Form 10-Q
period 1994-12-30
RAYMOND JAMES FINANCIAL INC
filed 1995-02-13
CIK 720005

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark one)
[ X ]   		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended December 30, 1994

	                                    OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to

Commission file number   1-9109

                         RAYMOND JAMES FINANCIAL, INC.
            (Exact name of registrant as specified in its charter)



             Florida                           	  No. 59-1517485
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization) 			             	Identification
                                       											No.)

	      880 Carillon Parkway, St. Petersburg, Florida  33716
       	(Address of principal executive offices)    (Zip Code)

                     	       (813) 573-3800
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              	Yes X  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

	20,475,696 shares of Common Stock as of__February 5, 1995


            RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

           Form 10-Q for the Quarter Ended December 30, 1994

                                INDEX



PART I.  FINANCIAL INFORMATION
                                                                 PAGE

  Item 1. Financial Statements

		Consolidated Statement of Financial Condition as of
		  December 30, 1994 (unaudited), and September 30, 1994        	 2

		Consolidated Statement of Operations (unaudited) for the
		  three month period ended December 30, 1994 and
		  December 31, 1993 	 		                                       	 3

		Consolidated Statement of Cash Flows (unaudited) for the
		  three months ended December 30, 1994 and
		  December 31, 1993 	 		                                       	 4

		Notes to Consolidated Financial Statements (unaudited)         5-6


  Item 2. Management's Discussion and Analysis of
        		Results of Operations and Financial Condition          7-9



PART II. OTHER INFORMATION

  Item 6.	Exhibits and Reports on Form 8-K

     	(a)	Exhibit 11:  Computation of Earnings Per Share          10
	     (b) Reports on Form 8-K:  None


	    All other items required in Part II have been previously filed or are not applicable for the quarter ended December 30, 1994.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
	                  (in thousands, except share amounts)

                                                   December 30,  September 30

                                                   ------------  -------------
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                          $  118,395	   $   54,021
Assets segregated pursuant to Federal regulations:
  Cash and cash equivalents                         	 162,161	      145,398
  Short-term investments                               52,986        14,964
  Other investments                                    19,775        33,872
Other short-term investments                           18,578        47,332
Receivables:
  Brokerage customers                           	     375,675       348,077
  Stock borrowed	                                     596,199   	   747,272
  Brokers and dealers                                  22,268	       14,410
  Other                                                14,217	       14,643
Trading and investment account securities       	     183,015       169,381
Investment in leveraged lease                          10,144         9,940
Property and equipment, net	                           43,195	       42,080
Deferred income taxes	                                 22,697	       20,584
Prepaid expenses and other assets	                     41,736        36,288
                                                   -----------   -----------
                                                   $1,681,041   	$1,698,262
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage note payable	                             $   13,205    $   13,243
Payables:
  Brokerage customers 	                               670,371	      516,794
  Stock loaned	                                       610,714	      771,666
  Brokers and dealers                                  22,573   	    23,837
  Trade and other	                                     49,001	       46,811
Trading account securities sold but not yet purchased  32,079        33,032
Accrued compensation                                   43,397	       59,514
Income taxes payable	                                   9,215	        5,913
                                                   -----------   -----------
	                                                   1,450,555     1,470,810
                                                   -----------   -----------
Commitments and contingencies		                          -             -

Stockholders' equity:
  Preferred stock; $.10 par value; authorized 10,000,000
   shares; outstanding -0- shares	-	    -
  Common stock; $.01 par value; authorized 50,000,000
   shares; issued 20,348,556 and 21,777,271 shares	       217           217
  Additional paid-in capital                           51,904	       52,375
  Unrealized gain(loss) on securities available for sale (456)
  Retained earnings                               	   198,331       192,280
                                                   -----------   -----------
	                                                     249,996	      244,872
  Less: 1,428,715 and 1,282,929 common shares in treasury,
   at cost	                                           (19,510)	     (17,420)
                                                   ------------  -----------
                                                  	   230,486	      227,452
                                                   ------------  -----------
                                                   $1,681,041    $1,698,262








                	See Notes to Consolidated Financial Statements.


                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                   (in thousands, except per share amounts)

                                                  	    Three Months Ended
                                                  December 30,   December 31,
	                                                      1994       	   1993
                                                  ------------   -------------
Revenues:
  Securities commissions                          $     71,596	  	$   83,780
  Investment banking                                    	5,426	       16,907
  Investment advisory fees                              11,904      		11,494
  Interest                                              19,680	      	13,198
  Correspondent clearing                                   944         1,081
  Principal trading profits                                596         2,467
  Financial services fees	                               5,417	        4,540
  Other	                                                   149		         946
                                                  -------------   -----------
	                                                      115,712		     134,413
                                                  =============   ===========
Expenses:
  Employee compensation                                 69,975        86,270
  Data communications                                    6,256         5,490
  Occupancy and equipment costs                        	 5,023	        3,533
  Interest                                            	 12,347         7,751
  Clearing and floor brokerage                         	 1,964	        1,914
  Business development                                 	 3,702	        3,567
  Other	                                                 3,932	        4,687
                                                    -----------    ----------
	                                                      103,199	      113,212
                                                    ===========    ==========
Income before income taxes and minority interests      	12,513        21,201

Provision for income taxes                               4,633         7,930

Minority interests in losses
 of consolidated subsidiaries   	                          (11)	          (7)
                                                     -----------   ----------
Net income                                           $   7,891     $  13,278
                                                     ===========   ==========
Net income per share                                 $     .38     $     .62
                                                     ===========   ==========
Cash dividends declared per
 common share                                        $     .09     $     .08
                                                     ===========   ==========
Average common equivalent shares outstanding	           20,472        21,346
                                                     ===========   ==========






              See Notes to Consolidated Financial Statements.


              RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
             Increase (Decrease) in Cash and Cash Equivalents
                               (UNAUDITED)
                             (in thousands)

                                                       Three Months Ended
                                                	 December 30, 	 December 31,
	                                                     1994           1993
                                                  ------------   ------------
Cash flows from operating activities:
  Net income                                        $   7,891     $   13,278
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                       2,432          1,425
  (Increase) decrease in assets:
    Short-term investments                           	 (9,268)	      (24,292)
    Deposits with clearing organizations	              (4,233)	       (5,030)
    Receivable from:
      Brokerage customers	                            (27,598)       (52,370)
      Stock borrowed                                	 151,073	      (243,023)
      Brokers and dealers	                             (7,858)	        8,547
      Other	                                              499	        11,053
    Trading and investment account securities         	  (490)	      (18,141)
    Deferred income taxes	                             (2,113)	       (2,963)
    Prepaid expenses and other assets	                 (1,492)         7,319
  Increase (decrease) in liabilities:
    Payable to:
      Brokerage customers                               153,577       81,903
      Stock loaned                                     (160,952)     244,053
      Brokers and dealers	                               (1,264)	     19,346
      Trade and other	                                    2,190	      (2,096)
    Accrued employee compensation and other expenses	   (16,117)     (19,534)
    Income taxes currently payable	                       3,302	       5,174
                                                      ----------   ----------
      Total adjustments	                                 81,688	      11,371
                                                      ----------   ----------
Net cash provided by operating activities	                89,579      24,649
                                                      ----------   ----------
Cash flows from investing activities:
  Additions to fixed assets, net	                         (3,547)	    (2,672)
                                                      -----------  ----------
Cash flows from financing activities:
  Borrowings from banks and financial institutions            	- 	        -
  Payments on borrowings from banks and financial
   institutions                                              (38)      	 (34)
  Issuance of common stock	                                  720	        776
  Purchase of treasury stock	                             (3,280)	        -
  Cash dividends on common stock                          (1,841)	    (1,720)
  Unrealized (loss) on securities available for sale	       (456)
                                                       -----------  ---------
Net cash used in (provided by) financing activities	      (4,895)       (978)
                                                       ===========  ==========
Net decrease in cash and cash equivalents	                81,137	     20,999
Cash and cash equivalents at beginning of period       	 199,419	    153,557
                                                        ----------  ----------
Cash and cash equivalents at end of period              $280,556    $174,556
                                                       ==========   =========
Supplemental disclosures of cash flow information:
  Cash paid for interest                               	$ 11,875    $  6,555
  Cash paid for taxes                                   $  3,148    $  5,720






               See Notes to Consolidated Financial Statements.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            DECEMBER 30, 1994


Basis of Consolidation

	The consolidated financial statements include the accounts of Raymond James Financial, Inc. and its consolidated subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. These statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments made are of a normal recurring nature. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

Commitments and Contingencies

	At December 30, 1994 Raymond James & Associates, Inc. had
$10,650,887 of government securities held as deposits by the Options Clearing Corporation, an amount sufficient to cover unsettled options at that date.

	In connection with certain limited partnerships syndicated by Raymond James & Associates, Inc., the Company is contingently liable as guarantor of certain loans totalling $385,000 at December 30, 1994. In connection with the early payoff of its $5.8 million loan to Cumberland Healthcare Fund, L.P. I-A, the Company has a commitment to relend up to $5 million upon request. No use of this facility is currently anticipated.

	The Company is a defendant or co-defendant in various lawsuits incidental to its securities business. The Company is contesting the allegations in these cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on discussions with counsel, the outcome of these matters will not result in a material adverse effect on the financial position or results of operations.



Capital Transactions

	The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of December 30, 1994, management has Board authorization to purchase up to 665,000 shares.

	The Board of Directors of the Company increased the quarterly cash dividend from $.08 to $.09 per share for fiscal 1995.


Net Capital Requirements

	The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at December 30, 1994 were as follows:

	Raymond James & Associates, Inc.:
	   (alternative method elected)
	   Net capital as a percent of aggregate debit items        15.00%
	   Net capital                                             $60,075,000
	   Required net capital                                    $ 7,906,000

	Investment Management & Research, Inc.:
	   Ratio of aggregate indebtedness to net capital            	 .99
	   Net capital	                                             $4,228,000
	   Required net capital                                    	$  278,000

	Robert Thomas Securities, Inc.:
	   Ratio of aggregate indebtedness to net capital             2.23
	   Net capital	                                             $1,551,000
 	  Required net capital 	                                   $  250,000


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
	                      AND FINANCIAL CONDITION



General

	The lackluster financial markets continued during the most recent quarter ended December 30, 1994. Rising interest rates and directionless equity markets contributed to investor trepidation, leading to decreased activity levels in several of the Company's primary revenue sources.


Results of Operations -	Three months ended December 30, 1994 compared with
three months ended December 31, 1993.

	Total revenues declined 14%, from $134,413,000 to $115,712,000, while net income fell 41%, from $13,278,000 to $7,891,000.

	Securities commission revenues decreased 15%, despite an increase in the number of account executives. Contributing to the reduced productivity was a 33% decline in mutual fund sales.

	Investment banking is one of the areas which has been severely impacted by the recent market conditions. While merger and acquisition activity continued at a reasonable pace, public offering volumes have declined dramatically both in the corporate and municipal marketplaces.

	Investment advisory fees rose slightly, in approximate proportion to the increase in assets under management as follows:

                   						       December 31,   December 31,   % Increase
						                               1994    	     1993        (Decrease)
                                ------------   ------------   -----------
Assets Under Management (000's):

	Eagle Asset Management, Inc.   $  6,035,000	  $  5,895,000        	2.4%
	Heritage Family of Mutual Funds  	1,399,000      1,386,000         0.9%
	Investment Advisory Services	       750,000        684,000         9.6%
	Awad and Associates                 204,000        177,000        15.3%
	Focus Investment Advisors           	48,000         73,000       (34.2)%
	Carillon Asset Management	           88,000	        57,000        54.4%
                                -------------  -------------   ----------
		Total                          $  8,524,000  $  8,272,000         3.0%
                                =============  =============   ==========

	Principal trading profits suffered from slower transaction volumes, particularly in over-the-counter equities. This area was also impacted negatively by the decline in new issue activity.



	Net interest income achieved a quarterly record of $7.3 million. Higher interest rates have led to increased earnings on the Company's capital, largely invested in fixed income securities either as inventories or short-term investments. Additionally, both customer margin loan and credit interest balances reached all-time highs.

	The decrease in employee compensation expense reflects the declines in commission expense and in the numerous incentive compensation arrangements which are a function of departmental, subsidiary and overall firm profitability.

	The increase in data communications is primarily a result of the costs associated with the rollout of new account executive workstations throughout the Raymond James & Associates branch offices.

	The significant increase in occupancy and equipment costs was due to increased retail branch office space and the purchase of additional computer equipment, which is depreciated over very short periods for financial reporting purposes.

Other expense declined due to reduced legal and bad debt expenses.

Financial Condition

	The Company's balance sheet has decreased slightly since fiscal year end, the result of decreased stock loan/borrow activity, net of increased customer credit interest and margin loan balances. Additionally, customer cash deposits rose dramatically as a result of balances transferred from money market funds at the end of December to avoid state intangible taxes. During the quarter, the Company repurchased 233,000 shares of its common stock, thus increasing the number of shares held in treasury.

Liquidity and Capital Resources

	Net cash provided by operating activities for the quarter was $81,688,000. The increase in balances was the primary source of cash.

	Investing and financing activities used $8,442,000 of cash during the quarter, primarily due to fixed asset purchases, cash dividends paid and repurchases of the Company's common stock.

	The Company has long-term debt in the amount of $13,204,602 in the form of a mortgage on the first of its two current headquarters buildings. The second building was constructed using internally generated funds.

	The Company's broker-dealer subsidiaries are subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (see Notes to Consolidated Financial Statements).



Effects of Inflation

	The Company's assets are primarily liquid in nature, and are not significantly affected by inflation. Management believes that the changes in replacement cost of property and equipment would not materially affect operating results. However, the rate of inflation affects the Company's expenses, including employee compensation, data communications and occupancy, which may not be readily recoverable through charges for services provided by the Company.


                                                               EXHIBIT 11


                      RAYMOND JAMES FINANCIAL, INC.
                   COMPUTATION OF EARNINGS PER SHARE
               (in thousands, except per share amounts)




                                              	      Three Months Ended
                                                December 31,   December 30,
                                               	    1994      	    1993
                                                -------------  -------------
Net income	                                      $ 	  7,891     $   13,278
                                                =============  =============

Average number of common shares and equivalents
  outstanding during the period	                     20,472	        21,346


Additional shares assuming
  exercise of stock options (1)	                        241	           244
    Average number of common shares used        ------------   -------------
    to calculate earnings per share	                 20,713	        21,590
                                                ============   =============
    Net income per share                         	 $    .38	      $    .62
                                                ============   =============


(1)	Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the average market price of the common stock during the period, or that part of the period for which the option was outstanding.



                             	SIGNATURES








	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                							RAYMOND JAMES FINANCIAL, INC.
			                                   					   (Registrant)




Date:  February 5 , 1995			                   /s/ THOMAS A. JAMES
							                                    	  Thomas A. James
	                                         			Chairman and Chief
							                                     	 Executive Officer




                                  							  /s/ JEFFREY P. JULIEN
				                                     			 Jeffrey P. Julien
					                                 		  Vice President - Finance
						                                	     and Chief Financial
									                                         Officer