Form 10-K/A
period 1994-09-30
RAYMOND JAMES FINANCIAL INC
filed 1995-02-22
CIK 720005

February  22, 1995

Securities and Exchange Commission
Division of Corporation Finance
Washington , D.C.   20549

Dear  Sirs:

Please accept this filing as an amendment to the 10-k filed by Raymond James Financial , Inc. on December 28, 1994. This amendment is made in order to include a Financial Data Schedule.

If you have any questions please contact Jennifer C. Ackart at (813)578-3800 ext.4303.


Sincerely,

Jennifer C. Ackart
Controller