Form 10-Q
period 1995-03-31
RAYMOND JAMES FINANCIAL INC
filed 1995-05-12
CIK 720005

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

(Mark one)
[  X  ]                               QUARTERLY REPORT PURSUANT  TO
SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended       March 31, 1995

                                 OR

[    ]                               TRANSITION REPORT PURSUANT  TO
SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

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

         1,249,014 shares of Common Stock as of May 3, 1995
             RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

             Form 10-Q for the Quarter Ended March 31, 1995

                                 INDEX



PART               I.                FINANCIAL               INFORMATION
PAGE

  Item 1. Financial Statements

          Consolidated Statement of Financial Condition as of
              March 31,1995  (unaudited), and September  30,1994         2

          Consolidated Statement of Operations (unaudited) for the
            three and six month periods ended March 31, 1995
            and March 25,1994                                            3

          Consolidated Statement of Cash Flows (unaudited) for the
             six months ended March 31,1995 and March 25,1994            4

          Notes to Consolidated Financial Statements (unaudited)        5-6


  Item 2. Management's Discussion and Analysis of
          Results of Operations and Financial Condition                 7-9



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 11:  Computation of Earnings Per Share                10

     (b) Reports on Form 8-K: Dated February 28, 1995, reporting the finalization of a $50 million revolving line of credit, the hiring of Kenneth W. Corba as the chief investment officer and growth equity portfolio manager of Eagle Asset Management and the appointment of Bert Boksen as the small cap equities portfolio manager of Eagle Asset Management.


        All other items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 1995.

               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (in thousands, except share amounts)

                                                     March 31,    September 30,
                                                        1995           1994
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                         $   71,865     $   54,021
Assets segregated pursuant to Federal regulations:
  Cash and cash equivalents                          186,000        145,398
  Short-term investments                              63,502         14,964
  Other investments                                    9,925         33,872
Other short-term investments                          34,868         47,332
Receivables:
  Brokerage customers                                373,897        348,077
  Stock borrowed                                   1,036,910        747,272
  Brokers and dealers                                 22,397         14,410
  Other                                               36,516         14,643
Trading and investment account securities            200,689        169,381
Investment in leveraged lease                         10,325          9,940
Property and equipment, net                           42,109         42,080
Deferred income taxes                                 21,182         20,584
Prepaid expenses and other assets                     41,363         36,288
                                                  ----------     ----------
                                                  $2,151,548     $1,698,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage note payable                             $   13,165     $   13,243
Payables:
  Brokerage customers                                675,326        516,794
  Stock loaned                                     1,030,628        771,666
  Brokers and dealers                                 24,780         23,837
  Trade and other                                     80,762         46,811
Trading account securities sold but not yet
  purchased                                           39,695         33,032
Accrued employee compensation                         43,635         59,514
Income taxes payable                                   3,163          5,913
                                                  ----------      ---------
                                                   1,911,154      1,470,810
                                                  ----------      ---------
Commitments and contingencies                              -              -

Stockholders' equity:
  Preferred stock; $.10 par value; authorized
   10,000,000 shares; outstanding -0- shares               -              -
  Common stock; $.01 par value; authorized
   50,000,000 shares; issued 20,520,615 and 21,777,271
   shares                                                217            217
  Additional paid-in capital                          50,720         52,375
  Unrealized gain on securities available for sale        32              -
  Retained earnings                                  206,582        192,280
                                                     257,551        244,872
                                                  -----------     ----------
  Less: 1,256,656 and 1,282,929 common shares
    in treasury, at cost                            (17,157)       (17,420)
                                                  -----------     ----------
                                                     240,394        227,452
                                                  -----------    -----------
                                                  $2,151,548     $1,698,262
                                                  ===========    ===========

            See    Notes    to    Consolidated    Financial    Statements.

               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                  (in thousands, except per share amounts)


                                 Three Months Ended      Six Months Ended
                                March  31,  March 25,   March 31, March 25,
                                   1995       1994        1995       1994
Revenues:
  Securities commissions          $ 75,114  $ 77,006     $146,709  $160,786
  Investment banking                 7,062    18,929       12,488    35,836
  Investment advisory fees           9,133    12,973       21,037    24,467
  Interest                          21,790    12,389       41,470    25,587
  Principal trading profits          5,211     2,194        5,807     4,661
  Financial service fees             2,922     2,117        8,339     6,656
  Other                              4,446     4,461        5,541     6,489
                                  --------  --------     --------  --------
                                   125,678   130,069      241,391   264,482
                                  --------  --------     --------  --------
Expenses:
  Employee compensation             73,785    82,936      143,760   169,205
  Data communications                6,322     6,521       12,578    12,012
  Occupancy and equipment costs      5,374     3,688       10,398     7,221
  Clearance and floor brokerage      1,819     1,912        3,783     3,826
  Interest                          14,386     7,663       26,733    15,414
  Business development               3,498     3,337        7,200     6,904
  Other                              4,198     4,305        8,130     8,992
                                  --------  --------     --------  --------
                                   109,382   110,362      212,582   223,574
                                  --------  --------     --------  --------
Income before income taxes
 and minority interests             16,296    19,707       28,809    40,908

Provision for income taxes           6,195     7,368       10,828    15,298

Minority interests in income (losses)
 of consolidated subsidiaries            1       (9)         (10)      (16)
                                  --------- ---------   ---------  ---------
Net income                        $ 10,100  $ 12,348     $ 17,991  $ 25,626
                                  ========= =========   =========  =========
Net income per share              $    .49  $    .57     $    .87  $   1.18
                                  ========= =========   ========== =========
Cash dividends declared per
 common share                     $    .09  $    .08     $    .18  $    .16
                                  ========= =========   ========== =========
Average common equivalent
 shares outstanding                 20,699    21,747       20,639    21,747
                                  ========= =========   ========== =========



              See Notes to Consolidated Financial Statements.
                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                 (UNAUDITED)
                                (in thousands)
                                                      Six Months Ended
                                                    March 31,   March 25,
                                                      1995        1994
Cash flows from operating activities:
  Net income                                        $ 17,991     $ 25,626
                                                    --------    ---------
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                      5,056        2,881
  (Increase) decrease in assets:
    Short-term investments                          (36,074)     (24,025)
    Deposits with clearing organizations             (3,585)     (11,472)
    Receivable from:
      Brokerage customers                           (25,820)     (52,728)
      Stock borrowed                               (289,638)    (386,337)
      Brokers and dealers                            (7,987)       18,025
      Other                                         (21,873)        5,719
    Trading account securities                         (698)     (32,188)
    Deferred income taxes                              (598)      (1,863)
    Prepaid expenses and other assets                (1,875)        7,062
  Increase (decrease) in liabilities:
    Payable to:
      Brokerage customers                            158,532        2,295
      Stock loaned                                   258,962      404,838
      Brokers and dealers                                943       10,809
      Trade and other                                 18,951      (1,758)
    Accrued employee compensation and other expenses(15,879)      (9,227)
    Income taxes payable                             (2,750)      (4,645)
                                                   ---------    ---------
      Total adjustments                               35,667     (72,614)
                                                   ---------    ---------
Net cash provided by (used in) operating activities   53,658     (46,988)
                                                   ---------    ---------
Cash flows from investing activities:
  Additions to property and equipment, net            (5,085)      (4,260)
                                                   ---------    ---------
Cash flows from financing activities:
  Borrowings from banks and financial institutions    15,000            -
  Payments on borrowings from banks & financial
  institutions                                           (78)         (70)
  Issuance of common stock                             1,904        1,582
  Purchase of treasury stock                          (3,296)      (6,359)
  Cash dividends on common stock                      (3,689)      (3,436)
  Unrealized gain on securities available for sale        32            -
                                                    ---------    --------
Net cash provided by (used in) financing activities    9,873      (8,283)
                                                    ---------    --------
Net increase (decrease) in cash and cash equivalents  58,446      (59,531)
Cash and cash equivalents at beginning of period     199,419      153,557
                                                    --------    ---------
Cash and cash equivalents at end of period          $257,865     $ 94,026
                                                    ========    =========
Supplemental disclosures of cash flow information:
  Cash paid for interest                            $ 25,639     $ 13,668
  Cash paid for taxes                               $ 13,880     $ 21,806

               See Notes to Consolidated Financial Statements.


            RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 1995


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

Commitments and Contingencies

      In connection with certain limited partnerships syndicated by Raymond James & Associates, Inc., the Company is contingently liable as guarantor of certain loans totalling $385,000 at March 31, 1995. In connection with the early payoff of its $5.8 million loan to Cumberland Healthcare Fund, L.P. I-A, the Company has a commitment through October 1, 1996, to relend up to $5 million upon request. No use of this facility is currently anticipated.

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

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. On February 17, 1995, the Board of Directors authorized the repurchase of an additional 385,525 shares of common stock, bringing the cummulative total authorized to 3,125,416. Of these 2,126,558 shares had been purchased as of March 31, 1995.

     In December 1994, the Board of Directors of the Company increased the quarterly cash dividend to $.09 per share.


Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at March 31, 1995 were as follows:

     Raymond James & Associates, Inc.:
          (alternative method elected)
          Net capital as a percent of aggregate debit items     16.00%
          Net capital                                      $71,587,000
          Required net capital                             $ 8,779,000

     Investment Management & Research, Inc.:
          Ratio of aggregate indebtedness to net capital          1.62
          Net capital                                      $ 3,127,000
          Required net capital                             $   339,000

     Robert Thomas Securities, Inc.:
          Ratio of aggregate indebtedness to net capital          5.28
          Net capital                                      $   695,000
          Required net capital                             $   250,000


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION


General

      While the current quarter's results compare unfavorably to the prior year, it is encouraging to note the improvement over the immediately preceding quarter. Business activity has strengthened, propelling equity indices to record levels and retracing part of 1994's dramatic rise in long-term interest rates. Although volatility has been high, the trends recently have been positive and investor confidence appears to be building.


Results of Operations -  Three  months  ended  March 31, 1995  compared  with three months ended March 25, 1994.

     Total revenues declined 3%, from $130,069,000 to $125,678,000, while net income fell 18%, from $12,348,000 to $10,100,000.

      Securities commission revenues decreased only slightly, despite a significant drop in mutual fund and annuity sales. Production per Account Executive is well below the prior year, and the recruiting pace is below the Company's historic average.

      Investment banking revenues remain well below the prior year's level, which reflected the tail end of a record period for underwriting volume.

      Investment advisory fees declined 30% as a result of institutional growth equity accounts transferring to Liberty Investment Management (as shown below), a joint venture between the Company and a former employee, effective January 1, 1995. Pursuant to the agreement, the Company will receive 50% of the revenue from these accounts for the next 5 years, while bearing none of the expenses.

                                          March 31,    March 25,  % Increase
                                            1995         1994     (Decrease)
Financial Assets Under Management (000's):

     Eagle Asset Management, Inc.        $1,659,000  $5,639,000     (71%)
     Heritage Family of Mutual Funds      1,615,000   1,537,000        5%
     Investment Advisory Services           723,000     706,000        2%
     Awad and Associates                    240,000     197,000       22%
     Focus Investment Advisors               47,000      53,000     (11%)
     Carillon Asset Management               81,000      81,000        0%
  Subtotal                                4,365,000   8,213,000     (47%)
                                        ------------  ----------
     Liberty Investment Management        4,409,000           -    (100%)
                                        -----------   ----------
  Total financial assets                 $8,774,000   $8,213,000        7%
                                        ===========   ===========

     Principal trading profits were up significantly, reflecting the improved market conditions discussed above.

     Net interest income achieved a quarterly record of $7.4 million. Higher interest rates have led to increased earnings on the Company's capital, largely invested in fixed income securities either as inventories or short-term investments. Additionally, both customer margin loan and credit interest balances reached all-time highs. Raymond James Bank, FSB is also becoming a meaningful contributor to interest earnings.

      The decrease in employee compensation expense reflects the declines in commission expense and in the numerous incentive compensation arrangements which are a function of departmental, subsidiary and overall firm profitability.

      The significant increase in occupancy and equipment costs was due to increased retail branch office space and the purchase of additional satellite and computer workstation equipment, the latter being depreciated over very short periods for financial reporting purposes.


Results of Operations -  Six  months ended March 31, 1995 compared  with  six months ended March 25, 1994.

      Total revenues for the six months ended March 31, 1995 declined 9% from $264,482,000 to 241,391,000. Net income of $17,991,000 was 30% below the prior year figure of $25,626,000.

      (The underlying reasons for most of the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the six month comparison. Therefore, this section is limited to the discussion of additional factors influencing the comparative six months results.)

      The increase in principal trading profits is attributable to improved fixed income trading results.

Financial Condition

      The Company's balance sheet has increased since fiscal year end, primarily the result of increased stock loan/borrow activity. In addition, increased customer credit interest balances led to a rise in assets segregated for the benefit of customers.

Liquidity and Capital Resources

      Net  cash  provided  by  operating activities  for  the  6  months  was
$53,658,000.   Net income plus the net increase in customer  credit  balances were the primary sources of cash.

      Investing and financing activities provided $4,788,000 of cash during the 6 months, primarily due to $15 million in short-term bank borrowings, which more than offset fixed asset purchases and cash dividends paid.

      The Company has long-term debt in the amount of $13,165,000 in the form
of  a  mortgage on the first of its two current headquarters buildings.   The
second building was constructed using internally generated funds.

      During the quarter, the Company obtained a $50 million unsecured corporate line of credit. This facility has no immediate use identified, but is intended to enable the Company to take advantage of emergent opportunities.

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


                        RAYMOND JAMES FINANCIAL, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)




                            Three Months Ended        Six Months Ended
                           March 31,   March 25,    March 31,   March 25,
                             1995        1994         1995         1994

Net income                  $10,100     $12,348      $17,991     $25,626
                            =======     =======      =======     =======

Average number of common
  shares and equivalents
  outstanding during the
  period                     20,486      21,389       20,479      21,368

Additional shares assuming
  exercise of stock
  options (1)                   213         358          160         379
                             -------     -------      -------     -------
     Average number of
       common shares used
       to calculate earnings
       per share             20,699      21,747       20,639      21,747
                            ========    =======      =======     =======
     Net income per share   $   .49     $   .57      $   .87     $  1.18
                            ========    =======      =======     =======


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



                                   RAYMOND JAMES FINANCIAL, INC.
                                           (Registrant)




Date:  May 12, 1995                   /s/ THOMAS A. JAMES
                                          Thomas A. James
                                        Chairman and Chief
                                         Executive Officer




                                     /s/ JEFFREY P. JULIEN
                                         Jeffrey P. Julien
                                     Vice President - Finance
                                        and Chief Financial
                                              Officer