Form 10-Q
period 1995-06-30
RAYMOND JAMES FINANCIAL INC
filed 1995-08-14
CIK 720005

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

(Mark one)
[  X  ]                               QUARTERLY REPORT PURSUANT  TO
SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended       June 30, 1995

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

       20,569,686 shares of Common Stock as of August 3, 1995


             RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

             Form 10-Q for the Quarter Ended June 30, 1995

                                 INDEX


PART I. FINANCIAL INFORMATION                                      PAGE

  Item 1. Financial Statements

          Consolidated Statement of Financial Condition as of
           June 30, 1995 (unaudited) and September 30, 1994          2

          Consolidated Statement of Operations (unaudited) for the
           three and nine month periods ended June 30, 1995
           and June 24, 1994                                         3

          Consolidated Statement of Cash Flows (unaudited) for the
           nine months ended June 30, 1995 and June 24, 1994         4

          Notes to Consolidated Financial Statements (unaudited)   5-6


  Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial Condition           7-9


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 11:  Computation of Earnings Per Share            10

     (b)  Reports on Form 8-K:  None



     All other items required in Part II have been previously filed or are not applicable for the quarter ended June 30, 1995.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (in thousands, except share amounts)

                                                     June 30,    September 30,
                                                      1995           1994
                                                  -----------   -------------
                                                   (UNAUDITED)
ASSETS
Cash and cash equivalents                         $   64,759     $   54,021
Assets segregated pursuant to Federal regulations:
  Cash and cash equivalents                          302,364        145,398
  Short-term investments                              44,016         14,964
  Other investments                                        -         33,872
Other short-term investments                          13,440         47,332
Receivables:
  Brokerage customers                                385,103        348,077
  Stock borrowed                                   1,052,066        747,272
  Brokers and dealers                                 42,899         14,410
  Other                                               24,758         14,643
Trading and investment account securities            205,977        169,381
Investment in leveraged lease                         10,468          9,940
Property and equipment, net                           41,727         42,080
Deferred income taxes                                 21,179         20,584
Prepaid expenses and other assets                     36,680         36,288
                                                  ----------     ----------
                                                  $2,245,436     $1,698,262
LIABILITIES AND STOCKHOLDERS' EQUITY              ==========     ==========
Mortgage note payable                             $   13,125     $   13,243
Payables:
  Brokerage customers                                726,801        516,794
  Stock loaned                                     1,045,814        771,666
  Brokers and dealers                                 35,648         23,837
  Trade and other                                     73,750         46,811
Trading account securities sold but not yet
  purchased                                           34,674         33,032
Accrued employee compensation                         54,906         59,514
Income taxes payable                                   7,452          5,913
                                                  ----------      ---------
                                                   1,992,170      1,470,810
                                                  ----------      ---------
Commitments and contingencies                              -              -

Stockholders' equity:
  Preferred stock; $.10 par value; authorized
   10,000,000 shares; outstanding -0- shares               -              -
  Common stock; $.01 par value; authorized
   50,000,000 shares; issued 21,777,271
   shares                                                217            217
  Additional paid-in capital                          50,722         52,375
  Unrealized gain (loss) on securities available
   for sale                                              277           (79)
  Retained earnings                                  218,570        192,359
                                                  ----------      ---------
                                                     269,786        244,872
  Less: 1,210,040 and 1,282,929 common shares
    in treasury, at cost                            (16,520)       (17,420)
                                                  ----------      ---------
                                                     253,266        227,452
                                                  ----------     ----------
                                                  $2,245,436     $1,698,262
                                                  ==========     ===========
                 See    Notes    to    Consolidated    Financial    Statements.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                  (in thousands, except per share amounts)


                                 Three Months Ended      Nine Months Ended
                                   June 30,   June 24,   June 30,  June 24,
                                     1995       1994       1995      1994
                                  --------  ---------    --------  --------
Revenues:
  Securities commissions          $ 85,569  $ 70,878     $232,279  $231,664
  Investment banking                13,267    13,849       25,754    49,685
  Investment advisory fees           9,642    11,632       30,680    36,098
  Interest                          28,080    14,660       69,549    40,247
  Principal trading profits          4,857        62       10,664     4,723
  Financial service fees             5,170     3,802       13,509    10,445
  Other                              2,358     2,854        7,899     9,357
                                  --------  --------     --------  --------
                                   148,943   117,737      390,334   382,219

Expenses:
  Employee compensation             85,198    74,556      228,958   243,762
  Data communications                6,071     6,936       18,649    18,947
  Occupancy and equipment costs      5,373     4,058       15,771    11,279
  Clearance and floor brokerage      2,116     2,080        5,899     5,906
  Interest                          19,576     9,538       46,308    24,952
  Business development               3,929     3,669       11,130    10,573
  Other                              5,008     5,014       13,138    14,006
                                  --------  --------    ---------  --------
                                   127,271   105,851      339,853   329,425

Income before income taxes
 and minority interests             21,672    11,886       50,481    52,794

Provision for income taxes           7,832     4,431       18,660    19,728

Minority interests in income (losses)
 of consolidated subsidiaries            2         7          (8)       (8)
                                  --------  --------     --------  --------
Net income                        $ 13,838  $  7,448     $ 31,829  $ 33,074
                                  ========  ========     ========  ========
Net income per share              $    .67  $    .35     $   1.54  $   1.54
                                  ========  ========     ========  ========
Cash dividends declared per
 common share                     $    .09  $    .08     $    .27  $    .24
                                  ========  ========     ========  ========
Average common equivalent
 shares outstanding                 20,775    21,123       20,670    21,533
                                  ========  ========     ========  ========



              See Notes to Consolidated Financial Statements.



                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                 (UNAUDITED)
                                (in thousands)
                                                     Nine Months Ended
                                                   June 30,      June 24,
                                                     1995          1994
                                                   --------     ---------
Cash flows from operating activities:
  Net income                                        $ 31,829     $ 33,074
                                                    --------     --------
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                      7,739        4,742
  (Increase) decrease in assets:
    Short-term investments                             4,840     (30,327)
    Deposits with clearing organizations               1,272     (11,533)
    Receivable from:
      Brokerage customers                           (37,026)     (69,535)
      Stock borrowed                               (304,794)    (120,597)
      Brokers and dealers                           (28,489)       17,652
      Other                                         (10,115)       12,546
    Trading and investment account securities        (1,082)     (95,535)
    Deferred income taxes                              (595)      (1,641)
    Prepaid expenses and other assets                (2,192)        1,072
  Increase (decrease) in liabilities:
    Payable to:
      Brokerage customers                            210,007       90,666
      Stock loaned                                   274,148      149,413
      Brokers and dealers                             11,811       17,134
      Trade and other                                 26,939        5,826
    Accrued employee compensation                    (4,608)      (6,285)
    Income taxes payable                               1,539      (4,904)
                                                    --------    ---------
      Total adjustments                              149,394     (41,306)
                                                    --------    ---------
Net cash provided by (used in) operating activities  181,223      (8,232)
                                                    --------    ---------
Cash flows from investing activities:
  Additions to property and equipment, net           (7,386)      (7,293)
                                                    --------    ---------
Cash flows from financing activities:
  Borrowings from banks and financial institutions         -       15,000
  Payments on borrowings from banks & financial
    institutions                                       (118)        (107)
  Issuance of common stock                             2,462        2,650
  Purchase of treasury stock                         (3,296)     (12,449)
  Cash dividends on common stock                     (5,539)      (5,093)
  Nonqualified options exercised                          81            -
  Unrealized gain on securities available for sale       277            -
                                                    --------     --------
Net cash provided by (used in) financing activities  (6,133)            1
                                                    --------     --------
Net increase (decrease) in cash and cash equivalents 167,704     (15,524)
Cash and cash equivalents at beginning of period     199,419      153,557
                                                    --------     --------
Cash and cash equivalents at end of period          $367,123     $138,033
                                                    ========     ========
Supplemental disclosures of cash flow information:
  Cash paid for interest                            $ 44,135     $ 24,094
                                                    ========     ========
  Cash paid for taxes                               $ 13,880     $ 26,273
                                                    ========     ========
               See Notes to Consolidated Financial Statements.



            RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           June 30, 1995


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

Commitments and Contingencies

      In connection with certain limited partnerships syndicated by Raymond James & Associates, Inc., the Company is contingently liable as guarantor of certain loans totaling $385,000 at June 30, 1995. In connection with the early payoff of its $5.8 million loan to Cumberland Healthcare Fund, L.P. I-A, the Company has a commitment through October 1, 1996, to relend up to $5 million upon request. No use of this facility is currently anticipated.

      The Company is a defendant or co-defendant in various lawsuits incident al to its securities business. The Company is contesting the allegations in these cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on discussions with counsel, the outcome of these matters will not result in a material adverse effect on the financial position or results of operations.

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of June 30, 1995, management has Board authorization to purchase up to 1 million additional shares.

      In December 1994, the Board of Directors of the Company increased the quarterly cash dividend to $.09 per share.


Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at June 30, 1995 were as follows:

     Raymond James & Associates, Inc.:
          (alternative method elected)
          Net capital as a percent of aggregate debit items        22%
          Net capital                                      $93,264,000
          Required net capital                              $8,376,000

     Investment Management & Research, Inc.:
          Ratio of aggregate indebtedness to net capital          1.76
          Net capital                                       $3,164,000
          Required net capital                                $371,000

     Robert Thomas Securities, Inc.:
          Ratio of aggregate indebtedness to net capital          4.37
          Net capital                                       $1,075,000
          Required net capital                                $313,000




        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION



General

      In a quarter reminiscent of 1992 or 1993, the Company generated record revenues during the three months ended June 30. Profit margins returned to historically high levels, yielding the second most profitable quarter in the Company's history. A confluence of interrelated factors, including all-time highs in the equity markets, surging transaction volume, a resurgence of investment banking activity and a favorably trending bond market, led to the strong results.


Results of Operations -  Three months ended June 30, 1995 compared with three months ended June 24, 1994.

      Total revenues increased to a record $148,943,000, a 27% increase over last year's $117,737,000, while net income rose 86% to $13,838,000 from $7,448,000.

      Securities commission revenues increased significantly, driven by a 38% jump in equity commission revenues. Transaction volume for the quarter of nearly 600,000 was the Company's heaviest ever. The number of account executives increased 11% from the prior year, totaling 2,390 at June 30, 1995.

      While investment banking revenues were relatively flat with the prior year, they compare favorably to the previous three quarters. This is the result of a restimulation of investment banking activity as the combination of higher stock prices and generally favorable economic conditions induced corporations to raise capital.

      Investment advisory fees declined 17% as a result of institutional growth equity accounts transferring to Liberty Investment Management (as shown below), a joint venture between the Company and a former employee, effective January 1, 1995. Pursuant to the agreement, the Company will receive 50% of the revenue from these accounts for the next 5 years, while bearing none of the expenses. Exclusive of this factor, investment advisory fees did not quite keep pace with the increase in assets under management due to a moderate shift to fixed income assets, which carry a lower management fee.

                                            June 30,     June 24,  % Increase
                                             1995         1994     (Decrease)
                                         ----------  ------------  ----------
Financial Assets Under Management (000's):

     Eagle Asset Management, Inc.        $1,776,000  $1,759,000        1%
     Eagle Accounts Transferred
       to Liberty Investment Management           -   4,101,000    (100%)
     Heritage Family of Mutual Funds      1,783,000   1,502,000       19%
     Investment Advisory Services           786,000     725,000        8%
     Awad and Associates                    292,000     198,000       47%
     Focus Investment Advisors                    -      51,000    (100%)
     Carillon Asset Management               81,000      90,000     (10%)
                                         ----------  ----------
  Subtotal                                4,718,000   8,426,000     (44%)
     Liberty Investment Management        4,409,000           -         -
                                         ----------  ----------
 Total                                   $9,127,000  $8,426,000        8%
                                         ==========  ==========
      Net interest income of $8.5 million established a fourth consecutive quarterly record. Higher interest rates have led to increased earnings on the Company's capital, largely invested in fixed income securities either as inventories or short-term investments. Additionally, both customer margin
loan  and  credit  interest  balances reached all-time  highs.   While  still
relatively small, Raymond James Bank, FSB, continues to grow as a meaningful contributor to interest earnings.

      Principal trading profits reflect the improved market conditions and compare particularly favorably to the prior year's third quarter, during which the Company experienced losses in fixed income inventory accounts.

     Increased financial service fees reflect the increased number of clients electing wrap fee accounts over traditional commissions.

      The increase in employee compensation expense reflects the increased commission expense, an 8% increase in administrative and clerical salaries (reflecting overall firm growth and normal salary increases), and an increase in incentive compensation accruals related to overall firm profitability.

      The significant increase in occupancy and equipment costs was due to increased retail branch office space and the purchase of additional satellite and computer workstation equipment, the latter being depreciated over very short periods for financial reporting purposes.


Results of Operations -  Nine  months ended June 30, 1995 compared with  nine months ended June 24, 1994.

     Total revenues for the nine months ended June 30, 1995 increased 2% from $382,219,000 to $390,334,000. Net income of $31,829,000 was 4% below the prior year figure of $33,074,000.

      (The underlying reasons for most of the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the nine month comparison. Therefore, this section is limited to the discussion of additional factors influencing the comparative nine months results.)

     Securities commissions have reached figures comparable to the prior year period due to improved equity volume in the most recent quarter.

      Investment banking revenues, although improved over the prior several quarters, were well below prior year figures which reflected an extremely robust period for underwriting volume.

      Decreased employee compensation expense reflects a slight decline in commission expense and decreases in certain incentive compensation arrangements, which are a function of departmental and subsidiary profitability.

Financial Condition

       The Company's statement of financial condition has increased significantly since fiscal year end, primarily the result of increased stock loan/borrow activity and increased customer credit interest balances, the latter leading to a rise in assets segregated for the benefit of customers.

Liquidity and Capital Resources

      Net  cash  provided  by operating activities for the  nine  months  was
$181,223,000.   Net income plus the net increase in customer credit  balances were the primary sources of cash.

      Investing and financing activities used $13,519,000 of cash during the nine months, primarily due to fixed asset purchases, cash dividends paid and repurchases of the Company's common stock.

      The Company has long-term debt in the amount of $13,125,000 in the form
of  a  mortgage on the first of its two current headquarters buildings.   The
second building was constructed using internally generated funds.

      During  the year, the Company obtained a $50 million unsecured line  of
credit.   This facility has no immediate use identified, but is  intended  to enable the Company to take advantage of emergent opportunities.

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


                                                                 EXHIBIT 11


                        RAYMOND JAMES FINANCIAL, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)




                            Three Months Ended      Nine Months Ended
                            June 30,    June 24,   June 30,    June 24,
                              1995        1994       1995        1994
                            -------     -------    -------     -------
Net income                  $13,838     $ 7,448    $31,829     $33,074
                            =======     =======    =======     =======

Average number of common
  shares and equivalents
  outstanding during the
  period                     20,541      20,828     20,500      21,188

Additional shares assuming
  exercise of stock
  options (1)                   234         295        170         345
                            -------      -------    -------     -------
     Average number of
      common shares used
      to calculate earnings
      per share              20,775      21,123       20,670     21,533
                            =======     =======      =======    =======
     Net income per share   $   .67     $   .35      $  1.54    $  1.54
                            =======     =======      =======    =======



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



                                   RAYMOND JAMES FINANCIAL, INC.
                                   -----------------------------
                                           (Registrant)




Date:  August 7, 1995                 /s/ THOMAS A. JAMES
      ---------------              -----------------------------
                                          Thomas A. James
                                        Chairman and Chief
                                         Executive Officer




                                     /s/ JEFFREY P. JULIEN
                                    ---------------------------
                                         Jeffrey P. Julien
                                     Vice President - Finance
                                        and Chief Financial
                                              Officer