Form 10-K
period 1995-09-29
RAYMOND JAMES FINANCIAL INC
filed 1995-12-29
CIK 720005

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark one)                        FORM 10-K

(X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended         September 29, 1995
                                       -------------------
                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                 to

                Commission file number        1-9109
                                       -------------------
                         RAYMOND JAMES FINANCIAL, INC.
            (Exact name of registrant as specified in its charter)

            Florida                                       No. 59-1517485
         ---------------                                  ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

880 Carillon Parkway, St. Petersburg, Florida                        33716
---------------------------------------------                      ----------
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (813) 573-3800
                                                             ----------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
  ----------------------            -----------------------------------------
Common Stock, $.01 Par Value                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:        None
                                                             ----------------
                                                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 11, 1995: $261,832,708.

Number of common shares outstanding (December 11, 1995):             20,668,798

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
Proxy Statement for Annual Meeting of Shareholders to be held on February 15, 1996. (The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to January 25, 1996.)

                                    PART I

ITEM 1.   BUSINESS

     (a)  General Description of Business

      Raymond James Financial, Inc. ("RJF") is a Florida-based holding company that was incorporated in 1974 as a successor to its predecessor corporation founded in 1962. Its principal subsidiaries include Raymond James & Associates, Inc. ("RJA"), Investment Management & Research, Inc. ("IM&R"), Robert Thomas Securities, Inc. ("RTS"), Eagle Asset Management, Inc. ("Eagle"), Heritage Asset Management, Inc. ("Heritage") and Raymond James Bank, FSB. All of these subsidiaries are wholly-owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as the "Company".

      RJF's principal subsidiary, RJA, was organized in Florida in 1962. RJA is a regional securities brokerage firm engaged in most aspects of the securities business. All but 11 of RJA's 40 retail branch offices are located in Florida, and the Company is the largest brokerage and investment firm headquartered in that state. RJA also has 13 institutional sales offices, 6 of which are located in Europe. RJA is a member of the New York Stock Exchange ("NYSE") and other principal stock and option exchanges.

      IM&R was formed in 1973 as an independent contractor financial planning organization and participates in the distribution of all products and services offered by RJA to its retail customers through its 417 offices and 74 satellite offices in all 50 states. IM&R is a member of the National Association of Securities Dealers ("NASD") and Securities Investor Protection Corporation ("SIPC"), but not of any exchange, as it clears its trades on a fully-disclosed basis through RJA.

      RTS was organized in 1981. It serves independent contractor brokers who do a majority of their business in individual securities and currently operates 272 branch offices and 81 satellite offices in 47 states. RTS, like IM&R, is a member of the NASD and SIPC, but not of any exchange, as it also clears all of its business on a fully-disclosed basis through RJA.

      Eagle was formed in 1984 as a registered investment advisor and at September 29, 1995 had approximately $1.9 billion of client assets under management. Prior to the inception of Eagle, the asset management operation had been a division of RJA.

      Heritage was organized in 1985 to act as the manager of the Company's internally sponsored Heritage family of mutual funds. At September 29, 1995 the six funds managed by Heritage had a total of over $1.9 billion in assets.

     Raymond James Bank was formed in 1994 in conjunction with the purchase from the RTC of the deposits of a failed thrift. Its primary purpose is to provide traditional banking products and services to the clients of the Company's broker-dealer subsidiaries. At September 29, 1995, Raymond James Bank had $128 million in assets.
     (b)  Financial Information about Industry Segments

     The Company's operations consist of various financial services provided to its clients. The following table shows revenues by source for the last three years:


                                                Year Ended
                              Sept. 29,        Sept. 30,         Sept. 24,
                                1995      %      1994      %       1993      %
                              -------------------------------------------------
                                        (dollar amounts in thousands)
Securities commissions:
  Listed products            $ 82,738   14.9   $ 68,938   13.6  $ 60,973   13.5
  Over-the-counter            110,062   19.9     92,609   18.3    84,630   18.7
  Mutual funds                 68,994   12.4     76,115   15.0    72,978   16.2
  Asset management             31,159    5.6     27,202    5.4    22,331    4.9
  Insurance and annuities      34,238    6.2     36,199    7.1    31,762    7.1
  Other                           356     .1      2,130     .4     3,615     .8
                             --------------------------------------------------
       Total                  327,547   59.1    303,193   59.8   276,289   61.2
                             --------------------------------------------------
Investment banking:
  Corporate finance (includ-
   ing underwriting sales
   credits)                    38,262    6.9     54,238   10.7    53,905   11.9
  Limited partnerships          4,742     .9      5,981    1.2     6,096    1.4
                             --------------------------------------------------
       Total                   43,004    7.8     60,219   11.9    60,001   13.3
                             --------------------------------------------------
Investment advisory fees       42,922    7.7     51,153   10.1    46,507   10.3
Interest                       97,211   17.5     58,542   11.5    33,616    7.4
Correspondent clearing          3,721     .7      3,866     .8     4,164     .9
Net trading and investment
 profits                       12,637    2.3      6,843    1.3    14,846    3.3
Financial service fees         17,154    3.1     13,446    2.7    11,907    2.6
Other                           9,874    1.8      9,874    1.9     4,417    1.0
                             --------------------------------------------------
       Total revenues        $554,070  100.0   $507,136  100.0  $451,747  100.0
                             ==================================================
Securities commissions by
 broker-dealer:
  Raymond James & Associates,
   Inc.                      $146,004   44.6   $130,565   43.1  $127,178   46.0
  Investment Management &
   Research, Inc.             118,738   36.3    114,506   37.8    99,192   35.9
  Robert Thomas Securities,
   Inc.                        62,805   19.1     58,122   19.1    49,919   18.1
                             --------------------------------------------------
       Total                 $327,547  100.0   $303,193  100.0  $276,289  100.0
                             ==================================================

     (c)  Narrative Description of Business

     At September 29, 1995 the Company employed 2,639 individuals. RJA employed 2,166 of these individuals, 485 of whom were full-time account executives. In addition, 1,803 full-time account executives were affiliated with the Company as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to approximately 470,000 client accounts. No single client accounts for a material percentage of the Company's total business.
                     Raymond James & Associates, Inc.

      RJA's activities in the securities business include retail and institutional securities brokerage, origination and distribution of limited partnership interests, management of and participation in underwritings of equity and fixed income securities, market making in corporate and municipal securities, origination, distribution and management of mutual funds and unit trusts and research and investment advisory services. RJA also offers financial planning services for individuals and provides clearing services for IM&R, RTS and other unaffiliated broker-dealers. For the year ended September 29, 1995 the revenues of RJA accounted for 62% of the consolidated revenues of the Company.

      RJA is a member of the NYSE, American Stock Exchange, Philadelphia Stock Exchange, Chicago Board Options Exchange, the New York Futures Exchange, Pacific Exchange and Chicago Exchange. It is also a member of the Securities Industry Association, NASD and SIPC. SIPC provides insurance protection for customers' accounts of up to $500,000 each (limited to $100,000 for claims for cash). In addition, RJA carries up to $24,500,000 per account of excess customer insurance.

     Brokerage Transactions. RJA provides securities brokerage services to both retail and institutional customers. RJA charges commissions to its retail customers, on both exchange and over-the-counter transactions, in accordance with its established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the customer's level of business, the trade size and other relevant factors. RJA discounts its commissions substantially on institutional transactions based on trade size and the amount of business conducted annually with each institution.

     Customers' transactions in securities are effected on either a cash or margin basis. In margin transactions, the customer pays a portion of the purchase price, and RJA makes a loan to the customer for the balance, collateralized by the securities purchased or by other securities owned by the customer. Interest is charged to customers on the amount borrowed to finance margin transactions. The financing of margin purchases is an important source of revenue to RJA, since the interest rate paid by the customer on funds loaned by RJA exceeds RJA's cost of short-term funds. The interest rates charged to customers on such loans depend on the average margin loan balance in the customer's account and range from prime plus 1% to prime minus .75%.

      Typically, secured bank borrowings and equity capital are the primary sources of funds to finance customers' margin account borrowings. Since the inception of the Credit Interest Program in 1981, however, the Company's primary source of funds to finance customers' margin account balances has been cash balances in customers' accounts which are not required to be segregated. In addition, pursuant to written agreements with customers, broker-dealers are permitted by Securities and Exchange Commission ("SEC") and NYSE rules to lend customer securities in margin accounts to other brokers. SEC regulations, however, restrict the use of customers' funds derived from pledging and lending customers' securities to the financing of margin account balances, and to the extent not so used, such funds are required to be deposited in a special account for the benefit of customers. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, customers' fully paid and excess margin securities.
      Over-the-Counter and Other Trading. Trading securities in the over-the-counter ("OTC") market involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. RJA makes markets in corporate stocks and bonds, municipal bonds and various government securities. At September 29, 1995 RJA made markets in 204 common stocks traded in the OTC market.

      RJA frequently acts as agent in the execution of OTC orders for its customers and as such transacts these trades with other dealers. When RJA receives a customer order in a security in which it makes a market, it may act as principal as long as it matches or improves upon the best price in the dealer market, plus or minus a mark-up or mark-down not exceeding the equivalent agency commission charge. Recently adopted regulations require that customer limit orders be satisfied prior to the brokerage firm buying securities into their own inventory at the same price.

      Stock Borrow/Stock Loan Program. RJA commenced this program in July 1987, involving the borrowing and lending of securities from and to other broker-dealers. RJA generally acts as an intermediary between broker-dealers and other financial institutions, where it borrows from one party and lends to another. The borrower of the securities puts up a cash deposit, commonly 102% of the market value of the securities. This deposit, which is adjusted daily to reflect changes in current market value, earns interest at a negotiated rate, typically .2% to .5% below what the lender of the securities can earn on the funds.

      Mutual Funds. RJA sells a number of professionally managed, load mutual funds and offers, in addition, a selection of no-load funds. RJA maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker-dealers. Commissions on such sales generally range from 1% to 5% of the dollar value of the transaction. Alternative sales compensation structures typically include front-end charges, "back-end" or deferral charges, and an annual charge in the form of a higher annual fund expense.

      At September 29, 1995, the Company had 6 internally sponsored mutual funds for which RJA acts as distributor. (See Heritage Asset Management, Inc. description on page 7.) As the distributor of these funds, RJA has the right to enter into dealer agreements with other broker-dealers for the sale of Heritage funds to their clients.

      Asset Management Services ("AMS"). RJA formed this department in April 1990 to encompass several programs involving portfolio management, primarily Investment Advisory Services ("IAS"), the Passport Program ("Passport"), the Managed Investment Program ("MIP") and the Preferred Portfolio Account ("PPA"). IAS, which commenced operations in August 1987, assists clients in selecting portfolio managers, establishes custodial facilities, monitors performance of client accounts, provides clients with accounting and other administrative services and assists portfolio managers with certain trading management activities. IAS earns fees generally ranging from .5%-1.0% of asset balances per annum, a substantial portion of which is paid to portfolio managers who direct the investment of the client's account. At September 29, 1995, this program had approximately $960 million in assets under management through agreements with 20 independent investment advisors. In addition, two proprietary asset managers, Awad and Associates Asset Management ("AWAD") and Carillon Asset Management ("Carillon"), are offered through this program.

      Passport is a non-discretionary advisory fee alternative that allows clients to pay a quarterly fee plus low transaction charges in lieu of commissions. Fees are based on the individual accounts and are dependent on the type of securities in the accounts. In addition, AMS collects an administrative fee of up to .2% of asset balances annually, for which clients receive a quarterly performance report and other services. As of September 29, 1995, Passport had approximately $420 million in assets serviced by account executives.

      MIP is a program that allows selected account executives to manage customer portfolios on a discretionary, wrap fee basis. The account execu tives must satisfy certain criteria and complete educational courses to be selected for this program. Fees are based on the individual accounts and are dependent on the size of the account and the type of securities in the account. AMS establishes custodial facilities, monitors performance of client portfolios, provides clients with accounting and other administrative services and assists the account executives with certain trading management activities. AMS collects a fixed fee plus a percentage of the assets. As of September 29, 1995, MIP had approximately $90 million in assets serviced by fourteen account executives.

      PPA is another non-discretionary wrap fee pricing alternative that allows clients to pay a quarterly fee in lieu of commissions. Unlike Pasport, no transaction charge is imposed. Fees are based on the individual accounts and are dependent on the type of securities in the accounts. In addition, AMS collects an annual administrative fee of .2% of asset balances, for which clients are provided with a quarterly performance report and other services. As of September 29, 1995, PPA had approximately $53 million in assets.

     AWAD is primarily an equity portfolio management division of RJA which was formed in March of 1992. Clients pay fees and/or commissions for management of their accounts. Present fees range from .5% to 1.0% of asset balances annually. In addition to private accounts, AWAD also manages a portion of the Heritage Small Cap Stock Fund Portfolio. AWAD, which is offered through the IAS program, had approximately $360 million under management at September 29, 1995.

      Carillon, a division of RJA offered through IAS, commenced operations in 1993. Carillon manages approximately $72 million for private accounts investing in closed-end funds. Fees are currently .375% of assets annually.

      In addition to the foregoing programs, AMS also monitors various outside money managers that are not a part of the IAS program.

      Institutional Sales, Trading and Research. RJA has a domestic staff of 134 professionals who provide research, sales and execution services to RJA's institutional clients. In addition, RJA has 36 account executives in 6 institutional sales offices located in Europe. RJA's research is focused on the identification of industries and companies which its staff believe are undervalued. These professionals also attempt to provide general coverage on public companies located in Florida and throughout the southeastern United States. Proprietary research reports, supplemented by research purchased from outside services, are also provided to retail customers.

      Investment Banking Group. The 55 professionals of RJA's Investment Banking Group located primarily in St. Petersburg, Florida, with satellite offices in Atlanta, Boston and Dallas, operate in two distinct areas. The Corporate Finance Department is involved in a variety of activities including public and private debt and equity financing for corporate clients, merger and acquisition consulting services, fairness opinions and evaluations. The Real Estate Investment Banking Department originates, syndicates, markets and monitors the performance of public and private limited partnerships, primarily in the real estate and equipment leasing industries. An active secondary trading market is also maintained for the purchase and resale of public limited partnership units.

     RJA's affiliates frequently act as a general or co-general partner for
the  limited partnerships the Company syndicates and/or manages.   See  the
description of the Company's other subsidiaries on page 9.

      Syndicate Department. The Syndicate Department coordinates the distribution of newly issued securities to institutional and retail investors. They handle public offerings that are managed or co-managed by RJA as well as selling group and syndicate participations managed by other firms. This department primarily deals with equity and closed-end mutual fund underwritings and brokered certificate of deposit offerings.

      Fixed Income Department. Through its Fixed Income Department, RJA distributes both taxable and tax-exempt fixed income products (such as corporate, government and mortgage-backed bonds as well as municipal bonds and unit investment trusts) to its customers. RJA positions taxable fixed income securities and municipal securities in both the primary and secondary markets as principal. The department's Public Finance Division acts as financial advisor or underwriter to various municipal agencies or political subdivisions. When underwriting municipal bonds, RJA agrees to purchase bonds either through a negotiated sale or based upon a competitive bid. RJA also acts as an underwriter, dealer and selling group member for both taxable and non-taxable unit trusts. The Institutional Fixed Income Research Group provides institutional clients with value-added services and research bulletins on topics ranging from specific product information to regulatory developments.

       Administration and Operations. RJA's operations personnel are responsible for the execution of orders, processing of securities transactions, custody of customer securities, receipt, identification and delivery of funds and securities, compliance with regulatory and legal requirements, internal financial accounting and controls and general office administration for all of the financial services group.


                  Investment Management & Research, Inc.

     IM&R participates in the distribution of all the products and services offered by RJA to its retail customers through 1,041 independent contractor registered representatives in 491 offices and satellite offices throughout all 50 states. The number of registered representatives in these offices ranges from 1 to 21. Such representatives devote all or substantially all of their time to the sale of securities and, while these independent contractors must conduct all securities business through IM&R, their contracts permit them to conduct insurance, real estate brokerage, accounting services or other business for others or for their own account. Many IM&R registered representatives are better characterized as financial planners than as stock brokers, although they are not required to conduct their business as financial planners. Independent contractors are responsible for all of their direct costs and are paid higher than normal commission rates to compensate them for their added expenses.


                      Robert Thomas Securities, Inc.

        RTS has 762 full-time independent contractor registered representatives in 47 states who offer securities and investment advice to individuals and institutions through a network of 353 branch offices and satellite offices. Of these, 111 are located within depository institutions (banks, savings and loans and credit unions). RTS representatives offer the full range of securities products and services of RJA. RTS branches have the independence to set their own commissions on agency business within regulatory guidelines. RTS branches and their registered personnel may offer non-securities financial products (i.e., life insurance) to customers outside of their relationship with RTS.


                       Eagle Asset Management, Inc.

      Eagle is a registered investment advisor with approximately $1.9 billion under management at September 29, 1995. Eagle's clients include pension and profit sharing plans, retirement funds, foundations, endowments, trusts and individuals. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages approximately $300 million for 92 institutional clients and $1.6 billion for 6,450 retail accounts.

      Eagle's investment management fee generally ranges from .25%-1.0% of asset balances per year depending upon the size and investment objective of the account. In addition to the management fees, clients are required to pay brokerage commissions (or a fee in lieu thereof) for transactions in their account.

      Eagle's former president and chief investment officer entered into a Separation Agreement with the Company effective December 31, 1994. Under this agreement the institutional growth equity accounts previously managed by Eagle were transferred to a new firm, Liberty Investment Management, Inc. ("Liberty"), headed by the former president and chief investment officer. For the five years ending December 31, 1999, the Company will receive 50% of the management fees earned by the new firm on the assets in these transferred accounts, while bearing none of the expenses. Further, the Company has the option of purchasing 20% of Liberty at December 31, 1999 at a predetermined price.


                     Heritage Asset Management, Inc.

     Heritage is the manager of the internally sponsored Heritage family of mutual funds, currently consisting of Heritage Cash Trust (a money market fund with taxable and tax-exempt portfolios), Heritage Capital Appreciation Trust (a mutual fund seeking long-term appreciation), Heritage Income-Growth Trust (a mutual fund seeking long-term total return with approximately equal emphasis on current income and capital appreciation), Heritage Income Trust (a trust consisting of the Diversified Portfolio and the Limited Maturity Government Portfolio, each seeking high current income consistent with the preservation of capital), Heritage Series Trust (a trust consisting of the Small Cap Stock Fund, the Value Equity Fund, and the Eagle International Equity Fund, each seeking long-term capital appreciation through investments in small capitalization stocks and undervalued stocks, respectively) and Heritage U.S. Government Income Fund (a closed-end fund seeking high current income with the potential for capital appreciation). Heritage also serves as the administrator for the Heritage Series Trust-Eagle International Equity Portfolio, which seeks long-term capital appreciation through investments in international stocks. Heritage serves as the transfer agent for all Heritage open-end funds and as fund accountant for all Heritage open-end funds except for the Eagle International Equity Portfolio. Net assets at September 29, 1995 were as follows (in thousands):

          Heritage Cash Trust:
            Money Market Fund                     $1,359,852
            Municipal Money Market Fund              278,988
          Heritage Capital Appreciation Trust         74,174
          Heritage Income-Growth Trust                34,622
          Heritage Income Trust:
            Diversified Portfolio                     30,648
            Limited Maturity Government Portfolio     24,552
          Heritage Series Trust:
            Small Cap Stock Fund                      64,247
            Value Equity Fund                         15,321
            Eagle International Equity Portfolio       9,059
          Heritage U.S. Government Income Fund        38,973
                                                  -----------
                                                  $1,930,436
                                                  ===========

      Portfolio management for the Value Equity Fund, Income-Growth Trust and a portion of the Diversified Portfolio is subcontracted to Eagle. Portfolio management for the Small Cap Stock Fund is subcontracted to AWAD and Eagle. Portfolio management for the Capital Appreciation Trust is subcontracted to Liberty Investment Management, Inc.


                     Planning Corporation of America

      Planning Corporation of America ("PCA"), a wholly-owned subsidiary of RJA, is a general insurance agency and represents a number of insurance companies. Through the account executives of the Company's broker-dealer subsidiaries, PCA provides products and marketing support for a broad range of insurance products, principally fixed and variable annuities, all forms of life insurance, disability insurance and long-term care coverage.


                           RJ Properties, Inc.

      RJ Properties, Inc. ("RJP"), headquartered in Atlanta, Georgia, was incorporated in April, 1980 and acts as a general or co-general partner for private and public limited partnerships currently owning 33 apartment properties and 5 shopping centers. RJP acquires properties for syndications for which it serves as a general partner and receives acquisition fees and residual interests in profits and proceeds from future sales of the projects. Through an affiliate, Raymond James Realty Advisors, RJP acts as the advisor for real estate portfolios of institutional clients. At September 29, 1995, RJP acted as advisor for approximately $370 million of such assets. In addition, RJP performs the property management function for certain properties owned either by partnerships in which RJP is a general partner or properties in portfolios of institutional clients. At September 29, 1995, RJP had 31 properties with a total of 6,298 apartment units under management. The Company owns 85% of the outstanding shares of RJP. Mr. Francis S. Godbold, President and a Director of the Company, owns 7.5%, and Mr. J. Robert Love, President of RJP, owns the remaining 7.5%.


                       Raymond James Trust Company
                           Sound Trust Company

      Raymond James Trust Company was chartered in 1992 and opened for business in September 1992. This wholly-owned subsidiary of RJF was formed primarily to provide personal trust services to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is generally subcontracted to the existing asset management operations of the Company. In October 1993 the Company acquired a second trust company,
Sound Trust Company, in Tacoma, Washington. This subsidiary provides personal trust services primarily to broker-dealer clients outside the State of Florida. These two subsidiaries had a combined total of $250 million in client assets at September 29, 1995.


                         Raymond James Bank, FSB

      Raymond James Bank, FSB, ("RJBK") was chartered as a federal savings bank on May 6, 1994, in conjunction with the acquisition of deposits of certain branches of a failed thrift from the Resolution Trust Corporation. As a member of the Federal Deposit Insurance Corporation ("FDIC"), RJBK offers FDIC-insured deposit products to clients of the broker-dealer subsidiaries and its delineated market. As a well-capitalized institution, RJBK continues to exceed all required capital ratios. At September 29, 1995, RJBK had total assets of approximately $128 million.


                     Raymond James Mortgage Companies

      Raymond James Mortgage Capital, Inc. ("RJMC") and several related subsidiaries were formed during 1994 to conduct various mortgage securitization activities. As a result of economic losses and the loss of its president, RJMC and the related mortgage subsidiaries will be sold during fiscal 1996.


                Raymond James International Holdings, Inc.

      Raymond  James International Holdings, Inc. is a Delaware corporation
formed  in  1994  to  house  the Company's foreign  operations.   To  date,
operations consist of asset management joint ventures in India and France.


                            Other Subsidiaries

     Several of the Company's subsidiaries were formed to act as general or co-general partner for various public and private limited partnerships syndicated by RJA. A summary of these subsidiaries is as follows:

     Subsidiary                         Type of Partnership(s)
     ----------                         ----------------------
     RJ Leasing, Inc.                   Equipment leasing
     RJ Leasing - 2, Inc.               Equipment leasing
     RJ Equities, Inc.                  Real estate
     RJ Health Properties, Inc.         Nursing homes
     RJ Telecommunications, Inc.        Media properties
     RJ Credit Partners, Inc.           Government subsidized apartments
     Raymond James Partners, Inc.       Various
     RJ Medical Investors, Inc.         Nursing homes
     RJ Partners, Inc.                  Various

      The Company has several other subsidiaries, but their activities are not material to the Company's operations.


                               Competition

       The   Company's  subsidiaries  compete  with  many  larger,   better
capitalized providers of financial services, including other securities firms, some of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. They also compete with a number of firms offering discount brokerage services, usually with lower levels of service, to individual customers. The Company's subsidiaries compete principally on the basis of service, product selection, location and reputation in local markets.


                                Regulation

      The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-
regulatory organizations, principally the NASD and the NYSE. These self-regulatory organizations adopt rules (which are subject to approval by the
SEC) for governing the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. RJA, IM&R and RTS are currently registered in all 50 states.

      The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and shareholders of broker-dealers.

      See Notes 12 and 13 of the Notes to Consolidated Financial Statements for further description of certain SEC regulations.


ITEM 2.   PROPERTIES

      Properties owned by the Company at September 29, 1995 include a 310,000 square foot headquarters complex (two buildings) and the 86,000 square foot former headquarters building, both located in St. Petersburg, Florida. The former headquarters building is presently unoccupied and available for sale or lease. In addition, the Company leases 60,000 square feet in a nearby office building. The Company owns 13.87 acres near the current headquarters for long-term growth purposes and owns the RJA branch office building in Crystal River, Florida. The remaining RJA branch offices are leased with various expiration dates through 2002. The IM&R, RJMC and RJP headquarters offices in Atlanta, Georgia are also under leases. See Notes 4 and 9 of the Notes to Consolidated Financial Statements for further information regarding the Company's leases.

      Leases for branch offices of IM&R and RTS are the responsibility of the respective independent contractor registered representatives.


ITEM 3.   LEGAL PROCEEDINGS

      The Company is a defendant or co-defendant in various lawsuits incidental to its securities business. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on discussions with counsel, the outcome of these matters will not result in a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                 PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED SHAREHOLDER MATTERS

      The Company's common stock is traded on the NYSE under the symbol "RJF". The following table sets forth for the periods indicated the high and low trades for the common stock (restated to reflect the 3-for-2 stock split paid on November 15, 1993).

                                   1995              1994
                             -----------------------------------
                               High     Low      High     Low
                             -----------------------------------
     First Quarter           $15-1/2  $13-1/4  $20-1/4  $15-7/8
     Second Quarter           18       13-3/4   18-3/4   15
     Third Quarter            20-1/2   16-1/4   16-1/4   14-1/2
     Fourth Quarter           22-5/8   18-1/2   16-1/8   13-1/8

      Since the Company initiated payment of a cash dividend in 1985, there have been thirteen increases in the dividend rate, five of which were in the form of stock splits and stock dividends. The dividend rate in fiscal 1995 was $.09 per quarter.

      The payment of dividends on the Company's common stock is subject to the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries which may be subject to restrictions under the net capital rules of the SEC and the NYSE. Such restrictions have never become applicable with respect to the Company's dividend payments. (See
Note 12 of the Notes to Consolidated Financial Statements.)

      At December 11, 1995 there were approximately 7,500 holders of the Company's common stock.


  ITEM 6.                 SELECTED FINANCIAL DATA
                    (in thousands, except per share data)

                                             Year Ended
                       Sept. 29,  Sept. 30,   Sept. 24,  Sept. 25,  Sept. 27,
                        1995       1994        1993       1992       1991
                      --------------------------------------------------------
Operating Results:

Revenues              $  554,070 $  507,136  $  451,747 $  361,134 $  286,048
Net income            $   46,141 $   42,069  $   49,347 $   41,022 $   26,735
Net income per share:*
   Primary            $     2.23 $     1.97  $     2.28 $     1.89 $     1.26
   Fully diluted      $     2.21 $     1.97  $     2.27 $     1.89 $     1.25

Weighted average shares
 outstanding:*
   Primary                20,705     21,359      21,623     21,737     21,248
   Fully diluted          20,877     21,359      21,713     21,737     21,464

Cash dividends declared
 per share*           $      .36 $      .32  $      .21 $      .16 $      .10

Financial Condition:

Total assets          $2,012,715 $1,698,262  $1,447,570 $  806,230 $1,059,717
Long-term debt        $   13,084 $   13,243  $   13,387 $   13,518 $   13,637

Shareholders' equity  $  266,193 $  227,452  $  205,565 $  160,935 $  122,115
Shares outstanding*       20,614     20,494      21,316     21,225     20,849

Equity per share
 at end of period*    $    12.91 $    11.09  $     9.64 $     7.58 $     5.86

          * Gives effect to the common stock splits paid on April 19, 1991, February 3, 1992 and November 15, 1993.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Three Years Ended September 29, 1995

      Fiscal 1995 represented the Company's eleventh consecutive year of record revenues. Net income for 1995 was the second highest in the Company's history, trailing only 1993's results. Fiscal 1995 began as a continuation of 1994, with a subdued market in a period of rising interest rates. The second half of the year saw a dramatic turnaround, with a return to declining interest rates and a vibrant, rapidly rising stock market.

      Fiscal 1994 was also a schizophrenic year. The first half was a continuation of the record-setting pace experienced in 1993, while the second half was much weaker as the Federal Reserve commenced a rapid series of interest rate increases.
                                              Year Ended
                           Sept. 29,  % Incr. Sept. 30,  % Incr.  Sept. 24,
                            1995      (Decr.)  1994      (Decr.)   1993
  Revenues:                (000's)            (000's)            (000's)
                           -----------------------------------------------
   Securities commissions  $327,547     8%    $303,193    10%     $276,289
   Investment banking        43,004  (29%)      60,219      -       60,001
   Investment advisory fees  42,922  (16%)      51,153    10%       46,507
   Interest                  97,211    66%      58,542    74%       33,616
   Correspondent clearing     3,721   (4%)       3,866   (7%)        4,164
   Net trading and investment
    profits                  12,637    85%       6,843  (54%)       14,846
   Financial service fees    17,154    28%      13,446    13%       11,907
   Other                      9,874      -       9,874   124%        4,417
                           -----------------------------------------------
                           $554,070     9%    $507,136    12%     $451,747
                           ===============================================
     Despite the volatility of the markets, the Company managed to realize a relatively consistent, albeit below target, rate of increase in securities commission revenues. From a product line perspective, the largest volume increase, by a wide margin, has been in equities.

                                               Year Ended
                               Sept. 29,% Incr.Sept. 30,  % Incr. Sept. 24,
                                 1995   (Decr.)   1994     (Decr.)   1993
                               --------------------------------------------
 Number of retail offices at yearend
 (excluding satellite locations)   729   13%        644     13%         568
 Number of retail account executives
  at yearend                     2,288    4%      2,207      7%       2,057
 Number of institutional salesmen
  at yearend                       117    13%        104    25%          83
 Retail commission revenue(000's)$264,211 12%   $236,548    10%    $214,682
 Institutional commission revenue
  (000's)                        $ 63,336 (5%)  $ 66,645     8%    $ 61,607
 Number of trades processed     2,104,000 12%  1,878,000    18%   1,590,000

      Investment banking activity has been on a roller coaster ride during this three year period. Fiscal 1993 and the first half of 1994 were exceptionally strong. Mid-1994 to mid-1995 was a relatively slow period, and then 1995 closed with a flurry. The number of managed or co-managed underwritings and the dollar volume of these transactions were as follows:
1995  -  24 deals for $1.4 billion; 1994 - 35 deals for $2.2 billion;  and
1993 - 35 deals for $1.4 billion. In addition, merger and acquisition fees have increased each year during this period.

      Assets under management, including those assets transferred to Liberty Investment Management ("Liberty"), increased as a result of net new account sales and/or appreciation of existing accounts. The decline in investment advisory fees from 1994 to 1995 reflects the transfer of $4.3 billion to Liberty on January 1, 1995. As described in Note 15 of the Notes to Consolidated Financial Statements, the Company receives 50% of the fees from these accounts through December 31, 1999, while bearing none of the expenses. As shown in the table below, the Company's various asset management operations have had disparate growth rates:

                                Sept. 29,% Incr. Sept. 30,% Incr. Sept. 24,
                                 1995    (Decr.)   1994   (Decr.)   1993
                                (000's)          (000's)          (000's)
                              --------------------------------------------
  Eagle Asset Management, Inc.$1,856,284(70%) $6,129,827    7%  $5,729,622
  Heritage Family of Mutual    1,921,377 30%   1,479,711    2%   1,451,270
   Funds
  Investment Advisory Services   836,065 10%     763,313   28%     596,308
  Awad and Associates Asset      331,236 64%     202,301   14%     176,812
   Management
  Focus Investment Advisors           -(100%)     50,775 (29%)      71,414
  Carillon Asset Management      70,217 (25%)     93,636  202%      31,031
    Subtotal                  5,015,179 (42%)  8,719,563    8%   8,056,457
  Liberty Investment          4,806,210 100%         -       -         -
   Management, Inc.
                             ---------------------------------------------
    Total Financial Assets Under
     Management              $9,821,389   13% $8,719,563    8%  $8,056,457
                             =============================================
       During   1995,  real  estate  assets  under  management   increased
significantly as the Company's RJ Properties subsidiary has become a recognized manager of institutional portfolios. Including partnerships for which the Company's various subsidiaries act as general or co-general partner, total tangible assets under management at yearend for 1995, 1994 and 1993 were $937 million, $650 million, and $550 million, respectively.

     Net interest income is a stable, growing source of earnings. Most of the increase has been a result of the dramatic growth in retail brokerage account balances. Going forward, it is anticipated that interest earnings will be enhanced by the growth of the Company's Raymond James Bank, FSB subsidiary. The major components of interest earnings are as follows:
                            Sept. 29,      Sept. 30,      Sept. 24,
                              1995           1994           1993
                            -----------------------------------------
  Margin balances:                   (balances in 000's)
   Average balance          $337,969       $298,674       $209,792
   Average rate                 8.3%           6.3%           5.6%
                            --------       ---------      ---------
                                      $27,974        $18,875        $11,715
  Stock borrowed:
   Average balance           761,204        955,597        466,571
   Average rate                 4.8%           2.8%           2.5%
                             -------        -------        --------
                                       36,228         26,625         11,748
  Assets segregated pursuant to
   Federal Regulations:
   Average balance           294,664        132,169        120,349
   Average rate                 5.7%           3.9%           3.8%
                             -------        -------        --------
                                       16,813          5,184          4,603

  Other interest revenue               16,196          7,858          5,550
                                      -------        -------        -------
  Total interest revenue               97,211         58,542         33,616
                                      -------        -------        -------
  Credit interest program:
   Average balance           482,985        303,123        222,112
   Average rate                 5.1%           3.3%           2.6%
                             -------        -------        -------
                                       24,625          9,908          5,880
  Stock loaned:
   Average balance           765,799        955,328        460,536
   Average rate                 4.4%           2.6%           2.2%
                             -------        -------        -------
                                       33,867         24,584         10,076

  Other interest expense                6,266          1,662          1,237
                                     --------       --------       --------
  Total interest expense               64,758         36,154         17,193
                                     --------       --------       --------
  Net interest                       $ 32,453       $ 22,388       $ 16,423
                                     ========       ========       ========
     Net trading and investment profits have risen and fallen generally as a result of the prevailing interest rate environment, as the great
majority  of  the  firm's holdings are fixed income  securities.   Trading
profits from over-the-counter equity market making activities have been relatively consistent during the period. In fiscal 1993 and the latter half of 1995, both periods of declining interest rates, positive fixed income trading results were realized, while the rising rate environment present during most of fiscal 1994 was an extremely difficult period for fixed income securities.

      The increase in financial service fees is a result of the growth of the Company's retail client base. Examples of items in this category are IRA account fees, transfer and postage charges, and money market distribution and processing fees.

      The jump in other income from 1993 to 1994 was primarily due to increased floor brokerage revenues as the Company increased its number of floor traders during the active market period through mid-1994. In the latter half of 1994, the Company's internal order flow slowed somewhat, allowing more time to execute trades on behalf of other firms.

                                               Year Ended
                              Sept. 29, % Incr.Sept. 30,  % Incr. Sept. 24,
                               1995     (Decr.)  1994     (Decr.)  1993
  Expenses:                 (000's)          (000's)              (000's)
                             -----------------------------------------------
   Employee compensation:
     Sales commissions        $221,629    1%   $219,291    11%    $197,559
     Administrative and benefit
      costs                     71,364    8%     65,895    28%      51,283
     Incentive compensation     33,433    2%     32,893   (3%)      34,023
                              ----------------------------------------------
   Total employee compensation 326,426    3%    318,079    12%     282,865
                              ----------------------------------------------
   Communications               25,619  (3%)     26,420    32%      19,955
   Occupancy and equipment      21,653   37%     15,758    29%      12,197
   Clearance and floor brokerage 8,257    8%      7,644    12%       6,812
   Interest                     64,758   79%     36,154   110%      17,193
   Business development         14,210     -     14,220     4%      13,646
   Other                        18,688 (14%)     21,644    15%      18,791
                              ----------------------------------------------
                              $479,611    9%   $439,919    18%    $371,459
                              ==============================================
      Since several of the expense line items are explained by the fluctuation in related revenues and others were relatively constant or experienced a general corporate growth rate during this three year period, the following discussion will focus on the expense items not falling into either of these two categories.

      The significant increase in administrative compensation and benefits from 1993 to 1994 represents the impact of a full year of expenses relating to the increased number of support personnel added during the very active market period through 1993. Incentive compensation expenses are based on departmental, subsidiary and firm-wide profitability.

      The sharp rise in communications expense from 1993 to 1994 primarily reflects the costs associated with the introduction of a satellite-based communication system.

      Occupancy and equipment has risen at a rate which has outpaced general firm growth. The increase from 1993 to 1994 was due primarily to the mid-1993 completion of the Company's second headquarters building, generating a full year of associated costs in 1994. Throughout the three year period, numerous retail branch office spaces were increased and/or upgraded and many account executive workstations, which are depreciated over very short periods for financial reporting purposes, were added. Liquidity and Capital Resources

      Net cash from operating activities during the current year was $258,539,000. Cash was generated by increased customer balances in the credit interest program and by fluctuations in various asset and liability accounts.

      Investing activities required $57,653,000 during the year. Net additions to fixed assets consumed $8,656,000, the majority of which was for the purchase of computers and office furniture and equipment. Net purchases, sales and maturations of investments consumed $48,997,000. These investments were primarily mortgage-backed securities purchased by Raymond James Bank, FSB.

      Financing activities required $7,705,000, primarily the result of dividends paid on the Company's common stock and treasury stock purchases.

      The Company has long-term debt in the amount of $13,084,000 in the form of a mortgage on its headquarters office building. The Company completed construction of a second building, occupied in the spring of 1993, adjacent to its existing headquarters building. The Company has not obtained long-term financing for the second building.

      The Company has three committed lines of credit. During 1995, the parent company obtained an unsecured $50 million line for general corporate purposes. In conjunction with the residential mortgage securitization effort, a $50 million warehousing line was established. Finally, a $50 million line was established to finance Raymond James Credit Corporation, a Regulation G subsidiary organized to provide loans collateralized by restricted or control shares of public companies. Subsequent to yearend, the Company has terminated its mortgage securitization efforts and will, therefore, be terminating the related line of credit. In addition, Raymond James & Associates, Inc. has uncommitted lines of credit aggregating $255,000,000.

      The Company's broker-dealer subsidiaries are subject to requirements of the SEC relating to liquidity and capital standards (see Notes to Consolidated Financial Statements).


Effects of Recently Issued Accounting Standards

       During the year, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") and Statement of Financial Accounting Standards No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("FAS 119").

      FAS 115 requires that certain securities, held by other than the broker-dealer subsidiaries, formerly classified as short-term investments or trading and investment account securities, be classified as available for sale. The unrealized gains/losses, net of tax, on these securities are reported as a separate component of shareholders' equity. FAS 119 did not have a material impact on the Company's financial position, results of operations or financial disclosures as the Company trades derivative financial instruments primarily for customers and held no firm derivative positions at yearend.

      The Company will adopt Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") in fiscal year 1997. FAS 123 is not expected to have a material impact on the Company's financial position or results of operations but will require extensive disclosures regarding the Company's stock option and employee stock purchase plans.


Effects of Inflation

      The Company's assets are primarily liquid in nature and are not significantly affected by inflation. Management believes that the replacement cost of property and equipment would not materially affect operating results. However, the rate of inflation affects the Company's expenses, including employee compensation, communications and occupancy, which may not be readily recoverable through charges for services provided by the Company.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (a) Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.


     (b)             QUARTERLY FINANCIAL INFORMATION

                   (In thousands, except share amounts)

1995                         1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                             ----------------------------------------------
Revenues                     $115,712    $125,678    $148,943    $163,737
Income before income taxes     12,524      16,295      21,670      23,970
Net income                      7,891      10,100      13,838      14,312
Net income per share              .38         .49         .67         .69


1994                         1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                             ----------------------------------------------
Revenues                     $134,413    $130,069    $117,737    $124,917
Income before income taxes     21,208      19,715      11,879      14,415
Net income                     13,278      12,348       7,448       8,995
Net income per share              .62         .57         .35         .43


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Executive officers of the registrant (including its significant subsidiaries) who are not Directors of the registrant are as follows:

         Lynn  Pippenger      57    Secretary and Treasurer; Senior
                                    Vice President-Finance of RJA, Secretary and/or Treasurer and Director of certain RJF subsidiaries.

          Jeffrey P. Julien   39    Vice President - Finance and Chief
                                    Financial Officer, Director and/or
                                    officer of certain RJF subsidiaries.

          Mary Jean Kissner   38    Vice President and Tax Manager.

          Jennifer Ackart     31    Controller.

The information required by Item 10 relating to Directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the 1996 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 25, 1996.


ITEMS 11,12 AND 13.

      The information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 1996 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 25, 1996.


                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

     (a) Exhibits required by this Item are either listed in the index appearing on page F-1 of this report or have been previously filed with the SEC.

     (b) Financial statement schedules required by this Item are listed in the index appearing on page F-1 of this report.

     (c)  The Company filed a report on Form 8-K on February 28, 1995.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 15th day of December, 1995.

                                        RAYMOND JAMES FINANCIAL, INC.


                                     By /s/ THOMAS A. JAMES
                                        Thomas A. James, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                     Title                      Date

/s/ THOMAS A. JAMES           Chairman and Chief         December 15, 1995
Thomas A. James               Executive Officer

/s/ FRANCIS S. GODBOLD        President and Director     December 15, 1995
Francis S. Godbold

/s/ M. ANTHONY GREENE         Executive Vice President   December 15, 1995
M. Anthony Greene             and Director

/s/ ROBERT F. SHUCK           Vice Chairman and Director December 15, 1995
Robert F. Shuck

/s/ JEFFREY P. JULIEN         Vice President - Finance   December 15, 1995
Jeffrey P. Julien             (Chief Financial Officer)

/s/ JENNIFER C. ACKART        Controller (Chief          December 15, 1995
Jennifer C. Ackart            Accounting Officer)

/s/ JONATHAN A. BULKLEY       Director                   December 15, 1995
Jonathan A. Bulkley

/s/ HERBERT E. EHLERS         Director                   December 15, 1995
Herbert E. Ehlers

/s/ THOMAS S. FRANKE          Director                   December 15, 1995
Thomas S. Franke

/s/ HARVARD H. HILL, JR.      Director                   December 15, 1995
Harvard H. Hill, Jr.

/s/ CHRISTOPHER W. JAMES      Director                   December 15, 1995
Christopher W. James

/s/ PAUL W. MARSHALL          Director                   December 15, 1995
Paul W. Marshall

/s/ J. STEPHEN PUTNAM         Executive Vice President   December 15, 1995
J. Stephen Putnam             and Director
              RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
          INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


FINANCIAL STATEMENTS                                              PAGE(S)

  Report and Consent of Independent Certified Public
    Accountants                                                   F-2

  Consolidated Statement of Financial Condition
    as of September 29, 1995 and September 30, 1994               F-3

  Consolidated Statement of Income for the Three Years
    Ended September 29, 1995                                      F-4

  Consolidated Statement of Changes in Shareholders' Equity
    for the Three Years Ended September 29, 1995                  F-5

  Consolidated Statement of Cash Flows
    for the Three Years Ended September 29, 1995                  F-6-7

  Summary of Significant Accounting Policies                      F-8-11

  Notes to Consolidated Financial Statements                      F-12-22

EXHIBITS

   11  Computation of Earnings per Share                          F-23

SCHEDULES AND EXHIBITS EXCLUDED

      All  schedules  and  exhibits not included are not  applicable,  not required or would contain information which is included in the Consolidated Financial Statements, Summary of Significant Accounting Policies, or the Notes to Consolidated Financial Statements.



          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Raymond James Financial, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and its subsidiaries at September 29, 1995 and September 30, 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Tampa, Florida
November 16, 1995



         CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-54071, 33-60608 and 33-38390) of
Raymond James Financial, Inc. of our report dated November 16, 1995 appearing on page F-2 of this Form 10-K.



PRICE WATERHOUSE LLP

Tampa, Florida
December 15, 1995


              RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                   (in thousands, except share amounts)

                                               September 29,  September 30,
                                                   1995           1994
                                               ------------------------------
ASSETS
Cash and cash equivalents                        $   86,417     $   81,800
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                           3,158          5,398
  Securities purchased under agreements to resell   330,804        140,000
  Short-term and other investments                   34,017         48,836
Other short-term investments                              -         19,553
Trading and investment account securities            74,815        169,381
Available for sale securities                       114,941              -
Held to maturity securities                          11,210              -
Receivables:
  Brokerage customers                               397,201        348,077
  Stock borrowed                                    775,288        747,272
  Brokers, dealers and clearing organizations        49,135         14,410
  Other                                              24,886         14,643
Investment in leveraged lease                        10,581          9,940
Property and equipment, net                          40,946         42,080
Deferred income taxes                                20,980         20,584
Prepaid expenses and other assets                    38,336         36,288
                                                 --------------------------
                                                 $2,012,715     $1,698,262
                                                 ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage note payable                            $   13,084     $   13,243
Payables:
  Brokerage customers                               774,476        516,794
  Stock loaned                                      785,784        771,666
  Brokers, dealers and clearing organizations        17,542         23,837
  Trade and other                                    58,721         46,811
Trading account securities sold but not yet
 purchased                                           17,377         33,032
Accrued compensation                                 73,367         59,514
Income taxes payable                                  6,171          5,913
                                                  -------------------------
                                                  1,746,522      1,470,810
                                                  -------------------------
Commitments and contingencies (Note 9)

Shareholders' equity:
  Preferred stock; $.10 par value; authorized
   10,000,000 shares; issued and outstanding -0- shares   -              -
  Common stock; $.01 par value; authorized
   50,000,000 shares; issued 21,777,271 shares          217            217
  Additional paid-in capital                         50,685         52,375
  Unrealized gain on securities available
   for sale, net of deferred taxes                      146              -
  Retained earnings                                 231,029        192,280
                                                 --------------------------
                                                    282,077        244,872
  Less:  1,163,573 and 1,282,929 common shares
   in treasury, at cost                            (15,884)       (17,420)
                                                 --------------------------
                                                    266,193        227,452
                                                 --------------------------
                                                 $2,012,715     $1,698,262
                                                 ==========================

   The accompanying Summary of Significant Accounting Policies and Notes to
           Consolidated Financial Statements are integral parts of
                         these financial statements.


                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share amounts)



                                                   Year Ended
                                 September 29,  September 30,   September 24,
                                      1995           1994           1993
                                 --------------------------------------------
Revenues:
  Securities commissions             $327,547      $303,193       $276,289
  Investment banking                   43,004        60,219         60,001
  Investment advisory fees             42,922        51,153         46,507
  Interest                             97,211        58,542         33,616
  Correspondent clearing                3,721         3,866          4,164
  Net trading and investment
   profits                             12,637         6,843         14,846
  Financial service fees               17,154        13,446         11,907
  Other                                 9,874         9,874          4,417
                                    ----------------------------------------
                                      554,070       507,136        451,747
                                    ----------------------------------------
Expenses:
  Employee compensation               326,426       318,079        282,865
  Communications                       25,619        26,420         19,955
  Occupancy and equipment              21,653        15,758         12,197
  Clearance and floor brokerage         8,257         7,644          6,812
  Interest                             64,758        36,154         17,193
  Business development                 14,210        14,220         13,646
  Other                                18,688        21,644         18,791
                                   ----------------------------------------
                                      479,611       439,919        371,459
                                   ----------------------------------------
Income before provision for
 income taxes                          74,459        67,217         80,288

Provision for income taxes             28,318        25,148         30,941
                                   ----------------------------------------
Net income                           $ 46,141      $ 42,069       $ 49,347
                                   ========================================
Net income per share                 $   2.23      $   1.97       $   2.28
                                   ========================================
Average common and common
 equivalent shares outstanding         20,705        21,359         21,623
                                   ========================================







   The accompanying Summary of Significant Accounting Policies and Notes to
           Consolidated Financial Statements are integral parts of
                         these financial statements.




                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (in thousands, except per share amounts)


              Preferred    Common   Additional         Treasury Stock  Total
               Stock       Stock     Paid-in   Retained Common         Share-
           Shares Amount Shares Amount         Earnings Shares Amount  holder's
                                                                       Equity
           --------------------------------------------------------------------
Balance at    -     -    14,518  $145 $52,028$112,214  (369) $(3,452) $160,935
Sept.25,1992
Net income                                     49,347                   49,347
Cash dividends
 -common stock
 ($.21 per share)                              (4,540)                  (4,540)
Purchase of
 treasury shares                                        (160)  (2,772)  (2,772)
Employee stock
 purchases                                530             62      698    1,228
Exercise of
 stock options                           (943)           159    1,784      841
3-for-2 stock
 dividend                  7,259    72              (72)(154)                -
Non-qualified
 option exercises                         526                              526
          -------------------------------------------------------------------
Balances at
Sept.24,1993    -    -    21,777   217  52,141  156,949 (462)  (3,742) 205,565
          -------------------------------------------------------------------
Net income                                       42,069                 42,069
Cash dividends
 -common stock
 ($.32 per share)                                (6,733)                (6,733)
Purchase of
 treasury shares                                       (1,113) (16,604)(16,604)
Employee stock
 purchases                                  442           165    1,789   2,231
Exercise of stock
 options                                   (632)          127    1,137     505
Sale of stock
 options                                    202                            202
Non-qualified
 option exercises                           222                            222
Cash paid for
 fractional shares                                    (5)                   (5)
          -------------------------------------------------------------------
Balances at
Sept.30,1994   -      -    21,777   217  52,375  192,280(1,283) (17,420)227,452
          -------------------------------------------------------------------
Net income                                        46,141                 46,141
Cash dividends
 -common stock
 ($.36 per share)                                 (7,392)                (7,392)
Purchase of
 treasury shares                                         (234)  (3,296)  (3,296)
Employee stock
 purchases                                  139           107    1,455    1,594
Exercise of
 stock options                           (1,974)          247    3,377    1,403
Non-qualified
 option exercises                           145                             145
Net unrealized
 gain on securities
 available for sale                                 146                     146
          --------------------------------------------------------------------
Balances at
Sept.29,1995     -     - 21,777   $217  $50,685$231,175(1,163)$(15,884)$266,193
          ====================================================================







                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                           (continued on next page)


                                                    Year Ended
                                    September 29,  September 30, September 24,
                                        1995           1994           1993
                                    ------------------------------------------
Cash flows from operating activities:
  Net income                           $ 46,141      $ 42,069       $ 49,347
                                    ------------------------------------------
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization         9,673         7,011          4,989
    Unrealized gain on investment
     account securities                   (659)         (716)          (338)
    Unrealized gain and premium
     amortization on securities           (374)             -              -
    Gain on sale of securities            (489)             -              -
    Gain on sale of property and
     equipment                              117           128            128
    Provision for bad debts                 234          (25)          (185)
    Provision for other accruals          2,890         5,041          6,635
   Decrease (increase) in assets:
    Short-term investments                  500        20,490       (28,384)
    Securities and investments         (12,963)      (13,905)        (7,392)
    Receivables:
      Brokerage customers              (49,358)      (80,712)       (75,917)
      Stock borrowed                   (28,016)        16,106      (503,610)
      Brokers, dealers and clearing
       organizations                   (34,725)        17,588       (22,271)
      Other                            (10,243)        10,579        (4,565)
    Trading account securities, net      50,260      (64,202)       (15,394)
    Deferred income taxes                 (396)       (2,690)        (1,964)
    Prepaid expenses and other assets   (2,689)         2,683        (8,431)
   Increase (decrease) in liabilities:
    Payables:
      Brokerage customers               257,682       183,835         55,774
      Stock loaned                       14,118        20,226        504,702
      Brokers, dealers and clearing
       organizations                    (6,295)         7,870        (1,732)
      Trade and other                     9,020           359          3,232
    Accrued compensation                 13,853       (2,706)         14,212
    Income taxes payable                    258       (2,384)            691
                                    ------------------------------------------
      Total adjustments                 212,398       124,576       (79,820)
                                    ------------------------------------------
Net cash provided by (used in)
  operating activities                  258,539       166,645       (30,473)
                                    -------------------------------------------

Cash flows from investing activities:
  Additions to property and equipment   (9,646)      (14,677)       (15,151)
  Sales of property and equipment           990           627             93
  Sales of investment account
   securities                            11,371         5,076          2,753
  Sales of available for sale
   securities                            17,434             -              -
  Purchases of investment account
   securities                           (1,863)      (63,303)        (3,561)
  Purchases of available for sale
   securities                          (91,063)             -              -
  Purchases of held to maturity
   securities                           (8,033)             -              -
  Security maturations                   23,157             -              -
                                     ------------------------------------------
Net cash used in investing activities  (57,653)      (72,277)       (15,866)
                                     -----------------------------------------
Cash flows from financing activities:
  Repayments on mortgage note             (159)         (144)          (131)
  Exercise of stock options and
   employee stock purchases               3,142         2,958          2,378
  Purchase of treasury stock            (3,296)      (16,604)        (2,772)
  Cash dividends on common stock        (7,392)       (6,733)        (4,540)
  Sale of stock options                       -           202              -
  Cash paid for fractional shares             -           (5)              -
                                      ----------------------------------------
Net cash used in financing activities   (7,705)      (20,326)        (5,065)
                                      -----------------------------------------
Net increase (decrease) in cash and
 cash equivalents                       193,181        74,042       (51,404)
Cash and cash equivalents at begin-
 ning of year                           227,198       153,156        204,560
                                      ----------------------------------------
Cash and cash equivalents at end of
 year                                  $420,379      $227,198       $153,156
                                      ========================================
Supplemental disclosures of cash flow
 information:
     Cash paid for interest            $ 57,834      $ 36,663       $ 15,634

     Cash paid for taxes               $ 29,216      $ 30,033       $ 32,214
                                      ========================================

   The accompanying Summary of Significant Accounting Policies and Notes to
           Consolidated Financial Statements are integral parts of
                         these financial statements.

                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Raymond James Financial, Inc. is a holding company which, through its subsidiaries, is engaged principally in the securities brokerage business, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. In addition, it provides investment management services for retail and institutional customers and banking services for retail customers. The accounting and reporting policies of Raymond James Financial, Inc. and its subsidiaries (the "Company") conform to generally accepted accounting principles, the more significant of which are summarized below:

Basis of consolidation

      The consolidated financial statements include the accounts of Raymond James Financial, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated subsidiaries at September 29, 1995 are as follows:

  Raymond James & Associates, Inc.        RJ Health Properties, Inc.
  Investment Management & Research, Inc.  RJ Leasing, Inc.
  Robert Thomas Securities, Inc.          RJ Leasing - 2, Inc.
  Eagle Asset Management, Inc.            RJ Medical Investors, Inc.
  Heritage   Asset   Management,  Inc.    RJ Mortgage Acceptance Corporation
  Raymond James Trust Company             RJ Oil and Gas, Inc.
  Raymond James Bank, FSB                 RJ Partners, Inc.
  Sound Trust Company                     RJ Realty, Inc.
  Planning Corporation of America         RJ Residential Funding Corp.
  RJ Properties, Inc.                     RJ Specialist, Inc.
  Gateway Assignor Corporation, Inc.      RJ Telecommunications, Inc.
  Heritage International, Ltd.            RJ Washington Square
  MorCap, Inc.                            Raymond James Credit Corporation,
  PCAF, Inc.                                 Inc.
  RJA Municipal ABS, Inc.                 Raymond James International
  RJ Communication, Inc.                   Holdings, Inc.
  RJ Credit  Partners, Inc.              Raymond James Mortgage Capital,Inc.
  RJ Equities, Inc.                       Raymond James Partners, Inc.
  RJ Equities  - 2, Inc.                 Raymond James Realty Advisors,Inc.
  RJ  Government  Securities, Inc.       Raymond James Structured Mortgage
                                           Corporation
                                         Value Partners, Inc.

    All consolidated subsidiaries are 100% owned by the Company except for RJ Properties, Inc., which is 85% owned.

Reporting period

    The Company's fiscal year ends on the last Friday in September of each year.

Recognition of revenues

      Securities transactions and related commission revenues and expenses are recorded on a trade date basis for fiscal year 1995 and on a settlement date basis for fiscal years 1994 and 1993, which is not materially different from trade date.

     Revenues from limited partnerships and investment banking are recorded at the time the transaction is completed and the related income is reasonably determinable. Investment banking revenues include sales credits earned in connection with the distribution of the underwritten securities.

      The Company earns an advisory fee based on a client's portfolio value on portfolios managed by its investment advisor subsidiaries. These fees are recorded under the accrual method. In addition, on certain portfolios, the Company earns performance fees which are recorded when earned.

Cash and cash equivalents

      The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents for purposes of the consolidated statement of cash flows. These consist primarily of U.S. Treasury Securities and are stated at cost, which approximates market at fiscal yearend.

      It is the Company's policy to obtain possession and control of securities purchased under resale agreements. The net fair value of securities purchased under resale agreements approximates their carrying value, as such financial instruments are predominantly short-term in nature. The Company monitors the risk of loss by assessing the market value of the underlying securities as compared to the related receivable or payable, including accrued interest, and requests additional collateral where deemed appropriate. At September 29, 1995, there were no agreements with any individual counterparties where the risk of loss exceeded 10% of shareholders' equity.

Short-term and other investments

      Short-term and other investments segregated pursuant to Federal Regulations are stated at market. Other short-term investments are stated at amortized cost, which approximates market value at fiscal yearend.

Securities owned

      The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), as of October 1, 1994. FAS 115 requires investments in debt and equity securities to be classified as either "held to maturity,"
"trading," or "available for sale." The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen. The trading and investment account securities held by the brokerage subsidiaries are classified as trading. Investment account securities not readily marketable are carried at estimated fair value as determined by management. Trading securities are carried at market value with realized and unrealized gains and losses included in earnings. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred taxes, and realized gains and losses, determined on a specific identification basis, included in earnings.

      Securities classified as held to maturity are carried at amortized cost and are adjusted for premium amortization or discount accretion with realized gains and losses included in earnings. At September 29, 1995, Raymond James Bank, FSB, holds one FHLMC mortgage-backed security in its held to maturity portfolio with an amortized cost of $2,800,000 and an estimated market value of $2,865,000, and the parent company holds U.S. Treasury Notes and municipal bonds with an amortized cost of $8,410,000 and an estimated market value of $8,475,000. U.S. Treasury Notes with an amortized cost of $3,003,000 mature within one year. The remainder of the securities mature in one to five years.

      For fiscal years 1994 and 1993, trading and investment account securities are recorded at market value with unrealized appreciation or depreciation reflected in income currently. Other short-term investments are stated at amortized cost, which approximates market value at fiscal year end.

Property and equipment

     Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation of assets is provided principally using the straight-line method for financial reporting purposes over the estimated useful lives of the assets, which range from two to seven years for furniture and equipment and fifteen to thirty-one years for buildings and land improvements. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. For income tax purposes, assets are depreciated using accelerated methods.

      Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to operations in the period incurred. Gains and losses on disposals of fixed assets are reflected in income in the period incurred.

Clearing charges to correspondents

      Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. The Company records clearing charges net of commissions remitted. Total commissions generated by correspondents were $16,155,000, $17,232,000 and $23,044,000, and commissions remitted totaled $12,434,000,
$13,366,000  and  $18,880,000  for  the years  ended  September  29,  1995,
September 30, 1994 and September 24, 1993, respectively.

Income taxes

      The Company utilizes the asset and liability approach defined in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement amounts and the tax bases of assets and liabilities.

Net income per share

      Earnings per share are computed using weighted average common stock and common stock equivalents outstanding. Common stock equivalents include shares issuable under stock options and are determined under the treasury stock method. All per share amounts have been restated to give retroactive effect to the common stock dividend on November 15, 1993.

Reclassifications

       Certain  amounts  from  prior  years  have  been  reclassified   for
consistency with current year presentation. These reclassifications were not material to the consolidated financial statements.

                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - RECEIVABLES FROM AND PAYABLES TO BROKERAGE CUSTOMERS:

      Receivables from and payables to brokerage customers include amounts arising from normal cash and margin transactions. Securities owned by brokerage customers are held as collateral for receivables. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from customers is shown net of an allowance for doubtful accounts of approximately $1,177,000 and $1,411,000 as of September 29, 1995 and September 30, 1994, respectively. The Company pays interest at varying rates for qualifying customer funds on deposit awaiting reinvestment. Such funds on deposit totaled $571,628,000 and $378,130,000 at September 29, 1995 and September 30, 1994, respectively. Other funds on deposit on which the Company does not pay interest totaled $101,160,000 and $90,386,000 at September 29, 1995 and September 30, 1994,
respectively. Unsecured receivables, other than affiliated company amounts which are eliminated in consolidation, are not significant.


NOTE 2 - TRADING AND INVESTMENT ACCOUNT SECURITIES (in thousands):

                           September 29, 1995          September 30, 1994
                        -----------------------------------------------------
                                      Securities                  Securities
                                       sold but                    sold but
                         Securities    not yet       Securities    not yet
                            owned      purchased       owned       purchased
                        _____________________________________________________
Marketable:
  Stocks and warrants    $ 14,348     $ 10,897      $ 12,136     $  3,120
  Municipal obligations    20,366          979        74,118           66
  Corporate obligations    11,346          434        12,425          885
  Government obligations   15,611        5,067        67,308       28,836
  Other                    11,229            -         1,055          125
Non-marketable              1,915            -         2,339            -
                         ---------------------------------------------------
                         $ 74,815     $ 17,377      $169,381     $ 33,032
                         ===================================================

NOTE 3 - AVAILABLE FOR SALE SECURITIES (in thousands):

     The amortized cost and estimated market values of securities available for sale at September 29, 1995 are as follows:

                                           Gross     Gross      Estimated
                            Amortized   Unrealized Unrealized     Market
                               Cost        Gains     Losses        Value
                            -------------------------------------------------
Mortgage-backed securities:
  FNMA                        $ 38,912        $182     $ (10)      $ 39,084
  FHLMC                         44,837         157       (85)        44,909
  GNMA                          15,183          42       (31)        15,194
  CMO                              771           -        (2)           769
U.S. Treasury Securities        10,013          57        (5)        10,065
U.S. Government Agency
 Obligations                     4,988           -       (68)         4,920
                             ------------------------------------------------
                              $114,704        $438     $(201)      $114,941
                             ================================================
      The U.S. Treasury Securities and U.S. Government Agency Obligations mature after one year and within 5 years. The remainder of the available for sale securities are mortgage-backed securities.


NOTE 4 - LEVERAGED LEASE (in thousands):

      On September 24, 1993, the Company became the lessor in a leveraged commercial aircraft transaction with a major domestic airline. The Company's equity investment of $8.6 million represented 21% of the purchase price; the remaining 79% was funded by two public debt issues in the form of equipment trust certificates. The residual value of the aircraft at the end of the 22.5 year lease term is projected to be 5% of the original cost.

                                          September 29,  September 30,
                                              1995           1994
                                         ---------------------------------
  Rents receivable (net of principal and
    interest  on the non-recourse debt)     $   9,793   $      9,793
  Unguaranteed residual value                   2,026          2,026
  Unearned income                              (1,238)        (1,879)
                                         ---------------------------------
  Investment in leveraged lease                10,581          9,940
  Deferred  taxes  arising  from
    leveraged lease                            (8,617)        (5,352)
                                         ---------------------------------
  Net investment in leveraged lease          $  1,964       $  4,588
                                         =================================

NOTE 5 - PROPERTY AND EQUIPMENT (in thousands):

                                          September 29,  September 30,
                                              1995           1994
                                          --------------------------------
Land                                          $ 6,287        $ 6,287
Buildings and improvements                     26,643         26,158
Furniture, fixtures, equipment
   and   leasehold  improvements               53,946         45,893
                                          --------------------------------
                                               86,876         78,338
Less:  accumulated depreciation
    and amortization                          (45,930)       (36,258)
                                          -------------------------------
                                              $40,946        $42,080
                                          ===============================

NOTE 6 - BORROWINGS:

      The mortgage note payable requires monthly principal and interest payments of approximately $120,000 with a balloon payment due December 1, 1997. The mortgage bears interest at 9.75% and is secured by land, buildings and improvements with a net book value of $10,783,000 at September 29, 1995. Principal maturities under this mortgage note payable for the succeeding five fiscal years are as follows: 1996 - $175,000; 1997
- $193,000; 1998 - $12,716,000; 1999 and beyond - $0.

      During fiscal year 1995, the Company established three $50 million committed lines of credit with commercial banks. Borrowings under the lines of credit bear interest at various rates (Fed Funds plus 2%, the lesser of prime rate or Fed Funds plus 1/2%, or LIBOR plus 3/4%). The lines of credit require that the Company, or one of its subsidiaries, maintain certain net worth levels, limit other leases and debt and require the Company to follow certain other sound business practices. The Company paid $100,000 in loan commitment fees during fiscal year 1995. There were borrowings of $2,510,000 at 8.2%, collateralized by mortgage loans with a fair value of $7,376,000, outstanding at September 29, 1995. The interest rate on these borrowings was Fed Funds plus 2%, and ranged from 7.5% to 8.2% during the year.

      The Company also maintains uncommitted lines of credit aggregating $255,000,000 with commercial banks ($200,000,000 secured and $55,000,000 unsecured). Borrowings under the lines of credit bear interest, at the Company's option, at the bank's prime rate, Fed Funds rate plus 1 1/4%, or LIBOR plus 3/4%. There were no short-term borrowings outstanding at September 29, 1995 or September 30, 1994. The interest rate on these borrowings ranged from 5.08% to 7.00% in 1995 and 4.88% to 5.46% in 1994. Loans on the secured, uncommitted lines of credit are collateralized by firm or customer margin securities.


NOTE 7 - BANK OPERATIONS AND DEPOSITS:

      On May 6, 1994, the Company organized Raymond James Bank, FSB, ("RJ Bank") in conjunction with the purchase of the deposits of certain branches of a federal savings bank from the Resolution Trust Corporation ("RTC") for a nominal purchase price. The Company contributed $25 million in capital to fund the bank's start-up and investments.

      A summary of customer deposit accounts (in thousands) and weighted average interest rates follows:

                           September 29, 1995        September 30, 1994
                          --------------------------------------------------
                                      Weighted                  Weighted
                            Balance  Average Rate     Balance  Average Rate
Demand deposits:
  Non-interest bearing     $     56        -          $    46        -
  Interest bearing              760     2.95%             853     2.54%
Savings accounts             89,998     4.95%          42,744     3.82%
Certificates of deposit      10,874     5.59%           4,635     4.33%
                           -------------------------------------------------
                           $101,688     5.00%         $48,278     3.84%
                           =================================================

      The certificates of deposit mature as follows: $8,059,000 in 1996, $1,890,000 in 1997, $45,000 in 1998, $231,000 in 1999 and $649,000 in 2000.
Certificates of deposit and savings accounts in amounts of $100,000 or more at September 29, 1995 and September 30, 1994 were approximately $22,558,000 and $4,738,000, respectively.

      RJ Bank has not yet begun making loans to customers, thus its assets consist primarily of investments in mortgage-backed securities.

     Certificates of deposit and savings accounts in amounts of $100,000 or more at September 29, 1995 and September 30, 1994 were approximately $22,558,000 and $4,738,000, respectively.

      RJ Bank is subject to various regulatory and capital requirements and was in compliance with all requirements throughout the fiscal year.

      Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), RJ Bank is subject to rules limiting brokered deposits and related interest rates. Under these rules, banks that are deemed "well-capitalized" may accept brokered deposits without restriction, and banks
deemed "adequately capitalized" may do so with a waiver from the FDIC.   An
"undercapitalized" bank is not eligible for a waiver and may not accept brokered deposits. At September 29, 1995, management believes RJ Bank met the definition of the well-capitalized category.

      At September 29, 1995, RJ Bank exceeded the tangible capital, core capital, core/leverage capital, tier/risk-based capital and total risk-based capital levels mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and FDICIA. As part of the purchase of deposits from the RTC, RJ Bank is required to maintain a total risk-based capital ratio of at least 10% for its first three years of operations. At September 29, 1995, RJ Bank's total risk-based capital ratio was 113.9%.


NOTE 8 - FEDERAL AND STATE INCOME TAXES (in thousands):

     The provision (benefit) for income taxes consists of:

                                                Year Ended
                                September 29,  September 30,  September 24,
                                     1995           1994           1993
                                -------------------------------------------
Current provision:
  Federal                            $24,790       $23,975        $28,511
   State                               4,000         3,762          4,384
                                -------------------------------------------
                                      28,790        27,737         32,895
                                -------------------------------------------
Deferred benefit:
  Federal                              (425)       (2,277)        (1,693)
   State                                (47)         (312)          (261)
                                -------------------------------------------
                                       (472)       (2,589)        (1,954)
                                -------------------------------------------
                                     $28,318       $25,148        $30,941
                                ===========================================
      The Company's effective tax rate on pre-tax income differs from the statutory federal income tax rate due to the following:

                                                Year Ended
                                September 29,  September 30,  September 24,
                                     1995           1994           1993
                                -------------------------------------------
Provision calculated at
 statutory rates                     $26,061       $23,526        $27,900
State income taxes, net
 of federal benefit                    2,570         2,243          2,690
Other                                  (313)         (621)            351
                                -------------------------------------------
                                     $28,318       $25,148        $30,941
                                ===========================================
      The tax effects of the principal temporary differences resulting in deferred tax benefits are as follows:
                                                Year Ended
                                September 29,  September 30,  September 24,
                                    1995           1994           1993
                                -------------------------------------------
Deferred compensation               $ (3,548)      $(4,143)       $(1,338)
Accrued expenses                        (320)       (2,697)        (1,670)
Accelerated depreciation                (374)          700            303
Unrealized gains on securities           234            98            166
Equity  in partnerships                   (5)          185           (143)
Capital loss carryover                   625          (797)           360
Aircraft lease                         3,266         4,776            576
Other, net                              (350)         (711)          (208)
                                 -----------------------------------------
                                     $  (472)      $(2,589)       $(1,954)
                                 =========================================

      The major deferred tax asset (liability) items, as computed under FAS 109, are as follows:

                                           September 29,      September 30,
                                               1995               1994
                                  ------------------------------------------
Deferred tax assets:
  Deferred compensation                      $ 15,728           $ 12,099
  Accrued expenses                             13,501             12,672
  Capital loss carryover                          335                960
  Depreciation                                    837                135
  Unrealized  losses on securities                 13                206
  Equity in partnerships                          501                602
  Other                                         1,872              1,240
                                  -----------------------------------------
Total deferred tax assets                      32,787             27,914
                                  -----------------------------------------
Deferred tax liabilities:
  Accelerated depreciation                      (839)              (510)
  Equity in partnerships                      (1,018)            (1,125)
  Aircraft lease                              (8,617)            (5,352)
  Unrealized  gains on securities               (221)                 -
  Accrued income                                (590)                 -
  Other,  net                                   (522)              (343)
                                   -----------------------------------------
Total deferred tax liabilities               (11,807)            (7,330)
                                   -----------------------------------------
Net deferred tax assets                      $ 20,980           $ 20,584
                                   =========================================

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

      Long-term lease agreements expire at various times from 1996 through 2002. Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $5,988,000 in 1996, $5,487,000 in 1997, $4,153,000 in 1998, $3,047,000 in 1999 and $2,879,000 in 2000. Rental
expense incurred under all leases, including equipment under short-term agreements, aggregated $5,481,000, $5,435,000 and $4,482,000 in 1995, 1994
and 1993, respectively.

      In connection with a real estate limited partnership syndicated by Raymond James & Associates, Inc., the Company was contingently liable for $385,000 at September 29, 1995 in the form of a loan guarantee. The Company has no reserves on its books attributable to this guarantee since, in the opinion of management, the likelihood of payment under this guarantee is remote.

      In  connection  with  the early payoff of its $5.8  million  loan  to
Cumberland Healthcare Fund, L.P. I-A, the Company has a commitment to relend up to $5 million upon request. Although no use of this facility is currently anticipated, any borrowings under this agreement would bear interest at 15.5% per annum and would be secured by approximately $10 million of nursing home properties. The commitment expires on October 1, 1996, at which time any outstanding balances would be due and payable.

      The Company has committed to lend to, or guarantee other debt for, Gateway Tax Credit Funds ("Gateway") up to $6 million upon request. It is anticipated that Gateway will begin requesting funds or guarantees in December, 1995. Any borrowings will bear interest at broker call plus 1% per annum. Gateway will be charged 1% for amounts guaranteed. The borrowings would be secured by properties under development. The commitment expires in November 1997 at which time any outstanding balances would be due and payable.

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at September 29, 1995 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

      At September 29, 1995, the Company had a letter of credit outstanding of $200,000 and excess customer margin securities valued at $13,211,000 on deposit with a clearing organization, which are used to satisfy margin deposit requirements.

      In the normal course of business, the Company, as general partner, is contingently liable for the obligations of various limited partnerships engaged primarily in securities investments and real estate activities. In the opinion of the Company, such liabilities, if any, for the obligations of the partnerships will not in the aggregate have a material adverse effect on the Company's consolidated financial position.

      The Company is a defendant or co-defendant in various lawsuits incidental to its securities business. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on discussions with counsel, the outcome of the matters will not result in a material adverse effect on the financial position or results of operations of the Company.


NOTE 10 - CAPITAL TRANSACTIONS:

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. On May 12, 1994, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of common stock, and on February 17, 1995, the Board of Directors authorized the purchase of an additional 386,000 shares of common stock, bringing the total authorized to 3,125,000. Of these, 2,127,000 shares have been purchased through September 29, 1995.

      On September 23, 1993, the Company's Board of Directors declared a 3-for-2 stock split in the form of a dividend payable on November 15, 1993 to shareholders of record on October 25, 1993. The Company's capital accounts at September 24, 1993 were adjusted retroactively to give effect to the dividend in the same manner as would have been done if the dividend were paid before September 24, 1993.


NOTE 11 - EMPLOYEE BENEFIT PLANS:

      The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements. Such benefits become fully vested after seven years of qualified service. The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code which, effective January 1, 1994, provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually. The Company's deferred management bonus plan is a non-qualified plan that provides retirement benefits for employees who meet certain length of service and compensation requirements. Contributions to these plans are made in amounts approved annually by the Board of Directors. Compensation expense includes aggregate contributions to these plans of $8,530,000, $7,257,000 and $8,696,000 for 1995, 1994 and 1993,
respectively. The employee stock purchase plan allows employees to purchase shares of the Company's common stock on four specified dates throughout the year at a 15% discount from market value, subject to certain limitations.

      On September 30, 1982, the Board of Directors of the Company adopted an Incentive Stock Option Plan ("1982 Plan"), which covered an aggregate of 1,900,125 shares of common stock. Options were granted to registered representatives of Raymond James & Associates, Inc. who achieved certain gross commission levels and to key administrative employees of the Company. The options were granted at fair market value. No compensation expense was recognized with respect to these options. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time.

      On August 20, 1992, the Board of Directors adopted the 1992 Incentive Stock Option Plan which covers an aggregate of 1,050,000 shares of common stock. The Plan was established to replace, on substantially the same terms and conditions, the 1982 Plan.

      On December 13, 1985, the Company's Board of Directors adopted a non-qualified stock option plan which currently covers 1,013,000 shares of common stock for the benefit of independent contractor registered representatives of the Company. Options are exercisable five years after grant date provided that the representative is still associated with the Company.

    The directors who are also employees of the Company adopted a non-qualified stock option plan on December 13, 1990 under which the Company's outside directors have been granted options covering 66,560 shares of the Company's common stock. Options vest over a five year period from grant date provided that the director is still associated with the Company.

      The following table summarizes the option activity under these programs for the three years ended September 29, 1995:


                                       Shares Under        Option Price
                                          Option                Range

Outstanding at September 25, 1992          1,036,979    $  2.74 to $18.75
Granted                                      362,994      14.83 to  18.08
Canceled                                     (79,800)      2.80 to  16.49
Exercised                                   (238,859)      2.80 to   5.40
                                       -----------------------------------
Outstanding  at September 24, 1993          1,081,314      2.74 to  18.75
Granted                                       208,999     16.36 to  16.63
Canceled                                      (31,787)     4.21 to  14.83
Exercised                                    (127,475)     2.74 to   5.00
                                       ------------------------------------
Outstanding  at September 30, 1994          1,131,051      3.00 to  16.63
Granted                                       109,625     13.75 to  21.75
Canceled                                      (66,771)     4.74 to  18.08
Exercised                                    (247,064)     3.25 to  14.67
                                       -----------------------------------
Outstanding  at September 29, 1995            926,841     $3.00 to  21.75
                                       ====================================

NOTE 12 - NET CAPITAL REQUIREMENTS:

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements (see Note 13). The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. Net capital positions of the Company's broker-dealer subsidiaries were as follows:

                                           September 29,  September 30,
                                               1995           1994
(dollar amounts in thousands)             ----------------------------------

Raymond   James  &  Associates,  Inc.:
   (alternative method elected)
  Net capital as a percent of aggregate
   debit items                               23.00%          18.00%
  Net capital                                $97,955        $65,208
  Required net capital                       $ 8,594        $ 7,426
  Excess net capital                         $89,361        $57,782

Investment Management & Research, Inc.:
  Ratio of aggregate indebtedness to net
   capital                                      2.14           1.29
  Net capital                                $ 2,877        $ 4,432
  Required net capital                       $   410        $   295
  Excess net capital                         $ 2,467        $ 4,137

Robert Thomas Securities, Inc.:
  Ratio of aggregate indebtedness to net
   capital                                      4.95           3.16
  Net capital                                $ 1,217        $ 1,190
  Required net capital                       $   402        $   251
  Excess net capital                         $   815        $   939


NOTE 13 - RESERVE REQUIREMENTS:

     Rule 15c3-3 of the Securities Exchange Act of 1934 and the requirements of the Commodity Exchange Act specify certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the rule. At September 29, 1995,
Raymond James & Associates, Inc. had $367,979,000 (consisting of $330,804,000 of securities purchased under agreements to resell, $34,017,000 in U.S. Treasury Notes and $3,158,000 in cash) in special reserve accounts as compared to a reserve requirement of $321,377,000 at that date. At
September 30, 1994, this subsidiary had $194,234,000 (consisting of $140,000,000 of securities purchased under agreements to resell, $48,836,000 in U.S. Treasury Notes and $5,398,000 in cash) in special reserve accounts as compared to a reserve requirement of $176,969,000 at that date. At September 29, 1995, all such repurchase agreements were on an overnight basis with Cantor Fitzgerald Partners and Eastbridge Capital, Inc. The Company monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate.

      Investment Management & Research, Inc. and Robert Thomas Securities, Inc. are exempt from the provisions of Rule 15c3-3, since they clear all transactions with and for customers on a fully-disclosed basis with Raymond James & Associates, Inc.


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

      In the normal course of business, the Company purchases and sells securities and commodities as either principal or agent on behalf of its customers. If either the customer or a counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security or futures contract is different from the contract value of the transaction.

      The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another. Securities borrowed and securities loaned are carried at the amount of cash collateral advanced and received in connection with the transactions. The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed and securities loaned was $772,101,000 and $784,767,000, respectively, at
September  29,  1995  and  $687,658,000 and $705,042,000,  respectively,  at
September 30, 1994. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (such as failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

      The Company has also loaned, to brokers and dealers, securities owned by customers and others for which it has received cash or other collateral. If a borrowing institution or broker-dealer does not return a security, the Company may be obligated to purchase the security in order to return it to the owner. In such circumstances, the Company may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the loan from the institution or the collateral from the broker or dealer.

     The Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded $17,377,000 and $33,032,000 at September 29, 1995 and September 30, 1994, respectively, which represents the market value of the related securities at such dates. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to September 29, 1995. The Company utilizes short government obligations and equity securities to hedge long proprietary inventory positions. At September 29, 1995, the Company had $7,712,000 in short government obligations and $3,844,000 in short equity securities which represented hedge positions. At September 30, 1994, the Company had $26,046,000 in short government obligations and $2,412,000 in short equity securities which represented hedge positions.

      The Company enters into security transactions involving forward settlement. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Company's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.
      The majority of the Company's transactions and, consequently, the concentration of its credit exposure is with customers, broker-dealers and other financial institutions in the United States. These activities primarily involve collateralized arrangements and may result in credit exposure in the event that the counterparty fails to meet its contractual obligations. The Company's exposure to credit risk can be directly impacted by volatile securities markets which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties' financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.


NOTE 15 - RELATED PARTIES:

   On October 27, 1994, the Company and the then President and Chief Investment Officer of its Eagle Asset Management, Inc. ("Eagle") subsidiary, Herbert E. Ehlers ("Ehlers"), entered into a Separation Agreement by which Ehlers (a director of the Company) and certain other Eagle personnel became employees of a new firm, Liberty Investment Management, Inc. ("Liberty"), effective December 31, 1994. Ehlers began operating Liberty as of January 1, 1995, and he remained a dual employee of Eagle and Liberty through June 1995, continuing as investment manager on certain retail accounts until they were transferred to other portfolio managers. As of January 1, 1995, Liberty assumed the responsibility for providing investment management services to institutional growth equity accounts totaling $4.3 billion formerly managed by Eagle. In accordance with Ehlers' employment agreement, Eagle receives 50% of the revenues from these accounts through December 31, 1999, while bearing none of the expenses. At the end of this period, the Company has the option to purchase 20% of Liberty at a predetermined price. For the year ended September 29, 1995, Eagle recognized $7,233,000 in fees from Liberty, which are included in investment advisory fees on the consolidated statement of income. At September 29, 1995, $4,921,000 due from Liberty is included in other receivable on the consolidated statement
of                           financial                           condition.
EXHIBIT 11

                        RAYMOND JAMES FINANCIAL, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)



                                                  Year Ended
                                  September 29,  September 30,  September 24,
                                      1995           1994           1993
                                  --------------------------------------------

Net income applicable to common
 stock and other dilutive
 securities                         $46,141       $42,069        $49,347
                                   ==========================================
Average number of common
 shares and equivalents
 outstanding during the
 period (1)                          20,520        21,038         21,224

Additional shares assuming
 exercise of stock options
 and warrants (1)(2)                    185           321            399
                                    -----------------------------------------
Average number of common
 shares used to calculate
 earnings per share (1)              20,705        21,359         21,623
                                    =========================================

Income per share                    $  2.23       $  1.97        $  2.28
                                    =========================================

(1)  Restated to give retroactive effect to all common stock dividends.

(2) Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the average market price of the common stock during the period, or that part of the period for which the option was outstanding.