Form 10-Q
period 1995-12-29
RAYMOND JAMES FINANCIAL INC
filed 1996-02-09
CIK 720005

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended December 29, 1995

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

                           (813) 573-3800_______
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X  No___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

     20,803,167 shares of Common Stock as of__February 5, 1996




             RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

           Form 10-Q for the Quarter Ended December 29, 1995

                                 INDEX
                                 -----


PART I.  FINANCIAL INFORMATION                                        PAGE

  Item 1. Financial Statements

          Consolidated Statement of Financial Condition as of
            December 29, 1995 (unaudited) and September 29, 1995       2

          Consolidated Statement of Operations (unaudited) for the
            three month period ended December 29, 1995 and
            December 30, 1994                                          3

          Consolidated Statement of Cash Flows (unaudited) for the
            three months ended December 29, 1995 and
            December 30,1994                                           4

          Notes to Consolidated Financial Statements (unaudited)      5-6


  Item 2. Management's Financial Discussion and Analysis              7-9



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 11: Computation of Earnings Per Share                10
     (b) Reports on Form 8-K:  None


         All other items required in Part II have been previously filed or are not applicable for the quarter ended December 29, 1995.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (in thousands, except share amounts)

                                                 December 29,   September 29,
                                                     1995            1995
                                                 ----------------------------
                                                  (Unaudited)
ASSETS
Cash and cash equivalents                         $  101,739     $   83,453
Securities purchased under agreements to resell      124,155          2,964
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                              728          3,158
  Securities purchased under agreements to resell    445,909        330,804
  Short-term and other investments                    19,038         34,017
Trading and investment account securities             64,176         74,815
Available for sale securities                        150,705        114,941
Held to maturity securities                                -         11,210
Receivables:
  Brokerage customers                                421,378        397,201
  Stock borrowed                                   1,147,249        775,288
  Brokers, dealers and clearing organizations         70,030         49,135
  Other                                               23,790         24,886
Investment in leveraged lease                         10,666         10,581
Property and equipment, net                           39,456         40,946
Deferred income taxes                                 20,219         20,980
Prepaid expenses and other assets                     39,917         38,336
                                                  --------------------------
                                                  $2,679,155     $2,012,715
                                                  ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage note payable                             $   13,042     $   13,084
Payables:
  Brokerage customers                              1,034,291        774,476
  Stock loaned                                     1,145,191        785,784
  Brokers, dealers and clearing organizations         18,536         17,542
  Trade and other                                     69,392         58,721
Trading account securities sold but not yet purchased 52,368         17,377
Accrued compensation                                  57,312         73,367
Income taxes payable                                  10,879          6,171
                                                  --------------------------
                                                   2,401,011      1,746,522
                                                  --------------------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock; $.10 par value; authorized 10,000,000
   shares; issued and outstanding -0- shares               -              -
  Common stock; $.01 par value; authorized 50,000,000
   shares; issued 21,777,271 shares                      217            217
  Additional paid-in capital                          50,524         50,685
  Unrealized gain on securities available for sale,
   net of deferred taxes                                 640            146
  Retained earnings                                  241,610        231,029
                                                  --------------------------
                                                     292,991        282,077

  Less: 1,087,735 and 1,163,573 common shares in
   treasury, at cost                                 (14,847)       (15,884)
                                                  --------------------------
                                                     278,144        266,193
                                                  --------------------------
                                                  $2,679,155     $2,012,715
                                                  ==========================





              See Notes to Consolidated Financial Statements.



               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                  (in thousands, except per share amounts)

                                                      Three Months Ended
                                                  December 29,   December 30,
                                                      1995           1994
                                                  ---------------------------
Revenues:
  Securities commissions                           $  91,769      $  71,596
  Investment banking                                  11,085          5,426
  Investment advisory fees                            11,572         11,904
  Interest                                            26,565         19,680
  Correspondent clearing                                 876            944
  Net trading and investment profits                   2,779            596
  Financial services fees                              3,779          3,475
  Other                                                3,601          2,091
                                                   -------------------------
                                                     152,026        115,712
                                                   -------------------------
Expenses:
  Employee compensation                               89,413         69,975
  Communications                                       6,798          6,256
  Occupancy and equipment                              6,072          5,023
  Clearing and floor brokerage                         2,380          1,964
  Interest                                            16,635         12,347
  Business development                                 4,005          3,702
  Other                                                6,398          3,932
                                                   -------------------------
                                                     131,701        103,199
                                                   -------------------------
Income before provision for income taxes              20,325         12,513

Provision for income taxes                             7,747          4,633

Minority interests in income (loss)
 of consolidated subsidiaries                             37           (11)
                                                   -------------------------
Net income                                         $  12,541      $   7,891
                                                   =========================
Net income per share                               $     .60      $     .38
                                                   =========================
Cash dividends declared per share                  $     .095     $     .09
                                                   =========================
Average common and common equivalent shares
 outstanding                                          20,979         20,713
                                                   =========================







                See Notes to Consolidated Financial Statements.



                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                      Three Months Ended
                                                   --------------------------
                                                    December 29,  December 30,
                                                        1995          1994
                                                   ---------------------------
Cash flows from operating activities:
  Net income                                        $ 12,541       $  7,891
                                                    -------------------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                      2,864          2,432
  Increase (decrease) in assets:
    Short-term and other investments                  14,979        (38,244)
    Securities available for sale & held to maturity (24,554)       (99,456)
    Receivables:
      Brokerage customers                            (24,177)       (27,598)
      Stock borrowed                                (371,961)       151,073
      Brokers, dealers and clearing organizations    (20,895)        (7,858)
      Other                                            1,096            426
    Trading and investment account securities, net    45,630        103,127
    Deferred income taxes                                761         (2,113)
    Prepaid expenses and other assets                 (1,666)        (5,652)
  Increase (decrease) in liabilities:
    Payables:
      Brokerage customers                            259,815        153,577
      Stock loaned                                   359,407       (160,952)
      Brokers, dealers and clearing organizations        994         (1,264)
      Trade and other                                 10,671          2,190
    Accrued compensation                             (16,055)       (16,117)
    Income taxes payable                               4,708          3,302
                                                    -------------------------
      Total adjustments                              241,617         56,873
                                                    -------------------------
Net cash provided by operating activities            254,158         64,764
                                                    -------------------------
Cash flows from investing activities:
  Additions to property and equipment, net            (1,374)        (3,547)
                                                    -------------------------
Cash flows from financing activities:
  Repayments on mortgage note                            (42)           (38)
  Issuance of common stock                               876            720
  Purchase of treasury stock                               -         (3,280)
  Cash dividends on common stock                      (1,960)        (1,841)
   Unrealized  gain (loss) on securities
     available for sale,  net                            494           (456)
                                                    -------------------------
Net cash used in financing activities                   (632)        (4,895)
                                                    -------------------------
Net increase in cash and cash equivalents            252,152         56,322
Cash and cash equivalents at beginning of period     420,379        227,198
                                                    ------------------------
Cash and cash equivalents at end of period          $672,531       $283,520
                                                    ========================
Supplemental disclosures of cash flow information:
  Cash paid for interest                            $ 19,699       $ 11,875
  Cash paid for taxes                               $  2,279       $  3,148








              See Notes to Consolidated Financial Statements.


            RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             DECEMBER 29, 1995


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

Commitments and Contingencies

      At  December  29,  1995 Raymond James & Associates, Inc.  had  $5,384,000
of   government   securities  held  as  deposits  by   the   Options   Clearing
Corporation, an amount sufficient to cover unsettled options at that date.

      In connection with certain limited partnerships syndicated by Raymond James & Associates, Inc., the Company is contingently liable as guarantor of certain loans totaling $385,000 at December 29, 1995. In connection with  the  early  payoff  of  its $5.8 million loan  to  Cumberland  Healthcare
Fund, L.P.
I-A, the Company has a commitment to relend up to $5 million upon request through October 1, 1996. No use of this facility is currently anticipated.

      The Company has committed to lend up to, or guarantee other debt for, Gateway Tax Credit funds ("Gateway") up to $6 million upon request. The borrowings would be secured by properties under development. The commitment expires on November 30, 1997 at which time any outstanding balances would be due and payable.

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

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of December 29, 1995, management has Board authorization to purchase up to 999,000 shares.

      At their meeting on November 14, 1995, the Board of Directors of the Company increased the quarterly cash dividend from $.09 to $.095 per share for fiscal 1996.


Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at December 29, 1995 were as follows (dollar amounts in thousands):

     Raymond James & Associates, Inc.:
        (alternative method elected)
        Net capital as a percent of aggregate debit items       21.00%
        Net capital                                            $96,048
        Required net capital                                   $ 9,150

     Investment Management & Research, Inc.:
        Ratio of aggregate indebtedness to net capital            1.15
        Net capital                                            $ 4,944
        Required net capital                                   $   379

     Robert Thomas Securities, Inc.:
        Ratio of aggregate indebtedness to net capital            2.30
        Net capital                                            $ 2,153
        Required net capital                                   $   330


               MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS



General

      Overall market activity remained vibrant during the latest quarter as both equity and fixed income markets continued their ascent, albeit at a somewhat slower rate than in the previous two quarters. Substantially all of the Company's business lines turned in strong results for the period, particularly when compared to the relatively mediocre market conditions in the same quarter of the prior year.


Results of Operations -  Three  months  ended December 29, 1995  compared  with three months ended December 30, 1994.

      Total revenues of $152,026,000 were the Company's second highest ever, trailing only the immediately preceding quarter, representing a 31%
increase over last year's $115,712,000. Reflecting a relatively healthy after-tax margin of 8.25%, net income increased 59% to $12,541,000 from last year's $7,891,000.

      The 28% growth in securities commissions was primarily attributable to the heightened client activity associated with a rapidly rising stock market. Further, the Company's sales force grew by approximately 6% during the year.

      Investment banking revenues more than doubled as the Company managed or co-managed more deals (11 versus 8) and larger deals ($58 million versus $31 million average) than in the prior year.

      Investment advisory fees declined slightly due to the prior year's inclusion of fees related to $4.3 billion of institutional growth equity accounts which were transferred to Liberty Investment Management, Inc. ("Liberty") as of January 1, 1995. Subsequent to the transfer, the Company receives 50% of the fee revenues received by Liberty from these accounts for the five year period ending December 31, 1999. Net of the impact of this transfer, investment advisory fees grew by 16%, reflecting the net growth of the various asset management programs as shown below:

                                December 29,   December 30,   % Increase
                                    1995          1994        (Decrease)
                               ------------------------------------------
Assets Under Management (000's):

  Eagle Asset Management, Inc. $  1,973,000  $  6,035,000      (67%)
  Heritage Family of Mutual Funds 1,932,000     1,399,000       38%
  Investment Advisory Services      869,000       750,000       16%
  Awad & Associates Asset Management358,000       204,000       75%
  Focus Investment Advisors               -        48,000     (100%)
  Carillon Asset Management          64,000        88,000      (27%)
                               ------------------------------------------
          Subtotal             $  5,196,000  $  8,524,000      (39%)
  Liberty Investment
    Management, Inc.              4,806,000           -        100%
                               ------------------------------------------
          Total Financial Assets
            Under Management   $ 10,002,000  $  8,524,000       17%
                               ==========================================
  Real Estate Assets
    Under Management           $  1,185,000  $    652,000       82%
                               ==========================================

       Principal trading profits returned to a more normal level as contrasted to the prior year figure which was depressed by negative fixed income results. The current quarter was also augmented by trading profits generated by the Company's recently acquired specialist operations on three regional exchanges.

      Net  interest  income  of  $9,930,000  established  a  sixth  consecutive
quarterly  record.   Growth  of customer deposit balances,  in  both  brokerage and banking subsidiaries, has significantly exceeded budgeted amounts.

      The jump in other revenues primarily represents an increase in floor brokerage revenues as a result of much higher trading volumes on the exchanges.

      The increase in employee compensation was due to a proportionate increase in commission expense as a function of commission revenues and an increase in incentive compensation accruals which are related to departmental and firm-wide profitability. Administrative compensation increased only 7% over the prior year quarter.

      Comparative communications, occupancy and business development costs reflect overall business growth.

      The rise in other expenses encompasses higher legal and bad debt accruals, as well as normal corporate growth in numerous categories.


Financial Condition

      The Company's balance sheet has increased significantly since fiscal year end, the combined result of increased matched-book stock loan program balances and increased customer cash balances, particularly in the credit
interest  program.   The  increase in customer cash balances  is  reflected  as an increased brokerage customer payable and results in a corresponding increase in cash segregated pursuant to Federal Regulations.


Liquidity and Capital Resources

       Net   cash  provided  by  operating  activities  for  the  quarter   was
$254,158,000.   The  primary  source of this increase  was  the  aforementioned increased customer cash balances.

      Investing and financing activities used $2,006,000 during the quarter, the primary uses being the payment of cash dividends and purchases of property and equipment.

      The Company has long-term debt in the amount of $13,042,000 in the form of a mortgage on the first of its two current headquarters buildings. The second building was constructed using internally generated funds.

      The Company has two committed lines of credit. During 1995, the parent company obtained an unsecured $50 million line for general corporate purposes. In addition, a $50 million line was established to finance Raymond James Credit Corporation, a Regulation G subsidiary organized to provide loans collateralized by restricted or control shares of public companies. In addition, Raymond James & Associates, Inc. has uncommitted lines of credit aggregating $255,000,000.

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

                                                                  EXHIBIT 11


                        RAYMOND JAMES FINANCIAL, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)




                                                       Three Months Ended
                                                  December 29,   December 30,
                                                      1995           1994
                                                  ---------------------------

Net income                                          $ 12,541       $  7,891
                                                  ===========================
Average number of common shares and equivalents
  outstanding during the period                       20,639         20,472

Additional shares assuming
  exercise of stock options (1)                          340            241
                                                  ---------------------------
    Average number of common shares used
      to calculate earnings per share                 20,979         20,713
                                                  ===========================
    Net income per share                            $    .60      $     .38
                                                  ===========================


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



                                   RAYMOND JAMES FINANCIAL, INC.
                                           (Registrant)




Date:  February 9, 1996               /s/ THOMAS A. JAMES_______
                                          Thomas A. James
                                        Chairman and Chief
                                         Executive Officer




                                     /s/ JEFFREY P. JULIEN______
                                         Jeffrey P. Julien
                                     Vice President - Finance
                                        and Chief Financial
                                              Officer