Form 10-Q
period 1996-03-29
RAYMOND JAMES FINANCIAL INC
filed 1996-05-13
CIK 720005

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 29, 1996

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

         20,842,326 shares of Common Stock as of May 8, 1996



             RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

             Form 10-Q for the Quarter Ended March 29, 1996

                                 INDEX
                                 -----


PART I.  FINANCIAL INFORMATION                                        PAGE
         ---------------------                                        ----
  Item 1. Financial Statements

          Consolidated Statement of Financial Condition as of
            March 29, 1996 (unaudited) and September 29, 1995         2

          Consolidated Statement of Operations (unaudited) for the
            three and six month periods ended March 29, 1996 and
            March 31, 1995                                            3

          Consolidated Statement of Cash Flows (unaudited) for the
            six months ended March 29, 1996 and March 31, 1995        4

          Notes to Consolidated Financial Statements (unaudited)      5


  Item 2. Management's Financial Discussion and Analysis              7



PART II. OTHER INFORMATION
         -----------------
  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 11:  Computation of Earnings Per Share             10

     (b)  Reports on Form 8-K:  None


         All other items required in Part II have been previously filed or are not applicable for the quarter ended March 29, 1996.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (in thousands, except share amounts)

                                                     March 29,   September 29,
                                                       1996           1995
                                                  ---------------------------
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                         $   65,203     $   59,737
Securities purchased under agreements to resell       30,045         26,680
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                              566          3,158
  Securities purchased under agreements to resell    500,435        330,804
  Short-term and other investments                    10,016         34,017
Trading and investment account securities             74,838         74,815
Available for sale securities                        192,157        114,941
Held to maturity securities                                -         11,210
Receivables:
  Brokerage customers                                409,760        397,201
  Stock borrowed                                   1,202,034        775,288
  Brokers, dealers and clearing organizations         58,257         49,135
  Other                                               21,561         24,886
Investment in leveraged lease                         10,738         10,581
Property and equipment, net                           38,112         40,946
Deferred income taxes                                 20,531         20,980
Prepaid expenses and other assets                     41,884         38,336
                                                  ---------------------------
                                                  $2,676,137     $2,012,715
                                                  ===========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage note payable                             $   12,998     $   13,084
Payables:
  Brokerage customers                                967,998        774,476
  Stock loaned                                     1,202,272        785,784
  Brokers, dealers and clearing organizations         25,495         17,542
  Trade and other                                     77,402         58,721
Trading account securities sold but not yet purchased 31,453         17,377
Accrued compensation                                  63,871         73,367
Income taxes payable                                   2,853          6,171
                                                  ---------------------------
                                                   2,384,342      1,746,522
                                                  ===========================
Commitments and contingencies

Shareholders' equity:
  Preferred stock; $.10 par value; authorized 10,000,000
   shares; issued and outstanding -0- shares               -              -
  Common stock; $.01 par value; authorized 50,000,000
   shares; issued 21,777,271 shares                      217            217
  Additional paid-in capital                          50,040         50,685
  Unrealized gain (loss) on securities available
   for sale, net of deferred taxes                      (590)           146
  Retained earnings                                  254,940        231,029
                                                  ---------------------------
                                                     304,607        282,077
  Less: 938,895 and 1,163,573 common shares in
   treasury, at cost                                 (12,812)       (15,884)
                                                  ---------------------------
                                                     291,795        266,193
                                                  ---------------------------
                                                  $2,676,137     $2,012,715
                                                  ===========================



              See Notes to Consolidated Financial Statements.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                  (in thousands, except per share amounts)

                                 Three Months Ended       Six Months Ended
                                 -------------------------------------------
                                 March 29,  March 31,   March 29,  March 31,
                                   1996       1995        1996       1995
                                 -------------------------------------------
Revenues:
  Securities commissions          $110,572  $ 75,114     $202,342  $146,709
  Investment banking                10,593     6,859       21,678    12,282
  Investment advisory fees          11,458     9,445       23,030    21,353
  Interest                          33,183    21,790       59,747    41,470
  Correspondent clearing               971       898        1,847     1,842
  Net trading and investment profits 3,430     5,211        6,209     5,807
  Financial service fees             4,500     3,390        8,279     6,206
  Other                              4,012     2,971        7,613     5,722
                                 -------------------------------------------
                                   178,719   125,678      330,745   241,391
                                 -------------------------------------------
Expenses:
  Employee compensation            106,060    73,785      195,473   143,760
  Communications                     7,990     6,322       14,789    12,578
  Occupancy and equipment            6,128     5,374       12,199    10,398
  Clearing and floor brokerage       2,927     1,819        5,306     3,783
  Interest                          22,277    14,386       38,913    26,733
  Business development               3,859     3,498        7,864     7,200
  Other                              4,824     4,198       11,221     8,130
                                 -------------------------------------------
                                   154,065   109,382      285,765   212,582
                                 -------------------------------------------
Income before provision for
 income taxes                       24,654    16,296       44,980    28,809

Provision for income taxes           9,352     6,195       17,100    10,828

Minority interests in income(losses)
 of consolidated subsidiaries         (11)         1           26      (10)
                                 -------------------------------------------
Net income                        $ 15,313  $ 10,100     $ 27,854  $ 17,991
                                 ===========================================
Net income per share              $    .73  $    .49     $   1.33  $    .87
                                 ===========================================
Cash dividends declared per
 share                            $   .095  $    .09     $    .19  $    .18
                                 ===========================================
Average common equivalent
 shares outstanding                 21,031    20,699       20,962    20,639
                                 ===========================================


                See Notes to Consolidated Financial Statements.


                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                        Six Months Ended
                                                   --------------------------
                                                      March 29,     March 31,
                                                        1996          1995
                                                  ---------------------------
Cash flows from operating activities:
  Net income                                       $ 27,854       $  17,991
                                                  ---------------------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                     5,581           5,056
  Increase (decrease) in assets:
    Short-term and other investments                 24,001          (4,127)
    Securities available for sale and held to       (66,006)       (107,254)
      maturity
    Receivables:
      Brokerage customers                           (12,559)        (25,820)
      Stock borrowed                               (426,746)       (289,638)
      Brokers, dealers and clearing organizations    (9,122)         (7,987)
      Other                                           3,325         (21,873)
    Trading and investment account securities, net   14,053          74,609
    Deferred income taxes                               449            (598)
    Prepaid expenses and other assets                (3,705)         (5,460)
  Increase (decrease) in liabilities:
    Payables:
      Brokerage customers                           193,522         158,532
      Stock loaned                                  416,488         258,962
      Brokers, dealers and clearing organizations     7,953             943
      Trade and other                                18,681          18,951
    Accrued compensation                             (9,496)        (15,879)
    Income taxes payable                             (3,318)         (2,750)
      Total adjustments                             153,101          35,667
                                                  --------------------------
Net cash provided by operating activities           180,955          53,658
                                                  --------------------------
Cash flows from investing activities:
  Additions to property and equipment, net           (2,747)         (5,085)
                                                  --------------------------
Cash flows from financing activities:
  Borrowings from banks and financial institutions        -          15,000
  Repayments on mortgage note                           (86)            (78)
  Issuance of common stock                            2,427           1,904
  Purchase of treasury stock                              -          (3,296)
  Cash dividends on common stock                     (3,943)         (3,689)
  Unrealized  gain (loss) on securities available
   for sale, net                                       (736)             32
                                                  --------------------------
Net cash provided by (used in) financing activities  (2,338)          9,873
                                                  --------------------------
Net increase in cash and cash equivalents           175,870          58,446
Cash and cash equivalents at beginning of period    420,379         199,419
                                                  --------------------------
Cash and cash equivalents at end of period         $596,249        $257,865
                                                  ==========================
Supplemental disclosures of cash flow information:
  Cash paid for interest                           $ 36,188        $ 25,639
                                                  ==========================
  Cash paid for taxes                              $ 19,969        $ 13,880
                                                  ==========================





              See Notes to Consolidated Financial Statements.


            RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 29, 1996


Basis of Consolidation

      The  consolidated  financial statements include the accounts  of  Raymond
James Financial, Inc. and its consolidated subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. These statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments made are of a normal, recurring nature. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

Commitments and Contingencies

      In connection with certain limited partnerships syndicated by Raymond James & Associates, Inc., the Company is contingently liable as guarantor of certain loans totaling $385,000 at March 29, 1996. In connection with the early payoff of its $5.8 million loan to Cumberland Healthcare Fund, L.P.
I-A, the Company has a commitment to relend up to $5 million upon request through October 1, 1996. No use of this facility is currently anticipated.

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

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of March 29, 1996, management has Board authorization to purchase up to 999,000 shares.

      At their meeting on February 16, 1996, the Board of Directors of the Company declared the quarterly cash dividend of $.095 per share.

Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at March 29, 1996 were as follows (dollar amounts in thousands):

     Raymond James & Associates, Inc.:
        (alternative method elected)
        Net capital as a percent of aggregate debit items          28%
        Net capital                                           $120,627
        Required net capital                                    $8,684

     Investment Management & Research, Inc.:
        Ratio of aggregate indebtedness to net capital            1.34
        Net capital                                             $4,549
        Required net capital                                      $407

     Robert Thomas Securities, Inc.:
        Ratio of aggregate indebtedness to net capital            3.91
        Net capital                                             $1,683
        Required net capital                                      $439


               MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS



General
- -------
      With the exception of a late upward move in interest rates, January through March 1996 had all the elements of an exceptionally strong period for the securities industry. Unprecedented transaction volume and robust investment banking activity resulted from volatile yet generally favorable equity markets.

Results of Operations -  Three  months  ended  March  29,  1996  compared  with
- ---------------------                 three months ended March 31, 1995.

       Total revenues of $178,719,000 were the Company's highest ever, representing a 42% increase over last year's $125,678,000. Net income also established a record, increasing 52% to $15,313,000 from the prior year's $10,100,000.

      Securities commission revenues increased significantly over the prior year, led by a near doubling in sales of mutual funds and annuities. Transaction volume set a record for the quarter with over 665,000 trades processed, a 34% increase over the prior year. From March 1995 to March
1996, the number of account executives increased only 8%, highlighting the increased productivity realized by existing account executives.

      Investment banking revenues increased by more than 50%. The average size of managed/co-managed deals grew from $28 million in the first quarter of fiscal 1995 to $62 million in the first quarter of fiscal 1996. In addition, consulting and merger and acquisition fees increased substantially.

       Investment advisory fees increased 22%, reflecting the growth in assets under the various asset management programs. This growth reflects a combination of improved net sales and market appreciation.

                                    March 29,      March 31,   % Increase
                                      1996          1995        (Decrease)
                                  ----------------------------------------
Assets Under Management (000's):

  Eagle Asset Management, Inc.    $  2,104,000  $  1,659,000        27%
  Heritage Family of Mutual Funds    2,256,000     1,615,000        40%
  Investment Advisory Services         914,000       723,000        26%
  Awad and Associates Asset Management 432,000       240,000        80%
  Focus Investment Advisors               -           47,000      (100%)
  Carillon Asset Management             60,000        81,000       (26%)
                                  ----------------------------------------
  Total Financial Assets Under
   Management                     $  5,766,000  $  4,365,000        32%
                                  ========================================
  Tangible Assets Under Management$  1,529,000$      928,000        65%
                                  ========================================

      Net  interest  income  of $10.9 million was 47%  higher  than  the  prior year and established a seventh consecutive quarterly record. Growth in customer deposit balances, in both the brokerage and banking subsidiaries, has continued at a rapid pace.

       The decrease in net trading and investment profits reflects the difficult fixed income environment experienced late in the current year quarter.

      The rise in employee compensation expense is a result of increased commission expense commensurate with the growth in securities commission revenues and increased incentive compensation accruals which are based on departmental and company-wide profitability.

      Communications expense has increased over the same quarter of the prior year due to increased telephone and quotation service expenses.

       Clearing   and  floor  brokerage  expenses  have  increased  at a rate in excess of the growth in relevant commission categories due to exchange fees related to the Company's recently acquired specialist operations.

      All other expenses have increased as a result of overall business growth.

Results of Operations -  Six  months  ended  March 29, 1996 compared  with  six
- ---------------------                    months ended March 31, 1995.

      Revenues for the six months ended March 29, 1996 increased 37% from $241,391,000 to $330,745,000. Net income increased 55% from $17,991,000 to
$27,854,000.

      (The underlying reasons for most of the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the six month comparison. Therefore, this section is limited to the discussion of additional factors influencing the comparative six month results.)

      The growth in investment advisory fees for the year to date does not reflect as great an increase as the three month period, as the prior year to date figure includes the final quarter of fees related to $4.3 billion of institutional growth equity accounts which were transferred to Liberty Investment Management, Inc. as of January 1, 1995. Subsequent to the transfer, the Company receives 50% of the fee revenues from these accounts for the five year period ending December 31, 1999.

      The increase in other expense for the six month period ended March 29, 1996 encompasses higher bad debt and legal accruals than in the same period in the prior year.

Financial Condition
- -------------------
      The Company's total assets have increased significantly since fiscal year end, the combined result of increased matched-book stock loan program balances and increased customer cash balances, particularly in the credit
interest  program.   The  increase in customer cash balances  is  reflected  as an increased brokerage customer payable and results in a corresponding increase in assets segregated pursuant to Federal Regulations.


Liquidity and Capital Resources
- -------------------------------
      Net cash provided by operating activities for the six months was $180,955,000. The primary source of this increase was the aforementioned increased customer cash balances, which does not give rise to cash
available   for  use  in  normal  operations  due  to  regulatory   segregation
requirements.

      Investing and financing activities used $5,085,000 during the six months, the primary uses being the payment of cash dividends and purchases of property and equipment, with an offsetting source being employee stock purchases and exercise of stock options.

      The Company has long-term debt in the amount of $12,998,000 in the form of a mortgage on the first of its two current headquarters buildings. The second building was constructed using internally generated funds.

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


Effects of Inflation
- --------------------
      The Company's assets are primarily liquid in nature and are not significantly affected by inflation. Management believes that the changes in replacement cost of property and equipment would not materially affect operating results. However, the rate of inflation affects the Company's expenses, including employee compensation, communications and occupancy, which may not be readily recoverable through charges for services provided by the Company.



                                                                  EXHIBIT 11
                                                                  ----------

                        RAYMOND JAMES FINANCIAL, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)


                             Three Months Ended          Six Months Ended
                           -------------------------------------------------
                           March 29,    March 31,    March 29,    March 31,
                             1996        1995          1996         1995
                           -------------------------------------------------
Net income                  $15,313     $10,100       $27,854     $17,991
                           =================================================

Average number of common
  shares and equivalents
  outstanding during the
  period                     20,802      20,486        20,721      20,479

Additional shares assuming
  exercise of stock
  options (1)                   229         213           241         160
                           -------------------------------------------------
Average number of
  common shares used
  to calculate earnings
  per share                  21,031      20,699        20,962      20,639
                           =================================================
Net income per share        $   .73     $   .49       $  1.33     $   .87
                           =================================================




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



                                   RAYMOND JAMES FINANCIAL, INC.
                                           (Registrant)




Date:    May 10, 1996                 /s/ THOMAS A. JAMES
                                   ------------------------------
                                          Thomas A. James
                                        Chairman and Chief
                                         Executive Officer




                                     /s/ JEFFREY P. JULIEN
                                   -------------------------------
                                         Jeffrey P. Julien
                                     Vice President - Finance
                                        and Chief Financial
                                              Officer