Form 10-Q
period 1996-06-28
RAYMOND JAMES FINANCIAL INC
filed 1996-08-09
CIK 720005

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended June 28, 1996

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

       20,865,694 shares of Common Stock as of_August 5, 1996



             RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

             Form 10-Q for the Quarter Ended June 28, 1996

                                 INDEX
                                 -----


PART I.  FINANCIAL INFORMATION                                        PAGE
         ---------------------
  Item 1. Financial Statements

          Consolidated Statement of Financial Condition as of
            June 28, 1996 (unaudited) and September 29, 1995          2

          Consolidated Statement of Operations (unaudited) for the
            three and nine month periods ended June 28, 1996 and
            June 30, 1995                                             3

          Consolidated Statement of Cash Flows (unaudited) for the
            nine months ended June 28, 1996 and June 30, 1995         4

          Notes to Consolidated Financial Statements (unaudited)      5


  Item 2. Management's Financial Discussion and Analysis              7



PART II. OTHER INFORMATION
         -----------------
  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 11:  Computation of Earnings Per Share             10

     (b)  Reports on Form 8-K:  None


         All other items required in Part II have been previously filed or are not applicable for the quarter ended June 28, 1996.



               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (in thousands, except share amounts)

                                                     June 28,    September 29,
                                                       1995           1995
                                                  ---------------------------
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                         $  104,727     $   59,737
Securities purchased under agreements to resell       66,808         26,680
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                           10,365          3,158
  Securities purchased under agreements to resell    427,862        330,804
  Short-term and other investments                         -         34,017
Trading and investment account securities            111,933         74,815
Available for sale securities                        202,588        114,941
Held to maturity securities                                -         11,210
Receivables:
  Customers                                          453,768        397,201
  Stock borrowed                                   1,078,667        775,288
  Brokers, dealers and clearing organizations         62,171         49,135
  Other                                               26,327         24,886
Investment in leveraged leases                        19,560         10,581
Property and equipment, net                           37,698         40,946
Deferred income taxes                                 20,352         20,980
Prepaid expenses and other assets                     43,464         38,336
                                                  --------------------------
                                                  $2,666,290     $2,012,715
                                                  ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                $   30,483     $   13,084
Payables:
  Customers                                        1,031,144        774,476
  Stock loaned                                     1,066,336        785,784
  Brokers, dealers and clearing organizations         27,780         17,542
  Trade and other                                     55,983         58,721
Trading account securities sold but not yet purchased 58,693         17,377
Accrued compensation                                  81,710         73,367
Income taxes payable                                   5,616          6,171
                                                  --------------------------
                                                   2,357,745      1,746,522

Commitments and contingencies

Shareholders' equity:
  Preferred stock; $.10 par value; authorized 10,000,000
   shares; issued and outstanding -0- shares               -              -
  Common stock; $.01 par value; authorized 50,000,000
   shares; issued 21,777,271 shares                      217            217
  Additional paid-in capital                          50,186         50,685
  Unrealized gain (loss) on securities available for sale,
   net of deferred taxes                             (1,082)            146
  Retained earnings                                  271,539        231,029
                                                  --------------------------
                                                     320,860        282,077
  Less: 902,539 and 1,163,573 common shares in treasury,
   at cost                                          (12,315)       (15,884)
                                                  --------------------------
                                                     308,545        266,193
                                                  --------------------------
                                                  $2,666,290     $2,012,715
                                                  ==========================



              See Notes to Consolidated Financial Statements.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                  (in thousands, except per share amounts)

                                  Three Months Ended      Nine Months Ended
                                 -------------------------------------------
                                  June 28,    June 30,   June 28,   June 30,
                                    1996        1995       1996       1995
                                 -------------------------------------------
Revenues:
  Securities commissions          $118,219  $ 85,569     $320,561  $232,279
  Investment banking                20,941    13,267       42,619    25,548
  Investment advisory fees          12,902     9,754       35,932    31,108
  Interest                          33,303    28,080       93,051    69,549
  Correspondent                      1,199       897        3,045     2,739
  Net trading and investment profits 3,028     4,857        9,236    10,664
  Financial service fees             5,040     3,676       13,319     9,932
  Other                              3,562     2,843       11,176     8,515
                                  ------------------------------------------
                                   198,194   148,943      528,939   390,334
                                  ------------------------------------------
Expenses:
  Employee compensation            119,006    85,198      314,478   228,958
  Data processing and communications 7,468     6,071       22,257    18,649
  Occupancy and equipment            5,772     5,373       17,971    15,771
  Clearing and floor brokerage       1,985     2,116        7,292     5,899
  Interest                          22,293    19,576       61,206    46,308
  Business development               4,562     3,929       12,426    11,130
  Other                              6,547     5,008       17,769    13,138
                                  ------------------------------------------
                                   167,633   127,271      453,399   339,853
                                  ------------------------------------------
Income before provision for
 income taxes                       30,561    21,672       75,540    50,481

Provision for income taxes          11,940     7,832       29,040    18,660

Minority interest in income(loss)
 of consolidated subsidiary             39         2           64       (8)
                                  ------------------------------------------
Net income                        $ 18,582  $ 13,838     $ 46,436  $ 31,829
                                  ==========================================
Net income per share              $    .88  $    .67     $   2.21  $   1.54
                                  ==========================================
Cash dividends declared per
 share                            $   .095  $    .09     $   .285  $    .27
                                  ==========================================
Average common equivalent
 shares outstanding                 21,103    20,775       21,005    20,670
                                  ==========================================


                See Notes to Consolidated Financial Statements.



                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                        Nine Months Ended
                                                    -------------------------
                                                      June 28,      June 30,
                                                        1996          1995
                                                    -------------------------
 Cash flows from operating activities:
  Net income                                         $ 46,436       $ 31,829
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       8,347          7,739
  Increase (decrease) in assets:
    Short-term and other investments                   34,017          4,840
    Securities available for sale and held to maturity(76,437)      (121,478)
    Receivables:
      Customers                                       (56,567)       (37,026)
      Stock borrowed                                 (303,379)      (304,794)
      Brokers, dealers and clearing organizations     (13,036)       (28,489)
      Other                                            (1,441)       (10,115)
    Trading and investment account securities           4,198        120,396
    Deferred income taxes                                 628           (595)
    Prepaid expenses and other assets                 (14,107)          (920)
  Increase (decrease) in liabilities:
    Payables:
      Customers                                       256,668        210,007
      Stock loaned                                    280,552        274,148
      Brokers, dealers and clearing organizations      10,238         11,811
      Trade and other                                  (2,738)        26,939
    Accrued compensation                                8,343         (4,608)
    Income taxes payable                                 (555)         1,539
                                                    -------------------------
      Total adjustments                               134,731        149,394
                                                    -------------------------

Net cash provided by operating activities             181,167        181,223
                                                    -------------------------
Cash flows from investing activities:
  Additions to property and equipment, net             (5,099)        (7,386)
                                                    -------------------------
Cash flows from financing activities:
  Borrowings from banks and financial institutions     17,529              -
  Repayments on mortgage note                            (130)          (118)
  Exercise of stock options and employee stock purchases3,070          2,543
  Purchase of treasury stock                                -         (3,296)
  Cash dividends on common stock                       (5,926)        (5,539)
  Unrealized  gain (loss) on
  securities available for sale,  net                  (1,228)           277
                                                    -------------------------
Net cash provided by (used in) financing activities    13,315         (6,133)
                                                    -------------------------
Net increase in cash and cash equivalents             189,383        167,704

Cash and cash equivalents at beginning of period      420,379        199,419
                                                    -------------------------
Cash and cash equivalents at end of period           $609,762       $367,123
                                                    =========================
Supplemental disclosures of cash flow information:
  Cash paid for interest                             $ 61,384       $ 44,135
                                                    =========================
  Cash paid for taxes                                $ 27,864       $ 13,880
                                                    =========================




              See Notes to Consolidated Financial Statements.


            RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 28, 1996


Basis of Consolidation
- ----------------------
      The  consolidated  financial statements include the accounts  of  Raymond
James Financial, Inc. and its consolidated subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. These statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments made are of a normal, recurring nature. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

Commitments and Contingencies
- -----------------------------
      The Company has committed to lend to, or guarantee other debt for, Gateway Tax Credit funds ("Gateway") up to $6 million upon request.
Gateway  is  a  program  sponsored  by  a  subsidiary  of  the  Company.    The
borrowings   would   be   secured  by  properties   under   development.    The
commitment expires on November 30, 1997, at which time any outstanding balances would be due and payable.

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

Capital Transactions
- --------------------
      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of June 28, 1996, management has Board authorization to discretionarily purchase up to 999,000 shares.

      At their meeting on May 16, 1996, the Board of Directors of the Company declared the quarterly cash dividend of $.095 per share.


Net Capital Requirements
- ------------------------
      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization  to  reduce  its business if its net capital  is  less  than  four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at June 28, 1996 were as follows:

     Raymond James & Associates, Inc.:
        (alternative method elected)
        Net capital as a percent of aggregate debit items          25%
        Net capital                                       $118,810,000
        Required net capital                                $9,693,000

     Investment Management & Research, Inc.:
        Ratio of aggregate indebtedness to net capital            1.20
        Net capital                                         $5,605,000
        Required net capital                                  $448,000

     Robert Thomas Securities, Inc.:
        Ratio of aggregate indebtedness to net capital            4.50
        Net capital                                         $1,480,000
        Required net capital                                  $444,000


               MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS



General
- -------
      Unlike  the  prior  two  fiscal years, fiscal 1996  has  now  encompassed three quarters of extremely favorable equity market conditions. Accordingly, the Company has set several quarterly records and will almost certainly enjoy a record year. The rising equity markets have led to record levels of transaction volume and investment banking activity, both of which significantly affect the Company's results.


Results of Operations -  Three  months  ended  June  28,  1996  compared   with
- ---------------------              three months ended June 30, 1995.

       Total  revenues  of  $198,194,000  were  the  Company's  highest   ever,
representing a 33% increase over last year's $148,943,000. Net income of $18,582,000 also established a record, increasing 34% from last year's $13,838,000.

      Record transaction volume resulted in a record level of securities commissions, 38% ahead of the prior year. While commissions on all product categories increased over the same quarter in the prior year, the largest increases were in the sales of annuities, mutual funds and equities. The number of account executives increased only 9% from year to year, highlighting the increased productivity of existing account executives.

      Investment banking showed the greatest percentage increase of any revenue line item. Both the number and size of managed/co-managed offerings increased from the prior year. Further, merger and acquisition fees are also on record pace.

      The  increases  in  both financial and tangible assets  under  management
have  led  to  the  32%  increase in investment  advisory  fees.   This  growth
reflects both strong market appreciation and greatly improved net sales.

                                   June 28,       June 30,    % Increase
                                    1996           1995        (Decrease)
                                  -------------------------------------------
Assets Under Management (000's):

  Eagle Asset Management, Inc.      $2,235,000    $1,776,000        26%
  Heritage Family of Mutual Funds    2,280,000     1,783,000        28%
  Investment Advisory Services         942,000       786,000        20%
  Awad and Associates Asset Management 456,000       292,000        56%
  Carillon Asset Management             57,000        81,000       (30%)
                                  -------------------------------------------
Total Financial Assets
 Under Management                   $5,970,000    $4,718,000        27%
                                  ===========================================

Tangible Assets Under Management    $1,530,000    $  941,000        63%
                                  ===========================================

      Net interest income of just over $11 million was 30% higher than the prior year and the eighth consecutive quarterly record. Customer balances continue to grow at a rapid pace and record levels were attained in the Customer Credit Interest Program (CIP), Raymond James Bank, and customer margin balances.

      Decreased principal trading profits reflect the continuation of a volatile fixed income environment, as the vast majority of the Company's inventories are fixed income securities.

      Increased financial service fees are the result of the increased number of customer accounts and transaction activity. Most of these fees are related to non-commissionable activity such as transfers, IRA fees, and service charges for trades in non-discretionary wrap fee accounts.

        Increased   employee   compensation   primarily   reflects    increased
commission expense and increased incentive compensation accruals related to departmental and overall corporate profitability.

      Increases  in  occupancy and equipment, business  development  and  other
expenses  reflect  the  increased  costs  of  supporting  the  strong   overall
business growth.


Results of Operations -  Nine  months  ended June 28, 1996 compared  with  nine
- ---------------------                   months ended June 30, 1995.

      Net income of $46,436,000 for the nine months ended June 28, 1996 is slightly ahead of earnings for the entire year ended September 29, 1995, and exceeds the nine month period ended June 30, 1995 by 46%. Revenues of $528,939,000 represent a 36% increase over the prior year's nine month revenues of $390,334,000.

      (The underlying reasons for most of the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the nine month comparison. Therefore, this section is limited to the discussion of additional factors influencing the comparative nine month results.)

      The growth in investment advisory fees for the year to date does not reflect as great an increase as the three month period, because the prior year to date figure includes the final quarter of fees related to $4.3 billion of institutional growth equity accounts which were transferred to
Liberty  Investment  Management, Inc. as of January  1,  1995.   Subsequent  to
the transfer, the Company receives 50% of the fee revenues from these accounts for the five year period ending December 31, 1999.


Financial Condition
- -------------------
      The Company's total assets have increased significantly since fiscal year end, the combined result of increased matched-book stock loan program balances and increased customer cash balances, particularly in the credit interest program and bank deposits. The increase in customer cash balances is reflected as an increased customer payable and results in a corresponding increase in assets segregated pursuant to Federal Regulations and available for sale securities.


Liquidity and Capital Resources
- -------------------------------
      Net cash provided by operating activities for the nine months was $181,167,000. The primary source of this increase was the aforementioned increased customer cash balances, which does not give rise to cash
available   for  use  in  normal  operations  due  to  regulatory   segregation
requirements.

      Investing and financing activities provided $8,216,000 during the nine months, the net result of $20,469,000 provided through additional bank borrowings, employee stock purchases and stock option exercises, $11,025,000 used for purchases of fixed assets and the payment of cash dividends, and net investments in and unrealized losses on securities available for sale.

      The Company entered into a second leveraged lease transaction on June 27, 1996. This transaction involved the purchase and subsequent lease of a commercial aircraft to a major airline. It is anticipated that the Company will earn an attractive return on its investment through cash flows generated by current income tax savings.

      The Company has long-term debt, included in bank notes payable, in the amount of $12,954,000 in the form of a mortgage on the first of its two current headquarters buildings. The second building was constructed using internally generated funds.

      The Company has two committed lines of credit. During 1995, the parent company obtained an unsecured $50 million line for general corporate purposes. In addition, a $50 million line was established to finance Raymond James Credit Corporation, a Regulation G subsidiary organized to provide loans collateralized by restricted or control shares of public companies. The balance of $17,529,000 outstanding on this line is included in bank notes payable. In addition, Raymond James & Associates, Inc. has uncommitted lines of credit aggregating $255,000,000.

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

                                                                  EXHIBIT 11


                        RAYMOND JAMES FINANCIAL, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)


                             Three Months Ended         Nine Months Ended
                           --------------------------------------------------
                           June 28,     June 30,     June 28,     June 30,
                             1996        1995          1996         1995
                           --------------------------------------------------
Net income                  $18,582     $13,838       $46,436     $31,829
                           ==================================================

Average number of common
  shares and equivalents
  outstanding during the
  period                     20,851      20,541        20,764      20,500

Additional shares assuming
  exercise of stock
  options (1)                   252         234           241         170
                           --------------------------------------------------
Average number of
  common shares used
  to calculate earnings
  per share                  21,103      20,775        21,005      20,670
                           ==================================================
Net income per share        $   .88     $   .67       $  2.21     $  1.54
                           ==================================================




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



                                   RAYMOND JAMES FINANCIAL, INC.
                                           (Registrant)




Date:    August 12, 1996              /s/ THOMAS A. JAMES
                                     -----------------------
                                         Thomas A. James
                                        Chairman and Chief
                                         Executive Officer




                                     /s/ JEFFREY P. JULIEN
                                    ------------------------
                                         Jeffrey P. Julien
                                     Vice President - Finance
                                        and Chief Financial
                                              Officer