Form 10-K
period 1996-09-27
RAYMOND JAMES FINANCIAL INC
filed 1996-12-23
CIK 720005

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)                           FORM 10-K

    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended SEPTEMBER 27, 1996

                                        OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ______________to____________

          Commission file number 1-9109

                          RAYMOND JAMES FINANCIAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                          NO. 59-1517485
 ------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

880 CARILLON PARKWAY, ST. PETERSBURG, FLORIDA                           33716
---------------------------------------------                         ----------
   (Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code (813) 573-3800
                                -----------------

          Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------           -----------------------------------------
Common Stock, $.01 Par Value                   New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                 --------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 13, 1996: $284,886,701.

     Number of common shares outstanding (December 13, 1996): 20,970,681

                        DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held on February 13, 1997. (The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to January 24, 1997.)

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

      RJF's principal subsidiary, RJA, was organized in Florida in 1962. RJA is a regional securities brokerage firm engaged in most aspects of the securities business. All but 11 of RJA's 42 retail branch offices are located in Florida, and the Company is the largest brokerage and investment firm headquartered in that state. RJA also has 16 institutional sales offices, 7 of which are located in Europe. RJA is a member of the New York Stock Exchange ("NYSE") and other principal stock and option exchanges.

      IM&R was formed in 1973 as an independent contractor financial planning organization and participates in the distribution of all products and services offered by RJA to its retail customers through its 439 offices and 78 satellite offices in all 50 states. IM&R is a member of the National Association of Securities Dealers ("NASD") and Securities Investor Protection Corporation ("SIPC"), but not of any exchange, as it clears its trades on a fully-disclosed basis through RJA.

      RTS was organized in 1981. It serves independent contractor brokers who do a majority of their business in individual securities and currently operates 299 branch offices and 106 satellite offices in 48 states. RTS, like IM&R, is a member of the NASD and SIPC, but not of any exchange, as it also clears all of its business on a fully-disclosed basis through RJA.

      Eagle was formed in 1984 as a registered investment advisor and at September 27, 1996 had approximately $2.4 billion of client assets under management. Prior to the inception of Eagle, the asset management operation had been a division of RJA.

      Heritage was organized in 1985 to act as the manager of the Company's internally sponsored Heritage family of mutual funds. At September 27, 1996 the eleven funds managed by Heritage had a total of approximately $2.4 billion in assets.

      Raymond James Bank was formed in 1994 in conjunction with the purchase from the RTC of the deposits of a failed thrift. Its primary purpose is to provide traditional banking products and services to the clients of the Company's broker-dealer subsidiaries. At September 27, 1996, Raymond James Bank had $227 million in assets.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The Company's operations consist of various financial services provided to its clients. The following table shows revenues by source for the last three years:

                                                         YEAR ENDED
                             --------------------------------------------------------------------
                             Sept. 27,               Sept. 29,              Sept. 30,
                               1996           %        1995           %       1994            %
                             --------      ------    --------      ------    --------      ------
                                              (dollar amounts in thousands)
SECURITIES COMMISSIONS:
Listed products               $ 90,536       12.5    $ 82,738        14.9    $ 68,938        13.6
Over-the-counter ..            133,543       18.5     110,062        19.9      92,609        18.3
Mutual funds                    96,099       13.3      68,994        12.4      76,115        15.0
Asset management ..             45,005        6.2      31,159         5.6      27,202         5.4
Annuities and other
 insurance products             56,964        7.9      34,238         6.2      36,199         7.1
Other                              340        0.1         356          .1       2,130          .4
                              --------     ------    --------      ------    --------      ------
     Total                     422,487       58.5     327,547        59.1     303,193        59.8
                              --------     ------    --------      ------    --------      ------

INVESTMENT BANKING:
   Corporate finance
    (including underwriting
    sales credits)              67,799          9.4      38,262        6.9      54,238        10.7
   Limited partnerships          4,797          0.7       4,742         .9       5,981         1.2
                              --------        -----    --------      -----    --------       -----
       Total                    72,596         10.1      43,004        7.8      60,219        11.9
                              --------        -----    --------      -----    --------       -----

INVESTMENT ADVISORY FEES        50,715          7.0      42,922        7.7      51,153        10.1
INTEREST                       126,453         17.5      97,211       17.5      58,542        11.5
CORRESPONDENT CLEARING           3,985          0.6       3,721         .7       3,866          .8
NET TRADING PROFITS             12,243          1.7      12,637        2.3       6,843         1.3
FINANCIAL SERVICE FEES          18,191          2.5      14,740        2.7      13,446         2.7
OTHER                           15,082          2.1      12,288        2.2       9,874         1.9
                              --------        -----    --------      -----    --------       -----

       Total revenues         $721,752        100.0    $554,070      100.0    $507,136       100.0
                              ========        =====    ========      =====    ========       =====

SECURITIES COMMISSIONS BY
 BROKER-DEALER:
  Raymond James & Associates,
   Inc.                       $190,042         45.0    $146,004       44.6    $130,565        43.1
  Investment Management &
   Research, Inc.              149,181         35.3     118,738       36.3     114,506        37.8
  Robert Thomas Securities,
   Inc.                         83,264         19.7      62,805       19.1      58,122        19.1
                              --------        -----    --------      -----    --------       -----

        Total                 $422,487        100.0    $327,547      100.0    $303,193       100.0
                              ========        =====    ========      =====    ========       =====

      (c)  NARRATIVE DESCRIPTION OF BUSINESS

At September 27, 1996 the Company employed 2,986 individuals. RJA employed 2,445 of these individuals, 510 of whom were full-time retail account executives. In addition, 1,993 full-time retail account executives were affiliated with the Company as independent contractors through IM&R and RTS. Through its broker-dealer subsidiaries, the Company provides securities services to approximately 500,000 client accounts. No single client accounts for a material percentage of the Company's total business.

                        RAYMOND JAMES & ASSOCIATES, INC.


      RJA's activities in the securities business include retail and institutional securities brokerage, origination and distribution of limited partnership interests, management of and participation in underwritings of equity and fixed income securities, market making in corporate and municipal securities, origination, distribution and management of mutual funds and unit trusts, and research and investment advisory services. RJA also offers financial planning services for individuals and provides clearing services for IM&R, RTS and other unaffiliated broker-dealers. For the year ended September 27, 1996 the revenues of RJA accounted for 62% of the consolidated revenues of the Company.

      RJA is a member of the NYSE, American Stock Exchange, Philadelphia Stock Exchange, Chicago Board Options Exchange, New York Futures Exchange, Pacific Exchange and Chicago Stock Exchange. It is also a member of the Securities Industry Association, NASD and SIPC. SIPC provides insurance protection for customers' accounts of up to $500,000 each (limited to $100,000 for claims for cash) in the event of the Company's liquidation. In addition, RJA carries up to $24,500,000 per account of excess customer insurance.

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

      Typically, secured bank borrowings and equity capital are the primary sources of funds to finance customers' margin account borrowings. Since the inception of the Credit Interest Program in 1981, however, the Company's primary source of funds to finance customers' margin account balances has been cash balances in customers' accounts which are awaiting investment. In addition, pursuant to written agreements with customers, broker-dealers are permitted by Securities and Exchange Commission ("SEC") and NYSE rules to lend customer securities in margin accounts to other brokers. SEC regulations, however, restrict the use of customers' funds derived from pledging and lending customers' securities, as well as funds awaiting investment, to the financing of margin account balances, and to the extent not so used, such funds are required to be deposited in a special account for the benefit of customers. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, customers' fully paid and excess margin securities.

      OVER-THE-COUNTER AND OTHER TRADING. Trading securities in the over-the-counter ("OTC") market involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. RJA makes markets in corporate stocks and bonds, municipal bonds and various government securities. At September 27, 1996 RJA made markets in 198 common stocks traded in the OTC market. Most of these are companies with whom RJA has an investment banking relationship or companies whose securities are followed by RJA Research.

      RJA frequently acts as agent in the execution of OTC orders for its customers and as such transacts these trades with other dealers. When RJA receives a customer order in a security in which it makes a market, it may act as principal if it matches or improves upon the best price in the dealer market, plus or minus a mark-up or mark-down not exceeding the equivalent agency commission charge. Recently adopted regulations require that customer limit orders be satisfied prior to the brokerage firm buying securities into their own inventory at the same price.

      STOCK BORROW/STOCK LOAN PROGRAM. This program involves the borrowing and lending of securities from and to other broker-dealers and other financial institutions. The borrower of the securities puts up a cash deposit, commonly 102% of the market value of the securities. This deposit, which is adjusted daily to reflect changes in current market value, earns interest at a negotiated rate, typically .2% to .5% below what the lender of the securities can earn on the funds.

      MUTUAL FUNDS. RJA sells a number of professionally managed, load mutual funds and offers, in addition, a selection of no-load funds. RJA maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker-dealers. Commissions on such sales generally range from 1% to 5% of the dollar value of the transaction. Alternative sales compensation structures typically include front-end charges, "back-end" or deferred sales charges, and an annual charge in the form of a fund expense.

      At September 27, 1996, the Company had eleven internally sponsored mutual funds for which RJA acts as distributor. (See Heritage Asset Management, Inc. description on pages 7 & 8.) As the distributor of these funds, RJA has the right to enter into dealer agreements with other broker-dealers for the sale of Heritage funds to their clients.

      ASSET MANAGEMENT SERVICES ("AMS"). RJA formed this department in April 1990 to encompass several programs involving portfolio management, primarily Investment Advisory Services ("IAS"), the Passport Program ("Passport"), the Managed Investment Program ("MIP") and the Preferred Portfolio Account ("PPA"). IAS, which commenced operations in August 1987, assists clients in selecting portfolio managers, establishes custodial facilities, monitors performance of client accounts, provides clients with accounting and other administrative services and assists portfolio managers with certain trading management activities. IAS earns fees generally ranging from .5%-1.0% of asset balances per annum, a substantial portion of which is paid to portfolio managers who direct the investment of the client's account. At September 27, 1996, this program had approximately $980 million in assets under management through agreements with 22 independent investment advisors. In addition, two proprietary asset managers, Awad and Associates Asset Management ("AWAD") and Carillon Asset Management ("Carillon"), are offered through this program.

      Passport is a non-discretionary advisory fee alternative that allows clients of RJA, IM&R and RTS to pay a quarterly fee plus low transaction charges in lieu of commissions. Fees are based on the individual account size and are also dependent on the type of securities in the account. In addition, AMS collects an administrative fee of up to .2% of asset balances annually, for which clients receive a quarterly performance report and other services. As of September 27, 1996, Passport had approximately $1.3 billion in assets serviced by account executives.

      MIP is a program that allows selected account executives to manage customer portfolios on a discretionary, wrap fee basis. The account executives must satisfy certain criteria and complete educational courses to be selected for this program. Fees are dependent on the size of the account and the type of securities in the account. AMS establishes custodial facilities, monitors performance of client portfolios, provides clients with accounting and other administrative services and assists the account executives with certain trading management activities. AMS collects an administrative fee of up to .2% of asset balances. As of September 27, 1996, MIP had approximately $92 million in assets serviced by fourteen account executives.

      PPA is another non-discretionary wrap fee pricing alternative that allows clients to pay a quarterly fee in lieu of commissions. Unlike Passport, no transaction charge is imposed. The fee structure and services provided by AMS are similar to Passport and MIP. As of September 27, 1996, PPA had approximately $56 million in assets.

      AWAD is primarily a small and mid-cap equity portfolio management division of RJA which was formed in March of 1992. Clients pay fees and/or commissions for management of their accounts. Present fees range from .5% to 1.0% of asset balances annually. In addition to private accounts, AWAD also manages a portion of the Heritage Small Cap Stock Fund Portfolio. AWAD, which is offered through the IAS program, had approximately $560 million under management at September 27, 1996.

      Carillon commenced operations in 1993. Carillon manages approximately $50 million for private accounts investing exclusively in closed-end funds.
Fees are currently .375% of assets annually.

      In addition to the foregoing programs, AMS also monitors various outside money managers that are not a part of the IAS program.

      INSTITUTIONAL SALES, TRADING AND RESEARCH. RJA has a domestic staff of 144 professionals who provide research, sales and execution services to RJA's institutional clients. In addition, RJA services 7 institutional sales offices located in Europe which have 45 account executives. RJA's research is focused on the identification of industries and companies which its staff believe are undervalued and/or have above average growth potential. These professionals also attempt to provide general coverage on public companies located in Florida and throughout the southeastern United

States. Proprietary research reports, supplemented by research purchased from outside services, are also provided to retail clients.

      INVESTMENT BANKING GROUP. The 55 professionals of RJA's Investment Banking Group, located primarily in St. Petersburg with satellite offices in Atlanta, Boston, Dallas, and Houston, operate in two distinct areas. The Corporate Finance Department is involved in a variety of activities including public and private debt and equity financing for corporate clients, merger and acquisition consulting services, fairness opinions and evaluations. The Real Estate Investment Banking Department originates, syndicates, markets and monitors the performance of public and private limited partnerships, primarily in the real estate and equipment leasing industries. An active secondary trading market is also maintained for the purchase and resale of public limited partnership units.

      RJA's affiliates frequently act as a general or co-general partner for the limited partnerships the Company syndicates and/or manages. See the description of the Company's other subsidiaries on page 10.

      SYNDICATE DEPARTMENT. The Syndicate Department coordinates the distribution of newly issued securities to institutional and retail investors. They handle public offerings that are managed or co-managed by RJA as well as selling group and syndicate participations managed by other firms. This department primarily deals with equity underwritings and brokered certificate of deposit offerings.

      FIXED INCOME DEPARTMENT. Through the Fixed Income Department, RJA distributes both taxable and tax-exempt fixed income products to its institutional and retail clients. These products include municipal, corporate, government and mortgage-backed bonds, preferred stock and unit investment trusts. RJA carries inventory positions of taxable and municipal securities in both the primary and secondary market. The department's Public Finance Division, operating out of 6 offices located throughout the State of Florida as well as Atlanta and Birmingham, acts as financial advisor or underwriter to various municipal agencies or political subdivisions. RJA also acts as an underwriter or selling group member for corporate bonds, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJA agrees to purchase the issue through a negotiated sale or submits a competitive bid. In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York, Chicago, Los Angeles, Houston, Boston, Washington D.C., and Dublin, Ohio. To assist our institutional clients, the department's Fixed Income Research Group provides value-added services and publishes research reports containing both specific product information and information on topics of interest such as market and regulatory developments.

      OPERATIONS AND ADMINISTRATION. RJA's operations/administrative personnel are responsible for the execution of orders, processing of securities transactions, custody of customer securities, receipt, identification and delivery of funds and securities, compliance with regulatory and legal requirements, internal financial accounting and controls and general office administration for most of the Company's operations.

                     INVESTMENT MANAGEMENT & RESEARCH, INC.

      IM&R participates in the distribution of all the products and services offered by RJA to its retail customers through 1,071 independent contractor registered representatives in 517 offices and satellite offices throughout all 50 states. The number of registered representatives in these offices ranges from 1 to 21. Such representatives devote all or substantially all of their time to the sale of securities and, while these independent contractors must conduct all securities business through IM&R, their contracts permit them to conduct insurance, real estate brokerage, accounting services or other business for their clients or for their own account. Many IM&R registered representatives are better characterized as financial planners than as stock brokers, although they are not required to conduct their business as financial planners. Independent contractors are responsible for all of their direct costs.


                         ROBERT THOMAS SECURITIES, INC.

      RTS has 922 full-time independent contractor registered representatives in 48 states who offer securities and investment advice to individuals and institutions through a network of 405 branch offices and satellite offices. Of these branches, 101 are located within depository institutions (banks, savings and loans and credit unions). RTS representatives offer the full range of securities products and services of RJA. RTS branches have the independence to set their own commissions on agency business within regulatory guidelines. RTS branches and their registered personnel may offer non-securities financial products (i.e., life insurance) to customers outside of their relationship with RTS.


                          EAGLE ASSET MANAGEMENT, INC.

      Eagle is a registered investment advisor with approximately $2.4 billion under management at September 27, 1996. Eagle's clients include pension and profit sharing plans, retirement funds, foundations, endowments, trusts and individuals. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages approximately $400 million for 173 institutional clients and $2.0 billion for 7,658 retail accounts.

      Eagle's investment management fee generally ranges from .25%-1.0% of asset balances per year depending upon the size and investment objective of the account. In addition to the management fees, clients are required to pay brokerage commissions (or a fee in lieu thereof) for transactions in their account.


                         HERITAGE ASSET MANAGEMENT, INC.

      Heritage is the manager of the internally sponsored Heritage family of mutual funds, currently consisting of Heritage Cash Trust (a money market fund with taxable and tax-exempt portfolios), Heritage Capital Appreciation Trust (a mutual fund seeking long-term appreciation), Heritage Income-Growth Trust (a mutual fund seeking long-term total return with approximately equal emphasis on current income and capital appreciation), Heritage Income Trust (a trust consisting of the High Yield Bond Fund which seeks high current income and the Intermediate Government Fund which seeks high current income consistent with the preservation of capital), Heritage Series Trust (a trust consisting of the Small Cap Stock Fund which seeks long-term capital appreciation through investments in small capitalization stocks, the Value Equity Fund which seeks long-term capital appreciation and secondarily current income, and the Growth Equity Fund which seeks growth through long-term capital appreciation), and the Heritage U.S. Government Income Fund (a closed-end fund seeking high current income with the potential for capital appreciation). Heritage also serves as the administrator for the Heritage Series Trust-Eagle International Equity Portfolio, which seeks long-term capital appreciation through investments in international stocks. Heritage serves as the transfer agent for all Heritage open-end funds and as fund accountant for all Heritage open-end funds except for the Eagle International Equity Portfolio; however, custody of all assets is maintained by State Street Bank, Boston, Mass. Net assets at September 27, 1996 were as follows (in thousands):


           Heritage Cash Trust:
             Money Market Fund                      $1,679,652
             Municipal Money Market Fund               319,880
           Heritage Capital Appreciation Trust          74,306
           Heritage Income-Growth Trust                 48,867
           Heritage Income Trust:
             High Yield Bond Fund                       39,703
             Intermediate Government Fund               18,117
           Heritage Series Trust:
             Small Cap Stock Fund                      120,430
             Value Equity Fund                          24,870
             Eagle International Equity Portfolio        3,975
             Growth Equity Fund                         15,544
           Heritage U.S. Government Income Fund         37,326
                                                    ----------
                                                    $2,382,670
                                                    ==========


      Portfolio management for the Growth Equity Fund and the Income-Growth Trust is subcontracted to Eagle. Portfolio management for the Small Cap Stock Fund is subcontracted to AWAD and Eagle. Portfolio management for the Capital Appreciation Trust is subcontracted to Liberty Investment Management, Inc. (See Notes to Consolidated Financial Statements.)


                         PLANNING CORPORATION OF AMERICA

      Planning Corporation of America ("PCA"), a wholly-owned subsidiary of RJA, is a general insurance agency and represents a number of insurance companies. PCA provides products and marketing support for a broad range of insurance products, principally fixed and variable annuities, all forms of life insurance, disability insurance and long-term care coverage to the account executives of the Company's broker-dealer subsidiaries.


                               RJ PROPERTIES, INC.

      RJ Properties, Inc. ("RJP"), headquartered in Atlanta, Georgia, acts as a general or co-general partner for private and public limited partnerships currently owning 33 apartment properties and 5 shopping centers. RJP acquires properties for syndications for which it serves as a general partner and receives acquisition fees and residual interests in profits and proceeds from future sales of the projects. Through its subsidiary, Raymond James Realty Advisors, RJP acts as the advisor for real estate portfolios of institutional clients. At September 27, 1996, RJP acted as advisor for approximately $837 million of such assets. In addition, RJP performs the property management function for certain properties owned either by partnerships in which RJP is a general partner or properties in portfolios of institutional clients. At September 27, 1996, RJP had 32 properties with a total of 7,087 apartment units under management. The Company owns 85% of the outstanding shares of RJP. Mr. Francis S. Godbold, President and a Director of the Company, owns 7.5%, and Mr. J. Robert Love, President of RJP, owns the remaining 7.5%.


                           RAYMOND JAMES TRUST COMPANY
                               SOUND TRUST COMPANY

      Raymond James Trust Company was chartered in 1992 and opened for business in September 1992. This wholly-owned subsidiary of the Company was formed primarily to provide personal trust services to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is generally subcontracted to the asset management operations of the Company. In October 1993 the Company acquired a second trust company, Sound Trust Company, in Tacoma, Washington. This subsidiary provides personal trust services primarily to broker-dealer clients outside the State of Florida. These two subsidiaries had a combined total of $297 million in client assets at September 27, 1996.


                             RAYMOND JAMES BANK, FSB

      Raymond James Bank, FSB, ("RJ Bank") was chartered as a federal savings bank on May 6, 1994, in conjunction with the acquisition of deposits of certain branches of a failed thrift from the Resolution Trust Corporation. As a member of the Federal Deposit Insurance Corporation ("FDIC"), RJ Bank offers FDIC-insured deposit and residential lending products to clients of the broker-dealer subsidiaries and directly to the public within its assessment area. At September 27, 1996, RJ Bank had total assets of approximately $227 million.


                   RAYMOND JAMES INTERNATIONAL HOLDINGS, INC.

      Raymond James International Holdings, Inc. is a Delaware corporation formed in 1994 to house the Company's foreign operations. To date, operations consist of joint venture investments in broker-dealers in India and South Africa, as well as participation in asset management companies in Dublin and Paris.

                               OTHER SUBSIDIARIES

      Over time, the Company has formed several subsidiaries to act as general or co-general partner for various public and private limited partnerships syndicated by RJA. These subsidiaries include:

      SUBSIDIARY                          TYPE OF PARTNERSHIP(S)
      ----------------------------        --------------------------------
      RJ Leasing, Inc.                    Equipment leasing
      RJ Leasing - 2, Inc.                Equipment leasing
      RJ Equities, Inc.                   Real estate
      RJ Health Properties, Inc.          Nursing homes
      RJ Credit Partners, Inc.            Government subsidized apartments
      Raymond James Partners, Inc.        Various
      RJ Medical Investors, Inc.          Nursing homes
      RJ Partners, Inc.                   Various


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


                          SECURITIES VOLUME AND PRICES

      The securities industry can be subject to substantial fluctuations in volume of securities transactions. These fluctuations can occur on a daily basis as well as over longer periods as a result of national and international economic and political events, and broad trends in business and finance. Reduced volume generally results in lower brokerage and investment banking revenues. Profitability is adversely affected in periods of reduced volume because fixed costs remain relatively unchanged. To the extent that purchases of securities are permitted to be made on margin, securities firms also are subject to risks inherent in extending credit, especially during periods of rapidly declining securities prices, in that a market decline could reduce collateral value below the amount of a customer's indebtedness.


                                   REGULATION

      The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the NYSE. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. RJA, IM&R and RTS are currently registered in all 50 states.

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


ITEM 2.    PROPERTIES

      Properties owned by the Company at September 27, 1996 include a 310,000 square foot headquarters complex (two buildings) and the 86,000 square foot former headquarters building, both located in St. Petersburg, Florida. The former headquarters building is presently unoccupied and available for sale or lease. In addition, the Company leases 74,000 square feet in a nearby office building. The Company owns 13.87 acres (28.97 acres as of December 13, 1996) near the current headquarters for long-term growth purposes and is planning construction of a third headquarters building. The RJA branch office building in Crystal River, Florida, is owned by the Company; all other RJA branches are leased with various expiration dates through 2002. The IM&R and RJP headquarters offices in Atlanta, Georgia are also under leases. See Notes 4 and 9 of the Notes to Consolidated Financial Statements for further information regarding the Company's leases.

      Leases for branch offices of IM&R and RTS are the responsibility of the respective independent contractor registered representatives.


ITEM 3.    LEGAL PROCEEDINGS

      The Company is a defendant or co-defendant in various lawsuits incidental to its securities business. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on discussions with counsel, the outcome of these matters will not result in a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
           MATTERS

      The Company's common stock is traded on the NYSE under the symbol "RJF". The following table sets forth for the periods indicated the high and low prices for the common stock.

                                    1996               1995
                              -----------------  ----------------
                                HIGH     LOW       HIGH     LOW
                              -------   -------  -------  -------
      First Quarter           $25-1/4   $20-1/8  $15-1/2  $13-1/4
      Second Quarter           23-3/8   19        18       13-3/4
      Third Quarter            23-1/2    20-1/2   20-1/2   16-1/4
      Fourth Quarter           24-3/8    19-3/4   22-5/8   18-1/2

      Since the Company initiated payment of a cash dividend in 1985, there have been thirteen increases in the dividend rate, five of which were in the form of stock splits and stock dividends. The dividend rate in fiscal 1996 was $.095 per quarter; the dividend rate was raised to $.11 for the first quarter of fiscal 1997.

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

      At December 13, 1996 there were approximately 7,800 holders of the Company's common stock.

   ITEM 6.                    SELECTED FINANCIAL DATA
                       (in thousands, except per share data)

                                                    YEAR ENDED
                          --------------------------------------------------------------
                           SEPT. 27,    SEPT. 29,    SEPT. 30,    SEPT. 24,    SEPT. 25,
                             1996         1995         1994         1993         1992
                          ----------   ----------   ----------   ----------   ----------

OPERATING RESULTS:
Revenues                  $  721,752   $  554,070   $  507,136   $  451,747   $  361,134
Net income                $   65,978   $   46,141   $   42,069   $   49,347   $   41,022
Net income per share:*
   Primary                $     3.14   $     2.23   $     1.97   $     2.28   $     1.89
   Fully diluted          $     3.12   $     2.21   $     1.97   $     2.27   $     1.89

Weighted average shares
 outstanding:*
   Primary                    21,025       20,705       21,359       21,623       21,737
   Fully diluted              21,116       20,877       21,359       21,713       21,737

Cash dividends declared
 per share*               $      .38   $      .36   $      .32   $      .21   $      .16

FINANCIAL CONDITION:

Total assets              $2,566,381   $2,012,715   $1,698,262   $1,447,570   $  806,230
Long-term debt            $   12,909   $   13,084   $   13,243   $   13,387   $   13,518

Shareholders' equity      $  326,632   $  266,193   $  227,452   $  205,565   $  160,935
Shares outstanding*           20,894       20,614       20,494       21,316       21,225

Equity per share
 at end of period*        $    15.63   $    12.91   $    11.09   $     9.64   $     7.58

        * Gives effect to the common stock splits paid on February 3, 1992 and November 15, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - THREE YEARS ENDED SEPTEMBER 27, 1996

      Fiscal 1996 was the Company's twelfth consecutive year of record revenues. More importantly, earnings also reached a new record level as, a very favorable equity market spurred investor and capital markets activity.

      Fiscal 1995 was a mixed year, with the first six months a continuation of 1994's subdued market conditions in a period of rising interest rates. The second half of fiscal 1995 saw a dramatic turnaround, with a return to declining interest rates and a vibrant, rapidly rising stock market.

      Fiscal 1994 was a mirror image of 1995, with the first half a continuation of the ebullient 1993 conditions and a dramatic slowdown occurring in the second half as interest rates began a rapid ascent.

                                                 YEAR ENDED
                             ---------------------------------------------------
                              SEPT. 27,  % INCR.  SEPT. 29,   % INCR.  SEPT. 30,
                               1996      (DECR.)    1995      (DECR.)    1994
                             ---------   -------  ---------   -------  ---------
   Revenues:                   (000's)             (000's)              (000's)
     Securities commissions   $422,487     29%    $327,547      8%     $303,193
     Investment banking         72,596     69%      43,004    (29%)      60,219
     Investment advisory fees   50,715     18%      42,922    (16%)      51,153
     Interest                  126,453     30%      97,211     66%       58,542
     Correspondent clearing      3,985      7%       3,721     (4%)       3,866
     Net trading profits        12,243     (3%)     12,637     85%        6,843
     Financial service fees     18,191     23%      14,740     10%       13,446
     Other                      15,082     23%      12,288     24%        9,874
                              --------            --------             --------

                              $721,752     30%    $554,070      9%     $507,136
                              ========            ========             ========

      Continued strength of the securities markets and record transaction volume in fiscal 1996 resulted in increased securities commissions from the sales of all lines of products, with the largest increases in absolute terms in mutual funds, over-the-counter stocks and annuities. While the sales force grew at an acceptable rate over fiscal 1995, as illustrated below, the increased productivity of existing account executives provided a significant portion of the increased commission revenues.

      Despite the volatility of the markets in fiscal 1995, the Company managed to realize a modest rate of increase over 1994 in securities commission revenues. From a product line perspective, the largest volume increase, by a wide margin, was in equities.



                                                               YEAR ENDED
                                       --------------------------------------------------------
                                       SEPT. 27,              SEPT. 29,    % INCR.    SEPT. 30,
                                         1996      % INCR.      1995       (DECR.)      1994
                                       ---------   --------   ---------    ---------  ---------
  Number of retail account executives
   at yearend                             2,503        9%         2,288       4%         2,207
  Retail commission revenues (000's)    $332,722      26%      $264,211      12%      $236,548
  Number of institutional salesmen
   at yearend                                129      10%           117      13%           104
  Institutional commission revenues
   (000's)                              $ 89,765      42%      $ 63,336      (5%)     $ 66,645
  Number of trades processed           2,526,000      20%     2,104,000      12%     1,878,000

      Fiscal 1996 was a year of record equity underwriting levels and merger and acquisition activity, particularly in our fourth fiscal quarter. Investment banking revenues, including new issue sales credits, increased 69% over the prior year to a record $72.6 million after a decline from fiscal 1994 to 1995. Fiscal 1994 and 1995 revenues each reflected partial years of slower market conditions. The number of managed or co-managed underwritings and the dollar volume of these transactions were as follows: 1996 - 38 offerings for $2.7 billion; 1995 - 24 offerings for $1.4 billion; and 1994 - 35 offerings for $2.2 billion. In addition, merger and acquisition fees have increased each year during this period to $12 million in 1996 from $4.9 million in 1995 and $3.7 million in 1994.

      Assets under management showed a strong increase during fiscal 1996 as a result of net new account sales and appreciation of existing accounts. The decline in investment advisory fees from 1994 to 1995 reflects the fees on the $4.3 billion in assets previously managed by Eagle for which management was assumed by Liberty Investment Management, Inc. ("Liberty") beginning on January 1, 1995. As described in Note 15 of the Notes to Consolidated Financial Statements, the Company has received 50% of the fees from these accounts while bearing none of the expenses. This was to continue through December 31, 1999, however, subsequent to fiscal 1996 yearend, Liberty entered into an agreement for the sale of Liberty's assets to a third party, scheduled to close in January 1997. Accordingly, the Company will receive a lump sum settlement for its remaining 3 years' interest in Liberty's revenues, as well as for its option to purchase 20% of Liberty at a future date.

      As shown in the table below, the Company's various asset management operations have had somewhat disparate growth rates:

                                         SEPT. 27,    % INCR.   SEPT. 29,      % INCR.  SEPT. 30,
                                           1996       (DECR.)     1995         (DECR.)    1994
                                        -----------    ----     ----------    ----      ----------
                                          (000's)                 (000's)                (000's)
Eagle Asset Management                  $ 2,388,922     29%     $1,856,284     (70%)    $6,129,827
Heritage Family of Mutual Funds           2,382,670     24%      1,921,377      30%      1,479,711
Investment Advisory Services                980,415     17%        836,065      10%        763,313
Awad and Associates Asset Management        490,477     48%        331,236      64%        202,301
Focus Investment Advisors                      --       --            --      (100%)        50,775
Carillon Asset Management                    50,795    (28%)        70,217     (25%)        93,636
                                        -----------             ----------              ----------
   Subtotal                               6,293,279     25%      5,015,179     (42%)     8,719,563
Liberty Investment Management, Inc.       5,468,913     14%      4,806,210                 --
                                        -----------             ----------              ----------
   Total Financial Assets Under
    Management                          $11,762,192     20%     $9,821,389      13%     $8,719,563
                                        ===========             ==========              ==========


      During 1995, real estate assets under management increased significantly and continued to grow in fiscal 1996, as the Company's RJ Properties subsidiary has become a recognized manager of institutional real estate portfolios. Including partnerships for which the Company's various subsidiaries act as general or co-general partner, total tangible assets under management at yearend for 1996, 1995 and 1994 were $1.6 billion, $1.3 billion and $980 million, respectively.

      Net interest income is a growing source of earnings. A large majority of the increase has been a result of the dramatic growth in retail brokerage account balances, including resultant segregated account assets. The major components of interest earnings are as follows:

                                                        YEAR ENDED
                              ---------------------------------------------------------
                              SEPT. 27,           SEPT. 29,           SEPT. 30,
                                1996                1995              1994
                              ---------           ---------           ---------
                                             (balances in 000's)
   Margin balances:
     Average balance           $386,422           $337,969            $298,674
     Average rate                  8.2%               8.3%                6.3%
                               --------           --------            --------
                                         $31,529             $27,974            $18,875

   Stock borrowed:
     Average balance            947,412            761,204             955,597
     Average rate                  4.7%               4.8%                2.8%
                               --------           --------            --------
                                          44,361              36,228             26,625

   Assets segregated pursuant
    to Federal Regulations:
     Average balance            452,710            294,664             132,169
     Average rate                  5.4%               5.7%                3.9%
                               --------           --------            --------
                                          24,538              16,813              5,184

   Raymond James Bank, FSB                11,980               7,197                597

   Other interest revenue                 14,045               8,999              7,261
                                         -------            --------           --------

   Total interest revenue                126,453              97,211             58,542
                                         -------            --------           --------

   Credit interest program:
     Average balance            678,910            482,985             303,123
     Average rate                  4.8%               5.1%                3.3%
                               --------           --------            --------
                                          32,374              24,625              9,908
   Stock loaned:
     Average balance            941,937            765,799             955,328
     Average rate                  4.4%               4.4%                2.6%
                               --------           --------            --------
                                          41,165              33,867             24,584

   Raymond James Bank,FSB                  7,782               4,268                221

   Other interest expense                  2,150               1,998              1,441
                                        --------            --------           --------

   Total interest expense                 83,471              64,758             36,154
                                        --------            --------           --------

   Net interest                         $ 42,982            $ 32,453           $ 22,388
                                        ========            ========           ========

      Net trading profits remained consistent in total from fiscal 1995 to 1996. These profits arose primarily from over-the-counter equity inventory positions as the equity markets continued to rise and record volume generated higher spread retention. In addition, 1996 is the first year of trading profits from the newly acquired specialist operations. The large improvement in trading results from fiscal 1994 to 1995 is a reflection of the difficult environment for fixed income securities during 1994.

      The increase in financial service fees in both fiscal 1996 and 1995 is a result of the growth of the Company's retail client base. Examples of items in this category are IRA account fees, transfer and postage fees, passport transaction fees and money market distribution and processing fees.

      The increase in other income from 1995 to 1996 was due to increased floor brokerage revenues as the Company increased its number of floor traders during this active market period. In addition, the Company's RJ Properties subsidiary has increased substantially the number of apartment units for which it receives property management fees.


                                                     YEAR ENDED
                               --------------------------------------------------------
                               SEPT. 27,   % INCR.    SEPT. 29,    % INCR.    SEPT. 30,
                                  1996                   1995       (DECR.)      1994
                               ---------   -------    ---------    -------    ---------
                                 (000's)                (000's)                 (000's)
Expenses:
     Employee compensation:
  Sales commissions            $294,031      33%      $221,629         1%     $219,291
  Administrative and benefit
   costs                         80,092      12%        71,364         8%       65,895
  Incentive compensation         49,781      49%        33,433         2%       32,893
                               --------               --------                --------

Total employee compensation     423,904      30%       326,426         3%      318,079
                               --------               --------                --------

Communications                   30,585      19%        25,619        (3%)      26,420
Occupancy and equipment          23,927      10%        21,653        37%       15,758
Clearance and floor brokerage    10,098      22%         8,257         8%        7,644
Interest                         83,471      29%        64,758        79%       36,154
Business development             16,053      13%        14,210        -         14,220
Other                            25,189      35%        18,688       (14%)      21,644
                               --------               --------                --------

                               $613,227      28%      $479,611         9%     $439,919
                               ========               ========                ========

      Since several of the expense line items are explained by the fluctuation in related revenues and others were relatively constant or experienced a general corporate growth rate during this three year period, the following discussion will focus on the expense items not falling into either of these two categories.

      Incentive compensation expenses are based on departmental, subsidiary and firm-wide profitability and reflect the record earnings in fiscal 1996.

      The increase in communications expense in fiscal 1996 reflects the costs of increased automation: software, communication and archival equipment, satellites and quote services. General increased business volume also resulted in increased telephone, printing and supplies costs.

      The occupancy and equipment expense increase between fiscal 1994 and 1995 is a result of increased and upgraded retail office space and account executive workstations, the latter being depreciated over very short periods (e.g. two years) for financial statement purposes.

      The fluctuation in other expense is primarily the result of the timing of legal expenses and settlements. In addition, there was a one-time FDIC assessment of approximately $600,000 for RJ Bank in 1996.


LIQUIDITY AND CAPITAL RESOURCES

      Net cash from operating activities during the current year was $394,531,000. Cash was generated by increased customer balances in the credit interest program and by fluctuations in various asset and liability accounts.

      Investing activities required $84,342,000 during fiscal 1996. Net additions to fixed assets consumed $10,093,000, the majority of which was for the purchase of computers and office furniture and equipment. Net purchases of investments consumed $74,249,000. These investments were primarily mortgage-backed securities purchased by RJ Bank.

      Financing activities provided $4,702,000, primarily the result of borrowings from banks and employee stock purchases and exercise of stock options.

      The Company has notes payable consisting of long-term debt in the amount of $12.9 million in the form of a mortgage on its headquarters office building and a balance of $11.9 million on the Raymond James Credit Corporation line of credit.

      The Company has two committed lines of credit. During 1995, the parent company obtained an unsecured $50 million line for general corporate purposes. In addition, a $50 million line was established to finance Raymond James Credit Corporation, a Regulation G subsidiary organized to provide loans collateralized by restricted or control shares of public companies. In addition, RJA has uncommitted lines of credit aggregating $255,000,000.

      The Company's broker-dealer subsidiaries are subject to requirements of the SEC relating to liquidity and capital standards (see Notes to Consolidated Financial Statements).


EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

      During fiscal 1996, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") and No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125").

      The Company will adopt FAS 123 in fiscal year 1997. FAS 123 is not expected to have a material impact on the Company's financial position or results of operations but will require several disclosures regarding the Company's stock option and employee stock purchase plans.

      The impact of adopting FAS 125 is not anticipated to be material to the Company's financial position or results of operation. The Company plans to adopt the provisions of FAS 125 when required, beginning in fiscal 1997.


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


FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"

      From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates,
(vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      (a) Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.


      (b)               QUARTERLY FINANCIAL INFORMATION

                     (In thousands, except share amounts)

1996                          1ST QTR.     2ND QTR.    3RD QTR.    4TH QTR.
----                          --------     --------    --------    --------
Revenues                      $152,026     $178,719    $198,194    $192,813
Income before income taxes      20,288       24,665      30,522      33,050
Net income                      12,541       15,313      18,582      19,542
Net income per share               .60          .73         .88         .93


1995                          1ST QTR.     2ND QTR.    3RD QTR.    4TH QTR.
----                          --------     --------    --------    --------
Revenues                      $115,712     $125,678    $148,943    $163,737
Income before income taxes      12,524       16,295      21,670      23,970
Net income                       7,891       10,100      13,838      14,312
Net income per share               .38          .49         .67         .69


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Executive officers of the registrant (including its significant subsidiaries) who are not Directors of the registrant are as follows:

           Lynn Pippenger          58      Treasurer, Senior Vice President -
                                           Finance of RJA, Secretary and/or
                                           and Treasurer Director of certain
                                           RJF subsidiaries.

           Jeffrey P. Julien       40      Vice President - Finance and Chief
                                           Financial Officer, Director and/or
                                           officer of certain RJF subsidiaries.

           Barry S. Augenbraun     57      Senior Vice President and Corporate
                                           Secretary.

           Mary Jean Kissner       39      Vice President and Tax Manager.

           Jennifer Ackart         32      Controller.

The information required by Item 10 relating to Directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 24, 1997.


ITEMS 11,12 AND 13.

      The information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 24, 1997.


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

      (a) Financial statement schedules required by this Item are listed in the index appearing on page F-1 of this report.

      (b) No reports on Form 8-K were filed during the fiscal year ended September 27, 1996.

      (c)  Exhibits required by this Item are listed in the index on page F-2.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 20th day of December, 1996.

                                          RAYMOND JAMES FINANCIAL, INC.


                                          By /s/ THOMAS A. JAMES
                                             --------------------------
                                             Thomas A. James, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                         DATE
      ---------                     -----                         ----

/s/ THOMAS A. JAMES            Chairman and Chief           December 20, 1996
---------------------------    Executive Officer
Thomas A. James

/s/ FRANCIS S. GODBOLD         President and Director       December 20, 1996
---------------------------
Francis S. Godbold

/s/ M. ANTHONY GREENE          Executive Vice President     December 20, 1996
---------------------------    and Director
M. Anthony Greene

/s/ ROBERT F. SHUCK            Vice Chairman and Director   December 20, 1996
---------------------------
Robert F. Shuck

/s/ JEFFREY P. JULIEN          Vice President - Finance     December 20, 1996
---------------------------    (Chief Financial Officer)
Jeffrey P. Julien

/s/ JENNIFER C. ACKART         Controller (Chief            December 20, 1996
---------------------------    Accounting Officer)
Jennifer C. Ackart

/s/ JONATHAN A. BULKLEY        Director                     December 20, 1996
---------------------------
Jonathan A. Bulkley

/s/ HERBERT E. EHLERS          Director                     December 20, 1996
---------------------------
Herbert E. Ehlers

/s/ THOMAS S. FRANKE           Director                     December 20, 1996
---------------------------
Thomas S. Franke

/s/ HARVARD H. HILL, JR.       Director                     December 20, 1996
---------------------------
Harvard H. Hill, Jr.

/s/ CHRISTOPHER W. JAMES       Director                     December 20, 1996
---------------------------
Christopher W. James

                               Director                     December 20, 1996
---------------------------
Paul W. Marshall

/S/ J. STEPHEN PUTNAM          Executive Vice President     December 20, 1996
---------------------------    and Director
J. Stephen Putnam

/S/ DENNIS W. ZANK             Director                     December 20, 1996
---------------------------
Dennis W. Zank

                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
              INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


FINANCIAL STATEMENTS                                                 PAGE(S)
--------------------                                                 -------

   Report and Consent of Independent Certified Public
      Accountants                                                    F-3

   Consolidated Statement of Financial Condition
      as of September 27, 1996 and September 29, 1995                F-4

   Consolidated Statement of Income for the Three Years
      Ended September 27, 1996                                       F-5

   Consolidated Statement of Changes in Shareholders' Equity
      for the Three Years Ended September 27, 1996                   F-6

   Consolidated Statement of Cash Flows for the
      Three Years Ended September 27, 1996                           F-7-8

   Summary of Significant Accounting Policies                        F-9-12

   Notes to Consolidated Financial Statements                        F-13-22

EXHIBITS                                                             PAGE(S)
--------                                                             -------

   3.1  Certificate Incorporation of RJ Financial Corp. as filed on January 24, 1974, and amendments thereto filed on
        March 26, 1974, May 16, 1983, June 2, 1983, February 20,
        1987, June 13, 1991, March 8, 1993, and February 28, 1994.   X-1-36

   3.2  By-Laws of the Company, incorporated by reference to
        Exhibit 3(b) to Registration statements on form S-1, No. 2-84010.

   10.1 Raymond James Financial, Inc. Amended Stock Option Plan for Outside Directors, dated December 12, 1986, incorporated by reference to Exhibit 4.1(b) to Registration Statement on Form S-8, No. 33-38350.

   10.2 Raymond James Financial, Inc. 1992 Incentive Stock Option
        Plan effective August 20, 1992, incorporated by reference to Exhibit 4.1 to Registration Statement on From S-8,
        No. 33-60608.

   10.3 Raymond James Financial, Inc. Deferred Management Bonus
        Plan, effective as of October 1, 1989.                       X-37-49

   10.4 Employment contract with Corporate Secretary effective
        as of October 21, 1996.                                      X-50-51

   10.5 Termination and Release Agreement between Liberty Asset
        Management, Inc. and Raymond James Financial, Inc.           X-52-64

   11   Computation of Earnings per Share                            X-65

   21   List of Subsidiaries                                         X-66

   23   Independent Auditor's Consent                                X-67

   27   Financial Data Schedule (for SEC use only)


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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Raymond James Financial, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and its subsidiaries at September 27, 1996 and September 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Tampa, Florida
November 18, 1996

                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                      (in thousands, except share amounts)

                                                    SEPTEMBER 27,  SEPTEMBER 29,
                                                         1996          1995
                                                    -------------  -------------
ASSETS
Cash and cash equivalents                            $   258,206    $    86,417
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                                  119          3,158
  Securities purchased under agreements to resell        476,945        330,804
  Short-term investments                                    --           34,017
Securities owned:
  Trading and investment account securities              124,253         74,815
  Available for sale securities                          208,897        114,941
  Held to maturity securities                               --           11,210
Receivables:
  Customers                                              459,180        397,201
  Stock borrowed                                         864,140        775,288
  Brokers, dealers and clearing organizations             24,306         49,135
  Other                                                   28,980         24,886
Investment in leveraged leases                            20,318         10,581
Property and equipment, net                               39,585         40,946
Deferred income taxes                                     21,189         20,980
Deposits with clearing organizations                      22,044         22,157
Prepaid expenses and other assets                         18,219         16,179
                                                     -----------    -----------

                                                     $ 2,566,381    $ 2,012,715
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                        $    24,898    $    15,594
Payables:
  Customers                                            1,086,406        774,476
  Stock loaned                                           848,595        785,784
  Brokers, dealers and clearing organizations             56,928         17,542
  Trade and other                                         54,007         56,211
Trading account securities sold but not yet
 purchased                                                57,210         17,377
Accrued compensation                                     101,300         73,367
Income taxes payable                                      10,405          6,171
                                                     -----------    -----------
                                                       2,239,749      1,746,522
                                                     -----------    -----------
Commitments and contingencies (Note 9)
Shareholders' equity:
  Preferred stock; $.10 par value; authorized
   10,000,000 shares; issued and outstanding
   -0- shares                                               --             --
  Common stock; $.01 par value; authorized
   50,000,000 shares; issued 21,777,271 shares               217            217
  Additional paid-in capital                              50,271         50,685
  Unrealized gain (loss) on securities available
   for sale, net of deferred taxes                          (791)           146
  Retained earnings                                      289,096        231,029
                                                     -----------    -----------
                                                         338,793        282,077
  Less:  882,811 and 1,163,573 common shares
   in treasury, at cost                                  (12,161)       (15,884)
                                                     -----------    -----------
                                                         326,632        266,193
                                                     -----------    -----------

                                                     $ 2,566,381    $ 2,012,715
                                                     ===========    ===========

    The accompanying Summary of Significant Accounting Policies and Notes to
            Consolidated Financial Statements are integral parts of
                           these financial statements.

                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)



                                                    YEAR ENDED
                                    --------------------------------------------
                                    SEPTEMBER 27,   SEPTEMBER 29,  SEPTEMBER 30,
                                        1996            1995           1994
                                    -------------   -------------  -------------

Revenues:
  Securities commissions               $422,487       $327,547       $303,193
  Investment banking                     72,596         43,004         60,219
  Investment advisory fees               50,715         42,922         51,153
  Interest                              126,453         97,211         58,542
  Correspondent clearing                  3,985          3,721          3,866
  Net trading profits                    12,243         12,637          6,843
  Financial service fees                 18,191         14,740         13,446
  Other                                  15,082         12,288          9,874
                                       --------       --------       --------

                                        721,752        554,070        507,136
                                       --------       --------       --------
Expenses:
  Employee compensation                 423,904        326,426        318,079
  Communications                         30,585         25,619         26,420
  Occupancy and equipment                23,927         21,653         15,758
  Clearance and floor brokerage          10,098          8,257          7,644
  Interest                               83,471         64,758         36,154
  Business development                   16,053         14,210         14,220
  Other                                  25,189         18,688         21,644
                                       --------       --------       --------

                                        613,227        479,611        439,919
                                       --------       --------       --------

Income before provision for
 income taxes                           108,525         74,459         67,217

Provision for income taxes               42,547         28,318         25,148
                                       --------       --------       --------

Net income                             $ 65,978       $ 46,141       $ 42,069
                                       ========       ========       ========

Net income per share                   $   3.14       $   2.23       $   1.97
                                       ========       ========       ========

Average common and common
 equivalent shares outstanding           21,025         20,705         21,359
                                       ========       ========       ========

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


                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (in thousands, except per share amounts)



                                                                                    UNREALIZED
                                                                                    GAIN (LOSS)     TREASURY STOCK
                           PREFERRED STOCK   COMMON STOCK    ADDITIONAL            ON SECURITIES   -----------------
                           ---------------  ---------------   PAID-IN    RETAINED    AVAILABLE     COMMON              SHAREHOLDERS'
                           SHARES   AMOUNT  SHARES   AMOUNT   CAPITAL    EARNINGS    FOR SALE      SHARES    AMOUNT       EQUITY
                           ------   ------  ------   ------  ----------  --------  -------------   ------   --------   -------------
Balances at September 24,
1993                          -       -     21,777    $217    $52,141    $156,949       -            (462)  $ (3,742)    $205,565

Net income                                                                 42,069                             42,069
Cash dividends - common
   stock ($.32 per share)                                                  (6,733)                                         (6,733)
Purchase of treasury
 shares                                                                                            (1,113)   (16,604)     (16,604)
Employee stock purchases                                          442                                 165      1,789        2,231
Exercise of stock
 options                                                         (632)                                127      1,137          505
Sale of put options                                               202                                                         202
Tax benefit related to
  Non-qualified option
   exercises                                                      222                                                         222
Cash Paid for fractional
 shares                                                                        (5)      -                                      (5)
Balances at
                           ------   ------  ------   ------  ----------  --------  -------------   ------   --------   -------------
 September 30, 1994           -        -    21,777     217     52,375     192,280       -          (1,283)   (17,420)     227,452
                           ------   ------  ------   ------  ----------  --------  -------------   ------   --------   -------------

Net income                                                                 46,141                             46,141
Cash dividends - common
 stock ($.36 per share)                                                    (7,392)                                         (7,392)
Purchase of treasury shares                                                                          (234)    (3,296)      (3,296)
Employee stock purchases                                          139                                 107      1,455        1,594
Exercise of stock options                                      (1,974)                                247      3,377        1,403
Tax benefit related to
  Non-qualified option
   exercises                                                      145                                                         145
Net unrealized gain on
  securities available
  for sale                                                                            $ 146                                   146
                           ------   ------  ------   ------  ----------  --------  -------------   ------   --------   -------------
Balances at
 September 29, 1995           -        -    21,777     217     50,685     231,029       146        (1,163)   (15,884)     266,193
                           ------   ------  ------   ------  ----------  --------  -------------   ------   --------   -------------

Net income                                                                 65,978                             65,978
Cash dividends - common
 stock ($.38 per share)                                                    (7,911)                            (7,911)
Purchase of treasury
 shares                                                                                               (18)      (367)        (367)
Employee stock purchases                                          585                                 106      1,455        2,040
Exercise of stock options                                      (1,250)                                192      2,635        1,385
Tax benefit related to
  Non-qualified option
   exercises                                                                                                                  251
Net unrealized (loss) on
  securities available
   for sale                                                                            (937)                                 (937)
                           ------   ------  ------   ------  ----------  --------  -------------   ------   --------   -------------
Balances at
 September 27, 1996           -        -    21,777    $217    $50,271    $289,096     $(791)         (883)  $(12,161)    $326,632
                           ------   ------  ------   ------  ----------  --------  -------------   ------   --------   -------------


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

                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                            (continued on next page)


                                                    YEAR ENDED
                                     -------------------------------------------
                                     SEPTEMBER 27,  SEPTEMBER 29,  SEPTEMBER 30,
                                          1996           1995           1994
                                     -------------  -------------  -------------
Cash flows from operating
 activities:
  Net income                             $ 65,978       $ 46,141       $ 42,069
                                         --------       --------       --------
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization          11,299          9,673          7,011
    Unrealized loss (gain) and
      premium amortization on
      securities                              152         (1,033)          (716)
    Gain on sale of securities               (199)          (489)             -
    Gain on sale of property and
     equipment                                155            117            128
    Provision for bad debts                    27            234            (25)
    Provision for other accruals           (1,690)         2,890          5,041
   Decrease (increase) in assets:
    Short-term investments                 34,017            500         20,490
    Securities and investments                           (12,963)       (13,905)
    Receivables:
      Customers                           (62,006)       (49,358)       (80,712)
      Stock borrowed                      (88,852)       (28,016)        16,106
      Brokers, dealers and clearing
       organizations                       24,829        (34,725)        17,588
      Other                                (4,094)       (10,243)        10,579
    Trading and investment account
      securities, net                     (18,992)        50,260        (64,202)
    Deferred income taxes                    (209)          (396)        (2,690)
    Prepaid expenses and other
      assets                              (11,664)        (2,689)         2,683
   Increase (decrease) in
     liabilities:
    Payables:
      Customers                           311,930        257,682        183,835
      Stock loaned                         62,811         14,118         20,226
      Brokers, dealers and clearing
       organizations                       39,386         (6,295)         7,870
      Trade and other                        (514)         6,510            359
    Accrued compensation                   27,933         13,853         (2,706)
    Income taxes payable                    4,234            258         (2,384)
                                         --------       --------       --------
      Total adjustments                   328,553        209,888        124,576
                                         --------       --------       --------

Net cash provided by operating
  activities                              394,531        256,029        166,645
                                         --------       --------       --------


    The accompanying Summary of Significant Accounting Policies and Notes to
             Consolidated Financial Statements are integral parts of
                           these financial statements.


                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                         (continued from preceding page)

                                                       YEAR ENDED
                                       -------------------------------------------
                                       SEPTEMBER 27,  SEPTEMBER 29,  SEPTEMBER 30,
                                          1996           1995           1994
                                       -------------  -------------  -------------
Cash flows from investing activities:
  Additions to property and equipment      (10,093)       (9,646)      (14,677)
  Sales of property and equipment             --             990           627
  Sales of securities                       51,050        28,805         5,076
  Purchases of securities                 (167,512)      (92,926)      (63,303)
  Purchases of held to maturity
   securities                                    0        (8,033)         --
  Security maturations and repayments       42,213        23,157          --
                                         ---------     ---------     ---------

Net cash used in investing activities      (84,342)      (57,653)      (72,277)
                                         ---------     ---------     ---------

Cash flows from financing activities:
  Repayments on mortgage note               (2,686)         (159)         (144)
  Borrowings from banks                     11,990         2,510
  Exercise of stock options and
   employee stock purchases                  3,676         3,142         2,958
  Purchase of treasury stock                  (367)       (3,296)      (16,604)
  Cash dividends on common stock            (7,911)       (7,392)       (6,733)
  Sale of stock options                       --            --             202
  Cash paid for fractional shares             --            --              (5)
                                         ---------     ---------     ---------

Net cash provided by (used in)
  financing activities                       4,702        (5,195)      (20,326)
                                         ---------     ---------     ---------

Net increase in cash and cash
  equivalents                              314,891       193,181        74,042
Cash and cash equivalents at
 beginning of year                         420,379       227,198       153,156
                                         ---------     ---------     ---------
Cash and cash equivalents at end of
 year                                    $ 735,270     $ 420,379     $ 227,198
                                         =========     =========     =========

Supplemental disclosures of cash
  flow information:
     Cash paid for interest              $  88,599     $  57,834     $  36,663
                                         =========     =========     =========

     Cash paid for taxes                 $  41,371     $  29,216     $  30,033
                                         =========     =========     =========


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

BASIS OF CONSOLIDATION

      The consolidated financial statements include the accounts of Raymond James Financial, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated subsidiaries at September 27, 1996 are as follows:

   Raymond James & Associates, Inc.       RJ Government Securities, Inc.
   Investment Management & Research, Inc. RJ Health Properties, Inc.
   Robert Thomas Securities, Inc.         RJ Leasing, Inc.
   Eagle Asset Management, Inc.           RJ Leasing - 2, Inc.
   Heritage Asset Management, Inc.        RJ Medical Investors, Inc.
   Raymond James Trust Company            RJ Mortgage Acceptance Corporation
   Raymond James Bank, FSB                RJ Partners, Inc.
   Sound Trust Company                    RJ Realty, Inc.
   Planning Corporation of America        RJ Specialist, Inc.
   RJ Properties, Inc.                    RJ Washington Square
   Gateway Assignor Corporation, Inc.     Raymond James Credit Corporation, Inc.
   Heritage International, Ltd.           Raymond James International
   Raymond James International, Ltd.       Holdings, Inc.
   PCAF, Inc.                             Raymond James Mortgage Capital,
   RJA Municipal ABS, Inc.                 Inc.
   RJ Communication, Inc.                 Raymond James Partners, Inc.
   RJ Credit Partners, Inc.               Raymond James Realty Advisors, Inc.
   RJ Equities, Inc.                      Value Partners, Inc.
   RJ Equities - 2, Inc.

      All consolidated subsidiaries are 100% owned by the Company except for RJ Properties, Inc., which is 85% owned.

REPORTING PERIOD

      The Company's fiscal year ends on the last Friday in September of each year.

RECOGNITION OF REVENUES

      Securities transactions and related commission revenues and expenses are recorded on a trade date basis for fiscal years 1996 and 1995 and on a settlement date basis for fiscal year 1994, which was not materially different from trade date.

      Revenues from limited partnerships and investment banking are recorded at the time the transaction is completed and the related income is reasonably determinable. Investment banking revenues include sales credits earned in connection with the distribution of the underwritten securities.

      The Company earns an advisory fee based on a client's portfolio value on portfolios managed by its investment advisory subsidiaries. These fees are recorded under the accrual method. In addition, on certain portfolios, the Company earns performance fees which are recorded when earned.

MANAGEMENT ESTIMATES AND ASSUMPTIONS

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents for purposes of the consolidated statement of cash flows. These consist primarily of U.S. Treasury securities and are stated at cost, which approximates market at fiscal yearend.

      It is the Company's policy to obtain possession and control of securities purchased under resale agreements. The net fair value of securities purchased under resale agreements approximates their carrying value, as such financial instruments are predominantly short-term in nature. The Company monitors the risk of loss by assessing the market value of the underlying securities as compared to the related receivable or payable, including accrued interest, and requests additional collateral where deemed appropriate. At September 27, 1996, there were no agreements with any individual counterparties where the risk of loss exceeded 10% of shareholders' equity.

SHORT-TERM INVESTMENTS

      Short-term investments segregated pursuant to Federal Regulations are stated at market.

SECURITIES OWNED

      The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), as of October 1, 1994. FAS 115 requires investments in debt and equity securities to be classified as either "held to maturity," "trading," or "available for sale." The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen. The trading and investment account securities held by the brokerage subsidiaries are classified as trading. Investment account securities not readily marketable are carried at estimated fair value as determined by management with unrealized gains and losses included in earnings. Trading securities are carried at market value with realized and unrealized gains and losses included in earnings. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred taxes, and realized gains and losses, determined on a specific identification basis, included in earnings.

      Securities classified as held to maturity are carried at amortized cost and adjusted for premium amortization or discount accretion with realized gains and losses included in earnings. At September 29, 1995, Raymond James Bank, FSB, held one FHLMC mortgage-backed security in its held to maturity portfolio with an amortized cost of $2,800,000 and an estimated market value of $2,865,000, and the parent company held U.S. Treasury Notes and municipal bonds with an amortized cost of $8,410,000 and an estimated market value of $8,475,000. U.S. Treasury Notes with an amortized cost of $3,003,000 matured within the year. In November, 1995 the Company took advantage of a one-time opportunity and reclassified all securities classified as held to maturity to available for sale. At September 27, 1996, the Company had no securities classified as held to maturity.

      For fiscal year 1994, trading and investment account securities are recorded at market value with unrealized appreciation or depreciation reflected in income currently. Other short-term investments are stated at amortized cost, which approximates market value at fiscal yearend.

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

GOODWILL

      Goodwill is stated at cost less accumulated amortization. Amortization of goodwill is provided using the straight-line method for financial reporting purposes over three to ten years. Goodwill is reflected in prepaid expenses and other assets.

CORRESPONDENT CLEARING

      Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. The Company records clearing charges net of commissions remitted. Total commissions generated by correspondents were $18,742,000, $16,155,000 and $17,232,000, and commissions remitted totaled $14,757,000, $12,434,000 and
$13,366,000 for the years ended September 27, 1996, September 29, 1995 and September 30, 1994, respectively.

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

                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - RECEIVABLES FROM AND PAYABLES TO CUSTOMERS:

      Receivables from and payables to customers include amounts arising from normal cash and margin transactions. Securities owned by brokerage customers are held as collateral for receivables. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from customers is shown net of an allowance for doubtful accounts of approximately $1,204,000 and $1,177,000 as of September 27, 1996 and September 29, 1995,
respectively. The Company pays interest at varying rates for qualifying customer funds on deposit awaiting reinvestment. Such funds on deposit totaled $755,281,000 and $571,628,000 at September 27, 1996 and September 29, 1995,
respectively. Other funds on deposit on which the Company does not pay interest totaled $130,547,000 and $101,160,000 at September 27, 1996 and September 29,
1995, respectively. Unsecured receivables, other than affiliated company amounts which are eliminated in consolidation, are not significant.


NOTE 2 - TRADING AND INVESTMENT ACCOUNT SECURITIES (IN THOUSANDS):

                           SEPTEMBER 27, 1996          SEPTEMBER 29, 1995
                        ------------------------    ------------------------
                                      SECURITIES                  SECURITIES
                                       SOLD BUT                    SOLD BUT
                         SECURITIES    NOT YET       SECURITIES    NOT YET
                           OWNED       PURCHASED       OWNED       PURCHASED
                         ----------   ----------    -----------   ----------
Marketable:
  Stocks and warrants      $ 12,341     $11,177       $ 14,348     $ 10,897
  Municipal obligations      72,881         454         20,366          979
  Corporate obligations       7,894       1,536         11,346          434
   Government obligations    26,086      44,031         15,611        5,067
  Other                       4,904          12         11,229            -
Non-marketable                  147           -          1,915            -
                            -------     -------       --------     --------

                           $124,253     $57,210       $ 74,815     $ 17,377
                           ========     =======       ========     ========


NOTE 3 - AVAILABLE FOR SALE SECURITIES (IN THOUSANDS):

      The amortized cost and estimated market values of securities available for sale at September 27, 1996 are as follows:
                                             GROSS      GROSS       ESTIMATED
                               AMORTIZED  UNREALIZED  UNREALIZED      MARKET
                                 COST        GAINS      LOSSES        VALUE
                               ---------  ----------  ----------  ------------
Mortgage-backed securities:
  FNMA                          $ 75,014    $    194     $ (433)      $ 74,775
  FHLMC                           95,076         206       (246)        95,036
  GNMA                            29,053           -       (949)        28,104
U.S. Treasury Securities          11,047          24        (98)        10,973
Stocks                                 5           4          -              9
                                --------    --------     ------       --------
                                $210,195    $    428    $(1,726)      $208,897
                                ========    ========    ========      ========

      The amortized cost and estimated market values of securities available for sale at September 29, 1995 are as follows:
                                             GROSS      GROSS        ESTIMATED
                               AMORTIZED   UNREALIZED  UNREALIZED      MARKET
                                 COST        GAINS      LOSSES         VALUE
                               ---------   ----------  ----------    ---------
Mortgage-backed securities:
  FNMA                          $ 38,912        $182      $ (10)      $ 39,084
  FHLMC                           44,837         157        (85)        44,909
  GNMA                            15,183          42        (31)        15,194
  CMO                                771           -         (2)           769
U.S. Treasury securities          10,013          57         (5)        10,065
U.S. government agency
  obligations                      4,988           -        (68)         4,920
                                --------        ----      -----       --------
                                $114,704        $438      $(201)      $114,941
                                ========        ====      =====       ========

      The U.S. Treasury securities and U.S. government agency obligations mature after one year and within 5 years.


NOTE 4 - LEVERAGED LEASES (IN THOUSANDS):

      On September 24, 1993, the Company became the lessor in their first leveraged commercial aircraft transaction with a major domestic airline. On June 27, 1996, the Company entered into their second such transaction. The Company's combined equity investments represented 21% of the aggregate purchase prices; the remaining 79% was funded by public debt issues in the form of equipment trust certificates. The residual values of the aircrafts at the end of an average lease term of 20 years is projected to be an average of 10% of the original cost.

                                             SEPTEMBER 27,  SEPTEMBER 29,
                                                1996           1995
                                             -------------  -------------

   Rents receivable (net of principal and
    interest on the non-recourse debt)          $ 21,056       $  9,793
   Unguaranteed residual values                   10,719          2,026
   Unearned income                               (11,457)        (1,238)
                                                --------       --------
   Investment in leveraged leases                 20,318         10,581
   Deferred taxes arising from leveraged
     leases                                      (13,414)        (8,617)
                                                --------       --------

   Net investment in leveraged leases           $  6,904       $  1,964
                                                ========       ========


NOTE 5 - PROPERTY AND EQUIPMENT (IN THOUSANDS):

                                              SEPTEMBER 27,  SEPTEMBER 29,
                                                  1996           1995
                                              -------------  -------------
Land                                             $ 6,287        $ 6,287
Buildings and improvements                        26,626         26,643
Furniture, fixtures, equipment
 and leasehold improvements                       63,280         53,946
                                                 -------        -------
                                                  96,193         86,876
Less:  accumulated depreciation
 and amortization                                (56,608)       (45,930)
                                                 -------        -------
                                                 $39,585        $40,946
                                                 =======        =======

NOTE 6 - BORROWINGS:

      The mortgage note payable requires monthly principal and interest payments of approximately $120,000 with a balloon payment due December 1, 1997. The mortgage bears interest at 9.75% and is secured by land, buildings and improvements with a net book value of $9,595,570 at September 27, 1996. Principal maturities under this mortgage note payable for the succeeding five fiscal years are as follows: 1997 - $193,000; 1998 - $12,716,000; 1999 and beyond - $0.

      The Company currently has two $50 million committed lines of credit with commercial banks. Borrowings under the lines of credit bear interest at various rates (Fed Funds plus 2%, the lesser of prime rate or Fed Funds plus 1/2%, or LIBOR plus 3/4%). One of these lines of credit requires that the Company maintain certain net worth levels, limit other leases and debt and requires the Company to follow certain other sound business practices. The Company paid $64,000 and $100,000 in loan commitment fees during fiscal years 1996 and 1995, respectively. There were borrowings of $11,989,000 at September 27, 1996 at 6.2% on one of the lines of credit. All borrowings on this line of credit were collateralized by customer securities with a maximum loan to value of fifty percent. The interest rate on these borrowings was the one-month LIBOR rate plus
 .75%, and ranged from 6.1% to 6.8% during 1996. At September 29, 1995, there were borrowings of $2,510,000 at 8.2%, collateralized by mortgage loans with a fair value of $7,376,000, outstanding on a separate $50 million line of credit for the mortgage companies which was terminated during fiscal 1996. During 1996, there were maximum borrowings of $2,510,000 on this line of credit, collateralized by mortgage loans. The interest rate on these borrowings was Fed Funds plus 2% and ranged 7.6% to 8.3% in 1996 and from 7.5% to 8.2% during 1995.

      The Company also maintains uncommitted lines of credit aggregating $255,000,000 with commercial banks ($200,000,000 secured and $55,000,000 unsecured). Borrowings under the lines of credit bear interest, at the Company's option, at the bank's prime rate, Fed Funds rate plus 1 1/4%, or LIBOR plus 3/4%. There were no short-term borrowings outstanding at September 27, 1996 or September 29, 1995. The interest rate on these borrowings ranged from 5.64% to 6.50% in 1996 and 5.08% to 7.00% in 1995. Loans on the secured, uncommitted lines of credit are collateralized by firm or customer margin securities.


NOTE 7 - BANK OPERATIONS AND DEPOSITS:

      On May 6, 1994, the Company chartered Raymond James Bank, FSB, ("RJ Bank") in conjunction with the purchase of the deposits of certain branches of a federal savings bank from the Resolution Trust Corporation ("RTC") for a nominal purchase price. The Company contributed $25 million in capital to fund the bank's start-up.

      A summary of customer deposit accounts (in thousands) and weighted average interest rates follows:

                                SEPTEMBER 27, 1996         SEPTEMBER 29, 1995
                             -----------------------    -----------------------
                                          WEIGHTED                   WEIGHTED
                              BALANCE   AVERAGE RATE     BALANCE   AVERAGE RATE
                             --------   ------------    --------   ------------
Demand deposits:
  Non-interest bearing       $    161         -         $     56         -
  Interest bearing              1,056      2.33%             525      2.95%
Money market accounts           1,256      3.58%             235      3.49%
Savings accounts              155,131      4.63%          89,998      4.95%
Certificates of deposit        42,892      5.43%          10,874      5.59%
                             --------                   --------
    (3.00% - 9.00%)
                             $200,496      4.78%        $101,688      5.00%
                             ========                   ========

      The certificates of deposit at September 27, 1996 mature as follows:
$32,370,000 in 1997, $5,885,000 in 1998, $2,034,000 in 1999, $1,071,000 in 2000
and $1,532,000 in 2001. Certificates of deposit and savings accounts in amounts of $100,000 or more at September 27, 1996 and September 29, 1995 were approximately $43,834,000 and $22,558,000, respectively.

      A summary of loan distribution (in thousands) is as follows:

                                       SEPTEMBER 27,    SEPTEMBER 29,
                                           1996             1995
                                       -------------    -------------
      Residential mortgage loans          $6,365              $10
      Consumer loans                          20               30
                                          ------              ---

                                           6,385               40

      Allowance for loan losses              (64)               -
      Purchase premium                        40                -
                                          ------              ---

                                          $6,361              $40
                                          ======              ===


      Activity in the allowance for loan losses for 1996 consists solely of the provision for loan losses. There were no loan losses in 1996 or 1995.

      Generally, mortgage loans are secured by either first or second mortgages on residential property, and consumer loans are secured by time deposit accounts. As of September 27, 1996 and September 29, 1995, all of RJ Bank's loan portfolio was secured.

      RJ Bank is subject to various regulatory and capital requirements and was in compliance with all requirements throughout the fiscal year.

      Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), RJ Bank is subject to rules limiting brokered deposits and related interest rates. Under these rules, banks that are deemed "well-capitalized" may accept brokered deposits without restriction, and banks deemed "adequately capitalized" may do so with a waiver from the FDIC. An "undercapitalized" bank is not eligible for a waiver and may not accept brokered deposits. At September 27, 1996, management believes RJ Bank met the definition of the well-capitalized category.

      At September 27, 1996, RJ Bank exceeded the tangible capital, core capital, core/leverage capital, tier 1/risk-based capital and total risk-based capital levels mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and FDICIA. As part of the purchase of deposits from the RTC, RJ Bank was required to maintain a tier 1 capital ratio of at least 10% for its first three years of operations. This requirement was subsequently reduced to 6%. At September 27, 1996, RJ Bank's tier 1 capital to average assets ratio was 13.8%.


NOTE 8 - FEDERAL AND STATE INCOME TAXES (IN THOUSANDS):

      The provision (benefit) for income taxes consists of:

                                                    YEAR ENDED
                                    -------------------------------------------
                                    SEPTEMBER 27,  SEPTEMBER 29,  SEPTEMBER 30,
                                        1996           1995           1994
                                    -------------  -------------  -------------
Current provision:
  Federal                              $35,473        $24,790        $23,975
  State                                  6,730          4,000          3,762
                                       -------        -------        -------
                                        42,203         28,790         27,737
                                       -------        -------        -------
Deferred provision (benefit):
  Federal                                  383           (425)        (2,277)
  State                                    (39)           (47)          (312)
                                       -------        -------        -------
                                           344           (472)        (2,589)
                                       -------        -------        -------

                                       $42,547        $28,318        $25,148
                                       =======        =======        =======

      The Company's effective tax rate on pre-tax income differs from the statutory federal income tax rate due to the following:

                                                    YEAR ENDED
                                    -------------------------------------------
                                    SEPTEMBER 27,  SEPTEMBER 29,  SEPTEMBER 30,
                                        1996           1995           1994
                                    -------------  -------------  -------------

Provision calculated at
 statutory rates                       $38,034        $26,061        $23,526
State income taxes, net
 of federal benefit                      4,349          2,570          2,243
Other                                      164           (313)          (621)
                                       -------        -------        -------

                                       $42,547        $28,318        $25,148
                                       =======        =======        =======

      The major deferred tax asset (liability) items, as computed under FAS 109, are as follows:

                                              SEPTEMBER 27,      SEPTEMBER 29,
                                                  1996               1995
                                              -------------      -------------
Deferred tax assets:
   Deferred compensation                         $18,658           $ 15,728
   Accrued expenses                               13,259             13,501
   Other                                           5,625              3,558
                                                --------           --------
Total deferred tax assets                         37,542             32,787
                                                --------           --------

Deferred tax liabilities:
   Aircraft leases                               (13,416)            (8,617)
   Other, net                                     (2,937)            (3,190)
                                                --------           --------
Total deferred tax liabilities                   (16,353)           (11,807)
                                                --------           --------

Net deferred tax assets                         $ 21,189           $ 20,980
                                                ========           ========


NOTE 9 - COMMITMENTS AND CONTINGENCIES:

      Long-term lease agreements expire at various times from 1997 through 2002. Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $6,064,000 in 1997, $4,581,000 in 1998, $3,405,000 in
1999, $3,112,000 in 2000, and $2,712,000 in 2001. Rental expense incurred under all leases, including equipment under short-term agreements, aggregated $7,589,000, $5,481,000, and $5,435,000 in 1996, 1995 and 1994, respectively.

      At September 27, 1996, the Company had committed to lend to, or guarantee other debt for, Gateway Tax Credit Funds ("Gateway") up to $6 million upon request. Subsequent to yearend, the amount was increased to $10 million. Any borrowings bear interest at broker call plus 1% per annum. Gateway is charged 1% for amounts guaranteed. The borrowings are secured by properties under development. At September 27, 1996, balances of $1,892,000 were guaranteed. The commitment expires in November 1997, at which time any outstanding balances would be due and payable.

      In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at September 27, 1996 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

      At September 27, 1996, the Company had a letter of credit outstanding of $100,000 and excess customer margin securities valued at $20,599,000 on deposit with a clearing organization, which are used to satisfy margin deposit requirements.

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


NOTE 10 - CAPITAL TRANSACTIONS:

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. On May 12, 1994, the Board of Directors authorized the repurchase of 1,000,000 shares of common stock, and on February 17, 1995, the Board of Directors authorized the purchase of an additional 386,000 shares of common stock, bringing the cummulative total authorized to 5,745,000. Of these, 4,764,000 shares have been purchased through September 27, 1996.



NOTE 11 - EMPLOYEE BENEFIT PLANS:

      The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements. Such benefits become fully vested after seven years of qualified service. The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code which, effective January 1, 1994, provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually. The Company's deferred management bonus plan is a non-qualified plan that provides retirement benefits for employees who meet certain length of service and compensation requirements. Contributions to these plans are made in amounts approved annually by the Board of Directors. Compensation expense includes aggregate contributions to these plans of $12,527,000, $8,530,000, and $7,257,000 for 1996, 1995 and 1994,
respectively. The employee stock purchase plan allows employees to purchase shares of the Company's common stock on four specified dates throughout the year at a 15% discount from market value, subject to certain limitations.

      On September 30, 1982, the Board of Directors of the Company adopted an Incentive Stock Option Plan ("1982 Plan"), which covered an aggregate of 1,900,125 shares of common stock. On August 20, 1992, the Board of Directors adopted the 1992 Incentive Stock Option Plan which covers an aggregate of 1,050,000 shares of common stock. The Plan was established to replace, on substantially the same terms and conditions, the 1982 Plan. Options are granted to registered representatives of Raymond James & Associates, Inc. who achieve certain gross commission levels and to key administrative employees of the Company. The options are granted at fair market value. No compensation expense was recognized with respect to these options. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time.

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

      The following table summarizes the option activity under these programs for the three years ended September 27, 1996:


                                       SHARES UNDER      OPTION PRICE
                                          OPTION             RANGE
                                       ------------      ------------

Outstanding at September 24, 1993       1,081,314      $ 2.74 to $18.75
Granted                                   208,999       16.36 to  16.63
Canceled                                  (31,787)       4.21 to  14.83
Exercised                                (127,475)       2.74 to   5.00
                                        ---------
Outstanding at September 30, 1994       1,131,051        3.00 to  16.63
Granted                                   109,625       13.75 to  21.75
Canceled                                  (66,771)       4.74 to  18.08
Exercised                                (247,064)       3.25 to  14.67
                                       ----------
Outstanding at September 29, 1995         926,841        3.00 to  21.75
Granted                                   340,700       19.38 to  23.13
Canceled                                  (23,428)       5.00 to  22.13
Exercised                                (192,516)       3.00 to  18.08
                                       ----------

Outstanding at September 27, 1996       1,051,597      $11.22 to $23.13


NOTE 12 - NET CAPITAL REQUIREMENTS:


      The broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 and the rules of the securities exchanges of which Raymond James & Associates, Inc. is a member, whose requirements are substantially the same. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements (see Note 13). The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. Net capital positions of the Company's broker-dealer subsidiaries were as follows:

                                             SEPTEMBER 27,  SEPTEMBER 29,
                                                 1996           1995
                                            --------------  -------------
RAYMOND JAMES & ASSOCIATES, INC.:           (dollar amounts in thousands)
   (alternative method elected)
  Net capital as a percent of
   aggregate debit items                         26.00%          23.00%
  Net capital                                 $127,302         $97,955
  Required net capital                           9,703           8,594
                                              --------         -------
  Excess net capital                          $117,599         $89,361
                                              ========         =======

INVESTMENT MANAGEMENT & RESEARCH, INC.:
  Ratio of aggregate indebtedness to
   net capital                                    1.28            2.14
  Net capital                                 $  5,261         $ 2,877
  Required net capital                             449             410
                                              --------         -------
  Excess net capital                          $  4,812         $ 2,467
                                              ========         =======

ROBERT THOMAS SECURITIES, INC.:
  Ratio of aggregate indebtedness to net
   capital                                        5.99            4.95
  Net capital                                 $  1,213         $ 1,217
  Required net capital                             484             402
                                              --------         -------
  Excess net capital                          $    729         $   815
                                              ========         =======


NOTE 13 - RESERVE REQUIREMENTS:

      Rule 15c3-3 of the Securities Exchange Act of 1934 specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the Rule. At September 27, 1996, Raymond James & Associates, Inc. had $477,064,000 in special reserve accounts which consisted of $476,945,000 of securities purchased under agreements to resell and $119,000 in cash as compared to a reserve requirement of $474,430,000 at that date. At September 29, 1995, this subsidiary had $367,979,000 in special reserve accounts which consisted of $330,804,000 of securities purchased under agreements to resell, $34,017,000 in U.S. Treasury Notes and $3,158,000 in cash as compared to a reserve requirement of $321,377,000 at that date. At September 27, 1996, and September 29, 1995, all such repurchase agreements were on an overnight basis with Cantor Fitzgerald Partners, Eastbridge Capital, Inc., BT Securities Corporation and First Union Capital Markets Corp. The Company monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate.

      Investment Management & Research, Inc. and Robert Thomas Securities, Inc. are exempt from the provisions of Rule 15c3-3, since they clear all transactions with and for customers on a fully disclosed basis with Raymond James & Associates, Inc.

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

      The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another. Securities borrowed and securities loaned are carried at the amount of cash collateral advanced and received in connection with the transactions. The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed and securities loaned was $816,362,000 and $798,968,000, respectively, at September 27, 1996 and $772,101,000 and
$784,767,000, respectively, at September 29, 1995. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (such as failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

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

      The Company has sold securities that it does not currently own and will, therefore, be obligated to purchase such securities at a future date. The Company has recorded $57,210,000 and $17,377,000 at September 27, 1996 and September 29, 1995, respectively, which represents the market value of the related securities at such dates. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to September 27, 1996. The Company utilizes short government obligations and equity securities to hedge long proprietary inventory positions. At September 27, 1996, the Company had $31,203,000 in short government obligations and $512,000 in short equity securities which represented hedge positions. At September 29, 1995, the Company had $7,712,000 in short government obligations and $3,844,000 in short equity securities which represented hedge positions.

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


NOTE 15 - RELATED PARTIES:

      On October 27, 1994, the Company and the then President and Chief Investment Officer of its Eagle Asset Management, Inc. ("Eagle") subsidiary, Herbert E. Ehlers ("Ehlers"), entered into a Separation Agreement by which Ehlers (a director of the Company) and certain other Eagle personnel became employees of a new firm, Liberty Investment Management, Inc. ("Liberty"), effective December 31, 1994. Ehlers began operating Liberty as of January 1, 1995, and he remained a dual employee of Eagle and Liberty through June 1995, continuing as investment manager on certain retail accounts until they were assigned to other portfolio managers. As of January 1, 1995, Liberty assumed the responsibility for providing investment management services to institutional growth equity accounts totaling $4.3 billion formerly managed by Eagle.

      In accordance with Ehlers' employment agreement, Eagle received 50% of the revenues from these accounts, while bearing none of the expenses. In addition, the Company was granted an option to purchase 20% of Liberty in the year 2000 at a predetermined price. For the years ended September 27, 1996 and September 29, 1995, Eagle recognized $9,813,000 and $7,233,000, respectively, in fees from Liberty, which are included in investment advisory fees in the consolidated statement of income. At September 29, 1996 and September 29, 1995, $5,004,000 and $4,921,000 due from Liberty is included in other receivables on the consolidated statement of financial condition.

      Subsequent to year end, Liberty entered into an agreement to sell substantially all of its assets to Goldman Sachs Asset Management. Accordingly, the Company, Eagle, Ehlers and Liberty reached an agreement in principle whereby the Company will receive a lump sum settlement for its remaining three years' interest in Liberty's revenue stream and the Company's option to purchase 20% of Liberty at a future date. Upon closing, the Company will receive up to $30 million pretax income as its settlement amount.

      The amount and timing of the payments to the Company from Liberty are contingent upon the occurrence of several events prior to or shortly after the scheduled closing date of January, 1997. Eagle will continue to receive 50% of fee revenues until the closing.