Form 10-Q
period 1996-12-27
RAYMOND JAMES FINANCIAL INC
filed 1997-02-10
CIK 720005

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended December 27, 1996

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

       21,043,332 shares of Common Stock as of February 5, 1997



             RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

           Form 10-Q for the Quarter Ended December 27, 1996

                                 INDEX
                                 -----


PART I.  FINANCIAL INFORMATION                                        PAGE
         ---------------------
  Item 1. Financial Statements

          Consolidated Statement of Financial Condition as of
            December 27, 1996 (unaudited) and September 27, 1996      2

          Consolidated Statement of Operations (unaudited) for the
            three month period ended December 27, 1996 and
            December 29, 1995                                         3

          Consolidated Statement of Cash Flows (unaudited) for the
            three months ended December 27, 1996 and
            December 29, 1995                                         4

          Notes to Consolidated Financial Statements (unaudited)      5


  Item 2. Management's Financial Discussion and Analysis              7



PART II. OTHER INFORMATION
         -----------------
  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 11:  Computation of Earnings Per Share             10

     (b)  Exhibit 21:  List of Subsidiaries                          11

     (c)  Reports on Form 8-K:  None


         All other items required in Part II have been previously filed or are not applicable for the quarter ended December 27, 1996.



               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (in thousands, except share amounts)

                                                   December 27,  September 27,
                                                       1996           1996
                                                   (Unaudited)
                                                  --------------------------

ASSETS
Cash and cash equivalents                         $  190,815     $  258,206
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                               10            119
  Securities purchased under agreements to resell    578,233        476,945
Securities owned:
  Trading and investment account securities          105,500        124,253
  Available for sale securities                      228,223        208,897
Receivables:
  Customers                                          480,226        459,180
  Stock borrowed                                   1,073,489        864,140
  Brokers, dealers and clearing organizations         44,842         24,306
  Other                                               26,196         28,980
Investment in leveraged leases                        20,848         20,318
Property and equipment, net                           43,576         39,585
Deferred income taxes                                 20,094         21,189
Deposits with clearing organizations                  22,060         22,044
Prepaid expenses and other assets                     20,170         18,219
                                                  -------------------------
                                                  $2,854,282     $2,566,381
                                                  =========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                     $   22,405     $   24,898
Payables:
  Customers                                        1,217,294      1,086,406
  Stock loaned                                     1,045,431        848,595
  Brokers, dealers and clearing organizations         29,340         56,928
  Trade and other                                     58,661         54,007
Trading account securities sold but not yet purchased 41,301         57,210
Accrued compensation                                  82,569        101,300
Income taxes payable                                  13,750         10,405
                                                  -------------------------
                                                   2,510,751      2,239,749
                                                  -------------------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock; $.10 par value; authorized 10,000,000
   shares; issued and outstanding -0- shares               -              -
  Common stock; $.01 par value; authorized 50,000,000
   shares; issued 21,777,271 shares                      217            217
  Additional paid-in capital                          50,514         50,271
  Unrealized gain (loss) on securities available for sale,
   net of deferred taxes                               (309)          (791)
  Retained earnings                                  303,959        289,096
                                                  -------------------------
                                                     354,381        338,793
  Less: 787,705 and 882,811 common shares in treasury,
   at cost                                          (10,850)       (12,161)
                                                  -------------------------
                                                     343,531        326,632
                                                  -------------------------
                                                  $2,854,282     $2,566,381
                                                  =========================




              See Notes to Consolidated Financial Statements.



               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                  (in thousands, except per share amounts)

                                                      Three Months Ended
                                                  December 27,   December 29,
                                                      1996           1995
                                                  ---------------------------

Revenues:
  Securities commissions                             $111,495       $ 91,769
  Investment banking                                   17,910         11,085
  Investment advisory fees                             14,224         11,572
  Interest                                             35,878         26,565
  Correspondent clearing                                1,034            876
  Net trading profits                                   4,689          2,779
  Financial service fees                                5,334          3,779
  Other                                                 4,255          3,601
                                                   --------------------------
                                                      194,819        152,026
                                                   ==========================
Expenses:
  Employee compensation                               115,316         89,413
  Data processing and communications                    7,861          6,798
  Occupancy and equipment                               6,184          6,072
  Clearing and floor brokerage                          2,403          2,380
  Interest                                             23,479         16,635
  Business development                                  4,715          4,005
  Other                                                 6,863          6,435
                                                    -------------------------
                                                      166,821        131,738
                                                    -------------------------
Income before provision for
 income taxes                                          27,998         20,288

Provision for income taxes                             10,830          7,747
                                                    -------------------------
Net income                                           $ 17,168       $ 12,541
                                                    =========================
Net income per share                                 $    .81       $    .60
                                                    =========================
Cash dividends declared per
 share                                               $   0.11       $  0.095
                                                    =========================
Average common equivalent
 shares outstanding                                    21,265         20,979
                                                    =========================



                See Notes to Consolidated Financial Statements.


                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                      Three Months Ended
                                                    December 27,  December 29,
                                                        1996         1995
                                                   --------------------------
Cash flows from operating activities:
  Net income                                       $  17,168      $  12,541
  Adjustments to reconcile net income to net cash  --------------------------
   provided by operating activities:
    Depreciation and amortization                      2,903          2,864
  (Increase) decrease in assets:
    Investments                                     (19,326)        (9,575)
    Receivables:
      Customers                                     (21,046)       (24,177)
      Stock borrowed                               (209,349)      (371,961)
      Brokers, dealers and clearing organizations   (20,536)       (20,895)
      Other                                            2,784          1,096
    Trading and investment account securities          2,844         45,630
    Deferred income taxes                              1,095            761
    Prepaid expenses and other assets                (2,497)        (1,666)
  Increase (decrease) in liabilities:
    Payables:
      Customers                                      130,888        259,815
      Stock loaned                                   196,836        359,407
      Brokers, dealers and clearing organizations   (27,588)            994
      Trade and other                                  4,654         10,671
    Accrued compensation                            (18,731)       (16,055)
    Income taxes payable                               3,345          4,708
                                                   --------------------------
      Total adjustments                               26,276        241,617
                                                   --------------------------
Net cash provided by operating activities             43,444        254,158
                                                   --------------------------
Cash flows from investing activities:
  Additions to property and equipment, net           (6,894)        (1,374)

Cash flows from financing activities:
  Repayments on bank notes                           (2,493)           (42)
  Exercise of stock options & employee stock purchases1,554            876
  Cash dividends on common stock                     (2,305)        (1,960)
  Unrealized  gain (loss) on securities
     available for sale,  net                           482            494
                                                    -------------------------
Net cash provided by (used in) financing activities  (2,762)          (632)
                                                    -------------------------
Net increase in cash and cash equivalents             33,788        252,152

Cash and cash equivalents at beginning of period     735,270        420,379
                                                    -------------------------
Cash and cash equivalents at end of period          $769,058       $672,531
                                                    =========================
Supplemental disclosures of cash flow information:
  Cash paid for interest                            $ 19,592       $ 19,699
                                                    =========================
  Cash paid for taxes                               $  6,390       $  2,279
                                                    =========================






              See Notes to Consolidated Financial Statements.


            RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             DECEMBER 27, 1996


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

Commitments and Contingencies

      The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $10 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The
borrowings   would   be   secured  by  properties   under   development.    The
commitment expires on November 30, 1997, at which time any outstanding balances would be due and payable. There were no amounts outstanding or guaranteed at December 27, 1996.

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

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of December 27, 1996, management has Board authorization to purchase up to 981,000 shares at its discretion.

      At their meeting on November 21, 1996, the Board of Directors of the Company increased the quarterly cash dividend from $.095 to $.11 per share for fiscal 1997.


Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at December 27, 1996 were as follows (dollar amounts in thousands):

     Raymond James & Associates, Inc.:
        (alternative method elected)
        Net capital as a percent of aggregate debit items          23%
        Net capital                                           $123,867
        Required net capital                                   $10,550

     Investment Management & Research, Inc.:
        Ratio of aggregate indebtedness to net capital            1.22
        Net capital                                             $5,732
        Required net capital                                      $467

     Robert Thomas Securities, Inc.:
        Ratio of aggregate indebtedness to net capital            3.78
        Net capital                                             $1,600
        Required net capital                                      $403


               MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any  statements  containing  forward looking information  should  be  read  in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's 10-K for the year ended September 27, 1996.)


General

       Overall market activity remained robust during the most recent quarter, as a favorable balance in economic conditions led to continuing favorable investor sentiment. As in the previous several quarters, virtually all of the Company's business lines turned in strong results for the quarter.


Results of Operations -  Three  months  ended December 27, 1996  compared  with three months ended December 29, 1995.

      Quarterly revenues of $194,819,000 were the Company's second highest ever, representing a 28% increase over last year's $152,026,000. Reflecting a healthy after-tax margin of just under 9%, net income increased 37% to $17,168,000 from $12,541,000 in the prior year period.

       Securities commission revenues increased 21% as the Company's transaction volume narrowly missed setting a quarterly record. Consistent with the past several quarters, equities and equity-based products (mutual funds and variable annuities) accounted for most of the increase. Augmenting an increase in Account Executive productivity, the Company's sales force grew by approximately 11% during the year.

      Investment banking revenues increased 62% as the Company managed or co-managed more (21 versus 11) and larger ($124 million average versus $58 million average) public offerings than in the prior year.

      Investment advisory fees continued their steady growth as assets under management continued to increase across the board, as shown below:

                                 December 27,   December 29,  % Increase
                                    1996           1995        (Decrease)
                                ------------------------------------------
Assets Under Management (000's):

  Eagle Asset Management, Inc.   $2,547,000    $1,973,000        29%
  Heritage Family of Mutual Funds 2,554,000     1,932,000        32%
  Investment Advisory Services    1,058,000       869,000        22%
  Awad & Associates Asset Mgmt.     514,000       358,000        44%
  Carillon Asset Management          45,000        64,000       (30%)
Total Financial Assets           -----------------------------------------
     Under Management            $6,718,000    $5,196,000        29%
                                 =========================================
Tangible Assets Under Management $1,818,000    $1,523,000        19%
                                 =========================================

      For calendar 1995 and 1996, investment advisory fees have included approximately $2.4 million per quarter from the Company's interest in the revenues of Liberty Investment Management, Inc. ("Liberty"). As previously announced, the sale of Liberty to Goldman Sachs closed in early January
1997. The Company's remaining interest in Liberty's future revenues, as well as its option to acquire 20% of Liberty at a future date, was settled for approximately $30.6 million. These proceeds have been received by the Company and will be reflected as a non-recurring gain in its results of operations for the quarter ending March 1997.

       Net trading profits rose significantly due primarily to improved results in over-the-counter equity market-making.

      Net interest income of $12,399,000 established a tenth consecutive quarterly record. Growth of Credit Interest Program deposit balances in brokerage accounts and increased stock loan matched-book positions were primarily responsible for this increase.

      The largest portion of the increase in employee compensation was the increase in registered representative compensation, a direct result of increased securities commissions and investment banking revenues. In addition, departmental and Company-wide profit-based incentive compensation
accruals    increased,   while   administrative   and   clerical   compensation
continued to rise as additional staff were hired in order to support the Company's growth.

        Comparative   data   processing   and   communications   and   business
development costs reflect overall business growth.


Financial Condition

      The Company's statement of financial condition has increased since fiscal year end, the combined result of increased matched-book stock loan program balances and increased customer cash balances, particularly in the Credit Interest Program and bank deposits. The increase in customer cash balances is reflected as an increased customer payable and results in a corresponding increase in assets segregated pursuant to Federal Regulations and available for sale securities.


Liquidity and Capital Resources

       Net   cash  provided  by  operating  activities  for  the  quarter   was
$43,444,000.   The  primary  source  of this increase  was  the  aforementioned increased customer cash balances.

      Investing and financing activities used $9,656,000 during the quarter, the primary uses being purchases of property and equipment, the payment of cash dividends and repayment on bank notes.

      The Company has debt in the amount of $12,861,000 in the form of a mortgage on the first of its two current headquarters buildings. This note matures on December 1, 1997. The second building was constructed using internally generated funds. The Company has commenced the development and construction of the third tower in its headquarters complex. It is projected that approximately $27 million will be required and completion is scheduled for early calendar 1998. At this time, the Company has no external financing plans for this building. Upon completion, the Company will realize a significant increase in occupancy expense.

      The Company has two committed lines of credit. During 1995, the parent company obtained an unsecured $50 million line for general corporate purposes. In addition, a $50 million line was established to finance Raymond James Credit Corporation, a Regulation G subsidiary organized to provide loans collateralized by restricted or control shares of public companies. The balance of $9,544,000 outstanding on this line is included in bank notes payable. In addition, Raymond James & Associates, Inc. has uncommitted lines of credit aggregating $255 million.

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

                                                                  EXHIBIT 11


                        RAYMOND JAMES FINANCIAL, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)

                                                       Three Months Ended
                                                  December 27,   December 29,
                                                      1995           1996
                                                   --------------------------

Net income                                          $ 17,168       $ 12,541
                                                   ==========================
Average number of common shares and equivalents
  outstanding during the period                       20,931         20,639

Additional shares assuming
  exercise of stock options (1)                          334            340
                                                   --------------------------
    Average number of common shares used
      to calculate earnings per share                 21,265         20,979
                                                   ==========================
    Net income per share                            $    .81      $    .60
                                                   ==========================




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

                                                                 EXHIBIT 21

                         RAYMOND JAMES FINANCIAL, INC.
                             LIST OF SUBSIDIARIES


  The following listing includes the registrant's subsidiaries all of which are included in the consolidated financial statements as of December 27, 1996:

                                               State of
Name of Company                              Incorporation  Subsidiary of
---------------------------------------------------------------------------
Raymond James &
  Associates, Inc.("RJA")                    Florida        Raymond James
                                                             Financial,
                                                             Inc. ("RJF")
Eagle Asset Management, Inc.                 Florida        RJF
Heritage Asset Management, Inc.              Florida        RJF
Investment Management & Research, Inc.       Florida        RJF
Planning Corporation of America ("PCA")      Florida        RJA
PCAF, Inc.                                   Florida        PCA
Raymond James Bank, FSB                      Florida        RJF
Raymond James Credit Corporation, Inc.       Delaware       RJF
Raymond James Int'l Holdings, Inc. ("RJIH")  Delaware       RJF
Raymond James Mortgage Capital, Inc.         Delaware       RJF
Raymond James Partners, Inc.                 Florida        RJF
Raymond James Realty Advisors, Inc.          Florida        RJP
Raymond James Trust Company                  Florida        RJF
RJ Communication, Inc.                       Florida        RJF
Raymond James Tax Credit Funds, Inc.         Florida        RJF
RJ Equities, Inc.                            Florida        RJF
RJ Equities-2, Inc.                          Florida        RJF
RJ Government Securities, Inc.               Florida        RJF
RJ Health Properties, Inc.                   Florida        RJF
RJ Leasing, Inc.                             Florida        RJF
RJ Leasing-2, Inc.                           Florida        RJF
RJ Medical Investors, Inc.                   Florida        RJF
RJ Mortgage Acceptance Corporation           Delaware       RJF
RJ Partners, Inc.                            Florida        RJF
RJ Properties, Inc. ("RJP")                  Florida        RJF
RJ Realty, Inc.                              Florida        RJF
RJ Specialist, Inc.                          Florida        RJF
RJ Washington Square                         Georgia        RJF
RJA Municipal ABS, Inc.                      Delaware       RJF
Robert Thomas Securities, Inc.               Florida        RJF
Sound Trust Company                          Washington     RJF
Value Partners, Inc.                         Florida        RJF
Heritage International, Ltd.                 Mauritius      RJIH
Raymond James & Associates, Ltd.             Bermuda        RJIH
Raymond James Financial International, Ltd.  United Kingdom RJIH

                                  SIGNATURES








      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   RAYMOND JAMES FINANCIAL, INC.
                                           (Registrant)




Date:    February 10, 1997
                                          Thomas A. James
                                        Chairman and Chief
                                         Executive Officer





                                         Jeffrey P. Julien
                                     Vice President - Finance
                                        and Chief Financial
                                              Officer