Form 10-Q
period 1997-03-27
RAYMOND JAMES FINANCIAL INC
filed 1997-05-09
CIK 720005

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 27, 1997

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

        31,650,874 shares of Common Stock as of_May 6, 1997


             RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

             Form 10-Q for the Quarter Ended March 27, 1997

                                 INDEX
                                 -----


PART I.  FINANCIAL INFORMATION                                        PAGE

  Item 1. Financial Statements

          Consolidated Statement of Financial Condition as of
            March 27, 1997 (unaudited) and September 27, 1996         2

          Consolidated Statement of Operations (unaudited) for the
            three and six month periods ended March 27, 1997 and
            March 29, 1996                                            3

          Consolidated Statement of Cash Flows (unaudited) for the
            six months ended March 27, 1997 and March 29, 1996        4

          Notes to Consolidated Financial Statements (unaudited)      5


  Item 2. Management's Financial Discussion and Analysis              7



PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders        10

  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 3:  Amended and Restated Articles of Incorporation
                      as filed on March 3, 1997
                      (filed electronically)
          Exhibit 11:  Computation of Earnings Per Share             11
          Exhibit 27:  Financial Data Schedule - EDGAR version only
                      (filed electronically)

     (b)  Reports on Form 8-K:  None


         All other items required in Part II have been previously filed or are not applicable for the quarter ended March 27, 1997.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (in thousands, except share amounts)

                                                     March 27,  September 27,
                                                       1996          1997
                                                    (Unaudited)
                                                 ----------------------------
ASSETS
Cash and cash equivalents                         $  297,719     $  258,206
Assets segregated pursuant to Federal Regulations:
 Cash and cash equivalents                             6,332            119
 Securities purchased under agreements to resell     619,611        476,945
Securities owned:
 Trading and investment account securities           122,836        124,253
 Available for sale securities                       237,589        208,897
Receivables:
 Customers                                           545,182        459,180
 Stock borrowed                                    1,012,445        864,140
 Brokers, dealers and clearing organizations          29,137         24,306
 Other                                                21,185         28,980
Investment in leveraged lease                         21,347         20,318
Property and equipment, net                           45,727         39,585
Deferred income taxes                                 21,595         21,189
Deposits with clearing organizations                  20,873         22,044
Prepaid expenses and other assets                     19,481         18,219
                                                  --------------------------
                                                  $3,021,059     $2,566,381
                                                  ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                     $   20,096     $   24,898
Payables:
 Customers                                         1,328,503      1,086,406
 Stock loaned                                        995,106        848,595
 Brokers, dealers and clearing organizations          65,852         56,928
 Trade and other                                      61,001         54,007
Trading account securities sold but not yet purchased 64,544         57,210
Accrued compensation                                  86,661        101,300
Income taxes payable                                  18,675         10,405
                                                  --------------------------
                                                   2,640,438      2,239,749

Commitments and contingencies

Shareholders' equity:
  Preferred stock; $.10 par value; authorized 10,000,000
   shares; issued and outstanding -0- shares               -              -
  Common stock; $.01 par value; authorized 50,000,000
   shares; issued 32,665,720 shares                      326            217
  Additional paid-in capital                          51,145         50,271
  Unrealized gain (loss) on securities available for sale,
   net of deferred taxes                               (901)          (791)
  Retained earnings                                  339,443        289,096
                                                  --------------------------
                                                     390,013        338,793
  Less:  1,023,124 and 1,324,165 common
    shares in treasury,at cost                        (9,392)       (12,161)
                                                  --------------------------
                                                     380,621        326,632
                                                  --------------------------
                                                  $3,021,059     $2,566,381
                                                  ==========================


              See Notes to Consolidated Financial Statements.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                  (in thousands, except per share amounts)

                                  Three Months Ended      Six Months Ended
                                 March 27,  March 29,   March 27,  March 29,
                                   1997       1996        1997       1996
                                 -------------------------------------------
Revenues:
  Securities commissions          $130,341  $110,572     $241,836  $202,342
  Investment banking                24,119    10,593       42,029    21,678
  Investment advisory fees          12,139    11,458       26,363    23,030
  Interest                          37,686    33,183       73,564    59,747
  Correspondent clearing             1,202       971        2,236     1,847
  Net trading and investment profits 4,022     3,430        8,711     6,209
  Financial service fees             5,685     4,500       11,019     8,279
  Gain on sale of interest in Liberty
   Investment Management, Inc.      30,646         -       30,646         -
  Other                              4,155     4,012        8,410     7,613
                                 --------------------------------------------
Total revenues                     249,995   178,719      444,814   330,745
                                 --------------------------------------------
Expenses:
  Employee compensation            132,465   106,060      247,781   195,473
  Communications                     9,207     7,990       17,068    14,789
  Occupancy and equipment            6,633     6,128       12,817    12,199
  Clearing and floor brokerage       3,102     2,927        5,505     5,306
  Interest                          25,068    22,277       48,547    38,913
  Business development               4,712     3,859        9,427     7,864
  Other                              6,680     4,813       13,543    11,247
                                  -------------------------------------------
Total expenses                     187,867   154,054      354,688   285,791
                                  -------------------------------------------
Income before provision for
 income taxes                       62,128    24,665       90,126    44,954

Provision for income taxes          23,998     9,352       34,828    17,100
                                 -------------------------------------------
Net income                        $ 38,130  $ 15,313     $ 55,298  $ 27,854
                                 ===========================================
Net income per share              $   1.18  $    .49     $   1.72  $    .89
                                 ===========================================
Cash dividends declared per
 share                            $    .08  $_  .063     $   .153  $   .126
                                 ===========================================
Average common equivalent
 shares outstanding                 32,273    31,546       32,065    31,442
                                 ===========================================



                See Notes to Consolidated Financial Statements.


                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                         Six Months Ended
                                                      March 27,     March 29,
                                                        1997          1996
                                                   --------------------------
Cash flows from operating activities:
  Net income                                        $ 55,298       $ 27,854
                                                   --------------------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                       6,224          5,581
  (Increase) decrease in assets:
   Securities available for sale                    (28,692)       (66,006)
   Short-term investments                                  -         24,001
   Receivables:
     Customers                                      (86,002)       (12,559)
     Stock borrowed                                (148,305)      (426,746)
     Brokers, dealers and clearing organizations     (4,831)        (9,122)
     Other                                             7,795          3,325
   Trading and investment account securities, net      8,751         14,053
   Deferred income taxes                               (406)            449
   Prepaid expenses and other assets                 (1,120)        (3,705)
  Increase (decrease) in liabilities:
   Payables:
     Customers                                       242,097        193,522
     Stock loaned                                    146,511        416,488
     Brokers, dealers and clearing organizations       8,924          7,953
     Trade and other                                   6,994         18,681
   Accrued compensation                             (14,639)        (9,496)
   Income taxes payable                                8,270        (3,318)
                                                  --------------------------
     Total adjustments                               151,571        153,101
                                                  --------------------------
Net cash provided by operating activities            206,869        180,955
                                                  --------------------------
Cash flows from investing activities:
  Additions to property and equipment, net          (12,366)        (2,747)
                                                  --------------------------
Cash flows from financing activities:
  Repayments on notes                                (4,802)           (86)
  Issuance of common stock                             3,644          2,427
  Cash dividends on common stock                     (4,838)        (3,943)
  Cash paid for fractional shares                        (5)             -
  Unrealized  gain (loss) on
   securities available for sale, net                  (110)          (736)
                                                  --------------------------
Net cash used in financing activities                (6,111)        (2,338)
                                                  --------------------------
Net increase in cash and cash equivalents            188,392        175,870
Cash and cash equivalents at beginning of period     735,270        420,379
                                                  ---------------------------
Cash and cash equivalents at end of period          $923,662       $596,249
                                                  ===========================
Supplemental disclosures of cash flow information:
  Cash paid for interest                            $ 47,129       $ 36,188
                                                  ===========================
  Cash paid for taxes                               $ 26,964       $ 19,969
                                                  ===========================





              See Notes to Consolidated Financial Statements.


            RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 27, 1997


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

Commitments and Contingencies

      The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $10 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires on November 30, 1997, at which time any outstanding balances will be due and payable. At March 27, 1997, there were loans of $700,000 outstanding.

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

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of March 27, 1997, management has Board authorization to purchase up to 1,500,000 shares.

       At their meeting on February 14, 1997, the Company's Board of Directors declared a 3-for-2 stock split. The additional shares were distributed on April 3, 1997, to shareholders of record on March 7, 1997.
All references in the consolidated financial statements to amounts per share and to the average number of shares outstanding have been restated to give retroactive effect to the stock split. Also at their meeting on
February 14, 1997, the Board of Directors of the Company increased the quarterly cash dividend to $.08 per post-split share.

Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at March 27, 1997 were as follows (dollar amounts in thousands):

     Raymond James & Associates, Inc.:
        (alternative method elected)
        Net capital as a percent of aggregate debit items       21.00%
        Net capital                                           $121,739
        Required net capital                                   $11,453

     Investment Management & Research, Inc.:
        Ratio of aggregate indebtedness to net capital            1.40
        Net capital                                             $6,540
        Required net capital                                      $610

     Robert Thomas Securities, Inc.:
        Ratio of aggregate indebtedness to net capital            3.12
        Net capital                                             $2,490
        Required net capital                                      $518


               MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any  statements  containing  forward looking information  should  be  read  in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 27, 1996.)


Results of Operations -  Three  months  ended  March  27,  1997  compared  with three months ended March 29, 1996.

       As previously announced, the Company completed the sale of its interest in Liberty Investment Management, Inc. ("Liberty") during the current quarter. Pursuant to an agreement executed in 1994, the Company was to receive, for the five years ending December 31, 1999, 50% of the revenues derived from institutional growth equity accounts previously managed by its Eagle Asset Management subsidiary. Liberty assumed management of approximately $4.3 billion of such accounts effective January 1, 1995, and this arrangement generated an average of approximately $2.4 million per quarter for the Company during calendar years 1995 and 1996.
Liberty was sold to Goldman Sachs Asset Management in early January 1997, and the Company received $30.6 million, shown as a separate line item on the statement of operations, for its remaining three years' interest in account revenues and its option to purchase a 20% interest in Liberty at a future date. This transaction generated net income of $18.8 million, or $.58 per share. Excluding the one-time effect of the Liberty sale, revenues were $219,349,000, representing a 23% increase over last year's $178,719,000. Net income, also excluding the one-time gain on the sale of Liberty, was $19,341,000, the Company's second highest ever and a 26% increase over the $15,313,000 in the prior year.

       The Company's transaction volume set a record for the quarter; accordingly, securities commission revenues increased 18% over the same quarter of the prior year. Sales of equities and annuities were exceptionally strong. The 11% increase in number of account executives was complemented by increased productivity to attain the overall increase.

       Investment banking revenues increased as the number of offerings managed or co-managed doubled from 6 in the quarter ended March 1996 to 12 in the current quarter, with the dollar volume underwritten rising from $473 million to $733 million, a 55% increase. This quarter's investment banking revenues were further augmented by the recognition of revenues from the final settlements on some of the deals completed in the first quarter of this fiscal year.

      Beginning in the quarter ended March 1997, investment advisory fees no longer include the aforementioned fees received from Liberty. Excluding the fees recorded from Liberty in the prior year's quarter, investment advisory fees have increased approximately 28% due to increased assets under management as shown below. Both asset appreciation and record retail sales volumes have contributed to the increases.



                                  March 27,      March 29,   % Increase
                                    1997          1996        (Decrease)
                                 ------------------------------------------
Assets Under Management (000's):

  Eagle Asset Management, Inc.   $2,705,000    $2,104,000        29%
  Heritage Family of Mutual Funds 2,816,000     2,256,000        25%
  Investment Advisory Services    1,169,000       914,000        28%
  Awad and Associates Asset Mgnt.   545,000       432,000        26%
  Carillon Asset Management          43,000        60,000       (28)%
                                 ------------------------------------------
  Total Financial Assets Under
   Management                    $7,279,000    $5,766,000        26%
                                 ==========================================
  Tangible Assets Under Mgnt.    $1,843,909    $1,529,000        21%
                                 ==========================================

      Net  interest  income  of $12.6 million was 16%  higher  than  the  prior year and established an eleventh consecutive quarterly record. Growth in customer deposit balances, in both the brokerage and banking subsidiaries, has continued at a rapid pace.

      Financial service fees continue to increase with the growth in the number of accounts which generate administrative fees for the Company such as IRA accounts, trust accounts and Passport (wrap fee) accounts.

      The largest portion of the increase in employee compensation continues to be in registered representative compensation, a direct result of increased securities commissions and investment banking revenues. In addition, departmental and Company-wide profit-based incentive compensation accruals increased commensurate with increased profitability (excluding the one-time Liberty gain), while administrative and clerical compensation continued to rise as additional staff were hired in order to support the Company's growth.

      Communications expenses include the expenses related to communicating with a larger sales force and client base, reflected in increased postage and printing costs and increased expenditures on computer equipment.

     Other expenses reflect increases resulting from overall firm growth.


Results of Operations -  Six  months  ended  March 27, 1997 compared  with  six months ended March 29, 1996.

      Revenues  for  the  six  months ended March 27, 1997,  exclusive  of  the
Liberty sale, were up 25% to $414,168,000, while net income increased 31% to $36,509,000, or $1.14 per share.

      (The underlying reasons for most of the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the six month comparison. Therefore, this section is limited to the discussion of additional factors influencing the comparative six month results.)

      Investment banking revenues are markedly higher in the current year as a result of two strong underwriting quarters. For the six months, the Company has managed or co-managed 33 offerings for a total of $3.4 billion raised versus 38 offerings with $2.7 billion raised in all of fiscal 1996.

      Due to the growth of assets under management, investment advisory fees exceeded the prior year figure in spite of the fact the prior year includes two quarters of fees from Liberty, while the current year includes only one quarter of these fees.


Financial Condition

      The Company's total assets have increased significantly since fiscal year end, the combined result of increased matched-book stock loan program balances and increased customer cash balances, particularly in the client
interest   program.   Customer  cash  balances  are  reflected  as  a  customer
payable, and the corresponding assets are either customer receivables (margin loans) or assets segregated pursuant to Federal Regulations.


Liquidity and Capital Resources

      Net cash provided by operating activities for the six months was $206,869,000. The primary source of this increase was the aforementioned increased customer cash balances, which does not give rise to cash available for use in normal operations due to regulatory segregation requirements, and the proceeds received from the sale of Liberty.

      Investing and financing activities used $18,477,000 during the six months, the primary uses being the payment of cash dividends, repayments on bank loans and purchases of property and equipment, with an offsetting source being employee stock purchases and exercises of stock options.

      The Company has debt in the amount of $12,814,000 in the form of a mortgage on the first of its two current headquarters buildings. The second building was constructed using internally generated funds. During the current quarter, the Company commenced construction of a third building at its headquarters complex. The 270,000 square foot tower, including an adjacent parking garage, is scheduled for completion during the first quarter of calendar 1998. Construction will be financed with internal funds, and longer term financing plans have not yet been finalized.

      The Company has two committed lines of credit. During 1995, the parent company obtained an unsecured $50 million line for general corporate purposes. In addition, a $50 million line was established to finance Raymond James Credit Corporation, a Regulation G subsidiary organized to provide loans collateralized by restricted or control shares of public companies. The balance of $7,282,000 outstanding on this line is included in bank notes payable. In addition, Raymond James & Associates, Inc. has uncommitted lines of credit aggregating $255 million.

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


Item 4. Submission of Matters to a Vote of Security Holders

      The following matters were approved by shareholders at the Company's Annual Meeting of Shareholders held on February 13, 1997:

     1. Election of Directors:

        Director                For                 Against      Abstain
        Jonathan A. Bulkley    16,621,455           8,319        36,369
        Thomas S. Franke       16,620,805           8,969        36,369
        Francis S. Godbold     16,620,635           9,139        36,369
        M. Anthony Greene      16,621,723           8,051        36,369
        Harvard H. Hill, Jr.   16,620,191           9,583        36,369
        Huntington A. James    16,614,399          15,375        36,369
        Thomas A. James        16,621,172           8,602        36,369
        Paul W. Marshall       16,625,931           3,843        36,369
        J. Stephen Putnam      16,620,436           9,338        36,369
        Robert F. Shuck        16,621,834           7,940        36,369
        Dennis W. Zank         16,597,896          31,878        36,369

     2. Proposal to ratify Incentive Compensation Criteria for certain of the Company's executive officers:

                   For       16,383,878
                   Against      170,824
                   Abstain      111,141


     3. Proposal   to  ratify  the  selection  of  Price  Waterhouse   LLP   as
        independent accountants of the Company for the fiscal year ending September 26, 1997:

                   For       16,549,103
                   Against       32,867
                   Abstain       84,173

                                                                  EXHIBIT 11


                        RAYMOND JAMES FINANCIAL, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)


                             Three Months Ended          Six Months Ended
                           March 27,    March 29,    March 27,    March 29,
                             1997        1996          1997         1996
                           -------------------------------------------------
Net income                  $38,130     $15,313       $55,298     $27,854
                           =================================================

Average number of common
  shares and equivalents
  outstanding during the
  period                     31,575      31,203        31,486      31,082

Additional shares assuming
  exercise of stock
  options (1)                   698         343           579         360
                           -------------------------------------------------
Average number of
  common shares used
  to calculate earnings
  per share                  32,273      31,546        32,065      31,442
                           =================================================
Net income per share        $  1.18     $   .49       $  1.72     $   .89
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



                                   RAYMOND JAMES FINANCIAL, INC.
                                           (Registrant)




Date:    May 9, 1997                  /s/ THOMAS A. JAMES_______
                                          Thomas A. James
                                        Chairman and Chief
                                         Executive Officer




                                     /s/ JEFFREY P. JULIEN______
                                         Jeffrey P. Julien
                                     Vice President - Finance
                                        and Chief Financial
                                              Officer