Form 10-Q
period 1997-06-27
RAYMOND JAMES FINANCIAL INC
filed 1997-08-08
CIK 720005

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended June 27, 1997

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

       31,706,391 shares of Common Stock as of August 4, 1997



             RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

             Form 10-Q for the Quarter Ended June 27, 1997

                                 INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

  Item 1. Financial Statements

          Consolidated Statement of Financial Condition as of
            June 27, 1997 (unaudited) and September 27, 1996          2

          Consolidated Statement of Operations (unaudited) for the
            three and nine month periods ended June 27, 1997 and
            June 28, 1996                                             3

          Consolidated Statement of Cash Flows (unaudited) for the
            nine months ended June 27, 1997 and June 28, 1996         4

          Notes to Consolidated Financial Statements (unaudited)      5


  Item 2. Management's Financial Discussion and Analysis              7



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 3:   Amendments to the Bylaws
                      (filed electronically)
          Exhibit 11:  Computation of Earnings Per Share             11
          Exhibit 27:  Financial Data Schedule - EDGAR version only
                      (filed electronically)

     (b)  Reports on Form 8-K:  None


         All other items required in Part II have been previously filed or are not applicable for the quarter ended June 27, 1997.



               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (in thousands, except share amounts)

                                                   June  27,    September 27,
                                                     1997           1996
                                                   (Unaudited)
                                                 ---------------------------
ASSETS
Cash and cash equivalents                         $  178,991     $  258,206
Assets segregated pursuant to Federal Regulations:
 Cash and cash equivalents                                 -            119
 Securities purchased under agreements to resell     600,789        476,945
Securities owned:
 Trading and investment account securities           150,727        124,253
 Available for sale securities                       272,572        208,897
Receivables:
 Customers                                           582,460        459,180
 Stock borrowed                                      909,637        864,140
 Brokers, dealers and clearing organizations          35,451         24,306
 Other                                                24,845         28,980
Investment in leveraged leases                        21,780         20,318
Property and equipment, net                           47,538         39,585
Deferred income taxes                                 21,557         21,189
Deposits with clearing organizations                  21,044         22,044
Prepaid expenses and other assets                     21,012         18,219
                                                  --------------------------
                                                  $2,888,403     $2,566,381
                                                  ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable                           $   32,265     $   24,898
Payables:
 Customers                                         1,313,327      1,086,406
 Stock loaned                                        878,597        848,595
 Brokers, dealers and clearing organizations          25,917         56,928
 Trade and other                                      65,314         54,007
Trading account securities sold but not yet purchased 61,202         57,210
Accrued compensation                                 102,434        101,300
Income taxes payable                                  11,997         10,405
                                                  --------------------------
                                                   2,491,053      2,239,749

Commitments and contingencies

Shareholders' equity:
  Preferred stock; $.10 par value; authorized 10,000,000
   shares; issued and outstanding -0- shares               -              -
  Common stock; $.01 par value; authorized 50,000,000
   shares; issued 32,665,720 shares                      326            217
  Additional paid-in capital                          51,872         50,271
  Unrealized gain (loss) on securities available for sale,
   net of deferred taxes                                (59)          (791)
  Retained earnings                                  354,046        289,096
                                                  --------------------------
                                                     406,185        338,793
  Less:  962,624 and 1,324,216 common shares in treasury,
   at cost                                           (8,835)       (12,161)
                                                  --------------------------
                                                     397,350        326,632
                                                  --------------------------
                                                  $2,888,403     $2,566,381
                                                  ==========================




              See Notes to Consolidated Financial Statements.



               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                  (in thousands, except per share amounts)

                                  Three Months Ended     Nine Months Ended
                                  June 27,  June 28,     June 27,  June 28,
                                     1997      1996        1997      1996
                                 ------------------------------------------
Revenues:
  Securities commissions          $127,044  $118,219     $368,880  $320,561
  Investment banking                16,400    20,941       58,429    42,619
  Investment advisory fees          13,346    12,902       39,709    35,932
  Interest                          38,912    33,303      112,476    93,051
  Correspondent clearing             1,022     1,199        3,258     3,045
  Net trading and investment profits 3,243     3,498       11,955     9,236
  Financial service fees             6,126     5,040       17,145    13,319
  Gain on sale of interest in Liberty
    Investment Management, Inc.          -         -       30,646         -
  Other                              4,025     3,562       12,434    11,176
                                  -----------------------------------------
Total revenues                     210,118   198,664      654,932   528,939
                                  -----------------------------------------
Expenses:
  Compensation and benefits        125,781   119,006      373,562   314,478
  Communications                     9,137     7,468       26,206    22,257
  Occupancy and equipment            6,836     5,772       19,652    17,971
  Clearance and floor brokerage      2,811     2,455        8,316     7,292
  Interest                          24,850    22,293       73,397    61,206
  Business development               6,124     4,562       15,551    12,426
  Other                              6,634     6,586       20,178    17,833
                                  ------------------------------------------
Total expenses                     182,173   168,142      536,862   453,463
                                  ------------------------------------------
Income before provision for
 income taxes                       27,945    30,522      118,070    75,476

Provision for income taxes          10,805    11,940       45,632    29,040
                                  ------------------------------------------
Net income                        $ 17,140  $ 18,582     $ 72,438  $ 46,436
                                  ==========================================
Net income per share *            $    .53  $    .59     $   2.25  $   1.47
                                  ==========================================
Cash dividends declared per
 share *                          $    .08  $   .063     $   .233  $   .189
                                  ==========================================
Average common equivalent
 shares outstanding *               32,485    31,654       32,205    31,508
                                  ==========================================
* Gives effect to the 3-for-2 stock split paid April 3, 1997.







               See Notes to Consolidated Financial Statements.



               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                               (in thousands)

                                                       Nine Months Ended
                                                     June 27,      June 28,
                                                       1997          1996
                                                   -------------------------
Cash flows from operating activities:
  Net income                                        $ 72,438       $ 46,436
                                                   -------------------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                       9,356          8,347
  (Increase) decrease in assets:
   Short-term investments                                  -         34,017
   Deposits with clearing organizations                1,000        (1,688)
   Available for sale securities                    (63,675)       (76,437)
   Receivables:
     Customers                                     (123,280)       (56,567)
     Stock borrowed                                 (45,497)      (303,379)
     Brokers, dealers and clearing organizations    (11,145)       (13,036)
     Other                                             4,135        (1,441)
   Trading and investment account securities, net   (22,482)          4,198
   Deferred income taxes                               (368)            628
   Prepaid expenses and other assets                 (4,255)       (12,419)
  Increase (decrease) in liabilities:
   Payables:
     Customers                                       226,921        256,668
     Stock loaned                                     30,002        280,552
     Brokers, dealers and clearing organizations    (31,011)         10,238
     Trade and other                                  11,307        (2,738)
   Accrued compensation                                1,134          8,343
   Income taxes payable                                1,592          (555)
                                                   --------------------------
     Total adjustments                              (16,266)        134,731
                                                   --------------------------
Net cash provided by operating activities            56,172         181,167
                                                   --------------------------
Cash flows from investing activities:
  Additions to property and equipment, net          (17,309)         (5,099)
                                                   --------------------------
Cash flows from financing activities:
  Borrowings from banks and financial institutions    7,510         17,529
  Repayments on notes                                  (143)          (130)
  Issuance of common stock                            4,927          3,070
  Cash dividends on common stock                     (7,374)        (5,926)
  Cash paid for fractional shares                        (5)              -
  Unrealized gain (loss) on
    securities available for sale, net                  732         (1,228)
                                                   -------------------------
Net cash provided by financing activities             5,647         13,315
                                                   -------------------------
Net increase in cash and cash equivalents             44,510        189,383
Cash and cash equivalents at beginning of period     735,270        420,379
                                                   -------------------------
Cash and cash equivalents at end of period          $779,780       $609,762
                                                   =========================
Supplemental disclosures of cash flow information:
  Cash paid for interest                            $ 72,931       $ 61,384
                                                   =========================
  Cash paid for taxes                               $ 44,408       $ 27,864
                                                   =========================




              See Notes to Consolidated Financial Statements.



              RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 27, 1997


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

Commitments and Contingencies

      The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $10 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires on November 30, 1997, at which time any outstanding balances will
be  due  and  payable.   At  June 27, 1997, there were  loans  of  $1,600,000
outstanding.

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

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of June 27, 1997, management has Board authorization to purchase up to 1,500,000 shares.

      At their meeting on February 14, 1997, the Company's Board of Directors declared a 3-for-2 stock split. The additional shares were distributed on April 3, 1997, to shareholders of record on March 7, 1997. All references in the consolidated financial statements to amounts per share and to the average number of shares outstanding have been restated to give retroactive effect to the stock split. Also at their meeting on May 15, 1997, the Company's Board of Directors declared the quarterly cash dividend of $.08 per share, payable July 3 to shareholders of record June 13.

Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at June 27, 1997 were as follows (dollar amounts in thousands):

     Raymond James & Associates, Inc.:
        (alternative method elected)
        Net capital as a percent of aggregate debit items          22%
        Net capital                                           $139,108
        Required net capital                                   $12,691

     Investment Management & Research, Inc.:
        Ratio of aggregate indebtedness to net capital             .91
        Net capital                                             $7,744
        Required net capital                                      $470

     Robert Thomas Securities, Inc.:
        Ratio of aggregate indebtedness to net capital            2.74
        Net capital                                             $2,834
        Required net capital                                      $517


               MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any  statements  containing forward looking information should  be  read  in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 27, 1996.)


Results of Operations -  Three  months  ended  June 27,  1997  compared  with three months ended June 28, 1996.

      Total revenues increased 6% to $210,118,000, the Company's second best quarter. However, due to a decline in investment banking revenues and increases in certain expenses, net income declined 8% to $17,140,000 from last year's $18,582,000.

      Record transaction volume was a primary factor in the 7% rise in commission revenues. Successful recruiting efforts, particularly during the past six months, have led to a 10% increase in the number of Financial Advisors as compared to a year ago.

      The brief market decline early in the quarter contributed to a slow-down in underwriting activity and a 22% decline in investment banking revenues from the strong prior year quarter.

      Despite the loss of $2.4 million in quarterly fee income from Liberty Investment Management, Inc. due to its sale in January 1997, investment advisory fees showed a 3% increase. Record retail managed account sales combined with appreciation from strong investment performance fueled the significant growth in assets under management as follows:

                                   June 27,       June 28,    % Increase
                                    1997          1996        (Decrease)
                                 ------------------------------------------
Assets Under Management (000's):
  Eagle Asset Mgmt., Inc.        $3,292,726    $2,235,341        47%
  Heritage Family of Mutual Funds 2,847,939     2,280,217        25%
  Investment Advisory Services    1,152,049       941,889        22%
  Awad and Assoc. Asset Mgmt.       607,824       455,541        33%
  Carillon Asset Mgmt.               42,866        57,260       (25%)
                                 ------------------------------------------
    Total Financial Assets Under
      Management                 $7,943,404    $5,970,248        33%
                                 ==========================================
 Tangible Assets Under Management$1,931,050    $1,530,031        26%
                                 ==========================================

      Net interest income of over $14 million was the twelfth consecutive quarterly record. Customer cash deposits and margin loan balances continued their seemingly relentless climbs, and the Company continued to generate free cash from operations.

      Support costs, including administrative and clerical compensation, occupancy and equipment, data communications and business development, have continued to increase as general business volume has increased and the Company builds the infrastructure to support future growth. Increased communications expense is related to increased transaction volume and a greater number of financial advisors, branch offices and customer accounts, all of which result in increases in telephone, postage, printing and quote services. Occupancy and equipment increases are largely attributable to purchases of new computer workstation equipment and upgrades of existing equipment. In addition, with the opening of two new Raymond James & Associates offices and expansion of other locations, including certain home office departments, rent expense has increased. To accommodate future growth, the Company has commenced construction of its third headquarters building, which is scheduled for occupancy in April 1998. Business development costs include increased travel, lodging and sales meetings expenses.


Results of Operations -  Nine  months ended June 27, 1997 compared with  nine months ended June 28, 1996.

      (The underlying reasons for most of the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the nine month comparison. Therefore, this section is limited to the discussion of additional factors influencing the comparative nine month results.)

      As  previously  disclosed,  the  Company  completed  the  sale  of  its interest  in  Liberty  Investment Management,  Inc.  ("Liberty")  during  the second fiscal quarter. Pursuant to an agreement executed in 1994, the Company was to receive, for the five years ending December 31, 1999, 50% of the revenues derived from institutional growth equity accounts previously managed by its Eagle Asset Management, Inc. subsidiary. Liberty assumed management of approximately $4.3 billion of such accounts effective January 1, 1995, and this arrangement generated an average of approximately $2.4 million per quarter for the Company during calendar years 1995 and 1996.
Liberty was sold to Goldman Sachs Asset Management in early January 1997, and the Company received $30.6 million, shown as a separate line item on the consolidated statement of operations, for its remaining three years' interest in account revenues and its option to purchase a 20% interest in Liberty at a future date. This transaction generated net income of $18.8 million, or $.58 per share.

      Excluding the sale of Liberty, revenues of $624,286,000 represent an 18% increase in revenues over the prior year's nine month revenues of $528,939,000. Net income of $53,649,000 for the nine months ended June 27, 1997, which also excludes the sale of Liberty, exceeds the prior year's results by 16%.

      Investment banking revenues are higher in the current year as a result of a strong first half. Through nine months, the Company has managed or co-managed 43 offerings for a total of $5.3 billion raised versus 38 offerings with $2.7 billion raised in all of fiscal 1996.

      Due to the growth of assets under management, investment advisory fees exceeded the prior year figure in spite of the fact the prior year includes three quarters of fees from Liberty, nearly $5 million more than the current year, which includes only one quarter of these fees.


Financial Condition

      The Company's total assets have increased since fiscal year end, the combined result of increased matched-book stock loan program balances and increased customer cash balances, particularly in the client interest program, margin loans and bank deposits. The increase in customer cash balances is reflected as an increased customer payable and increased margin loans are reflected as increased customer receivables, the net of which generally results in a corresponding increase in assets segregated pursuant to Federal Regulations. Increased bank deposits also contribute to increased customer payables and are generally invested in available for sale securities.


Liquidity and Capital Resources

      Net  cash  provided  by operating activities for the  nine  months  was
$56,172,000.   The primary source of this increase was net income,  including proceeds received from the sale of Liberty.

      Investing and financing activities used $11,662,000 during the nine months, with the primary uses being purchases of property and equipment, and the payment of cash dividends.

      The Company has debt in the amount of $12,765,000 in the form of a mortgage on the first of its two current headquarters buildings. During the second quarter of fiscal 1997, the Company commenced construction of a third building at its headquarters complex. The 270,000 square foot tower, including an adjacent parking garage, is scheduled for completion in the spring of 1998. Construction is being financed with internal funds.

      The Company has two committed lines of credit. During 1995, the parent company obtained an unsecured $50 million line for general corporate purposes. In addition, a $50 million line was established to finance Raymond James Credit Corporation, a Regulation G subsidiary organized to provide loans collateralized by restricted or control shares of public companies. The balance of $1,500,000 outstanding on the latter line is included in notes and loans payable. In addition, Raymond James & Associates, Inc. has uncommitted lines of credit aggregating $255 million. The balance of $18 million outstanding on one of these lines is also included in notes and loans payable.

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


                                                                EXHIBIT 11


                        RAYMOND JAMES FINANCIAL, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)


                             Three Months Ended         Nine Months Ended
                           June 27,     June 28,     June 27,     June 28,
                             1997        1996          1997         1996
                          -------------------------------------------------
Net income                  $17,140     $18,582       $72,438     $46,436

                          =================================================
Average number of common
  shares and equivalents
  outstanding during the
  period                     31,663      31,277        31,545      31,146

Additional shares assuming
  exercise of stock
  options (1)                   822         377           660         362
                          -------------------------------------------------
Average number of
  common shares used
  to calculate earnings
  per share                  32,485      31,654        32,205      31,508
                          ==================================================
Net income per share        $   .53     $   .59       $  2.25     $  1.47
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



                                   RAYMOND JAMES FINANCIAL, INC.
                                           (Registrant)




Date:    August 6, 1997            ____/s/_ Thomas A. James ______
                                          Thomas A. James
                                        Chairman and Chief
                                         Executive Officer




                                   ____/s/_ Jeffrey P. Julien ____
                                         Jeffrey P. Julien
                                     Vice President - Finance
                                    and Chief Financial Officer