Form 10-K
period 1997-09-26
RAYMOND JAMES FINANCIAL INC
filed 1997-12-24
CIK 720005

5

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark one)                        FORM 10-K

(X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended         September 26, 1997

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

    Title of each class             Name of each exchange on which registered
Common Stock, $.01 Par Value                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:        None
                                                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 17, 1997: $687,731,024

Number of common shares outstanding (December 17, 1997): 31,878,062

                     DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held on February 12, 1998. (The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to January 23, 1998.)
                                    PART I

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

      RJF's principal subsidiary, RJA, was organized in Florida in 1962. RJA is a regional securities brokerage firm engaged in most aspects of the securities business. All but 15 of RJA's 47 retail branch offices are located in Florida, and the Company is the largest brokerage and investment firm headquartered in that state. RJA also has 21 institutional sales offices, 6 of which are located in Europe. RJA is a member of the New York Stock Exchange ("NYSE") and other principal stock and option exchanges.

      IM&R was formed in 1973 as an independent contractor financial planning organization and participates in the distribution of all products and services offered by RJA to its retail clients through its 499 offices and 82 satellite offices in all 50 states. IM&R is a member of the National Association of Securities Dealers ("NASD") and Securities Investor Protection Corporation ("SIPC"), but not of any exchange, as it clears its trades on a fully-disclosed basis through RJA.

      RTS was organized in 1981. It serves independent contractor brokers who do a majority of their business in individual securities and currently operates 405 branch offices and 136 satellite offices in all 50 states. RTS, like IM&R, is a member of the NASD and SIPC, but not of any exchange, as it also clears all of its business on a fully-disclosed basis through RJA.

      Eagle was formed in 1984 as a registered investment advisor and at September 26, 1997 had approximately $3.7 billion of client assets under management. Prior to the inception of Eagle, the asset management operation had been a division of RJA.

      Heritage was organized in 1985 to act as the manager of the Company's internally sponsored Heritage family of mutual funds. At September 26, 1997 the 11 funds managed by Heritage had a total of nearly $3.2 billion in assets.

      Raymond James Bank was formed in 1994 in conjunction with the purchase from the RTC of certain branches of a failed thrift. Its primary purpose is to provide traditional banking products and services to the clients of the Company's broker-dealer subsidiaries. At September 26, 1997, Raymond James Bank had $329 million in assets.




(b)  Financial Information about Industry Segments

      The Company's operations consist of various financial services provided to its clients. The following table shows revenues by source for the last three years:
                                                Year Ended
                            -------------------------------------------------
                              Sept. 26,      Sept. 27,         Sept. 29,
                                1997    %      1996      %       1995     %
                            -------------------------------------------------
                                        (dollar amounts in thousands)
Securities commissions:
   Listed  products         $ 115,818  12.9 $  90,536   12.5  $   82,738  14.9
   Over-the-counter           148,791  16.6   133,543   18.5     110,062  19.9
   Mutual  funds              117,748  13.1    96,099   13.3      68,994  12.4
   Asset  management           61,444   6.8    45,005    6.2      31,159   5.6
   Annuities and other
    insurance  products        70,944   7.9    56,964    7.9      34,238   6.2
   Other                          219    .1       340    0.1         356    .1
                            --------------------------------------------------
        Total              $  514,964  57.4 $ 422,487   58.5  $  327,547  59.1
                            ---------------------------------------------------
Investment banking:
  Underwriting management
     fees                  $   43,434   4.8   $21,887    3.0  $   12,184   2.2
  Merger and acquisition
     fees                       7,929    .9    12,009    1.7       4,854    .9
  New issue sales credits      47,639   5.3    31,189    4.3      18,744   3.4
  Limited partnerships and
     other                     10,086   1.2     7,511    1.1       7,222   1.3
                            --------------------------------------------------
        Total              $  109,088  12.2    72,596   10.1      43,004   7.8
                            --------------------------------------------------
Investment advisory fees       55,194   6.2    50,715    7.0      42,922   7.7
Interest                      155,746  17.4   126,453   17.5      97,211  17.5
Correspondent clearing          4,502    .5     3,985    0.6       3,721    .7
Net trading and investment
  profits                      12,797   1.4    12,243    1.7      12,637   2.3
Financial service fees         24,610   2.7    18,191    2.5      14,740   2.7
Other                          20,060   2.2    15,082    2.1      12,288   2.2
                            --------------------------------------------------
                              896,961 100.0   721,752  100.0     554,070 100.0
Gain on sale of Liberty
  Investment Management, Inc.* 30,646  -        -       -          -       -
                            --------------------------------------------------

      Total revenues        $ 927,607   -    $ 721,752  100.0 $  554,070 100.0
                            ==================================================
Securities commissions by
 broker-dealer:
  Raymond James & Associates,
    Inc.                   $  222,771  43.3  $ 190,042   45.0 $  146,004  44.6
  Investment Management &
    Research,  Inc.           185,384  36.0    149,181   35.3    118,738  36.3
  Robert Thomas Securities,
    Inc.                      106,809  20.7     83,264   19.7     62,805  19.1
                           ---------------------------------------------------
        Total              $  514,964 100.0  $ 422,487  100.0 $  327,547 100.0
                           ===================================================
    * See Note 15 of the Notes to Consolidated Financial Statements for details.



(c)  Narrative Description of Business

     At September 26, 1997 the Company employed 3,244 individuals. RJA employed 2,666 of these individuals, 510 of whom were full-time retail financial advisors. In addition, 2,315 full-time financial advisors were affiliated with the Company as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to approximately 600,000 client accounts. No single client accounts for a material percentage of the Company's total business.


                     Raymond James & Associates, Inc.

       RJA's activities in the securities business include retail and institutional securities brokerage, origination and distribution of limited partnership interests, management of and participation in underwritings of equity and fixed income securities, market making in corporate and municipal securities, origination, distribution of mutual funds and unit trusts, and research and investment advisory services. RJA also offers financial planning services for individuals and provides clearing services for IM&R, RTS and other unaffiliated broker-dealers. For the year ended September 26, 1997 the revenues of RJA accounted for 62% of the consolidated revenues of the Company.

      RJA is a member of the NYSE, American Stock Exchange, Philadelphia Stock Exchange, Chicago Board Options Exchange, New York Futures Exchange, Pacific Exchange and Chicago Stock Exchange. It is also a member of the Securities Industry Association, NASD and SIPC. SIPC provides insurance protection for clients' accounts of up to $500,000 each (limited to $100,000 for claims for cash) in the event of the Company's liquidation. In addition, RJA carries $49,500,000 per account of excess client insurance.

      Brokerage Transactions. RJA provides securities brokerage services to both retail and institutional clients. In most cases, RJA charges commissions to its retail clients, on both exchange and over-the-counter transactions, in accordance with its established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client's level of business, the trade size and other relevant factors. RJA discounts its commissions substantially on institutional transactions based on trade size and the amount of business conducted annually with each institution. For certain fee-based accounts, a fee is charged in lieu of standard commissions.

      Clients' transactions in securities are effected on either a cash or margin basis. In margin transactions, the client pays a portion of the purchase price, and RJA makes a loan to the client for the balance, collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed to finance margin transactions. The financing of margin purchases is an important source of revenue to RJA, since the interest rate paid by the client on funds loaned by RJA exceeds RJA's cost of short-term funds. The interest rate charged to a client on a margin loan depends on the average loan balance in the client's account and ranges from prime plus 1% to prime minus .75%.

      Typically, broker-dealers utilize secured bank borrowings and equity capital as the primary sources of funds to finance clients' margin account borrowings. Since the inception of the Client Interest Program in 1981, however, the Company's primary source of funds to finance clients' margin account balances has been cash balances in clients' accounts which are awaiting investment. In addition, pursuant to written agreements with clients, broker-dealers are permitted by Securities and Exchange Commission ("SEC") and NYSE rules to lend client securities in margin accounts to other brokers. SEC regulations, however, restrict the use of clients' funds derived from pledging and lending clients' securities, as well as funds awaiting investments, to the financing of margin account balances, and to the extent not so used, such funds are required to be deposited in a special account for the benefit of clients. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients' fully paid and excess margin securities.


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

      Mutual Funds. RJA sells a number of professionally managed, load mutual funds and offers, in addition, a selection of no-load funds. RJA maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker-dealers. Commissions on such sales generally range from 1% to 5% of the dollar value of the transaction. Alternative sales compensation structures typically include front-end charges, "back-end" or contingent deferred sales charges, and an annual charge in the form of a fund expense.

      At September 26, 1997, the Company had 11 internally sponsored mutual funds for which RJA acts as distributor. (See Heritage Asset Management, Inc. description on page 9.) As the distributor of these funds, RJA has the right to enter into dealer agreements with other broker-dealers for the sale of Heritage funds to their clients.

      Asset Management Services ("AMS"). This department manages programs which offer investment advisory services to clients as well as certain non-advisory programs which offer fee based alternatives to traditional commission charges for transactions. Advisory programs include: Investment Advisory Services ("IAS"), the Passport Program ("Passport"), the Managed Investment Program ("MIP") and the Preferred Portfolio Account ("PPA"). IAS maintains an approved list of investment managers, most of which are unaffiliated with the Company, establishes custodial facilities, monitors performance of client accounts, provides clients with accounting and other administrative services and assists investment managers with certain trading management activities. IAS earns fees generally ranging from .5%-1.0% of asset balances per annum, a portion of which is paid to investment managers who direct the investment of the clients' accounts. At September 26, 1997, this program had approximately $1.4 billion in assets under management through agreements with 22 independent investment advisors. Two proprietary asset managers, Awad and Associates ("Awad") and Carillon Asset Management ("Carillon"), are also offered through this program.

      Passport and a similar program offered by IM&R, known as IMPAC, offer both a discretionary and non-discretionary advisory fee alternative that allows clients to pay a quarterly fee plus low transaction charges in lieu of commissions. Fees are based on the individual account size and are also dependent on the type of securities in the accounts. In addition, AMS collects an administrative fee of up to .2% of asset balances annually, for which clients receive a quarterly performance report and other services. As of September 26, 1997, Passport and IMPAC had approximately $2.7 billion and $493 million in assets, respectively, serviced by financial advisors.

     MIP is a program that allows selected financial advisors to manage client portfolios on a discretionary, wrap fee basis. The financial advisors must satisfy certain criteria and complete educational courses to be selected for this program. Fees are dependent on the size of the account and the type of securities in the account. AMS establishes custodial facilities, monitors performance of client portfolios, provides clients with accounting and other administrative services and assists the financial advisors with certain trading management activities. AMS collects an administrative fee of up to
 .2% of asset balances. As of September 26, 1997, MIP had approximately $68 million in assets.

      PPA is a non-discretionary wrap fee pricing alternative that allows clients to pay a quarterly fee in lieu of commissions. Unlike Passport, no transaction charge is imposed. The fee structure and services provided by AMS are similar to Passport and MIP. As of September 26, 1997, PPA had approximately $61 million in assets.

      Awad is primarily a small and mid-cap equity portfolio management division of RJA which was formed in March of 1992. Clients pay fees and/or commissions for management of their accounts. Present fees range from .5% to 1.0% of asset balances annually. In addition to private accounts, Awad also manages a portion of the Heritage Small Cap Stock Fund Portfolio and other non-affiliated fund portfolios. Exclusive of the Heritage Small Cap Fund, Awad had approximately $814 million under management at September 26, 1997.

      Carillon, another division of RJA offered through IAS, commenced operations in 1993. Carillon manages approximately $54 million for private accounts investing exclusively in closed-end mutual funds. Fees are currently approximately .4% of assets annually.

     In addition to the foregoing programs, AMS also offers fee based programs to clients who have contracted for portfolio management services from outside money managers that are not a part of the IAS program.

      Equity Capital Markets Group. This division consists of the five following departments, which were brought together under common management pursuant to a 1997 reorganization:

      1) Investment Banking Group. The 51 professionals of RJA's Investment Banking Group, located primarily in St. Petersburg with satellite offices in Atlanta, Boston, Dallas, and Houston, are involved in a variety of activities including public and private debt and equity financing for corporate clients, merger and acquisition advisory services, fairness opinions and evaluations. The Company focuses on specific industry groups or strategic business units ("SBUs") including consumer products, financial services, healthcare, information technology and telecom, environmental and industrial, and real estate.

      2) Research Department. The 33 analysts in this department publish research on over 290 companies, primarily focused on emerging growth and mid-cap companies in SBU industries. Proprietary research reports are provided to both retail and institutional clients, and are supplemented by research purchased from outside services to accomodate retail clients. This department has distinguished itself through its extremely successful short and long-term comparative results as reported by Zacks Investment Research each quarter in the Wall Street Journal.

      3)  The  Domestic  Institutional Equity  Sales  Department.   The  32
salespersons of the Domestic Institutional Equity Sales Department maintain relationships with over 840 institutional clients. A large percentage of their trades involve managed/co-managed underwritings and stocks followed by the Research Department.

      4) Over-the-Counter Equity Trading. Trading securities in the over-the-counter ("OTC") market involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. At September 26, 1997, RJA made markets in 210 common stocks in the OTC market. RJA frequently acts as agent in the execution of OTC orders for its clients and as such transacts these trades with other dealers. When RJA receives a client order in a security in which it makes a market, it may act as principal as long as it matches or improves upon the best price in the dealer market, plus or minus a mark-up or mark-down not exceeding the equivalent agency commission charge. Recently adopted regulations require that client limit orders be satisfied prior to the brokerage firm buying securities into or selling securities from their own inventory at the same price.

      5) Syndicate Department. The Syndicate Department coordinates the marketing, distribution, pricing and stabilization of Raymond James' lead-managed equity underwritings. In addition to Raymond James' managed and co-managed offerings, this department coordinates the firm's syndicate and selling group activities in transactions managed by other investment banking firms. Marketing and distribution activities are focused on the firm's institutional and retail clients. Brokered certificate of deposit offerings are also handled in this department.

      Fixed  Income  Department.   Through the Fixed  Income  Department,  RJA
distributes both taxable and tax-exempt fixed income products to its institutional and retail clients. These products include municipal, corporate, government agency and mortgage-backed bonds, preferred stock, and unit investment trusts. RJA carries inventory positions of taxable and municipal securities in both the primary and secondary market. The department's Public Finance division, operating out of 6 offices (5 located throughout the State of Florida and one in Birmingham, Alabama), acts as financial advisor or underwriter to various municipal agencies or political subdivisions. RJA also acts as an underwriter or selling group member for corporate bonds, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJA agrees to purchase the issue through a negotiated sale or submits a competitive bid. In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York, Chicago, Houston, Boston, and Dublin, Ohio. To assist our institutional clients, the department's Fixed Income Research Group provides value-added analytical services and publishes research reports containing both specific product information and information on topics of interest such as market and regulatory developments.

     Operations and Administration. RJA's operations/administrative personnel are responsible for the execution of orders, processing of securities transactions, custody of client securities, receipt, identification and delivery of funds and securities, compliance with regulatory and legal requirements, internal financial accounting and controls and general office administration for most of the Company's operations.


                  Investment Management & Research, Inc.

      IM&R participates in the distribution of all the products and services offered by RJA to its retail clients through 1,205 independent contractor registered representatives in 581 offices and satellite offices throughout all 50 states. The number of registered representatives in these offices ranges from 1 to 20. Such representatives devote all or substantially all of their time to the sale of securities and, while these independent contractors must conduct all securities business through IM&R, their contracts permit them to conduct insurance, real estate brokerage, accounting services or other business for others or for their own account. Many IM&R registered representatives are better characterized as financial planners than as stock brokers, although they are not required to conduct their business as financial planners. Independent contractors are responsible for all of their direct costs and are paid higher than normal commission rates to compensate them for their added expenses.


                      Robert Thomas Securities, Inc.

     RTS has 1,110 full-time independent contractor registered representatives in 48 states who offer securities and investment advice to individuals and institutions through a network of 508 branch offices and satellite offices. Of these offices, 147 are located within depository institutions (banks, savings and loans and credit unions). RTS representatives offer the full range of securities products and services of RJA. RTS branches have the independence to set their own commissions on agency business within regulatory guidelines. Like IM&R, RTS branches and their registered personnel may offer non-securities products or services to clients outside of their relationship with RTS.

                       Eagle Asset Management, Inc.
     Eagle is a registered investment advisor with approximately $3.7 billion under management at September 26, 1997. Eagle's clients include pension and profit sharing plans, retirement funds, foundations, endowments, trusts and individuals. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages approximately $700 million for institutional clients and $3.0 billion for retail accounts.

      Eagle's investment management fee generally ranges from .25%-1.0% of asset balances per year depending upon the size and investment objective of the account. In addition to the management fees, clients are required to pay brokerage commissions (or a fee in lieu thereof) for transactions in their account.

                     Heritage Asset Management, Inc.

      Heritage is the manager of the internally sponsored Heritage family of mutual funds, currently consisting of eleven separate portfolios. Heritage serves as the transfer agent for all Heritage open-end funds and as fund accountant for all Heritage open-end funds except for the Eagle International Equity Portfolio. Portfolio management for the Growth Equity Fund and the
Income-Growth Trust is subcontracted to Eagle. Portfolio management for the Small Cap Stock Fund is subcontracted to Awad and Eagle. Effective October 1, 1997, portfolio management for the Value Equity Fund was also subcontracted to Eagle. Unaffiliated advisors are used for the Eagle Internationl Equity Portfolio and the Capital Appreciation Trust. Net assets at September 26, 1997 were as follows (in thousands):

          Heritage Cash Trust:
            Money Market Fund                     $2,058,980
            Municipal Money Market Fund              424,693
          Heritage Capital Appreciation Trust         88,248
          Heritage Income-Growth Trust                85,043
          Heritage Income Trust:
            High Yield Bond Fund                      54,585
            Intermediate Government Fund              14,875
          Heritage Series Trust:
            Small Cap Stock Fund                     306,743
            Value Equity Fund                         37,835
            Eagle International Equity Portfolio      10,850
            Growth Equity Fund                        41,674
          Heritage U.S. Government Income Fund
            (closed-end)                              37,384
                                                  ----------
                                                  $3,160,910
                                                  ==========


                     Planning Corporation of America

      Planning Corporation of America ("PCA"), a wholly-owned subsidiary of RJA, is a general insurance agency and represents a number of insurance companies. Through the financial advisors of the Company's broker-dealer subsidiaries, PCA provides product and marketing support for a broad range of insurance products, principally fixed and variable annuities, numerous forms of life insurance, disability insurance and long-term care coverage.

                           RJ Properties, Inc.

     RJ Properties, Inc. ("RJP"), headquartered in Atlanta, Georgia, acts as a general or co-general partner for private and public limited partnerships currently owning 23 apartment properties and 4 shopping centers. RJP acquires properties for syndications for which it serves as a general partner and receives acquisition fees and residual interests in profits and proceeds from future sales of the projects. Through its subsidiary, Raymond James Realty Advisors, RJP acts as the advisor for real estate portfolios of institutional clients. At September 26, 1997, RJP acted as advisor for approximately $1.15 billion of such assets. In addition, RJP performs the property management function for certain properties owned either by partnerships in which RJP is a general partner or properties in portfolios of institutional clients. At September 26, 1997, RJP had 35 properties with a total of 8,500 apartment units under management. The Company owns 85% of the outstanding shares of RJP. Mr. Francis S. Godbold, President and a Director of the Company, owns 7.5%, and Mr. J. Robert Love, President of RJP, owns the remaining 7.5%.


                       Raymond James Trust Company
                           Sound Trust Company

Raymond James Trust Company was chartered in 1992 and opened for business in September 1992. This wholly-owned subsidiary of RJF was formed primarily to provide personal trust services to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is generally subcontracted to the asset management operations of the Company. In October 1993 the Company acquired a second trust company, Sound Trust Company, in Tacoma, Washington. This subsidiary provides personal trust services primarily to broker-dealer clients outside the State of Florida. These two subsidiaries had a combined total of $417 million in client assets at September 26, 1997.


                         Raymond James Bank, FSB

      Raymond James Bank, FSB, ("RJBank") received its federal savings bank charter on May 6, 1994. RJBank provides residential lending products and FDIC-insured deposit products to clients of RJF's broker-dealer subsidiaries and to the general public.

      Access to RJBank's products and services is available nationwide through the offices of its affiliate investment firms as well as through convenient telephonic and electronic banking services, including ATM, point-of-sale, 24-hour TeleDirect automated telephone banking, checkwriting, direct deposit and ACH payments. As of September 30, 1997, RJBank had total assets of approximately $329 million.

                     Raymond James Credit Corporation

     Raymond James Credit Corporation ("RJCC") was formed in 1996 as a finance company pursuant to Federal Reserve Regulation G. To date, this subsidiary has primarily provided loans collateralized by control or restricted securities. RJCC is funded with internal capital and by a $50 million line of credit with a commercial bank. At September 26, 1997, RJCC had $42 million in outstanding loans.

                   Raymond James International Holdings, Inc.

      Raymond James International Holdings, Inc. is a Delaware corporation formed in 1994 to house the Company's foreign operations. To date, such operations consist of brokerage and asset management joint venture investments in India, South Africa, and France.

                            Other Subsidiaries

      Over time, the Company has formed several subsidiaries to act as general or co-general partner for various public and private limited partnerships syndicated by RJA. These subsidiaries include:


     Subsidiary                         Type of Partnership(s)
     ----------------------------------------------------------
     RJ Leasing, Inc.                   Equipment leasing
     RJ Leasing - 2, Inc.               Equipment leasing
     RJ Equities, Inc.                  Real estate
     RJ Health Properties, Inc.         Nursing homes
     RJ Credit Partners, Inc.           Government subsidized apartments
     Raymond James Partners, Inc.       Various
     RJ Medical Investors, Inc.         Nursing homes
     RJ Partners, Inc.                  Various


      The Company has several other subsidiaries, but their activities are not material to the Company's operations.

                               Competition

      The Company's subsidiaries compete with many larger, better capitalized providers of financial services, including other securities firms, some of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. They also compete with a number of firms offering discount brokerage services, usually with lower levels of service, to individual clients. The Company's subsidiaries compete principally on the basis of service, product selection, location and reputation in local markets.

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

      The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets rather than protection of creditors and shareholders of broker-dealers.

     See Notes 12 and 13 of the Notes to Consolidated Financial Statements for further description of certain SEC regulations.


ITEM 2.   PROPERTIES

      The Company owns a 310,000 square foot headquarters complex (two buildings) located in St. Petersburg, Florida. The Company also owns 29 adjacent acres for future growth, where a third headquarters building (276,000 square feet) and a bank and trust company building (24,000 square feet) are presently under construction. In addition, the Company leases 84,000 square feet in nearby office buildings. With the exception of the Company-owned RJA branch office building in Crystal River, Florida, RJA branches are leased with various expiration dates through 2002. The IM&R and RJP headquarters offices in Atlanta, Georgia are also under leases. See Notes 4 and 9 of the Notes to Consolidated Financial Statements for further information regarding the Company's leases.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                 PART II



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED SHAREHOLDER MATTERS

      The Company's common stock is traded on the NYSE under the symbol "RJF". The following table sets forth for the periods indicated the high and low trades for the common stock.

                                   1997               1996
                             -------------------------------------
                               High     Low       High     Low
                             -------------------------------------
     First Quarter           $20-1/2 $15-13/16  $25-1/4   $20-1/8
     Second Quarter           25-9/16 18-2/3     23-3/8    19
     Third Quarter            29-1/4 19-9/16     23-1/2    20-1/2
     Fourth Quarter           37-1/8  25-3/4     24-3/8    19-3/4

      Since the Company initiated payment of a cash dividend in 1985, there have been 15 increases in the dividend rate, 6 of which were in the form of stock splits and stock dividends. The dividend rate following the April 3, 1997 stock split was $.08 per quarter.

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

      At December 17, 1997 there were approximately 10,000 holders of the Company's common stock.



  ITEM 6.                 SELECTED FINANCIAL DATA
                    (in thousands, except per share data)

                                             Year Ended
                      --------------------------------------------------------
                       Sept. 26,  Sept. 27,   Sept. 29,  Sept. 30,  Sept. 24,
                        1997**     1996        1995       1994       1993
                      --------------------------------------------------------
Operating Results:

Revenues             $  927,607  $  721,752  $  554,070 $  507,136 $  451,747
Net income           $   98,915  $   65,978  $   46,141 $   42,069 $   49,347
Net income per share:*$    3.06  $     2.09  $     1.49 $     1.31 $     1.52


Weighted average shares
 outstanding:*           32,258      31,538      31,058     32,039     32,435

Cash dividends declared
 per share*          $      .31  $      .25  $      .24 $      .21 $      .14


Financial Condition:

Total assets         $3,278,645  $2,566,381  $2,012,715 $1,698,262 $1,447,570
Long-term debt       $   12,715  $   12,909  $   13,084 $   13,243 $   13,387

Shareholders' equity $  423,276  $  326,632  $  266,193 $  227,452 $  205,565
Shares outstanding*      31,797      31,341      30,921     30,741     31,974

Equity per share
 at end of period*   $    13.31  $    10.42  $     8.61 $     7.39 $     6.43


       * Gives effect to the common stock splits paid on April 3, 1997 and November 15, 1993.


     **   Amounts include the $30.6 million gain from the sale of Liberty
Investment Management, Inc. Excluding this gain, revenues were $896,961,000 and net income was $80,126,000. See Note 15 of the Notes to Consolidated Financial Statements for details.


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations - Three Years Ended September 26, 1997


      Fiscal 1997 was the Company's thirteenth consecutive year of record revenues, even exclusive of the gain on the sale of the Company's interest in Liberty Investment Management, Inc. ("Liberty") as described in Note 15 of the Consolidated Financial Statements. For the past two years, the equity markets have experienced an unprecedented rise, spurring record levels of transaction volume and capital markets activity. These conditions have led to record results in many sectors of the financial services industry, including most of the Company's primary lines of business. Accordingly, the last two fiscal years have each established earnings records for the Company by a wide margin.

     Fiscal 1995 was a mixed year, with the first six months a continuation of 1994's subdued market conditions in a period of rising interest rates. The second half of fiscal 1995 was a dramatic contrast, with a return to declining interest rates and a rising stock market.


                                              Year Ended
                         ---------------------------------------------------
                           Sept. 26,          Sept. 27,  % Incr.  Sept. 29,
                            1997      % Incr.  1996      (Decr.)   1995
                         ----------------------------------------------------
  Revenues:              (000's)            (000's)            (000's)
   Securities commissions
     and fees             $514,964    22%     $422,487    29%     $327,547
   Investment banking      109,088    50%       72,596    69%       43,004
   Investment advisory fees 55,194     9%       50,715    18%       42,922
   Interest                155,746    23%      126,453    30%       97,211
   Correspondent clearing    4,502    13%        3,985     7%        3,721
   Net trading profits      12,797     5%       12,243   (3%)       12,637
   Financial service fees   24,610    35%       18,191    23%       14,740
   Other                    20,060    33%       15,082    23%       12,288
                         ---------------------------------------------------
                           896,961    24%      721,752    30%      554,070
   Gain from sale of Liberty30,646
                         ---------------------------------------------------
     Total revenues       $927,607    29%     $721,752    30%     $554,070
                         ===================================================
      Over time, the Company's emphasis on non-transaction dependent revenues has created a consistently growing revenue stream. For the past three years, revenues which are of a recurring fee or time-based nature have represented nearly one third of total revenues.

      Continued strength of the securities markets and record transaction volume in fiscal 1997 and 1996 resulted in increased securities commissions for the sales of all product lines, with the largest absolute increases in mutual funds, over-the-counter stocks and annuities during the period. While the retail sales force has experienced double-digit annual growth since fiscal 1995, as illustrated below, the increased productivity of existing Financial Advisors has been an even greater factor in the growth of commission revenues.
                                               Year Ended
                            ------------------------------------------------
                               Sept. 26,% Incr.  Sept. 27,        Sept. 29,
                               1997      (Decr.)   1996   % Incr.   1995
                            ------------------------------------------------
 Number of retail Financial
   Advisors at yearend           2,825   13%       2,503     9%       2,288
 Retail commission
   revenues (000's)          $ 422,316   26%   $ 334,871    27%   $ 264,211
 Retail new issue
   sales credits (000's)     $  24,472   49%   $  16,462    40%   $  11,736
 Number of institutional
   salesmen at yearend             123  (5%)         129    10%         117
 Institutional commission
   revenues  (000's)         $  92,648    6%   $  87,616    38%   $  63,336
 Institutional new issue
   sales credits  (000's)    $  23,167   57%   $  14,727   110%   $   7,008
 Number of trades processed  2,803,000   11%   2,526,000    20%   2,104,000

      Investment banking revenues, including new issue sales credits, increased 50% in 1997 to a record $109.1 million following a 69% surge in the prior year. Fiscal years 1997 and 1996 were record years for equity underwriting activity, both in number of new issues and average offering size. In contrast, fiscal 1995 revenues reflected a partial year of much slower activity. The number of managed or co-managed underwritings and the dollar volume of these transactions were as follows: 1997 - 65 new issues for $7.8 billion; 1996 - 38 new issues for $2.7 billion; and 1995 - 24 new issues for $1.4 billion. Merger and acquisition fees, although a less significant component, have been a consistent revenue source during the past few years.

      Investment advisory fees have risen with the generally strong growth in assets under management as shown in the table below. Asset management growth has benefitted both from asset appreciation and from positive net sales during this period. For 1997, investment advisory fees included only three months of fees from Liberty, which was sold in January 1997. Since 1995, real estate assets under management have increased significantly as the Company's Raymond James Realty Advisors subsidiary has become a recognized manager of institutional real estate portfolios.


                                Sept. 26, %Incr. Sept. 27,% Incr. Sept. 29,
                                 1997    (Decr.)   1996   (Decr.)   1995
                              -----------------------------------------------
                                 (000's)         (000's)          (000's)

  Eagle Asset
    Management, Inc.          $ 3,714,407  55%  $ 2,388,922  29%  $ 1,856,284
  Heritage Family
    of Mutual Funds             3,160,910  33%    2,382,670  24%    1,921,377
  Investment Advisory Services  1,433,018  46%      980,415  17%      836,065
  Awad and Associates
    Asset Management              814,315  66%      490,477  48%      331,236
  Carillon Asset Management        53,448   5%       50,795 (28%)      70,217
                              ------------------------------------------------
    Subtotal                    9,176,098  46%    6,293,279  25%    5,015,179
  Liberty Investment
     Management, Inc.*                  -         5,468,913  14%    4,806,210
                              ------------------------------------------------
    Total Financial Assets Under
     Management               $ 9,176,098 (22%) $11,762,192  20%  $ 9,821,389
                              ================================================
  Real estate and equipment
    assets under management   $ 2,087,766  34%  $ 1,557,931  16%  $ 1,341,442
                              ================================================
   * See Note 15 of the Notes to Consolidated Financial Statements.






Net interest income continues to be a stable, growing source of earnings. A large portion of the increase has been a result of the dramatic growth in retail brokerage account balances, including resultant segregated account assets. The components of interest earnings are as follows:

                            Sept. 26,      Sept. 27,      Sept. 29,
                              1997           1996           1995
                          ---------------------------------------------------
                                     (balances in 000's)
  Margin balances:
   Average balance         $480,203        $386,422       $337,969
   Average rate                8.1%            8.2%           8.3%
                                    --------       --------       --------
                                    $ 39,087       $ 31,529       $ 27,974
  Assets segregated pursuant to
   Federal Regulations:
   Average balance           601,902        452,710        294,664
   Average rate                 5.3%           5.4%           5.7%
                                    -------        --------       --------
                                     32,148         24,538         16,813

  Stock borrowed:
   Average balance         1,004,735        947,412        761,204
   Average rate                4.8%            4.7%           4.8%
                                    --------       -------        -------
                                     48,606         44,361         36,228

  Raymond James Bank, FSB            17,739         11,980          7,197

  Other interest revenue             18,166         14,045          8,999
                                    --------       --------        -------
  Total interest revenue            155,746        126,453         97,211
                                    --------       --------        -------

  Credit interest program:
   Average balance          880,026         678,910        482,985
   Average rate                4.7%            4.8%           5.1%
                                    --------       -------        --------
                                     41,693         32,374         24,625
  Stock loaned:
   Average balance          980,000         941,937        765,799
   Average rate                4.5%            4.4%            4.4%
                                    --------       -------        --------
                                     44,238         41,165         33,867

  Raymond James Bank, FSB            12,997          7,782          4,268

  Other interest expense              2,413          2,150          1,998
                                    --------        -------        --------
  Total interest expense            101,341         83,471         64,758
                                    --------       --------       ---------
  Net interest income              $ 54,405       $ 42,982       $ 32,453
                                    ========       ========       =========
     Net trading profits have remained consistent in total from fiscal 1995 through 1997. These profits are primarily from over-the-counter equity and fixed income inventory activity. Despite a significant increase in the number of stocks for which the Company acts as a market maker, various industry changes (order execution rules, introduction of sixteenths, etc.) have limited the ability to realize a proportionate increase in trading profits.

      The increase in financial service fees in fiscal 1997 and 1996 is a combined result of the general growth of the Company's retail client base and recent dramatic growth in transaction fees arising from our retail wrap fee account programs, which have become increasingly popular as an alternative to the traditional commission-based pricing structure.

Other income in fiscal 1997 includes a gain of $2.5 million from the Compan y's sale of its former headquarters building. Recurring factors include the continuing growth in floor brokerage revenues during this active market period and a rise in property management fees as the Company's RJ Properties subsidiary has increased substantially the number of apartment units which it manages.

                                               Year Ended
                           -------------------------------------------------
                              Sept. 26, % Incr.Sept. 27,          Sept. 29,
                               1997             1996      % Incr.  1995
                           ------------------------------------------------
  Expenses:                 (000's)          (000's)              (000's)
   Employee compensation:
     Sales commissions       $346,770    24%   $279,670    32%    $211,082
     Administrative and benefit
      costs                    96,549    21%     80,092    12%      71,364
     Incentive compensation    94,091    47%     64,142    46%      43,980
        Total employee     -------------------------------------------------
         compensation         537,410    27%    423,904    30%     326,426
   Communications and information
        processing             37,491    23%     30,585    19%      25,619
   Occupancy and equipment     27,175    14%     23,927    11%      21,653
   Clearance & floor brokerage 11,708    16%     10,098    22%       8,257
   Interest                   101,341    21%     83,471    29%      64,758
   Business development        20,755    29%     16,053    13%      14,210
   Other                       31,212    24%     25,189    35%      18,688
                            --------------------------------------------------
                             $767,092    25%   $613,227    28%    $479,611
                            ==================================================
      Since several of the expense line items are explained by the fluctuation in corresponding revenues and others were relatively constant or experienced a general corporate growth rate during this period, the following discussion will focus on the expense items not falling into either of these two categories.

      Incentive compensation expenses are based on departmental, subsidiary and firm-wide profitability and reflect the record earnings in fiscal 1997 and 1996. Record underwriting activity has resulted in a dramatic increase in investment banking departmental profits, having a significant impact on incentive compensation.

      The increases in communications and information processing expense in fiscal 1997 and 1996 reflect the costs of further enhancement and expansion of the Company's systems of internal communication and information dissemination, as well as higher general business volume which gave rise to increased costs for telephone, printing and supplies.

      The increase in occupancy and equipment expense between fiscal 1996 and 1997 is predominantly the increased depreciation on additional information processing equipment. The increase also includes expenses associated with upgraded retail office space and account executive workstations, which have been a primary factor in the past two years' increases.

      The rise in other expenses is primarily the result of higher legal expenses and settlements, and increased subadvisory fees paid to unaffiliated portfolio managers in our Investment Advisory Services program.

      The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions in the U. S. and internationally. The Company has begun the process of identifying internal computer code which will require modification to become Year 2000 compliant, as well as identifying software provided by third party vendors which will require modification. The Company is also monitoring the progress of the supplier of its securities processing software and other industry suppliers in addressing this issue.

     While management has not finalized an estimate of the cost of internal system modifications, it does not believe that these costs will have a material impact on the Company's operations in fiscal 1998.

      The impact of this problem on the securities industry will be material, however, since virtually every aspect of the sale of securities and processing of transactions will be affected. Due to the enormous task facing the securities industry, and the interdependent nature of securities transactions, the Company may be adversely affected by this problem in the Year 2000 depending on whether it and the entities with whom it does business address this issue successfully.

Liquidity and Capital Resources

      Net cash from operating activities during the current year was $300,011,000. Cash was generated by increased client balances in the credit interest program and by fluctuations in various asset and liability accounts.

      Investing activities required $132,415,000 during the year. Additions to fixed assets consumed $25,456,000, of which $7.2 million was toward the construction of a third headquarters building, the remainder was for the purchase of computers, office furniture and equipment. Net purchases, sales and maturations of investments consumed $106,959,000. These investments were primarily mortgage-backed securities purchased by Raymond James Bank, FSB.

      Financing activities required $14,086,000, the result of dividends paid on the Company's common stock and repayments on a subsidiary's credit line.

      The Company has notes payable consisting of debt in the amount of $12.7 million in the form of a mortgage on its headquarters office building with a balloon payment due on December 1, 1997. The Company has refinanced the existing mortgage, as well as added additional financing for a total of $20 million. The Company has also committed to an additional borrowing of $20 million to be executed on or before July 31, 1998, upon completion of a third office building currently under construction.

      The Company has two committed lines of credit. During 1995, the parent company obtained an unsecured $50 million line for general corporate purposes. In 1996, a $50 million line was established to finance Raymond James Credit Corporation, a Regulation G subsidiary organized to provide loans collateralized by restricted or control shares of public companies. In addition, Raymond James & Associates, Inc. has uncommitted lines of credit aggregating $285,000,000.

      The Company's broker-dealer subsidiaries are subject to requirements of the SEC relating to liquidity and capital standards (see Notes to Consolidated Financial Statements).



Effects of Recently Issued Accounting Standards

      During fiscal 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125 "Accounting for Transfers and Security of Financial Assets and Extingushment of Liabilites" (FAS 125). During fiscal 1997, the FASB issued statement No. 127, which defers certain provisions of FAS 125 until January 1, 1998. The impact of adopting FAS 125 is not anticipated to have a material effect on the Company's financial position or results of operations.

      Also during fiscal 1997 the FASB issued statements No. 128 "Earnings per Share" (FAS 128), No. 130 "Reporting Comprehensive Income" (FAS 130) and No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). These statements are not anticipated to have a material effect on the Company's financial position or results of operations. However, FAS 128 requires a change in the earnings per share disclosures and FAS 130 requires additional disclosures of the items included in comprehensive income. FAS 131 requires extensive additional disclosures regarding the Company's reportable operating segments used by management to evaluate segment performance and decide how to allocate resources. The Company plans to adopt all three of these statements in fiscal 1998.

     During fiscal 1997 the Securities and Exchange Commission issued market risk disclosure requirements to enhance disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. The Company performed an entity-wide analysis of the Company's financial instruments and assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at September 26, 1997 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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


Factors Affecting "Forward-Looking Statements"

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

     (b)             QUARTERLY FINANCIAL INFORMATION

                  (In thousands, except per share data)


1997                         1st Qtr.    2nd Qtr.**   3rd Qtr.  4th Qtr.
--------------------------------------------------------------------------
Revenues                     $194,819    $249,995    $210,118  $272,675
Income before income taxes     27,998      62,128      27,945    42,444
Net income                     17,168      38,130      17,140    26,477
Net income per share*             .54        1.18         .53       .81



1996                         1st Qtr.    2nd Qtr.     3rd Qtr.  4th Qtr.
---------------------------------------------------------------------------
Revenues                     $152,026    $178,719    $198,194  $192,813
Income before income taxes     20,288      24,665      30,522    33,050
Net income                     12,541      15,313      18,582    19,542
Net income per share*             .40         .49         .59       .62

      *   Gives effect to the 3-for-2 common stock split paid on April 3, 1997

      ** Amounts include the $30.6 million gain from the sale of Liberty Investment Management, Inc. Excluding this gain, revenues were $219,349,000 and net income was $80,126,000. See Note 15 of the Notes to Consolidated Financial Statements for details.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Executive   officers  of  the  registrant  (including  its  significant subsidiaries) who are not Directors of the registrant are as follows:

          Jeffrey P. Julien   41    Vice President - Finance and Chief
                                    Financial Officer, Director and/or
                                    officer of certain RJF subsidiaries.

          Barry S. Augenbraun 58    Senior Vice President and
                                    Corporate Secretary.

          Jennifer Ackart     33    Controller.

The information required by Item 10 relating to Directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 23, 1998.


ITEMS 11,12 AND 13.

     The information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 23, 1998.


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


                                SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 19th day of December, 1997.

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

/s/ THOMAS A. JAMES           Chairman and Chief         December 19, 1997
Thomas A. James                    Executive Officer

/s/ FRANCIS S. GODBOLD        President and Director     December 19, 1997
Francis S. Godbold

/s/ M. ANTHONY GREENE         Executive Vice President   December 19, 1997
M. Anthony Greene             and Director

/s/ J. STEPHEN PUTNAM         Executive Vice President   December 19, 1997
J. Stephen Putnam             and Director

/s/ ROBERT F. SHUCK           Vice Chairman and Director December 19, 1997
Robert F. Shuck

/s/ JEFFREY P. JULIEN         Vice President - Finance   December 19, 1997
Jeffrey P. Julien             (Chief Financial Officer)

/s/ JENNIFER C. ACKART        Controller (Chief          December 19, 1997
Jennifer C. Ackart            Accounting Officer)

/s/ JONATHAN A. BULKLEY       Director                   December 19, 1997
Jonathan A. Bulkley

/s/ ANGELA BIEVER             Director                   December 19, 1997
Angela Biever

/s/ THOMAS S. FRANKE          Director                   December 19, 1997
Thomas S. Franke

/s/ HARVARD H. HILL, JR.      Director                   December 19, 1997
Harvard H. Hill, Jr.

/s/ HUNTINGTON A. JAMES       Director                   December 19, 1997
Huntington A.  James

/s/ PAUL W. MARSHALL          Director                   December 19, 1997
Paul W. Marshall

/s/ DENNIS W. ZANK            Director                   December 19, 1997
Dennis W. Zank




              RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
          INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


FINANCIAL STATEMENTS                                              PAGE(S)

  Report and Consent of Independent Certified Public
    Accountants                                                     F-3

  Consolidated Statement of Financial Condition
    as of September 26, 1997 and September 27, 1996                 F-4

  Consolidated Statement of Income for the Three Years
    Ended September 26, 1997                                        F-5

  Consolidated Statement of Changes in Shareholders' Equity
    for the Three Years Ended September 26, 1997                    F-6

  Consolidated Statement of Cash Flows
    for the Three Years Ended September 26, 1997                    F-7-8

  Summary of Significant Accounting Policies                        F-9-11

  Notes to Consolidated Financial Statements                        F-12-25




























EXHIBITS

  3.1 Amended and restated Articles of Incorporation of Raymond James Financial, Inc.as filed with the Secretary of State Florida on March 3, 1997, incorporated by reference to Exhibit 3 of Form 10Q filed on May 9, 1997.

 3.2 Amended and restated By-Laws of the Company, as of May 15, 1997. (filed electronically)

10.1   Raymond James Financial, Inc. Amended Stock Option
       Plan for Outside Directors, dated December 12, 1986, incorporated by reference to Exhibit 4.1 (b) to Registration Statement on Form S-8, No. 33-38350

10.2   Raymond James Financial, Inc. 1992 Incentive Stock
       Option Plan effective August 20, 1992, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 33-60608.

10.3   Raymond James Financial, Inc. Deferred Managment Bonus
       Plan, effective as of October 1, 1989*

10.4 Employment contract with Corporate Secretaty effective as of October 21, 1996.*

10.5 Termination and Release Agreement between Liberty Asset Management, Inc. and Raymond James Financial, Inc.*

10.6   Raymond James Financial, Inc. 1996 Stock Option Plan for
       Key Management Personnel, dated Novemer 21, 1996.
       (filed electronically)

11     Computation of Earnings per Share                           X-1

21     List of Subsidiaries                                        X-2

23     Independent Auditor's Consent                               F-3

27     Financial Data Schedule - EDGAR version only

* Incorporated by reference as filed with the Company's Form 10-K on December 23, 1996

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

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Raymond James Financial, Inc.

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and its subsidiaries at September 26, 1997 and September 27, 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Raymond James Bank, FSB, a wholly-owned subsidiary, which statements reflect total assets of $328,519,000 and $227,176,000 at September 26, 1997 and September 27, 1996, respectively, and total revenues of $17,712,000, $12,121,000 and $7,304,000 for each of the three years in the period ended September 26, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Raymond James Bank, FSB, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Tampa, Florida
November 14, 1997

Exhibit 23

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-54071, 33-60608 and 33-38390) of Raymond James Financial, Inc. of our report dated November 14, 1997 appearing on page F-2 of this Form 10-K.

PRICE WATERHOUSE LLP

Tampa, Florida
December 19, 1997


              RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                   (in thousands, except share amounts)


                                               September 26,  September 27,
                                                   1997           1996
                                               ------------------------------
ASSETS
Cash and cash equivalents                    $   196,351      $  258,206
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                          375             119
  Securities purchased under
     agreements to resell                        692,054         476,945
Securities owned:
  Trading and investment account securities       98,004         124,253
  Available for sale securities                  313,286         208,897
Receivables:
  Customers, net                                 686,339         459,180
  Stock borrowed                               1,070,944         864,140
  Brokers, dealers and clearing organizations     39,644          24,306
  Other                                           38,118          28,980
Investment in leveraged leases                    22,161          20,318
Property and equipment, net                       51,674          39,585
Deferred income taxes, net                        24,356          21,189
Deposits with clearing organizations              22,200          22,044
Prepaid expenses and other assets                 23,139          18,219
                                             ---------------------------
                                              $3,278,645      $2,566,381
                                             ===========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                 $   14,215      $   24,898
Payables:
  Customers                                    1,487,158       1,086,406
  Stock loaned                                 1,035,035         848,595
  Brokers, dealers and clearing organizations     24,954          56,928
  Trade and other                                 81,217          54,007
Trading account securities sold but not yet
 purchased                                        52,596          57,210
Accrued compensation and commissions             141,781         101,300
Income taxes payable                              18,413          10,405
                                             ----------------------------
                                               2,855,369       2,239,749
                                             ----------------------------
Commitments and contingencies (Note 9)

Shareholders' equity:
  Preferred stock; $.10 par value; authorized
   10,000,000 shares; issued and outstanding -0- share  -           -
  Common stock; $.01 par value; authorized
   50,000,000 shares; issued 32,665,720 shares       326             217
  Additional paid-in capital                      52,599          50,271
  Unrealized gain (loss) on securities available
   for sale, net of deferred taxes                   341            (791)
  Retained earnings                              377,981         289,096
                                             ----------------------------
                                                 431,247         338,793
  Less:  868,784 and 1,324,217 common shares
   in treasury, at cost                          (7,971)        (12,161)
                                             ----------------------------
                                                 423,276       326,632
                                             ----------------------------
                                              $3,278,645    $2,566,381
                                             ============================


   The accompanying Summary of Significant Accounting Policies and Notes to
           Consolidated Financial Statements are integral parts of
                 these         financial        statements.



                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share amounts)


                                                   Year Ended
                                 --------------------------------------------
                                  September 26,  September 27,  September 29,
                                      1997           1996           1995
                                 --------------------------------------------
Revenues:
  Securities commissions and fees$  514,964      $  422,487    $   327,547
  Investment banking                109,088          72,596         43,004
  Investment advisory fees           55,194          50,715         42,922
  Interest                          155,746         126,453         97,211
  Correspondent clearing              4,502           3,985          3,721
  Net trading profits                12,797          12,243         12,637
  Financial service fees             24,610          18,191         14,740
  Other                              20,060          15,082         12,288
  Gain on sale of Liberty
    Investment Management,
    Inc.(Note 15)                    30,646              -              -
                                 --------------------------------------------
                                    927,607         721,752        554,070
                                 --------------------------------------------
Expenses:
  Employee compensation             537,410         423,904        326,426
  Communications and information
    processing                       37,491          30,585         25,619
  Occupancy and equipment            27,175          23,927         21,653
  Clearance and floor brokerage      11,708          10,098          8,257
  Interest                          101,341          83,471         64,758
  Business development               20,755          16,053         14,210
  Other                              31,212          25,189         18,688
                                 --------------------------------------------
                                    767,092         613,227        479,611
                                 --------------------------------------------
Income before provision for
  income taxes                      160,515         108,525         74,459

Provision for income taxes           61,600          42,547         28,318
                                 --------------------------------------------
Net income                       $   98,915      $   65,978     $   46,141
                                 ============================================
Net income per share             $     3.06      $     2.09     $     1.49
                                 ============================================
Average common and common
  equivalent shares outstanding      32,258          31,538         31,058
                                 ============================================

   The accompanying Summary of Significant Accounting Policies and Notes to
           Consolidated Financial Statements are integral parts of
                         these financial statements.


                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (in thousands, except share amounts)




                                             Unrealized             Total
                                Add.   Ret. Gain/(Loss)             Share-
    Pref. Stock Common Stock  Pd. in Earnings on AFS    Treasury    holders'
                              Capital       Securities  Stock       Equity
     Shares Amt. Shares Amt.                            Shares Amt.
     -----------------------------------------------------------------------
Balance
at Sept.
30, 1994       21,777 $217  $52,375 $192,280         (1,283)$(17,420)$227,452
Net Income                            46,141                           46,141
Cash Divds.
($.24/share)                          (7,392)                          (7,392)
Purchase of
Treasury
Shares                                                 (234)  (3,296)  (3,296)
Employee
Stock Purchase                  139                     107    1,455    1,594
Exercise of
Stock Options                (1,974)                    247    3,377    1,403
Tax benefit-
NQOs                            145                                       145
Net unrealized
gain on AFS                                    $146                       146
       ----------------------------------------------------------------------
Balance at
Sept. 29,
1995           21,777  217   50,685  231,029    146  (1,163) (15,884) 266,193
       _____________________________________________________________________
Net Income                            65,978                           65,978
Cash Divds.
($.25/share)                          (7,911)                          (7,911)
Purchase of
Treasury
Shares                                                  (18)   (367)     (367)
Employee
Stock Purchases                585                      106   1,455      2,040
Exercise of
Stock Options               (1,250)                     192   2,635      1,385
Tax benefit-
NQOs                           251                                         251
Net unrealized
loss on AFS                                     (937)                    (937)
      ------------------------------------------------------------------------
Balance
at Sept.27,
1996           21,777  217  50,271   289,096    (791)  (883) (12,161) 326,632
      -----------------------------------------------------------------------
Net Income                            98,915                           98,915
Cash Divds.
($.31/share)                          (9,916)                          (9,916)
Employee
Stock Purchases              2,031                      145    1,649    3,680
Exercise of
Stock Options                  (11)                     211    2,541    2,530
Tax benefits-
NQOs                           308                                        308
3-for-2 stock
split        10,888   109               (109)          (342)               -
Cash paid
for fractional
shares                                    (5)                              (5)
Net unrealized
gain on AFS                                     1,132                   1,132
         ----------------------------------------------------------------------
Balance at
Sept. 26,
1997         32,665  $326  $52,599   $377,981    $341  (869) $(7,791)$423,276
         ====================================================================




     The accompanying Summary of Significant Accounting Policies and Notes to
               Consolidated Financial Statements are integral parts these financial statements.



                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                           (continued on next page)
                                                    Year Ended
                                     ----------------------------------------
                                     September 26, September 27, September 29,
                                        1997           1996           1995
                                     ----------------------------------------
Cash flows from operating activities:
  Net income                            $ 98,915     $ 65,978       $ 46,141
                                     ----------------------------------------
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization         13,312       11,299          9,673
    Unrealized loss (gain) and premium
     amortization on securities            2,009          152         (1,033)
    Gain on sale of securities                55         (199)          (489)
    Gain on sale of property and
     equipment                                55          155            117
    Provision for bad debts                 (380)          27            234
    Provision for other accruals          (6,881)      (1,690)         2,890
   Decrease (increase) in assets:
    Short-term investments                    -        34,017            500
    Securities and investments                -             -        (12,963)
    Receivables:
      Customers                        (226,779)      (62,006)       (49,358)
      Stock borrowed                   (206,804)      (88,852)       (28,016)
      Brokers, dealers and clearing
       organizations                    (15,338)       24,829        (34,725)
      Other                              (9,138)       (4,094)       (10,243)
    Trading and investment
       account securities, net           23,273       (18,992)        50,260
    Deferred income taxes                (3,167)         (209)          (396)
    Prepaid expenses and other assets    (6,919)      (11,664)        (2,689)
   Increase (decrease) in liabilities:
    Payables:
      Customers                         400,752       311,930        257,682
      Stock loaned                      186,440        62,811         14,118
      Brokers, dealers and clearing
       organizations                    (31,974)       39,386         (6,295)
      Trade and other                    34,091          (514)         6,510
    Accrued compensation                 40,481        27,933         13,853
    Income taxes payable                  8,008         4,234            258
                                     -----------------------------------------
      Total adjustments                 201,096       328,553        209,888
                                     ----------------------------------------
Net cash provided by
  operating activities                  300,011       394,531        256,029
                                     ----------------------------------------
   Cash flows from investing activities:
  Additions to property and equipment  (25,456)      (10,093)        (9,646)
  Sales of property and equipment             -             -           990
  Sales of securities                    23,655        51,050        28,805
  Purchases of securities              (178,767)     (167,512)      (92,926)
  Purchases of held to maturity
    securities                                -             -        (8,033)
Security maturations and repayments      48,153        42,213        23,157
                                     ----------------------------------------
Net cash used in investing activities  (132,415)      (84,342)      (57,653)
                                     ----------------------------------------
Cash flows from financing activities:
  Repayments on mortgage note              (193)         (176)         (159)
  Borrowings from banks                                11,990
  Repayments to banks                   (10,490)       (2,510)        2,510
  Exercise of stock options and
   employee stock purchases               6,518         3,676         3,142
  Purchase of treasury stock                  -          (367)       (3,296)
  Cash dividends on common stock         (9,916)       (7,911)       (7,392)
  Cash paid for fractional shares            (5)            -             -
                                     ----------------------------------------
Net cash provided by (used in)
 financing activities                   (14,086)         4,702       (5,195)
                                     ----------------------------------------
Net increase in cash and
 cash equivalents                       153,510       314,891        193,181
Cash and cash equivalents at
 beginning of year                      735,270       420,379        227,198
                                     ----------------------------------------
Cash and cash equivalents at end of
 year                                 $ 888,780    $  735,270      $ 420,379
                                     ========================================

Supplemental disclosures of cash flow
 information:
     Cash paid for interest           $ 100,546    $   88,599      $  57,834
                                     ========================================

     Cash paid for taxes              $  55,382    $   41,371      $  29,216
                                     ========================================

   The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are integral parts of these financial statem ents.


                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Raymond James Financial, Inc. is a holding company which, through its subsidiaries, is engaged principally in the securities brokerage business, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. In addition, it provides investment management services for retail and institutional customers and banking and trust services for retail customers. The accounting and reporting policies of Raymond James Financial, Inc. and its subsidiaries (the "Company") conform to generally accepted accounting principles, the more significant of which are summarized below:

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

Recognition of revenues

      Securities transactions and related commission revenues and expenses are recorded on a trade date basis.

      Revenues from investment banking are recorded at the time the transaction is completed and the related income is reasonably determinable. Investment banking revenues include sales credits earned in connection with the distribution of the underwritten securities. Any warrants received in connection with investment banking transactions are carried at a nominal value until such time as the warrants are exercisable and the underlying shares are salable.

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

      The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents for purposes of the consolidated statement of cash flows. These consist primarily of shares of money market funds and of U.S. Treasury Securities purchased under agreements to resell, some of which are held in special reserve accounts, and are stated at cost, which approximates market at fiscal yearend.

      It is the Company's policy to obtain possession and control of securities purchased under resale agreements. The net fair value of securities purchased under resale agreements approximates their carrying value, as such financial instruments are predominantly short-term in nature. The Company monitors the risk of loss by assessing the market value of the underlying securities as compared to the related receivable or payable, including accrued interest, and requests additional collateral where deemed appropriate. At September 26, 1997, and September 27, 1996, there were no agreements with any individual counterparties where the risk of loss exceeded 10% of shareholders' equity.

Securities owned

     The Company accounts for securities owned in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 requires investments in debt and equity securities to be classified as either "held to maturity," "trading," or "available for sale." The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen. The trading and investment account securities held by the brokerage subsidiaries are classified as trading. Investment account securities not readily marketable are carried at estimated fair value as determined by management with unrealized gains and losses included in earnings. Trading securities are carried at market value with realized and unrealized gains and losses included in earnings. Securities available for sale are carried at estimated market value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred taxes, and realized gains and losses, determined on a specific identification basis, included in earnings.

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


      Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to operations in the period incurred. Gains and losses on disposals of fixed assets are reflected in income in the period realized.

Goodwill

       Goodwill is stated at cost less accumulated amortization. Amortization of goodwill is provided using the straight-line method for financial reporting purposes over three years. Goodwill is reflected in prepaid expenses and other assets.

Correspondent clearing

      Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. The Company records clearing charges net of commissions remitted. Total commissions generated by correspondents were $21,334,000, $18,742,000 and $16,155,000, and commissions remitted totaled $16,832,000,
$14,757,000  and  $12,434,000  for  the years  ended  September  26,  1997,
September 27, 1996 and September 29, 1995, respectively.

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

Net income per share

      Net income per share is computed using weighted average common stock and common stock equivalents outstanding. Common stock equivalents include shares issuable under stock options and are determined under the treasury stock method. All per share amounts have been restated to give retroactive effect to the common stock dividend paid on April 3, 1997.

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

                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - RECEIVABLES FROM AND PAYABLES TO CUSTOMERS:

      Receivables from and payables to customers include amounts arising from normal cash and margin transactions. Securities owned by brokerage customers are held as collateral for receivables. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from customers is shown net of an allowance for doubtful accounts of approximately $824,000 and $1,204,000 as of September 26, 1997 and September 27, 1996, respectively. The Company pays interest at varying rates for qualifying customer funds on deposit awaiting reinvestment. Such funds on deposit totaled $961,857,000 and $755,281,000 at September 26, 1997 and September 27, 1996, respectively. Other funds on deposit on which the Company does not pay interest totaled $224,814,000 and $130,547,000 at September 26, 1997 and September 27, 1996, respectively. Unsecured receivables, other than affiliated company amounts which are eliminated in consolidation, are not significant.

NOTE 2 - TRADING AND INVESTMENT ACCOUNT SECURITIES (in thousands):

                           September 26, 1997          September 27, 1996
                        -----------------------------------------------------
                                        Securities                 Securities
                                         sold but                   sold but
                         Securities      not yet    Securities      not yet
                           owned        purchased     owned        purchased

Marketable:
  Stocks and warrants  $  15,212      $ 23,653      $  12,341     $ 11,177
  Municipal obligations   48,716         1,689         72,881          454
  Corporate obligations    7,681         2,504          7,894        1,536
  Government obligations  22,988        24,717         26,086       44,031
  Other                    2,644            33          4,904           12
Non-marketable               763            -             147            -
                        -----------------------------------------------------
                       $  98,004      $ 52,596      $ 124,253     $ 57,210
                        =====================================================











NOTE 3 - AVAILABLE FOR SALE SECURITIES (in thousands):

     The amortized cost and estimated market values of securities available for sale at September 26, 1997 are as follows:
                                           Gross     Gross      Estimated
                            Amortized   Unrealized Unrealized     Market
                               Cost        Gains     Losses        Value
                           --------------------------------------------------
Mortgage-backed securities:
  FNMA                        $142,966     $   307   $   (99)      $143,174
  FHLMC                        137,557         446        (5)       137,998
  GNMA                          14,457           -      (137)        14,320
U.S. Treasury Securities         7,995          30          -         8,025
U.S. Govt. Obligations           4,992           -        (8)         4,984
Corporate Investments            4,003           4        (2)         4,005
Municipal Bonds                    758           4          -           762
Other                                6          12          -            18
                           --------------------------------------------------
                              $312,734     $   803   $  (251)      $313,286
                           ==================================================


     The amortized cost and estimated market values of securities available for sale at September 27, 1996 are as follows:
                                           Gross     Gross      Estimated
                            Amortized   Unrealized Unrealized     Market
                               Cost        Gains     Losses        Value
                            -------------------------------------------------
Mortgage-backed securities:
  FNMA                        $ 75,014     $   194   $  (433)      $ 74,775
  FHLMC                         95,076         206      (246)        95,036
  GNMA                          29,053           -      (949)        28,104
U.S. Treasury Securities        11,047          24       (98)        10,973
Other                                5           4          -             9
                            -------------------------------------------------
                              $210,195     $   428   $(1,726)      $208,897
                            =================================================

      The U.S. Treasury Securities and U.S. Government Agency Obligations mature after one year and within five years.

NOTE 4 - LEVERAGED LEASES (in thousands):

      On September 24, 1993, the Company became the lessor in their first leveraged commercial aircraft transaction with a major domestic airline. On June 27, 1996, the Company entered into their second such transaction. The Company's combined equity investments represented 21% of the aggregate purchase prices; the remaining 79% was funded by public debt issues in the form of equipment trust certificates. The residual values of the aircrafts at the end of an average lease term of 20 years are projected to be an average of 10% of the original cost.
                                          September 26,  September 27,
                                              1997           1996
                                         ------------------------------------
  Rents receivable (net of principal and
     interest on the non-recourse debt)       $21,056        $21,056
  Unguaranteed residual values                 10,719         10,719
     Unearned income                           (9,614)       (11,457)
                                         ------------------------------------
  Investment in leveraged  leases              22,161         20,318
  Deferred taxes arising from leveraged leases(19,259)       (13,414)
                                         ------------------------------------
  Net investment in leveraged leases          $ 2,902        $ 6,904
                                         ====================================

NOTE 5 - PROPERTY AND EQUIPMENT (in thousands):

                                          September 26,  September 27,
                                              1997           1996
                                          -----------------------------------
Land                                         $ 9,612         $ 6,287
Buildings and improvements                    30,460          26,626
Furniture, fixtures, equipment
   and leasehold improvements                 75,374          63,280
                                          -----------------------------------
                                             115,446          96,193
Less:  accumulated depreciation
    and amortization                         (63,772)        (56,608)
                                          -----------------------------------

                                             $51,674         $39,585
                                          ==================================
NOTE 6 - BORROWINGS:

      The mortgage note payable requires monthly principal and interest payments of approximately $120,000 with a balloon payment due December 1, 1997. The mortgage bears interest at 9.75% and is secured by land, buildings and improvements with a net book value of $9,585,000 at September 26, 1997. In December 1997, the Company refinanced the existing mortgage note, as well as added additional financing for a total of $20 million. Principal maturities under this mortgage note payable for the succeeding five years are as follows: $190,275 in 1998, $303,474 in 1999, $326,610 in
2000,  $351,511  in  2001,  and $378,311 in  2002.  The  Company  has  also committed to an additional borrowing of $20 million to be executed on or before July 31, 1998, upon the completion of a third office building currently under construction. The total cost of the new building is estimated to be $30 million, of which $7.2 million had been incurred at fiscal yearend. Both mortgages will bear interest at 7.37% for a term of 10 years from the date of funding the first $20 million, with a balloon payment due on December 1, 2007. The mortgages will be secured by land, three office buildings, and improvements.

      The  Company  has  two  $50 million committed lines  of  credit  with commercial banks. Borrowings under the lines of credit bear interest at various rates (the lesser of prime rate or Fed Funds plus .5%, or LIBOR plus .75%). The lines of credit require that the Company, or one of its subsidiaries, maintain certain net worth levels, limit other leases and debt and require the Company to follow certain other sound business practices. The Company paid $63,000, $64,000 and $42,000 in loan commitment fees on these lines during fiscal years 1997, 1996 and 1995, respectively. There were borrowings of $1,500,000 and $11,989,000 at September 26, 1997 and September 27, 1996, collateralized by customer securities with a maximum loan to value of fifty percent. The interest rate on these borrowings was the one-month LIBOR rate plus .75% and ranged from 6.1% to 6.4% in 1997 and from 6.1% to 6.8% during 1996.

      The Company also maintains uncommitted lines of credit aggregating $285,000,000 with commercial banks ($200,000,000 secured and $85,000,000 unsecured). Borrowings under the lines of credit bear interest, at the Company's option, at the bank's prime rate, Fed Funds rate plus 1.25%, or LIBOR plus .75%. There were no short-term borrowings outstanding under these lines at September 26, 1997 or September 27, 1996. The interest rate on these borrowings ranged from 5.87% to 7.25% in 1997 and 5.64% to 6.50% in 1996. Loans on the secured, uncommitted lines of credit are collateralized by firm or customer margin securities.

NOTE 7 - BANK OPERATIONS AND DEPOSITS:

      On May 6, 1994, the Company chartered Raymond James Bank, FSB, ("RJ Bank") in conjunction with the purchase of the deposits of certain branches of a federal savings bank from the Resolution Trust Corporation ("RTC") for a nominal purchase price. The Company contributed $25 million in capital to fund RJ Bank's start-up.

      A summary of customer deposit accounts (in thousands) and weighted average interest rates follows:

                           September 26, 1997        September 27, 1996
                           --------------------------------------------------
                                      Weighted                  Weighted
                            Balance  Average Rate    Balance  Average Rate
Demand deposits:
  Non-interest bearing    $     610         -        $    161        -
  Interest bearing            1,665     2.33%           1,056     2.33%
Money markets                 5,383     3.94%           1,256     3.58%
Savings accounts            204,496     4.70%         155,131     4.63%
Certificates of deposit      87,731     5.68%          42,892     5.43%
   (3.00% - 9.00%)        ---------------------------------------------------
                           $299,885     4.95%        $200,496     4.78%
                          ===================================================
      The certificates of deposit mature as follows: $55,331,000 in 1998, $16,932,000 in 1999, $5,478,000 in 2000, $3,372,000 in 2001, $6,318,000 in
2002, $68,000 in 2003 and $233,000 thereafter. Certificates of deposit and savings accounts in amounts of $100,000 or more at September 26, 1997 and
September   27,  1996  were  approximately  $80,942,000  and   $43,834,000,
respectively

      A summary of loan distribution (in thousands) at September 26, 1997 and September 27, 1996 is as follows:

                                      1997            1996
                                   ---------------------------
     Residential mortgage loans     $18,190         $6,358
     Consumer loans                     115             20
                                   ---------------------------
                                     18,305          6,378

     Allowance for loan losses         (191)           (64)
     Purchase premium                   308             40
     Deferred origination fees
       and costs                         25              7
                                   --------------------------
                                    $18,447         $6,361
                                   ==========================

      Activity in the allowance for loan losses for 1997 and 1996 consists solely of the provision for loan losses. There were no actual loan losses in 1997 or 1996.

      There was no recorded investment or interest income recognized on impaired loans during 1997 and 1996, as there were no impaired loans during these periods.

      Generally, mortgage loans are secured by either first or second mortgages on residential property, and consumer loans are secured by time deposit accounts. As of September 26, 1997 and September 27, 1996, all of RJ Bank's loan portfolio was secured.

      RJ Bank is subject to various regulatory and capital requirements and was in compliance with all requirements throughout the fiscal year.

      Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), RJ Bank is subject to rules limiting brokered deposits and related interest rates. Under these rules, banks that are deemed "well-capitalized" may accept brokered deposits without restriction, and banks
deemed "adequately capitalized" may do so with a waiver from the FDIC.   An
"undercapitalized"  bank is not eligible for a waiver and  may  not  accept
brokered  deposits.   At  September  26,  1997  and  September  27,   1996,
management believes RJ Bank met the definition of the well-capitalized category.

      At September 26, 1997 and September 27, 1996, RJ Bank exceeded the tangible capital, core capital, core/leverage capital, Tier I/risk-based capital and total risk-based capital levels mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and FDICIA. At
September 26, 1997 and September 27, 1996, RJ Bank's Tier I capital to average assets ratio was 9.3% and 13.8%, respectively.


NOTE 8 - FEDERAL AND STATE INCOME TAXES (in thousands):
     The provision (benefit) for income taxes consists of:

                                                Year Ended
                                ---------------------------------------------
                                September 26,  September 27,  September 29,
                                     1997           1996           1995
                                ---------------------------------------------
Current provision:
  Federal                           $55,864         $35,473        $24,790
   State                              9,655           6,730          4,000
                                ---------------------------------------------
                                     65,519          42,203         28,790
                                ---------------------------------------------
Deferred provision (benefit):
  Federal                            (3,306)            383           (425)
   State                               (613)            (39)           (47)
                                ---------------------------------------------
                                     (3,919)            344           (472)
                                ---------------------------------------------
                                    $61,600         $42,547        $28,318
                                =============================================

      The Company's effective tax rate on pre-tax income differs from the statutory federal income tax rate due to the following:

                                                Year Ended
                                ---------------------------------------------
                                September 26,   September 27, September 29,
                                     1997           1996           1995
                                ---------------------------------------------
Provision calculated at
 statutory rates                    $56,230        $38,034        $26,061
State income taxes, net
 of federal benefit                   5,877          4,349          2,570
Other                                  (507)           164           (313)
                                ---------------------------------------------
                                    $61,600        $42,547        $28,318
                                =============================================

      The major deferred tax asset (liability) items, as computed under FAS 109, are as follows:
                                           September 26,      September 27,
                                               1997               1996
                                ---------------------------------------------
Deferred tax assets:
  Deferred compensation                       $26,653            $18,658
  Accrued expenses                             14,833             13,259
  Other                                         7,489              5,625
                                ---------------------------------------------
Total deferred tax assets                      48,975             37,542
                                ---------------------------------------------
Deferred tax liabilities:
  Aircraft leases                             (19,259)           (13,416)
  Other, net                                   (5,360)            (2,937)
                                ---------------------------------------------
Total deferred tax liabilities                (24,619)           (16,353)
                                ---------------------------------------------
Net  deferred  tax  assets                    $24,356            $21,189
                                =============================================

NOTE 9 - COMMITMENTS AND CONTINGENCIES:
      Long-term lease agreements expire at various times from 1998 through 2002. Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $7,640,000 in 1998, $6,520,000 in 1999, $5,793,000 in 2000, $5,039,000 in 2001, and $3,877,000 in 2002. Rental
expense incurred under all leases, including equipment under short-term agreements, aggregated $8,802,000, $7,589,000, and $5,481,000 in 1997, 1996
and 1995, respectively.

      The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds VI Ltd. ("RJ Tax Credit") up to $10 million upon request. Any borrowings bear interest at broker call plus 1% per annum. RJ Tax Credit is charged 1% for amounts guaranteed. The borrowings are secured by properties under development. At September 26, 1997, balances of $4,530,000 were loaned to RJ Tax Credit. At September 27, 1996 balances of $1,892,000 were guaranteed. The commitment expired in November 1997 at which time any outstanding balances were due and payable. On November 18, 1997, the Board of Directors renewed the commitment and increased the amount to $15 million expiring in November 1998.

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at September 26, 1997 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

      The Company utilizes a letter of credit and deposits with clearing organizations to satisfy margin deposit requirements. At September 26, 1997, and September 27, 1996 the Company had a letter of credit outstanding of $100,000 and customer margin securities valued at $54,448,000 and $20,599,000, respectively, on deposit with a clearing organization.

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

      The Company is a defendant or co-defendant in various lawsuits incidental to its securities business. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on discussions with counsel, the outcome of the matters will not result in a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 10 - CAPITAL TRANSACTIONS:

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. Through September 26, 1997, the Board of Directors has authorized the repurchase of a cumulative total of 8,617,500 shares of common stock, of which 7,120,000 shares have been purchased through that date.

      In February 1997, the Company's Board of Directors declared a 3-for-2 stock split in the form of a dividend. The additional shares were distributed on April 3, 1997 to shareholders of record on March 7, 1997. All references (unless otherwise noted) in the consolidated financial statements and accompanying notes to amounts per share and to the number of common shares have been restated to give retroactive effect to the stock dividend.

NOTE 11 - EMPLOYEE BENEFIT PLANS:

      The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements. Such benefits become fully vested after seven years of qualified service. The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually. The Company's deferred management bonus plan is a non-qualified plan that provides retirement benefits for employees who meet certain length of service and compensation requirements. Contributions to these plans are made in amounts approved
annually   by  the  Board  of  Directors.   Compensation  expense  includes
aggregate contributions to these plans of $15,462,000, $12,527,000, and $8,530,000 for 1997, 1996 and 1995, respectively.


Stock Compensation Plans

      At September 26, 1997 the Company has six stock-based compensation plans, which are described below. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"),the Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for these plans. If the Company had elected to recognize compensation expense based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                             1997      1996        1995
                                           -----------------------------
Net income (in thousands)     As reported  $98,915   $65,978     $46,141
                              Pro forma    $95,936   $64,902     $45,755

Net income per share          As reported  $  3.06   $  2.09     $  1.49
                              Pro forma    $  2.97   $  2.06     $  1.47

     These proforma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For disclosure purposes, the fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock option grants in 1997, 1996, and 1995, respectively: dividend yields of 1.1% for all 3 years; expected volatility of 32.2%, 31.5% and 33.0%, risk-free interest rates of 6.28%, 5.89%, and 7.17% and expected lives of 5.99, 4.89 and 4.91 years.


Fixed Stock Option Plans

      The Company has five fixed stock option plans. Under the 1982 Incentive Stock Option Plan, the Company may grant options to its employees for up to 2,850,188 shares of common stock. Under the 1992 Incentive Stock Option Plan, the Company may grant options to its management personnel for up to 1,575,000 shares of common stock. The 1992 Plan was established to replace, on substantially the same terms and conditions, the 1982 Plan. On November 18, 1997 the Board of Directors approved, subject to shareholders' approval, an amendment to add 1,500,000 shares of common stock to the number of shares authorized for option grants under the 1992 Plan. Options are granted to key administrative employees and registered representatives of Raymond James & Associates, Inc. who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time.

      Under one of the Company's non-qualified stock option plans, the Company may grant up to 1,519,500 shares of common stock to independent contractor registered representatives. Options are exercisable five years after grant date provided that the representative is still associated with the Company. Under the Company's second non-qualified stock option plan, the Company may grant up to 99,840 shares of common stock to the Company's outside directors. Options vest over a five year period from grant date provided that the director is still serving on the Board of the Company. Under the Company's third non-qualified stock option plan, the Company may grant up to 750,000 shares of common stock to key management personnel. Option terms are specified in individual agreements and expire on a date no later than the tenth anniversary of the grant date. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years.


A summary of the status of the Company's five fixed stock option plans as of September 26, 1997, September 27, 1996 and September 29, 1995 and changes during the years ending on those dates is presented below:

                         1997                  1996                  1995

                 Shares   Weighted-    Shares   Weighted-   Shares   Weighted-
                          Average               Average              Average
                  (000)   Exercise     (000)    Exercise    (000)    Exercise
                          Price                 Price                Price


Outstanding at
beginning of year 1,577,396 $11.49    1,390,262   $8.90      1,696,577  $8.06

Granted             519,917  18.82      511,050   14.70        164,438   9.89


Cancelled          (127,538) 10.76      (35,142)   9.84       (100,157)  9.27

Exercised          (277,080)  6.61     (288,774)   4.79       (370,596)  3.79
                 ____________________________________________________________
Outstanding at
end of year
                  1,692,695 $15.06     1,577,396 $11.49      1,390,262  $8.90
                 ============================================================

Options
exercisable at     240,990               476,541               191,160
year end

Weighted-average
fair value of
options granted
during the year              $ 6.41             $ 5.91                 $ 3.71



 The following table summarizes information about fixed stock options outstanding at September 26, 1997:

                      Options Outstanding           Options
                                                Exercisable
                  ----------------------------------------------------------

     Range of     Number      Weighted  Weighted   Number       Weighted
     Exercise     Outstanding Average   Average    Exercisable  Average
     Prices       at          Remaining Exercise   at           Exercise
                  9/26/97     Contractual Price    9/26/97      Price
                              Life
    ------------------------------------------------------------------------


        $  7.01-     406,751      2.57  $ 9.57   184,197      $9.59
           10.00
         $10.01-     218,101      2.37   10.84    56,793
           12.00                                              10.99
         $12.01-     525,426      3.40   14.30         -
           15.00                                               0.00
         $15.01-     116,399      4.75   15.84         -
           18.00                                               0.00
         $18.01-     348,918      5.53   18.92         -       0.00
           20.00
         $20.01-      64,500      5.26   20.08         -
           25.00                                               0.00
         $25.01-                  7.02
           50.00      12,600             25.98    -    -       0.00
       ----------------------------------------------------------------------
                   1,692,695      4.10  $15.06   240,990 $     9.96
       ======================================================================


Employee Stock Purchase Plan

      Under the 1994 Employee Stock Purchase Plan, the Company is authorized to issue up to 750,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 20 percent of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000. The purchase price of the stock is 85 percent of the market price on the day prior to the purchase date. Under the Plan, the Company sold 179,071 shares, 159,296 shares and 159,228 shares to employees in fiscal years 1997, 1996, and 1995, respectively. The compensation cost which would have been recognized for the fair value of the employees' purchase rights was calculated as the value of the 15% discount from market value.

NOTE 12 - NET CAPITAL REQUIREMENTS:

      The broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 and the rules of the securities exchanges of which Raymond James & Associates, Inc. is a member whose requirements are substantially the same. This Rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements (see Note
13). The New York Stock Exchange, Inc. may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. Net capital positions of the Company's broker-dealer subsidiaries were as follows:

                                           September 26,  September 27,
                                               1997           1996
                                           -----------------------------
Raymond James & Associates, Inc.:          (dollar amounts in thousands)
   (alternative method elected)
  Net capital as a percent of aggregate
   debit items                                   18%            26%
  Net capital                               $130,466       $127,302
  Required net capital                        14,665          9,703
                                            ----------------------------
  Excess net capital                        $115,801       $117,599
                                            ============================
Investment Management & Research, Inc.:
  Ratio of aggregate indebtedness to net
   capital                                     1.04            1.28
  Net capital                              $  7,907         $ 5,261
  Required net capital                          548             449
                                            ----------------------------
  Excess net capital                       $  7,359         $ 4,812
                                            ============================


Robert Thomas Securities, Inc.:
  Ratio of aggregate indebtedness to net
   capital                                     4.10            5.99
  Net capital                              $  2,693         $ 1,213
  Required net capital                          737             484
                                            ----------------------------
  Excess net capital                       $  1,956         $   729
                                            ============================

NOTE 13 - RESERVE REQUIREMENTS:

     Rule 15c3-3 of the Securities Exchange Act of 1934 specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve account for the exclusive benefit of customers. Amounts to be maintained, if required, are computed in accordance with a formula defined in the Rule. At September 26, 1997, Raymond James & Associates, Inc. had $692,429,000 in special reserve accounts which consisted of $692,054,000 of U.S. Treasury Securities purchased under agreements to resell and $375,000 in cash, as compared to a reserve requirement of $608,298,000 at that date. At September 27, 1996, this subsidiary had $477,064,000 in special reserve accounts which consisted of $476,945,000 of U.S. Treasury Securities purchased under agreements to resell and $119,000 in cash, as compared to a reserve requirement of $474,430,000 at that date. At September 26, 1997, such repurchase agreements were on an overnight basis with Deutsche Bank, BT Securities Corporation, First Union Capital Markets Corp., and Morgan Stanley and Company, Inc. At September 27, 1996, such repurchase agreements were on an overnight basis with Cantor Fitzgerald Partners and Eastbridge Capital, Inc. The Company monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate.

     Investment Management & Research, Inc. and Robert Thomas Securities, Inc. are exempt from the provisions of Rule 15c3-3, since they clear all transactions with and for customers on a fully disclosed basis with Raymond James & Associates, Inc.


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

      In the normal course of business, the Company purchases and sells securities as either principal or agent on behalf of its customers. If either the customer or a counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security or futures contract is different from the contract value of the transaction.

      The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed and securities loaned was $1,034,408,000 and $998,698,000, respectively,  at  September 26, 1997 and $816,362,000 and  $798,968,000,
respectively, at September 27, 1996. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (such as failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

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

      The Company has sold securities that it does not currently own and will, therefore, be obligated to purchase such securities at a future date. The Company has recorded $52,596,000 and $57,210,000 at September 26, 1997 and September 27, 1996, respectively, which represents the market value of the related securities at such dates. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year end. The Company utilizes short government obligations and equity securities to hedge long proprietary inventory positions. At September 26, 1997, the Company had $21,123,000 in short government obligations and $1,925,000 in short equity securities which represented hedge positions. At September 27, 1996, the Company had $31,203,000 in short government obligations and $512,000 in short equity securities which represented hedge positions.

      The Company enters into security transactions involving forward settlement. The Company has recorded transactions with a contract value of $196,156,000 and $18,258,000 and a market value of $195,063,000 and
$18,033,000   as   of  September  26,  1997  and  September   27,   1996,
respectively. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Company's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

      In accordance with Ehlers' employment agreement, Eagle was to receive 50% of the revenues from these accounts through December 31, 1999, while bearing none of the expenses. In addition, the Company was granted an option to purchase 20% of Liberty in the year 2000 at a predetermined price. For the years ended September 26, 1997, September 27, 1996 and September 29, 1995, Eagle recognized $2,569,000, $9,813,000 and $7,233,000, respectively, in fees from Liberty, which are included in investment advisory fees in the consolidated statement of income. At September 29, 1996, $5,004,000 due from Liberty is included in other receivables on the consolidated statement of financial condition.

      On January 2, 1997, Liberty sold substantially all of its assets to Goldman Sachs Asset Management, Inc. Accordingly, the Company received a lump sum settlement of $30.6 million for its remaining three years' interest in Liberty's revenue stream and the Company's option to purchase 20% of Liberty at a future date.

EXHIBIT 11


                        RAYMOND JAMES FINANCIAL, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)



                                                  Year Ended
                              -----------------------------------------------
                              September  26,  September 27,  September 29,
                                    1997           1996          1995
                              -----------------------------------------------
Net income                     $ 98,915 (3)      $ 65,978       $ 46,141
                              ================================================
Average number of common
 shares and equivalents
 outstanding during the
 period (1)                          31,589        31,187         30,780

Additional shares assuming
 exercise of stock options
 and warrants (1)(2)                    669           351            278
                              -----------------------------------------------
Average number of common
 shares used to calculate
 earnings per share (1)              32,258        31,538         31,058
                              ===============================================

Net  income per share               $  3.06     $    2.09       $   1.49
                              ===============================================

(1)  Gives effect to the 3-for-2 common stock split paid on April 3, 1997.

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

(3) Amount includes the gain from the sale of Liberty Investment Management, Inc. Excluding this gain net income was $80,126,000. See
     Note 15 of the Notes to Consolidated Financial Statements for details.





                                                                 EXHIBIT 21

                       RAYMOND JAMES FINANCIAL, INC.
                           LIST OF SUBSIDIARIES


  The following listing includes the registrant's subsidiaries all of which are included in the consolidated financial statements:

                                               State of
Name of Company                              Incorporation  Subsidiary of
-----------------------------------------------------------------------------
Raymond James & Associates, Inc.            Florida        Raymond James
                                                            Financial,
                                                            Inc. ("RJF")
Eagle Asset Management, Inc.                 Florida        RJF
Gateway Assignor Corp., Inc.                 Florida        RJF
Geovest                                      Florida        RJF
Heritage Asset Management, Inc.              Florida        RJF
Investment Management & Research, Inc.       Florida        RJF
Planning Corporation of America ("PCA")      Florida        Raymond James &
                                                             Associates, Inc.
                                                             ("RJA")
PCAF, Inc.                                   Florida        PCA
Raymond James Bank, FSB                      Florida        RJF
Raymond James Credit Corporation             Delaware       RJF
Raymond James International Holdings, Inc.   Delaware       RJF
Raymond James Partners, Inc.                 Florida        RJF
Raymond James Realty Advisors, Inc.          Florida        RJP
Raymond James Trust Company                  Florida        RJF
RJ Communication, Inc.                       Florida        RJF
RJ Tax Credit Funds, Inc.                    Florida        RJF
RJ Equities, Inc.                            Florida        RJF
RJ Equities-2, Inc.                          Florida        RJF
RJ Government Securities, Inc.               Florida        RJF
RJ Health Properties, Inc.                   Florida        RJF
RJ Leasing, Inc.                             Florida        RJF
RJ Leasing-2, Inc.                           Florida        RJF
RJ Medical Investors, Inc.                   Florida        RJF
RJ Mortgage Acceptance Corporation           Delaware       RJF
RJ Partners, Inc.                            Florida        RJF
RJ Properties Acquisition Corp.              Georgia        RJP
RJ Properties, Inc. ("RJP")                  Florida        RJF
RJ Realty, Inc.                              Florida        RJF
RJRD, Inc.                                   Georgia        RJP
RJ Specialist, Inc.                          Florida        RJF
RJA Municipal ABS, Inc.                      Delaware       RJF
Robert Thomas Securities, Inc.               Florida        RJF
Sound Trust Company                          Washington     RJF
Value Partners, Inc.                         Florida        RJF
Heritage International, Ltd.                 Mauritius      Raymond James
                                                             International
                                                             Holdings, Inc.
                                                             ("RJIH")
Raymond James & Associates, Ltd.             Bermuda        RJIH
Raymond James Dublin, Ltd.                   Ireland        RJIH
Raymond James Financial International, Ltd.  United Kingdom RJIH


                                                            Exhibit 3.2



              AMENDED AND RESTATED ARTICLES OF INCORPORATION
                                    OF
                       RAYMOND JAMES FINANCIAL, INC.



                                 ARTICLE I

                                   Name

     The name of this corporation shall be:  RAYMOND JAMES FINANCIAL, INC.

                                ARTICLE II

                             Term of Existence

     The duration of this corporation is to be perpetual.

                                ARTICLE III

                                 Purposes

     The principal purposes of the corporation shall be:

     To engage in and carry on a general securities brokerage and financial business.

      To underwrite, subscribe for, buy, sell, pledge, mortgage, hold and otherwise deal in stocks, bonds, obligations or securities of any private or public corporation, government or municipality, trusts, syndicates, partnerships or individuals and to do any other act or thing permitted by law for the preservation, protection, improvement or enhancement of the value of such shares of stock, bonds, securities or other obligations including the right to vote thereon.
      To undertake and carry on any business transaction or operation commonly carried on or undertaken by capitalists, promoters, financiers, contractors, merchants, commission men or agents.

       To promote or assist financially or otherwise, corporations, syndicates, partnerships, individuals or associations of all kinds and to give any guarantee in connection therewith for the payment of money or for the performance of any obligation or undertaking.

     To deal in shares, stocks, bonds, notes, debentures, or other evidence of indebtedness or securities of any domestic or foreign corporations, or mutual investment companies, either as principal, or as agent or broker, or otherwise. To acquire by lease, purchase, gift, devise, contract, concession, or otherwise, and to hold, own, develop, explore, exploit, improve, operate, lease, enjoy, control, manage, or otherwise turn to account, mortgage, grant, sell, exchange, convey, or otherwise dispose of, wherever situated, within or without the State of Florida, any and all real estate, lands, options, concessions, grants, land patents, franchises, rights, privileges, easements, tenements, estates, hereditaments, interests, and properties of every kind, nature and description whatsoever.

     To acquire, and to make payment therefor in cash or the stock or bonds of the corporation, or by undertaking or assuming the obligations and liabilities of the transferor, or in any other way, the good will, rights and property, the whole or any part of the assets, tangible or intangible, and to undertake or assume the liabilities of, any person, firm, association or corporation, to hold or in any manner dispose of the whole or any part of the property so purchased, to conduct in any lawful manner the whole or any part of the business so acquired and to exercise all of the powers necessary or convenient for the conduct and management thereof.

      To adopt, apply for, obtain, register, produce, take, purchase, exchange, lease, hire, acquire, secure, own, hold, use, operate, contract, or negotiate for, take licenses or other rights in respect of, sell, transfer, grant licenses and rights in respect of, manufacture under, introduce, sell, assign, collect the royalties on, mortgage, pledge, create liens upon, or otherwise dispose of, deal in, and turn to account, letters patent, patents, patent rights, patents applied for or to be applied for, trade-marks, trade names and symbols, distinction marks and indications of origin or ownership, copyrights, syndicate rights, inventions, discoveries, devices, machines, improvements, licenses, processes, data, and formulae of any and all kinds granted by, or recognized under or pursuant to laws of the United States of America, or of any other country or countries whatsoever, and with a view to the working and development of the same, to carry on any business, whether manufacturing or otherwise, which the corporation may think calculated, directly or indirectly, to effectuate these objects.

      To manufacture, purchase, or otherwise acquire, hold, own, sell, assign, transfer, lease, exchange, invest in, mortgage, pledge, or otherwise encumber or dispose of and generally deal and trade in and with, both within and without the State of Florida, and in any part of the world, goods, wares, merchandise, and property of every kind, nature and description.

      To enter into, make and perform contracts of every kind and description with any person, firm, association or corporation, municipality, body politic, country, territory, state, government or colony or dependency thereof.

      To borrow or raise money for any of the purposes of the corporation, without limit as to amount, and in connection therewith to grant collateral or other security either alone or jointly with any other person, firm or corporation, and to make, execute, draw, accept, endorse, discount, pledge, issue, sell or otherwise dispose of promissory notes, drafts, bills of exchange, warrants, bonds, debentures and other evidences of indebtedness, negotiable or non-negotiable, transferable or non-transferable, and to confer upon the holders of any of its obligations such powers, rights and privileges as from time to time may be deemed advisable by the Board of Directors, to the extent permitted under the General Corporation Law of the State of Florida; to lend and advance money, extend credit, take notes, open accounts and every kind and nature of evidence of indebtedness and collateral security in connection therewith.

      To purchase or otherwise acquire, hold, sell, pledge, transfer or otherwise dispose of shares of its own capital stock, provided that the funds or property of the corporation shall not be used for the purchase of its own shares of capital stock when such use would cause any impairment of the capital of the corporation and provided further, that shares of its own capital stock belonging to the corporation shall not be voted upon directly or indirectly.

      To have one or more offices, conduct and carry on its business and operations and promote its objects within and without the State of Florida, in other states, the District of Columbia, the territories, colonies and dependencies of the United States, and in foreign countries, without restriction as to place or amount, but subject to the laws of such state, district, territory, colony, dependency or country.

     To engage in any other business or businesses, whether related thereto or not, as may be approved by the Board of Directors and which businesses are permitted by law.

     In general to do any or all of the things herein set forth to the same extent as natural persons might or could do and in any part of the world, as principals, agents, contractors, trustees, or otherwise, within or without the State of Florida, either alone or in company with others, and to carry on any other business in connection therewith, whether manufacturing or otherwise, and to do all things not forbidden, and with all the powers conferred upon corporations by the laws of the State of Florida.

      It is the intention that each of the objects, purposes and powers specified in each of the paragraphs of this third article of this Certificate of Incorporation shall, except where otherwise specified, be nowise limited or restricted by reference to or inference from the terms of any other paragraph or of any other article in this Certificate of Incorporation, but that the objects, purposes and powers specified in this article and in each of the articles or paragraphs of this Certificate shall be regarded as independent objects, purposes and powers, and the enumeration of specific purposes and powers shall not be construed to restrict in any manner the general terms and powers of this corporation, nor shall the expression of one thing be deemed to exclude another, although it be of like nature. The enumeration of objects or purposes herein shall not be deemed to exclude or in any way limit by inference any powers, objects, or purposes which this corporation is empowered to exercise, whether expressly by force of the laws of the State of Florida, now or hereafter in effect, or impliedly by any reasonable construction of said law.

                                ARTICLE IV

                               Stock Clause

     Shares Authorized. The aggregate number of shares of stock which this corporation shall have authority to issue shall be fifty million (50,000,000) shares of common stock, each with a par value of one cent ($.01) and ten million (10,000,000) shares of preferred stock, each with a par value of ten cents ($.10).

                                 ARTICLE V

                    Vote to Effect Business Combination

     The affirmative vote of two-thirds (2/3) of all the shares outstanding and entitled to vote shall be required to approve any of the following:

           (a). any merger or consolidation of the corporation with or into any other corporation;
          (b). any share exchange in which a corporation, person, or entity acquires the issued or outstanding shares of stock of this corporation pursuant to a vote of stockholders;
           (c). any sale, lease, exchange or other transfer of all, or substantially all, of the assets of this corporation to any other corporation, person or entity;
           (d). any transaction similar to, or having a similar effect as, any of the foregoing transactions.

      Such affirmative vote shall be in lieu of the vote of stockholders otherwise required by law.


                                ARTICLE VI

                            Pre-Emptive Rights

     No holder of any shares of stock of the corporation shall have any pre-emptive rights whatsoever to subscribe for or acquire additional shares of the corporation of any class, whether such shares shall be hereby or hereafter authorized; and no holder of shares shall have any right to subscribe to or acquire any shares which may be held in the treasury of the corporation; nor shall any holder have a right to subscribe to or acquire any bonds, certificates of indebtedness, debentures or other securities convertible into stock, or carrying any right to purchase stock. All such additional or treasury shares or securities convertible into stock or carrying any right to purchase stock may be sold for such consideration, at such time, on such terms and to such person or persons, firms, corporations or associations as the Board of Directors may from time to time determine.

                                ARTICLE VII

                                 Directors

     A.   Number

           The business of the corporation shall be managed initially by a board of not less than three (3) directors. The number of directors may, as provided in the by-laws, be from time to time increased or decreased, but shall never be less than three (3) nor more than thirteen (13).



     B.   Interested Directors

          No contract or other transaction between this corporation and any other corporation, whether or not a majority of the shares of the capital stock of such other corporation is owned by this corporation, and no act of this corporation, shall in any way be affected or invalidated by the fact that any of the directors of this corporation are pecuniarily or otherwise interested in, or are directors or officers of, such other corporation. Any director individually, or any firm of which such director may be a member, may be a party to, or may be pecuniarily or otherwise interested in, any contract or transaction of the corporation, provided that the fact that he or such firm is so interested shall be disclosed or shall have been known to the Board of Directors, or a majority thereof. Any director of this corporation who is also a director or officer of such other corporation, or who is so interested, may be counted in determining the existence of a quorum at any meeting of the Board of Directors of this corporation that shall authorize such contract or transaction, and may vote thereat to authorize such contract or transaction, with like force and effect as if he were not such director or officer of such other corporation or not so interested.

     C.   Authority to Make Long-Term Employment Contracts

           The Board of Directors may authorize the corporation to enter into employment contracts with any executive officer for periods longer than one year, and any charter or by-law provision for annual election shall be without prejudice to the contract rights, if any, of any executive officer under such contract.

     D.   Reliance on Corporation Books

           Each officer, director, or member of any committee designated by the Board of Directors shall, in the performance of his duties, be fully protected in relying in good faith upon the books of account or reports made to the company by any of its officials or by an independent public accountant or by an appraiser selected with reasonable care by the Board of Directors or by any such committee or in relying in good faith upon other records of the company.

                               ARTICLE VIII

                                 Amendment

      These Articles of Incorporation may be amended in the manner provided by law. Every amendment shall be approved by the Board of Directors, proposed by them to the stockholders, and approved at a stockholders' meeting by a majority of the stock entitled to vote thereon; provided, however, that the provisions set forth in Article V may not be altered, amended or repealed unless such alteration, amendment or repeal is approved by the affirmative vote of two-thirds (2/3) of all of the shares outstanding and entitled to vote.




                                                         Exhibit 10.6

                       RAYMOND JAMES FINANCIAL, INC.

                          1996 STOCK OPTION PLAN
                       FOR KEY MANAGEMENT PERSONNEL

SECTION 1. PURPOSE

     This 1996 Stock Option Plan for Key Management Personnel (the "Plan") is intended as a performance incentive for key management personnel of RAYMOND JAMES FINANCIAL, INC., a Florida corporation (the "Company") or its Subsidiaries (as hereinafter defined) to enable the persons to whom options are granted (an "Optionee" or "Optionees") to acquire or increase a proprietary interest in the success of the Company. The Company intends that this purpose will be effected by the granting of non-qualified stock options ("Options"). These Options are not intended to qualify as Incentive Stock Options as described in Section 422 of the Internal Revenue Code. The term "Subsidiaries" means any corporations in which stock possessing 50% or more of the total combined voting power of all classes of stock is owned directly or indirectly by the Company.

SECTION 2. OPTIONS TO BE GRANTED AND ADMINISTRATION

     2.1    Options to be Granted.   Options granted under the Plan will be
non-qualified Options.

     2.2    Administrative by the Board.   This Plan shall be administered
by the Board of Directors of the Company (the "Board"). The Board shall have full and final authority to operate, manage and administer the Plan on behalf of the Company. This authority includes, but is not limited to (i) the power to grant options conditionally or unconditionally; (ii) the power to prescribe the form or forms of the instruments evidencing options granted under this Plan; (iii) the power to interpret the Plan; (iv) the power to provide regulations for the operation of the features of the Plan, and otherwise to prescribe regulations for interpretation, management and administration of the Plan; (v) the power to delegate responsibility for Plan operation, management and administration on such terms, consistent with the Plan, as the Board may establish; (vi) the power to delegate to other persons the responsibility for performing ministerial acts in furtherance of the Plan's purpose and (vii) the power to engage the services of persons or organizations in furtherance of the Plan's purpose, including but not limited to, banks, insurance companies, brokerage firms and consultants.

     In addition, as to each option, the Board shall have full and final authority in its discretion; (i) to determine the number of shares subject to each option; (ii) to determine the time or times at which options will be granted; (iii) to determine the option price for the shares subject to each option, which price shall be subject to the applicable requirements, if any, of Section 5.1(c) hereof; and (iv) to determine the time or times when each option shall become exercisable and the duration of the exercise period, which shall not exceed the limitations specified in Section 5.1(a).

     2.3    Appointment and Proceedings of Committee.   The Board may
appoint a Stock Option Committee (the "Committee") which shall consist of the members of the Compensation Committee of the Board. The Board may from time to time appoint members of the Committee in substitution for, or in addition to, members previously appointed, remove members (with or without cause) and fill vacancies, however caused, in the Committee. The Committee shall select one of its members as its chairman and shall hold its meetings at such times and places as it shall deem advisable. A majority of its members shall constitute a quorum, and all actions of the Committee shall be taken by a majority of its members. Any action may be taken by a written instrument signed by all of the members, and any action so taken shall be as fully effective as it had been taken by a vote of a majority of the members at a meeting duly called and held.

     2.4    Powers of Committee.   Subject to the provisions of this Plan
and the approval of the Board, the Committee shall have the power to make recommendations to the Board as to whom options should be granted, the number of shares to be covered by each option, the time or times of option grants, and the terms and condition of each option. In addition, the Committee shall have authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan, and to exercise the administrative and ministerial powers of the Board with regard to aspects of the Plan other than the granting of options. The interpretation and construction by the Committee of any provisions of the Plan, or of any option granted hereunder, and the exercise of any power delegated to it hereunder shall be final, unless otherwise determined by the Board. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any option granted hereunder.

SECTION 3. STOCK

     3.1    Shares Subject to Plans.   The stock subject to the options
granted under the Plan shall be shares of the Company's authorized but unissued common stock, par value $.01 per share or treasury shares held by the Company ("Common Stock"). The total number of shares that may be issued pursuant to options granted under the Plan shall not exceed an aggregate of 500,000 shares of Common Stock.

     3.2    Lapsed or Unexercised Options.   Whenever any outstanding
option under the Plan expires, is canceled or is otherwise terminated (other than by exercise), the shares of Common Stock allocable to the unexercised portion of such option shall be restored to the Plan and be available for the grant of other options under the Plan.

SECTION 4. ELIGIBILITY

     4.1    Eligible Optionees.   Options may be granted only to officers
and other employees of the Company or its Subsidiaries, including members of the Board who are also employees of the Company or a Subsidiary.

SECTION 5. TERMS OF THE OPTION AGREEMENTS

     5.1    Mandatory Terms.   Each option agreement shall contain such
provisions as the Board or the Committee shall from time to time deem appropriate, and shall include provisions relating to the method of exercise, payment of exercise price, adjustments or changes in the Company's capitalization and the effect of a merger, consolidation, liquidation, sale or other disposition of or involving the Company. Option agreements need not be identical, but each option agreement by appropriate language shall include the substance of all of the following provisions:

            (a)   Expiration.   Notwithstanding any other provision of the
Plan or of any option agreement, each option shall expire on the date specified in the option agreement, which date shall not be later than the tenth anniversary of the date on which the option was granted.

            (b)   Exercise.   Each option shall be deemed exercised when
(i) the Company has received written notice of such exercise in accordance with the terms of the option, (ii) full payment of the aggregate option price of the shares of Common Stock as to which the option is exercised has been made, and (iii) arrangements that are satisfactory to the Board or the Committee in its sole discretion have been made for the optionee's payment to the Company of the amount, if any, that is necessary for the Company or Subsidiary employing the optionee to withhold in accordance with applicable Federal or state tax withholding requirements. Unless further limited by the Board or the Committee in any option, the option price of any shares of Common Stock purchased shall be paid in cash, by certified or official bank check, by money order, with shares of Common Stock of the Company or by a combination of the above; provided further, however, that the Board or the Committee in its sole discretion may accept a personal check in full or partial payment of any shares of Common Stock. If the exercise price is paid in whole or in part with shares, the value of the shares surrendered shall be their fair market value on the date the option is exercised as determined in accordance with Section 5.1 (c) hereof. The Company in its sole discretion may, on an individual basis or pursuant to a general program established in connection with this Plan, lend money to an optionee, guarantee an loan to an optionee, or otherwise assist an optionee to obtain the cash necessary to exercise all or a portion of an option granted hereunder. No optionee shall be deemed to be a holder of any shares of Common Stock subject to an option unless and until a stock certificate or certificates for such shares of Common Stock are issued to such person(s) under the terms of the Plan. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights for which the record date is prior to the date such stock certificate is issued, except as expressly provided in Section 6 hereof. Unless otherwise provided in the terms of an option, an option must be exercised by the Optionee while he is an Employee and has maintained since the date of the grant of the option the continuous status as an Employee.

     Except, as may be otherwise expressly provided in the terms and conditions of the option granted to an Optionee, options granted hereunder shall terminate on the earlier to occur of the date of expiration thereof or:

            (i)   Exercise Upon Disability.   Unless otherwise provided in
the terms of an option, if an Optionee's employment terminates by reason of a permanent disability, all unexpired options held by the Optionee shall immediately vest and become fully exercisable. The Optionee shall then be entitled to exercise the option in whole or in part; provided, however, such option must be exercised within 12 months following the date that the Optionee became permanently disabled or by the expiration date of such option, whichever first occurs. An Optionee is permanently disabled if the Board determines he is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted, or can be expected to last, for a continuous period of not less than 12 months.

            (ii)  Exercise Upon Death.   Except as may otherwise be
expressly provided in the terms and conditions of the option granted to an Optionee, in the event of the death of an Optionee while in the employment of the Company and before the date of expiration of such option, all options held by the Optionee shall immediately vest and become fully exercisable. Such option shall terminate on the earlier of such date of expiration or 90 days following the date of such death. After the death of the Optionee, his executors, administrators or any person or persons to whom his option may be transferred by will or by laws of descent and distribution, shall have the right, at any time prior to such termination, to exercise the option.

          (iii) Exercise Upon Termination of Employment After Age 60. Unless otherwise provided in the terms of an option, if an Optionee's Employment terminates after attainment of age 60, all options held by the Optionee shall immediately vest and become fully exercisable if: (a) termination occurs on or after the optionee has attained age 65, the optionee shall have the right to exercise any or all outstanding options, in whole or in part, at any time from the date of termination through 90 days thereafter or the expiration date of such option, whichever first occurs: or, (b)termination occurs prior to the Optionee's attainment of age 65 but after the Optionees attainment of age 60, the Optionee shall have the right to exercise any or all outstanding Options, in whole or in part, at any time from the date of termination through 90 days thereafter or the expiration date of such option, whichever first occurs, provided that the sum of his years of service with the Company plus his age at termination from the Company equals at least 75.

            (c)  Purchase Price.   The purchase price per share of the
Common Stock under each option shall be established by the committee on the date the option is granted.

     For the purpose of the Plan, the "fair market value" per share of Common Stock on any date of reference shall be the closing Price of the Common Stock of the Company which is referred to in either clause (i), (ii) or (iii) below, on such date, or if not referred to in either clause (i),
(ii) or (iii) below, "fair market value" per share of Common Stock shall be such value as shall be determined by the Board or the Committee. For this purpose, the Closing Price of the Common Stock on any business day shall be
(i) if the Common Stock is listed or admitted for trading on any United States national securities exchange, or if actual transactions are otherwise reported on a consolidated transaction reporting system, the last reported sale price of Common Stock on such exchange or reporting system, as reported in any newspaper of general circulation, (ii) if the Common Stock is quoted on the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ"), or any similar system of automated dissemination of quotations of security prices in common use, the mean between the closing high bid and low asked quotations of Common Stock for such day on such system, or (iii) if neither clause (i) or (ii) is applicable, the mean between the high bid and low asked quotations for the common Stock as reported by the National Quotation Bureau, Incorporated if at least two securities dealers have inserted both bid and asked quotations for Common Stock on at least five of ten preceding days.


     (d)  Transferability of Options.   Unless otherwise specified in the
Option Agreement, options granted under the Plan and the rights and privileges conferred thereby may not be transferred, assigned, pledged or hypothecated in any manner (whether by operation of law or otherwise) other than by will or by applicable laws of descent and distribution, and shall not be subject to execution, attachment or similar process. Upon any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of any option under the Plan or any right or privilege conferred hereby, contrary to the provisions of the Plan, or upon the sale or levy or any attachment or similar process upon the rights and privileges conferred hereby, such option shall thereupon terminate and become null and void.

     (e)  Rights of Optionees.   No Optionee shall be deemed for any
purpose to be the owner of any share of Common Stock subject to any option unless and until (i) the option shall have been exercised pursuant to the terms thereof, (ii) the Company shall have issued and delivered certificates evidencing the shares of the Optionee, and (iii) the Optionee's name shall have been entered as a stockholder of record on the books of the Company. Thereupon, the Optionee shall have full voting, dividend and other ownership rights with respect to such shares of Common Stock.

SECTION 6.  ADJUSTMENT OF SHARES OF COMMON STOCK

     6.1  Stock Dividend or Recapitalization.   If at any time while the
Plan is in effect or unexercised options are outstanding, there shall be an increase or decrease in the number of issued and outstanding shares of Common Stock through the declaration of a stock dividend or through any recapitalization resulting in a stock split-up, combination or exchange of shares of Common Stock, then and in such event (i) appropriate adjustment shall be made in the maximum number of shares of Common Stock available for grant under the Plan, so that the same percentage of the Company's issued and outstanding shares of Common Stock shall continue to be subject to being so optioned, and (ii) appropriate adjustment shall be made in the number of shares and the exercise price per share of Common Stock hereof then subject to any outstanding option, so that the same percentage of the Company's issued and outstanding shares of Common Stock shall remain subject to purchase at the same aggregate exercise price.


     6.2  Sale or Conversion of  Shares.   Except as otherwise expressly
provided herein, the issuance by the Company of shares of its capital stock of any class, or securities convertible into shares of capital stock of any class, either in connection with direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect and no adjustment by reason thereof shall be made with respect to the number of or exercise price of shares of Common Stock then subject to outstanding options granted under the Plan.

     6.3  General.   Without limiting the generality of the foregoing, the
existence of outstanding options granted under the Plan shall not affect in any manner the right or power of the Company to make, authorize or consummate (i) any or all adjustments, recapitalizations, reorganizations or other changes in the Company's capital structure or its business; (ii) any merger or consolidation of the Company; (iii) any issue by the Company of debt securities, or preferred or preference stock that would rank above the shares subject to outstanding option; (iv) the dissolution or liquidation of the Company; (v) any sale, transfer or assignment of all or any part of the assets or business of the Company; or (vi) any other corporate act or proceeding , whether of a similar character or otherwise.

SECTION 7.  AMENDMENT OF THE PLAN

       The Board may amend the Plan at any time, and from time to time. Rights and obligations under any option granted before any amendment of the Plan shall not be altered or impaired by such amendment, except with the consent of the Optionee.

SECTION 8. NON-EXCLUSIVITY OF THE PLAN

       Neither the adoption of the Plan by the Board nor the approval of the Plan by the stockholders of the Company shall be construed as creating any limitations on the power of the Board to adopt such other arrangements as it may deem desirable, including without limitation the granting of stock options otherwise than under the Plan, and such arrangements may be either applicable generally or only in specific cases.

SECTION 9.  CONDITIONS UPON ISSUANCE

     9.1  Conditions Upon Issuance.   The obligation of the Company to sell
and deliver shares of Common Stock with respect to options granted under the Plan shall be subject to all applicable laws, rules and regulations, including all applicable federal and state securities laws, and the obtaining of all such approvals by government agencies as may be deemed necessary or appropriate by the Board or the Committee.

     9.2  Representation Required.   As a condition to the exercise of an
option, the Company may require the person exercising such option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares, if, in the option of counsel for the Company, such a representation is required by any of the aforementioned relevant provisions of law.


     9.3  Reservations of Shares.   The Company, during the term of this
Plan, will at all times reserve and keep available the number of shares as such be sufficient to satisfy the requirements of the Plan.


     9.4  Liability of  Company.   The Company or any subsidiary which is
in existence or thereafter comes into existence shall not be liable to any Optionee or other person as to:

          (a)  Non-Issuance of Shares.   The non-issuance or sale of shares
as to which the Company has been unable to obtain from any regulatory body having jurisdiction the authority deemed by the Company's counsel to be necessary to the lawful issuance and sale of any shares hereunder; and

          (b)  Tax Consequences.   Any tax consequences expected, but not
realized, by any Optionee or other person due to the exercise of any option granted hereunder.

     9.5  Governing Law.   This Plan shall be interpreted and construed in
accordance with the laws of the State of Florida.


SECTION 10. EFFECTIVE DATE OF PLAN

      The effective date of the Plan is November 21, 1996, the date on which it was approved by the Board.