Form 10-Q
period 1997-12-26
RAYMOND JAMES FINANCIAL INC
filed 1998-02-09
CIK 720005

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended December 26, 1997

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

  32,112,017 shares of Common Stock as of February 3, 1998


             RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

           Form 10-Q for the Quarter Ended December 26, 1997

                                 INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

  Item 1. Financial Statements

          Consolidated Statement of Financial Condition as of
            December 26, 1997 (unaudited) and September 26, 1997      2

          Consolidated Statement of Operations (unaudited) for the
            three month period ended December 26, 1997 and
            December 27, 1996                                         3

          Consolidated Statement of Cash Flows (unaudited) for the three months ended December 26, 1997 and December 27,1996 4

          Notes to Consolidated Financial Statements (unaudited)      5


  Item 2. Management's Financial Discussion and Analysis              7



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 3:   Restated and amended Bylaws of the Company
                      (filed electronically)
          Exhibit 11:  Computation of Earnings Per Share             11
          Exhibit 27:  Financial Data Schedule - EDGAR version only
                      (filed electronically)

     (b)  Reports on Form 8-K:  None


         All other items required in Part II have been previously filed or are not applicable for the quarter ended December 26, 1997.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (in thousands, except share amounts)

                                                  December  26,  September 26,
                                                     1997            1997
                                                   (Unaudited)
                                                  ---------------------------
ASSETS
Cash and cash equivalents                         $  158,445     $  196,351
Assets segregated pursuant to Federal Regulations:
 Cash and cash equivalents                                43            375
 Investments purchased under agreements to resell    655,670        692,054
Securities owned:
 Trading and investment account securities           157,702         98,004
 Available for sale investments                      312,103        313,286
Receivables:
 Clients, net                                        773,952        686,339
 Stock borrowed                                    1,084,870      1,070,944
 Brokers, dealers and clearing organizations          91,646         39,644
 Other                                                44,581         38,118
Investment in leveraged leases                        22,492         22,161
Property and equipment, net                           64,114         51,674
Deferred income taxes                                 27,742         24,356
Deposits with clearing organizations                  22,187         22,200
Prepaid expenses and other assets                     29,772         23,139
                                                  -------------------------
                                                  $3,445,319     $3,278,645
                                                  -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                     $   20,000     $   14,215
Payables:
 Clients                                           1,613,410      1,487,158
 Stock loaned                                      1,060,371      1,035,035
 Brokers, dealers and clearing organizations          34,198         24,954
 Trade and other                                      85,531         81,217
Trading account securities sold but not yet purchased 52,498         52,596
Accrued compensation and commissions                 113,942        141,781
Income taxes payable                                  20,475         18,413
                                                  -------------------------
                                                   3,000,425      2,855,369
                                                  -------------------------
Commitments and contingencies                              -              -

Shareholders' equity:
  Preferred stock; $.10 par value; authorized 10,000,000
   shares; issued and outstanding -0- shares               -              -
  Common stock; $.01 par value; authorized 50,000,000
   shares; issued 32,665,720 shares                      326            326
  Additional paid-in capital                          53,363         52,599
  Unrealized gain on securities available for sale,
   net of deferred taxes                                 372            341
  Retained earnings                                  397,857        377,981
                                                  ---------------------------
                                                     451,918        431,247
  Less:  750,080 and 868,784 common shares in treasury,
   at cost                                           (7,024)        (7,971)
                                                  ---------------------------
                                                     444,894        423,276
                                                  ---------------------------
                                                  $3,445,319     $3,278,645
                                                  ===========================


              See Notes to Consolidated Financial Statements.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                  (in thousands, except per share amounts)

                                      Three Months Ended
                                    December 26, December 27,
                                        1997        1996
                                    -------------------------
Revenues:
  Securities commissions and fees     $143,054   $111,495
  Investment banking                   31,271      17,910
  Investment advisory fees             16,415      14,224
  Interest                             46,190      35,878
  Correspondent clearing                1,119       1,034
  Net trading profits                   1,874       4,689
  Financial service fees                8,313       5,334
  Other                                 4,068       4,255
                                    ------------------------
Total revenues                        252,304     194,819
                                    ------------------------
Expenses:
  Employee compensation               152,486     115,316
  Communication and
    information processing              9,785       7,861
  Occupancy and equipment               7,518       6,184
  Clearance and floor brokerage         3,030       2,403
  Interest                             29,419      23,479
  Business development                  6,579       4,715
  Other                                 6,601       6,863
                                    ------------------------
Total expenses                        215,418     166,821
                                    ------------------------
Income before provision for
 income taxes                          36,886      27,998

Provision for income taxes             14,141      10,830
                                    ------------------------
Net income                           $ 22,745    $ 17,168
                                    ------------------------
Net income per share-basic           $    .71    $    .55  **
                                    ------------------------
Net income per share-diluted              .70    $    .54  **
                                    ------------------------
Cash dividends declared per
 common share                         $   .09    $   .073
                                    ------------------------
Average common shares
 outstanding-basic                     31,832      31,396  **
                                    ------------------------
Average common shares
 outstanding-diluted                   32,669      31,898  **
                                    ------------------------
** Restated in accordance with FAS 128.



               See Notes to Consolidated Financial Statements.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                               (in thousands)

                                                       Three Months Ended
                                                   December 26,  December 27,
                                                       1997          1996
                                                   ---------------------------
Cash flows from operating activities:
  Net income                                        $ 22,745       $ 17,168
  Adjustments to reconcile net income to net cash  --------------------------
   provided by operating activities:
   Depreciation and amortization                       3,596          2,903
  (Increase) decrease in assets:
   Investments                                         1,183        (19,326)
   Receivables:
     Clients, net                                    (87,613)       (21,046)
     Stock borrowed                                  (13,926)      (209,349)
     Brokers, dealers and clearing organizations     (52,002)       (20,536)
     Other                                            (6,463)         2,784
   Trading and investment account securities, net    (59,796)         2,844
   Deferred income taxes                              (3,386)         1,095
   Prepaid expenses and other assets                  (6,951)        (2,497)
  Increase (decrease) in liabilities:
   Payables:
     Clients                                         126,252        130,888
     Stock loaned                                     25,336        196,836
     Brokers, dealers and clearing organizations       9,244        (27,588)
     Trade and other                                   4,315          4,654
   Accrued compensation and commissions              (27,839)       (18,731)
   Income taxes payable                                2,062          3,345
                                                   -------------------------
     Total adjustments                               (85,988)        26,276
                                                   -------------------------
Net cash provided by (used by) operating activities (63,243)         43,444
                                                   -------------------------
Cash flows from investing activities:
  Additions to property and equipment, net          (16,036)        (6,894)
                                                   -------------------------
Cash flows from financing activities:
  Borrowings from banks                              20,000
  Repayments on notes                               (14,215)         (2,493)
  Exercise of stock options and employee stock options1,710           1,554
  Cash dividends on common stock                     (2,869)         (2,305)
  Unrealized gain on securities available for sale, net  31             482
                                                    -------------------------
Net cash provided by (used by) financing activities   4,657          (2,762)
                                                    -------------------------
Net increase (decrease) in cash and cash equivalents(74,622)         33,788
Cash and cash equivalents at beginning of period    888,780         735,270
                                                    -------------------------
Cash and cash equivalents at end of period          $814,158        $769,058
                                                    =========================
Supplemental disclosures of cash flow information:
  Cash paid for interest                            $ 29,410        $ 19,592
                                                    =========================
  Cash paid for taxes                               $ 15,465        $  6,390
                                                    =========================




              See Notes to Consolidated Financial Statements.


              RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             December 26, 1997


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

Commitments and Contingencies

      The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $15 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires on November 30, 1998, at which time any outstanding balances will be due and payable. At December 26, 1997, there were loans of $2,540,755 outstanding and guarantees of $2,241,470 outstanding.

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

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of December 26, 1997, management has Board authorization to purchase up to 1,047,500 shares at its discretion.

      At their meeting on November 18, 1997, the Company's Board of Directors declared a quarterly cash dividend of $.09 per share, payable January 6, 1998 to shareholders of record December 17, 1997.

      Also, at their November 18, 1997 meeting, the Company's Board of Directors approved an increase in authorized shares of common stock from 50 million to 100 million shares. This proposal has been included in the proxy statement for shareholder approval at the February 12, 1998 shareholders' meeting.

Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at December 26, 1997 were as follows (dollar amounts in thousands):

     Raymond James & Associates, Inc.:
        (alternative method elected)
        Net capital as a percent of aggregate debit items           18%
        Net capital                                           $146,626
        Required net capital                                   $16,398

     Investment Management & Research, Inc.:
        Ratio of aggregate indebtedness to net capital             .75
        Net capital                                             $9,172
        Required net capital                                      $458

     Robert Thomas Securities, Inc.:
        Ratio of aggregate indebtedness to net capital           1.57
        Net capital                                            $3,381
        Required net capital                                     $400


               MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any  statements  containing forward looking information should  be  read  in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 26, 1997.)


Results of Operations -  Three  months ended December 26, 1997 compared  with three months ended December 27, 1996.

      Total revenues increased 30% to $252,304,000, the Company's second highest quarter ever. Net income increased 33% to $22,745,000, setting a record for first fiscal quarter profitability.

      The 28% increase in securities commission and fee revenues is a combined result of continued strong transaction volume and a sizable increase in assets held within wrap fee accounts. While recruiting efforts have been successful, leading to a 13% increase in the number of Financial Advisors as compared to a year ago, the increased productivity of existing Financial Advisors has been at least as great a contributing factor.

      Investment banking revenues increased 75% over the prior year quarter, reflecting an increase in the number of our "lead managed" offerings. The lead manager generally receives a greater portion of the securities to distribute, resulting in higher sales credits, which are a significant component of the investment banking revenue line item. Merger and acquisition fees were also higher in the current year quarter.

      Despite the inclusion of $2.6 million in fee income in the prior year's quarter from Liberty Investment Management, investment advisory fees still managed a 15% increase. Strong investment performance by our portfolio managers over the past year has resulted in significant asset appreciation and record amounts of retail dollars raised.

                                December 26,   December 27,
                                    1997          1996       % Increase
                                 ---------------------------------------
Assets Under Management (000's):
  Eagle Asset Mgmt., Inc.        $4,137,186    $2,547,377        62%
  Heritage Family of Mutual Funds 3,310,468     2,553,579        30%
  Investment Advisory Services    1,425,051     1,057,806        35%
  Awad and Assoc. Asset Mgmt.       817,721       514,387        59%
  Carillon Asset Mgmt.               62,868        45,287        39%
    Total Financial Assets Under ---------------------------------------
      Management                 $9,753,294    $6,718,436        45%
                                 =======================================
  Tangible Assets Under Mgmt.    $2,132,790    $1,817,657        17%
                                 =======================================

      Net interest income of $16.8 million was the fourteenth consecutive quarterly record as client cash deposits and margin loan balances continued their growth. In January 1998, combined client cash balances in our money market funds, Client Interest Program and Raymond James Bank surpassed $4 billion.

      The decline in principal trading profits is primarily the result of changes in OTC equity order handling regulations, which have substantially limited the ability to earn gross trading profits from this activity.

      Financial service fees continued their rise as transaction-charge accounts maintained their rapid growth rate and our customer account base continued to increase, generating various service fees.

      Support costs, including administrative and clerical compensation, occupancy and equipment, communications and information processing and business development, have continued to increase as general business volume has increased and the Company builds the infrastructure to support future growth.

      Increased communications expense is related to a greater number of Financial Advisors, branch offices and client accounts, all of which result in increases in telephone, postage, printing and quote services. Increased information processing costs are primarily related to software expenditures and amortization, and computer maintenance and system enhancements

       Occupancy and equipment increases are largely attributable to depreciation of new computer equipment. In addition, with the opening of new Raymond James & Associates offices and expansion of other locations, including certain home office departments, rent expense has increased. To accommodate future growth, the Company is nearing completion of its third headquarters building, which is scheduled for occupancy in April 1998.
Accordingly, this facility will be a factor in future periods' occupancy costs.

      Business development costs include increased travel, lodging and sales meetings expenses.


Financial Condition

      The Company's total assets have increased to a record high since fiscal year end. This growth is the combined result of increased inventory balances and increased client cash balances, particularly in the Client Interest Program and margin loans.


Liquidity and Capital Resources

      Net cash used by operating activities for the three months was $63,243,000. The primary use was increased inventory positions.

      Investing and financing activities used $11,379,000 during the three months, with the primary uses being the construction of the third headquarters building, and the payment of cash dividends, net of increased mortgage borrowing.

      The Company has debt in the amount of $20,000,000 in the form of a mortgage on its two current headquarters buildings. During the second quarter of fiscal 1997, the Company commenced construction of a third building at its headquarters complex. The 270,000 square foot tower, including an adjacent parking garage, is scheduled for completion in March 1998. Although construction is currently being financed with internal funds, the Company has committed to an additional borrowing of $20 million to be executed on or before July 31, 1998, upon completion of the third building.

      The Company has two committed lines of credit. During 1995, the parent company obtained an unsecured $50 million line for general corporate purposes. In addition, a $50 million line was established to finance Raymond James Credit Corporation, a Regulation G subsidiary organized to provide loans collateralized by restricted or control shares of public companies. In addition, Raymond James & Associates, Inc. has uncommitted lines of credit aggregating $285 million.

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


                        RAYMOND JAMES FINANCIAL, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)


                                          Three Months Ended
                                        December 26, December 27,
                                           1997        1996
                                        -------------------------
Net income                              $22,745       $17,168
                                        =========================

Average number of common
  shares outstanding during
  the period                             31,832        31,396

Additional shares assuming
  exercise of stock
  options (1)                               837           502
                                        -------------------------
Average number of
  common shares used
  to calculate diluted
  earnings per share                     32,669        31,898
                                        ==========================
Net income per share-basic              $   .71       $   .55
                                        ==========================
Net income per share-diluted            $   .70       $   .54
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



                                   RAYMOND JAMES FINANCIAL, INC.
                                           (Registrant)




Date:   February 5, 1998           ____/s/_ Thomas A. James ______
                                          Thomas A. James
                                        Chairman and Chief
                                         Executive Officer




                                   ____/s/_ Jeffrey P. Julien ____
                                         Jeffrey P. Julien
                                     Vice President - Finance
                                    and Chief Financial Officer






















                                                     As Amended by the Board of
                                                      Directors on May 15, 1997



                             AMENDED AND RESTATED

                                    BY-LAWS

                                      OF

                         RAYMOND JAMES FINANCIAL, INC.

                                   ARTICLE I

                                    Offices

     The Company shall maintain a principal office in the State of Florida, and may also have offices in such other places either within or without the State of Florida as the Board of Directors may from time to time designate or as the business of the Company may require.

                                  ARTICLE II

                                     Seal

      The seal of the Company shall be circular in form and shall have the name of the Company on the circumference and the words "Corporate Seal Florida" in the center.
                                  ARTICLE III

                                 Stockholders

           Section 1. All meetings of the stockholders shall be held at the principal office of the Company in the City of St. Petersburg, County of Pinellas, State of Florida, or at such other place as shall be determined, within or outside the State of Florida, from time to time, by the Board of Directors, and the place at which such meeting shall be held shall be stated in the notice of the meeting. A change in the place of meeting shall not be made within sixty (60) days next before the day on which an election of directors is to be held, and a notice of any change shall be sent to each stockholder at least twenty (20) days before the election is to be held.

           Section 2. The annual meeting of the stockholders of the Company for the election of directors, and for the transaction of such other business as may properly come before the meeting, shall be held each year on the date and at the time set by the Board of Directors. If the annual meeting of the stockholders be not held as herein prescribed, the election of directors may be held at any meeting thereafter called pursuant to these By-laws.

           At the annual meeting of the stockholders of the Company, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must either be specified in the notice of meeting given by or at the direction of the Board of Directors, otherwise brought before the meeting by or at the direction of the Board of Directors, or otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a stockholder's notice must be received at the principal business office of the Company no later than the date designated for receipt of stockholders' proposals in a prior public disclosure made by the Company. If there has been no such prior public disclosure, then to be timely, a stockholder's notice must be received at the principal business office of the Company not less than sixty (60) days nor more than ninety (90) days prior to the annual meeting of stockholders; provided, however, that in the event that less than seventy (70) days' notice of the date of the meeting is given to stockholders by notice or prior public disclosure, notice by the stockholder, to be timely, must be received by the Company not later than the close of business on the tenth day following the day on which the Company gave notice or made a public disclosure of the date of the annual meeting of stockholders. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting: (a) a brief description of the business or proposal desired to be brought before the annual meeting and the reasons for conducting such business or making such proposal at the annual meeting, (b) the name and address, as they appear on the Company's records, of the stockholder proposing such business, (c) the class and number of shares of the Company's stock which are beneficially owned by the stockholder, (d) any material interest of the stockholder or any associate of the stockholder in such business or proposal and (e) the same information required by clauses (b), (c) and (d) above with respect to any other stockholder that, to the knowledge of the stockholder proposing such business, supports such proposal. Subject to the discretion vested in the chairman of the meeting under Section 8 below, no business shall be conducted at an annual meeting except in accordance with the procedures set forth in this Section 2. The chairman of an annual meeting shall, if he so determines, declare to the annual meeting that a matter of business was not properly brought before the meeting in accordance with the provisions of this Section 2, and upon such determination and declaration any such business not properly brought before the meeting shall not be transacted.


           Section 3. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the Chairman of the Board of Directors, or, upon authorization by the Board of Directors, by the President, or any Vice President and shall be called at any time by the Chairman of the Board of Directors, the President, or any Vice President, or the Secretary or the Treasurer, upon the request of stockholders owning twenty-five per cent (25%) of the outstanding stock of the Company entitled to vote at such meeting. Business transacted at all special meetings shall be confined to the objects stated in the notice of meeting.

           Section 4. Notice of the time and place of the annual meeting of stockholders or any special meeting of stockholders shall be given by mailing notice of the same at least ten (10) days and not more than sixty (60) days prior to the meeting, with postage prepaid, to each stockholder of record of the Company entitled to vote at such meeting at the address appearing on the record books of the Company. The Board of Directors may fix in advance a date, not exceeding seventy (70) days preceding the date of any meeting of stockholders, as a record date for the determination of the stockholders entitled to notice of and to vote at any such meeting.

          Section 5. A quorum at any annual or special meeting of stockholders shall consist of stockholders representing, either in person or by proxy, a majority of the outstanding capital stock of the Company entitled to vote at such meeting, except as otherwise specially provided by law or in the Certificate of Incorporation.

           Section 6. If a quorum be not present at a properly called stockholders' meeting, the meeting may be adjourned by those present, and if a notice of such adjourned meeting, sent to all stockholders entitled to vote thereat, contains the time and place of holding such adjourned meeting and a statement of the purpose of the meeting, that the previous meeting failed for lack of a quorum, and that under the provisions of this section it is proposed to hold the adjourned meeting with a quorum of those present, then, at such adjourned meeting, except as may be otherwise required by law or provided in the Certificate of Incorporation, any number of stockholders entitled to vote thereat, represented in person or by proxy, shall constitute a quorum, and the votes of a majority in interest of those present at such meeting shall be sufficient to transact business.

           Section 7. At all meetings of the stockholders every registered owner of shares entitled to vote may vote in person or by proxy and shall have one vote for each such share standing in his name on the books of the Company. At all elections of directors the voting shall be by ballot. The Board of Directors, or, if the Board shall not have made the appointment, the chairman presiding at any meeting of stockholders, shall have power to appoint one or more persons to act as inspectors or tellers to receive, canvass, and report the votes cast by the stockholders at such meeting; but no candidate for the office of director shall be appointed as inspector or teller at any meeting for the election of directors.

           Section 8. The Chairman of the Board or the President or, in their absence, a Vice President shall preside at all meetings of the stockholders; and, in the absence of the Chairman, the President and Vice President, the Board of Directors may appoint any officer to act as chairman of the meeting. The chairman of the meeting shall have broad discretion in determining the order of business at a stockholders' meeting. The chairman's authority to conduct the meeting shall include, but in no way be limited to, opening and adjourning the meeting, recognizing stockholders entitled to speak, allowing for and terminating questions by stockholders, calling for reports, stating questions and putting them to a vote, calling for nominations, determining whether any business or proposal is properly before the meeting and announcing the results of voting. The chairman also shall take such actions as are necessary and appropriate to preserve order at the meeting. The rules of parliamentary procedure need not be observed in the conduct of stockholders' meetings.

           Section 9. The Secretary of the Company shall act as secretary of all meetings of the stockholders; and, in his absence, the Chairman may appoint any person to act as secretary of the meeting.


                                  ARTICLE IV

                                   Directors

          Section 1. The management of all the affairs, property, and business of the Company shall be vested in a Board of Directors, consisting of the number of persons authorized under the Certificate of Incorporation, who shall be elected at the annual meeting of the stockholders by a plurality vote, for a term of one year, and shall hold office until their successors are elected and qualify. In addition to the powers and authorities by these By-laws and the Certificate of Incorporation expressly conferred upon it, the Board of Directors may exercise all powers of the Company and do all lawful acts and things which are not by statute or by the Certificate of Incorporation or by these By-laws directed or required to be exercised or done by the stockholders.

           Section 2. Subject to the Certificate of Incorporation, the number of directors may at any time be increased or decreased by vote of a majority of the Board of Directors at any regular or special meeting, if the notice of such meeting contains a statement of the proposed increase or decrease. In case of any such increase, the Board of Directors at any meeting shall have power to elect such additional directors to hold office until the next annual meeting of the stockholders, and until their successors are elected and qualify.

           Section 3. All vacancies in the Board of Directors, whether caused by increase in number of directors, resignation, death, or otherwise, may be filled by a majority of the remaining directors attending a meeting, even though less than a quorum be present. A director thus elected to fill any vacancy shall hold office for the unexpired term of his predecessor, and until his successor is elected and qualifies.

           Section 4. The Board of Directors may hold meetings and keep the books of the Company outside the State of Florida.

          Section 5. The annual meeting of the board of Directors, of which no notice shall be necessary, shall be held immediately following the annual meeting of the stockholders, or immediately following any adjournment thereof, for the purpose of the organization of the Board and the election or appointment of officers for the ensuing year and for the transaction of such other business as may be brought before such meeting.

           Section 6. Regular meetings of the Board of Directors may be held without notice at the principal office of the Company or at such other place or places, within or without the State of Florida, as the Board of Directors may from time to time designate.

           Section 7. Special meetings of the Board of Directors may be called at any time by the Chairman of the Board of Directors, or the President, or, in their absence, by any Vice President, or by any two directors, to be held at the principal office of the Company, or at such other place or places, within or without the State of Florida, as the directors may from time to time designate.

           Section 8. Notice of all special meetings of the Board of Directors shall be given to each director by two (2) days' service of the same by telecopier transmission, by mail, or personally.

          Section 9. At meetings of the Board of Directors the Chairman of the Board, or, in his absence, the President, or a designated Vice President shall preside. A majority of the members of the Board of Directors shall constitute a quorum for the transaction of business, but less than a quorum may adjourn any meeting from time to time until a quorum shall be present, whereupon the meeting may be held, as adjourned, without further notice. At any meeting at which every director shall be present, even though without any notice, any business may be transacted.
          Section 10. The Board of directors may establish, from time to time, a schedule of compensation for members of the Board of Directors, as well as a fixed sum and expenses of attendance for attendance at each regular or special meeting of the Board; provided that nothing herein contained shall be construed to preclude any director from serving the Company in any other capacity and receiving compensation therefor. Members of special or standing Committees may be allowed compensation for attending Committee meetings. Unless otherwise determined by the Board of Directors, directors who are employees of the Company shall not receive any compensation for service on the Board of Directors, but shall be reimbursed for expenses of attendance at meetings.

           Section 11. No contract or other transaction between the Company and one or more of its directors, or any other corporation, firm, association, or entity in which one or more of its directors are directors or officers, or are financially interested, shall be either void or voidable because of such relationship or interest, because such director or directors are present at the meeting of the Board of Directors or a Committee thereof which authorizes, approves, or ratifies such contract or transaction, or because his or their votes are counted for such purpose, if:
           (a) The fact of such relationship or interest is disclosed or known to the Board of Directors or Committee which authorizes, approves, or ratifies the contract or transaction by a vote or consent sufficient for the purpose without counting the votes or consents of such interested directors; or
           (b) The fact of such relationship or interest is disclosed or known to the shareholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent; or

           (c) The contract or transaction is fair and reasonable as to the Company at the time it is authorized by the Board of Directors, a Committee or the shareholders.

An interested director may be counted in determining the presence of a quorum at a meeting of the Board of Directors or a Committee thereof which authorizes, approves, or ratifies such contract or transaction.

          Section 12.  The Company shall:

               (a) Indemnify any person made a party to an action by or in the right of the Company to procure a judgment in its favor by reason of his being or having been a director or officer of the Company, or of any other corporation, firm, association or entity which he served as such at the request of the Company, against the reasonable expenses, including attorneys' fees, incurred by him in connection with the defense or settlement of such action, or in connection with an appeal therein, except in any case where such person is adjudged in a final adjudication to have been guilty of conduct as to which, as a matter of law, no such indemnification may be made;

                (b) Indemnify any person made a party to an action, suit or proceeding, other than one by or in the right of the Company to procure a judgment in its favor, whether civil or criminal, brought to impose a liability or penalty on such person for an act alleged to have been committed by such person in his capacity of director or officer of the Company, or of any other corporation, firm, association or entity which he served as such at the request of the Company, against judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees, incurred as a result of such action, suit or proceeding, or any appeal therein, unless the Board of Directors determines that such person did not act in good faith in the reasonable belief that such action was in the best interests of the Company. The termination of any such civil or criminal action, suit or proceeding by judgment, settlement, conviction or upon a plea of nolo contendere shall not in itself disqualify such person from indemnification except in any case where such person is adjudged in a final adjudication to have been guilty of conduct as to which, as a matter of law, no such indemnification may be made;
               (c) Advance the payment of expenses, including attorneys' fees, to any person entitled to indemnification hereunder during the pendency of any claim, action or proceeding, unless otherwise determined by the Board of Directors in any case.

The foregoing rights of reimbursement or indemnification shall not be exclusive of other rights to which any such person may otherwise be entitled and, in the event of his or her death, shall extend to his or her legal representatives.

                (d) In any instance where more than one person is entitled to reimbursement of attorneys' fees pursuant to this Section 12, the Company shall select one attorney to serve as attorney for all such persons, unless, in the opinion of the attorney selected by the Company, a conflict of interest exists which would prevent representation by that attorney of one or more persons. Notwithstanding the foregoing provision, any person may at any time decide to be represented by an attorney of his choosing, at his own expense.

           Section 13. Each officer, director, or member of any Committee designated by the Board of Directors shall, in the performance of his or her duties, be fully protected in relying on information, opinions, reports, or statements, including financial statements and other financial data, if prepared or presented by:
               (a) one or more officers or employees of the Company whom he or she reasonably believes to be reliable and competent in the matters presented;
                (b) legal counsel, public accountants, or other persons, as to matters he or she reasonably believes are within the persons' professional or expert competence; or

               (c) a Committee of the Board of Directors of which he or she is not a member, if he or she reasonably believes the Committee merits confidence.

      In discharging his or her duties, a director may consider such factors as the director deems relevant, including the long-term prospects and interests of the Company and its shareholders, and the social, economic, legal, or other effects of any action on the employees, suppliers, customers of the Company or its subsidiaries, the communities and society in which the Company or its subsidiaries operate, and the economy of the state and the nation.

           Section 14. No person shall be liable to the Company for any loss or damage suffered by it on account of any action taken or omitted to be taken by him or her as a director or officer of the Company, or of any other corporation, firm, association, or entity in which he or she serves in any position at the request of the Company, if such action was taken:

               (a)  In good faith;

                (b) With the care an ordinarily prudent person in a like position would exercise under similar circumstances; and

               (c) In a manner he or she reasonably believes to be in the best interests of the Company.


                                   ARTICLE V

                                  Committees

          Section 1. The Board of Directors may appoint from among its members an Executive Committee of not less than two nor more than nine members, one of whom shall be the Chairman of the Board, and shall designate one of such members as Chairman of the Executive Committee. The Board may also designate one or more of its members as alternates to serve as a member or members of the Executive Committee in the absence of a regular member or members. The Board of Directors reserves to itself alone the power to declare dividends, issue stock, recommend to stockholders any action requiring their approval, change the membership of any committee at any time, fill vacancies therein, and discharge any committee either with or without cause at any time. Subject to the foregoing limitations, the Executive Committee shall possess and exercise all other powers of the Board of Directors during the intervals between meetings.

           Section 2. The Board of Directors may also appoint from among its own members such other committees as the Board may determine, including an Audit Committee and a Compensation Committee, which shall in each case consist of not less than two directors, and which shall have such powers and duties as shall from time to time be prescribed by the Board.

           Section 3. A majority of the members of any committee may fix its rules of procedure. All actions by any committee shall be reported to the Board of Directors at a meeting succeeding such action and shall be subject to revision, alteration, and approval by the Board of Directors.

                                  ARTICLE VI

                                   Divisions

           Section 1. The Board of Directors of the Company may appoint individuals who may, but need not be directors, officers, or employees of the Company, to serve as members of an Advisory Board of Directors of one or more operating divisions of the company and may fix fees or compensation for attendance at meetings of any such Advisory Boards. The members of any such Advisory Board may adopt and from time to time may amend rules and regulations for the conduct of their meetings and shall keep minutes which shall be submitted to the Board of Directors of the Company. The term of office of any member of the Advisory Board of Directors shall be at the pleasure of the Board of Directors of the Company and shall expire the day of the annual meeting of the stockholders of the Company. The function of any such Advisory Board of Directors shall be to advise with respect to the affairs of the operating divisions of the Company to which it is appointed.



           Section 2. The Board of Directors of the Company, or the Chairman, may from time to time confer on the employees of the company assigned to any operating division of the Company, or discontinue, the title of President, Vice President, and any other titles deemed appropriate. Any employee so designated as an officer of an operating division shall have authorities, responsibilities, and duties with respect to his operating division corresponding to those normally vested in the comparable officer of the Company by these By-laws, subject to such limitations as may be imposed by the Board of Directors of the Company or the Chairman. The designation of any such title to an employee of an operating division of the Company shall not be permitted to conflict in any way with the executive or administrative authority of any officer of the Company and shall not constitute authorization for such person to act as an officer of the Company or to represent himself or herself as an officer of the Company.

                                  ARTICLE VII

                                   Officers

           Section 1. The Board of Directors shall elect from its own number a Chairman of the Board and shall elect a President and such Vice Presidents (who may or may not be directors, and who may be designated Executive or Senior Vice Presidents) as in the opinion of the Board the business of the Company requires, a Chief Financial Officer (who may also be a Vice President, Treasurer and Controller of the Company), a Treasurer and a Secretary; and it may elect or appoint from time to time such other or additional officers, including a Vice Chairman, a Controller and a General Counsel, and one or more Assistant Secretaries and Assistant Treasurers, as in its opinion are desirable for the conduct of the business of the Company. In its discretion the Board of Directors may leave unfilled any office except those of President, Chief Financial Officer, Treasurer, and Secretary. Any individual may hold one or more offices authorized under these By-laws.



          Section 2. The Board of Directors may authorize the Company to enter into employment contracts with any executive officer for periods longer than one year, and any provision of the Certificate of Incorporation or By-laws for annual election shall be without prejudice to the contract rights if any, of an executive officer under such a contract. Subject to his rights under any such employment contract, any officer or agent shall be subject to removal at any time by the affirmative vote of a majority of the whole Board of Directors. An officer, agent, or employee, other than officers appointed by the Board of Directors, shall hold office at the discretion of the officer appointing him.

           Section 3. The Chairman of the Board of Directors shall preside at all meetings of the Board of Directors and stockholders and shall be the Chief Executive Officer of the Company. He may appoint officers, agents, or employees other than those appointed by the Board of Directors. He may sign, execute, and deliver in the name of the Company powers of attorney, contracts, bonds, and other obligations and shall perform such other duties as may be prescribed from time to time by the Board of Directors or by the By-laws.

          Section 4. The Vice Chairman shall have such powers and perform such duties as may be assigned to him by the Board of Directors or the Chairman.

           Section 5. The President shall exercise such duties as customarily pertain to the office of President and, subject to the direction of the Chairman and Chief Executive Officer, shall have general and active supervision over the property, business, and affairs of the Company and over its several officers. In the absence of the Chairman of the Board, he shall preside at all meetings of the stockholders and at meetings of the Board of Directors.

           Section 6. Each Vice President shall have such powers and perform such duties as may be assigned by the Board of Directors, the Chairman, or the corporate officer to whom the Vice President reports. In the absence or disability of the President, the Board or the Chairman shall designate a Vice President to perform the duties and exercise the powers of the President. A Vice President may sign and execute contracts and other obligations pertaining to the regular course of his duties.
           Section 7. The Chief Financial Officer shall be responsible for the financial reporting on a consolidated basis of the Company and its subsidiaries. He or she shall perform such other duties as may be assigned by the Board of Directors or the Chairman, including duties that may otherwise be assigned to the Treasurer under these By-laws, and shall be responsible to the Chairman for the performance of the duties of the office.

           Section 8. The Controller shall be the chief accounting officer of the Company, unless that responsibility is also being fulfilled by the Chief Financial Officer. He or she shall perform such duties as shall be assigned by the Chief Financial Officer.

           Section 9. The Treasurer shall, subject to the direction of the Chairman or the Chief Financial Officer, have general custody of all the funds and securities of the Company and have general supervision of the collection and disbursement of funds of the Company. He or she shall endorse on behalf of the Company for collection checks, notes, and other obligations, and shall deposit the same to the credit of the Company in such bank or banks or depositories as the Board of Directors may designate, or shall designate others to do so. He or she may sign, with the Chairman, the President, the Chief Financial Officer, or such other person or persons as may be designated for the purpose by the Board of Directors, all bills of exchange or promissory notes of the Company. Unless such responsibilities are being fulfilled by the Chief Financial Officer or the Controller, he or she shall enter or cause to be entered regularly in the books of the Company full and accurate account of all moneys received and paid on account of the Company; shall at all reasonable times exhibit the books and accounts of the Company to any director of the Company upon application at the office of the Company during business hours; and, whenever required by the Board of Directors or the Chairman, shall render a statement of accounts. He or she shall perform such other duties as may be prescribed from time to time by the Board of Directors or by the By-laws. He or she shall give bond for the faithful performance of these duties in such sum and with such surety as shall be approved by the Board of Directors.

          Any Assistant Treasurer shall have such authority to sign and endorse checks, notes and other obligations of the Company, and open bank accounts, and such other duties and responsibilities, as shall be authorized by the Treasurer or the Chief Financial Officer.

           Section 10. The Secretary shall keep the minutes of all meetings of the stockholders and of the Board of Directors, and to the extent ordered by the Board of Directors or the Chairman, the minutes of meetings of all committees. He shall cause notice to be given of meetings of stockholders, of the Board of Directors, and of any committee appointed by the Board. He shall have custody of the corporate seal and general charge of the records, documents, and papers of the Company not pertaining to the performance of the duties vested in other officers, which shall at all reasonable times be open to the examination of any director, and shall authenticate records of the Company as required from time to time. He may sign or execute contracts with the Chairman, the President, or a Vice President thereunto authorized, in the name of the Company, and affix the seal of the Company thereto. He shall perform such other duties as may be prescribed from time to time by the Board of Directors or by the By-laws.

           Any Assistant Secretary shall have the authority to perform the duties of the Secretary and such other duties as may be assigned by the Chairman or the Secretary.

           Section 11. The General Counsel shall advise and represent the Company generally in all legal matters and proceedings and shall act as counsel to the Board of Directors and the Executive Committee. The General Counsel may sign and execute pleadings, powers of attorney pertaining to legal matters, and any other contracts and documents in the regular course of his duties.

          Section 12. In addition to such bank accounts and brokerage accounts as may be authorized in the usual manner by resolution of the Board of Directors, the Treasurer or the Controller of the Company, with the approval of any one of the Chairman, the President, or the Chief Financial Officer, may authorize such bank accounts or brokerage accounts to be opened or maintained in the name and on behalf of the Company as he or she may deem necessary or appropriate. Payments from such bank accounts shall be made upon and according to a check or draft which may be signed jointly or singly by either the manual or facsimile signature or signatures of such officers or bonded employees of the Company as shall be specified in the written instruction of the Chief Financial Officer, the Treasurer, or the Controller of the Company. With respect to any brokerage account established pursuant to this Section 12, any of the Chairman, the Chief Financial Officer, the Treasurer, the Controller or any other employee of the Company specified in written instructions by the Chief Financial Officer or Treasurer of the Company shall be fully authorized and empowered to purchase, sell, assign, transfer and deliver any and all shares of stock, bonds, debentures, notes, evidences of indebtedness or other securities owned by the Company or registered in the name of the Company, and such persons shall be authorized to make, execute and deliver any and all written instruments of assignment and transfer necessary or proper to give effect to any transaction in such brokerage account.

           Section 13. In case any office shall become vacant, the Board of Directors shall have power to fill such vacancies. In case of the absence or disability of any officer, the Board of Directors may delegate the powers or duties of any officer to another officer or a director for the time being.

           Section 14. Unless otherwise ordered by the Board of Directors, the Chairman, the President, the Chief Financial Officer, the Secretary or any officer thereunto duly authorized by the Chairman shall have full power and authority on behalf of the Company to attend and to vote at any meeting of stockholders of any corporation in which the Company may hold stock, and may exercise on behalf of the Company any and all of the rights and powers incident to the ownership of such stock at any such meeting, and shall have power and authority to execute and deliver proxies and consents on behalf of the Company in connection with the exercise by the Company of the rights and powers incident to the ownership of such stock. The Board of Directors, from time to time, may confer like powers upon any other person or persons.

           Section 15. The salaries of officers, agents, and employees though the same be directors and/or stockholders, shall be fixed by the Board of Directors.
                                 ARTICLE VIII

                                 Capital Stock

           Section 1. Certificates for stock of the company shall be in such form as the Board of Directors may from time to time prescribe and shall be signed by the Chairman of the Board or the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an assistant Treasurer, manually or in facsimile. A stock certificate signed (manually or in facsimile) by an officer of the Company shall be valid even though such person no longer holds office when the certificate is issued.

          Section 2. The Board of Directors shall have power to appoint one or more Registrars and Transfer Agents for the registration and transfer of certificates of stock of any class, and may require that stock certificates shall be countersigned and registered by one or more of such Registrars and Transfer Agents.

           Section 3. Shares of capital stock of the Company shall be transferable on the books of the Company only by the holder of record thereof in person or by duly authorized attorney, upon surrender and cancellation of certificates for a like number of shares.

           Section 4. In case any certificate for shares of the capital stock of the Company shall be lost, stolen, or destroyed, the Company may require such proof of the fact and such indemnity to be given to it and to its Transfer Agent and Registrar, if any, as shall be deemed necessary or advisable by it.

           Section 5. The Company shall be entitled to treat the holder of record of any share or shares of stock as the holder thereof in fact, and shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise expressly provided by law.



           Section 6. The Board of Directors may fix in advance a date, not exceeding 70 days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date when any change or conversion or exchange of capital stock shall go into effect, as a record date for the determination of the stockholders entitled to notice of and to vote at any such meeting, or entitled to receive payment of any such dividends, or to exercise the rights in respect to any such change, conversion, or exchange of capital stock, and in such case only stockholders of record on the date so fixed shall be entitled to such notice of and to vote at such meeting, or to receive payment of such dividend, or allotment of rights, or exercise such rights, as the case may be, and notwithstanding any transfer of any stock on the books of the Company after any such record date fixed as herein provided.


                                  ARTICLE IX

                            Miscellaneous; Dividends

           Section 1. The Board of Directors shall have power to fix, and from time to time change, the fiscal year of the company.

           Section 2. Any notice required to be given under the provisions of these By-laws or otherwise may be waived by the stockholder, director, or officer to whom such notice is required to be given.

          Section 3. The Board of Directors or any committee thereof, may take any action contemplated under these By-laws by unanimous written consent in lieu of meeting.


           Section 4. Dividends may be declared by the Board of Directors and paid to shareholders to the extent permitted by law, subject to any conditions and limitations imposed by the Certificate of Incorporation of the Company.



                                   ARTICLE X

          The Board of Directors shall have power to add any provision to or to amend or repeal any provision of these By-laws by the vote of a majority of all of the directors at any regular or special meeting of the Board, provided that a statement of the proposed action shall have been included in the notice or waiver of notice of such meeting of the Board. The stockholders may amend or repeal any provision of these By-laws by the vote of a majority of the stock at any meeting, provided that a statement of the proposed action shall have been included in the notice or waiver of notice of such meeting of stockholders.