Form 10-Q
period 1998-03-27
RAYMOND JAMES FINANCIAL INC
filed 1998-05-11
CIK 720005

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 27, 1998

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

        48,320,037 shares of Common Stock as of_May 1, 1998

             RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

             Form 10-Q for the Quarter Ended March 27, 1998

                                 INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

  Item 1. Financial Statements

          Consolidated Statement of Financial Condition as of
            March 27, 1998 (unaudited) and September 27, 1997         2

          Consolidated Statement of Operations (unaudited) for the
            three and six month periods ended March 27, 1998 and
            March 27, 1997                                            3

          Consolidated Statement of Cash Flows (unaudited) for the
            six months ended March 27, 1998 and March 27, 1997        4

          Notes to Consolidated Financial Statements (unaudited)      5


  Item 2. Management's Financial Discussion and Analysis              7



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 3:  Amendment to the Articles of Incorporation
                      as filed on March 9, 1998
                      (filed electronically)
          Exhibit 11:  Computation of Earnings Per Share             10
          Exhibit 27:  Financial Data Schedule - EDGAR version only
                      (filed electronically)

     (b)  Reports on Form 8-K:  None


         All other items required in Part II have been previously filed or are not applicable for the quarter ended March 27, 1998.



               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (in thousands, except share amounts)

                                                    March 27,   September 26,
                                                     1998           1997
                                                  __________________________
                                                   (Unaudited)
ASSETS
Cash and cash equivalents                         $  210,907     $  196,351
Assets segregated pursuant to Federal Regulations:
 Cash and cash equivalents                                75            375
 Investments purchased under agreements to resell    823,625        692,054
Securities owned:
 Trading and investment account securities           248,549         98,004
 Available for sale investments                      331,336        313,286
Receivables:
 Clients                                             767,973        686,339
 Stock borrowed                                    1,542,790      1,070,944
 Brokers, dealers and clearing organizations          30,861         39,644
 Other                                                42,052         38,118
Investment in leveraged leases                        22,803         22,161
Property and equipment, net                           70,485         51,674
Deferred income taxes                                 30,722         24,356
Deposits with clearing organizations                  22,187         22,200
Prepaid expenses and other assets                     27,676         23,139
                                                  _________________________
                                                  $4,172,041     $3,278,645
                                                  _________________________
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                     $   19,930      $  14,215
Payables:
 Clients                                           1,843,088      1,487,158
 Stock loaned                                      1,458,131      1,035,035
 Brokers, dealers and clearing organizations          65,091         24,954
 Trade and other                                      83,585         81,217
Trading account securities sold but not yet purchased102,820         52,596
Accrued compensation                                 114,024        141,781
Income taxes payable                                  13,998         18,413
                                                  _________________________
                                                   3,700,667      2,855,369
                                                  _________________________
Commitments and contingencies

Shareholders' equity:
  Preferred stock; $.10 par value; authorized 10,000,000
   shares; issued and outstanding -0- shares               -              -
  Common stock; $.01 par value; authorized 100,000,000
   shares; issued 48,997,995 shares                      490            326
  Additional paid-in capital                          55,182         52,599
  Unrealized gain on securities available for sale, net
   of deferred taxes                                     326            341
  Retained earnings                                  419,642        377,981
                                                  _________________________
                                                     475,640        431,247
  Less:  694,620 and 1,303,176 common shares in treasury,
   at cost                                           (4,266)        (7,971)
                                                 __________________________
                                                     471,374        423,276
                                                 __________________________
                                                  $4,172,041     $3,278,645
                                                 ==========================


              See Notes to Consolidated Financial Statements.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                  (in thousands, except per share amounts)

                               Three Months Ended       Six Months Ended
                               March 27,  March 27,     March 27,   March 27,
                                  1998       1997          1998       1997
                               ____________________________________________
Revenues:
  Securities commissions and fees $157,626  $130,341     $302,489  $241,836
  Investment banking                28,338    24,119       59,609    42,029
  Investment advisory fees          17,583    12,139       33,998    26,363
  Interest                          48,606    37,686       94,796    73,564
  Correspondent clearing             1,100     1,202        2,219     2,236
  Net trading profits                3,035     4,022        4,909     8,711
  Financial service fees             6,858     5,685       13,362    11,019
  Gain on sale of Liberty Inv. Mgmt.     -    30,646            -    30,646
  Other                              4,392     4,155        8,460     8,410
                                  _________________________________________
Total revenues                     267,538   249,995      519,842   444,814
                                  _________________________________________
Expenses:
  Employee compensation            159,167   132,465      311,653   247,781
  Communications and
    information processing          10,817     9,207       20,602    17,068
  Occupancy and equipment            7,916     6,633       15,434    12,817
  Clearing and floor brokerage       2,767     3,102        5,796     5,505
  Interest                          31,268    25,068       60,687    48,547
  Business development               8,042     4,712       14,621     9,427
  Other                              7,027     6,680       13,628    13,543
                                  _________________________________________
Total expenses                     227,004   187,867      442,421   354,688
                                  _________________________________________
Income before provision for
 income taxes                       40,534    62,128       77,421    90,126

Provision for income taxes          15,834    23,998       29,976    34,828
                                  _________________________________________
Net income                        $ 24,700  $ 38,130     $ 47,445  $ 55,298
                                  =========================================
Net income per share-basic*       $   .51   $   .81**    $   .99   $ 1.17**
                                  _________________________________________
Net income per share-diluted*     $   .50   $   .79**    $   .96   $ 1.15**
                                  _________________________________________
Cash dividends declared per
 common share*                    $  .060   $  .053      $   .120  $   .102
                                  _________________________________________
Average common equivalent
 shares outstanding-basic*         48,158    47,362**    47,953    47,229**
                                  _________________________________________
Average common equivalent          49,515    48,410**    49,233    48,097**
 shares outstanding-diluted*
                                  _________________________________________
* Gives effect to the two 3-for-2 stock splits paid to shareholders in April 1997 and April 1998.
** Restated in accordance with FAS 128.


                See Notes to Consolidated Financial Statements.


                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)
                                                        Six Months Ended
                                                      March 27,    March 27,
                                                        1998          1997
                                                  _________________________
Cash flows from operating activities:
  Net income                                      $   47,445       $ 55,298
                                                  _________________________
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                       7,429          6,224
  (Increase) decrease in assets:
   Available for sale investments                   (18,050)       (28,692)
   Deposits with clearing organizations                   13          1,171
   Receivables:
     Clients                                        (81,634)       (86,002)
     Stock borrowed                                (471,846)      (148,305)
     Brokers, dealers and clearing organizations       8,783        (4,831)
     Other                                           (3,934)          7,795
   Trading and investment account securities, net  (100,321)          8,751
   Deferred income taxes                             (6,366)          (406)
   Prepaid expenses and other assets                 (5,179)        (2,291)
  Increase (decrease) in liabilities:
   Payables:
     Clients                                         355,930        242,097
     Stock loaned                                    423,096        146,511
     Brokers, dealers and clearing organizations      40,137          8,924
     Trade and other                                   2,368          6,994
   Accrued compensation                             (27,757)       (14,639)
   Income taxes payable                              (4,415)          8,270
                                                 __________________________
     Total adjustments                              118,254         151,571
                                                 __________________________
Net cash provided by operating activities           165,699         206,869
                                                 __________________________
Cash flows from investing activities:
  Additions to property and equipment, net          (26,240)       (12,366)
                                                 __________________________
Cash flows from financing activities:
  Borrowings from banks and financial institutions    20,000
  Repayments on notes                               (14,285)        (4,802)
  Exercise of stock options and employee stock purchases
                                                       6,452         3,644
  Cash dividends on common stock                     (5,768)        (4,838)
  Cash in lieu of fractional shares                     (16)            (5)
  Unrealized (loss) on securities
    available for sale, net                             (15)          (110)
                                                 ___________________________
Net cash provided by (used) in financing activities     6,368        (6,111)
                                                 ___________________________
Net increase in cash and cash equivalents            145,827        188,392
Cash and cash equivalents at beginning of period     888,780        735,270
                                                 ___________________________
Cash and cash equivalents at end of period       $1,034,607       $923,662
                                                 ===========================
Supplemental disclosures of cash flow information:
  Cash paid for interest                         $   58,762       $ 47,129
                                                 ===========================
  Cash paid for taxes                            $   40,756       $ 26,964
                                                 ===========================
              See Notes to Consolidated Financial Statements.


            RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 27, 1998


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

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $15 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires on November 30, 1998, at
which time any outstanding balances will be due and payable.   At  March  27,
1998, there were loans of $3,906,000 and guarantees of $1,329,000 outstanding.

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

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of March 27, 1998, management has Board authorization to purchase up to 1,571,250 shares.

      At their meeting on February 13, 1998, the Company's Board of Directors declared a 3-for-2 stock split. The additional shares were distributed on April 2, 1998, to shareholders of record on March 10, 1998. All references in the consolidated financial statements to amounts per share and to the average number of shares outstanding have been restated to give retroactive effect to the stock split. Also at their meeting on February 13, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $.06 per post-split share.

Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, shall not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at March 27, 1998 were as follows (dollar amounts in thousands):

     Raymond James & Associates, Inc.:
        (alternative method elected)
        Net capital as a percent of aggregate debit items       16.00%
        Net capital                                           $140,332
        Required net capital                                   $17,091

     Investment Management & Research, Inc.:
        Ratio of aggregate indebtedness to net capital             .89
        Net capital                                             $9,796
        Required net capital                                      $579

     Robert Thomas Securities, Inc.:
        Ratio of aggregate indebtedness to net capital            1.71
        Net capital                                             $5,179
        Required net capital                                      $590


               MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 26, 1997).


Results of Operations -  Three  months ended March 27, 1998 compared with three months ended March 27, 1997.

     The Company continues to enjoy extraordinary market conditions, benefiting all segments of its business. In the second fiscal quarter, revenues increased 7% to $267,538,000, even with $30,646,000 from the sale of Liberty Investment Management included in last year's comparable quarter, and net income was $24,700,000, down from $38,130,000 last year, which included a net gain of $18,789,000 from the sale of Liberty. Exclusive of the Liberty transaction, revenues and net income increased 22% and 28%, respectively.

      The Company's transaction volume and resultant commission revenues set another record for the quarter, increasing 21% over last year's quarter. Sales of equities and annuities were exceptionally strong. A 14% increase in the number of Financial Advisors was complemented by increased productivity to attain the overall increase.

      Despite a slowdown in new issue activity during the quarter, investment banking revenues exceeded last year's quarter as a result of larger offerings and increased merger and acquisition fees in the current year.

      Investment advisory fees have increased 45% due to increased assets under management as shown below. Both asset appreciation and record retail sales volumes have contributed to the increases.

                                       March 27,      March 27,  % Increase
                                         1998           1997      (Decrease)
                                    ______________________________________
Assets Under Management (000's):

  Eagle Asset Management, Inc.        $4,889,000    $2,705,000       81%
  Heritage Family of Mutual Funds      3,711,000     2,816,000       32%
  Investment Advisory Services         1,425,000     1,169,000       22%
  Awad and Associates Asset Management   859,000       545,000       58%
  Carillon Asset Management               60,000        43,000       40%
                                     ___________________________________
  Total Financial Assets Under
      Management
                                      $10,944,000    $7,278,000      50%
                                     ===================================
  Tangible Assets Under Management    $ 2,108,530    $1,843,909      14%
                                     ===================================

      When the Company's largest institutional real estate asset management client elected to transfer its real estate holdings, the Company chose to exit the institutional real estate business and subsequent to quarter end sold almost all of the assets of its RJ Properties subsidiary for a profit of $1.7 million, which will be recorded in the June quarter. As a result, the Company will no longer perform asset management for $1.2 billion of tangible assets included above or property management for the 34 properties formerly managed. During fiscal 1997 and the first six months of 1998, these operations generated $2.7 million and $1.1 million, respectively, in investment advisory fees, and $2.5 million and $1.5 million, respectively, in property management fees (included in other income).

      Effective in April, Carillon Asset Management is no longer being offered. The holders of assets in these managed accounts, which invested in closed-end funds, have transferred the assets to other objectives within the asset management group.
      Net interest income of $17.3 million was 37% higher than the prior year and established a fifteenth consecutive quarterly record. Growth in customer deposit and margin loan balances accounted for most of the increase.

      The decline in principal trading profits is primarily the result of the changes in OTC equity trading and order handling rules, which have substantially limited the ability to earn gross trading profits from this activity.

      Financial service fees continue to increase with the growth in the number of accounts which generate administrative fees for the Company such as IRA accounts, trust accounts and Passport (wrap fee) accounts.

      The largest portion of the increase in employee compensation continues to be in registered representative compensation, a direct result of increased securities commissions and investment banking revenues. In addition, administrative and clerical compensation continued to rise as additional staff were hired in order to support the Company's growth.

      Increased business development expenses includes additional advertising for brand recognition and recruiting purposes, as well as costs associated with general overall growth.


Results of Operations -  Six  months  ended  March 27, 1998 compared  with  six months ended March 27, 1997.

     Revenues for the six months ended March 27, 1998, exclusive of the Liberty sale, were up 26% to $519,842,000, while net income increased 30% to $47,445,000, or $.96 per diluted share from $.76.

     (The underlying reasons for most of the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the six month comparison. Therefore, this section is limited to the discussion of additional factors influencing the comparative six month results.)

      Investment banking revenues are markedly higher in the current year, particularly as a result of the first quarter. Merger and acquisition fees are $10.6 million for the first six months of 1998 versus $3.9 million for the comparable period in fiscal 1997. For the six months, the Company has lead managed 8 offerings versus 6 offerings in the first half of fiscal 1997.

Financial Condition

      The Company's total assets have increased 27% since fiscal year end, surpassing $4 billion for first time. Most of the rise was due to increases in matched-book stock loan program balances, inventory balances and customer cash balances in the client interest program. Customer cash balances are reflected as a customer payable, and the corresponding assets are either customer receivables (margin loans) or assets segregated pursuant to Federal Regulations.


Liquidity and Capital Resources

      Net cash provided by operating activities for the six months was $165,699,000. The primary source of this increase was the aforementioned increased customer cash balances, which does not give rise to cash available for use in normal operations due to regulatory segregation requirements.



     Investing and financing activities used $19,872,000 during the six months, the primary uses being purchases of property and equipment (notably the costs incurred for the construction of the Company's third building at its corporate headquarters complex), the payment of cash dividends, and repayments of bank loans. Sources included increased mortgage financing, employee stock purchases and exercises of stock options.

      The Company has debt in the amount of $19,930,000 in the form of a mortgage on the first two buildings at its corporate headquarters complex. The construction of the third building, including an adjacent parking garage, is near completion. Construction is currently being financed with internal funds, however, the Company has committed to an additional borrowing of $20 million to be executed on or before July 31, 1998.

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

Year 2000 Compliance

      The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions in the U.S. and internationally. The Company has begun the process of identifying internal computer code which will require modification to become Year 2000 compliant, as well as identifying software provided by third party vendors which will require modification. The Company is also monitoring the progress of the supplier of its securities processing software and other industry suppliers in addressing this issue.

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











EXHIBIT 11


                        RAYMOND JAMES FINANCIAL, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)


                             Three Months Ended          Six Months Ended
                            March 27,   March 27,      March 27,   March 27,
                              1998        1997           1998        1997
                            _________________________________________________
Net income                  $24,700     $38,130       $47,445     $55,298
                            =================================================

Average number of common
  shares and equivalents
  outstanding during the
  period (3)                 48,158     47,362 (2)     47,953       47,229 (2)

Additional shares assuming
  exercise of stock
  options (1)(3)              1,357      1,048 (2)      1,280          868 (2)
                            --------------------------------------------------
Average number of
  common shares used
  to calculate diluted
  earnings per share (3)     49,515      48,410 (2)     49,233       48,097 (2)
                            ==================================================
Net income per share-basic (3)
                             $  .51      $  .81 (2)    $  .99       $ 1.17 (2)
                            ==================================================
Net  income per share-diluted(3)
                             $  .50      $  .79 (2)    $  .96       $ 1.15 (2)
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

(2)  Restated in accordance with FAS 128.

(3) Gives effect to the 3-for-2 stock splits paid to shareholders April 3, 1997 and April 2, 1998.

                                  SIGNATURES








      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   RAYMOND JAMES FINANCIAL, INC.
                                           (Registrant)




Date:    May 7, 1998                  /s/ THOMAS A. JAMES_______
                                          Thomas A. James
                                        Chairman and Chief
                                         Executive Officer




                                     /s/ JEFFREY P. JULIEN______
                                         Jeffrey P. Julien
                                     Vice President - Finance
                                        and Chief Financial
                                              Officer






























                             ARTICLES OF AMENDMENT
                                      TO
                           ARTICLES OF INCORPORATION
                                      OF

                         Raymond James Financial, Inc.


Pursuant to the provisions of section 607.1006, Florida Statutes, this Florida profit corporation adopts the following articles of amendment to its articles of incorporation:

FIRST: Amendment(s) adopted: (indicate article number(s) being amended, added or deleted)

                                  ARTICLE IV
                                 Stock Clause

Shares Authorized. The aggregate number of shares of stock which this Corporation shall have authority to issue shall be one hundred million (100,000,000) shares of common stock, each with a par value of one cent($.01) and ten million (10,000,000) shares of preferred stock, each with a par value of ten cents ($.10).





SECOND: If an amendment provides for an exchange, reclassification or cancellation of issued shares, provisions for implementing the amendment if not contained in the amendment itself, are as follows:

THIRD:  The date of each amendment's adoption: February 12, 1998

FOURTH: Adoption of Amendment(s) (CHECK ONE)

       X The amendment(s) was/were approved by the shareholders. The number of votes cast for the amendment(s) was/were sufficient for approval.

          The amendment(s) was/were approved by the shareholders through voting groups. The following statement must be separately provided for each voting group entitled to vote separately on the amendment(s):

               "The number of votes cast for the amendment(s) was/were
sufficient for      approval by _____________________________,"
                                             voting group

          The amendment(s) was/were adopted by the board of directors without shareholder action and shareholder action was not required.

          The amendment(s) was/were adopted by the incorporators without shareholder action and shareholder action was not required.



Signed this 2nd day of March, 1998

Signature ______________________________________________
          (By the Chairman or Vice Chairman of the Board of Directors, President or other officer if adopted by the shareholders)

                                      OR

                  (By a director if adopted by the directors)

                                      OR

             (By an incorporator if adopted by the incorporators)


                   _________________________________________
                             Typed or printed name


                   _________________________________________
                                     Title