Form 10-Q
period 1998-06-26
RAYMOND JAMES FINANCIAL INC
filed 1998-08-07
CIK 720005

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended June 26, 1998

                                      OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For    the   transition from               to
period


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

       48,425,299 shares of Common Stock as of August 3, 1998
             RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

             Form 10-Q for the Quarter Ended June 26, 1998

                                 INDEX



PART                  I.                  FINANCIAL                 INFORMATION
PAGE

  Item 1. Financial Statements

          Consolidated Statement of Financial Condition as of
            June 26, 1998 (unaudited) and September 27, 1997          2

          Consolidated Statement of Operations (unaudited) for the
            three and nine month periods ended June 26, 1998 and
            June 27, 1997                                             3

          Consolidated Statement of Cash Flows (unaudited) for the
            nine months ended June 26, 1998 and June 27, 1997         4

          Notes to Consolidated Financial Statements (unaudited)      5


  Item 2. Management's Financial Discussion and Analysis              7



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 11:  Computation of Earnings Per Share             10
          Exhibit 27:  Financial Data Schedule - EDGAR version only
                      (filed electronically)

     (b)  Reports on Form 8-K:  None


         All other items required in Part II have been previously filed or are not applicable for the quarter ended June 26, 1998.
               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (in thousands, except share amounts)

                                                    June 26,    September 26,
                                                      1998          1997
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                         $  220,982     $  196,351
Assets segregated pursuant to Federal Regulations:
 Cash and cash equivalents                                 5            375
 Investments purchased under agreements to resell    799,594        692,054
Securities owned:
 Trading and investment account securities           211,558         98,004
 Available for sale investments                      343,741        313,286
Receivables:
 Clients                                             884,095        686,339
 Stock borrowed                                    1,276,304      1,070,944
 Brokers, dealers and clearing organizations          42,980         39,644
 Other                                                38,690         38,118
Investment in leveraged leases                        23,067         22,161
Property and equipment, net                           87,467         51,674
Deferred income taxes                                 30,586         24,356
Deposits with clearing organizations                  20,959         22,200
Prepaid expenses and other assets                     25,830         23,139
                                                  ----------     ----------
                                                   $4,005,858     $3,278,645
                                                  ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                        $72,860      $  14,215
Payables:
 Clients                                           1,817,682      1,487,158
 Stock loaned                                      1,221,666      1,035,035
 Brokers, dealers and clearing organizations          25,051         24,954
 Trade and other                                      87,556         81,217
Trading account securities sold but not yet purchased147,773         52,596
Accrued compensation                                 131,504        141,781
Income taxes payable                                   8,332         18,413
                                                   ---------      ---------
                                                   3,512,424      2,855,369
                                                   ---------      ---------
Commitments and contingencies

Shareholders' equity:
  Preferred stock; $.10 par value; authorized 10,000,000
   shares; issued and outstanding -0- shares               -              -
  Common stock; $.01 par value; authorized 100,000,000
   shares; issued 48,997,995 shares                      490            326
  Additional paid-in capital                          56,704         52,599
  Unrealized gain on securities available for sale, net
   of deferred taxes                                     216            341
  Retained earnings                                  439,528        377,981
                                                  ----------     ----------
                                                     496,938        431,247
  Less:  572,697 and 1,303,176 common shares in treasury,
   at cost                                            (3,504)        (7,971)
                                                  ----------     ----------
                                                     493,434        423,276
                                                  ----------     ----------
                                                  $4,005,858     $3,278,645
                                                  ==========     ==========

              See Notes to Consolidated Financial Statements.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                  (in thousands, except per share amounts)

                                 Three Months Ended          Nine Months Ended

                                  June 26,  June 27,       June 26, June 27,
                                   1998      1997           1998     1997
Revenues:
  Securities commissions and fees $162,981  $127,044     $465,471  $368,880
  Investment banking                22,892    16,400       82,501    58,429
  Investment advisory fees          22,947    13,346       56,944    39,709
  Interest                          51,693    38,912      146,489   112,476
  Correspondent clearing             1,078     1,022        3,297     3,258
  Net trading profits                  697     3,243        5,606    11,955
  Financial service fees             7,587     6,126       20,949    17,145
  Gain on sale of Liberty Inv. Mgmt.     -         -            -    30,646
  Other                              5,916     4,025       14,376    12,434
                                  --------  --------     --------  --------
Total revenues                     275,791   210,118      795,633   654,932
                                  --------  --------     --------  --------
Expenses:
  Employee compensation            166,288   125,781      477,941   373,562
  Communications and
    information processing          11,369     9,137       31,971    26,206
  Occupancy and equipment            8,441     6,836       23,875    19,652
  Clearing and floor brokerage       2,865     2,811        8,661     8,316
  Interest                          33,465    24,850       94,152    73,397
  Business development               8,393     6,124       23,014    15,551
  Other                              8,629     6,634       22,257    20,178
                                  --------  --------     --------  --------
Total expenses                     239,450   182,173      681,871   536,862
                                  --------  --------     --------  --------
Income before provision for
 income taxes                       36,341    27,945      113,762   118,070

Provision for income taxes          13,550    10,805       43,526    45,632
                                  --------  --------     --------  --------
Net income                        $ 22,791  $ 17,140     $ 70,236  $ 72,438
                                  ========  ========     ========  ========
Net income per share-basic*       $    .47  $    .36**   $   1.46  $   1.53**
                                  ========  ========     ========  ========
Net income per share-diluted*     $    .46  $    .35**   $   1.41  $   1.50**
                                  ========  ========     ========  ========
Cash dividends declared per
 common share*                    $   .060  $   .054     $   .180  $   .156
                                  ========  ========     ========  ========
Average common equivalent
 shares outstanding-basic*          48,351    47,494**     48,086   47,317**
                                  ========  ========     ========  =======
Average common equivalent           49,954    48,728**     49,889   48,308**
 shares outstanding-diluted*      ========  ========     ========  =======

*   Gives effect to the two 3-for-2 stock splits paid to shareholders in  April
1997
   and April 1998.
** Restated in accordance with FAS 128.

                See Notes to Consolidated Financial Statements.

                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)
                                                         Nine Months Ended
                                                      June 26,      June 27,
                                                        1998            1997
Cash flows from operating activities:
  Net income                                      $   70,236      $  72,438
                                                  ----------      ---------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                      11,641          9,356
  (Increase) decrease in assets:
   Available for sale investments                    (30,455)       (63,675)
   Deposits with clearing organizations                1,241          1,000
   Receivables:
     Clients                                        (197,756)      (123,280)
     Stock borrowed                                 (205,360)       (45,497)
     Brokers, dealers and clearing organizations      (3,336)       (11,145)
     Other                                              (572)          4,135
   Trading and investment account securities, net    (18,377)       (22,482)
   Deferred income taxes                              (6,230)          (368)
   Prepaid expenses and other assets                  (3,597)        (4,255)
  Increase (decrease) in liabilities:
   Payables:
     Clients                                         330,524        226,921
     Stock loaned                                    186,631         30,002
     Brokers, dealers and clearing organizations          97        (31,011)
     Trade and other                                   6,340         11,307
   Accrued compensation                              (10,277)         1,134
   Income taxes payable                              (10,081)         1,592
                                                  ----------     ----------
   Total adjustments                                  50,433        (16,266)
                                                  ----------     ----------
Net cash provided by operating activities            120,669         56,172
 Cash flows from investing activities:            ----------     ----------
  Additions to property and equipment, net           (47,435)       (17,309)
                                                  ----------     ----------
Cash flows from financing activities:
  Borrowings from banks and financial institutions    73,000          7,510
  Repayments on loans                                (14,355)          (143)
  Exercise of stock options and employee stock
     purchases                                         8,736          4,927
  Cash dividends on common stock                      (8,675)        (7,374)
  Cash in lieu of fractional shares                      (15)            (5)
  Unrealized (loss) gain on securities
    available for sale, net                             (124)           732
                                                  ----------      ----------
Net cash provided by financing activities             58,567           5,647
                                                  ----------      ----------
Net increase in cash and cash equivalents            131,801          44,510
Cash and cash equivalents at beginning of period     888,780         735,270
                                                  ----------      ----------
Cash and cash equivalents at end of period        $1,020,581        $779,780
                                                  ==========      ==========
Supplemental disclosures of cash flow information:
  Cash paid for interest                          $   58,199        $ 72,931
                                                  ==========      ==========
 Cash paid for taxes                              $   59,837        $ 44,408
                                                  ==========      ==========


              See Notes to Consolidated Financial Statements.
            RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 26, 1998


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

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $15 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires on November 30, 1998, at which time any outstanding balances will be due and payable. At June 26, 1998, there were loans of $1,264,957 and guarantees of $2,419,956 outstanding.

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

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of June 26, 1998, management has Board authorization to purchase up to 1,571,250 shares.

     At their meeting on May 14, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $.06 per post-split share.


Net Capital Requirements

     The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, shall not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at June 26, 1998 were as follows (dollar amounts in thousands):

     Raymond James & Associates, Inc.:
        (alternative method elected)
        Net capital as a percent of aggregate debit items       15.05%
        Net capital                                           $138,667
        Required net capital                                   $18,433

     Investment Management & Research, Inc.:
        Ratio of aggregate indebtedness to net capital             .84
        Net capital                                            $11,530
        Required net capital                                      $643

     Robert Thomas Securities, Inc.:
        Ratio of aggregate indebtedness to net capital            1.87
        Net capital                                             $4,812
        Required net capital                                      $600

               MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 26, 1997).


Results of Operations -  Three months ended June 26, 1998 compared with three months ended June 27, 1997.

      Revenues in the third quarter increased to a record high of $275,791,000, a 31% increase over revenues of $210,118,000 in the comparable quarter last year. Net income was $22,791,000, a 33% increase from $17,140,000 in 1997.

      A continuation of the active equity markets led to record quarterly transaction volume and resultant commission revenues, with the latter increasing 28% over last year's quarter. A 12% increase in the number of Financial Advisors was complemented by increased productivity to achieve the overall increase.

      Despite a slowdown from recent levels in both underwriting and M&A activity, investment banking revenues showed an impressive increase from the prior year as a result of the Company's commitment to the growth of the entire equity capital markets effort.

     Investment advisory fees have increased 72% due to increased assets under management and the recognition of $3.8 million of performance fees related to the sale of RJ Properties' real estate portfolio management operations. Excluding these non-recurring performance fees, investment advisory fees increased 43%. Effective in April, Carillon Asset Management was no longer offered. The holders of assets in these managed accounts, which invested in closed-end funds, have transferred the assets to other objectives within the asset management group. Both asset appreciation and record retail sales volumes have contributed to the overall increase in assets under management as shown below:

                                        June  26,     June  27   %Increase
                                         1998          1997      (Decrease)
Assets Under Management (000's):

  Eagle Asset Management, Inc.        $5,237,693    $3,292,726        59%
  Heritage Family of Mutual Funds      3,740,000     2,847,939        31%
  Investment Advisory Services         1,861,430     1,152,049        62%
  Awad and Associates Asset Management   828,453       607,824        36%
  Carillon Asset Management                    0        42,866      (100%)
  Total Financial Assets Under       -----------    ----------
      Management                     $11,667,576    $7,943,404        47%
                                     ===========    ==========
      Net interest income of $18.2 million was 30% higher than the prior year and established a sixteenth consecutive quarterly record. Growth in customer deposit and margin loan balances continue to account for most of the increase.

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

      Other revenues include $1.7 million from the sale of certain assets in conjunction with the aforementioned disposition of RJ Properties' real estate portfolio and property management operations.

      The largest portion of the increase in employee compensation continues to be in Financial Advisor compensation, a direct result of increased securities commissions. Administrative and clerical compensation increased at a rate below that of overall revenue and expense growth, while incentive compensation accruals rose commensurate with the increase in overall profitability.

      The increase in data communications is the aggregate result of several factors arising from the Company's general growth, including increased telephone equipment and usage, higher postage and printing costs, increased cost of market quotation services, and personal computer software upgrades.

      Occupancy and equipment costs reflect the addition of several branch offices, expansion of several branch offices and, most significantly, the opening of the third tower of the Company's headquarters complex effective May
1. The latter factor alone will increase future costs by approximately $500,000 per quarter.

      Increased business development expenses includes additional advertising for brand recognition and recruiting purposes, travel expenses, and various costs associated with general overall growth.

      The increase in other expenses is primarily attributable to increased legal expenses, settlements and bad debt accruals.

Results of Operations -  Nine  months  ended June 26, 1998 compared  with  nine months ended
                                        June 27, 1997.

      Exclusive of the prior year gain from the sale of the Company's interest in Liberty Investment Management, revenues for the nine months ended June 26, 1998, were up 27% to $795,633,000, while net income increased 31% to $70,236,000, or $1.41 per diluted share.

      The underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the nine month comparison.

      In January 1997, the Company sold its interest in Liberty Investment Management, Inc. ("Liberty") to Goldman Sachs Asset Management. The Company received $30.6 million for its interest in future revenues and its option to purchase 20% of Liberty at a future date. This transaction generated net income of $18.8 million.

Financial Condition

      The Company's total assets have increased 22% since fiscal year end, surpassing
$4 billion. Most of the rise was due to increases in matched-book stock loan program balances, inventory balances and customer cash and margin loan balances. Customer cash balances are reflected as a customer payable, and the corresponding assets are either customer receivables (margin loans) or assets segregated pursuant to Federal Regulations.

      Loans payable at June 26, 1998 includes $52 million related to short-term borrowings under existing lines of credit in order to accommodate customer settlement activity. These loans were repaid in full on June 29, 1998.


Liquidity and Capital Resources

      Net cash provided by operating activities for the nine months was $120,669,000. The primary source of this increase was the aforementioned increased customer cash balances, which does not give rise to cash available for use in normal operations due to regulatory segregation requirements.

     Investing and financing activities provided an additional $11,132,000 over the last nine months. Sources included increased mortgage financing, employee stock purchases, exercises of stock options and short term borrowings. The primary uses were purchases of property and equipment (notably the costs incurred for the construction of the Company's third building at its corporate headquarters complex), the payment of cash dividends, and repayments of bank loans.

      The construction of the third building and an adjacent parking garage are now complete and in service. A smaller building, which houses Raymond James Bank and Raymond James Trust Company, is also complete and occupied. At June 26, 1998 the Company had a $20 million mortgage on the first two buildings. The construction of new facilities are financed with internal funds, however, subsequent to quarter end, the Company has obtained an additional $20 million in financing which will be combined with the present mortgage and will be secured by all three headquarters buildings.

     The parent company has an unsecured $50 million line for general corporate purposes. In addition, Raymond James & Associates, Inc. has uncommitted lines of credit aggregating $285 million.

      The Company's broker-dealer subsidiaries are subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (see Notes to Consolidated Financial Statements).

Year 2000 Compliance

      The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions in the U.S. and internationally. The Company has made substantial progress in revising the internal computer code which will require modification to become Year 2000 compliant, and will begin internal testing of the revised code by the end of our current fiscal year The Company is also monitoring the progress of the supplier of its securities processing software and other industry suppliers in addressing this issue, as well as the progress of venders of software on which it relies.

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

EXHIBIT 11


                        RAYMOND JAMES FINANCIAL, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)


                               Three Months Ended          Nine Months Ended
                               June 26,  June 27,       June 26,    June 27,
                                1998       1997          1998        1997

Net income                    $22,791     $17,140       $70,236     $72,438
                              =======     =======       =======     =======

Average number of common
  shares and equivalents
  outstanding during the
  period  (3)                 48,351     47,494 (2)     48,086      47,317
(2)
Additional shares assuming
  exercise of stock
  options (1) (3)              1,603      1,234 (2)      1,803         991 (2)
                             -------    -------        -------     -------
Average number of
  common shares used
  to calculate diluted
  earnings per share (3)      49,954     48,728 (2)     49,889      48,308 (2)
                             =======    =======        =======     =======
Net income per
  share-basic(3)             $   .47    $   .36 (2)    $  1.46     $  1.53 (2)
                             =======    =======        =======     =======
Net income per
  share-diluted(3 )          $   .46    $   .35 (2)    $  1.41     $  1.50 (2)
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



                                   RAYMOND JAMES FINANCIAL, INC.
                                           (Registrant)




Date:   August 6, 1998                     /s/ THOMAS A. JAMES
                                          Thomas A. James
                                        Chairman and Chief
                                         Executive Officer




                                     /s/ JEFFREY P. JULIEN
                                         Jeffrey P. Julien
                                     Vice President - Finance
                                        and Chief Financial
                                              Officer