Form 10-K
period 1998-09-25
RAYMOND JAMES FINANCIAL INC
filed 1998-12-24
CIK 720005

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark one)                        FORM 10-K

(X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended         September 25, 1998
                                       ------------------
                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from                 to
                                        ----------------  --------------
                  Commission file number        1-9109
                                                ------
                         RAYMOND JAMES FINANCIAL, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                       No. 59-1517485
            -------                                       --------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

880 Carillon Parkway, St. Petersburg, Florida                         33716
---------------------------------------------                      ----------
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code               (727) 573-3800
                                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
----------------------------        -----------------------------------------
Common Stock, $.01 Par Value                 New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:        None
                                                               ---------------
                                                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 10, 1998: $1,065,305,696.

Number of common shares outstanding (December 10, 1998): 48,149,410

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
Proxy Statement for Annual Meeting of Shareholders to be held on January 28, 1999. (The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to January 08, 1999.)

                                   PART I
                                   ------
ITEM 1.   BUSINESS
          --------
     (a)  General Description of Business
          -------------------------------
     Raymond James Financial, Inc. ("RJF") is a Florida-based holding company that was incorporated in 1974 as a successor to the original corporation founded in 1962. Its principal subsidiaries include Raymond James &
Associates, Inc. ("RJA"), Investment Management & Research, Inc. ("IM&R"), Robert Thomas Securities, Inc. ("RTS"), Eagle Asset Management, Inc. ("Eagle"), Heritage Asset Management, Inc. ("Heritage") and Raymond James Bank, FSB. All of these subsidiaries are wholly-owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as the "Company".

      RJF's principal subsidiary, RJA, was organized in Florida in 1962. RJA is a full service broker-dealer engaged in most aspects of securities distribution and investment banking. RJA also offers financial planning services for individuals and provides clearing services for IM&R, RTS, and several unaffiliated broker-dealers. The Company is the largest brokerage and investment firm headquartered in the state of Florida. RJA is a member of the New York Stock Exchange ("NYSE"), American Stock Exchange, Philadelphia Stock Exchange, Boston Stock Exchange, Chicago Board Options Exchange, New York Futures Exchange, Pacific Exchange and Chicago Stock Exchange. It is also a member of the Securities Industry Association, National Association of Securities Dealers (NASD), and Securities Investors Protection Corporation
(SIPC). SIPC provides insurance protection for clients' accounts of up to $500,000 each (limited to $100,000 for claims for cash) in the event of RJA's liquidation. In addition, RJA carries $49,500,000 per account of excess client insurance. For the year ended September 25, 1998 the revenues of RJA accounted for 59% of the consolidated revenues of the Company.

      IM&R was formed in 1973 as an independent contractor financial planning organization and participates in the distribution of all products and services offered by RJA to its retail clients. IM&R is a member of the NASD and SIPC, but not of any exchange, as it clears its trades on a fully-disclosed basis through RJA.

     RTS was organized in 1981, and serves independent contractor brokers who do a majority of their business in individual securities. RTS, like IM&R, is a member of the NASD and SIPC, but not of any exchange, as it also clears all of its business on a fully-disclosed basis through RJA.

      Eagle was formed in 1984 as a registered investment advisor to serve as the discretionary manager for individual equity portfolios. Prior to the inception of Eagle, the asset management operation had been a division of RJA.

      Heritage was organized in 1985 to act as the manager of the Company's internally sponsored Heritage family of mutual funds.

      Raymond James Bank was formed in 1994 in conjunction with the purchase from the Resolution Trust Corporation of certain branches of a failed thrift. Its primary purpose is to provide traditional banking products and services to the clients of the Company's broker-dealer subsidiaries.



     (b)  Financial Information - Revenues by Source

      The Company's operations consist of various financial services provided to its clients. The following table shows revenues by source for the last three years:
                                               Year Ended
                       -------------------------------------------------
                         Sept. 25,       Sept. 26,       Sept. 27,
                           1998      %     1997      %     1996      %
                        ---------- ----- --------- ----- --------- -----
                                   (dollar amounts in thousands)
Securities commissions:
-----------------------
   Listed products      $  132,211  12.2  $115,818  12.9  $ 90,536  12.5
   Over-the-counter        163,410  15.1   148,791  16.6   133,543  18.5
   Mutual funds            150,536  13.9   117,748  13.1    96,099  13.3
   Asset-based fees        100,055   9.2    61,444   6.8    45,005   6.2
   Annuities and other
    insurance products      85,322   7.9    70,944   7.9    56,964   7.9
   Other                       127    .1       219    .1       340    .1
                        ---------- -----  -------- -----  -------- -----
        Total              631,661  58.4   514,964  57.4   422,487  58.5
                        ---------- -----  -------- -----  -------- -----
Investment banking:
-------------------
  Underwriting management
    fees                    27,569   2.5    43,434   4.8    21,887   3.0
  Merger and acquisition
    fees                    20,153   1.9     7,929    .9    12,009   1.7
  New issue sales credits   51,446   4.8    47,639   5.3    31,189   4.3
  Limited partnerships and
    other                    8,604    .8    10,086   1.2     7,511   1.1
                        ---------- -----  -------- -----  -------- -----
        Total              107,772  10.0   109,088  12.2    72,596  10.1
                        ---------- -----  -------- -----  -------- -----

Investment advisory fees    79,485   7.3    55,194   6.2    50,715   7.0
Interest                   202,255  18.6   155,746  17.4   126,453  17.5
Correspondent clearing       4,429    .4     4,502    .5     3,985    .6
Net trading and investment
    profits                  6,300    .6    12,797   1.4    12,243   1.7
Financial service fees      28,928   2.7    24,610   2.7    18,191   2.5
Other                       22,077   2.0    20,060   2.2    15,082   2.1
                        ---------- -----  -------- -----  -------- -----
                         1,082,907 100.0   896,961 100.0   721,752 100.0
                        ========== =====   ======= =====   ======= =====
Gain on sale of Liberty
   Investment Mgmt., Inc.*       -          30,646               -

       Total revenues   $1,082,907        $927,607        $721,752
                        ==========        ========        ========

Securities commissions by
-------------------------
 broker-dealer:
---------------
  Raymond James & Associates,
    Inc.                $  262,966  41.6  $222,771  43.3  $190,042  45.0
  Investment Management &
    Research, Inc.         230,999  36.6   185,384  36.0   149,181  35.3
  Robert Thomas Securities,
    Inc.                   137,696  21.8   106,809  20.7    83,264  19.7
                        ---------- -----  -------- -----  -------- -----
        Total           $  631,661 100.0  $514,964 100.0  $422,487 100.0
                        ========== =====  ======== =====  ======== =====

* See Note 16 of the Notes to Consolidated Financial Statements for details.




(c)  Narrative Description of Business
     ---------------------------------

      At  September  25,  1998 the Company employed 3,790  individuals.   RJA
employed 3,300 of these individuals, 578 of whom were full-time retail Financial Advisors. In addition, 2,540 full-time Financial Advisors were affiliated with the Company as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to approximately 800,000 client accounts. No single client accounts for a material percentage of the Company's total business.

      The Company currently divides its business into five segments based on the products and services offered. These segments are retail distribution, institutional distribution, investment banking, asset management, and other.

                             RETAIL DISTRIBUTION
                             -------------------

      The Company provides securities transaction and financial planning services to its retail clients through the RJA retail branch system, its two independent contractor firms (IM&R and RTS), and a general insurance agency.

                             RJA - Retail Sales

        RJA's 57 retail branches are located primarily in the southeastern U.S., with a majority in Florida. Branches are also located in Colorado, Delaware, Georgia, Illinois, Iowa, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Washington D.C. Its 578 retail Financial Advisors provide a broad range of financial products and services to their clients. In most cases, RJA charges commissions to its retail clients, on both exchange and over-the-counter equity transactions, in accordance with its established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client's level of business, the trade size and other relevant factors. RJA also distributes both taxable and tax-exempt fixed income products to its retail clients, including municipal, corporate, government agency and mortgage-backed bonds, preferred stock and unit investment trusts. In addition, a growing number of clients are electing asset-based fee alternatives to the traditional commission structure.

      The retail Financial Advisors sell a number of professionally managed, load mutual funds and offer, in addition, a selection of no-load funds. RJA maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker-dealers. Commissions on such sales generally range from 1% to 5% of the dollar value of the transaction. Alternative sales compensation structures typically include front-end charges, "back-end" or contingent deferred sales charges, and an annual charge in the form of a fund expense.

      At September 25, 1998, the Company had 14 internally sponsored mutual funds for which RJA acts as distributor. (See Heritage Asset Management, Inc. description on page 8.) As the distributor of these funds, RJA has the right to enter into dealer agreements with other broker-dealers for the sale of Heritage funds to their clients.

                   Investment Management & Research, Inc.

      IM&R participates in the distribution of all the products and services offered by RJA to its retail clients through 1,336 independent contractor Financial Advisors in 561 offices and 91 satellite offices throughout all 50 states. The number of Financial Advisors in these offices ranges from 1 to
18. Such Financial Advisors devote all or substantially all of their time to the sale of securities and, while these independent contractors must conduct all securities business through IM&R, their contracts permit them to conduct insurance, real estate brokerage, accounting services or other business for others or for their own account. Many IM&R Financial Advisors are better characterized as financial planners than as stock brokers, although they are not required to conduct their business as financial planners. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions to compensate them for their added expenses.


                       Robert Thomas Securities, Inc.

      RTS has 1,204 full-time independent contractor Financial Advisors in a network of 434 branch offices and 164 satellite offices in 48 states. RTS Financial Advisors primarily offer individual securities and investment advice to individual investors and institutions. Of the branch locations, there are 223 that compose the RTS Financial Institutions Division which offers securities on a third-party basis to customers of financial institutions such as banks, thrifts, and credit unions. RTS Financial Advisors offer the full range of securities products and services of RJA. RTS offices have the independence to set their own commissions on agency business within the regulatory guidelines. Like IM&R, RTS branches and their registered Financial Advisors may offer non-securities products or services to clients outside of their relationship with RTS.

      During fiscal 1999, IM&R and RTS will be merged into a single entity, Raymond James Financial Services, Inc. ("RJFS")and will conduct business under that name. The firms will initially operate as separate divisions of RJFS.



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

      Typically, broker-dealers utilize secured bank borrowings and equity capital as the primary sources of funds to finance clients' margin account borrowings. Since the inception of the Client Interest Program in 1981, however, the Company's primary source of funds to finance clients' margin account balances has been cash balances in clients' accounts which are awaiting investment. In addition, pursuant to written agreements with clients, broker-dealers are permitted by Securities and Exchange Commission ("SEC") and NYSE rules to lend client securities in margin accounts to other brokers. SEC regulations, however, restrict the use of clients' funds derived from pledging and lending clients' securities, as well as funds awaiting investment, to the financing of margin account balances, and to the extent not so used, such funds are required to be deposited in a special account for the benefit of clients. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients' fully paid and excess margin securities.


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

                         INSTITUTIONAL DISTRIBUTION
                         --------------------------

       The   Company's   institutional  clients  are  serviced   by   RJA's
Institutional Equity and Fixed Income departments.

      The 53 professionals in the Institutional Equity Sales and Sales Trading Departments maintain relationships with over 800 institutional clients. In addition to the Company's headquarters in St. Petersburg, FL, institutional equity offices are located in New York, Houston, Dallas, Princeton, San Diego, Toronto, Calgary, Brussels, Dusseldorf, Geneva, London, Luxembourg, and Paris. A large percentage of their trades involve stocks under coverage by the RJA Research Department.

      In addition, RJA distributes to its institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. RJA carries inventory positions of taxable and municipal securities in both the primary and secondary market. In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York, Chicago, Houston, Boston, Atlanta, Boca Raton, and Dublin, Ohio. To assist our institutional clients, the department's Fixed Income Research Group provides value-added analytical services and publishes research reports containing both specific product information and information on topics of interest such as market and regulatory developments.

       In providing these securities brokerage services to its institutional clients, RJA discounts its commissions substantially on institutional transactions based on trade size and the amount of business conducted annually with each institution.



     The revenues and costs of RJA's back office operations are attributable primarily to the two distribution segments above. RJA's operations/
administrative personnel are responsible for the execution of orders, processing of securities transactions, custody of client securities, receipt, identification and delivery of funds and securities, compliance with regulatory and legal requirements, internal financial accounting and controls and general office administration for most of the Company's operations.

                     INVESTMENT BANKING/CAPITAL MARKETS
                     ----------------------------------

      Investment Banking activities include both equity and fixed income products. This segment consists of the departments described below:

      Investment Banking Group. The 60 professionals of RJA's Investment Banking Group, located primarily in St. Petersburg with satellite offices in New York, Dallas, Houston, and Calgary, are involved in a variety of activities including public and private equity financing for corporate clients, merger and acquisition advisory services, fairness opinions and evaluations. The Company focuses on specific industry groups or strategic business units ("SBUs") including Consumer, Financial and Business Services, Healthcare, Information Technology, Environmental Real Estate, and Energy.

      In addition, RJA acts as an underwriter or selling group member for corporate bonds, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJA agrees to purchase the issue through a negotiated sale or submits a competitive bid.

      Research  Department.   The  38 analysts in  this  department  publish
research on over 360 companies, primarily focused on emerging growth and mid-cap companies in a broad range of industries. Proprietary research reports are provided to both retail and institutional clients, and are supplemented by research purchased from outside services to accommodate retail clients. This department has distinguished itself through its extremely successful long-term comparative results as reported by Zacks Investment Research each quarter in the Wall Street Journal.

      Over-the-Counter Equity Trading. Trading securities in the over-the-counter ("OTC") market involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. At September 25, 1998, RJA made markets in over 250 common stocks in the OTC market. RJA frequently acts as agent in the execution of OTC orders for its clients and as such transacts these trades with other dealers. When RJA receives a client order in a security in which it makes a market, it may act as principal as long as it matches or improves upon the best price in the dealer market, plus or minus a mark-up or mark-down not exceeding the equivalent agency commission charge. Recently adopted regulations require that client limit orders be satisfied prior to the brokerage firm buying securities into or selling securities from their own inventory at the same price.

       Syndicate Department. The Syndicate Department coordinates the marketing, distribution, pricing and stabilization of Raymond James' lead- and co-managed equity underwritings. In addition to Raymond James' managed and co-managed offerings, this department coordinates the firm's syndicate and selling group activities in transactions managed by other investment banking firms. Marketing and distribution activities are focused on the firm's institutional and retail clients. The Syndicate department is also responsible for the Corporate Client Services group which serves the firm's Investment Banking and Research clients by providing specialized brokerage services for corporations and their executives.

      Public Finance. The 21 professionals in the Public Finance division operate out of 7 offices (4 located throughout the State of Florida, one in Birmingham, AL, one in New York, NY, and one in Pittsburg, PA), acting as Financial Advisor or underwriter to various municipal agencies or political subdivisions.

     Partnership Investment Banking. The Company acts as the general partner in equipment leasing and real estate limited partnerships. Most significantly, Raymond James Tax Credit Funds, Inc. is the general partner in funds that have invested nationwide in properties that qualify for low income housing tax credits.



                              ASSET MANAGEMENT
                              ----------------

      The Company's asset management segment includes proprietary asset management operations, internally sponsored mutual funds, outside money management alternatives, and other asset-based fee programs.

                        Eagle Asset Management, Inc.

      Eagle is a registered investment advisor with approximately $4.8 billion under management at September 25, 1998. Eagle's clients include pension and profit sharing plans, retirement funds, foundations, endowments, trusts and individuals. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages approximately $1 billion for institutional clients and $3.8 billion for retail accounts.

      Eagle's investment management fee generally ranges from .25%-1.0% of asset balances per year depending upon the size and investment objective of the account. In addition to the management fees, clients are required to pay brokerage commissions (or more commonly, a fee in lieu thereof) for transactions in their account.

                       Heritage Asset Management, Inc.

      Heritage Asset Management, Inc. ("Heritage") serves as investment advisor to the Heritage Family of Mutual Funds. Heritage also serves as transfer agent or sub-transfer agent for all of the open-end funds and as fund accountant or sub-fund accountant for all Heritage funds except the Eagle International Equity Portfolio. Portfolio management for the Income-Growth Trust, Aggressive Growth Fund, Growth Equity Fund, Mid Cap Growth Fund, Value Equity Fund, and the First Puerto Rico Growth and Income Fund are subcontracted. Portfolio management for the Small Cap Stock Fund is subcontracted to Eagle and the Company's Awad Asset Management subsidiary. Unaffiliated advisors are employed for the Municipal Money Market Fund, Capital Appreciation Trust, High Yield Bond Fund and the Eagle International Equity Portfolio.

      Heritage also serves as an advisor to Raymond James Bank to make recommendations and monitor the Bank's investment portfolio of mortgage-backed securities.

     Net assets at September 25, 1998 were as follows (in thousands):

     Heritage Cash Trust:
       Money Market Fund                              $2,545,803
       Municipal Money Market Fund                       548,371
     Heritage Capital Appreciation Trust                 131,922
     Heritage Income-Growth Trust                        105,815
     Heritage Income Trust:
       High Yield Bond Fund                               54,559
       Intermediate Government Fund                       17,648
     Heritage Series Trust:
       Small Cap Stock Fund                              262,707
       Growth Equity Fund                                 79,722
       Eagle International Equity Portfolio               42,462
       Value Equity Fund                                  30,523
       Mid Cap Stock Fund                                 26,737
       Aggressive Growth Fund                             13,971
     Heritage U.S. Govt Income Fund
       (closed-end)                                       38,686
     First Puerto Rico Growth & Income Fund
       (available to Puerto Rico Residents only)          48,468
                                                      ----------

                                                      $3,947,394
                                                      ==========

                         Awad Asset Management, Inc.

      Awad Asset Management, Inc. ("Awad") is primarily a small and mid-cap equity portfolio management subsidiary. Clients pay fees and/or commissions for management of their accounts. Present fees range from .5% to 1.0% of asset balances annually. In addition to private accounts, Awad also manages a portion of the Heritage Small Cap Stock Fund Portfolio and other non-affiliated mutual fund portfolios. Exclusive of the Heritage Small Cap Fund, Awad had approximately $656 million under management at September 25, 1998.

                       RJA - Asset Management Services

      RJA's Asset Management Services ("AMS") department manages programs which offer investment advisory services to clients, as well as certain non-advisory programs which offer fee-based alternatives to traditional commission charges for transactions. The primary advisory service offered by AMS is the Investment Advisory Services ("IAS") program. IAS maintains an approved list of investment managers, most of which are unaffiliated with the Company, establishes custodial facilities, monitors performance of client accounts, provides clients with accounting and other administrative services and assists investment managers with certain trading management activities. IAS earns fees generally ranging from .5%-1.0% of asset balances per annum, a portion of which is paid to investment managers who direct the investment of the clients' accounts. At September 25, 1998, this program had approximately $1.8 billion in assets under management through agreements with 24 independent investment advisors and Awad, which is also offered through this program.

      Passport and a similar program offered by IM&R, known as IMPAC, offer both a discretionary and non-discretionary advisory fee alternative that allows clients to pay a quarterly fee plus low transaction charges in lieu of commissions. Fees are based on the individual account size and are also dependent on the type of securities in the accounts. In addition, AMS collects an administrative fee of up to .175% of asset balances annually, for which clients receive quarterly performance reporting and other services. As of September 25, 1998, Passport and IMPAC had approximately $3.55 billion and $592 million in assets, respectively, serviced by Financial Advisors.

      In addition to the foregoing programs, AMS also offers fee based programs to clients who have contracted for portfolio management services from outside money managers that are not a part of the IAS program. Further, AMS administers other less significant asset-based fee programs.

                     Raymond James Realty Advisors, Inc.

      The Company's Raymond James Realty Advisors subsidiary had become a recognized manager of real estate portfolios for institutional clients. During 1998 this portfolio management operation was sold, and its employees were transferred to the new owner.

                                    OTHER
                                    -----

      Aside from the retail and institutional distribution, investment banking and asset management businesses, the Company operates a stock borrow/stock loan program, offers bank and trust services, and has several international joint ventures. These operations are grouped in the "other" segment.

                        RJA - Stock Borrow/Stock Loan

      RJA commenced this program in July 1987, involving the borrowing and lending of securities from and to other broker-dealers. RJA generally acts as an intermediary between broker-dealers and other financial institutions, where it borrows from one party and lends to another. The borrower of the securities puts up a cash deposit, commonly 102% of the market value of the securities. This deposit, which is adjusted daily to reflect changes in current market value, earns interest at a negotiated rate.

                           Raymond James Bank, FSB

      Raymond James Bank, FSB, ("RJBank") received its federal savings bank charter on May 6, 1994. RJBank provides residential and commercial loans and FDIC-insured deposit accounts to clients of RJF's broker-dealer subsidiaries and to the general public.

      Access to RJBank's products and services is available nationwide through the offices of its affiliated investment firms as well as through convenient telephonic and electronic banking services, including ATM, point-of-sale, 24-hour TeleDirect automated telephone banking, checkwriting, direct deposit and ACH payments. As of September 30, 1998, RJBank had total assets in excess of $500 million.

                         Raymond James Trust Company
                             Sound Trust Company

      Raymond James Trust Company was chartered in 1992 and opened for business in September 1992. This wholly-owned subsidiary of RJF was formed primarily to provide personal trust services to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is often subcontracted to the asset management operations of the Company. In October 1993, the Company acquired a second trust company, Sound Trust Company, in Tacoma, Washington. This subsidiary provides personal trust services primarily to broker-dealer clients outside the State of Florida. These two subsidiaries had a combined total of $501 million in client assets at September 25, 1998.

                      Raymond James Credit Corporation

      Raymond James Credit Corporation ("RJCC") was formed in 1996 as a regulated finance company. To date, this subsidiary has primarily provided loans collateralized by control or restricted securities. RJCC is funded with internal capital and by a $50 million line of credit with a commercial bank. At September 25, 1998, RJCC had $45 million in outstanding loans.

                 Raymond James International Holdings, Inc.

      Raymond James International Holdings, Inc.("RJIH") is a Delaware corporation formed in 1994 to house the Company's foreign operations. To date, such operations have consisted of brokerage and asset management joint venture investments in India, South Africa, and France. Raymond James Latin American Holdings, Inc. ("RJLAH") has been formed as a subsidiary of RJIH to act as a holding company for investments and joint ventures in South America. In October 1998, RJLAH became a joint venture partner in Raymond James Argentina Sociedad de Bolsa SA, which will provide brokerage services, investment banking, investment advisory and private banking services.

      In addition, the "other" segment includes earnings on corporate cash and several immaterial operations.

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

                                 REGULATION

     Most of the Company's operations are subject to regulatory oversight by governmental agencies and/or self regulatory organizations.

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

      See Notes 12 and 13 of the Notes to Consolidated Financial Statements for further description of certain SEC regulations pertaining to, broker-dealer Net Capital and Reserve Requirements.

      The Company's investment advisory operations, including the Company-sponsored mutual funds, are also subject to extensive regulation by the SEC.

      Raymond James Bank, FSB, is subject to regulation by various federal banking agencies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

      The Company's two trust companies are subject to regulation by the states in which they are chartered.

ITEM 2.   PROPERTIES
          ----------

      The Company owns a 610,000 square foot headquarters complex (three home office buildings, a bank and trust headquarters building, and a five deck parking garage). The complex covers approximately forty-five acres, and the Company has the ability to build up to another 260,000 square feet on this site. In addition, the Company leases 70,000 square feet in a nearby office building. With the exception of a Company-owned RJA branch office building in Crystal River, FL, RJA branches are leased with various expiration dates through 2008. The IM&R headquarters office in Atlanta and Sound Trust Company facility in Seattle are also under lease. See Note 9 to Consolidated Financial Statements for further information regarding the Company's leases.

      Leases for branch offices of IM&R and RTS are the responsibility of the respective independent contractor registered representatives.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

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

     As a result of the extensive regulation of the securities industry, the Company's broker-dealer subsidiaries are subject to regular reviews and inspections by regulatory authorities and self regulatory organizations which can result in imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from business. In addition, from time to time regulatory agencies and self regulatory organizations institute investigations into industry practices which can result in the imposition of such sanctions. During the course of the past fiscal year, the Company's primary broker-dealer subsidiary resolved a number of regulatory and self regulatory investigations by payment of fines that were immaterial in amount.

     The Securities and Exchange Commission has initiated an investigation of certain trading practices in the over-the-counter securities market during 1994 and 1995. Along with many other market makers, the Company has submitted documents and cooperated with the S.E.C. in this investigation. The Company does not anticipate that the resolution of this proceeding will have a material effect on its business or operations. The Securities and Exchange Commission, the Internal Revenue Service, and the National Association of Securities Dealers, Inc., have been conducting reviews of investment banking practices in connection with advance refunding transactions for municipalities. The investigation has focused on the mark-ups charged by investment banking firms for securities purchased by municipalities in connection with these refundings. Along with other participants in the municipal bond market, the Company has been providing documents and furnishing information to regulators in connection with this investigation, which is ongoing.

      In the opinion of management, based on discussions with counsel, the outcome of these matters will not result in a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     None.
                                   PART II
                                   -------


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          ----------------------------------------
          AND RELATED SHAREHOLDER MATTERS
          -------------------------------

     The Company's common stock is traded on the NYSE under the symbol "RJF". The following table sets forth for the periods indicated the high and low trades for the common stock.

                                 1998                  1997
                           -----------------     ----------------
                            High       Low        High      Low
                           ------     ------     ------    ------
     First Quarter         $26.63     $18.00     $13.67    $10.56
     Second Quarter         29.13      21.63      17.00     12.42
     Third Quarter          36.50      28.50      19.50     13.00
     Fourth Quarter         32.63      17.07      24.75     17.17

           Since the Company initiated payment of a cash dividend in 1985, there have been 16 increases in the dividend rate, 7 of which were in the form of stock splits and stock dividends. The dividend rate following the April 2, 1998 stock split was $.06 per quarter.

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

      At December 10, 1998 there were approximately 10,000 holders of the Company's common stock.


ITEM 6.                                   SELECTED FINANCIAL DATA
                                   (in thousands, except per share data)

                                              Year Ended
                      ----------------------------------------------------------
                       Sept. 25,   Sept. 26,   Sept. 27,   Sept. 29,   Sept. 30,
                         1998        1997**      1996        1995        1994
                      ----------  ----------  ----------  ----------  ----------
Operating Results:
------------------

Revenues              $1,082,907  $  927,607  $  721,752  $  554,070  $  507,136
Net  income           $   92,704  $   98,915  $   65,978  $   46,141  $   42,069
Net income per
  share - basic:*     $     1.92  $     2.09  $     1.41  $      .99  $      .88
Net income per
  share - diluted:*   $     1.86  $     2.04  $     1.39  $      .98  $      .87

Weighted average
  common shares
  outstanding - basic:*   48,160      47,383       46,781     46,607      47,806
Weighted average common
 and common equivalent
 shares outstanding -
  diluted:*               49,951      48,387       47,307     47,083      48,355

Cash dividends declared
  per  share*         $      .24  $      .21  $       .17 $      .16  $      .14


Financial Condition:
--------------------

Total  assets         $3,852,737  $3,278,645   $2,566,381 $2,012,715  $1,698,262
Long-term debt        $   44,767  $   12,715   $   12,909 $   13,084  $   13,243

Shareholders' equity  $  509,898  $  423,276   $  326,632 $  266,193  $  227,452
Shares  outstanding*      48,268      47,695       47,012     46,382      46,112

Equity per share
  at end of period*   $    10.56  $     8.87   $     6.95 $     5.74  $     4.93


     * Gives effect to the common stock splits paid on April 2, 1998 and April 3, 1997.


     ** Amounts include the $30.6 million gain on the sale of Liberty Investment Management, Inc. Excluding this gain, revenues were $896,961,000, net income was $80,126,000, and basic and diluted net income per share were $1.69 and $1.66, respectively. See Note 16 of the Notes to Consolidated Financial Statements for details.

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              -------------------------------------------------------------
              AND FINANCIAL CONDITION
              -----------------------


Results of Operations - Three Years Ended September 25, 1998
------------------------------------------------------------

      Fiscal 1998 was the Company's fourteenth consecutive year of record revenues, surpassing the $1 billion mark for the first time. Total revenues of $1,083,000,000 represented an increase of 17% over the prior year, and an even more impressive 21% increase when the 1997 results are adjusted to exclude the one-time gain from the sale of the Company's interest in Liberty Investment Management, Inc. ("Liberty") as described in Note 16 to the Consolidated Financial Statements. Similarly, reported earnings of $92,700,000 indicate a decline of 6% from the prior year. However, excluding the prior year gain from the Liberty sale, earnings established a record, rising 16%.

      The first nine months of fiscal 1998 continued the extremely favorable market trends of the prior two fiscal years. A slowdown occurred in the fourth quarter, however, as equity markets suffered a steep decline. The Company's continued focus on non-transaction dependent fee revenues, such as investment advisory fees, interest and asset-based commission alternatives, helped the Company achieve relatively consistent results in a volatile market environment. For fiscal 1998, such fee-based revenues represented approximately 40% of total revenues.


                                                    Year Ended
                                -----------------------------------------------
                                 Sept. 25,   % Incr. Sept. 26,        Sept. 27,
                                   1998      (Decr.)   1997    % Incr.  1996
                                -----------------------------------------------
Revenues:                          (000's)            (000's)            (000's)
Securities commissions
  and fees                      $ $631,661    23%  $  514,964    22%  $  422,487
Investment banking                 107,772   ( 1%)    109,088    50%      72,596
Investment advisory fees            79,485    44%      55,194     9%      50,715
Interest                           202,255    30%     155,746    23%     126,453
Correspondent clearing               4,429   ( 2%)      4,502    13%       3,985
Net trading profits                  6,300   (51%)     12,797     5%      12,243
Financial service fees              28,928    18%      24,610    35%      18,191
Other                               22,077    10%      20,060    33%      15,082
                                ----------         ----------         ----------
Gain on sale of Liberty                  -             30,646                  -
                                ----------         ----------         ----------
  Total revenues                $1,082,907    17%  $  927,607    29%  $  721,752
                                ==========         ==========         ==========

      The record transaction volumes in fiscal years 1998, 1997 and 1996 resulted in increased securities commissions from the sales of all product lines during the period, with the largest absolute increase occuring in sales of mutual funds. While the retail sales force has experienced double-digit annual growth in headcount since fiscal 1996, as illustrated below, the increased productivity of existing Financial Advisors has been an even greater factor in the growth of commission revenues.


                                                    YEAR ENDED
                                   --------------------------------------------
                                   Sept. 25,         Sept. 26, % Incr. Sept. 27,
                                     1998    % Incr.   1997    (Decr.)    1996
                                   --------- ------- --------  ------- ---------
Number of retail Financial Advisors
 at yearend                            3,117   10%      2,825    13%       2,503
Retail commission revenues (000's)$  523,890   24% $  422,316    26%  $  334,871
Retail new issue sales credits
   (000's)                        $   24,976    2% $   24,472    49%  $   16,462
Number of institutional salesmen
   at   yearend                          134    9%        123    (5%)        129
Institutional commission revenues
   (000's)                        $  107,771   16% $   92,648     6%  $   87,616
Institutional new issue sales
  credits  (000's)                $   26,470   14% $   23,167    57%  $   14,727
Number   of  trades  processed     3,328,000   19%  2,803,000    11%   2,526,000

       Investment banking revenues, including new issue sales credits, decreased nominally to $108 million in 1998 from the record $109 million in the prior year. Fiscal years 1997 and 1996 were record years for equity underwriting activity, both in number of new issues and average offering size. This pace continued only through the first half of fiscal 1998, at which time small and mid-cap stocks began to weaken, particularly in certain industry sectors, which slowed and eventually curtailed the new issue deal flow. The number of managed and co-managed underwritings, the vast majority of which were equity-related offerings, and the dollar volume of these transactions were as follows: 1998 - 57 new issues for $6.0 billion; 1997 - 65 new issues for $7.8 billion; and 1996 - 38 new issues for $2.7 billion. Merger and acquisition fees, although a less significant component, have been a consistent revenue source during the past few years, reaching a record $20 million in 1998.

      Investment advisory fees have risen commensurate with the generally strong growth in assets under management. Exclusive of the Liberty effects, financial assets under management suffered their first quarterly decline in nearly four years during the September 1998 quarter, but still showed a 22% increase for the fiscal year. Fee revenues increased at a much greater rate as the asset decline occurred near the end of the year. Asset management growth has benefited from both overall asset appreciation and record net sales during the past two years. For fiscal 1997 and 1996, investment advisory fees included $2.6 million and $9.7 million, respectively, in fees from Liberty, which was sold in January 1997. Since 1995, real estate assets under management had been increasing significantly as the Company's Raymond
James  Realty  Advisors  subsidiary  had  become  a  recognized  manager   of
institutional real estate portfolios. During 1998 this portfolio management operation was sold, and its employees were transferred to the new owner.
This  transaction  generated   $3.7 million of  performance  fees  which  are
included in investment advisory fees.
                                  Sept. 25, % Incr. Sept. 26, % Incr.  Sept. 27,
                                    1998    (Decr.)   1997    (Decr.)    1996
                                ----------- ------- --------- ------- ----------
                                   (000's)           (000's)           (000's)
Eagle Asset Management, Inc.*   $ 4,804,967   29%  $3,714,407   55%   $2,388,922
Heritage Family of Mutual Funds   3,947,394   25%   3,160,910   33%    2,382,670
Investment Advisory Services      1,798,260   25%   1,433,018   46%      980,415
Awad Asset Management*              656,336  (19%)    814,315   66%      490,477
Carillon Asset Management                 - (100%)     53,448    5%       50,795
                                -----------        ----------        -----------
Subtotal                         11,206,957   22%   9,176,098   46%    6,293,279
Liberty Investment Mgmt., Inc.**          -    -            - (100%)   5,468,913
   Total Financial Assets Under -----------        ----------        -----------
         Management             $11,206,957   22%  $9,176,098  (22%) $11,762,192
                                ===========        ==========        ===========


   * Excludes balances included in the Heritage Family of Mutual Funds. ** See Note 16 of the Notes to Consolidated Financial Statements.

      Net interest income continues to be a growing source of recurring earnings. The components of interest earnings are as follows:

                      Sept. 25,           Sept. 26,          Sept. 27,
                        1998                1997               1996
                     ----------          ----------          ---------
                                     (balances in 000's)
Margin balances:
     Average balance $  701,742          $  480,203          $ 386,422
     Average rate          8.2%                8.1%               8.2%
                     ----------          ----------          ---------
                                $  57,697           $  39,087          $ 31,529
Assets segregated
 pursuant to
 Federal Regulations:
     Average balance    776,768             601,902            452,710
     Average rate          5.6%                5.3%               5.4%
                     ----------          ----------          ---------
                                   43,163              32,148            24,538

Stock borrowed:
     Average balance  1,154,703           1,004,735            947,412
     Average rate          4.9%                4.8%               4.7%
                     ----------          ----------           --------
                                   57,049              48,606            44,361

Raymond James Bank, FSB            22,937              17,739            11,980

Other interest revenue             21,409              18,166            14,045
                                 --------            --------          --------
Total interest revenue            202,255             155,746           126,453
                                 --------            --------          --------
Client interest program:
     Average balance  1,201,398             880,026           678,910
     Average rate          4.8%                4.7%              4.8%
                     ----------          ----------          --------
                                   57,627              41,693            32,374
Stock loaned:
     Average balance  1,119,287             980,000           941,937
     Average rate          4.7%                4.5%              4.4%
                     ----------          ----------          --------
                                   53,200              44,238            41,165

Raymond James Bank, FSB            17,249              12,997             7,782

Other interest expense              2,933               2,413             2,150
                                 --------            --------          --------
Total interest expense            131,009             101,341            83,471
                                 --------            --------          --------
Net interest income              $ 71,246     +31%   $ 54,405   +27%   $ 42,982
                                 ========            ========          ========

      Net trading profits declined 51% from the prior year, primarily as a result of the changes in the over-the-counter equity trading regulations and practices. These changes have virtually eliminated the gross equity trading profits and the Company expects that flat or negative over-the-counter equity trading results will be the norm, not the exception. In the past, the Company's trading profits had remained relatively consistent, derived primarily from client order flow in both over-the-counter equity and fixed income securities.

      The growth in the Company's retail client base during the past two fiscal years has led to increased financial service fees. There has been an 80% increase in the number of IRA accounts, a 53% increase in money market processing fees, a 40% increase in postage and service charges for transactions processed and a 135% increase in transaction fees arising from the Company's retail asset-based fee account programs, an increasingly popular alternative to the traditional commission-based pricing structure.

      Fiscal 1998's other income includes $1.7 million related to the sale of the real estate portfolio and property management subsidiaries and $2.4 million from the sale of the Company's specialist operations on the Chicago Exchange. Other income in fiscal 1997 includes a gain of $2.5 million from the Company's sale of its former headquarters building. For the first half of 1998 and in previous years, other income includes property management fees from the operations which were sold by the Company in March 1998. These fees had been increasing substantially through the years as the number of apartment units under management increased.


                                                     Year Ended
                                  ----------------------------------------------
                                  Sept. 25,  % Incr. Sept. 26, % Incr. Sept. 27,
                                    1998     %(Decr.)  1997              1996
                                  --------- -------- --------- ------- -------
  Expenses:                        (000's)            (000's)           (000's)
  Employee compensation:
   Sales commissions               $432,602    25%    $346,770   24%   $279,670
   Administrative and benefit costs 120,935    25%      96,549   21%     80,092
   Incentive compensation            96,723     3%      94,091   47%     64,142
                                   --------           --------         --------
     Total employee compensation    650,260    21%     537,410   27%    423,904
   Communications and information
    processing                       43,485    16%      37,491   23%     30,585
  Occupancy and equipment            33,029    22%      27,175   14%     23,927
  Clearance and floor brokerage      11,607  (  1%)     11,708   16%     10,098
  Interest                          131,009    29%     101,341   21%     83,471
  Business development               31,514    52%      20,755   29%     16,053
  Other                              31,767     2%      31,212   24%     25,189
                                   --------           --------         --------
                                   $932,671    22%    $767,092   25%   $613,227
                                   ========           ========         ========

     Sales commission expense increased at a rate approximately proportionate to the related revenues, with the slight variance being attributable to the mix of independent contractor and employee Financial Advisors and the bracket creep associated with higher average production.

      Administrative and benefit compensation costs have been increasing at a rate consistent with the growth in total revenues. The total number of employees has increased over 40% in the past three years, with the most significant increase occurring in the information systems area.

      Incentive compensation expenses are based on departmental, subsidiary and firm-wide profitability. Record underwriting activity in 1997 resulted in a dramatic increase in investment banking departmental profits, having a significant impact on incentive compensation. These revenues and the related incentive compensation were basically flat from 1997 to 1998.

      The continuing increases in communications and information processing expense in fiscal 1998 and 1997 reflect the costs of further enhancement and expansion of the Company's systems of internal communication and information dissemination, as well as higher general business volume which gave rise to increased costs for telephone, printing and supplies.

      The completion and occupancy of the third headquarters building in the spring of 1998 gave rise to much of the increased occupancy and equipment expenses for that year. The increase in occupancy and equipment expense from fiscal 1996 to 1997 is predominantly the increased depreciation on additional information processing equipment, as well as expenses associated with upgraded retail office space and Financial Advisor workstations over the past two years.

      Clearing and floor brokerage expense has not increased in proportion to related revenues due to the increased productivity of floor brokers and other cost saving measures implemented over the period.

     Business development expenses rose dramatically in 1998 due to increased advertising, both to recruit Financial Advisors and increase brand name recognition; increased travel and related expenses, particularly by the larger staff of investment bankers and research analysts; the inception of the stadium naming rights contract; and costs associated with larger conferences throughout the Company's operations. The increase in 1997 was proportionate to the increase in total revenues and reflects the growth of most of the same items.

     While the Company was able to hold other expenses relatively constant in 1998, these expenses increased from 1996 to 1997 at a pace equal to the growth in revenues. These expenses include fees paid to outside managers in the Company's investment advisory services program, bank service charges, legal expenses and provisions, and various state taxes.

Year 2000
---------

      The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions in the U.S. and internationally.

      The Company has revised all critical information technology (IT) internal computer code that it has identified as requiring modification for Year 2000 compliance, and will begin full integration testing of the revised code during the first quarter of fiscal 1999. All of the Company's securities transactions are processed on software provided by Securities Industry Software (SIS), a subsidiary of Automatic Data Processing, Inc., and the Company is closely monitoring the progress of SIS in revising its software. Based on information received to date, the Company believes that SIS will complete revision and testing of its software on a timely basis. The Company is also monitoring information received from third-party vendors regarding their progress in modification of other software used by the Company, as well as the progress of other industry suppliers, in addressing this issue.

      With respect to non-IT systems, primarily those located at its headquarters campus and those provided by its telecommunications and satellite service providers, the Company has completed the inventory of all systems and has begun the process of confirming the compliance status of its vendors. Most of these vendors are major national or international companies which have been addressing the Year 2000 issue for some time. The Company expects to complete this process of third-party review by August of 1999.

      With the exception of those discussed below, all of the Company's subsidiaries are substantially dependent upon the Company's Year 2000 compliance program. Raymond James Bank, Raymond James Trust Company and Heritage Asset Management, Inc. have received revised computer software from the third-party vendors on whom they are dependent and have begun the testing process, which they anticipate will be completed by June of 1999. Eagle Asset Management, Inc. has completed assessment and inventory of its critical IT requirements and is presently installing a new portfolio management system which has been designed to be Year 2000 compliant. Installation is expected to be completed by April of 1999 and system testing completed by July of 1999.

      The Company will begin the process of developing contingency plans during the second fiscal quarter.

      The securities industry is scheduled to begin industry-wide testing for Year 2000 compliance during the spring of 1999 and the Company anticipates that it will be ready to participate in that testing program as it has completed virtually all of its internal programming. To date, the Company's costs in making system modifications have not been material and the Company does not believe that remaining costs will have a material impact on the Company's operations in fiscal 1999.

      The impact of this problem on the securities industry will be material, however, since virtually every aspect of the sale of securities and the processing of transactions will be affected. Due to the enormous task facing the securities industry, and the interdependent nature of securities transactions, the Company may be adversely affected by this problem in the Year 2000 depending on whether it and the entities with whom it does business address this issue successfully.

Liquidity and Capital Resources
-------------------------------

      Net  cash  from operating activities during the current year  was  $448 million. Cash was generated by increased client balances in the client interest program net of increased customer margin balances and the fluctuations in various asset and liability accounts.

     Investing activities required $118 million during the year. Additions to fixed assets consumed $46 million, of which $27.8 million was for the construction of new buildings at the headquarters complex, the remainder being for the purchase of computers, office furniture and equipment. Net purchases, sales and maturations of investments consumed $72 million. These investments were primarily mortgage-backed securities purchased by Raymond James Bank, FSB ("RJ Bank").

      Financing activities provided $25 million, the result of increased mortgage financing and the exercise of stock options and employee stock purchases, net of cash dividends paid and repurchases of the Company's common stock.

      The Company has loans payable consisting of debt in the amount of $40 million in the form of a mortgage on its headquarters office complex and a $5 million Federal Home Loan Bank advance at RJ Bank. The Company refinanced an existing mortgage and obtained additional financing after the completion of the third headquarters building for a total mortgage amount of $40 million.

      The parent company has a commitment from a national bank for an unsecured $50 million line of credit for general corporate purposes. In addition, Raymond James & Associates, Inc. has uncommitted bank lines of credit aggregating $310 million.

      The Company's broker-dealer subsidiaries are subject to requirements of
the   SEC  relating  to  liquidity  and  capital  standards  (see  Notes   to
Consolidated Financial Statements).

Effects of Recently Issued Accounting Standards
-----------------------------------------------

      During June 1997 the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income," ("FAS 130") which requires entities to report changes in equity that result from transactions and economic events other than those with shareholders. The standard divides comprehensive income into "net income" and "other comprehensive income." Other comprehensive income includes available-for-sale items. The Company will be required to present comprehensive income beginning in fiscal 1999. Disclosure requirements will include showing aggregate net income plus other comprehensive income adjustments in either a separate statement or below net income in the statement of operations. The impact of adopting FAS 130 is not anticipated to have a material effect on the Company's financial position or results of operations.

      Also during fiscal 1998, the FASB issued statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard requires that derivatives be recognized in the balance sheet at fair value. Designation as hedges of specific assets or liabilities is permitted only if certain conditions are met. Effective in fiscal 2000, the Company will be required to record and mark to market any derivative financial instruments and related underlying assets, liabilities and firm commitments. Based on current operations, there should be minimal impact on the Company's financial statements.

Market Risk
-----------

      During fiscal 1997 the Securities and Exchange Commission issued market risk disclosure requirements to enhance disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. The Company manages risk exposure involving various levels of management. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Current and proposed underwriting, corporate development, merchant banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Company monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

      The Company maintains inventories as detailed in Note 2 to the Consolidated Financial Statements. The fair value of these securities at September 25, 1998, was $106 million in long positions and $31 million in short positions. The Company performed an entity-wide analysis of the Company's financial instruments and assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at September 25, 1998 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Effects of Inflation
--------------------

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

Factors Affecting "Forward-Looking Statements"
----------------------------------------------

      From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i)
transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets,
(ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     (a) Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

     (b)                 QUARTERLY FINANCIAL INFORMATION

                    (In thousands, except per share data)

1998                               1st Qtr.    2nd Qtr.     3rd Qtr.   4th Qtr.
                                   --------    --------     --------   --------
Revenues                           $252,304    $267,538     $275,791   $287,274
Income  before  income  taxes        36,886      40,534       36,341     36,475
Net  income                          22,745      24,700       22,791     22,468
Net  income  per  share - basic*        .48         .51          .47        .46
Net  income  per  share - diluted*      .45         .50          .46        .45

1997                               1st Qtr.    2nd Qtr.**   3rd Qtr.   4th Qtr.
                                   --------    --------     --------   --------
Revenues                           $194,819    $249,995     $210,118   $272,675
Income  before  income  taxes        27,998      62,128       27,945     42,444
Net  income                          17,168      38,130       17,140     26,477
Net  income  per  share - basic*        .37         .81          .35        .56
Net  income  per  share - diluted*      .36         .79          .35        .54

      * Gives effect to the 3-for-2 common stock split paid on April 2, 1998 and April 3, 1997

      ** Amounts include the $30.6 million gain on the sale of Liberty Investment Management, Inc. Excluding this gain, revenues were $219,349,000 and net income was $19,341,000, and basic and diluted net income per share were $.41 and $.40, respectively. See Note 16 of the Notes to Consolidated Financial Statements for details.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.



                                  PART III
                                  --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

       Executive officers of the registrant (including its significant subsidiaries) who are not Directors of the registrant are as follows:

          Richard K. Riess    49    Executive Vice President - RJF,
                                    President and CEO of Eagle, and
                                    Managing Director - Asset Management.

          Jeffrey P. Julien   42    Vice President - Finance and Chief
                                    Financial Officer, Director and/or
                                    officer of certain RJF subsidiaries.

          Barry S. Augenbraun 59    Senior Vice President and
                                    Corporate Secretary.

          Jennifer C. Ackart  34    Controller.

The information required by Item 10 relating to Directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 08, 1999.


ITEMS 11,12 AND 13.

      The information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 08, 1999.


                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          -------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(a) Exhibits required by this Item are either listed in the index appearing on page F-1 of this report or have been previously filed with the SEC.

(b) Financial statement schedules required by this Item are listed in the index appearing on page F-1 of this report.

                                 SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 17th day of December, 1998.

                                        RAYMOND JAMES FINANCIAL, INC.
                                     By /s/ THOMAS A. JAMES
                                     ---------------------------------
                                        Thomas A. James, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
     Signature                     Title                           Date
     ---------                     -----                           ----
/s/ THOMAS A. JAMES                Chairman and Chief          December 17, 1998
Thomas A. James                    Executive Officer

/s/ FRANCIS S. GODBOLD             President and Director      December 17, 1998
Francis S. Godbold

/s/ M. ANTHONY GREENE              Executive Vice President    December 17, 1998
M. Anthony Greene                  and Director

/s/ J. STEPHEN PUTNAM              Executive Vice President    December 17, 1998
J. Stephen Putnam                  and Director

/s/ ROBERT F. SHUCK                Vice Chairman and Director  December 17, 1998
Robert F. Shuck

/s/ JEFFREY P. JULIEN              Vice President - Finance    December 17, 1998
Jeffrey P. Julien                  (Chief Financial Officer)

/s/ JENNIFER C. ACKART             Controller (Chief           December 17, 1998
Jennifer C. Ackart                 Accounting Officer)

/s/ JONATHAN A. BULKLEY            Director                    December 17, 1998
Jonathan A. Bulkley

/s/ ANGELA M. BIEVER               Director                    December 17, 1998
Angela M. Biever

/s/ THOMAS S. FRANKE               Director                    December 17, 1998
Thomas S. Franke

/s/ HARVARD H. HILL, JR.           Director                    December 17, 1998
Harvard H. Hill, Jr.

/s/ HUNTINGTON A. JAMES            Director                    December 17, 1998
Huntington A.  James

/s/ PAUL W. MARSHALL               Director                    December 17, 1998
Paul W. Marshall

/s/ DENNIS W. ZANK                 Director                    December 17, 1998
Dennis W. Zank

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
----------------------------------------------
INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
-----------------------------------------------------

FINANCIAL STATEMENTS                                                   PAGE(S)
--------------------
  Report and Consent of Independent Certified Public Accountants         F-2

  Consolidated Statement of Financial Condition
     as of September 25, 1998 and September 26, 1997                     F-3

  Consolidated Statement of Income for the Three Years Ended
     September 25, 1998                                                  F-4

  Consolidated Statement of Changes in Shareholders' Equity
     for the Three Years Ended September 25, 1998                        F-5

  Consolidated Statement of Cash Flows
     for the Three Years Ended September 25, 1998                        F-6-7

  Summary of Significant Accounting Policies                             F-8-10

EXIHIBTS
--------
  Notes to Consolidated Financial Statements                             F-11-24

 3.1 Amended and restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State Florida on March 9, 1998, and as Exhibit 3 of Form 10Q filed on May 11, 1998

3.2 Amended and restated By-Laws of the Company, filed as Exhibit 3 of 10Q filed February 9, 1998

10.1 Raymond James Financial, Inc. Amended Stock Option Plan for Outside Directors, dated December 12, 1986, incorporated by reference to
     Exhibit 4.1 (b) to Registration Statement on Form S-8, No. 33-38350

10.2 Raymond James Financial, Inc. 1992 Incentive Stock Option Plan effective August 20, 1992, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 33-60608; and amended on Form S-8, No. 333-59449 filed July 20, 1998

10.3 Raymond James Financial, Inc. Deferred Management Bonus
     Plan, effective as of October 1, 1989*

10.4 Raymond James Financial, Inc. 1996 Stock Option Plan for
     Key Management Personnel, dated November 21, 1996**

10.5 Termination and Release Agreement between Liberty
     Asset Management, Inc. and Raymond James Financial, Inc.*

10.6 Raymond James Financial, Inc.'s 1998 Employee Stock
     Purchase Plan S-8

11   Computation of Earnings per Share                                     X-1

21   List of Subsidiaries                                                  X-2

23   Independent Auditor's Consent                                         F-2

27   Financial Data Schedule - EDGAR version only

* Incorporated by reference as filed with the Company's Form 10-K on December 23, 1996
** Incorporated by reference as filed with the Company's Form 10-K on December 24, 1997

SCHEDULES AND EXHIBITS EXCLUDED
-------------------------------

      All schedules and exhibits not included are not applicable, not required or would contain information which is included in the Consolidated Financial Statements, Summary of Significant Accounting Policies, or the Notes to Consolidated Financial Statements.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Shareholders of Raymond James Financial, Inc.

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and its subsidiaries at September 25, 1998 and September 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Raymond James Bank, FSB, a wholly-owned subsidiary, which statements reflect total assets of $510,580,000 and $328,519,000 at September 25, 1998 and September 26, 1997, respectively, and total revenues of $23,199,000, $17,712,000 and $12,121,000 for each of the three years in the period ended September 25, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Raymond James Bank, FSB, is based solely on the report of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Tampa, Florida
November 13, 1998

Exhibit 23

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
---------------------------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-54071, 33-60608 and 33-38390) of Raymond James Financial, Inc. of our report dated November 13, 1998 appearing on page F-2 of this Form 10-K.

PricewaterhouseCoopers LLP

Tampa, Florida
December 18, 1998


                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                 ----------------------------------------------
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  ---------------------------------------------
                      (in thousands, except share amounts)
                                                    September 25, September 26,
                                                        1998          1997
                                                    ------------- -------------
ASSETS
Cash  and  cash  equivalents                          $  296,817    $  196,351
Assets segregated pursuant to Federal Regulations:
     Cash and cash equivalents                                 1           375
     Securities purchased under agreements to resell     946,723       692,054
Securities owned:
     Trading and investment account securities           105,892        98,004
     Available for sale securities                       385,676       313,286
Receivables:
     Clients, net                                        893,839       686,339
     Stock borrowed                                      852,744     1,070,944
     Brokers, dealers and clearing organizations         112,838        39,644
     Other                                                62,722        38,118
Investment in leveraged leases                            23,297        22,161
Property and equipment, net                               81,372        51,674
Deferred income taxes, net                                32,841        24,356
Deposits with clearing organizations                      21,206        22,200
Prepaid expenses and other assets                         36,769        23,139
                                                      -----------   -----------

                                                      $3,852,737    $3,278,645
                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                         $   44,767    $   14,215
Payables:
     Clients                                           2,126,699     1,487,158
     Stock loaned                                        828,102     1,035,035
     Brokers, dealers and clearing organizations          43,227        22,252
     Trade and other                                      99,690        81,217
Trading account securities sold but not yet
     purchased                                            30,841        55,298
Accrued compensation and commissions                     158,539       141,781
Income taxes payable                                      10,974        18,413
                                                      -----------   -----------
                                                       3,342,839     2,855,369
                                                      ===========   ===========

Commitments and contingencies (Note 9)                          -            -

Shareholders' equity:
     Preferred stock; $.10 par value; authorized
      10,000,000 shares; issued and outstanding -0- shares      -            -
     Common stock; $.01 par value; authorized
      100,000,000 shares; issued 48,997,995 shares            490          326
     Additional paid-in capital                            57,777       52,599
     Unrealized gain on securities available
      for sale, net of deferred taxes                         114          341
     Retained earnings                                    459,099      377,981
                                                       -----------  -----------
                                                          517,480      431,247
     Less:  730,118 and 1,303,176 common shares
       in  treasury, at cost                               (7,582)      (7,971)
                                                       -----------  -----------
                                                          509,898      423,276
                                                       -----------  -----------

                                                       $3,852,737   $3,278,645
                                                       ===========  ===========

   The accompanying Summary of Significant Accounting Policies and Notes to
    Consolidated Financial Statements are integral parts of these financial statements.


                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                 ----------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                    (in thousands, except per share amounts)

                                                Year Ended
                                  -----------------------------------------
                                  September 25, September 26, September 27,
                                      1998          1997          1996
                                  ------------- ------------- -------------
Revenues:
   Securities commissions and fees   $  631,661    $  514,964    $  422,487
     Investment banking                 107,772       109,088        72,596
     Investment advisory fees            79,485        55,194        50,715
     Interest                           202,255       155,746       126,453
     Correspondent clearing               4,429         4,502         3,985
     Net trading profits                  6,300        12,797        12,243
     Financial service fees              28,928        24,610        18,191
     Other                               22,077        20,060        15,082
     Gain on sale of Liberty
      Investment Management, Inc.             -        30,646             -
       (Note 16)                      ----------    ----------    ----------
                                      1,082,907       927,607       721,752
                                     ----------    ----------    ----------

Expenses:
     Employee compensation              650,260       537,410       423,904
     Communications and information
        processing                       43,485        37,491        30,585
     Occupancy and equipment             33,029        27,175        23,927
     Clearance and floor brokerage       11,607        11,708        10,098
     Interest                           131,009       101,341        83,471
     Business development                31,514        20,755        16,053
     Other                               31,767        31,212        25,189
                                     ----------    ----------    ----------
                                        932,671       767,092       613,227
                                     ----------    ----------    ----------

Income before provision for
     income taxes                       150,236       160,515       108,525

Provision for income taxes               57,532        61,600        42,547
                                     ----------    ----------    ----------

Net income                           $   92,704    $   98,915    $   65,978
                                     ==========    ==========    ==========

Net income per share - basic         $     1.92    $     2.09    $     1.41
                                     ==========    ==========    ==========

Net income per share - diluted       $     1.86    $     2.04    $     1.39
                                     ==========    ==========    ==========

Weighted - average common shares
 outstanding - basic                     48,160        47,383        46,781
                                     ==========    ==========    ==========

Weighted - average common and common
 equivalent shares outstanding -         49,951        48,387        47,307
 diluted                             ==========    ==========    ==========



    The accompanying Summary of Significant Accounting Policies and Notes to
     Consolidated Financial Statements are integral parts of these financial statements.


                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                 ----------------------------------------------
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            ---------------------------------------------------------
                      (in thousands, except share amounts)


                                                Unrealized
                                                Gain/(Loss)
      Preferred    Common                      on Secur-     Treasury   Total
       Stock       Stock      Additional       ities Avail-    Stock    Share-
                              Paid-in Retained able       Common        holders
      Shares Amt. Shares Amt. Capital Earnings For Sale   Shares Amt.   Equity
      -------------------------------------------------------------------------
Balance at
 September 29,
 1995            21,777 $217 $50,685 $231,029 $  146 (1,163) $(15,884) $266,193
Net income                             65,978                            65,978
Cash dividends -
 common stock
 ($.17 per share)                      (7,911)                           (7,911)
Purchase of
 treasury shares                                        (18)     (367)     (367)
Employee stock
 purchases                       585                    106     1,455     2,040
Exercise of stock
 options                      (1,250)                   192     2,635     1,385
Tax benefit related
 to non-qualified
 option exercises                251                                        251
Net unrealized loss
 on securities
 available for sale                            (937)                       (937)
       -------------------------------------------------------------------------
Balances at
 September 27,
 1996           21,777   217  50,271  289,096  (791)   (883)  (12,161)  326,632

Net income                             98,915                            98,915
Cash dividends -
 common
 stock ($.21
 per share)                            (9,921)                           (9,921)
Employee stock
 purchases                     2,031                   145     1,649      3,680
Exercise of
 stock options                   (11)                  211     2,541      2,530
Tax benefit
 related to
 non-qualified
 option exercises                308                                        308
3-for-2 stock
 split         10,888    109             (109)        (342)                   -
Net unrealized
 gain on
 securities
 available for
 sale                                           1,132                     1,132
      -------------------------------------------------------------------------
Balances at
 September
 26, 1997      32,665    326  52,599  377,981    341 (869)   (7,971)   423,276
      -------------------------------------------------------------------------

Net income                             92,704                            92,704
Cash dividends
 - common
 stock ($.24
 per share)                           (11,586)                          (11,586)
Purchase of
 treasury shares                                     (292)    (5,346)    (5,346)
Employee stock
 purchases                    4,271                   261      2,274      6,545
Exercise of stock
 options                        197                   403      3,461      3,658
Tax benefit related
 to non-qualified
 option exercises               539                                         539
3-for-2 stock
 split         16,333    164   (164)                 (233)                    -
Corporate sale
 of RJF put
 options                        335                                         335
Net unrealized
 loss on
 securities
 available
 for sale                                       (227)                      (227)
      --------------------------------------------------------------------------
Balances at
 September
 25, 1998     48,998    $490 57,777 $459,099  $  114 (730)  $ (7,582)  $509,898
      ==========================================================================

    The accompanying Summary of Significant Accounting Policies and Notes to
     Consolidated Financial Statements are integral parts of these financial statements.


               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               ----------------------------------------------
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                    ------------------------------------
                               (in thousands)
                          (continued on next page)

                                                   Year Ended
                                  ---------------------------------------------
                                  September 25,   September 26,   September 27,
                                      1998            1997            1996
                                  ---------------------------------------------

Cash flows from operating activities:
   Net income                         $ 92,704       $ 98,915        $ 65,978
                                      ---------      ---------       ---------
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation and amortization    16,321         13,312          11,299
       Unrealized loss (gain) on investment
        account securities                 773          2,075            (806)
       Unrealized loss (gain) and premium
        amortization on available for sale
        securities                       1,395            (66)            958
       (Gain) loss on sale of securities(1,130)            55            (199)
       (Gain) loss on sale of property
         and equipment                    (204)            55             155
       Provision for bad debts            (342)          (380)             27
       Provision for other accruals     (1,825)        (6,881)         (1,690)
   Decrease (increase) in assets:
       Short-term investments                -              -          34,017
       Receivables:
          Clients                     (207,158)      (226,779)        (62,006)
          Stock borrowed               218,200       (206,804)        (88,852)
          Brokers, dealers and clearing
           organizations               (73,194)       (15,338)         24,829
           Other                       (24,604)        (9,138)         (4,094)
       Trading account securities, net (33,549)        25,975         (18,992)
       Deferred income taxes            (8,485)        (3,167)           (209)
       Prepaid expenses and other
        assets                         (13,772)        (6,919)        (11,664)
   Increase (decrease) in liabilities:
       Payables:
          Clients                      639,541        400,752         311,930
          Stock loaned                (206,933)       186,440          62,811
          Brokers, dealers and clearing
           organizations                20,975        (34,676)         39,386
          Trade and other               20,298         34,091            (514)
       Accrued compensation and
          commissions                   16,758         40,481          27,933
       Income taxes payable             (7,439)         8,008           4,234
                                      ---------      ---------       ---------
         Total adjustments             355,626        201,096         328,553
                                      ---------      ---------       ---------

Net cash provided by operating
  activities                           448,330        300,011         394,531
                                      ---------      ---------       ---------


  The accompanying Summary of Significant Accounting Policies and Notes to
   Consolidated Financial Statements are integral parts of these financial statements.






               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               ----------------------------------------------
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                    ------------------------------------
                               (in thousands)
                       (continued from preceding page)

                                                  Year Ended
                                   -----------------------------------------
                                    September 25, September 26, September 27,
                                        1998          1997          1996
                                   ------------- ------------- -------------

Cash flows from investing
 activities:
    Additions to property
     and equipment                      (45,815)      (25,456)      (10,093)
    Sales of investment
     account securities                   4,563         4,923        13,332
    Sales of available for sale
     securities                               -        18,732        37,718
    Purchases of investment account
     securities                          (3,007)       (8,636)       (3,139)
    Purchases of available for sale
     securities                        (187,213)     (170,131)     (164,373)
    Security maturations and
     repayments                         113,206        48,153        42,213
                                     -----------   -----------   -----------
Net cash used in investing activities  (118,266)     (132,415)      (84,342)
                                     -----------   -----------   -----------

Cash flows from financing activities:
    Repayments on mortgage note         (12,948)         (193)         (176)
    Proceeds from mortgage financing     40,000             -             -
    Other borrowed funds                  5,000             -         11,990
    Repayments on borrowings             (1,500)      (10,490)        (2,510)
    Exercise of stock options and
      employee stock purchases           10,742         6,518          3,676
    Purchase of treasury stock           (5,346)            -           (367)
    Sale of stock options                   335             -              -
    Cash dividends on common stock      (11,586)       (9,921)        (7,911)
                                     -----------  ------------    -----------
Net cash provided by (used in)
    financing activities                 24,697       (14,086)         4,702

Net increase in cash and
    cash equivalents                    354,761       153,510        314,891
Cash and cash equivalents at
    beginning of year                   888,780       735,270        420,379
                                     -----------   -----------    -----------
Cash and cash equivalents at end of
   year                              $1,243,541   $   888,780     $  735,270
                                     ===========  ============    ===========
Supplemental disclosures of cash flow
 information:
     Cash paid for interest          $  129,367   $   100,546     $   88,599
                                     ===========  ============    ===========

     Cash paid for taxes             $   73,456   $    55,382     $   41,371
                                     ===========  ============    ===========

  The accompanying Summary of Significant Accounting Policies and Notes to
   Consolidated Financial Statements are integral parts of these financial statements.




               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               ----------------------------------------------
                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                 ------------------------------------------

      Raymond James Financial, Inc. is a holding company which, through its subsidiaries, is engaged principally in the securities brokerage business, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. In addition, it provides investment management services for retail and institutional clients and banking and trust services for retail clients. The accounting and reporting policies of Raymond James Financial, Inc. and its subsidiaries (the "Company") conform to generally accepted accounting principles, the more significant of which are summarized below:

Basis of consolidation
----------------------

      The  consolidated financial statements include the accounts of  Raymond
James  Financial,  Inc.  and  its subsidiaries.   All  material  intercompany
balances and transactions have been eliminated in consolidation.

      All consolidated subsidiaries are 100% owned by the Company except for RJ Properties, Inc., which is 85% owned.

Reporting period
----------------

      The Company's fiscal year ends on the last Friday in September of each year.

Recognition of revenues
-----------------------

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

Management estimates and assumptions
------------------------------------

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment reporting
-----------------

      In the fourth quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("FAS 131"). FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect the Company's financial position or results of operations but did affect the disclosure of segment information (see Note
15).

Cash and cash equivalents
-------------------------

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

      It  is  the  Company's  policy  to obtain  possession  and  control  of
securities  purchased  under  resale  agreements.   The  net  fair  value  of
securities purchased under resale agreements approximates their carrying value, as such financial instruments are predominantly short-term in nature. The Company monitors the risk of loss by assessing the market value of the underlying securities as compared to the related receivable or payable, including accrued interest, and requests additional collateral where deemed appropriate. At September 25, 1998, and September 26, 1997, there were no agreements with any individual counterparties where the risk of loss exceeded 10% of shareholders' equity.

Securities owned
----------------

      The trading and investment account securities held by the brokerage subsidiaries are classified as trading. Investment account securities not readily marketable are carried at estimated fair value as determined by management with unrealized gains and losses included in earnings. Trading securities are carried at market value with realized and unrealized gains and losses included in earnings. The Company accounts for other securities owned in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 requires investments in debt and equity securities to be classified as either "held to maturity," "trading," or "available for sale." The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen. Securities available for sale are carried at estimated market value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred taxes, and realized gains and losses, determined on a specific identification basis, included in earnings.

Property and equipment
----------------------

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

Goodwill
--------

      Goodwill is stated at cost less accumulated amortization. Amortization of goodwill is provided using the straight-line method for financial reporting purposes over three years. Goodwill is reflected in prepaid expenses and other assets.

Correspondent clearing
----------------------

      Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. The Company records clearing charges net of commissions remitted. Total commissions generated by correspondents were $22,244,000, $21,334,000 and $18,742,000, and commissions remitted totaled $17,815,000, $16,832,000 and $14,757,000 for the years ended September 25, 1998, September 26, 1997 and September 27, 1996, respectively.

Income taxes
------------

      The Company utilizes the asset and liability approach defined in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement amounts and the tax bases of assets and liabilities.

Net income per share
--------------------

     Net income per share is computed using weighted average common stock and common stock equivalents outstanding. Common stock equivalents include shares issuable under stock options and are determined under the treasury stock method. All per share amounts have been restated to give retroactive effect to the common stock dividends paid on April 2, 1998 and April 3, 1997 (see Note 10), as well as the implementation of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128").

Reclassifications

      Certain amounts from prior years have been reclassified for consistency with current year presentation. These reclassifications were not material to the consolidated financial statements.










               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               ----------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

NOTE 1 - RECEIVABLES FROM AND PAYABLES TO CLIENTS:
--------------------------------------------------

      Receivables from clients include amounts arising from normal cash and margin transactions, bank loans receivable (see Note 7), and fees receivable. Securities owned by brokerage clients are held as collateral for margin receivables. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients is shown net of an allowance for doubtful accounts of approximately $1,166,000 and $824,000 as of September 25, 1998 and September 26, 1997, respectively. Unsecured receivables are not significant.

      Payables to clients include brokerage client funds on deposit awaiting reinvestment and bank savings accounts and certificates of deposit. The Company pays interest at varying rates on qualifying brokerage client funds on deposit. These funds totaled $1,447,665,000 and $961,857,000 at September 25, 1998 and September 26, 1997, respectively. In addition, the Company pays interest at varying rates on client bank deposits as described in Note 7.

NOTE 2 - TRADING AND INVESTMENT ACCOUNT SECURITIES (in thousands):
------------------------------------------------------------------

                            September 25, 1998          September 26, 1997
                          ------------------------    ------------------------
                                        Securities                  Securities
                                         sold but                    sold but
                          Securities     not  yet     Securities     not yet
                             owned       purchased       owned       purchased
                          ----------     ---------    ----------     ---------
Marketable:
   Stocks and warrants      $  9,715      $  5,000       $15,212       $23,653
   Municipal obligations      77,697            55        48,716         1,689
   Corporate obligations       1,913         1,197         7,681         5,206
   Government obligations     10,547        24,589        22,988        24,717
   Other                       5,530             -         2,644            33
Non-marketable                   490             -           763             -
                            --------       -------       -------       -------
                            $105,892       $30,841       $98,004       $55,298
                            ========       =======       =======       =======


NOTE 3 - AVAILABLE FOR SALE SECURITIES (in thousands):
------------------------------------------------------

      The amortized cost and estimated market values of securities available for sale at September 25, 1998 are as follows:
                                          Gross         Gross        Estimated
                           Amortized    Unrealized    Unrealized       Market
                              Cost        Gains         Losses          Value
                           ---------    ----------    ----------     ---------
Mortgage-backed securities:
    FNMA                    $178,651          $124        $ (79)      $178,696
    FHLMC                    152,510           212           (1)       152,721
    GNMA                      13,093           265            -         13,358
U.S. Treasury Securities       7,992            69            -          8,061
U.S. Govt. Obligations         4,994             -          (17)         4,977
Corporate investments         20,527             -          (71)        20,456
Other                          7,731            27         (351)         7,407
                            --------          ----        ------      --------
                            $385,498          $697        $(519)      $385,676
                            ========          ====        ======      ========


      The amortized cost and estimated market values of securities available for sale at September 26, 1997 are as follows:
                                         Gross          Gross        Estimated
                           Amortized   Unrealized     Unrealized       Market
                              Cost       Gains          Losses         Value
                           ---------   ----------     ----------     ---------
Mortgage-backed securities:
    FNMA                    $142,966       $  307         $ (99)      $143,174
    FHLMC                    137,557          446            (5)       137,998
    GNMA                      14,457            -          (137)        14,320
U.S. Treasury Securities       7,995           30             -          8,025
U.S. Govt. Obligations         4,992            -            (8)         4,984
Corporate investments          4,003            4            (2)         4,005
Other                            764           16             -            780
                            --------       ------         ------      --------
                            $312,734       $  803         $(251)      $313,286
                            ========       ======         ======      ========

     The U.S. Treasury Securities and U.S. Government Obligations mature after one year and within five years.

NOTE 4 - LEVERAGED LEASES (in thousands):
-----------------------------------------

      The Company is the lessor in two leveraged commercial aircraft transactions with major domestic airlines. The Company's combined equity investments represented 21% of the aggregate purchase prices; the remaining 79% was funded by public debt issues in the form of equipment trust certificates. The residual values of the aircrafts at the end of an average lease term of 20 years are projected to be an average of 10% of the original cost. The leases expire in September 2013 and June 2016, respectively.

                                               September 25,      September 26,
                                                   1998               1997
                                               -------------      -------------
Rents receivable (net of principal and
  interest  on the non-recourse debt)             $  21,056           $ 21,056
    Unguaranteed residual values                     10,719             10,719
    Unearned income                                  (8,478)            (9,614)
                                                  ----------          ---------
    Investment in leveraged leases                   23,297             22,161
    Deferred taxes arising from leveraged leases    (23,049)           (19,259)
                                                  ----------          ---------
Net investment in leveraged leases                $     248           $  2,902
                                                  ==========          =========


NOTE 5 - PROPERTY AND EQUIPMENT (in thousands):
-----------------------------------------------

                                               September 25,      September 26,
                                                   1998               1997
                                               -------------      -------------
    Land                                          $   9,612          $   9,612
    Buildings and improvements                       60,059             30,460
    Furniture, fixtures, equipment
     and leasehold improvements                      83,904             75,374
                                                  ----------         ----------
                                                    153,575            115,446
    Less: accumulated depreciation
     and amortization                               (72,203)           (63,772)
                                                  ----------         ----------
                                                  $  81,372          $  51,674
                                                  ==========         ==========




NOTE 6 - BORROWINGS:
--------------------

      The Company has a mortgage note payable related to the refinancing of two existing buildings at the headquarters complex and additional financing for a third building and adjacent parking garage completed during fiscal year 1998. The mortgage requires monthly principal and interest payments of approximately $291,000 with a balloon payment due January 1, 2008. The mortgage bears interest at 7.37% and is secured by land, buildings and improvements with a net book value of $50,366,000 at September 25, 1998. Principal maturities under this mortgage note payable for the succeeding five years are as follows: $579,420 in 1999, $623,595 in 2000, $671,139 in 2001,
$722,307 in 2002, $777,377 in 2003 and $36,437,942 thereafter.

     The Company has a $50 million committed, unsecured line of credit with a commercial bank. Borrowings under the line bear interest at the lesser of prime rate or Fed Funds plus .5%, or LIBOR plus .375%. The line of credit requires that the Company maintain certain net worth levels, limits other leases and debt and requires the Company to follow certain other sound business practices. The Company paid $63,000, $63,000, and $64,000 in loan commitment fees on this line during fiscal years 1998, 1997 and 1996, respectively. There were no outstanding borrowings on this line at September 25, 1998 or September 26, 1997. The Company had a separate $50 million line of credit under which borrowings were collateralized by customer securities with a maximum loan to value of fifty percent at an interest rate of one month LIBOR plus .75%. There were borrowings of $1,500,000 under this facility at September 26, 1997. The interest rate on these borrowings ranged from 6.1% to 6.4% during 1997.

      The  Company  also  maintains uncommitted lines of  credit  aggregating
$310,000,000  with  commercial banks ($235,000,000  secured  and  $75,000,000 unsecured). Borrowings under the lines of credit bear interest, at the Company's option, at the bank's prime rate, Fed Funds rate plus .5%, or LIBOR plus .75%. There were no short-term borrowings outstanding under these lines at September 25, 1998 or September 26, 1997. The interest rate on these borrowings ranged from 5.58% to 6.84% in 1998, and 5.87% to 7.25% in 1997. Loans on the secured, uncommitted lines of credit are collateralized by firm or client margin securities.

NOTE 7 - BANK OPERATIONS AND DEPOSITS:
--------------------------------------

      On May 6, 1994, the Company chartered Raymond James Bank, FSB, ("RJ Bank") in conjunction with the purchase of the deposits of certain branches of a federal savings bank from the Resolution Trust Corporation ("RTC") for a nominal purchase price. The Company contributed $25 million in capital to fund RJ Bank's start-up.

     A summary of client deposit accounts and weighted average interest rates follows:
                        September 25, 1998             September 26, 1997
                      ----------------------         ----------------------
                    (dollar amounts in thousands)  (dollar amounts in thousands)
                                  Weighted-                      Weighted-
                        Balance Average Rate          Balance Average Rate
                        ------- ------------          ------- ------------
Demand deposits:
  Non-interest bearing $    646       -              $    610       -
  Interest bearing        2,229    2.19%                1,665    2.33%
Money markets            12,211    3.85%                5,383    3.94%
Savings accounts        382,767    4.53%              204,496    4.70%
Certificates of deposit  52,705    5.67%               87,731    5.68%
                       --------    -----             --------    -----
      (4.55% - 9.00%)
                       $450,558    4.62%             $299,885    4.95%
                       ========    =====             ========    =====

      The certificates of deposit mature as follows: $32,172,000 in 1999, $8,381,000 in 2000, $4,135,000 in 2001, $7,005,000 in 2002 and $1,012,000 in
2003. Certificates of deposit and savings accounts in amounts of $100,000 or more at September 25, 1998 and September 26, 1997 were approximately $6,089,000 and $11,763,000, respectively.

     A summary of RJ Bank's loan distribution is as follows:

                                         September 25,     September 26,
                                              1998              1997
                                         -------------     -------------
                                             (000's)           (000's)

      Residential mortgage loans              $62,173           $18,190
      Consumer loans                              111               115
                                              -------           -------
                                               62,284            18,305
      Allowance for loan losses                  (642)             (191)
      Purchase premium                            362               308
      Deferred origination fees
        and costs                                  22                25
                                              -------           -------
                                              $62,026           $18,447
                                              =======           =======

      Activity in the allowance for loan losses for 1998 and 1997 consists solely of the provision for loan losses. There were no actual loan losses in 1998, 1997 or 1996.
      There was no recorded investment or interest income recognized on impaired loans during 1998, 1997 and 1996, as there were no impaired loans during these periods.

      Generally, mortgage loans are secured by either first or second mortgages on residential property, and consumer loans are secured by time deposit accounts. As of September 25, 1998 and September 26, 1997, all of RJ Bank's loan portfolio was secured.

      RJ Bank is subject to various regulatory and capital requirements and was in compliance with all requirements throughout the fiscal years.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), RJ Bank is subject to rules limiting brokered deposits and related interest rates. Under these rules, banks that are deemed "well-capitalized" may accept brokered deposits without restriction, and banks deemed "adequately capitalized" may do so with a waiver from the FDIC. An "undercapitalized" bank is not eligible for a waiver and may not accept brokered deposits. As of September 30, 1998, the most recent notification from the Office of Thrift Supervision categorized RJ Bank as "well capitalized" under the regulatory framework for prompt corrective action.

      At September 25, 1998 and September 26, 1997, RJ Bank exceeded the tangible capital, core capital, core/leverage capital, Tier I/risk-based capital and total risk-based capital levels mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and FDICIA. At
September 25, 1998 and September 26, 1997, RJ Bank's Tier I capital to average assets ratio was 8.2% and 9.3%, respectively.



NOTE 8 - FEDERAL AND STATE INCOME TAXES (in thousands):
-------------------------------------------------------
     The provision (benefit) for income taxes consists of:

                                                    Year Ended
                                    -----------------------------------------
                                    September 25, September 26, September 27,
                                        1998          1997          1996
                                    ------------- ------------- -------------
Current provision:
  Federal                               $ 56,151      $ 55,864      $ 35,473
  State                                    9,774         9,655         6,730
                                        --------      --------      ---------
                                          65,925        65,519        42,203
                                        --------      --------      ---------
Deferred provision (benefit):
  Federal                                 (7,120)       (3,306)          383
  State                                   (1,273)         (613)          (39)
                                        ---------      --------     ---------
                                          (8,393)       (3,919)          344
                                        ---------     ---------     ---------
                                        $ 57,532      $ 61,600      $ 42,547
                                        =========     =========     =========

      The Company's effective tax rate on pre-tax income differs from the statutory federal income tax rate due to the following:

                                                    Year Ended
                                    ----------------------------------------
                                    September 25, September 26, September 27,
                                        1998          1997          1996
                                    ------------- ------------- -------------
Provision calculated at
 statutory rates                        $ 52,637      $ 56,230      $ 38,034
State income taxes, net
 of federal benefit                        5,526         5,877         4,349
Other                                       (631)         (507)          164
                                        ---------     ---------     ---------
                                        $ 57,532      $ 61,600      $ 42,547
                                        =========     =========     =========

      The major deferred tax asset (liability) items, as computed under FAS 109, are as follows:

                                                  September 25, September 26,
                                                      1998          1997
                                                  ------------- -------------
Deferred tax assets:
     Deferred compensation                            $ 35,216      $ 26,653
     Accrued expenses                                   17,376        14,833
     Other                                              13,063         7,489
                                                      ---------     ---------
Total deferred tax assets                               65,655        48,975
                                                      ---------     ---------

Deferred tax liabilities:
     Aircraft leases                                   (23,049)      (19,259)
     Other, net                                         (9,765)       (5,360)
                                                      ---------     ---------
Total deferred tax liabilities                         (32,814)      (24,619)
                                                      ---------     ---------
Net deferred tax assets                               $ 32,841      $ 24,356
                                                      =========     =========











NOTE 9 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------
     Long-term lease agreements expire at various times through 2003. Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $10,714,000 in 1999, $9,699,000 in 2000, $9,026,000 in 2001,
$8,199,000 in 2002 and $5,135,000 in 2003. Rental expense incurred under all leases, including equipment under short-term agreements, aggregated $11,085,000, $8,802,000, and $7,589,000 in 1998, 1997 and 1996, respectively.

      The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJ Tax Credit") up to $15 million upon request. Any borrowings bear interest at broker call plus 1% per annum. RJ Tax Credit is charged 1% for amounts guaranteed. The borrowings are secured by properties under development. At September 25, 1998 balances of $5,267,137 were loaned to RJ Tax Credit and $2,419,956 were guaranteed. At September 26, 1997, balances of $4,530,000 were loaned to RJ Tax Credit. The commitment expired in November 1998 at which time any outstanding balances were due and payable. On November 19, 1998, the Board of Directors renewed the commitment and increased the amount to $25 million expiring in November 1999.

      As part of an effort to increase brand awareness, the Company has entered into a stadium naming rights contract. The contract has a thirteen-year term with a five-year renewal option. The cost for the initial year is $2,150,000 with an annual escalator of 4% in subsequent years.

      In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at September 25, 1998 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

      The Company utilizes a letter of credit and deposits with clearing organizations to satisfy margin deposit requirements. At September 25, 1998, and September 26, 1997 the Company had a letter of credit outstanding of $100,000 and client margin securities valued at $62,912,000 and $54,448,000, respectively, on deposit with a clearing organization.

      In the normal course of business, the Company, as general partner, is contingently liable for the obligations of various limited partnerships engaged primarily in securities investments and real estate activities. In the opinion of the Company, such liabilities, if any, for the obligations of the partnerships willnot in the aggregate have a material adverse effect on the Company's consolidated financial position.

      As a result of the extensive regulation of the securities industry, the Company's broker-dealer subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations which can result in imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from business. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry practices which can result in the imposition of such sanctions. Current proceedings in which the Company is one of the named defendants include the Securities and Exchange Commission ("SEC") investigation of certain trading practices in the over-the-counter securities market during 1994 and 1995, and the SEC, the Internal Revenue Service, and the National Association of Securities Dealers, Inc. review of investment banking practices in connection with advance refunding transactions for municipalities.


      The Company is also a defendant or co-defendant in various lawsuits incidental to its securities business. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on discussions with counsel, the outcome of these matters will not result in a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 10 - CAPITAL TRANSACTIONS:
-------------------------------

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. At September 25, 1998, pursuant to prior authorizations from the Board of Directors, 1,207,900 shares were available to be repurchased. At their November 19, 1998 meeting the Company's Board of Directors increased the number of shares authorized for repurchase to 2,500,000.

     In February 1998 and 1997, the Company's Board of Directors declared a 3-for-2 stock split in the form of a dividend. The additional shares were distributed on April 2, 1998 and April 3, 1997, respectively, to shareholders of record on March 10, 1998 and March 7, 1997, respectively. All references (unless otherwise noted) in the consolidated financial statements and accompanying notes to amounts per share and to the number of common shares have been restated to give retroactive effect to the stock dividend.

      The Company sold equity put options in September 1998 that entitle the holder, at the expiration date, to sell 161,000 shares of common stock to the Company at an exercise price of $17.87 per share. The $335,000 in premiums has been accounted for as additional paid-in capital. At September 25, 1998, these put options, with an aggregate exercise price of $2,877,000 and an expiration date of March 15, 1999, were outstanding. In the event the options are exercised, the Company may elect to pay the holder in cash the difference between the exercise price and the market price of the Company's shares, in lieu of repurchasing the stock. The Company sold additional options for 239,000 shares in October 1998 which expire April 7, 1999 at an exercise price of $18.31 per share.


NOTE 11 - EMPLOYEE BENEFIT PLANS:
---------------------------------

      The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements. Such benefits become fully vested after seven years of qualified service. The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually. The Company's deferred management bonus plan is a non-qualified plan that provides retirement benefits for employees who meet certain length of service and compensation requirements. Contributions to these plans are made in amounts approved annually by the Board of Directors. Compensation expense includes aggregate contributions to these plans of $17,299,000, $15,462,000 and $12,527,000, for 1998, 1997 and 1996, respectively.
Stock Compensation Plans
      At September 25, 1998 the Company has six stock-based compensation plans, which are described below. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"),the Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for these plans.

If the Company had elected to recognize compensation expense based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                          Year Ended
                                                  -----------------------------
                                                  Sept. 25, Sept. 26, Sept. 27,
                                                    1998      1997      1996
                                                  --------- --------- ---------
Net income (in  thousands)        As reported       $92,704   $98,915   $65,978
                                  Pro forma         $88,278   $95,936   $64,902

Net income per share - basic      As reported       $  1.92   $  2.09    $ 1.41
                                  Pro forma         $  1.83   $  2.02    $ 1.39

Net income per share - diluted    As reported       $  1.86   $  2.04    $ 1.39
                                  Pro forma         $  1.77   $  1.98    $ 1.37

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For disclosure purposes, the fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock option grants in 1998, 1997 and 1996, respectively: dividend yields of 1.1% for all three years; expected volatility of 44.1%, 32.2% and 31.5%, risk-free interest rates of 5.85%, 6.28%, and 5.89% and expected lives of 5.32, 5.99,and 4.89 years.

Fixed Stock Option Plans
      The Company has five fixed stock option plans. Under the 1982 Incentive Stock Option Plan, the Company was able to grant options to its employees for up to 4,275,281 shares of common stock. Under the 1992 Incentive Stock Option Plan, the Company may grant options to its management personnel for up to 4,612,500 shares of common stock. The 1992 Plan was established to replace, on substantially the same terms and conditions, the 1982 Plan.
Options are granted to key administrative employees and registered representatives of Raymond James & Associates, Inc. who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time.

     Under one of the Company's non-qualified stock option plans, the Company may grant up to 2,278,125 shares of common stock to independent contractor registered representatives. Options are exercisable five years after grant date provided that the representative is still associated with the Company. Under the Company's second non-qualified stock option plan, the Company may grant up to 379,688 shares of common stock to the Company's outside directors. Options vest over a five-year period from grant date provided that the director is still serving on the Board of the Company. Under the Company's third non-qualified stock option plan, the Company may grant up to 1,125,000 shares of common stock to key management personnel. Option terms are specified in individual agreements and expire on a date no later than the tenth anniversary of the grant date. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years.

      A summary of the status of the Company's five fixed stock option plans as of September 25, 1998, September 26, 1997 and September 27, 1996, and changes during the years ending on those dates is presented below:

                            1998                1997                 1996
                      -----------------   -----------------    -----------------
                      Shares   Weighted   Shares   Weighted    Shares   Weighted
                      (000's)  Average    (000's)  Average     (000's)  Average
                               Exercise            Exercise             Exercise
                               Price               Price                Price
                      ----------------------------------------------------------
Outstanding at
 beginning of year 2,539,220    $ 9.37  2,366,094  $17.24   2,085,393   $13.35
Granted              831,340     23.15    779,876   28.23     766,575    22.05
Canceled             (84,516)    12.32   (191,130)  16.14     (52,713)   14.76
Exercised           (547,999)     6.66   (415,620)   9.92    (433,161)    7.19
                   ----------           ----------          ----------  ------
Outstanding at
 yearend           2,738,045    $14.00  2,539,220  $22.59   2,366,094   $17.24
                   ==========           ==========          ==========

Options exercisable
 at yearend          215,878              360,691             714,812
Weighted-average
 fair value of
 options granted
 during the year                $10.26             $ 9.62               $ 8.87


     The following table summarizes information about fixed stock options outstanding at September 25, 1998:

                       Options Outstanding              Options Exercisable
               -------------------------------------------------------------
 Range of       Number     Weighted-     Weighted-      Number     Weighted-
 Exercise      Outstan      Average       Average      Exercis      Average
  Prices         ding      Remaining     Exercise        able      Exercise
                    at      Contractual      Price          at         Price
                 9/25/98       Life                      9/25/98
------------------------------------------------------------------------------
$  0.00-3.16           0       0.0            $ 0.00           0     $ 0.00
$  3.16-6.33     129,558       1.8            $ 6.15      35,368     $ 6.11
$  6.33-9.49     429,096       1.5            $ 7.68     178,035     $ 7.60
$ 9.49-12.65   1,259,814       3.3            $11.07       1,350     $ 9.67
$12.65-15.81      95,625       4.3            $13.39           0     $ 0.00
$15.81-18.98      16,875       6.0            $17.34           0     $ 0.00
$18.98-22.14       7,500       5.1            $19.31           0     $ 0.00
$22.14-25.30     673,377       4.4            $22.47       1,125     $22.17
$25.30-28.46     101,250       5.1            $26.35           0     $ 0.00
$28.46-31.63      24,950       4.9            $31.49           0     $ 0.00
               ---------       ---            ------     -------     ------
               2,738,045       3.3            $14.00     215,878     $ 7.45
               =========       ===            ======     =======     ======

Employee Stock Purchase Plan
      Under the 1994 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,125,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plan, the Company sold 314,114, 268,607, and 238,944 shares to employees in fiscal years 1998, 1997, and 1996, respectively. The compensation cost which would have been recognized for the fair value of the employees' purchase rights was calculated as the value of the 15% discount from market value. At the November 19, 1998 meeting, the Board of Directors voted in favor of, subject to shareholder approval, the adoption of the 1998 Employee Stock Purchase Plan which is intended to replace, on substantially the same terms, the 1994 Plan and authorizes the issuance of 1,500,000 shares of common stock.

Employee Investment Fund
       Certain key employees of the Company participate in a limited partnership arrangement in which the Company makes a non-recourse loan to these employees for two thirds of the purchase price per unit of the Raymond James Employee Investment Fund I, L.P. The loan plus interest is intended to be paid back from the earnings of the fund. The fund is invested in the merchant banking activities of the Company and other venture capital limited partnerships.

NOTE 12 - NET CAPITAL REQUIREMENTS:
-----------------------------------

      The broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 and the rules of the securities exchanges of which Raymond James & Associates, Inc. ("RJA") is a member, whose requirements are substantially the same. This Rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements (see Note 13). The New York Stock Exchange, Inc. may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. Net capital positions of the Company's broker-dealer subsidiaries were as follows:

                                                  September 25,  September 26,
                                                      1998           1997
                                                  -------------  -------------
Raymond  James  &  Associates,  Inc.:             (dollar amounts in thousands)
-------------------------------------
   (alternative method elected)
  Net capital as a percent of aggregate
   debit items                                              17%            18%
  Net capital                                          $149,284       $130,466
  Required net capital                                   17,862         14,665
                                                       --------       --------
  Excess net capital                                   $131,422       $115,801
                                                       ========       ========
Investment Management & Research, Inc.:
---------------------------------------
  Ratio of aggregate indebtedness to net
   capital                                                 0.84           1.04
  Net capital                                          $ 11,728         $7,907
  Required net capital                                      659            548
                                                       --------         ------
  Excess net capital                                   $ 11,069         $7,359
                                                       ========         ======
Robert Thomas Securities, Inc.:
-------------------------------
  Ratio of aggregate indebtedness to net
   capital                                                 5.00           4.10
  Net capital                                          $  2,219         $2,693
  Required net capital                                      740            737
                                                       --------         ------
  Excess net capital                                   $  1,479         $1,956
                                                       ========         ======
NOTE 13 - RESERVE REQUIREMENTS:
-------------------------------

      Rule 15c3-3 of the Securities Exchange Act of 1934 specifies certain conditions under which brokers and dealers carrying client accounts are required to maintain cash or qualified securities in a special reserve account for the exclusive benefit of clients. Amounts to be maintained, if required, are computed in accordance with a formula defined in the Rule. At September 25, 1998, Raymond James & Associates, Inc. had $946,724,000 in special reserve accounts which consisted of $946,723,000 of securities purchased under agreements to resell and $1,000 in cash, as compared to a reserve requirement of $925,396,000 at that date. At September 26, 1997, this subsidiary had $692,429,000 in special reserve accounts which consisted of $692,054,000 of U.S. Treasury Securities purchased under agreements to resell and $375,000 in cash, as compared to a reserve requirement of $608,298,000 at that date. At September 25, 1998, such repurchase agreements were on an overnight basis with Deutsche Bank AG, BT Alex Brown, Inc., First Union Capital Markets Corp., and ABN Amro, Inc. At September 26, 1997, such repurchase agreements were on an overnight basis with Deutsche Bank, BT Securities Corporation, First Union Capital Markets Corp., and Morgan Stanley and Company. The Company monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate.

      Investment Management & Research, Inc. and Robert Thomas Securities, Inc. are exempt from the provisions of Rule 15c3-3, since they clear all transactions with and for clients on a fully disclosed basis with Raymond James & Associates, Inc.

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:
------------------------------------------------------------

      In the normal course of business, the Company purchases and sells securities as either principal or agent on behalf of its clients. If either the client or a counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security or futures contract is different from the contract value of the transaction.

      The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed and securities loaned was $824,726,000 and $796,504,000 respectively, at September 25, 1998 and $1,032,342,000 and $998,698,000, respectively, at
September 26, 1997. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (such as failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

     The Company has also loaned, to brokers and dealers, securities owned by clients and others for which it has received cash or other collateral. If a borrowing institution or broker-dealer does not return a security, the Company may be obligated to purchase the security in order to return it to the owner. In such circumstances, the Company may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the loan from the institution or the collateral from the broker or dealer.

     The Company has sold securities that it does not currently own and will, therefore, be obligated to purchase such securities at a future date. The Company has recorded $30,841,000 and $55,298,000 at September 25, 1998 and September 26, 1997, respectively, which represents the market value of the related securities at such dates. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year end. The Company utilizes short government obligations and equity securities to hedge long proprietary inventory positions.  At  September  25, 1998, the Company  had  $24,245,000  in  short government obligations and $571,000 in short equity securities which represented hedge positions. At September 26, 1997, the Company had
$21,123,000 in short government obligations and $1,925,000 in short equity securities which represented hedge positions.

       The Company enters into security transactions involving forward settlement. The Company has recorded transactions with a contract value of $311,252,000 and $196,156,000 and a market value of $315,104,000 and
$195,063,000 as of September 25, 1998 and September 26, 1997, respectively. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Company's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

      The majority of the Company's transactions and, consequently, the concentration of its credit exposure is with clients, broker-dealers and other financial institutions in the United States. These activities primarily involve collateralized arrangements and may result in credit exposure in the event that the counterparty fails to meet its contractual obligations. The Company's exposure to credit risk can be directly impacted by volatile securities markets which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties' financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.

NOTE 15 - SEGMENT ANALYSIS:
---------------------------

  The Company's reportable segments are: retail distribution, institutional distribution, investment banking, asset management and other. The retail distribution segment includes the 1,052 retail branches of the Company's three broker-dealer subsidiaries located throughout the U.S. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products, and insurance to their retail clients. The institutional distribution segment includes fourteen institutional sales offices in the U.S. and six in Europe providing securities brokerage services emphasizing the sale of equities and fixed income products to institutions. The investment banking segment includes management and participation in underwritings (exclusive of sales credits, which are included in the distribution segments), mergers and acquisitions, public finance, trading, research and market making. The asset management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management and RJA's Asset Management Services division and mutual fund management by Heritage Asset Management, Inc. In the various programs offered by these entities the clients' funds are professionally managed either in individual accounts or in funds. RJ Bank and the trust companies, the results of operations of international joint ventures, stock loan/stock borrow and earnings on firm capital are included in the segment entitled "other."

     The financial results of the Company's segments are the same as those described in the "Summary of Significant Accounting Policies". Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on return on investment.

     The Company has not disclosed asset information by segment as the information is not produced internally. All long-lived assets are located in the U.S.

     The Company's business is predominantly in the U.S., with only 3% of revenues and 2% of net income coming from international operations.

     Information concerning operations in these segments of business is as follows:

                                       1998          1997           1996
                                    ----------    ----------     ----------
     Revenue:                              (amounts in thousands)
     Retail distribution            $  704,598    $  572,807     $  462,488
     Institutional distribution        146,590       121,411         92,881
     Investment banking                 57,180        64,192         45,053
     Asset management                   86,221        61,602         55,413
     Other                              88,318        76,949         65,917
                                    ----------    ----------     ----------
                                    $1,082,907    $  896,961     $  721,752
     Gain on sale of Liberty *               -        30,646              -
                                    ----------    ----------     ----------
          Total                     $1,082,907    $  927,607     $  721,752
                                    ==========    ==========     ==========

     Pre-tax income:
     Retail distribution            $   79,062    $   71,088     $   61,289
     Institutional distribution         15,747        13,892          9,961
     Investment banking                 25,405        28,217         17,523
     Asset management                   22,002        14,935         17,284
     Other                               8,020         1,737          2,468
                                    ----------    ----------     ----------
                                       150,236       129,869        108,525
     Gain on sale of Liberty *               -        30,646              -
                                    ----------    ----------     ----------
          Total                     $  150,236    $  160,515     $  108,525
                                    ==========    ==========     ==========

     * see Note 16

NOTE 16 - RELATED PARTIES:
--------------------------

      On October 27, 1994, the Company and the then President and Chief Investment Officer of its Eagle Asset Management, Inc. ("Eagle") subsidiary, Herbert E. Ehlers ("Ehlers"), entered into a Separation Agreement by which Ehlers (a director of the Company) and certain other Eagle personnel became employees of a new firm, Liberty Investment Management, Inc. ("Liberty"), effective December 31, 1994. As of January 1, 1995, Liberty assumed the responsibility for providing portfolio management services to institutional growth equity accounts totaling $4.3 billion formerly managed by Eagle.

      In accordance with Ehlers' employment agreement, Eagle was to receive 50% of the revenues from these accounts through December 31, 1999, while bearing none of the expenses. In addition, the Company was granted an option to purchase 20% of Liberty in the year 2000 at a predetermined price. For the years ended September 26, 1997 and September 27, 1996, Eagle recognized $2,569,000 and $9,813,000, respectively, in fees from Liberty, which are included in investment advisory fees in the consolidated statement of income.

      On January 2, 1997, Liberty sold substantially all of its assets to Goldman Sachs Asset Management, Inc. Accordingly, the Company received a lump sum settlement of $30.6 million for its remaining three years' interest in Liberty's revenue stream and the Company's option to purchase 20% of Liberty at a future date.

NOTE 17 - SUBSEQUENT EVENT:
---------------------------

      Subsequent to yearend, the Company announced its intention to merge its two wholly-owned independent contractor subsidiaries, into one entity, Raymond James Financial Services, Inc. ("RJFS"). The two companies will initially operate independently as divisions of RJFS. The merger is expected to be effective in the first calendar quarter of 1999 and will be accounted for at book value in a manner similar to a pooling of interests.







































EXHIBIT 11
----------

                        RAYMOND JAMES FINANCIAL, INC.
                        -----------------------------
                      COMPUTATION OF EARNINGS PER SHARE
                      ---------------------------------
                  (in thousands, except per share amounts)


                                                   Year Ended
                                     -----------------------------------------
                                     September 25, September 26, September 27,
                                         1998          1997          1996
                                     ------------- ------------- -------------
Net   income                               $92,704       $98,915(3)    $65,978
                                           =======       =======       =======
Weighted - average common
 shares outstanding during the
 period (1)                                 48,160        47,383        46,781


Additional shares assuming
 exercise of stock options
 and warrants (1)(2)                         1,791         1,004           526
                                           -------       -------       -------
Weighted - average diluted common
 shares (1)                                 49,951        48,387        47,307
                                           =======       =======       =======

Net income per share - basic (1)           $  1.92       $  2.09       $  1.41
                                           =======       =======       =======
Net income per share - diluted (1)         $  1.86       $  2.04       $  1.39
                                           =======       =======       =======

(1) Gives effect to the 3-for-2 common stock splits paid on April 2, 1998 and April 3, 1997.

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

(3) Amount includes the gain on the sale of Liberty Investment Management, Inc. Excluding this gain net income was $80,126,000, and basic and diluted net income per share were $1.69 and $1.66, respectively. See Note 16 of the Notes to Consolidated Financial Statements for details.
                                                                   EXHIBIT 21
                                                                   ----------
                        RAYMOND JAMES FINANCIAL, INC.
                        -----------------------------
                            LIST OF SUBSIDIARIES
                            --------------------

      The following listing includes the registrant's subsidiaries, all of which are included in the consolidated financial statements:

                                                    State of
Name of Company                                   Incorporation  Subsidiary of
---------------                                   -------------  -------------
Raymond James & Associates, Inc. ("RJA")          Florida        Raymond James
                                                                 Financial, Inc.
                                                                 ("RJF")
Awad Asset Management, Inc.                       Florida         RJF
Eagle Asset Management, Inc.                      Florida         RJF
Gateway Assignor Corp., Inc.                      Florida         RJF
Geovest                                           Florida         RJF
Heritage Asset Management, Inc.                   Florida         RJF
Investment Management & Research, Inc.            Florida         RJF
Planning Corporation of America ("PCA")           Florida         RJA
PCAF, Inc.                                        Florida         PCA
Raymond James Bank, FSB                           Florida         RJF
Raymond James Capital, Inc.                       Delaware        RJF
Raymond James Credit Corporation                  Delaware        RJF
RJEIF, Inc.                                       Delaware        RJF
Raymond James International Holdings, Inc.("RJIH")Delaware        RJF
Raymond James Partners, Inc.                      Florida         RJF
Raymond James Trust Company                       Florida         RJF
RJC Partners, Inc.                                Delaware        RJF
RJ Communication, Inc.                            Florida         RJF
RJ Tax Credit Funds, Inc.                         Florida         RJF
RJ Equities, Inc.                                 Florida         RJF
RJ Equities-2, Inc.                               Florida         RJF
RJ Government Securities, Inc.                    Florida         RJF
RJ Health Properties, Inc.                        Florida         RJF
RJ Leasing, Inc.                                  Florida         RJF
RJ Leasing-2, Inc.                                Florida         RJF
RJ Medical Investors, Inc.                        Florida         RJF
RJ Mortgage Acceptance Corporation                Delaware        RJF
RJ Partners, Inc.                                 Florida         RJF
RJ Properties, Inc. ("RJP")                       Florida         RJF
RJ Realty, Inc.                                   Florida         RJF
RJ Specialist, Inc.                               Florida         RJF
RJA Municipal ABS, Inc.                           Delaware        RJF
Robert Thomas Securities, Inc.                    Florida         RJF
Sound Trust Company                               Washington      RJF
Value Partners, Inc.                              Florida         RJF
Heritage International, Ltd.                      Mauritius       RJIH
Raymond James & Associates, Ltd.                  Bermuda         RJIH
Raymond James Dublin, Ltd.                        Ireland         RJIH
Raymond James Financial International, Ltd.       United Kingdom  RJIH