Form 10-Q
period 1998-12-24
RAYMOND JAMES FINANCIAL INC
filed 1999-02-05
CIK 720005

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended December 24,
                                             1998

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

                                (727) 573-3800
             (Registrant's telephone number, including area code)


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

           47,849,070 shares of Common Stock as of February 2, 1999



                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

               Form 10-Q for the Quarter Ended December 24, 1998

                                     INDEX



PART I. FINANCIAL INFORMATION                                             PAGE

  Item 1. Financial Statements

            Consolidated Statement of Financial Condition as of
              December 24, 1998 (unaudited) and September 25, 1998           2

            Consolidated Statement of Operations (unaudited) for the
              three period ended December 24, 1998 and
              December 26, 1997                                              3

            Consolidated Statement of Cash Flows (unaudited) for the
              three months ended December 24, 1998 and December 26, 1997     4

            Notes to Consolidated Financial Statements (unaudited)           5


  Item 2. Management's Financial Discussion and Analysis                     7



PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibit 11:  Computation of Earnings Per Share                  10
            Exhibit 27:  Financial Data Schedule - EDGAR version only
                           (filed electronically)

      (b)   Reports on Form 8-K:  None


          All other items required in Part II have been previously filed or are not applicable for the quarter ended December 24, 1998.



                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                     (in thousands, except share amounts)
                                                   December 24,   September 25,
                                                      1998            1998
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                           $  338,086      $  296,817
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                                  4               1
  Securities purchased under agreements to resell    1,170,837         946,723
Securities owned:
  Trading and investment account securities            179,080         105,892
  Available for sale securities                        372,243         385,676
Receivables:
  Clients, net                                         848,618         893,839
  Stock borrowed                                     1,205,933         852,744
  Brokers, dealers and clearing organizations           30,373         112,838
  Other                                                 50,800          62,722
Investment in leveraged leases                          23,491          23,297
Property and equipment, net                             82,868          81,372
Deferred income taxes, net                              32,864          32,841
Deposits with clearing organizations                    21,664          21,206
Prepaid expenses and other assets                       50,280          36,769
                                                    -----------     ----------
                                                    $4,407,141      $3,852,737
                                                    ===========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                       $   64,623      $   44,767
Payables:
  Clients                                            2,261,275       2,126,699
  Stock loaned                                       1,168,526         828,102
  Brokers, dealers and clearing organizations           52,858          43,227
  Trade and other                                      162,617          99,690
Trading account securities sold but not yet
 purchased                                              35,944          30,841
Accrued compensation and commissions                   121,504         158,539
Income taxes payable                                    17,838          10,974
                                                    -----------     ----------
                                                     3,885,185       3,342,839

Commitments and contingencies                                -               -

Shareholders' equity:
  Preferred stock; $.10 par value; authorized 10,000,000
   shares; issued and outstanding -0- shares                 -               -
  Common stock; $.01 par value; authorized 100,000,000
   shares; issued 48,997,995 shares                        490             490
  Additional paid-in capital                            58,199          57,777
  Unrealized gain (loss) on securities
  available for sale, net of deferred taxes               (221)            114
  Retained earnings                                    473,208         459,099
                                                    -----------      ---------
                                                       531,676         517,480
  Less:  787,384 and 730,118 common shares
   in treasury, at cost                                 (9,720)         (7,582)
                                                    -----------      ----------
                                                       521,956         509,898
                                                    -----------     ----------
                                                    $4,407,141      $3,852,737
                                                    ===========     ==========
                See Notes to Consolidated Financial Statements.

                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                   (in thousands, except per share amounts)

                                                       Three Months Ended
                                                   December 24,  December 26,
                                                       1998          1997
Revenues:
  Securities commissions and fees                      $164,259      $143,054
  Investment banking                                     11,530        31,271
  Investment advisory fees                               20,478        16,415
  Interest                                               49,176        46,190
  Correspondent clearing                                  1,068         1,119
  Net trading profits                                     6,046         1,874
  Financial service fees                                  8,297         8,313
  Other                                                   3,653         4,068
                                                       ---------     --------
Total revenues                                          264,507       252,304
                                                       =========     ========
Expenses:
  Employee compensation and benefits                    162,556       152,486
  Communications and
    information processing                               10,761         9,785
  Occupancy and equipment                                 9,858         7,518
  Clearing and floor brokerage                            2,760         3,030
  Interest                                               31,841        29,419
  Business development                                    9,128         6,579
  Other                                                   9,266         6,601
                                                       ---------     --------
Total expenses                                          236,170       215,418
                                                       ---------     --------
Income before provision for
 income taxes                                            28,337        36,886

Provision for income taxes                               10,858        14,141
                                                       ---------     --------
Net income                                             $ 17,479      $ 22,745
                                                       =========     ========
Net income per share-basic*                            $    .36      $    .48

Net income per share-diluted*                          $    .36      $    .46

Cash dividends declared per
 common share*                                         $    .07      $    .06

Weighted-average common shares
 outstanding-basic*                                      48,119        47,748

Weighted-average common and common                       49,115        49,003
 equivalent shares outstanding-diluted*

*  Gives effect to the 3-for-2 stock split paid to shareholders in April 1998.

                See Notes to Consolidated Financial Statements.



                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)
                                                      Three Months Ended
                                                 December 24,    December 26,
                                                     1998            1997
Cash flows from operating activities:
  Net income                                      $   17,479      $   22,745
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                      4,860           3,596
  (Increase) decrease in assets:
    Available for sale investments                    13,433           1,183
    Deposits with clearing organizations                (458)             13
    Receivables:
     Clients, net                                     45,221         (87,613)
     Stock borrowed                                 (353,189)        (13,926)
     Brokers, dealers and clearing organizations      82,465         (52,002)
     Other                                            11,922          (6,463)
    Trading account securities, net                  (68,085)        (59,796)
    Deferred income taxes                                (23)         (3,386)
    Prepaid expenses and other assets                (13,705)         (6,964)
  Increase (decrease) in liabilities:
    Payables:
     Clients                                         134,576         126,252
     Stock loaned                                    340,424          25,336
     Brokers, dealers and clearing organizations       9,631           9,244
     Trade and other                                  62,927           4,315
     Accrued compensation                            (37,035)        (27,839)
     Income taxes payable                              6,864           2,062
                                                    ---------       ---------
      Total adjustments                              239,828         (85,988)
                                                    ---------       --------
Net cash provided by operating activities            257,307         (63,243)
 Cash flows from investing activities:
  Additions to property and equipment, net            (6,356)        (16,036)
                                                    ---------       ---------
Cash flows from financing activities:
  Borrowings from banks and financial institutions    20,000          20,000
  Repayments on loans                                   (144)        (14,215)
  Exercise of stock options and employee stock
   purchases                                           2,212           1,710
   Purchase of treasury stock                         (4,430)
   Sale of stock options                                 502
  Cash dividends on common stock                      (3,370)         (2,869)
Unrealized (loss) gain on securities
   available for sale, net                              (335)             31
                                                     --------      ----------
Net cash provided by financing activities             14,435           4,657
                                                  -----------     -----------
Net increase in cash and cash equivalents            265,386         (74,622)
Cash and cash equivalents at beginning of period   1,243,541         888,780
                                                  -----------     -----------
Cash and cash equivalents at end of period        $1,508,927      $  814,158
                                                  ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest                          $   29,932      $   29,410
  Cash paid for taxes                             $   10,447      $   15,465




                See Notes to Consolidated Financial Statements.



                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               December 24, 1998


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

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $25 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires in November 1999, at which time any outstanding balances will be due and payable. At December 24, 1998, there were loans of $4,783,000 and guarantees of $2,420,000 outstanding.

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

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of December 24, 1998, management has Board authorization to purchase up to 2,500,000 shares.

      At their meeting on November 19, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $.07 per share, an increase of $.01 per post-split share over the prior year.
Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, shall not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at December 24, 1998 were as follows (dollar amounts in thousands):

        Raymond James & Associates, Inc.:
         (alternative method elected)
         Net capital as a percent of aggregate debit items    17.00%
         Net capital                                        $147,695
         Required net capital                                $17,333

        Investment Management & Research, Inc.:
         Ratio of aggregate indebtedness to net capital          .59
         Net capital                                         $14,325
         Required net capital                                   $559

        Robert Thomas Securities, Inc.:
         Ratio of aggregate indebtedness to net capital         1.68
         Net capital                                          $6,126
         Required net capital                                   $688






























                MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 25, 1998).


Results of Operations -     Three months ended December 24, 1998 compared with
three                               months ended December 26, 1997.

     Following this past summer's sell-off, the equity markets staged a remarkable comeback rally during the December 1998 quarter, aided by three cuts by the Federal Reserve in short-term interest rates. With the exception of new issue activity, which has been extremely sector-oriented and selective in light of the recent market volatility, the Company's major lines of business regained significant momentum during the quarter. Nonetheless, a 5% increase in revenues, to $264.5 million, coupled with 10% expense growth, led to a 23% decline in earnings from the prior year. In the preparation of fiscal 1999 budgets, the company has made expense control a top priority.

     Securities commission revenues increased 15%, as transaction volume remained at relatively high levels, particularly in equities. There were 3,339 Financial Advisors at the end of the quarter, a 10% increase over the prior year.

     Investment banking showed a dramatic 63% decline as new issue activity has not recovered following the steep market decline of the previous quarter. The Company managed only 2 offerings during the quarter as compared to 23 in the prior year quarter. Merger and acquisition revenues were relatively flat.

      Investment advisory fees increased 25% over the same quarter in the prior
year,  a  direct correlation to the increase in assets under management.   This
increase is the result of both asset appreciation and net retail sales.

                                      December 24,   December 26,   % Increase
                                          1998           1997        (Decrease)
Assets Under Management (000's):

     Eagle Asset Management, Inc.      $ 5,489,741     $4,137,186        33%
     Heritage Family of Mutual Funds     3,939,815      3,310,468        19%
     Investment Advisory Services        2,089,231      1,425,051        47%
     Awad Asset Management                 681,591        817,721       (16%)
     Carillon Asset Management                   0         62,868      (100%)
       Total Financial Assets Under    ------------    ----------
       Management                      $12,200,378     $9,753,294        25%
                                       ============    ==========

      For the first time in 18 quarters, net interest income failed to set a quarterly record. This was the combined result of a decline in margin balances, lower spreads on client cash deposits, and a lower rate earned on fixed income inventories and excess corporate cash.

     Trading and investment profits includes approximately $4.8 million in profits for the Company's own investment account. Although the Company has not invested frequently, or recently, in equity positions, it did acquire several positions, primarily in the securities industry, during the market downturn at the beginning of the quarter and realized significant profits on these positions.

     Employee compensation increased 7% over the same quarter in the prior year, the combined result of a 23% increase in administrative compensation, a decline in incentive compensation related to declining net income and the 12% increase in commission expense. The increase in administrative compensation reflects the overall growth in firm expenses supporting current activity levels and anticipated future growth.

      Other expenses which have grown to support growth are data communication and information processing (up 10%) and occupancy and equipment expenses (up 31%). Occupancy and equipment includes the costs related to the third headquarters building at the home office complex completed in June 1998. Both expense categories include expenses related to new computer and office equipment.

      Business development expenses increased due to the stadium naming rights expense, travel and entertainment expenditures, and the first portion of the expenses related to the reorganization of the Company's independent contractor firms into Raymond James Financial Services, Inc.

      The increase in other expense includes expenses related to some retail client settlements and other legal expenses and accruals.

Financial Condition

      The Company's total assets have increased 14% since fiscal year end, reaching a record $4.4 billion. The rise was due to increases in matched-book stock loan program balances and increased customer cash balances. Customer cash balances are reflected as a customer payable, and the corresponding assets are included in assets segregated pursuant to Federal Regulations.

      Loans payable at December 24, 1998 includes $20 million related to short-term borrowings under existing lines of credit in order to accommodate customer settlement activity. These loans were repaid in full on December 28, 1998.

Liquidity and Capital Resources

      Net cash provided by operating activities for the three months was $257,307,000. The primary source of this increase was the aforementioned increased customer cash balances, which does not give rise to cash available for use in normal operations due to regulatory segregation requirements.

      Investing and financing activities provided a net additional $8,079,000 over the last three months. Sources included the short-term borrowing to accommodate customer settlement activity, employee stock purchases, and exercises of stock options. The primary uses were purchases of treasury stock, the payment of cash dividends, and purchases of property and equipment.

     The parent company has an unsecured $50 million line for general corporate purposes. In addition, Raymond James & Associates, Inc. has uncommitted lines of credit aggregating $310 million.

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

                         RAYMOND JAMES FINANCIAL, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)


                                        Three Months Ended
                                    December 24,  December 26,
                                        1998          1997

Net income                             $17,479       $22,745
                                      --------      ---------
Weighted-average common
  shares   outstanding during the
  period (2)                            48,119        47,748

Additional shares assuming
  exercise of stock
  options and warrants (1)(2)              996         1,255
                                     ----------     ---------
Weighted-average diluted common
  shares (2)                            49,115        49,003
                                     ==========     =========
Net income per share-basic (2)         $   .36       $   .48

Net income per share-diluted(2)        $   .36       $   .46




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

(2) Gives effect to the 3-for-2 stock split paid to shareholders April 2, 1998.

     SIGNATURES








      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      RAYMOND JAMES FINANCIAL, INC.
                                               (Registrant)




Date:   February 3, 1999                    /s/ Thomas A. James
                                              Thomas A. James
                                             Chairman and Chief
                                             Executive Officer




                                            /s/ Jeffrey P. Julien
                                            Jeffrey P. Julien
                                         Vice President - Finance
                                            and Chief Financial
                                                  Officer