Form 10-Q
period 1999-03-26
RAYMOND JAMES FINANCIAL INC
filed 1999-05-07
CIK 720005

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended March 26, 1999

                                      OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For    the   transition period from              to
                                    ------------    -----------

Commission file number   1-9109
                         ------
                         RAYMOND JAMES FINANCIAL, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)



             Florida                                       No. 59-1517485
 ------------------------------                           --------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)


              880 Carillon Parkway, St. Petersburg, Florida  33716
            -------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                (727) 573-3800
                                --------------
             (Registrant's telephone number, including area code)


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

            47,627,055 shares of Common Stock as of April 28, 1999
            ------------------------------------------------------


                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                Form 10-Q for the Quarter Ended March 26, 1999
                ----------------------------------------------
                                     INDEX
                                     -----


PART I. FINANCIAL INFORMATION                                             PAGE

  Item 1. Financial Statements

            Consolidated Statement of Financial Condition as of
              March 26, 1999 (unaudited) and September 25, 1998              2

            Consolidated Statement of Operations (unaudited) for the
              three and six month periods ended March 26, 1999 and
              March 27, 1998                                                 3

            Consolidated Statement of Cash Flows (unaudited) for the
              six months ended March 26, 1999 and March 27, 1998             4

            Notes to Consolidated Financial Statements (unaudited)           5


  Item 2. Management's Financial Discussion and Analysis                     7



PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibit 10:  PURCHASE AGREEMENT between BANK ONE CORPORATION, as Seller, and RAYMOND JAMES FINANCIAL, INC.,
            Exhibit 11:  Computation of Earnings Per Share                  10
            Exhibit 27:  Financial Data Schedule - EDGAR version only
                           (filed electronically)

      (b)   Reports on Form 8-K:  Dated April 26, 1999, reporting the
                                  agreement to purchase Roney & Co.,
                                  a wholly-owned broker-dealer
                                  subsidiary of Bank One Corporation


          All other items required in Part II have been previously filed or are not applicable for the quarter ended March 26, 1999.
                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                     (in thousands, except share amounts)
                                                     March 26,    September 25,
                                                       1999           1998
                                                     ---------    -------------
                                                    (Unaudited)
ASSETS
------
Cash and cash equivalents                           $  285,124      $  296,817
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                                 25               1
  Securities purchased under agreements to resell    1,207,132         946,723
Securities owned:
  Trading and investment account securities            172,635         105,892
  Available for sale securities                        382,736         385,676
Receivables:
  Clients, net                                       1,008,276         893,839
  Stock borrowed                                     1,533,239         852,744
  Brokers, dealers and clearing organizations           52,436         112,838
  Other                                                 57,565          62,722
Investment in leveraged leases                          23,673          23,297
Property and equipment, net                             82,019          81,372
Deferred income taxes, net                              34,307          32,841
Deposits with clearing organizations                    32,229          21,206
Prepaid expenses and other assets                       45,421          36,769
                                                    -----------     -----------
                                                    $4,916,817      $3,852,737
                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Loans payable                                       $  245,556      $   44,767
Payables:
  Clients                                            2,317,678       2,126,699
  Stock loaned                                       1,487,013         828,102
  Brokers, dealers and clearing organizations           50,985          43,227
  Trade and other                                      101,505          99,690
Trading account securities sold but not yet
 purchased                                              68,572          30,841
Accrued compensation and commissions                   118,637         158,539
Income taxes payable                                     6,234          10,974
                                                    -----------     -----------
                                                     4,396,180       3,342,839
                                                    ===========     ===========
Commitments and contingencies                                -               -

Shareholders' equity:
  Preferred stock; $.10 par value; authorized
   10,000,000 shares; issued and outstanding
    -0- shares                                               -               -
  Common stock; $.01 par value; authorized
   100,000,000 shares; issued 48,997,995 shares            490             490
  Additional paid-in capital                            57,730          57,777
  Accumulated other comprehensive income:
  Unrealized gain (loss) on securities
   available for sale, net of deferred taxes              (252)            114
  Retained earnings                                    491,770         459,099
                                                    -----------     -----------
                                                       549,738         517,480
  Less:  1,750,912 and 730,118 common shares
   in treasury, at cost                                (29,101)         (7,582)
                                                    -----------     -----------
                                                       520,637         509,898
                                                    -----------     -----------
                                                    $4,916,817      $3,852,737
                                                    ===========     ===========
                   See notes to Consolidated Financial Statements.



                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (UNAUDITED)
                   (in thousands, except per share amounts)

                                    Three Months Ended      Six Months Ended
                                   --------------------   ---------------------
                                   March 26,  March 27,   March 26,   March 27,
                                     1999       1998        1999        1998
Revenues:                          ---------  ---------   ---------   ---------
  Securities commissions and fees   $185,329   $157,626    $349,589    $302,489
  Investment banking                  15,819     28,338      27,349      59,609
  Investment advisory fees            22,750     17,583      43,227      33,998
  Interest                            55,653     48,606     104,829      94,796
  Correspondent clearing               1,217      1,100       2,285       2,219
  Net trading profits                  4,445      3,035      10,491       4,909
  Financial service fees              10,098      6,858      18,395      13,362
  Other                                3,880      4,392       7,533       8,460
                                    --------   --------    --------    --------
Total revenues                       299,191    267,538     563,698     519,842
                                    --------   --------    --------    --------
Expenses:
  Employee compensation and benefits 181,467 159,167 344,023 311,653 Communications and
   information processing             13,613     10,817      24,373      20,602
  Occupancy and equipment              9,387      7,916      19,245      15,434
  Clearing and floor brokerage         3,367      2,767       6,127       5,796
  Interest                            37,675     31,268      69,517      60,687
  Business development                 9,590      8,042      18,718      14,621
  Other                                8,773      7,027      18,039      13,628
                                    --------   --------    --------    --------
Total expenses                       263,872    227,004     500,042     442,421
                                    --------   --------    --------    --------
Income before provision for
 income taxes                         35,319     40,534      63,656      77,421

Provision for income taxes            13,450     15,834      24,308      29,976
                                    --------   --------    --------    --------
Net income                          $ 21,869   $ 24,700    $ 39,348    $ 47,445
                                    ========   ========    ========    ========
Net income per share-basic*         $    .46   $    .51    $    .82    $    .99
                                    ========   ========    ========    ========
Net income per share-diluted*       $    .45   $    .50    $    .81    $    .96
                                    ========   ========    ========    ========
Cash dividends declared per
 common share*                      $    .07   $    .06    $    .14    $    .12
                                    ========   ========    ========    ========
Weighted average common shares
 outstanding-basic*                   47,697     48,158      47,908      47,953
                                    ========   ========    ========    ========
Weighted average common and common
 equivalent shares outstanding
  -diluted*                           48,492     49,515      48,805      49,233
                                    ========   ========    ========    ========
*  Gives effect to the 3-for-2 stock split paid to shareholders in April 1998.

                See Notes to Consolidated Financial Statements.





                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (UNAUDITED)
                                (in thousands)
                                                       Six Months Ended
                                                 ---------------------------
                                                   March 26,       March 27,
                                                     1999            1998
Cash flows from operating activities:            -----------     -----------
  Net income                                      $   39,348      $   47,445
  Adjustments to reconcile net income             ----------      ----------
   to net cash provided by operating
    activities:
    Depreciation and amortization                      9,538           7,429
  (Increase) decrease in assets:
    Available for sale investments                     2,940         (18,050)
    Deposits with clearing organizations             (11,023)             13
    Receivables:
     Clients, net                                   (114,437)        (81,634)
     Stock borrowed                                 (680,495)       (471,846)
     Brokers, dealers and clearing organizations      60,402           8,783
     Other                                             5,157          (3,934)
    Trading account securities, net                  (29,012)       (100,321)
    Deferred income taxes                             (1,466)         (6,366)
    Prepaid expenses and other assets                 (9,028)         (5,179)
  Increase (decrease) in liabilities:
    Payables:
     Clients                                         190,979         355,930
     Stock loaned                                    658,911         423,096
     Brokers, dealers and clearing organizations       7,758          40,137
     Trade and other                                   1,815           2,368
     Accrued compensation                            (39,902)        (27,757)
     Income taxes payable                             (4,740)         (4,415)
                                                  -----------     -----------
      Total adjustments                               47,397         118,254
                                                  -----------     -----------
Net cash provided by operating activities             86,745         165,699
Cash flows from investing activities:             -----------     -----------
  Additions to property and equipment, net           (10,185)        (26,240)
                                                  -----------     -----------
Cash flows from financing activities:
  Borrowings from banks and financial institutions   201,077          20,000
  Repayments on loans                                   (288)        (14,285)
  Exercise of stock options and employee stock
   purchases                                           5,081           6,452
  Purchase of treasury stock                         (27,149)              -
  Corporate sale of put options                          502               -
  Cash in lieu of fractional shares                                      (16)
  Cash dividends on common stock                      (6,677)         (5,768)
  Unrealized (loss) gain on securities
   available for sale, net                              (366)            (15)
                                                  -----------     -----------
Net cash provided by financing activities            172,180           6,368
                                                  -----------     -----------
Net increase in cash and cash equivalents            248,740         145,827
Cash and cash equivalents at beginning of period   1,243,541         888,780
                                                  -----------     -----------
Cash and cash equivalents at end of period        $1,492,281      $1,034,607
                                                  ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest                          $   65,673      $   58,762
                                                  ===========     ===========
  Cash paid for taxes                             $   44,360      $   40,756
                                                  ===========     ===========

                See Notes to Consolidated Financial Statements.




                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------
                                March 26, 1999
                                --------------

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

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $25 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires in November 1999, at which time any outstanding balances will be due and payable. At March 26, 1999, there were loans of $12,816,854 and guarantees of $1,530,800 outstanding.

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

      Immediately following the quarter end the Company entered into an agreement to purchase Roney & Co., a wholly-owned broker-dealer subsidiary of Bank One Corporation for approximately $70 million in cash and the assumption of $10 million in deferred compensation liabilities. Pending regulatory approval and other conditions of closing contained in the agreement, the agreement is anticipated to close during the Company's third fiscal quarter.

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of March 26, 1999, management has Board authorization to purchase up to 1,318,300 shares.

      At their meeting on February 12, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $.07 per share.

Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, shall not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at March 26, 1999 were as follows (dollar amounts in thousands):

        Raymond James & Associates, Inc.:
        ---------------------------------
         (alternative method elected)
         Net capital as a percent of aggregate debit items    18.30%
         Net capital                                        $187,165
         Required net capital                                $20,457

        Raymond James Financial Services, Inc.:
        ---------------------------------------
         Ratio of aggregate indebtedness to net capital          .93
         Net capital                                         $23,792
         Required net capital                                 $1,475


Comprehensive Income

     Total comprehensive income for the three and six months ended March 26, 1999 and March 27, 1998 is as follows (in thousands):

                                   Three Months Ended       Six Months Ended
                                  --------------------    --------------------
                                  March 26,  March 27,    March 26,  March 27,
                                    1999       1998         1999       1998
                                  ---------  ---------    ---------  ---------
  Net income                       $21,869    $24,700      $39,348    $47,445
  Other comprehensive income:
   Unrealized gains on securities      (31)       (46)        (366)       (15)
                                   --------   --------     --------   --------
  Total comprehensive income       $21,838    $24,654      $38,982    $47,430
                                   ========   ========     ========   ========




                MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 25, 1998).

Results of Operations -     Three months ended March 26, 1999 compared with
---------------------       three months ended March 27, 1998.

     The record volumes in the extremely active equity markets more than offset the Company's fall-off in investment banking activity and led to record revenues of $299.2 million for the quarter, up 12% from $267.5 million in the prior year. Margins declined from the prior year, however, largely due to the lack of the aforementioned investment banking revenues. Accordingly, net income of $21.9 million represents an 11% decline from the prior year's $24.7 million. Sequentially, the current quarter represented a substantial improvement over the preceding quarter as some of the anomalous factors in the December quarter were no longer present. Subsequent to quarter end the Company entered into an agreement to purchase Roney & Co., a Detroit-based retail brokerage firm with 320 Financial Advisors in 28 offices. See further discussion under Commitments and Contingencies.

     Securities commission revenues continued their steady increase, up 18% over the same quarter of the prior year. The number of Financial Advisors has increased 12% over the prior year, thus the balance of the increase reflects productivity improvement. The Company's transaction volume was at record levels with over one million trades processed in the quarter.

      Investment banking results are 44% below the same quarter of the prior year, directly related to the weakness in non-technology related small cap stocks. The Company managed 6 deals with an average size of $108 million in the quarter ended March 1999, versus 7 with an average size of $189 million in the quarter ended March 1998. More significantly, the Company participated in only 22 offerings during the quarter which were managed by other firms, compared to 32 in the prior year quarter.

      Assets under management exceeded $13 billion at the end of March 1999, a 19% increase over March 1998. The largest increases were in the Heritage Cash Trust money market fund and Investment Advisory Services accounts, the Company's program which offers the services of a variety of unaffiliated portfolio management firms. Assets in small cap objectives have declined due to both a decrease in market value and client liquidations.

                                     March 26,      March 27,    % Increase
                                       1999           1998       (Decrease)
Assets Under Management (000's):   -----------    -----------    ----------

   Eagle Asset Management, Inc.    $ 5,310,000    $ 4,889,000         9%
   Heritage Family of Mutual Funds   4,535,000      3,711,000        22%
   Investment Advisory Services      2,515,000      1,425,000        76%
   Awad Asset Management               651,000        859,000       (24%)
   Carillon Asset Management                 0         60,000      (100%)
     Total Financial Assets Under  -----------    -----------
      Management                   $13,011,000    $10,944,000        19%
                                   ===========    ===========

      Net interest income of nearly $18 million exceeds both the same quarter prior year and the immediately preceding quarter, but has not yet reached the record level attained in the September 1998 quarter. Customer cash and margin debit balances increased during the quarter, but the Company used approximately $23 million of its free cash to repurchase stock. Further, the rate earned on free cash has declined as there were three 25 basis point reductions in short term rates during the December quarter.

      Financial service fees continue to increase with the growth in the number of accounts which generate administrative fees for the Company such as IRA accounts, trust accounts and Passport (wrap fee) accounts, the latter generating transaction processing fees.

      Employee compensation increased 14% over the same quarter in the prior year, the combined result of an 18% increase in commission expense, a 14% increase in administrative compensation and an 11% decline in incentive compensation. The increased commission expense is directly related to the increased securities commission revenue. Administrative expense reflects the overall growth of backoffice and support staff required for current activity levels, but was level with the immediately preceding quarter. Incentive compensation expense is generally related to departmental and firm-wide profitability.

      Both data communications and occupancy costs are at a level exceeding the prior year, reflecting the Company's growth. The expenses related to the completion and occupancy of the third headquarters building in the late spring of 1998 has significantly increased the Company's occupancy costs. An increase in business volume has given rise to increased postage, printing, supplies and telephone costs. This combined with the increased communication and information dissemination costs associated with growth have led to the increase in data communication expense.

     Business development expense includes over $1 million in one-time expenses such as replacement signage, business cards, stationary and marketing materials, related to the merger of the Company's two independent contractor broker-dealers into Raymond James Financial Services, Inc. Also included in business development expenses are cost associated with the firm's branding efforts, including television advertising and the stadium naming rights.

Results  of  Operations -  Six months ended March 26, 1999  compared  with  six
-----------------------    months ended March 27, 1998.

     The results from the six month periods reflect the same trend as those for the comparative quarterly results. Revenues for the six months ended March 26, 1999 were up 8% to $563,698,000, while net income declined 17% to $39,348,000, or $0.81 per share compared to $0.96 per share.

     (The underlying reasons for most of the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the six month comparison. Therefore, this section is limited to the discussion of additional factors influencing the comparative six month results.)

      Year to date net trading profits include $3.6 million in profits for the Company's own investment account, predominately realized in the first quarter.

      Despite significant increases in client balances, net interest income is roughly flat with the prior year due to the combined effects of a dip in margin balances early in the year, spread compression during the first quarter of the current year, and a decline in short-term rates earned on free cash.

Segment Information
-------------------

     The company's reportable segments are: retail distribution, institutional distribution, investment banking, asset management and other. Segment data include charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments. The Company has not disclosed asset information by segment as the information is not produced internally.

      Information concerning operations in these segments of business is as follows:

                                   Three Months Ended        Six Months Ended
                                  --------------------     --------------------
                                  March 26,  March 27,     March 26,  March 27,
                                    1999       1998           1999      1998
Revenues: (000's)                 ---------  ---------     ---------  ---------
---------
    Retail distribution           $205,070    $172,080     $378,852    $337,243
    Institutional distribution      41,452      38,113       83,622      74,824
    Investment banking               7,955      15,288       12,800      29,289
    Asset management                23,508      19,983       44,900      37,935
    Other                           21,206      22,066       43,524      40,551
                                  ---------   --------     ---------   --------
 Total                            $299,191    $267,530     $563,698    $519,842
                                  =========   ========     =========   ========
Pre-tax Income: (000's)
---------------
    Retail distribution           $ 24,910    $ 18,227     $ 39,266    $ 39,855
    Institutional distribution       4,170       5,505        9,738      11,622
    Investment banking               1,060       7,821          (86)     13,167
    Asset management                 5,411       4,728        9,977       9,330
    Other                             (232)      4,253        4,761       3,447
                                  ---------   --------     ---------   --------
 Total                            $ 35,319    $ 40,534     $ 63,656    $ 77,421
                                  =========   ========     =========   ========


Financial Condition
-------------------
      The Company's total assets have increased 28% since fiscal year end, reaching a record $4.9 billion. The rise was due to increases in matched-book stock loan program balances, and increased customer margin loan and cash balances. Customer cash balances are reflected as a customer payable, and the corresponding assets are included in assets segregated pursuant to Federal Regulations. Customer margin loan balances are included in client receivables.

      Loans payable at March 26, 1999 includes $140 million related to short-term borrowings under existing lines of credit in order to accommodate customer settlement activity, and $60 million to finance customer borrowing in a Regulation G subsidiary, which provides loans collateralized by restricted or control shares of public companies.

Liquidity and Capital Resources
-------------------------------

      Net cash provided by operating activities for the six months was $86,745,000. The primary source of this increase was the aforementioned increased customer cash balances, net of increased margin loans, which does not give rise to cash available for use in normal operations due to regulatory segregation requirements.

      Investing and financing activities provided a net additional $161,995,000 over the last six months . The source of the additional cash was the short term borrowings from banks under existing credit lines. The primary uses were purchases of treasury stock, purchases of property and equipment and the payment of cash dividends.

      The Company has two committed lines of credit. The parent company has an unsecured $50 million line for general corporate purposes. In addition, a $60 million line was established to finance Raymond James Credit Corporation, a Regulation G subsidiary which provides loans collateralized by restricted or control shares of public companies. The latter line is fully utilized and is included in loans payable. In addition, Raymond James & Associates, Inc. has uncommitted lines of credit aggregating $360 million.

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

      The Company has revised all critical information technology (IT) internal computer code that it has identified as requiring modification for Year 2000 compliance, and has begun full integration testing of the revised code; testing will continue during the third quarter of fiscal 1999. All of the Company's securities transactions are processed on software provided by Securities Industry Software (SIS), a subsidiary of Automatic Data Processing, Inc., and the Company is closely monitoring the progress of SIS in revising its software. Based on information received to date, the Company believes that SIS will complete revision and testing of its software on a timely basis. The Company is also monitoring information received from third-party vendors regarding their progress in modification of other software used by the Company, as well as the progress of other industry suppliers, in addressing this issue.

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

      With the exception of those discussed below, all of the Company's subsidiaries are substantially dependent upon the Company's Year 2000 compliance program. Raymond James Bank, Raymond James Trust Company and Heritage Asset Management, Inc. have received revised computer software from the third-party vendors on whom they are dependent and have begun the testing process, which they anticipate will be completed by July of 1999. Eagle Asset Management, Inc. has installed a new portfolio management system which has been designed to be Year 2000 compliant and expects to complete system testing by July of 1999.

     The Company has begun the process of developing contingency plans and will continue this process during the balance of the year.

     The securities industry conducted a series of industry-wide tests for Year 2000 compliance during the spring of 1999; the Company participated in all tests and did not experience any material problems relating to its year 2000 code and data revisions. In general, representatives of the securities industry were satisfied that the tests confirmed substantial success in dealing with the year 2000 issue. The testing process did identify a number of minor communications problems, most of them unrelated to year 2000 issues; these problems were identified and successfully resolved during the course of the testing.

     The Company estimates that its costs for these efforts during this fiscal year will be approximately $2,500,000, and an additional $800,000 will be spent during fiscal 2000. Because many of the Company's basic operating systems are provided by third party vendors, as indicated above, the Company's costs for Year 2000 remediation have been substantially less than the costs incurred by companies which have developed and maintain all their own operating systems.

      The impact of this problem on the securities industry will be material, however, since virtually every aspect of the sale of securities and the processing of transactions will be affected. Due to the enormous task facing the securities industry, the interdependent nature of securities transactions, and reliance on third parties such as utilities, and telecommunications providers, the Company may be adversely affected by this problem in the Year 2000 depending on whether it and the entities with whom it does business address this issue successfully.

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

                         RAYMOND JAMES FINANCIAL, INC.
                         -----------------------------
                       COMPUTATION OF EARNINGS PER SHARE
                       ---------------------------------
                   (in thousands, except per share amounts)


                              Three Months Ended        Six Months Ended
                            -----------------------   ----------------------
                            March  26,    March 27,   March 26,    March 27,
                              1999          1998        1999         1998
                            ----------    ---------   ---------    ---------
Net income                     $21,869      $24,700     $39,348      $47,445
                               =======      =======     =======      =======
Weighted average common
  shares outstanding during
  the period (2)                47,697       48,158      47,908       47,953

Additional shares assuming
  exercise of stock
  options and warrants (1)(2)      795        1,357         897        1,280
                               =======      =======     =======      =======
Weighted average diluted common
  shares (2)                    48,492       49,515      48,805       49,233
                               =======      =======     =======      =======
Net income per share-basic (2) $   .46      $   .51     $   .82      $   .99
                               =======      =======     =======      =======
Net income per share-diluted(2)$   .45      $   .50     $   .81      $   .96
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

(2)  Gives  effect to the 3-for-2 stock split paid to shareholders on April
     2, 1998.


     SIGNATURES
     ----------







      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      RAYMOND JAMES FINANCIAL, INC.
                                      -----------------------------
                                               (Registrant)




Date:   May 7, 1999                         /s/ Thomas A. James
        -----------                      -------------------------
                                              Thomas A. James
                                             Chairman and Chief
                                             Executive Officer




                                            /s/ Jeffrey P. Julien
                                         -------------------------
                                            Jeffrey P. Julien
                                         Vice President - Finance
                                            and Chief Financial
                                                  Officer