Form 10-Q
period 1999-06-25
RAYMOND JAMES FINANCIAL INC
filed 1999-08-06
CIK 720005

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended June 25, 1999

                                      OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition from         to          period

Commission file number   1-9109
                         ------

                         RAYMOND JAMES FINANCIAL, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Florida                                       No. 59-1517485
 ------------------------------                           ----------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)


              880 Carillon Parkway, St. Petersburg, Florida  33716
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                (727) 573-3800
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


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

            47,335,329 shares of Common Stock as of August 2, 1999
            ------------------------------------------------------


                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------

                 Form 10-Q for the Quarter Ended June 25, 1999
                 ---------------------------------------------

                                     INDEX



PART I. FINANCIAL INFORMATION                                             PAGE
        ---------------------

  Item 1. Financial Statements

            Consolidated Statement of Financial Condition as of
              June 25, 1999 (unaudited) and September 25, 1998               2

            Consolidated Statement of Operations (unaudited) for the
              three and nine month periods ended June 25, 1999 and
              June 26, 1998                                                  3

            Consolidated Statement of Cash Flows (unaudited) for the
              nine months ended June 25, 1999 and June 26, 1998              4

            Notes to Consolidated Financial Statements (unaudited)           5


  Item 2. Management's Financial Discussion and Analysis                     7



PART II. OTHER INFORMATION
         -----------------
  Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibit 11:  Computation of Earnings Per Share                  10
            Exhibit 27:  Financial Data Schedule - EDGAR version only
                           (filed electronically)

      (b)   Reports on Form 8-K:  None


          All other items required in Part II have been previously filed or are not applicable for the quarter ended June 25, 1999.



                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 ---------------------------------------------
                     (in thousands, except share amounts)

                                                     June 25,     September 25,
                                                       1999           1998
                                                    -----------   -------------
                                                    (Unaudited)
ASSETS
------
Cash and cash equivalents                           $  276,740      $  296,817
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                                  -               1
  Securities purchased under agreements to resell      981,357         946,723
Securities owned:
  Trading and investment account securities            197,996         105,892
  Available for sale securities                        348,981         385,676
Receivables:
  Clients, net                                       1,399,888         893,839
  Stock borrowed                                     1,399,304         852,744
  Brokers, dealers and clearing organizations           59,652         112,838
  Other                                                 62,995          62,722
Investment in leveraged leases                          23,823          23,297
Property and equipment, net                             89,190          81,372
Deferred income taxes, net                              37,729          32,841
Deposits with clearing organizations                    26,532          21,206
Intangible assets                                       35,487             817
Prepaid expenses and other assets                       56,847          35,952
                                                    -----------     -----------
                                                    $4,996,521      $3,852,737
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Loans payable                                       $  229,617      $   44,767
Payables:
  Clients                                            2,384,689       2,126,699
  Stock loaned                                       1,479,628         828,102
  Brokers, dealers and clearing organizations           32,366          43,227
  Trade and other                                      118,182          99,690
Trading account securities sold but not yet
 purchased                                              50,730          30,841
Accrued compensation and commissions                   150,944         158,539
Income taxes payable                                     8,806          10,974
                                                    -----------     -----------
                                                     4,454,962       3,342,839
                                                    ===========     ===========
Commitments and contingencies                                -               -

Shareholders' equity:
  Preferred stock; $.10 par value; authorized
   10,000,000 shares; issued and outstanding
    -0- shares                                               -               -
  Common stock; $.01 par value; authorized
   100,000,000 shares; issued 48,997,995 shares            490             490
  Additional paid-in capital                            57,615          57,777
  Accumulated other comprehensive income:
  Unrealized gain (loss) on securities
   available for sale, net of deferred taxes              (690)            114
  Retained earnings                                    511,947         459,099
                                                    -----------     -----------
                                                       569,362         517,480
  Less:  1,672,848 and 730,118 common shares
   in treasury, at cost                                (27,803)         (7,582)
                                                    -----------     -----------
                                                       541,559         509,898
                                                    -----------     -----------
                                                    $4,996,521      $3,852,737
                                                    ==========      ===========
                See Notes to Consolidated Financial Statements.



                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (UNAUDITED)
                   (in thousands, except per share amounts)

                                    Three Months Ended      Nine Months Ended
                                    ------------------     ------------------
                                    June 25,   June 26,    June 25,   June 26,
                                      1999       1998        1999       1998
                                    --------   --------    --------   --------
Revenues:
  Securities commissions and fees   $203,568   $162,981    $553,157   $465,471
  Investment banking                  18,971     22,892      46,320     82,501
  Investment advisory fees            23,189     22,947      66,416     56,944
  Interest                            58,104     51,693     162,933    146,489
  Correspondent clearing               1,242      1,078       3,527      3,297
  Net trading profits                  4,771        697      15,263      5,606
  Financial service fees              11,117      7,587      29,512     20,949
  Other                                3,428      5,916      10,960     14,376
                                    --------   --------    --------   --------
Total revenues                       324,390    275,791     888,088    795,633
                                    --------   --------    --------   --------
Expenses:
  Employee compensation and benefits 201,542 166,288 545,566 477,941 Communications and
   information processing             13,080     11,369      37,453     31,971
  Occupancy and equipment              9,631      8,441      28,876     23,875
  Clearing and floor brokerage         4,015      2,865      10,142      8,661
  Interest                            37,988     33,465     107,505     94,152
  Business development                 9,364      8,393      28,082     23,014
  Other                               10,781      8,629      28,819     22,257
                                    --------   --------    --------   --------
Total expenses                       286,401    239,450     786,443    681,871
                                    --------   --------    --------   --------
Income before provision for
 income taxes                         37,989     36,341     101,645    113,762

Provision for income taxes            14,499     13,550      38,807     43,526
                                    --------   --------    --------   --------
Net income                          $ 23,490   $ 22,791    $ 62,838   $ 70,236
                                    ========   ========    ========   ========
Net income per share-basic          $    .50   $    .47    $   1.32   $   1.46
                                    ========   ========    ========   ========
Net income per share-diluted        $    .49   $    .46    $   1.30   $   1.41
                                    ========   ========    ========   ========
Cash dividends declared per
 common share                       $    .07   $    .06    $    .21   $    .18
                                    ========   ========    ========   ========
Weighted average common shares
 outstanding-basic                    47,278     48,351      47,698     48,086
                                    ========   ========    ========   ========
Weighted average common and common
 equivalent shares outstanding
  -diluted                            48,084     49,954      48,566     49,889
                                    ========   ========    ========   ========


                See Notes to Consolidated Financial Statements.




                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (UNAUDITED)
                                (in thousands)
                                                       Nine Months Ended
                                                  ---------------------------
                                                    June 25,        June 26,
                                                      1999            1998
                                                  -----------     -----------
Cash flows from operating activities:
  Net income                                      $   62,838      $   70,236
  Adjustments to reconcile net income             -----------     -----------
   to net cash provided by operating
    activities:
    Depreciation and amortization                     13,998          11,641
  (Increase) decrease in assets:
    Available for sale investments                    36,695         (30,455)
    Deposits with clearing organizations              (5,326)          1,241
    Receivables:
     Clients, net                                   (506,049)       (197,756)
     Stock borrowed                                 (546,560)       (205,360)
     Brokers, dealers and clearing organizations      53,186          (3,336)
     Other                                              (273)           (572)
    Trading account securities, net                  (72,215)        (18,377)
    Deferred income taxes                             (4,888)         (6,230)
    Prepaid expenses and other assets                (56,091)         (3,597)
  Increase (decrease) in liabilities:
    Payables:
     Clients                                         257,990         330,524
     Stock loaned                                    651,526         186,631
     Brokers, dealers and clearing organizations     (10,861)             97
     Trade and other                                  18,492           6,340
     Accrued compensation                             (7,595)        (10,277)
     Income taxes payable                             (2,168)        (10,081)
                                                  -----------    ------------
      Total adjustments                             (180,139)         50,433
                                                  -----------    ------------
Net cash (used in) provided by
  operating activities                              (117,301)        120,669
                                                  -----------    ------------
Cash flows from investing activities:
  Additions to property and equipment, net           (21,816)        (47,435)
                                                  -----------    ------------
Cash flows from financing activities:
  Borrowings from banks and financial institutions   291,285          73,000
  Repayments on loans                               (106,435)        (14,355)
  Exercise of stock options and employee stock
   purchases                                           6,264           8,736
  Purchase of treasury stock                         (27,149)              -
  Proceeds from other capital stock transactions         502               -
  Cash in lieu of fractional shares                        -             (15)
  Cash dividends on common stock                      (9,990)         (8,675)
  Unrealized (loss) on securities
   available for sale, net                              (803)           (124)
                                                  -----------     -----------
Net cash provided by financing activities            153,673          58,567
                                                  -----------     -----------
Net increase in cash and cash equivalents             14,556         131,801
Cash and cash equivalents at beginning of period   1,243,541         888,780
                                                  -----------     -----------
Cash and cash equivalents at end of period        $1,258,097      $1,020,581
                                                  ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest                          $  103,665      $   58,199
                                                  ===========     ===========
  Cash paid for taxes                             $   45,863      $   59,837
                                                  ===========     ===========
                See Notes to Consolidated Financial Statements.



                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------
                                 June 25, 1999
                                 -------------
Basis of Consolidation

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

     On May 28, 1999, the Company purchased Roney & Co., a wholly-owned broker-dealer subsidiary of Bank One Corporation for $70 million and the assumption of approximately $10 million in deferred compensation liabilities. The results of Roney & Co. for the month ended June 25, 1999 are included in the Company's consolidated financial statements for the current quarter.

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $25 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires in November 1999, at which time any outstanding balances will be due and payable. At June 25, 1999, there were loans of $6,226,654 and guarantees of $1,530,800 outstanding.

     The Company has guaranteed lines of credit for their various foreign joint ventures as follows: 2 lines of credit totaling $6 million in Turkey, 2 lines of credit not to exceed $5 million in Argentina and a $5 million line of credit in India.

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

      The Securities and Exchange Commission, the Internal Revenue Service and the National Association of Securities Dealers, Inc. continue their investigation with respect to the mark-ups charged by investment banking firms for securities purchased by municipalities in connection with advance refunding transactions. Along with other participants, the Company continues to cooperate in this investigation and does not anticipate that the resolution will have a material effect on its business or operations.





Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. As of June 25, 1999, management has Board authorization to purchase up to 2,500,000 shares.

      At their meeting on May 20, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $.07 per share.

 Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, shall not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital positions of the Company's broker-dealer subsidiaries at June 25, 1999 were as follows (dollar amounts in thousands):

        Raymond James & Associates, Inc.:
        ---------------------------------
        (alternative method elected)
         Net capital as a percent of aggregate debit items    16.97%
         Net capital                                        $194,425
         Required net capital                                $22,914

        Raymond James Financial Services, Inc.:
        ---------------------------------------
         Ratio of aggregate indebtedness to net capital         110%
         Net capital                                         $21,513
         Required net capital                                 $1,585

        Roney & Co.:
        ------------
        (alternative method elected)
         Net capital as a percent of aggregate debit items    12.74%
         Net capital                                         $27,009
         Required net capital                                 $4,239

Comprehensive Income

     Total comprehensive income for the three and nine months ended June 25, 1999 and June 26, 1998 is as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                   -------------------     -------------------
                                   June 25,   June 26,     June 25,   June 26,
                                     1999       1998         1999       1998
                                   --------   --------     --------   --------
  Net income                       $23,490    $22,791      $62,838    $70,236
  Other comprehensive income:
   Unrealized gains on securities     (438)      (110)        (804)      (125)
                                   --------   --------     --------   --------
  Total comprehensive income       $23,052    $22,681      $62,034    $70,111
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

Results of Operations -     Three months ended June 25, 1999 compared with
---------------------       three months ended June 26, 1998.

      Revenues in the third quarter increased to a record high of $324,390,000, an 18% increase over revenues of $275,791,000 in the comparable quarter last year. Net income was $23,490,000, a 3% increase from $22,791,000 in 1998. The prior year's quarter included the impact of the sale of the RJ Properties real estate portfolio management operations, which contributed $2.7 million to net income. Exclusive of this transaction, net income rose 17%, commensurate with the growth in revenues. The inclusion of one month's operations of Roney & Co. added $8.7 million to revenues, but had a nominal impact on earnings.

      Active equity markets led to record quarterly transaction volume and resultant commission revenues, with the latter increasing 25% over last year's quarter. A 12% increase in the number of Financial Advisors (excluding the addition of 328 brokers from the Roney acquisition) was complemented by increased productivity to achieve the overall increase.

      Although underwriting activity has increased over the past several quarters, it has not yet returned to the levels we experienced in the previous two years. This quarter's investment banking revenues were 17% below the same quarter in the prior year. The Company managed or co-managed 11 deals raising $1.2 billion vs. 17 deals raising $1.6 billion in the quarter ended June 1998. Somewhat offsetting the lower underwriting fees and commissions, merger & acquisition fees were up substantially from the same quarter in the prior year.

     Excluding the prior year's recognition of $3.8 million of performance fees related to the sale of RJ Properties' real estate portfolio management operations, investment advisory fees have increased 21% as a result of increased assets under management.

                                         June 25,       June 26,     % Increase
                                           1999           1998       (Decrease)
                                       -----------    -----------    ----------
Assets Under Management (000's):

     Eagle Asset Management, Inc.      $ 5,489,370    $ 5,237,693         5%
     Heritage Family of Mutual Funds     4,617,771      3,740,000        23%
     Investment Advisory Services        2,974,235      1,861,430        60%
     Awad Asset Management                 626,467        828,453       (24%)
                                       -----------    -----------
Total Financial Assets Under
        Management                     $13,707,843    $11,667,576        17%
                                       ===========    ===========

      Net interest income of $20.1 million established a quarterly record and was 10% higher than the prior year quarter. Growth in customer deposit and margin loan balances continue to account for most of the increase.

      The increase in principal trading profits reflects a return to more normalized results as compared to the aberrationally poor results, primarily in OTC equity trading, in the quarter ended June 1998.

      Financial service fees continue to increase with the growth in the number of accounts which generate administrative or transaction fees for the Company such as IRA annual account fees, transaction fees in Passport (wrap fee) accounts, and money market distribution fees.

      Other revenues in the prior year quarter included $1.7 million from the sale of certain assets in conjunction with the aforementioned disposition of RJ Properties' real estate portfolio and property management operations.

      The largest portion of the increase in employee compensation continues to be in Financial Advisor compensation, a direct result of increased securities commissions. In addition, the current year administrative and clerical compensation has increased over 20% as support and backoffice staff have been added to accommodate growth.

     The increase in communications and information processing is the aggregate result of several factors arising from the Company's general growth, including increased telephone, higher postage, increased cost of market quotation services, and computer maintenance.

      Occupancy and equipment costs reflect the addition of several branch offices, expansion of several branch offices and, most significantly, the opening of the third tower at the Company's headquarters complex effective May 1, 1998. The latter factor increased costs by approximately $500,000 per month.

     Increased business development expenses include additional advertising for brand recognition and recruiting purposes, travel expenses, and various costs associated with general overall growth.

      The increase in other expenses is primarily attributable to increased legal expenses, settlements and accruals.

Results  of  Operations -  Nine months ended June 25, 1999 compared  with  nine
-----------------------    months ended June 26, 1998.

     Revenues for the nine months ended June 25, 1999, were up 12% to $888,088,000 from $795,633,000, while net income declined 11% to $62,838,000 from $70,236,000. Decreased margins are a combined result of the decline in high margin investment banking revenues and increased administrative and support costs.

      The underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the nine month comparison.

      The year to date principal trading profits include profits of $4 million in the Company's own investment accounts. Although the Company has not invested in equity securities for its own account frequently, it did acquire several positions, primarily in the securities industry, during the market downturn at the beginning of the fiscal year and realized significant profits on these positions.

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

      Information concerning operations in these segments of business is as follows:

                                   Three Months Ended      Nine Months Ended
                                  --------------------    --------------------
                                   June 25,   June 26,     June 25,   June 26,
                                     1999       1998         1999      1998
                                  ---------   --------    ---------  ---------
Revenues: (000's)
    Retail distribution           $226,558    $185,214    $605,410    $522,268
    Institutional distribution      39,431      33,385     123,053     108,208
    Investment banking               8,935      11,305      21,529      40,593
    Asset management                24,196      20,829      69,096      58,765
    Other                           25,270      25,058      69,000      65,799
                                  ---------   --------    ---------   --------
 Total                            $324,390    $275,791    $888,088    $795,633
                                  =========   ========    =========   ========
Pre-tax Income: (000's)
    Retail distribution           $ 26,160    $ 18,605    $ 65,426    $ 57,623
    Institutional distribution       3,071       2,360      12,809      13,615
    Investment banking               1,808       3,516       1,722      16,472
    Asset management                 5,137       5,297      15,114      14,595
    Other                            1,813       6,563       6,574      11,457
                                  ---------   --------    ---------   --------
 Total                            $ 37,989    $ 36,341    $101,645    $113,762
                                  =========   ========    =========   ========
Financial Condition
-------------------

      The Company's total assets have increased 30% since fiscal year end, reaching almost $5 billion. The rise is due to increases in matched-book stock loan program balances, and increased customer margin loan and cash balances. Customer cash balances are reflected as a client payable. Customer margin loan balances are included in client receivables.

      In addition to the $39 million mortgage on the corporate headquarter complex, loans payable at June 25, 1999 includes $95 million related to short-term borrowings under existing lines of credit in order to accommodate customer settlement activity, $60 million to finance customer borrowing in a finance subsidiary (which provides loans collateralized by restricted or control shares of public companies), and $30 million to fund the acquisition of Roney & Co.

Liquidity and Capital Resources
-------------------------------

       Net  cash  used  in  operating  activities  for  the  nine  months   was
$117,302,000. The primary use was the aforementioned increased customer margin loans net of increased customer cash balances.

      Investing and financing activities provided a net additional $131,858,000 over the last nine months. The source of the additional cash was the short term borrowings from banks under existing credit lines. The primary uses were purchases of treasury stock, purchases of property and equipment (including $2.5 million for 200,000 square feet of additional development rights at the corporate headquarters complex), the payment of cash dividends and the purchase of Roney and Co.

      The  Company  has  two  lines  of  credit.  The  parent  company  has  an uncommitted, unsecured $50 million line for general corporate purposes. In addition, a $50 million committed line has been established to finance Raymond James Credit Corporation, a finance subsidiary which provides loans collateralized by restricted or control shares of public companies. In addition, Raymond James & Associates, Inc. maintains uncommitted lines of credit aggregating $360,000,000 with commercial banks ($235,000,000 secured and $125,000,000 unsecured).

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

      The Company has revised all critical information technology (IT) internal computer code that it has identified as requiring modification for Year 2000 compliance, and has successfully tested the revised code for the transition between December 29, 1999 and January 3, 2000; testing will continue throughout 1999. All of the Company's securities transactions are processed on software provided by Securities Industry Software (SIS), a subsidiary of Automatic Data Processing, Inc., and the Company is closely monitoring the progress of SIS in revising its software. Based on information received to date, the Company believes that SIS will complete revision and testing of its software on a timely basis. The Company is also monitoring information received from third-party vendors regarding their progress in modification of other software used by the Company, as well as the progress of other industry suppliers, in addressing this issue.

       With  respect  to  non-IT  systems,  primarily  those  located  at   its
headquarters campus and those provided by its telecommunications and satellite service providers, the Company has completed the inventory of all systems and is confirming the compliance status of its vendors. Most of these vendors are major national or international companies which have been addressing the Year 2000 issue for some time. The Company expects to complete this process of third-party review by August of 1999.

      With the exception of those discussed below, all of the Company's subsidiaries are substantially dependent upon the Company's Year 2000 compliance program. Raymond James Bank FSB, Raymond James Trust Company and Heritage Asset Management, Inc. have received revised computer software from the third-party vendors on whom they are dependent; they anticipate testing of these systems will be completed by August of 1999. Eagle Asset Management, Inc. has installed a new portfolio management system which has been designed to be Year 2000 compliant and expects to complete testing of mission critical systems by August of 1999.

     The Company has developed a contingency plan for mission critical business functions which will be evaluated and refined during the balance of the year.

     The securities industry conducted a series of industry-wide tests for Year 2000 compliance between April and July, 1999; the Company participated in all tests and did not experience any material problems relating to its year 2000 code and data revisions. In general, representatives of the securities industry were satisfied that the tests confirmed substantial success in dealing with the year 2000 issue. The testing process did identify a number of minor communications problems, most of them unrelated to year 2000 issues; these problems were identified and successfully resolved during the course of the testing.

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


                         RAYMOND JAMES FINANCIAL, INC.
                         -----------------------------
                       COMPUTATION OF EARNINGS PER SHARE
                       ---------------------------------
                   (in thousands, except per share amounts)


                                  Three Months Ended       Nine Months Ended
                                 --------------------    --------------------
                                 June 25,    June 26,    June 25,    June 26,
                                   1999        1998        1999        1998
                                 --------    --------    --------    --------
Net income                        $23,490     $22,791     $62,838     $70,236
                                  =======     =======     =======     =======
Weighted average common
  shares outstanding during
  the period                       47,278      48,351      47,698      48,086

Additional shares assuming
  exercise of stock
  options and warrants (1)            806       1,603         868       1,803
                                  -------     -------     -------     -------
Weighted average diluted common
  shares                           48,084      49,954      48,566      49,889
                                  =======     =======     =======     =======
Net income per share-basic        $   .50     $   .47     $  1.32     $  1.46
                                  =======     =======     =======     =======
Net income per share-diluted      $   .49     $   .46     $  1.30     $  1.41
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



                                      RAYMOND JAMES FINANCIAL, INC.
                                      -----------------------------
                                               (Registrant)




Date:   August 6, 1999                      /s/ Thomas A. James
        --------------                -----------------------------
                                              Thomas A. James
                                             Chairman and Chief
                                             Executive Officer




                                            /s/ Jeffrey P. Julien
                                      ------------------------------
                                              Jeffrey P. Julien
                                           Vice President - Finance
                                             and Chief Financial
                                                    Officer