Form 10-K
period 1999-09-24
RAYMOND JAMES FINANCIAL INC
filed 1999-12-22
CIK 720005

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark one)                            FORM 10-K

(X)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended         September 24, 1999
                                       ------------------

                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from                 to
                                       -----------------  ------------

                  Commission file number        1-9109
                                                ------

                              RAYMOND JAMES FINANCIAL, INC.
                (Exact name of registrant as specified in its charter)

            Florida                                           No. 59-1517485
 ------------------------------                               ---------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

880 Carillon Parkway, St. Petersburg, Florida                       33716
---------------------------------------------                     ---------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (727) 573-3800
                                                               -------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
----------------------------          -----------------------------------------
Common Stock, $.01 Par Value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:        None
                                                             ---------------
                                                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 14, 1999: $847,330,199

Number of common shares outstanding (December 14, 1999): 46,588,602

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Proxy Statement for Annual Meeting of Shareholders to be held on February 10, 2000. (The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to January 10, 2000.)

                                   PART I
                                   ------

ITEM 1.   BUSINESS
          --------

     (a)  General Description of Business
          -------------------------------

     Raymond James Financial, Inc. ("RJF") is a Florida-based holding company that was incorporated in 1974 as a successor to the original corporation founded in 1962. Its principal subsidiaries include Raymond James &
Associates, Inc. ("RJA"), Raymond James Financial Services, Inc. ("RJFS"), Eagle Asset Management, Inc. ("Eagle"), Heritage Asset Management, Inc. ("Heritage") and Raymond James Bank, FSB ("RJBank"). All of these subsidiaries are wholly-owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as the "Company".

      RJF's principal subsidiary, RJA, was organized in Florida in 1962. RJA is a full service broker-dealer engaged in most aspects of securities distribution and investment banking. RJA also offers financial planning services for individuals and provides clearing services for RJFS and several unaffiliated broker-dealers. The Company is the largest brokerage and investment firm headquartered in the state of Florida. RJA is a member of the New York Stock Exchange ("NYSE"), American Stock Exchange, Philadelphia Stock Exchange, Boston Stock Exchange, Chicago Board Options Exchange, New York Futures Exchange, Pacific Exchange and Chicago Stock Exchange. It is also a member of the Securities Industry Association, National Association of Securities Dealers ("NASD"), and Securities Investors Protection Corporation ("SIPC"). SIPC provides insurance protection for clients' accounts of up to $500,000 each (limited to $100,000 for claims for cash) in the event of RJA's liquidation. In addition, RJA carries $49,500,000 per account of excess client insurance. For the year ended September 24, 1999 the revenues of RJA accounted for 54% of the consolidated revenues of the Company.

     On May 28, 1999 the Company purchased Roney & Co. ("Roney"), a broker-dealer headquartered in Detroit, Michigan. Immediately subsequent to fiscal year Roney was contributed and merged into RJA. Roney added 320 Financial Advisors and 28 offices to RJA.

      RJFS was formed in January 1999, when the Company merged its two independent contractor broker-dealer subsidiaries, Investment Management & Research, Inc. ("IM&R") and Robert Thomas Securities, Inc. ("RTS"). IM&R was formed in 1973 as an independent contractor financial planning organization and participates in the distribution of all products and services offered by RJA to its retail clients. RTS was organized in 1981, and serves independent contractor brokers who do a majority of their business in individual securities. RJFS is a member of the NASD and SIPC, but not of any exchange, as it clears all of its business on a fully-disclosed basis through RJA.

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

      The Company's operations consist of various financial services provided to its clients. The following table shows revenues by source for the last three years:
                                            Year Ended
                         ------------------------------------------------------
                          Sept. 24,          Sept. 25,         Sept. 26,
                            1999       %       1998       %      1997       %
                         ----------  -----  ----------  ----- ----------  -----
                                    (dollar amounts in thousands)
Securities commissions:
-----------------------
   Listed  products      $  161,240   13.1  $  132,211   12.2   $115,818   12.9
   Over-the-counter         186,258   15.1     163,410   15.1    148,791   16.6
   Mutual  funds            169,377   13.7     150,536   13.9    117,748   13.1
   Asset-based  fees        130,359   10.6     100,055    9.2     61,444    6.8
   Annuities and other
    insurance  products     110,899    9.0      85,322    7.9     70,944    7.9
   Other                          3     .0         127     .0        219     .1
                         ----------  -----  ----------  -----   --------  -----
        Total               758,136   61.5     631,661   58.3    514,964   57.4
                         ----------  -----  ----------  -----   --------  -----

Investment banking:
-------------------
  Underwriting management
    fees                     11,852    1.0      27,569    2.5     43,434    4.8
  Merger and acquisition
    fees                     16,304    1.3      20,153    1.9      7,929     .9
  New issue sales credits    37,400    3.0      51,446    4.8     47,639    5.3
  Limited partnerships and
    other                     9,192     .8      10,537    1.0     10,086    1.2
                         ----------  -----  ----------  -----   --------  -----
        Total                74,748    6.1     109,705   10.2    109,088   12.2
                         ----------  -----  ----------  -----   --------  -----

Investment advisory fees     91,920    7.5      79,485    7.3     55,194    6.2
Interest                    229,806   18.6     202,255   18.7    155,746   17.4
Correspondent clearing        4,655     .4       4,429     .4      4,502     .5
Net trading and investment
    profits                  17,034    1.4       6,300     .6     12,797    1.4
Financial service fees       36,101    2.9      24,797    2.3     20,786    2.3
Other                        19,806    1.6      24,275    2.2     23,884    2.6
                         ----------  -----  ----------  -----   --------  -----
                          1,232,206  100.0   1,082,907  100.0    896,961  100.0
                                     =====              =====             =====
Gain on sale of Liberty
   Investment Mgmt., Inc.*        -                  -            30,646
                         ----------         ----------          --------
       Total revenues    $1,232,206         $1,082,907          $927,607
                         ==========         ==========          ========

Securities commissions by
-------------------------
 broker-dealer:
---------------
  Raymond James & Associates,
    Inc.                    284,139   37.5  $  262,966   41.6   $222,771   43.3
   Roney  & Co.              23,825    3.1           -      -          -      -
  Raymond James Financial
    Services,  Inc.         448,864   59.2     368,695   58.4    292,193   56.7
  Raymond James Financial
    International, Ltd.       1,308     .2           -      -          -      -
                          ---------  -----  ----------  -----   --------  -----
        Total             $ 758,136  100.0  $  631,661  100.0   $514,964  100.0
                          =========  =====  ==========  =====   ========  =====

* See Note 16 of the Notes to Consolidated Financial Statements for details.



     (c)  Narrative Description of Business
          ---------------------------------

      At  September  24,  1999 the Company employed 4,480  individuals.   RJA
employed 4,018 of these individuals, 915 of whom were full-time retail Financial Advisors. In addition, 2,949 full-time Financial Advisors were affiliated with the Company as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to more than one million client accounts. No single client accounts for a material percentage of the Company's total business.

      The Company currently divides its business into five segments based on the products and services offered. These segments are retail distribution, institutional distribution, investment banking, asset management, and other.

                             RETAIL DISTRIBUTION
                             -------------------

      The Company provides securities transaction and financial planning services to its retail clients through the RJA retail branch system, its independent contractor firm (RJFS), and a general insurance agency.

                             RJA - Retail Sales

      RJA's 79 retail branches and 8 satellites are located primarily in the southeastern U.S., with a concentration in Florida, and the Midwest, as a result of the acquisition of Roney. The Roney transaction added 320
Financial Advisors and 28 offices in Indiana, Michigan and Ohio. RJA's 915 retail Financial Advisors provide a broad range of financial products and services to their clients. In most cases, RJA charges commissions to its retail clients, on both exchange and over-the-counter equity transactions, in accordance with its established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client's level of business, the trade size and other relevant factors. RJA also distributes both taxable and tax-exempt fixed income products to its retail clients, including municipal, corporate, government agency and mortgage-backed bonds, preferred stock and unit investment trusts. In addition, a growing number of clients are electing asset-based fee alternatives to the traditional commission structure.

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

      At September 24, 1999, the Company had 14 internally sponsored mutual funds for which RJA acts as distributor. (See Heritage Asset Management, Inc. description on page 7.) As the distributor of these funds, RJA has the right to enter into dealer agreements with other broker-dealers for the sale of Heritage funds to their clients.

                                    RJFS

      RJFS participates in the distribution of all the products and services offered by RJA to its retail clients through 2,949 independent contractor Financial Advisors in 1,193 offices and 323 satellite offices in all 50 states.

      The Company operates with three separate divisions. The Investment Management division has 687 offices and 1,597 Financial Advisors and are better characterized as financial planners than as stock brokers although they are not required to conduct their business as financial planners. The Securities Division primarily offers individual securities and investment advice to individual investors and institutions through 919 Financial Advisors in 322 branch offices. The Financial Institutions Division offers securities on a third party basis to customers of financial institutions such as banks, thrifts and credit unions and has 433 Financial Advisors in 184 locations.

      The number of Financial Advisors in all offices ranges from 1 to 26. Such Financial Advisors devote all or substantially all of their time to the sale of securities and, while these independent contractors must conduct all securities business through RJFS, their contracts permit them to conduct insurance, real estate brokerage, accounting services or other business for others or for their own account. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions and fees to compensate them for their added expenses.

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

      Typically, broker-dealers utilize secured bank borrowings and equity capital as the primary sources of funds to finance clients' margin account borrowings. Since the inception of the Client Interest Program in 1981, however, the Company's primary source of funds to finance clients' margin account balances has been cash balances in clients' accounts which are awaiting investment. In addition, pursuant to written agreements with clients, broker-dealers are permitted by Securities and Exchange Commission ("SEC") and NYSE rules to lend client securities in margin accounts to other brokers. SEC regulations, however, restrict the use of clients' funds derived from pledging and lending clients' securities, as well as funds awaiting investment, to the financing of margin account balances, and to the extent not so used, such funds are required to be deposited in a special account for the benefit of clients. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients' fully paid and excess margin securities.
                         INSTITUTIONAL DISTRIBUTION
                         --------------------------

       The   Company's  institutional  clients  are  serviced  by  RJA's
Institutional Equity and Fixed Income Departments.

      The 53 domestic professionals in the Institutional Equity Sales and Sales Trading Departments maintain relationships with 776 institutional clients. In addition to the Company's headquarters in St. Petersburg, FL, institutional equity offices are located in New York, Houston, Dallas, Princeton, San Diego, Toronto, Calgary, Brussels, Brugte, Dusseldorf, Geneva, London (Raymond James Financial International, Ltd., a UK broker-dealer), Luxembourg,
Milan and Paris.

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

       In providing these securities brokerage services to its institutional clients, RJA discounts its commissions substantially on transactions based on trade size and the amount of business conducted annually with each institution.



     The revenues and costs of RJA's back office operations are attributable primarily to the two distribution segments above. RJA's operations personnel are responsible for the execution of orders, processing of securities transactions, custody of client securities, receipt, identification and delivery of funds and securities, compliance with regulatory and legal requirements, internal financial accounting and controls and general office administration for most of the Company's securities brokerage operations.

                     INVESTMENT BANKING/CAPITAL MARKETS
                     ----------------------------------

      Investment Banking activities include both equity and fixed income products. This segment consists of the departments described below:

      Investment Banking Group. The 47 professionals of RJA's Investment Banking Group, located primarily in St. Petersburg with satellite offices in New York, Dallas, Houston, Calgary, and Chicago are involved in a variety of activities including public and private equity financing for corporate clients, merger and acquisition advisory services, fairness opinions and evaluations. The Company focuses on specific industry groups or strategic business units ("SBUs") including Consumer, Financial and Business Services, Healthcare, Information Technology, Environmental, Real Estate, and Energy.

      In addition, RJA acts as an underwriter or selling group member for corporate bonds, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJA agrees to purchase the issue through a negotiated sale or submits a competitive bid.

      Research  Department.   The  45 analysts in  this  department  publish
research on over 340 companies, primarily focused on emerging growth and mid-cap companies in a broad range of industries. Approximately 28% of the
companies  covered  are  investment banking clients.   Proprietary  research
reports are provided to both retail and institutional clients, and are supplemented by research purchased from outside services to accommodate retail clients. This department has distinguished itself through its extremely successful long-term comparative results as reported by Zacks Investment Research each quarter in the Wall Street Journal.

      Over-the-Counter Equity Trading. Trading securities in the over-the-counter ("OTC") market involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. At September 24, 1999, RJA made markets in over 250 common stocks in the OTC market. RJA frequently acts as agent in the execution of OTC orders for its clients and as such transacts these trades with other dealers. When RJA receives a client order in a security in which it makes a market, it may act as principal as long as it matches or improves upon the best price in the dealer market, plus or minus a mark-up or mark-down not exceeding the equivalent agency commission charge. Recently adopted regulations require that client limit orders be satisfied prior to the brokerage firm buying securities into or selling securities from their own inventory at the same price.

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

      Public Finance. The 21 professionals in the Public Finance division operate out of 7 offices (2 located in the State of Florida, one in Birmingham, AL, one in New York, NY, one in Pittsburgh, PA, one in Detroit, MI, and one in San Antonio, TX), acting as Financial Advisor or underwriter to various municipal agencies or political subdivisions.

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

                        Eagle Asset Management, Inc.

      Eagle is a registered investment advisor with approximately $5.1 billion under management at September 24, 1999. Eagle's clients include pension and profit sharing plans, retirement funds, foundations, endowments, trusts, life insurance and mutual fund portfolios and individuals. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages approximately $1.2 billion for institutional clients and $3.9 billion for retail accounts.

     Eagle's investment management fee generally ranges from .30% to 1.0% of asset balances per year depending upon the size and investment objective of the account. In addition to the management fees, clients are required to pay brokerage commissions (or more commonly, a fee in lieu thereof) for transactions in their accounts.

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

     Net assets at September 24, 1999 were as follows (in thousands):

     Heritage Cash Trust:
       Money Market Fund                              $3,197,446
       Municipal Money Market Fund                       644,679
     Heritage Capital Appreciation Trust                 228,855
     Heritage Income-Growth Trust                         93,419
     Heritage Income Trust:
       High Yield Bond Fund                               50,845
       Intermediate Government Fund                       13,369
     Heritage Series Trust:
       Small Cap Stock Fund                              201,312
       Growth Equity Fund                                139,028
       Eagle International Equity Portfolio               15,127
       Value Equity Fund                                  27,179
       Mid Cap Stock Fund                                 26,535
       Aggressive Growth Fund                             47,975
     Heritage U.S. Govt Income Fund
       (closed-end)                                       35,643
     First Puerto Rico Growth & Income Fund
       (available to Puerto Rico Residents only)          59,335
                                                      ----------

                                                      $4,780,747
                                                      ==========
                         Awad Asset Management, Inc.

      Awad Asset Management, Inc. ("Awad") is primarily a small and mid-cap equity portfolio management subsidiary. Clients pay fees and/or commissions for management of their accounts. Present fees range from .50% to 1.0% of asset balances annually. In addition to private accounts, Awad also manages a portion of the Heritage Small Cap Stock Fund Portfolio and other non-affiliated mutual fund portfolios. Exclusive of the Heritage Small Cap Fund, Awad had approximately $569 million under management at September 24, 1999.

                       RJA - Asset Management Services

      RJA's Asset Management Services ("AMS") Department manages programs which offer investment advisory services to clients, as well as certain non-advisory programs which offer fee-based alternatives to traditional commission charges for transactions. The primary advisory service offered by AMS is the Investment Advisory Services ("IAS") program. IAS maintains an approved list of investment managers, most of which are unaffiliated with the Company, establishes custodial facilities, monitors performance of client accounts, provides clients with accounting and other administrative services and assists investment managers with certain trading management activities. IAS earns fees generally ranging from .50% to 1.0% of asset balances per annum, a portion of which is paid to investment managers who direct the investment of the clients' accounts. At September 24, 1999, this program had approximately $3.1 billion in assets under management through agreements with 29 independent investment advisors and Awad.

      Passport and a similar program offered by RJFS, known as IMPAC, offer both a discretionary and non-discretionary advisory fee alternative that allows clients to pay a quarterly fee plus low transaction charges in lieu of commissions. Fees are based on the individual account size and are also dependent on the type of securities in the accounts. In addition, AMS collects an administrative fee of up to .175% of asset balances annually, for which clients receive quarterly performance reporting and other services. As of September 24, 1999, Passport and IMPAC had approximately $5.23 billion and $1.43 billion in assets, respectively, serviced by Financial Advisors.

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

                           Raymond James Bank, FSB

      Raymond James Bank, FSB, ("RJBank") received its federal savings bank charter on May 6, 1994. RJBank provides residential, consumer and commercial loans as well as FDIC-insured deposit accounts to clients of RJF's broker-dealer subsidiaries and to the general public nationwide.

      Access to RJBank's products and services is available nationwide through the offices of its affiliated investment firms as well as through convenient telephonic and electronic banking services, including debit cards, ATM/point-of-sale, 24-hour TeleDirect automated telephone banking, Internet Banking with Electronic Bill-Paying, checkwriting, direct deposit and ACH payments. As of September 24, 1999, RJBank had total assets in excess of $635 million.

                         Raymond James Trust Company
                             Sound Trust Company

      Raymond James Trust Company was chartered and opened for business in 1992. This wholly-owned subsidiary of RJF was formed primarily to provide personal trust services to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is often subcontracted to the asset management operations of the Company. In October 1993, the Company acquired a second trust company, Sound Trust Company, in Tacoma, Washington. This subsidiary provides personal trust services primarily to broker-dealer clients outside the State of Florida. These two subsidiaries had a combined total of $548 million in client assets at September 24, 1999.

                      Raymond James Credit Corporation

      Raymond James Credit Corporation ("RJCC") was formed in 1996 as a regulated finance company. To date, this subsidiary has primarily provided loans collateralized by control or restricted securities. RJCC is funded with internal capital and by a $50 million line of credit with a commercial bank. At September 24, 1999, RJCC had $66 million in outstanding loans to customers.

                 Raymond James International Holdings, Inc.

      Raymond James International Holdings, Inc. ("RJIH") is a Delaware corporation formed in 1994 to house the Company's foreign operations. RJIH now has ownership in unconsolidated joint ventures in Argentina, India, Turkey and France. These joint ventures operate in securities brokerage, investment banking and asset management.

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

      The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the NYSE. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. RJA and RJFS are currently registered in all 50 states.

      See Note 13 of the Notes to Consolidated Financial Statements for further description of certain SEC regulations pertaining to broker-dealer Net Capital Requirements.

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

ITEM 2.   PROPERTIES
          ----------

      The Company owns a 610,000 square foot headquarters complex in St. Petersburg, FL (three home office buildings, a bank and trust headquarters building, and a five deck parking garage). The complex covers approximately forty-five acres, and the Company has the ability to build up to another 460,000 square feet on this site. The Company also leases 70,000 square feet in a nearby office building, and has committed to lease an additional 30,000 sq. feet as of April 2000. In addition the Company acquired a 45,000 square foot, eight story building in Detroit, Michigan as part of the Roney transaction. With the exception of a Company-owned RJA branch office building in Crystal River, FL, RJA branches are leased with various expiration dates through 2008. The RJFS Investment Management division headquarters office in Atlanta and Sound Trust Company facility in Seattle are also under lease. See Note 9 to Consolidated Financial Statements for further information regarding the Company's leases.

      Leases for branch offices of RJFS are the responsibility of the respective independent contractor registered representatives.

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

                                  1999                 1998
                             -----------------    -----------------
                              High        Low      High        Low
                             ------     ------    ------     ------
      First Quarter          $26.25     $16.75    $26.63     $18.00
      Second Quarter          22.63      18.00     29.13      21.63
      Third Quarter           24.19      18.88     36.50      28.50
      Fourth Quarter          25.19      18.81     32.63      17.07

           Since the Company initiated payment of a cash dividend in 1985, there have been 17 increases in the dividend rate, 7 of which were in the form of stock splits and stock dividends.

     The payment of dividends on the Company's common stock is subject to the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries which may be subject to restrictions under the net capital rules of the SEC and the NYSE. Such restrictions have never become applicable with respect to the Company's dividend payments. (See Note 13 of the Notes to Consolidated Financial Statements.)

      At December 14, 1999 there were approximately 11,000 holders of the Company's common stock.

ITEM 6.                                 SELECTED FINANCIAL DATA
                                        -----------------------
                              (in thousands, except per share data)

                                              Year Ended
                    -----------------------------------------------------------
                     Sept. 24,   Sept. 25,   Sept. 26,   Sept. 27,    Sept. 29,
                        1999        1998        1997**      1996        1995
Operating Results:  ----------  ---------- ----------- -----------   ----------
------------------
Revenues            $1,232,206  $1,082,907 $   927,607 $   721,752   $  554,070
Net  income         $   85,090  $   92,704 $    98,915 $    65,978   $   46,141
Net income per
  share - basic:*   $     1.79  $     1.92 $      2.09 $      1.41   $      .99
Net income per
  share - diluted:* $     1.76  $     1.86 $      2.04 $      1.39   $      .98

Weighted average
 common shares
  outstanding - basic:* 47,606      48,160      47,383      46,781       46,607
Weighted average common
 and common equivalent
 shares outstanding -
   diluted:*            48,449      49,951      48,387      47,307       47,083

Cash dividends declared
 per share*         $      .28  $      .24  $      .21  $      .17  $       .16


Financial Condition:
--------------------
Total assets        $5,030,715  $3,852,737  $3,278,645  $2,566,381   $2,012,715
Long-term  debt     $   44,183  $   44,767  $   12,715  $   12,909   $   13,084

Shareholders' equity$  558,486  $  509,898  $  423,276  $  326,632   $  266,193
Shares outstanding*     47,242      48,268      47,695      47,012       46,382

Equity per share
  at end of period* $    11.82  $    10.56  $     8.87  $     6.95   $     5.74

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


     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              -------------------------------------------------------------
              AND FINANCIAL CONDITION
              -----------------------

Results of Operations - Three Years Ended September 24, 1999
------------------------------------------------------------

      Fiscal 1999 was the Company's fifteenth consecutive year of record revenues, with total revenues of $1,232,206,000 representing an increase of 14% over the prior year. In contrast, net income of $85,090,000 represented a decline of 8% from the prior year. Earnings were negatively impacted by costs associated with a corporate branding campaign, the creation of Raymond James Financial Services, Inc. ("RJFS"), the expansion of the corporate headquarters, Y2K preparation, and the acquisition of Roney & Co. ("Roney").

      Not only did the Company incur the aforementioned expenses, certain of which will be non-recurring, but operational expenses grew at a rate exceeding revenue growth and investment banking results were down sharply. The Company's retail business, the independent contractor portion in particular, continued its steady growth with exceptionally strong recruiting results. The Company has also been successful in its focus on non-transaction dependent fee revenues, such as investment advisory fees, interest and asset-based commission alternatives. For fiscal 1999, such fee-based revenues represented approximately 44% of total revenues, up from 31% five years ago.


                                                  Year Ended
                               ------------------------------------------------
                                Sept. 24, % Incr.  Sept. 25, % Incr.  Sept. 26,
                                  1999*   (Decr.)    1998    (Decr.)    1997
                               ---------- -------  --------- -------  ---------
Revenues:                        (000's)            (000's)            (000's)
Securities commissions
  and fees                     $  758,136    20%  $  631,661    23%  $  514,964
Investment banking                 74,748   (32%)    109,705     1%     109,088
Investment advisory fees           91,920    16%      79,485    44%      55,194
Interest                          229,806    14%     202,255    30%     155,746
Correspondent clearing              4,655     5%       4,429    (2%)      4,502
Net trading profits                17,034   170%       6,300   (51%)     12,797
Financial service fees             36,101    46%      24,797    19%      20,786
Other                              19,806   (18%)     24,275     2%      23,884
                               ----------         ----------         ----------
                                1,232,206    14%   1,082,907    21%     896,961
Gain on sale of Liberty                 -                  -             30,646
                               ----------         ----------         ----------
  Total revenues               $1,232,206    14%  $1,082,907    17%  $  927,607
                               ==========         ==========         ==========
     *  Includes $36,177 from Roney.


      The record transaction volumes in fiscal years 1999, 1998 and 1997 resulted in increased securities commissions from the sales of all product lines during the period, with the largest increases occurring in equities and annuities.
                                                   YEAR ENDED
                               -------------------------------------------------
                                 Sept. 24, %Incr.   Sept. 25,          Sept. 26,
                                   1999    (Decr.)    1998     %Incr.    1997
                               ----------- -------  ---------  ------  ---------
Number of retail Financial
  Advisors at yearend*               3,864   24%        3,117   10%        2,825
Retail commission revenues
  (000's)                      $   631,572   21%  $   523,890   24%  $   422,316
Retail new issue sales credits
  (000's)                      $    16,345  (35%) $    24,976    2%  $    24,472
Number of institutional
  salesmen at yearend                  150   12%          134    9%          123
Institutional commission
  revenues (000's)             $   126,564   17%  $   107,771   16%  $    92,648
Institutional new issue sales
  credits (000's)              $    21,055  (20%) $    26,470   14%  $    23,167
Number of trades processed       4,107,000   23%    3,328,000   19%    2,803,000

    * Includes Roney. Excluding Roney: 3,548 Financial Advisors, a 14% increase.

       Investment banking revenues, including new issue sales credits, decreased considerably to $75 million in 1999 from the record $110 million in the prior year. Fiscal 1997 was a record year for equity underwriting activity, both in number of new issues and average offering size. This pace continued only through the first half of fiscal 1998, at which time small and mid-cap stocks began to weaken, particularly in certain industry sectors, which severely slowed the new issue deal flow. Investment banking revenues in fiscal 1999 were well below recent prior years as a result of several of the Company's major sectors of emphasis (energy, real estate and health care) being out of favor for most of the year and the Company being behind schedule in developing a significant technology investment banking and research effort. The number of managed and co-managed underwritings, the vast majority of which were equity-related offerings, and the dollar volume of these transactions were as follows: 1999 - 23 new issues for $3.0 billion; 1998 - 57 new issues for $6.0 billion; and 1997 - 65 new issues for $7.8 billion. Merger and acquisition fees, which have been a consistent revenue source during the past few years, also declined in fiscal 1999 to $16 million after reaching a record $20 million in 1998.

      Investment advisory fees have risen commensurate with the generally strong growth in assets under management, which has shown an annual 21% increase for the period. Asset management growth has benefited from both overall asset appreciation and net sales during the past two years. For fiscal 1997, investment advisory fees included $2.6 million in fees from Liberty, which was sold in January 1997. During 1998, the Company's real estate portfolio management operation was sold, and its employees were transferred to the new owner. This transaction generated $3.7 million of performance fees, which are included in investment advisory fees.

                             Sept. 24, %Incr.    Sept. 25,  %Incr.    Sept. 26,
                                1999   (Decr.)      1998    (Decr.)      1997
                           ----------- ------- -----------  -------  ----------
                               (000's)             (000's)             (000's)
Eagle Asset Mgmt., Inc.*   $ 5,138,064    7%   $ 4,804,967    29%    $3,714,407
Heritage Family of Mutual
 Funds                       4,780,747   21%     3,947,394    25%     3,160,910
Investment Advisory Services 3,110,000   73%     1,798,260    25%     1,433,018
Awad Asset Management*         569,000  (13%)      656,336   (19%)      814,315
Carillon Asset Management            -                   -               53,448
                           -----------         -----------           ----------
Total Financial Assets
 Under Management          $13,597,811   21%   $11,206,957    22%    $9,176,098
                           ===========         ===========           ==========

*  Excludes balances included in the Heritage Family of Mutual Funds.
      Net interest income continues to be a growing source of recurring earnings. The components of interest earnings are as follows:

                     Sept. 24,            Sept. 25,            Sept. 26,
                       1999                 1998                 1997
                     ---------            ---------            ---------
                                     (balances in 000's)
Margin balances:
   Average balance  $  908,671           $  701,742           $  480,203
   Average rate           7.6%                 8.2%                 8.1%
                    ----------           ----------           ----------
                               $  69,059            $ 57,697             $39,087

Assets segregated
 pursuant to Federal
 Regulations:
   Average balance   1,063,350              776,768              601,902
   Average rate           4.9%                 5.6%                 5.3%
                    ----------           ----------           ----------
                                  51,630              43,163              32,148

Stock borrowed:
   Average balance   1,270,112            1,154,703            1,004,735
   Average rate           4.6%                 4.9%                 4.8%
                    ----------           ----------           ----------
                                  58,209              57,049              48,606

Raymond James Bank, FSB           28,756              22,937              17,739

Other interest revenue            22,152              21,409              18,166
                                 -------             -------             -------

Total interest revenue           229,806             202,255             155,746
                                 -------             -------             -------

Client interest program:
   Average balance   1,540,966           1,201,398              880,026
   Average rate           4.3%                4.8%                 4.7%
                     ---------           ---------             --------
                                  66,260              57,627              41,693
Stock loaned:
   Average balance   1,292,791            1,119,287              980,000
   Average rate           4.3%                 4.7%                 4.5%
                     ---------            ---------            ---------
                                  55,590              53,200              44,238

Raymond James Bank, FSB           20,270              17,249              12,997

Other interest expense             9,374               2,933               2,413
                                --------            --------            --------
Total interest expense           151,494             131,009             101,341
                                --------            --------            --------
Net interest income             $ 78,312*    +10%   $ 71,246      +31%  $ 54,405
                                ========            ========            ========

     *  Includes $2,383 from Roney.


      Net trading profits increased dramatically over fiscal 1998, reflecting improved corporate and government bond trading results in addition to somewhat improved over-the-counter equity trading results. However, due to the changes in the over-the-counter equity trading regulations and practices in fiscal 1998, the Company expects that flat or negative over-the-counter equity trading results will be the norm, not the exception. Through fiscal 1997, the Company's trading profits had remained relatively consistent, derived primarily from client order flow in both over-the-counter equity and fixed income securities.

      The  growth  in the Company's retail client base during  the  past  two fiscal years has led to increased financial service fees. In the past two years there has been a 54% increase in the number of IRA accounts, a 61% increase in money market processing fees, and a 151% increase in transaction fees arising from retail asset-based fee account programs, an increasingly popular alternative to the traditional commission-based pricing structure.

      Other income is composed predominantly of postage and handling fees and floor brokerage income. Fiscal 1998's other income also included $1.7 million related to the sale of the real estate portfolio and property management operations and $2.4 million from the sale of the Company's specialist operations on the Chicago Exchange. For the first half of 1998 and in previous years, other income included property management fees from the operations which were sold by the Company in March 1998. These fees had been increasing substantially through the years as the number of apartment units under management increased. Other income in fiscal 1997 included a gain of $2.5 million from the Company's sale of its former headquarters building.

                                                   Year Ended
                                -----------------------------------------------
                                  Sept. 24, % Incr. Sept. 25, % Incr. Sept. 26,
                                    1999*   (Decr.)   1998    (Decr.)   1997
                                ----------- ------- --------- ------- ---------
Expenses:                          (000's)           (000's)           (000's)
  Employee compensation:
   Sales commissions            $   517,280    20%   $430,556    24%   $346,770
   Administrative and
      benefit costs                 146,254    21%    120,935    25%     96,549
   Incentive compensation            91,213    (6%)    96,723     3%     94,091
                                -----------          --------          --------
       Total employee compensation  754,747    16%    648,214    21%    537,410

Communications and information
  processing                         53,071    22%     43,485    16%     37,491
   Occupancy and equipment           40,059    21%     33,029    22%     27,175
   Clearance and floor brokerage     13,456    16%     11,607    (1%)    11,708
   Interest                         151,494    16%    131,009    29%    101,341
   Business development              38,395    22%     31,514    52%     20,755
   Other                             43,465    29%     33,813     8%     31,212
                                 ----------          --------          --------

                                 $1,094,687    17%   $932,671    22%   $767,092
                                 ==========          ========          ========

     *  Includes $34,625 from Roney.

      Sales commission expense again increased at a rate approximately proportionate to the related revenues. The slightly higher increase in Financial Advisor compensation in fiscal 1998 over the related revenue reflects the increase in the proportion of independent contractor versus employee Financial Advisors.

      Administrative and benefit compensation costs had been increasing at a rate consistent with the growth in total revenues. However, the fiscal 1999 increase exceeded the growth in revenues as a result of continued hiring to support transaction volume, including the personnel acquired in the Roney transaction, and the recruiting of investment bankers and research analysts during a period of decreased investment banking revenues.

      Incentive compensation expenses, including contributions to qualified retirement plans, are based on departmental, subsidiary and firm-wide profitability. Lower investment banking results in fiscal 1999 resulted in significantly lower incentive compensation accruals for this area. Simultaneously, improved results in other segments partially offset this decline, holding the decrease in total incentive compensation expense to a rate below the decrease in net income. In contrast, strong underwriting activity in 1998 and 1997 resulted in record investment banking departmental profits, having a dramatic impact on incentive compensation.

      While the costs associated with overall growth continued to affect communications and information processing, fiscal 1999 also included costs associated with the integration of Roney, preparation for Y2K, and the merger creating RJFS. The increases in communications and information processing expense in fiscal 1998 and 1997 reflected the costs of further enhancement and expansion of the Company's systems of internal communication and information dissemination, as well as higher general business volume, which gave rise to increased costs for telephone, printing and supplies.

      The completion and occupancy of the third headquarters building in the spring of 1998 gave rise to much of the increased occupancy and equipment expenses for that year. Fiscal 1999 includes the first full annual effect of this expansion.

      For the first time in several years, clearing and floor brokerage increased, a result of increased transaction volume and higher international clearing costs. As in the past, clearing and floor brokerage expense increased at a rate lower than the growth in related revenues due to the increased productivity of floor brokers and other cost saving measures implemented.

       Several of the Company's branding initiatives impacted business development in fiscal 1999, such as the first full year of the stadium naming rights, general image advertising costs (primarily television), and recruiting-related programs capitalizing on the creation of RJFS. In addition, certain costs related to the Roney acquisition and subsequent communication and training are included in this expense. Business development expenses rose dramatically in 1998 due to increased advertising, both to recruit Financial Advisors and increase brand name recognition; increased travel and related expenses, particularly by the larger staff of investment bankers and research analysts; the inception of the stadium naming rights contract; and costs associated with larger conferences throughout the Company's operations.

     While the Company was able to hold other expenses relatively constant in 1998, these expenses increased from 1998 to 1999 at a pace exceeding the growth in revenues. These expenses include fees paid to outside managers in the Company's investment advisory services program, bank service charges, legal expenses and provisions, and amortization of goodwill arising from the Roney acquisition.

Year 2000
---------

      The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the Year 2000 and lead to significant business delays and disruptions in the U.S. and internationally.

      The Company has revised all critical information technology (IT) internal computer code that it has identified as requiring modification for Year 2000 compliance, and has successfully tested the revised code for the transition between December 29, 1999 and January 3, 2000; testing will continue throughout 1999 and may be continued into January 2000 with respect to other dates that could be affected by this problem. The company will be limiting the introduction of new computer code during this period to protect the integrity of the changes made during this year.

      All of the Company's securities transactions are processed on software provided by Securities Industry Software (SIS), a subsidiary of Automatic Data Processing, Inc., and the Company has closely monitored the progress of SIS in revising its software. Based on information received to date, the Company believes that SIS completed revision and testing of its software on a timely basis. The Company is also monitoring information received from third-party vendors regarding their progress in modification of other software used by the Company, as well as the progress of other industry suppliers, in addressing this issue.

      With respect to non-IT systems, primarily those located at its headquarters campus and those provided by its telecommunications and satellite service providers, the Company has completed the inventory of all systems and confirmed the compliance status of its vendors. Most of these vendors are major national or international companies which have been addressing the Year 2000 issue for some time.

      With the exception of those discussed below, all of the Company's subsidiaries are substantially dependent upon the Company's Year 2000 compliance program. Raymond James Bank, FSB, Raymond James Trust Company and Heritage Asset Management, Inc. have received revised computer software from the third-party vendors on whom they are dependent and have completed testing of these systems. Eagle Asset Management, Inc. has installed a new portfolio management system which has been designed to be Year 2000 compliant and completed testing of its mission critical systems in September 1999.

      The Company has developed a contingency plan for mission critical business functions. In accordance with industry requirements, the company has established a command center which will operate 24 hours a day between December 29, 1999 and January 3, 2000 to monitor the functioning of its systems and processes.

      The securities industry conducted a series of industry-wide tests for Year 2000 compliance between April and July 1999; the Company participated in all tests and did not experience any material problems relating to its Year 2000 code and data revisions. In general, representatives of the securities industry were satisfied that the tests confirmed substantial success in dealing with the Year 2000 issue. The testing process did identify a number of minor communications problems, most of them unrelated to Year 2000 issues; these problems were identified and successfully resolved during the course of the testing.

     The Company estimates that its costs for these efforts during this fiscal year were approximately $2,500,000, an additional $800,000 will be spent during fiscal 2000. Because many of the Company's basic operating systems are provided by third party vendors, as indicated above, the Company's costs for Year 2000 remediation have been substantially less than the costs incurred by companies which have developed and maintain all their own operating systems.

      The impact of this problem on the securities industry will be material, however, since virtually every aspect of the sale of securities and the processing of transactions will be affected. Due to the enormous task facing the securities industry, the interdependent nature of securities transactions, and reliance on third parties such as utilities and telecommunications providers, the Company may be adversely affected by this problem in the Year 2000 depending on whether it and the entities with whom it does business address this issue successfully.

Liquidity and Capital Resources
-------------------------------

      Net cash from operating activities during the current year was $250 million. Cash was generated by increased stock loan balances exceeding the increased stock borrowed balances, increased balances in the client interest program net of increased customer margin balances, decreased broker-dealer receivables net of increased trading account securities, and the fluctuations in various other asset and liability accounts.

      Investing activities required $107 million during the year. The cash used for the purchase of Roney included the $71 million purchase price net of the $3 million in cash received as part of Roney. Additions to fixed assets consumed $21 million, predominantly for the purchase of computers, office furniture and equipment. Net purchases, sales and maturations of investments required $18 million. These investments were primarily mortgage-backed securities purchased by Raymond James Bank, FSB ("RJBank").

      Financing activities used $33 million, the result of the purchase of treasury stock and the payment of cash dividends net of the exercise of stock options and employee stock purchases.

      The Company has loans payable consisting of debt in the amount of $39 million in the form of a mortgage on its headquarters office complex, a $5 million Federal Home Loan Bank advance at RJBank, $60 million at Raymond James Credit Corporation, $65 million in short-term financing of customer settlements and $33 million at the parent company to fund the Roney acquisition. Subsequent to yearend the Company secured a $50 million term loan to repay the $33 million advance on its line of credit.

     The parent company has a commitment from a group of commercial banks for an unsecured $100 million line of credit for general corporate purposes. In addition, Raymond James & Associates, Inc. has uncommitted bank lines of credit aggregating $480 million.

      The Company's broker-dealer subsidiaries are subject to requirements of
the   SEC  relating  to  liquidity  and  capital  standards  (see  Notes   to
Consolidated Financial Statements).

Effects of Recently Issued Accounting Standards
-----------------------------------------------

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. The Company currently expenses the costs of all software development in the period in which it is incurred. The Company intends to adopt this statement beginning in fiscal 2000 and does not anticipate that it will have a material impact on the financial position, results of operations, earnings per share or cash flows.



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

      The Company maintains inventories as detailed in Note 2 to the Consolidated Financial Statements. The fair value of these securities at September 24, 1999, was $181 million in long positions and $33 million in short positions. The Company performed an entity-wide analysis of the Company's financial instruments and assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at September 24, 1999 will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Effects of Inflation
--------------------

      The  Company's  assets  are primarily liquid  in  nature  and  are  not significantly affected by inflation. Management believes that the replacement cost of property and equipment would not materially affect operating results. However, the rate of inflation affects the Company's expenses, including employee compensation and benefits, communications and occupancy, which may not be readily recoverable through charges for services provided by the Company.

Factors Affecting "Forward-Looking Statements"
----------------------------------------------

      From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i)
transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets,
(ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company, and (xi) disruptions in the Company's business or general economic conditions caused by computer malfunctions in 2000. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     (a) Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

     (b)                   QUARTERLY FINANCIAL INFORMATION
                    (In thousands, except per share data)

1999                                1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                    --------    --------    --------    --------
Revenues                            $264,507    $299,191    $324,390    $344,118
Income before income taxes            28,337      35,319      37,989      35,874
Net income                            17,479      21,869      23,490      22,252
Net income per share - basic             .36         .46         .50         .47
Net income per share - diluted           .36         .45         .49         .46

1998                                1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                    --------    --------    --------    --------
Revenues                            $252,304    $267,538    $275,791    $287,274
Income before income taxes            36,886      40,534      36,341      36,475
Net income                            22,745      24,700      22,791      22,468
Net income per share - basic*            .48         .51         .47         .46
Net income per share - diluted*          .45         .50         .46         .45

       * Gives effect to the 3-for-2 common stock split paid on April 2, 1998.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
     None.

                                  PART III
                                  --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

       Executive officers of the registrant (including its significant subsidiaries) who are not Directors of the registrant are as follows:

           Richard K. Riess     50     Executive Vice President - RJF,
                                       President and CEO of Eagle, and
                                       Managing Director - Asset Management.

           Jeffrey P. Julien    43     Vice President - Finance and Chief
                                       Financial Officer, Director and/or
                                       officer of certain RJF subsidiaries.

           Barry S. Augenbraun  60     Senior Vice President and
                                       Corporate Secretary.

           Jennifer C. Ackart   35     Controller.

The information required by Item 10 relating to Directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 10, 2000.

ITEMS 11,12 AND 13.

      The information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 10, 2000.


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


                                 SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 17th day of December, 1999.

                                            RAYMOND JAMES FINANCIAL, INC.
                                         By      /s/ THOMAS A. JAMES
                                            -----------------------------
                                            Thomas A. James, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
     Signature                      Title                           Date
     ---------                      -----                           ----

/s/ THOMAS A. JAMES            Chairman and Chief             December 17, 1999
--------------------------
Thomas A. James                Executive Officer

/s/ FRANCIS S. GODBOLD         President and Director         December 17, 1999
--------------------------
Francis S. Godbold

/s/ M. ANTHONY GREENE          Executive Vice President       December 17, 1999
--------------------------
M. Anthony Greene              and Director

/s/ J. STEPHEN PUTNAM          Executive Vice President       December 17, 1999
--------------------------
J. Stephen Putnam              and Director

/s/ ROBERT F. SHUCK            Vice Chairman and Director     December 17, 1999
--------------------------
Robert F. Shuck

/s/ JEFFREY P. JULIEN          Vice President - Finance       December 17, 1999
--------------------------
Jeffrey P. Julien              (Chief Financial Officer)

/s/ JENNIFER C. ACKART         Controller (Chief              December 17, 1999
--------------------------
Jennifer C. Ackart             Accounting Officer)

/s/ ANGELA M. BIEVER           Director                       December 17, 1999
--------------------------
Angela M. Biever

/s/ JONATHAN A. BULKLEY        Director                       December 17, 1999
--------------------------
Jonathan A. Bulkley

/s/ ELAINE L. CHAO             Director                       December 17, 1999
--------------------------
Elaine L. Chao


/s/ THOMAS S. FRANKE           Director                       December 17, 1999
--------------------------
Thomas S. Franke

/s/ HARVARD H. HILL, JR.       Director                       December 17, 1999
--------------------------
Harvard H. Hill, Jr.

/s/ HUNTINGTON A. JAMES        Director                       December 17, 1999
--------------------------
Huntington A.  James

/s/ PAUL W. MARSHALL           Director                       December 17, 1999
--------------------------
Paul W. Marshall

/s/ DENNIS W. ZANK             Director                       December 17, 1999
--------------------------
Dennis W. Zank

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
----------------------------------------------
INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
-----------------------------------------------------

FINANCIAL STATEMENTS                                                   PAGE(S)
--------------------

Reports and Consents of Independent Accountants                         F-2-3

Consolidated Statement of Financial Condition
  as of September 24, 1999 and September 25, 1998                       F-4

Consolidated Statement of Income for the Three Years
  Ended September 24, 1999                                              F-5

Consolidated Statement of Changes in Shareholders' Equity
  for the Three Years Ended September 24, 1999                          F-6

Consolidated Statement of Cash Flows
  for the Three Years Ended September 24, 1999                          F-7-8

Summary of Significant Accounting Policies                              F-9-12

EXHIBITS
--------

  Notes to Consolidated Financial Statements                            F-13-26

 3.1 Amended and restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State Florida on March 9, 1998, and as Exhibit 3 of Form 10Q filed on May 11, 1998

 3.2 Amended and restated By-Laws of the Company, filed as Exhibit 3 of Form 10Q filed February 9, 1998

10.1 Raymond James Financial, Inc. Amended Stock Option Plan for Outside Directors, dated December 12, 1986, incorporated by reference to
      Exhibit 4.1 (b) to Registration Statement on Form S-8, No. 33-38350

10.2 Raymond James Financial, Inc. 1992 Incentive Stock Option Plan effective August 20, 1992, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 33-60608; and amended on Form S-8, No. 333-59449 filed July 20, 1998

10.3  Raymond James Financial, Inc. Deferred Management Bonus
      Plan, effective as of October 1, 1989

10.4  Raymond James Financial, Inc. 1996 Stock Option Plan for
      Key Management Personnel, dated November 21, 1996 and Incorporated by reference as filed with the Company's Form 10-K on December 24, 1998

10.5  Termination and Release Agreement between Liberty
      Asset Management, Inc. and Raymond James Financial, Inc. and Incorporated by reference as filed with the Company's Form 10-K on December 24, 1997

10.6  Raymond James Financial, Inc.'s 1999 Employee Stock
      Purchase Plan S-8, No. 333-68821, filed December 14, 1998

10.7 Purchase agreement between BANK ONE CORPORATION as seller, and RAYMOND JAMES FINANCIAL, INC., filed as Exhibit 10 of Form 10Q filed May 7, 1999

10.8  Term Credit Agreement for $50 million dated as of October 26, 1999

10.9  Revolving Credit Agreement for $100 million dated as of October 26, 1999

11    Computation of Earnings per Share                                 X-1

21    List of Subsidiaries                                              X-2

23    Consent of Independent Accountants                                F-2-3

27    Financial Data Schedule - EDGAR version only

* Incorporated by reference as filed with the Company's Form 10-K on December 24, 1997.
** Incorporated by reference as filed with the Company's Form 10-K on December 24, 1998.

SCHEDULES AND EXHIBITS EXCLUDED
-------------------------------

       All schedules and exhibits not included are not applicable, not required or would contain information which is included in the Consolidated Financial Statements, Summary of Significant Accounting Policies, or the Notes to Consolidated Financial Statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and Shareholders of Raymond James Financial, Inc.

In our opinion, based upon our audits and the report of other auditors, the
accompanying  consolidated  financial  statements  listed  in   the   index
appearing on page F-1 present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and its subsidiaries at September 24, 1999 and September 25, 1998, and the results of their operations and their cash flows for each of the three years in the period
ended   September  24,  1999,  in  conformity  with  accounting  principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to
express  an opinion on these financial statements based on our audits.   We
did not audit the financial statements of Raymond James Bank, FSB, a wholly-owned subsidiary, which statements reflect total assets of $638,970,000 and $510,580,000 at September 24, 1999 and September 25, 1998, respectively, and total revenues of $29,200,000, $23,199,000 and $17,712,000 for each of the three years in the period ended September 24, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Raymond James Bank, FSB, is based solely on the report of the
other  auditors.   We  conducted our audits of the  consolidated  financial
statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the
amounts  and  disclosures  in  the  financial  statements,  assessing   the
accounting  principles used and significant estimates made  by  management,
and  evaluating the overall financial statement presentation.   We  believe
that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
October 19, 1999

Exhibit 23


CONSENT OF INDEPENDENT ACCOUNTANTS
----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-68821, 333-59449 and 33-38390) of Raymond James Financial, Inc. of our report dated October 19, 1999 appearing on page F-2 of this Form 10-K.

/s/ PricewaterhouseCoopers LLP
December 10, 1999



                          Independent Auditors' Report


The Board of Directors
Raymond James Bank, FSB (A wholly-owned
 subsidiary of Raymond James Financial, Inc.):


We have audited the balance sheets of Raymond James Bank, FSB (A wholly-owned subsidiary of Raymond James Financial, Inc.) as of September 30, 1999 and 1998, and the related statements of income, stockholder's equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raymond James Bank, FSB (A wholly-owned subsidiary of Raymond James Financial, Inc.) at September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ KPMG  LLP
Tampa, Florida
October 29, 1999

The Board of Directors
Raymond James Bank, FSB:


We consent to the inclusion of our report dated October 29, 1999, with respect to the balance sheets of Raymond James Bank, FSB as of September 30, 1999 and 1998, and the related statements of income, stockholder's equity and comprehensive income, and cash flows for each of the years then ended, which report appears in the Form 10-K of Raymond James Financial, Inc. dated September 30, 1999.



/s/ KPMG  LLP
Tampa, Florida
December 21, 1999





                 RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                 ----------------------------------------------
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  ---------------------------------------------
                      (in thousands, except share amounts)
                                                 September 24,    September 25,
                                                     1999             1998
                                                 -------------    -------------
ASSETS
Cash and cash equivalents                          $  250,855       $  296,817
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                                 9                1
  Securities purchased under agreements to resell   1,102,979          946,723
Securities owned:
  Trading and investment account securities           180,967          105,892
  Available for sale securities                       400,143          385,676
Receivables:
  Clients, net                                      1,447,618          893,839
  Stock borrowed                                    1,277,692          852,744
  Brokers, dealers and clearing organizations          34,670          112,838
  Other                                                69,339           62,722
Investment in leveraged leases                         23,950           23,297
Property and equipment, net                            91,335           81,372
Deferred income taxes, net                             39,631           32,841
Deposits with clearing organizations                   24,634           21,206
Intangible assets                                      34,866              817
Prepaid expenses and other assets                      52,027           35,952
                                                   -----------      -----------

                                                   $5,030,715       $3,852,737
                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                      $  201,504       $   44,767
Payables:
  Clients                                           2,524,352        2,126,699
  Stock loaned                                      1,378,821          828,102
  Brokers, dealers and clearing organizations          55,722           43,227
  Trade and other                                     101,772           99,690
Trading account securities sold but not yet
 purchased                                             33,400           30,841
Accrued compensation and commissions                  172,066          158,539
Income taxes payable                                    4,592           10,974
                                                   -----------      -----------
                                                    4,472,229        3,342,839
                                                   -----------      -----------
Commitments and contingencies (Note 10)                     -                -

Shareholders' equity:
  Preferred stock; $.10 par value; authorized
   10,000,000 shares; issued and outstanding -0- shares     -                -
  Common stock; $.01 par value; authorized
   100,000,000 shares; issued 48,997,995 shares           490              490
  Additional paid-in capital                           58,023           57,777
  Other Comprehensive Income                           (1,076)             114
  Retained earnings                                   530,885          459,099
                                                   -----------      -----------
                                                      588,322          517,480
  Less:  1,755,585 and 730,118 common shares
   in treasury, at cost                               (29,836)          (7,582)
                                                   -----------      -----------
                                                      558,486          509,898
                                                   -----------      -----------

                                                   $5,030,715       $3,852,737
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

                                                  Year Ended
                                  ---------------------------------------------
                                  September 24,   September 25,   September 26,
                                      1999            1998            1997
                                  -------------   -------------   -------------
Revenues:
  Securities commissions and fees    $  758,136      $  631,661       $ 514,964
  Investment banking                     74,748         109,705         109,088
  Investment advisory fees               91,920          79,485          55,194
  Interest                              229,806         202,255         155,746
  Correspondent clearing                  4,655           4,429           4,502
  Net trading profits                    17,034           6,300          12,797
  Financial service fees                 36,101          24,797          20,786
  Other                                  19,806          24,275          23,884
  Gain on sale of Liberty
    Investment Management, Inc.
     (Note 16)                                -               -          30,646
                                     ----------      ----------       ---------
                                      1,232,206       1,082,907         927,607
                                     ----------      ----------       ---------
Expenses:
  Employee compensation and benefits    754,747         648,214         537,410
  Communications and information
    processing                           53,071          43,485          37,491
  Occupancy and equipment                40,059          33,029          27,175
  Clearance and floor brokerage          13,456          11,607          11,708
  Interest                              151,494         131,009         101,341
  Business development                   38,395          31,514          20,755
  Other                                  43,465          33,813          31,212
                                     ----------      ----------       ---------
                                      1,094,687         932,671         767,092
                                     ----------      ----------       ---------
Income before provision for
  income taxes                          137,519         150,236         160,515

Provision for income taxes               52,429          57,532          61,600
                                     ----------      ----------       ---------
Net income                           $   85,090      $   92,704       $  98,915
                                     ==========      ==========       =========
Net income per share - basic         $     1.79      $     1.92       $    2.09
                                     ==========      ==========       =========
Net income per share - diluted       $     1.76      $     1.86       $    2.04
                                     ==========      ==========       =========
Weighted average common shares
  outstanding - basic                    47,606          48,160          47,383
                                     ==========      ==========       =========
Weighted average common and
  common equivalent shares
   outstanding - diluted                 48,449          49,951          48,387
                                     ==========      ==========       =========

    The accompanying Summary of Significant Accounting Policies and Notes to
     Consolidated Financial Statements are integral parts of these financial statements.


                  RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                  ----------------------------------------------
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            ---------------------------------------------------------
                                 (in thousands)


                           Add-             Other    Treasury    Total   Total
               Common    itional           Compre-    Stock     Share-   Compre-
               Stock     Paid-in Retained  hensive    Common    holders' hensive
           Shares Amount Capital Earnings  Income  Shares Amount Equity  Income
--------------------------------------------------------------------------------
Balances at
 September
  27, 1996 21,777  $217 $50,271 $289,096 $  (791) (883)$(12,161)$326,632

Net income
 fiscal
 1997                             98,915                          98,915 $98,915

Cash divi-
 dends -
 common
 stock
 ($.21
 per share)                       (9,921)                         (9,921)

Employee
 stock
 purchases                2,031                    145    1,649    3,680

Exercise
 of stock
 options                    (11)                   211    2,541    2,530

Tax benefit
 related to
 non-qualified
 option
 exercises                  308                                      308

3-for-2
 stock
 split     10,888   109             (109)         (342)                -

Net
 unrealized
 gain on
 securities
 available
 for sale                                  1,132                   1,132   1,132
           ---------------------------------------------------------------------
Balances at
 September
 26, 1997  32,665   326  52,599  377,981     341  (869)  (7,971) 423,276
           =====================================================================
Total
 Compre-
 hensive
 Income
 fiscal
 1997                                                                    100,047
                                                                        ========
Net income
 fiscal 1998                      92,704                          92,704 92,704
Cash divi-
 dends -
 common
 stock
 ($.24
 per share)                      (11,586)                        (11,586)

Purchase
 of trea-
 sury shares                                      (292)  (5,346)  (5,346)

Employee
 stock
 purchases                4,271                    261    2,274    6,545

Exercise
 of stock
 options                    197                    403    3,461    3,658

Tax benefit
 related to
 non-qualified
 option exercises           539                                      539

3-for-2
 stock
 split     16,333   164    (164)                  (233)                -

Corporate
 sale of
 RJF put
 options                    335                                      335

Net
 unrealized
 loss on
 securities
 available
 for sale                                   (227)                   (227)  (227)
           ---------------------------------------------------------------------
Balances at
 September
 25, 1998  48,998   490  57,777  459,099     114  (730)  (7,582) 509,898
           =====================================================================
Total
 Compre-
 hensive
 Income
 fiscal
 1998                                                                     92,477
                                                                        ========
Net income
 fiscal 1999                      85,090                          85,090  85,090

Cash divi-
 dends -
 common
 stock
 ($.28
 per share)                      (13,304)                        (13,304)
Purchase
 of trea-
 sury shares                                    (1,652) (31,564) (31,564)

Employee
 stock
 purchases                  385                    302    4,826    5,211

Exercise
 of stock
 options                 (1,860)                   324    4,484    2,624

Tax benefit
 related to
 non-qualified
 option exercises           407                                      407

Corporate
 sale of
 RJF put
 options                  1,314                                    1,314

Net
 unrealized
 loss on
 securities
 available
 for sale                                 (1,190)                 (1,190)(1,190)
           ---------------------------------------------------------------------
Balances at
 September
 24, 1999  48,998  $490 $58,023 $530,885$(1,076)(1,756)$(29,836)$558,486
           =====================================================================
Total
 Compre-
 hensive
 Income
 fiscal
 1999                                                                   $83,900
                                                                        =======

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

                                                    Year Ended
                                     -----------------------------------------
                                     September 24, September 25, September 26,
                                         1999          1998          1997
                                     ------------- ------------- -------------
Cash flows from operating activities:
 Net income                              $ 85,090     $  92,704     $  98,915
                                         ---------    ----------    ----------
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization          19,129        16,321        13,312
    Amortization of goodwill                  930           487         1,799
    Unrealized loss on investment
     account securities                     2,749           773         2,075
    Unrealized loss (gain) and premium
     amortization on available for sale
     securities                               642         1,395           (66)
   (Gain)loss on sale of securities        (2,227)       (1,130)           55
   (Gain)loss on sale of property and
     equipment                                277          (204)           55
    Provision for bad debts                (2,332)         (342)         (380)
    Provision for other accruals           (3,493)       (1,825)       (6,881)
   Decrease (increase) in assets:
    Receivables:
     Clients                             (335,975)     (207,158)     (226,779)
     Stock borrowed                      (424,648)      218,200      (206,804)
     Brokers, dealers and clearing
      organizations                        82,395       (73,194)      (15,338)
     Other                                 (3,669)      (24,604)       (9,138)
    Trading account securities, net       (70,814)      (33,549)       25,975
    Deferred income taxes                  (6,790)       (8,485)       (3,167)
    Prepaid expenses and other assets     (13,663)      (14,259)       (8,718)
   Increase (decrease) in liabilities:
    Payables:
     Clients                              370,758       639,541       400,752
     Stock loaned                         543,934      (206,933)      186,440
     Brokers, dealers and clearing
      organizations                         7,055        20,975       (34,676)
     Trade and other                        4,230        20,298        34,091
    Accrued compensation and commissions    3,147        16,758        40,481
    Income taxes payable                   (6,742)       (7,439)        8,008
                                         ---------     ---------     ---------
     Total adjustments                    164,893       355,626       201,096
                                         ---------     ---------     ---------
Net cash provided by operating activities 249,983       448,330       300,011
                                         ---------     ---------     ---------

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

                                                    Year Ended
                                     -----------------------------------------
                                     September 24, September 25, September 26,
                                         1999          1999          1999
                                     ------------- ------------- -------------
Cash flows from investing activities:
 Additions to property and equipment      (20,543)      (45,815)      (25,456)
 Sales of investment account securities     6,545         4,563         4,923
 Sales of available for sale securities         -             -        18,732
 Purchases of investment account
  securities                               (8,769)       (3,007)       (8,636)
 Purchases of available for sale
  securities                             (207,907)     (187,213)     (170,131)
 Security maturations and repayments      191,608       113,206        48,153
 Acquisition of Roney & Co.               (67,597)            -             -
                                       -----------   -----------   -----------
Net cash used in investing activities    (106,663)     (118,266)     (132,415)
                                       -----------   -----------   -----------

Cash flows from financing activities:
 Repayments on mortgage note                 (584)      (12,948)         (193)
 Proceeds from mortgage financing               -        40,000             -
 Other borrowed funds                     123,614         5,000             -
 Repayments on borrowings                (120,736)       (1,500)      (10,490)
 Exercise of stock options and
  employee stock purchases                  8,242        10,742         6,518
 Purchase of treasury stock               (31,564)       (5,346)            -
 Sale of stock options                      1,314           335             -
 Cash dividends on common stock           (13,304)      (11,586)       (9,921)
                                       -----------   -----------   -----------
Net cash provided by (used in)
 financing activities                     (33,018)       24,697       (14,086)
                                       -----------   -----------   -----------
Net increase in cash and
 cash equivalents                         110,302       354,761       153,510
Cash and cash equivalents at
 beginning of year                      1,243,541       888,780       735,270
                                       -----------   -----------   -----------
Cash and cash equivalents at end of
 year                                  $1,353,843    $1,243,541    $  888,780
                                       ===========   ===========   ===========
Supplemental disclosures of cash flow
 information:
   Cash paid for interest              $  151,295    $  129,367    $  100,546
                                       ===========   ===========   ===========
   Cash paid for taxes                 $   65,601    $   73,456    $   55,382
                                       ===========   ===========   ===========

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

      All consolidated subsidiaries are 100% owned by the Company, except for RJ Properties, Inc., which was 85% owned until August 1999 (see Note 16).

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

Segment reporting
-----------------

      In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("FAS 131"). FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect the Company's financial position or results of operations, but did affect the disclosure of segment information (see Note 15).

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

      In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 the Company, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

      It  is  the  Company's  policy  to obtain  possession  and  control  of
securities  purchased  under  resale  agreements.   The  net  fair  value  of
securities purchased under resale agreements approximates their carrying value, as such financial instruments are predominantly short-term in nature. The Company monitors the risk of loss by assessing the market value of the underlying securities as compared to the related receivable or payable, including accrued interest, and requests additional collateral where deemed appropriate. At September 24, 1999 and September 25, 1998, there were no agreements with any individual counterparties where the risk of loss exceeded 10% of shareholders' equity.

Customer receivables
--------------------

      Customer receivables are reported at their outstanding principal, adjusted for any allowance for doubtful accounts, write-offs, any deferred fees or costs on originated bank loans and unamortized premiums or discounts on purchased loans. Client loans are considered to be impaired when it is probable that the Company will be unable to collect all amounts due. Impaired loans are written down or reserved to the extent that the principal is judged to be uncollectible. In the case of collateral-dependent loans where repayment is expected to be provided solely by the underlying collateral value, the loans are written down to the lower of cost or collateral value. Impairment losses are included in the allowance for doubtful accounts or reserves through an income statement charge.

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

Intangible Assets
-----------------

      Goodwill is stated at cost less accumulated amortization and reflected as an intangible asset. Amortization of goodwill is provided using the straight-line method for financial reporting purposes over a period ranging from three to fifteen years.

Correspondent clearing
----------------------

      Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. The Company records clearing charges net of commissions remitted. Total commissions generated by correspondents were $22,126,000, $22,244,000 and $21,334,000, and commissions remitted totaled $17,471,000, $17,815,000 and $16,832,000 for the years ended September 24, 1999, September 25, 1998 and September 26, 1997, respectively.

Comprehensive Income
--------------------

     The Company adopted SFAS No. 130, Reporting Comprehensive Income in fiscal 1999. This statement establishes standards for the reporting and display of comprehensive income and its components. This statement requires that an enterprise classify items of other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The Company's other comprehensive income represents the unrealized gain (loss) on securities available for sale in addition to net income.

Derivative Financial Instruments
--------------------------------

     To manage interest rate exposures at Raymond James Bank, FSB ("RJBank"), this subsidiary uses interest rate swaps. Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principal amount. RJBank specifically designates interest rate swaps as hedges of the fixed rate period of certain purchased loans and recognizes interest differentials as adjustments to interest income in the period they occur.

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

Net income per share
--------------------

     Net income per share is computed using weighted average common stock and common stock equivalents outstanding. Common stock equivalents include shares issuable under stock options and are determined under the treasury stock method. All per share amounts have been restated to give retroactive effect to the common stock dividends paid on April 2, 1998 and April 3, 1997 (see Note 11), as well as the implementation of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") in fiscal 1998.

Reclassifications
-----------------

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






               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               ----------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

NOTE 1 - RECEIVABLES FROM AND PAYABLES TO CLIENTS:
--------------------------------------------------

      Receivables from clients include amounts arising from normal cash and margin transactions, bank loans receivable (see Note 7), and fees receivable. Securities owned by brokerage clients are held as collateral for margin receivables. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients is shown net of an allowance for doubtful accounts of approximately $3,603,000 and $1,166,000 as of September 24, 1999 and September 25, 1998, respectively. Unsecured receivables are not significant.

      Payables to clients include brokerage client funds on deposit awaiting reinvestment and bank savings accounts and certificates of deposit. The Company pays interest at varying rates on qualifying brokerage client funds on deposit. These funds totaled $1,627,629,000 and $1,447,665,000 at September 24, 1999 and September 25, 1998, respectively. In addition, the Company pays interest at varying rates on client bank deposits as described in Note 7.

NOTE 2 - TRADING AND INVESTMENT ACCOUNT SECURITIES (in thousands):
------------------------------------------------------------------

                              September 24, 1999          September 25, 1998
                             ----------------------      ----------------------
                                         Securities                  Securities
                                          sold but                    sold but
                             Securities    not yet       Securities    not yet
                               owned      purchased        owned      purchased
                             ----------  ----------      ----------  ----------
Marketable:
 Stocks and warrants           $  9,891     $ 3,731       $   9,715     $ 5,000
 Municipal obligations          144,597         285          77,697          55
 Corporate obligations            9,743       3,488           1,913       1,197
 Government obligations           7,894      24,842          10,547      24,589
 Other                            8,183       1,054           5,530           -
Non-marketable                      659           -             490           -
                               --------     -------       ---------     -------
                               $180,967     $33,400        $105,892     $30,841
                               ========     =======        ========     =======

NOTE 3 - AVAILABLE FOR SALE SECURITIES (in thousands):
------------------------------------------------------

      The amortized cost and estimated market values of securities available for sale at September 24, 1999 are as follows:

                                                 Gross        Gross    Estimated
                                   Amortized   Unrealized   Unrealized   Market
                                     Cost        Gains        Losses      Value
                                   ---------   ----------   ---------- ---------
Mortgage-backed securities:
 FNMA                               $126,115      $   236     $  (460)  $125,891
 FHLMC                               196,917          362        (244)   197,035
 GNMA                                 33,367            -        (387)    32,980
Corporate investments                 20,521            -         (76)    20,445
Other                                 24,701           14        (923)    23,792
                                    --------      -------     --------  --------
                                    $401,621      $   612     $(2,090)  $400,143
                                    ========      =======     ========  ========




      The amortized cost and estimated market values of securities available for sale at September 25, 1998 are as follows:
                                                 Gross        Gross    Estimated
                                   Amortized   Unrealized   Unrealized   Market
                                     Cost        Gains        Losses      Value
                                   ---------   ----------   ---------- ---------
Mortgage-backed securities:
 FNMA                               $178,651         $124       $ (79)  $178,696
 FHLMC                               152,510          212          (1)   152,721
 GNMA                                 13,093          265           -     13,358
Corporate investments                 20,527            -         (71)    20,456
Other                                 20,717           96        (368)    20,445
                                    --------         ----       ------  --------
                                    $385,498         $697       $(519)  $385,676
                                    ========         ====       ======  ========

     The U.S. Treasury Securities and U.S. Government Obligations mature after one year and within ten years.


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

                                        September 24,           September 25,
                                            1999                    1998
                                        -------------           -------------
Rents receivable (net of principal and
 interest on the non-recourse debt         $  21,056                $ 21,056
Unguaranteed residual values                  10,719                  10,719
Unearned income                               (7,825)                 (8,478)
                                           ----------               ---------
Investment in leveraged leases                23,950                  23,297
Deferred taxes arising from leveraged leases (25,777)                (23,049)
                                           ----------               ---------
Net investment in leveraged leases         $  (1,827)               $    248
                                           ==========               =========


NOTE 5 - PROPERTY AND EQUIPMENT (in thousands):
-----------------------------------------------
                                        September 24,           September 25,
                                            1999                    1998
                                        -------------           -------------
Land                                        $ 12,612                $  9,612
Buildings and improvements                    66,062                  60,059
Furniture, fixtures, equipment
 and leasehold improvements                  100,134                  83,904
                                            ---------               ---------
                                             178,808                 153,575
Less:  accumulated depreciation
 and amortization                           $(87,473)                (72,203)
                                            ---------               ---------
                                            $ 91,335                $ 81,372
                                            =========               =========

NOTE 6 - BORROWINGS:
--------------------

      The Company has a mortgage note payable of $39.2 million related to the refinancing of two existing buildings at the headquarters complex and additional financing for a third building and adjacent parking garage completed during fiscal year 1998. The mortgage requires monthly principal and interest payments of approximately $291,000 with a balloon payment due January 1, 2008. The mortgage bears interest at 7.37% and is secured by land, buildings and improvements with a net book value of $48.75 million at September 24, 1999. Principal maturities under this mortgage note payable for the succeeding five years are as follows: $624,000 in 2000, $671,000 in 2001, $722,000 in 2002, $777,000 in 2003, $837,000 in 2004 and $35,601,000
thereafter.

     The Company had a $50 million committed, unsecured line of credit with a commercial bank. Borrowings under the line bore interest at the lesser of prime rate, Fed Funds plus .5%, or LIBOR plus .375%. The line of credit required that the Company maintain certain net worth levels, limited other leases and debt, and required the Company to follow certain other sound business practices. The Company paid $26,000, $63,000 and $63,000 in loan commitment fees on this line during fiscal years 1999, 1998 and 1997, respectively. During fiscal 1999, the Company renewed this line on an uncommitted basis with the same terms and the same bank. Subsequent to yearend, the Company replaced this line with a three year term loan for $50 million and a $100 million committed line of credit through a group of commercial banks. The term loan bears interest at LIBOR plus .75%, while any draws on the line of credit would bear interest at the Company's option, at LIBOR plus .5%, or the higher of prime or Fed Funds plus .5%. There is a
 .125% loan commitment fee on the $100 million line of credit.

      The Company's Raymond James Credit Corp. subsidiary has a $50 million line of credit, under which borrowings are collateralized by customer securities, which bears interest at a rate of one month LIBOR plus .75%. There were borrowings of $60 million under this facility at September 24, 1999. The interest rate on these borrowings ranged from 4.8% to 6.3%.

     The Company's broker-dealer subsidiaries also maintain uncommitted lines of credit aggregating $480 million with commercial banks ($235 million secured and $245 million unsecured). Borrowings under the lines of credit bear interest, at the Company's option, at the bank's prime rate, Fed Funds rate plus .25% to .5%, or LIBOR plus .75%. Unsecured short-term borrowings at September 24, 1999, totaled $65 million with an average interest rate of 5.66%. The interest rate on these borrowings ranged from 4.50% to 8.50% in 1999, and 5.58% to 6.84% in 1998. Loans on the secured, uncommitted lines of credit are collateralized by firm or client margin securities.

     RJBank has a $5 million FHLB advance outstanding which bears interest at a fixed rate of 5.67% and matures May 27, 2008. Securities with a carrying value of $19,917,000 are pledged as collateral for this and future borrowing. The Bank's borrowing availability related to FHLB advances is 10% of RJBank's total assets.


NOTE 7 - BANK OPERATIONS AND DEPOSITS:

      On May 6, 1994, the Company chartered RJBank in conjunction with the purchase of the deposits of certain branches of a federal savings bank from the Resolution Trust Corporation for a nominal purchase price.

     A summary of client deposit accounts and weighted average interest rates follows:
                            September 24, 1999           September 25, 1998
                         ------------------------     ------------------------
                      (dollar amounts in thousands)(dollar amounts in thousands)
                                       Weighted                     Weighted
                           Balance   Average Rate       Balance   Average Rate
                          --------   ------------      --------   ------------
Demand deposits:
  Non-interest bearing    $    936          -          $    646          -
  Interest bearing           2,963       1.66%            2,229       2.19%
Money market accounts       15,784       3.70%           12,211       3.85%
Savings accounts           469,097       4.24%          382,767       4.53%
Certificates of deposit
     (3.85% - 7.25%)       106,848       5.73%           52,705       5.67%
                          --------       -----         --------       -----
                          $595,628       4.47%         $450,558       4.62%
                          ========       =====         ========       =====

      The certificates of deposit mature as follows: $34,824,000 in 2000, $35,407,000 in 2001, $11,692,000 in 2002, $2,523,000 in 2003 and $22,402,000
in 2004 and thereafter. Certificates of deposit in amounts of $100,000 or more at September 24, 1999 and September 25, 1998 were approximately $21,567,000 and $6,089,000, respectively.

     A summary of RJBank's loan distribution is as follows:

                                         September 24,     September 25,
                                              1999              1998
                                         -------------     -------------
                                             (000's)           (000's)

      Residential mortgage loans             $138,840           $60,173
      Consumer and commercial loans            30,665             2,111
                                             ---------          --------
                                              169,505            62,284
      Allowance for loan losses                (1,799)             (642)
      Purchase premium                            455               362
      Purchase discount                          (303)                -
      Deferred origination fees
        and costs, net                            (75)               22
                                             ---------          --------
                                             $167,783           $62,026
                                             =========          ========

      Activity in the allowance for loan losses for 1999 and 1998 consists solely of the provision for loan losses. There were no actual loan losses in 1999, 1998 or 1997. There was no recorded investment or interest income recognized on impaired loans during 1999, 1998 and 1997, as there were no impaired loans during these periods.

      Generally, mortgage loans are secured by either first or second mortgages on residential property, consumer loans are secured by securities and time deposit accounts, and commercial loans are generally secured by real property or the general assets of the borrower. As of September 24, 1999 and September 25, 1998, 97% and 100%, respectively, of RJBank's loan portfolio was secured.

     RJBank is subject to various regulatory and capital requirements and was in compliance with all requirements throughout the fiscal years.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), RJBank is subject to rules limiting brokered deposits and related interest rates. Under these rules, banks that are deemed "well-capitalized" may accept brokered deposits without restriction, and banks deemed "adequately capitalized" may do so with a waiver from the FDIC. An "undercapitalized" bank is not eligible for a waiver and may not accept brokered deposits. As of September 24, 1999, the most recent notification from the Office of Thrift Supervision categorized RJBank as "well capitalized" under the regulatory framework for prompt corrective action.

      At September 24, 1999 and September 25, 1998, RJBank exceeded the tangible capital, core capital, core/leverage capital, Tier I/risk-based capital and total risk-based capital levels mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and FDICIA. At September 24, 1999 and September 25, 1998, RJBank's Tier I capital to average assets ratio was 5.8% and 8.2%, respectively.

NOTE 8 - Derivative Financial Instruments
-----------------------------------------

      The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The derivative financial instruments are used to manage well-defined interest rate risk at RJBank.

     RJBank uses interest rate swap agreements to hedge against the potential impact of increases in interest rates during the fixed rate period of certain purchased loan pools. Under the interest rate swap agreements, RJBank receives or makes payments, on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. At September 24, 1999, RJBank was party to two interest rate swap agreements, one of $20 million and one of $32 million, expiring on July 17, 2004 and August 17, 2004, respectively. There were no swap agreements outstanding at September 24, 1998. RJBank recognized a reduction of interest income of approximately $71,000 for the year ended September 24, 1999 as a result of these swap agreements.

      The fair aggregate value of the Company's interest rate swap agreements approximated $159,000 at September 24, 1999. This positive fair value represents the estimated amount the other party would have to pay the Company at each date to cancel the contracts or transfer them to other parties.

      The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that the counterparties will be able to fully satisfy its obligation under the agreements. The Company does not obtain collateral to support their financial instruments but monitors the credit standing of the counterparties.


NOTE 9 - FEDERAL AND STATE INCOME TAXES (in thousands):
-------------------------------------------------------
     The provision (benefit) for income taxes consists of:

                                                    Year Ended
                                    -----------------------------------------
                                    September 24, September 25, September 26,
                                        1999          1998          1997
                                    ------------- ------------- -------------
Current provision:
  Federal                               $ 49,841      $ 56,151      $ 55,864
  State                                    8,588         9,774         9,655
                                        ---------     ---------     ---------
                                          58,429        65,925        65,519
Deferred benefit:                       ---------     ---------     ---------
  Federal                                 (5,110)       (7,120)       (3,306)
  State                                     (890)       (1,273)         (613)
                                        ---------     ---------     ---------
                                          (6,000)       (8,393)       (3,919)
                                        ---------     ---------     ---------
                                        $ 52,429       $57,532       $61,600
                                        =========     =========     =========

      The Company's effective tax rate on pre-tax income differs from the statutory federal income tax rate due to the following:

                                                    Year Ended
                                    -----------------------------------------
                                    September 24, September 25, September 26,
                                        1999          1998          1997
                                    ------------- ------------- -------------
Provision calculated at
 statutory rates                        $ 48,145      $ 52,637      $ 56,230
State income taxes, net
 of federal benefit                        5,003         5,526         5,877
Other                                       (719)         (631)         (507)
                                        ---------     ---------     ---------
                                        $ 52,429      $ 57,532      $ 61,600
                                        =========     =========     =========


      The major deferred tax asset (liability) items, as computed under FAS 109, are as follows:

                                                  September 24, September 25,
                                                      1999          1998
                                                  ------------- -------------
Deferred tax assets:
     Deferred compensation                            $ 38,156      $ 35,216
     Accrued expenses                                   20,843        17,376
     Other                                              17,021        13,063
                                                      ---------     ---------
Total deferred tax assets                               76,020        65,655
                                                      ---------     ---------
Deferred tax liabilities:
     Aircraft leases                                   (25,779)      (23,049)
     Other                                             (10,610)       (9,765)
                                                      ---------     ---------
Total deferred tax liabilities                         (36,389)      (32,814)
                                                      ---------     ---------
Net deferred tax assets                               $ 39,631      $ 32,841
                                                      =========     =========

NOTE 10 - COMMITMENTS AND CONTINGENCIES:
----------------------------------------

      Long-term lease agreements expire at various times through 2004. Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $14,545,000 in 2000, $13,196,000 in 2001,
$11,024,000  in  2002, $7,600,000 in 2003, $4,817,000 in 2004 and  $3,558,000
thereafter. Rental expense incurred under all leases, including equipment under short-term agreements, aggregated $13,154,000, $11,085,000, and $8,802,000 in 1999, 1998 and 1997, respectively.

      The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJ Tax Credit") up to $45 million upon request. Any borrowings bear interest at broker call plus 1% per annum. RJ Tax Credit is charged 1% for amounts guaranteed. The borrowings are secured by properties under development. At September 24, 1999, balances of $8,553,000 were loaned to RJ Tax Credit and $440,000 were guaranteed. At September 25, 1998, balances of $5,267,000 were loaned to RJ Tax Credit and $2,420,000 were guaranteed. The commitment expired in November 1999 at which time any outstanding balances were due and payable. On November 18, 1999, the Board of Directors renewed the commitment until November 2000.

      At September 24, 1999, RJBank had letters of credit of $1,182,000 outstanding. In addition, RJBank had commitments to fund loans at fixed and variable rates of $1,039,000 and $2,992,000, respectively, at September 24, 1999.

      As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expense of $2,719,000 and $921,000 was recognized in fiscal 1999 and 1998, respectively.

      In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at September 24, 1999 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

      The Company utilizes a letter of credit and deposits with clearing organizations to satisfy margin deposit requirements. At September 24, 1999 and September 25, 1998, the Company had a letter of credit outstanding of $100,000 and client margin securities valued at $86,277,000 and $62,912,000, respectively, on deposit with a clearing organization.

     The Company has guaranteed lines of credit for its various foreign joint ventures as follows: two letters of guaranty totaling $6 million in Turkey, two letters of guaranty not to exceed $8 million in Argentina and a $5 million letter of guaranty and $325,000 letter of credit in India.

      In the normal course of business, certain subsidiaries of the Company, as general partner, are contingently liable for the obligations of various limited partnerships engaged primarily in securities investments and real estate activities. In the opinion of the Company, such liabilities, if any, for the obligations of the partnerships will not in the aggregate have a material adverse effect on the Company's consolidated financial position.

      As a result of the extensive regulation of the securities industry, the Company's broker-dealer subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations, which can result in imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from business. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry practices, which can result in the imposition of such sanctions. Current proceedings in which the Company is one of the named defendants include the combined SEC, Internal Revenue Service and National Association of Securities Dealers, Inc. review of investment banking practices in connection with advance refunding transactions for municipalities.

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

NOTE 11 - CAPITAL TRANSACTIONS:
-------------------------------

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for general corporate purposes. At September 24, 1999, pursuant to prior authorizations from the Board of Directors, 2,275,000 shares were available to be repurchased.

     In February 1998 and 1997, the Company's Board of Directors declared a 3-for-2 stock split in the form of a dividend. The additional shares were distributed on April 2, 1998 and April 3, 1997, respectively, to shareholders of record on March 10, 1998 and March 7, 1997, respectively. All references (unless otherwise noted) in the consolidated financial statements and accompanying notes to amounts per share and to the number of common shares have been restated to give retroactive effect to the stock dividends.

     The Company sold equity put options in October 1998 and August 1999 that entitle the holder, at the expiration date, to sell 239,000 and 400,000 shares of common stock to the Company at exercise prices of $18.31 and $20.24 per share, respectively. The $1,314,000 in premiums has been accounted for as additional paid-in capital. At September 24, 1999, put options covering 400,000 shares were outstanding, with an aggregate exercise price of $8,096,000 and an expiration date of February 9, 2000. In the event the options are exercised, the Company may elect to pay the holder in cash for the difference between the exercise price and the market price of the Company's shares, in lieu of repurchasing the stock.

NOTE 12 - EMPLOYEE BENEFIT PLANS:
---------------------------------

      The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements. Such benefits become fully vested after seven years of qualified service. The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually. Roney also offers a plan pursuant to section 401(k) of the Internal Revenue Code. This plan will be merged into the Company's plan on January 1, 2000. The Company's deferred management bonus plan is a non-qualified plan that provides retirement benefits for employees who meet certain length of service and compensation requirements. Contributions to these plans are made in amounts approved annually by the Board of Directors. Compensation expense includes aggregate contributions to these plans of $16,240,000, $17,299,000 and $15,462,000, for
1999, 1998 and 1997, respectively.

Stock Compensation Plans
      At September 24, 1999, the Company has six stock-based compensation plans, which are described below. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"),the Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for these plans.

      If the Company had elected to recognize compensation expense based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                              Year Ended
                                                   -----------------------------
                                                   Sept. 24, Sept. 25, Sept. 26,
                                                     1999      1998      1997
                                                   --------- --------- ---------
Net income (in  thousands)       As  reported        $85,090   $92,704   $98,915
                                 Pro  forma          $80,372   $88,278   $95,936

Net income per share - basic     As reported         $  1.79   $  1.92   $  2.09
                                 Pro  forma          $  1.69   $  1.83   $  2.02

Net income per share - diluted   As reported         $  1.76   $  1.86   $  2.04
                                 Pro  forma          $  1.66   $  1.77   $  1.98

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For disclosure purposes, the fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in 1999, 1998 and 1997, respectively: dividend yields of 1.3%, 1.1% and 1.1%; expected volatility of 42.6%, 44.1% and 32.2%, risk-free interest rates of 4.96%, 5.85% and 6.28%, and expected lives of 5.61, 5.32 and 5.99 years.

Fixed Stock Option Plans
     The Company has one qualified and three non-qualified fixed stock option plans. Under the 1992 Incentive Stock Option Plan, the Company may grant options to its management personnel for up to 4,612,500 shares of common stock. The 1992 Plan was established to replace, on substantially the same terms and conditions, the 1982 Plan. Options are granted to key administrative employees and registered representatives of Raymond James & Associates, Inc. who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time.

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

      A summary of the status of the Company's four fixed stock option plans as of September 24, 1999, September 25, 1998 and September 26, 1997, and changes during the years ending on those dates is presented below:

                          1999                 1998                 1997
                    ------------------   ------------------   ------------------
                     Shares   Weighted   Shares    Weighted   Shares    Weighted
                              Average              Average              Average
                              Exercise             Exercise             Exercise
                               Price                Price                Price
                    ------------------   ------------------   ------------------
Outstanding at
 beginning of year  2,738,045   $14.00   2,539,220   $ 9.37   2,366,094   $ 7.66
Granted               258,785    21.24     831,340    23.15     779,876    12.55
Canceled             (190,902)   14.33     (84,516)   12.32    (191,130)    7.17
Exercised            (324,240)    8.09    (547,999)    6.66    (415,620)    4.41
                    ----------  ------   ----------  ------   ----------  ------
Outstanding at
 yearend            2,481,688   $15.52   2,738,045   $14.00   2,539,220   $ 9.37
                    ==========  ======   ==========  ======   ==========  ======
Options exercisable
 at yearend           299,350              215,878              360,691
Weighted average
 fair value of
 options granted
 during the year                $ 8.89               $10.26               $ 9.62

     The following table summarizes information about fixed stock options outstanding at September 24, 1999:

                        Options Outstanding              Options Exercisable
                ---------------------------------------------------------------
    Range of    Number        Weighted-     Weighted-    Number       Weighted-
    Exercise    Outstanding   Average       Average      Exercisable  Average
    Prices      at 9/24/99    Remaining     Exercise     at 9/24/99   Exercise
                              Contractual   Price                     Price
                              Life
--------------------------------------------------------------------------------
$ 3.16 -  6.33     107,982      .9          $ 6.15         42,501    $ 6.11
$ 6.33 -  9.49     174,788     1.3            7.73         39,714      6.86
$ 9.49 - 12.65   1,077,244     2.2           11.10        217,135      9.86
$12.65 - 15.81      90,000     3.3           13.39              -         -
$15.81 - 18.98      30,000     4.8           17.94              -         -
$18.98 - 22.14     196,500     5.5           20.57              -         -
$22.14 - 25.30     683,774     3.5           22.56              -         -
$25.30 - 28.46      97,350     4.1           26.36              -         -
$28.46 - 31.63      24,050     3.9           31.49              -         -
                 ---------     ---          ------        -------    ------
                 2,481,688     2.9          $15.52        299,350    $ 8.93
                 =========     ===          ======        =======    ======

Employee Stock Purchase Plan
      Under the 1994 and 1998 Employee Stock Purchase Plans, the Company is authorized to issue up to 1,125,000 and 1,500,000 shares of common stock, respectively, to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plans, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plans, the Company sold 301,837, 314,114 and 268,607 shares to employees in fiscal years 1999, 1998 and 1997, respectively. The compensation cost which would have been recognized for the fair value of the employees' purchase rights was calculated as the value of the 15% discount from market value.

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

NOTE 13- NET CAPITAL REQUIREMENTS:
----------------------------------

      The broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 and the rules of the securities exchanges of which Raymond James & Associates, Inc. ("RJA") is a member, whose requirements are substantially the same. This Rule requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange, Inc. may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. As of January 1, 1999 the Company merged its independent contractor broker-dealers, Investment Management & Research, Inc. and Robert Thomas Securities, Inc. into Raymond James Financial Services, Inc. In addition, on May 28, 1999, the Company purchased Roney & Co., a broker-dealer. The net capital position of the Company's clearing broker-dealer subsidiary was as follows:

                                                September 24,     September 25,
                                                    1999              1998
                                                -------------     -------------
Raymond James & Associates, Inc.:                (dollar amounts in thousands)
---------------------------------
   (alternative method elected)
  Net capital as a percent of aggregate
   debit items                                            19%              17%
  Net capital                                       $218,456         $149,284
  Required net capital                                22,848           17,862
                                                    ---------        ---------
  Excess net capital                                $195,608         $131,422
                                                    =========        =========
All other broker-dealer subsidiaries were in compliance during all years presented.


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

      The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed and securities loaned was $1,242,224,000 and $1,344,366,000, respectively, at
September  24,  1999  and  $824,726,000 and  $796,504,000,  respectively,  at
September 25, 1998. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (such as failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

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

     The Company has sold securities that it does not currently own and will, therefore, be obligated to purchase such securities at a future date. The Company has recorded $33.4 million and $30.8 million, at September 24, 1999 and September 25, 1998, respectively, which represents the market value of the related securities at such dates. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal yearend. The Company utilizes short government obligations  and  equity  securities  to  hedge  long  proprietary  inventory positions. At September 24, 1999, the Company had $24,670,000 in short government obligations and $1,275,000 in short equity securities which represented hedge positions. At September 25, 1998, the Company had
$24,245,000 in short government obligations and $571,000 in short equity securities, which represented hedge positions.

       The Company enters into security transactions involving forward settlement. The Company has recorded transactions with a contract value of $61,353,000 and $311,252,000 and a market value of $62,257,000 and
$315,104,000 as of September 24, 1999 and September 25, 1998, respectively. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Company's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

      The majority of the Company's transactions and, consequently, the concentration of its credit exposure is with clients, broker-dealers and other financial institutions in the United States. These activities primarily involve collateralized arrangements and may result in credit exposure in the event that the counterparty fails to meet its contractual obligations. The Company's exposure to credit risk can be directly impacted by volatile securities markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties' financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.

NOTE 15 - SEGMENT ANALYSIS:
---------------------------

  The Company's reportable segments are: retail distribution, institutional distribution, investment banking, asset management and other. The retail distribution segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the U.S. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The institutional distribution segment includes institutional sales offices in the U.S. and Europe providing securities brokerage services emphasizing the sale of U.S. equities and fixed income products to institutions. The investment banking segment includes management and participation in underwritings (exclusive of sales credits, which are included in the distribution segments), mergers and acquisitions, public finance, trading, research and market making. The asset management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management and RJA's Asset Management Services division and mutual fund management by Heritage Asset Management, Inc. In the various programs offered by these entities, clients' funds are professionally managed either in individual accounts or in mutual funds. RJBank and the trust companies, the results of operations of international joint ventures, stock loan/stock borrow and earnings on firm capital are included in the segment entitled "other."

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

     The Company's business is predominantly in the U.S., with only 3% of revenues and 4% of net income coming from international operations.

     Information concerning operations in these segments of business is as follows:

                                       1999          1998          1997
                                    ----------    ----------    ----------
     Revenue:                              (amounts in thousands)
     Retail distribution            $  847,783    $  704,598    $  572,807
     Institutional distribution        158,596       146,590       121,411
     Investment banking                 36,155        57,180        64,192
     Asset management                   95,055        86,221        61,602
     Other                              94,617        88,318        76,949
                                    ----------    ----------    ----------
                                    $1,232,206    $1,082,907    $  896,961
     Gain on sale of Liberty *               -             -        30,646
                                    ----------    ----------    ----------
          Total                     $1,232,206    $1,082,907    $  927,607
                                    ==========    ==========    ==========
     Pre-tax income:
     Retail distribution            $   90,564    $   79,062    $   71,088
     Institutional distribution         12,782        15,747        13,892
     Investment banking                  3,636        25,405        28,217
     Asset management                   21,603        22,002        14,935
     Other                               8,934         8,020         1,737
                                    ----------    ----------    ----------
                                       137,519       150,236       129,869
     Gain on sale of Liberty *               -             -        30,646
                                    ----------    ----------    ----------
          Total                     $  137,519    $  150,236    $  160,515
                                    ==========    ==========    ==========
     *    see Note 16

NOTE 16 - RELATED PARTIES:
--------------------------

      Pursuant to a separation agreement between the Company and the former President and Chief Investment Officer of its Eagle Asset Management, Inc. ("Eagle") subsidiary, Liberty Investment Management, Inc. ("Liberty") assumed responsibility for providing portfolio management services to institutional
growth                             equity                            accounts
formerly managed by Eagle. Eagle was to receive 50% of the revenues from these accounts through December 31, 1999, while bearing none of the expenses. In addition, the Company was granted an option to purchase 20% of Liberty in the Year 2000 at a predetermined price. For the year ended September 26, 1997, Eagle recognized $2,569,000 in fees from Liberty, which are included in investment advisory fees in the consolidated statement of income.

      On January 2, 1997, Liberty sold substantially all of its assets to Goldman Sachs Asset Management, Inc. Accordingly, the Company received a lump sum settlement of $30.6 million for its remaining three years' interest in Liberty's revenue stream and the Company's option to purchase 20% of Liberty at a future date.

      A Director and a former employee of the Company, each owned 7.5% of the outstanding shares of common stock of RJ Properties, Inc. ("RJP"), a subsidiary of the Company, until August 1999 when the shares were purchased by RJP for an adjusted book value totaling $517,000 and notes payable of $200,000. They will receive payments on the notes as RJP collects on certain receivables, which were excluded from the adjusted book value calculation. Such shares were acquired for nominal consideration in connection with the organization of RJP in 1980.

NOTE 17- ACQUISITION OF RONEY & CO.:
------------------------------------

      On May 28, 1999, the Company purchased Roney from Bank One Corporation for $71.3 million and the assumption of approximately $10 million in deferred compensation liabilities. For consolidated financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Roney's results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price, which was financed through available cash resources and the Company's line of credit (subsequently replaced by a 3 year term note), has been allocated to the assets of Roney based on their respective fair market values. The excess of the purchase price over assets acquired (goodwill) approximated $35 million and is being amortized over 15 years.

      The pro forma unaudited consolidated results of operations as though Roney had been acquired as of the beginning of fiscal 1999 and 1998 are as follows:

                               1999             1998
                            ----------       ----------
     Revenues (000's)       $1,349,130       $1,195,153
     Net Income (000's)     $   85,831       $   94,257
     Net Income per share:
           Basic                 $1.80            $1.96
           Diluted               $1.77            $1.89



EXHIBIT 11
----------

                        RAYMOND JAMES FINANCIAL, INC.
                        -----------------------------
                      COMPUTATION OF EARNINGS PER SHARE
                      ---------------------------------
                  (in thousands, except per share amounts)



                                                 Year Ended
                                 -------------------------------------------
                                 September 24,  September 25,  September 26,
                                     1999           1998           1997
                                 -------------  -------------  -------------
Net income                             $85,090        $92,704        $98,915(3)

Weighted average common
 shares outstanding during the
 period (1)                             47,606         48,160         47,383


Additional shares assuming
 exercise of stock options
 and warrants (1)(2)                       843          1,791          1,004
                                       -------        -------        -------
Weighted average diluted common
 shares (1)                             48,449         49,951         48,387
                                       =======        =======        =======

Net income per share - basic (1)       $  1.79        $  1.92        $  2.09
                                       =======        =======        =======
Net income per share - diluted (1)     $  1.76        $  1.86        $  2.04
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

(3) Amount includes the gain on the sale of Liberty Investment Management, Inc. Excluding this gain net income was $80,126,000 and basic and diluted net income per share were $1.69 and $1.66, respectively. See Note 16 of the Notes to Consolidated Financial Statements for details.








EXHIBIT 21
----------
                        RAYMOND JAMES FINANCIAL, INC.
                        -----------------------------
                            LIST OF SUBSIDIARIES
                            --------------------

      The following listing includes the registrant's subsidiaries, all of which are included in the consolidated financial statements:

                                                   State of
Name of Company                                Incorporation    Subsidiary of
Raymond James & Associates, Inc. ("RJA")          Florida       Raymond James
                                                                Financial, Inc.
                                                                ("RJF")
Awad Asset Management, Inc.                       Florida       RJF
Eagle Asset Management, Inc.                      Florida       RJF
Gateway Assignor Corporation, Inc.                Florida       RJF
Geovest Energy, Inc.                              Florida       RJF
Heritage Asset Management, Inc.                   Florida       RJF
Investment Management & Research, Inc.            Florida       RJF
Planning Corporation of America ("PCA")           Florida       RJA
PCAF, Inc.                                        Florida       PCA
Raymond James Bank, FSB                           Florida       RJF
Raymond James Capital, Inc.                       Delaware      RJF
Raymond James Credit Corporation                  Delaware      RJF
RJEIF, Inc.                                       Delaware      RJF
Raymond James Financial Services, Inc.            Florida       RJF
Raymond James International Holdings, Inc.("RJIH")Delaware      RJF
Raymond James Partners, Inc.                      Florida       RJF
Raymond James Trust Company                       Florida       RJF
RJC Partners, Inc.                                Delaware      RJF
RJ Communication, Inc.                            Florida       RJF
Raymond James Tax Credit Funds, Inc.              Florida       RJF
RJ Equities, Inc.                                 Florida       RJF
RJ Equities-2, Inc.                               Florida       RJF
RJ Government Securities, Inc.                    Florida       RJF
RJ Health Properties, Inc.                        Florida       RJF
RJ Leasing, Inc.                                  Florida       RJF
RJ Leasing-2, Inc.                                Florida       RJF
RJ Medical Investors, Inc.                        Florida       RJF
RJ Mortgage Acceptance Corporation                Delaware      RJF
RJ Partners, Inc.                                 Florida       RJF
RJ Properties, Inc. ("RJP")                       Florida       RJF
RJ Properties Acquisition Corp.                   Florida       RJP
RJ Realty, Inc.                                   Florida       RJF
RJ Specialist Corp.                               Florida       RJF
RJA Structured Finance, Inc.                      Delaware      RJF
Robert Thomas Securities, Inc.                    Florida       RJF
Roney & Co.                                       Delaware      RJF
Sound Trust Company                               Washington    RJF
Value Partners, Inc.                              Florida       RJF
Heritage International, Ltd.                      Mauritius     RJIH
Raymond James & Associates, Ltd.                  Bermuda       RJIH
Raymond James Dublin, Ltd.                        Ireland       RJIH
Raymond James Financial International, Ltd.       United KingdomRJIH
Raymond James European Holdings, Inc.             Florida       RJIH
Raymond James South American Holdings, Inc.       Florida       RJIH