Form 10-Q
period 1999-12-31
RAYMOND JAMES FINANCIAL INC
filed 2000-02-11
CIK 720005

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended December 31, 1999
                                             -----------------
                                     OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

Commission file number   1-9109
                         ------
                         RAYMOND JAMES FINANCIAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Florida                                       No. 59-1517485
 -------------------------------                          --------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)


             880 Carillon Parkway, St. Petersburg, Florida  33716
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

          45,959,225 shares of Common Stock as of February 4, 2000
          --------------------------------------------------------




               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               ----------------------------------------------
              Form 10-Q for the Quarter Ended December 31, 1999
              -------------------------------------------------

                                    INDEX
                                    -----


PART I.  FINANCIAL INFORMATION
         ---------------------
                                                                           PAGE

  Item 1. Financial Statements

            Consolidated Statement of Financial Condition as of
                December 31, 1999 (unaudited) and September 24, 1999         2

            Consolidated Statement of Operations (unaudited) for the
              three month period ended December 31, 1999 and
              December 24, 1998                                              3

            Consolidated Statement of Cash Flows (unaudited) for the
               three months ended December 31, 1999 and December 24, 1998    4

            Notes to Consolidated Financial Statements (unaudited)           5


  Item 2.  Management's Financial Discussion and Analysis                    7



PART II.  OTHER INFORMATION
          -----------------

  Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibit 11:  Computation of Earnings Per Share                   10
           Exhibit 27:  Financial Data Schedule - EDGAR version only
                          (filed electronically)

      (b)  Reports on Form 8-K:  None


          All other items required in Part II have been previously filed or are not applicable for the quarter ended December 31, 1999.









                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 ---------------------------------------------
                     (in thousands, except share amounts)

                                                    December 31,   September 24,
                                                        1999           1999
                                                    ------------   -------------
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                           $  300,412      $  250,855
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                                 51               9
  Securities purchased under agreements to resell    1,363,785       1,102,979
Securities owned:
  Trading and investment account securities            153,019         180,967
  Available for sale securities                        434,227         400,143
Receivables:
  Clients, net                                       1,740,490       1,447,618
  Stock borrowed                                     1,368,695       1,277,692
  Brokers, dealers and clearing organizations           62,386          34,670
  Other                                                 75,688          69,339
Investment in leveraged leases                          24,055          23,950
Property and equipment, net                             94,091          91,335
Deferred income taxes, net                              40,582          39,631
Deposits with clearing organizations                    24,034          24,634
Intangible assets                                       34,352          34,866
Prepaid expenses and other assets                       43,251          52,027
                                                    -----------     -----------
                                                    $5,759,118      $5,030,715
                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                       $  145,701      $  201,504
Payables:
  Clients                                            3,395,584       2,524,352
  Stock loaned                                       1,283,939       1,378,821
  Brokers, dealers and clearing organizations           40,582          55,722
  Trade and other                                      121,921         101,772
Trading account securities sold but not yet
 purchased                                              71,232          33,400
Accrued compensation and commissions                   121,173         172,066
Income taxes payable                                    18,488           4,592
                                                    -----------     -----------
                                                     5,198,620       4,472,229
                                                    -----------     -----------

Commitments and contingencies                                -               -

Shareholders' equity:
  Preferred stock; $.10 par value; authorized
   10,000,000 shares; issued and outstanding
    -0- shares                                               -               -
  Common stock; $.01 par value; authorized
   100,000,000 shares; issued 48,997,995 shares            490             490
  Additional paid-in capital                            57,044          58,023
  Other comprehensive income                            (1,917)         (1,076)
  Retained earnings                                    554,207         530,885
                                                    -----------     -----------
                                                       609,824         588,322
  Less:  2,842,642 and 1,755,585 common shares
   in treasury, at cost                                (49,326)        (29,836)
                                                    -----------     -----------
                                                       560,498         558,486
                                                    -----------     -----------
                                                    $5,759,118      $5,030,715
                                                    ===========     ===========

                See Notes to Consolidated Financial Statements.




                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (UNAUDITED)
                   (in thousands, except per share amounts)

                                                        Three Months Ended
                                                  -----------------------------
                                                  December 31,     December 24,
                                                     1999             1998
                                                  ------------     ------------
Revenues:
  Securities commissions and fees                    $244,023         $164,259
  Investment banking                                   16,158           11,530
  Investment advisory fees                             25,467           20,478
  Interest                                             75,904           49,176
  Correspondent clearing                                1,316            1,068
  Net trading profits                                   5,235            6,046
  Financial service fees                               10,095            7,221
  Other                                                 5,728            4,729
                                                     ---------        ---------
Total revenues                                        383,926          264,507
                                                     ---------        ---------
Expenses:
  Employee compensation and benefits                  237,791          162,556
  Communications and information processing            14,110           10,761
  Occupancy and equipment                              11,944            9,858
  Clearing and floor brokerage                          3,282            2,760
  Interest                                             48,883           31,841
  Business development                                 10,479            9,128
  Other                                                14,210            9,266
                                                     ---------        ---------
Total expenses                                        340,699          236,170
                                                     ---------        ---------
Income before provision for income taxes               43,227           28,337

Provision for income taxes                             16,411           10,858
                                                     ---------        ---------
Net income                                           $ 26,816         $ 17,479
                                                     =========        =========
Net income per share-basic                           $    .57         $    .36
                                                     =========        =========
Net income per share-diluted                         $    .56         $    .36
                                                     =========        =========
Cash dividends declared per
 common share                                        $   .075         $    .07
                                                     =========        =========
Weighted average common shares
 outstanding-basic                                     46,876           48,119
                                                     =========        =========
Weighted average common and common
 equivalent shares outstanding-diluted                 47,498           49,115
                                                     =========        =========

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

                                                        Three Months Ended
                                                  -----------------------------
                                                  December 31,     December 24,
                                                      1999              1998
                                                  ------------     ------------
Cash flows from operating activities:
  Net income                                       $   26,816       $   17,479
                                                   -----------      -----------
  Adjustments to reconcile net income
   to net cash provided by operating
    activities:
    Depreciation and amortization                       5,401            4,860
  (Increase) decrease in assets:
    Available for sale investments                    (34,084)          13,433
    Deposits with clearing organizations                  600             (458)
    Receivables:
     Clients, net                                    (292,872)          45,221
     Stock borrowed                                   (91,003)        (353,189)
     Brokers, dealers and clearing organizations      (27,716)          82,465
     Other                                             (6,349)          11,922
    Trading account securities, net                    65,780          (68,085)
    Deferred income taxes                                (951)             (23)
    Prepaid expenses and other assets                   9,185          (13,705)
  Increase (decrease) in liabilities:
    Payables:
     Clients                                          871,232          134,576
     Stock loaned                                     (94,882)         340,424
     Brokers, dealers and clearing organizations      (15,140)           9,631
     Trade and other                                   20,149           62,927
     Accrued compensation                             (50,893)         (37,035)
     Income taxes payable                              13,896            6,864
                                                   -----------      -----------
      Total adjustments                               372,353          239,828
                                                   -----------      -----------
Net cash provided by
  operating activities                                399,169          257,307
                                                   -----------      -----------
Cash flows from investing activities:
  Additions to property and equipment, net             (8,157)          (6,356)
                                                   -----------      -----------
Net cash used in investing activities                  (8,157)          (6,356)
                                                   -----------      -----------
Cash flows from financing activities:
  Borrowings from banks and financial institutions     51,351           20,000
  Repayments on loans                                (107,154)            (144)
  Exercise of stock options and employee stock
   purchases                                            1,560            2,212
  Purchase of treasury stock                          (22,029)          (4,430)
  Sale of stock options                                     -              502
  Cash dividends on common stock                       (3,494)          (3,370)
  Currency translation                                   (254)               -
  Unrealized AGS valuation account                       (587)            (335)
                                                   -----------      -----------
Net cash (used in) provided by financing activities   (80,607)          14,435
                                                   -----------      -----------
Net increase in cash and cash equivalents             310,405          265,386
Cash and cash equivalents at beginning of period    1,353,843        1,243,541
                                                   -----------      -----------
Cash and cash equivalents at end of period         $1,664,248       $1,508,927
                                                   ===========      ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest                           $   36,425       $   29,932
                                                   ===========      ===========
  Cash paid for taxes                              $    3,467       $   10,447
                                                   ===========      ===========

                See Notes to Consolidated Financial Statements.




                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------
                               December 31, 1999
                               -----------------
Basis of Consolidation

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

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $45 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires in November 2000, at which time any outstanding balances will be due and payable. At December 31, 1999, there were loans of $5,412,300 outstanding.

     The Company has guaranteed lines of credit for their various foreign joint ventures as follows: 2 lines of credit totaling $6 million in Turkey, 2 lines of credit not to exceed $8 million in Argentina, $5 million line of credit and a $325,000 letter of credit in India.

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

      The Securities and Exchange Commission, the Internal Revenue Service and the National Association of Securities Dealers, Inc. continue their review of investment banking practices in connection with advance refunding transactions for municipalities. Along with other participants, the Company continues to cooperate in this investigation and does not anticipate that the resolution will have a material effect on its business or operations.

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. In May 1999, the Board increased management's authorization to 2,500,000 shares, of which 1,040,375 remained available to purchase as of December 31, 1999.

      At their meeting on November 19, 1999, the Board of Directors of the Company increased the quarterly cash dividend to $.075 per share.




Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, shall not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital position of the Company's clearing broker-dealer subsidiary at December 31, 1999 was as follows (dollar amounts in thousands):

        Raymond James & Associates, Inc.:
        ---------------------------------
        (alternative method elected)
         Net capital as a percent of aggregate debit items    15.14%
         Net capital                                        $254,653
         Required net capital                                $33,638

     All other broker-dealer subsidiaries were in compliance during the periods presented.

Comprehensive Income

     Total comprehensive income for the three months ended December 31, 1999 and December 24, 1998 is as follows (in thousands):

                                                      Three Months Ended
                                                  ---------------------------
                                                  December 31,   December 24,
                                                      1999           1998
                                                  ------------   ------------
Net income                                           $ 26,816       $ 17,479
Accumulated other comprehensive income:
  Unrealized gains(loss)
   on securities, net of tax                           (1,663)          (221)
  Cumulative translation adjustment                      (254)             -

  Total comprehensive income                         $ 24,898       $ 17,258
                                                     =========      =========




                MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 24, 1999).

Results of Operations - Three months ended December 31, 1999 compared with three
---------------------   months ended December 24, 1998.
                        -------------------------------

      Record quarterly revenues of $383,926,000 exceeded the December 1998 quarter's $264,507,000 by 45%. Net income of $26,816,000 also represented a quarterly record and a 53% increase over the $17,479,000 in the prior year. Net income per share of $.56 was a larger increase than that of net income due to the impact of fewer shares outstanding as a result of the Company's purchases of treasury shares.

      On May 28, 1999 the Company purchased Roney & Co. ("Roney"). Immediately subsequent to fiscal year end 1999, Roney was contributed to and merged into RJA. Prior year results do not include Roney.

     Continued active equity markets led to record quarterly transaction volume and resultant commission revenues, with the latter increasing 49% over last year's quarter. A 12% increase in the number of Financial Advisors (excluding the addition of 320 brokers from the Roney acquisition) was complemented by increased productivity and favorable market conditions to produce the overall increase.

      Although underwriting activity was improved from the extremely poor comparable prior year quarter, it is still far below the levels experienced in fiscal 1997 and 1998. The Company managed or co-managed 5 deals raising $266 million in the quarter ended December 1999 vs. 2 deals raising $71 million in the quarter ended December 1998. Merger & acquisition fees were essentially flat with the prior year.

     Financial assets under management and the related investment advisory fees continued their steady growth, as fees increased 24% over the prior year.

                                         December 31,   December 24,  %Increase
                                             1999           1998      (Decrease)
                                         ------------   ------------  ----------
Assets Under Management (000's):

     Eagle Asset Management, Inc.         $ 5,674,064    $ 5,489,741      3%
     Heritage Family of Mutual Funds        5,405,093      3,939,815     37%
     Investment Advisory Services           3,949,000      2,089,231     89%
     Awad Asset Management                    614,000        681,591    (10%)
                                          -----------    -----------
   Total Financial Assets Under
        Management                        $15,642,157    $12,200,378     28%
                                          ===========    ===========

      Net interest income of $27 million established a quarterly record and was 56% higher than the comparable prior year quarter. A near doubling of margin loan balances, including $215 million in margin balances from the Roney acquisition, and continued growth in customer deposits continue to account for most of the increase. Net interest income was also favorably impacted by the merger of Roney into RJA, allowing the Roney margin balances to be financed internally with customer cash balances rather than bank borrowings.

      Financial service fees continue to increase with the growth in the number of accounts which generate administrative or transaction fees for the Company such as IRA annual account fees, transaction fees in Passport (wrap fee) accounts, and money market distribution fees.

      Other revenues include increased postage & handling fees related to transaction volume.

      The largest portion of the increase in employee compensation continues to be in Financial Advisor compensation, a direct result of increased securities commissions. In addition, administrative and clerical compensation has increased due to an increased number of support and backoffice staff to accommodate growth, including the establishment of a second operations center at Roney's former headquarters in Detroit.

     The increase in communications and information processing is the aggregate result of several factors arising from the Company's general growth, including increased telephone, higher postage, increased cost of market quotation services, and computer maintenance.

      Occupancy and equipment costs reflect the addition of the Roney branch offices, the expansion of several other branch offices and the establishment of a second operations center in Detroit.

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

      Information concerning operations in these segments of business is as follows:

                                                       Three Months Ended
                                                  ----------------------------
                                                  December 31,    December 24,
                                                      1999            1998
                                                  ------------    ------------
Revenues: (000's)
---------
    Retail distribution                              $279,244        $173,782
    Institutional distribution                         43,971          42,170
    Investment banking                                  6,628           4,639
    Asset management                                   26,472          21,392
    Other                                              27,611          22,524
                                                     ---------       ---------
 Total                                               $383,926        $264,507
                                                     =========       =========
Pre-tax Income: (000's)
---------------
    Retail distribution                              $ 34,814        $ 14,356
    Institutional distribution                          4,382           5,568
    Investment banking                                   (360)         (1,146)
    Asset management                                    5,343           4,566
    Other                                                (952)          4,993
                                                     ---------       ---------
 Total                                               $ 43,227        $ 28,337
                                                     =========       =========



Financial Condition
-------------------

      The Company's total assets have increased 14% since fiscal year end, reaching $5.75 billion. The rise is due to the increase in stock borrow balances, increased customer margin loan and cash balances. Customer cash balances are reflected as a client payable. Customer margin loan balances are included in client receivables.

      In addition to the $39 million mortgage on the corporate headquarter complex, loans payable at December 31, 1999 include $50 million to finance customer borrowing in a finance subsidiary and a $50 million parent company term loan.

Liquidity and Capital Resources
-------------------------------

      Net  cash  provided  by operating activities for  the  three  months  was
$399,169,000.   The  primary source was the aforementioned  increased  customer cash balances net of increased customer margin loans.

      Investing and financing activities used a net additional $88,764,000 over the past three months. The use of cash was the repayment of short term borrowings from banks under existing credit lines and the purchases of treasury stock. The portion of the short term borrowings used to finance the purchase of Roney was replaced by a three-year term loan.

      The Company has a term loan and two lines of credit. The parent company has a $50 million three-year term loan and a committed, unsecured $100 million line for general corporate purposes. In addition, Raymond James Credit Corporation, a finance subsidiary which provides loans collateralized by restricted or control shares of public companies, has a $50 million line of credit. Raymond James & Associates, Inc., the company's clearing broker-dealer, also maintains uncommitted lines of credit aggregating $480 million with commercial banks ($235,000,000 secured and $245,000,000 unsecured).

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

      The Company successfully completed all preparations for transition and experienced no material problems during the first two weeks of securities trading in 2000. Minor issues that were identified were quickly resolved. This was consistent with the general experience of the securities industry.

      Although there are additional dates in 2000 that could be affected by these issues, the Company does not believe that it will experience any major disruptions to its business activities.

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


                                                    Three Months Ended
                                                --------------------------
                                                December 31,  December 24,
                                                    1999          1998
                                                ------------  ------------
Net income                                        $26,816       $17,479
                                                  =======       =======
Weighted average common - basic
  shares outstanding                               46,876        48,119

Additional shares assuming
  exercise of stock
  options and warrants(1)                             622           996
                                                  -------       -------
Weighted average common and
  common equivalent shares - diluted(1)            47,498        49,115
                                                  =======       =======
Net income per share-basic                        $   .57       $   .36
                                                  =======       =======
Net income per share-diluted(1)                   $   .56       $   .36
                                                  =======       =======



(1) Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options.These purchases were assumed to have been made at the average market price of the common stock during the period, or that part of the period for which the option was outstanding.





SIGNATURES
----------







      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      RAYMOND JAMES FINANCIAL, INC.
                                      -----------------------------
                                               (Registrant)




Date:   February 9, 2000                    /s/ Thomas A. James
        ----------------              -----------------------------
                                              Thomas A. James
                                             Chairman and Chief
                                             Executive Officer




                                            /s/ Jeffrey P. Julien
                                      -----------------------------
                                            Jeffrey P. Julien
                                         Vice President - Finance
                                            and Chief Financial
                                                  Officer