Form 10-Q
period 2000-03-31
RAYMOND JAMES FINANCIAL INC
filed 2000-05-11
CIK 720005

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended March 31, 2000
                                             --------------
                                     OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition from-------------- to--------------
period

Commission file number   1-9109
                         ------

                         RAYMOND JAMES FINANCIAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Florida                                       No. 59-1517485
 -------------------------------                          ----------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation  or  organization)                         Identification No.)


             880 Carillon Parkway, St. Petersburg, Florida  33716
           -------------------------------------------------------
           (Address of principal executive offices) (Zip Code)

                               (727) 573-3800
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


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

             46,072,115 shares of Common Stock as of May 5, 2000
             ---------------------------------------------------

               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               ----------------------------------------------
               Form 10-Q for the Quarter Ended March 31, 2000
               ----------------------------------------------
                                    INDEX
                                    -----


PART I.  FINANCIAL INFORMATION                                            PAGE
         ---------------------

  Item 1. Financial Statements

            Consolidated Statement of Financial Condition as of
             March 31, 2000 (unaudited) and September 24, 1999               2

            Consolidated Statement of Operations (unaudited) for the
             three and six month periods ended March 31, 2000 and
             March 26, 1999                                                  3

            Consolidated Statement of Cash Flows (unaudited) for the
             six months ended March 31, 2000 and March 26, 1999              4

            Notes to Consolidated Financial Statements (unaudited)           5


  Item 2. Management's Financial Discussion and Analysis                     7



PART II. OTHER INFORMATION
         -----------------

  Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibit 11: Computation of Earnings Per Share                     10
          Exhibit 27: Financial Data Schedule - EDGAR version only
                       (filed electronically)

      (b) Reports on Form 8-K:  None


          All other items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 2000.


                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 ---------------------------------------------
                     (in thousands, except share amounts)


                                                      March 31,  September 24,
                                                        2000         1999
                                                     ----------  -------------
                                                     (Unaudited)
ASSETS
Cash and cash equivalents                            $  289,464    $  250,855
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                                  59             9
  Securities purchased under agreements to resell     1,145,014     1,102,979
Securities owned:
  Trading and investment account securities             168,014       180,967
  Available for sale securities                         410,664       400,143
Receivables:
  Clients, net                                        1,945,245     1,447,618
  Stock borrowed                                      1,682,890     1,277,692
  Brokers, dealers and clearing organizations           100,993        34,670
  Other                                                  84,812        69,339
Investment in leveraged leases                           24,165        23,950
Property and equipment, net                              91,953        91,335
Deferred income taxes, net                               38,163        39,631
Deposits with clearing organizations                     25,239        24,634
Intangible assets                                        33,719        34,866
Prepaid expenses and other assets                        44,349        52,027
                                                     -----------   -----------
                                                     $6,084,743    $5,030,715
                                                     ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                        $  231,383    $  201,504
Payables:
  Clients                                             3,146,955     2,524,352
  Stock loaned                                        1,678,334     1,378,821
  Brokers, dealers and clearing organizations            80,460        55,722
  Trade and other                                       132,704       101,772
Trading account securities sold but not yet
 purchased                                               45,185        33,400
Accrued compensation and commissions                    161,450       172,066
Income taxes payable                                     14,910         4,592
                                                     -----------   -----------
                                                      5,491,381     4,472,229
                                                     -----------   -----------
Commitments and contingencies                                 -             -

Shareholders' equity:
  Preferred stock; $.10 par value; authorized
   10,000,000 shares; issued and outstanding
    -0- shares                                                -             -
  Common stock; $.01 par value; authorized
   100,000,000 shares; issued 48,997,995 shares             490           490
  Additional paid-in capital                             56,674        58,023
  Other comprehensive income                             (2,020)       (1,076)
  Retained earnings                                     588,989       530,885
                                                     -----------   -----------
                                                        644,133       588,322
  Less:  2,932,136 and 1,755,585 common shares
   in treasury, at cost                                 (50,771)      (29,836)
                                                     -----------   -----------
                                                        593,362       558,486
                                                     -----------   -----------
                                                     $6,084,743    $5,030,715
                                                     ===========   ===========

                See Notes to Consolidated Financial Statements.


                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (UNAUDITED)
                   (in thousands, except per share amounts)

                                     Three Months Ended     Six Months Ended
                                    --------------------  --------------------
                                    March 31,  March 26,  March 31,  March 26,
                                      2000       1999       2000       1999
                                    ---------  ---------  ---------  ---------
Revenues:
  Securities commissions and fees    $293,776   $185,329   $537,799   $349,589
  Investment banking                   18,548     15,819     34,705     27,349
  Investment advisory fees             29,363     22,750     54,830     43,227
  Interest                             84,595     55,653    160,500    104,829
  Correspondent clearing                1,626      1,217      2,942      2,285
  Net trading profits                   7,066      4,445     12,300     10,491
  Financial service fees               12,099      8,740     22,195     15,961
  Other                                 9,114      5,238     14,842      9,967
                                    ---------  ---------  ---------  ---------
Total revenues                        456,187    299,191    840,113    563,698
                                    ---------  ---------  ---------  ---------
Expenses:
  Employee compensation and benefits 275,048 181,233 512,839 343,789 Communications and
   information processing              16,642     13,613     30,752     24,373
  Occupancy and equipment              12,451      9,387     24,395     19,245
  Clearing and floor brokerage          3,823      3,601      7,105      6,361
  Interest                             56,086     37,675    104,969     69,517
  Business development                  9,586      9,590     20,065     18,718
  Other                                20,376      8,773     34,586     18,039
                                    ---------  ---------  ---------  ---------
Total expenses                        394,012    263,872    734,711    500,042
                                    ---------  ---------  ---------  ---------
Income before provision for
 income taxes                          62,175     35,319    105,402     63,656

Provision for income taxes             23,939     13,450     40,350     24,308
                                    ---------  ---------  ---------  ---------
Net income                           $ 38,236   $ 21,869   $ 65,052   $ 39,348
                                    =========  =========  =========  =========
Net income per share-basic           $    .83   $    .46   $   1.40   $    .82
                                    =========  =========  =========  =========
Net income per share-diluted         $    .82   $    .45   $   1.38   $    .81
                                    =========  =========  =========  =========
Cash dividends declared per
 common share                        $   .075   $    .07   $    .15   $    .14
                                    =========  =========  =========  =========
Weighted average common shares
 outstanding-basic                     46,011     47,697     46,444     47,908
                                    =========  =========  =========  =========
Weighted average common and
 common equivalent shares
 outstanding-diluted                   46,547     48,492     47,024     48,805
                                    =========  =========  =========  =========

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

                                                        Six Months Ended
                                                    -------------------------
                                                     March 31,     March 26,
                                                       2000          1999
                                                    -----------   -----------
Cash flows from operating activities:
  Net income                                        $   65,052    $   39,348
  Adjustments to reconcile net income
   to net cash provided by operating
    activities:
    Depreciation and amortization                       10,388         9,538
  (Increase) decrease in assets:
    Available for sale investments                     (10,521)        2,940
    Deposits with clearing organizations                  (605)      (11,023)
    Receivables:
     Clients, net                                     (497,627)     (114,437)
     Stock borrowed                                   (405,198)     (680,495)
     Brokers, dealers and clearing organizations       (66,323)       60,402
     Other                                             (15,473)        5,157
    Trading account securities, net                     24,738       (29,012)
    Deferred income taxes                                1,468        (1,466)
    Prepaid expenses and other assets                    8,610        (9,028)
  Increase (decrease) in liabilities:
    Payables:
     Clients                                           622,603       190,979
     Stock loaned                                      299,513       658,911
     Brokers, dealers and clearing organizations        24,738         7,758
     Trade and other                                    30,932         1,815
     Accrued compensation                              (10,616)      (39,902)
     Income taxes payable                               10,318        (4,740)
                                                    -----------   -----------
      Total adjustments                                 26,945        47,397
                                                    -----------   -----------
Net cash provided by
  operating activities                                  91,997        86,745
                                                    -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment, net             (11,006)      (10,185)
                                                    -----------   -----------
Net cash used in investing activities                  (11,006)      (10,185)
                                                    -----------   -----------
Cash flows from financing activities:
  Borrowings from banks and financial institutions     137,509       201,077
  Repayments on loans                                 (107,630)         (288)
  Exercise of stock options and employee stock
   purchases                                             3,784         5,081
  Purchase of treasury stock                           (26,624)      (27,149)
  Corporate sale of put options                            556           502
  Cash dividends on common stock                        (6,949)       (6,677)
  Currency translation                                    (451)            -
  Unrealized AGS valuation account                        (492)         (366)
                                                    -----------   -----------
Net cash (used in) provided by financing activities       (297)      172,180
                                                    -----------   -----------
Net increase in cash and cash equivalents               80,694       248,740
Cash and cash equivalents at beginning of period     1,353,843     1,243,541
                                                    -----------   -----------
Cash and cash equivalents at end of period          $1,434,537    $1,492,281
                                                    ===========   ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest                            $   90,447    $   67,315
                                                    ===========   ===========
  Cash paid for taxes                               $   28,565    $   28,436
                                                    ===========   ===========

                See Notes to Consolidated Financial Statements.

                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------
                                March 31, 2000
                                --------------
Basis of Consolidation

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

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $45 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires in November 2000, at which time any outstanding balances will be due and payable. At March 31, 2000, there were loans of $15,220,000 outstanding and no guarantees.

     The Company has guaranteed lines of credit for their various foreign joint ventures as follows: two lines of credit totaling $3 million in Turkey, two lines of credit not to exceed $8 million in Argentina, $5 million line of credit and a $325,000 letter of credit in India. In addition, the Company has guaranteed trades with counterparties in Turkey, Argentina and India.

      The Company is a defendant or co-defendant in various lawsuits incidental to its securities business. The Company is contesting the allegations in these cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on discussions with counsel, the outcome of most of these matters will not result in a material adverse effect on the financial position or results of operations. On March 27, 2000, the Company received an unanticipated jury verdict against it of $40 million arising from a contract dispute related to activities of a now-defunct mortgage securitization subsidiary. Both parties have filed briefs with the judge, who has not rendered his final judgement. In the event the verdict stands, the Company expects to appeal. At this time the Company can not predict the outcome and as a result, no charge has yet been made to earnings.

      The Securities and Exchange Commission, the Internal Revenue Service and the National Association of Securities Dealers, Inc. completed their review of investment banking practices in connection with advance refunding transactions for municipalities. The Company's portion of the industry total settlement is approximately $170 million, in which most of the nation's largest municipal underwriters participated, was $3.9 million. Earnings were not impacted during the quarter as this amount had been adequately reserved.

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. In February 2000, the Board increased the previously authorized 2,500,000 shares by 1,000,000. A total of 1,768,875 remained available to purchase as of March 31, 2000.

      At their meeting on February 11, 2000, the Board of Directors of the Company declared a quarterly cash dividend to $.075 per share.

Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, shall not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital position of the Company's clearing broker-dealer subsidiary at March 31, 2000 was as follows (dollar amounts in thousands):

        Raymond James & Associates, Inc.:
        ---------------------------------
        (alternative method elected)
         Net capital as a percent of aggregate debit items    13.91%
         Net capital                                        $262,728
         Required net capital                                $37,775

     All other broker-dealer subsidiaries were in compliance during the periods presented.

Comprehensive Income

      Total comprehensive income for the three and six months ended March 31, 2000 and March 26, 1999 is as follows (in thousands):

                               Three Months Ended         Six Months Ended
                             -----------------------   -----------------------
                              March 31,   March 26,     March 31,   March 26,
                                2000        1999          2000        1999
                             ----------- -----------   ----------- -----------
Net income                     $ 38,236    $ 21,869      $ 65,052    $ 39,348
Accumulated other
 comprehensive income:
  Unrealized gain (loss)
   on securities, net of tax         95         (31)         (492)       (366)
  Cumulative translation
    adjustment                     (196)          -          (451)          -
                               ---------   ---------     ---------   ---------
  Total comprehensive income   $ 38,135    $ 21,838      $ 64,109    $ 38,982
                               =========   =========     =========   =========

                MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 24, 1999).

Results of Operations -   Three months ended March 31, 2000 compared with three
---------------------     months ended March 26, 1999.
                          ----------------------------

      Once again, the Company had record quarterly revenues. Revenues of $456,187,000 exceeded the March 1999 quarter's $299,191,000 by 52%. Net income of $38,236,000 also represented a quarterly record and a 75% increase over the $21,869,000 in the prior year. Net income per share of $.82 was a larger percentage increase than that of net income due to the impact of fewer shares outstanding as a result of the Company's purchases of treasury shares.

      On May 28, 1999 the Company purchased Roney & Co. ("Roney"). Immediately subsequent to fiscal year end 1999, Roney was contributed to and merged into RJA. Prior year results do not include Roney.

      Record quarterly transaction volume, an increase of 72% over last year's quarter, led to record commission revenues, a 59% increase over last year's quarter. A 20% increase in the number of Financial Advisors, approximately half of which was due to the addition of 320 brokers from the Roney acquisition, was complemented by favorable market conditions and increased productivity to produce the overall increase.

      Investment Banking revenues showed some improvement, particularly in merger & acquisition fees, although most of the Company's major sectors of emphasis remained out of favor. The Company managed or co-managed 8 public offerings  raising  $1,620,800,000  in the  quarter  ended  March  2000  vs.  6 offerings raising $651,650,000 in the quarter ended March 1999. Merger & acquisition fees increased to $5.7 million from $2.8 million in the prior year's quarter.

     Financial assets under management and the related investment advisory fees continued their steady growth, as fees increased 29% over the prior year.

                                          March 31,      March 26,
                                            2000           1999       % Increase
                                       ------------   ------------    ----------
Assets Under Management (000's):

     Eagle Asset Management, Inc.       $ 5,965,000    $ 5,310,000        12%
     Heritage Family of Mutual Funds      6,126,000      4,535,000        35%
     Investment Advisory Services         4,501,000      2,515,000        79%
     Awad Asset Management                  659,000        651,000         1%
                                        -----------    -----------
   Total Financial Assets Under
        Management                      $17,251,000    $13,011,000        33%
                                        ===========    ===========

      Net interest income of $28.5 million established yet another quarterly record and was 59% higher than the comparable prior year quarter. A near doubling of margin loan balances, including $215 million in margin balances from the Roney acquisition, and continued growth in customer deposits continue to account for the majority of the increase.

     Financial service fees continued to increase with the growth in the number of accounts which generate administrative or transaction fees for the Company such as IRA annual account fees, transaction fees in Passport (wrap fee) accounts, and money market distribution fees.

      Other revenues include a near doubling of postage & handling fees and increased floor brokerage income, both related to transaction volume.

      Employee compensation continues to increase, with the largest absolute increase in Financial Advisor compensation, which is directly related to increased securities commissions. In addition, administrative and clerical compensation has increased due to an increased number of support and backoffice staff to accommodate growth, and incentive compensation has increased as a result of the Company's increased profitability.

      Increased communications and information processing expenses are the result of the Company's general growth. Areas of increased expenses include telephone, postage, market quotation services and computer maintenance.

      Occupancy and equipment costs reflect the addition of the Roney branch offices, the expansion of several other branch offices and the establishment of a second operations center in Detroit.

      The increase in other expenses is attributable to increased legal and bad debt expenses, increased errors (a result of volume), and increased outside money manager fees (a direct result of the increase in assets in Investment Advisory Services accounts).

Results of Operations - Six months ended March 31, 2000 compared with six months
---------------------   ended March 26, 1999.

      The results from the six month periods reflect the same trends as those for the comparative quarterly results. Revenues for the six months ended March 31, 2000 were up 49% to $840,113,000 from $563,698,000 in the same period of the prior year. Net income increased 65% to $65,052,000, or $1.38 per diluted share compared to $0.81 per diluted share last year.

      (The underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the six month comparison.)

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

      Information concerning operations in these segments of business is as follows:

                                 Three Months Ended       Six Months Ended
                              -----------------------  -----------------------
                               March 31,   March 26,    March 31,   March 26,
                                 2000        1999         2000        1999
                              -----------  ----------  -----------  ----------
Revenues: (000's)
    Retail distribution         $334,139    $205,070     $613,383    $378,852
    Institutional distribution    44,431      41,452       88,402      83,622
    Investment banking             8,935       7,955       15,728      12,800
    Asset management              30,060      23,508       56,532      44,900
    Other                         38,622      21,206       66,069      43,524
                                ---------   ---------    ---------   ---------
 Total                          $456,187    $299,191     $840,114    $563,698
                                =========   =========    =========   =========
Pre-tax Income: (000's)
    Retail distribution         $ 48,267    $ 24,910     $ 83,081    $ 39,266
    Institutional distribution     4,581       4,170        8,963       9,738
    Investment banking              (559)      1,060         (919)        (86)
    Asset management               6,151       5,411       11,494       9,977
    Other                          3,735        (232)       2,783       4,761
                                ---------   ---------    ---------   ---------
 Total                          $ 62,175    $ 35,319     $105,402    $ 63,656
                                =========   =========    =========   =========

Financial Condition
-------------------

      The Company's total assets have increased 21% since fiscal year end, reaching $6 billion. This increase is due to the increase in stock borrow/loan balances and increased customer margin loans. Customer margin loan balances are included in client receivables.

      In addition to the $39 million mortgage on the corporate headquarters complex, loans payable at March 31, 2000 include $50 million to finance customer borrowing in a finance subsidiary, $75 million to fund brokerage settlements and $60 million at the parent company ($10 million short-term and $50 million on a term loan).



Liquidity and Capital Resources
-------------------------------

      Net cash provided by operating activities for the six months was $91,997,000. The sources were increased customer cash balances (reflected as client payables) net of increased customer margin loans, increased stock borrowed net of increased stock loaned and net income.

      Investing and financing activities used a net $11,303,000 over the past six months. Cash was used to purchase treasury stock and equipment, and for the payment of dividends, and cash was received from increased borrowings.

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

                         RAYMOND JAMES FINANCIAL, INC.
                         -----------------------------
                       COMPUTATION OF EARNINGS PER SHARE
                       ---------------------------------
                   (in thousands, except per share amounts)


                                    Three Months Ended     Six Months Ended
                                  ---------------------  ---------------------
                                  March 31,   March 26,  March 31,   March 26,
                                    2000        1999       2000        1999
                                  ---------   ---------  ---------   ---------
Net income                          $38,236     $21,869    $65,052     $39,348
                                    =======     =======    =======     =======
Weighted average common
  shares outstanding - basic         46,011      47,697     46,444      47,908

Additional shares assuming
  exercise of stock
  options and warrants(1)               536         795        580         897
                                    -------     -------    -------     -------
Weighted average common and
  common equivalent
  shares - diluted(1)                46,547      48,492     47,024      48,805
                                    =======     =======    =======     =======
Net income per share-basic          $   .83     $   .46    $  1.40     $   .82
                                    =======     =======    =======     =======
Net income per share-diluted(1)     $   .82     $   .45    $  1.38     $   .81
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



                                      RAYMOND JAMES FINANCIAL, INC.
                                      -----------------------------
                                               (Registrant)




Date: May 11, 2000                       /s/ Thomas A. James
      ------------                     -----------------------
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