Form 10-Q/A
period 2000-03-31
RAYMOND JAMES FINANCIAL INC
filed 2000-05-11
CIK 720005

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

      The Securities and Exchange Commission, the Internal Revenue Service and the National Association of Securities Dealers, Inc. completed their review of investment banking practices in connection with advance refunding transactions for municipalities. The Company's portion of the industry total settlement of approximately $170 million, in which most of the nation's largest municipal underwriters participated, was $3.9 million. Earnings were not impacted during the quarter as this amount had been adequately reserved.

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