Form 10-Q
period 2000-06-30
RAYMOND JAMES FINANCIAL INC
filed 2000-08-11
CIK 720005

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended June 30, 2000
                                             -------------
                                      OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition from               To              period
                        ------------     ------------

Commission file number   1-9109
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

            46,162,076 shares of Common Stock as of August 9, 2000
            ------------------------------------------------------


                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                 Form 10-Q for the Quarter Ended June 30, 2000
                 ---------------------------------------------
                                     INDEX
                                     -----


PART I.   FINANCIAL INFORMATION                                            PAGE
          ---------------------

  Item 1. Financial Statements

            Consolidated Statement of Financial Condition as of
              June 30, 2000 (unaudited) and September 24, 1999               2

            Consolidated Statement of Operations (unaudited) for the
              three and nine month periods ended June 30, 2000 and
              June 25, 1999                                                  3

            Consolidated Statement of Cash Flows (unaudited) for the
              nine months ended June 30, 2000 and June 25, 1999              4

            Notes to Consolidated Financial Statements (unaudited)           5


  Item 2. Management's Financial Discussion and Analysis                     7


PART II.  OTHER INFORMATION
          -----------------

  Item 1. Legal Proceedings                                                 10

  Item 4. Submission of Matters to a Vote of Shareholders                   11


  Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibit 11:  Computation of Earnings Per Share                    12
          Exhibit 27:  Financial Data Schedule - EDGAR version only
                           (filed electronically)

      (b) Reports on Form 8-K:  None


          All other items required in Part II have been previously filed or are not applicable for the quarter ended June 30, 2000.













                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 ---------------------------------------------
                     (in thousands, except share amounts)

                                                     June 30,     September 24,
                                                       2000           1999
                                                    -----------   -------------
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                           $  292,885      $  250,855
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                              1,554               9
  Securities purchased under agreements to resell      877,971       1,102,979
Securities owned:
  Trading and investment account securities            192,431         180,967
  Available for sale securities                        381,162         400,143
Receivables:
  Clients, net                                       1,955,218       1,447,618
  Stock borrowed                                     1,296,161       1,277,692
  Brokers, dealers and clearing organizations           88,458          34,670
  Other                                                 89,471          69,339
Investment in leveraged leases                          24,283          23,950
Property and equipment, net                             90,913          91,335
Deferred income taxes, net                              62,582          39,631
Deposits with clearing organizations                    24,548          24,634
Intangible assets                                       33,083          34,866
Prepaid expenses and other assets                       46,597          52,027
                                                    -----------     -----------
                                                    $5,457,317      $5,030,715
                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                       $  134,708      $  201,504
Payables:
  Clients                                            2,885,248       2,524,352
  Stock loaned                                       1,326,350       1,378,821
  Brokers, dealers and clearing organizations           80,769          55,722
  Trade and other                                      138,594         101,772
Trading account securities sold but not yet
 purchased                                              75,343          33,400
Accrued compensation and commissions                   176,809         172,066
Income taxes payable                                    25,033           4,592
                                                    -----------     -----------
                                                     4,842,854       4,472,229
                                                    -----------     -----------
Commitments and contingencies                                -               -

Shareholders' equity:
  Preferred stock; $.10 par value; authorized
   10,000,000 shares; issued and outstanding
    -0- shares                                               -               -
  Common stock; $.01 par value; authorized
   100,000,000 shares; issued 48,997,995 shares            490             490
  Additional paid-in capital                            56,595          58,023
  Other comprehensive income                            (1,782)         (1,076)
  Retained earnings                                    608,692         530,885
                                                    -----------     -----------
                                                       663,995         588,322
  Less:  2,860,653 and 1,755,585 common shares
   in treasury, at cost                                (49,532)        (29,836)
                                                    -----------     -----------
                                                       614,463         558,486
                                                    -----------     -----------
                                                    $5,457,317      $5,030,715
                                                    ===========     ===========

                See Notes to Consolidated Financial Statements.







                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (UNAUDITED)
                   (in thousands, except per share amounts)

                                     Three Months Ended     Nine Months Ended
                                     -------------------   --------------------
                                     June 30,   June 25,    June 30,   June 25,
                                      2000       1999        2000       1999
                                     --------   --------   ---------   --------
Revenues:
  Securities commissions and fees    $254,476   $203,568   $ 792,275   $553,157
  Investment banking                   19,882     18,971      54,587     46,320
  Investment advisory fees             33,196     23,189      88,026     66,416
  Interest                             88,963     58,104     249,463    162,933
  Correspondent clearing                1,246      1,242       4,188      3,527
  Net trading profits                   7,985      4,771      20,285     15,263
  Financial service fees               11,892      9,728      34,086     25,689
  Other                                 8,784      4,817      23,627     14,783
                                     --------   --------   ---------   --------
Total revenues                        426,424    324,390   1,266,537    888,088
                                     --------   --------   ---------   --------
Expenses:
  Employee compensation and benefits 249,278 201,282 762,117 545,073 Communications and
   information processing              15,233     13,080      45,985     37,453
  Occupancy and equipment              13,122      9,631      37,516     28,876
  Clearing and floor brokerage          4,379      4,275      11,485     10,635
  Interest                             58,713     37,988     163,682    107,505
  Business development                 10,561      9,364      30,626     28,082
  Other                                36,710     10,781      71,296     28,819
                                     --------   --------   ---------   --------
Total expenses                        387,996    286,401   1,122,707    786,443
                                     --------   --------   ---------   --------
Income before provision for
 income taxes                          38,428     37,989     143,830    101,645

Provision for income taxes             15,265     14,499      55,615     38,807
                                     --------   --------   ---------   --------
Net income                           $ 23,163   $ 23,490   $  88,215   $ 62,838
                                     ========   ========   =========   ========
Net income per share-basic           $    .50   $    .50   $    1.90   $   1.32
                                     ========   ========   =========   ========
Net income per share-diluted         $    .50   $    .49   $    1.88   $   1.30
                                     ========   ========   =========   ========
Cash dividends declared per
 common share                        $   .075   $    .07   $    .225   $    .21
                                     ========   ========   =========   ========
Weighted average common shares
 outstanding-basic                     46,091     47,278      46,326     47,698
                                     ========   ========   =========   ========
Weighted average common and
 common equivalent shares
 outstanding-diluted                   46,667     48,084      46,903     48,566
                                     ========   ========   =========   ========

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

                                                        Nine Months Ended
                                                    -------------------------
                                                      June 30,      June 25,
                                                        2000          1999
                                                    -----------   -----------
Cash flows from operating activities:
  Net income                                        $   88,215    $   62,838
                                                    -----------   -----------
  Adjustments to reconcile net income
   to net cash provided by operating
    activities:
    Depreciation and amortization                       15,786        13,998
  (Increase) decrease in assets:
    Deposits with clearing organizations                    86        (5,326)
    Receivables:
     Clients, net                                     (507,600)     (506,049)
     Stock borrowed                                    (18,469)     (546,560)
     Brokers, dealers and clearing organizations       (53,788)       53,186
     Other                                             (20,132)         (273)
    Trading account securities, net                     30,479       (72,215)
    Deferred income taxes                              (22,951)       (4,888)
    Prepaid expenses and other assets                    6,880       (56,091)
  Increase (decrease) in liabilities:
    Payables:
     Clients                                           360,896       257,990
     Stock loaned                                      (52,471)      651,526
     Brokers, dealers and clearing organizations        25,047       (10,861)
     Trade and other                                    36,822        18,492
     Accrued compensation                                4,743        (7,595)
     Income taxes payable                               20,441        (2,168)
                                                    -----------   -----------
      Total adjustments                               (174,231)     (216,834)
                                                    -----------   -----------

Net cash (used in)
  operating activities                                 (86,016)     (153,996)
                                                    -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment, net             (15,364)      (21,816)
  Available for sale investments                        18,720        35,891
                                                    -----------   -----------
Net cash provided by investing activities                3,356        14,075

Cash flows from financing activities:
  Borrowings from banks and financial institutions     137,565       291,285
  Repayments on loans                                 (204,361)     (106,435)
  Exercise of stock options and employee stock
   purchases                                             4,945         6,264
  Purchase of treasury stock                           (26,624)      (27,149)
  Corporate sale of put options                            556           502
  Cash dividends on common stock                       (10,409)       (9,990)
                                                    -----------   -----------
Net cash (used in) provided by
  financing activities                                 (98,328)      154,477
                                                    -----------   -----------
Currency adjustments:
  Effect of exchange rate changes on cash                 (445)            -
Net increase (decrease) in cash
  and cash equivalents                                (181,433)       14,556
Cash and cash equivalents at beginning of period     1,353,843     1,243,541
                                                    -----------   -----------
Cash and cash equivalents at end of period          $1,172,410    $1,258,097
                                                    ===========   ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest                            $  170,085    $  103,665
                                                    ===========   ===========
  Cash paid for taxes                               $   58,125    $   45,863
                                                    ===========   ===========

                See Notes to Consolidated Financial Statements.




                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
            ------------------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------
                                 June 30, 2000
                                 -------------

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

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $45 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires in November 2000, at which time any outstanding balances will be due and payable. At June 30, 2000, there were loans of $15,618,000 outstanding and no guarantees.

     The Company has guaranteed lines of credit for their various foreign joint ventures as follows: two lines of credit totaling $6 million in Turkey, two lines of credit not to exceed $8 million in Argentina, and a $5 million line of credit and $325,000 letter of credit in India. In addition, the Company has guaranteed settlement of trades with counterparties in Turkey, Argentina and India.

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

      On June 19, 2000 a judgment in the amount of $40,675,537 was entered in the United States District Court for the Eastern District of Kentucky, Covington Division, against two of the Company's subsidiaries: Raymond James & Associates, Inc (RJA) and RJ Mortgage Acceptance Corp., a subsidiary which has been inactive since 1995. The judgment was based on a jury verdict that found that both companies had breached a contractual obligation made in 1994 to provide financing in the amount of $18 million to Corporex Realty and Investment Corporation and a related entity. The jury also found that both defendants had defrauded the plaintiffs in failing to provide financing; the jury awarded the plaintiffs compensatory damages of approximately $10 million (including $7.6 million for "lost investment opportunity") and $30 million in punitive damages.

     The Company has posted a bond and obtained a stay of judgment with respect to the judgment against RJA, and has filed motions with the District Court seeking judgment as a matter of law or, in the alternative, a new trial, based upon numerous issues. If the Company is unsuccessful in its arguments before the District Court, the Company intends to pursue these issues on appeal to the U.S. Court of Appeals for the Sixth Circuit.The Company is unable to predict the ultimate outcome of this matter. If the Company is unsuccessful in setting aside all of this judgment, the Company will be required to pay interest from June 19,2000 on the amount sustained by the Court of Appeals at the statutory rate of 6.375% per year.

     In the opinion of the Company's management, based in part on outside legal counsel, and after consideration of amounts provided for in the accompanying financial statements, ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. A total of 1,768,875 remained available to purchase as of June 30, 2000.

      At their meeting on May 24, 2000, the Board of Directors of the Company declared a quarterly cash dividend of $.075 per share.

Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, shall not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital position of the Company's clearing broker-dealer subsidiary at June 30, 2000 was as follows (dollar amounts in thousands):

        Raymond James & Associates, Inc.:
        ---------------------------------
        (alternative method elected)
         Net capital as a percent of aggregate debit items    16.34%
         Net capital                                        $296,983
         Required net capital                                $36,359

     All other broker-dealer subsidiaries were in compliance during the periods presented.

Comprehensive Income

      Total comprehensive income for the three and nine months ended June 30, 2000 and June 25, 1999 is as follows (in thousands):

                                Three Months Ended       Nine Months Ended
                               --------------------     ---------------------
                               June 30,    June 25,     June 30,    June 25,
                                 2000        1999         2000        1999
                               ---------   ---------    ---------   ---------
Net income                     $ 23,163    $ 23,490     $ 88,215    $ 62,838
Accumulated other
 comprehensive income:
  Unrealized gain (loss)
   on securities, net of tax        232        (438)       (261)        (804)
  Cumulative translation
    adjustment                        6           -        (445)           -
                               ---------   ---------   ---------    ---------
  Total comprehensive income   $ 23,401    $ 23,052    $ 87,509     $ 62,034
                               =========   =========   =========    =========


Item 2.

                MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS
                ----------------------------------------------

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 24, 1999).

Results of Operations -     Three months ended June 30, 2000 compared with
---------------------       three months ended June 25, 1999.

      The Company had its second highest quarterly revenues in history. Revenues of $426,424,000 exceeded the June 1999 quarter's $324,390,000 by 31%. Net income of $23,163,000, inclusive of a $20 million pre-tax charge for a net increase in litigation reserves, represented a 1% decrease compared to the $23,490,000 in the prior year. Net income per diluted share of $.50 represented a 1% increase despite the decline in net income due to the impact of fewer shares outstanding as a result of the Company's purchases of treasury shares during the past year. Excluding the net impact on results of the aforementioned charge for litigation reserves, net income of approximately
$34 million or $.73 per diluted share, would also have been the Company's second highest ever.

      On May 28, 1999 the Company purchased Roney & Co. ("Roney"). Immediately subsequent to fiscal year end 1999, Roney was contributed to and merged into RJA. Prior year results for the three and nine month periods include only one month of Roney results.

     Securities commissions, our largest revenue line, increased by 25%. There was a 21% increase in the number of Financial Advisors, approximately half of which was due to the addition of 320 brokers from the Roney acquisition, supplemented by improved productivity, producing the overall increase. The number of client accounts grew 61% to approximately 1.5 million, while client assets grew 24% to $85 billion.

      Although the Company managed or co-managed no public offerings this quarter, revenues remained close to $20 million. Investment banking revenues included strong merger & acquisition results, commissions from participating in non-managed offerings, some residual revenues from prior offerings and some profits on warrants which were exercised and the positions sold.

     Financial assets under management and the related investment advisory fees increased dramatically over the prior year. The growth in fees exceeds the growth in the end of quarter assets (shown below), as fees are based on assets at the beginning of the quarter. In addition, assets under management in our French joint venture have grown significantly to over half a billion dollars. The composition of the asset increase is as follows:

                                          June 30,       June 25,    % Increase/
                                            2000           1999       (Decrease)
                                        -----------    -----------   ----------
Assets Under Management (000's):

     Eagle Asset Management, Inc.       $ 6,010,893    $ 5,489,370        10%
     Heritage Family of Mutual Funds      5,771,827      4,617,771        25%
     Investment Advisory Services         4,769,000      2,974,235        60%
     Awad Asset Management                  620,000        626,467        (1%)
                                        -----------    -----------
   Total Financial Assets Under
        Management                      $17,171,720    $13,707,843        25%
                                        ===========    ===========

      Net interest income of $30.0 million, establishing yet another quarterly record, was 50% higher than the comparable prior year quarter. The majority of the increase is due to the 36% increase in margin loan balances and continued growth in customer cash deposits.

      Financial service fees increased over the prior year because of an increase in the number of accounts which generate administrative or transaction fees for the Company, such as IRA annual account fees, transaction fees in Passport (wrap fee) accounts, and money market distribution fees, continued their strong growth.

      Other revenues include a near doubling of postage & handling fees and increased floor brokerage income over the prior year, both related to transaction volume.

     Employee compensation continues to increase; the largest absolute increase continues to be in Financial Advisor compensation, which is directly related to increased securities commissions. In addition, there was a considerable increase in administrative and clerical compensation expense due to the Roney acquisition and a general increase in the number of support and backoffice staff necessary to accommodate growth.

      Occupancy and equipment costs reflect the addition of the Roney branch offices and the establishment and equipping of a second operations center in Detroit.

      The increase in other expenses is predominantly attributable to the $20 million charge for a net increase in litigation reserves, driven largely by the Corporex case, which is described under Commitments and Contingencies. Fees paid to outside money managers, a result of increased assets in Investment Advisory Service accounts, also increased significantly.

Results  of  Operations -  Nine months ended June 30, 2000 compared  with  nine
-----------------------    months ended June 25, 1999.

      The results for the nine month periods reflect the same trends as those for the comparative quarterly results. Revenues for the nine months ended June 30, 2000 were up 43% to $1,266,537,000 from $888,088,000 in the same period of the prior year. Net income increased 40% to $88,215,000, or $1.88 per diluted share compared to $1.30 per diluted share last year. Again, exclusive of the $20 million charge to litigation reserves, net income for the period would have been approximately $99 million or $2.11 per diluted share.

      (The underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the nine month comparison.)

     Net trading profits, both from OTC equities and fixed income securities, have benefited from the 33% increase in transaction volume.

      Increased communications and information processing expenses are the result of the Company's general growth. Areas of increased expenses include telephone, postage, market quotation services and computer software maintenance.

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

      Information concerning operations in these segments of business is as follows:

                                 Three Months Ended        Nine Months Ended
                               ----------------------   -----------------------
                               June 30,     June 25,     June 30,     June 25,
                                 2000         1999         2000         1999
                               ----------   ---------   -----------  ----------
Revenues: (000's)
---------
    Retail distribution         $298,274    $226,558    $  911,657    $605,410
    Institutional distribution    38,725      39,431       127,127     123,053
    Investment banking            12,311       8,935        28,039      21,529
    Asset management              33,875      24,196        90,407      69,096
    Other                         43,239      25,270       109,307      69,000
                                ---------   ---------   -----------   ---------
 Total                          $426,424    $324,390    $1,266,537    $888,088
                                =========   =========   ===========   =========
Pre-tax Income: (000's)
---------------
    Retail distribution         $ 38,517    $ 26,160    $  121,598    $ 65,426
    Institutional distribution       137       3,071         9,100      12,809
    Investment banking             3,073       1,808         2,154       1,722
    Asset management               8,087       5,137        19,581      15,114
    Other                        (11,386)      1,813        (8,603)      6,574
                                ---------   ---------   -----------   ---------
 Total                          $ 38,428    $ 37,989    $  143,830    $101,645
                                =========   =========   ===========   =========
Financial Condition
-------------------

      The Company's total assets have increased 8% since fiscal year end.  This
increase  is due almost entirely to increased customer margin loans.   Customer
margin loan balances are included in client receivables.

      In addition to the $39 million mortgage on the corporate headquarters complex, loans payable at June 30, 2000 include $34 million to finance customer borrowing in a finance subsidiary, and $55 million at the parent company ($5 million short-term and $50 million on a term loan).

Liquidity and Capital Resources
-------------------------------

     Net cash used in operating activities for the nine months was $67,034,000. The main use was the increased customer margin loans (reflected as client receivables) net of increased customer cash balances.

      Investing and financing activities used a net $114,399,000 over the past nine months. Cash was used to pay off borrowings, to purchase treasury stock, to purchase equipment and for the payment of dividends.

     The Company has a term loan and two committed lines of credit. The parent company has a $50 million three-year term loan and a committed, unsecured $100 million line for general corporate purposes. In addition, Raymond James Credit Corporation, a finance subsidiary which provides loans collateralized by restricted or control shares of public companies, has a $50 million line of credit. Raymond James & Associates, Inc., the Company's clearing broker-dealer, also maintains uncommitted lines of credit aggregating $480 million with commercial banks ($235,000,000 secured and $245,000,000 unsecured).

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

Item 1.
-------
                               LEGAL PROCEEDINGS
                               -----------------

      On June 19, 2000 a judgment in the amount of $40,675,537 was entered in the United States District Court for the Eastern District of Kentucky, Covington Division, against two of the Company's subsidiaries: Raymond James & Associates, Inc (RJA) and RJ Mortgage Acceptance Corp., a subsidiary which has been inactive since 1995. The judgment was based on a jury verdict that found that both companies had breached a contractual obligation made in 1994 to provide financing in the amount of $18 million to Corporex Realty and Investment Corporation and a related entity. The jury also found that both defendants had defrauded the plaintiffs in failing to provide financing; the jury awarded the plaintiffs compensatory damages of approximately $10 million (including $7.6 million for "lost investment opportunity") and $30 million in punitive damages.

     The Company has posted a bond and obtained a stay of judgment with respect to the judgment against RJA, and has filed motions with the District Court seeking judgment as a matter of law or, in the alternative, a new trial, based upon numerous issues. If the Company is unsuccessful in its arguments before the District Court, the Company intends to pursue these issues on appeal to the U.S. Court of Appeals for the Sixth Circuit.
The Company is unable to predict the ultimate outcome of this matter. If the Company is unsuccessful in setting aside all of this judgment, the Company will be required to pay interest from June 19,2000 on the amount sustained by the Court of Appeals at the statutory rate of 6.375% per year.

     In the opinion of the Company's management, based in part on outside legal counsel, and after consideration of amounts provided for in the accompanying financial statements, ultimate resolution will not have a material adverse impact on the Company's financial position or results of operations.

Item 4
------

                SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
                -----------------------------------------------

      Proxies for the Annual meeting of Shareholders held on February 10, 2000 were solicited by the Company pursant to Regulation 14A of the Securities Act of 1934, as amended. Matters voted upon at the Annual Meeting of Shareholders:

    1. The election of thirteen directors to the Board of Directors to hold office for a term of one year. There was no solicitation in opposition of the nominees and all such nominees were elected.

                                      For Individual       Against Individual
                                         Director               Director
                                      --------------       ------------------
          Biever, Angela M.               42,987,490                  571,817
          Bulkley, Jonathan A.            42,998,744                  560,563
          Chao, Elaine L.                 39,411,687                4,147,620
          Franke, Thomas S.               42,942,353                  616,954
          Godbold, Francis S              42,969,602                  589,705
          Greene M. Anthony               42,909,482                  649,825
          Hill Jr., Harvard H.            42,997,260                  562,047
          James, Huntington A.            42,944,959                  614,348
          James, Thomas A.                42,962,708                  596,599
          Marshall, Paul W.               42,992,454                  566,853
          Putnam, J. Stephen              42,967,155                  592,152
          Shuck, Robert F                 42,765,645                  793,662
          Zank, Dennis W.                 42,870,782                  688,525

    2. The proposal to ratify Incentive Compensation Criteria for the Company's Executive Officers.

                                             For         Against      Abstain
                                          ----------    ---------     -------
                                          40,887,338    2,467,672     204,296

    3. The ratification of the selection of PricewaterhouseCoopers, LLP as independent accountants for the Company for the fiscal year ending September 29, 2000.

                                             For         Against      Abstain
                                          ----------    ---------     -------
                                          43,377,490      136,784      45,033


ITEM 6.
-------
                         RAYMOND JAMES FINANCIAL, INC.
                         -----------------------------
                       COMPUTATION OF EARNINGS PER SHARE
                   ----------------------------------------
                   (in thousands, except per share amounts)


                                   Three Months Ended     Nine Months Ended
                                   -------------------   -------------------
                                   June 30,   June 25,   June 30,   June 25,
                                     2000       1999       2000       1999
                                   --------   --------   --------   --------
Net income                          $23,163    $23,490    $88,215    $62,838
                                    =======    =======    =======    =======
Weighted average common
  shares outstanding - basic         46,091     47,278     46,326     47,698

Additional shares assuming
  exercise of stock
  options and warrants(1)               576        806        577        868
                                    -------    -------    -------    -------
Weighted average common and
  common equivalent
  shares - diluted(1)                46,667     48,084     46,903     48,566
                                    =======    =======    =======    =======
Net income per share-basic          $   .50    $   .50    $  1.90    $  1.32
                                    =======    =======    =======    =======
Net income per share-diluted(1)     $   .50    $   .49    $  1.88    $  1.30
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


Date:     August 11, 2000                  /s/ Thomas A. James
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