Form 10-K
period 2000-09-29
RAYMOND JAMES FINANCIAL INC
filed 2000-12-22
CIK 720005

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark one)                        FORM 10-K

(X)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended       September 29, 2000
                                 ------------------------
                                     OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from                 to
                                        ---------------    -----------
                  Commission file number        1-9109

                              RAYMOND JAMES FINANCIAL, INC.
                (Exact name of registrant as specified in its charter)

            Florida                                           No. 59-1517485
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification
 No.)

880 Carillon Parkway, St. Petersburg, Florida                      33716
---------------------------------------------                   ----------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (727) 573-3800

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
----------------------------           -----------------------------------------
Common Stock, $.01 Par Value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:        None
                                                             ----------------
                                                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 13, 2000: $1,461,919,589

Number of common shares outstanding (December 13, 2000): 46,886,453

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
Proxy Statement for Annual Meeting of Shareholders to be held on February 8, 2001. (The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to January 10, 2001.)

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

     RJF's principal subsidiary, RJA, was organized in Florida in 1962. RJA is a full service broker-dealer engaged in most aspects of securities distribution and investment banking. RJA also offers financial planning services for individuals and provides clearing services for RJFS and several unaffiliated broker-dealers. The Company is the largest brokerage and investment firm headquartered in the state of Florida. RJA is a member of the New York Stock Exchange ("NYSE"), American Stock Exchange, Philadelphia Stock Exchange, Boston Stock Exchange, Chicago Board Options Exchange, New York Futures Exchange, Pacific Exchange and Chicago Stock Exchange. It is also a member of the Securities Industry Association, National Association of Securities Dealers ("NASD"), and Securities Investors Protection Corporation ("SIPC"). Securities in accounts custodied at Raymond James & Associates are protected by the Securities Investor Protection Corporation up to $500,000, including up to $100,000 in cash, in the event of the firm's liquidation. An additional $49.5 million of protection, including another $900,000 for cash awaiting investment, is provided by Asset Guaranty Insurance Company. On July 21, 2000 an additional $50 million of protection was purchased from Travelers Casualty and Surety Company of America, providing total coverage of $100 million per account. This does not protect against market fluctuations. For the year ended September 29, 2000 the revenues of RJA accounted for 57% of the consolidated revenues of the Company.

     On May 28, 1999 the Company purchased Roney & Co. ("Roney"), a broker-dealer headquartered in Detroit, Michigan. At the beginning of fiscal 2000 Roney was contributed and merged into RJA. Roney added 320 Financial Advisors and 28 offices to RJA.

      RJFS was formed in January 1999, when the Company merged its two independent contractor broker-dealer subsidiaries, Investment Management & Research, Inc. ("IM&R") and Robert Thomas Securities, Inc. ("RTS"). IM&R was formed in 1973 as an independent contractor financial planning organization and participates in the distribution of all products and services offered by RJA to its retail clients. RTS was organized in 1981, and has two divisions one which serves independent contractor brokers who do a majority of their business in individual securities, the other which offers securities on a third party basis to customers of banks. RJFS is a member of the NASD and SIPC, but not of any exchange, as it clears all of its business on a fully-disclosed basis through RJA.

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

     (b)  Financial Information - Revenues by Source
          ------------------------------------------

      The Company's operations consist of various financial services provided to its clients. The following table shows revenues by source for the last three years:
                                              Year Ended
                         ------------------------------------------------------
                          Sept. 29,          Sept. 24,          Sept. 25,
                            2000       %       1999       %       1998      %
                         ----------  -----  ----------  -----  ----------  -----
                                     (dollar amounts in thousands)
Securities commissions:
 Listed products         $  177,882   10.5  $  161,240   13.1  $  132,211   12.2
 Over-the-counter           251,724   14.8     186,258   15.1     163,410   15.1
 Mutual funds               249,755   14.7     169,377   13.7     150,536   13.9
 Asset-based fees           189,757   11.2     130,359   10.6     100,055    9.2
 Annuities and other
  insurance products        159,850    9.4     110,899    9.0      85,322    7.9
 Other, including
  international exchanges     8,778     .5           3     .0         127     .0
                         ----------  -----  ----------  -----  ----------  -----
      Total               1,037,746   61.1     758,136   61.5     631,661   58.3
                         ----------  -----  ----------  -----  ----------  -----
Investment banking:
 Underwriting management
  fees                       16,593    1.0      11,852    1.0      27,569    2.5
 Merger and acquisition
  fees                       19,744    1.2      16,304    1.3      20,153    1.9
 New issue sales credits     33,739    2.0      37,400    3.0      51,446    4.8
 Other                       11,932     .6       9,192     .8      10,537    1.0
                         ----------  -----  ----------  -----  ----------  -----
      Total                  82,008    4.8      74,748    6.1     109,705   10.2
                         ----------  -----  ----------  -----  ----------  -----

Investment advisory fees    122,901    7.2      91,920    7.5      79,485    7.3
Interest                    345,689   20.4     229,806   18.6     202,255   18.7
Correspondent clearing        5,370     .3       4,655     .4       4,429     .4
Net trading and investment
  profits                    27,277    1.6      17,034    1.4       6,300     .6
Financial service fees       45,115    2.7      36,101    2.9      24,797    2.3
Other                        32,488    1.9      19,806    1.6      24,275    2.2
                         ----------  -----  ----------  -----  ----------  -----
                            578,840   34.1     399,322   32.4     341,541   31.5
                         ----------  -----  ----------  -----  ----------  -----
      Total revenues     $1,698,594  100.0  $1,232,206  100.0  $1,082,907  100.0
                         ==========  =====  ==========  =====  ==========  =====

     (c)  Narrative Description of Business
          ---------------------------------

      At  September  29,  2000 the Company employed 4,818  individuals.   RJA
employed 4,307 of these individuals, 944 of whom were full-time retail Financial Advisors. In addition, 3,350 full-time Financial Advisors were affiliated with the Company as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to more than one million client accounts. No single client accounts for a material percentage of the Company's total business.

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

                             RJA - Retail Sales

     RJA's 79 retail branches and 13 satellites are located primarily in the southeastern U.S., with a concentration in Florida and the Midwest, the latter as a result of the acquisition of Roney. The Roney transaction added 320 Financial Advisors and 28 offices in Indiana, Michigan and Ohio. RJA's 944 retail Financial Advisors provide a broad range of financial products and services to their clients. In most cases, RJA charges commissions to its retail clients, on both exchange and over-the-counter equity transactions, in accordance with its established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client's level of business, the trade size and other relevant factors. RJA also distributes both taxable and tax-exempt fixed income products to its retail clients, including municipal, corporate, government agency and mortgage-backed bonds, preferred stock and unit investment trusts. In addition, a growing number of clients are electing asset-based fee alternatives to the traditional commission structure.

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

      At September 29, 2000, the Company had 13 internally sponsored mutual fund portfolios for which RJA acts as distributor. (See Heritage Asset Management, Inc. description on page 7.) As the distributor of these funds, RJA has the right to enter into dealer agreements with other broker-dealers for the sale of Heritage funds to their clients.

                      RAYMOND JAMES FINANCIAL SERVICES

      RJFS participates in the distribution of all the products and services offered by RJA to its retail clients through 3,301 independent contractor financial advisors in 1,375 offices and 401 satellite offices in all 50 states.

      The Company operates with three separate Divisions. The Investment Management Division has 790 offices and 1,808 Financial Advisors and are better characterized as financial planners than as stock brokers although they are not required to conduct their business as financial planners. The Securities Division primarily offers individual securities and investment advice to individual investors and institutions through 1,010 Financial Advisors in 348 branch offices. The Financial Institutions Division offers securities on a third party basis to customers of financial institutions such as banks, thrifts and credit unions and has 483 Financial Advisors in 237 locations.

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

      Typically, broker-dealers utilize secured bank borrowings and equity capital as the primary sources of funds to finance clients' margin account borrowings. However, since the inception of the Client Interest Program in 1981, the Company's primary source of funds to finance clients' margin account balances has been cash balances in clients' accounts which are awaiting investment. In addition, pursuant to written agreements with clients, broker-dealers are permitted by Securities and Exchange Commission ("SEC") and NYSE rules to lend client securities in margin accounts to other brokers. SEC regulations, however, restrict the use of clients' funds derived from pledging and lending clients' securities, as well as funds awaiting investment, to the financing of margin account balances, and to the extent not so used, such funds are required to be deposited in a special account for the benefit of clients. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients' fully paid and excess margin securities.

                         INSTITUTIONAL DISTRIBUTION
                         --------------------------

     The Company's institutional clients are serviced by RJA's Institutional Equity and Fixed Income Departments.

      The 90 domestic and overseas professionals in the Institutional Equity Sales and Sales Trading Departments maintain relationships with over 1000 institutional clients, principally in North America and Europe. In addition to the Company's headquarters in St. Petersburg, FL, institutional equity offices are located in New York, Chicago, Los Angeles, Dallas, Calgary, Princeton, San Diego, Brussels, Dusseldorf, Geneva, London (Raymond James Financial International, Ltd., a UK broker-dealer), Luxembourg and Paris. In providing these securities brokerage services to its institutional clients, RJA discounts its commissions substantially on transactions based on trade size and the amount of business conducted annually with each institution.

      In addition, RJA distributes to its institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. RJA carries inventory positions of taxable and municipal securities in both the primary and secondary market. In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York, Chicago, Houston, Boston, Atlanta, Boca Raton, Seattle and Dublin, Ohio. To assist our institutional clients, the Fixed Income Research Group provides value-added analytical services and publishes research reports containing both specific product information and information on topics of interest such as market and regulatory developments.

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

                     INVESTMENT BANKING/CAPITAL MARKETS
                     ----------------------------------

      Capital Markets activities include both equity and fixed income products and services. This segment consists of the departments described below:

      Investment Banking. The 47 professionals of RJA's Investment Banking Group, located primarily in St. Petersburg with offices in Atlanta, Chicago, Dallas, Houston, Calgary, and Detroit, are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. The firm's investment banking activities are focused in the same industries as those followed by the Equity Research Department.

      In addition, RJA acts as an underwriter or selling group member for corporate bonds, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJA agrees to purchase the issue through a negotiated sale or submits a competitive bid.

      Equity Research Department. The 44 senior analysts in this department publish research on over 400 companies, primarily focused on emerging growth, mid-cap and large-cap companies in specific industries including Technology, Telecommunications, Consumer, Financial Services, Healthcare, Real Estate, Energy and Industrial Growth. Proprietary industry studies and company-specific research reports are provided to both institutional and retail clients. This department has distinguished itself through its record of extremely successful comparative stock recommendation results as reported each quarter in the Wall Street Journal.

      Over-the-Counter Equity Trading. Trading securities in the over-the-counter ("OTC") market involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. At September 29, 2000, RJA made markets in approximately 250 common stocks in the OTC market.

       Syndicate Department. The Syndicate Department coordinates the marketing, distribution, pricing and stabilization of Raymond James' lead- and co-managed equity underwritings. In addition to Raymond James' managed and co-managed offerings, this department coordinates the firm's syndicate and selling group activities in transactions managed by other investment banking firms. Marketing and distribution activities are focused on the firm's institutional and retail clients. The Syndicate Department is also responsible for the Private Client Group, which serves the firm's Investment Banking and Research clients by providing specialized brokerage services for corporations and their executives.

      Public Finance. The 21 professionals in the Public Finance division operate out of 7 offices (Delray and St. Petersburg, FL, Birmingham, AL, New York, Pittsburgh, Detroit, and San Antonio), acting as financial advisor or underwriter to various municipal agencies and political subdivisions.

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

                        Eagle Asset Management, Inc.

      Eagle is a registered investment advisor with approximately $5.9 billion under management at September 29, 2000. Eagle's clients include pension and profit sharing plans, retirement funds, foundations, endowments, trusts, life insurance and mutual fund portfolios and individuals. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages approximately $1.9 billion for institutional clients and $4.0 billion for retail accounts.

     Eagle's investment management fee generally ranges from .20% to 1.0% of asset balances per year depending upon the size and investment objective of the account. In addition to the management fees, clients are required to pay brokerage commissions (or more commonly, a fee in lieu thereof) for transactions in their accounts.

                       Heritage Asset Management, Inc.

      Heritage Asset Management, Inc. ("Heritage") serves as investment advisor to the Heritage Family of Mutual Funds. Heritage also serves as transfer agent or sub-transfer agent for all of the open-end funds and as fund accountant or sub-fund accountant for all Heritage funds except the Eagle International Equity Portfolio. Portfolio management for the Income-Growth Trust, Aggressive Growth Fund, Growth Equity Fund, Technology Fund and the Mid Cap Stock Fund are subcontracted to Eagle Asset Management, Inc. Portfolio management for the Small Cap Stock Fund is subcontracted to both Eagle and the Company's Awad Asset Management subsidiary. Unaffiliated advisors are employed for the Municipal Money Market Fund, Capital Appreciation Trust, High Yield Bond Fund, Value Equity Fund and the Eagle International Equity Portfolio.

      Heritage also serves as an advisor to Raymond James Bank to make recommendations and monitor the Bank's investment portfolio of mortgage-backed securities.

     Net assets under management at September 29, 2000 were as follows (in thousands):

     Heritage Cash Trust:
       Money Market Fund                             $ 3,916,207
       Municipal Money Market Fund                       775,040
     Heritage Capital Appreciation Trust                 356,556
     Heritage Income-Growth Trust                         65,627
     Heritage Income Trust:
       High Yield Bond Fund                               36,640
       Intermediate Government Fund                       25,208
     Heritage Series Trust:
       Small Cap Stock Fund                              173,834
       Growth Equity Fund                                336,683
       Eagle International Equity Portfolio               17,849
       Value Equity Fund                                  24,353
       Mid Cap Stock Fund                                 37,671
       Aggressive Growth Fund                            110,870
       Technology Fund                                   142,586
                                                     -----------
                                                     $ 6,019,124
                                                     -----------

                         Awad Asset Management, Inc.

      Awad Asset Management, Inc. ("Awad") is primarily a small and mid-cap equity portfolio management subsidiary. Clients pay fees and/or commissions for management of their accounts. Present fees generally range from .50% to 1.0% of asset balances annually. In addition to private accounts, Awad also manages a portion of the Heritage Small Cap Stock Fund Portfolio and other non-affiliated mutual fund portfolios. Exclusive of the Heritage Small Cap Fund, Awad had approximately $575 million under management at September 29, 2000.

                       RJA - Asset Management Services

      RJA's Asset Management Services ("AMS") Department manages programs which offer investment advisory services to clients, as well as certain non-advisory programs which offer fee-based alternatives to traditional commission charges for transactions. The primary advisory service offered by AMS is the Investment Advisory Services ("IAS") program. IAS maintains an approved list of investment managers, of which all but one are unaffiliated with the Company, establishes custodial facilities, monitors performance of client accounts, provides clients with accounting and other administrative services and assists investment managers with certain trading management activities. IAS earns fees generally ranging from .50% to 1.0% of asset balances per annum, a portion of which is paid to investment managers who direct the investment of the clients' accounts. At September 29, 2000, this program had approximately $5 billion in assets under management through agreements with 32 independent investment advisors and Awad.

      Passport and a similar program offered by RJFS, known as IMPAC, offer both a discretionary and non-discretionary advisory fee alternative that allows clients to pay a quarterly fee plus low transaction charges in lieu of commissions. Fees are based on the individual account size and are also dependent on the type of securities in the accounts. In addition, AMS collects an administrative fee of up to .175% of asset balances annually, for which clients receive quarterly performance reporting and other services. As of September 29, 2000, Passport and IMPAC had approximately $7.8 billion and $2.5 billion in assets, respectively, serviced by Financial Advisors.

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

                        RJA - Stock Borrow/Stock Loan

     RJA commenced this program in 1987, involving the borrowing and lending of securities from and to other broker-dealers. RJA generally acts as an intermediary between broker-dealers and other financial institutions, where it borrows from one party and lends to another. The borrower of the securities puts up a cash deposit, commonly 102% of the market value of the securities. This deposit, which is adjusted daily to reflect changes in current market value, earns interest at a negotiated rate.




                           Raymond James Bank, FSB

      Raymond James Bank, FSB ("RJBank") received its federal savings bank charter in 1994. RJBank provides residential, consumer and commercial loans as well as FDIC-insured deposit accounts to clients of Raymond James Financial's broker-dealer subsidiaries and to the general public.

      Access to RJBank's products and services is available nationwide through the offices of its affiliated broker-dealer firms as well as through convenient telephonic and electronic banking services, including Internet Banking with online Bill Pay through www.rjbank.com, debit cards, ATM/point-of-sale, 24-hour TeleDirectTM automated telephone banking, checkwriting, direct deposit and ACH payments and deposits. As of September 29, 2000, RJBank had total assets in excess of $700 million.

                         Raymond James Trust Company
                      Raymond James Trust Company West

      Raymond James Trust Company was chartered and opened for business in 1992. This wholly owned subsidiary of RJF was formed primarily to provide personal trust services to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is often subcontracted to the asset management operations of the Company. In October 1993, the Company acquired a second trust company, Sound Trust Company, in Tacoma, Washington. The name of Sound Trust Company was changed to Raymond James Trust Company West effective October 1, 2000. This subsidiary provides personal trust services primarily to broker-dealer clients outside the State of Florida. These two subsidiaries had a combined total of $723 million in client assets at September 29, 2000.

                      Raymond James Credit Corporation

      Raymond James Credit Corporation ("RJCC") was formed in 1996 as a regulated finance company. To date, this subsidiary has primarily provided loans collateralized by control or restricted securities. RJCC is funded with internal capital and by a $50 million line of credit with a commercial bank. At September 29, 2000, RJCC had $33 million in outstanding loans to clients.

                 Raymond James International Holdings, Inc.

      Raymond James International Holdings, Inc. ("RJIH") is a Delaware corporation formed in 1994 to house the Company's foreign operations. RJIH now has ownership in consolidated joint ventures in Argentina, India, Turkey and France. These joint ventures operate in securities brokerage, investment banking and asset management.

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

      The Company's various overseas operations and joint ventures are subject to regulation by the authorities in the countries in which they operate.

ITEM 2.   PROPERTIES
          ----------

      The  Company  owns a 610,000 square foot headquarters  complex  in  St.
Petersburg,  FL  (three  mid  rise  office  buildings,  a  bank   and   trust
headquarters building, and a five deck parking garage). The complex covers approximately forty-five acres, and the Company has the ability to build up to another 460,000 square feet on this site. The Company also leases 80,000 square feet in a nearby office building, and an additional 30,000 square feet
in  another  nearby  facility as of April 2000.   In  addition,  the  Company
acquired a 45,000 square foot, eight story building in Detroit, Michigan as part of the Roney transaction. The Company also leases 20,000 square feet in a building adjacent to the Detroit building. With the exception of a Company-owned RJA branch office building in Crystal River, FL, RJA branches are
leased  with  various  expiration dates through 2008.   The  RJFS  Investment
Management  division headquarters office in Atlanta and Raymond  James  Trust
Company  West  facility  in Tacoma are also under  lease.   See  Note  10  to
Consolidated Financial Statements for further information regarding the Company's leases.

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

     On June 19, 2000 a judgment in the amount of $40,675,537 was entered in the United States District Court for the Eastern District of Kentucky, Covington Division, against two of the Company's subsidiaries: Raymond James & Associates, Inc (RJA) and RJ Mortgage Acceptance Corp., a subsidiary which has been inactive since 1995. The judgment was based on a jury verdict that found that both companies had breached a contractual obligation made in 1994 to provide financing in the amount of $18 million to Corporex Realty and Investment Corporation and a related entity. The jury also found that both defendants had defrauded the plaintiffs in failing to provide this financing; the jury awarded the plaintiffs compensatory damages of approximately $10 million (including $7.6 million for "lost investment opportunity") and $30 million in punitive damages. The Company intends to appeal the judgment to the U.S. Court of Appeals for the Sixth Circuit. The Company has provided for this judgment in the accompanying consolidated financial statements.

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

                                  2000                 1999
                           ------------------   ------------------
                             High       Low       High       Low
                           --------   -------   --------   -------
      First Quarter          $21.44    $16.69     $26.25    $16.75
      Second Quarter          21.81     16.37      22.63     18.00
      Third Quarter           23.94     16.00      24.19     18.88
      Fourth Quarter          33.06     22.12      25.19     18.81

           Since the Company initiated payment of a cash dividend in 1985, there have been 18 increases in the cash dividend rate and 7 in the form of stock splits and stock dividends.

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

     At December 13, 2000 there were approximately 11,000 holders of the Company's common stock.


ITEM 6.                                 SELECTED FINANCIAL DATA
                                   -------------------------------------
                                   (in thousands, except per share data)

                                             Year Ended
                    ---------------------------------------------------------
                      Sept. 29,   Sept. 24,   Sept. 25,   Sept. 26,   Sept. 27,
                       2000***      1999        1998        1997**      1996
                    ----------- ----------- ----------- ----------- -----------
Operating Results:
------------------

Revenues             $1,698,594  $1,232,206  $1,082,907 $   927,607  $  721,752
Net  income          $  125,195  $   85,090  $   92,704 $    98,915  $   65,978
Net income per
 share - basic:*     $     2.70  $     1.79  $     1.92 $      2.09  $     1.41
Net income per
 share - diluted:*   $     2.67  $     1.76  $     1.86 $      2.04  $     1.39

Weighted average
 common shares
 outstanding - basic:*   46,291      47,606      48,160      47,383      46,781
Weighted average common
 and common equivalent
 shares outstanding -
 diluted:*               46,867      48,449      49,951      48,387      47,307

Cash dividends declared
 per share*          $      .30  $      .28  $      .24  $      .21  $      .17

Financial Condition:
--------------------

Total assets         $6,308,816  $5,030,715  $3,852,737  $3,278,645  $2,566,381
Long-term debt       $   98,555  $   44,183  $   44,767  $   12,715  $   12,909

Shareholders' equity $  650,518  $  558,486  $  509,898  $  423,276  $  326,632
Shares outstanding*      46,287      47,242      48,268      47,695      47,012

Equity per share
 at end of period*   $    14.05  $    11.82  $    10.56  $     8.87  $     6.95

     * Gives effect to the common stock splits paid on April 2, 1998 and April 3, 1997.

     ** Amounts include the $30.6 million gain on the sale of Liberty Investment Management, Inc. Excluding this gain, revenues were $896,961,000, net income was $80,126,000, and basic and diluted net income per share were $1.69 and $1.66, respectively.

     *** Amounts include a $20 million charge to increase legal reserves related to the Corporex case. Excluding this charge, net income was $136,354,000 and basic and diluted net income per share were $2.94 and $2.91, respectively.


     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              -------------------------------------------------------------
              AND FINANCIAL CONDITION
              -----------------------

Results of Operations - Three Years Ended September 29, 2000
------------------------------------------------------------

      Fiscal 2000 was the Company's sixteenth consecutive year of record revenues, with total revenues of $1,698,594,000 representing an increase of 38% over the prior year. The record net income of $125,195,000 represented an increase of 47% from the prior year. Earnings were positively impacted by increased commission revenues associated with an increased number of Financial Advisors and sometimes explosive market volume, increased net interest associated with increased client balances, growth in assets under management and improved trading profits. Due to the ongoing investment in back office capabilities and technology, the Company was in a position to handle these increases and the resultant leverage led to improved margins. The Company has also been successful in its focus on non-transaction dependent fee revenues, such as investment advisory fees, interest and asset-based commission alternatives. For fiscal 2000, such fee-based revenues represented approximately 46% of total revenues, up from 36% five years ago.

                                                  Year Ended
                         -------------------------------------------------------
                          Sept. 29,  % Incr.    Sept. 24,   % Incr.    Sept. 25,
                            2000     (Decr.)      1999*     (Decr.)      1998
                         ----------  -------   ----------   -------   ----------
Revenues:                  (000's)               (000's)                (000's)
Securities commissions
  and fees               $1,037,746    37%     $  758,136     20%     $  631,661
Investment banking           82,008    10%         74,748    (32%)       109,705
Investment advisory fees    122,901    34%         91,920     16%         79,485
Interest                    345,689    50%        229,806     14%        202,255
Correspondent clearing        5,370    15%          4,655      5%          4,429
Net trading profits          27,277    60%         17,034    170%          6,300
Financial service fees       45,115    25%         36,101     46%         24,797
Other                        32,488    64%         19,806    (18%)        24,275
                         ----------  -------   ----------  --------   ----------
  Total revenues         $1,698,594    38%     $1,232,206     14%     $1,082,907
                         ----------  -------   ----------  --------   ----------

     *  Includes $36,177 from Roney, which was acquired on May 28, 1999.


      Not only did the market conditions provide for increased volume during portions of the year, but the Company's retail business, including the addition of Roney's 320 Financial Advisors in the later portion of fiscal 1999 and the independent contractor operation in particular, continued to have steady growth from strong recruiting results. The consecutive record transaction volumes in fiscal years 2000, 1999 and 1998 resulted in increased securities commissions from the sales of all product lines during the period, with the largest dollar increases occurring in mutual funds and over-the-counter equities during fiscal 2000 and in equities and annuities in fiscal 1999.

                                                YEAR ENDED
                            --------------------------------------------------
                             Sept. 29,  %Incr.    Sept. 24,  %Incr.    Sept. 25,
                               2000     (Decr.)     1999     (Decr.)     1998
                            ----------  -------  ----------  -------  ---------
Number of retail Financial
 Advisors at yearend             4,245    10%         3,864    24%         3,117
Retail commission revenues
 (000's)                    $  903,448    43%    $  631,572    21%    $  523,890
Retail new issue sales credits
 (000's)                    $   15,819    (3%)   $   16,345   (35%)   $   24,976
Number of institutional
 salesmen at yearend               149    (1%)          150    12%           134
Institutional commission
 revenues (000's)           $  134,298     6%    $  126,564    17%    $  107,771
Institutional new issue sales
 credits (000's)            $   17,920   (15%)   $   21,055   (20%)   $   26,470
Number of trades processed   5,826,000    42%     4,107,000    23%     3,328,000
Number of client accounts      991,871    36%       729,903    19%       614,578

   * Includes Roney.  Excluding Roney: 3,548 Financial Advisors, a 14% increase.


     Investment banking revenues, including new issue sales credits, improved 10% to $82 million in 2000 from $75 million in the prior year. The first half of fiscal 1998 brought the end to a record setting period in the Company's investment banking business as small and mid-cap stocks began to weaken, particularly in certain industry sectors, which severely slowed the new issue deal flow. Investment banking revenues in fiscal 1999 remained slow as a result of several of the Company's major sectors of emphasis (energy, real estate and health care) being out of favor for most of the year and the Company being behind schedule in developing a significant technology investment banking and research effort. The improved results in fiscal 2000 reflect the increase in the Company's capacity in the technology sector, particularly telecommunications, and improved market conditions in other sectors such as energy. The number of managed and co-managed underwritings, the vast majority of which were equity-related offerings, and the dollar volume of these transactions were as follows: 2000 - 23 new issues for $3.6 billion; 1999 - 23 new issues for $3.0 billion and 1998 - 57 new issues for $6.0 billion. Merger and acquisition fees, which have been a consistent revenue source during the past few years, increased to $19.7 million in fiscal 2000, after a decline in fiscal 1999 to $16.3 million from a record $20.2 million in 1998.

      Investment advisory fees have continued to rise commensurate with the generally strong growth in assets under management; these assets increased 29% to $17.6 billion at the end of fiscal 2000. Asset management growth has benefited from both overall asset appreciation and net sales during the past two years. The largest increase has occurred in Investment Advisory Services as a result of the strong performance of several managers in the program and the addition of client assets from the Roney acquisition. During 1998, the Company's real estate portfolio management operation was sold, and its employees were transferred to the new owner. This transaction generated $3.7 million of performance fees, which are included in investment advisory fees.

                              Sept. 29,          Sept. 24, %Incr.    Sept. 25,
                                2000    %Incr.     1999    (Decr.)     1998
                            ----------- ------ ----------- ------- -----------
                               (000's)            (000's)             (000's)
Eagle Asset Mgmt., Inc.*    $ 5,966,233   16%  $ 5,138,064    7%   $ 4,804,967
Heritage Family of Mutual
 Funds                        6,019,124   26%    4,780,747   21%     3,947,394
Investment Advisory Services  4,989,000   60%    3,110,000   73%     1,798,260
Awad Asset Management*          575,000    1%      569,000  (13%)      656,336
                            -----------        -----------         -----------
Total Financial Assets
 Under Management           $17,549,357   29%  $13,597,811   21%   $11,206,957
                            ===========        ===========         ===========

*  Excludes balances included in the Heritage Family of Mutual Funds.

      Net interest income continues to be a growing source of recurring earnings. The components of interest earnings are as follows:

                     Sept. 29,            Sept. 24,           Sept. 25,
                       2000                 1999                1998
                    ----------           ----------          ----------
                                     (balances in 000's)
Margin balances:
   Average balance  $1,526,273           $  908,671          $  701,742
   Average rate           8.5%                 7.6%                8.2%
                    ----------           ----------          ----------
                                $129,589            $  69,059            $57,697

Assets segregated
 pursuant to Federal
 Regulations:
   Average balance     996,969            1,063,350             776,768
   Average rate           5.8%                 4.9%                5.6%
                    ----------           ----------          ----------
                                  58,025               51,630             43,163

Stock borrowed:
   Average balance   1,458,007            1,270,112           1,154,703
   Average rate           5.6%                 4.6%                4.9%
                    ----------           ----------          ----------
                                  82,334               58,209             57,049

Raymond James Bank, FSB           44,842               28,756             22,937

Other interest revenue            30,899               22,152             21,409
                                --------             --------           --------
  Total interest revenue         345,689              229,806            202,255
                                --------             --------           --------
Client interest program:
   Average balance   1,985,003            1,540,966           1,201,398
   Average rate           5.3%                 4.3%                4.8%
                    ----------           ----------          ----------
                                 105,631               66,260             57,627
Stock loaned:
   Average balance   1,448,007            1,292,791           1,119,287
   Average rate           5.3%                 4.3%                4.7%
                    ----------           ----------          ----------
                                  77,721               55,590             53,200

Raymond James Bank, FSB           31,904               20,270             17,249

Other interest expense            13,396                9,374              2,933
                                --------             --------           --------
  Total interest expense         228,652              151,494            131,009
                                --------             --------           --------
  Net interest income           $117,037       +49%  $ 78,312*     +10% $ 71,246
                                ========             ========           ========
     *  Includes $2,383 from Roney.

      Net trading profits have increased $10 million in each of the past two years. Fiscal 2000 trading results reflect significantly improved municipal bond and over-the-counter equity trading results, with the industry having adapted to the changes in the over-the-counter regulations made in fiscal 1998. Trading results in fiscal 1999 reflected particularly strong corporate and government bond trading results. After several years of relatively consistent trading profits, derived primarily from client order flow in both over-the-counter equity and fixed income securities, changes in the over-the-counter equity trading regulations and practices in fiscal 1998 resulted in lower trading profits on those securities.

      Financial service fees increased 25% in fiscal 2000 - a result of the Company's increased client base. The Roney acquisition in May 1999 brought clients that contributed to fee income for an entire year in fiscal 2000. In addition, the strong recruiting of independent contractors in both fiscal 2000 and 1999 contributed to the increased client base. In the past two years there has been a 67% increase in the number of IRA accounts, a 74% increase in money market processing fees, and a 206% increase in transaction fees arising from retail asset-based fee account programs, an increasingly popular alternative to the traditional commission-based pricing structure.

      Other income is comprised predominantly of postage and handling fees and floor brokerage income, both of which are related to volume and the size of the Company's client base. In addition to increases in both of these factors during the prior two years, the Company also increased its postage and handling fee in February 2000. Fiscal 1998's other income also included $1.7 million related to the sale of the real estate portfolio and property management operations and $2.4 million from the sale of the Company's specialist operations on the Chicago Exchange.

                                              Year Ended
                            -------------------------------------------------
                             Sept. 29,          Sept. 24, % Incr.  Sept. 25,
                               2000    % Incr.    1999*   (Decr.)    1998
                            ---------- ------- ---------- ------- ----------
Expenses:                     (000's)             (000's)            (000's)
Compensation and benefits:
  Sales commissions         $  692,866   34%   $  517,280   20%     $430,556
  Administrative and
   benefit costs               185,192   27%      146,254   21%      120,935
  Incentive compensation       131,077   44%       91,213   (6%)      96,723
                            ----------         ----------           --------
   Total compensation
    and benefits             1,009,135   34%      754,747   16%      648,214

Communications and information
 processing                     61,812   16%       53,071   22%       43,485
Occupancy and equipment         51,168   28%       40,059   21%       33,029
Clearance and floor brokerage   14,814   10%       13,456   16%       11,607
Interest                       228,652   51%      151,494   16%      131,009
Business development            39,830    4%       38,395   22%       31,514
Other                           88,503  104%       43,465   29%       33,813
                            ----------         ----------           --------
                            $1,493,914   36%   $1,094,687   17%     $932,671
                            ==========         ==========           ========

     *  Includes $34,625 in total expenses from Roney.

      Sales commission expense increased each period at a rate approximately proportionate to the related revenues.

      Administrative and benefit compensation costs have typically increased at a rate consistent with the growth in total revenues. However, the fiscal 1999 increase exceeded the growth in revenues as a result of continued hiring to support transaction volume, including the personnel acquired in the Roney transaction, and the recruiting of investment bankers and research analysts during a period of decreased investment banking revenues. This was reversed in fiscal 2000 as revenues grew 38% and administrative and clerical personnel costs increased only 27%, providing part of the Company's leverage which resulted in improved margins.

      Incentive compensation expenses, including contributions to qualified retirement plans, are based on departmental, subsidiary and firm-wide profitability. This expense increased ratably with the Company's net income in fiscal 2000. Despite lower investment banking results in fiscal 1999, improved results in other segments held the decrease in total incentive compensation expense to a rate below the decrease in net income. In contrast, strong underwriting activity in fiscal 1998 resulted in record investment banking departmental profits, having a significant upward impact on incentive compensation.

       While costs associated with overall growth continue to affect communications and information processing expense, there were also some significant individual items such as Y2K testing and the development of the former Roney headquarters in Detroit as a disaster recovery processing center during fiscal 2000. Fiscal 1999 included costs associated with the integration of Roney, preparation for Y2K and the merger creating RJFS. The increases in communications and information processing expense in all three fiscal years include the costs of further enhancement and expansion of the Company's systems of internal communication and information dissemination, as well as higher general business volume, which gave rise to increased costs for telephone, printing and supplies.

      Increased occupancy in fiscal 2000 includes expanded RJA retail and institutional offices and additional space in Detroit. Both fiscal 2000 and 1999 include the full annual effect of the completion and occupancy of the third headquarters building in the spring of 1998.

      Clearing and floor brokerage increased a modest 10%, a result of increased transaction volume and higher international clearing costs. As in the past, clearing and floor brokerage expense increased at a rate lower than the growth in related revenues due to volume efficiencies and cost saving measures implemented.

      The Company held business development expenses close to even with the prior year. However, they are expected to increase in fiscal 2001 as the Company initiates increased television advertising and some additional branding efforts on a trial basis under the guidance of an advertising agency. Several of the Company's branding initiatives impacted business development expense in fiscal 2000 and 1999, including the stadium naming rights, general image advertising costs (primarily television), and recruiting-related programs capitalizing on the creation of RJFS.

      Fiscal 2000's other expense includes the increase in legal reserves related to the Corporex judgment discussed in Note 10. In addition, this expense category includes fees paid to outside managers in the Company's growing investment advisory services program, bank service charges, legal expenses and provisions, and amortization of goodwill arising from the Roney acquisition.

Liquidity and Capital Resources
-------------------------------

      Net cash used in operating activities during the current year was $111 million. Cash was required for increased stock borrow balances exceeding the increased stock loan balances, increased balances in the client margin accounts net of increased client interest balances, increased broker-dealer receivables, and the fluctuations in various other asset and liability accounts.

     Investing activities required $20 million during the year. Additions to fixed assets consumed $20 million, predominantly for the purchase of computers, office furniture and equipment. Net purchases, sales and maturations of investments were static for the year.

      Financing activities used $102 million, the result of net repayments of loans, purchase of treasury stock and the payment of cash dividends net of the exercise of stock options and employee stock purchases.

      The Company has loans payable consisting of debt in the amount of $38.6 million in the form of a mortgage on its headquarters office complex, $10 million in Federal Home Loan Bank advances at RJBank, $33 million at Raymond James Credit Corporation and a $50 million three year term loan at the parent company. Subsequent to yearend the parent company renewed its line of credit, increasing it from $100 million to $125 million. In addition, Raymond James & Associates, Inc. has uncommitted bank lines of credit aggregating $430 million.

      The Company's broker-dealer subsidiaries are subject to requirements of
the   SEC  relating  to  liquidity  and  capital  standards  (see  Notes   to
Consolidated Financial Statements).

Effects of Recently Issued Accounting Standards
-----------------------------------------------

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, as amended in June 2000 by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives would be accounted for depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. This statement, as deferred by FAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FAS Statement No. 133," issued in June 1999, is effective for fiscal years beginning after June 15, 2000. The adoption of FAS 133 and FAS 138 is only anticipated to affect the accounting for the gains or losses related to the use of interest rate swaps by RJBank. To the extent that RJBank's interest rate swaps may no longer qualify for hedge accounting treatment under FAS 133 and FAS 138 the gains and/or losses will be included in net income.

      In September 2000, the Financial Accounting Standards Board issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces FAS 125. FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The statement is effective for the Company in fiscal 2001 and will require some changes in disclosure but is not anticipated to have a material impact on the financial position, results of operations, net income per share or cash flows.

Market Risk
-----------

      Certain of the Company's business activities expose it to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit ratings of issuers of debt securities. This risk relates to financial instruments held by the company as investment, in client accounts and for trading. The Company manages its trading businesses by product and has established trading divisions that have responsibility for each product. The trading portfolios are managed with a view toward client service, as well as the risk and profitability of each portfolio.
      The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (including client margin loans, stock borrow activities, investments, and inventories) and its funding sources (including client cash balances, stock lending activities, and bank borrowings), which finance these assets. The collateral underlying these financial instruments is repriced daily, thus there are no unrecorded gains or losses in value. Interest rates on client balances and stock borrow and lending produce a positive spread to the Company, with the rates generally fluctuating in parallel.

      The Company manages its inventory exposure to interest rate risk by setting and monitoring limits and, where feasible, hedging with offsetting positions in securities with similar interest rate risk characteristics. At September 29, 2000 and September 24, 1999, the Company's fixed income securities, predominantly municipal obligations, were approximately $87 million and $162 million, respectively. Fixed income securities sold but not yet purchased, predominantly government obligations, aggregating $17 million and $29 million at September 29, 2000 and September 24, 1999, respectively. The Company has performed an evaluation of its potential interest rate risk, including interest rate sensitivity analysis on the RJBank portfolio and an exposure analysis on the municipal bond inventories. Management is of the opinion that the exposure to interest rate risk would not be material to its financial position.

      The Company's equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. The Company's equity securities inventories are repriced on a daily basis and there are no unrecorded gains or losses. The Company's activities as a dealer are client-driven, with the objective of meeting clients' needs while earning a positive spread. At September 29, 2000 and September 24,1999, the balances of the Company's equity securities positions owned and sold but not yet purchased were approximately $19 million and $13 million and $10 million and $4 million, respectively. In addition the Company has investments in Company-sponsored mutual funds, certificates of deposit, mortgaged-backed securities and managed funds with a carrying value of $15 million. In the opinion of management, the potential exposure to equity price risk would not be material to the Company's financial position.

      The Company is also subject to credit risk arising from non-performance by trading counterparties, clients and issuers of debt securities owned. The Company manages this risk by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral and conducting business through clearing organizations which guarantee performance. The Company does not trade or have positions in complex derivative financial instruments.

     The Company is subject to concentration risk if it holds large positions or has large commitments with a single counterparty or group of similar counterparties (i.e. in the same industry). Securities purchased under agreement to resell represent approximately 13% of the Company's total assets and consist of securities issued by the U.S. government. Receivables from and payables to clients and stock borrow and lending activities are both with a large number of clients and counterparties and any potential concentration is carefully monitored. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. The Company seeks to limit this risk through careful review of counterparties and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment and other positions or commitments outstanding.

      The Company's client activities involve the execution, settlement, and financing of various transactions on behalf of its clients. Client activities are transacted on either a cash or margin basis. The Company's client activities may expose it to off-balance sheet credit risk. The Company may have to purchase or sell financial instruments at the prevailing market price in the event of the failure of a client to settle a trade on its original terms or in the event that cash and securities in the client margin accounts are not sufficient to fully cover the client losses. The Company seeks to control the risks associated with client activities by requiring clients to maintain collateral in compliance with various regulations and Company policies. The Company has established a separate subsidiary which makes loans to clients who hold control positions or large restricted positions in equity securities.

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

Factors Affecting "Forward-Looking Statements"
----------------------------------------------

      From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i)
transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business or the profitability of certain segments of the Company's business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company, and (xi) natural disasters which could disrupt the Company's communications and securities processing capabilities. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     (a) Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

     (b)                   QUARTERLY FINANCIAL INFORMATION
                    (In thousands, except per share data)

2000                            1st  Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                ---------    --------    --------    --------
Revenues                         $383,926    $456,187    $426,424    $432,057
Income before income taxes         43,227      62,175      38,428      60,850
Net income                         26,816      38,236      23,163      36,980
Net income per share - basic          .57         .83         .50         .80
Net income per share - diluted        .56         .82         .50         .79

1999                            1st  Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                ---------    --------    --------    --------
Revenues                         $264,507    $299,191    $324,390    $344,118
Income before income taxes         28,337      35,319      37,989      35,874
Net income                         17,479      21,869      23,490      22,252
Net income per share - basic          .36         .46         .50         .47
Net income per share - diluted        .36         .45         .49         .46


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
     None.

                                  PART III
                                  --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

       Executive officers of the registrant (including its significant subsidiaries) who are not Directors of the registrant are as follows:

           Richard K. Riess     51     Executive Vice President - RJF,
                                       President and CEO of Eagle, and
                                       Managing Director - Asset Management.

           Jeffrey P. Julien    44     Senior Vice President - Finance
                                       and Chief Financial Officer,
                                       Director and/or officer of
                                       several RJF subsidiaries.

           Barry S. Augenbraun  61     Senior Vice President and
                                       Corporate Secretary.

           Jennifer C. Ackart   36     Controller.

The information required by Item 10 relating to Directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 10, 2001.

ITEMS 11,12 AND 13.

      The information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 10, 2001.

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


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 15th day of December, 2000.

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
     Signature                      Title                           Date
     ---------                      -----                           ----
/s/ THOMAS A. JAMES         Chairman and Chief               December 15, 2000
------------------------    Executive Officer
Thomas A. James

/s/ FRANCIS S. GODBOLD      President and Director           December 15, 2000
------------------------
Francis S. Godbold

/s/ M. ANTHONY GREENE       Executive Vice President         December 15, 2000
------------------------    and Director
M. Anthony Greene

/s/ J. STEPHEN PUTNAM       Executive Vice President         December 15, 2000
------------------------    and Director
J. Stephen Putnam

/s/ ROBERT F. SHUCK         Vice Chairman and Director       December 15, 2000
------------------------
Robert F. Shuck

/s/ JEFFREY P. JULIEN       Senior Vice President-Finance    December 15, 2000
------------------------    (Chief Financial Officer)
Jeffrey P. Julien

/s/ JENNIFER C. ACKART      Controller (Chief                December 15, 2000
------------------------    Accounting Officer)
Jennifer C. Ackart

/s/ ANGELA M. BIEVER        Director                         December 15, 2000
------------------------
Angela M. Biever

/s/ JONATHAN A. BULKLEY     Director                         December 15, 2000
------------------------
Jonathan A. Bulkley

/s/ ELAINE L. CHAO          Director                         December 15, 2000
------------------------
Elaine L. Chao

/s/ THOMAS S. FRANKE        Director                         December 15, 2000
------------------------
Thomas S. Franke

/s/ HARVARD H. HILL, JR.    Director                         December 15, 2000
------------------------
Harvard H. Hill, Jr.

/s/ HUNTINGTON A. JAMES     Director                         December 15, 2000
------------------------
Huntington A. James

/s/ PAUL W. MARSHALL        Director                         December 15, 2000
------------------------
Paul W. Marshall

/s/ DENNIS W. ZANK          Director                         December 15, 2000
------------------------
Dennis W. Zank



RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
----------------------------------------------
INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
-----------------------------------------------------

FINANCIAL STATEMENTS                                                  PAGE(S)
--------------------

Reports and Consents of Independent Certified Public Accountants
 and Independent Auditors                                              F-3-4

Consolidated Statement of Financial Condition
 as of September 29, 2000 and September 24, 1999                       F-5

Consolidated Statement of Income for the Three Years
 Ended September 29, 2000                                              F-6

Consolidated Statement of Changes in Shareholders' Equity
 for the Three Years Ended September 29, 2000                          F-7

Consolidated Statement of Cash Flows
 for the Three Years Ended September 29, 2000                          F-8-9

Summary of Significant Accounting Policies                             F-10-13

EXHIBITS
--------

 Notes to Consolidated Financial Statements                            F-14-27

 3.1 Amended and restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State Florida on March 9, 1998,incorporated by reference to Exhibit 3 as filed with Form 10Q on May 11, 1998

  3.2 Amended and restated By-Laws of the Company, incorporated by reference to Exhibit 3 as filed with Form 10Q February 9, 1998

3.2.1  Amended Article IV Section 8 of the By-Laws approved on November 29,
       2000

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

 10.3  Raymond James Financial, Inc. Deferred Management Bonus
       Plan, incorporated by reference to Exhibit 10 as filed with the Company's Form 10K on December 23, 1996

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

 10.6  Raymond James Financial, Inc.'s 1999 Employee Stock
       Purchase Plan S-8, No. 333-68821, filed December 14, 1998

 10.7 Purchase agreement between BANK ONE CORPORATION as seller, and RAYMOND JAMES FINANCIAL, INC., incorporated by reference to Exhibit 10 as filed with the Company's Form 10Q on May 7, 1999

 10.8 Term Credit Agreement for $50 million dated as of October 26, 1999 and incorporated by reference as filed with the Company's Form 10K on December 22, 1999

 10.9 Revolving Credit Agreement for $100 million dated as of October 26, 1999 and incorporated by reference as filed with the Company's
       Form 10K on December 22, 1999

 10.10 Arrangement Agreement between Goepel McDermid Inc. as seller, and Raymond James Holdings (Canada), Inc. as filed with the
       Company's S-3 on December 14, 2000

 10.11 Amendments to the Term Credit Agreement for $50 million (dated October 26, 1999) and Revolving Credit Aggreement for $100 million (dated October 26, 1999), dated October 13, 2000 and October 24, 2000

 11    Computation of Earnings per Share                                 X-1

 21    List of Subsidiaries                                              X-2

 23    Consent of Independent Certified Public Accountants               F-2-3

 27    Financial Data Schedule - EDGAR version only



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

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
             --------------------------------------------------

To the Board of Directors and Shareholders of Raymond James Financial, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated statements of financial condition and the related statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and its subsidiaries at September 29, 2000 and September 24, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Raymond James Bank, FSB, a wholly-owned subsidiary, which statements reflect total assets of $712,332,000 and $638,970,000 as of September 29, 2000 and
September 24, 1999, respectively, and total revenues of $45,150,000, $29,200,000 and $23,199,000 for each of the three fiscal years in the period ended September 29, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Raymond James Bank, FSB, is based solely on the report of the other
auditors.   We  conducted our audits of these statements  in  accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Tampa, Florida
November 17, 2000

Exhibit 23


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
---------------------------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-68821, 333-59449 and 33-38390) of
Raymond James Financial, Inc. of our report dated November 17, 2000 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
December 19, 2000


                        Independent Auditors' Report


The Board of Directors
Raymond James Bank, FSB (a wholly owned
 subsidiary of Raymond James Financial, Inc.):


We have audited the balance sheets of Raymond James Bank, FSB (a wholly owned subsidiary of Raymond James Financial, Inc.) as of September 30, 2000 and
1999, and the related statements of income, stockholder's equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raymond James Bank, FSB (a wholly owned subsidiary of Raymond James Financial, Inc.) at September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG  LLP
Tampa, Florida
November 8, 2000


The Board of Directors
Raymond James Bank, FSB:

We consent to the incorporation by reference in the registration statements (No. 333-68821, 333-59449 and 33-38390) on Form S-8 of Raymond James
Financial, Inc, of our report dated November 8, 2000, with respect to the balance sheets of Raymond James Bank, FSB as of September 30, 2000 and 1999, and the related statements of income, stockholder's equity and comprehensive income, and cash flows for the years then ended, which report appears in the Form 10-K of Raymond James Financial, Inc dated September 29, 2000.



Tampa, Florida
December 15, 2000





               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               ----------------------------------------------
                CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                ---------------------------------------------
                    (in thousands, except share amounts)
                                                 September 29,   September 24,
                                                     2000            1999
                                                 -------------   -------------
ASSETS
Cash and cash equivalents                          $  305,284      $  250,855
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                               183               9
  Securities purchased under agreements to resell     814,050       1,102,979
Securities owned:
  Trading and investment account securities           121,584         180,967
  Available for sale securities                       398,537         400,143
Receivables:
  Clients, net                                      2,037,049       1,447,618
  Stock borrowed                                    2,143,452       1,277,692
  Brokers, dealers and clearing organizations         123,874          34,670
  Other                                                97,415          69,339
Investment in leveraged leases                         24,407          23,950
Property and equipment, net                            91,064          91,335
Deferred income taxes, net                             44,228          39,631
Deposits with clearing organizations                   24,621          24,634
Intangible assets                                      32,448          34,866
Prepaid expenses and other assets                      50,620          52,027
                                                   -----------     -----------
                                                   $6,308,816      $5,030,715
                                                   ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                      $  132,470      $  201,504
Payables:
  Clients                                           2,962,786       2,524,352
  Stock loaned                                      2,109,506       1,378,821
  Brokers, dealers and clearing organizations          69,190          55,722
  Trade and other                                     152,937         101,772
Trading account securities sold but not yet
 purchased                                             29,740          33,400
Accrued compensation and commissions                  199,678         172,066
Income taxes payable                                    1,991           4,592
                                                   -----------     -----------
                                                    5,658,298       4,472,229
                                                   -----------     -----------
Commitments and contingencies (Note 10)                     -               -

Shareholders' equity:
  Preferred stock; $.10 par value; authorized
   10,000,000 shares; issued and outstanding -0- shares     -               -
  Common stock; $.01 par value; authorized
   100,000,000 shares; issued 48,997,995 shares           490             490
  Additional paid-in capital                           56,380          58,023
  Accumulated other comprehensive income               (1,618)         (1,076)
  Retained earnings                                   642,202         530,885
                                                   -----------     -----------
                                                      697,454         588,322
  Less:  2,710,636 and 1,755,585 common shares
   in treasury, at cost                               (46,936)        (29,836)
                                                   -----------     -----------
                                                      650,518         558,486
                                                   -----------     -----------
                                                   $6,308,816      $5,030,715
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

                                                 Year Ended
                                  ---------------------------------------------
                                  September 29,   September 24,   September 25,
                                      2000            1999            1998
                                  -------------   -------------   -------------
Revenues:
 Securities commissions and fees     $1,037,746      $  758,136      $  631,661
 Investment banking                      82,008          74,748         109,705
 Investment advisory fees               122,901          91,920          79,485
 Interest                               345,689         229,806         202,255
 Correspondent clearing                   5,370           4,655           4,429
 Net trading profits                     27,277          17,034           6,300
 Financial service fees                  45,115          36,101          24,797
 Other                                   32,488          19,806          24,275
                                     ----------      ----------      ----------
                                      1,698,594       1,232,206       1,082,907
                                     ----------      ----------      ----------
Expenses:
 Compensation and benefits            1,009,135         754,747         648,214
 Communications and information
  processing                             61,812          53,071          43,485
 Occupancy and equipment                 51,168          40,059          33,029
 Clearance and floor brokerage           14,814          13,456          11,607
 Interest                               228,652         151,494         131,009
 Business development                    39,830          38,395          31,514
 Other                                   88,503          43,465          33,813
                                     ----------      ----------      ----------
                                      1,493,914       1,094,687         932,671
                                     ----------      ----------      ----------
Income before provision for
 income taxes                           204,680         137,519         150,236

Provision for income taxes               79,485          52,429          57,532
                                     ==========      ==========      ==========
Net income                           $  125,195      $   85,090      $   92,704
                                     ==========      ==========      ==========
Net income per share - basic         $     2.70      $     1.79      $     1.92
                                     ==========      ==========      ==========
Net income per share - diluted       $     2.67      $     1.76      $     1.86
                                     ==========      ==========      ==========
Cash dividends declared per
 common share                        $      .30      $      .28      $      .24
                                     ==========      ==========      ==========
Weighted average common shares
 outstanding - basic                     46,291          47,606          48,160
                                     ==========      ==========      ==========
Weighted average common and
 common equivalent shares
  outstanding - diluted                  46,867          48,449          49,951
                                     ==========      ==========      ===========
  The accompanying Summary of Significant Accounting Policies and Notes to
     Consolidated Financial Statements are integral parts of these financial statements.


                  RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                  ----------------------------------------------
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            ---------------------------------------------------------
                                 (in thousands)


                                        Other     Treasury      Total    Total
           Common   Additional         Compre-     Stock        Share-   Compre-
           Stock     Paid-in Retained  hensive     common       holders  hensive
       Shares Amount Capital Earnings  Income   Shares Amount   Equity   Income
------------------------------------------------------------------------------
Balances
at Sept-
ember 26,
1997    32,665 $326 $52,599 $377,981    $341    (869) $(7,971) $423,276

Net income
fiscal
1998                          92,704                             92,704  92,704

Cash div-
idends
- common
stock
($.24 per share)             (11,586)                           (11,586)

Purchase
of treasury
shares                                          (292)  (5,346)   (5,346)

Employee
stock
purchases             4,271                      261    2,274     6,545

Exercise
of stock
options                 197                      403    3,461     3,658

Tax benefit
related to
non-qualified
option exercises        539                                         539

3-for-2
stock
split   16,333  164    (164)                    (233)                 -

Corporate
sale of
RJF put
options                 335                                         335

Net un-
realized
loss on
securities
available
for sale,
net of tax                              (227)                     (227)    (227)
--------------------------------------------------------------------------------
Balances
at Sept-
ember 25,
1998    48,998 $490 $57,777 $459,099    $114   (730)  $(7,582) $509,898
================================================================================
Total Comprehensive Income
  fiscal 1998                                                          $ 92,477
                                                                       ========
Net income
fiscal
1999                          85,090                             85,090  85,090

Cash divi-
dends - common
stock
($.28 per share)             (13,304)                           (13,304)

Purchase
of treasury
shares                                        (1,652) (31,564)  (31,564)

Employee
stock
purchases               385                      302    4,826     5,211

Exercise
of stock
options              (1,860)                     324    4,484     2,624
Tax benefit
related to
non-qualified
option exercises        407                                         407

Corporate
sale of
RJF put
options               1,314                                       1,314

Net un-
realized
loss on
securities
available
for sale,
net of tax                            (1,190)                    (1,190) (1,190)
--------------------------------------------------------------------------------
Balances at
Sept-
ember 24,
1999    48,998 $490 $58,023 $530,885 $(1,076) (1,756)$(29,836) $558,486
================================================================================
Total Comprehensive Income
   fiscal 1999                                                         $ 83,900
                                                                       =========
Net income
fiscal
2000                         125,195                            125,195 125,195

Cash divi-
dends - common
stock
($.30 per share)             (13,878)                           (13,878)

Purchase
of treasury
shares                                        (1,512) (26,768)  (26,768)

Employee
stock
purchases               176                      210    3,636     3,812

Exercise
of stock
options              (2,943)                     316    5,503     2,560

Grant of
restricted
shares                  208                       31      529       737

Tax benefit
related to
non-qualified
option exercises        360                                         360

Extension on
RJF put options         556                                         556

Net un-
realized
gain on
securities
available
for sale,
net of tax                               269                        269     269

Net change
in currency
translations                            (811)                      (811)   (811)
--------------------------------------------------------------------------------
Balances at
Sept-
ember 29,
2000    48,998 $490 $56,380 $642,202 $(1,618) (2,711) (46,936) $650,518
================================================================================
Total Comprehensive Income
  fiscal 2000                                                          $124,653
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

                                                       Year Ended
                                      -----------------------------------------
                                      September 29, September 24, September 25,
                                          2000          1999          1998
                                      ------------- ------------- -------------
Cash flows from operating activities:
  Net income                              $125,195      $ 85,090      $ 92,704
                                          ---------     ---------     ---------
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization           21,436        19,129        16,321
    Amortization of goodwill                 2,418           930           487
    Unrealized loss on investment
     account securities                        645         2,749           773
    Unrealized loss and premium
     amortization on available for sale
     securities                              1,470           642         1,395
    Gain on sale of securities              (1,274)       (2,227)       (1,130)
   (Gain) loss on sale of property and
     equipment                                (903)          277          (204)
    Provision for bad debts and
     other accruals                        (26,064)       (5,825)       (2,167)
    Tax benefit related to non-qualified
     option exercises                          360           407           539
   Decrease (increase) in assets:
    Receivables:
      Clients                             (580,318)     (335,975)     (207,158)
      Stock borrowed                      (865,760)     (424,648)      218,200
      Brokers, dealers and clearing
       organizations                       (89,204)       82,395       (73,194)
      Other                                (28,076)       (3,669)      (24,604)
      Trading account securities, net       56,932       (70,814)      (33,549)
    Deferred income taxes                   (4,597)       (6,790)       (8,485)
    Prepaid expenses and other assets          963       (13,663)      (14,259)
   Increase (decrease) in liabilities:
    Payables:
      Clients                              438,434       370,758       639,541
      Stock loaned                         730,685       543,934      (206,933)
      Brokers, dealers and clearing
       organizations                        13,468         7,055        20,975
      Trade and other                       68,116         4,230        20,298
    Accrued compensation and commissions    27,612         3,147        16,758
    Income taxes payable                    (2,601)       (6,742)       (7,439)
                                          ---------     ---------     ---------
      Total adjustments                   (236,258)      165,300       356,165
                                          ---------     ---------     ---------
Net cash provided by (used in)
 operating activities                     (111,063)      250,390       448,869
                                          ---------     ---------     ---------

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

                                                      Year Ended
                                     -----------------------------------------
                                     September 29, September 24, September 25,
                                         2000          1999          1998
                                     ------------- ------------- -------------
Cash flows from investing activities:
  Additions to property and equipment     (20,262)      (20,543)      (45,815)
  Sales of investment account securities   11,407         6,545         4,563
  Purchases of investment account
   securities                             (11,987)       (8,769)       (3,007)
  Purchases of available for sale
   securities                            (129,770)     (207,907)     (187,213)
  Security maturations and repayments     130,175       191,608       113,206
  Acquisition of Roney & Co.                    -       (67,597)            -
                                       -----------   -----------   -----------
Net cash used in investing activities     (20,437)     (106,663)     (118,266)
                                       -----------   -----------   -----------
Cash flows from financing activities:
  Repayments on mortgage note                (627)         (584)      (12,948)
  Proceeds from mortgage financing              -             -        40,000
  Proceeds from borrowed funds            140,933       123,614         5,000
  Repayments on borrowings               (209,340)     (120,736)       (1,500)
  Exercise of stock options, stock
   grants and employee stock purchases      7,109         7,835        10,203
  Purchase of treasury stock              (26,768)      (31,564)       (5,346)
  Sale of RJF put options                     556         1,314           335
  Cash dividends on common stock          (13,878)      (13,304)      (11,586)
                                       -----------   -----------   -----------
Net cash provided by (used in)
 financing activities                    (102,015)      (33,425)       24,158
                                       -----------   -----------   -----------
Currency adjustments:
 Effect of Exchange rate
  changes on cash                            (811)            -             -

Net (decrease) increase in cash and
 cash equivalents                        (234,326)      110,302       354,761
Cash and cash equivalents at
 beginning of year                      1,353,843     1,243,541       888,780
                                       -----------   -----------   -----------
Cash and cash equivalents at end of
 year                                  $1,119,517    $1,353,843    $1,243,541
                                       ===========   ===========   ===========
Supplemental disclosures of cash flow
 information:
     Cash paid for interest            $  221,509    $  151,295    $  129,367
                                       ===========   ===========   ===========
     Cash paid for taxes               $   99,325    $   65,601    $   73,456
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

      All consolidated subsidiaries are 100% owned by the Company, except for Awad & Associates, Inc., which is 75% owned; Raymond James Killik, LTD, which is 60% owned; various foreign joint ventures owned 51% and RJ Properties, Inc., which was 85% owned until August 1999 (see Note 16).

Reporting period
----------------

      The Company's fiscal year ends on the last Friday in September of each year.

Recognition of revenues
-----------------------

     Securities transactions and related commission revenues and expenses are recorded on a trade date basis.

      Investment banking fees are recorded at the time the transaction is completed and the related income is reasonably determinable. Investment banking revenues include sales credits earned in connection with the distribution of the underwritten securities. Any warrants received in connection with investment banking transactions are carried at estimated fair value until such time as the warrants are exercisable and the underlying shares are salable.

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

Segment reporting
-----------------

      The  Company uses the "management approach" as defined by Statement  of
Financial Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("FAS 131") for its segment reporting. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect the Company's financial position or results of operations, but did affect the disclosure of segment information (see Note 15).

Cash, cash equivalents and securities purchased under agreements to resell
--------------------------------------------------------------------------

      The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents for purposes of the consolidated statement of cash flows. These consist primarily of securities purchased under agreements to resell, some of which are held in special reserve accounts, and are stated at cost, which approximates market at fiscal yearend.

      In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, the Company, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

      It  is  the  Company's  policy  to obtain  possession  and  control  of
securities  purchased  under  resale  agreements.   The  net  fair  value  of
securities purchased under resale agreements approximates their carrying value, as such financial instruments are short-term in nature. The Company monitors the risk of loss by assessing the market value of the underlying securities as compared to the related receivable or payable, including accrued interest, and requests additional collateral where deemed appropriate. At September 29, 2000 and September 24, 1999, there were no agreements with any individual counterparties where the risk of loss exceeded 10% of shareholders' equity.

Client receivables
------------------

     Client receivables are reported at their outstanding principal, adjusted for any allowance for doubtful accounts, write-offs, any deferred fees or costs on originated bank loans and unamortized premiums or discounts on purchased loans. Client loans are considered to be impaired when it is probable that the Company will be unable to collect all amounts due. Impaired loans are written down or reserved to the extent that the principal is judged to be uncollectible. In the case of collateral-dependent loans where repayment is expected to be provided solely by the underlying collateral value, the loans are written down to the lower of cost or collateral value. The accrual of interest on impaired RJBank loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest is subsequently recognized to the extent cash payments are received. Impairment losses are included in the allowance for doubtful accounts or reserves through an income statement charge.

      Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Loans available for sale were $975,000 and $127,000 at September 29, 2000 and September 24, 1999, respectively, and are included in client receivables.

Securities owned
----------------

      The trading and investment account securities held by the brokerage subsidiaries are classified as trading. Investment account securities not readily marketable are carried at estimated fair value as determined by management with unrealized gains and losses included in earnings. Trading securities are carried at estimated fair value with realized and unrealized gains  and  losses  included  in earnings.  The Company  accounts  for  other securities owned in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities" ("FAS 115"). FAS 115 requires investments in debt and equity securities to be classified as either "held to maturity," "trading," or "available for sale." The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen. Securities available for sale are carried at estimated fair value, with unrealized gains and losses net of deferred taxes, reported as a separate component of shareholders' equity, and realized gains and losses, determined on a specific identification basis, included in earnings.

Property and equipment
----------------------

      Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation of assets is provided using the straight-line method for financial reporting purposes over the estimated useful lives of the assets, which range from two to five years for software, furniture and equipment and fifteen to thirty-one years for buildings and land improvements. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. For income tax purposes, assets are depreciated using accelerated methods.

      Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to operations in the period incurred. Gains and losses on disposals property and equipment are reflected in income in the period realized.

Exchange memberships
--------------------

      Exchange memberships are carried at cost. The domestic memberships which are included in prepaid expenses and other assets at a cost of $3,339,000 and $1,116,000 at September 29, 2000, and September 24, 1999,
respectively, had an aggregate market value of $7,633,000 and $5,794,000 at September 29, 2000, and September 24, 1999, respectively.

Intangible assets
-----------------

      Intangible assets are stated at cost less accumulated amortization. Amortization of intangible assets is provided using the straight-line method for financial reporting purposes over periods ranging from three to fifteen years.

Correspondent clearing
----------------------

      Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. The Company records clearing charges net of commissions remitted. Total commissions generated by correspondents were $28,247,000, $22,126,000 and $22,244,000, and commissions remitted totaled $22,877,000, $17,471,000, and $17,815,000 for the years ended September 29, 2000, September 24, 1999 and September 25, 1998, respectively.

Stock compensation
------------------

      The Company has various incentive stock option and restricted stock plans which provide for the issuance of RJF common stock. The Company accounts for restricted stock and stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of the grant. Compensation expense is recognized immediately for restricted stock units for which future service is not required as a condition to the delivery of the underlying shares of common stock. For restricted stock units with future service requirements, compensation expense is recognized over the relevant vesting period.

Comprehensive income
--------------------

     The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS 130") in fiscal 1999. This statement establishes standards for the reporting and display of comprehensive income and its components. This statement requires that an enterprise classify items of other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The Company's other comprehensive income represents the unrealized gain (loss) on securities available for sale and translation gains on foreign operations in addition to net income.

Derivative financial instruments
--------------------------------

     To manage interest rate exposures at Raymond James Bank, FSB ("RJBank"), this subsidiary uses interest rate swaps. Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principal amount. RJBank specifically designates interest rate swaps as hedges during the initial fixed rate period of certain purchased adjustable rate loan pools and recognizes interest differentials as adjustments to interest income in the period they occur.

Foreign currency translation
----------------------------

      The Company consolidates its foreign joint ventures. The joint ventures' statements of financial condition are translated at the rate as of the period end. The statements of operations are translated at an average rate for the period. Any gain or loss on foreign currency transaction is included in comprehensive income.

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

Net income per share
--------------------

     Net income per share is computed using weighted average common stock and common stock equivalents outstanding. Common stock equivalents include shares issuable under stock options and are determined under the treasury stock method. All per share amounts have been restated to give retroactive effect to the common stock dividends paid on April 2, 1998 (see Note 11), as well as the implementation of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") in fiscal 1998.

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



               RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
               ----------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

NOTE 1 - RECEIVABLES FROM AND PAYABLES TO CLIENTS:
--------------------------------------------------

      Receivables from clients include amounts arising from normal cash and margin transactions, bank loans receivable (see Note 7), and fees receivable. Securities owned by brokerage clients are held as collateral for margin receivables. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients is shown net of an allowance for doubtful accounts of approximately $12,611,000 and $3,603,000 as of September 29, 2000 and September 24, 1999, respectively. Unsecured receivables are not significant.

      Payables to clients include brokerage client funds on deposit awaiting reinvestment and bank savings accounts and certificates of deposit. The Company pays interest at varying rates on qualifying brokerage client funds on deposit. Such funds on deposit totaled $1,985,330,000 and $1,627,629,000 at September 29, 2000 and September 24, 1999, respectively. Other brokerage client funds on deposit on which the Company does not pay interest totaled $335,792,000 and $282,267,000 at September 29, 2000 and September 24, 1999,
respectively. In addition, the Company pays interest at varying rates on client bank deposits as described in Note 7.

NOTE 2 - TRADING AND INVESTMENT ACCOUNT SECURITIES (in thousands):
------------------------------------------------------------------


                               September 29, 2000        September 24, 1999
                             ----------------------    ----------------------
                                         Securities                Securities
                                          sold but                  sold but
                             Securities   not yet      Securities   not yet
                               owned     purchased       owned     purchased
                             ----------  ----------    ----------  ----------
Marketable:
  Stocks and warrants          $ 18,964     $12,867      $  9,891     $ 3,731
  Municipal obligations          61,502          20       144,597         285
  Corporate obligations          12,370         868         9,743       3,488
  Government obligations         13,361      15,985         7,894      24,842
  Other                          15,055           -         8,183       1,054
Non-marketable                      332           -           659           -
                               --------     -------      --------     -------
                               $121,584     $29,740      $180,967     $33,400
                               ========     =======      ========     =======


NOTE 3 - AVAILABLE FOR SALE SECURITIES (in thousands):
------------------------------------------------------

      The amortized cost and estimated market values of securities available for sale at September 29, 2000 are as follows:
                                           Gross           Gross     Estimated
                             Amortized   Unrealized      Unrealized    Market
                               Cost        Gains           Losses       Value
                             ---------   ----------      ----------  ---------
Mortgage-backed securities:
    FNMA                      $120,398        $ 186        $  (414)   $120,170
    FHLMC                      191,554          333           (232)    191,655
    GNMA                        47,132            8           (354)     46,786
Corporate investments           20,511            1            (15)     20,497
Other                           20,265           27           (863)     19,429
                              --------        -----        --------   --------
                              $399,860        $ 555        $(1,878)   $398,537
                              ========        =====        ========   ========


      The amortized cost and estimated market values of securities available for sale at September 24, 1999 are as follows:
                                           Gross           Gross     Estimated
                             Amortized   Unrealized      Unrealized    Market
                               Cost        Gains           Losses       Value
Mortgage-backed securities:
    FNMA                      $126,115        $ 236        $  (460)   $125,891
    FHLMC                      196,917          362           (244)    197,035
    GNMA                        33,367            -           (387)     32,980
Corporate investments           20,521            -            (76)     20,445
Other                           24,701           14           (923)     23,792
                              --------        -----        --------   --------
                              $401,621        $ 612        $(2,090)   $400,143
                              ========        =====        ========   ========

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

                                          September 29,          September 24,
                                              2000                   1999
Rents receivable (net of principal and
 interest on the non-recourse debt)           $ 21,056               $ 21,056
Unguaranteed residual values                    10,719                 10,719
Unearned income                                 (7,368)                (7,825)
                                              ---------              ---------
Investment in leveraged leases                  24,407                 23,950
Deferred taxes arising from leveraged leases   (26,786)               (25,777)
                                              ---------              ---------
Net investment in leveraged leases            $ (2,379)              $ (1,827)
                                              =========              =========

NOTE 5 - PROPERTY AND EQUIPMENT (in thousands):
-----------------------------------------------

                                          September 29,          September 24,
                                              2000                   1999
                                          -------------          -------------
Land                                          $ 12,612               $ 12,612
Buildings and improvements                      68,234                 66,062
Furniture, fixtures, and equipment             105,116                100,134
                                              ---------              ---------
                                               185,962                178,808
Less:  accumulated depreciation
       and amortization                       $(94,898)              $(87,473)
                                              ---------              ---------
                                              $ 91,064               $ 91,335
                                              =========              =========

NOTE 6 - BORROWINGS:
--------------------

      The Company has a mortgage note payable of $38.6 million related to the financing of its home office complex. The mortgage requires monthly principal and interest payments of approximately $291,000 with a balloon payment of $32,615,000 due on January 1, 2008. The mortgage bears interest at 7.37% and is secured by land, buildings and improvements with a net book value of $47.16 million at September 29, 2000. Principal maturities under this mortgage note payable for the succeeding five years are as follows: fiscal 2001 - $671,000, fiscal 2002 - $722,000, fiscal 2003 - $777,000, fiscal 2004 - $837,000, fiscal 2005 - $900,000, and $34,701,000 thereafter.
      The Company has a three year term loan for $50 million and a $100 million committed line of credit through a group of commercial banks. The term loan bears interest at LIBOR plus 3/4%, while any draws on the line of credit would bear interest at the Company's option, at LIBOR plus 1/2%, or the higher of prime or Fed Funds plus 1/2%. There is a 1/8% loan commitment fee on the $100 million line of credit. The Company paid $118,000 in commitment fees on the line during fiscal 2000. In fiscal 1999 and 1998 the Company paid $26,000 and $63,000 in loan commitment fees on their previous line of credit. The interest rate on borrowings ranged from 6.16% to 7.55% in 2000, and 4.95% to 7.75% in 1999. The term loan and line of credit require that the Company maintain a certain net worth and requires that the Company follow certain other sound business practices. At September 29, 2000 and September 24, 1999, there were outstanding balances of $50 million and $33 million on the term loan and previous line of credit, respectively. Subsequent to yearend, the Company renewed its line of credit, increasing it to $125 million.

      The Company's Raymond James Credit Corp. subsidiary has a $50 million line of credit, under which borrowings are collateralized by client securities, which bears interest at a rate of Fed Funds plus 3/4%. There were borrowings of $33 million under this facility at September 29, 2000. The interest rate on these borrowings ranged from 5.94% to 8% during fiscal 2000 and 5.5% to 6.25% in 1999.

      Raymond James & Associates, Inc., one of the Company's broker-dealer subsidiaries, also maintains uncommitted lines of credit aggregating $430 million with commercial banks ($265 million secured and $165 million unsecured). Borrowings under the lines of credit bear interest, at the Company's option, at the banks' prime rate, Fed Funds rate plus 1/2%, or LIBOR plus 3/4%. There were no unsecured short-term borrowings outstanding at September 29, 2000. The interest rate on borrowings ranged from 5.45% to 7 1/4% in 2000, and 4 1/2% to 8 1/2% in 1999. Loans on the secured, uncommitted lines of credit are collateralized by firm or client margin securities.

      RJBank has two $5 million FHLB advances outstanding which bear interest at fixed rates of 5.67% and 5.65% and mature May 2008 and September 2010, respectively. Securities with a carrying value of approximately $63 million are pledged as collateral for these and future borrowings. The Bank's pre-approved borrowing availability related to FHLB advances is 10% of RJBank's total assets.

NOTE 7 - BANK OPERATIONS AND DEPOSITS:
--------------------------------------

      On May 6, 1994, the Company chartered RJBank in conjunction with the purchase of the deposits of certain branches of a federal savings bank from the Resolution Trust Corporation for a nominal purchase price.

      A summary of client deposit accounts (included in client payables) and weighted average interest rates follows:

                          September 29, 2000             September 24, 1999
                    -----------------------------  -----------------------------
                    (dollar amounts in thousands)  (dollar amounts in thousands)
                                        Weighted                     Weighted
                            Balance   Average Rate       Balance   Average Rate
                    ---------------   ------------ -------------   -------------
Demand deposits:
  Non-interest bearing     $  1,728         -           $    936         -
  Interest bearing            2,760      1.86%             2,963      1.66%
Money market accounts        14,606      5.00%            15,784      3.70%
Savings accounts            507,126      5.58%           469,097      4.24%
Certificates of deposit
     (3.85% - 7.25%)        113,829      6.09%           106,848      5.73%
                           --------      -----          --------      -----
                           $640,049      5.63%          $595,628      4.47%
                           ========      =====          ========      =====

      The certificates of deposit mature as follows: $52,566,000 in 2001, $19,258,000 in 2002, $5,451,000 in 2003, $21,896,000 in 2004, and $14,659,000
in 2005 and thereafter. Certificates of deposit in amounts of $100,000 or more at September 29, 2000 and September 24, 1999 were approximately $25,316,000 and $21,567,000, respectively.


      A summary of RJBank's loans receivable (included in client receivables) is as follows:

                                         September 29,     September 24,
                                             2000              1999
                                         -------------     -------------
                                            (000's)           (000's)

      Residential mortgage loans             $204,433          $138,840
      Consumer and commercial loans            87,926            30,665
                                             ---------         ---------
                                              292,359           169,505
      Allowance for loan losses                (2,936)           (1,799)
      Purchase premium                            376               455
      Purchase discount                          (328)             (303)
      Deferred origination fees
        and costs, net                            246               (75)
                                             ---------         ---------
                                             $289,717          $167,783
                                             =========         =========

      Activity in the allowance for loan losses for 2000 and 1999 consists solely of the provision for loan losses. There were no actual loan losses in 2000, 1999 or 1998. The average balance of impaired loans at September 30, 2000 and 1999 along with related interest income recognized on these loans, was immaterial to the financial statements.

      Generally, mortgage loans are secured by either first or second mortgages on residential property, consumer loans are secured by securities and time deposit accounts, and commercial loans are generally secured by real property or the general assets of the borrower. As of September 29, 2000 and September 24, 1999, 98% and 97%, respectively, of RJBank's loan portfolio was secured.

     RJBank is subject to various regulatory and capital requirements and was in compliance with all requirements at September 29, 2000 and September 24, 1999.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), RJBank is subject to rules limiting brokered deposits and related interest rates. Under these rules, banks that are deemed "well-capitalized" may accept brokered deposits without restriction, and banks deemed "adequately capitalized" may do so with a waiver from the FDIC. An "undercapitalized" bank is not eligible for a waiver and may not accept brokered deposits. As of September 29, 2000, the most recent notification from the Office of Thrift Supervision categorized RJBank as "well capitalized" under the regulatory framework for prompt corrective action.

      At  September  29,  2000 and September 24, 1999,  RJBank  exceeded  the tangible capital, core capital, core/leverage capital, Tier I/risk-based capital and total risk-based capital levels mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and FDICIA. At September 29, 2000 and September 24, 1999, RJBank's Tier I capital to average assets ratio was 7.2% and 5.8%, respectively.

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS:
------------------------------------------

      The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The derivative financial instruments are used to manage well-defined interest rate risk at RJBank.

     RJBank uses interest rate swap agreements to hedge against the potential impact of increases in market interest rates during the initial fixed rate period of certain purchased adjusted rate loan pools. Under the interest rate swap agreements, RJBank receives or makes payments, on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. At September 29, 2000 and September 24, 1999, RJBank was party to four and two interest rate swap agreements, respectively. The original terms on the contracts are five years. For the years ended September 30, 2000 and 1999, the Bank recognized a net cost, which was amortized to income, of approximately $70,000. The amount paid is based on the differential between the specified rate of the swap agreement and the variable interest rate of one-month LIBOR. There were no swap agreements outstanding at September 24, 1998.

      The net fair aggregate value of the Company's interest rate swap agreements approximated $212,000 and $159,000 at September 29, 2000 and September 24, 1999, respectively. This positive fair value represents the estimated amount the other party would have to pay the Company at each date to cancel the contracts or transfer them to other parties. Conversely, any negative fair value represents the estimated amount the Bank would have to pay the counter-party at that date to cancel the contracts of transfer to other parties. The Bank has pledged as collateral a mortgage back security with an approximate carrying value of $1,213,000 and cash in the amount of $320,000 on the swaps.

      The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral to support their financial instruments but monitors the credit standing of the counterparties.

NOTE 9 - FEDERAL AND STATE INCOME TAXES (in thousands):
-------------------------------------------------------

     The provision (benefit) for income taxes consists of:

                                                    Year Ended
                                    -----------------------------------------
                                    September 29, September 24, September 25,
                                        2000          1999          1998
                                    ------------- ------------- -------------
Current provision:
  Federal                               $ 71,029      $ 49,841      $ 56,151
  State                                   12,290         8,588         9,774
                                        ---------     ---------     ---------
                                          83,319        58,429        65,925
                                        ---------     ---------     ---------
Deferred benefit:
  Federal                                 (3,356)       (5,110)       (7,120)
  State                                     (478)         (890)       (1,273)
                                        ---------     ---------     ---------
                                          (3,834)       (6,000)       (8,393)
                                        ---------     ---------     ---------
                                        $ 79,485      $ 52,429      $ 57,532
                                        =========     =========     =========

      The Company's effective tax rate on pre-tax income differs from the statutory federal income tax rate due to the following:

                                                    Year Ended
                                    -----------------------------------------
                                    September 29, September 24, September 25,
                                        2000          1999          1998
                                    ------------- ------------- -------------
Provision calculated at
 statutory rates                        $ 72,251      $ 48,145      $ 52,637
State income taxes, net
 of federal benefit                        7,678         5,003         5,526
Other                                       (444)         (719)         (631)
                                        ---------     ---------     ---------
                                        $ 79,485      $ 52,429      $ 57,532
                                        =========     =========     =========

      The major deferred tax asset (liability) items, as computed under FAS 109, are as follows:

                                                  September 29, September 24,
                                                      2000          1999
                                                  ------------- -------------
Deferred tax assets:
     Deferred compensation                            $ 33,543      $ 38,156
     Accrued expenses                                   26,254        20,843
     Other                                              21,961        17,021
                                                      ---------     ---------
Total deferred tax assets                               81,758        76,020
                                                      ---------     ---------
Deferred tax liabilities:
     Aircraft leases                                   (26,786)      (25,777)
     Other                                             (10,744)      (10,612)
                                                      ---------     ---------
Total deferred tax liabilities                         (37,530)      (36,389)
                                                      ---------     ---------
Net deferred tax assets                               $ 44,228      $ 39,631
                                                      =========     =========

NOTE 10 - COMMITMENTS AND CONTINGENCIES:
----------------------------------------

      Long-term lease agreements expire at various times through 2004. Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $15,384,000 in 2001, $13,587,000 in 2002, $9,717,000
in  2003,  $7,050,000 in 2004, $5,105,000 in 2005 and $6,132,000  thereafter.
Rental expense incurred under all leases, including equipment under short-term agreements, aggregated $16,338,000, $13,154,000, and $11,085,000 in
2000, 1999 and 1998, respectively.

      The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJ Tax Credit") up to $60 million upon request. Any borrowings bear interest at broker call plus 1% per annum. RJ Tax Credit is charged 1% for amounts guaranteed. The borrowings are secured by properties under development. At September 29, 2000, balances of $15,636,000 were loaned to RJ Tax Credit and $2,740,000 were guaranteed. At September 24, 1999, balances of $8,553,000 were loaned to RJ Tax Credit and $440,000 were guaranteed. The commitment expired in November 2000 at which time any outstanding balances were due and payable. On November 29, 2000, the Board of Directors renewed the commitment until November 2001.

      At September 29, 2000, RJBank had letters of credit of $1,524,000 outstanding. In addition, RJBank had commitments to fund loans at fixed and variable rates of $3,662,000 and $3,719,000, respectively, at September 29, 2000.

      Securities with carrying values of $69,789,000 and $21,349,000 are pledged as collateral with the Federal Home Loan Bank for advances at September 29, 2000 and September 24, 1999, respectively.

      As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $2,295,000 and $2,719,000 were recognized in fiscal 2000 and 1999, respectively.

      In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at September 29, 2000 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

      The Company utilizes a letter of credit and deposits with clearing organizations to satisfy margin deposit requirements. At September 29, 2000 and September 24, 1999, the Company had a letter of credit outstanding of $100,000 and client margin securities valued at $107,778,000 and $86,277,000, respectively, on deposit with a clearing organization.

      The Company also has guaranteed lines of credit and comfort letters for their various foreign joint ventures as follows: two lines of credit totaling $6 million in Turkey, two lines of credit not to exceed $11 million in Argentina, a $5 million line of credit and a $325,000 letter of credit in India, twenty one comfort letters totaling $55,000,000 in Turkey, four comfort letters totaling $8,000,000 in Argentina and two comfort letters for $2,325,000 in India. In addition, the Company has guaranteed trades with counterparties in Turkey, Argentina and India.

      The Company has committed $25.6 million and $20 million to 28 and 21 independent venture capital limited partnerships of which $17 million and $12 million had been paid as of September 29, 2000 and September 24, 1999, respectively.

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

     On June 19, 2000 a judgment in the amount of $40.7 million was entered in the United States District Court for the Eastern District of Kentucky, Covington Division, against two of the Company's subsidiaries: Raymond James & Associates, Inc (RJA) and RJ Mortgage Acceptance Corp., a subsidiary which has been inactive since 1995. The judgment was based on a jury verdict that found that both companies had breached a contractual obligation made in 1994 to provide financing in the amount of $18 million to Corporex Realty and Investment Corporation and a related entity. The jury also found that both defendants had defrauded the plaintiffs in failing to provide this financing; the jury awarded the plaintiffs compensatory damages of approximately $10 million (including $7.6 million for "lost investment opportunity") and $30 million in punitive damages. The Company intends to appeal the judgment to the U.S. Court of Appeals for the Sixth Circuit. The Company has provided for this judgment in the accompanying consolidated financial statements.

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

NOTE 11 - CAPITAL TRANSACTIONS:
-------------------------------

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for general corporate purposes. At September 29, 2000, pursuant to prior authorizations from the Board of Directors, 1,768,875 shares were available to be repurchased.

      In February 1998, the Company's Board of Directors declared a 3-for-2 stock split in the form of a dividend. The additional shares were distributed on April 2, 1998, to shareholders of record on March 10, 1998. All references (unless otherwise noted) in the consolidated financial statements and accompanying notes to amounts per share and to the number of common shares have been restated to give retroactive effect to the stock dividends.

     The Company sold equity put options in October 1998 and August 1999 that entitled the holder, at the expiration date, to sell 239,000 and 400,000 shares of common stock to the Company at exercise prices of $18.31 and $20.24 per share, respectively. In February 2000, the Company extended their contract for additional consideration of $1.39 per share. The $556,000 and $1,314,000 in premiums have been accounted for as additional paid-in capital in fiscal 2000 and fiscal 1999, respectively. There were no put options outstanding at September 29, 2000.

NOTE 12 - EMPLOYEE BENEFIT PLANS:
---------------------------------

      The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements. Such benefits become fully vested after seven years of qualified service. The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually. Roney offered a similar plan which was merged into the Company's plan on January 1, 2000. The Company's Long Term Incentive Plan ("LTIP") is a non-qualified deferred compensation plan that provides benefits to employees who meet certain length of service and compensation requirements. Contributions to the qualified plans and the LTIP contribution for management are made in amounts approved annually by the Board of Directors. Compensation expense includes aggregate contributions to these plans of $24,196,000, $16,240,000 and $17,299,000, for fiscal 2000, 1999 and 1998, respectively.

Stock Compensation Plans

      At September 29, 2000, the Company has eight stock-based compensation plans, which are described below. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"),the Company applies APB 25, "Accounting for
Stock Issued to Employees" and related interpretations in accounting for these plans.

      If the Company had elected to recognize compensation expense based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                             Year Ended
                                                 -------------------------------
                                                 Sept. 29,  Sept. 24,  Sept. 25,
                                                   2000       1999       1998
                                                 ---------  ---------  ---------
Net income (in thousands)       As reported       $125,195    $85,090    $92,704
                                Pro forma         $122,437    $82,735    $90,569

Net income per share - basic    As reported        $  2.70    $  1.79    $  1.92
                                Pro forma          $  2.64    $  1.74    $  1.88

Net income per share - diluted  As reported        $  2.67    $  1.76    $  1.86
                                Pro forma          $  2.61    $  1.71    $  1.81

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For disclosure purposes, the fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in fiscal 2000, 1999 and 1998, respectively: dividend yields of 1.4%, 1.3% and 1.1%; expected volatility of 45.7%, 42.6% and 44.1%, risk-free interest rates of 6.25%, 4.96% and 5.85%, and expected lives of 5.16, 5.61 and 5.32 years.

Fixed Stock Option Plans

     The Company has one qualified and three non-qualified fixed stock option plans. Under the 1992 Incentive Stock Option Plan, the Company may grant options to its management personnel for up to 4,612,500 shares of common stock. The 1992 Plan was established to replace, on substantially the same terms and conditions, the 1982 Plan. Options are granted to key administrative employees and Financial Advisors of Raymond James & Associates, Inc. who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time.

     Under one of the Company's non-qualified stock option plans, the Company may grant up to 2,278,125 shares of common stock to independent contractor Financial Advisors. Options are exercisable five years after grant date provided that the Financial Advisors are still associated with the Company. Under the Company's second non-qualified stock option plan, the Company may grant up to 379,688 shares of common stock to the Company's outside directors. Options vest over a five-year period from grant date provided that the director is still serving on the Board of the Company. Under the Company's third non-qualified stock option plan, the Company may grant up to 1,125,000 shares of common stock to key management personnel. Option terms are specified in individual agreements and expire on a date no later than the tenth anniversary of the grant date. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years.

      A summary of the status of the Company's four fixed stock option plans as of September 29, 2000, September 24, 1999 and September 25, 1998 and changes during the years ending on those dates is presented below:

                          2000                1999                1998
                    ------------------  ------------------  ------------------
                    Shares    Weighted  Shares    Weighted  Shares    Weighted
                              Average             Average             Average
                              Exercise            Exercise            Exercise
                              Price               Price               Price
                    ----------------------------------------------------------
Outstanding at
 beginning of year  2,481,688   $15.52  2,738,045   $14.00  2,539,220   $ 9.37
Granted               881,075    20.25    258,785    21.24    831,340    23.15
Canceled             (246,127)   18.60   (190,902)   14.33    (84,516)   12.32
Exercised            (315,809)    8.22   (324,240)    8.09   (547,999)    6.66
                    ----------  ------  ----------  ------  ----------  ------
Outstanding at
 Yearend            2,800,827   $17.56  2,481,688   $15.52  2,738,045   $14.00
                    ==========  ======  ==========  ======  ==========  ======
Options exercisable
 at yearend           506,802             299,350             215,878
Weighted average
 fair value of
 options granted
 during the year                $ 8.89              $ 8.89              $10.26

     The following table summarizes information about fixed stock options outstanding at September 29, 2000:

                        Options Outstanding             Options Exercisable
                --------------------------------------------------------------
    Range of    Number        Weighted-     Weighted-   Number       Weighted-
    Exercise    Outstanding   Average       Average     Exercisable  Average
    Prices      at 9/29/00    Remaining     Exercise    at 9/29/00   Exercise
                              Contractual   Price                    Price
                              Life
------------------------------------------------------------------------------
$ 3.16 -  6.33      17,776     0.2          $ 6.17         17,776    $ 6.17
$ 6.33 -  9.49      58,500     1.2            9.29          6,750      8.08
$ 9.49 - 12.65     901,970     1.3           11.16        480,401     10.83
$12.65 - 15.81      86,625     2.3           13.39              -         -
$15.81 - 18.98     220,750     4.9           18.53          1,125     18.33
$18.98 - 22.14     755,325     4.5           20.37              -         -
$22.14 - 25.30     605,481     2.5           22.57              -         -
$25.30 - 28.46     134,150     4.0           26.40            750     26.46
$28.46 - 31.63      20,250     2.9           31.47              -         -
                 ---------     ---          ------        -------    ------
                 2,800,827     2.9          $17.56        506,802    $10.67
                 =========     ===          ======        =======    ======

Restricted Stock Plan

      Under the 1999 Restricted Stock Plan the Company is authorized to issue up to 1,000,000 restricted shares of common stock to employees and independent contractors. Awards under this plan may be granted by various departments of the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management growth, and/or profitability of the Company. These shares are forfeitable in the event of voluntary termination. The compensation cost is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. As of September 29, 2000, 30,500 shares were granted with a future service period of 5 years.

Employee Stock Purchase Plan

      Under the 1998 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,125,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plans, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plans, the Company sold 209,883, 301,837 and 314,114 shares to employees in fiscal years 2000, 1999 and 1998, respectively. The compensation cost which would have been recognized for the fair value of the employees' purchase rights was calculated as the value of the 15% discount from market value.

Stock Bonus Plan

      The Company's 1999 Stock Bonus Plan authorizes the Company to issue up to 1,000,000 restricted shares to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000. Under the plan the restricted stock is granted at a twenty percent discount in determining the number of shares to be granted and the shares are generally restricted for a three year period, during which time the shares are forfeitable in the event of voluntary termination. The compensation cost is recognized over the three year vesting period based on the market value of the shares on the date of grant. No shares had been granted under this plan as of September 29, 2000.

Employee Investment Fund

      Certain key employees of the Company participate in the Raymond James Employee Investment Fund I, a limited partnership which invests in the merchant banking activities of the Company and other venture capital limited partnerships. The Company makes a non-recourse loan to these employees for two thirds of the purchase price per unit. The loan plus interest is intended to be paid back from the earnings of the fund.

NOTE 13- NET CAPITAL REQUIREMENTS:
----------------------------------

      The broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Raymond James & Associates, Inc. ("RJA"), a member firm of the New York Stock Exchange, Inc. ("NYSE"), is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement", which RJA has elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising form client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. In addition, on May 28, 1999, the Company purchased Roney & Co., a broker-dealer. The net capital position of the Company's clearing broker-dealer subsidiary was as follows:

                                               September 29,     September 24,
                                                   2000              1999
                                               -------------     -------------
Raymond James & Associates, Inc.:               (dollar amounts in thousands)
   (alternative method elected)
  Net capital as a percent of Aggregate
   Debit Items                                          16%               19%
  Net capital                                      $311,917          $218,456
  Less: required net capital                         37,940            22,848
                                                   --------          --------
  Excess net capital                               $273,977          $195,608
                                                   ========          ========

All other broker-dealer subsidiaries were in compliance at September 29, 2000 and September 24, 1999.

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

      The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed and securities loaned was $2,045,325,000 and $2,015,589,000, respectively, at September 29, 2000 and $1,242,224,000 and $1,344,366,000, respectively, at
September 24, 1999. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

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

     The Company has sold securities that it does not currently own, and will therefore, be obligated to purchase such securities at a future date. The Company has recorded $29.7 million and $33.4 million, at September 29, 2000 and September 24, 1999, respectively, which represents the market value of the related securities at such dates. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal yearend. The Company utilizes short government obligations  and  equity  securities  to  hedge  long  proprietary  inventory
positions.   At  September  29, 2000, the Company  had  $7,968,000  in  short government obligations and $784,000 in short equity securities which represented hedge positions. At September 24, 1999, the Company had $24,670,000 in short government obligations and $1,275,000 in short equity securities, which represented hedge positions.

       The Company enters into security transactions involving forward settlement. The Company has recorded transactions with a contract value of $38,099,000 and $61,353,000 and a market value of $38,783,000 and $62,257,000 as of September 29, 2000 and September 24, 1999, respectively. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Company's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

      The majority of the Company's transactions, and consequently, the concentration of its credit exposure is with clients, broker-dealers and other financial institutions in the United States. These activities primarily involve collateralized arrangements and may result in credit exposure in the event that the counterparty fails to meet its contractual obligations. The Company's exposure to credit risk can be directly impacted by volatile securities markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties' financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.

NOTE 15 - SEGMENT ANALYSIS:
---------------------------

  The Company's reportable segments are: retail distribution, institutional distribution, investment banking, asset management and other. The retail distribution segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the U.S. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The institutional distribution segment includes institutional sales offices in the U.S. and Europe providing securities brokerage services emphasizing the sale of U.S. equities and fixed income products to institutions. The investment banking segment includes management and participation in underwritings (exclusive of sales credits, which are included in the distribution segments), mergers and acquisitions, public finance, trading, research and market making. The asset management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management and RJA's Asset Management Services division and mutual fund management by Heritage Asset Management, Inc. In the various programs offered by these entities, clients' funds are professionally managed either in individual accounts or in mutual funds. RJBank and the trust companies, the results of operations of international joint ventures, stock loan/stock borrow and earnings on firm capital are included in the segment entitled "other".

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

     The Company's business is predominantly in the U.S., with only 4% of revenues and 2% of net income coming from international operations.

     Information concerning operations in these segments of business is as follows:

                                        2000         1999          1998
                                    -----------   ----------    ----------
     Revenue:                              (amounts in thousands)
     Retail distribution            $1,206,775    $  847,783    $  704,598
     Institutional distribution        172,130       158,596       146,590
     Investment banking                 42,848        36,155        57,180
     Asset management                  124,005        95,055        86,221
     Other                             152,836        94,617        88,318
                                    -----------   ----------    ----------
          Total                     $1,698,594    $1,232,206    $1,082,907
                                    ===========   ==========    ==========

     Pre-tax income:
     Retail distribution            $  162,619    $   90,564    $   79,062
     Institutional distribution         13,688        12,782        15,747
     Investment banking                  3,658         3,636        25,405
     Asset management                   29,141        21,603        22,002
     Other                              (4,426)        8,934         8,020
                                    -----------   ----------    ----------
          Total                     $  204,680    $  137,519    $  150,236
                                    ===========   ==========    ==========

NOTE 16 - RELATED PARTIES:
--------------------------

      A director and a former employee of the Company each owned 7.5% of the outstanding shares of common stock of RJ Properties, Inc. ("RJP"), a subsidiary of the Company, until August 1999 when the shares were purchased by RJP for an adjusted book value totaling $517,000 and notes payable of $200,000. They will receive payments on the notes as RJP collects on certain receivables, which were excluded from the adjusted book value calculation. Such shares were acquired for nominal consideration in connection with the organization of RJP in 1980.

NOTE 17- ACQUISITION OF RONEY & CO.:
------------------------------------

      On May 28, 1999, the Company purchased Roney from Bank One Corporation for $71.3 million and the assumption of approximately $10 million in deferred compensation liabilities. For consolidated financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Roney's results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price, which was originally financed through available cash resources and the Company's line of credit (subsequently replaced by a three year term note), has been allocated to the assets of Roney based on their respective fair market values. The excess of the purchase price over assets acquired (goodwill) approximated $35 million and is being amortized over 15 years.

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

NOTE 18 - SUBSEQUENT EVENT:
---------------------------

      The Company has entered into an agreement to acquire 100% of the outstanding shares of Goepel McDermid Inc., a Canadian broker-dealer, for CDN $112.5 million plus the establishment of CDN $17.5 million in deferred compensation. The CDN $112.5 million purchase price will consist of 1,000,000 shares of RJF common stock (to be valued at $25.75 per share) and cash, for an estimated total purchase price of $75 to $80 million.

      The transaction, which is anticipated to close at the beginning of January 2001, will be accounted for as a purchase. Accordingly, the Company will record the assets at estimated fair value and record the remainder of the purchase price as goodwill. The transaction will initially be financed by available cash and the Company's line of credit.

EXHIBIT 11
----------

                        RAYMOND JAMES FINANCIAL, INC.
                        -----------------------------
                      COMPUTATION OF EARNINGS PER SHARE
                      ---------------------------------
                  (in thousands, except per share amounts)



                                                 Year Ended
                                 -------------------------------------------
                                 September 29,  September 24,  September 25,
                                     2000           1999           1998
                                 -------------  -------------  -------------
Net income                            $125,195        $85,090        $92,704
                                      ========        =======        =======
Weighted average common
 shares outstanding during the
 period (1)                             46,291         47,606         48,160


Additional shares assuming
 exercise of stock options (1)(2)          576            843          1,791
                                      --------        -------        -------
Weighted average diluted common
 shares (1)                             46,867         48,449         49,951
                                      ========        =======        =======

Net income per share - basic (1)      $   2.70        $  1.79        $  1.92
                                      ========        =======        =======

Net income per share - diluted (1)    $   2.67        $  1.76        $  1.86
                                      ========        =======        =======

(1)  Gives effect to the 3-for-2 common stock split paid on April 2, 1998.

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


EXHIBIT 21
----------

                        RAYMOND JAMES FINANCIAL, INC.
                        -----------------------------
                            LIST OF SUBSIDIARIES
                            --------------------

      The following listing includes the registrant's subsidiaries, which are included in the consolidated financial statements:

                                                   Place of       Subsidiary or
Name of Company                                 Incorporation   Joint Venture of
---------------                                 -------------   ----------------
Raymond James & Associates, Inc. ("RJA")           Florida        Raymond James
                                                                  Financial,
                                                                  Inc. ("RJF")
Awad & Associates, Inc.                            Florida        RJF
Awad Asset Management, Inc.                        Florida        RJF
Eagle Asset Management, Inc.                       Florida        RJF
Gateway Assignor Corporation, Inc.                 Florida        RJF
Geovest Energy, Inc.                               Florida        RJF
Heritage Asset Management, Inc.                    Florida        RJF
Investment Management & Research, Inc.             Florida        RJF
Planning Corporation of America ("PCA")            Florida        RJA
PCAF, Inc.                                         Florida        PCA
Raymond James Bank, FSB                            Florida        RJF
Raymond James Capital, Inc.                        Delaware       RJF
Raymond James Credit Corporation                   Delaware       RJF
RJEIF, Inc.                                        Delaware       RJF
Raymond James Financial Services, Inc.             Florida        RJF
Raymond James International Holdings, Inc.("RJIH") Delaware       RJF
Raymond James Partners, Inc.                       Florida        RJF
Raymond James Trust Company                        Florida        RJF
Raymond James Trust Company West                   Washington     RJF
RJC Partners, Inc.                                 Florida        RJF
RJ Communication, Inc.                             Florida        RJF
Raymond James Tax Credit Funds, Inc.               Florida        RJF
RJ Equities, Inc.                                  Florida        RJF
RJ Equities-2, Inc.                                Florida        RJF
RJ Government Securities, Inc.                     Florida        RJF
RJ Health Properties, Inc.                         Florida        RJF
RJ Leasing, Inc.                                   Florida        RJF
RJ Leasing-2, Inc.                                 Florida        RJF
RJ Medical Investors, Inc.                         Florida        RJF
RJ Mortgage Acceptance Corporation                 Delaware       RJF
RJ Partners, Inc.                                  Florida        RJF
RJ Properties, Inc. ("RJP")                        Florida        RJF
RJ Properties Acquisition Corp.                    Florida        RJP
RJ Realty, Inc.                                    Florida        RJF
RJ Specialist Corp.                                Florida        RJF
RJA Structured Finance, Inc.                       Delaware       RJF
Robert Thomas Securities, Inc.                     Florida        RJF
Value Partners, Inc.                               Florida        RJF
Raymond James Killik, Ltd.                         United Kingdom RJF
Heritage International, Ltd. ("HIL")               Mauritius      RJIH
Raymond James & Associates, Ltd.                   Bermuda        RJIH
Raymond James Dublin, Ltd.                         Ireland        RJIH
Raymond James Financial International, Ltd.        United Kingdom RJIH
Raymond James European Holdings, Inc.("RJEH")      Florida        RJIH
Raymond James South American Holdings,Inc.
 ("RJSAH")                                         Florida        RJIH
Raymond James & Associates Ltd.,                   Bermuda        RJIH
Raymond James Asset Management Int'l., S.A.
 ("RJAMI")                                         France         RJIH
Raymond James Financial International, Ltd.        London         RJIH
ASK-Raymond James Securities India Ltd.            India          HIL
IT Finance                                         France         RJAMI
Park-Raymond James Securities                      Turkey         RJEH
Raymond James Argentina Sociedad De Bolsa, S.A.    Argentina      RJSAH

EXHIBIT 3.2.1
-------------
                 AMENDED ARTICLE IV SECTION 8 OF THE BY-LAWS
                 -------------------------------------------
XII   RESOLVED, that the Board of Directors hereby approves the amendment  of
Article IV, Section 8 of the By-laws so that it shall read, in its entirety, as follows:

     "Section  8.   Notice of all special meetings of the Board of  Directors
     shall be given to each director by two (2) days' service of the same by telecopier transmission, mail, electronic mail or personally."