Form 10-Q
period 2000-12-29
RAYMOND JAMES FINANCIAL INC
filed 2001-02-09
CIK 720005

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark one)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended December 29, 2000
                                             -----------------
                                      OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                To
                              ----------------  ----------------

Commission file number  1-9109
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

     47,525,893 shares of Common Stock and 601,282 exchangeable shares as
     --------------------------------------------------------------------
                             of February 5, 2001.
                             --------------------

The exchangeable shares were issued on January 2, 2001 in connection with the acquisition of Goepel McDermid Inc. They are exchangeable into shares of common stock on a one-for-one basis and entitle holders to payments equivalent to cash dividends paid on shares of common stock.


                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
               Form 10-Q for the Quarter Ended December 29, 2000
               -------------------------------------------------
                                     INDEX
                                     -----


PART I. FINANCIAL INFORMATION                                              PAGE
        ---------------------

  Item 1. Financial Statements

            Consolidated Statement of Financial Condition as of
            December 29, 2000 (unaudited) and September 29, 2000             2

            Consolidated Statement of Operations (unaudited) for the
            three month period ended December 29, 2000 and
            December 31, 1999                                                3

            Consolidated Statement of Cash Flows (unaudited) for the
            three months ended December 29, 2000 and December 31, 1999       4

            Notes to Consolidated Financial Statements (unaudited)           5


  Item 2. Management's Financial Discussion and Analysis                     7

  Item 3. Quantitative and Qualitative Disclosure of Market Risk             9



PART II. OTHER INFORMATION
         -----------------

  Item 5.   Other Information                                               10

  Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibit 11:  Computation of Earnings Per Share                  11

      (b)   Reports on Form 8-K:  None


          All other items required in Part II have been previously filed or are not applicable for the quarter ended December 29, 2000.





                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 ---------------------------------------------
                     (in thousands, except share amounts)

                                                    December 29, September 29,
                                                        2000         2000
                                                    ------------ -------------
ASSETS
Cash and cash equivalents                            $  421,684    $  305,284
Assets segregated pursuant to Federal Regulations:
  Cash and cash equivalents                              18,636           183
  Securities purchased under agreements to resell     1,528,988       814,050
Securities owned:
  Trading and investment account securities             238,609       121,584
  Available for sale securities                         330,150       398,537
Receivables:
  Clients, net                                        1,774,648     2,037,049
  Stock borrowed                                      2,201,611     2,143,452
  Brokers, dealers and clearing organizations           214,357       123,874
  Other                                                 107,018        97,415
Investment in leveraged leases                           24,539        24,407
Property and equipment, net                              90,143        91,064
Deferred income taxes, net                               49,555        44,228
Deposits with clearing organizations                     23,394        24,621
Intangible assets                                        31,814        32,448
Prepaid expenses and other assets                        74,454        50,620
                                                     -----------   -----------
                                                     $7,129,600    $6,308,816
                                                     ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                        $  146,366    $  132,470
Payables:
  Clients                                             3,648,446     2,962,786
  Stock loaned                                        2,127,803     2,109,506
  Brokers, dealers and clearing organizations            63,629        69,190
  Trade and other                                       155,475       152,937
Trading account securities sold but not yet
 purchased                                              121,044        29,740
Accrued compensation and commissions                    145,273       199,678
Income taxes payable                                     25,568         1,991
                                                     -----------   -----------
                                                      6,433,604     5,658,298
                                                     -----------   -----------
Commitments and contingencies (Note 10)                       -             -

Shareholders' equity:
  Preferred stock; $.10 par value; authorized
   10,000,000 shares; issued and outstanding -0- shares       -             -
  Common stock; $.01 par value; authorized
   100,000,000 shares; issued 48,997,995 shares             490           490
  Additional paid-in capital                             59,628        56,380
  Accumulated other comprehensive income                   (743)       (1,618)
  Retained earnings                                     670,163       642,202
                                                     -----------   -----------
                                                        729,538       697,454
  Less:  1,932,521 and 2,710,636 common shares
   in treasury, at cost                                 (33,542)      (46,936)
                                                     -----------   -----------
                                                        695,996       650,518
                                                     -----------   -----------
                                                     $7,129,600    $6,308,816
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

                                                       Three Months Ended
                                                 -----------------------------
                                                 December 29,     December 31,
                                                     2000             1999
                                                 ------------     ------------
Revenues:
  Securities commissions and fees                    $245,239         $244,023
  Investment banking                                   12,989           16,158
  Investment advisory fees                             33,528           25,467
  Interest                                            102,465           75,904
  Correspondent clearing                                1,052            1,316
  Net trading profits                                   6,980            5,235
  Financial service fees                               10,742           10,095
  Other                                                 8,028            5,728
                                                     --------         --------
Total revenues                                        421,023          383,926
                                                     --------         --------
Expenses:
  Compensation and benefits                           245,196          237,791
  Communications and information processing            13,568           14,110
  Occupancy and equipment                              13,276           11,944
  Clearance and floor brokerage                         3,153            3,282
  Interest                                             70,813           48,883
  Business development                                 12,065           10,479
  Other                                                13,823           14,210
                                                     --------          -------
Total expenses                                        371,894          340,699
                                                     --------         --------
Income before provision for income taxes               49,129           43,227

Provision for income taxes                             16,948           16,411
                                                     --------         --------
Net income                                           $ 32,181         $ 26,816
                                                     ========         ========
Net income per share-basic                           $    .69         $    .57
                                                     ========         ========
Net income per share-diluted                         $    .67         $    .56
                                                     ========         ========
Cash dividends declared per
 common share                                        $   .090         $   .075
                                                     ========         ========
Weighted average common shares
 outstanding-basic                                     46,648           46,876
                                                     ========         ========
Weighted average common and common
 equivalent shares outstanding-diluted                 47,822           47,498
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

                                                       Three Months Ended
                                                  ----------------------------
                                                  December 29,    December 31,
                                                      2000            1999
                                                  ------------    ------------
Cash flows from operating activities:
  Net income                                       $   32,181      $   26,816
                                                   -----------     -----------
  Adjustments to reconcile net income
   to net cash provided by operating
    activities:
    Depreciation and amortization                       5,346           5,401
  (Increase) decrease in assets:
    Deposits with clearing organizations                1,227             600
    Receivables:
     Clients, net                                     262,401        (292,872)
     Stock borrowed                                   (58,159)        (91,003)
     Brokers, dealers and clearing organizations      (90,483)        (27,716)
     Other                                             (9,603)         (6,349)
    Trading account securities, net                   (25,721)         65,780
    Deferred income taxes                              (5,327)           (951)
    Prepaid expenses and other assets                 (10,981)          9,185
  Increase (decrease) in liabilities:
    Payables:
     Clients                                          685,660         871,232
     Stock loaned                                      18,297         (94,882)
     Brokers, dealers and clearing organizations       (5,561)        (15,140)
     Trade and other                                    2,538          20,149
     Accrued compensation                             (54,405)        (50,893)
     Income taxes payable                              23,577          13,896
                                                   -----------     -----------
      Total adjustments                               738,806         406,437
                                                   -----------     -----------
Net cash provided by operating activities             770,987         433,253
                                                   -----------     -----------
Cash flows from investing activities:
  Additions to property and equipment, net             (4,425)         (8,157)
  Securities available for sale, net                   68,619         (34,671)
                                                   -----------     -----------
Net cash provided by (used in) investing activities    64,194         (42,828)
                                                   -----------     -----------
Cash flows from financing activities:
  Borrowings from banks and financial institutions     41,228          51,351
  Repayments on loans                                 (27,332)       (107,154)
  Exercise of stock options, stock grants
   and employee stock purchases                         4,291           1,560
  Purchase of treasury stock                                -         (22,029)
  Cash dividends on common stock                       (4,220)         (3,494)
                                                   -----------     -----------
Net cash provided by (used in) financing activities    13,967         (79,766)
                                                   -----------     -----------
Currency adjustments:
  Effect of exchange rate changes on cash                 643            (254)
Net increase in cash and cash equivalents             849,791         310,405
Cash and cash equivalents at beginning of period    1,119,517       1,353,843
                                                   -----------     -----------
Cash and cash equivalents at end of period         $1,969,308      $1,664,248
                                                   ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest                           $   44,991      $   36,425
                                                   ===========     ===========
  Cash paid for taxes                              $    2,830      $    3,467
                                                   ===========     ===========

                See Notes to Consolidated Financial Statements.

Supplemental disclosure of non-cash activities:
Issuance of 387,486 Treasury shares of restricted
common stock as deferred compensation vesting
over 5 years.                                      $   12,351


                RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------
                               December 29, 2000

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

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $60 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires in November 2001, at which time any outstanding balances will be due and payable. At December 29, 2000, there were loans of $14,540,199 outstanding and guarantees of $2,739,725.

      The Company has guaranteed lines of credit for its various foreign joint ventures as follows: three lines of credit totaling $12.5 million in Turkey, two lines of credit not to exceed $11 million in Argentina and a $325,000 letter of credit in India. In addition, the Company has twenty-one limited guarantees to customers totaling $55 million in Turkey, four comfort letters totaling $8 million in Argentina and one comfort letter for $2 million in India.

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

     The Company has filed a notice of appeal with the U.S. Court of Appeals for the Sixth Circuit and has posted a bond securing the judgment. The Company is unable to predict the ultimate outcome of this matter. If the Company is unsuccessful in setting aside all of this judgment, the Company will be required to pay interest from June 19,2000 on the amount sustained by the Court of Appeals at the statutory rate of 6.375% per year. The company has provided for this judgement in the accompanying consolidated financial statements.

     In the opinion of the Company's management, based in part on outside legal counsel, and after consideration of amounts provided for in the accompanying financial statements, ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

Capital Transactions

      The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. A total of 1,968,875 shares remained available to purchase as of December 29, 2000.

      At their meeting on November 29, 2000, the Board of Directors of the Company increased the annual dividend to $.36 per share, a 20% increase and declared the first $.09 quarterly dividend payable to shareholders of record December 13, 2000.

      Effective January 1, 2001 the Company purchased Goepel McDermid, Inc. for a purchase price which included 1,000,000 shares, see discussion under Subsequent Events

Net Capital Requirements

      The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, shall not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital position of the Company's clearing broker-dealer subsidiary at December 29, 2000 was as follows (dollar amounts in thousands):

        Raymond James & Associates, Inc.:
        ---------------------------------
        (alternative method elected)
         Net capital as a percent of aggregate debit items    18.69%
         Net capital                                        $286,128
         Required net capital                                $30,611

     The other broker-dealer subsidiary was in compliance at December 29, 2000.

Comprehensive Income

      Total comprehensive income for the three months ended December 29, 2000 and December 31, 1999 is as follows (in thousands):

                                                      Three Months Ended
                                                  ---------------------------
                                                  December 29,   December 31,
                                                      2000           1999
                                                  ------------   ------------
Net income                                           $ 32,181       $ 26,816
Other comprehensive income:
  Unrealized gains(loss)
   on securities held for sale, net of tax                273           (587)
  Unrealized loss on interest rate
   swaps accounted for as hedges                          (41)             -
  Translation adjustment                                  643           (254)
                                                     ---------      ---------
  Total comprehensive income                         $ 33,056       $ 25,975
                                                     =========      =========

Item 2.
-------
                MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS
                ----------------------------------------------

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 24, 1999).

Results of Operations - Three months ended December 29, 2000 compared with three
---------------------   months ended December 31, 1999.
                        -------------------------------

      Quarterly revenues of $421,023,000 exceeded the prior year quarter's $383,926,000 by 10%. Augmented by a $2 million income tax refund which was related to prior years and reduced the current period provision, net income of $32,181,000, or $.67 per share, was a 20% increase over the $26,816,000, or
$.56 per share, in the prior year.

     Declining equity markets produced essentially flat commission revenues. A 38% increase in fee-based commission equivalents was offset by decreases in OTC and listed equity commissions. The number of Financial Advisors at the end of December was 4,313, which represents a 6% increase from the prior year.

      Investment banking was down 20% from the comparable quarter last year  as
underwriting  activity  continues to be extremely slow.   However,  merger  and
acquisition fees were up 35% over the prior year.

      Financial assets under management have increased 8% over prior year while related investment advisory fees increased 32% as certain fees are billed in advance based on beginning-of-quarter balances. As a result, a portion of the fees reflected in the December quarters are based on the September balances. The balances in September were 5% higher than the current quarter due to asset depreciation during the current quarter.

                                       December 29,   December 31,   % Increase
                                           2000           1999        (Decrease)
                                       ------------   ------------   -----------
Assets Under Management (000's):

     Eagle Asset Management, Inc.       $ 5,472,337    $ 5,674,064       (4%)
     Heritage Family of Mutual Funds      5,850,212      5,405,093        8%
     Investment Advisory Services         4,926,000      3,949,000       25%
     Awad Asset Management                  584,000        614,000       (5%)
                                        -----------    -----------
   Total Financial Assets Under
        Management                      $16,832,549    $15,642,157        8%
                                        ===========    ===========

      Net interest income of $31.6 million established another quarterly record and was 17% higher than the comparable prior year quarter. The increased earnings on cash balances and an increase of 25% in RJBank net interest earnings compare favorably to the prior year quarter. Client margin account balances, a significant source of interest income for the Company, declined sharply during the quarter as investors opted to use loss leverage in the face of declining equity markets.

      The increase in trading profits of 33% was due mostly to fixed income activities with significant gains in corporate and municipal trading.

      Other revenues include increased postage and handling fees from a rate increase that took effect in February 2000.

      Business development expenses reflect the acceleration of the Company's branding efforts.

      Data communications expenses are down 4% in comparison to last year's December quarter, which included additional expenses attributable to Y2K.

      The increase in occupancy and equipment cost reflects the additions and upgrades of retail and institutional branches and upgrades of computers and workstations at the Company headquarters.

Segment Information

     The Company's reportable segments are: retail distribution, institutional distribution, investment banking, asset management and other. Segment data include charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments. The Company has not disclosed asset information by segment as the information is not produced.

      Information concerning operations in these segments of business is as follows:

                                                       Three Months Ended
                                                  ----------------------------
                                                  December 29,    December 31,
                                                      2000            1999
                                                  ------------    ------------
Revenues: (000's)
---------
    Retail distribution                              $285,244        $279,244
    Institutional distribution                         47,616          43,971
    Investment banking                                  6,586           6,628
    Asset management                                   32,603          26,472
    Other                                              48,974          27,611
                                                     ---------       ---------
 Total                                               $421,023        $383,926
                                                     =========       =========
Pre-tax Income: (000's)
---------------
    Retail distribution                              $ 35,699        $ 34,814
    Institutional distribution                          3,385           4,382
    Investment banking                                 (3,320)           (360)
    Asset management                                    7,143           5,343
    Other                                               6,222            (952)
                                                     ---------       ---------
 Total                                               $ 49,129        $ 43,227
                                                     =========       =========
Financial Condition
-------------------

     The Company's total assets have increased 13% since fiscal year end. This increase is due almost entirely to cash balances arising from increased client liquidity.

      In addition to the $38 million mortgage on the corporate headquarters complex, loans payable at December 29, 2000 include $6 million to finance customer borrowing in a finance subsidiary, and $70 million at the parent company ($20 million short-term and $50 million on a term loan), $30 million in advances from The Federal Home Loan Bank to RJBank and $1.6 million in short-term financing with various International subsidiaries.

Liquidity and Capital Resources
-------------------------------

      Net  cash  provided  by operating activities for the  three  months  was
$770,987,000.   The  main increase was the cash balances (reflected  as  client payables) net of lower customer margin loans.

      Investing and financing activities provided a net cash inflow of $78,161,000 over the past three months. Cash was provided by borrowings and used to purchase equipment and for the payment of dividends.

     The Company has a term loan and two committed lines of credit. The parent company has a $50 million three-year term loan and a committed, unsecured $125 million line for general corporate purposes. In addition, Raymond James Credit Corporation, a finance subsidiary which provides loans collateralized by restricted or control shares of public companies, has a $50 million line of credit. Raymond James & Associates, Inc., the Company's clearing broker-dealer, also maintains uncommitted lines of credit aggregating $430 million with commercial banks. RJBank's pre-approved borrowing availability related to FHLB advances is 20 percent of RJBank's total assets which are approximately $756 million at December 29, 2000.

      The Company's broker-dealer subsidiaries are subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards (see Notes to Consolidated Financial Statements).

Derivative Financial Instruments
---------------------------------

      The Company has only limited involvement with derivative financial instruments. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, others are used to hedge fixed income inventories.

      RJBank uses interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates during the initial fixed rate period of certain purchased whole loan pools. Under the interest rate swap agreements, RJBank receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. Loan pools totaling $144,397,853 are designated as hedged items for interest rate swaps at December 29, 2000.

      These interest rate swaps are accounted for as cash flow hedges in accordance FAS 133 and FAS 138 which were implemented as of the beginning of the fiscal year. As of the report date all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A $40,664 loss was included in other comprehensive income. The original terms of the contracts are four to five years.

     During the current quarter the Company has begun using interest rate swaps and total return swaps to hedge certain fixed income inventory positions. The hedged positions and the swaps are marked to market with the gain or loss recorded in income for the period. In addition, the Company is entering into these swaps with some of its institutional customers. The Company's management performs evaluations of its potential interest rate risk, including an exposure analysis on municipal bond inventories, and is of the opinion that the exposures to interest rate risk is not material to its financial position.

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

Subsequent Event
----------------

      Effective January 1, 2001 the Company purchased Goepel McDermid Inc. for CDN $112.5 million plus the establishment of CDN $17.5 million in deferred compensation. The CDN $112.5 million purchase price consisted of cash and 1,000,000 shares of RJF common stock, valued at $25.75 per share, for a total purchase price of approximately $78 million. The Company will record the assets based on their fair market values, with the remainder of the purchase price recorded as goodwill and amortized over 15 years.


Item 3.  Quantitative and Qualitative Disclosure of Market Risk
-------

     Information about market risks for the three months ended December 29, 2000 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended September 29, 2000. Additional information is discussed under Derivative Financial instruments in this Form 10-Q.

PART II

Item 5.
-------

Other Matters
-------------

      The proxy statement dated December 13, 2000 for the Company's annual meeting of shareholders to be held on February 8, 2001 disclosed fiscal 2000 bonus amounts for M. Anthony Greene and J. Stephen Putnam that were calculated incorrectly. The corrected bonus amounts are $2,360,000 and $ 1,560,000 for Mr. Greene and Mr. Putnam, respectively. The overpayment amounts of $210,000 and $146,000, respectively, have been reimbursed to the Company.









Exhibit 11
----------
                         RAYMOND JAMES FINANCIAL, INC.
                         -----------------------------
                       COMPUTATION OF EARNINGS PER SHARE
                       ---------------------------------
                   (in thousands, except per share amounts)


                                                    Three Months Ended
                                                --------------------------
                                                December 29,  December 31,
                                                    2000          1999
                                                ------------  ------------
Net income                                           $32,181       $26,816
                                                     =======       =======
Weighted average common
  shares outstanding - basic                          46,648        46,876

Additional shares assuming
  exercise of stock
  options and warrants(1)                              1,174           622
                                                     -------       -------
Weighted average common and
  common equivalent shares - diluted(1)               47,822        47,498
                                                     =======       =======
Net income per share-basic                           $   .69       $   .57
                                                     =======       =======
Net income per share-diluted(1)                      $   .67       $   .56
                                                     =======       =======



(1) Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exer-cise of such options. These purchases were assumed to have been made at the average market price of the common stock during the period, or that part of the period for which the option was outstanding.

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




Date:     February 7, 2001                  /s/ Thomas A. James
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