Form 10-Q
period 2001-03-30
RAYMOND JAMES FINANCIAL INC
filed 2001-05-14
CIK 720005

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

[ X ]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                 THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	March 30, 2001

OR

[   ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                               THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To

Commission file number 1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

47,775,093 shares of Common Stock and 239,886 exchangeable shares as of May 4, 2001.

The exchangeable shares were issued on January 2, 2001 in connection with the acquisition of Goepel McDermid Inc. They are exchangeable into shares of common stock on a one-for-one basis and entitle holders to payments equivalent to cash dividends paid on shares of common stock.

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter Ended March 30, 2001

	INDEX

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (unaudited)

	Consolidated Statement of Financial Condition as of March 30, 2001 and the audited September 29, 2000	2

	Consolidated Statement of Operations for the three and six month periods ended March 30, 2001 and March 31, 2000	3

	Consolidated Statement of Cash Flows for the six months ended March 30, 2001 and March 31, 2000	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Financial Discussion and Analysis	7

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	10

PART II.	OTHER INFORMATION

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K: None

(b)	Exhibit 3.(i): Amendment to the Articles of Incorporation (filed electronically)

(c)	Exhibit 3.(ii): Amended Bylaws of the Company (filed electronically)
	All other items required in Part II have been previously filed or are not applicable for the quarter ended March 30, 2001.
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(in thousands, except per share amounts)

	March 30,	September 29,
	2001	2000
	(unaudited)	(audited)

ASSETS
Cash and cash equivalents	$ 406,308	$ 305,284
Assets segregated pursuant to Federal Regulations:
Cash and cash equivalents	297	183
Securities purchased under agreements to resell	1,679,409	814,050
Securities owned:
Trading and investment account securities	293,572	121,584
Available for sale securities	375,612	398,537
Receivables:
Clients, net	1,661,870	2,037,049
Stock borrowed	2,092,243	2,143,452
Brokers, dealers and clearing organizations	110,548	123,874
Other	118,041	97,415
Investment in leveraged leases	24,664	24,407
Property and equipment, net	103,308	91,064
Deferred income taxes, net	54,433	44,228
Deposits with clearing organizations	17,771	24,621
Intangible assets	68,040	32,448
Prepaid expenses and other assets	90,656	50,620

	$ 7,096,772	$ 6,308,816

LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 194,245	$ 132,470
Payables:
Clients	3,635,686	2,962,786
Stock loaned	2,035,064	2,109,506
Brokers, dealers and clearing organizations	82,552	69,190
Trade and other	185,387	152,937
Trading account securities sold but not yet
purchased	69,417	29,740
Accrued compensation and commissions	139,050	199,678
Income taxes payable	17,432	1,991

	6,358,833	5,658,298
Commitments and contingencies (Note 10)	-	-

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 48,997,995 shares	490	490
Shares exchangeable into common stock	7,819	-
Additional paid-in capital	65,878	56,380
Accumulated other comprehensive income (loss)	(2,403)	(1,618)
Retained earnings	688,534	642,202
	760,318	697,454
Less: 1,284,679 and 2,710,636 common shares
in treasury, at cost	(22,379)	(46,936)
	737,939	650,518

	$ 7,096,772	$ 6,308,816

See Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2001	2000	2001	2000

Revenues:
Securities commissions and fees	$ 256,309	$ 293,776	$ 501,548	$ 537,799
Investment banking	23,904	18,548	36,892	34,705
Investment advisory fees	31,484	29,363	65,012	54,830
Interest	94,998	84,595	197,463	160,500
Correspondent clearing	1,013	1,626	2,065	2,942
Net trading profits	7,125	7,066	14,106	12,300
Financial service fees	12,287	12,099	23,029	22,195
Other	7,884	9,114	15,912	14,842

Total revenues	435,004	456,187	856,027	840,113

Expenses
Compensation and benefits	260,872	275,048	506,068	512,839
Communication and information processing	19,305	16,642	32,873	30,752
Occupancy and equipment	15,888	12,451	29,163	24,395
Clearance and floor brokerage	3,863	3,823	7,016	7,105
Interest	67,281	56,086	138,094	104,969
Business development	13,883	9,586	25,948	20,065
Other	16,986	20,376	30,810	34,586

Total expenses	398,078	394,012	769,972	734,711

Income before provision for income taxes	36,926	62,175	86,055	105,402

Provision for income taxes	14,261	23,939	31,209	40,350

Net income	$ 22,665	$ 38,236	$ 54,846	$ 65,052

Net income per share-basic	$ 0.47	$ 0.83	$ 1.16	$ 1.40
Net income per share-diluted	$ 0.46	$ 0.82	$ 1.13	$ 1.38
Cash dividends declared per
common share	$ 0.09	$ 0.075	$ 0.18	$ 0.15

Weighted average common shares
outstanding-basic	47,827	46,011	47,238	46,444
Weighted average common and common
equivalent shares outstanding-diluted	49,247	46,547	48,571	47,024

	See notes to Consolidated Financial Statements
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Six Months Ended

	March 30, 2001	March 31, 2000
Cash Flows from operating activities:
Net Income	$ 54,846	$ 65,052
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	12,236	10,388
Amortization of goodwill	2,183	633
Deferred income taxes	(10,116)	1,468
(Increase) decrease in assets:
Deposits with clearing organizations	6,850	(605)
Receivables:
Clients, net	471,127	(497,627)
Stock borrowed	51,209	(405,198)
Brokers, dealers and clearing organizations	32,368	(66,323)
Other	(20,626)	(16,106)
Trading account securities, net	(97,691)	24,738
Prepaid expenses and other assets	(32,057)	8,610
Increase (decrease) in liabilities:
Payables:
Clients	568,671	622,603
Stock loaned	(74,442)	299,513
Brokers, dealers and clearing organizations	1,847	24,738
Trade and other	20,888	30,932
Accrued compensation	(53,591)	(10,616)
Income taxes payable	15,441	10,318
Total adjustments	894,297	37,466

Net cash provided by operating activities	949,143	102,518

Cash Flows from investing activities:
Additions to property & equipment, net	(11,696)	(11,006)
Securities available for sale, net	23,161	(11,013)
Acquisition of Goepel	(48,769)	-

Net cash used in investing activities	(37,304)	(22,019)

Cash Flows from financing activities:
Borrowings from banks and financial institutions	95,922	137,509
Repayments on mortgage and loans payable	(38,695)	(107,630)
Exercise of stock options, stock grants and employee stock purchases	7,473	3,784
Purchase of treasury stock	(507)	(26,624)
Corporate sale of put options	-	556
Cash dividends on common stock	(8,514)	(6,949)

Net cash provided by financing activities	55,679	646

Currency adjustments:
Effect of exchange rate changes on cash	(1,021)	(451)
Net increase (decrease) in cash and cash equivalents	966,497	80,694
Cash and cash equivalents at beginning of year	1,119,517	1,353,843

Cash and cash equivalents at end of period	$ 2,086,014	$ 1,434,537

Supplemental disclosures of cash flow information
Cash paid for interest	$ 123,455	$ 90,477
Cash paid for taxes	$ 28,454	$ 28,565

In conjunction with the acquisitiion of Goepel McDermid Inc. on January 1, 2001, the Company utilized one million shares of common stock. ( See Notes to Consolidated Financial Statements.)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 30, 2001

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

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $60 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires in November 2001, at which time any outstanding balances will be due and payable. At March 30, 2001, there were loans of $15,059,000 outstanding and guarantees of $2,740,000.

     The Company has guaranteed lines of credit for its various foreign joint ventures as follows: three lines of credit totaling $12.5 million in Turkey, two lines of credit not to exceed $11 million in Argentina and a $325,000 letter of credit in India. In addition, the Company has twenty-two limited guarantees to customers totaling $57 million in Turkey and four comfort letters totaling $8 million in Argentina.

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

     On June 19, 2000 a judgment in the amount of $40.7 million was entered in the United States District Court for the Eastern District of Kentucky, Covington Division, against two of the Company's subsidiaries: Raymond James & Associates, Inc (RJA) and RJ Mortgage Acceptance Corp., a subsidiary which has been inactive since 1995. The judgment was based on a jury verdict that found that both companies had breached a contractual obligation made in 1994 to provide financing in the amount of $18 million to Corporex Realty and Investment Corporation and a related entity. The jury also found that both defendants had defrauded the plaintiffs in failing to provide financing; the jury awarded the plaintiffs compensatory damages of approximately $10 million (including $7.6 million for "lost investment opportunity") and $30 million in punitive damages. The Company has filed a notice of appeal with the U.S. Court of Appeals for the Sixth Circuit and has posted a bond securing the judgment. The Company is unable to predict the ultimate outcome of this matter. If the Company is unsuccessful in setting aside all of this judgment, the Company will be required to pay interest from June 19, 2000 on the amount sustained by the Court of Appeals at the statutory rate of 6.375% per year. The Company has provided for this judgment in the accompanying consolidated financial statements.

     In the opinion of the Company's management, based in part on outside legal counsel, and after consideration of amounts provided for in the accompanying financial statements, ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

Capital Transactions

     The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. A total of 1,754,000 shares remained available to purchase as of March 30, 2001.

     At their meeting on November 29, 2000, the Board of Directors of the Company increased the annual dividend to $.36 per share, a 20% increase. Quarterly dividends of $.09 have been paid to shareholders of record December 13, 2000 and March 21, 2001.

Acquisition of Goepel McDermid Inc.

     Effective January 1, 2001, the Company purchased 100% of Goepel McDermid Inc., a Canadian broker-dealer, for $78 million plus the establishment of CDN $ 17.5 million in deferred compensation. The $78 million consisted of $48 million in cash and one million shares exchangeable for RJF common stock. The exchangeable shares have dividend rights equivalent to those of common shares.

     As of January 23, 2001 Goepel McDermid Inc. changed its name to Raymond James Ltd. For consolidated financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Raymond James Ltd.'s results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price has been allocated to the assets based on their estimated fair value, with the remainder of the purchase price (approximately $35 million) recorded as goodwill, which is being amortized over 15 years.

     The unaudited pro forma results of operations as though Goepel McDermid Inc. had been acquired as of the beginning of fiscal 2000 are as follows:
	Six months ended	Six months ended
	March 30, 2001	March 31, 2000
Revenues (000s)	$876,648	$905,263
Net Income (000s)	$ 54,537	$ 69,397
Net income per share:
Basic	$ 1.15	$ 1.49
Diluted	$ 1.12	$ 1.47

	Three months ended	Three months ended
	March 30, 2001	March 31, 2000
(as reported herein)
Revenues (000s)	$435,004	$499,416
Net Income (000s)	$ 22,665	$ 41,310
Net income per share:
Basic	$ .47	$ .90
Diluted	$ .46	$ .89

Net Capital Requirements

     The U.S. broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, shall not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital position of the Company's clearing broker-dealer subsidiary at March 30, 2001 was as follows (dollar amounts in thousands):

Raymond James & Associates, Inc.:
(alternative method elected)
Net capital as a percent of aggregate debit items	23.18%
Net capital	$296,630
Required net capital	$25,595

     The other U.S. broker-dealer subsidiary was in compliance at March 30, 2001.

     The Canadian broker-dealer subsidiary of the Company is subject to the Investment Dealers Association of Canada's capital requirements and was in compliance at March 30, 2001.
Earnings Per Share
	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2001	2000	2001	2000

Net income	$ 22,665	$ 38,236	$ 54,846	$ 65,052

Weighted average common
shares outstanding - basic	47,827	46,011	47,238	46,444

Additional shares assuming:
Exercise of stock options and warrants (1)	1,120	536	1,033	580
Issuance of contingent exchangeable shares (2)	300		300

Weighted average common and
common equivalent shares - diluted	49,247	46,547	48,571	47,024

Net income per share - basic	$ 0.47	$ 0.83	$ 1.16	$ 1.40

Net income per share - diluted	$ 0.46	$ 0.82	$ 1.13	$ 1.38

(1)

Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the average market price of the common stock during the period, or that part of the period forwhich the option was outstanding.

(2)

Represents the exchangeable shares issued on January 2, 2001 in connection with the acquisition of Goepel McDermid Inc. They are exchangeable on a one-for-one basis and entitle holders to dividends equivalent to that paid on shares of common stock.

Comprehensive Income

     Total comprehensive income for the three and six months ended March 30, 2001 and

     March 31, 2000 is as follows (in thousands):
	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2001	2000	2001	2000
Net income	$22,665	$38,236	$54,846	$65,052
Other comprehensive income:
Unrealized gains(loss) on securities held for sale, net of tax	650	95	923	(492)
Unrealized loss on interest rate swaps accounted for as hedges	(646)		(687)
Foreign currency translation adjustment	(1,664)	(196)	(1,021)	(451)

Total comprehensive income	$ 21,005	$38,135	$54,061	$64,109

Derivative Financial Instruments

     The Company has only limited involvement with derivative financial instruments. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, others are used to hedge fixed income inventories.

     RJBank uses interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates during the initial fixed rate period of certain purchased whole loan pools. Under the interest rate swap agreements, RJBank receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. Loan pools totaling $137,435,000 are designated as hedged items for interest rate swaps at March 30, 2001. These interest rate swaps are accounted for as cash flow hedges in accordance with FAS 133 and FAS 138, which were implemented as of the beginning of the fiscal year. As of the report date all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A $687,000 loss was included in other comprehensive income. The original terms of the contracts are four to five years.

     During the current year the Company has begun using interest rate swaps and total return swaps to hedge certain fixed income inventory positions. The hedged positions and the swaps are marked to market with the gain or loss recorded in income for the period. In addition to these hedging transactions the Company is entering into swaps with some of its institutional customers. The Company's management performs evaluations of its potential interest rate risk, including an exposure analysis on municipal bond inventories, and is of the opinion that the exposure to interest rate risk is not material to its financial position.

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

     Information concerning operations in these segments of business is as follows:

	Three Months Ended		Six Months Ended
	March 30	March 31	March 30	March 31
	2001	2000	2001	2000
Revenues:(000's)
Retail distribution	$283,775	$334,139	$569,019	$613,383
Institutional distribution	62,542	44,431	110,158	88,402
Investment banking	12,661	8,935	19,247	15,728
Asset management	30,149	30,060	62,752	56,532
Other	45,877	38,622	94,851	66,068
Total	$435,004	$456,187	$856,027	$840,113

Pre-tax Income:(000's)
Retail distribution	$ 23,787	$ 48,267	$ 66,153	$ 83,081
Institutional distribution	9,475	4,581	13,710	8,963
Investment banking	(195)	(559)	(3,045)	(919)
Asset management	6,351	6,151	13,638	11,494
Other	(2,492)	3,735	(4,401)	2,783
Total	$ 36,926	$ 62,175	$ 86,055	$105,402

Item 2.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 29, 2000).

Results of Operations -   Three months ended March 30, 2001 compared with three
                                          months ended March 31, 2000.

     Quarterly revenues of $435,004,000 declined from the prior year quarter's $456,187,000 by 4.6%. Net income of $22,665,000, or $.46 per diluted share, was a 41% decrease from the record $38,236,000, or $.82 per share, in the prior year. Results for the current quarter include the Company's newly acquired Canadian subsidiary Raymond James Ltd. ("RJ Ltd."), which had revenues of $22.2 million and expenses of $22.1 million for the quarter.

     Despite $14 million in commissions from RJ Ltd., continued poor equity markets resulted in 13% lower commission revenue in the quarter as compared to the record prior year quarter. The number of Financial Advisors at the end of March was 4,737, including 243 in RJ Ltd., representing a 12% increase from the prior year.

     Investment banking increased 28% from the comparable quarter last year , including $4 million from RJ Ltd. While underwriting activity continues to be extremely slow, merger and acquisition fees have increased, again including $1.3 million from RJ Ltd..

     Financial assets under management have decreased 5% since the prior year while related investment advisory fees increased 7% as certain fees are billed in advance based on beginning-of-quarter balances. The fees reflected in the March quarters are based largely on the December balances. The balances at the end of December 2000 were 8% higher than in December of the prior year, and 3% higher then at March 30, 2001, reflecting the asset depreciation during the current quarter.

	March 30,	March 31,	% Increase
	2001	2000	(Decrease)
Assets Under Management (000's):

Eagle Asset Management, Inc.	$ 4,874,000	$ 5,965,000	(18%)
Heritage Family of Mutual Funds	6,605,000	6,126,000	8%
Investment Advisory Services	4,323,000	4,501,000	(4%)
Awad Asset Management	557,000	659,000	(15%)

Total Financial Assets Under Management	$16,359,000	$17,251,000	(5%)

     Net interest income of $27.7 million represented the first decline in net interest in nine quarters, 3% below the comparable prior year quarter and 12% below the immediately preceding quarter. An increase of 15% in RJBank net interest earnings was more than offset by declining client margin account balances, a significant source of interest income for the Company, as investors continued to opt to use less leverage in the face of declining equity markets.

     Trading profits were flat with the prior year as fixed income activities continue to generate gains in both corporate and municipal trading.

     Other revenues reflect decreased postage and handling fees a result of the decreased trade volume as compared to the prior year's record quarter.

     Increased business development expenses reflect the further implementation of the Company's branding efforts, including the production and launch of two television advertisements and various expenses surrounding Superbowl XXXV which was held in Raymond James Stadium in Tampa.

     Data communications and occupancy and equipment expenses have increased 16% and 28%, respectively, in comparison to last year's March quarter, a result of growth in the support structure and back office operations, including upgrades of computers and workstations at the Company headquarters. These increases also reflect the additions and upgrades of retail and institutional branches as well as the addition of over $2 million in cash of these line items from RJ Ltd.

Results of Operations        Six months ended March 30, 2001 compared with six months

                                            ended March 31, 2000.

     Revenues for the six months ended March 30, 2001 were up only 2% to $856,027,000 from $840,113,000 in the same period of the prior year. Net income declined 16% to $54,846,000, or $1.13 per diluted share compared to $1.38 per diluted share last year.

     (Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the six month comparison.)

     The modest 6% increase in investment banking revenues is due to the $4 million in revenues from RJ Ltd.

     Trading profits in year to year comparison show a significant increase of 15% as fixed income generated profits in both quarters of the current period vs. only in the March quarter in the prior period.

     While the six month expense line items reflect the same trends as the quarter, the percentage increase in business development expense was greater in this quarter than for the six month period due to the timing of the expenses for Superbowl XXXV and the launch of the two new television advertisements.

Financial Condition

     The Company's total assets have increased 12% since fiscal year end. This increase is due almost entirely to cash balances arising from increased client liquidity.

     In addition to the $38 million mortgage on the corporate headquarters complex, loans payable at March 30, 2001 include $1.2 million to finance customer borrowing in a finance subsidiary, $24 million to fund brokerage settlements in the US broker-dealer subsidiary, $65 million at the parent company ($15 million short-term and $50 million on a term loan), $60 million in advances from the Federal Home Loan Bank to RJBank and $5 million in short-term financing within the Canadian broker-dealer subsidiary.

Liquidity and Capital Resources

     Net cash provided by operating activities for the six months was $949,143,000, almost entirely the result of the increased cash balances (reflected as client payables) combined with lower customer margin loans.

     Investing and financing activities provided a net cash inflow of $18,375,000 over the past six months. Cash was provided by net borrowings and used in the acquisition of Goepel McDermid Inc.

     The Company has a term loan and two committed lines of credit. The parent company has a $50 million three-year term loan and a committed, unsecured $125 million line for general corporate purposes. In addition, Raymond James Credit Corporation, a finance subsidiary which provides loans collateralized by restricted or control shares of public companies, has a $50 million line of credit. Raymond James & Associates, Inc., the Company's clearing broker-dealer, also maintains uncommitted lines of credit aggregating $430 million with commercial banks. RJBank's pre-approved borrowing availability related to FHLB advances is 20 percent of RJBank's total assets which are approximately $878 million at March 30, 2001.

     The Company's U.S. broker-dealer subsidiaries are subject to requirements of the Securities and Exchange Commission relating to liquidity and capital standards and its Canadian broker-dealer subsidiary is subject to the regulations of the Investment Dealers Association of Canada, (see Notes to Consolidated Financial Statements).

Effects of Inflation

     The Company's assets are primarily liquid in nature and are not significantly affected by inflation. Management believes that the changes in replacement cost of property and equipment are adequately insured and therefore would not materially affect operating results. However, the rate of inflation affects the Company's expenses, including employee compensation, communications and occupancy, which may not be readily recoverable through charges for services provided by the Company.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

     Information about market risks for the six months ended March 30, 2001 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended September 29, 2000. Additional information is discussed under Derivative Financial Instruments in the notes to the consolidated financial statements of this Form 10-Q.

PART II

Item 4

Submission of Matters to a Vote of Shareholders

     Proxies for the Annual meeting of Shareholders held on February 8, 2001 were solicited by the Company pursant to Regulation 14A of the Securities Act of 1934, as amended. Matters voted upon at the Annual Meeting of Shareholders:

1.     The election of twelve directors to the Board of Directors to hold office for a term of one year. There was no solicitation in opposition of the nominees and all such nominees were elected.

	For Individual Director	Against Individual Director
Biever, Angela M.	41,626,234	1,025,548
Bulkley, Jonathan A.	42,623,254	1,028,528
Franke, Thomas S.	41,511,060	1,140,722
Godbold, Francis S.	41,595,904	1,055,878
Greene M. Anthony	41,597,605	1,054,177
Hill Jr., Harvard H.	41,042,668	1,609,114
James, Huntington A.	41,538,280	1,113,502
James, Thomas A.	41,746,110	905,672
Marshall, Paul W.	41,617,025	1,034,757
Putnam, J. Stephen	41,710,812	940,970
Shuck, Robert F.	41,586,639	1,065,143
Zank, Dennis W.	41,594,600	1,057,182

    Elaine Chao was listed among the nominees for re-election to the board in the Company's proxy statement, but resigned from the Board prior to the annual meeting as a result of her nomination to serve as U.S. Secretary of Labor.

2.     The proposal to ratify Incentive Compensation Criteria for the Company's Executive Officers.

For	Against	Abstain
40,506,409	2,006,728	138,644

3.     To approve an amendment to Article VII(A) of the Company's Articles of Incorporation which will permit  the      Board of Directors to fix the size of the Board of Directors.

For	Against	Abstain
31,345,068	3,419,046	75,435

4.     To approve an amendment to Article IV of the Company's Articles of Incorporation permitting the Board of      Directors to issue shares of preferred stock in series.

For	Against	Abstain
29,179,644	5,520,527	139,378

Item 5.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 11, 2001	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Vice President - Finance
and Chief Financial
Officer