Form 10-Q
period 2001-06-29
RAYMOND JAMES FINANCIAL INC
filed 2001-08-10
CIK 720005

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

[ X ]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 29, 2001

OR

[   ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number   1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

47,905,500 shares of Common Stock and 218,486 exchangeable shares as of August 1, 2001.

The exchangeable shares were issued on January 2, 2001 in connection with the acquisition of Goepel McDermid Inc. They are exchangeable into shares of common stock on a one-for-one basis and entitle holders to payments equivalent to cash dividends paid on shares of common stock.

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter Ended June 29, 2001

	INDEX

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (unaudited)

	Consolidated Statement of Financial Condition as of June 29, 2001 and the audited September 29, 2000	2

	Consolidated Statement of Operations for the three and nine months ended June 29, 2001 and June 30, 2000	3

	Consolidated Statement of Cash Flows for the nine months ended June 29, 2001 and June 30, 2000	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Financial Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	12

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K: Dated April 20, 2001 reporting the Company's change in auditors and dated June 15, 2001, reporting the litigation settlement with Corporex Companies.

	All other items required in Part II have been previously filed or are not applicable for the quarter ended June 29, 2001.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(in thousands, except per share amounts)
	June 29,	September 29,
	2001	2000
	(UNAUDITED)	(AUDITED)

ASSETS
Cash and cash equivalents	$392,963	$305,284
Assets segregated pursuant to Federal Regulations:
Cash and cash equivalents	740	183
Securities purchased under agreements to resell	1,560,319	814,050
Securities owned:
Trading and investment account securities	365,382	121,584
Available for sale securities	381,413	398,537
Receivables:
Clients, net	1,638,142	2,037,049
Stock borrowed	1,705,560	2,143,452
Brokers-dealers and clearing organizations	124,880	123,874
Other	119,137	97,415
Investment in leveraged leases	24,773	24,407
Property and equipment, net	108,619	91,064
Deferred income taxes, net	36,288	44,228
Deposits with clearing organizations	18,150	24,621
Intangible assets	66,400	32,448
Prepaid expenses and other assets	92,220	50,620

	$6,634,986	$6,308,816

LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$194,329	$132,470
Payables:
Clients	3,478,247	2,962,786
Stock loaned	1,673,966	2,109,506
Brokers- dealers and clearing organizations	64,664	69,190
Trade and other	148,393	152,937
Trading account securities sold but not yet
purchased	144,103	29,740
Accrued compensation and commissions	165,612	199,678
Income taxes currently payable	-	1,991

	5,869,314	5,658,298
Commitments and contingencies	-	-

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 48,997,995 shares	490	490
Shares exchangeable into common stock (218,486 shares)	7,050	-
Additional paid-in capital	66,724	56,380
Accumulated other comprehensive income	(1,362)	(1,618)
Retained earnings	712,850	642,202
	785,752	697,454
Less: 1,152,127 and 2,710,636 common shares
in treasury, at cost	(20,080)	(46,936)
	765,672	650,518

	$6,634,986	$6,308,816

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Revenues:
Securities commissions and fees	$ 256,532	$ 254,476	$ 758,081	$ 792,275
Investment banking	33,127	19,882	70,020	54,587
Investment advisory fees	28,534	33,196	93,547	88,026
Interest	75,626	88,963	273,088	249,463
Correspondent clearing	857	1,246	2,922	4,188
Net trading profits	7,889	7,985	21,995	20,285
Financial service fees	12,665	11,892	35,693	34,086
Other	6,762	8,784	22,673	23,627

Total revenues	421,992	426,424	1,278,019	1,266,537

Expenses
Compensation and benefits	270,634	249,278	776,702	762,117
Communication and information processing	18,070	15,233	50,943	45,985
Occupancy and equipment	15,469	13,122	44,632	37,516
Clearance and floor brokerage	4,485	4,379	11,502	11,485
Interest	50,870	58,713	188,963	163,682
Business development	12,251	10,561	38,199	30,626
Other	1,778	36,710	32,588	71,296

Total expenses	373,557	387,996	1,143,529	1,122,707

Income before provision for income taxes	48,435	38,428	134,490	143,830

Provision for income taxes	19,505	15,265	50,714	55,615

Net income	$ 28,930	$ 23,163	$ 83,776	$ 88,215

Net income per share-basic	$ 0.60	$ 0.50	$ 1.76	$ 1.90
Net income per share-diluted	$ 0.59	$ 0.50	$ 1.71	$ 1.88
Cash dividends declared per
common share	$ 0.09	$ 0.075	$ 0.27	$ 0.225

Weighted average common shares
outstanding-basic	48,034	46,091	47,503	46,326
Weighted average common and common
equivalent shares outstanding-diluted	49,191	46,667	48,859	46,903

See accompanying Notes to Consolidated Financial Statements
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Nine Months Ended

	June 29, 2001	June 30,2000
Cash Flows from operating activities:
Net Income	$83,776	$88,215
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	17,490	15,786
Amortization of intangibles	3,823	1,718
Deferred income taxes	8,029	(22,951)
(Increase) decrease in assets:
Deposits with clearing organizations	6,471	86
Receivables:
Clients, net	494,855	(507,600)
Stock borrowed	437,892	(18,469)
Brokers- dealers and clearing organizations	18,036	(53,788)
Other	(21,722)	(20,132)
Trading account securities, net	(94,814)	30,479
Prepaid expenses and other assets	(33,731)	5,162
Increase (decrease) in liabilities:
Payables:
Clients	411,232	360,896
Stock loaned	(435,540)	(52,471)
Brokers- dealers and clearing organizations	(16,041)	25,047
Trade and other	(16,406)	36,822
Accrued compensation	(26,672)	4,743
Income taxes payable	(1,991)	20,441
Total adjustments	750,911	(174,231)

Net cash provided by (used in) operating activities	834,687	(86,016)

Cash Flows from investing activities:
Additions to property & equipment, net	(22,261)	(15,364)
Securities available for sale, net	17,552	18,720
Acquisition of Goepel McDermid Inc.	(48,469)	-

Net cash ( used in) provided by investing activities	(53,178)	3,356

Cash Flows from financing activities:
Borrowings from banks and financial institutions	120,194	137,565
Repayments on mortgage and loans payable	(62,883)	(204,361)
Exercise of stock options and employee stock purchases	9,507	4,945
Purchase of treasury stock	(522)	(26,624)
Corporate sale of put options	-	556
Cash dividends on common stock	(13,128)	10,409)

Net cash provided by (used in) financing activities	53,168	(98,328)

Currency adjustments:
Effect of exchange rate changes on cash	(172)	(445)
Net increase (decrease) in cash and cash equivalents	834,505	(181,433)
Cash and cash equivalents at beginning of period	1,119,517	1,353,843

Cash and cash equivalents at end of period	$1,954,022	$1,172,410

Supplemental disclosures of cash flow information
Cash paid for interest	$174,796	$170,085
Cash paid for taxes	$47,959	$58,125

In conjunction with the acquisitiion of Goepel McDermid Inc. on January 1, 2001, the Company utilized one million shares of common stock. ( See accompanying Notes to Consolidated Financial Statements.)

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 29, 2001

Basis of Presentation

     The consolidated financial statements include the accounts of Raymond James Financial, Inc. and its consolidated subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America but not required for interim reporting purposes has been condensed or omitted. These consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on form 10-K for the year ended September 29, 2000. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain other reclassifications have been made to prior year consolidated financial statements to conform to the current presentation.

Recent Accounting Pronouncements

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. Management has determined the adoption of these provisions of SFAS 140 does not have an effect on the financial statements. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management is evaluating the impact of adopting these provisions of SFAS 140.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method will no longer be permitted.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) which requires that goodwill be reviewed for impairment instead of being amortized to earnings. The statement is effective for fiscal years beginning after December 15, 2001 with early adoption permitted. It is anticipated that the company will adopt SFAS 142 for fiscal 2002, effective September 29, 2001. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $ 63 million, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill, which the Company has been amortizing over a 15 year period, would be approximately $4.25 million in fiscal 2002 if SFAS 142 were not adopted and assuming the Company had no additions to or write downs of goodwill. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJTCF") up to $60 million upon request. RJTCF, a wholly-owned subsidiary of the Company, is a sponsor of limited partnerships qualifying for low income housing tax credits. The borrowings are secured by properties under development. The commitment expires in November 2001, at which time any outstanding balances will be due and payable. At June 29, 2001, there were loans of $9,143,000 outstanding and no guarantees.

     The Company has guaranteed lines of credit for its various foreign joint ventures as follows: three lines of credit totaling $12.5 million in Turkey, two lines of credit not to exceed $11 million in Argentina and a $325,000 letter of credit in India. In addition, the Company has thirteen limited guarantees to customers totaling $30.5 million in Turkey and four limited customer guarantees totaling $8 million in Argentina.

     On June 19, 2000 a judgment in the amount of $40.7 million was entered in the United States District Court for the Eastern District of Kentucky, Covington Division, against Raymond James & Associates, Inc. a subsidiary of the Company and RJ Mortgage Acceptance Corp., a subsidiary of the Company which has been inactive since 1995. In June, 2001, Corporex agreed to accept $27.5 million in full settlement of the judgment. See discussion of financial statement impact in Management's Discussion and Analysis.

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

Capital Transactions

     The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for the funding of its incentive stock option and stock purchase plans and other corporate purposes. A total of 1,754,000 shares remained available to purchase as of June 29, 2001.

     At their meeting on November 29, 2000, the Board of Directors of the Company increased the annual dividend to $.36 per share, a 20% increase. Quarterly dividends of $.09 have been paid to shareholders of record December 13, 2000, March 21, 2001 and June 20, 2001.

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

     Effective January 23, 2001 Goepel McDermid Inc. changed its name to Raymond James Ltd. For consolidated financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Raymond James Ltd.'s results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price has been allocated to the assets based on their estimated fair value, with the remainder of the purchase price (approximately $35 million) recorded as goodwill, which is being amortized over 15 years.

     The unaudited pro forma results of operations as though Goepel McDermid Inc. had been acquired as of the beginning of fiscal 2000 are as follows:
	Nine months ended	Nine months ended
	June 29, 2001	June 30, 2000
Revenues (000s)	$1,298,640	$1,359,395
Net Income (000s)	$ 83,467	$ 95,016
Net income per share:
Basic	$ 1.73	$ 2.05
Diluted	$ 1.70	$ 2.03

	Three months ended	Three months ended
	June 29, 2001	June 30, 2000
(as reported herein)
Revenues (000s)	$421,992	$451,257
Net Income (000s)	$ 28,930	$ 25,423
Net income per share:
Basic	$ .60	$ .55
Diluted	$ .59	$ .55

Net Capital Requirements

     The U.S. broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires that aggregate indebtedness, as defined, shall not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement" which, if elected, requires that net capital be equal to the greater of $250,000 or two percent of aggregate debit items computed in applying the formula for determination of reserve requirements. The New York Stock Exchange may require a member organization to reduce its business if its net capital is less than four percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items. The net capital position of the Company's clearing broker-dealer subsidiary at June 29, 2001 was as follows (dollar amounts in thousands):

Raymond James & Associates, Inc.:
(alternative method elected)
Net capital as a percent of aggregate debit items	21.77%
Net capital	$284,685
Required net capital	$24,728

     The other U.S. broker-dealer subsidiary was in compliance at June 29, 2001.

     The Canadian broker-dealer subsidiary of the Company is subject to the Investment Dealers Association of Canada's capital requirements and was in compliance at June 29, 2001.
Earnings Per Share
	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Net income	$ 28,930	$ 23,163	$ 83,776	$ 88,215

Weighted average common
shares outstanding - basic	48,034	46,091	47,503	46,326

Additional shares assuming:
Exercise of stock options and warrants (1)	857	576	1,056	577
Issuance of contingent exchangeable shares (2)	300	-	300	-

Weighted average common and
common equivalent shares - diluted	49,191	46,667	48,859	46,903

Net income per share - basic	$ 0.60	$ 0.50	$ 1.76	$ 1.90

Net income per share - diluted	$ 0.59	$ 0.50	$ 1.71	$ 1.88

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

Comprehensive Income

     Total comprehensive income for the three and nine months ended June 29, 2001 and

     June 30, 2000 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000
Net income	$28,930	$23,163	$83,776	$88,215
Other comprehensive income:
Unrealized gain(loss) on securities available for sale, net of tax	167	232	1,090	(261)
Unrealized gain(loss) on interest rate swaps accounted for as hedges	25		(662)
Foreign currency translation adjustment	849	6	(172)	(445)

Total comprehensive income	$ 29,971	$23,401	$84,032	$87,509

Derivative Financial Instruments and Hedging Activities

     On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities.

     Managing interest rate risk is fundamental to banking. The inherent maturity and repricing characteristics of Raymond James Bank, FSB's, a wholly owned subsidiary of the Company ("Raymond James Bank") day-to-day lending and deposit activities create a naturally liability-sensitive structure. By using combinations of financial instruments, including derivatives, Raymond James Bank manages the sensitivity of earnings to changes in interest rates within the corporation's established policy guidelines. Raymond James Bank uses an equity valuation model to analyze interest rate sensitivity. The impact of derivatives on the corporation's interest rate sensitivity is fully incorporated in the equity valuation model in the same manner as other financial assets and liabilities.

     Raymond James Bank uses interest rate swaps as a cost- and capital-efficient way to hedge certain liabilities. Under SFAS 133, Raymond James Bank may designate a derivative as either a hedge of the fair value of a recognized fixed rate asset or liability or an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability ("cash flow" hedge) or a foreign-currency fair value or cash flow hedge ("foreign currency" hedge). All derivatives are recorded as assets or liabilities in the balance sheet and these instruments are measured at fair value with unrealized gains and losses recorded either in other comprehensive income or in the results of operations, depending on the purpose for which the derivative is held. Derivatives that do not meet the criteria for designation as a hedge under SFAS 133 at inception, or fail to meet them thereafter, are accounted for as trading account assets.

     To the extent of the effectiveness of a hedge, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax. For all hedge relationships, ineffectiveness resulting from differences between the changes in cash flows of the hedged item and changes in fair value of the derivative are recognized in the results of operations as other income or other expense.

     At inception of a hedge transaction, Raymond James Bank formally documents the hedge relationship and the risk management objective and strategy for undertaking the hedge. This process includes identification of the hedging instrument, hedged item, risk being hedged and the methodology for measuring both effectiveness and ineffectiveness. In addition, Raymond James Bank assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative used in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item, and whether the derivative is expected to continue to be highly effective. Raymond James Bank will discontinue hedge accounting prospectively when either it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is de-designated because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

     When hedge accounting is discontinued, the derivative is reclassified as a trading account asset. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction are still expected to occur, gains and losses that were accumulated in other comprehensive income are amortized/accreted into earnings, or recognized in earnings immediately if the cash flow hedge was discontinued because a forecasted transaction did not occur.

     Derivatives with a notional amount of $141 million are designated as cash flow hedges, hedging of the variability in cash flows attributable to floating rate liabilities. All derivatives are pay-fixed interest rate swaps with receive rates based on one month LIBOR. As of June 30, 2001 the fair value of the derivative financial instruments is $ 3.9 million. The maximum length of time over which cash flow hedges are hedging the variability in future cash flows associated with the forecasted transactions is 5 years.

Segment Information

     The Company's reportable segments are retail distribution, institutional distribution, investment banking, asset management and other. Segment data include charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments. The Company has not disclosed asset information by segment as the information is not produced.

     Information concerning operations in these segments of business is as follows:

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000
Revenues:(000's)
Retail distribution	$278,884	$298,274	$ 846,426	$ 911,657
Institutional distribution	59,710	38,725	169,868	127,127
Investment banking	17,280	12,311	36,527	28,039
Asset management	28,783	33,875	91,535	90,407
Other	37,335	43,239	133,663	109,307
Total	$421,992	$426,424	$1,278,019	$1,266,537

Pre-tax Income:(000's)
Retail distribution	$ 17,916	$ 38,517	$ 73,884	$ 121,598
Institutional distribution	5,917	137	18,085	9,100
Investment banking	1,980	3,073	(1,363)	2,154
Asset management	4,912	8,087	18,482	19,581
Other	17,710	(11,386)	25,402	(8,603)
Total	$ 48,435	$ 38,428	$ 134,490	$ 143,830

     The Company has operations in the US, Canada, Europe and several joint ventures overseas including: India, France, Turkey, and Argentina.

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000
Revenue:
United States	$379,244	$410,809	$1,179,151	$1,217,890
Canada	26,849	-	50,658	-
Europe	11,970	10,146	36,045	39,551
Other	3,929	5,469	12,165	9,096
Total	$421,992	$426,424	$1,278,019	$1,266,537

Item 2.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 29, 2000).

Results of Operations -   Three months ended June 29, 2001 compared with three
                                          months ended June 30, 2000.

     Quarterly revenues of $421,992,000 declined 1% from the prior year quarter's $426,424,000. Net income of $28,930,000, or $.59 per diluted share, was a 25% increase from the $23,163,000, or $.50 per share, in the prior year. Both the current and prior year quarters include significant entries related to the Corporex legal situation. The prior year quarter included a $20 million pretax charge to increase the reserve for this case, while the current quarter reflects a $15.8 million pretax reversal of the remaining reserve upon settlement. Exclusive of these entries, the Company's earnings were $20.2 million, or $.41 per diluted share, versus $34.3 million, or $.73 per diluted share, in the prior year quarter. Results for the current quarter also include the Company's Canadian subsidiary Raymond James Ltd. ("RJ Ltd."), which was acquired as of January 1, 2001 and had revenues of $25.6 million and expenses of $24.5 million for the quarter.

     Commission revenues of $256.5 million reflect a 1% increase over the prior year, but excluding the $12.6 million in RJ Ltd. would show a 4% decline. This decline is reflective of the effect of the continued poor equity markets and their impact on retail investors' behavior. The number of Financial Advisors at the end of June was 4,773, including 228 in RJ Ltd., representing an 11% increase from the prior year.

     Investment banking increased 67% from the comparable quarter last year, including $8.5 million from RJ Ltd. Underwriting activity picked up modestly toward the end of the quarter with the Company managing or co-managing 9 domestic new issues vs. 2 in the prior year quarter, generating not only fees but also increased commissions.

     Financial assets under discretionary management are basically flat with the prior year while related investment advisory fees decreased 14% as certain fees are billed in advance based on beginning-of-quarter balances. The fees reflected in the June quarters are based largely on the March balances. The balances at the end of March 2001 were 5% lower than in March of the prior year. The June 29 balances are 5% higher then at March 30, 2001, reflecting both asset appreciation and new sales during the current quarter.
	June 29,	June 30,	% Increase
	2001	2000	(Decrease)
Assets Under Management (000's):

Eagle Asset Management, Inc.	$ 5,214,844	$ 6,010,893	(13%)
Heritage Family of Mutual Funds	6,765,531	5,771,827	17%
Investment Advisory Services	4,594,000	4,769,000	(4%)
Awad Asset Management	644,000	620,000	4%

Total Financial Assets Under Management	$17,218,375	$17,171,720

     Net interest income of $24.8 million represented another decline in net interest, 18% below the comparable prior year quarter and 11% below the immediately preceding quarter. While customer margin balances, a significant source of interest income for the Company, declined, customer cash balances increased by a greater amount, resulting in the Company's regulatorily segregated cash balances increasing. The interest rate earned on these assets is significantly lower than on margin balances, resulting in lower interests spreads and net interest earnings on the largest portion of the Company's interest bearing assets.

     Trading profits were flat with the prior year as fixed income activities continue to generate gains in both corporate and municipal trading, more than offsetting the decline in equity trading results.

     Financial service fees reflect a modest 7% increase over the prior year quarter, the result of increased IRA fees, a change to fee based (vs. commission) employee trades and increased mutual fund distribution fees. Offsetting these increases, there was a decline in transaction fees on the retail wrap fee commission equivalent accounts.

     Other revenues reflect decreased postage and handling fees as a result of the decreased trade volume as compared to the prior year's quarter and decreased floor brokerage revenue as the Company's floor brokers now execute almost exclusively for the Company.

     Compensation expense has increased 9% since the prior year. This is related to an increase in employees of 24% (8% excluding the addition of 760 RJ Ltd employees) since the prior year predominantly in the back office area of information technology, increased incentive compensation related to improved investment banking revenues and a shift in commissions from the employee retail broker-dealer to the independent contractor broker-dealer in which there are higher payouts.

     Increased business development expenses reflect the further implementation of the Company's branding efforts, combined with costs associated with increased recruiting and conference expenses.

     Data communications and occupancy and equipment expenses have increased 19% and 18%, respectively, in comparison to last year's June quarter, a result of growth in the support structure and back office operations, including upgrades of computers and workstations at the Company headquarters. These increases also reflect the additions and upgrades of retail and institutional branches as well as the costs of RJ Ltd. which were $2,623,000 and $1,992,000 for data communication and occupancy, respectively, in the June quarter.

     Other expense in the current year reflects the $15.8 million credit from the reversal of the unused Corporex reserve. The prior year quarter ended June included the additional $20 million in expense.

Results of Operations        Nine months ended June 29, 2001 compared with nine months
                                              ended June 30, 2000.

     Revenues for the nine months ended June 29, 2001 were up only 1% to $1,278,019,000 from $1,266,537,000 in the same period of the prior year. Exclusive of the $47,948,000 in revenues from RJ Ltd., revenues declined 3%. Even inclusive of the aforementioned Corporex legal reserve entries in the both periods, net income declined 5% to $83,776,000, or $1.71 per diluted share, compared to $1.88 per diluted share last year. Excluding the entries related to Corporex in both periods, net income for the nine months declined 24% to $75,044,000, or $1.54 per diluted share, in the current year from $99,375,000, or $2.12 per diluted share, in the prior year.

     (Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the nine month comparison.)

     The 28% increase in investment banking revenues is due predominantly to the $12.4 million in revenues from RJ Ltd., but also includes the fees and commissions related to an increased number of domestic underwritings.

     Correspondent clearing revenue declined 30%, reflective of the slow retail market.

Financial Condition

     The Company's total assets have increased 5% since fiscal year end. This increase is due predominantly to the acquisition of RJ Ltd. and also to cash balances arising from increased client liquidity. The deferred tax asset has declined due to the settlement of the Corporex case and resultant elimination of the timing difference related to the reserve for the judgement, net of increased deferred compensation and depreciation timing differences.

     In addition to the $38 million mortgage on the corporate headquarters complex, loans payable at June 29, 2001 include $85 million at the parent company ($35 million short-term and $50 million on a term loan), $60 million in advances from the Federal Home Loan Bank to RJBank, $9 million in short-term financing within the Canadian broker-dealer subsidiary, $1.2 million to fund customer borrowing in a finance subsidiary and $1.7 million to fund activity in International subsidiaries.

Liquidity and Capital Resources

     Net cash provided by operating activities for the nine months was $834,687,000, almost entirely the result of the increased cash balances (reflected as client payables) combined with lower customer margin loans.

     Investing activities used $53,178,000, while financing activities provided a net cash inflow of $53,168,000 over the past nine months. Cash was provided by net borrowings and used in the acquisition of Goepel McDermid Inc., additions to property, plant & equipment and for the payment of dividends.

     The Company has a term loan and two committed lines of credit. The parent company has a $50 million three-year term loan and a committed, unsecured $125 million line for general corporate purposes. In addition, Raymond James Credit Corporation, a finance subsidiary which provides loans collateralized by restricted or control shares of public companies, has a $50 million line of credit. Raymond James & Associates, Inc., the Company's clearing broker-dealer, also maintains uncommitted lines of credit aggregating $430 million with commercial banks. RJBank's pre-approved borrowing availability related to FHLB advances is 20 percent of RJBank's total assets which are approximately $830 million at June 29, 2001.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

     Information about market risks for the nine months ended June 29, 2001 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended September 29, 2000. Additional information is discussed under Derivative Financial Instruments in the notes to the consolidated financial statements of this Form 10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 10, 2001	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Vice President - Finance
and Chief Financial
Officer