Form 10-K
period 2001-09-28
RAYMOND JAMES FINANCIAL INC
filed 2001-12-21
CIK 720005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)	FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 28, 2001

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 14, 2001: $1,605,118,220

Number of common shares outstanding (December 14, 2001): 48,434,467
DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held on February 14, 2002. (The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to January 12, 2002.)

PART I

ITEM 1.     BUSINESS

     (a)     General Description of Business

     Raymond James Financial, Inc. ("RJF") is a Florida-based holding company  incorporated thru a predecessor in 1962. Its principal subsidiaries include Raymond James & Associates, Inc. ("RJA"), Raymond James Financial Services, Inc. ("RJFS"), Raymond James Ltd. ("RJ Ltd."), Eagle Asset Management, Inc. ("Eagle"), Heritage Asset Management, Inc. ("Heritage") and Raymond James Bank, FSB ("RJBank"). All of these subsidiaries are wholly-owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as the "Company".

     RJF's principal subsidiary, RJA, was organized in Florida in 1962. On May 28, 1999 the Company purchased Roney & Co. ("Roney"), a broker-dealer headquartered in Detroit, Michigan. At the beginning of fiscal 2000 Roney was contributed to and merged into RJA. Roney added 320 Financial Advisors and 28 offices to RJA. RJA is a full service broker-dealer engaged in most aspects of securities distribution and investment banking. RJA also offers financial planning services for individuals and provides clearing services for RJFS and several unaffiliated broker-dealers. The Company is the largest brokerage and investment firm headquartered in the state of Florida. RJA is a member of the New York Stock Exchange ("NYSE"), American Stock Exchange, Philadelphia Stock Exchange, Boston Stock Exchange, Chicago Board Options Exchange, New York Futures Exchange, Pacific Exchange and Chicago Stock Exchange. It is also a member of the Securities Industry Association, National Association of Securities Dealers ("NASD"), and Securities Investors Protection Corporation ("SIPC"). Securities in accounts custodied at RJA are protected by the Securities Investor Protection Corporation up to $500,000, including up to $100,000 in cash, in the event of the firm's liquidation. An additional $99.5 million of coverage, including another $900,000 for cash awaiting investment, was purchased, for a total of $100 million in coverage. This limit per client does not protect against market fluctuations.

     RJFS was formed in January 1999, when the Company merged its two independent contractor broker-dealer subsidiaries, Investment Management & Research, Inc. ("IM&R") and Robert Thomas Securities, Inc. ("RTS"). RJFS participates in the distribution of all products and services offered by RJA to its retail clients and has three divisions one which is predominantly a financial planning organization, one which serves independent contractor brokers who do a majority of their business in individual securities, and a third which offers securities on a third party basis to customers of banks. RJFS is a member of the NASD and SIPC, but not of any exchange, as it clears all of its business on a fully-disclosed basis through RJA.

     On January 1, 2001, the Company purchased Goepel McDermid Inc., a Canadian broker-dealer. Effective January 23, 2001, Goepel McDermid Inc. changed its name to Raymond James Ltd., and is engaged in both retail and institutional distribution and investment banking. RJ Ltd. is a member of the Toronto Stock Exchange, Investment Dealers Association of Canada and its U.S. broker-dealer subsidiary is a member of NASD.

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

     (b)     Financial Information - Revenues by Source

     The Company's operations consist of various financial services provided to its clients. The following table shows revenues by source for the last three years:

	Year Ended
	Sept. 28,		Sept. 29,		Sept. 24,
	2001*	%	2000	%	1999	%
	(dollar amounts in thousands)
Securities commissions:
Listed products	$ 177,357	10.7	$ 177,882	10.5	$ 161,240	13.1
Over-the-counter	218,210	13.2	251,724	14.8	186,258	15.1
Mutual funds	222,602	13.4	249,755	14.7	169,377	13.7
Asset-based fees	192,032	11.6	189,757	11.2	130,359	10.6
Annuities and other
insurance products	167,686	10.1	159,850	9.4	110,899	9.0
Other, including
international exchanges	16,296	1.0	8,778.5		3	0
Total	994,183	60.0	1,037,746	61.1	758,136	61.5

Investment banking:
Underwriting management
fees	17,448	1.1	16,593	1.0	11,852	1.0
Merger and acquisition
fees	28,243	1.7	19,744	1.2	16,304	1.3
New issue sales credits	42,724	2.6	33,739	2.0	37,400	3.0
Other	9,091.5		11,932.6		9,192.8
Total	97,506	5.9	82,008	4.8	74,748	6.1

Investment advisory fees	123,769	7.5	122,901	7.2	91,920	7.5
Interest	334,387	20.1	345,689	20.4	229,806	18.6
Correspondent clearing	3,631.2		5,370.3		4,655.4
Net trading and investment
profits	26,928	1.6	27,277	1.6	17,034	1.4
Financial service fees	47,720	2.9	45,115	2.7	36,101	2.9
Other	29,720	1.8	32,488	1.9	19,806	1.6
	566,155	34.1	578,840	34.1	399,322	32.4

Total revenues	$1,657,844	100.0	$1,698,594	100.0	$1,232,206	100.0

*Includes $65,463 from RJ Ltd. (formerly Goepel McDermid Inc.) which was acquired January 1, 2001

     (c)     Narrative Description of Business

     At September 28, 2001 the Company employed 5,811 individuals. RJA employed 4,517 of these individuals, 995 of whom were full-time retail Financial Advisors. In addition, 3,428 full-time Financial Advisors were affiliated with the Company as independent contractors. Through its broker-dealer subsidiaries, the Company provides securities services to more than one million client accounts. No single client accounts for a material percentage of the Company's total business.

     The Company currently divides its business into five segments based on the products and services offered. These segments are retail distribution, institutional distribution, investment banking, asset management, and other.

RETAIL DISTRIBUTION

     The Company provides securities transaction and financial planning services to its retail clients through the RJA and RJ Ltd. retail branch systems, its independent contractor firm (RJFS), and a general insurance agency.

RJA - Retail Sales

     RJA has 79 retail branches and 17 satellites concentrated in Florida and the Midwest, the latter as a result of the acquisition of Roney. RJA's 995 retail Financial Advisors provide a broad range of financial products and services to their clients. In most cases, RJA charges commissions to its retail clients, on both exchange and over-the-counter equity transactions, in accordance with its established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client's level of business, the trade size and other relevant factors. In addition, a growing number of clients are electing asset-based fee alternatives to the traditional commission structure. RJA also distributes both taxable and tax-exempt fixed income products to its retail clients, including municipal, corporate, government agency and mortgage-backed bonds, preferred stock and unit investment trusts. The vast majority of Financial Advisors are also licensed to sell insurance and annuity products through the Company's general agency (see Planning Corporation of America description below).

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

     At September 28, 2001, the Company had 13 internally sponsored mutual fund portfolios for which RJA acts as distributor. (See Heritage Asset Management, Inc. description on page 7.) As the distributor of these funds, RJA has the right to enter into dealer agreements with other broker-dealers for the sale of Heritage funds to their clients.

Raymond James Financial Services

     RJFS participates in the distribution of all the products and services offered by RJA to its retail clients through 3,428 independent contractor financial advisors in 1,465 offices and 469 satellite offices in all 50 states. In addition, RJFS has several offices in Europe.

     The Company operates with three separate Divisions. The Investment Management Division has 861 offices and 1,890 Financial Advisors and are better characterized as financial planners than as stock brokers although they are not required to conduct their business as financial planners. The Securities Division primarily offers individual securities and investment advice to individual investors and institutions through 998 Financial Advisors in 361 branch offices. The Financial Institutions Division offers securities on a third party basis to customers of financial institutions such as banks, thrifts and credit unions and has 540 Financial Advisors in 243 locations.

     The number of Financial Advisors in these offices ranges from 1 to 30. Such Financial Advisors devote all or substantially all of their time to the sale of securities and, while these independent contractors must conduct all securities business through RJFS, their contracts permit them to conduct insurance, real estate brokerage, accounting services or other business for others or for their own account. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions and fees to compensate them for their added expenses.

Raymond James Ltd.

     RJ Ltd. has 19 retail branches and 227 Financial Advisors located in Canada. Raymond James Ltd. provides a broad range of financial products and services to clients, primarily in accordance with an established commission schedule. Raymond James Ltd. also offers asset-based fee alternatives to its traditional commission structure.

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

***************

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

     Typically, broker-dealers utilize secured bank borrowings and equity capital as the primary sources of funds to finance clients' margin account borrowings. The Company's primary source of funds to finance clients' margin account balances has been cash balances in clients' accounts (Client Interest Program) which are awaiting investment. In addition, pursuant to written agreements with clients, broker-dealers are permitted by Securities and Exchange Commission ("SEC") and NYSE rules to lend client securities in margin accounts to other brokers. SEC regulations, however, restrict the use of clients' funds derived from pledging and lending clients' securities, as well as funds awaiting investment, to the financing of margin account balances, and to the extent not so used, such funds are required to be deposited in a special account for the benefit of clients. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients' fully paid and excess margin securities.

INSTITUTIONAL DISTRIBUTION

     The Company's institutional clients are serviced by RJA's and RJ Ltd's Institutional Equity and Fixed Income Departments and by the European offices of RJFS. In providing securities brokerage services to its institutional clients, the Company discounts its commissions substantially on transactions based on trade size and the amount of business conducted annually with each institution.

     The 94 domestic and overseas professionals in the Institutional Equity Sales and Sales Trading Departments maintain relationships with over 1,000 institutional clients, principally in North America and Europe. In addition to the Company's headquarters in St. Petersburg, FL, institutional equity offices are located in New York, Chicago, Los Angeles, Brussels, Dusseldorf, Geneva, London (Raymond James Financial International, Ltd., a UK broker-dealer), Luxembourg and Paris.

     In addition, RJA distributes to its institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. RJA carries inventory positions of taxable and municipal securities in both the primary and secondary markets. In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York, Chicago, Houston, Boston, Atlanta, Boca Raton, and Dublin, Ohio. To assist our institutional clients, the Fixed Income Research Group provides value-added analytical services and publishes research reports containing specific product information and information on topics of interest such as market and regulatory developments.

Raymond James Ltd. has four institutional offices and 24 equity sales and trading professionals servicing predominantly Canadian institutional investors from offices in Calgary, Montreal, Toronto and Vancouver.

***************

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

INVESTMENT BANKING/CAPITAL MARKETS

     Capital Markets activities include both equity and fixed income products and services. This segment consists of the departments described below:

     Research Department. The 49 domestic senior analysts in this department publish research on nearly 500 predominantly U.S. companies, primarily focused on emerging growth, mid-cap and large-cap companies in specific industries including Technology, Telecommunications, Consumer, Financial Services, Healthcare, Real Estate, Energy and Industrial Growth. Proprietary industry studies and company-specific research reports are provided to both institutional and retail clients. This department has distinguished itself through its record of extremely successful comparative results as reported each quarter in the Wall Street Journal. RJ Ltd. adds an additional 18 analysts which publish research on approximately 150 Canadian companies in the Biotechnology, Energy, Industrial Consumer Growth, Paper and Forest Products, Real Estate and Technology sectors.

     Over-the-Counter Equity Trading. Trading securities in the over-the-counter ("OTC") market involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. RJA makes markets in approximately 250 common stocks in the OTC market.

     Investment Banking. The 60 professionals of RJA's Investment Banking Group, located primarily in St. Petersburg with principal offices in Atlanta, Nashville, Chicago, Princeton, Dallas, Houston and Detroit are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. RJ Ltd.'s Investment Banking Group consists of 19 bankers located in Calgary, Toronto and Vancouver providing equity financing and financial advisory services to corporate clients. The firm's investment banking activities are focused in the same industries as those followed by the Equity Research department.

     In addition, RJA acts as an underwriter or selling group member for corporate bonds, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJA agrees to purchase the issue through a negotiated sale or submits a competitive bid.

     Syndicate Department. The Syndicate Department coordinates the marketing, distribution, pricing and stabilization of Raymond James' lead- and co-managed equity underwritings. In addition to Raymond James' managed and co-managed offerings, this department coordinates the firm's syndicate and selling group activities in transactions managed by other investment banking firms. Marketing and distribution activities are focused on the firm's institutional and retail clients. The Syndicate Department is also responsible for the Private Client Group which serves the firm's Investment Banking and Research clients by providing specialized brokerage services for corporations and their executives.

     Public Finance. The 21 professionals in the Public Finance division operate out of 8 offices (2 located in the State of Florida, one each in Birmingham, AL, New York, Pittsburgh, Detroit, Chicago, and San Antonio), acting as Financial Advisor or underwriter to various municipal agencies or political subdivisions.

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

Eagle Asset Management, Inc.

     Eagle is a registered investment advisor with approximately $4.6 billion under management at September 28, 2001. Eagle's clients include pension and profit sharing plans, retirement funds, foundations, endowments, trusts, life insurance and mutual fund portfolios and individuals. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages approximately $1.7 billion for institutional clients and $2.9 billion for retail accounts.

     Eagle's investment management fee generally ranges from .20% to 1.0% of asset balances per year depending upon the size and investment objective of the account. In addition to the management fees, clients are required to pay brokerage commissions (or more commonly, a fee in lieu thereof) for transactions in their accounts.

Heritage Asset Management, Inc.

     Heritage Asset Management, Inc. ("Heritage") serves as investment advisor to the Heritage Family of Mutual Funds. Heritage also serves as transfer agent for all of the funds and as fund accountant for all Heritage funds except the Eagle International Equity Portfolio. Portfolio management for the Aggressive Growth Fund, Growth Equity Fund, Technology Fund and the Mid Cap Stock Fund are subcontracted to Eagle Asset Management, Inc. Portfolio management for the Small Cap Stock Fund is subcontracted to both Eagle and the Company's Awad Asset Management subsidiary. Unaffiliated advisors are employed for the Municipal Money Market Fund, Capital Appreciation Trust, High Yield Bond Fund, Growth and Income Fund, Value Equity Fund, Intermediate Government Fund and the Eagle International Equity Portfolio.

     Heritage also serves as an advisor to Raymond James Bank to make recommendations and monitor the Bank's investment portfolio of mortgage-backed securities.

Net assets under management at September 28, 2001 were as follows (in thousands):

Heritage Cash Trust:
Money Market Fund	$ 4,979,947
Municipal Money Market Fund	912,180
Heritage Capital Appreciation Trust	312,085
Heritage Growth and Income	49,829
Heritage Income Trust:
High Yield Bond Fund	31,886
Intermediate Government Fund	30,648
Heritage Series Trust:
Small Cap Stock Fund	143,499
Growth Equity Fund	212,719
Eagle International Equity Portfolio	10,275
Value Equity Fund	28,755
Mid Cap Stock Fund	84,420
Aggressive Growth Fund	76,284
Technology Fund	39,133
$ 6,911,660

Awad Asset Management, Inc.

     Awad Asset Management, Inc. ("Awad") is primarily a small and mid-cap equity portfolio management subsidiary. Clients pay fees and/or commissions for management of their accounts. Present fees generally range from .50% to 1.0% of asset balances annually. In addition to private accounts, Awad also manages a portion of the Heritage Small Cap Stock Fund Portfolio and other non-affiliated mutual fund portfolios. Exclusive of the Heritage Small Cap Stock Fund, Awad had approximately $557 million under management at September 28, 2001.

RJA - Asset Management Services

     RJA's Asset Management Services ("AMS") Department manages programs which offer investment advisory services to clients, as well as certain non-advisory programs which offer fee-based alternatives to traditional commission charges for transactions. The primary advisory service offered by AMS is the Investment Advisory Services ("IAS") program. IAS maintains an approved list of investment managers, of which all but one are unaffiliated with the Company, establishes custodial facilities, monitors performance of client accounts, provides clients with accounting and other administrative services and assists investment managers with certain trading management activities. IAS earns fees generally ranging from .50% to 1.0% of asset balances per annum, a portion of which is paid to investment managers who direct the investment of the clients' accounts. At September 28, 2001, this program had approximately $4 billion in assets under management through agreements with 31 independent investment advisors and Awad.

     Passport and a similar program, known as IMPAC, offer both a discretionary and non-discretionary advisory fee alternative that allows clients to pay a quarterly fee plus low transaction charges in lieu of commissions. Fees are based on the individual account size and are also dependent on the type of securities in the accounts. For these accounts, clients receive quarterly performance reporting and other services. As of September 28, 2001, Passport and IMPAC had approximately $5.9 billion and $2.5 billion in assets, respectively, serviced by Financial Advisors.

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

Raymond James Bank, FSB

     RJBank received its federal savings bank charter in 1994. RJBank provides residential, consumer and commercial loans as well as FDIC-insured deposit accounts to clients of Raymond James Financial's broker-dealer subsidiaries and to the general public.

     Access to RJBank's products and services is available nationwide through the offices of its affiliated broker-dealer firms as well as through convenient telephonic and electronic banking services, including Internet Banking with online Bill Pay through  www.rjbank.com debit cards, ATM/point-of-sale, 24-hour TeleDirectTM automated telephone banking, checkwriting, direct deposit and ACH payments and deposits. As of September 28, 2001, RJBank had total assets in excess of $897 million.

Raymond James Trust Company

Raymond James Trust Company West

     Raymond James Trust Company was chartered and opened for business in 1992. This wholly owned subsidiary of RJF was formed primarily to provide personal trust services to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is often subcontracted to the asset management operations of the Company. In October 1993, the Company acquired a second trust company, Sound Trust Company, in Tacoma, Washington. The name of Sound Trust Company was changed to Raymond James Trust Company West effective October 1, 2000. This subsidiary provides personal trust services primarily to broker-dealer clients outside the State of Florida. These two subsidiaries had a combined total of $624 million in client assets at September 28, 2001.

Raymond James Credit Corporation

     Raymond James Credit Corporation ("RJCC") was formed in 1996 as a regulated finance company. To date, this subsidiary has primarily provided loans collateralized by control or restricted securities. RJCC is funded with internal capital and by a $50 million line of credit with a commercial bank. At September 28, 2001, RJCC had $11 million in outstanding loans to clients.

Raymond James International Holdings, Inc.

Raymond James Killik, Ltd.

     Raymond James International Holdings, Inc. ("RJIH") is a Delaware corporation formed in 1994 to house some of the Company's foreign operations. RJIH now has ownership in consolidated joint ventures in Argentina, India, Turkey and France. These joint ventures operate in securities brokerage, investment banking and asset management. In addition, the Company initiated a joint venture known as Raymond James Killik, Ltd. to develop an independent contractor network in the United Kingdom.

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

     The securities industry in the United States of America is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the NYSE. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. RJA and RJFS are currently registered in all 50 states.

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

ITEM 2.     PROPERTIES

     The Company owns a 610,000 square foot headquarters complex in St. Petersburg, FL (three mid-rise office buildings, a bank and trust headquarters building, and a five deck parking garage). The complex covers approximately fifty-five acres, and the Company has the ability to build up to another 753,000 square feet on this site. The Company has begun the construction of a fourth mid-rise office building and another parking garage. The office building is expected to be ready for occupancy in March 2003. The Company also leases 80,000 square feet in a nearby office building, and an additional 30,000 square feet in another nearby facility.  In addition, the Company acquired a 45,000 square foot, eight story building in Detroit, Michigan as part of the Roney transaction. The Company also leases 20,000 square feet in a building adjacent to the Detroit building. With the exception of a Company-owned RJA branch office building in Crystal River, FL, RJA branches are leased with various expiration dates through 2008. The RJFS Investment Management division headquarters office in Atlanta and Raymond James Trust Company West facility in Tacoma are also under lease. See Note 10 to Consolidated Financial Statements for further information regarding the Company's leases.

     Leases for branch offices of RJFS are the responsibility of the respective independent contractor registered representatives.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business. The Company is contesting the allegations in these cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of the Company's management, based in part on outside legal counsel, and after consideration of amounts provided for in the accompanying financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on the company's financial position or results of operations.

     On June 19, 2000 a judgment in the amount of $40.7 million was entered in the United States of America District Court for the Eastern District of Kentucky, Covington Division, against Raymond James & Associates, Inc., and RJ Mortgage Acceptance Corp., a subsidiary of the Company which has been inactive since 1995. In June, 2001, the Company paid Corporex $27.5 million in full settlement of the judgment. See discussion of financial statement impact in Management's Discussion and Analysis.

     As a result of the extensive regulation of the securities industry, the Company's broker-dealer subsidiaries are subject to regular reviews and inspections by regulatory authorities and self regulatory organizations which can result in imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from business. In addition, from time to time regulatory agencies and self regulatory organizations institute investigations into industry practices which can result in the imposition of such sanctions. During the course of the past fiscal year, Raymond James & Associates, Inc. resolved a number of self regulatory investigations by payment of fines that were immaterial in amount.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK

AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded on the NYSE under the symbol "RJF". The following table sets forth for the periods indicated the high and low trades for the common stock.

	2001		2000
	High	Low	High	Low
First Quarter	$41.00	$27.31	$21.44	$16.69
Second Quarter	41.35	26.05	21.81	16.37
Third Quarter	34.33	25.52	23.94	16.00
Fourth Quarter	31.10	23.36	33.06	22.12

     Since the Company initiated payment of a cash dividend in 1985, there have been 19 increases in the cash dividend rate, including 7 in the form of stock splits and stock dividends.

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

     At December 14, 2001 there were approximately 12,000 holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)
Year Ended
	Sept. 28,	Sept. 29,	Sept. 24,	Sept. 25,	Sept. 26,
	2001 (iii)	2000 (ii) *	1999	1998	1997 (i)
Operating Results:

Revenues	$ 1,657,844	$ 1,698,594	$ 1,232,206	$ 1,082,907	$ 927,607
Net income	$ 96,410	$ 25,195	$ 85,090	$ 92,704	$ 98,915
Net income per
share - basic:*	$ 2.02	$ 2.70	$ 1.79	$ 1.92	$ 2.09
Net income per
share - diluted:*	$ 1.98	$ 2.67	$ 1.76	$ 1.86	$ 2.04

Weighted average
common shares
outstanding - basic:*	47,663	46,291	47,606	48,160	47,383
Weighted average common
and common equivalent
shares outstanding -
diluted:*	48,799	46,867	48,449	49,951	48,387

Cash dividends declared
per share*	$ .36	$ .30	$ .28	$ .24	$ .21

Financial Condition:

Total assets	$ 6,372,054	$ 6,308,816	$ 5,030,715	$ 3,852,737	$ 3,278,645
Long-term debt	$ 147,879	$ 98,555	$ 44,183	$ 44,767	$ 12,715

Shareholders' equity	$ 770,876	$ 650,518	$ 558,486	$ 509,898	$ 423,276
Shares outstanding*	48,214	46,287	47,242	48,268	47,695

Equity per share
at end of period*	$ 15.99	$ 14.05	$ 11.82	$ 10.56	$ 8.87

* Gives effect to the common stock splits paid on April 2, 1998 and April 3, 1997.

(i) Amounts include the $30.6 million gain on the sale of Liberty Investment Management, Inc. Excluding this gain, revenues were $896,961,000, net income was $80,126,000, and basic and diluted net income per share were $1.69 and $1.66, respectively.

(ii) Amounts include a $20 million charge to increase legal reserves related to the Corporex case. Excluding this charge, net income was $136,354,000 and basic and diluted net income per share were $2.94 and $2.91, respectively.

(iii) Amounts include a $16 million reversal to legal reserve related to the settlement of the Corporex case. Excluding this reversal, net income was $87,678,000 for the year and basic and diluted net income per share were $1.84 and $1.80, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Three Years Ended September 28, 2001

     During fiscal 2001 the Company's total revenues of $1,657,844,000 were its second highest ever, trailing the prior year by 2%. However, excluding the $65 million from Raymond James Ltd. ("RJ Ltd."), which was acquired effective January 1, 2001, revenues declined 6%. Net income of $96,410,000 represented a decrease of 23% from the prior year; however, operating results (excluding the charge to reserve for the Corporex judgement in 2000 and the partial subsequent reversal of this reserve in 2001) were down 36% from the prior year. The Company continues to be successful in its focus on non-transaction dependent fee revenues, such as investment advisory fees, interest and asset-based commission alternatives. For fiscal 2001, such fee-based revenues represented approximately 48% of total revenues, up from 36% five years ago.

     The major contributors to the decline in revenues were retail commissions and reduced interest income, although the majority of operations performed below expectations as negative market conditions permeated most sectors of our business.

	Year Ended
	Sept. 28,	% Incr.	Sept. 29,	% Incr.	Sept. 24,
	2001*	(Decr.)	2000	(Decr.)	1999

Revenues:
(in thousands)
Securities commissions
and fees	$ 994,183	(4%)	$1,037,746	37%	$ 758,136
Investment banking	97,506	19%	82,008	10%	74,748
Investment advisory fees	123,769	1%	122,901	34%	91,920
Interest	334,387	(3%)	345,689	50%	229,806
Correspondent clearing	3,631	(32%)	5,370	15%	4,655
Net trading profits	26,928	(1%)	27,277	60%	17,034
Financial service fees	47,720	6%	45,115	25%	36,101
Other	29,720	(9%)	32,488	64%	19,806
Total revenues	$1,657,844	(2%)	$1,698,594	38%	$1,232,206

*    Includes $65,463 from RJ Ltd. (formerly Goepel McDermid Inc.) which was acquired January 1, 2001.

     In contrast to the prior year, which reflected vibrant retail activity from a combination of strong market conditions and good Financial Advisor recruiting results, fiscal 2001 was plagued by poor equity markets, leading to a decline in transaction volume. With respect to prior years' activity, the largest dollar increases occurred in mutual funds and over-the-counter equities during fiscal 2000 and in equities and annuities in fiscal 1999.

YEAR ENDED
	Sept. 28,	%Incr.	Sept. 29,	%Incr.	Sept. 24,
	2001*	(Decr.)	2000	(Decr.)	1999
Number of retail Financial
Advisors at yearend	4,650*	10%	4,245	10%	3,864
Retail commission revenues
(000's)	$ 830,841	(8%)	$ 903,448	43%	$ 631,572
Retail new issue sales credits
(000's)	$ 22,521	42%	$ 15,819	(3%)	$ 16,345
Number of institutional
salesmen at yearend	202	36%	149	(1%)	150
Institutional commission
revenues (000's)	$ 163,342	22%	$ 134,298	6%	$ 126,564
Institutional new issue sales
credits (000's)	$ 20,203	13%	$ 17,920	(15%)	$ 21,055
Number of trades processed	6,154,000	6%	5,826,000	42%	4,107,000
Number of client accounts	1,159,171	17%	991,871	36%	729,903

*    Includes RJ Ltd.

     Investment banking revenues, including new issue sales credits, remained well below the record levels of 1997-1998, and were relatively flat with the prior year excluding the $15 million added by RJ Ltd. During fiscal 2000 and 2001, the Company made significant personnel additions in both the technology and healthcare sectors and acquired RJ Ltd., which further strengthened the energy sector. The number of managed and co-managed underwritings, the vast majority of which were equity-related offerings, and the dollar volume of these transactions were as follows: 2001 - 25 new issues for $3.7 billion; 2000 - 23 new issues for $3.6 billion and 1999 - 23 new issues for $3.0 billion. Merger and acquisition fees, which have been a consistent revenue source during the past several years, increased to $28.2 million (including $6.6 million from RJ Ltd.) in fiscal 2001, an increase of 10% (excluding RJ Ltd.) over $19.7 million in fiscal 2000 ($16.3 million in 1999).

     Investment advisory fees were flat with the prior year. RJ Ltd. did not significantly impact this revenue line as their businesses are currently transaction oriented. Although Eagle and RJA's asset management services had positive net sales of $756 million for the year, the decline in equity asset values more than offset these sales. Asset management fees had benefited from both overall asset appreciation and net sales in fiscal 2000 and 1999. The largest increase has occurred in Investment Advisory Services (which offers the services of an approved list of predominantly unaffiliated investment advisors to the Company's clients) as a result of the strong performance of several managers in the program and the addition of client assets from the Roney acquisition in 1999.
	Sept. 28,	%Incr.	Sept. 29,		Sept. 24,
	2001	(Decr.)	2000	%Incr.	1999
	(000's)		(000's)		(000's)
Assets Under Management:
Eagle Asset Mgmt., Inc.*	$ 4,578,909	(23%)	$ 5,966,233	16%	$ 5,138,064
Heritage Family of Mutual Funds	6,911,660	15%	6,019,124	26%	4,780,747
Investment Advisory Services	3,825,000	(23%)	4,989,000	60%	3,110,000
Awad Asset Management*	557,000	(3%)	575,000	1%	569,000
Total Financial Assets Under Management	$15,872,569	(10%)	$17,549,357	29%	$13,597,811

* Excludes balances included in the Heritage Family of Mutual Funds.

     Interest revenues declined 3% vs. the prior year, while interest expense was flat, resulting in a 9% decline in net interest income. Even with this decline, net interest increased to 67% of pretax income, up from 57% in both fiscal 2000 and 1999. The decrease in interest income in fiscal 2001 is the result of the significantly lower margin balances as equity values have declined and retail customers became more conservative in their investing. Flat interest expense in fiscal 2001 is the result of increased CIP balances combined with decreased interest rates. As a result net interest income declined in 2001, after a significant increase in fiscal 2000 when margin balances were continuing to grow.

	Sept. 28,			Sept. 29,		Sept. 24,
	2001			2000		1999
				(balances in 000's)

Margin balances:
Average balance	$ 1,249,495			$ 1,526,273		$ 908,671
Average rate	7.70%			8.50%		7.60%
		$ 96,924			$129,589		$69,059

Assets segregated
pursuant to Federal
Regulations:
Average balance	1,393,479			996,969		1,063,350
Average rate	4.90%			5.80%		4.90%
		68,833			58,025		51,630

Stock borrowed:
Average balance	1,636,733			1,458,007		1,270,112
Average rate	5.00%			5.60%		4.60%
		82,565			82,334		58,209

Raymond James Bank, FSB		48,278			44,842		28,756

Other interest revenue		37,787			30,899		22,152

Total interest revenue		334,387			345,689		229,806

Client interest program:
Average balance	2,299,354			1,985,003		1,540,966
Average rate	4.50%			5.30%		4.30%
		103,642			105,631		66,260
Stock loaned:
Average balance	1,653,923			1,448,007		1,292,791
Average rate	4.70%			5.30%		4.30%
		77,337			77,721		55,590

Raymond James Bank, FSB		34,226			31,904		20,270

Other interest expense		13,146			13,396		9,374

Total interest expense		228,351			228,652		151,494

Net interest income		$ 106,036	*	(9%)	$117,037	49%	$78,312

* Includes $5,099 from RJ Ltd.

     Excluding $1.6 million in trading profits generated by RJ Ltd., trading profits declined slightly as over-the-counter equity trading results declined, attributable largely to decimalization of equity prices. Almost offsetting the decline in equity trading profits were record trading profit levels in fixed income, with particularly strong municipal trading profits. Fiscal 2000 trading results reflected significantly improved municipal bond and over-the-counter equity trading results, with the industry having adapted to the changes in the over-the-counter regulations made in fiscal 1998. Trading results in fiscal 1999 reflected particularly strong corporate and government bond trading results.

     Financial service fees increased 6% in fiscal 2001, consistent with the growth in the Company's client base and due to the addition of RJ Ltd. The two most significant items are IRA fees and wrap fee account transaction fees. In the past two years, there has been a 50% increase in the number of IRA accounts. Transaction fees arising from retail asset-based fee account programs declined 25% in 2001 after increasing 55% in 2000.

     Other income is comprised predominantly of postage and handling fees and floor brokerage income, both of which are related to transaction volume. Transaction volume declined in fiscal 2001 and the related fees declined similarly. In addition to increases in volume during fiscal years 2000 and 1999, the Company also increased its postage and handling fee in February 2000.

     Expenses were up 3% on an operating (ex-Corporex) basis. This increase was primarily a result of personnel added in operations (to support the previous years' volume), equity capital markets and asset management.
	Year Ended
	Sept. 28,	% Incr.	Sept. 29,	% Incr.	Sept. 24,
	2001*	(Decr.)	2000		1999
Expenses:
(in thousands)
Compensation and benefits:
Sales commissions	$ 671,553	(3%)	$ 689,246	33%	$ 517,280
Administrative and benefit costs	254,088	35%	188,812	29%	146,254
Incentive compensation	98,782	(25%)	131,077	44%	91,213
Total compensation and benefits	1,024,423	2%	1,009,135	34%	754,747

Communications and information
processing	69,476	12%	61,812	16%	53,071
Occupancy and equipment	60,426	18%	51,168	28%	40,059
Clearance and floor brokerage	16,091	9%	14,814	10%	13,456
Interest	228,351	0%	228,652	51%	151,494
Business development	51,910	30%	39,830	4%	38,395
Other	49,699	(44%)	88,503	104%	43,465

	$1,500,376	0%	$1,493,914	36%	$1,094,687

* Includes $64,418 in expenses from RJ Ltd. (formerly Goepel McDermid Inc.) which was acquired January 1, 2001.

     Sales commission expense has varied each period at a rate approximately proportionate to the related revenues.

     In the past, administrative and benefit compensation costs have typically increased at a rate consistent with the growth in total revenues. However, during the first part of fiscal 2001 the Company continued to add back office personnel in response to the record transaction volumes of the previous years. In addition, the Company continued to recruit investment bankers and research analysts during a period of slower investment banking revenues and added 770 employees in RJ Ltd. As a result of the market slowdown the Company has critically reviewed personnel requirements and reduced headcount in the last two quarters of fiscal 2001. In fiscal 2000 revenues grew 38% and administrative and clerical personnel costs increased only 29%, providing part of the Company's leverage which resulted in improved margins over fiscal 1999.

     Incentive compensation expenses, including contributions to qualified retirement plans, are based on departmental, subsidiary and firm-wide profitability. Effective for fiscal 2001, the Company changed the relationship of incentive compensation and base pay for employees at the assistant vice president level and below, effectively shifting approximately $8 million in compensation from incentive compensation to administrative expense. In addition, due to the addition of several teams of people in both investment banking and asset management with guaranteed compensation levels, incentive compensation did not decline ratably with income. The Company's contributions to qualified retirement plans and long term incentive plans did vary proportionately to pretax income in both 2000 and 2001.

     The increase in communications and information processing during fiscal 2001 was attributable almost entirely to the addition of RJ Ltd. While costs associated with overall growth continued to affect communications and information processing expense during fiscal 2000, there were also some significant individual items such as Y2K testing and the development of the former Roney headquarters in Detroit as a second processing center. Fiscal 1999 included costs associated with the integration of Roney, preparation for Y2K and the merger creating RJFS. The increases in communications and information processing expense in all three fiscal years include the costs of further enhancement and expansion of the Company's systems of internal communication and information dissemination.

     Increased occupancy and equipment expense in fiscal 2001 and 2000 includes expanded RJA retail and institutional offices, additional equipment and additional space in Detroit. In addition, fiscal 2001 includes approximately $6 million from the acquisition of RJ Ltd.

     Clearing and floor brokerage increased 9% in fiscal 2001, the net result of the addition of RJ Ltd. and lower transaction volume, and increased 10% in fiscal 2000, a result of increased transaction volume and higher international clearing costs. As in the past, clearing and floor brokerage expense increased at a rate lower than the growth in related revenues due to volume efficiencies and the cost saving measures implemented.

     Business development expenses increased 30% in fiscal 2001 as the Company increased its television advertising and some additional branding efforts on a trial basis under the guidance of an advertising agency. RJ Ltd. added $2.6 million in business and development expenses in fiscal 2001. Several of the Company's branding initiatives impacted business development expense in fiscal 2000 and 1999, including the stadium naming rights, general image advertising costs (primarily television), and recruiting-related programs focusing on the creation of RJFS.

     Other expense includes the decrease in legal reserves in fiscal 2001 and the increase in legal reserves in 2000 related to the Corporex judgment discussed in Note 10. In addition, this expense category includes fees paid to outside managers in the Company's investment advisory services program, bank service charges, legal expenses and provisions, and amortization of goodwill arising from the RJ Ltd. and Roney acquisitions.

Liquidity and Capital Resources

     Net cash provided by operating activities during the current year was $180 million. Cash was provided by decreased stock borrow balances exceeding decreased stock loan balances, decreased balances in the client margin accounts and increased client interest balances, increased broker-dealer payables, and the fluctuations in various other asset and liability accounts net of the increased segregated cash and cash equivalents and trading account securities.

     Investing activities required $43 million during the year. The Company used $48 million to purchase Goepel McDermid Inc. and additions to fixed assets consumed $27 million, predominantly for the purchase of computers, office furniture and equipment. Net purchases, sales and maturations of investments provided $33 million during the year.

     Financing activities provided $18 million, the result of net borrowing exceeding the payment of cash dividends net of the exercise of stock options and employee stock purchases.

     The Company has loans payable consisting of a $37.9 million mortgage on its headquarters office complex, $60 million in Federal Home Loan Bank advances at RJBank, $1.3 million at Raymond James Credit Corporation and a $50 million three year term loan at RJF. In addition, RJF has a $125 million line of credit and RJ Ltd., has a $40 million Canadian line of credit. Raymond James & Associates, Inc. has uncommitted bank lines of credit aggregating $305 million with commercial banks.

     The Company's broker-dealer subsidiaries are subject to requirements of the SEC and the Investment Dealers Association of Canada relating to liquidity and capital standards (see Notes to Consolidated Financial Statements).

Effects of recently issued accounting standards

     In September 2000, the Financial Accounting Standards Board issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 140"), an update to FAS No. 125 of the same name. This statement revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions without reconsideration. The Company receives collateral in connection with resale agreements, securities borrowed transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver to counterparties to cover short positions. As a result of this statement the Company added disclosures within Note 10.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142.

     The Company has adopted the provisions of SFAS 141, and plans to adopt the provisions of SFAS 142 effective September 29, 2001.

     Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill and to reassess the useful lives and residual values of all intangible assets acquired. In addition, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of the planned date of adoption, the Company had unamortized goodwill of approximately $62 million which will be subject to the transition provisions of Statements 141 and 142. Because of the extensive effort needed to comply with adopting these Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143 - Accounting for Asset Retirement Obligations. Statement 143 relates to the accounting for the obligations associated with the retirement of long-lived assets. In August 2001, the FASB issued SFAS No. 144 - Accounting for Impairment or Disposal of Long-lived Assets. Statement 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company is currently reviewing these statements and the impact of their adoption on its financial position, results of operations and cash flows. The Company will implement Statement 143 and 144 beginning in the first quarter of its fiscal year ending September 26, 2003.

RISK MANAGEMENT

     Risks are an inherent part of the Company's business and activities. Management of these risks is critical to the Company's soundness and profitability. Risk management at the Company is a multi-faceted process that requires communication, judgment and knowledge of financial products and markets. The Company's senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring and control of various risks. The principal risks involved in its business activities are market, credit, operational and legal.

Market Risk

     The potential for changes in the value of financial instruments owned by the Company is referred to as "market risk". Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market-risk-sensitive financial instruments.

     The Company trades tax exempt and taxable debt obligations, including U.S. Treasury bills, notes, and bonds; U.S. Government agency and municipal notes and bonds; bank certificates of deposit; mortgage backed securities; and corporate obligations. The Company is also an active market-maker in over-the-counter equity securities. In connection with these activities, the Company may maintain inventories in order to ensure availability and to facilitate customer transactions. The Company also invests for its own proprietary investment account on a limited basis.

     Changes in value of the Company's financial instruments may result from fluctuations in interest rates, credit ratings, equity prices and the correlation among these factors, along with the level of volatility.

     The Company manages its trading businesses by product and has established trading divisions that have responsibility for each product. The trading inventories are managed with a view toward facilitating client transactions, considering the risk and profitability of each inventory.

     Position limits in trading inventory accounts are established and monitored on a daily basis. Management monitors inventory levels and results of the trading groups, as well as inventory aging, pricing, concentration and securities ratings.

     The Company utilizes interest rate swap contracts to hedge its debt inventory, acts in a matched book dealer capacity in these instruments, and to hedge RJBank's loan portfolio against fluctuations in interest rates. RJ Bank accounts for its swap activity under FAS 133 and monitors this activity by reviewing resulting net yields and spreads. The Company uses notional (contract) amounts and daily mark to markets among other methods to measure this derivative activity. Notional amounts are not included on the Company's balance sheet as these contract amounts are not actually paid or received. Notional amounts allow the Company to calculate the cash flows to be exchanged and are not necessarily indicative of overall market risk.

Interest Rate Risk

     The Company is exposed to interest rate risk as a result of maintaining inventories of interest-rate-sensitive financial instruments and from changes in the interest rates on its interest-earning assets (including client loans, stock borrow activities, investments, and inventories) and its funding sources (including client cash balances, stock lending activities, and bank borrowings), which finance these assets. The collateral underlying financial instruments at the broker-dealer is repriced daily, thus there are no unrecorded gains or losses in value. Interest rates on client balances and stock borrow and lending produce a positive spread to the Company, with the rates generally fluctuating in parallel.

     The Company manages its inventory exposure to interest rate risk by setting and monitoring limits and, where feasible, hedging with offsetting positions in securities with similar interest rate risk characteristics. While a significant portion of the Company's securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of several times per year. The Company uses interest rate sensitivity analysis to monitor its exposure in the RJBank portfolio.

Equity Price Risk

     The Company is exposed to equity price risk as a consequence of making markets in equity securities. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

     The Company's equity securities inventories are repriced on a regular basis and there are no unrecorded gains or losses. The Company's activities as a dealer are client-driven, with the objective of meeting clients' needs while earning a positive spread.

Financial Instruments with Market Risk:
(in thousands)
	September 28, 2001	September 29, 2000
Fair Value
Government obligations	$ 31,702	$ (2,624)
Corporate obligations	12,968	11,502
Municipal obligations	170,911	61,482
Mortgage backed securities	359,093	379,108
Total debt securities	574,674	449,468

Equity & other securities	22,728	40,913
Total	597,402	490,381

     The tables above primarily represent trading inventory associated with our customer facilitation, market-making activities and RJBank investments, and include net long and short fair values, which is consistent with the way risk exposure is managed. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for the related gross long and short fair values of financial instruments owned and investments.

Credit Risk

     The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealer, banks and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the credit worthiness of the counterparty or issuer of the instrument. The Company manages this risk by imposing and monitoring position limits for each counterparty, monitoring trading counterparties, conducting regular credit reviews of financial counterparties, reviewing security concentrations, holding and marking to market collateral on certain transactions and conducting business through clearing organizations, which guarantee performance.

     The Company's client activities involve the execution, settlement, and financing of various transactions on behalf of its clients. Client activities are transacted on either a cash or margin basis. Credit exposure associated with the Company's retail client business consists primarily of customer margin accounts, which are monitored daily and are collateralized. The Company monitors exposure to industry sectors and individual securities and performs analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions. In addition, RJ Bank offers a variety of loan products; including mortgage, commercial real estate, and consumer loans which are collateralized and corporate loans for which the borrower is carefully evaluated and monitored.

     The Company is subject to concentration risk if it holds large positions, extends large loans to, or has large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (i.e. in the same industry). Securities purchased under agreement to resell represent approximately 26% of the Company's total assets and consist of securities issued by the U.S. government. Receivables from and payables to clients and stock borrow and lending activities are both with a large number of clients and counterparties and any potential concentration is carefully monitored. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. The Company seeks to limit this risk through careful review of counterparties and borrowers and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment and other positions or commitments outstanding.

     The Company is the lessor in two leveraged commercial aircraft transactions with major domestic airlines. The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill its lease obligations. In the unlikely event that the Company was unable to re-lease or sell the plane with adequate terms the Company would suffer a loss of some or all of its investment. As of September 28, 2001, it is management's opinion that the Company's return on this investment will not be impaired.

Operational Risk

     Operational risk generally refers to the risk of loss resulting from the Company's operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in the Company's technology or financial operating systems and inadequacies or breaches in the company's control processes. The Company operates different businesses in diverse markets and is reliant on the ability of its employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation. In order to mitigate and control operational risk, the Company has developed and continues to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Accounting, Operations, Information Technology, Legal, Compliance and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that the Company's various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

Regulatory and Legal Risk

     Legal risk includes the risk of a potentially sizable adverse legal judgement and of non-compliance with applicable legal and regulatory requirements. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business. The Company has various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering and record keeping.

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

Factors Affecting "Forward-Looking Statements"

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business or the profitability of certain segments of the Company's business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company, (xi) natural disasters and (xii) political and military events which would affect the United States of America or world markets, which could disrupt the Company's communications and securities processing capabilities or other operations. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

(b)                                              QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share data)
2001	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$421,023	$435,004	$421,992	$379,825
Expenses	371,894	398,078	373,557	356,847
Income before income taxes	49,129	36,926	48,435	22,978
Net income	32,181	22,665	28,930	12,634
Net income per share - basic	.69	.47	.60	.26
Net income per share - diluted	.67	.46	.59	.26

2000	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$383,926	$456,187	$426,424	$432,057
Expenses	340,699	394,012	387,996	371,208
Income before income taxes	43,227	62,175	38,428	60,850
Net income	26,816	38,236	23,163	36,980
Net income per share - basic	.57	.83	.50	.80
Net income per share - diluted	.56	.82	.50	.79

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

               FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers of the registrant (including its significant subsidiaries) who are not Directors of the registrant are as follows:

Richard K. Riess	52	Executive Vice President - RJF,
		CEO and Director of both Eagle and Heritage.

Van C. Sayler	46	Senior Vice President - Fixed Income Raymond James & Associates.

Jeffrey E. Trocin	42	Executive Vice President - Equity Capital Markets Raymond James & Associates

Jeffrey P. Julien	45	Senior Vice President - Finance
		and Chief Financial Officer,
		Director and/or officer of
		Several RJF subsidiaries.

Barry S. Augenbraun	62	Senior Vice President and
		Corporate Secretary.

Jennifer C. Ackart	37	Controller (Chief Accounting Officer).

The information required by Item 10 relating to Directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the 2001 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 12, 2002.

ITEMS 11,12 AND 13.

     The information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 2001 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 12, 2002.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

          REPORTS ON FORM 8-K

  Exhibits and financial statements schedules required by this Item are either listed in the index appearing on page F-1 of this report or have been previously filed with the SEC.

  Reports on Form 8-K required by this Item are listed in the index appearing on page F-1 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 20th day of December, 2001.

RAYMOND JAMES FINANCIAL, INC.
By /s/ THOMAS A. JAMES
Thomas A. James, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. JAMES	Chairman and Chief	December 20, 2001
Thomas A. James	Executive Officer

/s/ FRANCIS S. GODBOLD	President and Director	December 20, 2001
Francis S. Godbold

/s/ M. ANTHONY GREENE	Executive Vice President and Director	December 20, 2001
M. Anthony Greene

/s/ J. STEPHEN PUTNAM	Executive Vice President and Director	December 20, 2001
J. Stephen Putnam

/s/ ROBERT F. SHUCK	Vice Chairman and Director	December 20, 2001
Robert F. Shuck

/s/ JEFFREY P. JULIEN	Senior Vice President - Finance	December 20, 2001
Jeffrey P. Julien	and Chief Financial Officer

/s/ JENNIFER C. ACKART	Controller (Chief Accounting Officer)	December 20, 2001
Jennifer C. Ackart

/s/ ANGELA M. BIEVER	Director	December 20, 2001
Angela M. Biever

/s/ JONATHAN A. BULKLEY	Director	December 20, 2001
Jonathan A. Bulkley

/s/ THOMAS S. FRANKE	Director	December 20, 2001
Thomas S. Franke

/s/ HARVARD H. HILL, JR.	Director	December 20, 2001
Harvard H. Hill, Jr.

/s/ HUNTINGTON A. JAMES	Director	December 20, 2001
Huntington A. James

/s/ PAUL W. MARSHALL	Director	December 20, 2001
Paul W. Marshall

/s/ KENNETH A. SHIELDS	Director	December 20, 2001
Kenneth A. Shields

/s/ DENNIS W. ZANK	Director	December 20, 2001
Dennis W. Zank

RAYMOND JAMES FINANCIAL INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS	PAGE(S)

Reports and Consents of Independent Auditors and Certified Public Accountants		F-3-5

Consolidated Statement of Financial Condition as of September 28, 2001 and September 29, 2000		F-6

Consolidated Statement of Operations and Comprehensive Income for the Three Years Ended September 28, 2001		F-7

Consolidated Statement of Changes in Shareholders' Equity for the Three Years Ended September 28, 2001		F-8

Consolidated Statement of Cash Flows for the Three Years Ended September 28, 2001		F-9-10

Summary of Significant Accounting Policies		F-11-15

Notes to Consolidated Financial Statements		F-16-29

(a) Exhibits

3.1	Amended and restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State Florida on March 21, 2001.

3.2	Amended and restated By-Laws of the Company, incorporated by reference to Exhibit 3 as filed with Form 10Q on February 9, 1998.

3.2.1	Amended Article IV Section 8 of the By-Laws approved on November 29, 2000 incorporated by reference to Exhibit 3 as filed with Form 10-K on December 22, 2000.

3.2.2	Amended Article IV Section 2 of the By-Laws approved on February 9, 2001.

10.1

Raymond James Financial, Inc. Amended Stock Option Plan for Outside Directors, dated December 12, 1986, incorporated by reference to Exhibit 4.1 (b) to Registration Statement on Form S-8, No. 33-38350.

10.2

Raymond James Financial, Inc. 1992 Incentive Stock Option Plan effective August 20, 1992, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 33-60608; and amended on Form S-8, No. 333-59449 filed July 20, 1998.

10.3	Raymond James Financial, Inc. Deferred Management Bonus Plan, incorporated by reference to Exhibit 10 as filed with the Company's Form 10-K on December 23, 1996.

10.4	Raymond James Financial, Inc. 1996 Stock Option Plan for Key Management Personnel, dated November 21, 1996 and incorporated by reference as filed with the Company's Form 10-K on December 24, 1998.

10.5	Termination and Release Agreement between Liberty Asset Management, Inc. and Raymond James Financial, Inc. and incorporated by reference as filed with the Company's Form 10-K on December 24, 1997.

10.6	Raymond James Financial, Inc.'s 1999 Employee Stock Purchase Plan S-8, No. 333-68821, filed December 14, 1998.

10.7	Purchase agreement between BANK ONE CORPORATION as seller, and Raymond James Financial, Inc., incorporated by reference to Exhibit 10 as filed with the Company's Form 10-Q on May 7, 1999.

10.8	Term Credit Agreement for $50 million dated as of October 26, 1999 and incorporated by reference as filed with the Company's Form 10-K on December 22, 1999.

10.9	Revolving Credit Agreement for $100 million dated as of October 26, 1999 and incorporated by reference as filed with the Company's Form 10-K on December 22, 1999.

10.10	Arrangement Agreement between Goepel McDermid Inc. as seller, and Raymond James Holdings (Canada), Inc. as filed with the Company's S-3 on December 14, 2000.

10.11

Amendments to the Term Credit Agreement for $50 million (dated October 26, 1999) and Revolving Credit Agreement for $100 million (dated October 26, 1999), dated May 24, 2001 and October 23, 2001, respectively.

10.12	Amendments to the Term Credit Agreement for $50 million (dated October 26, 1999) and Revolving Credit Agreement (dated October 26, 1999), dated May 24, 2001 and October 23, 2001, respectively.

10.13	Restricted Stock Plan as filed with the Company's S-8 on December 7, 2001.

10.14	Stock Bonus Plan as filed with the Company's S-8 on December 7, 2001.

11	Computation of Earnings per Share	X-1

21	List of Subsidiaries	X-2

23	Consents of Independent Auditors	F-3

(b)	Reports on Form 8-K

During the year, the Company filed the following Current Reports on Form 8-K

(i)       A Current Report on Form 8-K dated April 20, 2001 and filed on April 27, 2001, pertaining to the submission of change in Registrant's Certifying Accountant to the Board of Directors for ratification.

(ii)     A Current Report on Form 8-K dated April 20, 2001 and filed on May 17, 2001, pertaining to the change in Registrant's Certifying Accountant.

(iii)     A Current Report on Form 8-K dated June 15, 2001 and filed on June 15, 2001, pertaining to the settlement of the Corporex litigation.

SCHEDULES AND EXHIBITS EXCLUDED

     All schedules and exhibits not included are not applicable, not required or would contain information which is included in the Consolidated Financial Statements, Summary of Significant Accounting Policies, or the Notes to the Consolidated Financial Statements.

Independent Auditors' Report

To the Shareholders and Board of Directors

of Raymond James Financial, Inc.:

We have audited the accompanying consolidated statement of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 28, 2001, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Raymond James Financial, Inc. and subsidiaries as of September 28, 2000 and for the years ended September 28, 2000 and September 24, 1999 were audited by other auditors, whose report dated November 17, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and subsidiaries as of September 28, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Tampa, Florida

November 16, 2001

Independent Auditors' Consent

To the Shareholders and Board of Directors

of Raymond James Financial, Inc.:

We consent to the incorporation by reference in registration statement's (No. 333-68821, 333-59449, 333-38390 and 333-74716) on Form S-8 and (No. 333-51840) on Form S-3 of Raymond James Financial, Inc. and subsidiaries of our report dated November 16, 2001, relating to the consolidated statement of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 28, 2001, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the year then ended, which report appears in the September 28, 2001, annual report on Form 10-K of Raymond James Financial, Inc.

KPMG LLP

Tampa, Florida

December 19, 2001

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders

of Raymond James Financial, Inc.

In our opinion, based on our audits and the report of other auditors, the consolidated statement of financial condition as of September 29, 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended September 29, 2000 (appearing on pages F-5 through F-9 of the Raymond James Financial, Inc. 2001 Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Raymond James Financial, Inc. and its subsidiaries at September 29, 2000 and for each of the two fiscal years in the period ended September 29, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Raymond James Bank, FSB, a wholly-owned subsidiary, which statements reflect total assets of $712,332,000 as of September 29, 2000 and total revenues of $45,150,000 and $29,200,000 for each of the two fiscal years in the period ended September 29, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Raymond James Bank, FSB, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Tampa, Florida

November 17, 2000

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-68821, 333-59449, 333-38390 and 333-74716) and on the Registration Statement on Form S-3 (No. 333-51840)  of Raymond James Financial, Inc. of our report dated November 17, 2000 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Tampa, Florida

December 21, 2001

Independent Auditors' Report

The Board of Directors

Raymond James Bank, FSB (a wholly owned

subsidiary of Raymond James Financial, Inc.):

We have audited the balance sheet of Raymond James Bank, FSB (a wholly owned subsidiary of Raymond James Financial, Inc.) as of September 30, 2000, and the related statements of income, stockholder's equity and comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2000. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raymond James Bank, FSB (a wholly owned subsidiary of Raymond James Financial, Inc.) at September 30, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Tampa, Florida

November 8, 2000

Independent Auditors' Consent

The Board of Directors

Raymond James Bank, FSB:

We consent to the incorporation by reference in the registration statement's (No. 333-68821, 333-59449, 333-38390 and 333-74716) on Form S-8 and (No. 333-51840) on Form S-3 of Raymond James Financial, Inc, of our report dated November 8, 2000, with respect to the balance sheet of Raymond James Bank, FSB as of September 30, 2000, and the related statements of income, stockholder's equity and comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2000, which report appears in the September 28, 2001  Form 10-K of Raymond James Financial, Inc.

Tampa, Florida

December 19, 2001

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(in thousands, except per share amounts)
	September 28,	September 29,
	2001	2000
ASSETS
Cash and cash equivalents	$ 458,468	$ 305,284
Assets segregated pursuant to Federal regulations:
Cash and cash equivalents	74,426	183
Securities purchased under agreements to resell	1,671,158	814,050
Securities owned:
Trading and investment account securities	296,288	121,584
Available for sale securities	366,533	398,537
Receivables:
Clients	1,596,539	2,037,049
Stock borrowed	1,251,554	2,143,452
Brokers and dealers and clearing organizations	181,713	123,874
Other	135,087	97,415
Property and equipment, net	104,694	91,064
Deferred income taxes, net	37,817	44,228
Deposits with clearing organizations	22,069	24,621
Intangible assets	64,819	32,448
Investment in leveraged leases	24,868	24,407
Prepaid expenses and other assets	86,021	50,620
	$ 6,372,054	$ 6,308,816

LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 162,426	$ 132,470
Payables:
Clients	3,611,594	2,962,786
Stock loaned	1,265,089	2,109,506
Brokers, dealers and clearing organizations	168,401	69,190
Trade and other	140,504	152,937
Trading account securities sold but not yet
purchased	65,419	29,740
Accrued compensation, commissions and benefits	187,745	199,678
Income taxes payable	-	1,991

	5,601,178	5,658,298
Commitments and contingencies	-	-

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 48,997,995 shares	490	490
Shares exchangeable into common stock; 218,573 shares	6,423	-
Additional paid-in capital	67,464	56,380
Accumulated other comprehensive income	(6,881)	(1,618)
Retained earnings	721,183	642,202
	788,679	697,454
Less: 1,002,753 and 2,710,636 common shares
in treasury, at cost	(17,803)	(46,936)
	770,876	650,518

	$ 6,372,054	$ 6,308,816

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended
	September 28,	September 29,	September 24,
	2001	2000	1999

Revenues:
Securities commissions and fees	$ 994,183	$ 1,037,746	$ 758,136
Investment banking	97,506	82,008	74,748
Investment advisory fees	123,769	122,901	91,920
Interest	334,387	345,689	229,806
Correspondent clearing	3,631	5,370	4,655
Net trading profits	26,928	27,277	17,034
Financial service fees	47,720	45,115	36,101
Other	29,720	32,488	19,806

Total revenues	1,657,844	1,698,594	1,232,206

Expenses:
Compensation, commissions and benefits	1,024,423	1,009,135	754,747
Communication and information processing	69,476	61,812	53,071
Occupancy and equipment	60,426	51,168	40,059
Clearance and floor brokerage	16,091	14,814	13,456
Interest	228,351	228,652	151,494
Business development	51,910	39,830	38,395
Other	49,699	88,503	43,465
Total expenses	1,500,376	1,493,914	1,094,687

Income before provision for income taxes	157,468	204,680	137,519

Provision for income taxes	61,058	79,485	52,429

Net income	$ 96,410	$ 125,195	$ 85,090

Net income per share-basic	$ 2.02	$ 2.70	$ 1.79
Net income per share-diluted	$ 1.98	$ 2.67	$ 1.76
Cash dividends declared per
common share	$ 0.36	$ 0.30	$ 0.28

Weighted average common shares
outstanding-basic	47,663	46,291	47,606
Weighted average common and common
equivalent shares outstanding-diluted	48,799	46,867	48,449

Net income	$ 96,410	$ 125,195	$ 85,090
Other Comprehensive Income:
Net unrealized gain (loss) on securities
available for sale, net of tax	1,235	269	(1,190)
Net unrealized (loss) on interest
rate swaps accounted for as hedges	(4,130)
Foreign currency translation
adjustment	(2,368)	(811)
Total comprehensive income	$ 91,147	$ 124,653	$ 83,900

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Exchangeable Shares		Additional		Other	Treasury Stock		Total
					Paid-in	Retained	Comprehensive	Common		Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
_________________________________________________________________________________________________________________________________
Balances at September 25, 1998	48,998	$ 490			$ 57,777	$ 459,099	$ 114	(730)	$ (7,582)	$ 509,898
Net income fiscal 1999						85,090				85,090
Cash dividends - common stock
($.28 per share)						(13,304)				(13,304)
Purchase of treasury shares								(1,652)	(31,564)	(31,564)
Employee stock purchases					385			302	4,826	5,211
Exercise of stock options					(1,860)			324	4,484	2,624
Tax benefit related to non-qualified
option exercises					407					407
Corporate sale of RJF put options					1,314					1,314
Net unrealized loss on securities
available for sale, net of tax							(1,190)			(1,190)
_________________________________________________________________________________________________________________________________
Balances at September 24, 1999	48,998	$ 490		-	$ 58,023	$ 530,885	$ (1,076)	(1,756)	$(29,836)	$ 558,486

Net income fiscal 2000						125,195				125,195
Cash dividends - common stock
($.30 per share)						(13,878)				(13,878)
Purchase of treasury shares								(1,512)	(26,768)	(26,768)
Employee stock purchases					176			210	3,636	3,812
Exercise of stock options					(2,943)			316	5,503	2,560
Grant of restricted shares					208			31	529	737
Tax benefit related to non-qualified
option exercises					360					360
Extension on RJF put options					556					556
Net unrealized gain on securities
available for sale, net of tax							269			269
Net change in currency translations							(811)			(811)
_________________________________________________________________________________________________________________________________
Balances at September 28, 2000	48,998	$ 490		-	$ 56,380	$ 642,202	$ (1,618)	(2,711)	$ (46,936)	$ 650,518

Net income fiscal 2001						96,410				96,410
Cash dividends - common stock										-
($.36 per share)						(17,429)				(17,429)
Purchase of treasury shares								(67)	(1,754)	(1,754)
Exchangeable shares			219	6,423	5,758			481	8,381	20,562
Employee stock purchases					1,426			181	3,131	4,557
Exercise of stock options					(3,727)			608	10,584	6,857
Grant of restricted shares					6,723			506	8,791	15,514
Tax benefit related to non-qualified
option exercises					904					904
Net unrealized gain on securities
available for sale, net of tax							1,235			1,235
Net unrealized (loss) on interest
rate swaps accounted for as hedges							(4,130)			(4,130)
Net change in currency translations							(2,368)			(2,368)
_________________________________________________________________________________________________________________________________
Balances at September 28, 2001	48,998	$ 490	219	$ 6,423	$ 67,464	$ 721,183	$ (6,881)	(1,002)	$ (17,803)	$ 770,876

	See accompanying Notes to Consolidated Financial Statements.
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended
	September 28,	September 29,	September 24,
Cash flows from operating activities:	2001	2000	1999
Net Income	$ 96,410	$ 125,195	$ 85,090
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	25,855	21,436	19,129
Amortization of intangibles	5,404	2,418	930
Deferred income taxes	6,500	(4,597)	(6,790)
Unrealized loss on investment
account securities	457	645	2,749
Unrealized loss and premium amortization
on available for sale securities	144	1,470	642
Ineffectiveness of risk management transactions	1,206	-	-
(Gain) loss on sale of securities	135	(1,274)	(2,227)
(Gain) loss on sale of property and equipment	379	(903)	277
Provision for bad debts and other accruals	43,764	(26,064)	(5,825)
Stock and option compensation expense	16,420	1,098	407
(Increase) decrease in operating assets:
Segregated cash and cash equivalents	(931,351)	288,755	(156,264)
Receivables:
Clients	532,426	(580,318)	(335,975)
Stock borrowed	891,898	(865,760)	(424,648)
Brokers, dealers and clearing organizations	(38,797)	(89,204)	82,395
Other	(37,672)	(28,076)	(3,669)
Trading account securities, net	(104,874)	56,932	(70,814)
Prepaid expenses and other assets	(30,411)	963	(13,663)
Increase (decrease) in operating liabilities:
Payables:
Clients	544,579	438,434	370,758
Stock loaned	(844,417)	730,685	543,934
Broker, dealers and clearing organizations	87,696	13,468	7,055
Trade and other	(64,025)	68,116	4,230
Accrued compensation, commissions and benefits	(19,243)	26,874	3,147
Income taxes payable	(1,991)	(2,601)	(6,742)
Net cash provided by operating activities	180,492	177,692	94,126

In conjunction with the acquisition of Goepel McDermid Inc. on January 1, 2001, the Company utilize done million shares of common stock.

See accompanying Notes to Consolidated Financial Statements

F-7

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended
	September 28,	September 29,	September 24,
	2001	2000	1999
Cash flows from investing activities:
Additions to property and equipment, net	(27,080)	(20,262)	(20,543)
Securities available for sale, net	5,263	11,407	6,545
Sales of available for sale securities	41,768	-	-
Purchases of investment account securities	(5,373)	(11,987)	(8,769)
Purchases of available for sale securities	(164,579)	(129,770)	(207,907)
Security maturations and repayments	155,894	130,175	191,608
Payments related to acquisition of Goepel	(48,469)	-	-
Acquisition of Roney & Co.	-	-	(67,597)

Net cash (used in) investing activities	(42,576)	(20,437)	(106,663)

Cash flows from financing activities:
Repayments on mortgage notes	(675)	(627)	(584)
Proceeds from borrowed funds	120,281	140,933	123,614
Repayments on borrowings	(94,198)	(209,340)	(120,736)
Exercise of stock options and
employee stock purchases	11,411	7,109	7,835
Purchase of treasury stock	(1,754)	(26,768)	(31,564)
Corporate sale of put options	-	556	1,314
Cash dividends on common stock	(17,429)	(13,878)	(13,304)

Net cash provided by (used in) financing activities	17,636	(102,015)	(33,425)

Currency adjustments:
Effect of exchange rate changes on cash	(2,368)	(811)	-
Net increase (decrease) in cash
and cash equivalents	153,184	54,429	(45,962)
Cash and cash equivalents at beginning of year	305,284	250,855	296,817

Cash and cash equivalents at end of year	$ 458,468	$ 305,284	$ 250,855

Supplemental disclosures of cash flow information
Cash paid for interest	$ 233,905	$ 221,509	$ 151,295
Cash paid for taxes	$ 60,324	$ 99,325	$ 65,601

In conjunction with the acquisition of Goepel McDermid Inc. on January 1, 2001, the Company utilized one million shares of common stock.
See accompanying Notes to Consolidated Financial Statements

F-8

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Raymond James Financial, Inc. is a holding company which, through its subsidiaries, is engaged principally in the securities brokerage business, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. In addition, it provides investment management services for retail and institutional clients and banking and trust services for retail clients. The accounting and reporting policies of Raymond James Financial, Inc. and its subsidiaries (the "Company") conform to accounting principles generally accepted in the United States of America, the more significant of which are summarized below:

Basis of consolidation

     The consolidated financial statements include the accounts of Raymond James Financial, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     All consolidated subsidiaries are 100% owned by the Company, except for Awad & Associates, Inc., which is 75% owned; Raymond James Killik, Ltd., which is 60% owned; various foreign joint ventures and RJ Properties, Inc., which was 85% owned until August 1999 (see Note 16).

Reporting period

     The Company's fiscal year ends on the last Friday in September of each year.

Recognition of revenues

     Securities transactions and related commission revenues and expenses are recorded on a trade date basis.

     Investment banking fees are recorded at the time the transaction is completed and the related income is reasonably determinable. Investment banking revenues include sales credits earned in connection with the distribution of the underwritten securities. Any warrants received in connection with investment banking transactions are carried at estimated fair value as determined by management. At such time as the warrants are exercisable and the underlying shares are salable, they are generally sold.

     The Company earns an advisory fee based on a client's portfolio value on portfolios managed by its investment advisor subsidiaries. These fees are recorded under the accrual method.

Management estimates and assumptions

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents, securities purchased under agreements to resell or repurchase

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

     It is the Company's policy to obtain possession and control of securities purchased under resale agreements. The net fair value of securities purchased under resale agreements approximates their carrying value, as such financial instruments are short-term in nature. The Company monitors the risk of loss by assessing the market value of the underlying securities as compared to the related receivable or payable, including accrued interest, and requests additional collateral where deemed appropriate. At September 28, 2001 and September 29, 2000, there were no agreements with any individual counterparties where the risk of loss exceeded 10% of shareholders' equity.

     Transactions involving sale of securities under agreements to repurchase (repurchase agreements) or purchases of securities under agreements to resell (reverse repurchase agreements) are accounted for as collateralized financings. Reverse purchase agreements generally require the Company to deposit cash, whereas the Company generally receives collateral in the form of cash under repurchase agreements.

Client receivables

     Client receivables are reported at their outstanding principal, adjusted for any allowance for doubtful accounts, write-offs, any deferred fees or costs on originated bank loans and unamortized premiums or discounts on purchased loans. Loan origination fees, net of related costs, are capitalized and recognized in income over the contractual life of the loans, adjusted for estimated prepayments based on the Bank's historical prepayment experience.

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

Loans available for sale

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Allowance for losses

     The Company follows a consistent procedural discipline and accounts for loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". RJBank segregates the loan portfolio for loan loss purposes into the following broad segments: commercial, residential mortgage loans and consumer loans. RJBank provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analysis and supplemental portion of the allowance is calculated for inherent loses, which probably exist as of the evaluation date even though they might not have been identified by the more objective historical analysis.

     RJBank measures impairment for individually impaired loans in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by a Creditor for Impairment of a Loan". RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, RJBank measures impairment based on the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, RJBank measures impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. RJBank considers estimated cost to sell, on a discounted basis, in the measure of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan. If the observable market price of the loan or the fair value of the collateral is less that the recorded investment in the loan, RJBank recognizes an impairment as an addition to the allowance for loan losses with a corresponding charge to provision expense.

     The Company also makes specific allowances related to other identified and estimatable items including, but not limited to legal issues, trading errors and regulatory issues.

Securities borrowed and securities loaned

     Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions generally require the Company to deposit cash with the lender. With respect to securities loaned, the Company generally receives collateral in the form of cash in an amount in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Securities owned

     The trading and investment account securities held by the brokerage subsidiaries are classified as trading. Marketable securities are recorded on trade date at estimated fair value with realized and unrealized gains and losses included in earnings. Securities which are not readily marketable are carried at estimated fair value, as determined by management, based upon consideration of available information, such as quotations for similar instruments. The resulting differences between cost and fair value are included in earnings. The Company accounts for other securities owned in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 requires investments in debt and equity securities to be classified as either "held to maturity," "trading," or "available for sale." The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen. Securities available for sale are carried at estimated fair value, with unrealized gains and losses net of deferred taxes, reported as a separate component of shareholders' equity, and realized gains and losses, determined on a specific identification basis, are included in earnings.

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

     Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to operations in the period incurred. Gains and losses on disposals of property and equipment are reflected in income in the period realized.

Exchange memberships

     Exchange memberships are carried at cost or, if an other than temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. The Canadian and domestic memberships which are included in prepaid expenses and other assets at a cost of $3,619,000 and $3,339,000 at September 28, 2001, and September 29, 2000, respectively, had an aggregate determinable market value of $8,674,000 and $7,633,000 at September 28, 2001, and September 29, `2000, respectively. The domestic seats' market values are determined based on last reported sale. The fair value of the Toronto Stock Exchange membership has not yet been determined.

Intangible assets

     Intangible assets which consist almost entirely of goodwill are stated at cost less accumulated amortization of $9,000,000 and $3,596,000 at September 28, 2001 and September 29, 2000, respectively. Amortization of intangible assets is provided using the straight-line method for financial reporting purposes over periods ranging from three to fifteen years. Goodwill is assessed annually using a discounted cash flow model.

Correspondent clearing

     Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. The Company records clearing charges net of commissions remitted. Total commissions generated by correspondents were $17,168,000, $28,247,000 and $22,126,000, and commissions remitted totaled $13,537,000, $22,877,000, and $17,471,000 for the years ended September 28, 2001, September 29, 2000 and September 24, 1999, respectively.

Stock compensation

     The Company has various incentive stock option and restricted stock plans which provide for the issuance of RJF common stock. The Company accounts for such stock and stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") as permitted by FAS 123 "Accounting for Stock-based Compensation." In accordance with APB 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of the grant. Compensation expense is recognized immediately for restricted stock units for which future service is not required as a condition to the delivery of the underlying shares of common stock. For restricted stock units with future service requirements, compensation expense is recognized over the relevant vesting period.

Derivative financial instruments

     The Company has only limited involvement with derivative financial instruments. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, others are used to hedge fixed income inventories. On October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities. This statement establishes standards for designating a derivative as a hedge. Derivatives in a broker-dealer or that do not meet the criteria for designation as a hedge are accounted for as trading account assets.

     To manage interest rate exposures, RJBank uses interest rate swaps. Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principal amount. RJBank specifically designates interest rate swaps as hedges during the initial fixed rate period of adjustable rate loan pools and recognizes interest differentials as adjustments to net interest income in the period they occur.

     All derivative instruments are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, RJBank designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability ("cash flow" hedge). RJBank formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific liabilities on the balance sheet. RJBank also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, RJBank discontinues hedge accounting prospectively.

     When hedge accounting is discontinued RJBank continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

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

     The Company uses interest rate swaps to hedge certain fixed income inventory positions. The hedged positions and the swaps are marked to market with the gain or loss recorded in income for the period. In addition to these hedging transactions the Company is entering into swaps with some of its institutional customers. The Company's management performs evaluations of its potential interest rate risk, including an exposure analysis on municipal bond inventories, and is of the opinion that the exposure to interest rate risk is not material to its financial position.

Foreign currency translation

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - RECEIVABLES FROM AND PAYABLES TO CLIENTS:

     Receivables from clients include amounts arising from normal cash and margin transactions, bank loans receivable (see Note 7), and fees receivable. Securities owned by brokerage clients are held as collateral for margin receivables. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients is shown net of an allowance for doubtful accounts of approximately $8,579,000 and $12,611,000 as of September 28, 2001 and September 29, 2000, respectively. Unsecured margin receivables are not significant.

     Payables to clients include brokerage client funds on deposit awaiting reinvestment and bank savings accounts and certificates of deposit. The Company pays interest at varying rates on qualifying brokerage client funds on deposit. Such funds on deposit totaled $2,558,005,000 and $1,985,330,000 at September 28, 2001 and September 29, 2000, respectively. Other brokerage client funds on deposit on which the Company does not pay interest totaled $257,794,000 and $335,792,000 at September 28, 2001 and September 29, 2000, respectively. In addition, the Company pays interest at varying rates on client bank deposits as described in Note 7.

NOTE 2 - TRADING AND INVESTMENT ACCOUNT SECURITIES (in thousands):

	September 28, 2001		September 29, 2000
		Securities		Securities
		sold but		sold but
	Securities	not yet	Securities	not yet
	owned	purchased	owned	purchased
Marketable:
Stocks	$ 25,378	$ 19,479	$ 18,964	$ 12,867
Municipal obligations	170,944	33	61,502	20
Corporate obligations	15,411	2,443	12,370	868
Government obligations	65,358	33,656	13,361	15,985
Other	17,810	9,808	15,055	-
Non-marketable	1,387	-	332	-
	$ 296,288	$ 65,419	$ 121,584	$ 29,740

NOTE 3 - AVAILABLE FOR SALE SECURITIES (in thousands):

     The amortized cost and estimated market values of securities available for sale at September 28, 2001 are as follows:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed securities:
FNMA	$ 128,628	$ 323	$ (30)	$ 128,921
FHLMC	185,693	484	(22)	186,155
GNMA	43,781	246	(10)	44,017
Corporate and other investments	7,763	30	(353)	7,440
	$ 365,865	$ 1,083	$ (415)	$ 366,533

     The amortized cost and estimated market values of securities available for sale at September 29, 2000 are as follows:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed securities:
FNMA	$ 120,398	$ 186	$ (414)	$ 120,170
FHLMC	191,554	333	(232)	191,655
GNMA	47,132	8	(354)	46,786
Corporate investments	20,511	1	(15)	20,497
Other	20,265	27	(863)	19,429
	$ 399,860	$ 555	$ (1,878)	$ 398,537

     The U.S. Treasury Securities and U.S. Government Obligations mature after five years and within ten years. Proceeds from the sales of investment securities available for sale were $41,767,956 and $0 for the years ended September 28, 2001 and September 29, 2000, respectively.

NOTE 4 - LEVERAGED LEASES (in thousands):

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

	September 28,	September 29,
	2001	2000
Rents receivable (net of principal and
interest on the non-recourse debt)	$ 21,056	$ 21,056
Unguaranteed residual values	10,719	10,719
Unearned income	(6,907)	(7,368)
Investment in leveraged leases	24,868	24,407
Deferred taxes arising from leveraged leases	(27,530)	(26,786)
Net investment in leveraged leases	$ (2,662)	$ (2,379)

NOTE 5 - PROPERTY AND EQUIPMENT (in thousands):
	September 28,	September 29,
	2001	2000
Land	$ 19,244	$ 12,612
Buildings and improvements	79,959	68,234
Furniture, fixtures, and equipment	119,373	105,116
	218,576	185,962
Less: accumulated depreciation
and amortization	(113,882)	(94,898)
	$ 104,694	$ 91,064

NOTE 6 - BORROWINGS:

     The Company has a mortgage note payable of $37.9 million related to the financing of its home office complex. The mortgage requires monthly principal and interest payments of approximately $291,000 with a balloon payment of $32,615,000 due on January 1, 2008. The mortgage bears interest at 7.37% and is secured by land, buildings and improvements with a net book value of $45 million at September 28, 2001. Principal maturities under this mortgage note payable for the succeeding five years are as follows: fiscal 2002 - $722,000, fiscal 2003 - $777,000, fiscal 2004 - $837,000, fiscal 2005 - $900,000, fiscal 2006 - $969,000 and $33,732,000 thereafter.

     The Company has a three year term loan for $50 million and a $125 million committed line of credit through a group of commercial banks. The term loan bears interest at LIBOR plus 3/4%, while any draws on the line of credit would bear interest at the Company's option, at LIBOR plus 3/4%, or the higher of prime or Fed Funds plus 1/2%. There is a 1/8% loan commitment fee on the $125 million line of credit. The Company paid $161,000 and $118,000 in commitment fees on the line during fiscal 2001 and 2000, respectively. In fiscal 1999 the Company paid $26,000 in loan commitment fees on a previous line of credit. The interest rate on borrowings ranged from 4.33% to 7.55% in 2001 and 6.16% to 7.75% in 2000. The term loan and line of credit require that the Company maintain a certain net worth and requires that the Company follow certain other sound business practices. At September 28, 2001 and September 29, 2000, there was an outstanding balance of $50 million on the term loan. In addition, at September 28, 2001 there was a $10 million balance on the line of credit.

     The Company's Raymond James Credit Corp. subsidiary has a $50 million line of credit, under which borrowings are collateralized by client securities, which bears interest at a rate of Fed Funds plus 3/4%. There were borrowings of $1.26 million and $33 million under this facility at September 28, 2001 and September 29, 2000, respectively. The interest rate on these borrowings ranged from 3.5% to 8% during fiscal 2001 and 5.94% to 8% in 2000.

     Raymond James & Associates, Inc., one of the Company's broker-dealer subsidiaries, also maintains uncommitted lines of credit aggregating $305 million with commercial banks ($165 million secured and $140 million unsecured). Borrowings under the lines of credit bear interest at Fed Funds rate (which ranged from 1.9% to 6.69% in 2001) plus 1/2%. There were no unsecured short-term borrowings outstanding at September 28, 2001. The interest rate on borrowings ranged from 4.0% to 7.19% in 2001 and 5.45% to 7.25% in 2000. Loans on the secured, uncommitted lines of credit are collateralized by firm or client margin securities.

     RJ Ltd., the Company's Canadian broker-dealer subsidiary maintains a CDN $40 million line of credit. This facility is fully collateralized with securities and bears interest at prime minus 1/2%. At September 28, 2001 short-term borrowings under this facility were CDN $3.6 million. Interest rates on these borrowings varied from 3.63% to 6.25%.

     RJBank has six $5 million and three $10 million FHLB advances outstanding which bear interest at fixed rates ranging from 4.03% to 5.67% and mature between May 2008 and March 2011. Securities with a carrying value of approximately $82 million are pledged as collateral for these and future borrowings. The Bank's pre-approved borrowing availability related to FHLB advances is 10% of RJBank's total assets.

NOTE 7 - BANK OPERATIONS AND DEPOSITS:

     A summary of client deposit accounts (included in client payables) and weighted average interest rates follows:
	September 28, 2001		September 29, 2000
	(000's)		(000's)
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Demand deposits:
Non-interest bearing	$ 1,415	-	$ 1,728	-
Interest bearing	3,883	1.33%	2,760	1.86%
Money market accounts	16,904	2.22%	14,606	5.00%
Savings accounts	630,690	2.61%	507,126	5.58%
Certificates of deposit
(2.30% - 7.25%)	17,132	5.62%	113,829	6.09%
	$770,024	3.05%	$640,049	5.63%

     The certificates of deposit mature as follows: $44,961,000 in fiscal 2002, $18,235,000 in fiscal 2003, $26,314,000 in fiscal 2004, $16,209,000 in fiscal 2005, and $11,413,000 in fiscal 2006 and thereafter. Certificates of deposit in amounts of $100,000 or more at September 28, 2001 and September 29, 2000 were $26,999,000 and $25,316,000, respectively.

     Interest expense on deposit accounts is comprised of the following for the years ended September 28, 2001 and September 29, 2000:
	September 28,	September 29,
	2001	2000
	(000's)	(000's)
Demand deposits	$ 52,306	$ 37,157
Money market accounts	600,129	668,232
Savings accounts	24,053,496	23,983,387
Certificate accounts	7,165,504	6,907,430
	$ 31,871,435	$ 31,596,206

     A summary of RJBank's loans receivable (included in client receivables) is as follows:
	September 28,	September 29,
	2001	2000
	(000's)	(000's)

Residential mortgage loans	$ 250,795	$ 204,433
Commercial and consumer loans	148,984	87,926
	399,779	292,359
Allowance for loan losses	(4,014)	(2,936)
Purchase premium	418	376
Purchase discount	(253)	(328)
Deferred origination fees and costs, net	553	246
	$ 396,483	$ 289,717

     Activity in the allowance for loan losses for 2001, 2000 and 1999 consists solely of the provision for loan losses. There were no actual loan losses in 2001, 2000 or 1999. The average balance of impaired loans at September 28, 2001 and 2000 along with related interest income recognized on these loans, was immaterial to the financial statements.

     Generally, mortgage loans are secured by either first or second mortgages on residential property, consumer loans are secured by securities and time deposit accounts, and commercial loans are generally secured by real property or the general assets of the borrower. As of September 28, 2001 and September 29, 2000, 99% and 98%, respectively, of RJBank's loan portfolio was secured.

     RJBank is subject to various regulatory and capital requirements and was in compliance with all requirements at September 28, 2001 and September 29, 2000.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), RJBank is subject to rules limiting brokered deposits and related interest rates. Under these rules, banks that are deemed "well-capitalized" may accept brokered deposits without restriction, and banks deemed "adequately capitalized" may do so with a waiver from the FDIC. An "undercapitalized" bank is not eligible for a waiver and may not accept brokered deposits. As of September 28, 2001, the most recent notification from the Office of Thrift Supervision categorized RJBank as "well capitalized" under the regulatory framework for prompt corrective action.

     At September 28, 2001 and September 29, 2000, RJBank exceeded the tangible capital, core capital, core/leverage capital, Tier I/risk-based capital and total risk-based capital levels mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and FDICIA. At September 28, 2001 and September 29, 2000, RJBank's Tier I capital to average assets ratio was 6.8% and 7.2%, respectively.

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company has fairly limited involvement with derivative financial instruments. The Company uses interest rate swaps to hedge fixed income inventory positions and segments of the RJBank loan portfolio. In addition, the Company acts as a dealer/agent in matched book swap transactions.

     RJBank uses interest rate swap agreements to hedge against the potential impact of increases in market interest rates during the initial fixed rate period of certain purchased adjustable rate loan pools. These swaps change the variable-rate cash flow exposure to fixed cash flows. Under the terms of the interest rate swaps the Bank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding sources. At September 28, 2001 and September 29, 2000, RJBank was party to $133,402,271 and $84,430,906 notional amount of interest rate swap agreements, respectively.

     Changes in the fair value of RJBank interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate funding sources are reported in accumulated other comprehensive income. The amounts are subsequently reclassified into risk management expense as a yield adjustment of the hedged fund resources. Risk management expense for the year ended September 28, 2001, includes $1,206,437 of losses representing cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged fund resources. As of September 28, 2001 $0 of the deferred losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next 12 months. The maximum term over which RJBank is hedging exposures to the variability of cash flows for interest rate risk is 60 months. At September 28, 2001, RJBank had $6,524,000 in cash pledged as collateral for the interest rate swap agreements.

     At September 28, 2001, the Company had notional values of $25 million in interest rate swaps hedging its fixed income trading inventory and $43 million in interest rate swaps hedging cash positions. In addition, the Company had acted as dealer in 3 matched book swap transactions for customers.

     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company may require collateral to support their financial instruments as established by the Fixed Income Credit Officer's credit threshold specific to the ISDA Master documents signed with each counterparty and/or as a result of monitoring the credit standing of the counterparties.

NOTE 9 - FEDERAL AND STATE INCOME TAXES (in thousands):

     The provision (benefit) for income taxes consists of:
	Year Ended
	September 28,	September 29,	September 24,
	2001	2000	1999
Current provision:
Federal	$ 44,153	$ 71,029	$ 49,841
State	8,427	12,290	8,588
	52,580	83,319	58,429
Deferred provision (benefit):
Federal	7,571	(3,356)	(5,110)
State	907	(478)	(890)
	8,478	(3,834)	(6,000)
	$ 61,058	$ 79,485	$ 52,429

     The Company's income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year Ended
	September 28,	September 29,	September 24,
	2001	2000	1999
Provision calculated at statutory rates	$ 55,114	$ 72,251	$ 48,145
State income taxes, net of federal benefit	6,067	7,678	5,003
Other	(123)	(444)	(719)
	$ 61,058	$ 79,485	$ 52,429

     The major deferred tax asset (liability) items, as computed under FAS 109, are as follows:
	September 28,	September 29,
	2001	2000
Deferred tax assets:
Deferred compensation	$ 36,263	$ 33,543
Capital expenditures	8,944	8,236
Accrued expenses	15,424	26,002
State income taxes	1,863	1,863
Other	2,853	1,370
Total deferred tax assets	65,347	71,014

Deferred tax liabilities:
Aircraft leases	(27,530)	(26,786)
Total deferred tax liabilities	(27,530)	(26,786)
Net deferred tax assets	$ 37,817	$ 44,228

     The Company has recorded a deferred tax asset at September 28, 2001 and September 29, 2000, respectively. No valuation allowance as defined by SFAS 109 is required for the years then ended. Management believes that a valuation allowance is not necessary because it is more likely than not the deferred tax asset is realizable.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

     Long-term lease agreements expire at various times through 2008. Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $23,465,096 in 2002, $19,160,515 in 2003, $14,398,740 in 2004, $11,120,349 in 2005, $8,077,691 in 2006 and $15,437,886 thereafter. Rental expense incurred under all leases, including equipment under short-term agreements, aggregated $23,981,000, $16,338,000 and $13,154,000 in 2001, 2000 and 1999, respectively.

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJ Tax Credit") up to $60 million upon request. Any borrowings bear interest at broker call plus 1% per annum. RJ Tax Credit is charged 1% for amounts guaranteed. The borrowings are secured by properties under development. At September 28, 2001, balances of $16,025,000 were loaned to RJ Tax Credit and there were no guarantees outstanding. At September 29, 2000, balances of $15,636,000 were loaned to RJ Tax Credit and $2,740,000 as guaranteed. The commitment expired in November 2001 at which time any outstanding balances were due and payable. On November 28, 2001, the Board of Directors renewed the commitment until November 2002.

     RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. At September 28, 2001, RJBank had standby letters of credit of $3,097,000, consumer lines of credit of $6,948,000 and commercial lines of credit of $19,417,000 outstanding. In addition, RJBank had commitments to fund loans at fixed and variable rates of $9,864,000 and $67,115,000, respectively, at September 28, 2001.

     Securities with carrying values of $82,397,000 and $63,053,000 are pledged as collateral with the Federal Home Loan Bank for advances at September 28, 2001 and September 29, 2000, respectively.

     As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $2,370,300, $2,295,000 and $2,719,000 were recognized in fiscal 2001, 2000 and 1999, respectively.

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at September 28, 2001 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

     The Company utilizes a letter of credit and deposits with clearing organizations to satisfy margin deposit requirements. At September 28, 2001 and September 29, 2000, the Company had client margin securities valued at $59,151,000 and $107,778,000, respectively, on deposit with a clearing organization.

     The Company also has guaranteed lines of credit for their various foreign joint ventures as follows: three lines of credit totaling $12.5 million in Turkey, two lines of credit not to exceed $11 million in Argentina and a $325,000 letter of credit in India. In addition, the Company has guaranteed trades with counterparties in Turkey, Argentina and India.

     The Company has committed $28.2 million and $25.6 million to 30 and 28 independent venture capital limited partnerships of which $19 million and $17 million had been paid as of September 28, 2001 and September 29, 2000, respectively.

     At September 28, 2001, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of collateral
Securities purchased under agreements to resell	$ 24,297,000
Securities received in securities borrowed vs. cash transactions	1,251,554,000
Collateral received in margin loans	1,113,612,000
Total	$2,389,463,000

     During the year limited collateral was repledged. At September 28, 2001, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of collateral and trading securities
Securities purchased under agreements to resell	$ 24,297,000
Securities received in securities borrowed vs. cash transactions	1,223,592,000
Collateral received in margin loans	100,648,000
Total	$1,348,537,000

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

NOTE 11 - CAPITAL TRANSACTIONS:

     The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for general corporate purposes. At September 28, 2001, pursuant to prior authorizations from the Board of Directors, 1,702,000 shares were available to be repurchased. During 2001, 67,000 shares were repurchased at an average price of $26.00.

NOTE 12 - EMPLOYEE BENEFIT PLANS:

     The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements. Such benefits become fully vested after seven years of qualified service. The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually. The Company's Long Term Incentive Plan ("LTIP") is a non-qualified deferred compensation plan that provides benefits to employees who meet certain length of service and compensation requirements. The Company has purchased and holds life insurance on the lives of those employees participating in the LTIP, to earn a competitive rate of return for participants and to provide a source of funds available to satisfy its obligations under this plan. Contributions to the qualified plans and the LTIP contribution for management are made in amounts approved annually by the Board of Directors. Compensation expense includes aggregate contributions to these plans of $15,345,000, $24,196,000 and $16,240,000, for fiscal 2001, 2000 and 1999, respectively.

Stock Compensation Plans

     At September 28, 2001, the Company has seven stock-based compensation plans, which are described below. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company applies APB 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for these plans.

     If the Company had elected to recognize compensation expense based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

		Year Ended
		Sept. 28,	Sept. 29,	Sept. 24,
		2001	2000	1999
Net income (in thousands)	As reported	$96,410	$125,195	$85,090
	Pro forma	$93,788	$122,437	$82,735

Net income per share - basic	As reported	$ 2.02	$ 2.70	$ 1.79
	Pro forma	$ 1.97	$ 2.64	$ 1.74

Net income per share - diluted	As reported	$ 1.98	$ 2.67	$ 1.76
	Pro forma	$ 1.92	$ 2.61	$ 1.71

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For disclosure purposes, the fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in fiscal 2001, 2000 and 1999, respectively: dividend yields of 1.4%, 1.4% and 1.3%; expected volatility of 41.5%, 45.7% and 42.6%, risk-free interest rates of 5.18%, 6.25% and 4.96%, and expected lives of 4.83, 5.16 and 5.61 years.

Fixed Stock Option Plans

     The Company has one qualified and three non-qualified fixed stock option plans. Under the 1992 Incentive Stock Option Plan, the Company may grant options to its management personnel for up to 4,612,500 shares of common stock. The 1992 Plan was established to replace, on substantially the same terms and conditions, the 1982 Plan. The Board of Directors has approved and recommended for shareholder approval a 2002 Plan with substantially the same terms and conditions. Options are granted to key administrative employees and Financial Advisors of Raymond James & Associates, Inc. who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time.

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

     A summary of the status of the Company's four fixed stock option plans as of September 28, 2001, September 29, 2000 and September 24, 1999 and changes during the years ending on those dates is presented below:
	2001		2000		1999
	Shares	Weighted	Shares	Weighted	Shares	Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price		Price		Price
Outstanding at
beginning of year	2,800,827	$17.58	2,481,688	$15.52	2,738,045	$14.00
Granted	741,198	33.06	881,075	20.25	258,785	21.24
Canceled	(100,651)	23.47	(246,127)	18.60	(190,902)	14.33
Exercised	(608,280)	11.27	(315,809)	8.22	(324,240)	8.09
Outstanding at
Yearend	2,833,094	$22.72	2,800,827	$17.56	2,481,688	$15.52

Options exercisable
at yearend	490,062		506,802		299,350
Weighted average
fair value of
options granted
during the year		$ 14.00		$ 8.89		$ 8.89

     The following table summarizes information about fixed stock options outstanding at September 28, 2001:

			Options Outstanding			Options Exercisable

Range of			Number	Weighted-	Weighted-	Number	Weighted-
Exercise			Outstanding	Average	Average	Exercisable	Average
Prices			at 9/28/01	Remaining	Exercise	at 9/28/01	Exercise
			Contractual		Price		Price
			Life

$ 0.0000	-	7.6750	0	0.0	$ 0.0000	0	$ 0.0000
$ 7.6751	-	11.5125	90,288	0.8	10.4012	90,288	10.4012
$11.5126	-	15.3500	418,909	1.2	12.7699	166,757	12.6111
$15.3501	-	19.1875	320,350	3.9	18.7470	2,275	18.7321
$19.1876	-	23.0250	1,042,654	2.6	21.2384	207,342	22.0396
$23.0251		26.8625	240,118	2.7	25.3981	12,000	25.8899
$26.8626	-	30.7000	94,475	4.3	29.3930	1,400	29.9375
$30.7001	-	34.5375	255,650	4.9	31.4092	10,000	31.5325
$34.5376	-	38.3750	370,650	4.8	35.1400	0	0.0000
			2,833,094	3.0	$22.7201	490,062	$16.9823

Restricted Stock Plan

     Under the 1999 Restricted Stock Plan the Company is authorized to issue up to 1,000,000 restricted shares of common stock to employees and independent contractors. Awards under this plan may be granted by various departments of the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management growth, and/or profitability of the Company. These shares are forfeitable in the event of voluntary termination. The compensation cost is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. As of September 28, 2001, 406,286 shares had been granted at an average market price of $30.42 with a future service period of 5 years.

Employee Stock Purchase Plan

     Under the 1998 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,125,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plans, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plans, the Company sold 179,442, 209,883 and 301,837 shares to employees in fiscal years 2001, 2000 and 1999, respectively. The compensation cost which would have been recognized for the fair value of the employees' purchase rights was calculated as the value of the 15% discount from market value.

Stock Bonus Plan

     The Company's 1999 Stock Bonus Plan authorizes the Company to issue up to 1,000,000 restricted shares to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000. Under the plan the restricted stock is granted at a 20% discount in determining the number of shares to be granted and the shares are generally restricted for a three year period, during which time the shares are forfeitable in the event of voluntary termination. The compensation cost is recognized over the three year vesting period based on the market value of the shares on the date of grant. As of September 28, 2001, 129,960 shares had been granted at an average market value of $29.94.

Employee Investment Funds

     Certain key employees of the Company participate in the Raymond James Employee Investment Funds I and II, limited partnerships which invest in the merchant banking activities of the Company and other venture capital limited partnerships. The Company makes non-recourse loans to these employees for two thirds of the purchase price per unit. The loans plus interest are intended to be paid back from the earnings of the funds.

NOTE 13 - NET CAPITAL REQUIREMENTS:

     The broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Raymond James & Associates, Inc. ("RJA"), a member firm of the New York Stock Exchange, Inc. ("NYSE"), is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement", which RJA has elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of the Company's clearing broker-dealer subsidiary was as follows:
	September 28,	September 29,
	2001	2000
Raymond James & Associates, Inc.:	(dollar amounts in thousands)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	24%	16%
Net capital	$ 279,129	$ 311,917
Less: required net capital	(23,078)	(37,940)
Excess net capital	$ 256,051	$ 273,977

The other US broker-dealer subsidiary was in compliance at September 28, 2001 and September 29, 2000.

The Canadian broker-dealer subsidiary of the Company is subject to the Investment Dealers Association of Canada's capital requirements and was in compliance at September 28, 2001.

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

     The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed and securities loaned was $1,210,673,000 and $1,219,664,000, respectively, at September 28, 2001 and $2,045,325,000 and $2,015,589,000, respectively, at September 29, 2000. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

     The Company has also loaned, to brokers and dealers and other financial institutions, securities owned by clients and others for which it has received cash or other collateral. If a borrowing institution or broker-dealer does not return a security, the Company may be obligated to purchase the security in order to return it to the owner. In such circumstances, the Company may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the collateral received from the financial institution or the broker or dealer.

     The Company has sold securities that it does not currently own, and will therefore, be obligated to purchase such securities at a future date. The Company has recorded $58.4 million and $29.7 million, at September 28, 2001 and September 29, 2000, respectively, which represents the market value of the related securities at such dates. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal yearend. The Company utilizes short government obligations and equity securities to hedge long proprietary inventory positions. At September 28, 2001, the Company had $33,088,000 in short government obligations and $11,196,000 in short equity securities which represented hedge positions. At September 29, 2000, the Company had $7,968,000 in short government obligations and $784,000 in short equity securities, which represented hedge positions.

     The Company enters into security transactions involving forward settlement. The Company has recorded transactions with a contract value of $254,357,000 and $38,099,000 and a market value of $256,912,000 and $38,783,000 as of September 28, 2001 and September 29, 2000, respectively. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Company's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

     The majority of the Company's transactions, and consequently, the concentration of its credit exposure is with clients, broker-dealers and other financial institutions in the United States of America. These activities primarily involve collateralized arrangements and may result in credit exposure in the event that the counterparty fails to meet its contractual obligations. The Company's exposure to credit risk can be directly impacted by volatile securities markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties' financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.

NOTE 15 - SEGMENT ANALYSIS:

     The Company's reportable segments are retail distribution, institutional distribution, investment banking, asset management and other. The retail distribution segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the U.S. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The institutional distribution segment includes institutional sales offices in the U.S. and Europe providing securities brokerage services, trading and research, emphasizing the sale of U.S. equities and fixed income products to institutions. The investment banking segment includes management of participation in underwritings (exclusive of sales credits, which are included in the distribution segments), mergers and acquisitions, and public finance. The asset management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management and RJA's Asset Management Services division and mutual fund management by Heritage Asset Management, Inc. RJBank and the trust companies, the results of operations of international joint ventures, stock loan/stock borrow and earnings on firm capital are included in the segment entitled "other".

The financial results of the Company's segments use the same policies as those described in the "Summary of Significant Accounting Policies". Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on return on investment.

The Company has not disclosed asset information by segment as the information is not produced internally. All long-lived assets are located in the U.S.

Information concerning operations in these segments of business is as follows:

	Year Ended
	Sept. 28,	Sept. 29,	Sept. 24,
	2001	2000	1999
Revenue:	(amounts in thousands)
Retail distribution	$ 1,103,799	$ 1,206,775	$ 847,783
Institutional distribution	224,655	172,130	158,596
Investment banking	51,258	42,848	36,155
Asset management	126,441	127,773	95,055
Other	151,691	149,068	94,617
Total	$ 1,657,844	$ 1,698,594	$ 1,232,206

Pre-tax income:
Retail distribution	$ 93,709	$ 162,619	$ 90,564
Institutional distribution	17,698	13,688	12,782
Investment banking	(507)	3,658	3,636
Asset management	25,348	30,668	21,603
Other	21,220	(5,953)	8,934
Total	$ 157,468	$ 204,680	$ 137,519

     The Company has operations in the US, Canada, Europe and several joint ventures in foreign countries including India, France, Turkey, and Argentina.

	Year Ended
	Sept. 28,	Sept. 29,	Sept. 24,
	2001	2000	1999
Revenue:
United States	$ 1,528,467	$ 1,635,871	$ 1,195,991
Canada	69,570	-	-
Europe	44,789	49,405	33,963
Other	15,018	13,318	2,252
Total	$ 1,657,844	$ 1,698,594	$ 1,232,206

NOTE 16 - RELATED PARTIES:

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

NOTE 17 - ACQUISITION OF RONEY & CO.:

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

     The pro forma unaudited consolidated results of operations as though Roney had been acquired as of the beginning of fiscal 1999 are as follows:

Year Ended
Sept. 24, 1999
Revenues (000's)	$1,349,130
Net income (000's)	$ 85,831
Net income per share:
Basic	$1.80
Diluted	$1.77

NOTE 18 - ACQUISITION OF GOEPEL McDERMID INC.:

     Effective January 1, 2001, the Company purchased 100% of Goepel McDermid Inc., a Canadian broker-dealer, for $78 million plus the establishment of CDN $ 17.5 million in deferred compensation. The $78 million consisted of $48 million in cash and one million shares exchangeable for RJF common stock. Under the terms of the acquisition agreement, the exchangeable shares have dividend rights equivalent to those of common shares. Approximately 30% of the exchangeable shares are restricted for a two year period and are included in the liability section of the consolidated statement of financial condition. The exchangeable shares included in the shareholders' equity section of the consolidated statement of financial condition may be exchanged for RJF common stock on a one-for-one basis at any time.

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

     The unaudited pro forma results of operations as though Goepel McDermid Inc. had been acquired as of the beginning of fiscal 2000 are as follows:
	Year Ended	Year Ended
	Sept. 28, 2001	Sept. 29, 2000
Revenues (000s)	$1,678,465	$1,820,158
Net Income (000s)	$ 96,101	$ 134,683
Net income per share:
Basic	$ 2.02	$ 2.91
Diluted	$ 1.97	$ 2.87

EXHIBIT 11

RAYMOND JAMES FINANCIAL, INC.

COMPUTATION OF EARNINGS PER SHARE

(in thousands, except per share amounts)

	Year Ended
	September 28,	September 29,	September 24,
	2001	2000	1999

Net income	$ 96,410	$125,195	$85,090

Weighted average common shares
outstanding during the period (1)	47,663	46,291	47,606

Additional shares assuming
exercise of stock options (1)	836	576	843
Issuance of contingent exchangeable shares (2)	300	-	-

Weighted average diluted common
shares (1)	48,799	46,867	48,449

Net income per share - basic (1)	$ 2.02	$ 2.70	$ 1.79

Net income per share - diluted (1)	$ 1.98	$ 2.67	$ 1.76

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

EXHIBIT 21

RAYMOND JAMES FINANCIAL, INC.

LIST OF SUBSIDIARIES

     The following listing includes the registrant's subsidiaries, which are included in the consolidated financial statements:

	Place of	Subsidiary or
Name of Company	Incorporation	Joint Venture of
Raymond James & Associates, Inc. ("RJA")	Florida	Raymond James
Financial, Inc. ("RJF")
Awad & Associates, Inc.	Florida	RJF
Awad Asset Management, Inc.	Florida	RJF
Canada Inc. 3814041	Canada	RJF
Eagle Asset Management, Inc.	Florida	RJF
Eagle Asset Management I, LLC	Florida	RJF
Gateway Assignor Corporation, Inc.	Florida	RJF
Geovest Energy, Inc.	Florida	RJF
Heritage Asset Management, Inc.	Florida	RJF
Investment Management & Research, Inc.	Florida	RJF
Nova Scotia 3051862	Canada	RJ Canada, Inc.
Nova Scotia 3051863	Canada	Nova Scotia 3051862
Planning Corporation of America ("PCA")	Florida	RJA
PCAF, Inc.	Florida	PCA
Raymond James Bank, FSB	Florida	RJF
Raymond James Capital, Inc.	Delaware	RJF
Raymond James Capital Services, Inc.	Florida	RJF
Raymond James Credit Corporation	Delaware	RJF
RJEIF, Inc.	Delaware	RJF
Raymond James Geneva, S.A.		RJF
Raymond James Financial Services, Inc.	Florida	RJF
Raymond James International Holdings, Inc. ("RJIH")	Delaware	RJF
Raymond James Ltd. ("RJ Ltd.")	Canada	RJ Holdings
Raymond James Partners, Inc.	Florida	RJF
Raymond James Trust Company	Florida	RJF
Raymond James Trust Company West	Washington	RJF
Raymond James Ventures	Florida	RJF
RJC Partners, Inc.	Florida	RJF
RJ Communication, Inc.	Florida	RJF
Raymond James Tax Credit Funds, Inc.	Florida	RJF
RJ Canada, Inc. (USA)	Florida	RJF
RJ Equities, Inc.	Florida	RJF
RJ Equities-2, Inc.	Florida	RJF
RJ Government Securities, Inc.	Florida	RJF
Raymond James Global Securities Limited	British Virgin Isles ("BVI")	RJIH
RJ Health Properties, Inc.	Florida	RJF
Raymond James (Canada) Holdings, Inc. ("RJ Holdings")	Canada	RJF
RJ Leasing, Inc.	Florida	RJF
RJ Leasing-2, Inc.	Florida	RJ Leasing, Inc.
RJ Medical Investors, Inc.	Florida	RJF
RJ Mortgage Acceptance Corporation	Delaware	RJF
RJ Partners, Inc.	Florida	RJF
RJ Properties, Inc. ("RJP")	Florida	RJF
RJ Properties Acquisition Corp.	Florida	RJP
RJ Realty, Inc.	Florida	RJF
RJ Specialist Corp.	Florida	RJF
RJ Canada LP	Alberta	Nova Scotia 3051863
RJA Structured Finance, Inc.	Delaware	RJF
Robert Thomas Securities, Inc.	Florida	RJF
Value Partners, Inc.	Florida	RJF
Raymond James Killik, Ltd.	United Kingdom	RJF
Heritage International, Ltd. ("HIL")	Mauritius	RJIH
Raymond James Dublin, Ltd.	Ireland	RJIH
Raymond James Financial International, Ltd.	United Kingdom	RJIH
Raymond James European Holdings, Inc. ("RJEH")	Florida	RJIH
Raymond James South American Holdings, Inc. ("RJSAH")	Florida	RJIH
Raymond James Asset Management Int'l., S.A. ("RJAMI")	France	RJIH
ASK-Raymond James Securities India Ltd.	India	HIL
IT Finance	France	RJAMI
Raymond James Patrimoine S.A.S.	France	RJIH
Park-Raymond James Securities	Turkey	RJEH
Raymond James Argentina Sociedad De Bolsa, S.A.	Argentina	RJSAH
Raymond James Latin Advisors Limited	BVI	RJSAH

EXHIBIT 3.1

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

To acquire, and to make payment therefore in cash or the stock or bonds of the corporation, or by undertaking or assuming the obligations and liabilities of the transferor, or in any other way, the good will, rights and property, the whole or any part of the assets, tangible or intangible, and to undertake or assume the liabilities of, any person, firm, association or corporation, to hold or in any manner dispose of the whole or any part of the property so purchased, to conduct in any lawful manner the whole or any part of the business so acquired and to exercise all of the powers necessary or convenient for the conduct and management thereof.

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

It is the intention that each of the objects, purposes and powers specified in each of the paragraphs of this third article of this Certificate of Incorporation shall, except where otherwise specified, be nowise limited or restricted by reference to or inference from the terms of any other paragraph or of any other article in this Certificate of Incorporation, but that the objects, purposes and powers specified in this article and in each of the articles or paragraphs of this Certificate shall be regarded as independent objects, purposes and powers, and the enumeration of specific purposes and powers shall not be construed to restrict in any manner the general terms and powers of this corporation, nor shall the expression of one thing be deemed to exclude another, although it be of like nature. The enumeration of objects or purposes herein shall not be deemed to exclude or in any way limit by inference any powers, objects, or purposes which this corporation is empowered to exercise, whether expressly by force of the laws of the State of Florida, now or hereafter in effect, or implied by any reasonable construction of said law.

ARTICLE IV

Stock Clause

Shares Authorized. (A) The aggregate number of shares of stock which this corporation shall have authority to issue shall be one hundred million (100,000,000) shares of common stock, each with a par value of one cent ($.01) and ten million (10,000,000) shares of preferred stock, each with a par value of ten cents ($.10).

(B) The Preferred Stock may be created and issued from time to time in one or more series with such designations, preferences, limitations, conversion rights, dividend rights, redemption provisions, cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as determined by the Board of Directors of the corporation, and set forth in the resolution or resolutions providing for the creation and issuance of the stock in such series. Shares of one class or series of the corporation's capital stock may be issued through a stock dividend or stock split on shares of another class or series of the corporation's capital stock. In addition to the right to establish one or more such series of Preferred Stock, the Board of Directors shall have full authority to increase or decrease the number of shares of Preferred Stock designated for any series.

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

ARTICLE VII

Directors

A. Number

The business of the corporation shall be managed by a Board of Directors. The number of directors shall be fixed from time to time by resolution of the Board of Directors. No decrease in the number of directors shall have the effect of shortening the term of any incumbent director.

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

EXHIBIT 3.2.2

AMENDED ARTICLE IV SECTION 2 OF THE BY-LAWS

RESOLVED, that the Board of Directors hereby approves and amendment to Article IV, Section 2 of the By-laws of the Company so that it shall read, in its entirety, as follows:

"Section 2. The number of directors may at any time be increased (to a maximum of twenty) or decreased by vote of a majority of the Board of Directors at any regular or special meeting, if the notice of such meeting contains a statement of the proposed increase or decrease of directors. In case of any such increase, the Board of Directors at any meeting shall have power to elect such additional directors to hold office until the next annual meeting of the stockholders, and until their successor are elected and qualify."

EXHIBIT 10.11

AMENDMENT NO. 2 TO TERM CREDIT AGREEMENT

This AMENDMENT NO. 2 TO TERM CREDIT AGREEMENT ("Amendment No. 2") is dated as of May 24, 2001 by and among RAYMOND JAMES FINANCIAL, INC., a Florida corporation (the "Borrower"), the Lenders named in the Term Credit Agreement referred to below (the "Lenders"), and BANK ONE, NA, individually and as administrative agent (the "Agent") for the Lenders.

WITNESSETH:

WHEREAS, the Borrower, the Lenders and the Agent are parties to that certain Term Credit Agreement dated as of October 26, 1999, as amended by that certain Waiver and Amendment dated as of October 13, 2000 (the "Agreement"); and

WHEREAS, the Borrower has requested that the Lenders amend certain covenants under the Agreement, and the Lenders are willing to make such amendment.

NOW, THEREFORE, in consideration of the premises herein contained, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereby agree as follows:

I. Defined Terms

Each capitalized term used herein but not otherwise defined herein shall have the meaning ascribed to such term in the Agreement.

II. Amendment of Agreement

    Section 6.15 of the Agreement entitled "Investments and Acquisitions" is hereby amended by (i) deleting the word "and" at the end of clause (d), (ii) deleting the period at the end of clause (e) and substituting therefor "; and", and (iii) inserting a new clause (f) thereafter as follows:

    Securities purchased under agreements to resell (to the extent such transactions constitute Investments)".

2.2 Section 6.16 of the Agreement entitled "Contingent Obligations" is hereby amended by (i) deleting the word "and" at the end of clause (c) and (ii) inserting a new clause (e) at the end of said Section 6.16 as follows:

", and (e) guarantees by the Borrower relating to the market value of the net performance obligations of RJ Capital Services, Inc. owed to counterparties under interest rate swap transactions documented under the ISDA (International Swaps Dealer Association) form Master agreement and applicable Addenda up to $10,000,000 in the aggregate."

III. Representations

In order to induce the Lenders and the Agent to execute and deliver this Amendment No. 2, the Borrower represents and warrants to the Lenders that (i) there exists no Default or Unmatured Default on the date hereof, (ii) the execution and delivery by the Borrower of this Amendment No. 2 has been duly authorized by all requisite corporate proceedings, and (iii) the Agreement, as amended hereby, constitutes the legal, valid and binding obligation of the Borrower.

IV. Effectiveness

This Amendment No. 2 shall become effective as of the date first above written upon the receipt by the Agent of counterparts of this Amendment No. 2 duly executed by the Borrower and the Lenders.

V. Ratification

Except as specifically provided herein, the Agreement shall otherwise remain unaltered and in full force and effect, and the respective terms, conditions and covenants thereof are hereby ratified and confirmed in all respects as originally executed. Upon the effectiveness of this Amendment No. 2, each reference in the Agreement to "this Agreement", "hereof", "herein", "hereunder" or words of like import shall mean and be a reference to the Agreement as amended hereby.

VI. Execution in Counterparts

This Amendment No. 2 may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Amendment No. 2 as of the date first above written.

[signature page follows]

RAYMOND JAMES FINANCIAL, INC.

By: /s/ Jeffrey P. Julien

Title: Senior Vice President and CFO

BANK ONE, NA, Individually and as Administrative Agent

By: /s/ Denise deDiego

Title: Director, Capital Markets

CITIBANK, NA., Individually and as Syndication Agent

By: /s/ Gabriella Deponte

Title: Vice President

BANK OF AMERICA, NATIONAL ASSOCIATION,

Individually and as Co-Documentation Agent

By: /s/ Bradley Lustig

Title: Managing Director

THE CHASE MANHATTAN BANK,

Individually and as Co-Documentation Agent

By: /s/ Richard C. Cassa

Title: Vice President

AMENDMENT NO. 3 TO REVOLVING CREDIT AGREEMENT

This AMENDMENT NO. 3 TO REVOLVING CREDIT AGREEMENT ("Amendment No. 3") is dated as of May 24, 2001 by and among RAYMOND JAMES FINANCIAL, INC., a Florida corporation (the "Borrower"), the Lenders named in the Revolving Credit Agreement referred to below (the "Lenders"), and BANK ONE, NA,  individually and as administrative agent (the "Agent") for the Lenders.

WITNESSETH:

WHEREAS, the Borrower, the Lenders and the Agent are parties to that certain Revolving Credit Agreement dated as of October 26, 1999, as amended by that certain Waiver and Amendment dated as of October 13, 2000 and by that certain Amendment No. 2 to Revolving Credit Agreement dated as of October 24, 2000 (the "Agreement"); and

WHEREAS, the Borrower has requested that the Lenders amend certain covenants under the Agreement, and the Lenders are willing to make such amendment.

NOW, THEREFORE, in consideration of the premises herein contained, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereby agree as follows:

I. Defined Terms

Each capitalized term used herein but not otherwise defined herein shall have the meaning ascribed to such term in the Agreement.

II. Amendment of Agreement

    Section 6.15 of the Agreement entitled "Investments and Acquisitions" is hereby amended by (i) deleting the word "and" at the end of clause (d), (ii) deleting the period at the end of clause (e) and substituting therefor "; and", and (iii) inserting a new clause (f) thereafter as follows:

    Securities purchased under agreements to resell (to the extent such transactions constitute Investments)".

2.2 Section 6.16 of the Agreement entitled "Contingent Obligations" is hereby amended by (i) deleting the word "and" at the end of clause (c) and (ii) inserting a new clause (e) at the end of said Section 6.16 as follows:

", and (e) guarantees by the Borrower relating to the market value of the net performance obligations of RJ Capital Services, Inc. owed to counterparties under interest rate swap transactions documented under the ISDA (International Swaps Dealer Association) form Master agreement and applicable Addenda up to $10,000,000 in the aggregate."

III. Representations

In order to induce the Lenders and the Agent to execute and deliver this Amendment No. 3, the Borrower represent and warrants to the Lenders that (i) there exists no Default or Unmatured Default on the date hereof, and (ii) the execution and delivery by the Borrower of this Amendment No. 4 has been duly authorized by all requisite corporate proceedings, and the Agreement, as amended hereby, constitutes the legal, valid and binding obligation of the Borrower.

IV. Effectiveness

This Amendment No. 3 shall become effective as of the date first above written upon the receipt by the Agent of counterparts of this Amendment No. 3 duly executed by the Borrower and the Lenders.

V Ratification

Except as specifically provided herein, the Agreement shall otherwise remain unaltered and in full force and effect, and the respective terms, conditions and covenants thereof are hereby ratified and confirmed in all respects as originally executed. Upon the effectiveness of this Amendment No. 3, each reference in the Agreement to "this Agreement", "hereof", "herein", "hereunder" or words of like import shall mean and be a reference to the Agreement as amended hereby.

VI. Execution in Counterparts

This Amendment No. 3 may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

[signature page follows]

IN WITNESS WHEREOF, the parties hereto have executed this Amendment No. 4 as of the date first above written.

RAYMOND JAMES FINANCIAL, INC.

By: /s/ Jeffrey P. Julien

Title: Senior Vice President and CFO

BANK ONE, NA, Individually and as Administrative Agent

By: /s/ Jennings F. Warner

Title: Director

CITIBANK, NA., Individually and as Syndication Agent

By: /s/ Thomas Fontana

Title: Director/SCO 2 N.A.C.C.

BANK OF AMERICA, NATIONAL ASSOCIATION,

Individually and as Co-Documentation Agent

By: /s/ Bradley Lustig

Title: Managing Director

THE CHASE MANHATTAN BANK,

Individually and as Co-Documentation Agent

By: /s/ Richard C. Cassa

Title: Vice President

AMENDMENT NO. 4 TO REVOLVING CREDIT AGREEMENT

This AMENDMENT NO. 4 TO REVOLVING CREDIT AGREEMENT ("Amendment No. 4") is dated as of October 23, 2001 by and among RAYMOND JAMES FINANCIAL, INC., a Florida corporation (the "Borrower"), the Lenders named in the Revolving Credit Agreement referred to below (the "Lenders"), and BANK ONE, NA, a national banking association having its headquarter in Chicago, Illinois, individually and as administrative agent (the "Agent") for the Lenders.

WITNESSETH:

WHEREAS, the Borrower, the Lenders and the Agent are parties to that certain Revolving Credit Agreement dated as of October 26, 1999, as amended by that certain (i) Waiver and Amendment dated as of October 13, 2000, (ii) Amendment No. 2 to Revolving Credit Agreement dated as of October 24, 2000, and (iii) Amendment No. 3 to Revolving Credit Agreement dated as of May 24, 2001 (the "Agreement"); and

WHEREAS, the parties desire to make certain modifications to the agreement including an extension of the Facility Termination Date to October 21, 2002.

NOW, THEREFORE, in consideration of the premises herein contained, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereby agree as follows:

I. Defined Terms

Each capitalized term used herein but not otherwise defined herein shall have the meaning ascribed to such term in the Agreement.

II. Amendment of Agreement

2.1     The definition of "Facility Termination Date" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Facility Termination Date' means October 21, 2002 or any later date as may be specified as the Facility Termination Date in accordance with Section 2.18 or any earlier date on which the Aggregate Commitment is reduced to zero or otherwise terminated pursuant to the terms hereof."

2.2     The definition of "Eurodollar Rate" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Eurodollar Rate' means, with respect to a Eurodollar Advance for the relevant Interest Period, the sum of (a) the quotient of (i) the Eurodollar Base Rate applicable to such Interest Period, divided by (ii) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period, plus (b) 0.75% per annum."

III. Representations

In order to induce the Lenders and the Agent to execute and deliver this Amendment No. 4, the Borrower represent and warrants to the Lenders that (i) there exists no Default or Unmatured Default on the date hereof, and (ii) the execution and delivery by the Borrower of this Amendment No. 4 has been duly authorized by all requisite corporate proceedings, and the Agreement, as amended hereby, constitutes the legal, valid and binding obligation of the Borrower.

IV. Effectiveness

This Amendment No. 4 shall become effective as of the date first above written upon the receipt by the Agent of counterparts of this Amendment No. 4 duly executed by the Borrower and the Lenders.

V Ratification

Except as specifically provided herein, the Agreement shall otherwise remain unaltered and in full force and effect, and the respective terms, conditions and covenants thereof are hereby ratified and confirmed in all respects as originally executed. Upon the effectiveness of this Amendment No. 4, each reference in the Agreement to "this Agreement", "hereof", "herein", "hereunder" or words of like import shall mean and be a reference to the Agreement as amended hereby.

VI. Execution in Counterparts

This Amendment No. 4 may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Amendment No. 4 as of the date first above written.

[signature page follows]

RAYMOND JAMES FINANCIAL, INC.

By: /s/ Jeffrey P. Julien

Title: Senior Vice President and CFO

BANK ONE, NA, Individually and as Administrative Agent

By: /s/ Denise deDiego

Title: Director, Capital Markets

CITIBANK, NA., Individually and as Syndication Agent

By: /s/ Gabriella Deponte

Title: Vice President

BANK OF AMERICA, NATIONAL ASSOCIATION,

Individually and as Co-Documentation Agent

By: /s/ Bradley Lustig

Title: Managing Director

THE CHASE MANHATTAN BANK,

Individually and as Co-Documentation Agent

By: /s/ Richard C. Cassa

Title: Vice President