Form 10-K/A
period 2001-09-28
RAYMOND JAMES FINANCIAL INC
filed 2001-12-27
CIK 720005

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

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)
Year Ended
	Sept. 28,	Sept. 29,	Sept. 24,	Sept. 25,	Sept. 26,
	2001 (iii)	2000 (ii) *	1999	1998	1997 (i)
Operating Results:

Revenues	$ 1,657,844	$ 1,698,594	$ 1,232,206	$ 1,082,907	$ 927,607
Net income	$ 96,410	$ 125,195	$ 85,090	$ 92,704	$ 98,915
Net income per
share - basic:*	$ 2.02	$ 2.70	$ 1.79	$ 1.92	$ 2.09
Net income per
share - diluted:*	$ 1.98	$ 2.67	$ 1.76	$ 1.86	$ 2.04

Weighted average
common shares
outstanding - basic:*	47,663	46,291	47,606	48,160	47,383
Weighted average common
and common equivalent
shares outstanding -
diluted:*	48,799	46,867	48,449	49,951	48,387

Cash dividends declared
per share*	$ .36	$ .30	$ .28	$ .24	$ .21

Financial Condition:

Total assets	$ 6,372,054	$ 6,308,816	$ 5,030,715	$ 3,852,737	$ 3,278,645
Long-term debt	$ 147,879	$ 98,555	$ 44,183	$ 44,767	$ 12,715

Shareholders' equity	$ 770,876	$ 650,518	$ 558,486	$ 509,898	$ 423,276
Shares outstanding*	48,214	46,287	47,242	48,268	47,695

Equity per share
at end of period*	$ 15.99	$ 14.05	$ 11.82	$ 10.56	$ 8.87

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