Form 10-Q
period 2001-12-28
RAYMOND JAMES FINANCIAL INC
filed 2002-02-08
CIK 720005

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

[ X ]                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	December 28, 2001

OR

[   ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number   1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

48,556,693 shares of Common Stock and 190,847 exchangeable shares as of February 6, 2002.

The exchangeable shares were issued on January 2, 2001 in connection with the acquisition of Goepel McDermid Inc. They are exchangeable into shares of common stock on a one-for-one basis and entitle holders to payments equivalent to cash dividends paid on shares of common stock.

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
	Form 10-Q for the Quarter Ended December 28, 2001

	INDEX
PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (unaudited)

	Consolidated Statement of Financial Condition as of December 28, 2001 and the audited September 28, 2001	2

	Consolidated Statement of Operations for the three months ended December 28, 2001 and December 29, 2000	3

	Consolidated Statement of Cash Flows for the three months ended December 28, 2001 and December 29, 2000	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Financial Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	12

PART II.	OTHER INFORMATION

Item 6.	None

	All other items required in Part II have been previously filed or are not applicable for the quarter ended December 28, 2001.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(in thousands, except per share amounts)
	December 28,	September 28,
	2001	2001
	(UNAUDITED)
ASSETS
Cash and cash equivalents	$ 353,108	$ 458,468
Assets segregated pursuant to federal regulations:
Cash and cash equivalents	1,421	74,426
Securities purchased under agreements to resell	1,945,563	1,671,158
Securities owned:
Trading and investment account securities	369,311	296,288
Available for sale securities	390,335	366,533
Receivables:
Clients	1,535,446	1,596,539
Stock borrowed	1,272,520	1,251,554
Brokers-dealers and clearing organizations	267,157	181,713
Other	119,587	135,087
Property and equipment, net	102,292	104,694
Deferred income taxes, net	40,603	37,817
Deposits with clearing organizations	21,967	22,069
Intangible assets	64,365	64,819
Investment in leveraged leases	24,951	24,868
Prepaid expenses and other assets	97,382	86,021

	$ 6,606,008	$ 6,372,054
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 166,485	$ 162,426
Payables:
Clients	3,662,498	3,611,594
Stock loaned	1,319,951	1,265,089
Brokers-dealers and clearing organizations	279,575	168,401
Trade and other	133,333	140,504
Trading account securities sold but not yet
purchased	71,979	65,419
Accrued compensation, commissions and benefits	166,698	187,745
Income taxes payable	11,347	-

	5,811,866	5,601,178
Commitments and contingencies	-	-

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 48,997,995 shares	490	490
Shares exchangeable into common stock; 218,573	6,423	6,423
Additional paid-in capital	70,591	67,464
Accumulated other comprehensive income	(8,083)	(6,881)
Retained earnings	734,483	721,183
	803,904	788,679
Less: 533,044 and 1,002,753 common shares
in treasury, at cost	(9,762)	(17,803)
	794,142	770,876

	$ 6,606,008	$ 6,372,054

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	December 28,	December 29,
	2001	2000

Revenues:
Securities commissions and fees	$ 238,634	$ 245,239
Investment banking	23,850	12,989
Investment advisory fees	27,768	33,528
Interest	45,379	102,465
Correspondent clearing	838	1,052
Net trading profits	5,912	6,980
Financial service fees	13,513	10,742
Other	8,242	8,028

Total revenues	364,136	421,023

Expenses
Compensation, commissions and benefits	245,991	245,196
Communication and information processing	17,243	13,568
Occupancy and equipment	15,096	13,276
Clearance and floor brokerage	3,369	3,153
Interest	25,121	70,813
Business development	11,254	12,065
Other	16,680	13,823

Total expenses	334,754	371,894

Income before provision for income taxes	29,382	49,129

Provision for income taxes	11,284	16,948

Net income	$ 18,098	$ 32,181

Net income per share-basic	$ 0.37	$ 0.69
Net income per share-diluted	$ 0.37	$ 0.67
Cash dividends declared per
common share	$ 0.09	$ 0.09

Weighted average common shares
outstanding-basic	48,377	46,648
Weighted average common and common
equivalent shares outstanding-diluted	49,366	47,822

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Quarter Ended
	December 28,	December 29,
Cash Flows from operating activities:	2001	2000
Net Income	$ 18,098	$ 32,181
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	5,336	5,346
Amortization of intangible assets	454	634
Deferred income taxes	(2,786)	(5,327)
Unrealized loss and premium amortization
on available for sale securities	376	(7)
Ineffectiveness of cash flow hedges	693	(41)
Provision for bad debts and other accruals	1,581	(3,651)
Stock and option compensation expense	6,623	12,351
(Increase) decrease in assets:
Assets segregated pursuant to federal regulations	(201,400)	(733,391)
Receivables:
Clients, net	61,093	262,401
Stock borrowed	(20,966)	(58,159)
Brokers-dealers and clearing organizations	(85,444)	(90,483)
Other	15,500	(9,603)
Trading and investment account securities, net	(66,463)	(25,721)
Prepaid expenses and other assets	(11,342)	(22,739)
Increase (decrease) in liabilities:
Payables:
Clients	50,904	685,660
Stock loaned	54,862	18,297
Brokers-dealers and clearing organizations	111,174	(5,561)
Trade and other	(8,752)	6,189
Accrued compensation, commissions and benefits	(21,047)	(54,405)
Income taxes payable	11,347	23,577
Total adjustments	(98,257)	5,367

Net cash provided by (used in) operating activities	(80,159)	37,548

Cash Flows from investing activities:
Additions to property and equipment, net	(2,934)	(4,425)
Purchases of available for sale securities	(77,099)	(1,232)
Sales of available for sale securities	-	41,780
Maturations and repayments of available for sale securities	52,753	28,119

Net cash provided by (used in) investing activities	(27,280)	64,242

Cash Flows from financing activities:
Proceeds from borrowed funds	15,066	41,228
Repayments on mortgage and borrowings	(11,007)	(27,332)
Exercise of stock options and employee stock purchases	5,234	4,548
Purchase of treasury stock	(690)	(257)
Cash dividends on common stock	(4,798)	(4,220)

Net cash provided by financing activities	3,805	13,967

Currency adjustments:
Effect of exchange rate changes on cash	(1,726)	643
Net increase (decrease) in cash and cash equivalents	(105,360)	116,400
Cash and cash equivalents at beginning of period	458,468	305,284

Cash and cash equivalents at end of period	$ 353,108	$ 421,684

Supplemental disclosures of cash flow information
Cash paid for interest	$ 26,735	$ 44,991
Cash paid for taxes	$ 1,518	$ 2,830

See accompanying Notes to Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 28, 2001

Basis of Presentation

     The consolidated financial statements include the accounts of Raymond James Financial, Inc. and its consolidated subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America but not required for interim reporting purposes has been condensed or omitted. These consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on form 10-K for the year ended September 28, 2001. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain other reclassifications have been made to prior year consolidated financial statements to conform to the current presentation.

Effects of recently issued accounting standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment at least annually, as well as under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however the Company has elected to early-adopt the standard as of the beginning of fiscal 2002. As a result, the Company ceased all goodwill amortization and did not recognize $1,163,000 of goodwill amortization expense that would have been recognized in the first quarter of fiscal 2002 under the previous accounting standard.

     The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the first quarter of fiscal 2001 (in thousands):

	Three Months Ended
	December 28,	December 29,
	2001	2000

Reported net income	$18,098	$32,181
Adjustments:
Amortization of Goodwill	-	583
Income tax effect	-	(224)
Adjusted net income	$18,098	$32,540

Reported net income per share- basic	$ 0.37	$ 0.69
Adjusted net income per share - basic	$ 0.37	$ 0.70

Reported net income per share - diluted	$ 0.37	$ 0.68
Adjusted net income per share - diluted	$ 0.37	$ 0.69

     SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle as of the date of adoption. The Company will complete the transitional impairment test by the end of the second quarter of fiscal 2002. The Company will then be required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     As of December 28, 2001 and September 28, 2001, total purchased intangible assets, other than goodwill, consisted only of a noncompete agreement with a gross carrying amount of $3 million arising from the acquisition of Goepel McDermid. The noncompete agreement is being amortized over a two year period and will be fully amortized at the end of the first quarter of fiscal 2003, resulting in an expense of $375,000 per quarter until that time.

     In July 2001, the FASB issued SFAS No. 143 - Accounting for Asset Retirement Obligations. Statement 143 relates to the accounting for the obligations associated with the retirement of long-lived assets. In August 2001, the FASB issued SFAS No. 144 - Accounting for Impairment or Disposal of Long-lived Assets. Statement 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company is currently reviewing these statements and the impact of their adoption on its financial position, results of operations and cash flows. The Company will implement Statement 143 and 144 beginning in the first quarter of its fiscal year ending September 26, 2003.

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJ Tax Credit") up to $60 million upon request. Any borrowings bear interest at broker call plus 1% per annum. The borrowings are secured by properties under development. In addition, RJ Tax Credit is charged 1% for amounts guaranteed. At December 28, 2001, balances of $8,288,939 were loaned to RJ Tax Credit and there were no guarantees outstanding. The commitment expires in November 2002, at which time any outstanding balances will be due and payable.

     RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's creditworthiness is evaluated on a case-by-case basis. At December 28, 2001, RJBank had standby letters of credit of $3,848,483, consumer lines of credit of $7,576,123 and commercial lines of credit of $18,569,819 outstanding. In addition, RJBank had commitments to fund loans at fixed and variable rates of $8,787,613 and $28,421,876, respectively, at December 28, 2001.

     As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $604,614 and $581,360 were recognized in the first quarter of fiscal 2002 and 2001, respectively.

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at December 28, 2001 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

     The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At December 28, 2001 and December 29, 2000, the Company had client margin securities valued at $71,209,000 and $80,296,000, respectively, on deposit with a clearing organization.

     The Company has guaranteed lines of credit for their various foreign joint ventures as follows: three lines of credit totaling $12.5 million in Turkey, two lines of credit not to exceed $11 million in Argentina, and a $325,000 letter of credit in India. At December 28, 201 there were no balances outstanding on these lines of credit. In addition, the Company has issued letters of guarantee with respect to the clearance by its joint venture affiliates of potential securities transactions to 14 counterparties in Turkey and 4 in Argentina totaling $32.5 million in Turkey and $8 million in Argentina.

Capital Transactions

     The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for general corporate purposes. At December 28, 2001, pursuant to prior authorizations from the Board of Directors, 1,680,723 shares were available to be repurchased at the discretion of management.

Acquisition of Goepel McDermid Inc.

     Effective January 1, 2001, the Company purchased 100% of Goepel McDermid Inc., a Canadian broker-dealer, for $78 million plus the establishment of CDN $17.5 million in deferred compensation. The $78 million consisted of $48 million in cash and one million shares exchangeable for RJF common stock. The exchangeable shares have dividend rights equivalent to those of common shares.

     Effective January 23, 2001 Goepel McDermid Inc. changed its name to Raymond James Ltd. For consolidated financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Raymond James Ltd.'s results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price has been allocated to the assets based on their estimated fair value, with the remainder of the purchase price (approximately $35 million) recorded as goodwill.

     The unaudited pro forma results of operations as though Goepel McDermid Inc. had been acquired as of the beginning of fiscal 2000 are as follows:

Three months ended
December 29, 2000
Revenues (000s)	$441,644
Net Income (000s)	$ 31,872
Net income per share:
Basic	$ 0.68
Diluted	$ 0.67

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

Raymond James & Associates, Inc.:
(alternative method elected)
Net capital as a percent of aggregate debit items	25.90%
Net capital (000's)	$299,356
Required net capital (000's)	$ 23,120

The other US broker-dealer subsidiary was in compliance at December 28, 2001 and December 29, 2000.

The Canadian broker-dealer subsidiary of the Company is subject to the Investment Dealers Association of Canada's capital requirements and was in compliance at December 28, 2001.

Earnings Per Share

(in 000's, expect per share amounts)

	Three Months Ended
	December 28,	December 29,
	2001	2000

Net income	$ 18,098	$ 32,181

Weighted average common
Shares outstanding - basic	48,377	46,648

Additional shares assuming:
Exercise of stock options and warrants (1)	689	1,174
Issuance of contingent exchangeable shares (2)	300	-

Weighted average common and
Common equivalent shares - diluted	49,366	47,822

Net income per share - basic	$ 0.37	$ 0.69

Net income per share - diluted	$ 0.37	$ 0.67

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

Comprehensive Income

     Total comprehensive income for the three months ended December 28, 2001 and

     December 29, 2000 is as follows (in thousands):

	Three Months Ended
	December 28,	December 29,
	2001	2000
Net income	$ 18,098	$ 32,181
Other comprehensive income:
Unrealized gain(loss) on securities available for sale, net of tax	(169)	273
Unrealized gain(loss) on interest rate swaps accounted for as cash flow hedges (net of tax)	693	(41)
Foreign currency translation adjustment	(1,726)	643

Total comprehensive income	$ 16,896	$ 33,056

Derivative Financial Instruments and Hedging Activities

     The Company has only limited involvement with derivative financial instruments. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank and others are used to hedge fixed income inventories. On October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities. This statement establishes standards for designating a derivative as a hedge. Derivatives in a broker-dealer and derivatives that do not meet the criteria for designation as a hedge are accounted for as trading account assets.

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

     All derivative instruments are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, RJBank designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability ("cash flow" hedge). RJBank formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific liabilities on the balance sheet. RJBank also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, RJBank discontinues hedge accounting prospectively. When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value on the balance sheet and recognizes any changes in its fair value in earnings.

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

     The Company uses interest rate swaps to hedge certain fixed income inventory positions against interest rate movements. The inventory positions and the swaps are marked to market with the gain or loss recorded in income for the period. In addition to these transactions, the Company has entered into swaps with some of its institutional customers. The Company's management performs evaluations of its potential interest rate risk and is of the opinion that the exposure to interest rate risk is not material to its financial position.

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

     Information concerning operations in these segments of business is as follows:

	Three Months Ended
	December 28,	December 29,
	2001	2000
Revenues:(000's)
Retail distribution	$ 242,083	$ 285,244
Institutional distribution	65,654	47,616
Investment banking	10,317	6,586
Asset management	29,763	33,851
Other	16,319	47,726
Total	$ 364,136	$ 421,023

Pre-tax Income:(000's)
Retail distribution	$ 15,527	$ 38,683
Institutional distribution	9,745	3,823
Investment banking	(2,610)	(2,986)
Asset management	4,547	7,647
Other	2,173	1,962
Total	$ 29,382	$ 49,129

     The Company has operations in the US, Canada, Europe and several consolidated joint ventures overseas including: India, France, Turkey, and Argentina.

	Three Months Ended
	December 28,	December 29,
	2001	2000
Revenue:
United States	$330,938	$404,540
Canada	19,853	-
Europe	10,427	12,063
Other	2,918	4,420
Total	$364,136	$421,023

Item 2.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 28, 2001).

Results of Operations - Three months ended December 28, 2001 compared with three months ended December 29, 2000.

     Quarterly revenues of $364,136,000 declined 13.5% from the prior year quarter's $421,023,000. Net income of $18,098,000, or $.37 per diluted share, was a 44% decrease from the $32,181,000, or $.67 per share, in the prior year quarter. Results for the current quarter include the Company's Canadian subsidiary Raymond James Ltd. ("RJ Ltd."), which was acquired as of January 1, 2001 and had revenues and expenses of $19 million for the quarter, breaking even before the amortization of retention pools established in the purchase.

     Commission revenues of $238.6 million reflect a 3% decrease from the prior year quarter; excluding the $12 million in RJ Ltd. they would show an 8% decline. This decline is reflective of the effect of the recent poor market conditions and their negative impact on retail investors' behavior. Although the equity market rallied in the December quarter, retail investors have been understandably cautious in their approach to the market. The number of retail Financial Advisors at the end of December was 4,699, including 218 in RJ Ltd., representing a 12% increase from the prior year quarter.

     Although investment banking revenues increased 84% from the comparable quarter last year, including $2.6 million from RJ Ltd, the equity capital markets operation continues to operate well below capacity. Underwriting activity did increase during the quarter with the Company managing or co-managing 9 domestic new issues vs. 2 in the prior year quarter, as well as 2 Canadian deals in the December quarter. The increase in revenues was predominantly due to sales credits from the increased commissions on underwritings. The Company also realized fees on two military housing financing transactions during the quarter.

     Investment Advisory fees are down 17% from the prior year quarter as many billings are based on beginning of quarter balances. The balances at September 28, 2001 were down 10% from September 29, 2000, when assets under management reached an all time high of $17.6 billion.

	December 28,	December 29,	September 28,
	2001	2000	2001
Assets Under Management (000's):

Eagle Asset Management, Inc.	$ 5,215,828	$ 5,472,337	$ 4,578,909
Heritage Family of Mutual Funds	6,833,233	5,850,212	6,911,660
Investment Advisory Services	4,402,000	4,780,000	3,825,000
Awad Asset Management	694,000	584,000	557,000

Total Financial Assets Under Management	$17,145,061	$16,686,549	$15,872,569

     Net interest income of $20.3 million represented another decline in net interest, 36% below the comparable prior year quarter and 8% below the immediately preceding quarter. This decline of $11 million represented almost 60% of the decline in pre-tax profits from the prior year quarter. Customer margin balances, a significant source of interest income for the Company, are relatively flat with the prior quarter, but they are down 25% from the prior year quarter. At the same time, customer cash balances are up slightly over both the prior quarter and prior year quarter, resulting in an increase in the Company's regulatorily segregated cash balances. The interest rate earned on these assets is significantly lower than on margin balances, resulting in lower interests spreads and lower net interest earnings on the largest portion of the Company's interest bearing assets.

     Financial service fees reflect a 26% increase over the prior year quarter, the result of an increased number of IRA accounts, a change to fee based (vs. commission) employee trades, increased mutual fund distribution fees and $500,000 at RJ Ltd. Offsetting these increases, was a slight decline in transaction fees on RJA's retail wrap fee commission equivalent accounts, as retail investors are not trading as actively as in prior quarters due to the current uncertain market conditions.

     Compensation expense is flat with the prior quarter and has decreased 1% since the prior year quarter. Excluding the $12 million in compensation expense related to RJ Ltd., compensation expense has declined 5% since the prior year quarter. The decline in compensation correlates with lower commission revenues. The number of employees (net of RJ Ltd.) is the same as in prior year quarter, down 125 from the prior quarter and down 235 from the Company's high in March 2001. Each department has been tasked with a thorough review of both their structures and compensation agreements as part of the Company's overall efforts toward expense control.

     Each of the other expense categories, aside from interest expense, were impacted by the addition of the RJ Ltd. expenses. Net of RJ Ltd., communication and information processing increased 9% over the prior year quarter, reflecting growth in the support structure and back office operations, as a response to the record volume in fiscal 2000. Other expense includes an addition of approximately $4 million to legal reserves in the quarter ended December 28, 2001 due to net changes in outstanding claims.

Financial Condition

     The Company's total assets have increased 4% since fiscal year end. This increase is entirely attributable to the acquisition of RJ Ltd., net of some minor shifts in the Company's balance sheet.

     The Company's credit risks remain consistent with those disclosed in the Company's annual report on Form 10-K dated September 28, 2001. The Company's balance sheet includes approximately $1.5 billion in receivables from clients. These receivables consist predominantly of client margin loans and bank loans. The Company monitors exposure to industry sectors and individual securities and performs analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions. RJ Bank offers a variety of loan products; including mortgage, commercial real estate, and consumer loans, which are collateralized and corporate loans for which, the borrower is carefully evaluated and monitored.

     In addition to the $38 million mortgage on the corporate headquarters complex, loans payable at December 28, 2001 include $50 million at the parent company, $60 million in advances from the Federal Home Loan Bank to RJBank, $15 million in short-term financing within RJA, $2 million in short-term financing within the Canadian broker-dealer subsidiary and $1.3 million to fund customer borrowing in a finance subsidiary. In addition, RJF has a $125 million line of credit. Raymond James & Associates, Inc. has uncommitted bank lines of credit aggregating $355 million with commercial banks and RJ Ltd. has a CDN $40 million line of credit.

Liquidity and Capital Resources

     Net cash used in operating activities during the current quarter was $80 million. Cash was predominantly provided by increased stock borrow balances being less than increased stock loan balances, and increased broker-dealer payables exceeding increased broker-dealer receivables. Cash was predominantly used by an increase in segregated cash and cash equivalents as client payables increased and client receivables decreased.

     Investing activities required $27 million during the quarter. Additions to fixed assets consumed nearly $3 million, predominantly for the purchase of computers, office furniture and equipment, while net purchases of available for sale securities consumed nearly $25 million.

     Financing activities provided $4 million, the result of net borrowings exceeding repayments and the payment of cash dividends netting with the exercise of stock options and employee stock purchases.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

     Information about market risks for the three months ended December 28, 2001 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended September 28, 2001. Additional information is discussed under Derivative Financial Instruments in the notes to the consolidated financial statements of this Form 10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 6, 2002	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer