Form 10-Q
period 2002-03-28
RAYMOND JAMES FINANCIAL INC
filed 2002-05-10
CIK 720005

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

[ X ]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	March 28, 2002

OR

[   ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number   1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

48,672,674 shares of Common Stock and 176,276 exchangeable shares as of May 8, 2002.

The exchangeable shares were issued on January 2, 2001 in connection with the acquisition of Goepel McDermid Inc. They are exchangeable into shares of common stock on a one-for-one basis and entitle holders to payments equivalent to cash dividends paid on shares of common stock.

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter Ended March 28, 2002

	INDEX

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (unaudited)

	Consolidated Statement of Financial Condition as of March 28, 2002 and September 28, 2001	2

	Consolidated Statement of Operations for the three and six months ended March 28, 2002 and March 30, 2001	3

	Consolidated Statement of Cash Flows for the six months ended March 28, 2002 and March 30, 2001	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Financial Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	12

PART II.	OTHER INFORMATION

Item 4.	Submission of matters to a Vote of Shareholders

Item 6.	Exhibits and Reports on Form 8-K
	None

	All other items required in Part II have been previously filed or are not applicable for the quarter ended March 28, 2002.
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(in thousands, except per share amounts)

	March 28,	September 28,
	2002	2001
ASSETS
Cash and cash equivalents	$ 389,885	$ 458,468
Assets segregated pursuant to federal regulations:
Cash and cash equivalents	3,075	74,426
Securities purchased under agreements to resell	2,052,599	1,671,158
Securities owned:
Trading and investment account securities, at fair value	385,651	296,288
Available for sale securities, at fair value	414,708	366,533
Receivables:
Clients	1,588,707	1,596,539
Stock borrowed	1,225,555	1,251,554
Brokers-dealers and clearing organizations	102,280	181,713
Other	126,681	135,087
Property and equipment, net	100,890	104,694
Deferred income taxes, net	41,926	37,817
Deposits with clearing organizations	22,293	22,069
Goodwill	62,575	62,575
Investment in leveraged leases	25,017	24,868
Prepaid expenses and other assets	87,744	88,265

	$ 6,629,586	$ 6,372,054
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 332,092	$ 162,426
Payables:
Clients	3,673,833	3,611,594
Stock loaned	1,285,783	1,265,089
Brokers-dealers and clearing organizations	64,870	168,401
Trade and other	140,788	140,504
Trading account securities sold but not yet
purchased	174,613	65,419
Accrued compensation, commissions and benefits	142,627	187,745
Income taxes payable	3,765	-

	5,818,371	5,601,178
Commitments and contingencies	-	-

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 48,997,995 shares	490	490
Shares exchangeable into common stock; 190,857	5,609	6,423
Additional paid-in capital	71,752	67,464
Accumulated other comprehensive income	(9,047)	(6,881)
Retained earnings	748,969	721,183
	817,773	788,679
Less: 350,116 and 1,002,753 common shares
in treasury, at cost	(6,558)	(17,803)
	811,215	770,876

	$ 6,629,586	$ 6,372,054

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2002	2001	2002	2001

Revenues:
Securities commissions and fees	$ 252,675	$ 256,309	$ 491,309	$ 501,548
Investment banking	30,949	23,904	54,798	36,892
Investment advisory fees	29,814	31,484	57,582	65,012
Interest	38,586	94,998	83,965	197,463
Correspondent clearing	902	1,013	1,740	2,065
Net trading profits	3,861	7,125	9,774	14,106
Financial service fees	12,117	12,287	25,630	23,029
Other	9,437	9,904	17,679	19,951

Total revenues	378,341	437,024	742,477	860,066

Expenses
Compensation, commissions and benefits	256,978	260,872	502,969	506,068
Communication and information processing	19,952	19,305	37,196	32,873
Occupancy and equipment	14,607	15,888	29,703	29,163
Clearance and floor brokerage	3,623	3,863	6,992	7,016
Interest	19,241	67,281	44,361	138,094
Business development	12,606	15,903	23,860	29,987
Other	20,646	16,986	37,325	30,810

Total expenses	347,653	400,098	682,406	774,011

Income before provision for income taxes	30,688	36,926	60,071	86,055

Provision for income taxes	11,871	14,261	23,156	31,209

Net income	$ 18,817	$ 22,665	$ 36,915	$ 54,846

Net income per share-basic	$ 0.39	$ 0.47	$ 0.76	$ 1.16
Net income per share-diluted	$ 0.38	$ 0.46	$ 0.74	$ 1.13

Weighted average common shares
outstanding-basic	48,759	47,827	48,568	47,238
Weighted average common and common
equivalent shares outstanding-diluted	49,870	49,247	49,652	48,571

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	March 28,	March 30,
Cash Flows from operating activities:	2002	2001
Net Income	$ 36,915	$ 54,846
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	10,217	12,236
Amortization of goodwill	-	1,753
Deferred income taxes	(4,109)	(10,116)
Unrealized loss and premium amortization
on available for sale securities	674	(251)
Ineffectiveness of cash flow hedges	1,369	(687)
Provision for bad debts and legal reserves	8,246	(1,509)
Stock and option compensation expense	7,178	14,647
(Increase) decrease in assets:
Assets segregated pursuant to federal regulations	(310,090)	(865,473)
Receivables:
Clients, net	7,832	471,127
Stock borrowed	25,999	51,209
Brokers-dealers and clearing organizations	79,433	32,368
Other	8,406	(20,626)
Trading and investment account securities, net	19,831	(97,691)
Prepaid expenses and other assets	148	(24,777)
Increase (decrease) in liabilities:
Payables:
Clients	62,239	568,671
Stock loaned	20,694	(74,442)
Brokers-dealers and clearing organizations	(103,531)	1,847
Trade and other	(7,962)	22,397
Accrued compensation, commissions and benefits	(45,118)	(67,938)
Income taxes payable	3,765	15,441
Total adjustments	(214,779)	28,186

Net cash (used in) operating activities	(177,864)	83,032

Cash Flows from investing activities:
Additions to property and equipment, net	(6,413)	(11,696)
Purchases of available for sale securities	(163,072)	(73,795)
Sales of available for sale securities	502	41,780
Maturations and repayments of available for sale securities	113,521	56,114
Acquisition of Goepel	-	(48,769)

Net cash provided by (used in) investing activities	(55,462)	(36,366)

Cash Flows from financing activities:
Proceeds from borrowed funds	182,380	95,922
Repayments on mortgage and borrowings	(12,714)	(38,695)
Exercise of stock options and employee stock purchases	8,546	7,173
Purchase of treasury stock	(1,005)	(507)
Cash dividends on common stock	(9,129)	(8,514)
Net cash provided by financing activities	168,078	55,379

Currency adjustments:
Effect of exchange rate changes on cash	(3,335)	(1,021)
Net increase (decrease) in cash and cash equivalents	(68,583)	101,024
Cash and cash equivalents at beginning of period	458,468	305,284

Cash and cash equivalents at end of period	$ 389,885	$ 406,308

Supplemental disclosures of cash flow information
Cash paid for interest	$ 45,629	$ 123,455
Cash paid for taxes	$ 21,582	$ 28,454

See accompanying Notes to Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 28, 2002

Basis of Presentation

     The consolidated financial statements include the accounts of Raymond James Financial, Inc. and its consolidated subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America but not required for interim reporting purposes has been condensed or omitted. These unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on form 10-K for the year ended September 28, 2001. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain other reclassifications have been made to prior year consolidated financial statements to conform to the current presentation.

Effects of recently issued accounting standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment at least annually, as well as under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however the Company has elected to early-adopt the standard as of the beginning of fiscal 2002. As a result, the Company ceased all goodwill amortization and did not recognize $2,326,000 of goodwill amortization expense that would have been recognized ratably in the first two quarters of fiscal 2002 under the previous accounting standard.

     The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the first and second quarters of fiscal 2001 (in thousands):

	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
	2002	2001	2002	2001

Reported net income	$18,817	$22,665	$36,915	$54,846
Adjustments:
Amortization of Goodwill	-	1,162	-	1,753
Income tax effect	-	(224)	-	(449)
Adjusted net income	$18,817	$23,603	$36,915	$56,150

Reported net income per share- basic	$ .39	$ .47	$ .76	$ 1.16
Adjusted net income per share - basic	$ .39	$ .49	$ .76	$ 1.19

Reported net income per share - diluted	$ .38	$ .46	$ .74	$ 1.13
Adjusted net income per share - diluted	$ .38	$ .48	$ .74	$ 1.16

In accordance with the requirements of SFAS 142 the Company completed its transitional impairment testing and determined that there is no indication of impairment as of the date of adoption. The Company will be required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     As of March 28, 2002 and September 28, 2001, total purchased intangible assets, other than goodwill, consisted only of a noncompete agreement with an original gross carrying amount of $3 million arising from the acquisition of Goepel McDermid. The noncompete agreement is being amortized over a two year period and will be fully amortized at the end of the first quarter of fiscal 2003, resulting in an expense of $375,000 per quarter until that time.

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

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJ Tax Credit") up to $60 million upon request. Any borrowings bear interest at broker call plus 1% per annum. The borrowings are secured by properties under development. In addition, RJ Tax Credit is charged 1% for amounts guaranteed. At March 28, 2002, balances of $12,831,000 were loaned to RJ Tax Credit and there were no guarantees outstanding. The commitment expires in November 2002, at which time any outstanding balances will be due and payable.

     RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's creditworthiness is evaluated on a case-by-case basis. At March 28, 2002, RJBank had standby letters of credit of $4,438,383, consumer lines of credit of $6,465,769 and commercial lines of credit of $19,822,069 outstanding. In addition, RJBank had commitments to fund loans at fixed and variable rates of $4,187,200 and $83,751,292, respectively, at March 28, 2002.

     As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $1,245,500 and $1,197,600 were recognized in the six months ending March 2002 and 2001, respectively.

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at March 28, 2002 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

     The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At March 28, 2002 and March 30, 2001, the Company had client margin securities valued at $69,533,000 and $74,367,000, respectively, on deposit with a clearing organization.

     The Company has guaranteed lines of credit for their various foreign joint ventures as follows: three lines of credit totaling $ 12.5 million in Turkey, two lines of credit not to exceed $11 million in Argentina and a $325,000 letter of credit in India. In addition, the Company has guaranteed trades with counterparties in Turkey not to exceed $32.5 million and Argentina not to exceed $10 million.

Capital Transactions

     The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for general corporate purposes. At March 28, 2002, pursuant to prior authorizations from the Board of Directors, 1,671,868 shares were available to be repurchased at the discretion of management.

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

     The unaudited pro forma results of operations as though Goepel McDermid Inc. had been acquired as of the beginning of fiscal 2001 are as follows:

Six months ended
March 30, 2001
Revenues (000s)	$ 876,648
Net Income (000s)	$ 54,537
Net income per share:
Basic	$ 1.15
Diluted	$ 1.12

Net Capital Requirements

     The broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Raymond James & Associates, Inc. ("RJA"), a member firm of the New York Stock Exchange, Inc. ("NYSE") is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement", which RJA has elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of the Company's clearing broker-dealer subsidiary was as follows:

Raymond James & Associates, Inc.:
(alternative method elected)
Net capital as a percent of aggregate debit items	25.28%
Net capital (000's)	$299,831
Required net capital (000's)	$ 23,723

The other US broker-dealer subsidiary was in compliance at March 28, 2002 and March 30, 2001.

The Canadian broker-dealer subsidiary of the Company is subject to the Investment Dealers Association of Canada's capital requirements and was in compliance at March 28, 2002 and March 30, 2001

Earnings Per Share

(in 000's, expect per share amounts)
	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
	2002	2001	2002	2001

Net income	$18,817	$22,665	$36,915	$54,846

Weighted average common
Shares outstanding - basic	48,759	47,827	48,568	47,238

Additional shares assuming:
Exercise of stock options and warrants (1)	811	1,120	784	1,033
Issuance of contingent exchangeable shares (2)	300	300	300	300

Weighted average common and
Common equivalent shares - diluted	49,870	49,247	49,652	48,571

Net income per share - basic	$ 0.39	$ 0.47	$ 0.76	$ 1.16
Net income per share - diluted
	$ 0.38	$ 0.46	$ 0.74	$ 1.13

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

Comprehensive Income

Total comprehensive income for the three months and six months ended March 28, 2002 and

     March 30, 2001 is as follows (in thousands):
	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
	2002	2001	2002	2001
Net income	$18,817	$22,665	$36,915	$54,846
Other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of tax	(31)	650	(200)	923
Unrealized gain (loss) on interest rate swaps accounted for as cash flow hedges (net of tax)	676	(646)	1,369	(687)
Foreign currency translation adjustment	(1,609)	(1,664)	(3,335)	(1,021)

Total comprehensive income	$17,853	$21,005	$34,749	$54,061

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

     All RJBank derivative instruments are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, RJBank designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability ("cash flow" hedge). RJBank formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific liabilities on the balance sheet. RJBank also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, RJBank discontinues hedge accounting prospectively. When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value on the balance sheet and recognizes any changes in its fair value in earnings.

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

     The Company uses interest rate swaps and interest rate futures. The primary purpose of this activity is to hedge certain fixed income inventory positions against interest rate movements. In addition to these transactions, the Company has entered into swaps with some of its institutional customers and dealer counterparties where the Company's interest rate risk is hedged by offsetting swaps, interest rate futures or cash instruments. While positions are normally hedged, in some cases the Company will leave a portion of these positions unhedged. While the Company generally seeks to minimize exposure to interest rate risk, there can exist basis risk between the long positions and the short hedge positions. All positions are marked to market with the gain or loss recorded in income for the period. The Company's management performs evaluations of its potential interest rate risk and is of the opinion that the exposure to interest rate risk is not material to its financial position.

Segment Information

     The Company's reportable segments are retail, capital markets, asset management, RJBank and other. Segment data include charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments.

     Information concerning operations in these segments of business is as follows:

	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
	2002	2001	2002	2001
Revenues:(000's)
Retail	$254,074	$280,976	$492,659	$562,798
Capital markets	80,057	77,059	159,698	134,918
Asset management	31,004	32,678	61,931	67,513
RJBank	7,345	13,446	16,143	26,707
Other	5,861	32,865	12,046	68,130
Total	$378,341	$437,024	$742,477	$860,066

Pre-tax Income:(000's)
Retail	$ 15,853	$ 19,670	$ 31,201	$ 59,392
Capital markets	11,703	5,330	18,928	4,579
Asset management	6,213	7,059	10,557	14,578
RJBank	1,763	2,046	3,671	3,547
Other	(4,844)	2,821	(4,286)	3,959
Total	$ 30,688	$ 36,926	$ 60,071	$ 86,055

     The Company has operations in the US, Canada, Europe and several consolidated joint ventures overseas including: India, France, Turkey, and Argentina.

	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
	2002	2001	2002	2001
Revenue:
United States	$349,722	$411,312	$680,660	$817,871
Canada	20,795	23,809	40,648	23,809
Europe	2,492	(1,911)	12,919	10,152
Other	5,332	3,814	8,250	8,234
Total	$378,341	$ 437,024	$742,477	$ 860,066

Item 2.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 28, 2001).

  Results of Operations - Three months ended March 28, 2002 compared with three months ended March 30, 2001.

       Quarterly revenues of $378,341,000 declined 13% from the prior year quarter's $437,024,000. Net income of $18,817,000, or $.38 per diluted share, was a 17% decrease from the $22,665,000, or $.46 per diluted share, in the prior year quarter.

       Commission revenues of $252.7 million represent a modest 1% decrease from the prior year quarter. The results reflect a continued weak equity market and its negative impact on retail investors' behavior, as they continue to be cautious in their approach to the market. The number of retail Financial Advisors at the end of March was 4,831, representing a 6% increase from the prior year quarter. Thus, average production continued to decline. On the other hand, institutional sales commissions remained consistently strong.

       Investment banking revenues increased 29% from the comparable quarter last year as underwriting activity increased late in the quarter. The Company managed or co-managed 9 domestic new issues vs. 4 in the prior year quarter, as well as 5 Canadian deals vs. 1 in the prior year quarter. The increase in investment banking revenues was due to both underwriting management fees on the increased number of public offerings and, more significantly, increased sales credits on those underwritings.

       Investment advisory fees are down 5% from the prior year quarter despite the increase in total assets under management. This is a result of a shift between the types of managed assets. Assets under Heritage management, consisting largely of money market fund assets, have increased, while Eagle and Investment Advisory Service assets are down as of the billing dates, which for most of the equity accounts are the beginning quarter balances.

	March 28,	March 30,	December 28,
	2002	2001	2001
Assets Under Management (000's):

Eagle Asset Management, Inc.	$ 5,191,000	$ 4,874,000	$ 5,216,000
Heritage Family of Mutual Funds	7,462,000	6,605,000	6,833,000
Investment Advisory Services	4,142,000	4,188,000	4,402,000
Awad Asset Management	756,000	557,000	694,000

Total Financial Assets Under Management	$17,551,000	$16,224,000	$17,145,000

       Net interest income of $19.3 million represented another decline in net interest, 30% below the comparable prior year quarter and 4.5% below the immediately preceding quarter. This decline of $8.4 million represented more than the Company's total decline in pre-tax profits from the prior year quarter. Interest rates are significantly lower, resulting in lower gross interest earnings and expense. Customer margin balances, a significant source of interest income for the Company, are relatively flat with the prior year quarter, following a dramatic decline. Customer cash balances continue to remain at relatively high levels, thus, the Company's regulatorily segregated cash balances have increased. The interest rates earned on these assets is far lower than that earned on margin balances, resulting in lower interest spreads and lower net interest earnings.

       Trading profits reflect a 46%, or $3.3 million, decline since the prior year quarter. The firm's securities trading operations continue to show normal levels of trading profits. The entire decline is a result of a valuation adjustment in the Company's private equity investment portfolio upon the receipt of financial information from the portfolio manager including the independent auditor's report.

       Compensation, commission and benefit expense has declined 1% from the prior year quarter and has increased 4.5% since the immediately preceding quarter. The changes in compensation expense correlate closely with the changes in commission revenues.

       Business development and occupancy and equipment expenses are down from the prior year quarter as the Company continues to carefully monitor controllable expenses. Communication and information processing expenses appear to be flat with the prior year quarter, when they would actually be down except for the writedown on our investment in CSS (our software joint venture in Colorado) as we converted to the equity method of accounting this quarter due to the increase in the Company's ownership percentage.

       The increase in other expenses is primarily the result of changes in the status of various legal actions during the quarter resulting in additions to the Company's legal reserves. As in the past, legal actions against the Company have increased after a period of poor equity market conditions.

  Results of Operations - Six months ended March 28, 2002 compared with six months ended March 30, 2001.

       Revenues of $742,477,000 declined 14% from the prior year's $860,066,000. Net income of $36,915,000, or $.74 per diluted share, was a 33% decrease from the $54,846,000, or $1.13 per diluted share, in the prior year. Results for the current year include two quarters of Raymond James Ltd. ("RJ Ltd.") while the prior year includes only one quarter of their results. RJ Ltd. was acquired as of January 1, 2001 and has added approximately $20 million in revenues and expenses per quarter since the acquisition.

       (Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the six month comparison.)

       The 48.5% increase in investment banking revenues is due to improved underwriting conditions in the second quarter of fiscal 2002 and two quarters of revenues from RJ Ltd. vs. only one quarter in the prior year ($7 million year to date in fiscal 2002 vs. $4 million in fiscal 2001).

       The six month expense line items reflect the same trends as the quarter taking into consideration the fact that the prior year period includes only one quarter of RJ Ltd. expenses.

  Financial Condition

       The Company's total assets have increased only 4% since fiscal year end, reflecting changes related to normal business activity including increased inventory levels and the related financing.

       The Company's credit risks remain consistent with those disclosed in the Company's annual report on Form 10-K dated September 28, 2001. The Company's balance sheet includes approximately $1.6 billion in receivables from clients. These receivables consist predominantly of client margin loans and bank loans. The Company monitors exposure to industry sectors and individual securities and performs analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions. RJBank offers a variety of loan products; including mortgage, commercial real estate, and consumer loans, which are collateralized, and corporate loans for which the borrower is carefully evaluated and monitored.

       In addition to the $38 million mortgage on the corporate headquarters complex, loans payable at March 28, 2002 include a $50 million term debt at the parent company, $60 million in advances from the Federal Home Loan Bank to RJBank, $182 million in short-term financing within RJA related to customer settlements, and $1.5 million in short-term financing within the Canadian broker-dealer subsidiary. In addition, RJF has a $125 million line of credit, Raymond James & Associates, Inc. has uncommitted bank lines of credit aggregating $355 million with commercial banks and RJ Ltd. has a CDN $40 million line of credit.

  Liquidity and Capital Resources

       Net cash used in operating activities during the current quarter was $178 million. Cash was predominantly used by an increase in segregated cash and cash equivalents net of increased client payables.

       Investing activities required $55 million during the quarter with net purchases of available for sale securities consuming $50 million.

       Financing activities provided $168 million, the result of net borrowings exceeding repayments and the payment of cash dividends netting with the exercise of stock options and employee stock purchases.

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

  Item 3. Quantitative and Qualitative Disclosure of Market Risk

       Information about market risks for the three months ended March 28, 2002 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended September 28, 2001. Additional information is discussed under Derivative Financial Instruments in the notes to the consolidated financial statements of this Form 10-Q.

  PART II

  Item 4

  Submission of Matters to a Vote of Shareholders

       Proxies for the Annual meeting of Shareholders held on February 14, 2002 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended. Matters voted upon at the Annual Meeting of Shareholders:

  1.     The election of thirteen directors to the Board of Directors to hold office for a term of one year. There was no solicitation in opposition of the nominees and all such nominees were elected.

	For Individual Director	Against Individual Director
Biever, Angela M.	42,714,927	1,273,796
Bulkley, Jonathan A.	42,678,088	1,310,635
Franke, Thomas S.	37,322,556	6,666,167
Godbold, Francis S.	37,373,374	6,615,349
Greene M. Anthony	37,376,464	6,612,259
Hill Jr., Harvard H.	42,597,401	1,391,322
James, Huntington A.	37,055,439	6,933,284
James, Thomas A.	37,380,391	6,608,332
Marshall, Paul W.	42,694,609	1,294,114
Putnam, J. Stephen	37,399,091	6,589,632
Shields, Kenneth A.	37,375,033	6,613,690
Shuck, Robert F.	37,381,002	6,607,721
Zank, Dennis W.	37,358,805	6,629,918

  2.     Proposal to ratify Incentive Compensation Criteria for the Company's Executive Officers.

For	Against	Abstain
40,904,212	2,868,117	216,394

  3.     To approve the Raymond James Financial Incentive Stock Option Plan of 2002.

For	Against	Abstain
32,773,065	3,966,741	236,917

  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 9, 2002	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer