Form 10-Q/A
period 2002-03-28
RAYMOND JAMES FINANCIAL INC
filed 2002-06-21
CIK 720005

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

Segment Information

 In connection with the revision of certain reporting lines and the analysis done in conjunction with the adoption of FAS 141 and 142, the Company has reviewed its operating segment conclusions. As a result, the Company made changes in its reportable segments. Prior year's results have been restated based on the composition of the new segments. The Company's reportable segments are retail, capital markets, asset management, RJBank and other.

     The retail segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the U.S., Canada and the U.K. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The segment also includes net interest earnings on client margin loans and cash balances. The capital markets segment includes institutional sales and trading in the U.S., Canada and Europe providing securities brokerage services, trading and research with an emphasis on the sale of U.S. equities and fixed income products to institutions; this segment also includes management of and participation in underwritings, merger and acquisition services and public finance activities. The asset management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management, Inc., and the Raymond James & Associates asset management services division, mutual fund management by Heritage Asset Management, Inc., private equity management by Raymond James Capital and Raymond James Ventures and trust services of Raymond James Trust Company and Raymond James Trust Company West. Raymond James Bank is a separate segment. The results of operations of international joint ventures and stock loan/stock borrow are included in Other.

     The financial results of the Company's segments are presented using the same policies as those described in the "Summary of Significant Accounting Policies". Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments.

     The Company has not disclosed asset information by segment as the information is not reviewed by the Company's chief operating decision maker nor is it produced internally. All long-lived assets are located in the U.S.

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

       Trading profits reflect a 46%, or $3.3 million, decline from the prior year quarter. The firm's securities trading operations continue to show normal levels of trading profits. The decline is a result of a $3.9 million valuation adjustment in the Company's private equity investment portfolio based upon the receipt of financial information, including the audited financial statements of Raymond James Capital Partners, LP.

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