Form 10-Q
period 2002-06-28
RAYMOND JAMES FINANCIAL INC
filed 2002-08-09
CIK 720005

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

[ X ]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 28, 2002

OR

[   ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number   1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

48,408,932 shares of Common Stock and 176,276 exchangeable shares as of August 1, 2002.

The exchangeable shares were issued on January 2, 2001 in connection with the acquisition of Goepel McDermid Inc. They are exchangeable into shares of common stock on a one-for-one basis and entitle holders to payments equivalent to cash dividends paid on shares of common stock.

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter Ended March 28, 2002

	INDEX

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (unaudited)

	Consolidated Statement of Financial Condition as of June 28, 2002 and September 28, 2001	2

	Consolidated Statement of Operations for the three and nine months ended June 28, 2002 and June 29, 2001	3

	Consolidated Statement of Cash Flows for the nine months ended June 28, 2002 and June 29, 2001	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Financial Discussion and Analysis	11

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	13

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings

Item 6(a).	Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Item 6(b).	Exhibits and Reports on Form 8-K
	None

	All other items required in Part II have been previously filed or are not applicable for the quarter ended June 28, 2002.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(UNAUDITED)
(in thousands, except per share amounts)

	June 28,	September 28,
	2002	2001
ASSETS
Cash and cash equivalents	$ 421,447	$ 458,468
Assets segregated pursuant to federal regulations:
Cash and cash equivalents	307	74,426
Securities purchased under agreements to resell	1,942,613	1,671,158
Securities owned:
Trading and investment account securities, at fair value	462,521	296,288
Available for sale securities, at fair value	339,130	366,533
Receivables:
Clients	1,655,238	1,596,539
Stock borrowed	1,148,052	1,251,554
Brokers-dealers and clearing organizations	111,683	181,713
Other	131,787	135,087
Property and equipment, net	106,661	104,694
Deferred income taxes, net	44,310	37,817
Deposits with clearing organizations	22,727	22,069
Goodwill	62,575	62,575
Investment in leveraged leases	25,048	24,868
Prepaid expenses and other assets	80,871	88,265

	$ 6,554,970	$ 6,372,054
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 292,393	$ 162,426
Payables:
Clients	3,606,216	3,611,594
Stock loaned	1,258,689	1,265,089
Brokers-dealers and clearing organizations	68,009	168,401
Trade and other	146,836	140,504
Trading account securities sold but not yet
purchased	177,875	65,419
Accrued compensation, commissions and benefits	166,663	187,745
Income taxes payable	7,172	-

	5,723,853	5,601,178
Commitments and contingencies	-	-

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 48,997,995 shares	490	490
Shares exchangeable into common stock; 176,276	5,180	6,423
Additional paid-in capital	72,784	67,464
Accumulated other comprehensive income	(6,593)	(6,881)
Retained earnings	764,300	721,183
	836,161	788,679
Less: 265,677 and 1,002,753 common shares
in treasury, at cost	(5,044)	(17,803)
	831,117	770,876

	$ 6,554,970	$ 6,372,054

See accompanying Notes to Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Revenues:
Securities commissions and fees	$ 248,724	$ 256,532	$ 740,032	$ 758,081
Investment banking	40,909	33,127	95,707	70,020
Investment advisory fees	29,745	28,534	87,327	93,547
Interest	38,494	75,626	122,460	273,088
Correspondent clearing	1,001	857	2,741	2,922
Net trading profits	3,125	7,889	12,899	21,995
Financial service fees	15,716	14,186	44,019	39,568
Other	10,409	8,782	28,088	28,733

Total revenues	388,123	425,533	1,133,273	1,287,954

Expenses
Compensation, commissions and benefits	263,660	270,634	766,629	776,702
Communication and information processing	18,209	19,591	58,078	54,818
Occupancy and equipment	15,524	15,469	45,228	44,632
Clearance and floor brokerage	3,924	4,485	10,916	11,502
Interest	17,178	50,870	61,540	188,963
Business development	11,939	14,271	35,798	44,259
Other	23,750	1,778	61,075	32,588

Total expenses	354,184	377,098	1,039,264	1,153,464

Income before provision for income taxes	33,939	48,435	94,009	134,490

Provision for income taxes	13,546	19,505	36,701	50,714

Net income	$ 20,393	$ 28,930	$ 57,308	$ 83,776

Net income per share-basic	$ 0.42	$ 0.60	$ 1.18	$ 1.76
Net income per share-diluted	$ 0.41	$ 0.59	$ 1.15	$ 1.71

Weighted average common shares
outstanding-basic	48,864	48,034	48,667	47,503
Weighted average common and common
equivalent shares outstanding-diluted	49,866	49,191	49,654	48,859

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	June 28,	June 29,
Cash Flows from operating activities:	2002	2001
Net Income	$ 57,308	$ 83,776
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	16,832	17,490
Amortization of goodwill	-	3,823
Deferred income taxes	(6,493)	8,029
Unrealized loss and premium amortization
on available for sale securities	626	24
Ineffectiveness of cash flow hedges	391	(662)
Provision for bad debts and legal reserves	8,237	(10,493)
Net effect of stock and option compensation	7,716	14,704
(Increase) decrease in assets:
Assets segregated pursuant to federal regulations	(197,336)	(746,826)
Receivables:
Clients, net	(59,355)	498,988
Stock borrowed	103,502	437,892
Brokers-dealers and clearing organizations	70,030	18,036
Other	3,300	(21,722)
Trading and investment account securities, net	(53,777)	(94,814)
Prepaid expenses and other assets	6,556	(27,260)
Increase (decrease) in liabilities:
Payables:
Clients	(5,378)	411,232
Stock loaned	(6,400)	(435,540)
Brokers-dealers and clearing organizations	(100,392)	(16,041)
Trade and other	(1,249)	(10,046)
Accrued compensation, commissions and benefits	(21,082)	(41,376)
Income taxes payable	7,172	(1,991)
Total adjustments	(227,100)	3,447

Net cash (used in) provided by operating activities	(169,792)	87,223

Cash Flows from investing activities:
Additions to property and equipment, net	(18,799)	(22,261)
Purchases of available for sale securities	(166,462)	(127,914)
Sales of available for sale securities	34,983	41,780
Maturations and repayments of available for sale securities	158,178	104,324
Acquisition of Goepel	-	(48,469)

Net cash provided by (used in) investing activities	7,900	(52,540)

Cash Flows from financing activities:
Proceeds from borrowed funds	184,457	120,194
Repayments on mortgage and borrowings	(54,490)	(62,883)
Exercise of stock options and employee stock purchases	10,253	9,507
Purchase of treasury stock	(1,134)	(522)
Cash dividends on common stock	(14,190)	(13,128)
Net cash provided by financing activities	124,896	53,168

Currency adjustments:
Effect of exchange rate changes on cash	(25)	(172)
Net increase (decrease) in cash and cash equivalents	(37,021)	87,679
Cash and cash equivalents at beginning of period	458,468	305,284

Cash and cash equivalents at end of period	$ 421,447	$ 392,963

Supplemental disclosures of cash flow information
Cash paid for interest	$ 60,304	$ 174,796
Cash paid for taxes	$ 34,817	$ 47,959

See accompanying Notes to Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 28, 2002

Basis of Presentation

     The consolidated financial statements include the accounts of Raymond James Financial, Inc. and its consolidated subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted. Pursuant to GAAP, these unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on form 10-K for the year ended September 28, 2001. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain other reclassifications have been made to prior year consolidated financial statements to conform to the current presentation.

Effects of recently issued accounting standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment at least annually, as well as under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however the Company elected to early-adopt the standard as of the beginning of fiscal 2002. As a result, the Company ceased all goodwill amortization and did not recognize $3,488,000 of goodwill amortization expense that would have been recognized ratably in the first three quarters of fiscal 2002 under the previous accounting standard.

     The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three quarters of fiscal 2001 (in thousands):

	Three months ended		Nine months ended
	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Reported net income	$20,393	$28,930	$57,308	$83,776
Adjustments:
Amortization of Goodwill	-	1,162	-	2,908
Income tax effect	-	(224)	-	(673)
Adjusted net income	$20,393	$29,868	$57,308	$86,011

Reported net income per share- basic	$ ..42	$ ..60	$ 1.18	$ 1.76
Adjusted net income per share - basic	$ ..42	$ ..62	$ 1.18	$ 1.81

Reported net income per share - diluted	$ ..41	$ ..59	$ 1.15	$ 1.71
Adjusted net income per share - diluted	$ ..41	$ ..61	$ 1.15	$ 1.76

     In accordance with the requirements of SFAS 142 the Company completed its transitional impairment testing and determined that there is no indication of impairment as of the date of adoption. The Company will be required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     As of June 28, 2002 and September 28, 2001, total purchased intangible assets, other than goodwill, consisted only of a noncompete agreement with an original gross carrying amount of $3 million arising from the acquisition of Goepel McDermid. The noncompete agreement is being amortized over a two year period and will be fully amortized at the end of the first quarter of fiscal 2003, resulting in an expense of $375,000 per quarter until that time.

     In July 2001, the FASB issued SFAS No. 143 - Accounting for Asset Retirement Obligations. Statement 143 relates to the accounting for the obligations associated with the retirement of long-lived assets. In August 2001, the FASB issued SFAS No. 144 - Accounting for Impairment or Disposal of Long-lived Assets. Statement 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. In April 2002, the FASB issued SFAS No. 145 - Recession of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In June 2002, the FASB issued SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities. The Company is currently reviewing these statements and does not expect that their adoption will impact its financial position, results of operations or cash flows. The Company will implement these Statements as required during fiscal 2003.

Commitments and Contingencies

     The Company has committed to lend to, or guarantee other debt for, Raymond James Tax Credit Funds, Inc. ("RJ Tax Credit") up to $60 million upon request. Any borrowings bear interest at broker call plus 1% per annum. The borrowings are secured by properties under development. In addition, RJ Tax Credit is charged 1% for amounts guaranteed. At June 28, 2002, balances of $13,569,000 were loaned to RJ Tax Credit and there were no guarantees outstanding. The commitment expires in November 2002, at which time any outstanding balances will be due and payable.

     RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's creditworthiness is evaluated on a case-by-case basis. At June 30, 2002, RJBank had standby letters of credit of $4,062,258, consumer lines of credit of $7,165,469 and commercial lines of credit of $22,038,379 outstanding. In addition, RJBank had commitments to fund loans at fixed and variable rates of $4,330,430 and $52,900,153, respectively, at June 30, 2002.

     As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $1,862,000 and $1,791,000 were recognized in the nine months ended June 2002 and 2001, respectively.

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at June 28, 2002 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

     The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At June 28, 2002, the Company had client margin securities valued at $57,036,000 on deposit with a clearing organization.

     The Company has guaranteed lines of credit for their various consolidated foreign joint ventures as follows: three lines of credit totaling $7.5 million in Turkey and a $325,000 letter of credit in India. In addition, the Company has guaranteed trades with counterparties in Turkey not to exceed $7 million and Argentina not to exceed $10 million.

     The Company has committed to investments in 32 third party primarily private equity investment funds. At June 28, 2002 the Company had $10.9 million in unfunded commitments to these funds. Through June 28, 2002 the Company has funded $19.9 million and received approximately $12 million in distributions.

     The Company has committed to an expansion of its corporate headquarters. The Company has completed construction of a second parking garage with a cost of approximately $5.9 million and will be breaking ground on a fourth tower during the next quarter. The anticipated cost for the building is $25.6 million.

Capital Transactions

     The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for general corporate purposes. At June 28, 2002, pursuant to prior authorizations from the Board of Directors, 1,668,000 shares were available to be repurchased at the discretion of management. Subsequent to quarter end the Company has repurchased 325,000 shares.

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

     The unaudited pro forma results of operations as though Goepel McDermid Inc. had been acquired as of the beginning of fiscal 2001 are as follows:

Nine months ended
June 29, 2001
Revenues (000s)	$1,298,640
Net Income (000s)	$ 83,467
Net income per share:
Basic	$ 1.73
Diluted	$ 1.70

Net Capital Requirements

     The broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Raymond James & Associates, Inc. ("RJA"), a member firm of the New York Stock Exchange, Inc. ("NYSE") is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement", which RJA has elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of the Company's primary U.S. broker-dealer subsidiaries as of June 28, 2002 were as follows:

Raymond James & Associates, Inc.:
(alternative method elected)
Net capital as a percent of aggregate debit items	28.17%
Net capital (000's)	$329,015
Required net capital (000's)	$23,356

Raymond James Financial Services, Inc.:
(alternative method elected)
Net capital as a percent of aggregate debit items	132%
Net capital (000's)	$31,968
Required net capital (000's)	$2,820

     The Canadian broker-dealer subsidiary of the Company is subject to the Investment Dealers Association of Canada's capital requirements, which require minimum risk adjusted capital of CDN $250,000. The Company was in compliance at June 28, 2002 and September 28, 2001.

Earnings Per Share

(in 000's, expect per share amounts)

	Three months ended		Nine months ended
	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Net income	$20,393	$ 28,930	$57,308	$ 83,776

Weighted average common
Shares outstanding - basic	48,864	48,034	48,667	47,503

Additional shares assuming:
Exercise of stock options and warrants (1)	702	857	687	1,056
Issuance of contingent exchangeable shares (2)	300	300	300	300

Weighted average common and
Common equivalent shares - diluted	49,866	49,191	49,654	48,859

Net income per share - basic	$ 0.42	$ 0.60	$ 1.18	$ 1.76
Net income per share - diluted	$ 0.41	$ 0.59	$ 1.15	$ 1.71

Securities excluded from weighted average common shares diluted because their effect would be antidilutive	505	600	452	245

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

Comprehensive Income

Total comprehensive income for the three months and nine months ended June 28, 2002 and

     June 29, 2001 is as follows (in thousands):
	Three months ended		Nine months ended
	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001
Net income	$20,393	$28,930	$57,308	$83,776
Other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of tax	120	167	(78)	1,090
Unrealized gain (loss) on interest rate swaps accounted for as cash flow hedges (net of tax)	(977)	25	391	(662)
Foreign currency translation adjustment	3,310	849	(25)	(172)

Total comprehensive income	$22,846	$ 29,971	$57,596	$84,032

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

     The Company uses interest rate swaps and interest rate futures. The primary purpose of this activity is to hedge certain fixed income inventory positions against interest rate movements. In addition to these transactions, the Company enters into swaps with some of its institutional customers and dealer counterparties where the Company's interest rate risk is hedged by offsetting swaps, interest rate futures or cash instruments. While inventory and proprietary swap positions are normally hedged, in some cases the Company will leave a portion of these positions unhedged. While the Company generally seeks to minimize exposure to interest rate risk, there can exist basis risk between the long positions and the short hedge positions. All positions are marked to market with the gain or loss recorded in income for the period. The Company's management performs evaluations of its potential interest rate risk and is of the opinion that the exposure to interest rate risk is not material to its financial position.

Segment Information

     In connection with the revision of certain reporting lines and the analysis done in conjunction with the adoption of FAS 141 and 142, the Company reviewed its operating segment conclusions during the quarter ended March 28, 2002. As a result, the Company made changes in its reportable segments. Prior year's results have been restated based on the composition of the new segments. The Company's reportable segments are retail, capital markets, asset management, RJBank and other.

     The retail segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the U.S., Canada and the U.K. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The segment also includes net interest earnings on client margin loans and cash balances. The capital markets segment includes institutional sales and trading in the U.S., Canada and Europe providing securities brokerage services, trading and research with an emphasis on the sale of U.S. equities and fixed income products to institutions; this segment also includes management of and participation in underwritings, merger and acquisition services and public finance activities. The asset management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management, Inc., and the Raymond James & Associates asset management services division, mutual fund management by Heritage Asset Management, Inc., private equity management by Raymond James Capital and Raymond James Ventures and trust services of Raymond James Trust Company and Raymond James Trust Company West. Raymond James Bank, FSB, is a separate segment. The results of operations of consolidated foreign joint ventures, stock loan/stock borrow and corporate legal items are included in Other.

     The financial results of the Company's segments are presented using the same policies as those described in the "Summary of Significant Accounting Policies". Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments.

     Information concerning operations in these segments of business (assets by segments were not available as of June 29, 2001) is as follows:

	Three months ended		Nine months ended
	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001
Revenues:(000's)
Retail	$ 259,451	$ 280,359	$ 752,110	$ 843,159
Capital markets	78,294	79,825	237,992	214,743
Asset management	33,607	32,616	98,211	102,483
RJBank	7,207	11,668	23,350	38,375
Other	9,564	21,065	21,610	89,194
Total	$ 388,123	$ 425,533	$1,133,273	$1,287,954

Pre-tax Income:(000's)
Retail	$ 16,164	$ 20,294	$ 43,356	$ 79,687
Capital markets	10,009	4,772	28,937	7,994
Asset management	5,607	5,375	16,164	19,953
RJBank	1,350	1,680	5,021	5,227
Other	809	16,314*	531	21,629
Total	$ 33,939	$ 48,435	$ 94,009	$ 134,490

	June 28,
	2002
Assets: (000's)
Retail	$ 3,496,365
Capital markets	638,396
Asset management	57,683
RJBank	869,227
Other	1,493,299
Total	$ 6,554,970

* Includes the $15.8 reversal related to the Corporex case.

     The Company has operations in the US, Canada, Europe and several consolidated joint ventures overseas including: India, France, Turkey, and Argentina. All long-lived assets are located in the US.

	Three months ended		Nine months ended
	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001
Revenue:
United States	$ 352,067	$ 385,934	$ 1,035,400	$ 1,206,160
Canada	25,001	26,849	65,649	50,658
Europe	6,677	8,820	19,596	18,972
Other	4,378	3,930	12,628	12,164
Total	$ 388,123	$ 425,533	$ 1,133,273	$ 1,287,954

     While the dollar amount invested in emerging market joint ventures is only $4.5 million, these investments carry greater risk than amounts invested in developed markets.

Subsequent Event

     On August 2, 2002, a New York Stock Exchange arbitration panel rendered an award against Raymond James & Associates, Inc. (RJA) in the matter of First Union Securities v. Raymond James & Associates and David Shaw. The panel awarded $2 million in compensatory and $4 million in punitive damages against RJA, as well as Attorney Fees of $564,301 and forum fees. The reserve for this judgment and the related expense have been recorded in these financial statements for the three months ended June 28, 2002.

Item 2.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 28, 2001).

Results of Operations - Three months ended June 28, 2002 compared with three months ended June 29, 2001.

     Quarterly revenues of $388,123,000 declined 9% from the prior year quarter's $425,533,000. Net income of $20,393,000, or $0.41 per diluted share, was a 30% decrease from the $28,930,000, or $0.59 per diluted share, in the prior year quarter. The prior year quarter included a $15.8 million reversal to the legal reserve related to the settlement of the Corporex case for less than the judgment amount; excluding that reversal net income would have been $20,198,000 or $0.41 per diluted share.

     Retail commissions and interest are the most significant components of the retail segment. Lower revenues for the quarter are a direct result of lower interest revenues and less retail client activity. Pre-tax income is lower than the prior year quarter due to an adverse legal judgment and related expense to increase the legal reserves. Excluding that expense, pre-tax income would have been approximately flat as the margin on interest revenues has improved after several quarters of poor margins, and expenses within retail were well controlled.

     Commission revenues of $248.7 million represent a modest 3% decrease from the prior year quarter. The results reflect continued volatile equity markets and its negative impact on retail investors' behavior, as they continue to be cautious in their approach to the market. The number of retail Financial Advisors at the end of June was 4,960, representing an 8% increase from the prior year quarter. Thus, average production continued to decline.

     The decline in gross interest revenues of $37 million from the prior year quarter represented the Company's total decline in revenue from the prior year quarter. Net interest income of $21.3 million was 14% below the comparable prior year quarter but 10% above the immediately preceding quarter. Retail customer margin balances, the most significant source of interest income for the Company, are relatively flat with the prior year quarter, following a decline from the period of relatively high balances in calendar year 2000. Customer cash balances continue to remain at relatively high levels, thus the Company's regulatorily segregated cash balances have increased. The interest rates earned on these assets, however, are far lower than those earned on margin balances.

     The capital markets segment displayed the most dramatic improvement over the prior year quarter, more than doubling its pre-tax income. This is the net result of improved equity investment banking, consistently strong institutional commissions and lower fixed income trading profits. The increase in pre-tax income displays the impact of leverage in the investment banking area, where increased revenues led to a significant rise in pre-tax income.

     Investment banking revenues increased 23% from the comparable prior year quarter. The Company managed or co-managed 26 domestic new issues vs. 9 in the prior year quarter, as well as 2 Canadian deals vs. 3 in the prior year quarter. The increase in investment banking revenues was due to both underwriting management fees on the increased number of public offerings and increased sales credits on those underwritings. Merger and acquisition fees were also up over the same quarter prior year, with $6.9 million in the U.S. and $ 5.1 million in Canada vs. $3.8 million in the U.S. and $ 4.4 million in Canada in the prior year quarter. Trading profits reflect a 60%, or $4.8 million, decline from the prior year quarter. Most of this decline is the result of weaker fixed income trading results.

     Within the asset management segment, investment advisory fees are up 4% from the prior year quarter due to the relatively high total assets under management as of the end of March 2002. Assets under Heritage management, consisting largely of money market fund assets, have increased during the current year. Eagle and Investment Advisory Services assets continue to decline in the current equity markets as depreciation has continued to more than offset net positive sales.

	June 28,	June 29,	March 28,
	2002	2001	2002
Assets Under Management (000's):

Eagle Asset Management, Inc.	$ 4,995,366	$ 5,214,844	$ 5,191,000
Heritage Family of Mutual Funds	7,312,938	6,765,531	7,462,000
Investment Advisory Services	3,575,000	4,594,000	4,142,000
Awad Asset Management	730,000	644,000	756,000

Total Financial Assets Under Management	$16,613,304	$17,218,375	$ 17,551,000

     Quarterly results in the RJBank segment reflect the lower revenue levels that are the result of lower interest rates. The pre-tax income comparison reflects an addition to the loan loss reserve related to the overall increase in the loan portfolio.

     Compensation, commission and benefit expense has declined 3% from the prior year quarter and has increased 3% since the immediately preceding quarter. The changes in the commission expense portion correlate closely with the changes in commission revenues. Incentive compensation in the current year quarter is greater than the prior year quarter as investment banking results improved. Administrative expense is 3% higher than the prior year quarter, but 3% below the immediately preceding quarter, a result of cost control and attrition.

     Business development and occupancy and equipment expenses are down from the prior year quarter as the Company continues to carefully monitor controllable expenses such as travel and client entertainment. Communication and information processing expenses are down 7% from the prior year quarter reflecting cost control efforts.

     Other expense appears to be up dramatically from the prior year quarter; however, the prior year quarter includes a $15.8 million reversal of the legal reserve for the Corporex case when it was settled for less than the original judgment. Excluding this reversal, other expense would have been $17.6 million, or 25% below the current year's expense. As this was a corporate case not related to any of the Company's current business lines, this reversal caused the same distortion in the "Other" segment's pre-tax income. The current year includes expenses related to increased legal reserves, primarily related to an adverse judgment in a Financial Advisor recruiting case, as discussed in the Subsequent Event Note to the Consolidated Financial Statements.

Results of Operations - Nine months ended June 28, 2002 compared with nine months ended June 29, 2001.

     Revenues of $1,133,273,000 declined 12% from the prior year's $1,287,954,000. Net income of $57,308,000, or $1.15 per diluted share, was a 32% decrease from the $83,776,000, or $1.71 per diluted share, in the prior year. Results for the current year include three quarters of Raymond James Ltd. ("RJ Ltd.") while the prior year includes only two quarters of their results. RJ Ltd. was acquired as of January 1, 2001 and has added approximately $20 million in revenues and expenses per quarter since the acquisition. The prior year results include a $15.8 reversal to the legal reserve related to the Corporex case. Excluding that reversal, net income was $75,044,000, or $1.54, per diluted share for the nine months ended June 29, 2001.

     (Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply to the nine month comparison.)

     The retail segment results for the year reflect the difficulties faced in maintaining interest margins in the declining rate environment and the lower commissions resulting from the hesitant behavior of retail clients in the current volatile equity market and the adverse judgment in the Financial Advisor recruiting case.

     The significant increase of pre-tax income in the capital markets segment demonstrates the Company's capacity and resulting leverage in investment banking. Pre-tax income has improved appreciably in the past few quarters as a result of improved investment banking activity, therefore year to date pre-tax income is significantly greater than in the prior year.

     Year to date results in the asset management segment reflect the impact of higher compensation expenses on relatively flat revenues. This segment has been negatively impacted by declining equity values.

     Communications and information processing is up for the year as the year to date expense includes the $4 million write down of the investment in CSS, a software joint venture in Colorado, taken in the second quarter of fiscal 2002, when the Company converted to the equity method of accounting due to an increase in the Company's ownership percentage. This is reflected as information processing expense as it replaces what would be internal software development efforts. Exclusive of this charge, communications and information processing expense is down slightly, reflecting cost control efforts.

Financial Condition

     The Company's total assets have increased only 3% since fiscal year end, reflecting changes related to normal business activity including increased client receivables, inventory levels and the related segregated assets and financing.

     The Company's credit risks remain consistent with those disclosed in the Company's annual report on Form 10-K dated September 28, 2001. The Company's balance sheet includes approximately $1.7 billion in receivables from clients. These receivables consist predominantly of client margin loans and bank loans. The Company monitors exposure to industry sectors and individual securities and performs analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions. RJBank offers a variety of loan products; including mortgage, commercial real estate, and consumer loans, which are collateralized, and corporate loans for which the borrower is carefully evaluated and monitored.

     In addition to the $37 million mortgage on the corporate headquarters complex, loans payable at June 28, 2002 include a $50 million term debt at the parent company, $60 million in advances from the Federal Home Loan Bank to RJBank, and $141 million in short-term financing within RJA and $3.6 million at RJ Ltd. related to customer settlements.

Liquidity and Capital Resources

     Net cash used in operating activities during the nine months was $170 million. Cash was predominantly used for increased segregated assets, securities inventories and increased client receivables net of a decrease in broker/dealer payables.

     Investing activities provided $8 million during the nine months due to the sales and maturations of available for sale securities exceeding purchases.

     Financing activities provided $125 million, the result of net borrowings exceeding repayments and the payment of cash dividends netting with the exercise of stock options and employee stock purchases.

     RJF has a $125 million line of credit, Raymond James & Associates, Inc. has uncommitted lines of credit aggregating $355 million, and RJ Ltd. has an uncommitted CDN $40 million line of credit, all with commercial banks.

     The Company's broker-dealer subsidiaries are subject to requirements of the SEC and the Investment Dealers Association of Canada relating to liquidity and capital standards (see Notes to Consolidated Financial Statements under Net Capital Requirements).

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

     Information about market risks for the three months ended June 28, 2002 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended September 28, 2001. Additional information is discussed under Derivative Financial Instruments in the notes to the consolidated financial statements of this Form 10-Q.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

     On August 2, 2002, a New York Stock Exchange arbitration panel rendered an award against Raymond James & Associates, Inc. (RJA) in the matter of First Union Securities v. Raymond James & Associates and David Shaw. The panel awarded $2 million in compensatory and $4 million in punitive damages against RJA, as well as Attorney Fees of $564,301 and forum fees. The panel also made references to the New York Stock Exchange for possible disciplinary action against one former and three present RJA employees.

     The Company is considering its options for appeal. The amount of the award has been reflected in the financial statements for the three months ended June 28, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 9, 2002	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Thomas A. James, certify that the foregoing quarterly report on form 10Q containing the financial statements set forth within fully comply with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 o (d)) and that information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of Raymond James Financial, Inc.

Date: August 9, 2002	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jeffrey P. Julien, certify that the foregoing quarterly report on form 10Q containing the financial statements set forth within fully comply with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 o (d)) and that information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of Raymond James Financial, Inc.

Date: August 9, 2002	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
And Chief Financial
Officer