Form 10-K
period 2002-09-27
RAYMOND JAMES FINANCIAL INC
filed 2002-12-23
CIK 720005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)	FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 27, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission file number 1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

880 Carillon Parkway, St. Petersburg, Florida	33716
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(727) 567-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 6, 2002: $1,548,017,907

Number of common shares outstanding (December 6, 2002): 48,756,470
DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held on February 13, 2003. (The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to January 25, 2003.)

PART I

ITEM 1.     BUSINESS

Raymond James Financial, Inc. ("RJF") is a Florida-based holding company whose subsidiaries are engaged in the financial services business. Its principal subsidiaries include Raymond James & Associates, Inc. ("RJA"), Raymond James Financial Services, Inc. ("RJFS"), Raymond James Ltd. ("RJ Ltd."), Eagle Asset Management, Inc. ("Eagle"), Heritage Asset Management, Inc. ("Heritage") and Raymond James Bank, FSB ("RJBank"). All of these subsidiaries are wholly-owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as the "Company".

PRINCIPAL SUBSIDIARIES

RJF's principal subsidiary, RJA, was organized in Florida in 1962 and is the largest full service brokerage and investment firm headquartered in the state of Florida and one of the largest retail firms in North America. RJA is a self-clearing broker-dealer engaged in most aspects of securities distribution, trading, investment banking and asset management. RJA also offers financial planning services for individuals and provides clearing services for RJFS, other affiliated entities and several unaffiliated broker-dealers. RJA is a member of the New York Stock Exchange ("NYSE"), American Stock Exchange, and most regional exchanges. It is also a member of the National Association of Securities Dealers ("NASD") and Securities Investors Protection Corporation ("SIPC"). On May 28, 1999 the Company purchased Roney & Co. ("Roney"), a broker-dealer headquartered in Detroit, Michigan, which was merged into RJA as of September 25, 1999.

RJFS was formed in January 1999, when the Company merged its two independent contractor broker-dealer subsidiaries, Investment Management & Research, Inc. ("IM&R") and Robert Thomas Securities, Inc. ("RTS"). Financial Advisors affiliated with RJFS may offer to their clients all products and services offered by RJA to its retail clients. RJFS also has four institutional sales offices in Europe. RJFS is a member of the NASD and SIPC, but not of any exchange, as it clears all of its business on a fully-disclosed basis through RJA.

On January 1, 2001, the Company purchased Goepel McDermid Inc., a Canadian broker-dealer, which changed its name to Raymond James Ltd. It engages in both retail and institutional distribution and investment banking. RJ Ltd. is a member of the Toronto Stock Exchange and the Investment Dealers Association of Canada, and its U.S. broker-dealer subsidiary is a member of the NASD.

Eagle was formed in 1984 as a registered investment advisor to serve as the discretionary manager for individual equity portfolios.

Heritage was organized in 1985 to act as the manager of the Company's internally sponsored Heritage Family of Mutual Funds.

RJBank was formed in 1994 in conjunction with a purchase from the Resolution Trust Corporation. Its primary purpose is to provide traditional banking products and services to the clients of the Company's broker-dealer subsidiaries and to the general public.

BUSINESS SEGMENTS

The Company's business has five segments: retail; capital markets; asset management; RJBank; and several operations combined in the "other" segment. Financial information concerning RJF for each of the fiscal years ended September 27, 2002, September 28, 2001 and September 29, 2000 is included in the consolidated financial statements and notes thereto. Such information is hereby incorporated by reference.

RETAIL

The Company provides securities transaction and financial planning services to over one million client accounts through the RJA, RJFS and RJ Ltd. retail branch systems. In addition, the Company provides correspondent clearing services to 43 firms. It is the Company's philosophy to provide its Financial Advisors with a broad range of products and services to offer to its clients, including both third party and proprietary products. In most cases, the Company charges commissions for sales of investment products to its retail clients, based on an established commission schedule. An increasing number of clients are electing asset-based fee alternatives versus the traditional commission structure, representing 23% of retail commission and fees in fiscal 2002. Varying discounts may be given, generally based upon the client's level of business, the trade size, service level provided and other relevant factors.

The majority of U.S. Financial Advisors are also licensed to sell insurance and annuity products through the Company's general insurance agency, Planning Corporation of America ("PCA"). PCA is a wholly-owned subsidiary of RJA, a general insurance agency and represents a number of insurance companies. Through the Financial Advisors of the Company's broker-dealer subsidiaries, PCA provides product and marketing support for a broad range of insurance products, principally fixed and variable annuities, numerous forms of life insurance, disability insurance and long-term care coverage.

The retail Financial Advisors offer a number of professionally managed, load mutual funds as well as a selection of no-load funds. RJA maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker-dealers, including funds managed by Heritage Asset Management, an affiliated company. Commissions on such sales generally range from 1% to 5% of the dollar value of the transaction. Alternative sales compensation structures typically include front-end charges, "back-end" or contingent deferred sales charges, and an annual charge in the form of a fund expense. No single client accounts for a material percentage of this segment's total business.
	Retail Securities Commission and Fees
	For the Fiscal Year Ended 2002

	Sept. 27,	% of	Sept. 28,	% of	Sept. 29,	% of
	2002	Total	2001	Total	2000	Total
	($ in 000's)

Listed equity	$115,847	15%	$114,204	14%	$127,391	14%
OTC equities	50,164	7%	69,975	9%	135,630	15%
Fixed income *	43,978	6%	34,589	4%	28,104	3%
Mutual funds	195,919	26%	221,849	28%	244,186	28%
Asset management	179,658	23%	194,770	24%	190,641	22%
Insurance and annuity products	177,686	23%	167,665	21%	159,842	18%
Other	426	0%	376	0%	1	0%

Total retail commissions	$763,678	100%	$803,428	100%	$885,795	100%

* Fixed Income products include municipal, corporate, government agency and mortgage-backed bonds, preferred stock, CD's, and unit investment trusts.

RJA - Retail Sales

RJA employs 932 Financial Advisors who offer a broad range of financial alternatives and services, generally applying disciplines rooted in financial planning while providing personalized service to clients.

With 75 retail branches and 17 satellites concentrated in the South, Midwest and Mid-Atlantic, RJA's Financial Advisors, who are all employees, work in a traditional branch setting supported by local management and administrative staffs. The average branch system (including satellites) supports about 12 Financial Advisors, with the number of Financial Advisors per office ranging from one to 35.

Raymond James Financial Services

RJFS supports its 3,827 independent contractor Financial Advisors in providing products and services to their retail clients in 1,579 offices and 541 satellite offices in all 50 states.

The Company operates with several domestic sales divisions. The 3,122 producing independent contractor Financial Advisors provide investment and financial planning services, offering individual securities and investment advice primarily to individual investors. The Financial Institutions Division offers securities to customers of financial institutions such as banks, thrifts and credit unions and has 705 Financial Advisors in 261 locations. The Investment Advisors Division supports 17 independent Registered Investment Advisory firms with a comprehensive clearing and custodial platform. These Investment Advisors do not hold a securities license, charge for their services strictly on a fee basis and manage assets on a discretionary basis under their SEC registration.

The number of Financial Advisors in RJFS offices ranges from 1 to 23. These independent contractors must conduct all securities business through RJFS. As independent contractors they are permitted to conduct other businesses such as non-variable insurance products, independent registered advisory services, accounting and tax services among others. These activities are required to be disclosed to RJFS. Independent contractors are responsible for all of their direct costs and are paid a larger percentage of commissions and fees to compensate them for their added expenses.

Raymond James Ltd. - Retail

RJ Ltd. has 21 retail branches and 237 Financial Advisors, all located in Canada. RJ Ltd. provides a broad range of financial products and services to clients, primarily in accordance with an established commission schedule. RJ Ltd. also offers asset-based fee alternatives to its traditional commission structure. RJ Ltd. is a self-clearing broker-dealer with its own operations and information processing personnel and is in the process of launching an independent contractor operation in Canada.

Raymond James Investment Services Limited

The Company owns 60% of a joint venture known as Raymond James Investment Services Limited. This entity is in the early stages of developing an independent contractor network in the United Kingdom.

RJA - Operations

RJA's operations personnel are responsible for the execution of orders, processing of securities transactions, custody of client securities, receipt, identification and delivery of funds and securities, compliance with certain regulatory and legal requirements, internal financial accounting and controls and general office administration for most of the Company's securities brokerage operations. At September 27, 2002, RJA employed 616 persons in its operations areas. Operations personnel provide services primarily to the Company's retail, capital markets and asset management business.

The Company's operations are supported by, and are dependent upon an extensive system of electronic data processing. The Company's computer systems are largely developed and maintained by its internal staff of 634 associates, most of whom are located in St. Petersburg.

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

Typically, broker-dealers utilize bank borrowings and equity capital as the primary sources of funds to finance clients' margin account borrowings. The Company's primary source of funds to finance clients' margin account balances has been cash balances in clients' accounts (Client Interest Program) which are funds awaiting investment. In addition, pursuant to written agreements with clients, broker-dealers are permitted by Securities and Exchange Commission ("SEC") and NYSE rules to lend client securities in margin accounts to other financial institutions. SEC regulations, however, restrict the use of clients' funds derived from pledging and lending clients' securities, as well as funds awaiting investment, to the financing of margin account balances, and to the extent not so used, such funds are required to be deposited in a special account for the benefit of clients. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients' fully paid and excess margin securities.

CAPITAL MARKETS

     Capital Markets activities include both equity and fixed income products and services. No single client accounts for a material percentage of this segment's total business. This segment consists of the departments described below:
Capital Markets Commissions
For the Fiscal Year Ended 2002

	Sept. 27,	% of	Sept. 28,	% of	Sept. 29,	% of
	2002	Total	2001	Total	2000	Total
	($ in 000's)

Equity sales	$ 93,215	48%	$ 93,896	55%	$ 86,375	66%
Fixed Income	100,144	52%	76,353	45%	44,831	34%

Total commissions	$193,359	100%	$170,249	100%	$131,206	100%

Institutional Sales

     The Company's institutional clients are serviced by the RJA and RJ Ltd. Institutional Equity and RJA Fixed Income Departments and by the European offices of RJFS. In providing securities brokerage services to its institutional clients, the Company discounts its commissions on equity transactions based on trade size and the amount of business conducted annually with each institution.

     The 104 domestic and overseas professionals in RJA's Institutional Equity Sales and Sales Trading Departments maintain relationships with over 1,400 institutional clients, principally in North America and Europe. In addition to the Company's headquarters in St. Petersburg, FL, institutional equity offices are located in New York, Chicago, Los Angeles, London and Geneva. In addition, there are RJFS offices in Brussels, Dusseldorf, Luxembourg and Paris. There is also a UK broker-dealer in London, Raymond James Financial International Ltd.

RJA distributes to its institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds, through 85 institutional salespeople. RJA carries inventory positions of taxable and tax exempt securities in both the primary and secondary markets. In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York, Chicago and eight other cities around the country. To assist institutional clients, the Fixed Income Research Group provides strategy portfolio analysis and corporate bond research.

     Raymond James Ltd. has 22 equity sales and trading professionals servicing predominantly Canadian institutional investors from offices in Montreal, Toronto and Vancouver.

Equity Research Department

The 47 domestic senior analysts in RJA's research department publish research on nearly 500 predominantly U.S. companies, primarily focused on companies in specific industries including Technology, Telecommunications, Consumer, Financial Services, Healthcare, Real Estate, Energy and Industrial Growth. Proprietary industry studies and company-specific research reports are provided to both institutional and retail clients. This department has distinguished itself through its record of extremely successful comparative results as reported each quarter in the Wall Street Journal. RJ Ltd. has an additional 18 analysts who publish research on approximately 190 Canadian companies in the Biotechnology, Energy, Consumer, Industrial Growth, Financial Services, Paper and Forest Products, Real Estate and Technology sectors.

Recent statutory and regulatory developments could have a material impact on the way in which research activities are conducted at broker-dealers. (See "Regulation").

Equity Trading

Trading equity securities in the over-the-counter ("OTC") market involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. RJA makes markets in approximately 250 common stocks in the OTC market. Similar to the equity research department, this operation serves to support the Company's institutional and retail sales efforts and is not evaluated on its independent profitability.

Equity Investment Banking

The 59 professionals of RJA's Investment Banking Group, located primarily in St. Petersburg with additional offices in Atlanta, Nashville, Chicago, Princeton, Dallas, Houston and Detroit, are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. RJ Ltd.'s Investment Banking Group consists of 19 professionals located in Calgary, Toronto and Vancouver providing equity financing and financial advisory services to corporate clients. The Company's investment banking activities are focused in the same industries as those followed by the Equity Research department.

Syndicate Department

The Syndicate Department coordinates the marketing, distribution, pricing and stabilization of RJA's lead- and co-managed equity underwritings. In addition to RJA's managed and co-managed offerings, this department coordinates the firm's syndicate and selling group activities in transactions managed by other investment banking firms.

Fixed Income Trading

The Company trades both taxable and tax-exempt fixed income products. The 22 taxable and 19 tax exempt RJA fixed income traders purchase and sell corporate, municipal, government, government agency, mortgage-backed bonds, asset backed securities, preferred stock and CD's from/to clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as an agent for their clients. The Company enters into future commitments such as forward contracts and "to be announced" securities (e.g. securities having a stated coupon and original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). The majority of the Company's trading inventory is made up of fixed income bonds. Another subsidiary of the Company participates in the interest rate swaps market as a principal, both for economically hedging RJA fixed income inventory and in transactions with customers.

Fixed Income Investment Banking

Fixed income investment banking includes mortgage backed securities, public finance and structured finance activities. The 26 professionals in the RJA Public Finance division operate out of 9 offices (3 located in Florida, one each in Birmingham, AL, New York, Pittsburgh, Chicago, Dallas and San Antonio), acting as Financial Advisor or underwriter to various municipal agencies or political subdivisions, housing developers and non-profit health care institutions. In addition, the structured finance group works with a variety of issuers in the sale of asset backed securities.

In addition, RJA acts as an underwriter or selling group member for corporate bonds, mortgage-backed securities, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJA agrees to purchase the issue through a negotiated sale or submits a competitive bid.

Partnership Syndication Activities

Raymond James Tax Credit Funds, Inc., acts as general partner in 22 partnerships that have invested in real estate properties that qualify for low income housing tax credits. Other subsidiaries of the Company continue to act as general partner in a variety of limited partnerships syndicated several years ago.

ASSET MANAGEMENT

The Company's asset management segment includes proprietary asset management operations, internally sponsored mutual funds, outside money management alternatives, and other asset-based fee programs. No single account or client accounts for a material percentage of this segment's total business.

Eagle Asset Management, Inc.

Eagle is a registered investment advisor with approximately $5.2 billion under management at September 27, 2002 including approximately $700 million managed for the Heritage Family of Mutual Funds. In addition to individuals, Eagle's clients include pension and profit sharing plans, retirement funds, foundations, endowments, variable annuity and mutual fund portfolios. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages approximately $2.6 billion for institutional clients, including funds managed for Heritage and $2.6 billion for retail accounts.

Eagle's investment management fee generally ranges from 0.20% to 1.0% of asset balances per year depending upon the size and investment objective of the account.

At September 27, 2002, Eagle had 15 investment objectives managed by 13 investment managers.

Heritage Asset Management, Inc.

Heritage serves as investment advisor to the Heritage Family of Mutual Funds. Heritage also serves as transfer agent for all of the funds and as fund accountant for all Heritage funds except the International Equity Fund. Portfolio management for the Aggressive Growth Fund, Growth Equity Fund, Technology Fund and the Mid Cap Stock Fund are subcontracted to Eagle Asset Management, Inc. Portfolio management for the Small Cap Stock Fund is subcontracted to both Eagle and the Company's Awad Asset Management subsidiary. Unaffiliated advisors are employed for the Municipal Money Market Fund, Capital Appreciation Trust, High Yield Bond Fund, Growth and Income Fund, Value Equity Fund , and the International Equity Fund .

Heritage also serves as an advisor to RJBank to make recommendations and monitor the Bank's investment portfolio of mortgage-backed securities.

Assets under management at September 27, 2002 were as follows (in 000's):

Heritage Cash Trust:
Money Market Fund	$ 5,135,886
Municipal Money Market Fund	942,176
Heritage Capital Appreciation Trust	272,330
Heritage Growth and Income Trust	46,739
Heritage Income Trust:
High Yield Bond Fund	37,243
Intermediate Government Fund	55,873
Heritage Series Trust:
Small Cap Stock Fund	133,751
Growth Equity Fund	201,802
International Equity Fund	17,970
Value Equity Fund	20,554
Mid Cap Stock Fund	304,162
Aggressive Growth Fund	86,912
Technology Fund	22,622

$ 7,278,020

Awad Asset Management, Inc.

Awad is a registered investment advisor which primarily manages small cap equity portfolios. Fees generally range from 0.50% to 1.0% of asset balances annually. At September 27, 2002, Awad had approximately $675 million under management including $75 million managed for the Heritage Small Cap Stock Fund.

RJA - Asset Management Services

RJA's Asset Management Services ("AMS") Department manages programs which offer investment advisory services to clients, as well as certain non-advisory programs which offer fee-based alternatives to traditional commission charges for transactions. The primary advisory service offered by AMS is the Investment Advisory Services ("IAS") program. IAS maintains an approved list of investment managers (of which all but one are unaffiliated with the Company), establishes custodial facilities, monitors performance of client accounts, provides clients with accounting and other administrative services, and assists investment managers with certain trading management activities. IAS earns fees generally ranging from 0.50% to 1.00% of asset balances per annum, a portion of which is paid to the investment managers who direct the investment of the clients' accounts. At September 27, 2002, this program had approximately $2.9 billion in assets under management through agreements with 33 independent investment advisors and Awad.

Passport and similar programs, known as Freedom, Ambassador, MIP and PPA, offer a fee alternative that allows clients to pay a quarterly fee (and in some cases a low transaction charge) in lieu of commissions. Fees are based on the individual account size and are also dependent on the type of securities in the accounts. For these accounts, clients receive quarterly performance reporting and other services. As of September 27, 2002, these programs had approximately $6.4 billion in assets serviced by Financial Advisors.

In addition to the foregoing programs, AMS also offers fee based programs to clients who have contracted for portfolio management services from outside money managers that are not a part of the IAS program.

RJFS - Asset Management Services

RJFS offers a program similar to Passport called IMPAC. As of September 27, 2002 IMPAC had $2.5 billion in assets serviced by RJFS Financial Advisors.

Raymond James Trust Company
Raymond James Trust Company West

Raymond James Trust Company was chartered and opened for business in 1992. This wholly-owned subsidiary of RJF was formed primarily to provide personal trust services to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is often subcontracted to the asset management operations of the Company. In October 1993, the Company acquired a second trust company, Sound Trust Company, in Tacoma, Washington. The name of Sound Trust Company was changed to Raymond James Trust Company West effective October 1, 2000. This subsidiary provides personal trust services primarily to broker-dealer clients outside the State of Florida. These two subsidiaries had a combined total of approximately $692 million in client assets at September 27, 2002, including $12 million in the donor-advised Raymond James Charitable Endowment Fund.

RAYMOND JAMES BANK

Raymond James Bank, FSB ("RJBank") received its federal savings bank charter in 1994. RJBank provides residential, consumer and commercial loans as well as FDIC-insured deposit accounts to clients of the Company's broker-dealer subsidiaries and to the general public.

Access to RJBank's products and services is available nationwide through the offices of its affiliated broker-dealer firms as well as through convenient telephonic and electronic banking services. As of September 27, 2002, RJBank had total assets in excess of $920 million with 86% of the bank's deposits representing cash balances swept from wrap fee ERISA and IRA accounts managed by Eagle and RJA - Asset Management Services. Other than the foregoing, no single client accounts for a material percentage of the segment's total business.

OTHER

In addition to the retail, capital markets, asset management and RJBank businesses, the Company operates securities lending activity and is a partner in several international joint ventures in emerging market countries. The Company has approximately $4.5 million invested in consolidated joint ventures in India, Argentina and Turkey. These operations are grouped in the "other" segment.

RJA - Securities Lending

This activity involves the borrowing and lending of securities from and to other broker-dealers and other financial institutions, generally as an intermediary. The borrower of the securities puts up a cash deposit, commonly 102% of the market value of the securities. This deposit, which is adjusted daily to reflect changes in current market value. The profits of this operation are the net interest spread generated.

Raymond James International Holdings, Inc.

Raymond James International Holdings, Inc. ("RJIH") is a Delaware corporation formed in 1994 to own some of the Company's foreign operations. RJIH currently has ownership in consolidated joint ventures in Argentina, India and Turkey. These joint ventures operate in securities brokerage, investment banking and asset management. In addition, the Company owns a broker-dealer registered in the British Virgin Islands which is a correspondent firm to RJA.

COMPETITION

The Company is engaged in an intensely competitive business. The Company' competes with many larger, better capitalized providers of financial services, including other securities firms, some of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. The Company also competes with a number of firms offering on-line financial services and discount brokerage services, usually with lower levels of service, to individual clients. The Company' competes principally on the basis of service, product selection, location and reputation in local markets.

In the financial services industry, there is significant competition for qualified employees. The Company faces competition for qualified employees from major financial services companies, including other brokerage firms, insurance companies, banking institutions, on-line financial service providers, discount brokerage firms, asset management firms, and private equity funds. The Company's ability to compete effectively in its businesses is substantially dependent on its continuing ability to attract, retain, and motivate qualified employees, including successful Financial Advisors, investment bankers, trading professionals and other revenue-producing or experienced personnel.

REGULATION

The following discussion sets forth some of the material elements of the regulatory framework applicable to the financial services industry and provides some specific information relevant to the Company. The regulatory framework is intended primarily for the protection of customers and the securities markets, depositors and the Federal Deposit Insurance Fund and not for the protection of creditors or shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.

The financial services industry in the United States of America is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. RJA and RJFS are currently registered in all 50 states. In addition, financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices.

Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SRO's), principally the NASD, the NYSE and other securities exchanges. These SRO's adopt and amend rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker-dealers.

The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in 13 provinces and territorial jurisdictions and are charged with the administration of securities laws. RJ Ltd. is currently registered in British Columbia, Alberta, Saskatchewan, Manitoba, Ontario, and Quebec. Securities dealers in Canada are also subject to regulation by SRO's which are responsible for the enforcement of conformity with securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members. RJ Ltd. is regulated by the Securities Commissions in the jurisdictions of registration as well as by the SRO's, Investment Dealers Association ("IDA") and Market Regulation Services Inc.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including:

    sales methods;

    trading practices;

    uses and safekeeping of clients funds and securities;

    capital structure and financial soundness of securities firms;

    record keeping;

    the conduct of directors, officers and employees;

    internal controls; and

    insurance requirements

One of the primary purposes of these regulations is to enhance the protection of customer assets. Under certain circumstances, these rules may limit the ability of the Company to make capital withdrawals from its broker-dealer subsidiaries.

The SEC, SRO's and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.

The Company's clearing broker-dealer subsidiary, RJA, is required by federal law to belong to the SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. As a result of adequate fund levels, each of the Company's two domestic broker-dealer subsidiaries was required to pay the minimum annual assessment of $150 in fiscal 2002. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. RJA carries an excess policy that provides additional protection for securities of up to $99,500,000 per customer, including another $900,000 for cash awaiting investment. This limit per client does not protect against market fluctuations.

RJ Ltd. is required by the IDA to belong to the Canadian Investors Protection Fund ("CIPF"), whose primary role is investor protection. The CIPF may charge member firms assessments based on revenues and risk premiums based on capital deficiencies. The CIPF provides protection for securities and cash held in client accounts up to CDN $1,000,000 per client with separate coverage of CDN $1,000,000 Canadian for certain types of accounts. This coverage does not protect against market fluctuations.

See Note 13 of the Notes to Consolidated Financial Statements for further information on SEC and regulations pertaining to broker-dealer regulatory minimum net capital requirements.

The Company's investment advisory operations, including the Company-sponsored mutual funds, are also subject to extensive regulation. The Company's U.S. asset managers are registered as investment advisors with the SEC and are also required to make notice filings in certain states. Virtually all aspects of the asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict an investment advisor from conducting its asset management business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed for a failure include the suspension of individual employees, limitations on the asset managers engaging in the asset management business for specified periods of time, the revocation of registrations, and other censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on the reputation of an asset manager.

RJBank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on RJBank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined in the regulations). See Note 7 to the Consolidated Financial Statements for further information and capital analysis.

The Company's two trust entities are subject to regulation by the states in which they are chartered. These regulations focus on, among other things, the soundness of internal controls in place at the trust companies.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the SEC. Although there will be modest additional expenses incurred in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

As a result of widespread publicity regarding alleged conflicts of interest and lack of objectivity in the activities of research departments of broker-dealer firms, major changes have been mandated by the NYSE and NASD in the rules regarding compensation of analysts, content of research reports and relationships of the research department to other activities such as corporate finance and investment banking. Under the Sarbanes-Oxley Act of 2002, the SEC is required to undertake a further evaluation of this area and may propose additional changes that could substantially affect the conduct and activities of research departments. The Company believes that it is in compliance with all existing rules. However, the application of these rules and further changes that may be imposed by regulators could adversely affect the effectiveness and value of research activities at broker-dealers.

ITEM 2.     PROPERTIES

The Company owns a 610,000 square foot headquarters complex in St. Petersburg, FL (three mid-rise office buildings, a bank and trust headquarters building, and two five deck parking garages). The complex covers approximately fifty-five acres, and the Company has the ability to build up to another 753,000 square feet on this site. The Company has begun the construction of a fourth mid-rise office building, which is expected to be ready for occupancy in December 2003. The Company also leases 80,000 square feet in a nearby office building, and an additional 30,000 square feet in another nearby facility. The employees in these leased facilities will move to the fourth building upon its completion and the leases terminate at that time. In addition, the Company owns a 45,000 square foot, eight story building in Detroit, Michigan and leases 20,000 square feet in a building adjacent to that building. With the exception of a Company-owned RJA branch office building in Crystal River, FL, RJA branches are leased with various expiration dates through 2008. RJ Ltd. leases premises for main offices in Vancouver, Calgary, and Toronto and for branch offices throughout Canada. These leases have various expiration dates through 2013. RJ Ltd. does not own any land or buildings. The RJFS Investment Management division headquarters office in Atlanta and Raymond James Trust Company West facility in Tacoma are also under lease. See Note 10 to Consolidated Financial Statements for further information regarding the Company's leases.

Leases for branch offices of RJFS and the Independent Financial Services Business of RJ Ltd. are the responsibility of the respective independent contractor registered representatives.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business. Like others in the retail securities industry, during the past two years the Company has experienced a significant increase in the number of claims seeking recovery due to portfolio losses experienced in the past thirty months.

In September 2001, RJA was sued in the U.S. District Court for the Southern District of Florida by the Seminole Tribe of Florida for millions of dollars in losses experienced in their securities accounts during a period of dramatic market declines. In June 2002, the Court ruled that the dispute should be resolved by arbitration in accordance with the terms of the Raymond James customer agreement, and the appeal of the Tribe from that ruling was dismissed by the U.S. Court of Appeals for the 11th Circuit in October 2002. The Seminole Tribe has not filed an arbitration claim to date, although it is anticipated that they will pursue this claim in arbitration or in further court proceedings.

In September, 2002 RJFS was sued in the U.S. District Court in Rhode Island by a company which claimed that $12.5 million entrusted by it to an account in that office had been misappropriated by the account holder and an RJFS Financial Advisor. The plaintiff had no account with RJFS, and in its complaint acknowledges that it consented to moving the funds from the account. RJFS has moved to dismiss the complaint and is vigorously contesting the claim. The Securities and Exchange Commission has filed suit in the U.S. District Court in Rhode Island against the principals of this account and the former RJFS Financial Advisor, and is conducting an investigation into the activities of RJFS in connection with the account.

The Company is contesting the allegations in these and other cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of the Company's management, based in part on outside legal counsel, and after consideration of amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations with the exception of the matter noted below which is in its initial stages.

Beginning in June 2002, a series of lawsuits and arbitrations were filed against RJFS and the Company, primarily in Houston, Texas and adjacent jurisdictions. The claims in these matters relate to millions of dollars in losses suffered by claimants in an alleged mortgage lending program known as the "Premiere 72" program, which was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. The entity which administered the loans had no connection to RJFS, the loans were not made through RJFS and over 230 of the approximately 527 claimants never had accounts with RJFS. RJFS and the Company are vigorously contesting these claims and believe that there are meritorious defenses. These matters are in their initial stages; although the total amount funded by participants may exceed $150 million, the amount of actual loss of the claimants is not determinable at this time, and the Company is unable to reasonably estimate what exposure it may have in this matter, if any.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
               AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the NYSE under the symbol "RJF". The following table sets forth for the periods indicated the high and low trades for the common stock.
	2002		2001
	High	Low	High	Low
First Quarter	$35.79	$26.05	$41.00	$27.31
Second Quarter	37.50	30.28	41.35	26.05
Third Quarter	37.30	28.16	34.33	25.52
Fourth Quarter	29.50	22.75	31.10	23.36

Since 1985 when the Company initiated payment of a cash dividend, there have been 19 increases in the cash dividend rate, including seven in the form of stock splits and stock dividends. Quarterly dividends are disclosed in Item 8.

The payment of dividends on the Company's common stock is subject to the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries which may be subject to restrictions under the net capital rules of the SEC, NYSE and the IDA and RJBank which may be subject to restrictions by federal banking agencies. Such restrictions have never become applicable with respect to the Company's dividend payments. (See Notes 7 and 13 of the Notes to Consolidated Financial Statements.)

At December 6, 2002 there were approximately 12,000 holders of the Company's common stock.
ITEM 6. SELECTED FINANCIAL DATA

(in 000's, except per share data)
	Year Ended
	Sept. 27,	Sept. 28,	Sept. 29,	Sept. 24,	Sept. 25,
	2002	2001 (ii)	2000 (i)	1999	1998
Operating Results:

Revenues	$1,515,923	$1,670,990	$1,707,441	$1,232,206	$1,082,907
Net income	$ 79,303	$ 96,410	$ 125,195	$ 85,090	$ 92,704
Net income per
Share - basic:*	$ 1.63	$ 2.02	$ 2.70	$ 1.79	$ 1.92
Net income per
Share - diluted:*	$ 1.60	$ 1.98	$ 2.67	$ 1.76	$ 1.86

Weighted average
Common shares
Outstanding - basic:*	48,674	47,663	46,291	47,606	48,160
Weighted average common and common
equivalent shares
outstanding - diluted:*	49,629	48,799	46,867	48,449	49,951

Cash dividends declared
per share*	$ ..36	$ ..36	$ ..30	$ ..28	$ ..24

Financial Condition:

Total assets	$6,040,303	$6,372,054	$6,308,816	$5,030,715	$3,852,737
Long-term debt	$ 147,153	$ 147,879	$ 98,555	$ 44,183	$ 44,767

Shareholders' equity	$ 839,636	$ 770,876	$ 650,518	$ 558,486	$ 509,898
Shares outstanding*	48,674	48,214	46,287	47,242	48,268

Equity per share
at end of period*	$ 17.25	$ 15.99	$ 14.05	$ 11.82	$ 10.56

* Gives effect to the common stock split paid on April 2, 1998.

(i) Amounts include a $20 million charge to increase legal reserves related to the Corporex case. Excluding this charge, net income was $136,354,000 and basic and diluted net income per share were $2.94 and $2.91, respectively.

(ii) Amounts include a $16 million reversal of a legal reserve related to the settlement of the Corporex case. Excluding this reversal, net income was $87,678,000 for the year and basic and diluted net income per share were $1.84 and $1.80, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Three Years Ended September 27, 2002

Business Environment

The U.S. economy remained generally sluggish throughout fiscal 2002. The equity market was already well into a slower period following declines in the technology and "dot com" equities when the events of September 11, 2001 shook the country's and the world's sense of well-being. These events, followed by the announcements by the likes of Enron and Worldcom, eroded investor confidence, particularly that of individual investors. Further discoveries of less than desirable accounting treatments and unethical management, ongoing investigations, continued market uncertainty and loan defaults have continued to plague the marketplace and resulted in not only a volatile and declining equity market but also in weaker credit markets. The U.S. Federal Reserve lowered the overnight interest rate three times during the fiscal year (following eight rate reductions in the first three quarters of calendar 2001), in an attempt to stimulate some economic recovery. While this may have helped the housing market and, combined with auto manufacturer incentives, spurred auto sales, it had not stimulated a resurgence of the equity markets by fiscal year end. This is evidenced by the fact the Dow Jones Industrial Average had its worst September performance in 65 years and its worst quarterly showing since 1987.

Results of Operations

Although 2002 revenues were the third highest in the Company's history, they also marked the second consecutive year of decline as poor equity markets continued. Revenues of $1,515,923,000 were down 9% from the prior year, with the decline in interest revenue accounting for more than all of this difference. Net income declined 18%, but only 10% when the prior year is adjusted to remove the positive $8.7 million impact of the reversal of the excess reserve for the Corporex litigation. Fiscal 2001's revenues were down 2% from fiscal 2000 and net income declined 23% (36% excluding the effects of the Corporex litigation reserve). The correlation of the decrease in revenues with the decrease in earnings in the current year reflects a combination of variable expenses and the Company's adjustments to the poor market environment through improved cost control efforts.

	Year Ended
	September 27,	September 28,	September 29,
	2002	2001	2000
	($ in 000's)
Total Company
Revenues	$1,515,923	$1,670,990	$1,707,441
Pre-tax earnings	131,516	157,468	204,680

Retail
Revenues	995,053	1,100,368	1,186,997
Pre-tax earnings	59,773	95,499	161,523

Capital Markets
Revenues	332,749	285,912	232,875
Pre-tax earnings	42,848	8,547	17,879

Asset Management
Revenues	129,731	135,981	135,491
Pre-tax earnings	20,931	25,033	30,687

RJBank
Revenues	31,187	48,880	45,149
Pre-tax earnings	7,188	5,661	6,095

Other
Revenues	27,203	99,849	106,929
Pre-tax earnings	776	22,728	(11,504)

Revenues by segment:

Retail
			Year Ended
	Sept. 27,	% Incr.	Sept. 28,	% Incr.	Sept. 29,
	2002	(decr.)	2001	(decr.)	2000
	($ in 000's)
Retail Revenues

Securities commissions and fees	$763,678	(5%)	$ 803,428	(9%)	$ 885,795
Underwriting sales credits	39,482	65%	23,988	48%	16,214
Interest	91,371	(50%)	182,396	(8%)	197,198
Correspondent clearing	7,393	(22%)	9,520	79%	5,314
Financial service fees	59,716	14%	52,437	7%	48,970
Other	33,413	17%	28,599	(15%)	33,506

Total	$995,053	(10%)	$1,100,368	(7%)	$1,186,997

Consistent with the prior year, the retail business continued to be plagued by poor equity markets combined with eroding investor confidence, resulting in lower commission revenues. The number of retail FAs increased 7.4% between September 2001 and September 2002 and transaction volume increased slightly, but due to lower security prices and smaller trades, retail commissions were down 5%. The number of retail FAs increased 10% between September 2000 and September 2001, including the addition of 229 retail FAs through the acquisition of RJ Ltd. Despite this increase, retail commission revenues declined from fiscal 2000's all-time high, which reflected a period of vibrant equity market conditions and a positive investor frame of mind for most of the year.

	Sept. 27,	Interest Revenue/	Sept. 28,	Interest Revenue/	Sept. 29,	Interest Revenue/
	2002	Expense	2001	Expense	2000	Expense
($ in 000's)
Margin balances:
Average balance	$ 978,163		$ 1,249,495		$ 1,526,273
Average rate	4.8%		7.7%		8.5%
		$ 46,854		$ 96,924		$129,589

Assets segregated
Pursuant to Federal
Regulations:
Average balance	1,981,562		1,393,479		996,969
Average rate	1.8%		4.9%		5.8%
		36,172		68,833		58,025

Stock borrowed:
Average balance	1,246,681		1,636,733		1,458,007
Average rate	1.7%		5.0%		5.6%
		21,386		82,565		82,334

Raymond James Bank, FSB:		29,837		48,278		44,842

Other interest revenue		25,554		37,787		30,899

Total interest revenue		159,803		334,387		345,689

Client interest program:
Average balance	2,522,479		2,299,354		1,985,003
Average rate	1.3%		4.5%		5.3%
		33,977		103,642		105,631
Stock loaned:
Average balance	1,343,782		1,653,923		1,448,007
Average rate	1.4%		4.7%		5.3%
		19,311		77,337		77,721

Raymond James Bank, FSB		15,859		34,226		31,904

Other interest expense		7,188		13,146		13,396

Total interest expense		76,335		228,351		228,652

Net interest income		$ 83,468	(21%)	$ 106,036	(9%)	$ 117,037

The retail segment has been dramatically impacted by both the recent market environment and by the recent interest rate environment. Clients have continued to become more conservative in their investing, borrowing less and holding cash in their accounts as the equity market remains weak. The decline in customer margin borrowing has been the primary reason for the decline in interest revenues. Interest income from margin loans has declined 64% ($83 million) from its peak in fiscal 2000 and 52% ($50 million) from fiscal 2001. The spread earned by the Company through short-term investment of customer interest-bearing cash balances is much smaller than that earned through lending such funds as margin loans, and is negatively impacted by a declining rate scenario. Accordingly, net interest income has declined over this entire period. Net interest represented 63% of pre-tax income in fiscal 2002, 67% in fiscal 2001, and 57% in fiscal 2000 when margin balances were high; the consistency of this figure is further evidence of the strong positive correlation between market direction, investor trading activity and the use of margin debt.

Capital Markets

			Year Ended
	Sept. 27,	% Incr.	Sept. 28,	% Incr.	Sept. 29,
	2002	(decr.)	2001	(decr.)	2000
	($ in 000's)
Capital Markets Revenues

Institutional sales commissions	$193,359	14%	$170,249	30%	$131,206
Underwriting sales credits	32,713	20%	27,305	52%	17,972
Underwriting fees	27,773	66%	16,705	(1%)	16,912
Merger & acquisition fees	28,698	32%	21,671	10%	19,744
Private placement fees	6,085	253%	1,723	(63%)	4,685
Trading profits	19,469	(16%)	23,181	(6%)	24,603
RJ Tax Credit funds	8,771	48%	5,923	1%	5,844
Other	15,881	(17%)	19,155	61%	11,909

Total	$332,749	16%	$285,912	23%	$232,875

The Capital Markets segment turned in a strong performance in 2002 despite the generally poor equity market conditions. Institutional commissions increased 14% in fiscal 2002 over 2001, following an increase of 30% in fiscal 2001 over 2000. Two-thirds of these increases were related to the sales of fixed income products. In addition to the increased institutional sales, investment banking results improved in 2002 over the level of the prior two years. This improvement was due to an increased number of public offerings, particularly during the spring of 2002, and increases in private placement fees in 2002. The number of U.S. lead-managed and co-managed underwritings, the vast majority of which were equity-related offerings, and the dollar volume of these transactions were as follows: 2002 - 50 new issues for $6.9 billion; 2001 - 25 new issues for $3.7 billion; and 2000 - 23 new issues for $3.6 billion. Merger and acquisition fees include $7.5 million from RJ Ltd. in fiscal 2002 and $6.5 million in fiscal 2001, accounting for most of the increase over fiscal 2000. The third significant component of this segment's revenues is trading profits, which remained strong. Throughout this period, trading results in fixed income products represented the largest component of this line item.

Asset Management

	Year Ended
	Sept. 27,	% Incr.	Sept. 28,	% Incr.	Sept. 29,
	2002	(decr.)	2001	(decr.)	2000
	($ in 000's)
Asset Management Revenues

Investment advisory fees	$111,979	(5%)	$118,135	(1%)	$118,965
Other	17,752	0%	17,846	8%	16,526
Total	$129,731	(5%)	$135,981	0%	$135,491

	Sept. 27,	%Incr.	Sept. 28,	%Incr.	Sept. 29,
	2002	(Decr.)	2001	(Decr.)	2000
	($ in 000's)
Assets Under Management:
Eagle Asset Mgmt., Inc.*	$ 4,532,000	(1%)	$ 4,579,000	(23%)	$ 5,966,000
Heritage Family of Mutual Funds	7,278,000	5%	6,912,000	15%	6,019,000
Investment Advisory Services	2,887,000	(25%)	3,825,000	(23%)	4,989,000
Awad Asset Management*	596,000	7%	557,000	(3%)	575,000
Total Financial Assets Under Management	$15,293,000	(4%)	$15,873,000	(10%)	$17,549,000

* Excludes funds managed for Heritage, which are included in the Heritage Family of Mutual Funds.

The Asset Management segment revenues, consisting predominantly of investment advisory fees, have been negatively impacted by the decline in equity markets since the majority of managed assets are equities. The Company's primary investment advisor, Eagle Asset Management, has had strong investment performance, with most of the retail objectives outperforming their benchmark averages during the last three years and institutional results currently ranking in the top decile of equivalent managers. The Company's mutual fund management company, Heritage Asset Management, has four funds that have received a four or five star overall Morningstar rating. Unfortunately, the declining equity market has outweighed the relatively strong performance and positive sales results. Investment advisory fees were flat between fiscal 2001 and fiscal 2000 after several years of benefiting from overall asset appreciation.

RJBank

	Year Ended
	Sept. 27,	% Incr.	Sept. 28,	% Incr.	Sept. 29,
	2002	(decr.)	2001	(decr.)	2000
	($ in 000's)

RJBank Revenues

Revenues	$31,187	(36%)	$48,880	8%	$45,149

Interest income represents over 95% of RJBank's revenue. Interest rates have declined from the high point during the three year period in the quarter ended December 2000, when RJBank was earning an average rate of 7.3%, to average rates ranging from 3.8% to 3.3 % during fiscal 2002. Average assets, consisting mainly of mortgage backed securities, purchased whole loan pools, and mortgage, consumer and commercial loans, have increased from $674 million in fiscal 2000 to $806 million in fiscal 2001 and to $877 million in fiscal 2002. As RJBank maintains a substantially duration-matched balance sheet, interest rates on the expense side have also declined, from an average rate of 5.7% in December 2000 - yielding a 1.6% spread - to average rates ranging from 2.6% to 1.6% during fiscal 2002. Spreads went as low as 1.2% during periods of rapidly declining interest rates but have recovered and were an average of 1.5% for fiscal 2002, a spread consistent with the previous two years.

Other

	Year Ended
	Sept. 27,	% Incr.	Sept. 28,	% Incr.	Sept. 29,
	2002	(decr.)	2001	(decr.)	2000
Other Revenues	($ in 000's)

Interest	$25,246	(70%)	$84,503	(4%)	$ 87,960
Other	1,957	(87%)	15,346	(19%)	18,969

Total	$27,203	(73%)	$99,849	(7%)	$106,929

The "Other" segment consists of the securities lending business, the Company's joint ventures in emerging markets and certain items not attributable to an existing or specific segment of business operations, such as the Corporex litigation. The Company does predominantly "matched book" Stock Loan/Stock Borrow business. Interest revenues and related expense in this business are down both due to lower rates and lower balances, the latter due to the weak equity markets.

Consolidated expenses:
	Year Ended
	Sept. 27,	% Incr.	Sept. 28,	% Incr.	Sept. 29,
	2002	(Decr.)	2001	(Decr.)	2000
	($ in 000's)
Expenses:
Compensation and benefits:
Sales commissions	$ 653,417	(2%)	$ 665,786	(3%)	$ 689,246
Administrative and incentive
compensation and benefit costs	366,740	2%	358,637	12%	319,889
Total compensation,
commissions and benefits	1,020,157	0%	1,024,423	2%	1,009,135

Communications and information
processing	79,245	6%	74,542	14%	65,626
Occupancy and equipment	61,038	1%	60,426	18%	51,168
Clearance and floor brokerage	15,630	(3%)	16,091	9%	14,814
Interest	76,335	(67%)	228,351	0%	228,652
Business development	48,175	(20%)	59,990	34%	44,863
Other	83,827	69%	49,699	(44%)	88,503

	$1,384,407	(9%)	$1,513,522	1%	$1,502,761

RJ Ltd., which the Company purchased in January of 2001, accounts for expenses of $84 million in fiscal 2002 and $65 million in fiscal 2001.

Commission expense generally fluctuates in proportion to commission income. The increase in non-commission compensation expense between fiscal 2001 and 2002 is almost entirely attributable to including a full twelve months of RJ Ltd. vs. nine months in fiscal 2001 coupled with increased incentive compensation earned by capital markets professionals, both in the equity and fixed income departments. These increases were somewhat offset by cost control efforts in the RJA operations departments where headcount has declined from its high of 1,725 in March 2001 to 1,612 in September 2002, and in retail where branch support personnel count was reduced in branches that have been unable to maintain historic production levels.

The increase in non-commission compensation expense between fiscal 2000 and 2001 was a combination of the purchase of RJ Ltd., adding $16 million, and increases in RJA as capital markets, retail and operations reached their peak in the number of personnel during 2001 before beginning to scale back due to market conditions. Beginning in fiscal 2003 the Company will expense stock options in accordance with SFAS 123 "Accounting for Stock-based Compensation", which is expected to negatively impact earnings. The Financial Accounting Standards Board has a proposal outstanding which will provide additional transition alternatives to companies adopting SFAS 123. The Company has evaluated the alternatives proposed and if the proposal is enacted in its current form, the Company will elect the alternative to apply the fair value method to all awards granted after the beginning of fiscal 2003 and to the unvested portion of all outstanding previous awards. Had this policy been in effect in fiscal 2002 the impact would have resulted in a reduction of net income of approximately $4 million.

Throughout this period there continued to be significant efforts to improve and support our information processing and to further automate processes. The effect of these efforts is reflected in the increased communications and information processing expenses. In addition, communications and information processing expense includes write-downs of our investment in CSS (our software joint venture in Colorado) as we converted to the equity method of accounting this year due to the increase in the Company's ownership percentage. These efforts affect all segments of the Company's business, but retail in particular, as it has the largest transaction volume and is therefore allocated the largest percentage of processing expenses.

Due to the current market conditions there has been a renewed emphasis on cost control, particularly with respect to travel costs, advertising and other business development expenses.

Year to year comparisons of "other" expense are distorted by the large addition to reserves for the Corporex judgment in fiscal 2000, of which $16 million was subsequently reversed in fiscal 2001 when the case was settled. Fiscal 2002 "other" expense is up $18 million, excluding the prior year reversal, substantially all related to additional legal costs and reserves related to the retail segment, including the adverse resolution of certain recruiting claims. The number and magnitude of client claims has increased dramatically in the current negative equity market environment, including three significant matters described in Part 1 under Legal Matters.

Certain Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (see Summary of Significant Accounting Policies in the consolidated financial statements). The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value, these include: cash, cash equivalents, and securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased. Unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income in accordance with FASB 115, depending on the underlying purpose of the instrument. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Intangible Assets and Goodwill

Intangible assets consist predominantly of goodwill related to the acquisitions of Roney & Co. and Goepel McDermid, Inc. (now called RJ Ltd). This goodwill, totaling $63 million, was allocated to the reporting units within the retail and capital markets segments pursuant to SFAS No. 142. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," indefinite-life intangible assets and goodwill are not amortized.

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the fair value of the reporting unit, the Company uses valuation techniques based on multiples of revenues, earnings, book value and discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. If the value of the goodwill is impaired, the difference between the value of the goodwill reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs. See further discussion in "Effects of recently issued accounting standards".

Reserves

The Company records reserves related to legal proceedings in "other payables". The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

The Company also records reserves or allowances for doubtful accounts related to client and Financial Advisor receivables. Client loans are collateralized by securities, real estate or other property. Reserves at RJBank are established and reviewed in accordance with banking regulations. Client loans at the broker-dealers are collateralized by securities; however, if there is a decline in the value of the collateral and the Company cannot obtain more collateral or collect on the loan, a reserve is established. The Company also makes loans or pays advances to Financial Advisors. Reserves are established on these receivables if the Financial Advisor is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable the amount will not be collected.

Liquidity and Capital Resources

Net cash provided by operating activities during fiscal 2002 was approximately $54 million. Cash was provided by decreased stock borrow balances exceeding decreased stock loan balances, decreased balances in the client margin accounts, and increased client interest balances, and the fluctuations in various other asset and liability accounts net of increased segregated cash and cash equivalents.

Investing activities required $12 million during fiscal 2002. The additions to fixed assets consumed $26 million; $5.6 million for the construction of the parking garage, $2 million to date toward the construction of Tower IV and the remainder for the purchase of computers, office furniture and equipment. Net purchases, sales and maturations of investments provided $14 million during the year.

Financing activities used $28 million, the result of the payment of cash dividends net of the exercise of stock options and employee stock purchases, and the net repayment on borrowings.

The Company has loans payable consisting primarily of a $37.1 million mortgage on its headquarters office complex, $60 million in Federal Home Loan Bank advances at RJBank and a $50 million three year term loan at RJF. On October 21, 2002 the term loan was renewed for another three years and increased to $60 million. On December 13, 2002, the Company refinanced the mortgage through a twenty year, $75 mortgage to be taken down in two draws; the initial $48 million drawn on December 13, 2002 and the remaining $27 million upon the completion of the fourth headquarters building, projected to be January 2004. In addition, RJF has a $100 million line of credit and RJ Ltd. has a CDN $40 million line of credit. RJA has uncommitted bank lines of credit aggregating $380 million with commercial banks.

The Company has committed a total of $31 million, ranging in amount from $500,000 to $1,500,000, to thirty-two different independent venture capital or private equity partnerships. As of September 27, 2002, $20 million has been invested by the Company.

Management has been authorized by the Board of Directors to repurchase its common stock at their discretion for general corporate purposes. There is no formal stock repurchase plan at this time. As of September 27, 2002, the Board has authorized the repurchase of 2,000,000 shares.

The Company's broker-dealer subsidiaries are subject to requirements of the SEC and the Investment Dealers Association of Canada ("IDA") relating to liquidity and capital standards. The domestic broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the New York Stock Exchange, Inc. ("NYSE"), is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement", which RJA has elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit items.

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IDA) and the Early Warning System (By-Law No. 30 of the IDA). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IDA may from time to time prescribe. Insufficient Risk Adjusted Capital my result in suspension from membership in the stock exchanges or the IDA. (See Note 13 to Consolidated Financial Statements).

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital profitability and liquidity position from time to time and frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning level 1 or level 2 during fiscal 2002 or 2001.

Effects of recently issued accounting standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment at least annually, as well as under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however the Company elected to early-adopt the standard as of the beginning of fiscal 2002. As a result, the Company ceased all goodwill amortization and therefore did not recognize $4.7 million of goodwill amortization expense that would have been recognized ratably during 2002 under the previous accounting standard.

The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the fiscal years ended September 28, 2001 and September 29, 2000 (in 000's, except per share data):

	Year ended
	Sept. 28,	Sept. 29,
	2001	2000

Reported net income	$96,410	$125,195
Adjustments:
Amortization of Goodwill	4,071	2,332
Income tax effect	(898)	(898)
Adjusted net income	$99,583	$126,629

Reported net income per share- basic	$ 2.02	$ 2.70
Adjusted net income per share - basic	$ 2.09	$ 2.74

Reported net income per share - diluted	$ 1.98	$ 2.67
Adjusted net income per share - diluted	$ 2.04	$ 2.70

In accordance with the requirements of SFAS 142 the Company completed its transitional impairment testing and determined that there is no indication of impairment as of the date of adoption. The Company will be required to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

As of September 27, 2002 and September 28, 2001, total purchased intangible assets, other than goodwill, consisted only of a noncompete agreement with an original gross carrying amount of $3 million arising from the acquisition of RJ Ltd.. The noncompete agreement is included in other assets and is being amortized over a two-year period and will be fully amortized at the end of the first quarter of fiscal 2003, resulting in an expense of $375,000 per quarter until that time.

In July 2001, the FASB issued SFAS No. 143 - Accounting for Asset Retirement Obligations. SFAS 143 relates to the accounting for the obligations associated with the retirement of long-lived assets. In August 2001, the FASB issued SFAS No. 144 - Accounting for Impairment or Disposal of Long-lived Assets. SFAS 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. In April 2002, the FASB issued SFAS No. 145 - rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In June 2002, the FASB issued SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities. In October 2002, the FASB issued SFAS No. 147 - Acquisitions of Certain Financial Institutions. The Company is currently reviewing these statements and does not expect that their adoption will impact its current financial position, results of operations or cash flows. The Company will continue to implement these Statements as required during fiscal 2003.

RISK MANAGEMENT

Risks are an inherent part of the Company's business and activities. Management of these risks is critical to the Company's fiscal soundness and profitability. Risk management at the Company is a multi-faceted process that requires communication, judgment and knowledge of financial products and markets. The Company's senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring and control of various risks. The principal risks involved in the Company's business activities are market, credit, operational, regulatory and legal.

Market Risk

The potential for changes in the value of financial instruments owned by the Company is referred to as "market risk". Market risk is inherent to both derivative and non-derivative financial instruments and, accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include financial instruments deemed sensitive to market risk.

Financial Instruments with Market Risk:
(in 000's)
	September 27, 2002	September 28, 2001
Fair Value
Government obligations	$ 27,630	$ 31,702
Corporate obligations	19,919	12,968
Municipal obligations	156,798	170,911
Mortgage backed securities	353,009	359,093
Total debt securities	557,356	574,674

Equity & other securities	11,849	22,728
Total	$569,205	$597,402

The tables above primarily represent trading inventories associated with the Company's customer facilitation, market-making activities and RJBank investments, and include net long and short fair values, which is consistent with the way risk exposure is managed. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for the related gross long and short fair values of financial instruments owned and investments.

The Company trades tax exempt and taxable debt obligations including: U.S. Treasury bills, notes, and bonds; U.S. Government agency and municipal notes and bonds; bank certificates of deposit; mortgage backed securities; and corporate obligations. The Company is also an active market-maker in over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability and to facilitate customer transactions. The Company also invests for its own proprietary equity investment account and takes interest rate swap and Eurodollar futures positions.

Changes in value of the Company's trading and investment inventories may result from fluctuations in interest rates, credit ratings, equity prices and the correlation among these factors, along with the level of volatility.

The Company manages its trading inventories by product type and has established trading divisions that have responsibility for each product type. The trading inventories are managed with a view toward facilitating client transactions, considering the risk and profitability of each inventory.

The Company's primary method of controlling risk in its trading and investment inventories is through the use of limits. As of September 27, 2002, the absolute fixed income inventory limits were $1,307,000,000 and absolute equity limits were $65,300,000.  The average absolute fixed income inventory balance was $443,957,000 and the average absolute equity inventory balance was $15,834,000 during the year ended September 27, 2002. Position limits in trading inventory accounts are established and monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management monitors inventory levels and results of the trading groups, as well as inventory aging, pricing, concentration and securities ratings. Mark to Market prices are obtained from an external vendor and are compared to internal valuations. Summarized results are reviewed and a valuation adjustment is determined by management to record the instrument at estimated fair value.

Interest Rate Risk

The Company is exposed to interest rate risk as a result of maintaining inventories of interest-rate-sensitive financial instruments and from changes in the interest rates on its interest-earning assets (including client loans, stock borrow activities, investments, and inventories) and its funding sources (including client cash balances, stock lending activities, and bank borrowings), which finance these assets. The collateral underlying client (margin) loans, interest rate swaps and stock borrow/loan activities at the broker-dealer is repriced daily, thus there are no unrecorded gains or losses in value. Interest rates on client balances and stock borrow and lending activities produce a positive spread to the Company, with the rates generally fluctuating in parallel. However, in times of rapid changes in interest rates the spreads may be impacted.

The Company manages its inventory exposure to interest rate risk by setting and monitoring limits and, where feasible, economically hedging with offsetting positions in securities with similar interest rate risk characteristics. While a significant portion of the Company's securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over several times per year.

The Company utilizes interest rate swap contracts to economically hedge a significant portion of its debt inventory. These interest rate swap contracts and debt inventory are recorded at fair value with the changes in fair value recognized in earnings. In addition, interest rate swap contracts are used at RJBank to hedge against the effect of fluctuating interest rates on the variable cash flow paid on the deposit base which serves as the funding source for loans. RJBank assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. RJBank maintains risk management control systems to monitor interest rate cash flow risk attributable to both RJBank's outstanding debt obligations as well as RJBank's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on RJBank's future cash flows. RJBank accounts for its swap activity as cash flow hedges under SFAS 133 and monitors this activity by reviewing effectiveness of the hedges in accordance with criteria of SFAS 133. The effective portion of the gain or loss is accumulated in other comprehensive income and the gain or loss on the ineffective portion is recognized in earnings immediately.

The Company also conducts an interest rate swap business with its institutional clients and takes trading positions to facilitate this business. The interest rate swap activities, aside from the RJBank activity, have limits which are established and monitored through daily reports to the accounting department and weekly reports circulated to senior management of RJA and RJF. These reports reflect total market exposure of all open positions and the market value of outstanding positions with respect to each counter-party. See Note 8 to the consolidated financial statements for further discussion.

For interest rate swap contracts the Company uses notional (contract) amounts, daily mark to markets, as well as limited value-at-risk analysis and stress testing to measure and assess risks associated with this derivative and related cash activity. Notional amounts are not included on the Company's consolidated statement of financial condition as these contract amounts are not actually paid or received. Notional amounts allow the Company to calculate the cash flows to be exchanged and are not necessarily indicative of overall market risk. The value-at-risk approach is used to derive a quantitative measure specifically for market risks under normal market conditions. For a given portfolio, value-at-risk measures the possible future loss (in terms of market value) which, under normal market conditions, will not be exceeded within a defined probability in a certain period. Stress testing supplements other analyses of market risk as it helps to determine the possible effects of potentially extreme market movements on the market value of the Company's assets.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities. The Company's activities as a dealer are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's equity securities inventories are repriced on a regular basis and there are no unrecorded gains or losses.

Credit Risk

The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the credit worthiness of the counterparty and/or the issuer of the instrument. The Company manages this risk by imposing and monitoring individual and aggregate position limits for each counterparty, monitoring trading counterparties, conducting regular credit reviews of financial counterparties, reviewing security concentrations, holding and marking to market collateral on certain transactions and conducting business through clearing organizations, which guarantee performance.

The Company's client activities involve the execution, settlement, and financing of various transactions on behalf of its clients. Client activities are transacted on either a cash or margin basis. Credit exposure associated with the Company's retail client business consists primarily of customer margin accounts, which are monitored daily and are collateralized. When clients execute a purchase on margin the Company is at some risk that the client will renege on the trade. If this occurs the Company may have to liquidate the position at a loss. However, for over three quarters of the retail purchase transactions clients have cash in the account before the trade is executed. The Company monitors exposure to industry sectors and individual securities and performs analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions.

In addition, RJBank offers a variety of loan products including mortgage, commercial real estate, and consumer loans which are collateralized and corporate loans for which the borrower is carefully evaluated and monitored. RJBank's policy is to require customers to provide collateral prior to the disbursement of approved loans. The amount of collateral obtained, if it is deemed necessary by RJBank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, real estate, and income-producing commercial properties. By using derivative financial instruments to hedge exposures to changes in interest rates, RJBank exposes itself to credit risk. RJBank minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is investment grade.

The Company is subject to concentration risk if it holds large positions, extends large loans to, or has large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (e.g. in the same industry). Securities purchased under agreement to resell represent approximately 35% of the Company's total assets at September 27, 2002 and consist entirely of securities issued by the U.S. government. Receivables from and payables to clients and stock borrow and lending activities are conducted with a large number of clients and counterparties and potential concentration is carefully monitored. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. The Company seeks to limit this risk through careful review of the underlying business and the use of limits established by senior management, taking into consideration factors including the financial strength of the company, the size of the position or commitment, the expected duration of the position or commitment and other positions or commitments outstanding.

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Continental and Delta). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill its lease obligations. In the unlikely event that the airlines default on their lease commitments and the Company is unable to re-lease or sell the plane with adequate terms the Company would suffer a loss of some or all of its investment. As of September 27, 2002, it is management's opinion that the value of this investment is not impaired.

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

A Compliance and Standards Committee comprised of senior executives meets monthly to consider policy issues. The Committee reviews material customer complaints and litigation, as well as issues in operating departments, for the purpose of identifying issues that present risk exposure to customers or to the Company. The Committee adopts policies to deal with these issues, which are then disseminated throughout the Company.

The Company has established a Quality of Markets Committee that meets regularly to review execution of customer orders by the OTC, Option and Listed trading departments. This Committee is comprised of representatives from the Retail firms, Correspondent services, Compliance and Legal and is under the direction of a senior officer of RJF. This Committee reviews reports from OTC, Option and Listed trading departments and recommends action for improvement when necessary.

Regulatory and Legal Risk

Legal risk includes the risk of large numbers of retail customer claims, a potentially sizable adverse legal judgement and of non-compliance with applicable legal and regulatory requirements. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts business. The Company has designated an Anti-money Laundering Compliance Officer who has instituted procedures to assure compliance with regulations adopted under the U.S.A. Patriot Act. The Company has comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering and record keeping. The Company acts as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, the Company has legal exposure. To manage this exposure, a committee of senior executives reviews proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

The compliance departments are responsible for monitoring compliance with regulatory requirements at the respective branch offices of each broker-dealer. In addition, there are compliance officers concentrating on fixed income, equity capital markets and asset management who focus on the regulations specific to those businesses.

The Company has experienced an increase in the number of retail claims as a result of the downturn in the equity markets. While these claims may not individually be for large amounts and may not be the result of any wrongdoing, the Company does, at a minimum, incur costs associated with investigating and possibly defending against such claims. See further discussion on the Company's reserve policy under "Critical Accounting Policies"; see also "Legal Proceedings".

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

Factors Affecting "Forward-Looking Statements"

From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) changes in regulatory requirements which could affect the cost of doing business or the profitability of certain segments of the Company's business; (v) fluctuations in currency rates; (vi) general economic conditions, both domestic and international; (vii) changes in the rate of inflation and related impact on securities markets; (viii) competition from existing financial institutions and other new participants in the securities markets; (ix) legal developments affecting the litigation experience of the Company or the securities industry generally; (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company; (xi) natural disasters; (xii) political and military events which would affect the United States of America or world markets, which could disrupt the Company's communications and securities processing capabilities or other operations; and (xiii) changes in investor confidence which could adversely affect the sale of the Company's products and services. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

(b)                QUARTERLY FINANCIAL INFORMATION
                           (In 000's, except per share data)
2002	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$364,136	$381,014	$388,123	$382,650
Expenses	334,754	350,325	354,184	345,144
Income before income taxes	29,382	30,689	33,939	37,506
Net income	18,098	18,817	20,393	21,995
Net income per share - basic	.37	.39	.42	.45
Net income per share - diluted	.37	.38	.41	.44
Dividends declared per share	.09	.09	.09	.09

2001	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$424,217	$438,204	$425,533	$383,036
Expenses	375,088	401,278	377,098	360,058
Income before income taxes	49,129	36,926	48,435	22,978
Net income	32,181	22,665	28,930	12,634
Net income per share - basic	.69	.47	.60	.26
Net income per share - diluted	.67	.46	.59	.26
Dividends declared per share	.09	.09	.09	.09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (including its significant subsidiaries) who are not Directors of the registrant are as follows:

Richard K. Riess	53	Executive Vice President - RJF, CEO and Director of both Eagle and Heritage.

Van C. Sayler	47	Senior Vice President - Fixed Income Raymond James & Associates.

Jeffrey E. Trocin	43	Executive Vice President - Equity Capital Markets Raymond James & Associates

Chester B. Helck	50	Chief Operating Officer - President Raymond James Financial, Inc.

Richard G. Averitt, III	57	Chairman and CEO - Raymond James Financial Services, Inc.

Jeffrey P. Julien	46	Senior Vice President - Finance
		and Chief Financial Officer,
		Director and/or officer of
		several RJF subsidiaries.

Barry S. Augenbraun	63	Senior Vice President and
		Corporate Secretary.

Jennifer C. Ackart	38	Controller and Chief Accounting Officer.

The information required by Item 10 relating to Directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 25, 2003.

ITEMS 11,12 AND 13.

The information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 25, 2003.

ITEM 14. CONTROLS AND PROCEDURES

The Chairman and Chief Executive Officer and the Chief Financial Officer of RJF (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by RJF in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by RJF in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of RJF, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

          REPORTS ON FORM 8-K

  Exhibits and financial statement schedules required by this Item are either listed in the index appearing on page F-1 of this report or have been previously filed with the SEC.

  Reports on Form 8-K required by this Item are listed in the index appearing on page F-1 of this report.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 18th day of December, 2002.

RAYMOND JAMES FINANCIAL, INC.
By /s/ THOMAS A. JAMES
Thomas A. James, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. JAMES	Chairman and Chief	December 18, 2002
Thomas A. James	Executive Officer

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	December 18, 2002
Francis S. Godbold

/s/ M. ANTHONY GREENE	Vice Chairman and Director	December 18, 2002
M. Anthony Greene

/s/ J. STEPHEN PUTNAM	Executive Vice President and Director	December 18, 2002
J. Stephen Putnam

/s/ ROBERT F. SHUCK	Vice Chairman and Director	December 18, 2002
Robert F. Shuck

/s/ JEFFREY P. JULIEN	Senior Vice President - Finance	December 18, 2002
Jeffrey P. Julien	and Chief Financial Officer

/s/ JENNIFER C. ACKART	Controller (Chief Accounting Officer)	December 18, 2002
Jennifer C. Ackart

/s/ ANGELA M. BIEVER	Director	December 18, 2002
Angela M. Biever

/s/ JONATHAN A. BULKLEY	Director	December 18, 2002
Jonathan A. Bulkley

/s/ THOMAS S. FRANKE	Director	December 18, 2002
Thomas S. Franke

/s/ HARVARD H. HILL, JR.	Director	December 18, 2002
Harvard H. Hill, Jr.

/s/ HUNTINGTON A. JAMES	Director	December 18, 2002
Huntington A. James

/s/ PAUL W. MARSHALL	Director	December 18, 2002
Paul W. Marshall

/s/ KENNETH A. SHIELDS	Director	December 18, 2002
Kenneth A. Shields

/s/ DENNIS W. ZANK	Director	December 18, 2002
Dennis W. Zank

CERTIFICATIONS

I, Thomas A. James, certify that:

  I have reviewed this annual report on Form 10-K of Raymond James Financial, Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ THOMAS A. JAMES
Thomas A. James
Chairman and Chief Executive Officer

CERTIFICATIONS

I, Jeffery P. Julien, certify that:

  I have reviewed this annual report on Form 10-K of Raymond James Financial, Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial Officer

RAYMOND JAMES FINANCIAL INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS	PAGE(S)

Reports and Consents of Independent Auditors and Certified Public Accountants	F-3-5

Consolidated Statement of Financial Condition as of September 27, 2002 and September 28, 2001	F-6

Consolidated Statement of Operations and Comprehensive Income for the Three Years Ended
September 27, 2002	F-7

Consolidated Statement of Changes in Shareholders' Equity for the Three Years Ended
September 27, 2002	F-8

Consolidated Statement of Cash Flows for the Three Years Ended September 27, 2002	F-9-10

Summary of Significant Accounting Policies	F-11-16

Notes to Consolidated Financial Statements	F-17-31

(a) Exhibits
3.1

Amended and restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State Florida on March 21, 2001 incorporated by reference to Exhibit 3.1 as filed with Form 10K on December 21, 2001.

3.2	Amended and restated By-Laws of the Company, incorporated by reference to Exhibit 3 as filed with Form 10Q on February 9, 1998.

3.2.1	Amended Article IV Section 8 of the By-Laws approved on November 29, 2000 incorporated by reference to Exhibit 3 as filed with Form 10-K on December 22, 2000.

3.2.2	Amended Article IV Section 2 of the By-Laws approved on February 9, 2001 incorporated by reference to Exhibit 3.2.2 as filed with Form 10K on December 21, 2001.

10.1

Raymond James Financial, Inc. 2002 Incentive Stock Option Plan effective February 14, 2002, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-98537 filed August 22, 2002.

10.2

Raymond James Financial, Inc. Restricted Stock Plan and Stock Bonus Plan effective October 1, 1999, incorporated by reference to Exhibits 4.1 and 4.2, respectively to Registration Statement on Form S-8, No. 333-74716 filed December 7, 2001.

10.3

Raymond James Financial, Inc.'s 1998 Employee Stock Purchase Plan effective November 19, 1998, incorporated by reference to Exhibit 10.1 to Registration statement on Form S-8, No. 333-68821, filed December 14, 1998.

10.4	Purchase agreement between BANK ONE CORPORATION as seller, and Raymond James Financial, Inc., incorporated by reference to Exhibit 10 as filed with the Company's Form 10-Q on May 7, 1999.

10.5	Term Credit Agreement for $60 million dated as of October 22, 2002'.

10.6	Revolving Credit Agreement for $100 million dated as of October 21, 2002'.

10.7

Arrangement Agreement between Goepel McDermid Inc. as seller, and Raymond James Holdings (Canada), Inc. incorporated by reference to Exhibit 10 to Registration Statement on Form S-3 filed on December 14, 2000.

10.8	Restricted Stock Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on December 7, 2001.

10.9	Stock Bonus Plan incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed on December 7, 2001.

10.10	Mortgage Agreement for $75 million dated as of December 13, 2002'.

11	Computation of Earnings per Share	X-1

21	List of Subsidiaries	X-2-3

23.1	Consent of Independent Auditors	X-4

23.2	Consent of Independent Certified Public Accountants	X-4

23.3	Consent of Independent Auditors	X-5

99	Certification of CEO and CFO

(b)	Reports on Form 8-K

During the year, the Company filed the following Current Reports on Form 8-K

(i) A Current Report on Form 8-K dated and filed on August 23, 2002, pertaining to the sworn statements of the Thomas A. James, principal executive office and Jeffrey P. Julien, principal financial officer, pursuant with the SEC's June 27, 2002 Order No. 4-460.

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

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and Subsidiaries as of September 27, 2002 and September 28, 2001, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Raymond James Financial, Inc. and Subsidiaries for the year ended September 28, 2000 were audited by other auditors, whose report dated November 17, 2000 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raymond James Financial, Inc. and Subsidiaries as of September 27, 2002 and September 28, 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Tampa, Florida

November 15, 2002, except as to Note 17, which is as of December 13, 2002

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of
Raymond James Financial, Inc.:

In our opinion, based on our audit and the report of other auditors, the accompanying consolidated statement of operations and comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the results of Raymond James Financial, Inc. and its subsidiaries' operations and their cash flows for the year ended September 29, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Raymond James Bank, FSB, a wholly-owned subsidiary, which statements reflects total revenues of $45,150,000 for the year ended September 29, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Raymond James Bank, FSB, is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Tampa, FL

November 17, 2000

Independent Auditors' Report

The Board of Directors
Raymond James Bank, FSB (a wholly owned
subsidiary of Raymond James Financial, Inc.):

We have audited the statements of income and cash flows of Raymond James Bank, FSB (a wholly owned subsidiary of Raymond James Financial, Inc.) for the year ended September 30, 2000. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Raymond James Bank, FSB's (a wholly owned subsidiary of Raymond James Financial, Inc.) operations and cash flows for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Tampa, Florida
November 8, 2000

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(in 000's, except share amounts)

	September 27,	September 28,
	2002	2001
ASSETS
Cash and cash equivalents	$ 469,499	$ 458,468
Assets segregated pursuant to federal regulations:
Cash and cash equivalents	132	74,426
Securities purchased under agreements to resell	2,085,795	1,671,158
Securities owned:
Trading and investment account securities, at fair value	279,286	296,288
Available for sale securities, at fair value	353,317	366,533
Receivables:
Clients	1,515,824	1,596,539
Stock borrowed	776,386	1,251,554
Brokers, dealers and clearing organizations	87,878	181,713
Other	132,311	135,087
Property and equipment, net	105,777	104,694
Deferred income taxes, net	53,734	37,817
Deposits with clearing organizations	28,958	22,069
Goodwill	62,575	62,575
Investment in leveraged leases	25,053	24,868
Prepaid expenses and other assets	63,778	88,265

	$ 6,040,303	$ 6,372,054
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 149,563	$ 162,426
Payables:
Clients	3,747,944	3,611,594
Stock loaned	834,379	1,265,089
Brokers, dealers and clearing organizations	37,811	168,401
Trade and other	155,466	140,504
Trading account securities sold but not yet
purchased	63,396	65,419
Accrued compensation, commissions and benefits	188,860	187,745
Income taxes payable	23,248	-

	5,200,667	5,601,178
Commitments and contingencies	-	-

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 48,997,995 shares	490	490
Shares exchangeable into common stock; 172,077	5,057	6,423
Additional paid-in capital	73,187	67,464
Accumulated other comprehensive income	(10,157)	(6,881)
Retained earnings	781,978	721,183
	850,555	788,679
Less: 496,003 and 1,002,753 common shares
in treasury, at cost	(10,919)	(17,803)
	839,636	770,876

	$ 6,040,303	$ 6,372,054

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in 000's, except per share amounts)

	Year Ended
	September 27,	September 28,	September 29,
	2002	2001	2000
Revenues:
Securities commissions and fees	$ 972,474	$ 994,183	$ 1,037,746
Investment banking	143,506	97,506	82,008
Investment advisory fees	117,054	123,769	122,901
Interest	159,803	334,387	345,689
Correspondent clearing	3,719	3,631	5,370
Net trading profits	22,650	26,928	27,277
Financial service fees	60,449	52,786	48,929
Other	36,268	37,800	37,521

Total revenues	1,515,923	1,670,990	1,707,441

Expenses:
Compensation, commissions and benefits	1,020,157	1,024,423	1,009,135
Communications and information processing	79,245	74,542	65,626
Occupancy and equipment	61,038	60,426	51,168
Clearance and floor brokerage	15,630	16,091	14,814
Interest	76,335	228,351	228,652
Business development	48,175	59,990	44,863
Other	83,827	49,699	88,503
Total expenses	1,384,407	1,513,522	1,502,761

Income before provision for income taxes	131,516	157,468	204,680

Provision for income taxes	52,213	61,058	79,485

Net income	$ 79,303	$ 96,410	$ 125,195

Net income per share-basic	$ 1.63	$ 2.02	$ 2.70
Net income per share-diluted	$ 1.60	$ 1.98	$ 2.67
Weighted average common shares
outstanding-basic	48,674	47,663	46,291
Weighted average common and common
equivalent shares outstanding-diluted	49,629	48,799	46,867

Net income	$ 79,303	$ 96,410	$ 125,195
Other Comprehensive Income:
Net unrealized gain on securities
available for sale, net of tax	22	1,235	269
Net unrealized (loss) on interest
rate swaps accounted for as hedges	(555)	(4,130)	-
Net change in currency translations	(2,743)	(2,368)	(811)
Total comprehensive income	$ 76,027	$ 91,147	$ 124,653

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in 000's, except share amounts)
	Common Stock		Exchangeable Shares		Additional		Other	Treasury Stock		Total
					Paid-in	Retained	Comprehensive	Common		Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balances at September 24, 1999	48,998	$ 490		$ -	$ 58,023	$ 530,885	$ (1,076)	(1,756)	$ (29,836)	$ 558,486
Net income fiscal 2000						125,195				125,195
Cash dividends - common stock
($.30 per share)						(13,878)				(13,878)
Purchase of treasury shares								(1,512)	(26,768)	(26,768)
Employee stock purchases					176			210	3,636	3,812
Exercise of stock options					(2,943)			316	5,503	2,560
Grant of restricted shares					208			31	529	737
Tax benefit related to non-qualified
option exercises					360					360
Extension on RJF put options					556					556
Net unrealized gain on securities
available for sale, net of tax							269			269
Net change in currency translations							(811)			(811)
Balances at September 29, 2000	48,998	$ 490		$ -	$ 56,380	$ 642,202	$ (1,618)	(2,711)	$ (46,936)	$ 650,518

Net income fiscal 2001						96,410				96,410
Cash dividends - common stock
($.36 per share)						(17,429)				(17,429)
Purchase of treasury shares								(67)	(1,754)	(1,754)
Exchangeable shares			219	$ 6,423	5,758			481	8,381	20,562
Employee stock purchases					1,426			181	3,131	4,557
Exercise of stock options					(3,727)			608	10,584	6,857
Grant of restricted shares					6,723			506	8,791	15,514
Non-qualified option expense					904					904
Net unrealized gain on securities
available for sale, net of tax							1,235			1,235
Net unrealized (loss) on interest
rate swaps accounted for as hedges							(4,130)			(4,130)
Net change in currency translations							(2,368)			(2,368)
Balances at September 28, 2001	48,998	$ 490	219	$ 6,423	$ 67,464	$ 721,183	$ (6,881)	(1,002)	$ (17,803)	$ 770,876

Net income fiscal 2002						79,303				79,303
Cash dividends - common stock										-
($.36 per share)						(18,508)				(18,508)
Purchase of treasury shares								(359)	(9,147)	(9,147)
Exchangeable shares			(47)	$ (1,366)	500			47	866	-
Employee stock purchases					1,390			208	4,058	5,448
Exercise of stock options					(1,805)			462	8,396	6,591
Grant of restricted shares					2,251			148	2,711	4,962
Non-qualified option expense					2,390					2,390
Tax benefit related to non-qualified										-
option exercises					997					997
Net unrealized gain on securities										-
available for sale, net of tax							22			22
Net unrealized (loss) on interest										-
rate swaps accounted for as hedges							(555)			(555)
Net change in currency translations							(2,743)			(2,743)
Balances at September 27, 2002	48,998	$ 490	172	$ 5,057	$ 73,187	$ 781,978	$ (10,157)	(496)	$ (10,919)	$ 839,636

	See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in 000's)
continued on next page

	Year Ended
	September 27,	September 28,	September 29,
Cash flows from operating activities:	2002	2001	2000
Net Income	$ 79,303	$ 96,410	$ 125,195
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	22,813	25,855	21,436
Amortization of goodwill	-	5,404	2,418
Deferred income taxes	(15,917)	6,500	(4,597)
Unrealized (gain) loss on investment
account securities	(362)	457	645
Unrealized (gain) loss and premium amortization
on available for sale securities	(582)	144	1,470
Ineffectiveness of risk management transactions	(498)	1,206	-
(Gain) loss on sale of securities	323	135	(1,274)
(Gain) loss on sale of property and equipment	2,494	379	(903)
Provision for bad debts and other accruals	35,675	43,764	(26,064)
Stock and option compensation expense	8,349	16,420	1,098
(Increase) decrease in operating assets:
Segregated cash and cash equivalents	(340,343)	(931,351)	288,755
Receivables:
Clients	79,506	532,426	(580,318)
Stock borrowed	475,168	891,898	(865,760)
Brokers, dealers and clearing
organizations	93,835	(38,797)	(89,204)
Other	2,776	(37,672)	(28,076)
Trading account securities, net	13,864	(104,874)	56,932
Prepaid expenses and other assets	17,911	(30,411)	963
Increase (decrease) in operating liabilities:
Payables:
Clients	136,350	544,579	438,434
Stock loaned	(430,710)	(844,417)	730,685
Broker, dealers and clearing
organizations	(130,590)	87,696	13,468
Trade and other	(19,504)	(64,025)	68,116
Accrued compensation, commissions and benefits	1,115	(19,243)	26,874
Income taxes payable	23,248	(1,991)	(2,601)
Net cash provided by operating activities	54,224	180,492	177,692

See accompanying Notes to Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in 000's)
continued from previous page

	Year Ended
	September 27,	September 28,	September 29,
	2002	2001	2000
Cash flows from investing activities:
Additions to property and equipment, net	(26,390)	(27,080)	(20,262)
Securities available for sale, net	1,154	5,263	11,407
Sales of available for sale securities	65,149	41,768	-
Purchases of investment account securities	-	(5,373)	(11,987)
Purchases of available for sale securities	(251,855)	(164,579)	(129,770)
Security maturations and repayments	199,971	155,894	130,175
Payments related to acquisition of Goepel	-	(48,469)	-

Net cash used in investing activities	(11,971)	(42,576)	(20,437)

Cash flows from financing activities:
Repayments on mortgage notes	(727)	(675)	(627)
Proceeds from loans	184,457	120,281	140,933
Repayments on loans	(196,593)	(94,198)	(209,340)
Exercise of stock options and
employee stock purchases	12,039	11,411	7,109
Purchase of treasury stock	(9,147)	(1,754)	(26,768)
Corporate sale of put options	-	-	556
Cash dividends on common stock	(18,508)	(17,429)	(13,878)

Net cash provided by (used in) financing activities	(28,479)	17,636	(102,015)

Currency adjustments:
Effect of exchange rate changes on cash	(2,743)	(2,368)	(811)
Net increase in cash
and cash equivalents	11,031	153,184	54,429
Cash and cash equivalents at beginning of year	458,468	305,284	250,855

Cash and cash equivalents at end of year	$ 469,499	$ 458,468	$ 305,284

Supplemental disclosures of cash flow information
Cash paid for interest	$ 77,133	$ 233,905	$ 221,509
Cash paid for taxes	$ 43,032	$ 60,324	$ 99,325

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

All material consolidated subsidiaries are 100% owned by the Company.

Reporting period

The Company's fiscal year ends on the last Friday in September of each year.

Recognition of revenues

Securities transactions and related commission revenues and expenses are recorded on a trade date basis.

Investment banking fees are recorded at the time the transaction is completed and the related income is reasonably determinable. Investment banking revenues include management fees, underwriting fees and sales credits net of reimbursable expenses, earned in connection with the distribution of the underwritten securities.

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

Cash and cash equivalents, securities purchased under agreements to resell or repurchase

The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents for purposes of the consolidated statement of cash flows. These include: securities purchased under agreements to resell, some of which are held in special reserve accounts, and are stated at cost, which approximates market at fiscal yearend; and interest-bearing deposits.

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, RJA, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.

     Transactions involving sale of securities under agreements to repurchase (repurchase agreements) or purchases of securities under agreements to resell (reverse repurchase agreements) are accounted for as collateralized financings. These transactions are carried at contractual amounts plus accrued interest. With respect to repurchase agreements, the Company generally receives collateral in the form of cash in an amount in excess of the market value of securities sold. Reverse repurchase agreements generally require the Company to deposit cash with the counterparty. The Company monitors the market value of securities bought and sold on a daily basis, with additional collateral obtained or refunded as necessary. It is the Company's policy to obtain possession and control of securities purchased under resale agreements. The net fair value of securities purchased under resale agreements approximates their carrying value, as such financial instruments are predominantly short-term in nature. The Company monitors the risk of loss by assessing the market value of the underlying securities as compared to the related receivable or payable, including accrued interest, and requests additional collateral where deemed appropriate. At September 27, 2002, there were no agreements with any individual counterparties where the risk of loss exceeded 10% of shareholder's equity. At September 27, 2002, the fair value of securities received as collateral where the Company is committed to sell or repledge the securities was $77,368,000 and the fair value of the collateral that had been sold or repledged was $24,495,000.

Securities owned

The trading and investment account securities held by the brokerage subsidiaries are classified as trading. Marketable securities are valued at fair market value. Realized and unrealized gains and losses are reflected in earnings. Trading and investment securities which are not readily marketable are valued at estimated fair value, as determined by management. The valuation is based upon consideration of available information, including types of securities, current financial information, restrictions on dispositions, market values of underlying securities and quotations for similar instruments. The resulting differences between cost and fair value are included in earnings.

The Company accounts for other securities owned in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments in debt and equity securities to be classified as either "held to maturity," "trading," or "available for sale." The accounting treatment for unrealized gains and losses on those securities is then determined by the classification chosen. Securities available for sale, predominantly at RJBank, are carried at estimated fair value, with unrealized gains and losses net of deferred taxes, reported as a separate component of shareholders' equity, and realized gains and losses, determined on a specific identification basis, are included in earnings.

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

Client loans are considered to be impaired when it is probable that the Company will be unable to collect all amounts due. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the secondary market value of the loan, or the fair value of the collateral for collateral dependent loans. In the case of collateral-dependent loans where repayment is expected to be provided solely by the underlying collateral value, the loans are written down to the lower of cost or collateral value.

The accrual of interest on impaired RJBank loans is discontinued when the loan becomes 90 days past due as to interest or principal, or when the full timely collection of interest or principal becomes uncertain, unless the loan is both well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off and accretion of the net deferred loan origination fees cease. The loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status.

Loan loss contingencies are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (Statement 5).

RJBank provides for a general allowance for losses inherent in the portfolio, these are calculated based upon a consideration of historical analysis and a supplemental portion based upon inherent losses. The calculation of an allowance for inherent losses is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional, and national economic conditions; and concentrations of credit risk.

RJBank measures impairment for individually-impaired loans in accordance with Statement of Financial Accounting Standards No. 114, Accounting by a Creditor for Impairment of a Loan (Statement 114). Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the RJBank measures impairment based on the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

The Company provides for an allowance for loan losses on its receivables from Financial Advisors when the Financial Advisor is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable that the amount will not be collected. The Company provides an allowance for loss on other receivables as soon as it is determined that the amount is not entirely collectible.

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

The Company also makes specific allowances related to other identified and estimatable items including, but not limited to legal issues, receivables from clients and Financial Advisors, trading errors and regulatory issues.

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

Exchange memberships

Exchange memberships are carried at cost or, if an other than temporary impairment in value has occurred, at a value that reflects management's estimate of the impairment. The Canadian and domestic memberships which are included in prepaid expenses and other assets at a cost of $2,878,000 and $3,619,000 at September 27, 2002, and September 28, 2001, respectively, had an aggregate determinable market value of $11,485,000 and $8,674,000 at September 27, 2002, and September 28, 2001, respectively. The domestic seats' market values are determined based on last reported sale. RJ Ltd's membership in the Toronto Stock Exchange was converted to shares of TSX Inc. Subsequent to year end RJ Ltd. sold most of its common shares for an amount approximating the fair value at September 27, 2002.

Goodwill

Goodwill is stated at cost less the accumulated amortization recorded through September 28, 2001. The Company adopted SFAS 142 as of September 29, 2001. In accordance with SFAS 142 goodwill is not amortized. Goodwill is reviewed at least annually for impairment. The effect of any impairment is recorded in earnings in the period it is determined. Prior to fiscal 2002, goodwill was amortized on a straight-line basis over fifteen years and assessed annually using a discounted cash flow model.

Correspondent clearing

Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. The Company records clearing charges net of commissions remitted. Total commissions generated by correspondents were $15,836,000, $17,168,000 and $28,247,000 and commissions remitted totaled $12,117,000, $13,537,000 and $22,877,000 for the years ended September 27, 2002, September 28, 2001 and September 29, 2000, respectively.

Stock compensation

The Company has various incentive stock option and restricted stock plans which provide for the issuance of RJF common stock. The Company accounts for such stock and stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") as permitted by SFAS 123 "Accounting for Stock-based Compensation." In accordance with APB 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of the grant. Compensation expense is recognized immediately for restricted stock units for which future service is not required as a condition to the delivery of the underlying shares of common stock. For restricted stock units with future service requirements, compensation expense is recognized over the relevant vesting period.

Derivative financial instruments

The Company makes limited use of derivative financial instruments. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, others are used to economically hedge fixed income inventories. On September 30, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities. This statement establishes standards for designating a derivative as a hedge. Derivatives in a broker-dealer or that do not meet the criteria for designation as a hedge are accounted for as trading account assets.

To manage interest rate exposures, RJBank uses interest rate swaps. Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principal amount. RJBank specifically designates interest rate swaps as hedges of the variability in interest rates on the deposit base utilized to fund the purchase of loan pools that initially carry a fixed rate and recognizes interest differentials as adjustments to net interest income in the period they occur.

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

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in RJ Bank's non-interest income or expense at the end of each hedging period.

RJBank discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is designated as a hedging instrument, because management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

The Company also uses interest rate swaps to economically hedge certain fixed income inventory positions. The economically hedged positions and the swaps are marked to market with the gain or loss recorded in income for the period. In addition to these economic hedging transactions the Company is entering into swaps with some of its institutional customers. The Company's management performs evaluations of its potential interest rate risk, including an exposure analysis on municipal bond inventories, and is of the opinion that the exposure to interest rate risk is not material to its financial position.

Foreign currency translation

The Company consolidates its foreign joint ventures. The joint ventures' statements of financial condition are translated at the rate as of the period end. The statements of operations are translated at an average rate for the period. Any gain or loss on foreign currency transaction is included in comprehensive income.

Income taxes

The Company utilizes the asset and liability approach defined in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement amounts and the tax bases of assets and liabilities.

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

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - RECEIVABLES FROM AND PAYABLES TO CLIENTS:

Receivables from clients include amounts arising from normal cash and margin transactions, bank loans receivable (see Note 7), and fees receivable. Securities owned by brokerage clients are held as collateral for margin receivables. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients is shown net of an allowance for doubtful accounts of approximately $10,579,000 and $8,579,000 as of September 27, 2002 and September 28, 2001, respectively. Unsecured margin receivables are not significant.

Payables to clients include brokerage client funds on deposit awaiting reinvestment and bank savings accounts and certificates of deposit. The Company pays interest at varying rates on qualifying brokerage client funds on deposit. Such funds on deposit totaled $2,549,145,000 and $2,558,005,000 at September 27, 2002 and September 28, 2001, respectively. Other brokerage client funds on deposit on which the Company does not pay interest totaled $238,170,000 and $257,794,000 at September 27, 2002 and September 28, 2001, respectively. In addition, the Company pays interest at varying rates on client bank deposits as described in Note 7.

NOTE 2 - SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED (in 000's):

	September 27, 2002		September 28, 2001
		Securities		Securities
		Sold but		sold but
	Securities	Not yet	Securities	not yet
	owned	Purchased	owned	purchased
Marketable:
Equities	$ 24,230	$12,908	$ 25,378	$19,479
Municipal obligations	156,680	173	170,944	33
Corporate obligations	21,490	1,571	15,411	2,443
Government obligations	52,010	24,380	65,358	33,656
Other	24,418	24,364	17,810	9,808
Non-marketable	458	-	1,387	-
	$279,286	$63,396	$296,288	$65,419

NOTE 3 - AVAILABLE FOR SALE SECURITIES (in 000's):

The amortized cost and estimated market values of securities available for sale at September 27, 2002 are as follows:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Mortgage-backed securities	$352,300	$ 881	$(172)	$353,009
Municipal bonds	280	11	-	291
Other	3	14	-	17
	$352,583	$906	$(172)	$353,317

The amortized cost and estimated market values of securities available for sale at September 28, 2001 are as follows:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Mortgage-backed securities	$358,102	$1,053	$ (45)	$359,110
Municipal bonds	470	15	-	485
Collateralized mortgage obligations	2,217	-	(3)	2,214
Other	5,076	15	(367)	4,724
	$365,865	$1,083	$(415)	$366,533

Proceeds from the sales of investment securities available for sale were $65,149,000 and $41,767,956 for the years ended September 27, 2002 and September 28, 2001, respectively.

NOTE 4 - LEVERAGED LEASES (in 000's):

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Continental and Delta). The Company's combined equity investments represented 21% of the aggregate purchase prices; the remaining 79% was funded by public debt issues in the form of equipment trust certificates. The residual values of the aircrafts at the end of an average lease term of 20 years are projected to be an average of 10% of the original cost. The leases expire in September 2013 and June 2016, respectively.

	September 27,	September 28,
	2002	2001
Rents receivable (net of principal and
interest on the non-recourse debt)	$ 21,055	$ 21,056
Unguaranteed residual values	10,719	10,719
Unearned income	(6,721)	(6,907)
Investment in leveraged leases	25,053	24,868
Deferred taxes arising from leveraged leases	(28,735)	(27,530)
Net investment in leveraged leases	$ (3,682)	$ (2,662)

NOTE 5 - PROPERTY AND EQUIPMENT (in 000's):

	September 27,	September 28,
	2002	2001
Land	$ 19,244	$ 19,244
Buildings, leasehold and land
improvements	88,888	79,959
Furniture, fixtures, and equipment	129,347	119,373
	237,479	218,576
Less: accumulated depreciation
and amortization	(131,702)	(113,882)
	$ 105,777	$ 104,694

NOTE 6 - BORROWINGS:

At September 27, 2002, the Company had a 7.37%, $37.1 million mortgage note payable related to the financing of its headquarters complex, requiring monthly principal and interest payments of approximately $291,000 with a balloon payment of $32,615,000 due on January 1, 2008. This debt has principal maturities for the succeeding five years as follows: $777,000 in 2003, $837,000 in 2004 $900,000 in 2005, $969,000 in 2006, $1,043,000 in 2007 and $32,689,000 thereafter. This mortgage was refinanced subsequent to year end.

A September 27, 2002, the Company had a three year term loan for $50 million and a $125 million committed line of credit through a group of commercial banks. The term loan bore interest at LIBOR plus 3/4%, while any draws on the line of credit would bear interest at the Company's option, at LIBOR plus 3/4%, or the higher of prime or Fed Funds plus 1/2%. Both of these facilities expired in October 2002. The term loan was replaced by a new $60 million loan which bears interest at LIBOR plus 1.25%. The line of credit was renewed for $100 million at a rate of LIBOR plus 1% for borrowings under the line of up to $50 million and LIBOR plus 1 1/8% for borrowings in excess of $50 million. As in prior years, there is a 1/8% loan commitment fee on the line of credit. The Company paid $159,000, $161,000 and $118,000 in commitment fees on the line during fiscal 2002, 2001 and 2000, respectively. The interest rate on borrowings ranged from 2.67% to 4.33% in 2002 and 4.33% to 7.55% in 2001 and 6.16% to 7.75% in 2000. The term loan and line of credit require that the Company maintain a certain net worth and requires that the Company follow certain other sound business practices. At September 27, 2002 there were no borrowings on the line of credit.

The Company's Raymond James Credit Corp. subsidiary has a $50 million line of credit, under which borrowings are collateralized by client securities, which bears interest at a rate of Fed Funds plus 3/4%. There were borrowings of $191,000 and $1.26 million under this facility at September 27, 2002 and September 28, 2001, respectively. The interest rate on these borrowings ranged from 2.38% to 4.13% during fiscal 2002 and 3.5% to 8% during fiscal 2001.

Raymond James & Associates, Inc., one of the Company's broker-dealer subsidiaries, also maintains uncommitted lines of credit aggregating $380 million with commercial banks ($215 million secured and $165 million unsecured). Borrowings under the lines of credit bear interest at Fed Funds rate (which ranged from 1.52% to 3.02% in 2002) plus 1/2%. There were no unsecured short-term borrowings outstanding at September 27, 2002. The interest rate on borrowings ranged from 2.19% to 3.13% in 2002 and 4.0% to 7.19% in 2001. Loans on the secured, uncommitted lines of credit are collateralized by company owned or client margin securities.

RJ Ltd., the Company's Canadian broker-dealer subsidiary maintains a CDN $40 million line of credit. This facility is fully collateralized with securities and bears interest based on Bank of Canada prime. At September 27, 2002 short-term borrowings under this facility were $3.95 million. Interest rates on these borrowings varied from 2.75% to 3.75%.

RJBank has $60 million in FHLB advances outstanding which bear interest at fixed rates ranging from 4.03% to 5.67% and mature between May 2008 and March 2011. Securities owned with a carrying value of approximately $82 million are pledged as collateral for these and future borrowings. The Bank's pre-approved borrowing availability related to FHLB advances is 10% of RJBank's total assets.

NOTE 7 - BANK OPERATIONS AND DEPOSITS:

A summary of client deposit accounts (included in client payables) and weighted average interest rates follows:

	September 27, 2002		September 28, 2001
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Demand deposits:	(000's)		(000's)
Non-interest bearing	$ 1,842	-	$ 1,415	-
Interest bearing	3,675	0.22%	3,883	1.33%
Money market accounts	20,903	0.53%	16,904	2.22%
Savings accounts	673,579	1.00%	630,690	2.61%
Certificates of deposit
(1.19% - 7.25%)	92,969	4.95%	117,132	5.62%
	$792,968	1.44%	$770,024	3.05%

The certificates of deposit mature as follows: $27,401,000 in fiscal 2003, $30,002,000 in fiscal 2004, $18,128,000 in fiscal 2005, $12,458,000 in fiscal 2006, and $4,981,000 in fiscal 2007 and thereafter. Certificates of deposit in amounts of $100,000 or more at September 27, 2002 and September 28, 2001 were $21,222,000 and $26,999,000, respectively.

Interest expense on deposit accounts is comprised of the following for the years ended September 27, 2002 and September 28, 2001:

	September 27,	September 28,
	2002	2001
	(000's)	(000's)
Demand deposits	$ 7	$ 52
Money market accounts	120	600
Savings accounts	7,033	24,053
Certificate accounts	5,673	7,166
	$12,833	$31,871

A summary of RJBank's loans receivable (included in client receivables) is as follows:

	September 27,	September 28,
	2002	2001
	(000's)	(000's)
Residential mortgage loans	$337,597	$250,795
Commercial loans	152,146	144,544
Consumer loans	2,930	4,440
	492,673	399,779

Allowance for loan losses	(5,109)	(4,014)
Purchase premium	1,527	418
Purchase discount	(100)	(253)
Deferred origination fees and costs, net	706	553
	$489,697	$396,483

Activity in the allowance for loan losses for 2002, 2001 and 2000 consists mostly of the provision for loan losses. There was a charge off of $322,000 in 2002 and no actual loan losses in 2001 or 2000. The average balance of impaired loans at September 27, 2002 and September 28, 2001 along with related interest income recognized on these loans, was immaterial to the financial statements.

Generally, mortgage loans are secured by either first or second mortgages on residential property, consumer loans are secured by boats or yachts securities and time deposit accounts, and commercial loans are generally secured by real property or the general assets of the borrower. As of September 27, 2002 and September 28, 2001, 99% of RJBank's loan portfolio was secured.

RJBank had loans available for sale of $1,639,000 and $880,000 as of September 27, 2002 and September 28, 2001, respectively. Loans sold totaled $30,511,000 and $18,350,000 for the year ended September 27, 2002 and September 28, 2001, respectively.

RJBank is subject to various regulatory and capital requirements and was in compliance with all requirements at September 27, 2002 and September 28, 2001.

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

As of September 27, 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category. At September 27, 2002 and September 28, 2001, RJBank's Tier I capital to average assets ratio was 7.1% and 6.8%, respectively.

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS:

The Company makes limited use of derivative financial instruments. The Company uses interest rate swaps to economically hedge fixed income inventory positions and the variability in interest rates on the deposit base utilized to fund the purchases of the loan pools by RJBank. In addition, the Company acts as a dealer/agent in matched book swap transactions.

RJBank uses variable-rate debt to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At September 27, 2002 and September 28, 2001, RJBank was party to $106,505,457 and $133,402,271 notional amount of interest rate swap agreements, respectively.

Changes in the fair value of RJBank interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate funding sources are reported in accumulated other comprehensive income. The amounts are subsequently recognized into net interest income as a yield adjustment over the life of the swap agreements. Additionally, for the years ended September 27, 2002 and September 28, 2001, other income and other expense, include $497,753 of gains and ($1,206,437) of losses, respectively, representing temporary cash flow hedge ineffectiveness arising from differences between the critical terms of the interest rate swap and the hedged fund resources. The maximum term over which RJBank is hedging exposures to the variability of cash flows for interest rate risk is 60 months. At September 27, 2002 and September 28, 2001, RJBank had $6,583,000 and $6,524,000, respectively, in cash pledged as collateral for the interest rate swap agreements.

At September 27, 2002 and September 28, 2001, the Company had notional values of $79 million and $68 million in interest rate swaps economically hedging its fixed income trading inventory, respectively. The market value of open swap positions at September 27, 2002 and September 28, 2001 was ($961,000) and ($861,000), respectively. In addition, the Company acts as a dealer in swap transactions for customers.

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

NOTE 9 - FEDERAL AND STATE INCOME TAXES (in 000's):

The provision (benefit) for income taxes consists of:

	Year Ended
	September 27,	September 28,	September 29,
	2002	2001	2000
Current provision:
Federal	$ 53,985	$ 44,153	$ 71,029
State	10,298	8,427	12,290
	64,283	52,580	83,319
Deferred provision (benefit):
Federal	(10,010)	7,571	(3,356)
State	(2,060)	907	(478)
	(12,070)	8,478	(3,834)
	$ 52,213	$ 61,058	$ 79,485

The Company's income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:
	Year Ended
	September 27,	September 28,	September 29,
	2002	2001	2000
Provision calculated at statutory rates	$ 46,030	$ 55,114	$ 72,251
State income taxes, net of federal benefit	5,355	6,067	7,678
Other	828	(123)	(444)
	$ 52,213	$ 61,058	$ 79,485

The major deferred tax asset (liability) items, as computed under SFAS 109, are as follows:

	September 27,	September 28,
	2002	2001
Deferred tax assets:
Deferred compensation	$ 35,030	$ 36,263
Capital expenditures	11,076	8,944
Accrued expenses	30,405	15,424
Unrealized (Gain)/Loss	3,420	125
Other	2,538	4,591
Total deferred tax assets	82,469	65,347

Deferred tax liabilities:
Aircraft leases	(28,735)	(27,530)
Total deferred tax liabilities	(28,735)	(27,530)
Net deferred tax assets	$ 53,734	$ 37,817

The Company has recorded a deferred tax asset at September 27, 2002 and September 28, 2001, respectively. No valuation allowance as defined by SFAS 109 is required for the years then ended. Management believes that a valuation allowance is not necessary because it is more likely than not the deferred tax asset is realizable.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

Long-term lease agreements expire at various times through 2009. Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $22,153,178 in 2003, $17,033,176 in 2004, $12,376,940 in 2005, $9,548,582 in 2006, $7,468,760 in 2007 and $9,545,578 thereafter. Rental expense incurred under all leases, including equipment under short-term agreements, aggregated $28,003,000, $23,981,000 and $16,338,000 in 2002, 2001 and 2000, respectively.

The Company has committed to lend to, or guarantee other debt for a wholly-owned subsidiary, Raymond James Tax Credit Funds, Inc. ("RJ Tax Credit") up to $60 million upon request. The borrowings or guarantees are secured by properties under development. At September 27, 2002 and September 28, 2001, there were guarantees of $1,504,000 and $1,438,000, respectively, outstanding. The commitment expired in November 2002 at which time any outstanding balances were due and payable. On November 21, 2002, the Board of Directors renewed the commitment and increased it to $80 million until November 2003. In addition, RJ Tax Credit is committed to purchase and develop properties, subject to due diligence, totaling $35,684,830 and $31,887,441 at September 27, 2002 and September 28, 2001, respectively.

RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at September 27, 2002 and September 28, 2001, are as follows:

	2002	2001

Standby letters of credit	$2,074,744	$3,097,197
Open end consumer lines of credit	13,081,904	6,947,569
Commercial lines of credit	10,882,482	19,416,721
Unfunded loan commitments - variable	71,560,327	67,114,885
Unfunded loan commitments - fixed	10,045,300	9,863,500

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. The majority of loan commitments have terms up to one year and have fixed and variable interest rates.

Securities with carrying values of $77,206,000 and $82,397,000 are pledged as collateral with the Federal Home Loan Bank for advances at September 27, 2002 and September 28, 2001, respectively.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $2,491,000, $2,370,300 and $2,295,000 were recognized in fiscal 2002, 2001 and 2000, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at September 27, 2002 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At September 27, 2002 and September 28, 2001, the Company had client margin securities valued at $52,873,000 and $59,151,000, respectively, on deposit with a clearing organization.

The Company also has guaranteed lines of credit for their various foreign joint ventures as follows: two lines of credit totaling $7.5 million in Turkey, and a $255,000 letter of credit in India. In addition, the Company has guaranteed the completion of trades with counterparties in Turkey and Argentina not to exceed $27 million.

The Company has committed $30.8 million and $28.2 million to 32 and 30 independent venture capital limited partnerships of which $20 million and $19 million had been invested by the Company as of September 27, 2002 and September 28, 2001, respectively.

At September 27, 2002, the approximate market values of collateral received that can be repledged by the Company, were:
Sources of collateral
Securities purchased under agreements to resell	$ 24,495,000
Securities received in securities borrowed vs. cash transactions	738,697,000
Collateral received in margin loans	749,717,000
Total	$ 1,512,909,000

During the year limited collateral was repledged. At September 27, 2002, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of collateral and trading securities
Securities purchased under agreements to resell	$ 24,495,000
Securities received in securities borrowed vs. cash transactions	697,582,000
Collateral received in margin loans	148,304,000
Total	$870,381,000

In the normal course of business, certain subsidiaries of the Company, which continue to act as general partner, may be contingently liable for activities of various limited partnerships syndicated several years ago. These partnerships engaged primarily in securities investments and real estate activities. In the opinion of the Company, such liabilities, if any, for the obligations of the partnerships will not in the aggregate have a material adverse effect on the Company's consolidated financial position.

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

The Company is a defendant or co-defendant in various lawsuits incidental to its securities business. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of the Company's management, based in part on discussions with counsel, and after consideration of amounts provided for with respect to these matters, the ultimate resolution of these matters will not result in a material adverse effect on the consolidated financial position or results of operations of the Company with the exception of the matter noted below which is in its initial stages.

Beginning in June 2002, a series of lawsuits and arbitrations were filed against RJFS and the Company, primarily in Houston, Texas and adjacent jurisdictions. The claims in these matters relate to millions of dollars in losses suffered by claimants in an alleged mortgage lending program known as the "Premiere 72" program, which was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. The entity which administered the loans had no connection to RJFS, the loans were not made through RJFS and over 230 of the approximately 527 claimants never had accounts with RJFS. RJFS and the Company are vigorously contesting these claims and believe that there are meritorious defenses. These matters are in their initial stages; although the total amount funded by participants may exceed $150 million, the amount of actual loss of the claimants is not determinable at this time, and the Company is unable to reasonably estimate what exposure it may have in this matter, if any.

NOTE 11 - CAPITAL TRANSACTIONS:

The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for general corporate purposes. At September 27, 2002, pursuant to prior authorizations from the Board of Directors, 2,000,000 shares were available to be repurchased. During 2002, 359,319 shares were repurchased at an average price of $25.46.

NOTE 12 - EMPLOYEE BENEFIT PLANS:

The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements. Such benefits become fully vested after seven years of qualified service. The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually. The Company's Long Term Incentive Plan ("LTIP") is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. The Company has purchased and holds life insurance on the lives of most of those employees participating in the LTIP, to earn a competitive rate of return for participants and to provide a source of funds available to satisfy its obligations under this plan. Contributions to the qualified plans and the LTIP contribution for management are made in amounts approved annually by the Board of Directors. Compensation expense includes aggregate contributions to these plans of $14,196,000, $15,345,000 and $24,196,000, for fiscal 2002, 2001 and 2000, respectively.

Stock Compensation Plans

At September 27, 2002, the Company has eight stock-based compensation plans, which are described below. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for these plans.

If the Company had elected to recognize compensation expense based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:
		Year Ended
		Sept. 27,	Sept. 28,	Sept. 29,
		2002	2001	2000
Net income (in 000's)	As reported	$79,303	$96,410	$125,195
	Pro forma	$75,336	$93,788	$122,437

Net income per share - basic	As reported	$ 1.63	$ 2.02	$ 2.70
	Pro forma	$ 1.55	$ 1.97	$ 2.64

Net income per share - diluted	As reported	$ 1.60	$ 1.98	$ 2.67
	Pro forma	$ 1.52	$ 1.92	$ 2.61

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For disclosure purposes, the fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in fiscal 2002, 2001 and 2000, respectively: dividend yields of 1.1%, 1.4% and 1.4%; expected volatility of 44.1%, 41.5% and 45.7%, risk-free interest rates of 4.09%, 5.18% and 6.25%, and expected lives of 4.91, 4.83 and 5.16 years.

Fixed Stock Option Plans

The Company has two qualified and three non-qualified fixed stock option plans. Under the 2002 Incentive Stock Option Plan, the Company may grant options to its management personnel for up to 4,000,000 shares of common stock. The 2002 Plan was established to replace, on substantially the same terms and conditions, the 1992 Plan. Options are granted to key administrative employees and Financial Advisors of Raymond James & Associates, Inc. who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time, disabled or recently retired.

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

A summary of the status of the Company's four fixed stock option plans as of September 27, 2002, September 28, 2001 and September 29, 2000 and changes during the years ended on those dates is presented below:
	2002		2001		2000
	Shares	Weighted	Shares	Weighted	Shares	Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price		Price		Price
Outstanding at
beginning of year	2,833,094	$22.72	2,800,827	$17.58	2,481,688	$15.52
Granted	1,150,500	31.79	741,198	33.06	881,075	20.25
Canceled	(89,189)	27.29	(100,651)	23.47	(246,127)	18.60
Exercised	(462,590)	14.25	(608,280)	11.27	(315,809)	8.22
Outstanding at
Yearend	3,431,815	$26.79	2,833,094	$22.72	2,800,827	$17.56

Options exercisable
at yearend	348,115		490,062		506,802
Weighted average
fair value of
options granted
during the year	$ 12.49		$ 14.00		$ 8.89

The following table summarizes information about fixed stock options outstanding at September 27, 2002:

			Options Outstanding			Options Exercisable

Range of			Number	Weighted	Weighted	Number	Weighted
Exercise			Outstanding	Average	Average	Exercisable	Average
Prices			at 9/27/02	Remaining	Exercise	at 9/27/02	Exercise
				Contractual	Price		Price
				Life
$ 0.0000	-	11.5125	0	0.0	$ 0.0000	0	$ 0.0000
$11.5126	-	15.3500	139,500	1.7	12.8244	38,250	13.3889
$15.3501	-	19.1875	307,600	3.0	18.7470	11,100	18.5825
$19.1876	-	23.0250	946,099	1.6	21.2089	262,410	22.0925
$23.0251		26.8625	336,441	2.7	25.6564	20,855	24.6568
$26.8626	-	30.7000	99,575	3.9	29.3979	1,700	29.9926
$30.7001	-	34.5375	1,115,900	4.5	31.9009	13,800	31.5543
$34.5376	-	38.3750	486,700	4.2	35.2453	0	0.0000
			3,431,815	3.2	$26.7883	348,115	$21.5915

Restricted Stock Plan

Under the 1999 Restricted Stock Plan the Company is authorized to issue up to 1,000,000 restricted shares of common stock to employees and independent contractors. Awards under this plan may be granted by various departments of the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management growth, and/or profitability of the Company. These shares are forfeitable in the event of voluntary termination. The compensation cost is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. As of September 27, 2002, 460,663 shares had been granted at an average market price of $30.78 with a future service period of 5 years. Expense of $2.6 million and $2.2 million was recorded in the years ended September 27, 2002 and September 28, 2001, respectively, related to this plan.

Employee Stock Purchase Plan

Under the 1998 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,125,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plans, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plans, the Company sold 208,463, 179,442 and 209,883 shares to employees in fiscal years 2002, 2001 and 2000, respectively. The compensation cost which would have been recognized for the fair value of the employees' purchase rights was calculated as the value of the 15% discount from market value.

Stock Bonus Plan

The Company's 1999 Stock Bonus Plan authorizes the Company to issue up to 1,000,000 restricted shares to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000. Under the plan the restricted stock is granted at a 20% discount in determining the number of shares to be granted and the shares are generally restricted for a three year period, during which time the shares are forfeitable in the event of voluntary termination. The compensation cost is recognized over the three year vesting period based on the market value of the shares on the date of grant. As of September 27, 2002, 223,984 shares had been granted at an average market price of $31.41. Expense of $1.3 million and $810,000 was recorded in the year ended September 27, 2002 and September 28, 2001, respectively, related to this plan.

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

NOTE 13 - NET CAPITAL REQUIREMENTS:

The broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Raymond James & Associates, Inc. ("RJA"), a member firm of the New York Stock Exchange, Inc. ("NYSE"), is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement", which RJA has elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of the Company's broker-dealer subsidiaries were as follows:
	September 27,	September 28,
	2002	2001
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	31%	24%
Net capital	$316,334	$279,129
Less: required net capital	(20,159)	(23,078)
Excess net capital	$296,175	$256,051

In accordance with the Securities and Exchange Commission's no action letter dated November 3, 1998, RJA has agreed to compute a reserve requirement for the proprietary accounts of introductory firms. As of September 27, 2002 and September 28, 2001 RJA's deposit requirements were $374,000 and $222,000, respectively.
	September 27,	September 28,
	2002	2001
Raymond James Financial Services, Inc.	($ in 000's)

Ratio of aggregate indebtedness to net capital	1.55	1.19
Net capital	$30,213	$34,162
Less: required net capital	(3,122)	(2,702)
Excess net capital	$27,091	$31,460

Raymond James Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IDA) and the Early Warning System (By-Law No. 30 of the IDA). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IDA may from time to time prescribe. Insufficient Risk Adjusted Capital my result in suspension from membership in the stock exchanges or the IDA.

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital profitability and liquidity position from time to time and frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning level 1 or level 2 at September 30, 2002 or 2001.

The Risk Adjusted Capital of RJ Ltd. was CDN $23,742,000 and CDN $13,116,000 at September 30, 2002 and September 30, 2001, respectively.

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

The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed and securities loaned was $738,697,000 and $1,210,673,000, respectively, at September 27, 2002 and $791,584,000 and $2,045,325,000, respectively, at September 28, 2001. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

The Company has also loaned, to brokers-dealers and other financial institutions, securities owned by clients and others for which it has received cash or other collateral. If a borrowing institution or broker-dealer does not return a security, the Company may be obligated to purchase the security in order to return it to the owner. In such circumstances, the Company may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the collateral received from the financial institution or the broker or dealer.

The Company has sold securities that it does not currently own, and will therefore, be obligated to purchase such securities at a future date. The Company has recorded $56 million and $58 million at September 27, 2002 and September 28, 2001, respectively, which represents the market value of the related securities at such dates. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal yearend. The Company utilizes short government obligations and equity securities to hedge long proprietary inventory positions. At September 27, 2002, the Company had $19,882,000 in short government obligations and $9,336,000 in short equity securities, which represented hedge positions. At September 28, 2001, the Company had $33,088,000 in short government obligations and $11,196,000 in short equity securities which represented hedge positions.

The Company enters into security transactions involving forward settlement. The Company has recorded transactions with a contract value of $379,883,000 and $254,357,000 and a market value of $381,868,000 and $256,912,000 as of September 27, 2002 and September 28, 2001, respectively. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Company's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

NOTE 15 - SEGMENT ANALYSIS:

In connection with the revision of certain reporting lines and the analysis done in conjunction with the adoption of SFAS 141 and 142, the Company reviewed its operating segment conclusions during the quarter ended March 28, 2002. As a result, the Company made changes in its reportable segments during the fiscal year. Prior year's results have been restated based on the composition of the new segments. The Company's reportable segments are retail, capital markets, asset management, RJBank and other.

The retail segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the U.S., Canada and the U.K. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. The segment also includes net interest earnings on client margin loans and cash balances. The capital markets segment includes institutional sales and trading in the U.S., Canada and Europe providing securities brokerage services, trading and research with an emphasis on the sale of U.S. equities and fixed income products to institutions; this segment also includes management of and participation in underwritings, merger and acquisition services and public finance activities. The asset management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management, Inc., and the Raymond James & Associates asset management services division, mutual fund management by Heritage Asset Management, Inc., private equity management by Raymond James Capital and Raymond James Ventures and trust services of Raymond James Trust Company and Raymond James Trust Company West. Raymond James Bank, FSB, is a separate segment. The results of operations of the consolidated foreign joint ventures in emerging market countries, stock loan/stock borrow and corporate legal items are included in Other.

The financial results of the Company's segments are presented using the same policies as those described in the "Summary of Significant Accounting Policies". Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments.

Information concerning operations in these segments of business (assets by segments were not available as of September 28, 2001 and September 27, 2000) is as follows:

	Year ended
	September 27,	September 28,	September 29,
	2002	2001	2000
Revenues:(000's)
Retail	$ 995,053	$1,100,368	$1,186,997
Capital markets	332,749	285,912	232,875
Asset management	129,731	135,981	135,491
RJBank	31,187	48,880	45,149
Other	27,203	99,849	106,929
Total	$1,515,923	$1,670,990	$1,707,441

Pre-tax Income:(000's)
Ret	$ 59,773	$ 95,499	$ 161,523
Capital markets	42,848	8,547	17,879
Asset management	20,931	25,033	30,687
RJBank	7,188	5,661	6,095
Other	776	22,728*	(11,504)**
Total	$ 131,516	$ 157,468	$ 204,680

	September 27,
	2002
Assets: (000's)
Retail	$3,489,955
Capital markets	441,181
Asset management	57,483
RJBank	922,829
Other	1,128,855	***
Total	$6,040,303

* Includes the $15.8 million reversal of excess legal reserves upon settlement of the Corporex case.

** Includes the $20 million charge related to the Corporex case.

*** Includes Stock Borrowed balance of $1,515,824,000.

The Company has operations in the U.S., Canada, Europe and several consolidated joint ventures overseas including: India, France, Turkey, and Argentina. All long-lived assets are located in the U.S.

	Year ended
	September 27,	September 28,	September 27,
	2002	2001	2000
Revenue: (000's)
United States	$1,390,755	$1,541,613	$1,644,718
Canada	83,625	69,570	-
Europe	24,874	44,789	49,405
Other	16,669	15,018	13,318
Total	$1,515,923	$1,670,990	$1,707,441

While the dollar amount invested in emerging market joint ventures is only $4.5 million, these investments carry greater risk than amounts invested in developed markets.

NOTE 16 - ACQUISITION OF GOEPEL McDERMID INC.:

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

Effective January 23, 2001 Goepel McDermid Inc. changed its name to Raymond James Ltd. For consolidated financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Raymond James Ltd's results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price has been allocated to the assets based on their estimated fair value, with the remainder of the purchase price (approximately $35 million) recorded as goodwill, which was being amortized over 15 years until September 29, 2001 when the Company adopted SFAS 142. Under SFAS 142 goodwill is not amortized.

The unaudited pro forma results of operations as though Goepel McDermid Inc. had been acquired as of the beginning of fiscal 2000 are as follows:
	Year Ended	Year Ended
	Sept. 28, 2001	Sept. 29, 2000
Revenues (000s)	$1,678,465	$1,820,158
Net Income (000s)	$ 96,101	$ 134,683
Net income per share:
Basic	$ 2.02	$ 2.91
Diluted	$ 1.97	$ 2.87

NOTE 17 - SUBSEQUENT EVENT:

On December 13, 2002, the Company's mortgage as described in Note 6 was refinanced through a twenty year, 5.70%, $75 million mortgage to be taken down in two draws; the initial $48 million draw in December 2002 and the remaining $27 million upon the completion of the fourth headquarters building, projected to be January 2004.

EXHIBIT 11

RAYMOND JAMES FINANCIAL, INC.
COMPUTATION OF EARNINGS PER SHARE
(in 000's, except per share amounts)
	Year Ended
	September 27,	September 28,	September 29,
	2002	2001	2000

Net income	$ 79,303	$ 96,410	$125,195

Weighted average common shares
outstanding during the period (1)	48,674	47,663	46,291

Additional shares assuming
exercise of stock options (1)	655	836	576
Issuance of contingent exchangeable shares (2)	300	300	-

Weighted average diluted common
shares (1)	49,629	48,799	46,867

Net income per share - basic (1)	$ 1.63	$ 2.02	$ 2.70

Net income per share - diluted (1)	$ 1.60	$ 1.98	$ 2.67

Securities excluded from weighted average
common shares diluted because their effect
would be antidulitive	1,235	278	-

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

EXHIBIT 21

RAYMOND JAMES FINANCIAL, INC.
LIST OF SUBSIDIARIES

The following listing includes all of the registrant's subsidiaries, which are included in the consolidated financial statements:

	Place of	Subsidiary or
Name of Company	Incorporation	Joint Venture of
Raymond James & Associates, Inc. ("RJA")	Florida	Raymond James
Financial, Inc. ("RJF")
ASK-Raymond James Securities India Ltd.	India	HIL
Awad & Associates, Inc.	Florida	RJF
Awad Asset Management, Inc.	Florida	RJF
Ballast Point Venture Partners, LP	Florida	RJF
Canada Inc. 3814041	Canada	RJF
Eagle Asset Management I, LLC	Florida	RJF
Eagle Asset Management II LLC	Florida	RJF
Eagle Asset Management, Inc.	Florida	RJF
Gateway Assignor Corporation, Inc.	Florida	RJF
Geovest Energy, Inc.	Florida	RJF
Heritage Asset Management, Inc.	Florida	RJF
Heritage International, Ltd. ("HIL")	Mauritius	RJIH
Investment Management & Research, Inc.	Florida	RJF
IT Asset Management	France	RJAMI
Nova Scotia 3051862	Canada	RJ Canada, Inc.
Nova Scotia 3051863	Canada	Nova Scotia 3051862
Park-Raymond James Securities Turkey	Turkey	RJEH
PCA Insurance Agency of Michigan, Inc.	Florida	PCA
PCAF, Inc.	Florida	PCA
Planning Corporation of America ("PCA")	Florida	RJA
Raymond James (Canada) Holdings, Inc. ("RJ Holdings")	Canada	RJF
Raymond James Argentina Sociedad De Bolsa, S.A.	Argentina	RJSAH
Raymond James Asset Management Int'l., S.A. ("RJAMI")	France	RJIH
Raymond James Bank, FSB	Florida	RJF
Raymond James Capital Services, Inc.	Florida	RJF
Raymond James Capital, Inc.	Delaware	RJF
Raymond James Charitable Endowment Fund	Florida	RJTC
Raymond James Credit Corporation	Delaware	RJF
Raymond James Dublin, Ltd.	Ireland	RJIH
Raymond James European Holdings, Inc. ("RJEH")	Florida	RJIH
Raymond James Financial International, Ltd.	United Kingdom	RJIH
Raymond James Financial Services, Inc.	Florida	RJF
Raymond James Geneva, S.A.		RJF
Raymond James Global Securities Limited	British Virgin Isles ("BVI")	RJIH
Raymond James International Holdings, Inc. ("RJIH")	Delaware	RJF
Raymond James Investment Services Ltd.	United Kingdom	Killik
Raymond James Killik (Holdings) Ltd. ("Killik")	United Kingdom	RJF
Raymond James Latin American Advisors Limited	BVI	RJSAH
Raymond James Ltd. ("RJ Ltd.")	Canada	RJ Holdings
Raymond James Partners, Inc.	Florida	RJF
Raymond James Patrimoine S.A.S.	France	RJIH
Raymond James South American Holdings, Inc. ("RJSAH")	Florida	RJIH
Raymond James Tax Credit Funds, Inc.	Florida	RJF
Raymond James Trust Company	Florida	RJF
Raymond James Trust Company West	Washington	RJF
RJ Canada LP	Alberta	Nova Scotia 3051863
RJ Canada, Inc. (USA)	Florida	RJF
RJ Capital Partners, LP	Florida	RJC
RJ Capital Services, Inc.	Delaware	RJC
RJ Communication, Inc.	Florida	RJF
RJ Equities, Inc.	Florida	RJF
RJ Equities-2, Inc.	Florida	RJF
RJ Government Securities, Inc.	Florida	RJF
RJ Health Properties, Inc.	Florida	RJF
RJ Leasing, Inc.	Florida	RJF
RJ Leasing-2, Inc.	Florida	RJ Leasing, Inc.
RJ Medical Investors, Inc.	Florida	RJF
RJ Mortgage Acceptance Corporation	Delaware	RJF
RJ Partners, Inc.	Florida	RJF
RJ Properties, Inc. ("RJP")	Florida	RJF
RJ Realty, Inc.	Florida	RJF
RJ Specialist Corp.	Florida	RJF
RJA Structured Finance, Inc.	Delaware	RJF
RJC Partners, Inc.	Florida	RJF
RJEIF, Inc.	Delaware	RJF
Robert Thomas Securities, Inc.	Florida	RJF
Value Partners, Inc.	Florida	RJF

Exhibit 23.1

Independent Auditors' Consent

To the Shareholders and Board of Directors

of Raymond James Financial, Inc.:

We consent to the incorporation by reference in registration statements (No. 333-68821, 333-59449, 333-74716 and 333-98537) on Form S-8 and (No. 333-51840) on Form S-3 of Raymond James Financial, Inc. and Subsidiaries of our report dated November 15, 2002, except as to Note 17, which is as of December 13, 2002, relating to the consolidated statements of financial condition of Raymond James Financial, Inc. and Subsidiaries as of September 27, 2002 and September 28, 2001, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the years then ended, which report appears in the September 27, 2002, annual report on Form 10-K of Raymond James Financial, Inc.

KPMG LLP

Tampa, Florida

December 20, 2002

Exhibit 23.2

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-68821, 333-59449, 333-38390 and 333-74716) and in the Registration Statement on Form S-3 (No. 333-51840) of Raymond James Financial, Inc. of our report dated November 17, 2000 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Tampa, Florida

December 17, 2002

Exhibit 23.3

Independent Auditors' Consent

To the Board of Directors
of Raymond James Bank, FSB:

We consent to the incorporation by reference in registration statements (No. 333-68821, 333-59449, 333-74716 and 333-98537) on Form S-8 and (No. 333-51840) on Form S-3 of Raymond James Financial, Inc. and Subsidiaries of our report dated November 8, 2000, with respect to the statements of income and cash flows for the year ended September 30, 2000, which report appears in the September 27, 2002, annual report on Form 10-K of Raymond James Financial, Inc.

Tampa, Florida
December 20, 2002

Exhibit 10.5

AMENDMENT NO. 3 TO TERM CREDIT AGREEMENT

This AMENDMENT NO. 3 TO TERM CREDIT AGREEMENT ("Amendment No. 3") is dated as of October 25, 2002 by and among RAYMOND JAMES FINANCIAL, INC., a Florida corporation (the "Borrower"), certain of the Lenders named in the Term Credit Agreement referred to below (the "Lenders"), and BANK ONE, NA, individually and as administrative agent (the "Agent") for the Lenders.

W I T N E S S E T H:

WHEREAS, the Borrower, the Lenders and the Agent are parties to that certain Term Credit Agreement dated as of October 26, 1999, as amended by that certain (i) Waiver and Amendment dated as of October 13, 2000 and (ii) Amendment No. 2 to Term Credit Agreement dated as of May 24, 2001 (the "Agreement"); and

WHEREAS, the parties desire to make certain modifications to the Agreement, including an extension of the Maturity Date to October 25, 2005, the displacement of Bank of America, National Association ("Bank of America") as a Lender and Co-Documentation Agent under the Agreement, and an increase in the Term Loan amount from $50,000,000 to $60,000,000.

NOW, THEREFORE, in consideration of the premises herein contained, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereby agree as follows:

I. Defined Terms

Each capitalized term used herein but not otherwise defined herein shall have the meaning ascribed to such term in the Agreement.

II. Certain Amendments to Agreement

2.1 The definition of "Agents" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Agents' means and includes the Agent, the Syndication Agent and the Documentation Agent."

2.2 The definition of "Aggregate Commitment" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Aggregate Commitment' means the aggregate of the Commitments of all the Lenders hereunder, which is $60,000,000."

2.3 The definition of "Change in Control" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Change in Control' means the acquisition by any Person, or two or more Persons acting in concert, including without limitation any acquisition effected by means of a merger or consolidation, of beneficial ownership (within the meaning of Rule 13d-3 of the Commission under the Exchange Act) of 30% or more of the outstanding shares of voting stock of the Borrower. For purposes of making such calculation, an "acquisition" shall not include a transfer of shares by a shareholder or his estate to members of his immediate family (spouse, children, grandchildren, spouses of children or grandchildren) or to trusts for the benefit of the shareholder or members of his immediate family."

2.4 The definition of "Eurodollar Base Rate" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Eurodollar Base Rate' means, with respect to a Eurodollar Advance for the relevant Interest Period, the applicable British Bankers' Association LIBOR rate for deposits in U.S. dollars as reported by any generally recognized financial information service as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, provided that, if no such British Bankers' Association LIBOR rate is available to the Agent, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the rate determined by the Agent to be the rate at which Bank One or one of its Affiliate banks offers to place deposits in U.S. dollars with first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of Bank One's relevant Eurodollar Loan and having a maturity equal to such Interest Period."

2.5 The definition of "Eurodollar Rate" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Eurodollar Rate' means, with respect to a Eurodollar Advance for the relevant Interest Period, the sum of (a) the quotient of (i) the Eurodollar Base Rate applicable to such Interest Period, divided by (ii) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period, plus (b) 1.25% per annum."

2.6 The definition of "Maturity Date" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Maturity Date' means October 25, 2005 or such later date as and if extended pursuant to Section 2.18."

2.7 Section 2.4 of the Agreement entitled "Mandatory Principal Payment" is hereby amended in its entirety to read as follows:

"'Mandatory Principal Payments. The Term Loan shall be payable in four semi-annual installments and on the Maturity Date in the amounts and on the dates, commencing October 31, 2003, as follows:

Payment Date Amount

October 31, 2003 $5,000,000

April 30, 2004 $5,000,000

October 31, 2004 $5,000,000

April 30, 2005 $5,000,000

Maturity Date $40,000,000 (or the then outstanding principal balance of the Term Loan)

The aggregate outstanding principal balance of the Term Loan shall be due and payable in full in immediately available funds on the Maturity Date, if not sooner paid in full. Each payment of principal with respect to the Term Loan shall be paid to the Agent for the ratable benefit of each Lender, ratably in proportion to each such Lender's Commitment."

2.8 The first two sentences of Section 2.18 of the Agreement entitled "Extension of Maturity Date" is hereby amended to read as follows:

"The Borrower may request an extension of the Maturity Date for an additional one-, two- or three-year period by submitting a request for an extension to the Agent (an "Extension Request") no more than 45 days, but no less than 30 days, prior to the then effective Maturity Date. Each extension effected pursuant to this Section 2.18 shall commence on or prior to the then effective Maturity Date (the "Extension Date") and shall specify the new Maturity Date requested by the Borrower, which date shall be one, two or three years (the "Extension Period") after the Extension Date."

2.9 Section 5.17 of the Agreement entitled "Insurance" is hereby amended in its entirety to read as follows:

"5.17 Insurance. The Borrower and its Subsidiaries maintain with financially sound and reputable insurance companies insurance on their Property in such amounts and covering such risks as is reasonably consistent with sound business practice."

2.10 Section 10.15 of the Agreement entitled "Syndication Agent, Co-Documentation Agents, etc." is hereby amended to substitute the phrase "Documentation Agent" for "Co-Documentation Agents" in the caption and the phrase "Documentation Agent" for "Co-Documentation Agent" in the first sentence of such Section.

2.11 Schedule II to the Agreement entitled "Existing Indebtedness" is hereby amended in its entirety in the form attached as Schedule II to this Amendment No. 3.

III. Amendment and Restatement of Article VI of Agreement

Article VI of the Agreement entitled "Covenants" is hereby amended and restated in its entirety to read as follows:

"ARTICLE VI

COVENANTS

During the term of this Agreement, unless the Required Lenders shall otherwise consent in writing:

6.1. Financial Reporting. The Borrower will maintain, for itself and each Subsidiary, a system of accounting established and administered in accordance with Agreement Accounting Principles, consistently applied, and will furnish to the Lenders:

(a) As soon as practicable and in any event within 90 days after the close of each of its Fiscal Years, an unqualified audit report from PricewaterhouseCoopers LLP or other independent certified public accountants acceptable to the Lenders, prepared in accordance with Agreement Accounting Principles on a consolidated and consolidating basis (consolidating statements need not be certified by such accountants) for itself and its Subsidiaries, including balance sheets as of the end of such period and related statements of income, changes in shareholders' equity and cash flows, and accompanied by (i) any management letter prepared by said accountants (when available) and (ii) a certificate of said accountants that, in the course of the examination necessary for the preparation of their audit report, they have obtained no knowledge of any Default or Unmatured Default, or if, in the opinion of such accountants, any Default or Unmatured Default shall exist, stating the nature and status thereof.

(b) As soon as practicable and in any event within 45 days after the close of the first three Fiscal Quarters of each of its Fiscal Years, for itself and its Subsidiaries, consolidated and consolidating unaudited balance sheets as at the close of each such period and consolidated and consolidating statements of income, changes in shareholders' equity and cash flows for the period from the beginning of such Fiscal Year to the end of such quarter, all certified by its chief financial officer.

(c) As soon as practicable and in any event within 25 days after the close of each Fiscal Quarter, the FOCUS Report for such Fiscal Quarter filed by RJA and RJFS with the Commission.

(d) Together with the financial statements required by clauses (a) and (b) above, a Compliance Certificate signed by its chief financial officer showing the calculations necessary to determine compliance with this Agreement and stating that no Default or Unmatured Default exists, or if any Default or Unmatured Default exists, stating the nature and status thereof.

(e) Within 270 days after the close of each Fiscal Year, a statement of the Unfunded Liabilities of each Single Employer Plan, if any, certified as correct by an actuary enrolled under ERISA.

(f) As soon as possible and in any event within 10 days after any Authorized Officer of the Borrower learns thereof, notice of the assertion or commencement of any claim, action, litigation, suit or proceeding against or affecting the Borrower or any Subsidiary, including any investigation or proceeding commenced by the Commission, NASD, MSRB, NYSE or any other Governmental Authority, Self-Regulatory Organization or securities exchange, which could reasonably be expected to have a Material Adverse Effect.

(g) Promptly upon the furnishing thereof to the shareholders of the Borrower, copies of all financial statements, reports and proxy statements so furnished.

(h) Within 15 days after the filing thereof, copies of all effective registration statements (other than on Form S-8) and annual, quarterly, monthly or other regular reports which the Borrower files with the Commission and, upon request, any such reports filed by any Subsidiary.

(i) Such other information (including non-financial information) as the Agent or any Lender may from time to time reasonably request.

6.2. Use of Proceeds. The Borrower will, and will cause each Subsidiary to, use the proceeds of the Advances for general corporate purposes, including without limitation friendly acquisitions, share repurchases and asset purchases. The Borrower will not, nor will it permit any Subsidiary to, use any of the proceeds of the Advances to (i) purchase or carry any Margin Stock in violation of Regulation T, Regulation U or Regulation X, (ii) finance the Acquisition of any Person which has not been approved and recommended by the board of directors (or functional equivalent thereof) of such Person, or (iii) fund loans from the Borrower to any Subsidiary of the Borrower, which loans by their terms are subordinated to other Indebtedness of such Subsidiary.

 6.3. Notice of Default. Within 10 days after any Authorized Officer of the Borrower has knowledge thereof, the Borrower will give notice in writing to the Lenders of the occurrence of (a) any Default or Unmatured Default or (b) any other event or development, financial or otherwise, which could reasonably be expected to have a Material Adverse Effect other than matters generally affecting the economy or the financial services industry.

 6.4. Conduct of Business. The Borrower will, and will cause each Material Subsidiary to, (a) subject to Section 6.13(c), preserve and maintain its corporate existence, rights, franchises and privileges in the jurisdiction of its incorporation, (b) maintain all registrations, licenses, consents, approvals and authorizations from and with any Governmental Authority, Self-Regulatory Organization or securities exchange necessary or material to the conduct of its business, and (c) qualify and remain qualified as a foreign corporation in each jurisdiction in which its ownership or lease of property or the conduct of its business requires such qualification, except where failure to qualify could not have a Material Adverse Effect. The Borrower will not, and will not permit any of its Material Subsidiaries to, engage in any material line of business substantially different from those lines of business carried on by it on the date hereof.

 6.5. Taxes. The Borrower will, and will cause each Subsidiary to, timely file complete and correct United States Federal and applicable foreign, state and local tax returns required by applicable law and pay when due all taxes, assessments and governmental charges and levies upon it or its income, profits or Property, except those which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves have been set aside in accordance with Agreement Accounting Principles.

 6.6. Insurance. The Borrower will, and will cause each Subsidiary to, maintain with financially sound and reputable insurance companies insurance in such amounts and covering such risks as is reasonably consistent with sound business practice, and the Borrower will furnish to the Agent and any Lender upon request full information as to the insurance carried.

 6.7. Compliance with Laws. The Borrower will, and will cause each Subsidiary to, comply with all laws, statutes (including, without limitation, the Exchange Act, the Advisers Act, the Investment Company Act and applicable Environmental Laws), rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject.

 6.8. Maintenance of Properties. The Borrower will, and will cause each Subsidiary to, do all things necessary to maintain, preserve, protect and keep its Property in good repair, working order and condition, and make all necessary and proper repairs, renewals and replacements so that its business carried on in connection therewith may be properly conducted at all times.

6.9. Inspection. The Borrower will, and will cause each Subsidiary to, permit the Agent and the Lenders, by their respective representatives and agents, to inspect any of the Property, corporate books and financial records of the Borrower and each Subsidiary, to examine and make copies of the books of accounts and other financial records of the Borrower and each Subsidiary, and to discuss the affairs, finances and accounts of the Borrower and each Subsidiary with, and to be advised as to the same by, their respective officers at such reasonable times and intervals as the Agent or any Lender may designate. The Borrower will keep or cause to be kept, and cause each Subsidiary to keep or cause to be kept, appropriate records and books of account in which complete entries are to be made reflecting its and their business and financial transactions, such entries to be made in accordance with Agreement Accounting Principles consistently applied.

6.10. [Intentionally left blank]

6.11. Ownership of Subsidiaries. The Borrower will continue to own, directly or indirectly, beneficially and of record, free and clear of all Liens and restrictions, 75% of the outstanding shares of capital stock each of RJA and RJFS.

6.12. Indebtedness. The Borrower will not, nor will it permit any Subsidiary to, create, incur or suffer to exist any Indebtedness, except:

(a) The Loans hereunder and Indebtedness under the Term Credit Agreement;

(b) Existing Indebtedness described on Schedule II hereto;

(c) Securities sold under agreements to repurchase (to the extent such obligations constitute Indebtedness);

(d) Contingent Obligations permitted by Section 6.16;

(e) Capital Lease Obligations and purchase money Indebtedness not exceeding $25,000,000 in the aggregate at any time outstanding;

(f) (i) Moneys due to counterparties under stock loan transactions, (ii) liabilities to customers for cash on deposit, (iii) liabilities to brokers, dealers and clearing organizations relating to the settlement of securities transactions, and (iv) moneys due to counterparties under interest rate swap transactions;

(g) Indebtedness of Raymond James Credit Corporation in an aggregate principal amount not exceeding $50,000,000 used to finance loans collateralized by public company restricted or control shares;

(h) Indebtedness of any Subsidiary for borrowed money from the Borrower which is not subordinated by its terms to other Indebtedness of such Subsidiary;

(i) Additional mortgage Indebtedness in an aggregate principal amount not exceeding $40,000,000, the proceeds of which are used to expand the Borrower's corporate headquarters;

(j) Additional guarantees or loans by the Borrower of up to $40,000,000 with respect to the activities of Raymond James Tax Credit Funds, Inc. or any of its Subsidiaries; and

(k) Unsecured Indebtedness not otherwise permitted by this Section 6.12 in an aggregate principal amount not exceeding $5,000,000.

6.13. Merger. The Borrower will not, nor will it permit any Subsidiary to, merge or consolidate with or into any other Person, except that (a) a Wholly-Owned Subsidiary may merge into the Borrower or any Wholly-Owned Subsidiary of the Borrower, (b) the Borrower or any Subsidiary may merge or consolidate with any other Person so long as the Borrower or such Subsidiary is the continuing or surviving corporation and, prior to and after giving effect to such merger or consolidation, no Default or Unmatured Default shall exist, and (c) any Subsidiary may enter into a merger or consolidation as a means of effecting a disposition permitted by Section 6.14.

6.14. Sale of Assets. The Borrower will not, nor will it permit any Subsidiary to, lease, sell, transfer or otherwise dispose of its Property, to any other Person except for (a) sales of securities sold in the ordinary course of business, and (b) leases, sales, transfers or other dispositions of its Property that, together with all other Property of the Borrower and its Subsidiaries previously leased, sold or disposed of (other than sales of securities sold in the ordinary course of business) as permitted by this Section 6.14 during the twelve-month period ending with the month in which any such lease, sale or other disposition occurs, do not constitute a Substantial Portion of the Property of the Borrower and its Subsidiaries.

6.15. Investments and Acquisitions. The Borrower will not, nor will it permit any Subsidiary to, make or suffer to exist any Investments (including, without limitation, loans and advances to, and other Investments in, Subsidiaries), or commitments therefor, or to create any Subsidiary or to become or remain a partner in any partnership or joint venture, or to make any Acquisition of any Person, except:

(a) Existing Investments in Subsidiaries and Affiliates;

(b) Obligations of, or fully guaranteed by, the United States of America; commercial paper and other short-term notes and securities rated investment grade by a national securities rating agency; demand deposit accounts maintained in the ordinary course of business; and certificates of deposit issued by and time deposits with commercial banks (whether domestic or foreign) having capital and surplus in excess of $100,000,000;

(c) Publicly-traded securities and private equity participations;

(d) Additional Investments in existing Subsidiaries of the Borrower provided that no Default or Unmatured Default shall have occurred and be continuing either immediately before or after giving effect to such transaction and no Material Adverse Effect would result therefrom;

(e) Acquisitions of or Investments in the capital stock, assets, obligations or other securities of or interest in other Persons provided that (i) each such Person shall be (x) in regard to Material Subsidiaries, incorporated, organized or otherwise formed under the laws of any state of the United States, and (y) engaged in a line of business not substantially different from those lines of business carried on by the Borrower and its Subsidiaries on the date hereof, (ii) the transaction (or any tender offer commencing a proposed transaction) shall have been approved and recommended by the board of directors (or functional equivalent thereof) of such Person, and (iii) no Default or Unmatured Default shall have occurred and be continuing either immediately before or after giving effect to such transaction and no Material Adverse Effect would result therefrom;

(f) Repurchases of up to 5,000,000 shares of the Borrower's common stock to fund the Borrower's incentive stock option and stock purchase plans and other corporate purposes; and

(g) Securities purchased under agreements to resell (to the extent such transactions constitute Investments).

6.16. Contingent Obligations. The Borrower will not, nor will it permit any Subsidiary to, make or suffer to exist any Contingent Obligation (including, without limitation, any Contingent Obligation with respect to the obligations of a Subsidiary), except

(a) by endorsement of instruments for deposit or collection in the ordinary course of business;

(b) guarantees by the Borrower of the Indebtedness of Raymond James Credit Corporation in an aggregate principal amount not exceeding $50,000,000 referred to in Section 6.12(g);

(c) guarantees by the Borrower with respect to settlement of securities transactions by its Affiliates extended to customers of, lenders to, or clearing agencies for, such Affiliates;

(d) guarantees or loans by the Borrower of up to $100,000,000 with respect to the activities of Raymond James Tax Credit Funds, Inc. or any of its Subsidiaries;

(e) guarantees by the Borrower relating to the market value of the net performance obligations of RJ Capital Services, Inc. owed to counterparties under interest rate swap transactions documented under the ISDA (International Swaps Dealer Association) form Master Agreement and applicable Addenda up to $20,000,000 in the aggregate; and

(f) guarantees by the Borrower (or any Subsidiary) of the Indebtedness of any other Subsidiaries in an aggregate principal amount not exceeding $25,000,000.

 6.17. Liens. The Borrower will not, nor will it permit any Subsidiary to, create, incur, or suffer to exist any Lien in, of or on the Property of the Borrower or any of its Subsidiaries, except:

(a) Liens for taxes, assessments or governmental charges or levies on its Property if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being contested in good faith and by appropriate proceedings and for which adequate reserves in accordance with Agreement Accounting Principles shall have been set aside on its books;

(b) Liens imposed by law, such as carriers', warehousemen's and mechanics' liens and other similar liens arising in the ordinary course of business which secure the payment of obligations not more than 60 days past due or which are being contested in good faith by appropriate proceedings and for which adequate reserves shall have been set aside on its books;

(c) Liens arising out of pledges or deposits under worker's compensation laws, unemployment insurance, old age pensions, or other social security or retirement benefits, or similar legislation;

(d) Utility easements, building restrictions and such other encumbrances or charges against real property as are of a nature generally existing with respect to properties of a similar character and which do not in any material way affect the marketability of the same or interfere with the use thereof in the business of the Borrower or its Subsidiaries;

(e) Liens securing the Indebtedness permitted by Sections 6.12(b), (c) and (f); and

(f) Liens incurred in the ordinary course of the settlement of securities transactions.

 6.18. Affiliates. The Borrower will not, and will not permit any Subsidiary to, enter into any transaction (including, without limitation, the purchase or sale of any Property or service) with, or make any payment or transfer to, any Affiliate except (a) in the ordinary course of business and pursuant to the reasonable requirements of the Borrower's or such Subsidiary's business and upon fair and reasonable terms and (b) transactions among the Borrower and Wholly-Owned Subsidiaries of the Borrower.

6.19. Change in Corporate Structure; Fiscal Year. The Borrower shall not, nor shall it permit any Material Subsidiary to, (a) permit any amendment or modification to be made to its certificate or articles of incorporation or by-laws which is materially adverse to the interests of the Lenders (provided that the Borrower shall notify the Agent of any other amendment or modification thereto as soon as practicable thereafter) or (b) change its Fiscal Year to end on any date other than the last Friday in September of each year.

6.20. Inconsistent Agreements. The Borrower shall not, nor shall it permit any Subsidiary to, enter into any indenture, agreement, instrument or other arrangement which (a) directly or indirectly prohibits or restrains, or has the effect of prohibiting or restraining, or imposes materially adverse conditions upon, the incurrence of the Obligations, the amending of the Loan Documents or the ability of any Subsidiary to (i) pay dividends or make other distributions on its capital stock, (ii) make loans or advances to the Borrower, or (iii) repay loans or advances from the Borrower or (b) contains any provision which would be violated or breached by the making of Advances or by the performance by the Borrower or any Subsidiary of any of its obligations under any Loan Document.

6.21. Financial Covenants.

6.21.1 Minimum Tangible Net Worth. The Borrower on a consolidated basis with its Subsidiaries at all times after October 21, 2002 shall maintain Tangible Net Worth of not less than (i) $650,000,000 plus (ii) 50% of cumulative Net Income (if positive) earned after June 30, 2002.

6.21.2 Double Leverage Ratio. The Borrower on a parent-only basis at all times after the date hereof shall maintain a Double Leverage Ratio of not more than 1.15 to 1.0.

6.21.3 RJA Net Capital. The Borrower shall cause RJA at all times after the date hereof to maintain a ratio (computed in accordance with Exhibit A to Rule 15c3-3, "Formula for Determination of Reserve Requirements for Brokers and Dealers") of Net Capital to Aggregate Debit Items of not less than 10%.

6.21.4 RJFS Net Capital. The Borrower shall cause RJFS at all times after the date hereof to maintain a ratio (computed in accordance with Exhibit A to Rule 15c3-3, "Formula for Determination of Reserve Requirements for Brokers and Dealers") of Aggregate Indebtedness to Net Capital of not more than 9.0 to 1.0.

 6.21.5 RJA/RJFS Excess Net Capital. The Borrower shall cause RJA and RJFS at all times to have combined Excess Net Capital of not less than $200,000,000."

IV. Upfront Fee/Lender's Commitment

The Borrower agrees to pay to the Agent for the account of each of the three extending Lenders signatory to this Amendment No. 3 an upfront fee in an amount equal to 0.10% of such Lender's Commitment, payable on the effective date of this Amendment No. 3. Each such Lender hereby agrees to increase the amount of its Commitment under the Agreement to $20,000,000 as set forth opposite its signature below.

V. Representations

In order to induce the Lenders and the Agent to execute and deliver this Amendment No. 3, the Borrower represents and warrants to the Lenders that, both before and after giving effect to this Amendment No. 3, (i) there exists no Default or Unmatured Default on the date hereof, (ii) each of the representations and warranties contained in Article V of the Agreement is true and correct on the date hereof, (iii) the execution and delivery by the Borrower of this Amendment No. 3 have been duly authorized by all requisite corporate proceedings, (iv) this Amendment No. 3 constitutes the legal, valid and binding obligation of the Borrower enforceable in accordance with its terms, and (v) no authorization or approval of, and no notice to or filing with, any Governmental Authority or other Person is required for the due execution, delivery or performance of this Amendment No. 3 by the Borrower.

VI. Effectiveness

This Amendment No. 3 shall become effective as of the date first above written upon fulfillment of the following conditions (and when notice thereof shall have been given by the Agent to the Borrower and the Lenders):

(i) the Borrower shall have paid (A) the Agent the fee mutually agreed upon between the Borrower and the Agent, (B) the upfront fee to the Lenders provided in Section III above and (C) the Agent's counsel its reasonable fees and disbursements relating to the preparation and execution of this Amendment No. 3;

(ii) the Agent shall have received counterparts of this Amendment No. 3 duly executed by the Borrower and the Lenders;

(iii) the Borrower shall have delivered to the Agent a certificate of Borrower's Secretary, a certificate of Borrower's Chief Financial Officer, and an opinion of Borrower's counsel in form and substance satisfactory to the Agent and its counsel; and

(iv) the Borrower shall have repaid Bank of America, as a non-extending former Lender, its $12,500,000 portion of the outstanding Term Loan, together with all accrued interest thereon, and the remaining Lenders, in accordance with their respective Commitments, shall have advanced to the Borrower an additional $22,500,000 constituting the extended Term Loan in the increased amount of $60,000,000.

VII. Ratification

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

VIII. Governing Law

THIS AMENDMENT NO. 3 SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

IX. Execution in Counterparts

This Amendment No. 3 may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

[signature page follows]

IN WITNESS WHEREOF, the parties hereto have executed this Amendment No. 3 as of the date first above written.

RAYMOND JAMES FINANCIAL, INC. By: Title:
Commitment: $20,000,000	BANK ONE, NA, Individually and as Administrative Agent By: Title:
Commitment: $20,000,000	CITIBANK, N.A., Individually and as Syndication Agent By: Title:
Commitment: $20,000,000	JP MORGAN CHASE BANK (formerly THE CHASE MANHATTAN BANK), Individually and as Documentation Agent By: Title:
Aggregate Commitment: $60,000,000

Schedule II

Raymond James Financial, Inc.

Schedule of Existing Indebtedness

Raymond James & Associates, Inc. (RJA) $40 million mortgage indebtedness on the corporate headquarters.

RJA secured and unsecured lines of credit used to facilitate the broker-dealer business.

Raymond James Credit Corporation (RJCC) lines of credit to fund Regulation U customer lending (guaranteed by Raymond James Financial, Inc.)

Stadium Naming Rights, original obligation dated July 26, 1998, totaling $35,747,700 over 13 years.

Guarantees with respect to settlement of securities transactions by its own offices or foreign joint ventures extended to customers of, lenders to or clearing agencies for, its own offices, or foreign joint ventures.

Raymond James Financial, Inc. guarantees for and loans to Raymond James Tax Credit Funds, Inc. up to $60 million.

Raymond James Bank secured FHLB advances to provide traditional banking products and services to the firm's broker-dealer clients.

Exhibit 10.6

AMENDMENT NO. 5 TO REVOLVING CREDIT AGREEMENT

This AMENDMENT NO. 5 TO REVOLVING CREDIT AGREEMENT ("Amendment No. 5") is dated as of October 21, 2002 by and among RAYMOND JAMES FINANCIAL, INC., a Florida corporation (the "Borrower"), the Lenders named in the Revolving Credit Agreement referred to below (the "Lenders"), and BANK ONE, NA, a national banking association having its headquarters in Chicago, Illinois, individually and as administrative agent (the "Agent") for the Lenders.

W I T N E S S E T H:

WHEREAS, the Borrower, the Lenders and the Agent are parties to that certain Revolving Credit Agreement dated as of October 26, 1999, as amended by that certain (i) Waiver and Amendment dated as of October 13, 2000, (ii) Amendment No. 2 to Revolving Credit Agreement dated as of October 24, 2000, (iii) Amendment No. 3 to Revolving Credit Agreement dated as of May 24, 2001 and (iv) Amendment No. 4 to Revolving Credit Agreement dated as of October 23, 2001 (the "Agreement"); and

WHEREAS, the parties desire to make certain modifications to the Agreement, including an extension of the Facility Termination Date to October 17, 2003 and a reduction in the Aggregate Commitment from $125,000,000 to $100,000,000.

NOW, THEREFORE, in consideration of the premises herein contained, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereby agree as follows:

I. Defined Terms

Each capitalized term used herein but not otherwise defined herein shall have the meaning ascribed to such term in the Agreement.

II. Certain Amendments to Agreement

2.1 The definition of "Agents" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Agents' means and includes the Agent, the Syndication Agent and the Documentation Agent."

2.2 Each Lender shall reduce the amount of its Commitment under the Agreement from $31,250,000 to $25,000,000 as set forth opposite its signature below. The definition of "Aggregate Commitment" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Aggregate Commitment' means the aggregate of the Commitments of all the Lenders hereunder. The current Aggregate Commitment is $100,000,000."

2.3 The definition of "Change in Control" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Change in Control' means the acquisition by any Person, or two or more Persons acting in concert, including without limitation any acquisition effected by means of a merger or consolidation, of beneficial ownership (within the meaning of Rule 13d-3 of the Commission under the Exchange Act) of 30% or more of the outstanding shares of voting stock of the Borrower. For purposes of making such calculation, an "acquisition" shall not include a transfer of shares by a shareholder or his estate to members of his immediate family (spouse, children, grandchildren, spouses of children or grandchildren) or to trusts for the benefit of the shareholder or members of his immediate family."

2.4 The definition of "Eurodollar Base Rate" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Eurodollar Base Rate' means, with respect to a Eurodollar Advance for the relevant Interest Period, the applicable British Bankers' Association LIBOR rate for deposits in U.S. dollars as reported by any generally recognized financial information service as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, provided that, if no such British Bankers' Association LIBOR rate is available to the Agent, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the rate determined by the Agent to be the rate at which Bank One or one of its Affiliate banks offers to place deposits in U.S. dollars with first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of Bank One's relevant Eurodollar Loan and having a maturity equal to such Interest Period."

2.5 The definition of "Eurodollar Rate" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Eurodollar Rate' means, with respect to a Eurodollar Advance for the relevant Interest Period, the sum of (a) the quotient of (i) the Eurodollar Base Rate applicable to such Interest Period, divided by (ii) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period, plus (b) (i) 1.00% per annum during any period when the outstanding principal amount of the Advances is less than 50% of the Aggregate Commitment and (ii) 1.125% per annum during any period when the outstanding principal amount of the Advances is greater than or equal to 50% of the Aggregate Commitment."

2.6 The definition of "Facility Termination Date" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Facility Termination Date' means October 17, 2003 or any later date as may be specified as the Facility Termination Date in accordance with Section 2.18 or any earlier date on which the Aggregate Commitment is reduced to zero or otherwise terminated pursuant to the terms hereof."

2.7 Section 5.17 of the Agreement entitled "Insurance" is hereby amended in its entirety to read as follows:

"5.17 Insurance. The Borrower and its Subsidiaries maintain with financially sound and reputable insurance companies insurance on their Property in such amounts and covering such risks as is reasonably consistent with sound business practice."

2.8 Section 10.15 of the Agreement entitled "Syndication Agent, Co-Documentation Agents, etc." is hereby amended to substitute the phrase "Documentation Agent" for "Co-Documentation Agents" in the caption and the phrase "Documentation Agent" for "Co-Documentation Agent" in the first sentence of such Section.

2.9 Schedule II to the Agreement entitled "Existing Indebtedness" is hereby amended in its entirety in the form attached as Schedule II to this Amendment No. 5.

III. Amendment and Restatement of Article VI of Agreement

Article VI of the Agreement entitled "Covenants" is hereby amended and restated in its entirety to read as follows:

"ARTICLE VI

COVENANTS

During the term of this Agreement, unless the Required Lenders shall otherwise consent in writing:

6.1. Financial Reporting. The Borrower will maintain, for itself and each Subsidiary, a system of accounting established and administered in accordance with Agreement Accounting Principles, consistently applied, and will furnish to the Lenders:

(a) As soon as practicable and in any event within 90 days after the close of each of its Fiscal Years, an unqualified audit report from PricewaterhouseCoopers LLP or other independent certified public accountants acceptable to the Lenders, prepared in accordance with Agreement Accounting Principles on a consolidated and consolidating basis (consolidating statements need not be certified by such accountants) for itself and its Subsidiaries, including balance sheets as of the end of such period and related statements of income, changes in shareholders' equity and cash flows, and accompanied by (i) any management letter prepared by said accountants (when available) and (ii) a certificate of said accountants that, in the course of the examination necessary for the preparation of their audit report, they have obtained no knowledge of any Default or Unmatured Default, or if, in the opinion of such accountants, any Default or Unmatured Default shall exist, stating the nature and status thereof.

(b) As soon as practicable and in any event within 45 days after the close of the first three Fiscal Quarters of each of its Fiscal Years, for itself and its Subsidiaries, consolidated and consolidating unaudited balance sheets as at the close of each such period and consolidated and consolidating statements of income, changes in shareholders' equity and cash flows for the period from the beginning of such Fiscal Year to the end of such quarter, all certified by its chief financial officer.

(c) As soon as practicable and in any event within 25 days after the close of each Fiscal Quarter, the FOCUS Report for such Fiscal Quarter filed by RJA and RJFS with the Commission.

(d) Together with the financial statements required by clauses (a) and (b) above, a Compliance Certificate signed by its chief financial officer showing the calculations necessary to determine compliance with this Agreement and stating that no Default or Unmatured Default exists, or if any Default or Unmatured Default exists, stating the nature and status thereof.

(e) Within 270 days after the close of each Fiscal Year, a statement of the Unfunded Liabilities of each Single Employer Plan, if any, certified as correct by an actuary enrolled under ERISA.

(f) As soon as possible and in any event within 10 days after any Authorized Officer of the Borrower learns thereof, notice of the assertion or commencement of any claim, action, litigation, suit or proceeding against or affecting the Borrower or any Subsidiary, including any investigation or proceeding commenced by the Commission, NASD, MSRB, NYSE or any other Governmental Authority, Self-Regulatory Organization or securities exchange, which could reasonably be expected to have a Material Adverse Effect.

(g) Promptly upon the furnishing thereof to the shareholders of the Borrower, copies of all financial statements, reports and proxy statements so furnished.

(h) Within 15 days after the filing thereof, copies of all effective registration statements (other than on Form S-8) and annual, quarterly, monthly or other regular reports which the Borrower files with the Commission and, upon request, any such reports filed by any Subsidiary.

(i) Such other information (including non-financial information) as the Agent or any Lender may from time to time reasonably request.

6.2. Use of Proceeds. The Borrower will, and will cause each Subsidiary to, use the proceeds of the Advances for general corporate purposes, including without limitation friendly acquisitions, share repurchases and asset purchases. The Borrower will not, nor will it permit any Subsidiary to, use any of the proceeds of the Advances to (i) purchase or carry any Margin Stock in violation of Regulation T, Regulation U or Regulation X, (ii) finance the Acquisition of any Person which has not been approved and recommended by the board of directors (or functional equivalent thereof) of such Person, or (iii) fund loans from the Borrower to any Subsidiary of the Borrower, which loans by their terms are subordinated to other Indebtedness of such Subsidiary.

6.3. Notice of Default. Within 10 days after any Authorized Officer of the Borrower has knowledge thereof, the Borrower will give notice in writing to the Lenders of the occurrence of (a) any Default or Unmatured Default or (b) any other event or development, financial or otherwise, which could reasonably be expected to have a Material Adverse Effect other than matters generally affecting the economy or the financial services industry.

6.4. Conduct of Business. The Borrower will, and will cause each Material Subsidiary to, (a) subject to Section 6.13(c), preserve and maintain its corporate existence, rights, franchises and privileges in the jurisdiction of its incorporation, (b) maintain all registrations, licenses, consents, approvals and authorizations from and with any Governmental Authority, Self-Regulatory Organization or securities exchange necessary or material to the conduct of its business, and (c) qualify and remain qualified as a foreign corporation in each jurisdiction in which its ownership or lease of property or the conduct of its business requires such qualification, except where failure to qualify could not have a Material Adverse Effect. The Borrower will not, and will not permit any of its Material Subsidiaries to, engage in any material line of business substantially different from those lines of business carried on by it on the date hereof.

6.5. Taxes. The Borrower will, and will cause each Subsidiary to, timely file complete and correct United States Federal and applicable foreign, state and local tax returns required by applicable law and pay when due all taxes, assessments and governmental charges and levies upon it or its income, profits or Property, except those which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves have been set aside in accordance with Agreement Accounting Principles.

6.6. Insurance. The Borrower will, and will cause each Subsidiary to, maintain with financially sound and reputable insurance companies insurance in such amounts and covering such risks as is reasonably consistent with sound business practice, and the Borrower will furnish to the Agent and any Lender upon request full information as to the insurance carried.

6.7. Compliance with Laws. The Borrower will, and will cause each Subsidiary to, comply with all laws, statutes (including, without limitation, the Exchange Act, the Advisers Act, the Investment Company Act and applicable Environmental Laws), rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject.

6.8. Maintenance of Properties. The Borrower will, and will cause each Subsidiary to, do all things necessary to maintain, preserve, protect and keep its Property in good repair, working order and condition, and make all necessary and proper repairs, renewals and replacements so that its business carried on in connection therewith may be properly conducted at all times.

6.9. Inspection. The Borrower will, and will cause each Subsidiary to, permit the Agent and the Lenders, by their respective representatives and agents, to inspect any of the Property, corporate books and financial records of the Borrower and each Subsidiary, to examine and make copies of the books of accounts and other financial records of the Borrower and each Subsidiary, and to discuss the affairs, finances and accounts of the Borrower and each Subsidiary with, and to be advised as to the same by, their respective officers at such reasonable times and intervals as the Agent or any Lender may designate. The Borrower will keep or cause to be kept, and cause each Subsidiary to keep or cause to be kept, appropriate records and books of account in which complete entries are to be made reflecting its and their business and financial transactions, such entries to be made in accordance with Agreement Accounting Principles consistently applied.

6.10. [Intentionally left blank]

6.11. Ownership of Subsidiaries. The Borrower will continue to own, directly or indirectly, beneficially and of record, free and clear of all Liens and restrictions, 75% of the outstanding shares of capital stock each of RJA and RJFS.

6.12. Indebtedness. The Borrower will not, nor will it permit any Subsidiary to, create, incur or suffer to exist any Indebtedness, except:

(a) The Loans hereunder and Indebtedness under the Term Credit Agreement;

(b) Existing Indebtedness described on Schedule II hereto;

(c) Securities sold under agreements to repurchase (to the extent such obligations constitute Indebtedness);

(d) Contingent Obligations permitted by Section 6.16;

(e) Capital Lease Obligations and purchase money Indebtedness not exceeding $25,000,000 in the aggregate at any time outstanding;

(f) (i) Moneys due to counterparties under stock loan transactions, (ii) liabilities to customers for cash on deposit, (iii) liabilities to brokers, dealers and clearing organizations relating to the settlement of securities transactions, and (iv) moneys due to counterparties under interest rate swap transactions;

(g) Indebtedness of Raymond James Credit Corporation in an aggregate principal amount not exceeding $50,000,000 used to finance loans collateralized by public company restricted or control shares;

(h) Indebtedness of any Subsidiary for borrowed money from the Borrower which is not subordinated by its terms to other Indebtedness of such Subsidiary;

(i) Additional mortgage Indebtedness in an aggregate principal amount not exceeding $40,000,000, the proceeds of which are used to expand the Borrower's corporate headquarters;

(j) Additional guarantees or loans by the Borrower of up to $40,000,000 with respect to the activities of Raymond James Tax Credit Funds, Inc. or any of its Subsidiaries; and

(k) Unsecured Indebtedness not otherwise permitted by this Section 6.12 in an aggregate principal amount not exceeding $5,000,000.

6.13. Merger. The Borrower will not, nor will it permit any Subsidiary to, merge or consolidate with or into any other Person, except that (a) a Wholly-Owned Subsidiary may merge into the Borrower or any Wholly-Owned Subsidiary of the Borrower, (b) the Borrower or any Subsidiary may merge or consolidate with any other Person so long as the Borrower or such Subsidiary is the continuing or surviving corporation and, prior to and after giving effect to such merger or consolidation, no Default or Unmatured Default shall exist, and (c) any Subsidiary may enter into a merger or consolidation as a means of effecting a disposition permitted by Section 6.14.

6.14. Sale of Assets. The Borrower will not, nor will it permit any Subsidiary to, lease, sell, transfer or otherwise dispose of its Property, to any other Person except for (a) sales of securities sold in the ordinary course of business, and (b) leases, sales, transfers or other dispositions of its Property that, together with all other Property of the Borrower and its Subsidiaries previously leased, sold or disposed of (other than sales of securities sold in the ordinary course of business) as permitted by this Section 6.14 during the twelve-month period ending with the month in which any such lease, sale or other disposition occurs, do not constitute a Substantial Portion of the Property of the Borrower and its Subsidiaries.

6.15. Investments and Acquisitions. The Borrower will not, nor will it permit any Subsidiary to, make or suffer to exist any Investments (including, without limitation, loans and advances to, and other Investments in, Subsidiaries), or commitments therefor, or to create any Subsidiary or to become or remain a partner in any partnership or joint venture, or to make any Acquisition of any Person, except:

(a) Existing Investments in Subsidiaries and Affiliates;

(b) Obligations of, or fully guaranteed by, the United States of America; commercial paper and other short-term notes and securities rated investment grade by a national securities rating agency; demand deposit accounts maintained in the ordinary course of business; and certificates of deposit issued by and time deposits with commercial banks (whether domestic or foreign) having capital and surplus in excess of $100,000,000;

(c) Publicly-traded securities and private equity participations;

(d) Additional Investments in existing Subsidiaries of the Borrower provided that no Default or Unmatured Default shall have occurred and be continuing either immediately before or after giving effect to such transaction and no Material Adverse Effect would result therefrom;

(e) Acquisitions of or Investments in the capital stock, assets, obligations or other securities of or interest in other Persons provided that (i) each such Person shall be (x) in regard to Material Subsidiaries, incorporated, organized or otherwise formed under the laws of any state of the United States, and (y) engaged in a line of business not substantially different from those lines of business carried on by the Borrower and its Subsidiaries on the date hereof, (ii) the transaction (or any tender offer commencing a proposed transaction) shall have been approved and recommended by the board of directors (or functional equivalent thereof) of such Person, and (iii) no Default or Unmatured Default shall have occurred and be continuing either immediately before or after giving effect to such transaction and no Material Adverse Effect would result therefrom;

(f) Repurchases of up to 5,000,000 shares of the Borrower's common stock to fund the Borrower's incentive stock option and stock purchase plans and other corporate purposes; and

(g) Securities purchased under agreements to resell (to the extent such transactions constitute Investments).

6.16. Contingent Obligations. The Borrower will not, nor will it permit any Subsidiary to, make or suffer to exist any Contingent Obligation (including, without limitation, any Contingent Obligation with respect to the obligations of a Subsidiary), except

(a) by endorsement of instruments for deposit or collection in the ordinary course of business;

(b) guarantees by the Borrower of the Indebtedness of Raymond James Credit Corporation in an aggregate principal amount not exceeding $50,000,000 referred to in Section 6.12(g);

(c) guarantees by the Borrower with respect to settlement of securities transactions by its Affiliates extended to customers of, lenders to, or clearing agencies for, such Affiliates;

(d) guarantees or loans by the Borrower of up to $100,000,000 with respect to the activities of Raymond James Tax Credit Funds, Inc. or any of its Subsidiaries;

(e) guarantees by the Borrower relating to the market value of the net performance obligations of RJ Capital Services, Inc. owed to counterparties under interest rate swap transactions documented under the ISDA (International Swaps Dealer Association) form Master Agreement and applicable Addenda up to $20,000,000 in the aggregate; and

(f) guarantees by the Borrower (or any Subsidiary) of the Indebtedness of any other Subsidiaries in an aggregate principal amount not exceeding $25,000,000.

6.17. Liens. The Borrower will not, nor will it permit any Subsidiary to, create, incur, or suffer to exist any Lien in, of or on the Property of the Borrower or any of its Subsidiaries, except:

(a) Liens for taxes, assessments or governmental charges or levies on its Property if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being contested in good faith and by appropriate proceedings and for which adequate reserves in accordance with Agreement Accounting Principles shall have been set aside on its books;

(b) Liens imposed by law, such as carriers', warehousemen's and mechanics' liens and other similar liens arising in the ordinary course of business which secure the payment of obligations not more than 60 days past due or which are being contested in good faith by appropriate proceedings and for which adequate reserves shall have been set aside on its books;

(c) Liens arising out of pledges or deposits under worker's compensation laws, unemployment insurance, old age pensions, or other social security or retirement benefits, or similar legislation;

(d) Utility easements, building restrictions and such other encumbrances or charges against real property as are of a nature generally existing with respect to properties of a similar character and which do not in any material way affect the marketability of the same or interfere with the use thereof in the business of the Borrower or its Subsidiaries;

(e) Liens securing the Indebtedness permitted by Sections 6.12(b), (c) and (f); and

(f) Liens incurred in the ordinary course of the settlement of securities transactions.

6.18. Affiliates. The Borrower will not, and will not permit any Subsidiary to, enter into any transaction (including, without limitation, the purchase or sale of any Property or service) with, or make any payment or transfer to, any Affiliate except (a) in the ordinary course of business and pursuant to the reasonable requirements of the Borrower's or such Subsidiary's business and upon fair and reasonable terms and (b) transactions among the Borrower and Wholly-Owned Subsidiaries of the Borrower.

6.19. Change in Corporate Structure; Fiscal Year. The Borrower shall not, nor shall it permit any Material Subsidiary to, (a) permit any amendment or modification to be made to its certificate or articles of incorporation or by-laws which is materially adverse to the interests of the Lenders (provided that the Borrower shall notify the Agent of any other amendment or modification thereto as soon as practicable thereafter) or (b) change its Fiscal Year to end on any date other than the last Friday in September of each year.

6.20. Inconsistent Agreements. The Borrower shall not, nor shall it permit any Subsidiary to, enter into any indenture, agreement, instrument or other arrangement which (a) directly or indirectly prohibits or restrains, or has the effect of prohibiting or restraining, or imposes materially adverse conditions upon, the incurrence of the Obligations, the amending of the Loan Documents or the ability of any Subsidiary to (i) pay dividends or make other distributions on its capital stock, (ii) make loans or advances to the Borrower, or (iii) repay loans or advances from the Borrower or (b) contains any provision which would be violated or breached by the making of Advances or by the performance by the Borrower or any Subsidiary of any of its obligations under any Loan Document.

6.21. Financial Covenants.

6.21.1 Minimum Tangible Net Worth. The Borrower on a consolidated basis with its Subsidiaries at all times after October 21, 2002 shall maintain Tangible Net Worth of not less than (i) $650,000,000 plus (ii) 50% of cumulative Net Income (if positive) earned after June 30, 2002.

6.21.2 Double Leverage Ratio. The Borrower on a parent-only basis at all times after the date hereof shall maintain a Double Leverage Ratio of not more than 1.15 to 1.0.

6.21.3 RJA Net Capital. The Borrower shall cause RJA at all times after the date hereof to maintain a ratio (computed in accordance with Exhibit A to Rule 15c3-3, "Formula for Determination of Reserve Requirements for Brokers and Dealers") of Net Capital to Aggregate Debit Items of not less than 10%.

6.21.4 RJFS Net Capital. The Borrower shall cause RJFS at all times after the date hereof to maintain a ratio (computed in accordance with Exhibit A to Rule 15c3-3, "Formula for Determination of Reserve Requirements for Brokers and Dealers") of Aggregate Indebtedness to Net Capital of not more than 9.0 to 1.0.

6.21.5 RJA/RJFS Excess Net Capital. The Borrower shall cause RJA and RJFS at all times to have combined Excess Net Capital of not less than $200,000,000."

IV. Representations

In order to induce the Lenders and the Agent to execute and deliver this Amendment No. 5, the Borrower represents and warrants to the Lenders that, both before and after giving effect to this Amendment No. 5, (i) there exists no Default or Unmatured Default on the date hereof, (ii) each of the representations and warranties contained in Article V of the Agreement is true and correct on the date hereof, (iii) the execution and delivery by the Borrower of this Amendment No. 5 have been duly authorized by all requisite corporate proceedings, (iv) this Amendment No. 5 constitutes the legal, valid and binding obligation of the Borrower enforceable in accordance with its terms, and (v) no authorization or approval of, and no notice to or filing with, any Governmental Authority or other Person is required for the due execution, delivery or performance of this Amendment No. 5 by the Borrower.

V. Effectiveness

This Amendment No. 5 shall become effective as of the date first above written upon fulfillment of the following conditions (and when notice thereof shall have been given by the Agent to the Borrower and the Lenders):

(i) the Borrower shall have paid (A) the Agent the fee mutually agreed upon between the Borrower and the Agent and (B) the Agent's counsel its reasonable fees and disbursements relating to the preparation and execution of this Amendment No. 5;

(ii) the Agent shall have received counterparts of this Amendment No. 5 duly executed by the Borrower and the Lenders; and

(iii) the Borrower shall have delivered to the Agent a certificate of Borrower's Secretary, a certificate of Borrower's Chief Financial Officer, and an opinion of Borrower's counsel in form and substance satisfactory to the Agent and its counsel.

VI. Ratification

Except as specifically provided herein, the Agreement shall otherwise remain unaltered and in full force and effect, and the respective terms, conditions and covenants thereof are hereby ratified and confirmed in all respects as originally executed. Upon the effectiveness of this Amendment No. 5, each reference in the Agreement to "this Agreement", "hereof", "herein", "hereunder" or words of like import shall mean and be a reference to the Agreement as amended hereby.

VII. Governing Law

THIS AMENDMENT NO. 5 SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

VIII. Execution in Counterparts

This Amendment No. 5 may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

[signature page follows]

IN WITNESS WHEREOF, the parties hereto have executed this Amendment No. 5 as of the date first above written.

RAYMOND JAMES FINANCIAL, INC. By:_______________________________ Title:______________________________
Commitment: $25,000,000	BANK ONE, NA, Individually and as Administrative Agent By:_______________________________ Title:______________________________
Commitment: $25,000,000	CITIBANK, N.A., Individually and as Syndication Agent By:_______________________________ Title:______________________________
Commitment: $25,000,000	JP MORGAN CHASE BANK (formerly THE CHASE MANHATTAN BANK), Individually and as Documentation Agent By:_______________________________ Title:______________________________
Commitment: $25,000,000	BANK OF AMERICA, NATIONAL ASSOCIATION By:_______________________________ Title:______________________________
Aggregate Commitment: $100,000,000

Schedule II

Raymond James Financial, Inc.

Schedule of Existing Indebtedness

Raymond James & Associates, Inc. (RJA) $40 million mortgage indebtedness on the corporate headquarters.

RJA secured and unsecured lines of credit used to facilitate the broker-dealer business.

Raymond James Credit Corporation (RJCC) lines of credit to fund Regulation U customer lending (guaranteed by Raymond James Financial, Inc.)

Stadium Naming Rights, original obligation dated July 26, 1998, totaling $35,747,700 over 13 years.

Guarantees with respect to settlement of securities transactions by its own offices or foreign joint ventures extended to customers of, lenders to or clearing agencies for, its own offices, or foreign joint ventures.

Raymond James Financial, Inc. guarantees for and loans to Raymond James Tax Credit Funds, Inc. up to $60 million.

Raymond James Bank secured FHLB advances to provide traditional banking products and services to the firm's broker-dealer clients.

Exhibit 10.10

AAA-1892 000433900

RENEWAL PROMISSORY NOTE

$48,000,000.00 St. Petersburg, Florida

December __, 2002

FOR VALUE RECEIVED, Raymond James & Associates, Inc. ("Borrower"), a Florida corporation having its principal place of business at 880 Carillon Parkway, St. Petersburg, Florida 33716, promises to pay to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA ("Lender"), a New York corporation, or order, at Lender's offices at 730 Third Avenue, New York, New York 10017 or at such other place as Lender designates in writing, the principal sum of FORTY-EIGHT MILLION DOLLARS ($48,000,000.00) (the principal sum or so much of the principal sum as may be advanced and outstanding from time to time, the "Principal"), in lawful money of the United States of America, with interest on the Principal from the date of this Renewal Promissory Note (this "Note") through and including January 1, 2023 (the "Maturity Date") at the fixed rate of five and seventy hundredths percent (5.70%) per annum (the "Fixed Interest Rate").

This Note is secured by, among other things, a Renewal Mortgage, Spreader Agreement, Assignment of Leases and Rents, Security Agreement and Fixture Filing, (the "Mortgage") dated the date of this Note, made by Borrower for the benefit of Lender as security for the Loan. All capitalized terms not expressly defined in this Note will have the definitions set forth in the Mortgage.

Section 1. Payments of Principal and Fixed Interest.

(a) Borrower will make monthly installment payments ("Debt Service Payments") as follows:

(i) On January 1, 2003, a payment of accrued interest on the Principal at the Fixed Interest Rate; and

(ii) On February 1, 2003 and on the first day of each succeeding calendar month through and including January 1, 2023, payments in the amount of Three Hundred Thirty-Five Thousand, Six Hundred Thirty-Two and 00/100Dollars ($335,632.00), each of which will be applied first to accrued interest on the Principal at the Fixed Interest Rate and then to the Principal.

(b) On the Maturity Date, Borrower will pay the Principal in full together with accrued interest at the Fixed Interest Rate and all other amounts due under the Loan Documents.

Section 2. Prepayment Provisions.

(a) The following definitions apply:

"Discount Rate" means the yield on a U.S. Treasury issue selected by Lender, as published in the WALL STREET JOURNAL, two weeks prior to prepayment, having a maturity date corresponding (or most closely corresponding, if not identical) to the Maturity Date, and, if applicable, a coupon rate corresponding (or most closely corresponding, if not identical) to the Fixed Interest Rate plus 50 basis points.

"Default Discount Rate" means the Discount Rate less 300 basis points.

"Discounted Value" means the Discounted Value of a Note Payment based on the following formula:

NP__

(1 + R/12)n = Discounted Value

NP = Amount of Note Payment

R = Discount Rate or Default Discount Rate as the case may be.

n = The number of months between the date of prepayment and the scheduled date of the Note Payment being discounted rounded to the nearest integer.

"Note Payments" means (i) the scheduled Debt Service Payments for the period from the date of prepayment through the Maturity Date and (ii) the scheduled repayment of Principal, if any, on the Maturity Date.

"Prepayment Date Principal" means the Principal on the date of prepayment.

(b) This Note may not be prepaid in full or in part before January 1, 2007. Commencing on January 1, 2007, provided there is no Event of Default, Borrower may prepay this Note in full, but not in part, on the first day of any calendar month, upon 90 days prior notice to Lender and upon payment in full of the Debt which will include a payment (the "Prepayment Premium") equal to the greater of (i) an amount equal to the product of 1% times the Prepayment Date Principal and (ii) the amount by which the sum of the Discounted Values of Note Payments, calculated at the Discount Rate, exceeds the Prepayment Date Principal. Provided there is no Event of Default, this Note may be prepaid in full without payment of the Prepayment Premium during the last 90 days of the Term. In order to calculate (ii) in the foregoing, each remaining Note Payment will be discounted and the resulting Discounted Values will be added together. This Note may not be prepaid without simultaneous prepayment in full of any other notes secured by the Loan Documents.

(c) After an Acceleration or upon any other prepayment not permitted by the Loan Documents, any tender of payment of the amount necessary to satisfy the Debt accelerated, any judgment of foreclosure, any statement of the amount due at the time of foreclosure (including foreclosure by power of sale) and any tender of payment made during any redemption period after foreclosure, will include a payment (the "Evasion Premium") equal to the greater of (i) an amount equal to the product of 1% plus 300 basis points times the Prepayment Date Principal, and (ii) the amount by which the sum of the Discounted Values of the Note Payments, calculated at the Default Discount Rate, exceeds the Prepayment Date Principal. In order to calculate (ii) in the foregoing, each remaining Note Payment will be discounted and the resulting Discounted Values will be added together.

(d) Borrower acknowledges that:

(i) a prepayment will cause damage to Lender;

(ii) the Evasion Premium is intended to compensate Lender for the loss of its investment and the expense incurred and time and effort associated with making the Loan, which will not be fully repaid if the Loan is prepaid;

(iii) it will be extremely difficult and impractical to ascertain the extent of Lender's damages caused by a prepayment after an Event of Default or any other prepayment not permitted by the Loan Documents; and

(iv) the Evasion Premium represents Lender and Borrower's reasonable estimate of Lender's damages for the prepayment and is not a penalty.

Section 3. Events of Default:

(a) It is an "Event of Default" under this Note:

(i) if Borrower fails to pay any amount due, as and when required, under this Note or any other Loan Document and the failure continues for a period of 5 days, provided that if Borrower fails twice in any 12-month period to make a Debt Service Payment, as and when required, then any additional failure to make a Debt Service Payment, as and when required, will be an immediate Event of Default without any grace period; or

(ii) if an Event of Default occurs under any other Loan Document.

(b) If an Event of Default occurs, Lender may declare all or any portion of the Debt immediately due and payable ("Acceleration") and exercise any of the other Remedies.

Section 4. Default Rate. Interest on the Principal will accrue at the Default Interest Rate from the date an Event of Default occurs.

Section 5. Late Charges.

(a) If Borrower fails to pay any Debt Service Payment when due or fails to pay any amount due under the Loan Documents on the Maturity Date (in either event, without giving consideration to any grace period contained in the Loan Documents), Borrower agrees to pay to Lender an amount (a "Late Charge") equal to five cents ($.05) for each one dollar ($1.00) of the delinquent payment.

(b) Borrower acknowledges that:

(i) a delinquent payment will cause damage to Lender;

(ii) the Late Charge is intended to compensate Lender for loss of use of the delinquent payment and the expense incurred and time and effort associated with recovering the delinquent payment;

(iii) it will be extremely difficult and impractical to ascertain the extent of Lender's damages caused by the delinquency; and

(iv) the Late Charge represents Lender and Borrower's reasonable estimate of Lender's damages from the delinquency and is not a penalty.

Section 6. Limitation of Liability. This Note is subject to the limitations on liability set forth in the Article of the Mortgage entitled "Limitation of Liability".

Section 7. WAIVERS. IN ADDITION TO THE WAIVERS SET FORTH IN THE ARTICLE OF THE MORTGAGE ENTITLED "WAIVERS", BORROWER WAIVES PRESENTMENT FOR PAYMENT, DEMAND, DISHONOR AND, EXCEPT AS EXPRESSLY SET FORTH IN THE LOAN DOCUMENTS, NOTICE OF ANY OF THE FOREGOING. BORROWER FURTHER WAIVES ANY PROTEST, LACK OF DILIGENCE OR DELAY IN COLLECTION OF THE DEBT OR ENFORCEMENT OF THE LOAN DOCUMENTS. BORROWER AND ALL INDORSERS, SURETIES AND GUARANTORS OF THE OBLIGATIONS CONSENT TO ANY EXTENSIONS OF TIME, RENEWALS, WAIVERS AND MODIFICATIONS THAT LENDER MAY GRANT WITH RESPECT TO THE OBLIGATIONS AND TO THE RELEASE OF ANY SECURITY FOR THIS NOTE AND AGREE THAT ADDITIONAL MAKERS MAY BECOME PARTIES TO THIS NOTE AND ADDITIONAL INDORSERS, GUARANTORS OR SURETIES MAY BE ADDED WITHOUT NOTICE AND WITHOUT AFFECTING THE LIABILITY OF THE ORIGINAL MAKER OR ANY ORIGINAL INDORSER, SURETY OR GUARANTOR.

Section 8. Commercial Loan. The Loan is made for the purpose of carrying on a business or commercial activity or acquiring or refinancing real or personal property as an investment or carrying on an investment activity and not for personal or household purposes.

Section 9. Usury Limitations. Borrower and Lender intend to comply with all Laws with respect to the charging and receiving of interest. Any amounts charged or received by Lender for the use or forbearance of the Principal to the extent permitted by Law, will be amortized and spread throughout the Term until payment in full so that the rate or amount of interest charged or received by Lender on account the Principal does not exceed the Maximum Interest Rate. If any amount charged or received under the Loan Documents that is deemed to be interest is determined to be in excess of the amount permitted to be charged or received at the Maximum Interest Rate, the excess will be deemed to be a prepayment of Principal when paid, without premium, and any portion of the excess not capable of being so applied will be refunded to Borrower. If during the Term the Maximum Interest Rate, if any, is eliminated, then for purposes of the Loan, there will be no Maximum Interest Rate.

Section 10. Applicable Law. This Note is governed by and will be construed in accordance with the Laws of the State or Commonwealth in which the Property is located, without regard to conflict of law provisions.

Section 11. Time of the Essence. Time is of the essence with respect to the payment and performance of the Obligations, but the foregoing shall not operate so as to negate any grace periods provided in the Loan Documents.

Section 12. Cross-Default. A default under any other note now or hereafter secured by the Loan Documents or under any loan document related to such other note constitutes a default under this Note and under the other Loan Documents. When the default under the other note constitutes an Event of Default under that note or the related loan document, an Event of Default also will exist under this Note and the other Loan Documents.

Section 13. Construction. Unless expressly provided otherwise in this Note, this Note will be construed in accordance with the Exhibit attached to the Mortgage entitled "Rules of Construction".

Section 14. Mortgage Provisions Incorporated. To the extent not otherwise set forth in this Note, the provisions of the Articles of the Mortgage entitled "Expenses and Duty to Defend", "Waivers", "Notices", and "Miscellaneous" are applicable to this Note and deemed incorporated by reference as if set forth at length in this Note.

Section 15. Joint and Several Liability; Successors and Assigns. If Maker consists of more than one entity, the obligations and liabilities of each such entity will be joint and several. This Note binds Borrower and successors, assigns, heirs, administrators, executors, agents and representatives and inures to the benefit of Lender and its successors, assigns, heirs, administrators, executors, agents and representatives.

Section 16. Absolute Obligation. Except for the Section of this Note entitled "Limitation of Liability", no reference in this Note to the other Loan Documents and no other provision of this Note or of the other Loan Documents will impair or alter the obligation of Borrower, which is absolute and unconditional, to pay the Principal, interest at the Fixed Interest Rate and any other amounts due and payable under this Note, as and when required.

Section 17. Additional Provisions Pertaining to State Laws - Renewal Note.

(a) This Note evidences new indebtedness in the amount of Ten Million Nine Hundred Seventy-Three Thousand Seven Hundred Three and 84/100 Dollars ($10,973,703.84) and is also a renewal note which renews the indebtedness of Borrower evidenced by the following promissory notes, as amended, now held by Lender:

(i) a Mortgage Note dated November 30, 1987 from Borrower to Lender in the original principal sum of $14,000,000.00, as amended by a certain Amendment to Mortgage Note dated as of November 30, 1997, as consolidated with a Future Advance Promissory Note dated December 9, 1997 from Borrower to Lender in the original principal sum of $7,319,325.10 pursuant to a Consolidating Note Agreement dated December 9, 1997, between Borrower and Lender, as renewed and modified pursuant to a Renewal Promissory Note from Borrower, dated December 9, 1997 (the "First Renewal Note") in the original principal amount of $20,000,000.00, as such First Renewal Note was consolidated with a Future Advance Promissory Note dated July 14, 1998, from Borrower in the original principal amount of $20,000,000.00, pursuant to a Consolidating Note Agreement dated July 14, 1998, between Borrower and Lender, and renewed and modified pursuant to a certain Renewal Promissory Note from Borrower, dated July 14, 1998 in the original principal amount of $39,858,170.69 (collectively, the "Pre-Existing Note");

(b) The current outstanding principal balance of the Pre-Existing Note, prior to the funding of the new indebtedness is Thirty-Seven Million Twenty-Six Thousand Two Hundred Ninety-Six and 16/100ths ($37,026,296.16) (the "Existing Principal").

(c) The original Pre-Existing Note is attached to this Note. The Existing Principal of the Pre-Existing Note renewed by this Note has been increased in the amount of $10,973,703.84 (the "New Money") and documentary tax stamps and intangible taxes due in connection with such New Money are being paid simultaneously herewith with the filing for record of a certain Renewal Mortgage, Spreader Agreement, Assignment of Leases and Rents and Fixture Filing, dated the date hereof, from Borrower to Lender. Documentary tax stamps with respect to the Existing Principal have been paid in full and canceled on the Mortgage and Security Agreement from Borrower to Lender dated November 30, 1987 recorded in Official Records, Book 6631, at Page 411 of the Public Records of Pinellas County, Florida, as renewed and modified pursuant to a certain Renewal Mortgage, Spreader Agreement, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement dated December 9, 1997 recorded in Official Records Book 9934, at Page 1582, as modified by a certain Supplemental Spreader and Mortgage Modification Agreement dated July 14, 1998 recorded in Official Records Book 10178, at Page 645 (collectively, the "Pre-Existing Mortgage") and all intangible taxes due in connection with the Pre-Existing Mortgage have been paid in full. This Note, given by the same Borrower in renewal of the Pre-Existing Note will not extinguish the indebtedness evidenced by the Pre-Existing Note, but rather the indebtedness represented by and the obligations of the Pre-Existing Note plus the New Money will be paid in accordance with the terms and conditions of this Note.

RENEWAL MORTGAGE, SPREADER AGREEMENT, ASSIGNMENT OF LEASES

AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING

by

RAYMOND JAMES & ASSOCIATES, INC.,

a Florida corporation, as Borrower,

for the benefit of

TEACHERS INSURANCE AND ANNUITY

ASSOCIATION OF AMERICA,

a New York corporation, as Lender

Property Known As

RAYMOND JAMES FINANCIAL CENTER

880 Carillon Parkway

St. Petersburg, Florida 33716

This Mortgage Was Prepared By

And After Recordation, Should Be Returned To:

Marcell S. Clark, Esquire

Teachers Insurance and Annuity

Association of America

730 Third Avenue

New York, NY 10017

Notice to Clerk: This Mortgage is a renewal mortgage with respect to the outstanding indebtedness evidenced by the Second Renewal Note, as defined herein, on the date hereof, in the amount of $37,026,296.16, and all documentary stamp and intangible taxes required have been paid on the Second Renewal Note, and affixed to the Second Renewal Mortgage, as defined herein. This Mortgage also secures new indebtedness in the amount of $10,973,703.84, and all documentary stamp and intangible taxes required in connection with such new indebtedness are being paid simultaneously with the recording of this Mortgage.

RECITALS 1

ARTICLE I DEFINITIONS AND RULES OF CONSTRUCTION

Section 1.1. Definitions 3

Section 1.2 Rules of Construction 3

ARTICLE II GRANTING CLAUSES

Section 2.1. Encumbered Property 3

Section 2.2 Habendum Clause 5

Section 2.3. Security Agreement . 5

Section 2.4. Conditions to Grant 6

ARTICLE III OBLIGATIONS SECURED

Section 3.1 The Obligations 7

ARTICLE IV TITLE AND AUTHORITY

Section 4.1. Title to the Property 7

Section 4.2. Authority 7

Section 4.3. No Foreign Person 8

Section 4.4. Litigation 8

ARTICLE V PROPERTY STATUS, MAINTENANCE AND LEASES

Section 5.1. Status of the Property 8

Section 5.2. Maintenance of the Property 9

Section 5.3. Change in Use 9

Section 5.4. Waste 9

Section 5.5. Inspection of the Property 9

Section 5.6. Leases and Rents 10

Section 5.7. Parking 10

Section 5.8. Separate Tax Lot 10

Section 5.9. Changes in Zoning or Restrictive Covenants 10

Section 5.10. Lender's Right to Appear 10

ARTICLE VI IMPOSITIONS AND ACCUMULATIONS

Section 6.1. Impositions 11

Section 6.2. Accumulations 12

Section 6.3. Changes in Tax Laws 13

ARTICLE VII INSURANCE, CASUALTY, CONDEMNATION AND RESTORATION

Section 7.1. Insurance Coverages 13

Section 7.2 Casualty and Condemnation 14

Section 7.3. Application of Proceeds 15

Section 7.4. Conditions to Availability of Proceeds for Restoration 15

Section 7.5. Restoration 17

ARTICLE VIII COMPLIANCE WITH LAWS AND AGREEMENTS

Section 8.1. Compliance with Laws 19

Section 8.2. Compliance with Agreements 19

Section 8.3. ERISA Compliance 19

Section 8.4. Section 6045(e) Filing 19

Section 8.5. Anti-Terrorism 20

ARTICLE IX ENVIRONMENTAL

Section 9.1. Environmental Representations and Warranties 20

Section 9.2. Environmental Covenants 21

ARTICLE X FINANCIAL REPORTING

Section 10.1. Financial Reporting 22

ARTICLE XI EXPENSES AND DUTY TO DEFEND

Section 11.1. Payment of Expenses 23

Section 11.2. Duty to Defend 24

ARTICLE XII TRANSFERS, LIENS AND ENCUMBRANCES

Section 12.1. Prohibitions on Transfers, Liens

and Encumbrances 24

Section 12.2. Permitted Transfers 25

Section 12.3. Right to Contest Liens 26

ARTICLE XIII ADDITIONAL REPRESENTATIONS, WARRANTIES

AND COVENANTS

Section 13.1. Further Assurances 27

Section 13.2. Estoppel Certificates 27

Section 13.3. Right of Future Financing 28

ARTICLE XIV DEFAULTS AND REMEDIES

Section 14.1. Events of Default 28

Section 14.2. Remedies 30

Section 14.3. General Provisions Pertaining to Remedies 31

Section 14.4. [Intentionally Blank] 31

Section 14.5. General Provisions Pertaining to

Mortgagee-in-Possession or Receiver 31

Section 14.6. General Provisions Pertaining to Foreclosures

and the Power of Sale 33

Section 14.7. Application of Proceeds 34

Section 14.8. Power of Attorney 34

Section 14.9. Tenant at Sufferance 34

ARTICLE XV LIMITATION OF LIABILITY

Section 15.1. Limitation of Liability 34

ARTICLE XVI WAIVERS

Section 16.1. Waiver of Statute of Limitations 37

Section 16.2. Waiver of Notice 37

Section 16.3. Waiver of Marshalling and Other Matters 37

Section 16.4. Waiver of Trial by Jury 37

Section 16.5. Waiver of Counterclaim 37

Section 16.6. Waiver of Judicial Notice and Hearing 37

Section 16.7. Waiver of Subrogation 38

Section 16.8. General Waiver 38

ARTICLE XVII NOTICES

Section 17.1. Notices 38

Section 17.2. Change in Borrower's Name or Place of Business 39

ARTICLE XVIII MISCELLANEOUS

Section 18.1. Applicable Law 40

Section 18.2. Usury Limitations 40

Section 18.3. Lender's Discretion 40

Section 18.4. Unenforceable Provisions 40

Section 18.5. Survival of Borrower's Obligations 40

Section 18.6. Relationship of Borrower and Lender;

No Third Party Beneficiaries 41

Section 18.7. Partial Releases, Extensions, Waivers 41

Section 18.8. Service of Process 41

Section 18.9. Entire Agreement 41

Section 18.10. No Oral Amendment 42

Section 18.11. Covenants Run With The Land 42

Section 18.12. Time of the Essence 42

Section 18.13. Subrogation 42

Section 18.14. Joint and Several Liability 42

Section 18.15. Successors and Assigns 42

Section 18.16. Duplicates and Counterparts 42

ARTICLE XIX ADDITIONAL PROVISIONS PERTAINING TO STATE LAWS

Section 19.1 Future Advances 43

EXHIBIT A Legal Description of the Original Land

EXHIBIT A-1 Legal Description of Additional Land

EXHIBIT B Definitions

EXHIBIT C Rules of Construction

EXHIBIT D Property Documents

EXHIBIT E Development Parcel

SCHEDULE I Personal Property

AAA-1892 / M- 000433900

RENEWAL MORTGAGE, SPREADER AGREEMENT, ASSIGNMENT OF LEASES

AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING

THIS RENEWAL MORTGAGE, SPREADER AGREEMENT, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT and FIXTURE FILING made this ____ day of December, 2002, by RAYMOND JAMES & ASSOCIATES, INC. ("Borrower"), a Florida corporation, having its principal place of business at 880 Carillon Parkway, St. Petersburg, Florida 33716, for the benefit of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA ("Lender"), a New York corporation, having an address at 730 Third Avenue, New York, New York 10017.

RECITALS:

A. Lender is the owner and holder of a Mortgage Note dated November 30, 1987 in the original principal amount of Fourteen Million and No/100 Dollars ($14,000,000.00) from Borrower to Lender, as amended by a certain Amendment to Mortgage Note dated as of November 30, 1997(as so amended, the "Original Note"), extending the maturity date of the Original Note.

B. Lender is also the owner and holder of a Future Advance Promissory Note (the "First Future Advance Note") dated December 9, 1997, from Borrower in the original principal amount of Seven Million Three Hundred Nineteen Thousand Three Hundred Twenty-Five and 10/100 Dollars ($7,319,325.10).

C. The Original Note and First Future Advance Note were consolidated pursuant to a Consolidating Note Agreement dated December 9, 1997, between Borrower and Lender and, as so consolidated, were renewed and modified pursuant to a Renewal Promissory Note from Borrower, owned and held by Lender, dated December 9, 1997 (the "First Renewal Note") in the original principal amount of Twenty Million and No/100 Dollars ($20,000,000.00)(the "First Consolidated Loan").

D. The First Renewal Note is secured by, and Lender is the owner and holder of, a Mortgage and Security Agreement from Borrower to Lender dated November 30, 1987 recorded in Official Records Book 6631, at Page 411, of the Public Records of Pinellas County, Florida (the "Original Mortgage"), as renewed and modified pursuant to a certain Renewal Mortgage, Spreader Agreement, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement dated December 9, 1997 recorded in Official Records Book 9934, at Page 1582 as instrument no. 97-362482 (the "First Renewal Mortgage").

E. Lender is also the owner and holder of a certain Future Advance Promissory Note (the "Second Future Advance Note") dated July 14, 1998, from Borrower in the original principal amount of Twenty Million and No/100 Dollars ($20,000,000.00).

F. The Second Future Advance Note and First Renewal Note were consolidated pursuant to a Consolidating Note Agreement dated July 14, 1998, between Borrower and Lender and, as so consolidated, were renewed and modified pursuant to a certain Renewal Promissory Note from Borrower, owned and held by Lender, dated July 14, 1998 (the "Second Renewal Note") in the original principal amount of Thirty-Nine Million Eight Hundred Fifty-Eight Thousand One Hundred Seventy and 69/100 Dollars ($39,858,170.69)(the "Second Consolidated Loan"). The outstanding principal amount under the Second Renewal Note, on the date hereof is Thirty-Seven Million Twenty-Six Thousand Two Hundred Ninety-Six and 16/100 Dollars ($37,026,296.16).

G. The Second Renewal Note is secured by, and Lender is the owner and holder of the First Renewal Mortgage as modified by a certain Supplemental Spreader and Mortgage Modification Agreement dated July 14, 1998 recorded in Official Records Book 10178, at Page 645 as instrument no. 98-23567 (the "Second Renewal Mortgage").

H. Lender is also the owner and holder of a certain Renewal Promissory Note (the "Note"), dated the date hereof, which renews the indebtedness outstanding on the date hereof under the Second Renewal Note and evidences additional indebtedness in the principal amount of Ten Million Nine Hundred Seventy-Three Thousand Seven Hundred Three and 84/100 Dollars ($10,973,703.84) (the "New Money"), for an aggregate indebtedness of Forty-Eight Million and 00/100 Dollars ($48,000,000.00)(the "Loan") (that amount or so much as is outstanding from time to time is referred to as the "Principal"), with the balance, if any, of the Debt, hereinafter defined, being due and payable on January 1, 2023 (the "Maturity Date").

I. All documentary stamp and intangible taxes required have been paid on the Second Renewal Note and affixed to the Second Renewal Mortgage. All documentary stamp and intangible taxes required in connection with the New Money are being paid simultaneously with the recording of this Mortgage.

J. Borrower and Lender have agreed to amend and renew the terms of the Second Renewal Mortgage to secure the Loan as evidenced by the Note to be paid in accordance with the terms thereof, to spread the lien of the Second Renewal Mortgage to additional real property owned in fee simple by Borrower located in the City of St. Petersburg, County of Pinellas, Florida, so that such lien encumbers the entire real property described in Exhibit A hereof (the "Land") and to otherwise modify the terms, conditions and covenants of the Second Renewal Mortgage in the manner hereinafter set forth.

K. Borrower hereby fully and forever releases, discharges, and waives all liabilities, claims, demands, causes of action, and defenses of any kind or character whatsoever, whether known or unknown, and whether arising by statute, in contract, in tort, or otherwise at law or equity, that Borrower may have against Lender with respect to any statements, representations, discussions, negotiations, actions, or failures to act of the Lender occurring on or before the date hereof relating to (i) the Second Renewal Note and Second Renewal Mortgage and any other document or instrument executed in connection therewith or in connection with the loan transaction to which they relate, (ii) the performance by Lender of any of the obligations thereunder or related thereto, or (iii) any other transaction contemplated by, relating to, or in connection with the Second Renewal Note and Second Renewal Mortgage and any other document or instrument executed in connection therewith or in connection with the loan transaction to which they relate.

L. Borrower hereby represents and warrants to Lender that there are no defenses, counterclaims or offsets with respect to the Second Renewal Note and Second Renewal Mortgage and any other document or instrument executed in connection therewith, which would in any manner, reduce or diminish Borrower's obligation to Lender to repay the principal sum evidenced by the Second Renewal Note, accrued but unpaid interest thereon, and all other obligations of Borrower to Lender under the Second Renewal Note, the Second Renewal Mortgage and this Mortgage.

NOW, THEREFORE, in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration, Borrower and Lender mutually covenant and agree as follows:

The foregoing recitals are true and correct and are incorporated herein as if set forth at length.

The lien of the Second Renewal Mortgage is hereby renewed and spread so that the same constitutes a valid first mortgage lien on the Property, hereinafter defined, to be paid in accordance with the Note, and securing payment of the Loan with interest.

All of the provisions of the Second Renewal Mortgage are hereby modified and amended to read in their entirety as follows:

ARTICLE I

DEFINITIONS AND RULES OF CONSTRUCTION

Section 1.1. Definitions. Capitalized terms used in this Mortgage are defined in Exhibit B or in the text with a cross-reference in Exhibit B.

Section 1.2. Rules of Construction. This Mortgage will be interpreted in accordance with the rules of construction set forth in Exhibit C.

ARTICLE II

GRANTING CLAUSES

Section 2.1. Encumbered Property. Borrower irrevocably grants, mortgages, warrants, conveys, assigns and pledges to Lender, and grants to Lender a security interest in, the following property, rights, interests and estates now or in the future owned or held by Borrower (the "Property") for the uses and purposes set forth in this Mortgage forever (capitalized terms used in this Section 2.1 and not defined in this Mortgage have the meanings ascribed to them in the Uniform Commercial Code):

(i) the Land;

(ii) all buildings and improvements located on the Land (the "Improvements");

(iii) all easements; rights of way or use, including any rights of ingress and egress; streets, roads, ways, sidewalks, alleys and passages; strips and gores; sewer rights; water, water rights, water courses, riparian rights and drainage rights; air rights and development rights; oil and mineral rights; and tenements, hereditaments and appurtenances, in each instance adjoining or otherwise appurtenant to or benefitting the Land or the Improvements;

(iv) all General Intangibles (including Software) and Goods, related to, attached to, contained in or used in connection with the Land or the Improvements (excluding personal property owned by tenants);

(v) all agreements, ground leases, grants of easements or rights-of-way, permits, declarations of covenants, conditions and restrictions, disposition and development agreements, planned unit development agreements, cooperative, condominium or similar ownership or conversion plans, management, leasing, brokerage or parking agreements or other material documents affecting Borrower or the Property, including the documents described on Exhibit D but expressly excluding the Leases (the "Property Documents");

(vi) all Inventory held for sale, lease or resale or furnished or to be furnished under contracts of service, or used or consumed in the ownership, use or operation of the Property and all Documents evidencing any part of any of the foregoing;

(vii) all Accounts, Documents, Goods, Instruments, money, Deposit Accounts, Chattel Paper, Letter-of-Credit Rights, Investment Property, General Intangibles and Supporting Obligations relating to the Property, including all deposits held from time to time by the Accumulations Depositary to provide reserves for Taxes and Assessments together with interest thereon, if any (the "Accumulations").

(viii) all awards and other compensation paid after the date of this Mortgage for any Condemnation (the "Condemnation Awards");

(ix) all proceeds of and all unearned premiums on the Policies (the "Insurance Proceeds");

(x) all licenses, certificates of occupancy, contracts, management agreements, operating agreements, operating covenants, franchise agreements, permits and variances relating to the Property;

(xi) all books, records and other information, wherever located, which are in Borrower's possession, custody or control or to which Borrower is entitled at law or in equity and which are related to the Property, including all computer hardware and software or other equipment used to record, store, manage, manipulate or access the information;

(xii) all deposits held from time to time by the Accumulations Depositary to provide reserves for Taxes and Assessments together with interest thereon, if any (the "Accumulations"); and

(xiii) all after-acquired title to or remainder or reversion in any of the property described in this Section; all proceeds (excluding, however, sales or other dispositions of Inventory in the ordinary course of the business of operating the Land or the Improvements), replacements, substitutions, products, accessions and increases of or for the Property; all additions, accessions and extensions to, improvements of or for the Property; and all additional lands, estates, interests, rights or other property acquired by Borrower after the date of this Mortgage for use in connection with the Land or the Improvements, all without the need for any additional mortgage, assignment, pledge or conveyance to Lender but Borrower will execute and deliver to Lender, upon Lender's request, any documents reasonably requested by Lender to further evidence the foregoing.

Notwithstanding the foregoing, Lender shall have no interest or rights in and to the personal art work of Tom James, the street name "Raymond James & Associates, Inc." and the brokerage accounts of Borrower.

Section 2.2. Habendum Clause. The Property is conveyed to Lender to have and to hold forever in fee simple.

Section 2.3. Security Agreement.

(a) The Property includes both real and personal property and this Mortgage is a real property mortgage and also a "security agreement" and a "financing statement" within the meaning of the Uniform Commercial Code. By executing and delivering this Mortgage, Borrower grants to Lender, as security for the Obligations, a security interest in the Property to the full extent that any of the Property may be subject to the Uniform Commercial Code.

(b) This Mortgage constitutes a fixture filing under the Laws of the state or commonwealth in which the Property is located and for such purpose, Borrower represents, as of the date hereof, that the following information set forth in clauses (i) (v) and (vi) is true and correct:

(i) The exact legal name and address of Debtor is:

RAYMOND JAMES & ASSOCIATES, INC.

880 Carillon Parkway

St. Petersburg, Florida 33716

(ii) Name and address of Secured Party:

TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

730 Third Avenue

New York, New York 10017

(iii) Description of the types (or items) of property covered by this Financing Statement:

all of the property described in section ii-xiii of the section entitled "Encumbered Property" described or referred to herein and included as part of the Property.

(iv) Description of real estate to which collateral is attached or upon which it is located: Described in Exhibit A.

(v) Debtor's Organizational Identification Number:

341815
    Debtor's chief executive office is located in the State of Florida, and Debtor's state of incorporation is the State of Florida.

Lender may file this Mortgage, or a reproduction thereof, in the real estate records or other appropriate index, as a financing statement for any of the items specified above as part of the Property. Any reproduction of this Mortgage or of any other security agreement or financing statement is sufficient as a financing statement.

Section 2.4. Conditions to Grant. This Mortgage is made on the express condition that if Borrower pays and performs the Obligations in full in accordance with the Loan Documents, then, unless expressly provided otherwise in the Loan Documents, the Loan Documents will be released at Borrower's expense.

ARTICLE III

OBLIGATIONS SECURED

Section 3.1. The Obligations. This Mortgage secures the Principal, the Interest, the Late Charges, the Prepayment Premiums, the Expenses, any additional advances made by Lender in connection with the Property or the Loan and all other amounts payable under the Loan Documents (the "Debt") and also secures both the timely payment of the Debt as and when required and the timely performance of all other obligations and covenants to be performed under the Loan Documents (the "Obligations"), provided that the foregoing does not limit, qualify or affect in any way the present, absolute nature of the Assignment; and provided further that Borrower's obligations under this Mortgage are subject to the provisions of Article XV hereof.

ARTICLE IV

TITLE AND AUTHORITY

Section 4.1. Title to the Property.

(a) Borrower has and will continue to have good and marketable title in fee simple absolute to the Land and the Improvements and good and marketable title to the Fixtures and Personal Property, all free and clear of liens, encumbrances and charges except the Permitted Exceptions. To Borrower's knowledge, there are no facts or circumstances that might give rise to a lien, encumbrance or charge on the Property.

(b) Borrower owns and will continue to own all of the other Property free and clear of all liens, encumbrances and charges except the Permitted Exceptions.

(c) This Mortgage is and will remain a valid and enforceable first lien on and security interest in the Property, subject only to the Permitted Exceptions.

Section 4.2. Authority.

(a) Borrower is and will continue to be (i) duly organized, validly existing and in good standing under the Laws of the State or Commonwealth in which it was formed, organized or incorporated, (ii) duly qualified to conduct business, in good standing, in the State or Commonwealth where the Property is located, and (iii) in good standing and operating in material compliance with the rules and regulations of the New York Stock Exchange, Inc. and any other securities or commodities self-regulatory organization as to which its activities may be subject.

(b) Borrower has and will continue to have all approvals required by Law or otherwise including, without limitation, as may be required by the New York Stock Exchange, Inc. and the Securities and Exchange Commission and full right, power and authority to (i) own and operate the Property and carry on Borrower's business as now conducted or as proposed to be conducted; (ii) execute and deliver the Loan Documents; (iii) grant, mortgage, warrant the title to, convey, assign and pledge the Property to Lender pursuant to the provisions of this Mortgage; and (iv) perform the Obligations.

(c) The execution and delivery of the Loan Documents and the performance of the Obligations do not and will not conflict with or result in a default under any Laws or any Leases or Property Documents and do not and will not conflict with or result in a default under any agreement binding upon any party to the Loan Documents.

(d) The Loan Documents constitute and will continue to constitute legal, valid and binding obligations of all parties to the Loan Documents enforceable in accordance with their respective terms.

(e) Borrower has not changed its legal name or its state of incorporation as set forth in Section 2.3, in the four months prior to the date hereof, except as Borrower has disclosed any such change to Lender in writing and delivered to Lender appropriate Uniform Commercial Code search reports in connection therewith.

(f) Borrower has not (i) merged with or into any other entity or otherwise been involved in any reorganization or (ii) acquired substantially all of the assets of any other entity where Borrower became subject to the obligations of such entity, for a period of one year ending on the date hereof, except as Borrower has disclosed any such change, merger, reorganization or acquisition to Lender in writing and delivered to Lender appropriate Uniform Commercial Code search reports in connection therewith.

(g) Execution and delivery of the Amended and Restated Supplemental Mortgage Loan Agreement of even date (the "Amended and Restated Supplemental Mortgage Loan Agreement") by Borrower, Lender and Raymond James Financial, Inc., is required of Borrower by the New York Stock Exchange, Inc. pursuant to its rules and policies relating to capital requirements for member organizations and pursuant to Rule 15c3-1 promulgated under the Securities Exchange Act of 1934, as amended.

Section 4.3. No Foreign Person. Borrower is not a "foreign person" within the meaning of Section 1445(f)(3) of the Code.

Section 4.4. Litigation. There are no Proceedings or, to Borrower's knowledge, investigations against or affecting Borrower or the Property and, to Borrower's knowledge, there are no facts or circumstances that might give rise to a Proceeding or an investigation against or affecting Borrower or the Property. Borrower will give Lender prompt notice of the commencement of any Proceeding or investigation against or affecting the Property or Borrower which could have a material adverse effect on the Property or on Lender's interests in the Property or under the Loan Documents and, at Borrower's expense, will appear in and defend any such proceeding or investigation. Borrower also will deliver to Lender such additional information relating to the Proceeding or investigation as Lender may request from time to time.

ARTICLE V

PROPERTY STATUS, MAINTENANCE AND LEASES

Section 5.1. Status of the Property.

(a) Borrower has obtained and will maintain in full force and effect all certificates, licenses, permits and approvals that are issued or required by Law or by any other entity having jurisdiction over the Property or over Borrower or that are necessary for the Permitted Use, for occupancy and operation of the Property, for the granting of this Mortgage or for the conduct of Borrower's business on the Property in accordance with the Permitted Use.

(b) The Property is and will continue to be serviced by all public utilities required for the Permitted Use of the Property.

(c) All roads and streets necessary for service of and access to the Property for the current or contemplated use of the Property have been completed and are and will continue to be serviceable, physically open and dedicated to and accepted by the Government for use by the public.

(d) The Property is free from damage caused by a Casualty.

(e) All costs and expenses of labor, materials, supplies and equipment used in the construction of the Improvements have been paid in full.

Section 5.2. Maintenance of the Property. Borrower will maintain the Property in thorough repair and good and safe condition, suitable for the Permitted Use, including, to the extent necessary, replacing the Fixtures and Personal Property with property at least equal in quality and condition to that being replaced. Borrower will not erect any new buildings, building additions or other structures on the Land or otherwise materially alter the Improvements without Lender's prior consent which may be withheld in Lender's sole discretion. If a third party is ever retained by Borrower to manage the Property, such property manager must be satisfactory to Lender pursuant to a management agreement satisfactory to Lender and terminable by Borrower upon 30 days notice to the property manager.

Section 5.3. Change in Use. Borrower will use and permit the use of the Property for the Permitted Use and for no other purpose.

Section 5.4. Waste. Borrower will not commit or permit any waste (including economic and non-physical waste), impairment or deterioration of the Property or any alteration, demolition or removal of any of the Property without Lender's prior consent which may be withheld in Lender's sole discretion.

Section 5.5. Inspection of the Property. Subject to the rights of tenants under the Leases, Lender has the right to enter and inspect the Property on reasonable prior notice, except in the case of an emergency, when no prior notice is necessary. Lender has the right to engage an independent expert to review and report on Borrower's compliance with Borrower's obligations under this Mortgage to maintain the Property, comply with Law and refrain from waste, impairment or deterioration of the Property and the alteration, demolition or removal of any of the Property except as may be permitted by the provisions of this Mortgage. If the independent expert's report discloses material failure to comply with such obligations or if Lender engages the independent expert after the occurrence of an Event of Default, then the independent expert's review and report will be at Borrower's expense, payable on demand.

Section 5.6. Leases and Rents.

(a) Borrower assigns the Leases and the Rents to Lender absolutely and unconditionally and not merely as additional collateral or security for the payment and performance of the Obligations, but subject to a license back to Borrower of the right to collect the Rents unless and until an Event of Default occurs at which time the license will terminate automatically, all as more particularly set forth in the Assignment, the provisions of which are incorporated in this Mortgage by reference.

(b) Borrower appoints Lender as Borrower's attorney-in-fact to execute unilaterally and to record, at Lender's election, a document subordinating this Mortgage to the Leases, provided that the subordination will not affect (i) the priority of Lender's entitlement to Insurance Proceeds or Condemnation Awards or (ii) the priority of this Mortgage over intervening liens or liens arising under or with respect to the Leases.

Section 5.7. Parking. Borrower will provide, maintain, police and light parking areas within the Property, including any sidewalks, aisles, streets, driveways, sidewalk cuts and rights-of-way to and from the adjacent public streets, in a manner consistent with the Permitted Use and sufficient to accommodate the greatest of: (i) the number of parking spaces required by Law; (ii) the number of parking spaces required by the Leases and the Property Documents; or (iii) 2,325 parking spaces prior to completion of Phase II and 3,650 parking spaces following completion of Phase II. The parking areas will be reserved and used exclusively for ingress, egress and parking for Borrower and the tenants under the Leases and their respective employees, customers and invitees and in accordance with the Leases and the Property Documents.

Section 5.8. Separate Tax Lot. The Property is and will remain assessed for real estate tax purposes as one or more wholly independent tax lots, separate from any property that is not part of the Property.

Section 5.9. Changes in Zoning or Restrictive Covenants. Borrower will not (i) initiate, join in or consent to any change in any Laws pertaining to zoning, any restrictive covenant or other restriction which would modify the Permitted Uses of the Property; (ii) permit the Property to be used to fulfill any requirements of Law for the construction or maintenance of improvements on property that is not part of the Property; (iii) permit the Property to be used for any purpose not included in the Permitted Use; or (iv) impair the integrity of the Property as a single, legally subdivided zoning lot separate from all other property.

Section 5.10. Lender's Right to Appear. Lender has the right to appear in and defend any Proceeding brought regarding the Property and to bring any Proceeding, in the name and on behalf of Borrower or in Lender's name, which Lender, in its sole discretion, determines should be brought to protect Lender's interest in the Property.

ARTICLE VI

IMPOSITIONS AND ACCUMULATIONS

Section 6.1. Impositions.

(a) Borrower will pay each Imposition at least 15 days before the date (the "Imposition Penalty Date") that is the earlier of (i) the date on which the Imposition becomes delinquent and (ii) the date on which any penalty, interest or charge for non-payment of the Imposition accrues.

(b) At least 10 days before each Imposition Penalty Date, Borrower will deliver to Lender a receipted bill or other evidence of payment.

(c) Borrower, at its own expense, may contest any Taxes or Assessments, provided that the following conditions are met:

(i) not less than 30 days prior to the Imposition Penalty Date, Borrower delivers to Lender notice of the proposed contest;

(ii) the contest is by a Proceeding promptly initiated and conducted diligently and in good faith;

(iii) there is no Event of Default;

(iv) the Proceeding suspends the collection of or Borrower makes a good faith payment with respect to the contested Taxes or Assessments in accordance with applicable law;

(v) the Proceeding is permitted under and is conducted in accordance with the Leases and the Property Documents;

(vi) the Proceeding precludes imposition of criminal or civil penalties and sale or forfeiture of the Property and Lender will not be subject to any civil suit;

(vii) Borrower deposits with the Accumulations Depositary reserves or furnishes a bond or other security satisfactory to Lender, in either case in an amount sufficient to pay the contested Taxes or Assessments, together with all interest and penalties or Borrower pays all of the contested Taxes or Assessments under protest.

(d) Installment Payments. If any Assessment is payable in installments, Borrower will nevertheless pay the Assessment in its entirety on the day the first installment becomes due and payable or a lien, unless Lender, in its sole discretion, approves payment of the Assessment in installments.

Section 6.2. Accumulations.

Following the earlier to occur of (i) an Event of Default, (ii) a default by Borrower of its obligation to timely pay real estate taxes with respect to the Property, or (iii) the failure of Raymond James Financial, Inc. to maintain a minimum net worth of $250,000,000.00, Borrower shall within 10 days enter into an agreement among Borrower, Lender and the Accumulations Depositary satisfactory to Lender (the "Tax Pledge") and simultaneously deposit with either Lender or a mortgage servicer or financial institution designated or approved by Lender from time to time, acting on behalf of Lender as Lender's agent or otherwise such that Lender is the "customer", as defined in the Uniform Commercial Code, of the depository bank with respect to the deposit account into which the Accumulations are deposited, to receive, hold and disburse the Accumulations in accordance with this Section (the "Accumulations Depositary"), an amount equal to the prorated annual Taxes and Assessments through such deposit date. On the first day of each calendar month during the Term thereafter Borrower will deposit with the Accumulations Depositary an amount equal to 1/12 of the annual Taxes and Assessments as determined by Lender or its designee. At least 45 days before each Imposition Penalty Date, Borrower will deliver to the Accumulations Depositary any bills and other documents that are necessary to pay the Taxes and Assessments.

If the Tax Pledge is in effect:

(a) The Accumulations will be applied to the payment of Taxes and Assessments. Any excess Accumulations after payment of Taxes and Assessments will be returned to Borrower or credited against future payments of the Accumulations, at Lender's election or as required by Law. If the Accumulations are not sufficient to pay Taxes and Assessments, Borrower will pay the deficiency to the Accumulations Depositary within 5 days of demand. At any time after an Event of Default occurs, Lender may apply the Accumulations as a credit against any portion of the Debt selected by Lender in its sole discretion.

(b) The Accumulations Depositary will hold the Accumulations as additional security for the Obligations until applied in accordance with the provisions of this Mortgage and any agreement among Borrower, Lender and the Accumulations Depositary. If Lender is not the Accumulations Depositary, the Accumulations Depositary will deliver the Accumulations to Lender upon Lender's demand at any time after an Event of Default.

(c) If the Property is sold or conveyed other than by foreclosure or transfer in lieu of foreclosure, all right, title and interest of Borrower to the Accumulations will automatically, and without necessity of further assignment, be held for the account of the new owner, subject to the provisions of this Section and Borrower will have no further interest in the Accumulations.

(d) The Accumulations Depositary will deposit the initial deposit and will deposit the monthly deposits into a separate interest bearing account in the name of Lender as secured party, all in accordance with the Tax Pledge.

(e) Lender will have the right to pay, or to direct the Accumulations Depositary to pay, any Taxes or Assessments unless Borrower is contesting the Taxes or Assessments in accordance with the provisions of this Mortgage, in which event any payment of the contested Taxes or Assessments will be made under protest in the manner prescribed by Law or, at Lender's election, will be withheld.

(f) If Lender assigns this Mortgage, Lender will pay, or cause the Accumulations Depositary to pay, the unapplied balance of the Accumulations to or at the direction of the assignee for the benefit of Borrower. Simultaneously with the payment, Lender and the Accumulations Depositary will be released from all liability with respect to the Accumulations and Borrower will look solely to the assignee with respect to the Accumulations. When the Obligations have been fully satisfied, any unapplied balance of the Accumulations will be returned to Borrower.

Section 6.3. Changes in Tax Laws. If a Law requires the deduction of the Debt from the value of the Property for the purpose of taxation or imposes a tax, either directly or indirectly, on the Debt, any Loan Document or Lender's interest in the Property, Borrower will pay the tax with interest and penalties, if any. If Lender determines that Borrower's payment of the tax may be unlawful, unenforceable, usurious or taxable to Lender, the Debt will become immediately due and payable on 60 days' prior notice unless the tax must be paid within the 60-day period, in which case, the Debt will be due and payable within the lesser period, provided, however, that if Borrower is a member firm of the Exchange and is subject to Exchange regulations, the acceleration of the Debt pursuant to this Section 6.3 shall be subject to the terms and provisions of the Amended and Restated Supplemental Mortgage Loan Agreement as if it were an Event of Acceleration under Section 1.01 of the Amended and Restated Supplemental Mortgage Loan Agreement. Notwithstanding any provision to the contrary contained herein, without the prior written approval of the New York Stock Exchange, Inc. (Exchange), the capital contribution of any member may not be withdrawn on less than six months' written notice, given no sooner than six months after such contribution was first made. Such capital contribution may not be withdrawn nor may any unsecured loan or advance be made by the firm to a member or employee at any time when such withdrawal, loan or advance would be prohibited by the provisions of any rule or regulation of the Exchange or the Securities and Exchange Commission (SEC) to which the firm is subject, including without limitation, the provisions of SEC Rule 15c3-1.

ARTICLE VII

INSURANCE, CASUALTY, CONDEMNATION AND RESTORATION

Section 7.1. Insurance Coverages.

(a) Borrower will maintain such insurance coverages and endorsements in form and substance and in amounts as Lender may require in its sole discretion, from time to time. Until Lender notifies Borrower of changes in Lender's requirements, Borrower will maintain not less than the insurance coverages and endorsements Lender required for closing of the Loan.

(b) The insurance, including renewals, required under this Section will be issued on valid and enforceable policies and endorsements satisfactory to Lender (the "Policies").

Each Policy will contain a standard waiver of subrogation and a replacement cost endorsement and will provide for Lender to receive not less than 30 days' prior written notice of any cancellation, termination or non-renewal of a Policy or any material change other than an increase in coverage and that Lender will be named under a standard mortgage endorsement as loss payee.

(c) The insurance companies issuing the Policies (the "Insurers") must be authorized to do business in the State or Commonwealth where the Property is located, must have been in business for at least 5 years, must carry an A.M. Best Company, Inc. policy holder rating of A or better and an A.M. Best Company, Inc. financial category rating of Class X or better and must be otherwise satisfactory to Lender. Lender may select an alternative credit rating agency and may impose different credit rating standards for the Insurers. Notwithstanding Lender's right to approve the Insurers and to establish credit rating standards for the Insurers, Lender will not be responsible for the solvency of any Insurer.

(d) Notwithstanding Lender's rights under this Article, Lender will not be liable for any loss, damage or injury resulting from the inadequacy or lack of any insurance coverage.

(e) Borrower will comply with the provisions of the Policies and with the requirements, notices and demands imposed by the Insurers and applicable to Borrower or the Property.

(f) Borrower will pay the Insurance Premiums for each Policy not less than 30 days before the expiration date of the Policy being replaced or renewed and will deliver to Lender an original or, if a blanket policy, a certified copy of each Policy marked "Paid" not less than 15 days prior to the expiration date of the Policy being replaced or renewed.

(g) Borrower will not carry separate insurance concurrent in kind or form or contributing in the event of loss with any other insurance carried by Borrower.

(h) Borrower will not carry any of the insurance required under this Section on a blanket or umbrella policy without in each instance Lender's prior approval which may be withheld in Lender's sole discretion. If Lender approves, Borrower will deliver to Lender a certified copy of the blanket policy which will allocate to the Property the amount of coverage required under this Section and otherwise will provide the same coverage and protection as would a separate policy insuring only the Property.

(i) Borrower will give the Insurers prompt notice of any change in ownership or occupancy of the Property. This subsection does not abrogate the prohibitions on transfers set forth in this Mortgage.

(j) If the Property is sold at a foreclosure sale or otherwise is transferred so as to extinguish the Obligations, all of Borrower's right, title and interest in and to the Policies then in force will be transferred automatically to the purchaser or transferee.

Section 7.2. Casualty and Condemnation.

(a) Borrower will give Lender notice of any Casualty immediately after it occurs and will give Lender notice of any Proceeding in Condemnation immediately after Borrower receives notice of commencement or notice that such a Proceeding will be commencing. Borrower immediately will deliver to Lender copies of all documents Borrower delivers or receives relating to the Casualty or the Proceeding, as the case may be.

(b) Borrower authorizes Lender, at Lender's option, to act on Borrower's behalf to collect, adjust and compromise any claims for loss, damage or destruction under the Policies on such terms as Lender determines in Lender's sole discretion. Borrower authorizes Lender to act, at Lender's option, on Borrower's behalf in connection with any Condemnation Proceeding. Borrower will execute and deliver to Lender all documents requested by Lender and all documents as may be required by Law to confirm such authorizations. Nothing in this Section will be construed to limit or prevent Lender from joining with Borrower either as a co-defendant or as a co-plaintiff in any Condemnation Proceeding.

(c) If Lender elects not to act on Borrower's behalf as provided in this Section, then Borrower promptly will file and prosecute all claims (including Lender's claims) relating to the Casualty and will prosecute or defend (including defense of Lender's interest) any Condemnation Proceeding. Borrower will have the authority to settle or compromise the claims or Proceeding, as the case may be, provided that Lender has approved in Lender's sole discretion any compromise or settlement that exceeds $250,000.00. Any check for Insurance Proceeds or Condemnation Awards, as the case may be (the "Proceeds") will be made payable to Lender and Borrower. Borrower will endorse the check to Lender immediately upon Lender presenting the check to Borrower for endorsement or if Borrower receives the check first, will endorse the check immediately upon receipt and forward it to Lender. If any Proceeds are paid to Borrower, Borrower immediately will deposit the Proceeds with Lender, to be applied or disbursed in accordance with the provisions of this Mortgage. Lender will be responsible for only the Proceeds actually received by Lender.

Section 7.3. Application of Proceeds. After deducting the costs incurred by Lender in collecting the Proceeds, Lender may, in its sole discretion, (i) apply the Proceeds as a credit against any portion of the Debt selected by Lender in its sole discretion; (ii) apply the Proceeds to restore the Improvements, provided that Lender will not be obligated to see to the proper application of the Proceeds and provided further that any amounts released for Restoration will not be deemed a payment on the Debt; or (iii) deliver the Proceeds to Borrower.

Section 7.4. Conditions to Availability of Proceeds for Restoration. Notwithstanding the preceding Section, after a Casualty or a Condemnation (a "Destruction Event") Lender will make the Proceeds (less any costs incurred by Lender in collecting the Proceeds) available for Restoration in accordance with the conditions for disbursements set forth in the Section entitled "Restoration", provided that the following conditions are met:

(i) Raymond James & Associates, Inc. or transferee under a Permitted Transfer, if any, continues to be Borrower at the time of the Destruction Event and at all times thereafter until the Proceeds have been fully disbursed;

(ii) no uncured default under the Loan Documents exists at the time of the Destruction Event and no Event of Default has occurred during the 12 months prior to the Destruction Event;

(iii) all Leases in effect immediately prior to the Destruction Event and all Property Documents in effect immediately prior to the Destruction Event that are essential to the use and operation of the Property continue in full force and effect notwithstanding the Destruction Event;

(iv) if the Destruction Event is a Condemnation, Borrower delivers to Lender evidence satisfactory to Lender that the Improvements can be restored to an economically and architecturally viable unit;

(v) Borrower delivers to Lender evidence satisfactory to Lender that the Proceeds are sufficient to complete Restoration or if the Proceeds are insufficient to complete Restoration, Borrower first deposits with Lender funds ("Additional Funds") that when added to the Proceeds will be sufficient to complete Restoration;

(vi) if the Destruction Event is a Casualty, Borrower delivers to Lender evidence satisfactory to Lender that the Insurer under the affected Policy has not denied liability under the Policy as to Borrower or the insured under the Policy and that waiver of the right of subrogation be obtained from any Insurer under such Policies which, at that time, claims that no liability exists as to Borrower or the then owner or insured under such Policies;

(vii) Lender is satisfied that the proceeds of any business interruption insurance in effect together with other available gross revenues from the Property are sufficient to pay Debt Service Payments after paying the Impositions, Insurance Premiums, reasonable and customary operating expenses and capital expenditures until Restoration is complete;

(viii) Lender is satisfied that Restoration will be completed on or before the date (the "Restoration Completion Date") that is the earliest of: (A) 12 months prior to the Maturity Date; (B) 12 months after the Destruction Event; (C) the earliest date required for completion of Restoration under any Lease or any Property Document; or (D) any date required by Law;

(ix) That Lender shall first be given satisfactory proof that the Improvements have been fully restored or that by the expenditure of the Proceeds and any Additional Funds will be fully restored, free and clear of all liens, except as to the lien of this Mortgage; and
    The loan to value ratio (expressed as a percentage) for the Property upon restoration would not exceed 70% as evidenced by an appraisal report satisfactory to Lender obtained by Lender from an MAI appraiser satisfactory to Lender at Borrowers expense, provided that, if the loan to value ratio exceeds 70%, Borrower expressly authorizes and instructs Lender to apply an amount from the Proceeds to reduction of Principal (without premium of any kind) in order to reduce the annual Debt Service Payments sufficiently for such debt service coverage to be achieved. The reduced debt service payments will be calculated using the Fixed Interest Rate and an amortization schedule that will achieve the same proportionate amortization of the reduced Principal over the then remaining Term as would have been achieved if the Principal and the originally scheduled Debt Service Payments had not been reduced. Borrower will execute any documentation that Lender deems reasonably necessary to evidence the reduced Principal and debt service payments.
    In the event any of the aforesaid conditions are not or cannot be satisfied, then the alternate disposition of the Proceeds as provided in Section 7.3 hereof, shall again become applicable. Under no circumstances shall Lender become personally liable for the fulfillment of the terms, covenants and conditions contained in any Lease nor obligated to take any action to restore the Improvements.

Section 7.5. Restoration.

(a) If the total Proceeds for any Destruction Event are $250,000.00 or less and Lender elects or is obligated by Law or under this Article to make the Proceeds available for Restoration, Lender will disburse to Borrower the entire amount received by Lender and Borrower will commence Restoration promptly after the Destruction Event and complete Restoration not later than the Restoration Completion Date.

(b) If the Proceeds for any Destruction Event exceed $250,000.00 and Lender elects or is obligated by Law or under this Article to make the Proceeds available for Restoration, Lender will disburse the Proceeds and any Additional Funds (the "Restoration Funds") upon Borrower's request as Restoration progresses, generally in accordance with normal construction lending practices for disbursing funds for construction costs and provided that the following conditions are met:

(i) Borrower commences Restoration promptly after the Destruction Event and completes Restoration on or before the Restoration Completion Date;

(ii) if Lender requests, Borrower delivers to Lender prior to commencing Restoration, for Lender's approval, plans and specifications and detailed budget for the Restoration;

(iii) Borrower delivers to Lender satisfactory evidence of the costs of Restoration incurred prior to the date of the request, and such other documents as Lender may request including mechanic's liens, waivers and title insurance endorsements;

(iv) Borrower pays all costs of Restoration whether or not the Restoration Funds are sufficient and, if at any time during Restoration, Lender determines that the undisbursed balance of the Restoration Funds is insufficient to complete Restoration, Borrower deposits with Lender, as part of the Restoration Funds, an amount equal to the deficiency within 30 days of receiving notice of the deficiency from Lender; and

(v) there is no default under the Loan Documents at the time Borrower requests funds or at the time Lender disburses funds.

(c) If an Event of Default occurs at any time after the Destruction Event, then Lender will have no further obligation to make any remaining Proceeds available for Restoration and may apply any remaining Proceeds as a credit against any portion of the Debt selected by Lender in its sole discretion.

(d) Lender may elect at any time prior to commencement of Restoration, while work is in progress or to retain, at Borrower's expense, an independent engineer or other consultant to review any plans and specifications required by Lender, to inspect the work as it progresses and to provide reports. If any matter included in a report by the engineer or consultant is unsatisfactory to Lender, Lender may suspend disbursement of the Restoration Funds until the unsatisfactory matters contained in the report are resolved to Lender's satisfaction.

(e) If Borrower fails to commence and complete Restoration in accordance with the terms of this Article subject to delays beyond its control, then in addition to the Remedies, Lender may elect to restore the Improvements on Borrower's behalf and reimburse itself out of the Restoration Funds for costs and expenses incurred by Lender in restoring the Improvements and for such purpose may do all necessary acts, or Lender may apply the Restoration Funds as a credit against any portion of the Debt selected by Lender in its sole discretion.

(f) Lender will not hold any Restoration Funds in trust. Lender will deposit the Restoration Funds with a depositary satisfactory to Lender under a disbursement and security agreement satisfactory to Lender and signed by Borrower, the Restoration Funds to be deposited in an interest-bearing account.

(g) Borrower will pay all of Lender's reasonable expenses incurred in connection with a Destruction Event or Restoration. If Borrower fails to do so, then in addition to the Remedies, Lender may from time to time reimburse itself out of the Restoration Funds.

(h) If any excess Proceeds remains after Restoration, Lender may elect, in its sole discretion either to apply the excess as a credit against any portion of the Debt as selected by Lender in its sole discretion or to deliver the excess to Borrower.

ARTICLE VIII

COMPLIANCE WITH LAW AND AGREEMENTS

Section 8.1. Compliance with Law. Borrower, the Property and the use of the Property comply and will continue to comply with Law and with all agreements and conditions necessary to preserve and extend all rights, licenses, permits, privileges, franchises and concessions (including zoning variances, special exceptions and non-conforming uses) relating to the Property or Borrower. Borrower will notify Lender of the commencement of any investigation or Proceeding relating to a possible violation of Law immediately after Borrower receives notice thereof and will deliver promptly to Lender copies of all documents Borrower receives or delivers in connection with the investigation or Proceeding. Borrower will not alter the Property in any manner that would increase Borrower's responsibilities for compliance with Law.

Section 8.2. Compliance with Agreements. There are no defaults, events of defaults or events which, with the passage of time or the giving of notice, would constitute an event of default under the Property Documents. Borrower will pay and perform all of its obligations under the Property Documents as and when required by the Property Documents. Borrower will cause all other parties to the Property Documents to pay and perform their obligations under the Property Documents as and when required by the Property Documents. Borrower will not amend or waive any provisions of the Property Documents; exercise any options under the Property Documents; give any approval required or permitted under the Property Documents that would adversely affect the Property or Lender's rights and interests under the Loan Documents; cancel or surrender any of the Property Documents; or release or discharge or permit the release or discharge of any party to or entity bound by any of the Property Documents, without, in each instance, Lender's prior approval (excepting therefrom all service contracts or other agreements entered into in the normal course of business that are cancelable upon not more than 30 days notice). Borrower promptly will deliver to Lender copies of any notices of default or of termination that Borrower receives or delivers relating to any Property Document.

Section 8.3. ERISA Compliance.

(a) Borrower is not and will continue not to be an "employee benefit plan" as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA") that is subject to Title I of ERISA or a "plan" as defined in Section 4975(e)(1) of the Code that is subject to Section 4975 of the Code, and Borrower's assets do not and will not constitute "plan assets" of one or more such plans for purposes of Title I of ERISA or Section 4975 of the Code.

(b) Borrower is not and will continue not to be a "governmental plan" within the meaning of Section 3(3) of ERISA, and transactions by or with Borrower are not and will not be subject to any Laws regulating investments of and fiduciary obligations with respect to governmental plans.

(c) Borrower will not engage in any transaction which would cause any obligation or any action under the Loan Documents, including Lender's exercise of the Remedies, to be a non-exempt prohibited transaction under ERISA.

Section 8.4. Section 6045(e) Filing. Borrower will supply or cause to be supplied to Lender either (i) a copy of a completed Form 1099-B, Statement for Recipients of Proceeds from Real Estate, Broker and Barter Exchange Proceeds prepared by Borrower's attorney or other person responsible for the preparation of the form, together with a certificate from the person who prepared the form to the effect that the form has, to the best of the preparer's knowledge, been accurately prepared and that the preparer will timely file the form; or (ii) a certification from Borrower that the Loan is a refinancing of the Property or is otherwise not required to be reported to the Internal Revenue Service pursuant to Section 6045(e) of the Code. Under no circumstances will Lender or Lender's counsel be obligated to file the reports or returns.

Section 8.5. Anti-Terrorism.

(a) None of Borrower, Indemnitor, Guarantor or their respective constituents or affiliates are in violation of any Laws relating to terrorism or money laundering, including Executive Order No. 13224 on Terrorist Financing, effective September 24, 2001 and relating to Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism, (the "Executive Order") and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Public Law 107-56, the "Patriot Act").

(b) None of Borrower, Indemnitor, Guarantor or any of their respective constituents or affiliates, any of their respective brokers or other agents acting or benefiting in any capacity in connection with the Loan or, to Borrower's knowledge as of the date hereof, the Seller of the Subject Property (if any portion of the Subject Property is being acquired with proceeds of the Loan) is a "Prohibited Person" which is defined as follows:

    a person or entity that is listed in the Annex to, or is otherwise subject to the provisions of, the Executive Order No. 13224 on Terrorist Financing, effective September 24, 2001 and relating to the Executive Order;

    a person or entity owned or controlled by, or acting for or on behalf of, any person or entity that is listed in the Annex to, or is otherwise subject to the provisions of, the Executive Order;
    a person or entity with whom Lender is prohibited from dealing or otherwise engaging in any transaction by any terrorism or money laundering Law, including the Executive Order and the Patriot Act;

    a person or entity who commits, threatens or conspires to commit or supports "terrorism" as defined in the Executive Order;
    a person or entity that is named as a "specially designated national and blocked person" on the most current list published by the U.S. Treasury Department Office of Foreign Assets Control at its official website, http://www.treas.gov/ofac/t11sdn.pdf or at any replacement website or other replacement official publication of such list; and

    a person or entity who is affiliated with a person or entity listed above.

(c) None of Borrower, Indemnitor or Guarantor or any of their respective affiliates or constituents, any of their respective brokers or other agents acting in any capacity in connection with the Loan or to Borrower's knowledge as of the date hereof the seller of the Subject Property (if any portion of the Property is being acquired with proceeds of the Loan), is or will (i) conduct any business or engage in any transaction or dealing with any Prohibited Person, including the making or receiving any contribution of funds, goods or services to or for the benefit of any Prohibited Person, (ii) deal in, or otherwise engage in any transaction relating to, any property or interests in property blocked pursuant to the Executive Order; or (iii) engage in or conspire to engage in any transaction that evades or avoids, or has the purpose of evading or avoiding, or attempts to violate, any of the prohibitions set forth in the Executive Order or the Patriot Act.

(d) Borrower covenants and agree to deliver to Lender any certification or other evidence requested from time to time by Lender in its sole discretion, confirming Borrower's compliance with this section.

ARTICLE IX

ENVIRONMENTAL

Section 9.1. Environmental Representations and Warranties.

(a) Except as disclosed in the Environmental Report during the period Borrower or any affiliate of Borrower has owned the Property and as of the date of this Mortgage:

(i) no Environmental Activity has occurred or is occurring on the Property other than the use, storage, and disposal of de minimis quantities of Hazardous Materials in the ordinary course of business consistent with the Permitted Use and in compliance with all Environmental Laws without release of Hazardous Materials; and

(ii) to Borrower's knowledge, no Environmental Activity has occurred or is occurring on any property in the vicinity of the Property from which there is a material risk that Hazardous Materials will migrate, leach, flow, drain, seep, blow or drift onto the Property.

(b) Except as disclosed in the Environmental Report and to Borrower's knowledge, at all times prior to acquisition of the Property by Borrower or any affiliate of Borrower:

(i) no Environmental Activity occurred on the Property other than the use, storage and disposal of de minimis quantities of Hazardous Materials in the ordinary course of business consistent with the Permitted Use and in compliance with all Environmental Laws without release of Hazardous Materials; and

(ii) no Environmental Activity occurred on any property in the vicinity of the Property from which there is a material risk that Hazardous Materials will migrate, leach, flow, drain, seep, blow or drift onto the Property.

(c) For the purposes of this Section, the phrase "use of the Property" includes use by tenants and the phrase "on the Property" means on, in, above and below the Property.

Section 9.2. Environmental Covenants.

(a) No Environmental Activity will occur on the Property other than the use, storage and disposal of de minimis quantities of Hazardous Materials in the ordinary course of business consistent with the Permitted Use and in compliance with all Environmental Laws without release of Hazardous Materials.

(b) Borrower will notify Lender immediately upon Borrower becoming aware of (i) any actual, suspected or threatened violation of Environmental Laws with respect to the Property or with respect to any property in the vicinity of the Property, and (ii) any Environmental Activity with respect to the Property or with respect to any property in the vicinity of the Property. Borrower promptly will deliver to Lender copies of all documents delivered to or received by Borrower regarding the matters set forth in this subsection, including notices of Proceedings or investigations concerning any Environmental Activity or concerning Borrower's status as a potentially responsible party (as defined in the Environmental Laws). Borrower's notification of Lender in accordance with the provisions of this subsection will not be deemed to excuse any default under the Loan Documents resulting from the violation of Environmental Laws or the Environmental Activity that is the subject of the notice.

(c) From time to time at Lender's request, Borrower will deliver to Lender any information known and documents available to Borrower relating to the environmental condition of the Property.

(d) Lender may perform or engage an independent consultant to perform an assessment of the environmental condition of the Property and of Borrower's compliance with this Section on an annual basis or at any time for reasonable cause or after an Event of Default. In connection with the assessment: (i) Lender or consultant may enter and inspect the Property and perform tests of the air, soil, ground water and building materials; (ii) Borrower will cooperate and use best efforts to cause tenants and other occupants of the Property to cooperate with Lender or consultant; (iii) Borrower will accept custody of and arrange for lawful disposal of any Hazardous Materials required to be disposed of as a result of the tests; (iv) neither Lender nor consultant will have liability to Borrower with respect to the results of the assessment; and (v) neither Lender nor consultant will be responsible for any damage to the Property resulting from the negligence or other misconduct of Lender's consultants in performing the tests described in this subsection. The consultant's assessment and reports will be at Borrower's expense if the reports disclose any material change in the environmental condition of the Property from that disclosed in the Environmental Report or if Lender engaged the consultant when Lender had reasonable cause to believe Borrower was not in compliance with the terms of this Article or after the occurrence of an Event of Default.

(e) If Lender has reasonable cause to believe that there is Environmental Activity at the Property, Lender may elect in its sole discretion to release from the lien of this Mortgage any portion of the Property affected by the Environmental Activity and Borrower will accept the release.

ARTICLE X

FINANCIAL REPORTING

Section 10.1. Financial Reporting.

(a) Borrower will deliver to Lender within 90 days after the close of each Fiscal Year an annual financial statement (the "Annual Financial Statement") for the Property (and for Borrower and any Guarantor upon request including, without limitation, the 10K and 10Q reports of such Guarantor filed with the Securities and Exchange Commission and its reports filed with the New York Stock Exchange, Inc.) for the Fiscal Year prepared on a cash basis, which will include a comparative balance sheet, a cash flow statement, an income and expense statement, a detailed breakdown of all receipts and expenses and all supporting schedules. The Annual Financial Statement will be:

(i) audited by a CPA;

(ii) accompanied by an opinion of the CPA that, in all material respects, the Annual Financial Statement fairly presents the financial position of the Property; and

(iii) separate and distinct from any consolidated statement or report for Borrower or any other entity or any other property;

(b) Borrower will keep full and accurate Financial Books and Records for each Fiscal Year. Borrower will permit Lender or Lender's accountants or auditors to inspect or audit the Financial Books and Records from time to time upon reasonable prior notice. Borrower will maintain the Financial Books and Records for each Fiscal Year for not less than 3 years after the date Borrower delivers to Lender the Annual Financial Statement and the other financial certificates, statements and information to be delivered to Lender for the Fiscal Year. Financial Books and Records will be maintained at Borrower's address set forth in the section entitled "Notices" or at any other location as may be approved by Lender; and

(c) Borrower will deliver to Lender promptly any other information with respect to the operation and management of Borrower and the Property as Lender may reasonably request from time to time.

ARTICLE XI

EXPENSES AND DUTY TO DEFEND

Section 11.1. Payment of Expenses.

(a) Borrower is obligated to pay all fees and expenses (the "Expenses") incurred by Lender or that are otherwise payable in connection with the Loan, the Property or Borrower, including attorneys' fees and expenses and any fees and expenses relating to (i) the preparation, execution, acknowledgement, delivery and recording or filing of the Loan Documents; (ii) any Proceeding or other claim asserted against Lender; (iii) any inspection, assessment, survey and test permitted under the Loan Documents; (iv) any Destruction Event; (v) the preservation of Lender's security and the exercise of any rights or remedies available at Law, in equity or otherwise; and (vi) the Leases and the Property Documents.

(b) Borrower will pay the Expenses immediately on demand, together with any applicable interest, premiums or penalties. If Lender pays any of the Expenses, Borrower will reimburse Lender the amount paid by Lender immediately upon demand, together with interest on such amount at the Default Interest Rate from the date Lender paid the Expenses through and including the date Borrower reimburses Lender. The Expenses together with any applicable interest, premiums or penalties constitute a portion of the Debt secured by this Mortgage.

Section 11.2. Duty to Defend. If Lender or any of its trustees, officers, participants, employees or affiliates is a party in any Proceeding relating to the Property, Borrower or the Loan, Borrower will indemnify and hold harmless the party and will defend the party with attorneys and other professionals retained by Borrower and approved by Lender. Lender may elect to engage its own attorneys and other professionals, at Borrower's expense, to defend or to assist in the defense of the party. In all events, case strategy will be determined by Lender if Lender so elects and no Proceeding will be settled without Lender's prior approval which may be withheld in its sole discretion.

ARTICLE XII

TRANSFERS, LIENS AND ENCUMBRANCES

Section 12.1. Prohibitions on Transfers, Liens and Encumbrances.

(a) Borrower acknowledges that in making the Loan, Lender is relying to a material extent on the business expertise and net worth of Borrower and Borrower's shareholders and on the continuing interest that each of them has, directly or indirectly, in the Property. Accordingly, except as specifically set forth in this Mortgage, Borrower (i) will not, and will not permit its shareholders to, effect a Transfer without Lender's prior written approval, which may be withheld in Lender's sole and absolute discretion and (ii) will keep the Property free from all liens and encumbrances other than the lien of this Mortgage and the Permitted Exceptions. A "Transfer" is defined as any sale, grant, lease (other than bona fide third-party space leases with tenants), conveyance, assignment or other transfer of, or any encumbrance or pledge against, the Property, any interest in the Property, any interest of Borrower's shareholders in the Property or in Borrower, or any change in Borrower's identity, composition or control, in each instance whether voluntary or involuntary, direct or indirect, by operation of law or otherwise and including the grant of an option or the execution of an agreement relating to any of the foregoing matters.

(b) Borrower represents, warrants and covenants that:

(i) Borrower is a Florida corporation whose shareholders (the "Existing Shareholders") and their respective percentages of shares in Borrower are as follows:

Raymond James Financial, Inc.,

a Florida corporation 100%

(ii) Upon Lender's request, Borrower shall deliver to Lender Borrower's corporate documents and other evidence of its composition and control.

Section 12.2. Permitted Transfers.

(a) Notwithstanding the prohibitions regarding Transfers, a Permitted Transfer may occur without Lender's prior consent, provided that the following conditions are met:

(i) at least 30 days prior to the proposed Permitted Transfer, Borrower delivers to Lender a notice that is sufficiently detailed to enable Lender to determine that the proposed Permitted Transfer complies with the terms of this Section;

(ii) there is no monetary default or Event of Default under the Loan Documents either when Lender receives the notice or when the proposed Permitted Transfer occurs;

(iii) the proposed Permitted Transfer will not result in a violation of any of the covenants contained in the Section entitled, "ERISA Compliance" and Borrower will deliver to Lender such documentation of compliance as Lender requests in its sole discretion;

(iv) when Lender receives the notice and when the proposed Permitted Transfer occurs, the transferee has never been an adverse party to Lender in any litigation to which Lender was a party; the transferee has never defaulted on a loan from Lender or on any contract or other agreement with Lender; and the transferee has never threatened litigation against Lender (for purposes of this subsection, "transferee" includes the transferee's constituent entities at all levels and "Lender" includes Lender's subsidiaries);

(v) Borrower pays all of Lender's expenses relating to the Transfer, including Lender's attorneys' fees;

(vi) Lender is satisfied that the Property will continue to be managed by Borrower or a property manager satisfactory to Lender; and

(vii) On the date of the proposed Permitted Transfer, if so requested by Lender, a Uniform Commercial Code search report is delivered to Lender relating to (i) the transferee, (ii) any predecessor entity that transferee merged with or into, and (iii) any entity where transferee acquired substantially all of its assets, in each case satisfactory to Lender and indicating that Lender's security interest in such portion of the Property as is perfected by filing a financing statement is prior to all other security interests reflected in the report.

(b) Upon compliance with the conditions set forth in the preceding subsection, the following Transfers (the "Permitted Transfers") may occur without Lender's prior consent:

(i) Transfers of the beneficial interests in Borrower to entities controlled by and not less than 51% owned by Raymond James Financial, Inc. or Raymond James Associates, Inc.

(ii) After funding of the Second Disbursement, a one-time sale of the Subject Property to an unaffiliated bona fide purchaser, provided that the following conditions are met:

(A) the transferee or its parent or principals together with its parent or principals has a net worth equal to or greater than the then net worth of Raymond James Financial, Inc. but not less than $500,000,000.00;

(B) the transferee or its parent or principals is an institutional investor or a developer or manager of first-class commercial real estate comparable to the Subject Property and having a reputation in the industry at least equivalent to that of Borrower as of the date of this Mortgage;

(C) the transferee has expressly assumed Borrower's obligations under the Loan Documents and under any other documents encumbering the Property that are essential to the on-going use, operation and management of the Property;

(D) Unless the Property will be owner occupied following the proposed one-time sale, Borrower has delivered to Lender evidence satisfactory to Lender that subsequent to the Transfer the Property will be managed by a property manager of first-class commercial real estate comparable to the Property for not less than 10 years and having a reputation in the industry at least equivalent to that of Borrower or the existing property manager as of the date of this Mortgage and otherwise satisfactory to Lender;

(E) Borrower pays to Lender a transfer fee of one percent (1%) of the outstanding principal balance of the Loan;

(F) if the proposed transferee will own and occupy the Property, Borrower delivers to Lender a substitute guaranty of the Loan satisfactory to Lender executed by substitute guarantor satisfactory to Lender in its sole discretion;

(G) if the proposed transferee intends to retrofit the Property and lease it to third party tenants, Borrower delivers to Lender (1) appropriate modifications of the Loan Documents relative to the change in use; (2) a guaranty of so much of the Loan as Lender may determine is appropriate taking into account the change in use, such guaranty to be executed by a guarantor satisfactory to Lender in its sole discretion; and (3) such reserves and other credit supports as Lender may determine are appropriate taking into account the change is use; and

(H) Borrower delivers to Lender a substitute environmental indemnity satisfactory to Lender executed by an indemnitor satisfactory to Lender in its sole discretion.

(I) the transferee (including any constituents and affiliates of the transferee) is not a Prohibited Person and the Permitted Transfer will not result in a violation of any Anti-Terrorism Laws and, prior to the transfer, Borrower provides Lender with a certification to that effect executed by an entity satisfactory to Lender.

Upon satisfaction of the foregoing and completion of the transfer, Lender will release Borrower, and Raymond James Financial, Inc. from any further liability under the Loan Documents, the Indemnity and the Guaranty.

Section 12.3. Right to Contest Liens. Borrower, at its own expense, may contest the amount, validity or application, in whole or in part, of any mechanic's, materialmen's or environmental liens in which event Lender will refrain from exercising any of the Remedies, provided that the following conditions are met:

(i) Borrower delivers to Lender notice of the proposed contest not more than 30 days after the lien is filed;

(ii) the contest is by a Proceeding promptly initiated and conducted in good faith and with due diligence;

(iii) there is no Event of Default other than the Event of Default arising from the filing of the lien;

(iv) the Proceeding suspends enforcement of collection of the lien, imposition of criminal or civil penalties and sale or forfeiture of the Property and Lender will not be subject to any civil suit;

(v) the Proceeding is permitted under and is conducted in accordance with the Leases and the Property Documents;

(vi) Borrower sets aside reserves or furnishes a bond or other security satisfactory to Lender, in either case in an amount sufficient to pay the claim giving rise to the lien, together with all interest and penalties, or Borrower pays the contested lien under protest; and

(vii) with respect to an environmental lien, Borrower is using best efforts to mitigate or prevent any deterioration of the Property resulting from the alleged violation of any Environmental Laws or the alleged Environmental Activity.

ARTICLE XIII

ADDITIONAL REPRESENTATIONS, WARRANTIES AND COVENANTS

Section 13.1. Further Assurances.

(a) Borrower will execute, acknowledge and deliver to Lender, or to any other entity Lender designates, any additional or replacement documents and perform any additional actions that Lender determines are reasonably necessary to evidence, perfect or protect Lender's first lien on and prior security interest in the Property or to carry out the intent or facilitate the performance of the provisions of the Loan Documents.

(b) Borrower appoints Lender as Borrower's attorney-in-fact to perform, at Lender's election, any actions and to execute and record any of the additional or replacement documents referred to in this Section, in each instance only at Lender's election and only to the extent Borrower has failed to comply with the terms of this Section.

Section 13.2. Estoppel Certificates.

(a) Within 10 days of Lender's request, Borrower will deliver to Lender, or to any entity Lender designates, a certificate certifying (i) the original principal amount of the Note; (ii) the unpaid principal amount of the Note; (iii) the Fixed Interest Rate; (iv) the amount of the then current Debt Service Payments; (v) the Maturity Date; (vi) the date a Debt Service Payment was last made; (vii) that, except as may be disclosed in the statement, there are no defaults or events which, with the passage of time or the giving of notice, would constitute an Event of Default; and (viii) there are no offsets or defenses against any portion of the Obligations except as may be disclosed in the statement.

(b) If Lender requests, Borrower promptly will deliver to Lender or to any entity Lender designates a certificate from each party to any Property Document, certifying that the Property Document is in full force and effect with no defaults or events which, with the passage of time or the giving of notice, would constitute an event of default under the Property Document and that there are no defenses or offsets against the performance of its obligations under the Property Document.

(c) If Lender requests, Borrower promptly will deliver to Lender, or to any entity Lender designates, a certificate from each tenant under a Lease then affecting the Property, certifying to any facts regarding the Lease as Lender may require, including that the Lease is in full force and effect with no defaults or events which, with the passage of time or the giving of notice, would constitute an event of default under the Lease by any party, that the rent has not been paid more than one month in advance and that the tenant claims no defense or offset against the performance of its obligations under the Lease.

Section 13.3. Right of Future Financing. If at any time during the Term Borrower (including for purposes of this Section any parent and affiliate of Borrower) directly or indirectly develops all or any portion of the parcel of land (the "Development Parcel") described in Exhibit E consisting of approximately ___ acres located in the City of St. Petersburg, Pinellas County, Florida, Borrower (or the entity developing the Development Parcel) will submit to Lender an application on Lender's form for the permanent financing of the Development Parcel as improved before seeking permanent financing of the Development Parcel as improved from any other Lender. The application will propose terms comparable to terms for permanent financing then generally available from Institutional Investors for properties similar in kind, quality and location to the Development Parcel as improved. Lender will have 30 days after receipt of the application to accept or decline the application or the application will be deemed declined. If the application is declined or deemed declined, then Borrower will have 60 days after the date the application is declined or deemed declined, as applicable, within which to obtain a commitment or bona fide satisfactory offer of commitment for permanent financing from another lender on the same terms set forth in the application to Lender or on terms more favorable to Borrower and to deliver to Lender within said 60-day period a duly executed copy of said commitment or offer. If Borrower fails to obtain such a commitment or offer or fails to deliver to Lender an executed copy of the commitment or offer accepted by Borrower within the 60-day period or thereafter fails to close the loan, then Borrower will submit a written application again to Lender in accordance with the procedures set forth above before seeking permanent financing of the Development Parcel as improved from another lender. Lender's right of future financing is evidenced and secured by a right of future financing agreement between the owner of the Development Parcel and Lender, dated the date of this Mortgage and recorded against the Development Parcel. If Lender accepts an application in accordance with the foregoing, then Borrower will accept the loan which will be closed in accordance with Lender's then prevailing practices, procedures and requirements for closing similar loans. If Borrower is successful in obtaining financing from a third party after Lender declines or is deemed to have declined the application submitted, then Lender agrees to release the parcel of land described in Exhibit E, improvements and attendant parking facilities, provided that there is no monetary default or Event of Default under the Loan Documents, Borrower first delivers to Lender such reciprocal easement agreements and other documentation Lender deems necessary, Lender is satisfied that its remaining security complies with all governmental requirements, Borrower satisfies such other reasonable and appropriate conditions and requirements as Lender may deem necessary in connection with the release and Borrower pays all of Lender's expenses, including reasonable attorneys fees, incurred in connection with the release.

ARTICLE XIV

DEFAULTS AND REMEDIES

Section 14.1. Events of Default. The term "Event of Default" means the occurrence of any of the following events:

(i) if Borrower fails to pay any amount due, as and when required, under any Loan Document and the failure continues for a period of 5 days provided, that if Borrower fails twice in any 12-month period to make any such payment, as and when required, then any additional failure to make any such payment, as and when required, will be an immediate Event of Default without any grace period;

(ii) if Borrower makes a general assignment for the benefit of creditors or generally is not paying, or is unable to pay, or admits in writing its inability to pay, its debts as they become due; or if Borrower or any other party commences any Proceeding (A) relating to bankruptcy, insolvency, reorganization, conservatorship or relief of debtors, in each instance with respect to Borrower; (B) seeking to have an order for relief entered with respect to Borrower; (C) seeking attachment, distraint or execution of a judgment with respect to Borrower; (D) seeking to adjudicate Borrower as bankrupt or insolvent; (E) seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to Borrower or Borrower's debts; or (F) seeking appointment of a Receiver, trustee, custodian, conservator or other similar official for Borrower or for all or any substantial part of Borrower's assets, provided that if the Proceeding is commenced by a party other than Borrower or any of Borrower's shareholders, Borrower will have 120 days to have the Proceeding dismissed or discharged before an Event of Default occurs;

(iii) if Borrower is in default beyond any applicable grace and cure period under any other mortgage, or other security agreement encumbering the Property whether junior or senior to the lien of this mortgage;

(iv) if there is a default beyond any applicable grace and cure period under any guaranty in favor of Lender given to Lender in connection with the Loan, including specifically, the Payment Guaranty or the Completion Guaranty dated of even date herewith, from Raymond James Financial , Inc. to Lender or in connection with any loan cross-collateralized with the Loan, including specifically, the Second Disbursement;

(v) if a Transfer occurs except in accordance with the provisions of this Mortgage;

(vi) if Borrower abandons the Property or ceases to conduct its business at the Property;

(vii) if there is a default in the provisions of this Mortgage entitled, "Anti-Terrorism" or;

(viii) if there is a default in the performance of any other provision of any Loan Document or if there is any inaccuracy or falsehood in any representation or warranty contained in any Loan Document which is not remedied within 15 days after Borrower receives notice thereof, provided that if the default, inaccuracy or falsehood is of a nature that it cannot be cured within the 15-day period and during that period Borrower commences to cure, and thereafter diligently continues to cure, the default, inaccuracy or falsehood, then the 15-day period will be extended for a reasonable period not to exceed 120 days after the notice to Borrower.

Section 14.2. Remedies

(a) If an Event of Default occurs, Lender may take any of the following actions (the "Remedies") without notice to Borrower, subject, however, to the terms and provisions of the Amended and Restated Supplemental Mortgage Loan Agreement if Borrower is a member firm of the New York Stock Exchange, Inc. (the "Exchange") and is subject to Exchange regulations:

(i) declare all or any portion of the Debt immediately due and payable ("Acceleration");

(ii) pay or perform any Obligation;

(iii) institute a Proceeding for the specific performance of any Obligation;

(iv) apply for the appointment of a Receiver to be vested with the fullest powers permitted by Law, without bond being required, which appointment may be made ex parte, to the extent permitted by law, as a matter of right and without regard to the value of the Property, the amount of the Debt or the solvency of Borrower or any other person liable for the payment or performance of any portion of the Obligations;

(v) directly, by its agents or representatives or through a Receiver appointed by a court of competent jurisdiction, enter on the Land and Improvements, take possession of the Property, dispossess Borrower and exercise Borrower's rights with respect to the Property, either in Borrower's name or otherwise;

(vi) institute a Proceeding for the foreclosure of this Mortgage or, if applicable, sell by power of sale, all or any portion of the Property;

(vii) institute proceedings for the partial foreclosure of this Mortgage for the portion of the Debt then due and payable, subject to the continuing lien of this Mortgage for the balance of the Debt not then due;

(viii) exercise any and all rights and remedies granted to a secured party under the Uniform Commercial Code; and

(ix) pursue any other right or remedy available to Lender at Law, in equity or otherwise.

(b) If an Event of Default occurs, the license granted to Borrower in the Loan Documents to collect Rents will terminate automatically without any action required of Lender.

Section 14.3. General Provisions Pertaining to Remedies.

(a) The Remedies are cumulative and may be pursued concurrently or otherwise, at such time and in such order as Lender may determine in its sole discretion and without presentment, demand, protest or further notice of any kind, all of which are expressly waived by Borrower, subject, however, to Section 1.02(b) of the Amended and Restated Supplemental Mortgage Loan Agreement if Borrower is a member firm of the Exchange and is subject to Exchange regulations.

(b) The enumeration in the Loan Documents of specific rights or powers will not be construed to limit any general rights or powers or impair Lender's rights with respect to the Remedies.

(c) If Lender exercises any of the Remedies, Lender will not be deemed a mortgagee-in-possession unless Lender has elected affirmatively to be a mortgagee-in-possession.

(d) Lender will not be liable for any act or omission of Lender in connection with the exercise of the Remedies.

(e) Lender's right to exercise any Remedy will not be impaired by any delay in exercising or failure to exercise the Remedy and the delay or failure will not be construed as extending any cure period or constitute a waiver of the default or Event of Default.

(f) If an Event of Default occurs, Lender's payment or performance or acceptance of payment or performance will not be deemed a waiver or cure of the Event of Default.

(g) Lender's acceptance of partial payment or receipt of Rents will not extend or affect any grace period, constitute a waiver of a default or Event of Default or constitute a recision of Acceleration.

Section 14.4. Foreclosure by Power of Sale.

[Intentionally Left Blank]

Section 14.5. General Provisions Pertaining to Mortgagee-in-Possession or Receiver.

(a) If an Event of Default occurs, any court of competent jurisdiction will, upon application by Lender, appoint a Receiver as designated in the application and issue an injunction prohibiting Borrower from interfering with the Receiver, collecting Rents, disposing of any Rents or any part of the Property, committing waste or doing any other act that will tend to affect the preservation of the Leases, the Rents and the Property and Borrower approves the appointment of the designated Receiver or any other Receiver appointed by the court. Borrower agrees that the appointment may be made ex parte to the extent permitted by law and as a matter of right to Lender, either before or after sale of the Property, without further notice, and without regard to the solvency or insolvency, at the time of application for the Receiver, of the person or persons, if any, liable for the payment of any portion of the Debt and the performance of any portion of the Obligations and without regard to the value of the Property or whether the Property is occupied as a homestead and without bond being required of the applicant.

(b) The Receiver will be vested with the fullest powers permitted by Law including all powers necessary or usual in similar cases for the protection, possession and operation of the Property and all the powers and duties of Lender as a mortgagee-in-possession as provided in this Mortgage and may continue to exercise all the usual powers and duties until the Receiver is discharged by the court.

(c) In addition to the Remedies and all other available rights, Lender or the Receiver may take any of the following actions:

(i) take exclusive possession, custody and control of the Property and manage the Property so as to prevent waste;

(ii) require Borrower to deliver to Lender or the Receiver all keys, security deposits, operating accounts, prepaid Rents, past due Rents, the Books and Records and all original counterparts of the Leases and the Property Documents;

(iii) collect, sue for and give receipts for the Rents and, after paying all expenses of collection, including reasonable receiver's, broker's and attorney's fees, apply the net collections to the Debt;

(iv) make, modify, enforce, terminate or accept surrender of Leases and evict tenants except that in the case of a Receiver, such actions may be taken only with the written consent of Lender as provided in this Mortgage and in the Assignment;

(v) enter into, modify, extend, enforce, terminate or renew Property Documents except that in the case of a Receiver, such actions may be taken only with the written consent of Lender as provided in this Mortgage and in the Assignment;

(vi) appear in and defend any Proceeding brought in connection with the Property and bring any Proceeding to protect the Property as well as Borrower's and Lender's respective interests in the Property (unless any such Proceeding has been assigned previously to Lender in the Assignment, or if so assigned, Lender has not expressly assigned such Proceeding to the Receiver and consented to such appearance or defense by the Receiver); and

(vii) perform any act in the place of Borrower that Lender or the Receiver deems necessary (A) to preserve the value, marketability or rentability of the Property; (B) upon consent by Lender, to increase the gross receipts from the Property; or (C) otherwise to protect Borrower's and Lender's respective interests in the Property.

(d) Borrower appoints Lender as Borrower's attorney-in-fact, at Lender's election to perform any actions and to execute and record any instruments necessary to effectuate the actions described in this Section, in each instance only at Lender's election and only to the extent Borrower has failed to comply with the provisions of this Section.

Section 14.6. General Provisions Pertaining to Foreclosures and the Power of Sale. The following provisions will apply to any Proceeding to foreclose and to any sale of the Property by power of sale or pursuant to a judgment of foreclosure and sale:

(i) Lender's right to institute a Proceeding to foreclose or to sell by power of sale will not be exhausted by a Proceeding or a sale that is defective or not completed;

(ii) a sale pursuant to a judgment of foreclosure and sale may be postponed or adjourned by public announcement at the time and place appointed for the sale without further notice;

(iii) with respect to sale pursuant to a judgment of foreclosure and sale, the Property may be sold as an entirety or in parcels, at one or more sales, at the time and place, on terms and in the order that Lender deems expedient in its sole discretion;

(iv) if a portion of the Property is sold pursuant to this Article, the Loan Documents will remain in full force and effect with respect to any unmatured portion of the Debt and this Mortgage will continue as a valid and enforceable first lien on and security interest in the remaining portion of the Property, subject only to the Permitted Exceptions, without loss of priority and without impairment of any of Lender's rights and remedies with respect to the unmatured portion of the Debt;

(v) Lender may bid for and acquire the Property at a sale and, in lieu of paying cash, may credit the amount of Lender's bid against any portion of the Debt selected by Lender in its sole discretion after deducting from the amount of Lender's bid the expenses of the sale, costs of enforcement and other amounts that Lender is authorized to deduct at Law, in equity or otherwise; and

(vi) Lender's receipt of the proceeds of a sale will be sufficient consideration for the portion of the Property sold and Lender will apply the proceeds as set forth in this Mortgage.

Section 14.7. Application of Proceeds. Lender may apply the proceeds of any sale of the Property by power of sale or pursuant to a judgment of foreclosure and sale and any other amounts collected by Lender in connection with the exercise of the Remedies to payment of the Debt in such priority and proportions as Lender may determine in its sole discretion or in such priority and proportions as required by Law.

Section 14.8. Power of Attorney Borrower appoints Lender as Borrower's attorney-in-fact to perform all actions necessary and incidental to exercising the Remedies.

Section 14.9. Tenant at Sufferance. If Lender or a Receiver enters the Property in the exercise of the Remedies and Borrower is allowed to remain in occupancy of the Property, Borrower will pay to Lender or the Receiver, as the case may be, in advance, a reasonable rent for the Property occupied by Borrower. If Borrower fails to pay the rent, Borrower may be dispossessed by the usual Proceedings available against defaulting tenants.

ARTICLE XV

LIMITATION OF LIABILITY

Section 15.1. Limitation of Liability.

(a) Notwithstanding any provision in the Loan Documents to the contrary, except as set forth in subsections (b) and (c), if Lender seeks to enforce the collection of the Debt, Lender will foreclose this Mortgage instead of instituting suit on the Note. If a lesser sum is realized from a foreclosure of this Mortgage and sale of the Property than the then outstanding Debt, Lender will not institute any Proceeding against Borrower or Borrower's shareholders, for or on account of the deficiency, except as set forth in subsections (b) and (c).

(b) The limitation of liability in subsection (a) will not affect or impair (i) the lien of this Mortgage or Lender's other rights and Remedies under the Loan Documents, including Lender's right as mortgagee or secured party to commence an action to foreclose any lien or security interest Lender has under the Loan Documents; (ii) the validity of the Loan Documents or the Obligations; (iii) Lender's rights under any Loan Document including, without limitation, the Guaranty of the Loan provided by Raymond James Financial, Inc. to Lender, that are not expressly non-recourse; or (iv) Lender's right to present and collect on any letter of credit or other credit enhancement document held by Lender in connection with the Obligations.

(c) The following are excluded and excepted from the limitation of liability in subsection (a) and Lender may recover personally against Borrower and its general partners, if any, for the following:

(i) all losses suffered and liabilities and expenses incurred by Lender relating to any fraud or intentional misrepresentation or omission by Borrower or any of Borrower's officers, directors, shareholders or principals in connection with (A) the performance of any of the conditions to Lender making the Loan; (B) any inducements to Lender to make the Loan; (C) the execution and delivery of the Loan Documents; (D) any certificates, representations or warranties given in connection with the Loan; or (E) Borrower's performance of the Obligations;

(ii) all Rents derived from the Property after a default under the Loan Documents and all moneys that, on the date a default occurs, are on deposit in one or more accounts used by or on behalf of Borrower relating to the operation of the Property, except to the extent properly applied to payment of Debt Service Payments, Impositions, Insurance Premiums, and any reasonable and customary expenses incurred by Borrower in the operation, maintenance and leasing of the Property or delivered to Lender;

(iii) the cost of remediation of any Environment Activity affecting the Property, any diminution in the value of the Property arising from any Environmental Activity affecting the Property and any other losses suffered and liabilities and expenses incurred by Lender relating to a default under the Article entitled "Environmental";

(iv) all security deposits collected by Borrower or any of Borrower's predecessors and not refunded to Tenants in accordance with their respective Leases, applied in accordance with the Leases or Law or delivered to Lender, and all advance rents collected by Borrower or any of Borrower's predecessors and not applied in accordance with the Leases or delivered to Lender;

(v) the replacement cost of any Fixtures or Personal Property removed from the Property after a default occurs;

(vi) all losses suffered and liabilities and expenses incurred by Lender relating to any acts or omissions by Borrower that result in waste (including economic and non-physical waste) on the Property;

(vii) all protective advances and other payments made by Lender pursuant to express provisions of the Loan Documents to protect Lender's security interest in the Property or to protect the assignment of the property described in and effected by the Assignment, but only to the extent that the Rents would have been sufficient to permit Borrower to make the payment and Borrower failed to do so;

(viii) all mechanic's or similar liens relating to work performed on or materials delivered to the Property prior to a foreclosure sale of the Property, but only to the extent Lender had advanced funds to pay for the work or materials;

(ix) all Proceeds that are not applied in accordance with this Mortgage or not paid to Lender as required under this Mortgage;

(x) all losses suffered and liabilities and expenses incurred by Lender relating to a Transfer that is not permitted under the Section entitled "Permitted Transfers" including the prohibition on any Transfer that results in a violation of money laundering laws;
    all losses suffered and liabilities and expenses incurred by Lender relating to forfeiture or threatened forfeiture of the Property to the Government or any breach of Borrower's representations, warranties or covenants with respect to title to the Property;
    all losses suffered and liabilities and expenses incurred by Lender relating to any default by Borrower under any of the provisions of this Mortgage relating to ERISA, including the prohibition on any Transfer that results in a violation of ERISA; and
    all losses suffered and liabilities and expenses incurred by Lender relating to any default by Borrower, Indemnitor or Guarantor under any of the provisions of this Mortgage relating to Anti-Terrorism Laws, including the prohibition on any Transfer that results in a violation of Anti-Terrorism Laws.

(d) Nothing under subparagraph (a) above will be deemed to be a waiver of any right which Lender may have under Section 506(a), 506(b), 1111(b) or any other provisions of the Bankruptcy Code or under any other Law relating to bankruptcy or insolvency to file a claim for the full amount of the Debt or to require that all collateral will continue to secure all of the Obligations in accordance with the Loan Documents.

ARTICLE XVI

WAIVERS

SECTION 16.1. WAIVER OF STATUTE OF LIMITATIONS. BORROWER WAIVES THE RIGHT TO CLAIM ANY STATUTE OF LIMITATIONS AS A DEFENSE TO BORROWER'S PAYMENT AND PERFORMANCE OF THE OBLIGATIONS.

SECTION 16.2. WAIVER OF NOTICE. BORROWER WAIVES THE RIGHT TO RECEIVE ANY NOTICE FROM LENDER WITH RESPECT TO THE LOAN DOCUMENTS EXCEPT FOR THOSE NOTICES THAT LENDER IS EXPRESSLY REQUIRED TO DELIVER PURSUANT TO THE LOAN DOCUMENTS.

SECTION 16.3. WAIVER OF MARSHALLING AND OTHER MATTERS. BORROWER WAIVES THE BENEFIT OF ANY RIGHTS OF MARSHALLING OR ANY OTHER RIGHT TO DIRECT THE ORDER IN WHICH ANY OF THE PROPERTY WILL BE (i) SOLD; OR (ii) MADE AVAILABLE TO ANY ENTITY IF THE PROPERTY IS SOLD BY POWER OF SALE OR PURSUANT TO A JUDGMENT OF FORECLOSURE AND SALE. BORROWER ALSO WAIVES THE BENEFIT OF ANY LAWS RELATING TO APPRAISEMENT, VALUATION, STAY, EXTENSION, REINSTATEMENT, MORATORIUM, HOMESTEAD AND EXEMPTION RIGHTS OR A SALE IN INVERSE ORDER OF ALIENATION.

SECTION 16.4. WAIVER OF TRIAL BY JURY. BORROWER WAIVES TRIAL BY JURY IN ANY PROCEEDING BROUGHT BY OR AGAINST, OR COUNTERCLAIM OR CROSS-COMPLAINT ASSERTED BY OR AGAINST, LENDER RELATING TO THE LOAN, THE PROPERTY DOCUMENTS OR THE LEASES.

SECTION 16.5. WAIVER OF COUNTERCLAIM. BORROWER WAIVES THE RIGHT TO ASSERT A COUNTERCLAIM OR CROSS-COMPLAINT, OTHER THAN COMPULSORY OR MANDATORY COUNTERCLAIMS OR CROSS-COMPLAINTS, IN ANY PROCEEDING LENDER BRINGS AGAINST BORROWER RELATING TO THE LOAN, INCLUDING ANY PROCEEDING TO ENFORCE REMEDIES.

SECTION 16.6. WAIVER OF JUDICIAL NOTICE AND HEARING. BORROWER WAIVES ANY RIGHT BORROWER MAY HAVE UNDER LAW TO NOTICE OR TO A JUDICIAL HEARING PRIOR TO THE EXERCISE OF ANY RIGHT OR REMEDY PROVIDED BY THE LOAN DOCUMENTS TO LENDER AND BORROWER WAIVES THE RIGHTS, IF ANY, TO SET ASIDE OR INVALIDATE ANY SALE DULY CONSUMMATED IN ACCORDANCE WITH THE PROVISIONS OF THE LOAN DOCUMENTS ON THE GROUND (IF SUCH BE THE CASE) THAT THE SALE WAS CONSUMMATED WITHOUT A PRIOR JUDICIAL HEARING.

SECTION 16.7. WAIVER OF SUBROGATION. BORROWER WAIVES ALL RIGHTS OF SUBROGATION TO LENDER'S RIGHTS OR CLAIMS RELATED TO OR AFFECTING THE PROPERTY OR ANY OTHER SECURITY FOR THE LOAN UNTIL THE LOAN IS PAID IN FULL AND ALL FUNDING OBLIGATIONS UNDER THE LOAN DOCUMENTS HAVE BEEN TERMINATED.

SECTION 16.8. GENERAL WAIVER. BORROWER ACKNOWLEDGES THAT (A) BORROWER AND BORROWER'S SHAREHOLDERS, AS THE CASE MAY BE, ARE KNOWLEDGEABLE BORROWERS OF COMMERCIAL FUNDS AND EXPERIENCED REAL ESTATE DEVELOPERS OR INVESTORS WHO UNDERSTAND FULLY THE EFFECT OF THE ABOVE PROVISIONS; (B) LENDER WOULD NOT MAKE THE LOAN WITHOUT THE PROVISIONS OF THIS ARTICLE; (C) THE LOAN IS A COMMERCIAL OR BUSINESS LOAN UNDER THE LAWS OF THE STATE OR COMMONWEALTH WHERE THE PROPERTY IS LOCATED, NEGOTIATED BY LENDER AND BORROWER AND THEIR RESPECTIVE ATTORNEYS AT ARMS LENGTH; AND (D) ALL WAIVERS BY BORROWER IN THIS ARTICLE HAVE BEEN MADE VOLUNTARILY, INTELLIGENTLY AND KNOWINGLY, AFTER BORROWER FIRST HAS BEEN INFORMED BY COUNSEL OF BORROWER'S OWN CHOOSING AS TO POSSIBLE ALTERNATIVE RIGHTS, AND HAVE BEEN MADE AS AN INTENTIONAL RELINQUISHMENT AND ABANDONMENT OF A KNOWN RIGHT AND PRIVILEGE. THE FOREGOING ACKNOWLEDGEMENT IS MADE WITH THE INTENT THAT LENDER AND ANY SUBSEQUENT HOLDER OF THE NOTE WILL RELY ON THE ACKNOWLEDGEMENT.

ARTICLE XVII

NOTICES

Section 17.1. Notices. All acceptances, approvals, consents, demands, notices, requests, waivers and other communications (the "Notices") required or permitted to be given under the Loan Documents must be in writing and (a) delivered personally by a process server providing a sworn declaration evidencing the date of service, the individual served, and the address where the service was made; (b) sent by certified mail, postage prepaid, return receipt requested; or (c) delivered by nationally recognized overnight delivery service providing evidence of the date of delivery, with all charges prepaid, addressed to the appropriate party at its address listed below:

If to Lender: Teachers Insurance and Annuity Association of America

730 Third Avenue

New York, New York 10017

Attention: Managing Director

Mortgage and Real Estate Division

Region: South/Northeast/International

Application #AAA-1892

Mortgage # 000433900

with a courtesy Teachers Insurance and Annuity Association of America

copy to: 730 Third Avenue

New York, New York 10017

Attention: Vice President and Chief Counsel - Mortgage and Real Estate Law

Application #AAA-1892

Mortgage # 000433900

If to Borrower: Raymond James & Associates, Inc.

880 Carillon Parkway

St. Petersburg, Florida 33716

Attention: Jeffrey P. Julien

Teachers Application No.: AAA-1892

Mortgage No.: 000433900

With a copy to: Ruden, McClosky, Smith, Schuster & Russell

401 East Jackson Street, 27th Floor

Tampa, Florida 33602

Attention: James B. Soble

Teachers Application No.: AAA-1892

Mortgage No.: 000433900

All notices and demands must include reference to the application number and/or mortgage number referred to beneath the above addresses. Lender and Borrower each may change from time to time the address to which Notices must be sent, by notice given in accordance with the provisions of this Section. All Notices given in accordance with the provisions of this Section will be deemed to have been given on the earliest of (i) actual receipt; (ii) Borrower's rejection of delivery; or (iii) 3 Business Days after having been deposited in any mail depository regularly maintained by the United States postal service, if sent by certified mail, or 1 Business Day after having been deposited with a nationally recognized overnight delivery service, if sent by overnight delivery or on the date of personal service, if served by a process server.

Section 17.2. Change in Borrower's Legal Name, Place of Business or State of Formation. Borrower will notify Lender in writing prior to any change in Borrower's legal name, place of business or state of incorporation, including as a result of, or in connection with, any Transfer, including any Permitted Transfer.

ARTICLE XVIII

MISCELLANEOUS

Section 18.1. Applicable Law. The Loan Documents are governed by and will be construed in accordance with the Laws of the state or commonwealth in which the Property is located without regard to conflict of law provisions, except to the extent that the Uniform Commercial Code requires otherwise.

Section 18.2. Usury Limitations. Borrower and Lender intend to comply with all Laws with respect to the charging and receiving of interest. Any amounts charged or received by Lender for the use or forbearance of the Principal to the extent permitted by Law, will be amortized and spread throughout the Term until payment in full so that the rate or amount of interest charged or received by Lender on account of the Principal does not exceed the Maximum Interest Rate. If any amount charged or received under the Loan Documents that is deemed to be interest is determined to be in excess of the amount permitted to be charged or received at the Maximum Interest Rate, the excess will be deemed to be a prepayment of Principal when paid, without premium, and any portion of the excess not capable of being so applied will be refunded to Borrower. If during the Term the Maximum Interest Rate, if any, is eliminated, then for the purposes of the Loan, there will be no Maximum Interest Rate.

Section 18.3. Lender's Discretion. Wherever under the Loan Documents any matter is required to be satisfactory to Lender, Lender has the right to approve or determine any matter or Lender has an election, Lender's approval, determination or election will be made in Lender's reasonable discretion unless expressly provided to the contrary.

Section 18.4. Unenforceable Provisions. If any provision in the Loan Documents is found to be illegal or unenforceable or would operate to invalidate any of the Loan Documents, then the provision will be deemed expunged and the Loan Documents will be construed as though the provision was not contained in the Loan Documents and the remainder of the Loan Documents will remain in full force and effect.

Section 18.5. Survival of Borrower's Obligations. Borrower's representations, warranties and covenants contained in the Loan Documents will continue in full force and effect and survive (i) satisfaction of the Obligations; (ii) release of the lien of this Mortgage; (iii) assignment or other transfer of all or any portion of Lender's interest in the Loan Documents or the Property; (iv) Lender's exercise of any of the Remedies or any of Lender's other rights under the Loan Documents; (v) a Transfer; (vi) amendments to the Loan Documents; and (vii) any other act or omission that might otherwise be construed as a release or discharge of Borrower.

Section 18.6. Relationship Between Borrower and Lender; No Third Party Beneficiaries.

(a) Lender is not a partner of or joint venturer with Borrower or any other entity as a result of the Loan or Lender's rights under the Loan Documents; the relationship between Lender and Borrower is strictly that of creditor and debtor. Each Loan Document is an agreement between the parties to that Loan Document for the mutual benefit of the parties and no entities other than the parties to that Loan Document will be a third party beneficiary or will have any claim against Lender or Borrower by virtue of the Loan Document. As between Lender and Borrower, any actions taken by Lender under the Loan Documents will be taken for Lender's protection only, and Lender has not and will not be deemed to have assumed any responsibility to Borrower or to any other entity by virtue of Lender's actions.

(b) All conditions to Lender's performance of its obligations under the Loan Documents are imposed solely for the benefit of Lender. No entity other than Lender will have standing to require satisfaction of the conditions in accordance with their provisions or will be entitled to assume that Lender will refuse to perform its obligations in the absence of strict compliance with any of the conditions.

Section 18.7. Partial Releases; Extensions; Waivers. Lender may: (i) release any part of the Property or any entity obligated for any of the Obligations; (ii) extend the time for payment or performance of any of the Obligations or otherwise amend the provisions for payment or performance by agreement with any entity that is obligated for the Obligations or that has an interest in the Property; (iii) accept additional security for the payment and performance of the Obligations; and (iv) waive any entity's performance of an Obligation, release any entity or individual now or in the future liable for the performance of the Obligation or waive the exercise of any Remedy or option. Lender may exercise any of the foregoing rights without notice, without regard to the amount of any consideration given, without effecting the priority of the Loan Documents, without releasing any entity not specifically released from its obligations under the Loan Documents, without releasing any guarantor(s) or surety(ies) of any of the Obligations, without effecting a novation of the Loan Documents and, with respect to a waiver, without waiving future performance of the Obligation or exercise of the Remedy waived.

Section 18.8. Service of Process. Borrower irrevocably consents to service of process by registered or certified mail, postage prepaid, return receipt requested, to Borrower at its address set forth in the Article entitled "Notices".

Section 18.9. Entire Agreement. Oral agreements or commitments between Borrower and Lender to lend money, to extend credit or to forbear from enforcing repayment of a debt, including promises to extend or renew the debt, are not enforceable. Any agreements between Borrower and Lender relating to the Loan are contained in the Loan Documents, which contain the complete and exclusive statement of the agreements between Borrower and Lender, except as Borrower and Lender may later agree in writing to amend the Loan Documents. The language of each Loan Document will be construed as a whole according to its fair meaning and will not be construed against the draftsman.

Section 18.10. No Oral Amendment. The Loan Documents may not be amended, waived or terminated orally or by any act or omission made individually by Borrower or Lender but may be amended, waived or terminated only by a written document signed by the party against which enforcement of the amendment, waiver or termination is sought.

Section 18.11. Lost or Destroyed Note. If the Note is lost, mutilated, destroyed or stolen, Borrower will deliver to Lender a new, substitute note containing the same provisions as the Note, provided that Borrower is furnished with reasonably satisfactory evidence of the loss, mutilation, destruction or theft of the Note.

Section 18.12. Covenants Run with the Land. Subject to the restrictions on transfer contained in the Article entitled "TRANSFERS, LIENS AND ENCUMBRANCES", all of the covenants of this Mortgage and the Assignment run with the Land, will bind all parties hereto and all tenants and subtenants of the Land or the Improvements and their respective heirs, executors, administrators, successors and assigns, and all occupants and subsequent owners of the Property, and will inure to the benefit of Lender and all subsequent holders of the Note and this Mortgage.

Section 18.13. Time of the Essence. Time is of the essence with respect to Borrower's payment and performance of the Obligations.

Section 18.14. Subrogation. If the Principal or any other amount advanced by Lender is used directly or indirectly to pay off, discharge or satisfy all or any part of an encumbrance affecting the Property, then Lender is subrogated to the encumbrance and to any security held by the holder of the encumbrance, all of which will continue in full force and effect in favor of Lender as additional security for the Obligations.

Section 18.15. Joint and Several Liability. If Borrower consists of more than one person or entity, the obligations and liabilities of each such person or entity under this Mortgage are joint and several.

Section 18.16. Successors and Assigns. The Loan Documents bind the parties to the Loan Documents and their respective successors, assigns, heirs, administrators, executors, agents and representatives and inure to the benefit of Lender and its successors, assigns, heirs, administrators, executors, agents and representatives.

Section 18.17. Duplicates and Counterparts. Duplicate counterparts of any Loan Documents, other than the Note, may be executed and together will constitute a single original document.

ARTICLE XIX

ADDITIONAL PROVISIONS PERTAINING TO STATE LAWS

Section 19.1. Future Advances. It is agreed that this Mortgage shall also secure such future or additional advances for construction, improvements, preservation, maintenance and operation of the Property and the security for the Obligations as may be made by Lender, whether such future advances are obligatory or are to be made at Lender's option to Borrower, or its successor in title, for any purpose, provided that all those advances are to be made within twenty (20) years from the date of this Mortgage, or within such lesser period of time as may be provided hereafter by law as a prerequisite for the sufficiency of actual notice or record notice of the optional future or additional advances as against the rights of creditors or subsequent purchasers for valuable consideration, to the same extent as if such future advances were made on the date hereof. The total amount of indebtedness secured by this Mortgage may decrease or increase from time to time, but the total unpaid balance so secured at any one time shall not exceed three times the face amount of the Note, and any disbursements made for the payment of taxes, levies or insurance on the Property.

(Signature page follows)

IN WITNESS WHEREOF, Borrower has executed and delivered this Mortgage as of the date first set forth above.

BORROWER:

WITNESSES: RAYMOND JAMES & ASSOCIATES, INC. ,

a Florida corporation

_______________________ By:

Signature Name:

Title:

_______________________

Print Name

And By:

Name:

Title:

_______________________

Signature Address: 880 Carillon Parkway

St. Petersburg, Florida 33716

_______________________

Print Name

STATE OF FLORIDA )

) ss:

COUNTY OF PINELLAS )

The foregoing instrument was acknowledged before me this ____ day of December, 2002, by _______________, the _______________ and by _______________, the _______________ of RAYMOND JAMES & ASSOCIATES, INC., a Florida corporation, on its behalf as such officers. They are personally known to me or produced ____________________ as identification.

Notary Public

Print Name

My Commission Expires: Serial No., if any

[SEAL]

Exhibit A

LEGAL DESCRIPTION OF THE ORIGINAL LAND

Exhibit A-1

LEGAL DESCRIPTION OF THE ADDITIONAL LAND

Exhibit B

DEFINITIONS

"Acceleration" is defined in Section 14.2(a)(i).

"Accumulations" is defined in Section 2.1(xii).

"Accumulations Depositary" is defined in Section 6.2(a).

"Additional Funds" is defined in Section 7.4(a)(v).

"Additional Land" is defined in the Recitals.

"Amended and Restated Supplemental Loan Agreement" is defined in Section 4.2(e).

"Annual Financial Statement" is defined in Section 10.1(a).

"Assessments" is defined as all assessments now or hereafter levied, assessed or imposed against the Property.

"Assignment" is defined as the Assignment of Leases and Rents dated of even date with this Mortgage made by Borrower for the benefit of Lender.

"Anti-Terrorism Law" is defined as any Law relating to terrorism, anti-terrorism, money-laundering or anti-money laundering activities, including Executive Order No. 13224 and the USA Patriot Act.

"Bankruptcy Code" means Title 11 of the United States Code.

"Books and Records" is defined in Section 2.1(xi).

"Borrower" is defined in the introductory paragraph.

"Business Days" is defined as any day on which commercial banks are not authorized or required by Law to close in New York, New York.

"Casualty" is defined as damage to or destruction of the Property by fire or other casualty.

"Code" is defined as the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

"Condemnation" is defined as the permanent or temporary taking of all or any portion of the Property, or any interest therein or right accruing thereto, by the exercise of the right of eminent domain (including any transfer in lieu of or in anticipation of the exercise of the right), inverse condemnation or any similar injury or damage to or decrease in the value of the Property, including severance and change in the grade of any streets

"Condemnation Awards" is defined in Section 2.1(viii).

"Condemnation Proceeding" is defined as a Proceeding that could result in a Condemnation.

"CPA" is defined as an independent certified public accountant satisfactory to Lender.

"Debt" is defined in Section 3.1.

"Debt Service Payments" is defined as the monthly installments of principal and interest payable by Borrower to Lender as set forth in the Note.

"Default Interest Rate" is defined as the lower of 10.70% per annum or the Maximum Interest Rate, if any.

"Destruction Event" is defined in Section 7.4.

"Development Parcel" is defined in Section 13.3.

"Environmental Activity" is defined as any actual, suspected or threatened abatement, cleanup, disposal, generation, handling, manufacture, possession, release, remediation, removal, storage, transportation, treatment or use of any Hazardous Material. The actual, suspected or threatened presence of any Hazardous Material or the actual, suspected or threatened noncompliance with any Environmental Laws, will be deemed Environmental Activity.

"Environmental Laws" is defined as all Laws pertaining to health, safety, protection of the environment, natural resources, conservation, wildlife, waste management, Environmental Activities and pollution.

"Environmental Report" is defined as the report prepared by ___________, dated __________, as amended.

"ERISA" is defined in Section 8.3(a).

"Event of Default" is defined in Section 14.1.

"Exchange" is defined in Section 14.2.

"Existing Shareholder" is defined in Section 12.1(b).

"Expenses" is defined in Section 11.1(a).

"Financial Books and Records" is defined as detailed accounts of the income and expenses of the Property and of Borrower and all other data, records and information that either are specifically referred to in the Article entitled "FINANCIAL REPORTING" or are necessary to the preparation of any of the statements, reports or certificates required under such Article and includes all supporting schedules prepared or used by the CPA in auditing the Annual Financial Statement or in issuing its opinion.

"Fiscal Year" is defined as any calendar year or partial calendar year during the Term.

"Fixed Interest Rate" is defined as 5.70% per annum.

"Fixtures" is defined as all of the Property that constitutes "fixtures" as defined on the Uniform Commercial Code.

"Government" is defined as any federal, state or municipal governmental or quasi-governmental authority including any executive, legislative or judicial branch division, subdivision or agency of any of them and any entity to which any of them has delegated authority.

"Guarantor" is defined as the guarantor from time to time under any Payment Guaranty guaranteeing repayment of the Loan.

"Hazardous Materials" is defined as any by-product, chemical, compound, contaminant, pollutant, product, substance, waste or other material (i) that is hazardous or toxic or (ii) the abatement, cleanup, discharge, disposal, emission, exposure to, generation, handling, manufacture, possession, presence, release, removal, remediation, storage, transportation, treatment or use of which is controlled, prohibited or regulated by any Environmental Laws, including asbestos, petroleum and petroleum products and polychlorinated biphenyls.

"Imposition Penalty Date" is defined in Section 6.1(a).

"Impositions" is defined as all Taxes, Assessments, ground rent, if any, water and sewer rents, fees and charges, levies, permit, inspection and license fees and other dues, charges or impositions, including all charges and license fees for the use of vaults, chutes and similar areas adjoining the Land, maintenance and similar charges and charges for utility services, in each instance whether now or in the future, directly or indirectly, levied, assessed or imposed on the Property or Borrower and whether levied, assessed or imposed as excise, privilege or property taxes.

"Improvements" is defined in Section 2.1(ii).

"Indemnitor" is defined as the indemnitor form time to time under any Environmental Indemnity made for the benefit of Lender in connection with the Loan.

"Insurance Premiums" is defined as all present and future premiums and other charges due and payable on policies of fire, rental value and other insurance covering the Property and required pursuant to the provisions of this Mortgage.

"Insurance Proceeds" is defined in Section 2.1(ix).

"Insurers" is defined in Section 7.1(c).

"Institutional Investor" is defined as any bank, savings institution, charitable foundation, insurance company, real estate investment trust, pension fund or investment advisor registered under the Investment Advisors Act of 1940, as amended, and acting as trustee or agent.

"Interest" is defined as the fixed interest payable under the Note at the Fixed Interest Rate and any other sums which are deemed to be interest under Law.

"Land" is defined in Section 2.1(i).

"Late Charges" are defined in the Note.

"Law" is defined as all present and future codes, constitutions, cases, opinions, rules, manuals, regulations, determinations, laws, orders, ordinances, requirements and statutes, as amended, of any Government that affect or that may be interpreted to affect the Property, Borrower or the Loan, including amendments and all guidance documents and publications promulgated thereunder.

"Leases" is defined as all present and future leases, subleases, licenses, and other agreements for the use and occupancy of the Land and Improvements, any related guarantees and any use and occupancy arrangements created pursuant to Section 365(h) of the Bankruptcy Code or otherwise in connection with the commencement or continuation of any bankruptcy, reorganization, arrangement, insolvency, dissolution, receivership or similar Proceedings, or any assignment for the benefit of creditors, in respect of any tenant or other occupant of the Land and Improvements.

"Lender" is defined in the introductory paragraph.

"Loan" is defined in the Recitals.

"Loan Documents" is defined as the Note, this Mortgage, the Assignment, the Amended and Restated Supplemental Loan Agreement and all documents now or hereafter executed by Borrower or Raymond James Financial, Inc. or held by Lender relating to the Loan, including all amendments.

"Maturity Date" is defined in the Recitals.

"Maximum Interest Rate" is defined as the maximum rate of interest, if any, permitted by Law to be charged with respect to the Loan.

"Mortgage" is defined as this Renewal Mortgage, Spreader Agreement, Assignment of Leases and Rents, Security Agreement and Fixture Filing.

"Note" is defined in the Recitals.

"Note Payments" is defined in the Note.

"Notices" is defined in Section 17.1.

"Obligations" is defined in Section 3.1.

"Original Land" is defined in the Recitals.

"Phase II" is defined as a nine story office building containing approximately 282,100 net rentable square feet on the Property and a five story parking garage containing 1,325 parking spaces, together with all ancillary improvements such as ingress and egress, lighting, landscaping and roadways.

"Permitted Exceptions" is defined as the matters shown in Schedule B, Part 1 and 2 of the title insurance policy insuring the lien of this Mortgage.

"Permitted Transfers" is defined in Section 12.2(b).

"Permitted Use" is defined as use as a first-class commercial office building and uses incidentally and directly related to such use.

"Personal Property" is defined as the Property, other than Fixtures, the Land or the Improvements.

"Prepayment Premium" is defined in the Note.

"Policies" is defined in Section 7.1(b).

"Principal" is defined in the Recitals.

"Proceeding" is defined as a pending or threatened action, claim or litigation before a legal, equitable or administrative tribunal having proper jurisdiction.

"Proceeds" is defined in Section 7.2(c).

"Property" is defined in Section 2.1.

"Property Documents" is defined in Section 2.1(v).

"Receiver" is defined as a receiver, custodian, trustee, liquidator or conservator of the Property.

"Remedies" is defined in Section 14.2(a).

"Rents" is defined as all rents, prepaid rents, percentage, participation or contingent rents, issues, profits, proceeds, revenues and other consideration accruing under the Leases or otherwise derived from the use and occupancy of the Land or the Improvements, including tenant contributions to expenses, security deposits, royalties and contingent rent, if any, all other fees or payments paid to or for the benefit of Borrower and any payments received pursuant to Section 502(b) of the Bankruptcy Code or otherwise in connection with the commencement or continuance of any bankruptcy, reorganization, arrangement, insolvency, dissolution, receivership or similar proceedings, or any assignment for the benefit of creditors, in respect of any tenant or other occupant of the Land or the Improvement and all claims as a creditor in connection with any of the foregoing.

"Restoration" is defined as the restoration of the Property after a Destruction Event as nearly as possible to its condition immediately prior to the Destruction Event, in accordance with the plans and specifications, in a first-class workmanlike manner using materials substantially equivalent in quality and character to those used for the original improvements, in accordance with Law and free and clear of all liens, encumbrances or other charges other than this Mortgage and the Permitted Exceptions.

"Restoration Completion Date" is defined in Section 7.4(viii).

"Restoration Funds" is defined in Section 7.5(b).

"Second Disbursement" is defined as a loan in the maximum principal amount of $27,000,000 to be made by Lender and accepted by Borrower pursuant to a Loan Application and Commitment Agreement dated October 10, 2002 by and between Lender and Raymond James Financial, Inc., a Florida corporation and the owner of a majority and controlling interest in Borrower and secured by the Mortgage.

"Taxes" is defined as all present and future real estate taxes levied, assessed or imposed against the Property.

"Tax Pledge" is defined in Section 6.2.

"Term" is defined as the scheduled term of this Mortgage commencing on the date Lender makes the first disbursement of the Loan and terminating on the Maturity Date.

"Transfer" is defined in Section 12.1(a).

"Uniform Commercial Code" is defined as the Uniform Commercial Code as in effect from time to time in the jurisdiction where the Land is located or, to the extent required by the Uniform Commercial Code, where the Borrower is located, as applicable.

Exhibit C

RULES OF CONSTRUCTION

(a) References in any Loan Document to numbered Articles or Sections are references to the Articles and Sections of that Loan Document. References in any Loan Document to lettered Exhibits are references to the Exhibits attached to that Loan Document, all of which are incorporated in and constitute a part of that Loan Document. Article, Section and Exhibit captions used in any Loan Document are for reference only and do not describe or limit the substance, scope or intent of that Loan Document or the individual Articles, Sections or Exhibits of that Loan Document.

(b) The terms "include", "including" and similar terms are construed as if followed by the phrase "without limitation".

(c) The terms "Land", "Improvements", "Fixtures" and "Personal Property", "Condemnation Awards", "Insurance Proceeds" and "Property" are construed as if followed by the phrase "or any part thereof".

(d) Any agreement by or duty imposed on Borrower in any Loan Document to perform any obligation or to refrain from any act or omission constitutes a covenant running with the ownership or occupancy of the Land and the Improvements, which will bind all parties hereto and their respective successors and assigns, and all lessees, subtenants and assigns of same, and all occupants and subsequent owners of the Property, and will inure to the benefit of Lender and all subsequent holders of the Note and this Mortgage and includes a covenant by Borrower to cause its shareholders, principals, agents, representatives and employees to perform the obligation or to refrain from the act or omission in accordance with the Loan Documents. Any statement or disclosure contained in any Loan Document about facts or circumstances relating to the Property, Borrower or the Loan constitutes a representation and warranty by Borrower made as of the date of the Loan Document in which the statement or disclosure is contained.

(e) The term "to Borrower's knowledge" is construed as meaning to the best of Borrower's knowledge after diligent inquiry.

(f) The singular of any word includes the plural and the plural includes the singular. The use of any gender includes all genders.

(g) The terms "person", "party" and "entity" include natural persons, firms, partnerships, limited liability companies and partnerships, corporations and any other public or private legal entity.

(h) The term "provisions" includes terms, covenants, conditions, agreements and requirements.

(i) The term "amend" includes modify, supplement, renew, extend, replace or substitute and the term "amendment" includes modification, supplement, renewal, extension, replacement and substitution.

(j) Reference to any specific Law or to any document or agreement, including the Note, this Mortgage, any of the other Loan Documents, the Leases, and the Property Documents includes any future amendments to the Law, document or agreement, as the case may be.

(k) No inference in favor of or against a party with respect to any provision in any Loan Document may be drawn from the fact that the party drafted the Loan Document.

(l) The term "certificate" means the sworn, notarized statement of the entity giving the certificate, made by a duly authorized person satisfactory to Lender affirming the truth and accuracy of every statement in the certificate. Any document that is "certified" means the document has been appended to a certificate of the entity certifying the document that affirms the truth and accuracy of everything in the document being certified. In all instances the entity issuing a certificate must be satisfactory to Lender.

(m) Any appointment of Lender as Borrower's attorney-in-fact is irrevocable and coupled with an interest. Lender may appoint a substitute attorney-in-fact. Borrower ratifies all actions taken by the attorney-in-fact but, nevertheless, if Lender requests, Borrower will specifically ratify any action taken by the attorney-in-fact by executing and delivering to the attorney-in-fact or to any entity designated by the attorney-in-fact all documents necessary to effect the ratification.

(n) Any document, instrument or agreement to be delivered by Borrower will be in form and content satisfactory to Lender.

(o) All obligations, rights, remedies and waivers contained in the Loan Documents will be construed as being limited only to the extent required to be enforceable under the Law.

(p) The unmodified word "days" means calendar days.

Exhibit D

  Declaration of Protective Covenants, Building Standards and Easements of Carillon dated as of October 16, 1986 recorded in Official Records Book 6340, Page 266 of the Public Records of Pinellas County, Florida.
  First Supplement to Declaration of Protective Covenants dated as of October 16, 1986.
  Second Supplement to Declaration of Protective Covenants dated as of April 30, 1987.
  Third Supplement to Declaration of Protective Covenants dated as of January 31, 1996.
  Fourth Supplement to Declaration of Protective Covenants dated as of May 7, 1996.
  Fifth Supplement to Declaration of Protective Covenants dated as of May 8, 1996.
  Sixth Supplement to Declaration of Protective Covenants dated as of May 22, 1996.
  Seventh Supplement to Declaration of Protective Covenants dated as of September 3, 1996.
  Eighth Supplement to Declaration of Protective Covenants dated as of September 6, 1996.
  Ninth Supplement to Declaration of Protective Covenants dated as of January 26, 1998.
  Amendment to Declaration of Protective Covenants dated as of January 31, 1996.
  Second Amendment to Declaration of Protective Covenants dated as of October 31, 1995 but effective as of February 23, 1996.
  Designation of Successor Developer dated as of January 26, 1998.
  Designation and Assumption of Successor Developer dated as of March 8, 2000.
  Grant of Restricted Development Rights and Amendment to Deed Restriction dated as of June 29, 1999 recorded in Official Records Book 10577, Page 1659 of the Public Records of Pinellas County, Florida.
  Amendment to Deed Restriction dated May 10, 2001.
  Terms, covenants, conditions and other matters contained in the Minor Easement Permit Agreement recorded in Official Records Book 9614, Page 2169 of the Public Records of Pinellas County, Florida.
  Terms, covenants, conditions and other matters contained in the Minor Easement Permit recorded on June 16, 1998, in Official Records Book 10133, Page 2545, of the Public Records of Pinellas County, Florida.

Exhibit E

[Legal Description of Development Parcel]

IN WITNESS WHEREOF, Borrower has executed and delivered this Note as of the date first set forth above.

RAYMOND JAMES & ASSOCIATES, INC.

a Florida corporation

By:

Name:

Title:

And By:

Name:

Title:

Exhibit 99

We hereby certify to the best of our knowledge that the annual report on form 10-K of Raymond James Financial Inc. for the fiscal year ending September 27, 2002 containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas A. James

Thomas A. James

Chief Executive Officer

/s/ Jeffrey P. Julien

Jeffrey P. Julien

Chief Financial Officer

Dated: December 23, 2002