Form 10-Q
period 2002-12-27
RAYMOND JAMES FINANCIAL INC
filed 2003-02-10
CIK 720005

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

[ X ]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	December 27, 2002

OR

[   ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number   1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

880 Carillon Parkway, St. Petersburg, Florida 33716
(Address of principal executive offices) (Zip Code)

(727) 567-3800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ___ No X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

49,250,850 shares of Common Stock and 260,476 exchangeable shares as of February 5, 2003.

The exchangeable shares were issued on January 2, 2001 in connection with the acquisition of Goepel McDermid Inc. They are exchangeable into shares of common stock on a one-for-one basis and entitle holders to payments equivalent to cash dividends paid on shares of common stock.

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter Ended December 27, 2002

	INDEX

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (unaudited)

	Consolidated Statement of Financial Condition as of December 27, 2002 and September 27, 2002	2

	Consolidated Statement of Operations for the three months ended December 27, 2002 and December 28, 2001	3

	Consolidated Statement of Cash Flows for the three months ended December 27, 2002 and December 28, 2001	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Financial Discussion and Analysis	11

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	13

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a).	Exhibit 10.11 Consulting and Non-Competition Agreement dated February 4, 2002 with M. Anthony Greene, former Executive Vice President and Director.

	Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b).	Exhibits and Reports on Form 8-K
	None

	All other items required in Part II have been previously filed or are not applicable for the quarter ended December 27, 2002.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(UNAUDITED)
(in thousands, except per share amounts)

	December 27,	September 27,
	2002	2002
ASSETS
Cash and cash equivalents	$ 397,253	$ 469,499
Assets segregated pursuant to federal regulations:
Cash and cash equivalents	206	132
Securities purchased under agreements to resell	2,215,752	2,085,795
Securities owned:
Trading and investment account securities, at fair value	341,393	279,286
Available for sale securities, at fair value	314,290	353,317
Receivables:
Clients	1,513,285	1,515,824
Stock borrowed	817,083	776,386
Brokers-dealers and clearing organizations	77,013	87,878
Other	122,296	132,311
Property and equipment, net	106,757	105,777
Deferred income taxes, net	65,883	53,734
Deposits with clearing organizations	28,641	28,958
Goodwill	62,575	62,575
Investment in leveraged leases	25,053	25,053
Prepaid expenses and other assets	71,922	63,778

	$ 6,159,402	$ 6,040,303
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 168,448	$ 149,563
Payables:
Clients	3,827,495	3,747,944
Stock loaned	825,990	834,379
Brokers-dealers and clearing organizations	60,164	37,811
Trade and other	163,971	155,466
Trading account securities sold but not yet
purchased	102,523	63,396
Accrued compensation, commissions and benefits	119,513	188,860
Income taxes payable	30,678	23,248

	5,298,782	5,200,667
Commitments and contingencies	-	-

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 48,997,995 shares	490	490
Shares exchangeable into common stock; 172,077	5,057	5,057
Additional paid-in capital	76,200	73,187
Accumulated other comprehensive income	(8,620)	(10,157)
Retained earnings	791,971	781,978
	865,098	850,555
Less: 206,459 and 496,003 common shares
in treasury, at cost	(4,478)	(10,919)
	860,620	839,636

	$ 6,159,402	$ 6,040,303

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	December 27,	December 28,
	2002	2001

Revenues:
Securities commissions and fees	$ 237,848	$ 251,660
Investment banking	11,208	10,824
Investment advisory fees	26,283	27,768
Interest	34,646	45,379
Correspondent clearing	989	838
Net trading profits	3,707	5,912
Financial service fees	15,506	13,513
Other	14,421	8,242
Total revenues	344,608	364,136

Expenses:
Compensation, commissions and benefits	234,866	245,991
Communications and information processing	18,966	17,243
Occupancy and equipment	15,648	15,096
Clearance and floor brokerage	3,531	3,369
Interest	13,213	25,121
Business development	12,277	11,254
Other	22,742	16,680
Total expenses	321,243	334,754

Income before provision for income taxes	23,365	29,382

Provision for income taxes	8,937	11,284

Net income	$ 14,428	$ 18,098

Net income per share-basic	$ 0.30	$ 0.37
Net income per share-diluted	$ 0.29	$ 0.37
Weighted average common shares
outstanding-basic	48,762	48,377
Weighted average common and common
equivalent shares outstanding-diluted	49,566	49,366

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	December 27,	December 28,
Cash Flows from operating activities:	2002	2001
Net Income	$ 14,428	$ 18,098
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	5,133	5,336
Deferred income taxes	(12,149)	(2,786)
Unrealized gain and premium amortization
on available for sale securities	526	376
Ineffectiveness of risk management transactions	(77)	693
Provision for bad debts and other accruals	10,700	1,581
Stock and option compensation expense	5,881	6,623
(Increase) decrease in assets:

Segregated cash and cash equivalents	(130,031)	(201,400)
Receivables:
Clients	2,747	61,093
Stock borrowed	(40,697)	(20,966)
Brokers, dealers and clearing
organizations	10,865	(85,444)
Other	10,015	15,500
Trading account securities, net	(22,980)	(66,463)
Prepaid expenses and other assets	(7,750)	(10,888)
Increase (decrease) in liabilities:
Payables:
Clients	79,551	50,904
Stock loaned	(8,389)	54,862
Brokers, dealers and clearing
organizations	22,353	111,174
Trade and other	(2,403)	(8,752)
Accrued compensation, commissions and benefits	(69,347)	(21,047)
Income taxes payable	7,430	11,347
Total adjustments	(138,622)	(98,257)

Net cash used in operating activities	(124,194)	(80,159)

Cash Flows from investing activities:
Additions to property & equipment, net	(6,113)	(2,934)
Purchases of available for sale securities	(13,063)	(77,099)
Security maturations and repayments	51,830	52,753

Net cash provided by (used in) investing activities	32,654	(27,280)

Cash Flows from financing activities:
Proceeds from loans	21,039	15,066
Repayments on mortgage and borrowings	(2,154)	(11,007)
Exercise of stock options and
employee stock purchases	3,637	5,234
Purchase of treasury stock	(64)	(690)
Cash dividends on common stock	(4,435)	(4,798)

Net cash provided by financing activities	18,023	3,805

Currency adjustments:
Effect of exchange rate changes on cash	1,271	(1,726)
Net decrease in cash
and cash equivalents	(72,246)	(105,360)
Cash and cash equivalents at beginning of period	469,499	458,468

Cash and cash equivalents at end of period	$ 397,253	$ 353,108

Supplemental disclosures of cash flow information
Cash paid for interest	$ 13,427	$ 26,735
Cash paid for taxes	$ 19,441	$ 1,518

See accompanying Notes to Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 27, 2002

Basis of Presentation

     The consolidated financial statements include the accounts of Raymond James Financial, Inc. and its consolidated subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted. Pursuant to GAAP, these unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on form 10-K for the year ended September 27, 2002. To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain other reclassifications have been made to prior year consolidated financial statements to conform to the current presentation.

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

As of December 27, 2002, total purchased intangible assets, other than goodwill, consisted only of a noncompete agreement with an original gross carrying amount of $3 million arising from the acquisition of RJ Ltd. The noncompete agreement is included in other assets and is being amortized over a two-year period and is fully amortized at the end of this fiscal quarter, resulting in an expense of $375,000 in the quarter.

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

In December 2002 the FASB issued SFAS No. 148 - Accounting for Stock - Based Compensation - Transition and Disclosure. This SFAS amends SFAS No. 123 - Accounting for Stock - Based Compensation to provide alternative methods of transition for entities electing the fair value based method of accounting for stock - based employee compensation. This SFAS also requires additional and more prominent disclosure related to accounting methods used for stock - based employee compensation and pro forma amounts related to any period accounted for under the intrinsic method of Opinion 25. The Company has elected to use the fair value based method of accounting for stock - based employee compensation beginning in fiscal 2003 and has applied the modified prospective method of transition.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees for Others." The interpretation addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in the Commitments and Contingencies disclosure within this Form 10Q. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into after December 31, 2002.

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The interpretation addresses the consolidation of "variable interest entities" which are interests which are not required to be consolidated under existing accounting rules. Variable interest entities are identified by reviewing the Company's equity investment at risk, the ability to make decisions about the entity's activities and the obligation to absorb the entity's losses or right to receive expected residual returns. The Company is currently assessing each entity with which it is associated. The Company has general partner and limited partnership interests in various limited partnerships. In addition, the Company has an equity interest in a software joint venture which is not currently consolidated. The Company is required to fully adopt this interpretation in the fourth quarter of its fiscal year.

Stock-based Compensation

At December 27, 2002, the Company has eight stock-based employee compensation plans, which are described more fully in Note 12 of the Company's Annual Report on Form 10-K. Prior to fiscal 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation expense related to stock options was reflected in fiscal 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 28, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the modified prospective method of adoption selected by the Company under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, compensation cost being recognized in fiscal 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	December 27,	December 28,
	2002	2001
	(in 000's except per share data)

Net income, as reported	$14,428	$18,098
Add: Stock-based employee compensation
expense included in reported net income
	1,300	-
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards
	(1,300)	(992)
Pro forma net income	$14,428	$17,106
Earnings per share:
Basic - as reported	$ ..30	$ ..37

Basic - pro forma	$ ..30	$ ..35

Diluted - as reported	$ ..29	$ ..37

Diluted - pro forma	$ ..29	$ ..35

Commitments and Contingencies

The Company has committed to lend to, or guarantee other debt for, a wholly-owned subsidiary, Raymond James Tax Credit Funds, Inc. ("RJ Tax Credit") up to $80 million upon request. RJ Tax Credit may borrow in order to fund the purchase and development properties qualifying for tax credits, which are then sold to third parties.   The commitment expires in November 2003 at which time if the commitment is not renewed, any outstanding balance is due and payable.  The borrowings or guarantees are secured by properties under development. At December 27, 2002, there are guarantees of $3,251,450 outstanding. In addition, RJ Tax Credit is committed to purchase and develop properties, subject to due diligence, totaling $54,833,486 at December 27, 2002.

RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit written at December 27, 2002, are as follows:

	Dec. 2002	Dec. 2001

Standby letters of credit	$ 2,184,384	$ 3,848,000
Open end consumer lines of credit	8,422,195	7,576,163
Commercial lines of credit	22,544,712	18,569,819
Unfunded loan commitments - variable	100,040,436	28,421,876
Unfunded loan commitments - fixed	9,765,750	8,787,613

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. The majority of loan commitments have terms of up to one year.

In the normal course of business, Raymond James Bank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of 12/31/02, $2,184,384 such letters of credit were outstanding, for which Raymond James Bank has a contingent liability to fund in the event the account party (on whose behalf the letter of credit was written) cannot or does not meet its financial obligations.  The majority of the letters of credit outstanding, $2,084,384, are thoroughly underwritten as part of a larger corporate credit relationship, and $100,000 are fully secured by cash or securities. All of these letters of credit were issued prior to December 31, 2002 and the current carrying amount of the aggregate liability is $0. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

Securities with carrying values of $96,553,414 and $132,546,907 are pledged by RJBank as collateral with the Federal Home Loan Bank for advances at December 27, 2002 and December 28, 2001, respectively.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $628,799 and $604,614 were recognized in the three months ended December 27, 2002 and December 28, 2001, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at December 27, 2002 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At December 27, 2002 and December 28, 2001, the Company had client margin securities valued at $61,907,000 and $71,209,000, respectively, on deposit with a clearing organization.

The Company has guaranteed two lines of credit totaling $7.5 million for its joint venture in Turkey, these lines of credits are used to fund intra day settlements. In addition, the Company has guaranteed the completion of outstanding trades with counterparties in Turkey and Argentina not to exceed $27 million.

The Company has committed $29.3 million to 31 independent venture capital limited partnerships of which $20.6 million had been invested by the Company as of December 27, 2002.

The Company guarantees certain obligations of the following subsidiaries: the guarantee of the existing mortgage debt of RJA of $75 million, the guarantee of the interest rate swap obligations of Raymond James Capital Services, Inc. (a maximum market value of $20 million with $1,927,000 outstanding at December 27, 2002) and the guarantee of the debt ($191,000 at December 27, 2002) of Raymond James Credit Corporation, Inc. which is secured by securities which are held as collateral for customer borrowings. As these obligations are reflected in the Company's consolidated financial statements, the guarantees do not represent any additional exposure to the Company.

     The Company has committed to an expansion of its corporate headquarters and has begun construction of a fourth tower. The anticipated cost for the building is $25.6 million with an anticipated completion date in early calendar 2004. In connection therewith the Company is committed to a second draw of $27 million on its mortgage.

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

Beginning in June 2002, a series of lawsuits and arbitrations were filed against RJFS and the Company, primarily in Houston, Texas and adjacent jurisdictions. The claims in these matters relate to millions of dollars in losses suffered by claimants in an alleged mortgage lending program known as the "Premiere 72" program, which was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. The entity which administered the loans had no connection to RJFS, the loans were not made through RJFS and at least 211 of the approximately 557 claimants never had accounts with RJFS. RJFS and the Company are vigorously contesting these claims and believe that there are meritorious defenses. These matters are in their initial stages; although the total amount funded by participants may exceed $150 million, the amount of actual loss of the claimants is not determinable at this time, and the Company is unable to reasonably estimate what exposure it may have in this matter, if any.

Capital Transactions

The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for general corporate purposes. At December 27, 2002, pursuant to prior authorizations from the Board of Directors, 2,000,000 shares were available to be repurchased. During the December 2002 quarter, there were no shares repurchased. However, the Company has repurchased 308,200 shares through February 5, 2003 at an average price of $25.12 per share.

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
	December 27,	December 28,
	2002	2001
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	27.19%	25.90%
Net capital	$280,604	$299,356
Less: required net capital	(20,746)	$ (23,120)
Excess net capital	$259,858	$276,236

	December 27,	December 28,
	2002	2001
Raymond James Financial Services, Inc.	($ in 000's)

Ratio of aggregate indebtedness to net capital	1.52	.81
Net capital	$27,827	$38,485
Less: required net capital	(2,818)	(2,080)
Excess net capital	$25,009	$35,364

Raymond James Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IDA) and the Early Warning System (By-Law No. 30 of the IDA). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IDA may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IDA.

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital profitability and liquidity position from time to time, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning level 1 or level 2 at December 27, 2002 or December 28, 2001.

The Risk Adjusted Capital of RJ Ltd. was CDN $26,853,000 and CDN $21,135,000 at December 27, 2002 and December 28, 2001, respectively.

Earnings Per Share

(in 000's, expect per share amounts)

	Three Months Ended
	December 27,	December 28,
	2002	2001

Net income	$ 14,428	$ 18,098

Weighted average common
Shares outstanding - basic	48,762	48,377

Additional shares assuming:
Exercise of stock options and warrants (1)	504	689
Issuance of contingent exchangeable shares (2)	300	300

Weighted average common and
Common equivalent shares - diluted	49,566	49,366

Net income per share - basic	$ 0.30	$ 0.37

Net income per share - diluted	$ 0.29	$ 0.37

Cash dividend declared per share	$ 0.09	$ 0.09

(1)

Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares, which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the average market price of the common stock during the period, or that part of the period for which the option was outstanding.

(2)

Represents exchangeable shares issued on January 2, 2001 in connection with the acquisition of Goepel McDermid Inc. They are exchangeable on a one-for-one basis and entitle holders to dividends equivalent to that paid on shares of common stock.

Comprehensive Income

     Total comprehensive income for the three months ended December 27, 2002 and

     December 28, 2001 is as follows (in thousands):

	Three Months Ended
	December 27,	December 28,
	2002	2001
Net income	$14,428	$18,098
Other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of tax	61	(169)
Unrealized gain (loss) on interest rate swaps accounted for as cash flow hedges (net of tax)	205	693
Foreign currency translation adjustment	1,271	(1,726)

Total comprehensive income	$ 15,965	$ 16,896

Derivative Financial Instruments and Hedging Activities

The Company makes limited use of derivative financial instruments. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, while others are used to economically hedge fixed income inventories. In addition, the Company acts as a dealer/agent in matched book swap transactions. The Company accounts for derivative financial instruments and hedging of activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities. This statement establishes standards for designating a derivative as a hedge. Derivatives in a broker-dealer or those that do not meet the criteria for designation as a hedge are accounted for as trading account assets, and recorded at fair value on the balance sheet with the gain or loss recorded in the income statement for the period.

RJBank uses variable-rate debt to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At December 27, 2002, RJBank was party to $101 million notional amount of interest rate swap agreements.

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

At December 27, 2002, the Company had notional values of $60.7 million in interest rate swaps economically hedging its fixed income trading inventory, respectively. The market value of open swap positions at December 27, 2002 was ($1,927,000). In addition, the Company acts as a dealer in swap transactions for customers.

Segment Information

In connection with the revision of certain reporting lines and the analysis done in conjunction with the adoption of SFAS 141 and 142, the Company reviewed its operating segment conclusions during the quarter ended March 28, 2002. As a result, the Company made changes in its reportable segments during the fiscal year. Prior year's results have been restated based on the composition of the new segments. The Company's reportable segments are retail investment services, capital markets, asset management, RJBank and other.

The retail segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the U.S., Canada and the U.K. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance to their retail clients. This segment also includes net interest earnings on client margin loans and cash balances. The capital markets segment includes institutional sales and trading in the U.S., Canada and Europe providing securities brokerage services, trading and research with an emphasis on the sale of U.S. equities and fixed income products to institutions; this segment also includes management of and participation in underwritings, merger and acquisition services and public finance activities. The asset management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management, Inc., and the Raymond James & Associates asset management services division, mutual fund management by Heritage Asset Management, Inc., private equity management by Raymond James Capital and Raymond James Ventures and trust services of Raymond James Trust Company and Raymond James Trust Company West. Raymond James Bank, FSB, is a separate segment. The results of operations of the consolidated foreign joint ventures in emerging market countries, stock loan/stock borrow and corporate legal items are included in Other.

The financial results of the Company's segments are presented using the same policies as those described in the "Summary of Significant Accounting Policies". Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments.

Information concerning operations in these segments of business (assets by segments were not available as of December 28, 2001) is as follows:

	Three Months Ended
	December 27,	December 28,
	2002	2001
Revenues:(000's)
Retail investment services	$230,065	$238,585
Capital markets	70,355	79,641
Asset management	29,181	30,927
RJBank	8,024	8,798
Other	6,983	6,185
Total	$344,608	$364,136

Pre-tax Income:(000's)
Retail investment services	$ 5,705	$ 15,348
Capital markets	3,620	7,225
Asset management	4,669	4,344
RJBank	3,103	1,908
Other	6,268	557
Total	$ 23,365	$ 29,382

December 27,
2002
Assets: (000's)
Retail investment services	$3,539,236
Capital markets	454,565
Asset management	60,109
RJBank	865,250
Other ***	1,240,242
Total	$6,159,402

*** Includes Stock Borrowed balance of $817,082,503

The Company has operations in the U.S., Canada, Europe and several consolidated joint ventures overseas including: India, France, Turkey, and Argentina. All long-lived assets are located in the U.S.

	Three Months Ended
	December 27,	December 28,
	2002	2001
Revenue: (000's)
United States	$312,739	$330,938
Canada	22,990	19,853
Europe	5,928	10,427
Other	2,951	2,918
Total	$344,608	$364,136

While the dollar amount invested in emerging market joint ventures is only $4.5 million, these investments carry greater risk than amounts invested in developed markets.

Item 2.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 27, 2002).

Results of Operations - Three months ended December 27, 2002 compared with three months ended December 28, 2001.

Revenues of $344,608,000 declined 5% from the prior year quarter's $364,136,000. Net income of $14,428,000, or $0.29 per diluted share, was a 20% decrease from the $18,098,000, or $0.37 per diluted share, in the prior year. The continuation of the poor equity markets depressed retail commission revenues to their lowest point in several years. The market decline has not only eroded retail investors' appetite for investing, but has also led to an increased number of legal claims as frustrated investors seek to recover portfolio losses. The combination of these two factors led to the Company's lowest earnings in five quarters.

Retail segment revenues were down $8.5 million (4%) due to a decline of $5 million (10%) in commissions at RJA, and a $4 million decline in interest revenues, offset by a slight increase in commissions at RJFS. The number of employee Financial Advisors at RJA is down 7% from the quarter ended December 2001. Interest revenues have declined as a result of lower margin balances and interest rates. While the number of independent contractor Financial Advisors at RJFS has continued to increase and is up 10% from December 2001, commission revenues increased less than 1%, highlighting the difficult retail market conditions. Pre-tax profits for this segment were down $9.6 million, due to a net addition to legal reserves of approximately $10 million.

Capital Markets segment revenues are down approximately $9.2 million (12%). The majority of the decrease, $7 million, is related to fixed income, a combination of less profitable trading results and lower institutional sales commissions. The remaining decline was related to lower equity capital markets results, a combination of lower private placement and M&A fees and lower institutional sales commissions, both domestically and in Europe. Pre-tax results were the net of a $3.8 million loss in equity capital markets (comparable with the prior year) and a decline in fixed income profits.

Approximately half of the Company's assets under management are billed based on beginning - of - quarter balances. With assets under management at the end of September 2002 reaching their lowest quarter end point since the prior September quarter, investment advisory fees were down 5% from the prior year quarter and 12% from the immediately preceding quarter. For the December quarter, both positive net sales and market appreciation led to a 6% increase in assets under management. Nearly all of the portfolio managers at Eagle Asset Management continue to outperform their benchmark averages, resulting in positive net sales, but the declining equity markets have more than offset these sales. Heritage Asset Management continues to have four funds ranked four or five star by Morningstar. The greatest decline in the segment's revenues and pre-tax income were in Investment Advisory Services, a program which offer a wide selection of unaffiliated money managers to retail clients. The overall segment's pre-tax income improved modestly as a result of cost cutting steps taken over the past few quarters.
	Dec. 27,	Dec. 28,	Sept. 27	Sept. 28
	2002	2001	2002	2001
Assets Under Management (000's):

Eagle Asset Management, Inc.	$ 4,950,614	$ 5,215,828	$ 4,532,022	$ 4,578,909
Heritage Family of Mutual Funds	7,415,613	7,169,597	7,278,020	6,911,660
Investment Advisory Services	3,000,000	4,402,000	2,887,000	3,825,000
Awad Asset Management	650,000	694,000	596,000	557,000

Total Financial Assets Under Management	$16,016,227	$17,481,425	$15,293,042	$15,872,569

Although RJ Bank's revenue was 9% below the prior year quarter, as interest rates have declined, the bank's pre-tax income was up 63%. Vibrant residential loan production and overall growth in outstanding loan balances led to the improved earnings.

The Other segment reflects flat revenues, the net effect of a $5.3 million gain on the sale of RJ Ltd's shares of TSX (formerly their Toronto Stock Exchange seats) and lower interest earnings on the securities lending business. The securities lending business has been negatively impacted by the poor equity markets, depressing demand for securities to borrow and making fewer securities available to loan as margin balances decline, and by lower interest rates. The pre-tax income for this segment is predominantly the gain on the sale of the TSX shares.

The five percent decline in compensation expense includes the net effect of lower commissions, lower incentive compensation accruals and the addition of $1.6 million in expense related employee stock options. Although gross commission expense declined there was a slight increase in the payout percentage as the number of independent contractor Financial Advisors, who receive a higher payout, has increased while the number of employee Financial Advisors has declined. Communication and information processing expense is ten percent greater than the same quarter last year as the current year includes the Company's share of the losses incurred by CSS (a software joint venture in Colorado); the Company converted to the equity method of accounting in the second quarter of last fiscal year due to an increase in ownership percentage. The increase in other expense is due entirely to the additions made to reserves for client litigation. All other expenses are consistent with the expense levels of the past year.

Financial Condition

     The Company's total assets have increased only 2% since fiscal year end, reflecting changes related to normal business activity including slight increases in stock borrowed, inventory levels and segregated assets.

     The Company's credit risks remain consistent with those disclosed in the Company's annual report on Form 10-K dated September 27, 2002. The Company's balance sheet includes approximately $1.5 billion in receivables from clients. These receivables consist predominantly of client margin loans and bank loans. The Company monitors exposure to industry sectors and individual securities and performs analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions. RJBank offers a variety of loan products; including mortgage, commercial real estate, and consumer loans, which are collateralized, and corporate loans for which the borrower is carefully evaluated and monitored.

The Company has loans payable consisting primarily of a $48 million mortgage on its headquarters office complex, $60 million in Federal Home Loan Bank advances at RJBank and a $60 million three year term loan at RJF. The mortgage, refinanced in December 2002, will be taken down in two draws totaling $75 million. The initial $48 million was funded on December 13, 2002 and the remaining $27 million will be funded upon the completion of the fourth headquarters building, projected to be January 2004.

Liquidity and Capital Resources

     Net cash used in operating activities during the three months was $124 million. Cash was predominantly used for compensation (the payment of yearend bonuses), and increased segregated assets, securities inventories and stock borrow balances net of a increases in client and broker-dealer payables.

     Investing activities provided $32 million during the three months due to the sales and maturations of available for sale securities exceeding purchases.

     Financing activities provided $18 million, the result of net borrowings exceeding repayments and the payment of cash dividends netting with the exercise of stock options and employee stock purchases.

     RJF has a $100 million line of credit, Raymond James & Associates, Inc. has uncommitted lines of credit aggregating $380 million, Raymond James Credit Corporation, Inc. has a $50 million line of credit, and RJ Ltd. has a CDN $40 million line of credit, all with commercial banks.

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

Reserves

The Company records reserves related to legal proceedings in "other payables". The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrong doing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

     Information about market risks for the three months ended December 27, 2002 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended September 27, 2002. Additional information is discussed under Derivative Financial Instruments in the notes to the consolidated financial statements of this Form 10-Q.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II OTHER INFORMATION

Item 5. Other information

As previously reported the Company has begun to expense stock options. The Company had reported the expected impact on earnings per share to be approximately $.06 per share. Upon further review the Company has determined that the impact for fiscal 2003 will likely approximate $.10 per share.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 10, 2003	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer

CERTIFICATIONS

I, Thomas A. James, certify that:

  I have reviewed this quarterly report on Form 10-Q of Raymond James Financial, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ THOMAS A. JAMES
Thomas A. James
Chairman and Chief Executive Officer

CERTIFICATIONS

I, Jeffery P. Julien, certify that:

  I have reviewed this quarterly report on Form 10-Q of Raymond James Financial, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2002

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial Officer

  Exhibit 10.11

February 3,2003

M. Anthony Greene

8370 Jett Ferry Road

Atlanta, GA 30350

Re: Consulting Agreement

Dear Tony:

This letter sets out the terms of the agreement we have reached regarding your providing consulting services to Raymond James Financial, Inc. (the Company) and Raymond James Financial Services, Inc. (RJFS).

Needless to say, the many years you have served as Chief Executive Officer of RJFS and its predecessor company, Investment Management and Research, Inc., have been responsible for making it the leading independent contractor broker-dealer firm in the United States, and a model for others throughout the world. Your role as leader and builder of that organization over a period of 27 years has provided you with unique perspective to view the competitive landscape and to evaluate the many fine people who participate in the success of RJFS, both at the management level and throughout the ranks of RJFS financial advisors.

For this reason, we are pleased that you have agreed to provide consulting services to the Company and RJFS on the following basis.

1. You have agreed to serve as a consultant to the Company and to RJFS to advise and consult with us as we request on matters with respect to the financial, operational, personnel and other aspects of our business. While you will not be expected to devote specified hours or time to this effort, we do expect you to be available to provide consulting services to us for at least 15 days of each fiscal year. Any request for your services will be made after due consideration of your own plans for other activities.

2. For all purposes of this consulting arrangement, you are an independent contractor and shall not have any authority to enter into any agreement or negotiations that purport to bind the Company or RJFS for any purpose.

3. For your services, you will be paid a consulting fee at the rate of $562,000 for the period ending September 30, 2003 and $500,000 per fiscal year thereafter, to be paid as follows: payments shall be made in advance, with an initial payment of $163,917.67 on or about February 10, 2003 for the period December 16, 2002 through March 31, 2003; payment of $140,500.00 on April 1, 2003 for the quarter ending June 30, 2003 and payment of $140,500.00 on July 1, 2003 for the quarter ending September 30, 2003. Thereafter, you will be paid in quarterly installments of $125,000.00 on or about October 1, 2003 and on or about each successive January 1, April 1, July 1 and October 1. In addition, if we ask you to travel on our behalf in connection with your consulting services, we will reimburse you for your reasonable travel expenses. You will receive a Form 1099 with respect to consulting fees paid to you for your services.

4. Because of the unique position you have held with the Company and RJFS, and in light of your continued access to proprietary and confidential information during the course of your consulting arrangements hereunder, you agree that throughout the period of this Consulting Agreement, you will not as a principal, employer, stockholder, partner, agent, consultant, independent contractor or employee, or directly or indirectly in any other individual or representative capacity:

(a) Directly or indirectly engage in, continue in, or carry on a business competing with the business of the Company or any of its subsidiaries (including RJFS), or any business substantially similar thereto, including owning or controlling any financial interest in any corporation, partnership, firm, or other form of business organization which competes with or is engaged in or carries on any aspect of such business or any business substantially similar thereto; provided, however, that you may own up to 5% of the outstanding common stock of any publicly-held competitor of the Company or RJFS, so long as you comply with all other provisions of this paragraph 4;

(b) Consult with, advise, or assist in any way, whether or not for consideration, any corporation, partnership, firm, or other business organization which is now or becomes a retail competitor of the Company or any of its subsidiaries (including RJFS) in any aspect of their business, unless such activity is approved in advance by the Company's Board of Directors;

(c) Solicit any employee of the Company or RJFS, or any financial advisor affiliated with the Company or with RJFS, to terminate his employment or independent contractor relationship with the Company or RJFS for any reason including, without limitation, affiliation with a competitor;

(d) Disclose to any third party (except as may be required by law) any information regarding the Company's business, operations, strategies, personnel, products or business conduct.

5. It is intended that the provisions of paragraph 4 above shall be construed and enforced under the laws of the State of Florida and shall be given the broadest protection allowed by law, and the Company and RJFS shall be entitled to seek equitable remedies, including injunctive relief, in the case of any violation of these provisions. In that connection, you agree that action may be brought to enforce these provisions in any State Court in Pinellas County, Florida or in Federal Court in Tampa, Florida.

6. In the event that the Company fails to make any required payment hereunder and such failure continues for ten business days after you have advised the Company in writing of such failure, you shall be released from any obligation to provide further services under this Agreement or any restriction upon your activities as set forth in paragraph 4 of this Agreement. In the event of your death, no further payments shall be required from the Company under this Agreement.

7. The Company agrees that you shall be entitled to retain the existing office occupied by you in Atlanta until the expiration of the lease in June of 2003 without any charge, and the Company will transfer to you title to the 1988 Mercedes automobile presently used by you. In addition, so long as you are providing services in accordance with the terms of this Agreement, you will be provided with continued access to the Raymond James Financial Digest; provided, however, that you agree to maintain all securities accounts in which you have a beneficial interest at RJFS, and agree to comply with all compliance restrictions applicable to transactions in securities followed by the Company's Research Department or otherwise affected by the Company's corporate finance and investment banking activities. So long as you continue to provide services under this Agreement, you will be invited to attend all RJFS conferences and will be reimbursed for your reasonable expenses incurred in connection with such attendance.

8. This Agreement shall be binding upon the Company and any successor or assign of the Company.

9. This Agreement shall be effective on December 16, 2002 and shall remain in effect until September 30, 2005.

We look forward to having the benefit of your continued advice and assistance throughout this period.

Sincerely yours,

Raymond James Financial, Inc.

By:/s/ THOMAS A. JAMES

Thomas A. James, Chief Executive Officer

I accept and agree to all of the provisions of the foregoing Consulting Agreement this 5th day of February 2003

/s/ M. ANTHONY GREENE

M. Anthony Greene

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

We hereby certify to the best of our knowledge that the quarterly report on form 10-Q of Raymond James Financial Inc. for the quarter ending December 27, 2002 containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas A. James

Thomas A. James

Chief Executive Officer

/s/ Jeffrey P. Julien

Jeffrey P. Julien

Chief Financial Officer

Dated: February 10, 2003