Form 10-Q
period 2003-03-28
RAYMOND JAMES FINANCIAL INC
filed 2003-05-09
CIK 720005

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

[ X ]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	March 28, 2003

OR

[   ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number   1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

880 Carillon Parkway, St. Petersburg, Florida 33716
(Address of principal executive offices) (Zip Code)

(727) 567-1000
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

48,512,710 shares of Common Stock as of May 5, 2003.

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter Ended March 28, 2003

	INDEX

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Condensed Financial Statements (unaudited)

	Condensed Consolidated Statement of Financial Condition as of March 28, 2003 and September 27, 2002	2

	Condensed Consolidated Statement of Operations for the three and six months ended March 28, 2003 and March 28, 2002	3

	Condensed Consolidated Statement of Cash Flows for the six months ended March 28, 2003 and March 28, 2002	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Financial Discussion and Analysis	13

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	17

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Shareholders

Item 6.	Exhibits and Reports on Form 8-K

(a).	Exhibit 3.2.3 Amended Article VII, Section 1 of the By-Laws approved on February 14, 2003

	Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b).	Exhibits and Reports on Form 8-K
	Earnings Release dated April 16, 2003 for the quarter ended March 28, 2003

	All other items required in Part II have been previously filed or are not applicable for the quarter ended March 28, 2003.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 28,	September 27,
	2003	2002
ASSETS
Cash and cash equivalents	$ 474,993	$ 469,499
Assets segregated pursuant to federal regulations:
Cash and cash equivalents	80	132
Securities purchased under agreements to resell	2,239,212	2,085,795
Securities owned:
Trading and investment account securities, at fair value	331,046	279,286
Available for sale securities, at fair value	264,643	353,317
Receivables:
Clients	1,589,456	1,515,824
Stock borrowed	848,828	776,386
Brokers, dealers and clearing organizations	136,168	87,878
Other	121,877	132,311
Property and equipment, net	109,632	105,777
Deferred income taxes, net	62,310	53,734
Deposits with clearing organizations	28,112	28,958
Goodwill	62,575	62,575
Investment in leveraged leases	25,053	25,053
Prepaid expenses and other assets	76,542	63,778

	$ 6,370,527	$ 6,040,303
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 293,978	$ 149,563
Payables:
Clients	3,816,431	3,747,944
Stock loaned	918,217	834,379
Brokers, dealers and clearing organizations	92,135	37,811
Trade and other	143,697	155,466
Trading account securities sold but not yet
purchased	97,221	63,396
Accrued compensation, commissions and benefits	134,672	188,860
Income taxes payable	12,297	23,248

	5,508,648	5,200,667
Commitments and contingencies	-	-

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 49,452,920	495	490
Shares exchangeable into common stock: 260,476	7,661	5,057
Additional paid-in capital	89,886	73,187
Accumulated other comprehensive income	(3,065)	(10,157)
Retained earnings	802,674	781,978
	897,651	850,555
Less: 1,440,377 and 496,003 common shares
in treasury, at cost	(35,772)	(10,919)
	861,879	839,636

	$ 6,370,527	$ 6,040,303

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 28,	March 28,	March 28,	March 28,
	2003	2002	2003	2002

Revenues:
Securities commissions and fees	$ 247,557	$ 268,228	$ 485,405	$519,888
Investment banking	13,740	15,395	24,948	26,219
Investment advisory fees	27,232	29,814	53,515	57,582
Interest	31,000	38,586	65,646	83,965
Net trading profits	5,456	3,861	9,163	9,774
Financial service fees	15,583	14,055	31,089	29,536
Other	9,929	10,339	25,339	19,419

TOTAL REVENUES	350,497	380,278	695,105	746,383

Expenses
Compensation, commissions and benefits	248,951	256,978	483,817	502,969
Communications and information processing	19,842	21,890	38,808	41,102
Occupancy and equipment costs	14,942	14,607	30,590	29,703
Clearance and floor brokerage	4,147	3,623	7,678	6,992
Interest	10,678	19,241	23,891	44,361
Business development	11,184	12,606	23,461	23,860
Other	16,482	20,645	39,224	37,325

TOTAL EXPENSES	326,226	349,590	647,469	686,312

Income before provision for income taxes	24,271	30,688	47,636	60,071
Provision for income taxes	9,077	11,871	18,014	23,156
Net Income	$ 15,194	$ 18,817	$ 29,622	$ 36,915
Net Income per share-basic	$ 0.31	$ 0.39	$ 0.61	$ 0.76
Net Income per share-diluted	$ 0.31	$ 0.38	$ 0.60	$ 0.74
Weighted average common shares
outstanding-basic	48,468	48,759	48,615	48,568
Weighted average common and common
equivalent shares outstanding-diluted	48,751	49,870	49,011	49,652

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Six Months Ended
	March 28,	March 28,
Cash Flows from operating activities:	2003	2002
Net Income	$ 29,622	$ 36,915
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	9,879	10,217
Deferred income taxes	(8,576)	(4,109)
Unrealized loss and premium amortization
on available for sale securities	1,295	674
Ineffectiveness of cash flow hedges	(154)	1,369
Provision for bad debts and other accruals	20,935	8,246
Stock and option compensation expense	8,335	7,178

(Increase) decrease in assets:
Assets segregated pursuant to federal regulations	(153,366)	(310,090)
Receivables:
Clients, net	(73,740)	7,832
Stock borrowed	(72,442)	25,999
Brokers-dealers and clearing organizations	(48,289)	79,433
Other	10,435	8,406
Trading and investment account securities, net	(17,936)	19,831
Prepaid expenses and other assets	(11,981)	148

Increase (decrease) in liabilities:
Payables:
Clients	68,487	62,239
Stock loaned	83,838	20,694
Brokers-dealers and clearing organizations	54,324	(103,531)
Trade and other	(23,780)	(7,962)
Accrued compensation, commissions and benefits	(54,188)	(45,118)
Income taxes payable	(10,951)	3,765
Total adjustments	(217,875)	(214,779)

Net cash (used in) operating activities	(188,253)	(177,864)

Cash Flows from investing activities:
Additions to property and equipment, net	(13,520)	(6,413)
Purchases of available for sale securities	(14,631)	(163,072)
Sales of available for sale securities	-	502
Maturations and repayments of available for sale securities	102,591	113,521

Net cash provided by (used in) investing activities	74,440	(55,462)

Cash Flows from financing activities:
Proceeds from borrowed funds	147,040	182,380
Repayments on mortgage and borrowings	(2,625)	(12,714)
Exercise of stock options and employee stock purchases	13,233	8,546
Purchase of treasury stock	(35,927)	(1,005)
Cash dividends on common stock	(8,926)	(9,129)

Net cash provided by financing activities	112,795	168,078

Currency adjustments:
Effect of exchange rate changes on cash	6,512	(3,335)
Net increase (decrease) in cash and cash equivalents	5,494	(68,583)
Cash and cash equivalents at beginning of period	469,499	458,468

Cash and cash equivalents at end of period	$ 474,993	$ 389,885

Supplemental disclosures of cash flow information
Cash paid for interest	$ 17,194	$ 45,629
Cash paid for taxes	$ 37,541	$ 21,582

See accompanying Notes to Condensed Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 28, 2003

Basis of Presentation

     The condensed consolidated financial statements include the accounts of Raymond James Financial, Inc. and its consolidated subsidiaries. Raymond James Financial Inc. is a Florida based holding company whose subsidiaries are engaged in the financial services business; as used herein, the term "the Company" refers to Raymond James Financial, Inc. or one or more of its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted. Pursuant to GAAP, these unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 27, 2002. To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain other reclassifications have been made to prior year condensed consolidated financial statements to conform to the current period presentation.

Effects of recently issued accounting standards

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness for Others." For certain guarantees the interpretation requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is defined as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition of the liability is required even if it is not probable that payments will be made under the guarantee. The interpretation also expands financial statement disclosures for other guarantees. The disclosure requirements under the interpretation are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of the interpretation. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the interpretation did not result in a significant impact on the Company's consolidated financial statements. The disclosures required by the interpretation are included in the Commitments and Contingencies disclosures within this Form 10-Q.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The interpretation addresses the consolidation of "variable interest entities" which are interests that are not required to be consolidated under existing accounting rules. Variable interest entities are identified by reviewing the Company's equity investment at risk within an entity, the ability to make decisions about the activities of an entity, and the obligation to absorb the losses or the right to receive expected residual returns of an entity. The interpretation is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied for the first interim or annual period beginning after June 15, 2003. The Company is in the process of assessing the impact of the interpretation on its consolidated financial statements and will be required to fully adopt the provisions of the interpretation in the fourth quarter of its current fiscal year.

Stock-based Compensation

At March 28, 2003, the Company has eight stock-based employee compensation plans, which are described more fully in Note 12 of the Company's Annual Report on Form 10-K. Prior to fiscal 2003, the Company accounted for those plans under the recognition and measurement provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to stock options was reflected in fiscal 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 28, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the recognition of compensation cost in fiscal 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	March 28,	March 28,	March 28,	March 28,
	2003	2002	2003	2002
	(in 000's except per share data)

Net income, as reported	$15,194	$18,817	$29,622	$36,915
Add: Stock-based employee compensation
expense included in reported net income	1,666	-	2,966	-

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(1,666)	(992)	(2,966)	(1,984)
Pro forma net income	$15,194	$17,825	$29,622	$34,931

Earnings per share:
Basic - as reported	$ .31	$ .39	$ .61	$ .76

Basic - pro forma	$ .31	$ .37	$ .61	$ .72

Diluted - as reported	$ .31	$ .38	$ .60	$ .74

Diluted - pro forma	$ .31	$ .36	$ .60	$ .71

Commitments and Contingencies

The Company has committed to lend to, or guarantee other debt for, a wholly-owned subsidiary, Raymond James Tax Credit Funds, Inc. ("RJ Tax Credit") up to $80 million upon request. RJ Tax Credit may borrow in order to fund the purchase and development of properties qualifying for tax credits, which are then sold to third parties. The commitment expires in November 2003, at which time, if the commitment is not renewed, any outstanding balance is due and payable. The borrowings or guarantees are secured by properties under development. At March 28, 2003, there are guarantees of $3,251,450 outstanding that relate to borrowings from third parties. In addition, RJ Tax Credit is committed to purchase and develop properties, subject to due diligence, totaling $48,363,423 at March 28, 2003.

Raymond James Bank ("RJBank") has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit written at March 28, 2003 and March 28, 2002, are as follows:

	March 28, 2003	March 28, 2002

Standby letters of credit	$ 2,547,104	$ 4,438,383
Consumer lines of credit	8,419,102	6,465,769
Commercial lines of credit	29,160,594	19,822,069
Unfunded loan commitments - variable	49,726,618	83,751,292
Unfunded loan commitments - fixed	9,170,450	4,187,200

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. The majority of loan commitments have terms of up to one year.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of March 28, 2003, $2,547,104 such letters of credit were outstanding, for which RJBank has a contingent liability to fund in the event the account party (on whose behalf the letter of credit was written) cannot or does not meet its financial obligations. The majority of the letters of credit outstanding, $2,207,354, are underwritten as part of a larger corporate credit relationship, and $339,750 are fully secured by cash or securities. The current carrying amount of the aggregate liability is $0. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

Securities with carrying values of $127,385,374 and $84,981,028 are pledged by RJBank as collateral with the Federal Home Loan Bank for advances at March 28, 2003 and March 28, 2002, respectively.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $653,951 and $628,799 were recognized in the three months ended March 28, 2003 and March 28, 2002, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at March 28, 2003 and were subsequently settled had no material effect on the condensed consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At March 28, 2003 and March 28, 2002, the Company had client marginable securities valued at $64,724,000 and $69,533,000, respectively, on deposit with a clearing organization.

The Company has guaranteed two lines of credit totaling $7.5 million for its joint venture in Turkey. In addition, the Company has guaranteed the completion of trades with counterparties in Turkey and Argentina not to exceed $25 million.

The Company has committed $29.3 million to 31 independent venture capital limited partnerships, of which $21.7 million has been invested by the Company as of March 28, 2003. Additionally, the Company is the general partner in two private equity limited partnerships to which it has committed $14.1 million. Of that amount, the Company had invested $7.2 million as of March 28, 2003.

The Company guarantees certain obligations of subsidiaries as follows: the guarantee of the existing mortgage debt of Raymond James & Associates, Inc. ("RJA") of $47.6 million, the guarantee of the interest rate swap obligations of RJ Capital Services, Inc. (a maximum market exposure of $20 million with $580,000 of exposure outstanding at March 28, 2003) and the guarantee of the debt ($191,000 at March 28, 2003) of Raymond James Credit Corporation, Inc., which is secured by securities held as collateral for customer borrowings. As these obligations are reflected in the Company's condensed consolidated financial statements, these guarantees do not represent any additional exposure to the Company.

     The Company has committed to an expansion of its corporate headquarters and has begun construction of a fourth tower. The anticipated cost for the building is $25.6 million with an anticipated completion date in early calendar 2004. In connection therewith, the Company is committed to a second draw of $27 million on its mortgage, which in conjunction with the first draw will bring the total mortgage balance to $75 million.

In the normal course of business, certain subsidiaries of the Company, act as general partner and may be contingently liable for activities of various limited partnerships syndicated several years ago. These partnerships engaged primarily in real estate activities. In the opinion of the Company, such liabilities, if any, for the obligations of the partnerships will not in the aggregate have a material adverse effect on the Company's consolidated financial position.

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

The Company and its subsidiaries are defendants in various lawsuits and arbitration proceedings arising from the securities business. In addition, from time to time the Company's subsidiaries are the subject of regulatory inquiries or proceedings initiated by the Securities and Exchange Commission ("SEC"), self regulatory organizations or State securities regulators. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits and arbitrations, and is responding to all regulatory inquiries and proceedings. In view of the number and diversity of claims and proceedings involving the Company's subsidiaries, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims and proceedings, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims and proceedings will be. In the opinion of the Company's management, based in part on discussions with counsel, and after consideration of amounts provided for with respect to these matters, the ultimate resolution of these matters will not result in a material adverse effect on the consolidated financial position or results of operations of the Company with the exception of the matter noted below which is in its initial stages.

As previously reported, the SEC is conducting an investigation relating to the activities of Raymond James Financial Services, Inc. ("RJFS") in connection with an account handled by a financial advisor in its Cranston, Rhode Island office. The Company has been advised that the staff of the SEC has preliminarily determined to recommend the initiation of enforcement proceedings against RJFS. RJFS is contesting this determination and maintains that no such proceedings are warranted against it, and discussions between the SEC staff and counsel for RJFS continue regarding this matter. The Company does not believe that the ultimate disposition of this matter will have a material impact on its financial condition or results of operations.

As previously reported, the Company and RJFS are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. The entity that administered the loans had no connection to RJFS, the loans were not made through RJFS and at least 300 of the approximately 685 claimants never had accounts with RJFS. RJFS and the Company are vigorously contesting these claims and believe that there are meritorious defenses. No depositions have yet been taken in these cases, and document discovery is still being completed. In February, 2003, the plaintiffs in the Federal Court case filed a third amended complaint; the Company and RJFS have moved to dismiss this complaint on the basis of the same deficiencies that were present in the first two complaints. Three of the State court cases, involving approximately 150 plaintiffs, have been consolidated for pre-trial proceedings before the Court in Fort Bend County, Texas. In Mach, 2003, the Judge in those cases denied the Company's motion to require the plaintiffs to pursue their claims in arbitration, as required under their customer agreements with RJFS; the Company has appealed this decision to the Texas Court of Appeals. The first arbitration claim relating to this matter, involving approximately $1.5 million in alleged losses plus a claim for punitive damages, is currently scheduled for hearing in July, 2003 but may be rescheduled. Although the total amount funded by participants in this lending program may exceed $150 million, the amount of actual loss of the claimants is not determinable at this time, and the Company is unable to reasonably estimate what exposure it may have in this matter, if any.

Capital Transactions

The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for general corporate purposes. At March 28, 2003, pursuant to prior authorizations from the Board of Directors, 1,434,777 shares were available to be repurchased. During the March 2003 quarter, there were 1,441,499 shares repurchased at an average price of $24.88.

In January 2001 the Company issued exchangeable shares in connection with the acquisition of Goepel McDermid Inc. During the quarter the remaining $8.8 million of the exchangeable shares became eligible for exchange and are now reflected in shareholders' equity.

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
	March 28,	March 28,
	2003	2002
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	30.25%	25.28%
Net capital	$ 303,249	$ 299,831
Less: required net capital	(20,052)	(23,723)
Excess net capital	$ 283,197	$ 276,108

	March 28,	March 28,
	2003	2002
Raymond James Financial Services, Inc.	($ in 000's)

Ratio of aggregate indebtedness to net capital	2.26	.99
Net capital	$ 25,315	$ 40,471
Less: required net capital	(3,812)	(2,678)
Excess net capital	$ 21,503	$ 37,793

Raymond James Ltd. ("RJ Ltd.") is subject to the Minimum Capital Rule (By-Law No. 17 of the Investment Dealers Association of Canada ("IDA") and the Early Warning System (By-Law No. 30 of the IDA). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IDA may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IDA.

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital profitability and liquidity position from time to time, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning level 1 or level 2 at March 28, 2003 or March 28, 2002.

The Risk Adjusted Capital of RJ Ltd. was CDN $24,345,490 and CDN $20,433,000 at March 28, 2003 and March 28, 2002, respectively.

Earnings Per Share

(in 000's, expect per share amounts)

	Three Months Ended		Six Months Ended
	March 28,	March 28,	March 28,	March 28,
	2003	2002	2003	2002

Net income	$15,194	$18,817	$29,622	$36,915

Weighted average common
Shares outstanding - basic	48,468	48,759	48,615	48,568

Additional shares assuming:
Exercise of stock options and warrants (1)	283	811	396	784
Issuance of contingent exchangeable shares (2)	-	300	-	300

Weighted average common and
Common equivalent shares - diluted	48,751	49,870	49,011	49,652

Net income per share - basic	$ 0.31	$ 0.39	$ 0.61	$ 0.76

Net income per share - diluted	$ 0.31	$ 0.38	$ 0.60	$ 0.74

Cash dividends declared per share	$ 0.09	$ 0.09	$ 0.18	$ 0.18

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

Comprehensive Income

     Total comprehensive income for the three months and six months ended March 28, 2003 and

     March 28, 2002 is as follows (in thousands):

	Three months ended		Six months ended
	March 28,	March 28,	March 28,	March 28,
	2003	2002	2003	2002
Net income	$15,194	$18,817	$29,622	$36,915
Other comprehensive income:
Unrealized (loss) on securities available for sale, net of tax	(63)	(31)	(2)	(200)
Unrealized gain on interest rate swaps accounted for as cash flow hedges, net of tax	377	676	582	1,369
Foreign currency translation adjustment	5,241	(1,609)	6,512	(3,335)

Total comprehensive income	$20,749	$17,853	$36,714	$34,749

Derivative Financial Instruments and Hedging Activities

The Company makes limited use of derivative financial instruments. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, while others are used to economically hedge fixed income inventories. In addition, the Company acts as a dealer/agent in matched book swap transactions. The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which establishes accounting and reporting standards for derivatives and hedging activities. This statement establishes standards for designating a derivative as a hedge. Derivatives in a broker-dealer or those that do not meet the criteria for designation as a hedge are accounted for as trading account assets, and recorded at fair value on the balance sheet with the gain or loss recorded in the income statement for the period.

RJBank uses variable-rate debt to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At March 28, 2003, RJBank was party to $94.8 million notional amount of interest rate swap agreements.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in RJBank's non-interest income or expense at the end of each hedging period. When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

The Company also uses interest rate swaps to economically hedge certain fixed income inventory positions. The economically hedged positions and the swaps are marked to market with the gain or loss recorded in income for the period. In addition to these economic hedging transactions, the Company enters into interest rate swaps with some of its institutional customers. The Company's management performs evaluations of its potential interest rate risk, including an exposure analysis on municipal bond inventories, and is of the opinion that the exposure to interest rate risk is not material to its financial position.

At March 28, 2003, the Company had notional values of $61.6 million in interest rate swaps economically hedging its fixed income trading inventory. The market value of open swap positions reflected in the condensed consolidated statement of financial condition at March 28, 2003 was ($580,000). In addition, the Company acts as a dealer in swap transactions for customers.

Segment Information

The Company's reportable segments are retail investment services, capital markets, asset management, RJBank and other. The retail segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the U.S., Canada and the U.K. These branches provide financial planning and sales of a variety of investment products to their retail clients. This segment also includes net interest earnings on client margin loans and cash balances. The capital markets segment includes institutional sales and trading in the U.S., Canada and Europe providing securities brokerage services, trading and research with an emphasis on the sale of U.S. equities and fixed income products to institutions; this segment also includes management of and participation in underwritings, merger and acquisition services and public finance activities. The asset management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management, Inc., and the Raymond James & Associates asset management services division, mutual fund management by Heritage Asset Management, Inc., private equity management by Raymond James Capital and Raymond James Ventures and trust services of Raymond James Trust Company and Raymond James Trust Company West. Raymond James Bank, FSB, is a separate segment. The results of operations of the consolidated foreign joint ventures in emerging market countries, stock loan/stock borrow and corporate items are included in the "other" segment.

The financial results of the Company's segments are presented using the same policies as those described in the "Summary of Significant Accounting Policies". Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments.

Information concerning operations in these segments of business is as follows (in 000's):

	Three months ended		Six months ended
	March 28,	March 28,	March 28,	March 28,
	2003	2002	2003	2002
Revenues:
Retail investment services	$234,523	$254,074	$464,588	$494,470
Capital markets	76,741	80,057	147,096	159,698
Asset management	29,952	32,941	59,133	64,026
RJBank	7,023	7,345	15,047	16,143
Other	2,258	5,861	9,241	12,046
Total	$350,497	$380,278	$695,105	$746,383

Pre-tax Income:
Retail investment services	$ 14,263	$ 12,854	$ 21,410	$ 27,192
Capital markets	5,667	11,703	9,683	18,928
Asset management	4,548	5,203	8,599	10,557
RJBank	1,937	1,763	5,040	3,671
Other	(2,144)	(835)	2,904	(277)
Total	$ 24,271	$ 30,688	$ 47,636	$ 60,071

March 28,
2003
Assets:
Retail investment services	$3,493,997
Capital markets	668,347
Asset management	46,307
RJBank	883,597
Other ***	1,278,279
Total	$6,370,527

*** Includes Stock Borrowed balance of $848,828

The Company has operations in the U.S., Canada, Europe and consolidated joint ventures in: India, France, Turkey, and Argentina. All long-lived assets are located in the U.S.

	Three months ended		Six months ended
	March 28,	March 28,	March 28,	March 28,
	2003	2002	2003	2002
Revenue:
United States	$322,459	$351,659	$633,409	$684,566
Canada	17,431	20,795	40,665	40,648
Europe	5,816	2,492	11,574	12,919
Other	4,791	5,332	9,457	8,250
Total	$350,497	$380,278	$695,105	$746,383

While the dollar amount invested in emerging market joint ventures is only $4.5 million, these investments carry greater risk than amounts invested in developed markets.

Item 2.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

(Any statements containing forward looking information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the year ended September 27, 2002. The following discussion should be read in conjunction with the Segment Information included in the notes to the condensed consolidated financial statements).

Results of Operations - Three months ended March 28, 2003 compared with three months ended March 28, 2002.

Revenues declined $29.8 million, or 8%. This variance is primarily attributable to the continuation of the poor equity markets, which has led to a decrease in total commission revenues of $20.7 million. In addition, decreases in interest rates, combined with decreases in average client margin balances and stock borrowed balances of $121.3 million and $416.1 million, respectively, resulted in a decrease in interest revenue of $7.6 million.

Net income declined $3.6 million, or 19%, to $15.2 million, or $0.31 per diluted share, from $18.8 million, or $0.38 per diluted share, for the comparable 2002 period. The decline in revenues was offset by corresponding declines in expenses of $23.4 million. Compensation expense declined $8.0 million, attributable to lower commission expense, which is due to the lower commission revenues, and to lower incentive compensation, which is due to lower pre-tax income. Lower average balances of stocks loaned, as well as lower interest rates, resulted in a decline of $8.6 million in interest expense. Additionally, increases in legal reserves in the three months ended March 28, 2003 were lower than in the three months ended March 28, 2002, resulting in other expenses being lower by $4.2 million.

Retail segment revenues decreased $19.6 million, or 8%. The decrease in retail revenue is attributable primarily to the declines in retail commissions and fees of $15.8 million and interest revenues of $4.6 million. Although commission and fee revenue declined in the current quarter, the Company increased the number of retail financial advisors by 46 over the prior quarter and by 219 over the same quarter in the prior year. This increase helps position the Company to raise new assets for its asset managers and to take advantage of a better market environment in the future. Pre-tax income for the retail segment increased by $1.4 million. In addition to declines in expenses directly related to the previously noted decreases in revenues, expense reduction measures combined with lower additions to legal reserves also contributed to this increase.

Capital Markets segment revenues declined $3.3 million, or 4%. The decrease is due to poorer equity capital markets results, which experienced declines in institutional sales commissions, trading profits, and investment banking fees of $5.0 million, $2.3 million, and $4.0 million, respectively. The reduction in commission income and trading profits is attributable primarily to the current condition of the equity markets, which translated into lower trading volume and trading losses. The decline in investment banking fees is driven by decreases in the number of underwritings of public offerings and merger and acquisition fees, both of which have been affected by current market conditions. These declines were offset by increases in fixed income, which experienced increases in institutional sales commissions of $2.7 million and banking fees of $820,000, while trading profits remained consistent with the prior year. Activity in fixed income has increased as investors continue to invest in alternatives to the traditional equity markets. In addition, income from  investment partnerships designed to yield returns in the form of low-income housing tax credits increased by $2.8 million in the current year. Pre-tax results of this segment decreased $6.0 million, or 52%, a combined result of lower revenues and increased fixed income compensation, the latter being driven by the increase in fixed income sales commissions.

Revenues for the Asset Management segment declined $3.0 million. Approximately half of the Company's assets under management are billed based on beginning-of-quarter balances; those assets were $1.7 billion lower at December 27, 2002 than at December 28, 2001. The remaining assets under management are billed based on average balances for the quarter. The average balance for those assets increased $304.7 million for the three months ended March 28, 2003 as compared to the same period in the prior year. The combined effect of the changes in assets under management resulted in the decrease in investment advisory fees of $3.0 million, or 11%. For the March quarter, positive net sales resulted in a 2% increase in assets under management. Nearly all of the portfolio managers at Eagle Asset Management continue to outperform their benchmark averages, resulting in positive net sales. Heritage Asset Management continues to have four funds ranked four or five star by Morningstar. The current conditions of the equity markets have resulted in asset depreciation, which almost completely offset the positive sales of the quarter. Equity securities represent approximately 50% of the assets under management. The greatest decline in assets under management has been experienced by Investment Advisory Services, a program that offers a wide selection of unaffiliated money managers to retail clients. The overall segment's pre-tax income declined at a slower rate than revenues due to cost control measures taken over the past few quarters.
	March 28,	March 28,	Dec. 27,	Dec. 28,
	2003	2002	2002	2001
Assets Under Management (000's):

Eagle Asset Management, Inc.	$ 4,990,252	$ 5,190,953	$ 4,950,614	$ 5,215,828
Heritage Family of Mutual Funds	7,825,207	7,461,804	7,415,613	6,833,233
Investment Advisory Services	2,923,000	4,142,000	3,000,000	4,402,000
Awad Asset Management	605,000	756,000	650,000	694,000

Total Financial Assets Under Management	$16,343,459	$17,550,757	$16,016,227	$17,145,061

RJBank's revenue declined $322,000. The decrease is due entirely to lower interest rates. Pre-tax income experienced a slight increase of $174,000. Interest spreads improved modestly, but were partially offset by an increase in the allowance for loan losses due to strong growth in the loan portfolio.

The Other segment revenues decreased by $3.6 million, or 61%, for the three months ended March 28, 2003 as compared to the same period in 2002. The decrease is due primarily to the securities lending business. The sluggish equity market has resulted in depressed demand for securities to borrow and provided fewer securities available to loan as client margin balances have declined. The securities lending business has been further affected by decreased interest rates, which have lowered the spreads available on the interest earned/paid on stocks borrowed and loaned. The impact to the segment as a result of this decrease in securities lending is a $3.4 million decline in interest income on securities borrowed with a corresponding decrease of $3.0 million in interest expense on securities loaned.

Results of Operations - Six months ended March 28, 2003 compared with six month ended March 28, 2002.

Revenues declined $51.3 million, or 7%. This variance is attributable to decreases in commissions and interest revenues of $34.5 million and $18.3 million, respectively.

Net income declined $7.3 million, or 20%, to $29.6 million, or $0.60 per diluted share, from $36.9 million, or $0.74 per diluted share, for the comparable 2002 period. The decline in revenues was offset by corresponding declines in expenses of $38.8 million. Compensation expense and interest expense declined $19.2 million and $20.5 million, respectively, while legal reserve expenses increased $1.9 million. See further discussion of legal claims in the "Commitments and Contingencies" section of this Form 10Q.

(Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the six month comparison.)

Capital Markets segment revenues declined $12.6 million. The decrease is attributable primarily to declines in equity capital markets results, which experienced declines in institutional sales commissions of $9.6 million. Fixed income revenue declined due to decreases in banking fees and trading and investment profits of $2.3 million and $2.0 million, respectively. Pre-tax results decreased $9.2 million, or 49%, primarily due to the above decreases in revenues offset by a $3.4 million decline in expenses. The decrease in expenses is primarily due to declines in equity capital markets institutional sales commissions.

The Other segment revenues decreased by $2.8 million, or 23%. The decrease is primarily attributed to a decrease of $8.1 million in interest revenues from the securities lending business offset by a $5.3 million gain on the sale of RJ Ltd's shares of TSX (formerly its Toronto Stock Exchange seats).

Financial Condition

     The Company's total assets have increased only 5% since fiscal year end, reflecting changes related to normal business activity including slight increases in stock borrowed, inventory levels and segregated assets.

     The Company's credit risks remain consistent with those disclosed in the Company's annual report on Form 10-K dated September 27, 2002. The Company's balance sheet includes approximately $1.6 billion in receivables from clients. These receivables consist predominantly of client margin loans and bank loans. The Company monitors exposure to industry sectors and individual securities and performs analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions. RJBank offers a variety of loan products; including residential mortgages, commercial real estate loans, and consumer loans, all of which are specifically collateralized, and corporate loans for which the borrower is carefully evaluated and monitored.

The Company has loans payable consisting primarily of a $47.6 million mortgage on its headquarters office complex, $60 million in Federal Home Loan Bank advances at RJBank and a $60 million three year term loan. The mortgage, refinanced in December 2002, will be taken down in two draws totaling $75 million. The initial $48 million was funded on December 13, 2002 and the remaining $27 million will be funded upon the completion of the fourth headquarters building, projected to be January 2004.

Liquidity and Capital Resources

     Net cash used in operating activities during the six months was $188 million. Cash was predominantly used for increased segregated assets and securities inventories.

     Investing activities provided $74 million, due to the sales and maturations of available for sale securities exceeding purchases.

     Financing activities provided $113 million during the six months due primarily to short-term borrowings offset by purchases of treasury stock.

     The Company has a $100 million committed line of credit, RJA has uncommitted lines of credit aggregating $430 million, Raymond James Credit Corporation, Inc. has a $25 million line of credit, and RJ Ltd. has a CDN $40 million line of credit, all with commercial banks.

     The Company's broker-dealer subsidiaries are subject to requirements of the SEC and the IDA relating to liquidity and capital standards (see Notes to Condensed Consolidated Financial Statements under Net Capital Requirements).

Certain Critical Accounting Policies

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (see Summary of Significant Accounting Policies in the condensed consolidated financial statements). The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the condensed consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities

Substantially all financial instruments are reflected in the condensed consolidated financial statements at fair value or amounts that approximate fair value, these include: cash, cash equivalents, and securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased. Unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", depending on the underlying purpose of the instrument. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Intangible Assets and Goodwill

Intangible assets consist predominantly of goodwill related to the acquisitions of Roney & Co. (subsequently merged into RJA) and Goepel McDermid, Inc. (now called RJ Ltd). This goodwill, totaling $63 million, was allocated to the reporting units within the retail and capital markets segments pursuant to SFAS No. 142, "Goodwill and Other Intangibles". Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142 indefinite-life intangible assets and goodwill are not amortized.

The Company reviews its goodwill on at least an annual basis in order to determine whether its value is impaired. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the fair value of the reporting unit, the Company uses valuation techniques based on multiples of revenues, earnings, book value and discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. If the value of the goodwill is impaired, the difference between the value of the goodwill reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs. The company completed its annual review of goodwill in the current quarter and determined that there is no indication of impairment. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Reserves

The Company records reserves related to legal proceedings in "other payables". The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrong doing on the part of an employee or Financial Advisor of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with the Company's internal counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the condensed consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

The Company also records reserves or allowances for doubtful accounts related to client and Financial Advisor receivables. Client loans are collateralized by securities, real estate or other property. RJBank provides for both a general allowance for losses inherent in its loan portfolio and for impairments of individually impaired loans. Client loans at the broker-dealers are collateralized by securities; however, if there is a decline in the value of the collateral and the Company cannot obtain more collateral or collect on the loan, a reserve is established. The Company also makes loans or pays advances to Financial Advisors. Reserves are established on these receivables if the Financial Advisor is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable the amount will not be collected.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

     Information about market risks for the three months ended March 28, 2003 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended September 27, 2002. Additional information is discussed under Derivative Financial Instruments in the notes to the condensed consolidated financial statements of this Form 10-Q.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the information contained under "Commitments and Contingencies" in the notes to the condensed consolidated financial statements.

Item 4. Submission of matters to a vote of shareholders

     Proxies for the Annual meeting of Shareholders held on February 13, 2003 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended. Matters voted upon at the Annual Meeting of Shareholders were as follows:

1.     The election of eight directors to the Board of Directors to hold office for a term of one year. There was no solicitation in opposition of the nominees and all such nominees were elected.

	For Individual Director	Against Individual Director
Biever, Angela M.	42,216,227	2,296,257
Bulkley, Jonathan A.	42,215,830	2,296,654
Godbold, Francis S.	36,373,599	8,138,885
Helck, Chester B.	36,379,901	8,132,583
Hill Jr., Harvard H.	42,207,724	2,304,760
James, Thomas A.	36,378,102	8,134,382
Marshall, Paul W.	43,829,052	683,432
Shields, Kenneth A.	36,284,603	8,227,881

2.     Proposal to ratify Incentive Compensation Criteria for the Company's Executive Officers.

For	Against	Abstain
39,444,155	4,730,837	404,570

3.     To approve the Raymond James Financial, Inc. 2003 Employee Stock Purchase Plan.

For	Against	Abstain
43,549,125	927,139	69,759

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 9, 2003	/s/ Thomas A. James
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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial Officer

Exhibit 3.2.3: Amended Article VII, Section 1 of the Company's By-Laws

As Amended by the Board of Directors on February 14, 2003.

ARTICLE VII

Officers

Section 1. The Board of Directors shall elect from its own number a Chairman of the Board and shall elect a President and such Vice Presidents (who may or may not be directors, and who may be designated Executive or Senior Vice Presidents) as in the opinion of the Board the business of the Company requires, a Chief Financial Officer (who may also be a Vice President, Treasurer and Controller of the Company), a Treasurer and a Secretary; and it may elect or appoint from time to time such other or additional officers, including one or more Vice Chairmen, a Controller and a General Counsel, and one or more Assistant Secretaries and Assistant Treasurers, as in its opinion are desirable for the conduct of the business of the Company. In its discretion, the Board of Directors may leave unfilled any office except those of President, Chief Financial Officer, Treasurer, and Secretary. Any individual may hold one or more offices authorized under these By-laws.

Exhibit 99.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

We hereby certify to the best of our knowledge that the quarterly report on Form 10-Q of Raymond James Financial Inc. for the quarter ending March 28, 2003 containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas A. James

Thomas A. James

Chief Executive Officer

/s/ Jeffrey P. Julien

Jeffrey P. Julien

Chief Financial Officer

Dated: May 9, 2003