Form 10-Q
period 2003-06-27
RAYMOND JAMES FINANCIAL INC
filed 2003-08-08
CIK 720005

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

[ X ]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 27, 2003

OR

[   ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number   1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

48,627,059 shares of Common Stock as of August 5, 2003.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 27,	September 27,
	2003	2002
ASSETS
Cash and cash equivalents	$ 567,726	$ 469,499
Assets segregated pursuant to federal regulations:
Cash and cash equivalents	500,007	132
Securities purchased under agreements to resell	1,870,453	2,085,795
Securities owned:
Trading and investment account securities, at fair value	433,907	279,286
Available for sale securities, at fair value	221,272	353,317
Receivables:
Clients	1,654,795	1,515,824
Stock borrowed	1,026,075	776,386
Brokers, dealers and clearing organizations	229,166	87,878
Other	135,550	132,311
Property and equipment, net	116,022	105,777
Deferred income taxes, net	67,720	53,734
Deposits with clearing organizations	28,361	28,958
Goodwill	62,575	62,575
Investment in leveraged leases	25,053	25,053
Prepaid expenses and other assets	74,994	63,778

	$ 7,013,676	$ 6,040,303
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 454,102	$ 149,563
Payables:
Clients	3,937,906	3,747,944
Stock loaned	1,066,459	834,379
Brokers, dealers and clearing organizations	169,057	37,811
Trade and other	145,778	155,466
Trading account securities sold but not yet
purchased	159,908	63,396
Accrued compensation, commissions and benefits	167,978	188,860
Income taxes payable	23,446	23,248

	6,124,634	5,200,667

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 49,544,346	495	490
Shares exchangeable into common stock: 260,476	7,661	5,057
Additional paid-in capital	93,973	73,187
Accumulated other comprehensive income	792	(10,157)
Retained earnings	821,787	781,978
	924,708	850,555
Less: 1,429,954 and 496,003 common shares
in treasury, at cost	(35,666)	(10,919)
	889,042	839,636

	$ 7,013,676	$ 6,040,303

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Revenues:
Securities commissions and fees	$ 279,929	$ 266,434	$ 765,334	$ 786,322
Investment banking	12,224	23,199	37,171	49,417
Investment advisory fees	27,829	29,745	81,344	87,327
Interest	32,364	38,494	98,010	122,460
Net trading profits	8,491	3,125	17,654	12,899
Financial service fees	18,910	15,716	49,999	44,019
Other	10,020	11,410	35,359	30,829

Total Revenues	389,767	388,123	1,084,871	1,133,273
Interest Expense	11,776	17,178	35,667	61,540
NET REVENUES	377,991	370,945	1,049,204	1,071,733

Non-Interest Expenses
Compensation, commissions and benefits	270,308	263,660	754,125	766,629
Communications and information processing	19,196	18,209	58,004	58,078
Occupancy and equipment costs	14,811	15,524	45,402	45,228
Clearance and floor brokerage	5,187	3,924	12,864	10,916
Business development	13,424	11,939	36,885	35,798
Other	16,921	23,750	56,145	61,075

TOTAL NON-INTEREST EXPENSES	339,847	337,006	963,425	977,724

Income before provision for income taxes	38,144	33,939	85,779	94,009
Provision for income taxes	14,582	13,546	32,596	36,701
Net Income	$ 23,562	$ 20,393	$ 53,183	$ 57,308
Net Income per share-basic	$ 0.49	$ 0.42	$ 1.09	$ 1.18
Net Income per share-diluted	$ 0.48	$ 0.41	$ 1.09	$ 1.15
Weighted average common shares
outstanding-basic	48,526	48,864	48,585	48,667
Weighted average common and common
equivalent shares outstanding-diluted	48,909	49,866	48,923	49,654
See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	June 27,	June 28,
Cash Flows from operating activities:	2003	2002
Net Income	$ 53,183	$ 57,308
Adjustments to reconcile net income to net
cash (used in) operating activities:
Depreciation and amortization	14,162	16,832
Deferred income taxes	(13,986)	(6,493)
Unrealized loss and premium amortization
on available for sale securities	2,099	626
Ineffectiveness of cash flow hedges	(210)	391
Provision for bad debts and other accruals	22,225	8,237
Stock and option compensation expense	10,089	7,716

(Increase) decrease in assets:
Assets segregated pursuant to federal regulations	(284,535)	(197,336)
Receivables:
Clients, net	(130,161)	(59,355)
Stock borrowed	(249,690)	103,502
Brokers-dealers and clearing organizations	(141,288)	70,030
Other	(3,238)	3,300
Trading and investment account securities, net	(58,110)	(53,777)
Prepaid expenses and other assets	(10,733)	6,556

Increase (decrease) in liabilities:
Payables:
Clients	189,962	(5,378)
Stock loaned	232,080	(6,400)
Brokers-dealers and clearing organizations	131,246	(100,392)
Trade and other	(31,906)	(1,249)
Accrued compensation, commissions and benefits	(20,882)	(21,082)
Income taxes payable	198	7,172
Total adjustments	(342,678)	(227,100)

Net cash (used in) operating activities	(289,495)	(169,792)

Cash Flows from investing activities:
Additions to property and equipment, net	(24,085)	(18,799)
Purchases of available for sale securities	(26,133)	(166,462)
Sales of available for sale securities	-	34,983
Maturations and repayments of available for sale securities	156,931	158,178

Net cash provided by investing activities	106,713	7,900

Cash Flows from financing activities:
Proceeds from borrowed funds	307,541	184,457
Repayments on mortgage and borrowings	(3,000)	(54,490)
Exercise of stock options and employee stock purchases	15,672	10,253
Purchase of treasury stock	(35,927)	(1,134)
Cash dividends on common stock	(13,374)	(14,190)

Net cash provided by financing activities	270,912	124,896

Currency adjustments:
Effect of exchange rate changes on cash	10,097	(25)
Net increase (decrease) in cash and cash equivalents	98,227	(37,021)
Cash and cash equivalents at beginning of period	469,499	458,468

Cash and cash equivalents at end of period	$ 567,726	$ 421,447

Supplemental disclosures of cash flow information
Cash paid for interest	$ 38,399	$ 60,304
Cash paid for taxes	$ 46,385	$ 34,817

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 27, 2003

Basis of Presentation

The condensed consolidated financial statements include the accounts of Raymond James Financial, Inc. and its consolidated subsidiaries. Raymond James Financial Inc. is a Florida based holding company whose subsidiaries are engaged in various financial service businesses; as used herein, the term "the Company" refers to Raymond James Financial, Inc. or one or more of its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted. Pursuant to GAAP, these unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 27, 2002. To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain other reclassifications have been made to prior year condensed consolidated financial statements to conform to the current period presentation.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The interpretation addresses the consolidation of "variable interest entities" which are interests that are not required to be consolidated under existing accounting rules. Variable interest entities are identified by reviewing the Company's equity investment at risk within an entity, the Company's ability to make decisions about the activities of an entity, and the Company's obligation to absorb the losses or the right to receive expected residual returns of an entity. The interpretation is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied for the first interim or annual period beginning after June 15, 2003. The Company, which is required to fully adopt the provisions of the interpretation in the fourth quarter of its current fiscal year, has substantially completed its assessment of the impact of the interpretation and does not expect there to be a material impact on the consolidated financial statements.

Based on its assessment to date the Company preliminarily considers  Comprehensive Software Systems, Inc. ("CSS") to be a variable interest entity ("VIE"). The Company is not the primary beneficiary and therefore will not consolidate the VIE. CSS was formed by a group of broker-dealer firms, including the Company, to develop a backoffice software system. CSS is currently funded by capital contributions and loans from its owners. CSS had assets of $7.9 million at June 30, 2003. As a 25% owner the Company has committed to an additional $2.8 million during fiscal 2003. The Company's exposure to loss is limited to its contributions and commitments. All previous contributions have been written off.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivative Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

On May 15, 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on June 28, 2003. The Company did not enter into any financial instruments within the scope of the Statement during June 2003. Additionally, the Company had no existing financial instruments that were entered into on or before May 31, 2003 that fell under the provisions of the statement. As such the adoption of this statement did not have a material impact on the Company's consolidated financial statements.

Stock-based Compensation

At June 27, 2003, the Company had eight stock-based employee compensation plans, which are described more fully in Note 12 of the Company's Annual Report on Form 10-K. Prior to fiscal 2003, the Company accounted for those plans under the recognition and measurement provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to stock options was reflected in fiscal 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 28, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the recognition of compensation cost in fiscal 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002
	(in 000's except per share data)

Net income, as reported	$23,562	$20,393	$53,183	$57,308
Add: Stock-based employee compensation
expense included in reported net income	1,385	-	4,351	-

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(1,385)	(992)	(4,351)	(2,976)
Pro forma net income	$23,562	$19,401	$53,183	$54,332

Earnings per share:
Basic - as reported	$ .49	$ .42	$ 1.09	$ 1.18

Basic - pro forma	$ .49	$ .40	$ 1.09	$ 1.12

Diluted - as reported	$ .48	$ .41	$ 1.09	$ 1.15

Diluted - pro forma	$ .48	$ .39	$ 1.09	$ 1.09

Commitments and Contingencies

The Company has committed to guarantee debt for a wholly-owned subsidiary, Raymond James Tax Credit Funds, Inc. ("RJ Tax Credit"), of up to $80 million upon request. RJ Tax Credit may borrow in order to fund the purchase and development of properties qualifying for tax credits, which are then sold to third parties. The commitment expires in November 2003, at which time, if the commitment is not renewed, any outstanding balance is due and payable. The borrowings are secured by properties under development. At June 27, 2003, there are guarantees of $1,747,350 outstanding that relate to borrowings from third parties. In addition, RJ Tax Credit is committed to purchase and develop properties, subject to due diligence, totaling $43,550,670 at June 27, 2003.

Raymond James Bank ("RJBank") has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit written at June 27, 2003 and June 28, 2002, are as follows:

	June 2003	June 2002

Standby letters of credit	$ 3,367,381	$ 4,062,258
Open end consumer lines of credit	9,932,369	7,165,469
Commercial lines of credit	42,313,692	22,038,379
Unfunded loan commitments - variable	115,321,565	52,900,153
Unfunded loan commitments - fixed	12,841,600	4,330,430

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. The majority of loan commitments have terms of up to one year.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of June 27, 2003, $3,367,381 of such letters of credit were outstanding, for which RJBank has a contingent liability to fund in the event the account party (on whose behalf the letter of credit was written) cannot or does not meet its financial obligations. Of the letters of credit outstanding, $3,127,631 are underwritten as part of a larger corporate credit relationship, and $239,750 are fully secured by cash or securities. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

Securities with carrying values of $97,110,947 and $95,479,892 at June 27, 2003 and June 28, 2002, respectively, are pledged by RJBank as collateral with the Federal Home Loan Bank for advances.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $653,951 and $628,800 were recognized in the three months ended June 27, 2003 and June 28, 2002, respectively.

In the normal course of business, the Company enters into underwriting commitments. Any transactions relating to such commitments that were open at June 27, 2003 and were subsequently settled had no material effect on the condensed consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At June 27, 2003 and June 28, 2002, the Company had client marginable securities valued at $106,549,000 and $57,036,000, respectively, on deposit with a clearing organization.

The Company also has guaranteed lines of credit for their various foreign joint ventures as follows: two lines of credit totaling $7.5 million in Turkey and one line of credit totaling $1.3 million in Argentina. In addition, the Company has guaranteed the completion of trades with counterparties in Turkey and Argentina not to exceed $25 million.

The Company has committed $28.9 million to 31 independent venture capital limited partnerships, of which $22.3 million has been invested by the Company as of June 27, 2003. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14.1 million. Of that amount, the Company had invested $7.2 million as of June 27, 2003.

The Company guarantees certain obligations of subsidiaries as follows: the guarantee of the existing mortgage debt of Raymond James & Associates, Inc. ("RJA") of $47.3 million, the guarantee of the interest rate swap obligations of RJ Capital Services, Inc. (a maximum market exposure of $20 million with $1,907,903 of exposure outstanding at June 27, 2003) and the guarantee of the debt ($190,932 at June 27, 2003) of Raymond James Credit Corporation, Inc., which is secured by securities held as collateral for customer borrowings. As these obligations are reflected in the Company's condensed consolidated financial statements, these guarantees do not represent any additional exposure to the Company.

The Company has committed to an expansion of its corporate headquarters with the construction of a fourth tower underway. The anticipated cost for the building is $25.6 million with an anticipated completion date in early calendar 2004. In connection therewith, the Company is committed to a second draw of $27 million on its mortgage, which in conjunction with the first draw will bring the total mortgage balance to $75 million.

In the normal course of business, certain subsidiaries of the Company act as general partner and may be contingently liable for activities of various limited partnerships syndicated several years ago. These partnerships engaged primarily in real estate activities. In the opinion of the Company, such liabilities, if any, for the obligations of the partnerships will not in the aggregate have a material adverse effect on the Company's consolidated financial position.

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

In March, 2003, a joint report was issued by the staff of the SEC, National Association of Securities Dealers ("NASD") and NYSE regarding the results of an "examination sweep" of a sample of broker-dealers that sell mutual funds with front-end sales loads. The report concluded that many securities firms failed to provide breakpoint discounts in certain instances where customers were eligible to receive them. Following that report, the NASD required certain member firms to conduct a self-assessment of break point compliance and report the results to the NASD. Both RJA and RJFS were required to participate in this self-assessment program by reviewing a sample of 800 customer transactions at each firm during a specified period and reporting results of that self-assessment to the NASD by May 15, 2003. The regulators continue to assess the information provided by the various member firms. The Company has not yet been able to assess the impact of this regulatory matter.

The Company and its subsidiaries are defendants in various lawsuits and arbitration proceedings arising from the securities business. In addition, from time to time the Company's subsidiaries are the subject of regulatory inquiries or proceedings initiated by the Securities and Exchange Commission ("SEC"), self-regulatory organizations or State securities regulators. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits and arbitrations, and is responding to all regulatory inquiries and proceedings. In view of the number and diversity of claims and proceedings involving the Company's subsidiaries, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims and proceedings, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims and proceedings will be.

As previously reported, the SEC is conducting an investigation relating to the activities of Raymond James Financial Services, Inc. ("RJFS") in connection with an account handled by a financial advisor in its Cranston, Rhode Island office. The Company has been advised that the staff of the SEC has determined to recommend the initiation of enforcement proceedings against RJFS. RJFS is contesting this determination and maintains that no such proceedings are warranted against it, and discussions between the SEC staff and counsel for RJFS continue regarding this matter.

As previously reported, the Company and RJFS are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. As of July 30, 2003, arbitration claims or lawsuits had been filed by approximately 860 persons, of whom 390 (or 45%) never had accounts with RJFS. The first arbitration claim relating to this matter, involving approximately $1.5 million in alleged losses plus a claim for punitive damages, has been rescheduled by agreement of the parties to October 2003. Although the total amount funded by participants in this lending program may exceed $150 million, the amount of actual loss of the claimants is not determinable at this time because the lenders are actively attempting to realize value from the underlying real estate collateral. Based on discovery to date, the Company and RJFS believe they have strong defenses to these claims and are vigorously contesting them.

In the opinion of the Company's management, based in part on discussions with counsel, and after consideration of amounts provided for with respect to these matters in the Company's financial statements, the ultimate resolution of all of these matters will not result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Capital Transactions

The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for general corporate purposes. At June 27, 2003, pursuant to prior authorizations from the Board of Directors, 1,434,777 shares were available to be repurchased. There were no shares repurchased during the June 2003 quarter.

In January 2001 the Company issued exchangeable shares in connection with the acquisition of Goepel McDermid Inc. During the March 2003 quarter the remaining $8.8 million of the exchangeable shares became eligible for exchange and are now reflected in shareholders' equity.

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
	June 27,	June 28,
	2003	2002
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	28.25%	28.17%
Net capital	$ 319,692	$ 329,015
Less: required net capital	(22,629)	(23,356)
Excess net capital	$ 297,063	$ 305,659

	June 27,	June 28,
	2003	2002
Raymond James Financial Services, Inc.	($ in 000's)

Ratio of aggregate indebtedness to net capital	3.29	1.32
Net capital	$ 20,879	$ 31,968
Less: required net capital	(4,586)	(2,820)
Excess net capital	$ 16,293	$ 29,148

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital profitability and liquidity position from time to time, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning level 1 or level 2 at June 27, 2003 or June 28, 2002.

The Risk Adjusted Capital of RJ Ltd. was CDN $21,650,000 and CDN $19,683,000 at June 27, 2003 and June 28, 2002, respectively.

Earnings Per Share

(in 000's, expect per share amounts)

	Three Months Ended		Nine months Ended
	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Net income	$23,562	$20,393	$53,183	$57,308

Weighted average common
Shares outstanding - basic	48,526	48,864	48,585	48,667

Additional shares assuming:
Exercise of stock options and warrants (1)	383	702	338	687
Issuance of stock for contingent
exchangeable shares (2)	-	300	-	300

Weighted average common and
Common equivalent shares - diluted	48,909	49,866	48,923	49,654

Net income per share - basic	$ 0.49	$ 0.42	$ 1.09	$ 1.18

Net income per share - diluted	$ 0.48	$ 0.41	$ 1.09	$ 1.15

Cash dividends declared per share	$ 0.09	$ 0.09	$ 0.27	$ 0.27

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

Comprehensive Income

     Total comprehensive income for the three months and nine months ended June 27, 2003 and

     June 28, 2002 is as follows (in thousands):
	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002
Net income	$23,562	$20,393	$53,183	$57,308
Other comprehensive income:
Unrealized (loss) gain on securities available for sale, net of tax	(92)	120	(94)	(78)
Unrealized gain (loss) on interest rate swaps accounted for as cash flow hedges, net of tax	364	(977)	946	391
Foreign currency translation adjustment	3,584	3,310	10,097	(25)

Total comprehensive income	$27,418	$22,846	$64,132	$57,596

Derivative Financial Instruments and Hedging Activities

The Company makes limited use of derivative financial instruments. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, while others are used to economically hedge fixed income inventories. In addition, the Company acts as a dealer/agent in matched book swap transactions. The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivatives and hedging activities. These statements establish standards for designating a derivative as a hedge. Derivatives in a broker-dealer or those that do not meet the criteria for designation as a hedge are accounted for as trading account assets, and recorded at fair value on the balance sheet with the gain or loss recorded in the income statement for the period.

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At June 27, 2003, RJBank was party to $90 million notional amount of interest rate swap agreements.

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

At June 27, 2003, the Company had notional values of $84.9 million in interest rate swaps economically hedging its fixed income trading inventory, respectively. The market value of open swap positions at June 27, 2003 was ($1,907,903). In addition, the Company acts as a dealer in swap transactions for customers.

Segment Information

The Company's reportable segments are private client group, capital markets, asset management, RJBank and other. The private client group segment includes the private client branches of the Company's broker-dealer subsidiaries located throughout the U.S., Canada and the U.K. These branches provide financial planning and sales of a variety of investment products to their clients. This segment also includes net interest earnings on client margin loans and cash balances. The capital markets segment includes institutional sales and trading in the U.S., Canada and Europe providing securities brokerage services, trading and research with an emphasis on the sale of U.S. equities and fixed income products to institutions; this segment also includes management of and participation in underwritings, merger and acquisition services and public finance activities. The asset management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management, Inc., and the Raymond James & Associates asset management services division, mutual fund management by Heritage Asset Management, Inc., private equity management by Raymond James Capital and Raymond James Ventures and trust services of Raymond James Trust Company and Raymond James Trust Company West. Raymond James Bank, FSB, is a separate segment. The results of operations of the consolidated foreign joint ventures in emerging market countries, stock loan/stock borrow and corporate items are included in the "other" segment.

The financial results of the Company's segments are presented using the same policies as those described in the "Summary of Significant Accounting Policies". Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments.

Information concerning operations in these segments of business is as follows (in 000's):

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002
Revenues:
Private client group*	$264,569	$259,451	$729,157	$ 752,110
Capital markets	84,370	82,278	231,466	237,992
Asset management	30,277	33,607	89,410	98,211
RJBank	6,925	7,207	21,972	23,350
Other	3,626	5,580	12,866	21,610
Total	$389,767	$388,123	$1,084,871	$1,133,273

Pre-tax Income:
Private client group*	$ 22,167	$ 17,282	$ 43,577	$ 46,285
Capital markets	12,362	13,196	22,045	28,937
Asset management	4,036	4,489	12,635	13,235
RJBank	2,707	1,350	7,747	5,021
Other	(3,128)	(2,378)	(225)	531
Total	$ 38,144	$ 33,939	$ 85,779	$ 94,009

	June 27,	June 28,
	2003	2002
Assets:
Private client group*	$3,682,435	$3,496,365
Capital markets	891,596	638,396
Asset management	49,630	57,683
RJBank	947,285	869,227
Other **	1,442,730	1,493,299
Total	$7,013,676	$6,554,970

* The private client group segment was previously identified as the retail segment.

** Includes Stock Borrowed balance of $1,026,075 and $1,148,052 at June 27, 2003 and June 28, 2002, respectively.

The Company has operations in the U.S., Canada, Europe and consolidated joint ventures in India, France, Turkey, and Argentina.

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002
Revenue:
United States	$359,834	$352,067	$979,939	$1,035,400
Canada	19,708	25,001	60,128	65,649
Europe	6,219	6,677	31,255	19,596
Other	4,006	4,378	13,549	12,628
Total	$389,767	$388,123	$1,084,871	$1,133,273

While the dollar amount invested in emerging market joint ventures is only $5.4 million, these investments carry greater risk than amounts invested in developed markets.

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

Results of Operations - Three months ended June 27, 2003 compared with three months ended June 28,
                                          2002.

Revenues, net of interest expenses ("net revenues"), increased $7.0 million, or 2%. This variance is primarily attributable to increases in commissions of $13.5 million and increases in trading profits of $5.4 million. Commission revenues have increased due to an increase in institutional and independent contractor commissions while trading profits are up principally due to profits on fixed income products. These increases were offset by a decrease in investment banking revenue of $11.0 million. The decline in investment banking revenue is primarily attributable to merger and acquisition fees, which decreased due to a combination of one large transaction in Canada during the prior year quarter and a general decline in merger and acquisition activity. Additionally, lower underwriting fees contributed to the decline in investment banking revenue due to fewer lead managed deals in the current quarter when compared to the same quarter in the prior year.

Net income increased $3.2 million, or 16%, to $23.6 million, or $0.48 per diluted share, from $20.4 million, or $0.41 per diluted share, for the comparable 2002 period. The increase in net revenues of $7 million was offset by corresponding increases in expenses of $3.9 million. Compensation expense rose $6.7 million, based largely upon higher commissions attributable to the increase in commission revenues. Additionally, clearance and floor brokerage expenses increased by $1.3 million due to an increase in the number of shares traded. These increases in expenses were offset by decreases in other expense of $6.8 million, which is driven by a decline of $1.4 million in fees paid to unaffiliated money managers and a decline of $4.6 million in charges to legal and accounts receivable reserves.

Private Client Group segment revenues increased $5.1 million, or 2%, over the same quarter in the prior year. The increase is driven primarily by the increase in independent contractor commissions of $6.5 million. Although commission income increased in the current quarter, the Company actually reduced the number of private client group financial advisors reflecting an effort to create a more productive sales force by adjusting and enforcing the minimum production standards for Financial Advisor's to remain with the Company. Pre-tax income for the private client group segment grew by $4.9 million. The increase is attributable to the growth in commission revenues which was augmented by decreases in administrative salary expense and interest expense. The decrease in salary expense is due to cost reduction efforts that have resulted in a decrease in administrative employee headcount while the decrease in interest expense is due to a decline in interest rates. Offsetting these increases to pre-tax income were an increase in commission expense of $4.0 million, which is due to the corresponding increase in commission revenue.

Capital Market segment revenues increased $2.1 million, or 3%, driven by a $13 million increase in fixed income offset by a decline in equity capital markets of $12.2 million. In addition, there was increased income from the syndication of investment partnerships designed to yield returns in the form of low-income housing tax credits. The increase in fixed income is comprised of institutional commissions, trading profits, and interest income, which increased by $8.3 million, and $3.5 million and $1.5 million, respectively. The increases in commissions and trading profits were driven by increased activity in the bond markets resulting from volatility in interest rates and the uncertainty in the equity markets, while the increase in interest revenue is due primarily to an increase in the average balance of taxable bond inventory positions in the current quarter as compared to the same quarter in the prior year. The decrease in equity capital markets is due to declines in institutional commission revenues and investment banking fees of $1 million and $11.5 million, respectively. In the current year quarter the Company participated in fewer underwriting deals and syndications, both of which generate fee and commission revenues. Although institutional equity commissions are down compared to the same quarter in the prior year, they are up $3.8 million over the immediately preceding quarter, which reflects the improvements experienced in the equity markets beginning in the April to June quarter. The decline in investment banking fees is attributable to declines in both merger and acquisition fees and underwriting fees. Pre-tax results of this segment decreased $834,000, or 6%, a result of higher revenues offset by a related increase in fixed income compensation.

Revenues for the Asset Management segment declined $3.3 million. Approximately half of the Company's assets under management are billed based on beginning-of-quarter balances; those assets were $1.4 billion lower at March 28, 2003 than at March 28, 2002. The remaining assets under management are billed based on average balances for the quarter. The average balance for those assets increased $550 million for the three months ended June 27, 2003 as compared to the same period in the prior year. The combined effect of the changes in assets under management resulted in the decrease in investment advisory fees of $3.1 million, or 11%. Nearly all of the portfolio managers at Eagle Asset Management continue to outperform their benchmark averages, resulting in positive net sales. Additionally, Heritage Asset Management has five funds ranked four or five star by Morningstar. For the quarter-ended June 2003 assets under management increased 8%, which is comprised of positive net sales of 1% and market appreciation of 7%. The overall segment's pre-tax income declined at a slower rate than revenues due to a combination of lower performance compensation and cost control measures implemented over the past few quarters.
	June 27,	June 28,	March 28,	March 28,
	2003	2002	2003	2002
Assets Under Management (000's):

Eagle Asset Management, Inc.	$ 5,658,225	$ 4,995,366	$ 4,990,252	$ 5,190,953
Heritage Family of Mutual Funds	8,049,887	7,312,938	7,825,207	7,461,804
Investment Advisory Services	3,240,000	3,575,000	2,923,000	4,142,000
Awad Asset Management	741,000	730,000	605,000	756,000

Total Financial Assets Under Management	$17,689,112	$16,613,304	$16,343,459	$17,550,757

RJBank's revenue declined $282,000. The decrease is due entirely to lower interest rates, which resulted in a decrease in interest revenue. Pre-tax income experienced an increase of $1.4 million. The increase is primarily attributable to an improved interest rate spread as the bank continues to increase the size of its loan portfolio.

The Other segment revenues decreased by $2.0 million, or 35%, for the three months ended June 27, 2003 as compared to the same period in 2002. The decrease is due primarily to the securities lending business. The sluggish equity market has resulted in depressed demand for securities to borrow and provided fewer securities available to loan as client margin balances have declined. The securities lending business has been further affected by decreased interest rates, which have lowered the spreads available on the interest earned/paid on stocks borrowed and loaned. The impact to the segment as a result of this decrease in securities lending is a $2.4 million decline in interest income on securities borrowed with a corresponding decrease of $2.3 million in interest expense on securities loaned.

Results of Operations - Nine months ended June 27, 2003 compared with nine months ended June 28,
                                        2002.

Net revenues declined $22.5 million, or 2%. This variance is attributable to decreases in commission revenues and investment banking fees of $20.1 million and $12.2 million, respectively. The decline in commissions is attributable to the sluggish performance of the equity markets during the first six months of the current year. However, the improvement in the equity market during the April to June quarter resulted in an increase in commissions relative to the two preceding quarters and to the same quarter in the prior year. The decline in investment banking revenues is primarily due to decreases in merger and acquisition fees of $8.8 million and underwriting fees of $10.1 million. These decreases are offset by increases in financial service fees and other revenues of $6.0 million and $4.6 million, respectively. The increase in financial service fees is driven by increases in IRA annual fees, which have increased commensurate with the number of IRA accounts, and by increases in money market and mutual fund distribution fees, which have grown due to increases in the underlying assets. The increase in other revenue is attributed primarily to the $5 million pre-tax gain on the sale of the shares of the Toronto Stock Exchange in the first quarter of the current year.

Net income declined $4.1 million, or 7%, to $53.1 million, or $1.09 per diluted share, from $57.3 million, or $1.15 per diluted share, for the comparable 2002 period. The decline in net revenues was partially offset by declines in expenses of $18.4 million. Compensation expense was the major component of the decrease, declining by $12.5 million due to declines in commissions, incentive compensation, and administrative salaries. Commissions and incentive compensations were down due to corresponding declines in commission revenues and pre-tax income, while administrative salaries were down due to cost reduction efforts that have led to a decrease in the number of administrative employees.

(Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the nine month comparison.)

Private Client Group segment revenues decreased $23 million, or 3%, over the comparable period in the prior year. The decrease is primarily due to decreases in commissions of $28 million, which were offset by increases in financial service fees of $4.5 million. Pre-tax income for the private client group segment decreased by $2.7 million, which is attributable to the decrease in revenues offset by decreases in commission expense and interest expense of $8.6 million and $13.9 million, respectively. The decline in interest expense is due primarily to lower interest rates.

Capital Markets segment revenues declined $6.5 million, or 3%. The decreases is primarily due to equity capital markets revenue, which experienced declines in investment banking revenues, commission revenues, and trading profits of $14.1 million, $9.2 million and $1.1 million, respectively, which are attributed to the performance of the equity markets during the current year. Fixed income results offset these decreases with increases in commissions, interest income, and trading profits of $8.2 million, $2.2 million, and $2.0 million, respectively. Further offsetting the decreases were the increase of $4.2 million in income from the syndication of investment partnerships designed to yield returns in the form of low-income housing tax credits and the decrease in expense of $3.1 million due to charges taken in the prior year for the write-down of certain private equity investments. Pre-tax results of this segment decreased $6.9 million, primarily due to the aforementioned net decrease in revenues.

Financial Condition

The Company's total assets have increased 16% since fiscal year end, reflecting changes related to normal business activity including increases in stock borrowed, client receivables and segregated assets.

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

The Company has loans payable consisting primarily of a $47.3 million mortgage on its headquarters office complex, $60 million in Federal Home Loan Bank advances at RJBank and a $60 million three year term loan. The mortgage, refinanced in December 2002, will be taken down in two draws totaling $75 million. The initial $48 million was funded on December 13, 2002 and the remaining $27 million will be funded upon the completion of the fourth headquarters building, projected to be January 2004.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months was $289 million. Cash was predominantly used for increased segregated assets.

Investing activities provided $107 million, due to the sales and maturations of available for sale securities exceeding purchases.

Financing activities provided $271 million during the nine months due primarily to short-term borrowings offset by purchases of treasury stock.

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

Reserves

The Company records reserves related to legal proceedings in "other payables". The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee or Financial Advisor of the Company; likely insurance coverage; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

The Company also records reserves or allowances for doubtful accounts related to client and Financial Advisor receivables. Client loans are collateralized by securities, real estate or other property. Reserves at RJBank are established and reviewed in accordance with banking regulations. Client loans at the broker-dealers are collateralized by securities; however, if there is a decline in the value of the collateral to a level below the loan amount and the Company cannot obtain more collateral or collect on the loan, a reserve is established. The Company also makes loans or pays advances to Financial Advisors. Reserves are established on these receivables if the Financial Advisor is no longer associated with the Company and it is determined that it is probable the amount will not be collected.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The Company monitors the Value-at-Risk (VaR) in its fixed income cash and derivative trading portfolios on a daily basis, using a variance-covariance methodology. VaR is a method for estimating the potential loss in the Company's fixed income portfolio due to adverse market movements over a defined time horizon with a specified confidence level.

A standard regulatory-type data set is used (one year historical observation period, 0% exponential decay) and the results are compared daily against those obtained using corresponding data with a 6% exponential decay factor. VaR is reported at a 99% confidence level, based on a 1-day holding period; this is consistent with the Company's high-turnover trading activity, which is based on supporting customer sales activity. This means that there is a one in 100 chance that daily trading net revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR. Shortfalls on a single day can exceed reported VaR by significant amounts, however. Shortfalls can also accumulate over a longer time horizon, such as a number of consecutive trading days.

The following table sets forth the high, low and average VaR for the Company's overall portfolio during the quarter ended June 27, 2003, with the corresponding dollar value of the Company's portfolio (in 000's):
	High	Low	Average
VaR	$ 1,165	$496	$806
Portfolio Value	$ 276,000	$212,000	$252,000

The modeling of the risk characteristics of trading positions involves a number of assumptions and approximations. While management believes that its assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions and/or approximations could produce materially different VaR estimates. Given its reliance on historical data, VaR is most effective in estimating risk exposures in markets in which there are no sudden fundamental changes or shifts in market conditions. An inherent limitation of VaR is that the distribution of past changes in market risk factors may not produce accurate predictions of future market risk. Moreover, VaR calculated for a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or offset with hedges within one day. Accordingly, management also monitors the risk in its trading activities by establishing position limits and daily review of trading results, inventory aging, pricing, concentration and securities ratings.

For further information, reference is made to Item 7a of the Company's Annual Report on Form 10-K for the year ended September 27, 2002. Additional information is discussed under Derivative Financial Instruments in the notes to the condensed consolidated financial statements of this Form 10-Q.

Item 4. Controls and Procedures

Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 5. Other Information

Non-Audit Services

At its May 28,2003 meeting, the audit committee of the board of directors approved the continuation of three non-audit engagements that had been approved by the Company's management prior to the passage of the Sarbanes-Oxley Act: a state tax income tax review project, disclosed in the Company's Proxy Statement dated January 2, 2003, an engagement for the defense of certain unrelated state tax audits, and a tax review relating to the allocation of construction and related costs for the Company's new office tower. Fees in connection with these engagements will be disclosed in the Company's proxy statement for the annual meeting of shareholders to be held in February 2004.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

11

  Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K.).

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports of Form 8-K

During the quarter, the Company filed the following Current Reports on Form 8-K:

(i)	A Current Report on Form 8-K dated July 16, 2003 and filed on July 17, 2003, pertaining to the Company's results of operations for the quarter ended June 27, 2003.

(ii)

A current Report on Form 8-K dated and filed on May 30, 2003, announcing its regular quarterly cash dividend on its outstanding shares of common stock and the election of William Habermeyer Jr. and Hardwick Simmons to the Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 8, 2003	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer

Exhibit 31

CERTIFICATIONS

I, Thomas A. James, certify that:

1. I have reviewed this report on Form 10-Q of Raymond James Financial, Inc;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 8, 2003

/s/ THOMAS A. JAMES
Thomas A. James
Chairman and Chief Executive Officer

CERTIFICATIONS

I, Jeffrey P. Julien, certify that:

1. I have reviewed this report on Form 10-Q of Raymond James Financial, Inc;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 8, 2003

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

We hereby certify to the best of our knowledge that the quarterly report on Form 10-Q of Raymond James Financial Inc. for the quarter ending June 27, 2003 containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas A. James

Thomas A. James

Chief Executive Officer

/s/ Jeffrey P. Julien

Jeffrey P. Julien

Chief Financial Officer

Dated: August 8, 2003