Form 10-K
period 2003-09-26
RAYMOND JAMES FINANCIAL INC
filed 2003-12-23
CIK 720005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)                                                                          FORM 10-K

(X)                                          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended    September 26, 2003

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2003:  $1,282,402,000

Number of common shares outstanding (December 15, 2003): 48,546,824

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held on February 12, 2004.  (The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to January 20, 2004.)

PART I

ITEM 1.     BUSINESS

Raymond James Financial, Inc. (“RJF”) is a Florida-based holding company whose subsidiaries are engaged in various financial services businesses.  Its principal subsidiaries include Raymond James & Associates, Inc. (“RJA”), Raymond James Financial Services, Inc. (“RJFS”), Raymond James Ltd. ("RJ Ltd."), Eagle Asset Management, Inc. (“Eagle”), Heritage Asset Management, Inc. (“Heritage”) and Raymond James Bank, FSB (“RJBank”). All of these subsidiaries are wholly-owned by RJF.   RJF and its subsidiaries are hereinafter collectively referred to as the “Company”.

PRINCIPAL SUBSIDIARIES

RJF's principal subsidiary, RJA is the largest full service brokerage and investment firm headquartered in the state of Florida and one of the largest retail brokerage firms in North America.  RJA is a self-clearing broker-dealer engaged in most aspects of securities distribution, trading, investment banking and asset management.  RJA also offers financial planning services for individuals and provides clearing services for RJFS, other affiliated entities and several unaffiliated broker-dealers.  RJA is a member of the New York Stock Exchange (“NYSE”), American Stock Exchange, and most regional exchanges.  It is also a member of the National Association of Securities Dealers (“NASD”) and Securities Investors Protection Corporation (“SIPC”).

RJFS is an independent contractor broker-dealer subsidiary, and one of the largest independent contractor firms in the United States of America.  Financial Advisors affiliated with RJFS may offer their clients all products and services offered by RJA.  RJFS also has four institutional sales offices in Europe.  RJFS is a member of the NASD and SIPC, but not of any exchange, as it clears all of its business on a fully-disclosed basis through RJA.

On January 1, 2001, the Company purchased Goepel McDermid Inc., a Canadian broker-dealer, which then changed its name to Raymond James Ltd.  It engages in both retail and institutional distribution and investment banking.   RJ Ltd. is a member of the Toronto Stock Exchange and the Investment Dealers Association of Canada ("IDA"), and its U.S. broker-dealer subsidiary is a member of the NASD.

Eagle is a registered investment advisor serving as the discretionary manager for individual and institutional equity and fixed income portfolios.

Heritage acts as the manager of the Company's internally sponsored Heritage Family of Mutual Funds.

RJBank provides traditional banking products and services to the clients of the Company's broker-dealer subsidiaries and to the general public.

BUSINESS SEGMENTS

The Company's business has five segments: Private Client Group; Capital Markets; Asset Management; RJBank; and several operations combined in the "Other" segment.  Financial information concerning RJF for each of the fiscal years ended September 26, 2003, September 27, 2002 and September 28, 2001 is included in the consolidated financial statements and notes thereto.  Such information is hereby incorporated by reference.

PRIVATE CLIENT GROUP

The Company provides securities transaction and financial planning services to over one million client accounts through the RJA, RJFS, RJ Ltd., and Raymond James Investment Services (“RJIS") Private Client Group branch systems.  The Company's Financial Advisors offer a broad range of financial alternatives and services, including both third party and proprietary products, while applying disciplines rooted in financial planning practices.  In most cases, the Company charges commissions for sales of investment products to its Private Client Group clients based on an established commission schedule.  Varying discounts, however, may be given, generally based upon the client's level of business, the trade size, service level provided, and other relevant factors.  An increasing number of clients are electing asset-based fee alternatives instead of the traditional commission structure; in fiscal year 2003 asset-based fees from such accounts represented 22% of the Private Client Group's commission and fees.

The majority of U.S. Financial Advisors are also licensed to sell insurance and annuity products through the Company's general insurance agency, Planning Corporation of America (“PCA”), a wholly-owned subsidiary of RJA.  Through the Financial Advisors of the Company's broker-dealer subsidiaries, PCA provides product and marketing support for a broad range of insurance products, principally fixed and variable annuities, life insurance, disability insurance and long-term care coverage.

The Company's Financial Advisors offer a number of professionally managed, load mutual funds as well as a selection of no-load funds.  RJA maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker-dealers, including funds managed by Heritage.  Commissions on such sales generally range from 1% to 5% of the dollar value of the transaction.  Alternative sales compensation structures typically include front-end charges, “back-end” or contingent deferred sales charges, and an annual charge in the form of a fund expense.

No single client accounts for a material percentage of this segment's total business.

	Private Client Group Securities Commission and Fees
	For the Fiscal Years Ended:

	Sept. 26,	% of	Sept. 27,	% of	Sept. 28,	% of
	2003	Total	2002	Total	2001	Total

	($ in 000's)

Listed equity	$ 126,410	17%	$ 115,847	15%	$ 114,204	14%
OTC equities	46,099	6%	50,164	7%	69,975	9%
Fixed income *	53,834	7%	43,978	6%	34,589	4%
Mutual funds	179,119	23%	195,919	26%	221,849	28%
Asset management	170,625	22%	179,658	23%	194,770	24%
Insurance and annuity products	191,283	25%	177,686	23%	167,665	21%
Other	-	0%	426	0%	377	0%

Total Private Client Group commissions and fees	$ 767,370	100%	$ 763,678	100%	$ 803,429	100%

* Fixed Income products include municipal, corporate, government agency and mortgage-backed bonds, preferred stocks, certificates of deposits, and unit investment trusts.

Raymond James & Associates

RJA employs 838 Financial Advisors, with 72 retail branches and 17 satellites concentrated in the South, Midwest and Mid-Atlantic regions of the United States of America.  RJA's Financial Advisors work in a traditional branch setting supported by local management and administrative staffs.  The number of Financial Advisors per office ranges from one to 29, with the average branch supporting approximately 12 Financial Advisors.

Raymond James Financial Services

RJFS supports its 3,761 independent contractor Registered Representatives in providing products and services to their Private Client Group clients in 1,565 offices and 600 satellite offices throughout all 50 states.  The number of Financial Advisors in RJFS offices ranges from one to 21.  The independent contractor Financial Advisors offer individual securities and investment advice primarily to individual investors. Independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions and fees.  As independent contractors they are permitted to conduct other businesses such as offering fixed insurance products, independent registered investment advisory services, accounting and tax services, among others.  These activities are required to be disclosed to and approved by RJFS.

RJFS operates through several domestic sales divisions.  In addition to the two primary retail sales divisions, the Financial Institutions Division offers securities to customers of financial institutions such as banks, thrifts and credit unions and has 676 Financial Advisors in 492 locations. The Investment Advisors Division supports 27 independent Registered Investment Advisory firms witha comprehensive clearing and custodial platform.  These Investment Advisors do not hold a securities license, charge for their services strictly on a fee basis and manage assets on a discretionary basis under their SEC registration.

Raymond James Ltd.

RJ Ltd. is a self-clearing broker-dealer with its own operations and information processing personnel.  RJ Ltd. recently launched an independent contractor operation in Canada.  RJ Ltd. has 32 private client branches with 181 employee Financial Advisors and 31 independent Financial Advisors, all located in Canada.

Raymond James Investment Services Limited

The Company is a 75% shareholder of Raymond James Investment Services Limited.  Thisentity introduced an independent contractor network in the United Kingdom, and currently has 25 branch locations and 53 Financial Advisors.

RJA - Operations

RJA's operations personnel are responsible for the execution of orders, processing of securities transactions, custody of client securities, receipt, identification and delivery of funds and securities, compliance with certain regulatory and legal requirements, internal financial accounting and controls and general office administration for most of the Company's securities brokerage operations.  At September 26, 2003, RJA employed 938 persons in its operations areas.  Operations personnel provide services primarily to the Private Client Group, but also supports the Company's other segments.

The Company's businesses are supported by, and are dependent upon, an extensive system of electronic data processing.  These computer systems are largely developed and maintained by the 655 employees in the Company’s information technology department, most of whom are located in St. Petersburg.

The Company has developed a business continuity plan that is designed to permit continued operation of business critical functions in the event of disruptions to the St. Petersburg facility; all mission critical business departments have developed operational plans for such disruptions, and the Company has a staff who devote their full time to monitoring and facilitating those plans.  In that connection, the Company maintains redundant computer capacity at its Detroit location, and conducts some of its daily data processing activity from that site.  Systems have been designed so that the Company can transfer all mission critical processing activities to Detroit, and personnel have been identified who are assigned responsibility for this role, including some personnel who will be required to relocate to Detroit to carry out these activities if necessary.

The Company conducts regular tests of its business continuity plan, and conducted a full data processing test in July 2003 and a subsequent data processing test in November 2003.  Based on the results of these on-going tests, the Company reviews and refines its systems and planning.

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

Typically, broker-dealers utilize bank borrowings and equity capital as the primary sources of funds to finance clients' margin account borrowings.  RJA's primary source of funds to finance clients' margin account balances has been cash balances in clients' accounts (Client Interest Program), which are funds awaiting investment.  In addition, pursuant to written agreements with clients, broker-dealers are permitted by the Securities and Exchange Commission (“SEC”) and NYSE rules to lend client securities in margin accounts to other financial institutions.  SEC regulations, however, restrict the use of clients' funds derived from pledging and lending clients' securities, as well as funds awaiting investment, to the financing of margin account balances, and to the extent not so used, such funds are required to be deposited in a special segregated account for the benefit of clients.  The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients' fully paid and excess margin securities.

CAPITAL MARKETS

Capital Markets activities primarily consist of equity and fixed income products and services.   No single client accounts for a material percentage of this segment's total business.

	Capital Markets Commissions
	For the Fiscal Years Ended:

	Sept. 26,	% of	Sept. 27,	% of	Sept. 28,	% of
	2003	Total	2002	Total	2001	Total

	($ in 000's)

Equity	$ 95,926	48%	$ 93,215	48%	$ 93,896	55%
Fixed Income	102,832	52%	100,144	52%	76,353	45%

Total commissions	$198,758	100%	$193,359	100%	$170,249	100%

Institutional Sales

The Company's institutional clients are serviced by the RJA and RJ Ltd. Institutional Equity Departments, the RJA Fixed Income Department, the European offices of RJFS, which is comprised of independent contractor Financial Advisors, and Raymond James Financial International Ltd, an institutional UK broker-dealer located in London.  In providing securities brokerage services to its institutional clients, the Company charges its commissions on equity transactions based on trade size and the amount of business conducted annually with each institution.

The 95 domestic and overseas professionals in RJA's Institutional Equity Sales and Sales Trading Departmentsmaintain relationships with over 1,600 institutional clients, principally in North America and Europe. In addition to the Company's headquarters in St. Petersburg, FL, RJA has institutional equity sales offices in New York, Boston, Chicago, Los Angeles, London and Geneva. RJ Ltd. has 25 institutional equity sales and trading professionals servicing predominantly Canadian institutional investors from offices in Montreal, Toronto and Vancouver.  RJFS has institutional equity sales offices in Brussels, Dusseldorf, Luxembourg and Paris.

RJA distributes to its institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds.  RJA carries inventory positions of taxable and tax-exempt securities in both the primary and secondary markets to facilitate its institutional sales activities.  In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York, Chicago and thirteen other cities throughout the United States of America.  To assist institutional clients, the Fixed Income Research Group provides portfolio strategy analysis and municipal bond research.

Equity Research Department

The 44 domestic senior analysts in RJA's research department supports the Company's institutional and retail sales efforts and publish research on approximately 500 predominantly U.S. companies.  This research primarily focuses on companies in specific industries including Technology, Telecommunications, Consumer, Financial Services, Healthcare, Real Estate, Energy and Industrial Growth.  Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients.  RJ Ltd. has an additional 17 analysts who publish research on approximately 170 Canadian companies in the Biotechnology, Energy, Consumer, Industrial Growth, Financial Services, Paper and Forest Products, Real Estate and Technology sectors.

Equity Trading

Trading equity securities in the over-the-counter ("OTC") market involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or sellingsecurities for their own account or acting as agent for their clients.  Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period.  RJA makes markets in approximately 260 common stocks in the OTC market.  Similar to the equity research department, this operation serves to support the Company's institutional and Private Client Group sales efforts.

Equity Investment Banking

The 57 professionals of RJA's Investment Banking Group, located primarily in St. Petersburg with additional offices in Atlanta, Nashville, Chicago, Princeton, Dallas, and Houston, are involved in a variety of activities including public and private equity financing for corporate clients, andmerger and acquisition advisory services.  RJ Ltd.'s Investment Banking Group consists of 17 professionals located in Calgary, Toronto and Vancouver providing equity financing and financial advisory services to corporate clients. The Company's investment banking activities focus on the same industries as those followed by the Equity Research department.

Syndicate Department

The Syndicate Department coordinates the marketing, distribution, pricing and stabilization of RJA'slead and co-managed equity underwritings. In addition to RJA's managed and co-managed offerings, this department coordinates the firm's syndicate and selling group activities in transactions managed by other investment banking firms.

Fixed Income Trading

RJA trades both taxable and tax-exempt fixed income products.  The 32 taxable and 24 tax exempt RJA fixed income traders purchase and sell corporate, municipal, government, government agency, and mortgage-backed bonds, asset backed securities, preferred stock and certificates of deposit from/to clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as an agent for their clients. RJA enters into future commitments such as forward contracts and “to be announced” securities (e.g. securities having a stated coupon and original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction).  In addition, a subsidiary of the Company participates in the interest rate swaps market as a principal, both for economically hedging RJA fixed income inventory and in transactions with customers.

Fixed Income Investment Banking

Fixed income investment banking includes mortgage-backed securities, public finance and structured finance activities.  The 26 professionals in the RJA Public Finance division operate out of 11 offices (3 located in Florida, one each in Birmingham, New York, Pittsburgh, Chicago, Boston, Atlanta, Dallas and San Antonio).  The Company acts as a Financial Advisor or underwriter to various municipal agencies or political subdivisions, housing developers and non-profit health care institutions.  The Structured Finance Group, employing 3 bankers, works with a variety of issuers in the sale of asset backed securities.

In addition, RJA acts as an underwriter or selling group member for corporate bonds, mortgage-backed securities, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJA agrees to purchase the issue through a negotiated sale or submits a competitive bid.

Partnership Syndication Activities

Raymond James Tax Credit Funds, Inc. (“RJTCF”) creates multi-family real estate partnerships that qualify for tax credits under Section 42 of the tax code.  RJTCF has been an active participant in the tax credit program since its inception in 1986, and currently sponsors institutional tax credit funds that invest in a portfolio of tax credit multi-family apartments.  The only expected return on investment from these funds for institutional investors are tax credits and tax losses that can be used to reduce federal tax liability.  The primary business functions of RJTCF consist of the following: identify real estate investment opportunities that meet a general set of institutional underwriting guidelines; raise equity from institutional investors for these investments; provide asset management (property oversight of the portfolio for a 15-year compliance period); and report financial results to the investors.  RJTCF currently invests approximately $150 million annually for major corporations in approximately 75 real estate transactions located throughout the United States of America.  To date, RJTCF has raised over $750 million in equity and sponsored 26 tax credit funds, with investments in over 850 tax credit projects in 43 states.

ASSET MANAGEMENT

The Company's asset management segment includes proprietary asset management operations, internally sponsored mutual funds, non-affiliated private account portfolio management alternatives, and other asset-based wrap fee programs. No single client accounts for a material percentage of this segment's total business.

Eagle Asset Management, Inc.

Eagle is a registered investment advisor with approximately $7.2 billion under management at September 26, 2003 including approximately $878 million for the Heritage Family of Mutual Funds. Eagle's clients include individuals, pension and profit sharing plans, retirement funds, foundations, endowments, variable annuities and mutual fund portfolios. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages approximately $4.1 billion for institutional clients, including funds managed for Heritage, and approximately $3.1 billion for private client accounts.

Eagle's investment management fee generally ranges from .30% to 1.0% of asset balances per year depending upon the size and investment objective of the account.

At September 26, 2003 Eagle offered 20 investment objectives managed by 8 portfolio managers.

Heritage Asset Management, Inc.

Heritage serves as investment advisor to the Heritage Family of Mutual Funds.  Heritage also serves as transfer agent for all of the funds and as fund accountant for all Heritage funds except the International Equity Fund.  Heritage internally manages the largest of its portfolios, the Heritage Cash Trust money market fund, which has $5.3 billion.  Portfolio management for the Aggressive Growth Fund, Growth Equity Fund, Technology Fund and the Mid Cap Stock Fund are subcontracted to Eagle Asset Management, Inc. Portfolio management for the Small Cap Stock Fund is subcontracted to both Eagle and the Company's Awad Asset Management subsidiary.  Unaffiliated advisors are employed for the Municipal Money Market Fund, Capital Appreciation Trust, High Yield Bond Fund, Growth and Income Fund, Value Equity Fund, and the International Equity Fund.

Heritage also serves as an advisor to RJBank to make recommendations and monitor the Bank's investment portfolio of mortgage-backed securities.

Total assets under management at September 26, 2003 were $8.1 billion, of which $6.5 billion were Money Market funds.

Awad Asset Management, Inc.

Awad is a registered investment advisor, which primarily manages small cap equity portfolios. Management fees generally range from .375% to .75% of asset balances annually. At September 26, 2003 Awad had approximately $900 million under management including approximately $91 million for the Heritage Small Cap Stock Fund.

RJA - Asset Management Services

RJA's Asset Management Services (“AMS”) Department manages programs which offer primarily non-affiliated investment advisory services to clients, as well as certain non-advisory programs which offer fee-based alternatives to traditional commission charges for transactions.  The primary advisory service offered is the Investment Advisory Services (“IAS”) program.  IAS maintains an approved list of investment managers (only one of which is affiliated with the Company), establishes custodial facilities, monitors performance of client accounts, provides clients with accounting and other administrative services, and assists investment managers with certain trading management activities.  IAS earns fees generally ranging from 0.35% to 0.85% of asset balances per annum, a portion of which is paid to the investment managers who direct the investment of the clients' accounts. At September 26, 2003, this program had approximately $3.5 billion in assets under management through agreements with 38 independent investment advisors and Awad Asset Management.  Additional advisory programs offered through AMS are Freedom (managed portfolios of mutual funds) and the Managed Investment Program, where the Financial Advisor serves as the portfolio manager.

Passport and similar commission alternative programs, such as Ambassador and the Preferred Portfolio Account, offer a fee alternative that allows clients to pay a quarterly fee (and in some cases a low transaction charge) in lieu of commissions.  Fees are based on the individual account size and are also dependent on the type of securities in the accounts.  For these accounts, clients receive quarterly performance reporting and other services.  As of September 26, 2003, these programs, along with Freedom and the Managed Investment Program, had approximately $8.7 billion in assets serviced by Financial Advisors.

In addition to the foregoing programs, AMS also offers fee based programs to clients who have contracted for portfolio management services from outside money managers that are not a part of the IAS program.

RJFS - Asset Management Services

RJFS offers a program similar to Passport called IMPAC.  As of September 26, 2003 IMPAC had $3.5 billion in assets serviced by RJFS Financial Advisors.

Raymond James Trust Company
Raymond James Trust Company West

Raymond James Trust Company and Raymond James Trust Company West provide personal trust services primarily to existing clients of the broker-dealer subsidiaries.  Portfolio management of trust assets is often subcontracted to the asset management operations of the Company.  These two subsidiaries had a combined total of approximately $806 million in client assets at September 26, 2003, including $17 million in the donor-advised Raymond James Charitable Endowment Fund.

Proprietary Private Equity Funds

The Company has two wholly-owned subsidiaries, which act as the general partners for a merchant banking and a venture capital limited partnership (the “Funds”).  Additionally, the Company owns limited partnership interests in the Funds through both direct investments and investments of its subsidiaries.  The Company, in its capacity as the general partner of the Funds, earns management fees for services provided and participates in the profits and losses of the Funds based on its general and limited partner interests in the Funds.

RAYMOND JAMES BANK

Raymond James Bank, FSB ("RJBank") provides residential, consumer and commercial loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public.

Access to RJBank's products and services is available nationwide through the offices of its affiliated broker-dealer firms as well as through convenient telephonic and electronic banking services.  As of September 26, 2003, RJBank had total assets in excess of $915 million, with 84% of the bank's $780 million in deposits representing cash balances swept from wrap fee ERISA and IRA accounts managed by Eagle and RJA - Asset Management Services.  Other than the foregoing, no single client accounts for a material percentage of the segment's total business.

OTHER

The Other segment principally represents securities lending activity and investments in international joint ventures.

RJA - Securities Lending

This activity involves the borrowing and lending of securities from and to other broker-dealers and other financial institutions, generally as an intermediary.  The borrower of the securities puts up a cash deposit, commonly 102% of the market value of the securities, on which interest is credited. This deposit is adjusted daily to reflect changes in current market value.  The profits of this operation are the net interest spread generated.

Raymond James International Holdings, Inc.

Raymond James International Holdings, Inc. (“RJIH”) currently has invested approximately $4.7 million in joint ventures in Argentina, France, India, Turkey, and Uruguay.  These joint ventures operate in securities brokerage, investment banking and asset management.  In addition, RJIH owns Raymond James Global Securities, Inc. (“RJGS”) a broker-dealer which currently clears business for predominantly Latin American entities.  RJGS is incorporated in the British Virgin Islands and obtains correspondent clearing services from RJA.

COMPETITION

The Company is engaged in intensely competitive businesses.  The Company competes with many larger, better capitalized providers of financial services, including other securities firms, some of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations.  The Company also competes with a number of firms offering on-line financial services and discount brokerage services, usually with lower levels of service, to individual clients.  The Company competes principally on the basis of quality of associates, service, product selection, location and reputation in local markets.

In the financial services industry, there is significant competition for qualified associates.  The Company faces competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, on-line financial service providers, discount brokerage firms, asset management firms, and private equity funds.  The Company's ability to compete effectively in its businesses is substantially dependent on its continuing ability to attract, retain, and motivate qualified associates, including successful Financial Advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel.

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

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the Company’s business.

The financial services industry in the United States of America is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. RJA and RJFS are currently registered as broker-dealers in all 50 states. In addition, financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. RJA, RJFS and certain joint ventures in which the Company is a participant, have offices in France, the United Kingdom, Germany, Switzerland, Belgium, Luxemburg, Turkey, Argentina, India and Uruguay.

Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SRO's"), principally the NASD, the NYSE and other securities exchanges. These SRO's adopt and amend rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker-dealers.

The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in 13 provinces and territorial jurisdictions and are charged with the administration of securities laws. RJ Ltd. is currently registered in all Canadian jurisdictions.  Securities dealers in Canada are also subject to regulation by SRO's which are responsible for the enforcement of and conformity with securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members. RJ Ltd. is regulated by the Securities Commissions in the jurisdictions of registration as well as by the SRO's, the IDA and Market Regulation Services Inc.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including:

    —    sales methods;
    —    trading practices;
    —    uses and safekeeping of clients funds and securities;
    —    capital structure and financial soundness of securities firms;
    —    record keeping;
    —    the conduct of directors, officers and employees;
    —    internal controls; and
    —    insurance requirements

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

The Company's clearing broker-dealer subsidiary, RJA, is required by federal law to belong to SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. As a result of adequate fund levels, each of the Company's two domestic broker-dealer subsidiaries was required to pay the minimum annual assessment of $150 in fiscal 2003. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. RJA currently carries an excess policy that provides additional protection for securities of up to $99,500,000 per customer, including another $900,000 for cash awaiting investment; however, the carriers for this policy have advised the Company that it will no longer provide this coverage for the Company or any other securities brokerage firm, and RJA's coverage will expire on February 16, 2004. The Company has joined with other major U.S. securities brokerage firms to form Customer Asset Protection Company (“CAPCO”), a licensed New York insurance company, to continue providing this coverage.  CAPCO intends to provide account protection for the total net equity of client accounts of participating firms.  CAPCO has received a financial strength rating of A+ from Standard and Poor’s.

RJ Ltd. is required by the IDA to belong to the Canadian Investors Protection Fund ("CIPF"), whose primary role is investor protection. The CIPF may charge member firms assessments based on revenues and risk premiums based on capital deficiencies. The CIPF provides protection for securities and cash held in client accounts up to CDN$1,000,000 per client with separate coverage of CDN$1,000,000 for certain types of accounts. This coverage does not protect against market fluctuations.

See Note 13 of the Notes to Consolidated Financial Statements for further information on SEC and IDA regulations pertaining to broker-dealer regulatory minimum net capital requirements.

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

RJBank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on RJBank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets (as defined in the regulations). See Note 13 of the Notes to the Consolidated Financial Statements for further information and capital analysis.

The Company's two state-chartered trust companies are subject to regulation by the states in which they are chartered. These regulations focus on, among other things, the soundness of internal controls in place at the trust companies.

The Company is subject to the Sarbanes-Oxley Act, which represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting.  In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for public companies and their directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws.  Although there have been and will continue to be additional expenses incurred in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

As a result of widespread publicity regarding alleged conflicts of interest and lack of objectivity in the activities of research departments of broker-dealer firms, major changes have been mandated by the SEC, NYSE and NASD in the rules regarding compensation of analysts, content of research reports and relationships of the research department to other activities such as corporate finance and investment banking. The SEC is considering a further evaluation of this area and may propose additional changes that could substantially affect the conduct and activities of research departments.  The Company believes that it is in compliance with all existing rules. However, the application of these rules and further changes that may be imposed by regulators could adversely affect the effectiveness and value of research activities at broker-dealers.

In March 2003, the staff of the SEC, NASD and NYSE issued a joint report, which concluded, based on an “examination sweep” of a sample of broker-dealers, that many securities firms failed to provide breakpoint discounts in certain instances where customers were eligible to receive them.  Following that report, the NASD required certain member firms, including RJA and RJFS, to conduct a self-assessment of break point compliance and report the results to the NASD by May 15, 2003. The regulators required member firms to reimburse, with interest, any customers identified in the self-assessment process that did not receive appropriate breakpoint discounts and to establish reserves for other customers who may make claims for reimbursement.  Based on the reported results of the self-assessment, RJA and RJFS, along with approximately 175 other member firms that had similar results, have been advised by the NASD that they are required to expand their review to include all sales of Class A load mutual fund shares since January 1, 2001, and to refund to customers any overcharge arising from the failure to afford applicable discounts.  The Company had determined to undertake such a review prior to receiving the additional notification from the NASD.   As part of the notification from the NASD, RJA and RJFS have also been directed to send notice, by January 15, 2004, to all customers who made purchases of Class A load mutual fund shares since January 1, 1999 that they may be entitled to similar refunds.  At September 26, 2003, the Company estimated an amount due to customers for breakpoint discounts of $6,875,000.  Taking into consideration the amount the Company expects to recover from its Financial Advisors, the net pre-tax impact to the Company is $3,266,000.

RJA and RJFS, and a number of other firms, have also been advised by staff of the SEC and the NASD that they have preliminarily determined to recommend an enforcement action against them arising from the failure to afford appropriate discounts to customers in connection with these mutual fund transactions. The Company intends to review this matter with the SEC and NASD staffs as soon as practicable. While the Company is unable to predict at this time the outcome of these discussions, the resolution of these matters could result in a penalty that could be as much as $6.5 million.

OTHER INFORMATION MADE AVAILABLE BY THE COMPANY

The Company's internet address is www.raymondjames.com.  The Company makes available, free of charge, through links to the U.S. Securities and Exchange Commission website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements.  Investors can find this information under “About Our Company - Financial Results and SEC Filings”.  These reports are available through our website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.   Additionally, the Company's code of ethics for senior officers - including its Chief Executive Officer, Chief Financial Officer and Controller - is filed as an exhibit to this report and is made available on our website under “About Our Company - Inside Raymond James - Corporate Governance”.  The information on the Company's websites is not incorporated by reference into this report.

ITEM 2.     PROPERTIES

The Company owns a 610,000 square foot headquarters complex in St. Petersburg, FL consisting of three mid-rise office buildings, a bank and trust headquarters building, and two five-deck parking garages. The complex covers approximately fifty-five acres, and the Company has the ability to build up to another 753,000 square feet on this site.  The Company is nearing completion of a fourth mid-rise office building of 290,000 square feet, which is expected to be ready for occupancy in January 2004.  The Company also leases 100,000 square feet in nearby office buildings.  The employees in these leased facilities will move to the fourth building upon its completion and the leases terminate at that time.  In addition, the Company owns a 45,000 square foot, eight story building in Detroit, Michigan and leases 20,000 square feet in a building adjacent to that building.  With the exception of a Company-owned RJA branch office building in Crystal River, FL, RJA branches are leased with various expiration dates through 2008.  RJ Ltd. leases premises for main offices in Vancouver, Calgary, and Toronto and for branch offices throughout Canada.  These leases have various expiration dates through 2013.  RJ Ltd. does not own any land or buildings.  The RJFS office in Atlanta and Raymond James Trust Company West facility in Tacoma are also under lease.  See Note 10 to Consolidated Financial Statements for further information regarding the Company's leases.

Leases for branch offices of RJFS and of the independent contractors of RJ Ltd. and RJIS are the responsibility of the respective independent contractor registered representatives.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business.  Like others in the retail securities industry, the Company has experienced a significant increase in the number of claims seeking recovery due to portfolio losses.

In September 2001, RJA was sued in the U.S. District Court for the Southern District of Florida by the Seminole Tribe of Florida for millions of dollars in losses experienced in their securities accounts during a period of dramatic market declines.  In June 2002, the Court ruled that the dispute should be resolved by arbitration in accordance with the terms of the Raymond James customer agreement, and an arbitration hearing on these claims has been scheduled to begin in May 2004.

In September 2002, RJFS was sued in the U.S. District Court in Rhode Island by a company which claimed that $12.5 million entrusted by it to RJFS had been misappropriated by the account owner and an RJFS Financial Advisor.  The plaintiff had no account with RJFS, and in its complaint acknowledges that it consented to moving the funds from the account.  RJFS is vigorously contesting the claim.  The SEC has filed suit in the U.S. District Court in Rhode Island against the principals of this account and the former RJFS Financial Advisor, and has conducted an investigation into the activities of RJFS in connection with the account.  As previously reported in connection with this investigation, the Company has been advised that the staff of the SEC has determined to recommend the initiation of enforcement proceedings against RJFS. RJFS is contesting this determination and maintains that no such proceedings are warranted against it, and discussions between the SEC staff and counsel for RJFS continue regarding this matter.

As previously reported, the Company and RJFS are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. As of November 30, 2003, arbitration claims or lawsuits had been filed by approximately 604 persons, of whom 269 (or 45%) were not clients of RJFS.  In addition, the bankruptcy trustee for Premiere 72 has filed a claim against RJFS and the Company on behalf of those claimants and an additional 81 persons, of whom 58 (or 72%) were not RJFS clients.

Most of the suits filed in State Court have been consolidated with the action pending in Federal Court in Houston, where a hearing was held on November 6, 2003 on the motion of RJFS and other defendants to dismiss the Third Consolidated Complaint.  At that hearing, the plaintiffs agreed to dismiss the claims of 195 claimants who had accounts with RJFS and move them to arbitration, as required under the Customer Agreements.  The first two arbitration claims relating to this matter, involving approximately $2.4 million in alleged losses plus a claim for punitive damages, have been settled by RJFS for an amount that is consistent with its evaluation of those claims. Arbitration proceedings for three additional groups of claimants are scheduled to begin in January 2004.

Although the total amount funded by participants in this lending program may exceed $150 million, the amount of actual loss of the claimants is not determinable at this time because the participants are actively attempting to realize value from the underlying real estate collateral. Based on discovery to date, the Company and RJFS believe they have strong defenses to these claims and are vigorously contesting them.

The Company is contesting the allegations in these and other cases and believes that there are meritorious defenses in each of these lawsuits.  In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be.  In the opinion of the Company's management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.  However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the NYSE under the symbol “RJF”.  The following table sets forth for the periods indicated the high and low trades for the common stock.

	2003		2002

	High	Low	High	Low

First Quarter	$ 32.96	$ 23.08	$ 35.79	$ 26.05
Second Quarter	32.53	22.77	37.50	30.28
Third Quarter	34.67	25.59	37.30	28.16
Fourth Quarter	38.48	32.35	29.50	22.75

Since 1985 when the Company initiated payment of a cash dividend, there have been 19 increases in the cash dividend rate, including seven in the form of stock splits and stock dividends. See Item 8 for the amount of the quarterly dividends.

The Company expects to continue issuing dividends.  However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, and the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, NYSE and the IDA, and RJBank, which may be subject to restrictions by federal banking agencies.  Such restrictions have never become applicable with respect to the Company's dividend payments.  (See Note 13 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on RJBank and the Company's broker-dealer subsidiaries).

At December 15, 2003 there were approximately 13,000 holders of the Company's common stock, calculated based on the number of individual participants holding the Company's stock.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended

	Sept. 26,	Sept. 27,	Sept. 28,	Sept. 29,	Sept. 24,
	2003	2002	2001 (ii)	2000 (i)	1999

	(in 000's, except per share data)
Operating Results:

Revenues	$1,497,571	$1,517,423	$1,670,990	$1,707,441	$1,232,206
Net revenues	$1,451,960	$1,441,088	$1,442,639	$1,478,789	$1,080,712
Net income	$ 86,317	$ 79,303	$ 96,410	$ 125,195	$ 85,090
Net income per
Share - basic:	$ 1.78	$ 1.63	$ 2.02	$ 2.70	$ 1.79
Net income per
Share - diluted:	$ 1.76	$ 1.60	$ 1.98	$ 2.67	$ 1.76

Weighted average
Common shares
Outstanding - basic:	48,549	48,674	47,663	46,291	47,606
Weighted average common and common
equivalent shares
outstanding - diluted:	48,986	49,629	48,799	46,867	48,449

Cash dividends declared
per share	$ .36	$ .36	$ .36	$ .30	$ .28

Financial Condition:

Total assets	$ 6,911,638	$ 6,040,303	$6,372,054	$6,308,816	$5,030,715
Long-term debt	$ 167,013	$ 147,153	$ 147,879	$ 98,555	$ 44,183

Shareholders' equity	$ 924,735	$ 839,636	$ 770,876	$ 650,518	$ 558,486
Shares outstanding	48,510	48,674	48,214	46,287	47,242

Equity per share
at end of period	$ 19.06	$ 17.25	$ 15.99	$ 14.05	$ 11.82

(i)         Amounts include a $20 million charge to increase legal reserves related to the Corporex case.  Excluding this charge, net income was $136,354 and basic and diluted net income per share were $2.94 and $2.91, respectively.

(ii)      Amounts include a $16 million reversal of a legal reserve related to the settlement of the Corporex case.  Excluding this reversal, net income was $87,678 for the year and basic and diluted net income per share were $1.84 and $1.80, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Environment

The uncertainties created by the tragic events of September 11, 2001, coupled with the numerous corporate governance issues that emerged shortly thereafter, have plagued the U.S. and global economies over the last two years.  The effects of those events were exacerbated by the economic uncertainty created by the pending war in Iraq, which further dampered consumer and business outlooks in the first half of fiscal 2003.  As a result, businesses were reluctant to hire new workers and purchase additional capital equipment.  However, the second half of fiscal 2003 experienced modest improvement.  During the current fiscal year, the U.S. Federal Reserve lowered short-term interest rates by 75 basis points to 1.00%, while additional tax cuts were implemented. This economic stimulus, combined with a more stable situation in Iraq, has eased some of the uncertainties in the U.S. and global economies.  Capital expenditures began to increase in the summer of 2003, and the Dow Jones Industrial Average, fueled partly by a sharp rise in corporate profits, increased significantly in the second half of fiscal 2003, growing by 21% over the level at the end of the prior fiscal year.  While the recent resurgence in the equity markets bodes well for the broker-dealer industry, the recent performance is not necessarily indicative of continued strong performance as many concerns still remain about the strength of the U.S. economy. The budget deficit has risen sharply, and in combination with the already wide trade deficit, is putting downward pressure on the dollar.  Additionally, the recent increase in government borrowing has been concentrated at the short-end of the Treasury yield curve leading to a risk of higher government interest expense when the Federal Reserve begins to raise interest rates.

Results of Operations - Total Company

The following table presents segment and consolidated financial information for the Company for the years indicated:

		Year Ended

	September 26,	September 27,	September 28,
	2003	2002	2001

	($ in 000's)
Total Company
Revenues	$ 1,497,571	$ 1,517,423	$ 1,670,990
Pre-tax earnings	138,275	131,516	157,468

Private Client Group
Revenues	994,815	991,158	1,099,164
Pre-tax earnings	73,440	72,494	121,230

Capital Markets
Revenues	330,966	332,346	286,991
Pre-tax earnings	37,532	38,032	5,217

Asset Management
Revenues	123,647	129,731	135,981
Pre-tax earnings	18,730	20,257	24,099

RJBank
Revenues	28,699	31,056	48,880
Pre-tax earnings	10,182	7,188	5,661

Other
Revenues	19,444	33,132	99,974
Pre-tax earnings	(1,609)	(6,455)	1,261

Year ended September 26, 2003 Compared with the Year ended September 27, 2002 - Total Company

Total revenues declined $19.9 million, or 1%, for fiscal year 2003; however, taking into consideration the decrease in interest expense, net revenues (total revenues less interest expense) actually increased by $10.9 million, or 1%.  Both interest revenue and interest expense were down in the current year, resulting in a decline of $1.4 million in net interest income.  The decrease is primarily due to declining interest rates, combined with lower margin and stock borrowed/loaned balances, net of increased cash deposited with the Company by brokerage clients (see the chart below).  The decline in margin balances is attributed to the economic environment and the poor performance of the securities markets through the first half of fiscal year 2003, which resulted in customers generally not committing new investment funds to the securities market and a tendency to reduce risk by employing less margin borrowing.  The equity market conditions also led to a continued decline in the security lending business, as the sluggish securities market resulted in depressed demand for securities.

	For the Years Ended

	September 26, 2003	September 27, 2002	September 28, 2001

		($ in 000's)
Interest Revenue
Margin balances:
Average balance	$ 887,376	$ 978,163	$ 1,249,495
Average rate	4.1%	4.8%	7.7%

Interest revenue - margin balances	36,614	46,854	96,924

Assets segregated pursuant to federal regulations:
Average balance	2,244,959	1,981,562	1,393,479
Average rate	1.2%	1.8%	4.9%

Interest revenue - segregated assets	27,164	36,172	68,833

Stock borrowed:
Average balance	908,275	1,246,681	1,636,733
Average rate	1.2%	1.7%	5.0%

Interest revenue - stock borrowed	10,531	21,386	82,565

Raymond James Bank, FSB:	26,743	29,837	48,278
Other interest revenue	26,655	25,554	37,787

Total interest revenue	$ 127,707	$ 159,803	$ 334,387

Interest Expense
Client interest program:
Average balance	$2,667,517	$2,522,479	$2,299,354
Average rate	0.6%	1.3%	4.5%

Interest expense - client interest program	15,685	33,977	103,642

Stock loaned:
Average balance	954,394	1,343,782	1,653,923
Average rate	0.9%	1.4%	4.7%

Interest expense - stock loaned	8,817	19,311	77,337

Raymond James Bank, FSB	10,469	15,859	34,227
Other interest expense	10,640	7,188	13,145

Total interest expense	$ 45,611	$ 76,335	$ 228,351

Net interest income	$ 82,096	$ 83,468	$ 106,036

The modest decline in net interest income was offset by increases in financial service fees and other revenue of $9.1 million and $9.7 million, respectively.  The increase in financial service fees was driven by increased fees from the addition of IRA, Passport, and Freedom accounts (the latter two being wrap fee accounts which generate transaction processing fees for trades excuted), as well as higher money market processing fees driven by the increase in the Company's money market assets in the current year.  The increase in other revenue is attributable primarily to the first quarter gain of $5.3 million from the sale of RJ Ltd.'s shares of TSX (formerly its Toronto Stock Exchange seats) and an increase of $2.7 million in mutual fund networking fees, which is due to an increased number of accounts with networked mutual fund companies which pay the Company to include their fund positions and activity on the brokerage statements, thus eliminating the need for the mutual fund companies to send confirmations and statements to their clients.

Net income increased $7 million, or 9%, to $86.3 million, or $1.76 per diluted share, from $79.3 million, or $1.60 per diluted share for the prior fiscal year.  The increase in net income is primarily attributable to a decrease in net litigation reserve expense in the current year, as the increase in compensation expense offset the increase in net revenues.

Year ended September 27, 2002 Compared with the Year ended September 28, 2001 - Total Company

Total revenues of $1,517,423,000 were down 9% from fiscal year 2001, with net revenues decreasing by only $1.6 million, or less than 1%.  The decrease was primarily the result of declining net interest income offset by an increase of $8.2 million in securities commissions and an increase of $16 million in revenues from investment banking.  As it relates to net interest income, the decrease is primarily attributable to declining interest rates, but was also down due to lower margin and stock borrowed/loaned balances.  Clients remained conservative in their investing during fiscal 2002, borrowing less and holding cash in their accounts, as the equity market remained weak.  The spread earned by the Company through short-term investment of customer interest-bearing cash balances is much smaller than that earned through lending such funds as margin loans.

Although Private Client Group commissions were down in fiscal 2002, due primarily to the poor equity markets, institutional commissions, including underwriting credits, were up by approximately $29 million over fiscal 2001.  This increase was attributable to increases in fixed income and underwriting commissions.  Fixed income commissions benefited from the poor performance of the equity markets, which drove investors to fixed income products, while the increase in underwriting commissions and investment banking fees was due to an increase in the number of public offerings, particularly in the spring of 2002.

Net income decreased $17 million, or 18%, to $79.3 million, or $1.60 per diluted share, from $96.4 million, or $1.98 per diluted share.  The decrease is attributable to the slight decline in net revenue, but more directly to an increase in other expense of $32 million, offset by decreases in business development expenses and income tax expense of $10.3 million and $8.8 million, respectively.  Due to the market conditions experienced during fiscal year 2002, the Company renewed its emphasis on cost control, particularly with respect to travel costs, advertising, and other business development expenses, which resulted in the decrease in business development expense.  Year-to-year comparisons of “other” expense were distorted by the reversal of $16 million from the legal reserve when the Corporex case was settled for less than the judgment amount in fiscal year 2001. Excluding the prior year reversal, fiscal year 2002 “other” expense was up $16 million, with substantially all of the increase related to additional legal costs and reserves related to the Private Client Group segment, including the adverse resolution of certain recruiting claims.  The number and magnitude of client claims increased dramatically in 2002 due to the negative equity market environment.

Results of Operations - Private Client Group

The following table presents consolidated financial information for the Private Client Group segment for the years indicated:

	Year Ended

	September 26,	% Incr.	September 27,	% Incr.	September 28,
	2003	(Decr.)	2002	(Decr.)	2001

			($ in 000's)
Revenues:
Securities commissions and fees	$ 811,655	1%	$ 803,160	(3%)	$ 827,417
Interest	72,371	(21%)	91,371	(50%)	182,395
Financial service fees	67,172	12%	59,716	14%	52,437
Other	43,617	18%	36,911	0%	36,915

Total revenue	994,815	0%	991,158	(10%)	1,099,164

Interest expense	16,375	(49%)	32,067	(68%)	99,340

Net revenues	978,440	2%	959,091	(4%)	999,824

Non-interest expenses:
Sales commissions	578,786	2%	565,125	(2%)	576,901
Admin & incentive comp and benefit costs	161,784	4%	155,018	(6%)	164,622
Communications and information processing	37,978	(12%)	43,390	15%	37,764
Occupancy and equipment	42,637	2%	41,790	(1%)	42,120
Clearance and floor brokerage	6,149	(24%)	8,087	16%	6,974
Business development	31,707	2%	31,093	12%	27,687
Other	45,959	9%	42,094	87%	22,526

Total non-interest expenses	905,000	2%	886,597	1%	878,594

Pre-tax earnings	$ 73,440	1%	$ 72,494	(40%)	$ 121,230

Year ended September 26, 2003 Compared with the Year ended September 27, 2002 - Private Client Group

Private Client Group total revenues increased by approximately $3.7 million for fiscal year 2003, with net revenues increasing by $19.4 million.  The increase in net revenues is attributed to the modest increase in commissions and the gains in financial service fees and other, offset by a decrease in net interest income.  The increase in commission revenue is primarily attributable to improved market conditions in the second half of fiscal 2003, which resulted in retail investors, who had been reluctant to invest during fiscal year 2002 and the first half of fiscal 2003, returning to the securities market with a renewed interest in both equity and fixed-income products.  Additionally, in the second half of fiscal 2003 there were two consecutive quarters of increased assets in fee-based accounts.  As the individual fee-based accounts are billed on beginning-of-quarter balances, this increase in assets resulted in increased revenue only for the fourth quarter of 2003.  In addition, there was an increase in commissions from investment banking activity, which is due to an increase in the number and dollar volume of lead and co-managed public equity offerings in the current year (for more information on investment banking activities see the “Results of Operations - Capital Markets” discussion below).  The increase in financial service fees is attributable to the aforementioned increase in fees from additional IRA, Passport, and Freedom accounts, as well as the increased fees received by the broker-dealer subsidiaries for the distribution of money market accounts and mutual funds. The increase in other revenue is primarily due to an increase in service fees received from mutual fund companies which serve to partially reimburse the Company for its processing costs related to items such as statement preparation and tax reporting.  The decrease in net interest income of $3.3 million is attributable to declining interest rates, as well as declining average margin balances and segregated assets, offset by declining payables under the client interest program.

Pre-tax earnings for the Private Client Group were consistent with the prior year, reflecting the increase in net revenues offset by an increase in sales commission expense and other compensation expenses of $13.7 million and $6.8 million, respectively.  Commission expense increased due to the increase in independent contractor revenue, on which there is a higher payout to Financial Advisors than to employee Financial Advisors.  The higher payout is used to offset the independent contractor Financial Advisors' responsibility to cover their own branch operating expenses, which are paid by the Company in the employee model.

Year ended September 27, 2002 Compared with the Year ended September 28, 2001 - Private Client Group

Net Revenues for fiscal year 2002 declined by $41 million, or 4%.  The Private Client Group was once again plagued by poor equity markets combined with eroding investor confidence, resulting in lower commission revenues.  The number of Private Client Group Financial Advisors increased 3% between September 2001 and September 2002, translating into increased transaction volume, but due to lower security prices and smaller trades, Private Client Group commissions were down 3%.

In addition, the Private Client Group's net interest income was impacted by both the market environment and by the interest rate environment of fiscal 2002. Clients became more conservative in their investing, borrowing less and holding more cash in their accounts, as the equity market remained weak.  The decline in customer margin borrowing, coupled with declining interest rates, was the primary reason for the decline in interest revenues.  Accordingly, net interest income declined $24 million from fiscal 2001 to 2002.

Pre-tax earnings for fiscal year 2002 were down $49 million from fiscal year 2001.  The decrease is due to the decline in net revenues and the increase in other expense of $20 million.  Year-to-year comparisons of “other” expense were distorted by the reversal of the $16 million from the legal reserve when the Corporex case was settled for less than the judgment amount in fiscal year 2001.  Fiscal year 2002 “other” expenses were up $4 million, excluding the prior year reversal.

Results of Operations - Capital Markets

The following table presents consolidated financial information for the Capital Markets segment for the years indicated:

	Year Ended

	September 26,	% Incr.	September 27,	% Incr.	September 28,
	2003	(Decr.)	2002	(Decr.)	2001

			($ in 000's)
Revenues:
Institutional sales commissions: Equity	$ 95,926	3%	$ 93,215	(1%)	$ 93,896
Fixed income	102,832	3%	100,144	31%	76,353
Underwriting sales credits	20,500	(37%)	32,713	20%	27,305
Underwriting fees	32,057	15%	27,773	66%	16,705
Mergers & acquisitions fees	19,676	(31%)	28,698	32%	21,671
Private placement fees	7,758	27%	6,085	253%	1,723
Trading profits	16,929	(13%)	19,469	(16%)	23,181
Raymond James Tax Credit Funds	16,333	86%	8,771	48%	5,923
Other	18,955	22%	15,478	(24%)	20,234

Total revenue	330,966	0%	332,346	16%	286,991

Interest expense	9,312	19%	7,800	(45%)	14,289

Net Revenues	321,654	(1%)	324,546	19%	272,702

Non-interest expenses
Sales commissions	89,227	(7%)	95,926	12%	85,454
Admin & incentive comp and benefit costs	131,713	2%	128,588	11%	115,338
Communications and information processing	22,485	1%	22,331	8%	20,651
Occupancy and equipment	12,837	(2%)	13,155	4%	12,596
Clearance and floor brokerage	9,234	71%	5,395	(26%)	7,274
Business development	15,259	10%	13,904	(23%)	18,125
Other	3,367	(53%)	7,215	(10%)	8,047

Total non-interest expense	284,122	(1%)	286,514	7%	267,485

Pre-tax earnings	$ 37,532	(1%)	$ 38,032	629%	$ 5,217

Year ended September 26, 2003 Compared with the Year ended September 27, 2002 - Capital Markets

Although net revenues for the Capital Markets segment were down slightly from the prior year, the fixed income portion of this segment continued to perform well in 2003.  Institutional sales commissions remained strong and were up by 3% over the prior year, driven by increases in sales of over-the-counter equity and a variety of fixed income securities.  Also, the Company has continued to grow its business in the syndication of investment partnerships designed to yield returns in the form of low-income housing tax credits, which resulted in an increase in revenue of $7.6 million in 2003.  Equity investment banking, however, experienced mixed results in the current year.  The number of U.S. lead and co-managed underwritings increased to 58 from 50 in the prior year, while the dollar volume of these transactions increased to $8.7 billion from $7.0 billion.  As a result, underwriting fees increased by $4.3 million.  The increase in underwriting transactions, however, did not translate into an equivalent increase in underwriting sales commissions as the Company acted as the lead manager on fewer deals in the current year.  Additionally, investment banking was negatively affected by lower merger and acquisition fees, which declined $9 million due to the combination of one large transaction in Canada during the prior year and a general decline in the Company's merger and acquisition activity.  Volatility in interest rates resulted in a 13% decrease in trading profits in 2003, driven primarily by declines in taxable fixed-income products.

Pre-tax earnings for the Capital Markets segment were down slightly from the prior year due to the $2.9 million decrease in net revenues offset by a $2.4 million reduction in expenses.  The primary contributor to the reduction in expenses was compensation, with sales commissions decreasing by $6.7 million and administrative and other compensation increasing by $3.1 million.  The decline in commission expense is due to lower underwriting sales credits, while the increase in other compensation is primarily attributed to concentrated efforts to grow the public finance department, as well as the formation of a structured finance department in the current year.

Year ended September 27, 2002 Compared with the Year ended September 28, 2001 - Capital Markets

The Capital Markets segment turned in a reasonably good performance in 2002 despite the generally poor equity market conditions.  Institutional commissions increased 14% in fiscal 2002 over 2001, following an increase of 30% in fiscal 2001 over 2000.  Two-thirds of these increases were related to the sales of fixed income products.  In addition to the increased institutional sales, investment banking results improved in 2002 over the level of the prior two years.  This improvement was due to an increased number of public offerings, particularly during the spring of 2002, and increases in private placement fees in 2002.  The number of U.S. lead and co-managed underwritings, the vast majority of which were equity-related offerings, and the dollar volume of these transactions were as follows: 2002 - 50 new issues for $6.9 billion and 2001 - 25 new issues for $3.7 billion.  Merger and acquisition fees include $7.5 million from RJ Ltd. in fiscal 2002 and $6.5 million in fiscal 2001.  The third significant component of this segment's revenues is fixed income trading profits, which remained strong.

Results of Operations - Asset Management

The following table presents consolidated financial information for the Asset Management segment for the years indicated:

	Year Ended

	September 26,	% Incr.	September 27,	% Incr.	September 28,
	2003	(Decr.)	2002	(Decr.)	2001

			($ in 000's)
Revenues
Investment advisory fees	$ 105,015	(6%)	$ 111,979	(5%)	$ 118,135
Other	18,632	5%	17,752	(1%)	17,846

Total revenue	123,647	(5%)	129,731	(5%)	135,981

Expenses
Admin & incentive comp and benefit costs	43,970	(2%)	44,753	(7%)	48,065
Communications and information processing	12,721	(2%)	13,015	76%	7,405
Occupancy and equipment	3,150	(14%)	3,642	5%	3,472
Clearance and floor brokerage	355	(21%)	452	(6%)	483
Business development	5,250	(1%)	5,298	(26%)	7,166
Other	39,471	(7%)	42,314	(7%)	45,291

Total expenses	104,917	(4%)	109,474	(2%)	111,882

Pre-tax earnings	$ 18,730	(8%)	$ 20,257	(16%)	$ 24,099

The following table presents assets under management for the years indicated:

	Sept. 26,	% Incr.	Sept. 27,	%Incr.	Sept. 28,
	2003	(Decr.)	2002	(Decr.)	2001

	($ in 000's)
Assets Under Management:
Eagle Asset Mgmt., Inc.*	$ 6,322,000	39%	$ 4,532,000	(1%)	$ 4,579,000
Heritage Family of Mutual Funds	8,146,000	12%	7,278,000	5%	6,912,000
Investment Advisory Services	3,493,000	21%	2,887,000	(25%)	3,825,000
Awad Asset Management*	809,000	36%	596,000	7%	557,000

Total Financial Assets Under Management	$18,770,000	23%	$15,293,000	(4%)	$15,873,000

* Excludes funds managed for Heritage, which are included in the Heritage Family of Mutual Funds.
Year ended September 26, 2003 Compared with the Year ended September 27, 2002 - Asset Management

Revenues for the Asset Management segment declined $6.1 million.  Slightly more than half of the Company's assets under management are billed based on beginning-of-quarter balances; the average beginning of the quarter balances for those assets was $936 million lower during fiscal year 2003 than during fiscal year 2002.  The remaining assets under management are billed based on average daily balances.  The average balance for those assets increased $617 million for the year ended September 26, 2003 as compared to the year ended September 27, 2002.  The combined effect of the changes in assets under management resulted in the decrease in investment advisory fees of $7 million, or 6%.  Nearly all of the portfolio managers at Eagle Asset Management continue to outperform their benchmark averages, resulting in positive net sales.  Additionally, Heritage’s funds continued to perform well during fiscal 2003.  For the year ended September 2003, assets under management increased 23%, which is comprised of both positive net sales and market appreciation. The overall segment's pre-tax income declined at a slower rate than revenues due to cost control measures implemented in the current year, which have held compensation flat and reduced operating expenses.

Year ended September 27, 2002 Compared with the Year ended September 28, 2001 - Asset Management

The Asset Management segment revenues were negatively impacted by the continued decline in equity markets.  The Company's primary investment advisor, Eagle Asset Management, had strong investment performance during fiscal year 2002, with most of the objectives outperforming their benchmark averages during the year and institutional results that ranked in the top decile of equivalent managers.  Additionally, although most Heritage funds continued to perform well, the increase in their assets is attributable to money market fund balances.  The declining equity market generally outweighed the strong relative performance and positive sales results.

Results of Operations - RJBank

The following table presents consolidated financial information for RJBank for the years indicated:

	For the Years Ended

	September 26,	% Incr.	September 27,	% Incr.	September 28,
	2003	(Decr.)	2002	(Decr.)	2001

			($ in 000's)
Interest income and expense
Interest income	$ 26,743	(10%)	$ 29,837	(38%)	$ 48,278
Interest expense	10,469	(34%)	15,859	(54%)	34,227

Net interest income	16,274	16%	13,978	(1%)	14,051

Other income	1,956	60%	1,219	102%	602

Net revenues	18,230	20%	15,197	4%	14,653

Non-interest expense
Employee compensation and benefits	4,237	16%	3,650	1%	3,615
Communications and information processing	488	(15%)	575	4%	551
Occupancy and equipment	422	(8%)	459	13%	408
Other	2,901	(13%)	3,325	(25%)	4,418

Total non-interest expense	8,048	0%	8,009	(11%)	8,992

Pre-tax earnings	$ 10,182	42%	$ 7,188	27%	$ 5,661

Year ended September 26, 2003 Compared with the Year ended September 27, 2002 - RJBank

Interest rates continued to fall during 2003, which has resulted in lower mortgage rates and continued refinancings.  Heavy prepayments due to refinancings have affected both the residential loan portfolio and mortgage-backed securities.  As a result, portfolio loans and investments have continued to be replaced with lower yielding assets.  However, RJBank increased its loans as a percent of total assets from 54% at September 2002 to 62% at September 2003.  Loans produce a higher yield than mortgage-backed securities, which has allowed RJBank to reduce the impact of the decline in interest rates. Additionally, interest rates began to stabilize in the second half of fiscal 2003, resulting in an increase in interest spreads to an average of 1.65% for fiscal 2003 versus 1.46% for fiscal 2002.  Non-interest income increased by approximately 60% in the current year due to income from the sale of originated fixed-rate mortgage loans, which increased 116% over the prior year.   RJBank has controlled non-interest expenses during the current year, with those expenses increasing at a rate significantly below the 20% increase in net revenues.  The only significant increase in non-interest expense in the current year was employee compensation, which increased due to an increase in staffing to meet the demands of heavier volume in retail lending and to further develop the commercial lending department.  Net revenues per employee, however, increased by 20% over the prior year.  The combination of managing loan runoff, the stabilization of interest rates, increases in fee income from loans sold, and the emphasis on cost control resulted in a $3 million increase in pre-tax earnings in fiscal 2003.

Year ended September 27, 2002 Compared with the Year ended September 28, 2001 - RJBank

Net interest income represents well over 90% of RJBank's net revenue.  Interest rates declined from the high point during the three-year period in the quarter ended December 2000, when RJBank was earning an average yield on earning assets of 7.33%, to average quarterly yields ranging from 3.22% to 3.83% during fiscal 2002.  Average assets, consisting mainly of mortgage-backed securities, purchased whole loan pools, and mortgage, consumer and commercial loans, have increased from $806 million in fiscal 2001 to $877 million in fiscal 2002.  As RJBank maintains a substantially duration-matched balance sheet, interest rates on the expense side have also declined, from an average rate paid of 5.65% in fiscal 2001 - producing a 1.68% spread - to average quarterly rates ranging from 2.53% to 1.61% during fiscal 2002.  Spreads went as low as 1.24% during periods of rapidly declining interest rates, but recovered and were an average of 1.46% for fiscal 2002, a spread consistent with the prior year.

Results of Operations - Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	For the Years Ended

	September 26,	% Incr.	September 27,	% Incr.	September 28,
	2003	(Decr.)	2002	(Decr.)	2001

			($ in 000's)
Interest income and expense
Interest income	$ 12,661	(50%)	$ 25,246	(72%)	$ 89,825
Interest expense	9,447	(57%)	21,821	(73%)	82,134

Net interest income	3,214	(6%)	3,425	(55%)	7,691

Other income	6,783	(14%)	7,886	(22%)	10,149

Net revenues	9,997	(12%)	11,311	(37%)	17,840

Other expense	11,606	(35%)	17,766	7%	16,579

Pre-tax (loss) earnings	$ (1,609)	(75%)	$ (6,455)	(612%)	$ 1,261

Year ended September 26, 2003 Compared with the Year ended September 27, 2002 - Other

Net interest income was relatively flat with the prior year.  The overall decrease in gross interest income and interest expense is attributable to a sluggish equity market, which depressed demand for securities lending activity, as evidenced by the decline in the average balance of stocks borrowed/loaned.  Additionally, the average interest rates earned/charged on stock borrowed/loaned transactions declined by 0.50%, contributing further to the current year reduction in gross interest income and expense.  Other Income decreased by 14% due to a decline in income from the Company's international joint ventures, offset by the current year gain of $5.3 million on the sale of RJ Ltd.'s shares of TSX (formerly its Toronto Stock Exchange seats).

Year ended September 27, 2002 Compared with the Year ended September 28, 2001 - Other

The Company does predominantly "matched book" Stock Loan/Stock Borrow business. Interest revenues and related expense in this activity declined significantly due primarily to lower rates but also due to lower balances, the latter due to the weak equity markets in fiscal 2002.

Critical Accounting Policies

The following is a summary of the Company's critical accounting policies.  For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements.  The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information.  Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements.  Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value, including: cash, cash equivalents, and securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased.  In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income, depending on the underlying purpose of the instrument. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations.  For investments in illiquid and privately held securities that do not have readily determinable fair values, the Company uses estimated fair values as determined by management.  Trading and investment account securities include, at September 26, 2003 and September 27, 2002, $2,234,000 and $458,000, respectively, of private equity securities. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions.  However, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value.  For example, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner.  However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Intangible Assets and Goodwill

Intangible assets consist predominantly of goodwill related to the acquisitions of Roney & Co. and Goepel McDermid, Inc. (now called Raymond James Ltd).  This goodwill, totaling $63 million, was allocated to the reporting units within the Private Client Group and Capital Markets segments pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”.  Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized.

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.  When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units.  The company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions.  However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units.  As of September 26, 2003, $30 million, $16 million, and $17 million of goodwill have been allocated to the Private Client Group of RJA, the Private Client Group of RJ Ltd., and the Capital Markets segment of RJ Ltd., respectively.  As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired.  However, changes in current circumstances or business conditions could result in an impairment of goodwill.  As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Reserves

The Company records reserves related to legal proceedings in "other payables".  The determination of these reserve amounts requires significant judgment on the part of management.  Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an associate of the Company; likely insurance coverage; previous results in similar cases; and legal precedents and case law.  Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management.  Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.  The assumptions of management in determining the estimates of reserves may prove to be incorrect, which could materially affect results in the period the expenses are ultimately determined.

The Company also records reserves or allowances for doubtful accounts related to client receivables and loans.  Client receivables at the broker-dealers are generally collateralized by securities owned by the brokerage clients.  Therefore, when a receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations.

Client loans at RJBank are generally collateralized by real estate or other property.  RJBank provides for both a general allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a specific reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”.  The calculation of the general allowance is subjective as management segregates the loan portfolio into different classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans.  The factors taken into consideration when assigning the reserve percentage to each class include trends in delinquencies, volume, and terms, changes in geographic distribution, lending policies, and local, regional, and national economic conditions.  For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  At September 26, 2003 the amortized cost of all RJBank loans was $566 million and a valuation allowance of $6 million was recorded against that balance.  The allowance for loan losses is approximately 1% of the amortized cost of the loan portfolio and has not changed dramatically since the prior year.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for a general allowance for loan losses on such receivables based on historical collection experience. Additionally, the Company provides for a specific reserve on these receivables if a Financial Advisor is no longer associated with the Company and it is determined that it is probable the amount will not be collected.  At September 26, 2003 the receivable from Financial Advisors was $56,147,000 which is net of an allowance of $11,471,000.

Liquidity and Capital Resources

Net cash provided by operating activities during fiscal 2003 was approximately $191 million.  Cash was provided by increased client cash balances, payables to other broker-dealers and clearing organizations, and net sales of trading securities, offset by increases in client margin accounts and an increase in the net stock borrowed balance.  The remainder of the cash provided is attributed to fluctuations in various other asset and liability accounts net of increased segregated cash and cash equivalents.

Investing activities provided an additional $81 million in cash, which is primarily due to the maturation and repayments of mortgage-backed securities net of reinvestment and capital expenditures.  Approximately $208 million in mortgage-backed securities were repaid in fiscal 2003, which is due to heavy refinancings of mortgage loans due to the unprecedented low level of interest rates during fiscal 2003.  The Company re-invested approximately $98 million of the proceeds from these repayments in additional mortgage-backed securities.  Also, additions to fixed assets consumed $29 million related primarily to the construction of a fourth headquarters building in St. Petersburg, FL, and a related parking garage.

Financing activities used $17 million, the result of the payment of cash dividends and the purchase of treasury stock net of the exercise of stock options and employee stock purchases and the net proceeds from bank borrowings.

The Company has loans payable consisting primarily of a $47 million mortgage on its headquarters office complex, $60 million in Federal Home Loan Bank advances at RJBank, and a $60 million three year term loan at RJF.  The Company has committed to borrowing an additional $27 million upon the completion of its fourth headquarters building, anticipated to be completed in January 2004.

In addition, the Company and its subsidiaries have the following lines of credit: RJF has a $100 million line of credit, RJA has uncommitted bank lines of credit aggregating $430 million with commercial banks, Raymond James Credit Corporation has a line of credit for $25 million, and RJ Ltd. has a CDN$40 million line of credit.  At September 26, 2003, the Company had approximately $197,000 in outstanding loans against these lines of credit.

The Company has committed a total of $28.9 million, in amounts ranging from $500,000 to $1,500,000, to 31 different independent venture capital or private equity partnerships.  As of September 26, 2003, the Company had invested $22.5 million of that amount.  Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $13.8 million.  Of that amount, the Company had invested $8 million as of September 26, 2003.

Management has been authorized by the Board of Directors to repurchase its common stock at their discretion for general corporate purposes.  There is no formal stock repurchase plan at this time.  As of September 26, 2003, the Board has authorized the repurchase of up to an additional 1,433,730 shares.

The Company's broker-dealer subsidiaries are subject to requirements of the SEC and the IDA relating to liquidity and capital standards.  The domestic broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.  RJA, a member firm of the NYSE, is also subject to the rules of the NYSE, whose requirements are substantially the same.  Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which both RJA and RJFS have elected.  It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions.  The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items.

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IDA) and the Early Warning System (By-Law No. 30 of the IDA).  The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IDA may from time to time prescribe.  Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IDA.  The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties.   This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA.  Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System.  RJ Ltd. was not in Early Warning level 1 or level 2 during fiscal 2003 or 2002.

RJBank is subject to various regulatory and capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of September 26, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

Effects of recently issued accounting standards

On May 15, 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the provisions of the statement on June 28, 2003.  The Company has not entered into any financial instruments within the scope of the statement since the statement became applicable.  Additionally, the Company had no existing financial instruments that were entered into on or before May 31, 2003 that fell under the provisions of the statement.  As such, the adoption of this statement did not have a material impact on the Company's consolidated financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The new guidance amends SFAS No. 133 for decisions made as part of the Derivative Implementation Group process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components.  In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities”. The interpretation addresses the consolidation of variable interest entities, referring to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other investors.  Variable interest entities are identified by reviewing the Company's equity investment at risk within an entity, the Company's ability to make decisions about the activities of an entity, and the Company's obligation to absorb the losses or the right to receive expected residual returns of an entity. The interpretation is effective for all new variable interest entities created or acquired after January 31, 2003.   Under the provisions of FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46”, for variable interest entities created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied for the first interim or annual period ending after December 15, 2003.  The Company, which is required to fully adopt the provisions of the interpretation in the first quarter of fiscal year 2004, has preliminarily completed its assessment of the impact of the interpretation and determined that it will not have a material impact on the consolidated financial statements.

Based on its current assessment the Company considers Comprehensive Software Systems, Inc. (“CSS”), as well as Raymond James Employee Investment Funds I and II (“the Funds”) to be variable interest entities.  CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system.  CSS is currently funded by capital contributions and loans from its owners. CSS had assets of  $7.5 million at September 26, 2003. As a 25% owner, the Company committed to provide an additional $2.8 million in loans during calendar 2003.  As of October 1, 2003, the Company provided the last amount that it was committed to under the terms of the funding/loan agreement.  The Company's exposure to loss is limited to its capital contributions and amounts loaned. All capital contributions have been written off.  The Company is not the primary beneficiary and therefore will not consolidate the variable interest entity.

The Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships.  Both Funds were established as a compensation and retention measure for certain qualified key employees of the Company.  The Company makes non-recourse loans to these employees for two thirds of the purchase price per unit.  The loans and applicable interest are to be repaid based solely on the earnings of the Funds.  Accordingly, the Company would absorb the majority of the “expected” losses and is deemed to be the primary beneficiary and will consolidate the funds upon adoption of FIN 46 in the first quarter of fiscal year 2004.  The funds have combined net assets of approximately $9.5 million at September 26, 2003.  The Company's exposure to loss is limited to its contributions and the loans it funded to the employee investors.  At September 26, 2003, that exposure is approximately $6.4 million.

In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for entities electing the fair value based method of accounting for stock-based employee compensation. This SFAS also requires additional and more prominent disclosure related to accounting methods used for stock-based employee compensation and pro forma amounts related to any period accounted for under the intrinsic method of Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  The Company has elected to use the fair value based method of accounting for stock-based employee compensation beginning in fiscal 2003 and has applied the modified prospective method of transition.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness for Others”. For certain guarantees, the interpretation requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is defined as the obligation to stand ready to perform in the event that specified triggering events or conditions occur.  The recognition of the liability is required even if it is not probable that payments will be made under the guarantee.  The interpretation also expands financial statement disclosures for other guarantees.  The disclosure requirements under the interpretation are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of the interpretation.  The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the interpretation did not result in a significant impact on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”.  This statement provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and requires those transactions to be accounted for in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  In addition, this statement amends SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets”, to include long-term customer-relationship intangible assets, other than those with indefinite lives, and would require these assets to be subject to an undiscounted cash flow recoverability test as required for other long-lived assets by SFAS No. 144.  The adoption of this statement did not have an impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which superceded both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.  SFAS No. 144 also amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 provides guidance on the financial accounting and reporting for the impairment or disposal of long-lived assets.  The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and the normal operation of long-lived assets.  It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred (if a reasonable estimate of fair value can be made), while the associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset.  The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 requires goodwill to be tested for impairment at least annually, as well as under certain circumstances, and written down when impaired, rather than being amortized as previous standards required.  Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  Purchased intangible assets are carried at cost less accumulated amortization.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company elected to early-adopt the standard as of the beginning of fiscal 2002. As a result, the Company ceased all goodwill amortization and therefore did not recognize $4.7 million of goodwill amortization expense that would have been recognized ratably during 2002 under the previous accounting standard.

The following table presents the impact of SFAS No. 142 on net income and net income per share had the standard been in effect for fiscal year ended September 28, 2001 (in 000's, except per share data):

Year ended
Sept. 28,
2001

Reported net income	$ 96,410
Adjustments:
Amortization of goodwill	4,071
Income tax effect	(898)

Adjusted net income	$ 99,583

Reported net income per share- basic	$ 2.02
Adjusted net income per share - basic	$ 2.09

Reported net income per share - diluted	$ 1.98
Adjusted net income per share - diluted	$ 2.04

Off Balance Sheet Arrangements

Information concerning the Company's off balance sheet arrangements are included in Note 14 of the Notes to the Consolidated Financial Statements.  Such information is hereby incorporated by reference.

Contractual Obligations

The Company has contractual obligations to make future payments in connection with its short and long-term debt, non-cancelable lease agreements, partnership investments, commitments to extend credit, and a naming rights agreement  (see Note 10 to the Consolidated Financial Statements for further information on the Company's commitments and contingencies). The following table sets forth these contractual obligations by fiscal year (in 000's):

	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt	$ 167,013	$ 11,384	$ 11,465	$ 41,550	$ 1,641	$ 6,737	$ 94,236
Short-term debt	197	197	-	-	-	-	-
Operating leases	74,275	20,737	16,208	12,951	10,492	7,120	6,767
Investments – private equity partnerships(1)	12,168	12,168	-	-	-	-	-
Investment - captive insurance company(2)	5,400	5,400	-	-	-	-	-
Certificates of deposit	105,889	45,691	24,259	15,147	5,800	14,992	-
Commitments to extend credit (3)	220,020	220,020	-	-	-	-	-
Naming rights for Raymond James Stadium	22,141	2,694	2,802	2,914	3,031	3,152	7,548

Total	$ 607,103	$ 318,291	$ 54,734	$ 72,562	$ 20,964	$ 32,001	$ 108,551

    (1)     The Company has committed to fund 33 Private Equity Partnerships for a total commitment of $42.7 million.  At September 26, 2003 the Company had funded $30.5 million of that commitment. Although the remaining balance of $12.2 million has been included in fiscal year 2004 above, the contributions to the partnerships may occur after that time and are dependent upon the timing of the capital calls by the general partners.

    (2)    Due to the cancellation of the Company’s excess SIPC coverage effective February 16, 2004 (see “Regulation” under Item 1 for more information), the Company has joined with other securities firms to form a captive insurance company to provide this coverage.  The Company is committed to an investment of $5.4 million in the first quarter of fiscal 2004.

    (3)    Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make verbal statements that constitute forward-looking statements.  These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) changes in regulatory requirements which could affect the cost of doing business or the profitability of certain segments of the Company's business; (v) fluctuations in currency rates; (vi) general economic conditions, both domestic and international; (vii) changes in the rate of inflation and related impact on securities markets; (viii) competition from existing financial institutions and other new participants in the securities markets; (ix) legal developments affecting the litigation experience of the Company or the securities industry generally; (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company; (xi) natural disasters; (xii) political and military events which would affect the United States of America or world markets, or which could disrupt the Company's communications and securities processingcapabilities or other operations; and (xiii) changes in investor confidence which could adversely affect the sale of the Company's products and services.  The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

Risks are an inherent part of the Company's business and activities.  Management of these risks is critical to the Company's fiscal soundness and profitability.  Risk management at the Company is a multi-faceted process that requires communication, judgment and knowledge of financial products and markets.  The Company's senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring and control of various risks.  The principal risks involved in the Company's business activities are market, credit, operational, and regulatory and legal.

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices.  The Company has exposure to market risk primarily through its broker-dealer and banking operations.  The Company's broker-dealer subsidiaries trade tax exempt and taxable debt obligations and act as an active market maker in approximately 260 over-the-counter equity securities.  In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate customer transactions.  Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

The following table represents the carrying value of trading inventories associated with the Company's broker-dealer customer facilitation, market-making activities and proprietary trading activities.  The table includes net long and short fair values, which is consistent with the way risk exposure is managed.  See Note 3 of the Notes to Consolidated Financial Statements for the related gross long and short fair values of trading and investment account securities.

Broker-dealer Financial Instruments with Market Risk (in 000's):

	September 26, 2003	September 27, 2002

Debt securities:
Government obligations	$ (4,061)	$ 27,630
Corporate obligations	15,131	19,919
Municipal obligations	97,219	156,507

Total debt securities	108,289	204,056

Equity & other securities	(1,256)	8,834

Total	$107,033	$212,890

Changes in value of the Company's trading and investment inventories may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors.  The Company manages its trading inventories by product type and has established trading divisions that have responsibility for each product type.  The Company's primary method of controlling risk in its trading and investment inventories is through the use of limits.  As of September 26, 2003, the absolute fixed income and equity inventory limits were $1,137,000,000 and $30,300,000, respectively.  The Company's trading activities were well within these limits at September 26, 2003.  Additionally, for its derivative activities, primarily interest rate swaps, the company has established a limit structure that is based on factors such as interest rate risk and spread exposure.  Position limits in trading inventory accounts are monitored on a daily basis.  Consolidated position and exposure reports are prepared and distributed to senior management.  Limit violations are carefully monitored.  Management monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings.  For derivative instruments, mark-to-market prices are obtained from an external vendor and are compared to internal valuations.  Summarized results are reviewed and a valuation adjustment is determined by management to record the instrument at estimated fair value.

The Company's banking subsidiary maintains an investment portfolio that is comprised of mortgage-backed securities, as well as mortgage, consumer and commercial loans.    The bank's investments are funded by its customer obligations, including demand deposits, money market accounts, savings accounts, and certificates of deposit.  Based on the banking industry and the current investment portfolio of RJBank, market risk for RJBank is limited primarily to interest rate risk.  RJBank reviews interest rate risk based on net interest income, which is the net amount of interest received and interest paid.  The following table represents the carrying value of RJBank's investments and the obligations that fund those investments.

RJBank Financial Instruments with Market Risk (in 000's):

	September 26, 2003	September 27, 2002

Debt securities
Mortgage-backed securities	$ 241,211	$ 353,009
Municipal obligations	90	291

Total debt securities	241,301	353,300

Loans
Loans receivable, net	560,634	489,697
Loans available for sale	1,038	1,639

Total loans	561,672	491,336

Equity securities	3,484	3,000

Total investments	$ 806,457	$ 847,636

Deposits
Demand deposits - non-interest bearing	$ 1,342	$ 1,842
Demand deposits - interest bearing	7,040	3,675
Money market accounts	19,682	20,903
Savings accounts	645,563	673,573
Certificates of deposit	105,888	92,970

	779,515	792,963

Federal home loan bank advances	60,000	60,000

Total liabilities	$ 839,515	$ 852,963

Interest Rate Risk

The Company's broker-dealer subsidiaries are exposed to interest rate risk as a result of maintaining trading inventories of fixed income instruments, which are sensitive to changes in interest rates.  The Company monitors the Value at Risk ("VaR") in its fixed income cash and derivative trading portfolios on a daily basis. Using a variance/covariance methodology, VaR is a method for estimating the potential loss in the Company's fixed income portfolio due to adverse market movements over a defined time horizon with a specified confidence level.

A standard regulatory-type data set is used (one year historical observation period, 0% exponential decay) and the results are compared daily against those obtained using corresponding data with a 6% exponential decay factor. VaR is reported at a 99% confidence level, based on a 1-day holding period; this is consistent with the Company's high-turnover trading activity, which is based on supporting customer sales activity. This means that there is a one in 100 chance that daily trading net revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR.  However, shortfalls on a single day can exceed reported VaR by significant amounts. Shortfalls can also accumulate over a longer time horizon, such as a number of consecutive trading days.

The following table sets forth the high, low and average VaR for the Company's overall portfolio during the two quarters ended September 26, 2003, with the corresponding dollar value of the Company's portfolio (in 000's):

	High	Low	Average

VaR	$ 1,165	$ 318	$ 684
Portfolio value	$276,000	$44,000	$176,000

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

Additional information is discussed under Derivative Financial Instruments in Notes 1 and 8 of the Notes to the Consolidated Financial Statements of this Form 10-K.

As noted above, RJBank reviews interest rate risk based on net interest income.  One of the core objectives of RJBank's Asset & Liability Management is to manage the sensitivity of net interest income to changes in market interest rates. The Asset & Liability Management Committee uses several measures to monitor and limit RJBank's interest rate risk including scenario analysis, interest rate gap analysis and limits, and net portfolio value limits.  Model-based scenario analysis is used to monitor and report the interest rate risk positions, and analyze alternative strategies.

Net interest revenue is the net amount of interest received and interest paid.  This involves large volumes of contracts and transactions, and numerous different products.  Simulation models and estimation techniques are used to assess the sensitivity of the net interest income stream to movements in interest rates.  Assumptions about consumer behavior play an important role in these calculations;  this is particularly relevant for loans such as mortgages where the client has the right, but not the obligation, to repay before the scheduled maturity.  On the liability side, the re-pricing characteristics of deposits are based on estimates since the rates are not coupled to a specified market rate.

The sensitivity of net interest revenue to interest rate conditions is estimated for a variety of scenarios.  Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would increase RJBank's net interest revenue by 1.47% in the first year after the rate jump, whereas a downward shift of the same magnitude would decrease RJBank's net interest revenue by 35.3%.  These sensitivity figures are based on positions as of September 30, 2003, and are subject to certain simplifying assumptions, including that management takes no corrective action.  This asymmetric outcome is largely due to the historically low levels of interest rates in the U.S. leading to unprecedented pre-payment behavior and allowing for only limited opportunity to adjust rates downward on the liability side.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of its broker-dealer subsidiaries and RJBank.  The U.S. broker-dealer activities are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.  The Company's Canadian broker-dealer has a proprietary trading business with 23 traders.  The average aggregate inventory held for proprietary trading during fiscal year 2003 was CDN$3,047,834.  The Company's equity securities inventories are repriced on a regular basis and there are no unrecorded gains or losses.

Credit Risk

The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks and other financial institutions.  In the event counterparties do not fulfill their obligations, the Company may be exposed to risk.  The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument.  The Company manages this risk by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security and loan concentrations, holding and marking to market collateral on certain transactions and conducting business through clearing organizations, which guarantee performance.

The Company's client activities involve the execution, settlement, and financing of various transactions on behalf of its clients.  Client activities are transacted on either a cash or margin basis.  Credit exposure associated with the Company's Private Client Group consists primarily of customer margin accounts, which are monitored daily and are collateralized.  When clients execute a purchase on margin the Company is at some risk that the client will renege on the trade.  If this occurs, the Company may have to liquidate the position at a loss.  However, for over three quarters of the private client group purchase transactions, clients have available funds in the account before the trade is executed.  The Company monitors exposure to industry sectors and individual securities and performs analysis on a regular basis in connection with its margin lending activities.  The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions.

In addition, RJBank offers a variety of loan products including mortgage, commercial real estate, and consumer loans, which are collateralized, and corporate loans for which the borrower is carefully evaluated and monitored.  RJBank's policy is to require customers to provide collateral prior to the disbursement of approved loans.  The amount of collateral obtained, if it is deemed necessary by RJBank upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, residential real estate, and income-producing commercial properties.  By using derivative financial instruments to hedge exposures to changes in interest rates, RJBank exposes itself to credit risk with those counterparties also.  RJBank minimizes the credit or repayment risk of derivative instruments by entering into transactions only with high-quality counterparties whose credit rating is investment grade.

The Company is subject to concentration risk if it holds large positions, extends large loans to, or has large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (e.g. in the same industry). Securities purchased under agreements to resell consist entirely of securities issued by the U.S. government.  Receivables from and payables to clients and stock borrow and lending activities are conducted with a large number of clients and counterparties and potential concentration is carefully monitored.  Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses.  The Company seeks to limit this risk through careful review of the underlying business and the use of limits established by senior management, taking into consideration factors including the financial strength of the company, the size of the position or commitment, the expected duration of the position or commitment and other positions or commitments outstanding.

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Continental and Delta).  The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill its lease obligations.  In the event that the airlines default on their lease commitments and the Company is unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment.  As of September 26, 2003, it is management's opinion that the value of this investment is not impaired.

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

The Company has established a Quality of Markets Committee that meets regularly to review execution of customer orders by the OTC, Option and Listed trading departments.  This Committee is comprised of representatives from the Private Client Group firms, Correspondent Services, Compliance and Legal and is under the direction of a senior officer of RJF.  This Committee reviews reports from OTC, Option and Listed trading departments and recommends action for improvement when necessary.

Regulatory and Legal Risk

Legal risk includes the risk of large numbers of Private Client Group customer claims, a potentially sizable adverse legal judgment and non-compliance with applicable legal and regulatory requirements. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts business. The Company’s subsidiaries have designated Anti-money Laundering Compliance Officers who monitor compliance with regulations adopted under the U.S.A. Patriot Act.  The Company has comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering and record keeping.  The Company acts as an underwriter or selling group member in both equity and fixed income product offerings.  Particularly when acting as lead or co-lead manager, the Company has legal exposure.  To manage this exposure, a committee of senior executives reviews proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

The Compliance departments are responsible for monitoring compliance with regulatory requirements at the respective branch offices of each broker-dealer.  In addition, there are compliance officers concentrating on Fixed Income, Equity Capital Markets and Asset Management who focus on the regulations specific to those businesses.

The Company experienced an increase in the number of Private Client Group claims beginning in fiscal year 2001 as a result of the downturn in the equity markets.  While these claims may not be the result of any wrongdoing, the Company does, at a minimum, incur costs associated with investigating and defending against such claims.  See further discussion on the Company's reserve policy under "Critical Accounting Policies"; see also "Legal Proceedings".

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT AND FINANCIAL STATEMENTS

To the Shareholders and Board of Directors

of Raymond James Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and Subsidiaries as of September 26, 2003 and September 27, 2002, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended September 26, 2003.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raymond James Financial, Inc. and Subsidiaries as of September 26, 2003 and September 27, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 26, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2003 the Company changed its method of accounting for stock-based compensation.

KPMG LLP

Tampa, Florida

October 21, 2003, except as to Note 18, which is as of December 19, 2003

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(in thousands, except per share amounts)

	September 26,	September 27,
	2003	2002

ASSETS
Cash and cash equivalents	$ 734,631	$ 469,499
Assets segregated pursuant to federal regulations:
Cash and cash equivalents	1,000,101	132
Securities purchased under agreements to resell	1,236,265	2,085,795
Securities owned:
Trading and investment account securities, at fair value	181,947	279,286
Available for sale securities, at fair value	241,323	353,317
Receivables:
Clients	1,652,218	1,515,824
Stock borrowed	1,208,562	776,386
Brokers-dealers and clearing organizations	126,715	87,878
Other	150,100	132,311
Property and equipment, net	118,285	105,777
Deferred income taxes, net	68,465	53,734
Deposits with clearing organizations	29,438	28,958
Goodwill	62,575	62,575
Investment in leveraged leases	24,947	25,053
Prepaid expenses and other assets	76,066	63,778

	$6,911,638	$6,040,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 167,210	$ 149,563
Payables:
Clients	3,983,610	3,747,944
Stock loaned	1,227,151	834,379
Brokers-dealers and clearing organizations	154,757	37,811
Trade and other	157,710	155,466
Trading account securities sold but not yet
purchased	71,431	63,396
Accrued compensation, commissions and benefits	199,017	188,860
Income taxes payable	26,017	23,248

	5,986,903	5,200,667

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 49,691,528 at Sept. 26, 2003 and 48,997,966 at Sept. 27, 2002	497	490
Shares exchangeable into common stock; 219,477 at Sept. 26, 2003 and 172,077 at Sept. 27, 2002	6,450	5,057
Additional paid-in capital	101,298	73,187
Accumulated other comprehensive income	604	(10,157)
Retained earnings	850,656	781,978

	959,505	850,555
Less: 1,400,521 and 496,003 common shares
in treasury, at cost	(34,770)	(10,919)

	924,735	839,636

	$6,911,638	$6,040,303

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Year Ended

	September 26,	September 27,	September 28,
	2003	2002	2001

Revenues:
Securities commissions and fees	$1,045,071	$1,042,924	$1,034,681
Investment banking	71,317	73,056	57,008
Investment advisory fees	112,126	117,054	123,769
Interest	127,707	159,803	334,387
Net trading profits	20,615	22,650	26,928
Financial service fees	69,536	60,449	52,786
Other	51,199	41,487	41,431

Total revenues	1,497,571	1,517,423	1,670,990

Interest expense	45,611	76,335	228,351

Net revenues	1,451,960	1,441,088	1,442,639

Non-Interest Expenses:
Compensation, commissions and benefits	1,034,676	1,022,157	1,024,423
Communications and information processing	77,016	79,245	74,542
Occupancy and equipment costs	61,520	61,038	60,426
Clearance and floor brokerage	17,729	15,630	16,091
Business development	51,332	49,675	59,990
Other	71,412	81,827	49,699

Total non-interest expenses	1,313,685	1,309,572	1,285,171

Income before provision for income taxes	138,275	131,516	157,468

Provision for income taxes	51,958	52,213	61,058

Net income	$ 86,317	$ 79,303	$ 96,410

Net income per share-basic	$ 1.78	$ 1.63	$ 2.02

Net income per share-diluted	$ 1.76	$ 1.60	$ 1.98

Weighted average common shares
outstanding-basic	48,549	48,674	47,663

Weighted average common and common
equivalent shares outstanding-diluted	48,986	49,629	48,799

Net income	$ 86,317	$ 79,303	$ 96,410
Other Comprehensive Income:
Net unrealized (loss) gain on securities
available for sale, net of tax	(231)	22	1,235
Net unrealized gain (loss) on interest
rate swaps accounted for as hedges	1,575	(555)	(4,130)
Net change in currency translations	9,417	(2,743)	(2,368)

Total comprehensive income	$ 97,078	$ 76,027	$ 91,147

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Exchangeable Shares		Additional		Other	Treasury Stock		Total
					Paid-in	Retained	Comprehensive	Common		Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balances at September 29, 2000	48,998	$ 490		$ -	$ 56,380	$ 642,202	$ (1,618)	(2,711)	$ (46,936)	$ 650,518
Net income fiscal 2001						96,410				96,410
Cash dividends - common stock
($.36 per share)						(17,429)				(17,429)
Purchase of treasury shares								(67)	(1,754)	(1,754)
Exchangeable shares			219	$ 6,423	5,758			481	8,381	20,562
Employee stock purchases					1,426			181	3,131	4,557
Exercise of stock options					(3,727)			608	10,584	6,857
Grant of restricted shares					6,723			506	8,791	15,514
Non-qualified option expense					904					904
Net unrealized gain on securities
available for sale, net of tax							1,235			1,235
Net unrealized (loss) on interest
rate swaps accounted for as hedges							(4,130)			(4,130)
Net change in currency translations							(2,368)			(2,368)

Balances at September 28, 2001	48,998	$ 490	219	$ 6,423	$ 67,464	$ 721,183	$ (6,881)	(1,002)	$ (17,803)	$ 770,876

Net income fiscal 2002						79,303				79,303
Cash dividends - common stock
($.36 per share)						(18,508)				(18,508)
Purchase of treasury shares								(359)	(9,147)	(9,147)
Exchangeable shares			(47)	(1,366)	500			47	866	-
Employee stock purchases					1,390			208	4,058	5,448
Exercise of stock options					(1,805)			462	8,396	6,591
Grant of restricted shares					2,251			148	2,711	4,962
Non-qualified option expense					2,390					2,390
Tax benefit related to non-qualified
option exercises					997					997
Net unrealized gain on securities
available for sale, net of tax							22			22
Net unrealized (loss) on interest
rate swaps accounted for as hedges							(555)			(555)
Net change in currency translations							(2,743)			(2,743)

Balances at September 27, 2002	48,998	$ 490	172	$ 5,057	$ 73,187	$ 781,978	$ (10,157)	(496)	$ (10,919)	$ 839,636

Net income fiscal 2003						86,317				86,317
Cash dividends - common stock
($.36 per share)						(17,639)				(17,639)
Purchase of treasury shares								(1,445)	(35,964)	(35,964)
Exchangeable shares	243	2	47	1,393	7,139					8,534
Employee stock purchases	175	2			4,430			34	750	5,182
Exercise of stock options	275	3			6,137			334	7,367	13,507
Grant of restricted shares					1,092			172	3,996	5,088
Non-qualified option expense					8,913					8,913
Tax benefit related to non-qualified
option exercises					400					400
Net unrealized loss on securities
available for sale, net of tax							(231)			(231)
Net unrealized gain on interest
rate swaps accounted for as hedges							1,575			1,575
Net change in currency translations							9,417			9,417

Balances at September 26, 2003	49,691	$ 497	219	$ 6,450	$ 101,298	$ 850,656	$ 604	(1,401)	$ (34,770)	$ 924,735

	See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year ended

	September 26,	September 27,	September 28,
	2003	2002	2001
Cash Flows from operating activities:
Net Income	$ 86,317	$ 79,303	$ 96,410
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	18,344	22,813	25,855
Amortization of intangible assets	-	-	5,404
Deferred income taxes	(14,731)	(15,917)	6,500
Unrealized (gain) loss on investment account securities	(55)	(362)	457
Unrealized (gain) loss and premium amortization
on Available for Sale Securities	(216)	(582)	144
Ineffectiveness of interest rate swaps accounted for as cash low hedges	(525)	(498)	1,206
Loss on sale of investment account securities	-	323	135
Loss on sale of property and equipment	469	2,494	379
Provision for bad debts and other accruals	40,048	35,675	43,764
Stock and option compensation expense	14,401	8,349	16,420

(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(150,439)	(340,343)	(931,351)
Receivables:
Clients, net	(129,442)	79,506	532,426
Stock borrowed	(432,176)	475,168	891,898
Brokers-dealers and clearing organizations	(38,837)	93,835	(38,797)
Other	(17,789)	2,776	(37,672)
Trading securities, net	106,019	13,864	(104,874)
Prepaid expenses and other assets	(12,568)	17,911	(30,411)

Increase (decrease) in operating liabilities:
Payables:
Clients	235,666	136,350	544,579
Stock loaned	392,772	(430,710)	(844,417)
Brokers-dealers and clearing organizations	116,946	(130,590)	87,696
Trade and other	(35,940)	(19,504)	(64,025)
Accrued compensation, commissions and benefits	10,157	1,115	(19,243)
Income taxes payable	2,769	23,248	(1,991)

Net cash provided by operating activities	191,190	54,224	180,492

Cash Flows from investing activities:
Additions to property and equipment, net	(28,775)	(26,390)	(27,080)
Sales of investment account securities	-	1,154	5,263
Sales of available for sale securities	-	65,149	41,768
Purchases of investment account securities	(591)	-	(5,373)
Purchases of available for sale securities	(97,708)	(251,855)	(164,579)
Security maturations and repayments	207,965	199,971	155,894
Payments related to the acquisition of Goepel	-	-	(48,469)

Net cash provided by (used in) investing activities	80,891	(11,971)	(42,576)

Cash Flows from financing activities:
Proceeds from borrowed funds	307,540	184,457	120,281
Repayments of mortgage notes	(1,114)	(727)	(675)
Repayments of loans	(288,779)	(196,593)	(94,198)
Exercise of stock options and employee stock purchases	18,689	12,039	11,411
Purchase of treasury stock	(35,964)	(9,147)	(1,754)
Cash dividends on common stock	(17,639)	(18,508)	(17,429)

Net cash (used in) provided by financing activities	(17,267)	(28,479)	17,636

Currency adjustment:
Effect of exchange rate changes on cash	10,318	(2,743)	(2,368)

Net increase in cash and cash equivalents	265,132	11,031	153,184
Cash and cash equivalents at beginning of year	469,499	458,468	305,284

Cash and cash equivalents at end of year	$ 734,631	$ 469,499	$ 458,468

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 48,537	$ 77,133	$ 233,905

Cash paid for taxes	$ 63,920	$ 43,032	$ 60,324

See accompanying Notes to Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Raymond James Financial, Inc. is a holding company, which, through its subsidiaries, is engaged principally in the securities brokerage business, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products.  In addition, it provides investment management services for retail and institutional clients and banking and trust services for retail clients.  The accounting and reporting policies of Raymond James Financial, Inc. and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America, the more significant of which are summarized below:

Basis of Presentation

The consolidated financial statements include the accounts of Raymond James Financial, Inc., whose subsidiaries are generally controlled through a majority voting interest.  All material consolidated subsidiaries are 100% owned by the Company.  Additionally, the Company consolidates those investments, including joint ventures, over which it exercises control.  Investments in entities in which the Company does not have control, but has the ability to exercise significant influence are accounted for under the equity method.  Investments in which the Company has neither control nor significant influence are accounted for under the cost method, except investments held by subsidiaries, which qualify for Investment Company accounting as described in the AICPA Audit and Accounting Guide, “Audit of Investment Companies”.  Those investments are carried at fair value.  All material intercompany balances and transactions have been eliminated in consolidation.

Management Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Reporting Period

The Company's fiscal year ends on the last Friday in September of each year.  Two of the Company's subsidiaries, RJBank and RJ Ltd., have fiscal years that end on the last day of September.  Any individually material transactions are reviewed and recorded in the appropriate fiscal year.

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

The Company earns an investment advisory fee based on a client's portfolio value on portfolios managed by its investment advisor subsidiaries.  These fees are recorded under the accrual method.

Financial service fees are recorded on the accrual basis.  Financial service fees include interest income and expense, and per account fees such as IRA fees, transaction fees on wrap fee accounts, service fees and distributions fees received from mutual funds.

Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services.  Correspondent clearing revenues are recorded net of commissions remitted and included in other revenue. Total commissions generated by correspondents were $16,140,000, $15,836,000, and $17,168,000 and commissions remitted totaled $12,494,000, $12,117,000, and $13,537,000 for the years ended September 26, 2003, September 27, 2002, and September 28, 2001, respectively.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Assets Segregated Pursuant to Federal Regulations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Raymond James & Associates (“RJA”), as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.  Included in segregated assets at September 26, 2003  and September 27, 2002 are cash and cash equivalents and securities purchased under agreements to resell.

Repurchase Agreements

The Company invests in short-term securities purchased under agreements to resell (“reverse repurchase agreements”), which are included in cash and cash equivalents and assets segregated pursuant to federal regulations.  Additionally, the Company enters into securities sold under agreements to repurchase transactions (“repurchase agreements”).  These transactions are included in trading account securities sold but not yet purchased.  Both reverse repurchase and repurchase agreements are accounted for as collateralized financings and are carried at contractual amounts plus accrued interest.  It is the Company's policy to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the reverse repurchase agreements.  To ensure that the market value of the underlying collateral remains sufficient, the collateral is valued daily, and the Company may require counterparties to deposit additional collateral (or may return collateral to counterparties) when appropriate.

Securities Owned

Trading and investment account securities is comprised primarily of the financial instruments held by the Company's broker-dealer subsidiaries.  These instruments are recorded at fair value with unrealized gains and losses reflected in current period earnings.  Fair values are generally based on prices from independent sources, such as listed market prices or broker or dealer price quotations.  For investments in illiquid and privately held securities that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of securities, current financial information, restrictions on dispositions, market values of underlying securities and quotations for similar instruments.

Available for sale securities is comprised primarily of CMO, mortgage related debt, and equity securities of the Company's non-broker-dealer subsidiaries.   Debt and equity securities classified as available for sale are reported at fair value with unrealized gains or losses, net of deferred taxes, reported in shareholders' equity as a component of accumulated other comprehensive income.  Any unrealized losses deemed to be other than temporary are included in current period earnings.  Additionally, all realized gains and losses, determined on a specific identification basis, are included in current period earnings.

Client Receivables and Allowance for Losses

Client receivables include receivables of the Company's asset management subsidiaries, broker-dealer subsidiaries, and RJBank.  The receivables from asset management clients are primarily for accrued asset management service fees, while the receivables from broker-dealer clients are principally for amounts due on cash and margin transactions and are generally collateralized by securities owned by the clients.    Both the receivables from the asset management and broker-dealer clients are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts or write-offs.  When a broker-dealer receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations.  Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the Consolidated Statement of Financial Condition.

The client receivables of RJBank are primarily comprised of loans originated or purchased by the bank, and include commercial and residential mortgage loans, as well as consumer loans.  The Company records these loans at amortized cost, adjusted for an allowance for doubtful accounts and any write-offs.  Included in amortized cost are any deferred fees or loan origination costs plus the unamortized premiums or discounts on purchased loans.

Loan origination fees, net of related costs, are capitalized and recognized in interest income on a straight-line basis, which approximates the interest method over the contractual life of the loans, adjusted for prepayments.

The Company also provides for an allowance for losses inherent in the RJBank loan portfolio.  The allowance is calculated based upon consideration of historical analysis and a supplemental portion based upon inherent risk and losses.  The calculation of an allowance for inherent risk and losses is particularly subjective and requires judgments based on qualitative factors that do not lend themselves to exact mathematical calculations, such as trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional, and national economic conditions; and concentrations of credit risk.

Additionally, the Company reviews the individual RJBank loans and considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest.  When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market value of the loan, or the fair value of the collateral for collateral dependent loans.  Regardless of the measurement method originally selected, the Company measures impairment based on the fair value of the collateral when it is determined that foreclosure is probable.

Once RJBank has identified a loan as impaired the accrual of interest on the loan is discontinued when either principal or interest becomes 90 days past due or when the full timely collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off and accretion of the net deferred loan origination fees cease. The loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status.

The Company also provides for a general allowance for loan losses on its receivables from Financial Advisors based on historical collection experience.  Additionally, when the Financial Advisor is no longer associated with the Company and it is determined that it is probable that the amount will not be collected, the Company provides for a specific allowance on the receivable. The Company also provides an allowance for loss on other receivables as soon as it is determined that the amount is not entirely collectible.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned transactions are reported as collateralized financings and recorded at the amount of collateral advanced or received.  Securities borrowed transactions generally require the Company to deposit cash with the lender.  With respect to securities loaned, the Company generally receives collateral in the form of cash in an amount in excess of the market value of securities loaned.  The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation.  Depreciation of assets is primarily provided for using the straight-line method over the estimated useful lives of the assets, which range from two to five years for software, furniture and equipment and fifteen to thirty-one years for buildings and land improvements.  Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized.  Other expenditures for repairs and maintenance are charged to operations in the period incurred.  Gains and losses on disposals of property and equipment are reflected in income in the period realized.

Goodwill

Goodwill is stated at cost less the accumulated amortization recorded through September 28, 2001.  The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of September 29, 2001.  In accordance with SFAS No. 142 goodwill is not amortized, instead it is reviewed, on at least an annual basis, for impairment.  Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.  When available, the Company uses current, comparable transactions to estimate the fair value of the respective reporting units.  The company calculates an estimated fair value based on multiples of revenues, earnings, and book value of the comparable transactions.  However, when such comparable transactions are not available or may have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units.  The effect of any impairment is recorded in earnings in the period it is determined.  Prior to fiscal 2002, goodwill was amortized on a straight-line basis over fifteen years and assessed annually using a discounted cash flow model.

Exchange Memberships

Exchange memberships are carried at cost or, if an “other than temporary” impairment in value has occurred, at a value that reflects management's estimate of the impairment.  In the first quarter of the fiscal year, the Company sold its shares in the Toronto Stock Exchange for a realized gain of $5,300,000.  The remaining membership interests, which are included in prepaid expenses and other assets at a cost of $3,389,000 and $2,878,000 at September 26, 2003, and September 27, 2002, respectively, had an aggregate determinable market value of $6,323,000 and $11,485,000 at September 26, 2003, and September 27, 2002, respectively.  The market value of the exchange memberships is determined based on the last reported sale.

Legal Reserves

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

Commitments and Contingencies

The Company recognizes liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  When a range of probable loss can be estimated, the Company accrues the most likely amount, or at least the minimum of the range of probable loss.

Stock Compensation

At September 26, 2003, the Company had nine stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to the Consolidated Financial Statements.  Prior to fiscal 2003, the Company accounted for those plans under the recognition and measurement provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation”.  In accordance with APB No. 25, stock-based employee compensation expense related to stock options was not reflected in net income for fiscal year 2002 or 2001, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective September 28, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123.  Under the modified prospective method of adoption selected by the Company within the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the recognition of compensation cost in fiscal 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied since the date of grant for all outstanding options.  Results for prior years have not been restated.  See Note 12, “Employee Benefit Plans”, for a tabular presentation that illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

Compensation expense is recognized immediately for restricted stock units for which future service is not a required condition to the delivery of the underlying shares of common stock.  For restricted stock units with future service requirements, compensation expense is recognized over the relevant vesting period.

Derivative Financial Instruments

The Company makes limited use of derivative financial instruments. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, while others are used to economically hedge fixed income inventories.  On September 30, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities.  This statement establishes standards for designating a derivative as a hedge.  Derivatives in a broker-dealer or derivatives that do not meet the criteria for designation as a hedge are accounted for as trading account assets.

To manage interest rate exposures, RJBank uses interest rate swaps.  Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principal amount.  RJBank specifically designates interest rate swaps as hedges of the variability in interest rates on the deposit base utilized to fund the purchase of loan pools that initially carry a fixed rate, and recognizes interest differentials as adjustments to net interest income in the period they occur.

All derivative instruments are recognized on the balance sheet at their fair value.  On the date the derivative contract is entered into, RJBank designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability ("cash flow hedge”).  RJBank formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash flow hedges to specific liabilities on the balance sheet.  RJBank also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

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

RJBank discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is dedesignated as a hedging instrument, because management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value in the statement of financial condition, and recognizes any changes in its fair value in earnings.

The Company also uses interest rate swaps to economically hedge certain fixed income inventory positions. The economically hedged positions and the swaps are marked to market with the gain or loss recorded in income for the period. In addition to these economic hedging transactions the Company enters into swaps with some of its institutional customers.  The Company's management performs evaluations of its potential interest rate risk, including an exposure analysis on municipal bond inventories.

Foreign Currency Translation

The Company consolidates its foreign subsidiaries and joint ventures.  The statement of financial condition of the subsidiaries and joint ventures are translated at exchange rates as of the period end.  The statements of operations are translated at an average exchange rate for the period.  The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in shareholders' equity as a component of accumulated other comprehensive income.

Income Taxes

The Company utilizes the asset and liability approach defined in SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement amounts and the tax bases of assets and liabilities.

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

NOTE 2 - RECEIVABLES FROM AND PAYABLES TO CLIENTS:

Receivables from Clients

Receivables from clients include amounts arising from normal cash and margin transactions, bank loans receivable, and fees receivable.  Margin receivables are collateralized by securities owned by brokerage clients, while bank loans are collateralized by first or second mortgage on residential property, real property, or the general assets of the borrower.  Such collateral is not reflected in the accompanying consolidated financial statements.  The amount receivable from clients at September 26, 2003 and September 27, 2002 is as follows (in 000's):

	September 26, 2003	September 27, 2002

Client receivables - gross (1)	$ 1,661,032	$ 1,531,512
Allowance for loan losses and doubtful accounts	(8,814)	(15,688)

Client receivables - net	$ 1,652,218	$ 1,515,824

(1) Includes loans available for sale by RJBank of $1,038 and $1,639 at September 26, 2003 and September 27, 2002, respectively.

The following table provides a summary of RJBank's loans receivable (included within client receivables above) at September 26, 2003 and September 27, 2002 (in 000's):

	September 26,	September 27,
	2003	2002

Residential mortgage loans	$ 388,298	$ 337,597
Commercial loans	174,939	152,146
Consumer loans	2,038	2,930

	565,275	492,673

Allowance for loan losses	(5,910)	(5,109)
Purchase premium	1,838	1,527
Purchase discount	(826)	(100)
Deferred origination fees and costs, net	256	706

	$ 560,633	$ 489,697

Changes in the allowance for loan losses at RJBank for the years ended September 30, 2003 and 2002, are as follows (in 000's):

	September 26,	September 27,
	2003	2002

Balance, beginning of year	$ 5,109	$ 4,014
Provision charged to operations	801	1,417
Charge-offs	-	(322)

Balance, end of year	$ 5,910	$ 5,109

The average balance of impaired loans at September 26, 2003 and September 27, 2002, along with the related interest income recognized on these loans, was immaterial to the financial statements.

Payables to Clients

Payables to clients include brokerage client funds on deposit awaiting reinvestment and bank savings accounts and certificates of deposit.  The following table presents a summary of client payables at September 26, 2003 and September 27, 2002 (in 000's):

	September 26,		September 27,
	2003		2002

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Brokerage client payables:
Interest bearing	$ 2,844,125	0.60%	$ 2,715,421	1.38%
Non-interest bearing	350,645	-	238,170	-

Total brokerage client payables	3,194,770	0.53%	2,953,591	1.27%

Bank client payables:
Demand deposits - interest bearing	7,040	0.28%	3,675	0.22%
Demand deposits - non-interest bearing	1,342	-	1,842	-
Money market accounts	19,681	0.25%	20,903	0.53%
Savings accounts	645,563	0.32%	673,579	1.00%
Certificate accounts (1)	105,889	4.49%	92,969	4.95%

Total bank client payables	779,515	0.88%	792,968	1.44%

Other client payables - non-interest bearing	9,325	-	1,385	-

Total client payables	$ 3,983,610	0.60%	$ 3,747,944	1.31%

(1) Certificates of deposit in amounts of $100,000 or more at September 26, 2003 and September 27, 2002 were $27,796,089 and $21,222,335, respectively.

Certificate of deposits issued have remaining maturities at September 26, 2003 and September 27, 2002, as follows (in 000's):

	September 26,	September 27,
	2003	2002

Year one	$ 45,691	$ 27,401
Year two	24,259	30,002
Year three	15,147	18,128
Year four	5,800	12,458
Year five and thereafter	14,992	4,980

Total	$105,889	$ 92,969

Interest expense on client accounts is comprised of the following for the years ended September 26, 2003 and September 27, 2002 (in 000's):

	September 26,	September 27,
	2003	2002

Brokerage clients payables	$ 17,685	$ 35,058

Bank clients payables
Demand deposits	9	7
Money market accounts	58	120
Savings accounts	2,472	7,033
Certificate accounts	4,910	5,673

	$ 25,134	$ 47,891

NOTE 3 - SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED (in 000's):

	September 26, 2003		September 27, 2002

		Securities		Securities
		Sold but		Sold but
	Securities	Not yet	Securities	Not yet
	Owned	Purchased	Owned	Purchased

Marketable:
Equities	$ 34,318	$ 36,243	$ 24,230	$ 12,908
Municipal obligations	97,225	5	156,680	173
Corporate obligations	15,728	598	21,490	1,571
Government obligations	24,947	29,008	52,010	24,380
Other	7,495	5,577	24,418	24,364
Non-marketable	2,234	-	458	-

	$181,947	$ 71,431	$279,286	$ 63,396

NOTE 4 - AVAILABLE FOR SALE SECURITIES (in 000's):

The amortized cost and estimated market values of securities available for sale at September 26, 2003 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Mortgage-backed securities	$ 240,873	$ 540	$(201)	$241,212
Municipal bonds	90	-	-	90
Other	3	18	-	21

	$ 240,966	$ 558	$(201)	$241,323

The amortized cost and estimated market values of securities available for sale at September 27, 2002 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Mortgage-backed securities	$ 352,300	$ 881	$ (172)	$ 353,009
Municipal bonds	280	11	-	291
Other	3	14	-	17

	$ 352,583	$ 906	$ (172)	$ 353,317

Proceeds from the sales of securities available for sale were $0 and $65,149,000 for the years ended September 26, 2003 and September 27, 2002, respectively.

NOTE 5 - LEVERAGED LEASES (in 000's):

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta and Continental).  The Company's combined equity investments represented 21% of the aggregate purchase prices; the remaining 79% was funded by public debt issued in the form of equipment trust certificates.  The residual values of the aircrafts at the end of an average lease term of 20 years are projected to be an average of 10% of the original cost.  The leases expire in September 2013 and June 2016, respectively.

	September 26,	September 27,
	2003	2002

Rents receivable (net of principal and
interest on the non-recourse debt)	$ 20,948	$ 21,055
Unguaranteed residual values	10,719	10,719
Unearned income	(6,720)	(6,721)

Investment in leveraged leases	24,947	25,053

Deferred taxes arising from leveraged leases	(28,162)	(28,735)

Net investment in leveraged leases	$ (3,215)	$ (3,682)

NOTE 6 - PROPERTY AND EQUIPMENT (in 000's):

	September 26,	September 27,
	2003	2002

Land	$ 19,244	$ 19,244
Construction in process	23,226	-
Buildings, leasehold and land improvements	89,408	88,888
Furniture, fixtures, and equipment	134,846	129,347

	266,724	237,479
Less: accumulated depreciation
and amortization	(148,439)	(131,702)

	$ 118,285	$ 105,777

NOTE 7 - BORROWINGS:

Borrowings at September 26, 2003 and September 27, 2002 are presented below (in 000's):

	September 26, 2003	September 27, 2002

Short-term Borrowings:
Borrowings on lines of credit (1)	$ 197	$ 2,410

Total short-term borrowings	197	2,410

Long-term Borrowings:
Mortgage note payable (2)	47,013	37,153
Term loan (3)	60,000	50,000
Federal home loan bank advances (4)	60,000	60,000

Total long-term borrowings	167,013	147,153

Total borrowings	$167,210	$149,563

    (1)    The Company and its subsidiaries have drawn against three lines of credit denominated in US dollars and one line of credit denominated in Canadian dollars with an aggregate available balance of $555 million and CDN$40 million, respectively.  The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate.  During fiscal year 2003 interest rates on the lines of credit ranged from 1.52% to 3.50%

    (2)    The mortgage note payable is for the financing of the Company's home office complex.  The Company refinanced its existing mortgage in January 2003 and has committed to borrowing an additional $27,000,000 upon the completion of a fourth headquarters building.  The mortgage bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $41,967,000 at September 26, 2003.

    (3)    The term loan bears interest at LIBOR plus 1.25%.  During fiscal year 2003 interest rates on the term loaned ranged from 2.36% to 3.09%.  The term loan requires that the Company maintain a certain net worth and requires that the Company follow certain other sound business practices.

    (4)    RJBank has $60 million in Federal Home Loan Bank advances outstanding at September 26, 2003, which bear interest at fixed rates ranging from 4.03% to 5.67% and mature between May 2008 and March 2011.  These advances are secured by the pledging of certain available for sale securities owned with a carrying value of approximately $73 million at September 26, 2003.

Long-term borrowings at September 26, 2003, based on their contractual terms, mature as follows (in 000's):

2004	$ 11,384
2005	11,465
2006	41,550
2007	1,641
2008	6,737
2009 and thereafter	94,236

Total	$167,013

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

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding.  At September 26, 2003 and September 27, 2003, RJBank was party to $84.5 millionand $106.5 million, respectively, in notional amount of interest rate swap agreements, and had cash of $5,723,000 and $6,583,000, respectively, pledged as interest-bearing collateral for such agreements.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in RJBank's non-interest income or expense at the end of each hedging period.  When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.  For the years ended September 30, 2003, 2002 and 2001, RJBank recorded $524,800, $497,753 and ($1,206,437), respectively, in income from ineffective cash flow hedges and transition adjustments.

The Company also uses interest rate swaps to economically hedge certain fixed income inventory positions. The economically hedged positions and the swaps are marked to market with the gain or loss recorded in income for the period. In addition to these economic hedging transactions, the Company enters into interest rate swaps with some of its institutional customers.  The Company's management performs evaluations of its potential interest rate risk, including an exposure analysis on municipal bond inventories.

At September 26, 2003 and September 27, 2002, the Company had notional values of $23 million and $79 million in interest rate swaps economically hedging its fixed income-trading inventory, respectively.  The market value of open swap positions at September 26, 2003 and September 27, 2002 was $534,000 and ($961,000), respectively.  In addition, the Company acts as a dealer in swap transactions for customers.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements.  The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements.  The Company may require collateral to support their financial instruments as established by the credit threshold specified by the agreement signed with each counterparty and/or as a result of monitoring the credit standing of the counterparties.

NOTE 9 - FEDERAL AND STATE INCOME TAXES:

The provision (benefit) for income taxes consists of the following (in 000’s):

	Year Ended

	September 26,	September 27,	September 28,
	2003	2002	2001

Current provision:
Federal	$ 57,590	$ 53,985	$ 44,153
State	8,388	10,298	8,427

	65,978	64,283	52,580

Deferred provision (benefit):
Federal	(12,846)	(10,010)	7,571
State	(1,174)	(2,060)	907

	(14,020)	(12,070)	8,478

	$ 51,958	$ 52,213	$ 61,058

The Company's income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following (in 000’s):

	Year Ended

	September 26,	September 27,	September 28,
	2003	2002	2001

Provision calculated at statutory rates	$ 48,643	$ 46,030	$ 55,114
State income taxes, net of federal benefit	4,689	5,355	6,067
Other	(1,374)	828	(123)

	$ 51,958	$ 52,213	$ 61,058

The major deferred tax asset (liability) items, as computed under SFAS 109, are as follows (in 000’s):

	September 26,	September 27,
	2003	2002

Deferred tax assets:
Deferred compensation	$ 38,958	$ 35,030
Capital expenditures	9,533	11,076
Accrued expenses	43,194	30,405
Unrealized (Gain)/Loss	2,043	3,420
Other	2,899	2,538

Total deferred tax assets	96,627	82,469

Deferred tax liabilities:
Aircraft leases	(28,162)	(28,735)

Total deferred tax liabilities	(28,162)	(28,735)

Net deferred tax assets	$ 68,465	$ 53,734

The Company has recorded a deferred tax asset at September 26, 2003 and September 27, 2002.  No valuation allowance as defined by SFAS 109 is required for the years then ended.  Management believes that a valuation allowance is not necessary because it is more likely than not the deferred tax asset is realizable.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

Long-term lease agreements expire at various times through 2009.  Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $20,737,484 in 2004, $16,207,691 in 2005, $12,950,945 in 2006, $10,491,925 in 2007, $7,120,204 in 2008 and $6,767,463 thereafter.  Rental expense incurred under all leases, including equipment under short-term agreements, aggregated $30,657,364, $28,003,000 and $23,981,000 in 2003, 2002 and 2001, respectively.

RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at September 30, 2003 and 2002, are as follows:

	2003	2002

Standby letters of credit	$ 4,740,461	$ 2,074,744
Open end consumer lines of credit	9,757,216	13,081,904
Commercial lines of credit	54,763,973	10,882,482
Unfunded loan commitments - variable	148,071,090	71,560,327
Unfunded loan commitments - fixed	2,687,000	10,045,300

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.  The majority of loan commitments have terms up to one year and have fixed and variable interest rates.

Securities with carrying values of $72,811,246 and $77,205,998 are pledged as collateral with the Federal Home Loan Bank for advances at September 26, 2003 and September 27, 2002, respectively.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998.  The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator.  Expenses of $2,590,000, $2,491,000 and $2,370,300 were recognized in fiscal 2003, 2002 and 2001, respectively.

In the normal course of business, the Company enters into underwriting commitments.  Transactions relating to such commitments that were open at September 26, 2003 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations.  At September 26, 2003 and September 27, 2002, the Company had client margin securities valued at $97,807,000 and $52,873,000, respectively, on deposit with a clearing organization.

The Company also has guaranteed lines of credit for their various foreign joint ventures as follows: four lines of credit totaling $12.5 million in Turkey and one line of credit totaling $1.3 million in Argentina. In addition, the Company has guaranteed the completion of trades with counterparties in Turkey and Argentina not to exceed $23 million.

The Company has committed $28.9 million to 31 independent venture capital limited partnerships, of which $22.5 million has been invested by the Company as of September 26, 2003.  Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $13.8 million.  Of that amount, the Company had invested $8 million as of September 26, 2003.

At September 26, 2003, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of collateral

Securities purchased under agreements to resell	$ 32,525,766
Securities received in securities borrowed vs. cash transactions	1,208,561,967
Collateral received in margin loans	1,072,477,805

Total	$2,313,565,538

During the year certain collateral was repledged.  At September 26, 2003, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of collateral and trading securities

Securities purchased under agreements to resell	$ 32,525,766
Securities received in securities borrowed vs. cash transactions	1,208,561,967
Collateral received in margin loans	214,971,484

Total	$1,456,059,217

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

The Company guarantees certain obligations of subsidiaries as follows: the guarantee of the existing mortgage debt of Raymond James & Associates, Inc. ("RJA") of $47.0 million, the guarantee of the interest rate swap obligations of RJ Capital Services, Inc. (a maximum market exposure of $20 million) and the guarantee of the debt ($191,000 at September 26, 2003) of Raymond James Credit Corporation, Inc., which is secured by securities held as collateral for customer borrowings. The Company has also committed to guarantee debt for a wholly-owned subsidiary, Raymond James Tax Credit Funds, Inc. (“RJ Tax Credit”), of up to $80 million upon request.  RJ Tax Credit may borrow in order to fund the purchase and development of properties qualifying for tax credits, which are then sold to third parties. The commitment expired in November 2003, at which time, any outstanding balance was due and payable.  In November 2004, the Board of Directors renewed the commitment and increased it to $90 million until November 2004.  The borrowings are secured by properties under development.  At September 26, 2003, there are guarantees of $1,148,867 outstanding that relate to borrowings from third parties.  In addition, RJ Tax Credit is committed to purchase and develop properties, subject to due diligence, totaling $43,550,670 and $35,684,830 at September 26, 2003 and September 27, 2002, respectively.  As these obligations are reflected in the Company's consolidated financial statements, these guarantees do not represent any additional exposure to the Company.

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

In March 2003, a joint report was issued by the staff of the SEC, National Association of Securities Dealers ("NASD") and NYSE regarding the results of an "examination sweep" of a sample of broker-dealers that sell mutual funds with front-end sales loads.  The report concluded that many securities firms failed to provide breakpoint discounts in certain instances where customers were eligible to receive them.  Following that report, the NASD required certain member firms to conduct a self-assessment of breakpoint compliance and report the results to the NASD.  The Company was required to participate in this self-assessment program by reviewing a sample of customer transactions during a specified period and reporting results of that self-assessment to the NASD by May 15, 2003.  In compliance with the most recent communication from the NASD the Company has calculated its expected liability for breakpoint discounts that should have been granted to customers.  As of September 26, 2003, the Company has estimated an amount due to customers for breakpoint discounts of $6,875,000, and the Company has estimated an amount expected to be recovered from its Financial Advisors of $3,609,000.

The Company is a defendant or co-defendant in various lawsuits incidental to its securities business.  The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits.  In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be.  In the opinion of the Company's management, based on current available information, review with outside legal counsel, and consideration of amounts provided for with respect to these matters, the ultimate resolution of these matters will not result in a material adverse effect on the consolidated financial position or results of operations of the Company.  However, resolution of one or more of these matters may have a material effect on the results of operations in any future period depending upon the ultimate resolution of these matters and upon the level of income for such period.

NOTE 11 - CAPITAL TRANSACTIONS:

The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for general corporate purposes. During 2003, 1,444,537 shares were repurchased at an average price of $24.90.  At September 26, 2003, pursuant to authorizations from the Board of Directors, 1,433,730 shares were available to be repurchased.

NOTE 12 - EMPLOYEE BENEFIT PLANS:

The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements.  Such benefits become fully vested after seven years of qualified service.  The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually.  The Company's Long Term Incentive Plan (“LTIP”) is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements.  The Company has purchased and holds life insurance on the lives of most of those employees participating in the LTIP, to earn a competitive rate of return for participants and to provide a source of funds available to satisfy its obligations under this plan.  Contributions to the qualified plans and the LTIP contribution for management are made in amounts approved annually by the Board of Directors.  Compensation expense includes aggregate contributions to these plans of $14,431,000, $14,196,000, and $15,345,000 for fiscal years 2003, 2002, and 2001, respectively.

Stock Compensation Plans

At September 26, 2003, the Company has nine stock-based compensation plans, which are described below.  Prior to fiscal 2003, the Company accounted for those plans under the recognition and measurement provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations.  In accordance with APB No. 25, stock-based employee compensation expense related to stock options was not reflected in net income for fiscal year 2002 or 2001, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective September 28, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation”.  Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the recognition of compensation cost in fiscal 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied since the date of grant for all outstanding options.  Results for prior years have not been restated.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

Year ended

	September 26,	September 27,	September 28,
	2003	2002	2001

(in 000's except per share data)

Net income, as reported	$ 86,317	$ 79,303	$ 96,410
Add: Stock-based employee compensation
expense included in reported net income	6,950	-	-

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(6,950)	(3,967)	(2,622)

Pro forma net income	$ 86,317	$ 75,336	$ 93,788

Earnings per share:
Basic - as reported	$ 1.78	$ 1.63	$ 2.02

Basic - pro forma	$ 1.78	$ 1.55	$ 1.97

Diluted - as reported	$ 1.76	$ 1.60	$ 1.98

Diluted - pro forma	$ 1.76	$ 1.52	$ 1.92

These amounts may not be representative of future stock-based compensation expense since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.  The fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in fiscal 2003, 2002 and 2001:

	2003	2002	2001

Dividend Yield	1.10%	1.10%	1.40%
Expected Volatility	43.18%	44.10%	41.50%
Risk-free Interest Rate	2.88%	4.09%	5.18%
Expected Lives	4.73 yrs	4.91 yrs	4.83 yrs

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

As noted above, the Company has three non-qualified fixed stock option plans.  Under the first of those plans, the Company may grant up to 2,278,125 shares of common stock to independent contractor Financial Advisors.  Options are exercisable five years after grant date provided that the Financial Advisors are still associated with the Company. Under the Company's second non-qualified stock option plan, the Company may grant up to 379,688 shares of common stock to the Company's outside directors.  Options vest over a five-year period from grant date provided that the director is still serving on the Board of the Company.  Under the Company's third non-qualified stock option plan, the Company may grant up to 1,125,000 shares of common stock to key management personnel. Option terms are specified in individual agreements and expire on a date no later than the tenth anniversary of the grant date.  Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years.

A summary of the status of the Company's five fixed stock option plans as of September 26, 2003, September 27, 2002, and September 28, 2001 and changes during the years ended on those dates is presented below:

	2003		2002		2001

	Shares	Weighted	Shares	Weighted	Shares	Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price		Price		Price

Outstanding at
beginning of year	3,431,815	$26.79	2,833,094	$22.72	2,800,827	$17.58
Granted	485,750	29.56	1,150,500	31.79	741,198	33.06
Canceled	(197,000)	29.77	(89,189)	27.29	(100,651)	23.47
Exercised	(609,305)	22.17	(462,590)	14.25	(608,280)	11.27

Outstanding at
Yearend	3,111,260	$27.98	3,431,815	$26.79	2,833,094	$22.72

Options exercisable
at yearend	267,643		348,115		490,062
Weighted average
fair value of
options granted
during the year	$ 11.34		$ 12.49		$ 14.00

The following table summarizes information about fixed stock options outstanding at September 26, 2003:

			Options Outstanding			Options Exercisable

Range of			Number	Weighted	Weighted	Number	Weighted
Exercise			Outstanding	Average	Average	Exercisable	Average
Prices			at 9/26/03	Remaining	Exercise	at 9/26/03	Exercise
				Contractual	Price		Price
				Life

$ 0.0000	-	11.5125	0	0.0	$ 0.00	0	$ 0.00
$11.5126	-	15.3500	101,250	1.3	12.61	0	0.00
$15.3501	-	19.1875	291,200	2.0	18.74	36,554	18.47
$19.1876	-	23.0250	479,352	1.5	20.66	159,542	20.68
$23.0251		26.8625	250,983	3.2	25.87	69,347	25.98
$26.8626	-	30.7000	328,075	4.4	28.64	0	0.00
$30.7001	-	34.5375	1,203,100	3.5	31.91	1,200	31.67
$34.5376	-	38.3750	457,300	3.2	35.27	1,000	37.48

			3,111,260	3.0	$27.98	267,643	$21.86

Restricted Stock Plan

Under the 1999 Restricted Stock Plan the Company is authorized to issue up to 1,000,000 restricted shares of common stock to employees and independent contractors.  Awards under this plan may be granted by various departments of the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management growth, and/or profitability of the Company.  These shares are forfeitable in the event of voluntary termination.  The compensation cost is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. As of September 26, 2003, 556,371 shares had been granted at an average market price of $30.56 with a future service period of 5 years.  Expense of $2.0 million, $2.6 million, and $2.2 million was recorded in the years ended September 26, 2003, September 27, 2002 and September 28, 2001, respectively, related to this plan.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan, the Company is authorized to issue up to 1,500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate.  The 2003 Employee Stock Purchase Plan was established to replace the 1998 plan, with substantially the same terms and conditions as those set forth in the 1998 plan.  Under the terms of the Plans, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock.  Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000.  The purchase price of the stock is 85% of the market price on the day prior to the purchase date.  Under the Plan, and its expired predecessor plan, the Company sold 209,596, 208,463, and 179,442 shares to employees in fiscal years 2003, 2002, and 2001, respectively.  The compensation cost is calculated as the value of the 15% discount from market value and was $915,000 for fiscal year 2003.

Stock Bonus Plan

The Company's 1999 Stock Bonus Plan authorizes the Company to issue up to 1,000,000 restricted shares to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000.  Under the plan the restricted stock is granted at a 20% discount in determining the number of shares to be granted and the shares are generally restricted for a three year period, during which time the shares are forfeitable in the event of voluntary termination.  The compensation cost is recognized over the three-year vesting period based on the market value of the shares on the date of grant.  As of September 26, 2003, 344,897 shares had been granted at an average market price of $31.53.  Expense of $3.5 million, $1.3 million, and $810,000 was recorded in the years ended September 26, 2003, September 27, 2002, and September 28, 2001, respectively, related to this plan.

Employee Investment Funds

Certain key employees of the Company participate in the Raymond James Employee Investment Funds I and II, limited partnerships that invest in the merchant banking and venture capital activities of the Company and other unaffiliated venture capital limited partnerships.  The Company makes non-recourse loans to these employees for two thirds of the purchase price per unit.  The loans and applicable interest are to be repaid based on the earnings of the funds.

NOTE 13 - REGULATIONS AND CAPITAL REQUIREMENTS:

The broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.  Raymond James & Associates, Inc. (“RJA”), a member firm of the NYSE, is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which both RJA and RJFS have elected.  It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions.  The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items.  The net capital positions of the Company's broker-dealer subsidiaries were as follows:

	September 26,	September 27,
	2003	2002

Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	31%	31%
Net capital	$ 354,013	$ 316,334
Less: required net capital	(23,206)	(20,159)

Excess net capital	$ 330,807	$ 296,175

In accordance with the Securities and Exchange Commission's no action letter dated November 3, 1998, RJA has agreed to compute a reserve requirement for the proprietary accounts of introductory firms.  As of September 26, 2003 and September 27, 2002, RJA's deposit requirements were $511,000 and $374,000, respectively.

RJFS elected the alternative net capital requirement beginning for the month-ended September 26, 2003, at which time RJFS had zero Aggregate Debit Items and therefore the minimum net capital of $250,000 was applied.  The net capital position of RJFS at September 26, 2003 was as follows:

September 26,
2003

Raymond James Financial Services, Inc.:	(in 000's)
(alternative method elected)
Net capital	$ 18,837
Less: required net capital	(250)

Excess net capital	$ 18,587

Prior to September 26, 2003, RJFS calculated its net capital position based on the ratio of aggregate indebtedness to net capital.  At September 27, 2002, the net capital position of RJFS was as follows:

September 27,
2002

($ in 000's)
Raymond James Financial Services, Inc.:
Ratio of aggregate indebtedness to net capital	1.55
Net capital	$ 30,213
Less: required net capital	(3,122)

Excess net capital	$ 27,091

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties.   This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA.  Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System.  The Company was not in Early Warning level 1 or level 2 at September 30, 2003 or 2002.

The Risk Adjusted Capital of RJ Ltd. was CDN$11,337,000 and CDN$23,742,000 at September 30, 2003 and September 30, 2002, respectively.

RJBank is subject to various regulatory and capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of September 26, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2003, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2003:
Total capital (to
risk-weighted assets)	$ 77,291,000	16.8%	$ 36,756,000	8.0%	$ 45,945,000	10.0%
Tier I capital (to
risk-weighted assets)	72,182,000	15.7%	18,378,000	4.0%	27,567,000	6.0%
Tier I capital (to
average assets)	72,182,000	7.9%	36,556,000	4.0%	45,695,000	5.0%

As of September 30, 2002:
Total capital (to
risk-weighted assets)	$ 70,259,000	20.3%	$ 27,744,000	8.0%	$ 34,680,000	10.0%
Tier I capital (to
risk-weighted assets)	65,924,000	19.0%	13,872,000	4.0%	20,808,000	6.0%
Tier I capital (to
average assets)	65,924,000	7.1%	36,959,000	4.0%	46,199,000	5.0%

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

The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another.  Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions.  The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis.  The market value of securities borrowed and securities loaned was $1,159,128,000 and $1,171,345,000, respectively, at September 26, 2003 and $738,697,000 and $791,584,000, respectively, at September 27, 2002.  Additional cash is obtained as necessary to ensure such transactions are adequately collateralized.  If another party to the transaction fails to perform as agreed (for example failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

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

The Company has sold securities that it does not currently own, and will therefore, be obligated to purchase such securities at a future date. The Company has recorded $71 million and $63 million at September 26, 2003 and September 27, 2002, respectively, which represents the market value of the related securities at such dates. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal yearend. The Company utilizes short government obligations and equity securities to hedge long proprietary inventory positions.  At September 26, 2003, the Company had $24,216,000 in short government obligations and $11,846,000 in short equity securities, which represented hedge positions.  At September 27, 2002, the Company had $19,882,000 in short government obligations and $9,336,000 in short equity securities which represented hedge positions.

The Company enters into security transactions involving forward settlement. The Company has recorded transactions with contract values of $2,047,082,000 and $379,883,000 and market values of $2,222,522,000 and $381,868,000 as of September 26, 2003 and September 27, 2002, respectively. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument.  The Company's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

NOTE 15 – EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share (in 000”s except per share amounts):

	Year Ended

	September 26,	September 27,	September 28,
	2003	2002	2001

Net income	$ 86,317	$ 79,303	$ 96,410

Weighted average common shares
outstanding during the period	48,549	48,674	47,663

Additional shares assuming
Exercise of stock options (1)	437	655	836
Issuance of contingent exchangeable shares (2)	-	300	300

Weighted average diluted common
shares (1)	48,986	49,629	48,799

Net income per share - basic	$ 1.78	$ 1.63	$ 2.02

Net income per share - diluted (1)	$ 1.76	$ 1.60	$ 1.98

Securities excluded from weighted average
common shares because their effect
would be antidulitive	1,621	1,235	278

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

NOTE 16 - SEGMENT ANALYSIS:

The Company currently operates through the following five business segments: Private Client Group, Capital Markets, Asset Management, RJBank, and Other.  The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how the Company assesses performance and determines how to allocate resources throughout the Company and its subsidiaries.  The financial results of the Company's segments are presented using the same policies as those described in Note 1, ”Summary of Significant Accounting Policies”.  Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments.

The Private Client Group segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the U.S., Canada and the U.K.  These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their clients.  The segment includes net interest earnings/expense on client margin loans and cash balances.  Additionally, this segment includes the correspondent clearing services that the Company provides to other broker-dealer firms.

The Capital Markets segment includes institutional sales and trading in the U.S., Canada and Europe. It provides securities brokerage services, as well as trading and research services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products.  This segment also includes the Company's management of and participation in underwritings, merger and acquisition services, public finance activities, and Raymond James Tax Credit Funds.

The Asset Management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management, Inc., and the Raymond James & Associates asset management services division, mutual fund management by Heritage Asset Management, Inc., private equity management by Raymond James Capital, Inc. and Raymond James Ventures, LLC and the trust services of Raymond James Trust Company and Raymond James Trust Company West.  In addition to the asset management services noted above, this segment also offers fee-based programs to clients who have contracted for portfolio management services from outside money managers.

Raymond James Bank, FSB, is a separate segment, which provides residential, consumer, and commercial loans, as well as FDIC-insured deposit accounts to clients of the Company's broker-dealer subsidiaries and to the general public

The Other segment includes the Company's security lending business and the activities of the consolidated foreign joint ventures in emerging market countries.

In the current year the Company modified the method used to allocate certain corporate compensation costs to the segments consistent with the approach used internally by management in evaluating the segments .  Prior years results have been adjusted to reflect the current management allocation methodology.

Information concerning operations in the Company's segments is as follows:

	Year ended

	September 26,	September 27,	September 28,
	2003	2002	2001

Revenues:(000's)
Private Client Group	$ 994,815	$ 991,158	$1,099,164
Capital Markets	330,966	332,346	286,991
Asset Management	123,647	129,731	135,981
RJBank	28,699	31,056	48,880
Other	19,444	33,132	99,974

Total

$1,497,571

$1,517,423

$1,670,990

Pre-tax Income:(000's)

Private Client Group	$ 73,440	$ 72,494	$ 121,230
Capital Markets	37,532	38,032	5,217
Asset Management	18,730	20,257	24,099
RJBank	10,182	7,188	5,661
Other	(1,609)	(6,455)	1,261*

Total	$ 138,275	$ 131,516	$ 157,468

*   Includes the $15.8 million reversal of excess legal reserves upon settlement of the Corporex case.

The following table presents the Company's total assets on a segment basis (information on assets by segment was not available as of September 28, 2001):

	September 26,	September 27,
	2003	2002

Total Assets:(000's)

Private Client Group *	$3,713,602	$3,489,955
Capital Markets **	621,068	441,181
Asset Management	56,563	57,483
RJBank	911,211	922,829
Other***	1,609,194	1,128,855

Total	$ 6,911,638	$ 6,040,303

*   Includes $46 million of goodwill allocated pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets".
**  Includes $17 million of goodwill allocated pursuant to SFAS No. 142.
*** Includes stock borrowed balance of $1,208,562 and $776,386 at September 26, 2003 and September 27, 2002, respectively.

The Company has operations in the U.S., Canada, Europe and consolidated joint ventures in India, France, Turkey, and Argentina.  Substantially all long-lived assets are located in the U.S.  The following table presents revenues by country for the years indicated:

	Year ended

	September 26,	September 27,	September 28,
	2003	2002	2001

Revenue:(000's)
United States	$ 1,369,131	$ 1,392,255	$ 1,541,613
Canada	85,538	83,625	69,570
Europe	24,633	24,874	44,789
Other	18,269	16,669	15,018

Total	$ 1,497,571	$ 1,517,423	$ 1,670,990

While the dollar amount invested in emerging market joint ventures is only $4.7 million, these investments carry greater risk than amounts invested in developed markets.

NOTE 17 - ACQUISITION OF GOEPEL McDERMID INC.:

Effective January 1, 2001, the Company purchased 100% of Goepel McDermid Inc., a Canadian broker-dealer, for $78 million plus the establishment of CDN$ 17.5 million in deferred compensation.  The $78 million consisted of $48 million in cash and one million shares of Goepel McDermid exchangeable for RJF common stock.  Under the terms of the acquisition agreement, the exchangeable shares have dividend rights equivalent to those of common shares. Approximately 30% of the exchangeable shares were restricted for a two-year period and were included in the liability section of the consolidated statement of financial condition at September 27, 2002 and September 28, 2001.  During the second quarter of 2003 the restriction lapsed and those exchangeable shares previously included in the liability section were reclassified to the shareholders' equity section of the Consolidated Statement of Financial Condition.  All exchangeable shares included in the shareholders' equity section may be exchanged for RJF common stock on a one-for-one basis at any time.

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

The unaudited pro forma results of operations as though Goepel McDermid Inc. had been acquired as of the beginning of fiscal 2001 are as follows (in 000’s, except per share amounts):

Year Ended
Sept. 28, 2001

Revenues	$1,678,465
Net Income	$ 96,101
Net income per share:
Basic	$ 2.02
Diluted	$ 1.97

NOTE 18 - SUBSEQUENT EVENT:

On November 4, 2003, the Company was advised by the NASD that it is required to review all sales of Class A load mutual fund shares since January 1, 2001, and refund to customers any overcharge arising from the failure to afford applicable discounts.  The Company had determined to undertake such a review prior to receiving the NASD notice.   The Company has also been directed by the NASD to send notice by January 15, 2004 to all customers who made purchases of such shares since January 1, 1999 that they may be entitled to similar refunds.   The Company and has made provision in its financial statements reflecting an estimate of the probable impact of making these refunds.

On November 5, 2003, the Company was advised by the staff of the SEC and the staff of the NASD that they have preliminarily determined to recommend an enforcement action against RJA and RJFS arising from the failure to afford appropriate discounts to customers in connection with these mutual fund transactions.  While the Company is unable to predict at this time the outcome of this matter, and accordingly has not provided for the outcome in its financial statements, the resolution of this matter could result in a penalty that could be as much as $6.5 million, which could be material to the Company’s operating results.  The Company intends to discuss this matter with the SEC as soon as practicable and has not currently reached a resolution to this matter.

*****

QUARTERLY FINANCIAL INFORMATION

2003	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

	(In 000's, except per share data)

Revenues	$ 344,608	$ 350,497	$ 389,767	$ 412,699
Expenses	321,243	326,226	351,623	360,204
Income before income taxes	23,365	24,271	38,144	52,495
Net income(1)	14,428	15,194	23,562	33,134
Net income per share - basic	.30	.31	.49	.68
Net income per share - diluted(1)	.29	.31	.48	.67
Dividends declared per share	.09	.09	.09	.09

2002	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

	(In 000's, except per share data)

Revenues	$ 364,136	$ 381,014	$ 388,123	$ 384,150
Expenses	334,754	350,325	354,184	346,644
Income before income taxes(1)	29,382	30,688	33,939	37,506
Net income	18,098	18,817	20,393	21,995
Net income per share - basic	.37	.39	.42	.45
Net income per share - diluted	.37	.38	.41	.44
Dividends declared per share	.09	.09	.09	.09

    (1)    Due to rounding the quarterly results do not add to the total for the year.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (including its significant subsidiaries) who are not Directors of the registrant are as follows:

Jennifer C. Ackart	39	Controller and Chief Accounting Officer.

Barry S. Augenbraun	64	Senior Vice President and Corporate Secretary

Richard G. Averitt, III	58	Chairman and CEO - Raymond James Financial Services, Inc.

Tim Eitel	54	Chief Information Officer - Raymond James & Associates

Thomas S. Franke	62	Vice Chairman - RJF

Jeffrey P. Julien	47	Senior Vice President - Finance and Chief Financial Officer, Director and/or officer of several RJF subsidiaries.

Richard K. Riess	54	Executive Vice President - RJF,
		CEO and Director of both Eagle and Heritage.

Van C. Sayler	48	Senior Vice President - Fixed Income Raymond James & Associates.

Robert F. Shuck	66	Vice Chairman - RJF

Thomas R. Tremaine	47	Executive Vice President - Operations and Administration Raymond James & Associates

Jeffrey E. Trocin	44	Executive Vice President - Equity Capital Markets Raymond James & Associates

Dennis W. Zank	49	President - Raymond James & Associates

The information required by Item 10 relating to Directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the 2003 Annual Meeting of Shareholders.  Such proxy statement will be filed with the SEC prior to January 20, 2004.

ITEMS 11,12 AND 13.

The information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders.  Such proxy statement will be filed with the SEC prior to January 20, 2004.

ITEM 14.  PRINCIPAL ACCOUNTING FEES & SERVICES

The aggregate fees billed by the Company's principal accounting firm, KPMG LLP, for professional services rendered for the audit of the annual consolidated and other subsidiaries' financial statements and review of financial statements included in the Company's quarterly reports on Form 10-q for the years ended September 26, 2003 and September 27, 2002 were $725,322 and $631,778, respectively.

Audit Related Fees

The Company's principal accounting firm is providing ongoing services related to the review of the Company's documentation of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act.  The Audit Committee approved fees of $84,000, of which $15,000 were paid in fiscal 2003.  KPMG performed the audits for four qualified benefit plans for which the fees were $23,571.  In addition, the Company's principal accounting firm has been engaged to review a proposed amalgamation (merger) of three Canadian subsidiaries.  The approved fees were $16,500, none of which were paid in fiscal 2003.

Tax

During fiscal 2003 and 2002, KPMG LLP undertook the following tax engagements for the Company, for which they billed the amounts indicated.

	Fiscal Year Ended

	2003		2002

US federal tax advice	-		23,000
State tax services	129,682	*	610,085	*
Canadian tax advice	28,494		88,026
Canadian entity tax returns	18,466		12,197
US tax reporting	6,000		6,000

*   Of these amounts $129,682 and $600,000 represent fees paid for a state income tax review project, pursuant to which the Company has filed for approximately $3.9 million in refunds and received $3.5 million to date.  The total fee for this project will be based on the amount of refunds ultimately received by the Company and sustained against challenge, if any.  The Company engaged KPMG LLP to perform this project in January 2002, prior to the passage of Sarbanes Oxley.

Other Fees

During fiscal 2003 KPMG reviewed other compensation plans for fees totaling $7,200.

KPMG LLP did not provide services related to financial information systems design or implementation in 2003.

The Company's Audit Committee Charter requires that the Committee approve the engagement of the principal auditing firm prior to the rendering of any audit or non-audit services.  During fiscal 2003, 100% of the audit related and other fees and 75% of the tax fees were pre-approved by the Audit Committee; the other tax fees were subsequently approved under the "de minimis" standard of the Sarbanes-Oxley Act.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits and financial statement schedules.

1. Financial Statements	PAGE(S)

Report of Independent Auditors	31

Consolidated Statement of Financial Condition as of September 26, 2003 and September 27, 2002	32

Consolidated Statement of Operations and Comprehensive Income for the Three Years Ended
September 26, 2003	33

Consolidated Statement of Changes in Shareholders' Equity for the Three Years Ended
September 26, 2003	34

Consolidated Statement of Cash Flows for the Three Years Ended September 26, 2003	35

Notes to Consolidated Financial Statements	37

3. Exhibits

3.1

Amended and restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State Florida on March 21, 2001, incorporated by reference to Exhibit 3.1 as filed with Form 10-K on December 21, 2001.

3.2	Amended and restated By-Laws of the Company, incorporated by reference to Exhibit 3 as filed with Form 10-Q on February 9, 1998.

3.2.1	Amended Article IV Section 8 of the By-Laws approved on November 29, 2000 incorporated by reference to Exhibit 3 as filed with Form 10-K on December 22, 2000.

3.2.2	Amended Article IV Section 2 of the By-Laws approved on February 9, 2001, incorporated by reference to Exhibit 3.2.2 as filed with Form 10-K on December 21, 2001.

3.2.3	Amended Article VII, Section I of the By-Laws approved on February 14, 2003 incorporated by reference to Exhibit 3 filed with Form 10-Q on May 9, 2003.

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

10.4	Purchase agreement between BANK ONE CORPORATION as seller, and Raymond James Financial, Inc., incorporated by reference to Exhibit 10 as filed with the Company's Form 10-Q on May 7, 1999.

10.5	Term Credit Agreement for $50 million dated as of October 26, 1999, incorporated by reference to Exhibit 10.8 as filed with Form 10-K on December 22, 1999.

10.6	Revolving Credit Agreement for $100 million dated as of October 26, 1999, incorporated by reference to Exhibit 10.9 as filed with Form 10-K on December 22, 1999.

10.7

Waiver and Amendment No. 1 to the Term Credit Agreement (dated as of October 26, 1999) and the Revolving Credit Agreement (dated as of October 26, 1999) dated as of October 13, 2000, incorporated by reference to Exhibit 10.11 as filed with Form 10-K on December 22, 2000.

10.8	Amendment No. 2 to the Revolving Credit Agreement (dated as of October 26, 1999) dated as of October 24, 2000, incorporated by reference to Exhibit 10.11 as filed with Form 10-K on December 22, 2000.

10.9	Amendment No. 2 to the Term Credit Agreement (dated as of October 26, 1999) dated as of October 24, 2001, incorporated by reference to Exhibit 10.11 as filed with Form 10-K on December 21, 2001.

10.10	Amendment No. 3 to the Revolving Credit Agreement (dated as of October 26, 1999) dated as of May 24, 2001, incorporated by reference to Exhibit 10.11 as filed with Form 10-K on December 21, 2001.

10.11	Amendment No. 4 to the Revolving Credit Agreement (dated as of October 26, 1999) dated as of October 23, 2001, incorporated by reference to Exhibit 10.11 as filed with Form 10-K on December 21, 2001.

10.12	Amendment No. 3 to the Term Credit Agreement (dated as of October 26, 1999) dated as of October 22, 2002, incorporated by reference to Exhibit 10.5 as filed with Form 10-K on December 23, 2002.

10.13	Amendment No. 5 to the Revolving Credit Agreement (dated as of October 26, 1999) dated as of October 21, 2002, incorporated by reference to Exhibit 10.6 as filed with Form 10-K on December 23, 2002.

10.14	Amendment No. 4 to the Term Credit Agreement (dated as of October 26, 1999) dated as of October 17, 2003.

10.15	Amendment No. 6 to the Revolving Credit Agreement (dated as of October 26, 1999) dated as of October 17, 2003.

10.16

Arrangement Agreement between Goepel McDermid Inc. as seller, and Raymond James Holdings (Canada), Inc. incorporated by reference to Exhibit 10 to Registration Statement on Form S-3 filed on December 14, 2000.

10.17	Mortgage Agreement for $75 million dated as of December 13, 2002 incorporated by reference to Exhibit No. 10 as filed with form 10-K on December 23, 2002.

10.18

Raymond James Financial, Inc.'s Stock Option Plan for Key Management Personnel effective November 21, 1996, incorporated by reference to Exhibit 4.1 to Registration Statement Form S-8, No. 333-103277, filed February 18, 2003.

10.19	Raymond James Financial, Inc. 2003 Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement Form S-*, No. 333-103280, filed February 18, 2003.

11	Computation of Earnings per Share is set forth in Note 15 of the Notes to the Consolidated Financial Statements in this Form 10-K

21	List of Subsidiaries

23	Consent of Independent Auditors

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99A.1	Charter of Corporate Governance, Nomination and Compensation Committee of the Board of Directors as revised on December 4, 2003.

99B.1	Corporate Governance Principles as revised by the Board of Directors on December 4, 2003.

All schedules and exhibits not included are not applicable, not required or would contain information which is included in the Consolidated Financial Statements, Summary of Significant Accounting Policies, or the Notes to the Consolidated Financial Statements.

During the year the Company filed the following Current Reports on Form 8-K

(i)      Current Report on Form 8-K dated November 14, 2003 and filed on November 17, 2003, pertaining to a press release announcing communication from the SEC, NASD, and NYSE concerning mutual fund commission discounts.

(ii)      Current Report on Form 8-K dated October 21, 2003 and filed on October 22, 2003, pertaining to the Company's results of operations for the quarter ended September 26, 2003.

(iii)     Current Report on Form 8-K dated August 28, 2003 and filed on September 03, 2003, pertaining to the Board of Directors of the Raymond James Financial, Inc. approval of the following documents:

- Charter of the corporate governance, nominating and compensation committee,
- Raymond James Financial, Inc. corporate governance principles
- Raymond James Financial, Inc. Code of Ethics for Senior Financial Officers

(iv)     Current Report on Form 8-K dated July 16, 2003 and filed on July 17, 2003, pertaining to the Company's results of operations for the quarter ended June 27, 2003.

(v)      Current Report on Form 8-K dated and filed on May 30, 2003, announcing its regular quarterly dividend on its outstanding shares of common stock and the election of Hardwick (Wick) Simmons and H. William Habermeyer Jr. to the Raymond James Financial Board of Directors.

(vi)     Current Report on Form 8-K dated and filed on April 16, 2003, pertaining to the Company's results of operations for the quarter ended March 28, 2003.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 19th day of December, 2003.

RAYMOND JAMES FINANCIAL, INC.
By /s/ THOMAS A. JAMES
Thomas A. James, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. JAMES	Chairman and Chief	December 19, 2003
Thomas A. James	Executive Officer

/s/ CHET B. HELCK	President and Chief Operating Officer	December 19, 2003
Chet B. Helck

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	December 19, 2003
Francis S. Godbold

/s/ JEFFREY P. JULIEN	Senior Vice President - Finance	December 19, 2003
Jeffrey P. Julien	and Chief Financial Officer

/s/ JENNIFER C. ACKART	Controller and Chief Accounting Officer	December 19, 2003
Jennifer C. Ackart

/s/ ANGELA M. BIEVER	Director	December 19, 2003
Angela M. Biever

/s/ JONATHAN A. BULKLEY	Director	December 19, 2003
Jonathan A. Bulkley

/s/ H. WILLIAM HABERMEYER	Director	December 19, 2003
H. William Habermeyer

/s/ HARVARD H. HILL, JR.	Director	December 19, 2003
Harvard H. Hill, Jr.

/s/ PAUL W. MARSHALL	Director	December 19, 2003
Paul W. Marshall

/s/ KENNETH A. SHIELDS	Director	December 19, 2003
Kenneth A. Shields

/s/ HARDWICK SIMMONS	Director	December 19, 2003
Hardwick Simmons

 EXHIBIT INDEX

Exhibit	Description
10.14	Amendment No. 4 to the Term Credit Agreement

10.15	Amendment No. 6 to the Revolving Credit

21	Registrant's Subsidiaries

23	Independent Auditor's Consent

31.1	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99A	Charter of Corporate Governance, Nomination and Compensation Committee of the Board of Directors as revised on December 4, 2002

99B	Corporate Governance Principles as revised by the Board of Directors on December 4, 2003

EXHIBIT 21

RAYMOND JAMES FINANCIAL, INC.

LIST OF SUBSIDIARIES

The following listing includes all of the registrant's subsidiaries, which are included in the consolidated financial statements:

	Place of	Subsidiary or
Name of Company	Incorporation	Joint Venture of

Raymond James & Associates, Inc. (“RJA”)	Florida	Raymond James
Financial, Inc. (“RJF”)
ASK-Raymond James Securities India Ltd.	India	HIL
Awad & Associates, Inc.	Florida	RJF
Awad Asset Management, Inc.	Florida	RJF
Ballast Point Venture Partners, LLC	Florida	RJF
Canada Inc. 3814041	Canada	RJF
EA Management I, LLC	Florida	RJF
EB Management I LLC	Florida	RJF
Eagle Asset Management, Inc.	Florida	RJF
Gateway Assignor Corporation, Inc.	Florida	RJF
Geovest Energy, Inc.	Florida	RJF
Heritage Asset Management, Inc.	Florida	RJF
Heritage Fund Distributors, LLC	Florida	RJF
Heritage International, Ltd. (“HIL”)	Mauritius	RJIH
Investment Management & Research, Inc.	Florida	RJF
IT Asset Management	France	RJAMI
Nova Scotia 3051862	Canada	RJ Canada, Inc.
Nova Scotia 3051863	Canada	Nova Scotia 3051862
PCA Insurance Agency of Michigan, Inc.	Florida	PCA
PCAF, Inc.	Florida	PCA
Planning Corporation of America (“PCA”)	Florida	RJA
Raymond James Holdings (Canada), Inc. ("RJ Holdings")	Canada	RJF
Raymond James Argentina Sociedad De Bolsa, S.A.	Argentina	RJSAH
Raymond James Asset Management Int'l., S.A. (“RJAMI”)	France	RJIH
Raymond James Bank, FSB	Florida	RJF
Raymond James Capital, Inc.	Delaware	RJF
Raymond James Capital Partners LP	Florida	RJF
Raymond James Credit Corporation	Delaware	RJF
Raymond James Dublin, Ltd.	Ireland	RJIH
Raymond James European Holdings, Inc. (“RJEH”)	Florida	RJIH
Raymond James Financial International, Ltd.	United Kingdom	RJIH
Raymond James Financial Services, Inc.	Florida	RJF
Raymond James Geneva, S.A.	Switzerland	RJF
Raymond James Global Securities Limited	British Virgin Isles ("BVI")	RJIH
Raymond James International Holdings, Inc. (“RJIH”)	Delaware	RJF
Raymond James Investment Services Ltd.	United Kingdom	Killik
Raymond James Killik (Holdings) Ltd. ("Killik")	United Kingdom	RJF
Raymond James Latin American Advisors Limited	BVI	RJSAH
Raymond James Ltd. ("RJ Ltd.")	Canada	RJ Holdings
Raymond James Partners, Inc.	Florida	RJF
Raymond James Patrimoine S.A.S.	France	RJIH
Raymond James Securities Turkey	Turkey	RJEH
Raymond James South American Holdings, Inc. (“RJSAH”)	Florida	RJIH
Raymond James Tax Credit Funds, Inc.	Florida	RJF
Raymond James Trust Company	Florida	RJF
Raymond James Trust Company West	Washington	RJF
RJ Canada LP	Alberta	Nova Scotia 3051863
RJ Canada, Inc. (USA)	Florida	RJF
RJ Capital Partners, LP	Florida	RJC
RJ Capital Services, Inc.	Delaware	RJF
RJ Communication, Inc.	Florida	RJF
RJ Equities, Inc.	Florida	RJF
RJ Equities-2, Inc.	Florida	RJF
RJ Government Securities, Inc.	Florida	RJF
RJ Health Properties, Inc.	Florida	RJF
RJ Leasing, Inc.	Florida	RJF
RJ Leasing-2, Inc.	Florida	RJ Leasing, Inc.
RJ Medical Investors, Inc.	Florida	RJF
RJ Mortgage Acceptance Corporation	Delaware	RJF
RJ Partners, Inc.	Florida	RJF
RJ Properties, Inc. (“RJP”)	Florida	RJF
RJ Realty, Inc.	Florida	RJF
RJ Specialist Corp.	Florida	RJF
RJ Structured Finance, Inc.	Delaware	RJF
RJ Ventures LLC	Florida	RJF
RJC Partners, Inc.	Florida	RJF
RJEIF, Inc.	Delaware	RJF
Robert Thomas Securities, Inc.	Florida	RJF
Value Partners, Inc.	Florida	RJF

EXHIBIT 23

Independent Auditors' Consent

To the Shareholders and Board of Directors

of Raymond James Financial, Inc.:

We consent to the incorporation by reference in registration statements (No. 333-68821, 333-59449, 333-74716, 333-103280, 333-103277 and 333-98537) on Form S-8 and (No. 333-51840) on Form S-3 of Raymond James Financial, Inc. and Subsidiaries of our report dated October 21, 2003, except as to Note 18, which is as of December 19, 2003, relating to the consolidated statements of financial condition of Raymond James Financial, Inc. and Subsidiaries as of September 26, 2003 and September 27, 2002, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended September 26, 2003, which report appears in the September 26, 2003, annual report on Form 10-K of Raymond James Financial, Inc.

KPMG LLP

Tampa, Florida

December 19, 2003

EXHIBIT 31.1

CERTIFICATIONS

I, Thomas A. James, certify that:

1.  I have reviewed this report on Form 10-K of Raymond James Financial, Inc;

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

Date: December 19, 2003

/s/ THOMAS A. JAMES
Thomas A. James
Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Jeffrey P. Julien, certify that:

1.  I have reviewed this report on Form 10-K of Raymond James Financial, Inc;

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

Date: December 19, 2003

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

We hereby certify to the best of our knowledge that the Annual Report on Form 10-K of Raymond James Financial Inc. for the year ended September 26, 2003 containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

      /s/ Thomas A. James
      Thomas A. James
      Chief Executive Officer

      /s/ Jeffrey P. Julien
      Jeffrey P. Julien
      Chief Financial Officer

EXHIBIT 10.14

AMENDMENT NO. 4 TO TERM CREDIT AGREEMENT

This AMENDMENT NO. 4 TO TERM CREDIT AGREEMENT ("Amendment No. 4") is dated as of October 17, 2003 by and among RAYMOND JAMES FINANCIAL, INC., a Florida corporation (the "Borrower"), the Lenders party to the Term Credit Agreement referred to below (the "Lenders"), and BANK ONE, NA, individually and as administrative agent (the "Agent") for the Lenders.

W I T N E S S E T H:

WHEREAS, the Borrower, the Lenders and the Agent are parties to that certain Term Credit Agreement dated as of October 26, 1999, as amended by that certain (i) Waiver and Amendment dated as of October 13, 2000, (ii) Amendment No. 2 to Term Credit Agreement dated as of May 24, 2001 and (iii) Amendment No. 3 to Term Credit Agreement dated October 25, 2002 (the "Agreement"); and

WHEREAS, the parties desire to make certain modifications to the Agreement.

NOW, THEREFORE, in consideration of the premises herein contained, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereby agree as follows:

I.          Defined Terms

Each capitalized term used herein but not otherwise defined herein shall have the meaning ascribed to such term in the Agreement.

II.         Certain Amendments to Agreement

2.1.       Subsections 6.1(b) and 6.1(d) of the Agreement under Section 6 entitled "Financial Reporting" are hereby amended in their entirety to read as follows:

"(b)  As soon as practicable and in any event within 45 days after the close of the first three Fiscal Quarters of each of its Fiscal Years, for itself and its Subsidiaries, consolidated and consolidating unaudited balance sheets as at the close of each such period and consolidated and consolidating statements of income, changes in shareholders' equity and cash flows for the period from the beginning of such Fiscal Year to the end of such quarter, all certified by its chief financial officer or its controller.

(d)  Together with the financial statements required by clauses (a) and (b) above, a Compliance Certificate signed by its chief financial officer or its controller showing the calculations necessary to determine compliance with this Agreement and stating that no Default or Unmatured Default exists, or if any Default or Unmatured Default exists, stating the nature and status thereof”.

2.2.       Section 6.21.1 of the Agreement entitled "Minimum Tangible Net Worth" is hereby amended in its entirety to read as follows:

"6.21.1   Minimum Tangible Net Worth.  The Borrower on a consolidated basis with its Subsidiaries at all times after October 17, 2003 shall maintain Tangible Net Worth of not less than (i) $665,000,000 plus (ii) 50% of cumulative Net Income (if positive) earned after June 27, 2003."

III.        Representations

In order to induce the Lenders and the Agent to execute and deliver this Amendment No. 4, the Borrower represents and warrants to the Lenders that, both before and after giving effect to this Amendment No. 4, (i) there exists no Default or Unmatured Default on the date hereof, (ii) each of the representations and warranties contained in Article V of the Agreement is true and correct on the date hereof, (iii) the execution and delivery by the Borrower of this Amendment No. 4 have been duly authorized by all requisite corporate proceedings, (iv) this Amendment No. 4 constitutes the legal, valid and binding obligation of the Borrower enforceable in accordance with its terms, and (v) no authorization or approval of, and no notice to or filing with, any Governmental Authority or other Person is required for the due execution, delivery or performance of this Amendment No. 4 by the Borrower.

IV.        Effectiveness

This Amendment No. 4 shall become effective as of the date first above written upon fulfillment of the following conditions (and when notice thereof shall have been given by the Agent to the Borrower and the Lenders):

the Agent shall have received counterparts of this Amendment No. 4 duly executed by the Borrower and the Lenders; and

the Borrower shall have delivered to the Agent a certificate of Borrower's Secretary and a certificate of Borrower's Chief Financial Officer in form and substance satisfactory to the Agent and its counsel.

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

VI.        Governing Law

THIS AMENDMENT NO. 4 SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

VII.       Execution in Counterparts

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
Aggregate Commitment: $60,000,000

EXHIBIT 10.15

AMENDMENT NO. 6 TO REVOLVING CREDIT AGREEMENT

This AMENDMENT NO. 6 TO REVOLVING CREDIT AGREEMENT ("Amendment No. 6") is dated as of October 17, 2003 by and among RAYMOND JAMES FINANCIAL, INC., a Florida corporation (the "Borrower"), the extending Lenders named in the Revolving Credit Agreement referred to below (the "Lenders"), and BANK ONE, NA, a national banking association having its headquarters in Chicago, Illinois, individually and as administrative agent (the "Agent") for the Lenders.

W I T N E S S E T H:

WHEREAS, the Borrower, the Lenders and the Agent are parties to that certain Revolving Credit Agreement dated as of October 26, 1999, as amended by that certain (i) Waiver and Amendment dated as of October 13, 2000, (ii) Amendment No. 2 to Revolving Credit Agreement dated as of October 24, 2000, (iii) Amendment No. 3 to Revolving Credit Agreement dated as of May 24, 2001, (iv) Amendment No. 4 to Revolving Credit Agreement dated as of October 23, 2001 and (v) Amendment No. 5 to Revolving Credit Agreement dated as of October 21, 2002 (the "Agreement"); and

WHEREAS, the parties desire to make certain modifications to the Agreement, including an extension of the Facility Termination Date to October 15, 2004 and the displacement of Bank of America, National Association ("Bank of America") as a Lender under the Agreement.

NOW, THEREFORE, in consideration of the premises herein contained, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereby agree as follows:

I.          Defined Terms

Each capitalized term used herein but not otherwise defined herein shall have the meaning ascribed to such term in the Agreement.

II.         Certain Amendments to Agreement

2.1.   Each extending Lender shall increase the amount of its Commitment under the Agreement as follows:  Bank One, NA, from $25,000,000 to $34,000,000; Citibank, N.A., from $25,000,000 to $33,000,000; and JPMorgan Chase Bank, from $25,000,000 to $33,000,000.  Any Obligations owing to Bank of America as a non-extending Lender shall be paid on the date hereof.

2.2.   The definition of "Facility Termination Date" in Article I of the Agreement is hereby amended in its entirety to read as follows:

"'Facility Termination Date' means October 15, 2004 or any later date as may be specified as the Facility Termination Date in accordance with Section 2.18 or any earlier date on which the Aggregate Commitment is reduced to zero or otherwise terminated pursuant to the terms hereof."

2.3.   Subsections 6.1(b) and 6.1(d) of the Agreement under Section 6 entitled "Financial Reporting" are hereby amended in their entirety to read as follows:

"(b)  As soon as practicable and in any event within 45 days after the close of the first three Fiscal Quarters of each of its Fiscal Years, for itself and its Subsidiaries, consolidated and consolidating unaudited balance sheets as at the close of each such period and consolidated and consolidating statements of income, changes in shareholders' equity and cash flows for the period from the beginning of such Fiscal Year to the end of such quarter, all certified by its chief financial officer or its controller.

(d)  Together with the financial statements required by clauses (a) and (b) above, a Compliance Certificate signed by its chief financial officer or its controller showing the calculations necessary to determine compliance with this Agreement and stating that no Default or Unmatured Default exists, or if any Default or Unmatured Default exists, stating the nature and status thereof."

2.4.   Section 6.21.1 of the Agreement entitled "Minimum Tangible Net Worth" is hereby amended in its entirety to read as follows:

"6.21.1   Minimum Tangible Net Worth.  The Borrower on a consolidated basis with its Subsidiaries at all times after October 17, 2003 shall maintain Tangible Net Worth of not less than (i) $665,000,000 plus (ii) 50% of cumulative Net Income (if positive) earned after June 27, 2003."

III.        Representations

In order to induce the Lenders and the Agent to execute and deliver this Amendment No. 6, the Borrower represents and warrants to the Lenders that, both before and after giving effect to this Amendment No. 6, (i) there exists no Default or Unmatured Default on the date hereof, (ii) each of the representations and warranties contained in Article V of the Agreement is true and correct on the date hereof, (iii) the execution and delivery by the Borrower of this Amendment No. 6 have been duly authorized by all requisite corporate proceedings, (iv) this Amendment No. 6 constitutes the legal, valid and binding obligation of the Borrower enforceable in accordance with its terms, and (v) no authorization or approval of, and no notice to or filing with, any Governmental Authority or other Person is required for the due execution, delivery or performance of this Amendment No. 6 by the Borrower.

IV.        Effectiveness

This Amendment No. 6 shall become effective as of the date first above written upon fulfillment of the following conditions (and when notice thereof shall have been given by the Agent to the Borrower and the Lenders):

(i)     the Borrower shall have paid (A) any Obligations owing to Bank of America as a non-extending Lender and (B) the reasonable fees and disbursements of Agent's counsel relating to the preparation and execution of this Amendment No. 6;

(ii)    the Agent shall have received counterparts of this Amendment No. 6 duly executed by the Borrower and the Lenders; and

(iii)   the Borrower shall have delivered to the Agent a certificate of Borrower's Secretary and a certificate of Borrower's Chief Financial Officer in form and substance satisfactory to the Agent and its counsel.

V.         Ratification

Except as specifically provided herein, the Agreement shall otherwise remain unaltered and in full force and effect, and the respective terms, conditions and covenants thereof are hereby ratified and confirmed in all respects as originally executed.  Upon the effectiveness of this Amendment No. 6, each reference in the Agreement to "this Agreement", "hereof", "herein", "hereunder" or words of like import shall mean and be a reference to the Agreement as amended hereby.

VI.        Governing Law

THIS AMENDMENT NO. 6 SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

VII.       Execution in Counterparts

This Amendment No. 6 may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

[signature page follows]
IN WITNESS WHEREOF, the parties hereto have executed this Amendment No. 6 as of the date first above written.

RAYMOND JAMES FINANCIAL, INC. By: Title:
Commitment: $34,000,000	BANK ONE, NA, Individually and as Administrative Agent By: Title:
Commitment: $33,000,000	CITIBANK, N.A., Individually and as Syndication Agent By: Title:
Commitment: $33,000,000	JPMORGAN CHASE BANK (formerly THE CHASE MANHATTAN BANK), Individually and as Documentation Agent By: Title:
Aggregate Commitment: $100,000,000

EXHIBIT 99A.1

As revised by the Board of Directors on December 4, 2003

CHARTER OF THE CORPORATE GOVERNANCE, NOMINATING AND COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Mission Statement

The Corporate Governance, Nominating and Compensation Committee (the Committee) serves as the principal agent of the Board of Directors in reviewing the compensation structure for the Company's senior executives, including the CEO, reviewing employee compensation and benefit programs and recommending corporate governance policies and practices to the Board of Directors.  The Committee also reviews the qualifications and background experience of proposed candidates for the Board of Directors of the Company, and is authorized to seek out and recommend candidates to the Company's shareholders.

Membership

   The Committee is comprised solely of independent directors as determined in accordance with the independence standards adopted by the New York Stock Exchange and the Securities and Exchange Commission.  Members of the Committee and the Chair of the Committee are appointed by the Board of Directors.

Duties and Responsibilities

   The Committee shall have the following duties and responsibilities:

   Compensation Responsibilities

Approve the compensation structure for senior management.

Establish criteria for the compensation of the CEO and determine his compensation based on an annual review of his performance.

Review succession plans for the senior management of the Company, including the CEO.

Review and approve all equity compensation plans, including IRS qualified and non-qualified plans.

Review and recommend for Board action all grants of stock options or restricted stock awards.

Review and recommend for Board action the Company's contributions to employee benefit plans.

Serve as the policy making body for issues that arise under any of the Company's employee benefit, stock option or other employee plans.

Produce a report on executive compensation for the Company's proxy statement.

Nominating and Corporate Governance Responsibilities

Identify potential nominees to the Board of Directors, including candidates recommended by management, review their qualifications and experience, determine their independence as required under New York Stock Exchange Rules, and recommend a slate of nominees to the Board of Directors for consideration and presentation to the shareholders for election.

Review succession planning for the CEO and other senior management positions.

Develop corporate governance policies and monitor compliance with those policies.

Lead the Board of Directors in an annual review of the performance of the Board and each of the Board Committees.

Periodically review the Company's ethics policy and make recommendations for changes to the Board of Directors when necessary.

Make recommendations to the Board of Directors with respect to Director compensation.  Director compensation should be based on reasonable compensation to members of the Board for time spent in attending meetings of the Board and Board Committees, as well as the time required for them to effectively perform their responsibilities and duties.  In reviewing Director compensation, the Committee will consider the impact of compensation levels and any contributions to charitable organizations with which any Director may be affiliated on Director independence..

General

Report to the Board of Directors with respect to the Committee's activities.

Report to the Company's shareholders in the annual proxy statement.

Regularly review the Committee's Charter.

Retain outside advisers when it considers such services to be necessary.

Meetings

   The Committee shall meet as frequently as its responsibilities require.  Generally, the Committee shall meet quarterly, prior to each meeting of the Board of Directors, and hold an additional meeting to review proposed incentive compensation awards for senior management.  The Committee may meet in person or by telephone.

EXHIBIT 99B.1

As revised by the Board of Directors on December 4, 2003

RAYMOND JAMES FINANCIAL, INC.

CORPORATE GOVERNANCE PRINCIPLES

The Board of Directors of Raymond James Financial, Inc. (the Company) has adopted the following principles with respect to the Company's governance.  These principles will be reviewed regularly by the Corporate Governance, Nominating and Compensation  Committee of the Board of Directors.

1.   Corporate Mission Statement

The Company's Mission Statement is attached as Exhibit A.

2.   Corporate Governance at Raymond James

Unlike many public companies, the management and employees of Raymond James are significant stockholders of the Company.  Historically, the Company's Executive Officers and employees have owned a significant portion of the Company's common stock (over 40% as of June, 2003).  For this reason, the Board of Directors believes that the interests of the Company's management and employees are already strongly aligned with the interests of stockholders.  The corporate governance principles adopted by the Board of Directors for the Company reflect this important characteristic of Raymond James Financial, Inc.

3.   Role of the Board of Directors

The role of the Company's Board of Directors is to oversee management of the Company in their efforts to enhance shareholder value and conduct the Company's business in accordance with the Company's mission statement.  In that connection, the Board helps management assess long-range strategies for the Company, and evaluates management performance.  While enhancing shareholder value is a primary concern, the Board also considers the interests of clients, associates and other interested groups, including the communities which the Company serves, as well as the broader public interest.  In discharging its oversight responsibility, members of the Board rely on the Company's management as well as its auditors and other professional advisers.

4.   Size and Composition of the Board of Directors

Under the Company's By-laws, the Board of Directors may consist of no more than 20 persons.  It is the current view of the Board of Directors that the Company is well served by having a Board of 10 persons, permitting effective communication and collaboration among Board members.  While the Board consists of a majority of independent Directors, as determined under New York Stock Exchange Rules by the Board of Directors, the Board presently believes that the Company's interests are best served by having a meaningful representation of the Company's senior management serve as Board members.  Independent directors meet the criteria for independence established by the New York Stock Exchange.

5.   Selection of Board Members

The entire Board of Directors stands for reelection at the Company's Annual Meeting of Shareholders each year, following review and approval by the Corporate Governance, Nominating and Compensation Committee and the full Board of Directors.

The Corporate Governance, Nominating and Compensation Committee reviews the experience and qualifications of nominees to the Board who are identified by management.  In addition, the Committee has the authority to identify and recommend nominees directly to the Board of Directors.   Board members are expected to demonstrate high standards of integrity and character and are also expected to offer important perspectives on some aspect of the Company's business based on their business experience.

   6.  Board Tenure

   A director (management or outside) is expected to retire from the Company's Board of Directors at the Annual Meeting of Shareholders following his or her 70th birthday.

   Outside Directors are normally expected to serve no more than 12 years as members of the Company's board.

   To assure effective transition, each existing board member at September 30, 2003 who will be affected by these limits during the next three years may serve up to three additional years from the date he/she would have been required to retire under these standards.

   Outside Directors who hold a particular corporate or other employment position at the time of their appointment are not required to resign their position if that position changes during their board tenure.

   7.  Compensation of Directors

   Members of the Board are compensated for their time and services by cash payments and non-qualified stock options; the compensation level is periodically reviewed by the Corporate Governance, Nominating and Compensation Committee which makes recommendations to the Board of Directors and is designed to reflect reasonable compensation for the time spent at meetings of the Board and Committees and for other activities required of Directors to enable them to effectively discharge their responsibilities.  All members of the Board are expected to own at least 1,000 shares of the Company's common stock during their tenure on the Board. Newly elected Directors shall have a year to purchase their shares.

   8.  Lead Director

   Historically, the Company has combined the position of Chairman of the Board and Chief Executive Officer and has no present plans to change that structure, which has served it well.  The Board of Directors has appointed one of its independent directors as lead director, whose role is to solicit agenda items and issues from independent directors for inclusion in the Board agenda and to organize and chair periodic meetings of the independent directors.

   9.  Board Meetings

   Board meetings follow an agenda that is established in advance by the CEO and CFO, with input from the Lead Director and from management.  Each meeting of the Board provides for time for a joint meeting with members of the Company's Operating Committee, who constitute the senior management of the Company.  Board materials are distributed in advance of each meeting, containing financial, strategic and operational summaries from each of the major business units as well as material information relating to agenda items.  Members of the Board are expected to attend all Board meetings, including telephone meetings when necessary.

   10.   Meetings of Independent Directors

   In addition to the formal Board meetings, the independent Directors meet for discussion prior to each Board meeting, generally on the afternoon before the meeting.  The independent Directors also meet regularly with the CEO.

   11. Board Evaluation

   The Board of Directors conducts an annual long-range strategic planning meeting, generally following the Annual Meeting of Shareholders.  During these meetings, members of senior management also participate in addressing strategic issues facing the Company.  In addition to consideration of strategic and long term issues, the Board undertakes a review of its functions and processes to identify areas for improvement.

12. Director Orientation and Continuing Education; Access to Employees

   New Directors are provided with an orientation to the Company and a board reference manual containing important background information regarding the Company.  Management of the Company encourages all Board members to meet with senior management personnel to learn about the financial, strategic and other long term issues effecting the Company's business operations, and provides specific opportunities for new Directors to engage in such meetings.

   Members of the Board of Directors are encouraged to take advantage of educational programs that may assist them in the performance of their duties.  The Company will reimburse Directors for the reasonable costs of attendance at programs which are approved in advance by the Company.

            Members of the Board of Directors have at all times full and unrestricted access to members of management and employees of the Company and are encouraged to contact such personnel directly.

   13. Board Committees

   The Board has two committees:  the Audit Committee and the Corporate Governance, Nominating and Compensation Committee.  All members of these Committees are independent Directors in accordance with the criteria established by the New York Stock Exchange, and the Audit Committee has designated one of its members as the Audit Committee Financial Expert.  Each of the Committees has a charter defining its mission and role.  Members of the Committees and Committee chairpersons are selected annually by the Board of Directors.

   14. CEO Compensation and Succession

   The Corporate Governance, Nominating and Compensation Committee establishes standards for CEO performance and determines the  compensation of the CEO based on an annual review of his performance.  The Committee also annually review compensation of other senior executives.

That committee is also responsible for succession planning for the CEO and reviewing succession plans for senior level executive positions.

   15. Ethics Policy

   The Company has a comprehensive ethics policy applicable to all employees and to members of the Board of Directors, requiring adherence to high ethical standards as well as compliance with all applicable laws, rules and regulations.  The Company has also established procedures, under the direction of the Audit Committee, for the confidential and anonymous reporting by employees of concerns regarding accounting, auditing and internal controls matters.

   16. Policies Regarding Stock Options

   The Board of Directors believes that stock options are a valuable part of the compensation program for key personnel and Financial Advisors, and serve to align their interest with the interests of the Company's shareholders.  Accordingly, the Company maintains both qualified and non-qualified option plans for key employees and Financial Advisors.  These plans are administered by the Corporate Governance, Nominating and Compensation Committee.

   Under the Company's option plans, options generally vest over a five year period; options which have vested in full must be exercised within 90 days to one year of the final vesting date, or they expire.  This assures that option recipients become shareholders of the Company, and reflects a policy that options should not exceed 10% of the Company's outstanding stock at any time.  The Company has not in the past engaged in repricing of stock options and the Nominating, Compensation and Corporate Governance Committee has no plans to do so in the future.

   The Company treats stock options as a compensation expense in its financial statements.

   17. Corporate Control Structures

   The Company does not provide for a "poison pill" or other anti-takeover procedures in its Articles of Incorporation.  A merger or acquisition transaction pursuant to which the Company's shareholders are required to receive shares of another corporation requires approval of the holders of two-thirds of the Company's common stock..

Exhibit A

Our business is people and their financial well-being. Therefore, in the pursuit of our goals, we will conduct ourselves in accordance with the following precepts:

Our clients always come first.

We must provide the highest level of service with integrity.

Assisting our clients in the attainment of their financial objectives is our most worthy enterprise.

We must communicate with our clients clearly and frequently.

Our investments and services must be of superior quality.

Teamwork - cooperating with and providing assistance and support to our fellow Associates - is fundamental to sustaining a quality work environment that nurtures opportunities for unparalleled service, personal growth and job satisfaction.

Continuing education is necessary to maintain the timeliness of investment knowledge, tax law information and financial planning techniques.

Innovation is requisite to our survival in a changing world.

To emulate other members of our industry requires us to continue to work hard; to excel beyond our peers requires us to provide an even higher caliber of service to our clients.

We must give something back to the communities in which we live and work.