Form 10-Q
period 2003-12-26
RAYMOND JAMES FINANCIAL INC
filed 2004-02-09
CIK 720005

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	December 26, 2003

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number   1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

48,868,980 shares of Common Stock as of January 30, 2004.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(in thousands, except share amounts)

	December 26,	September 26,
	2003	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 594,313	$ 734,631
Assets segregated pursuant to federal regulations:
Cash and cash equivalents	1,466,945	1,000,101
Securities purchased under agreements to resell	787,400	1,236,265
Securities owned:
Trading and investment account securities, at fair value	323,113	181,947
Available for sale securities, at fair value	206,987	241,323
Receivables:
Clients	1,742,056	1,652,218
Stock borrowed	1,143,544	1,208,562
Brokers-dealers and clearing organizations	96,863	126,715
Other	143,792	150,100
Property and equipment, net	121,657	118,285
Deferred income taxes, net	74,208	68,465
Deposits with clearing organizations	29,201	29,438
Goodwill	62,575	62,575
Investment in leveraged leases	24,779	24,947
Prepaid expenses and other assets	93,020	76,066

	$ 6,910,453	$ 6,911,638
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 202,809	$ 167,210
Payables:
Clients	3,915,049	3,983,610
Stock loaned	1,217,298	1,227,151
Brokers-dealers and clearing organizations	88,358	154,757
Trade and other	168,567	157,710
Trading account securities sold but not yet purchased	166,053	71,431
Accrued compensation, commissions and benefits	166,514	199,017
Income taxes payable	29,738	26,017

	5,954,386	5,986,903

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 49,825,343 at	498	497
Dec. 26, 2003 and 49,691,528 at Sept. 26, 2003
Shares exchangeable into common stock; 219,477	6,450	6,450
Additional paid-in capital	109,080	101,298
Accumulated other comprehensive income	1,071	604
Retained earnings	870,472	850,656
	987,571	959,505
Less:1,268,637 and1,400,521 common shares
in treasury, at cost	(31,504)	(34,770)
	956,067	924,735

	$ 6,910,453	$ 6,911,638

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	December 26,	December 27,
	2003	2002

Revenues:
Securities commissions and fees	$ 303,291	$ 237,848
Investment banking	19,726	11,208
Investment advisory fees	31,958	26,283
Interest	31,156	34,646
Net trading profits	6,779	3,707
Financial service fees	18,702	15,506
Other	13,048	15,410

Total revenues	424,660	344,608

Interest expense	10,673	13,213
Net Revenues	413,987	331,395

Non-Interest Expenses:
Compensation, commissions and benefits	300,660	234,866
Communications and information processing	19,196	18,966
Occupancy and equipment costs	15,293	15,648
Clearance and floor brokerage	5,052	3,531
Business development	12,943	12,277
Other	21,888	22,742
Total non-interest expenses	375,032	308,030

Income before provision for income taxes	38,955	23,365

Provision for income taxes	14,725	8,937

Net income	$ 24,230	$ 14,428

Net income per share-basic	$ 0.50	$ 0.30
Net income per share-diluted	$ 0.49	$ 0.29
Weighted average common shares
outstanding-basic	48,587	48,762
Weighted average common and common
equivalent shares outstanding-diluted	49,407	49,566

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Three Months Ended
	December 26,	December 27,
Cash Flows from operating activities:	2003	2002
Net Income	$ 24,230	$ 14,428
Adjustments to reconcile net income to net
cash (used in) operating activities:
Depreciation and amortization	3,297	5,133
Deferred income taxes	(5,743)	(12,149)
Unrealized (gain) on investment account securities	(164)	-
Unrealized (gain) loss and premium amortization	(494)	526

Ineffectiveness of risk management transactions	(132)	(77)
(Gain) on sale of property and equipment	(4)	-
Provision for bad debts and other accruals	7,819	10,700
Stock and option compensation expense	7,662	5,881

(Increase) decrease in assets:
Assets segregated pursuant to federal regulations	(17,979)	(130,031)
Receivables:
Clients, net	(89,696)	2,747
Stock borrowed	65,018	(40,697)
Brokers-dealers and clearing organizations	29,852	10,865
Other	6,308	10,015
Trading securities, net	(44,839)	(22,980)
Prepaid expenses and other assets	(16,527)	(7,750)

Increase (decrease) in liabilities:
Payables:
Clients	(68,561)	79,551
Stock loaned	(9,853)	(8,389)
Brokers-dealers and clearing organizations	(66,399)	22,353
Trade and other	2,896	(2,403)
Accrued compensation, commissions and benefits	(32,503)	(69,347)
Income taxes payable	3,721	7,430

Net cash (used in) operating activities	(202,091)	(124,194)

Cash Flows from investing activities:
Additions to property and equipment, net	(6,721)	(6,113)
Purchases of investment account securities	(1,541)	-
Purchases of available for sale securities	-	(13,063)
Security maturations and repayments	34,051	51,830

Net cash provided by investing activities	25,789	32,654

Cash Flows from financing activities:
Proceeds from borrowed funds	40,938	21,039
Repayments on mortgage and borrowings	(5,339)	(2,154)
Exercise of stock options and employee stock purchases	3,471	3,637
Purchase of treasury stock	(83)	(64)
Cash dividends on common stock	(4,415)	(4,435)

Net cash provided by financing activities	34,572	18,023

Currency adjustments:
Effect of exchange rate changes on cash	1,412	1,271
Net (decrease) in cash and cash equivalents	(140,318)	(72,246)
Cash and cash equivalents at beginning of period	734,631	469,499

Cash and cash equivalents at end of period	$ 594,313	$ 397,253

Supplemental disclosures of cash flow information
Cash paid for interest	$ 10,807	$ 13,427
Cash paid for taxes	$ 16,747	$ 19,441

See accompanying Notes to Condensed Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 26, 2003

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of Raymond James Financial, Inc. ("RJF") and its consolidated subsidiaries. RJF is a Florida-based holding company whose subsidiaries are engaged in various financial service businesses; as used herein, the term "the Company" refers to RJF or one or more of its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted. Pursuant to GAAP, these unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 26, 2003. To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain other reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current period presentation.

The Company's quarters end on the last Friday of December, March, June and September. Three of the Company's wholly-owned subsidiaries, Raymond James Bank ("RJBank"), Raymond James Limited ("RJ Ltd.") and Raymond James Tax Credit Funds, Inc. ("RJ Tax Credit") have quarters that end on the last day of each calendar quarter. Any individually material transactions are reviewed and recorded in the appropriate fiscal quarter.

Note 2 - Effects of recently issued accounting standards

In December 2003, the Financial Accounting Standards Board ("FASB") revised Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which was originally issued in January 2003. The interpretation, as revised, addresses the consolidation of "variable interest entities" which are interests that were not required to be consolidated under previous accounting rules. Variable interest entities ("VIE's") are identified by reviewing the Company's equity investment at risk within an entity, the Company's ability to make decisions about the activities of an entity, and the Company's obligation to absorb the losses or the right to receive expected residual returns of an entity. The revisions made in December 2003 serve principally to further clarify the provisions of the original interpretation, expand the scope of exceptions to include additional entities that would have been required to apply the provisions of the original interpretation, and postpone the effective date of the interpretation. For all public entities, excluding small business issuers as defined by SEC regulations, the interpretation is effective for the first interim or annual period ending after March 15, 2004. However, all public entities that are not small business issuers must apply the provisions of the FIN 46 to those entities that are determined to be special-purpose entities beginning for the first reporting period ending after December 15, 2003. The Company, which is required to fully adopt the provisions of the revised interpretation in the second quarter of its current fiscal year, has substantially completed its assessment of the impact of the interpretation and does not expect a material impact on the consolidated financial statements.

Based on its assessment to date, the Company has not identified any special purpose entities which would require application of FIN 46 in the current condensed consolidated financial statements. However, the Company preliminarily considers Comprehensive Software Systems, Inc. ("CSS") to be a VIE. CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system specifically for use by the broker-dealer industry. CSS is currently funded by capital contributions and loans from its owners. At December 26, 2003, CSS had assets of $6.3 million. The Company has committed to an additional investment of $2.8 million in CSS to be made in quarterly installments through September 30, 2004, at which time the Company will have a 30% ownership interest in CSS. The Company's exposure to loss is limited to its equity contributions, loans, and commitments. All previous equity contributions and approximately 73% of the outstanding loan balances have been recognized as expense as the Company does not anticipate that it will recoup its equity investments or recover the amounts loaned.  As the Company does not absorb a majority of CSS's expected losses, receive a majority of its expected returns, or both, the Company is not the primary beneficiary and will not consolidate CSS.

In November 2003, the FASB's Emerging Issues Task Force ("EITF") issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The proposed guidance, as it currently exists, requires issuers to determine whether an investment is impaired, whether an impairment is other than temporary, and recognize an impairment loss equal to the difference between the investment's carrying value and its fair value. The guidance generally determines an impairment to be other than temporary unless "positive evidence indicating that an investment's carrying amount is recoverable within a reasonable period of time outweighs negative evidence to the contrary." The EITF addresses debt and equity securities accounted for under both SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", as well as investments accounted for by both the equity and cost methods. Although the task force has planned further discussions related to this topic, effective for fiscal years ending after December 15, 2003 EITF 03-1 requires disclosures for those investments with unrealized losses that have not been recognized as other-than-temporary impairments including identification of the amount of investments that have been in an unrealized loss position for more than 12 months, as well as the related unrealized loss. Based on its assessment of the current guidance provided in the EITF, the Company does not believe that it has a material effect on its consolidated financial statements.

Note 3 - Stock-based Compensation

At December 26, 2003, the Company had nine stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 26, 2003. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." For the three-months ended December 26, 2003 and December 27, 2002, the Company recognized expense of $2.6 million and $1.3 million, respectively, related to its stock-based compensation plans.

Note 4 - Commitments and Contingencies

RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit outstanding at December 31, 2003 and 2002, are as follows:

	December 31, 2003	December 31, 2002

Standby letters of credit	$ 5,572,048	$ 2,184,384
Consumer lines of credit	12,099,939	8,422,195
Commercial lines of credit	62,972,525	22,544,712
Unfunded loan commitments - variable rate	83,747,587	100,040,436
Unfunded loan commitments - fixed rate	1,022,900	9,765,750

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. The majority of loan commitments have terms of up to one year.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of December 31, 2003, $5,572,048 of such letters of credit were outstanding, for which RJBank has a contingent liability to fund in the event the account party (on whose behalf the letter of credit was written) cannot or does not meet its financial obligations. Of the letters of credit outstanding, $1,472,298 are underwritten as part of a larger corporate credit relationship, and the remaining $4,099,750 are fully secured by cash or securities. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

Securities with carrying values of $131,362,406 and $96,553,414 at December 31, 2003 and 2002, respectively, were pledged by RJBank as collateral with the Federal Home Loan Bank for advances.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $653,951 and $628,799 were recognized in the three months ended December 26, 2003 and December 27, 2002, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at December 26, 2003 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At December 26, 2003 and December 27, 2002, the Company had client margin securities valued at $107,693,000 and $61,907,000, respectively, on deposit with a clearing organization.

The Company has guaranteed lines of credit for various foreign joint ventures as follows: four lines of credit totaling $12.5 million in Turkey and one line of credit totaling $1.3 million in Argentina. At December 26, 2003, there were no outstanding balances on these lines of credit. In addition, the Company has guaranteed the completion of trades with counterparties in Turkey and Argentina not to exceed $25 million.

The Company has committed a total of $29 million, in amounts ranging from $500,000 to $1,500,000, to 31 different independent venture capital or private equity partnerships. As of December 26, 2003, the Company had invested $23 million of that amount. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company had invested $8 million as of December 26, 2003.

The Company guarantees certain obligations of subsidiaries as follows: the guarantee of the existing mortgage debt of Raymond James & Associates, Inc. ("RJA") of $47 million, the guarantee of the interest rate swap obligations of RJ Capital Services, Inc. (a maximum exposure of $20 million) and the guarantee of the debt ($191,000 at December 26, 2003) of Raymond James Credit Corporation, Inc., which is secured by securities held as collateral for client borrowings. The Company has also committed to guarantee obligations of RJ Tax Credit of up to $90 million upon request. RJ Tax Credit may borrow in order to fund the purchase and development of properties qualifying for tax credits, which are then sold to third parties. This commitment is reviewed annually and currently expires in November 2004. The borrowings are secured by properties under development. At December 31, 2003, there are guarantees of $1,148,867 outstanding that relate to borrowings from third parties. In addition, RJ Tax Credit is committed to purchase and develop properties, subject to due diligence, totaling $29,702,751 at December 31, 2003.

The Company has expanded its corporate headquarters with the construction of a fourth tower nearly completed. The anticipated cost for the building and adjacent garage is $33 million. In connection therewith, the Company made a second draw of $27 million on its mortgage on January 30, 2004, which brought the total mortgage on its headquarters complex to $75 million.

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

As a result of the extensive regulation of the securities industry, the Company's broker-dealer subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations, which can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from business. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry practices, which can also result in the imposition of such sanctions.

As previously reported, the Company and Raymond James Financial Services ("RJFS") are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. Arbitration claims or lawsuits have been filed on behalf of approximately 600 persons, of whom 45% were never clients of RJFS. In January 2004, the Company settled two groups of claims relating to this matter that were scheduled for arbitration, involving $2,000,000 in alleged losses and a claim for punitive damages. Settlements to date are consistent with the Company's established reserves for this matter. Arbitration proceedings for an additional group of claimants are scheduled to begin in February 2004.

As previously reported, RJFS and its counsel have been engaged in discussions with the SEC staff regarding a proposed enforcement action relating to actions of a former Financial Advisor in the RJFS Rhode Island office. While no resolution has been reached with respect to this matter, the Company has made provision in its financial statements for its current estimate of the penalty that it may incur in connection with this matter. However, there can be no assurance that the matter will be resolved without enforcement proceedings being initiated.

As previously reported, the Company has undertaken a review of sales of Class A load mutual funds since January 1, 2001 and will refund to clients any overcharges arising from the failure to afford applicable discounts to clients. The Company has also determined to undertake a similar review for all sales in excess of $2,500 in 1999 and 2000 and will refund to clients any overcharges. The Company has made provision in its financial statements reflecting an estimate of the probable impact of these refunds. As of December 26, 2003, the Company has estimated an amount due to customers for mutual fund breakpoint discounts since January 1, 1999, of $12.3 million. Of this amount the Company has estimated that it will recover $6.2 million from it Financial Advisors. However, the ultimate liability to clients and amount recoverable from Financial Advisors may be more than or less than the amount provided for.

The Company has entered into discussions with both the SEC and NASD looking towards settlement of a proposed enforcement actions against RJFS relating to the mutual fund discount issue. The Company has made provision in its financial statements for its current estimate of $2.5 million for penalties that it may incur in connection with the resolution of this matter, although there can be no assurance that the matter will be resolved without enforcement proceedings being initiated.

The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of the Company's management, based on currently available information, review with outside legal counsel, and consideration of amounts provided for with respect to these matters in the Company's financial statements, the ultimate resolution of these matters will not result in a material adverse effect on the consolidated financial position or results of operations of the Company. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period depending upon the ultimate resolution of these matters and upon the level of income for such period.

Note 5 - Capital Transactions

The Company's Board of Directors has, from time to time, adopted resolutions authorizing the Company to repurchase its common stock for general corporate purposes. During the quarter ended December 26, 2003, the Company repurchased 2,234 shares at an average price of $37.29 per share. At December 26, 2003, pursuant to prior authorizations from the Board of Directors, 1,431,496 shares were available to be repurchased.

Note 6 - Regulation and Capital Requirements

The broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the NYSE, is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an "alternative net capital requirement", which both RJA and RJFS have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital positions of the Company's U.S. broker-dealer subsidiaries were as follows:
	December 26,	September 26,
	2003	2003
Raymond James & Associates, Inc.:	($ in 000's)
Alternative method elected
Net capital as a percent of Aggregate
Debit Items	31%	31%
Net capital	$ 358,178	$ 354,013
Less: required net capital	(22,948)	(23,206)
Excess net capital	$ 335,230	$ 330,807

In accordance with the Securities and Exchange Commission's no action letter dated November 3, 1998, RJA has agreed to compute a reserve requirement for the proprietary accounts of introductory firms. As of December 26, 2003 and September 26, 2003, RJA's deposit requirements were $498,000 and $511,000, respectively.

RJFS elected the alternative net capital requirement beginning with the month ended September 26, 2003. At December 26, 2003 and September 26, 2003, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applied. The net capital position of RJFS at December 26, 2003 and September 26, 2003 was as follows:
	December 26,	September 26,
	2003	2003
Raymond James Financial Services, Inc.:	(in 000's)
Alternative method elected
Net capital	$ 11,405	$ 18,837
Less: required net capital	(250)	(250)
Excess net capital	$ 11,155	$ 18,587

Raymond James Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the Investment Dealers Association ("IDA")) and the Early Warning System (By-Law No. 30 of the IDA). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IDA may from time to time prescribe. Insufficient Risk Adjusted Capital my result in suspension from membership in the stock exchanges or the IDA.

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning level 1 or level 2 at December 31, 2003 or 2002.

The Risk Adjusted Capital of RJ Ltd. was CDN $17,941,627 and CDN $26,853,000 at December 31, 2003 and, 2002, respectively.

RJBank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of December 31, 2003, RJBank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Office of Thrift Supervision categorized RJBank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's classification.

			To be "well capitalized"
		Requirement for capital	under prompt
		adequacy	corrective action
	Actual	purposes	provisions
Ratios as of December 31, 2003:
Total capital (to
risk-weighted assets)	19.4%	8.0%	10.0%
Tier I capital (to
risk-weighted assets)	18.1%	4.0%	6.0%
Tier I capital (to
average assets)	8.5%	4.0%	5.0%
Ratios as of December 31, 2002:
Total capital (to
risk-weighted assets)	20.9%	8.0%	10.0%
Tier I capital (to
risk-weighted assets)	19.7%	4.0%	6.0%
Tier I capital (to
average assets)	7.8%	4.0%	5.0%

Note 7 - Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in 000's, except per share amounts):
	Three Months Ended
	December 26,	December 27,
	2003	2002

Net income	$24,230	$14,428

Weighted average common
Shares outstanding - basic	48,587	48,762

Additional shares assuming:
Exercise of stock options and warrants (1)	820	504
Issuance of stock for contingent
exchangeable shares (2)	-	300

Weighted average common and
Common equivalent shares - diluted	49,407	49,566

Net income per share - basic	$ 0.50	$ 0.30

Net income per share - diluted	$ 0.49	$ 0.29

Cash dividends declared per share	$ 0.09	$ 0.09

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

Note 8 - Comprehensive Income

Total comprehensive income for the three months ended December 26, 2003 and December 27, 2002 is as follows (in 000's):
	Three Months Ended
	December 26,	December 27,
	2003	2002
Net income	$ 24,230	$ 14,428
Other comprehensive income:
Unrealized (loss) gain on securities available for sale, net of tax	(83)	61
Unrealized gain on interest rate swaps accounted for as cash flow hedges, net of tax	644	205
Foreign currency translation adjustment	(94)	1,271

Total comprehensive income	$ 24,697	$ 15,965

Note 9 - Derivative Financial Instruments and Hedging Activities

The Company makes limited use of derivative financial instruments. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, while others are designed to offset risk within fixed income inventories. In addition, the Company acts as a dealer/agent in matched book swap transactions. The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivatives and hedging activities. These statements establish standards for designating a derivative as a hedge. Derivatives in a broker-dealer or those that do not meet the criteria for designation as a hedge are accounted for as trading account assets, and recorded at fair value in the statement of financial condition with the gain or loss recorded in the statement of operations for the period.

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At December 31, 2003 and December 31, 2002, RJBank was party to $80.0 million and $100.7 million, respectively, in notional amount of interest rate swap agreements, and had cash of $4,123,000 and $6,583,000, respectively, pledged as interest-bearing collateral for such agreements.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in income or expense at the end of each hedging period. When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value in the statement of financial condition, and recognizes any changes in its fair value in earnings. For the three-months ended December 31, 2003 and 2002, RJBank recorded $131,628 and $209,284, respectively, in income from ineffective cash flow hedges and transition adjustments.

The Company also uses interest rate swaps to offset risk in certain fixed income inventory positions. The hedged positions and the swaps are marked to market with the gain or loss recorded in the statement of operations for the period. In addition to these hedging transactions, the Company enters into interest rate swaps with some of its institutional clients. The Company's management performs evaluations of its potential interest rate risk, including an exposure analysis on municipal bond inventories.

At December 26, 2003 and December 27, 2002, the Company had notional values of $37 million and $61 million, respectively, in interest rate swaps designed to offset risk in its fixed income trading inventory. The net market value of all open swap positions at December 26, 2003 and December 27, 2002 was an asset of $407,000 and a liability of $1,927,000, respectively. In addition, the Company acts as a dealer in swap transactions for clients.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company may require collateral from counterparties to support these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. However, state laws prohibit municipalities and other governmental entities from posting collateral in these transactions.

Note 10 - Segment Information

The Company currently operates through the following five business segments: Private Client Group, Capital Markets, Asset Management, RJBank, and Other. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how the Company assesses performance and determines how to allocate resources throughout the Company and its subsidiaries. The financial results of the Company's segments are presented using the same policies as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K. Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments.

The Private Client Group segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada and the United Kingdom. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients. The segment includes net interest earnings/expense on client margin loans and cash balances. Additionally, this segment includes the correspondent clearing services that the Company provides to other broker-dealer firms.

The Capital Markets segment includes institutional sales and trading in the United States, Canada and Europe. It provides securities brokerage services, as well as trading and research services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. This segment also includes the Company's management of and participation in underwritings, merger and acquisition services, public finance activities, and the operations of Raymond James Tax Credit Funds.

The Asset Management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management, Inc., and the Raymond James & Associates asset management services division, mutual fund management by Heritage Asset Management, Inc., private equity management by Raymond James Capital, Inc. and Raymond James Ventures, LLC, and trust services of Raymond James Trust Company and Raymond James Trust Company West. In addition to the asset management services noted above, this segment also offers fee-based programs to clients who have contracted for portfolio management services from outside money managers.

Raymond James Bank, FSB is a separate segment, which provides residential, consumer, and commercial loans, as well as FDIC-insured deposit accounts to clients of the Company's broker-dealer subsidiaries and to the general public

The Other segment includes the Company's security lending business and the activities of the consolidated foreign joint ventures in emerging market countries.

The financial results of the Company's segments are presented using the same policies as those described in the "Summary of Significant Accounting Policies" as included in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended September 26, 2003. Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments.

Information concerning operations in these segments of business is as follows (in 000's):

	Three Months Ended
	December 26,	December 27,
	2003	2002
Revenues:
Private Client Group	$286,803	$228,481
Capital Markets	91,607	69,257
Asset Management	33,911	29,211
RJBank	6,558	7,994
Other	5,781	9,665
Total	$424,660	$344,608

Pre-tax Income:
Private Client Group	$ 27,259	$ 8,868
Capital Markets	6,015	3,083
Asset Management	4,922	5,364
RJBank	1,897	3,100
Other	(1,138)	2,950
Total	$ 38,955	$ 23,365

The following table presents the Company's total assets on a segment basis (in 000's):
	December 26,	September 26,
	2003	2003
Assets:
Private Client Group	$3,812,621	$3,713,602
Capital Markets	617,011	621,068
Asset Management	56,175	56,563
RJBank	853,163	911,211
Other *	1,571,483	1,609,194
Total	$6,910,453	$6,911,638

* Includes Stock Borrowed balance of $1,143,544 and $1,208,562 at December 26, 2003 and September 26, 2003, respectively.

The Company has operations in the United States, Canada, Europe and consolidated joint ventures in India, France, Turkey, and Argentina. Substantially all long-lived assets are located in the United States. The following table represents revenue by country for the three-months ended December 26, 2003 and December 27, 2002.
	Three Months Ended
	December 26,	December 27,
	2003	2002
Revenue:
United States	$379,614	$312,739
Canada	29,938	22,990
Europe	9,533	5,928
Other	5,575	2,951
Total	$424,660	$344,608

While the dollar amount invested in emerging market joint ventures is only $4.7 million, these investments carry greater risk than amounts invested in developed markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(The following discussion should be read in conjunction with the Segment Information included in the notes to the condensed consolidated financial statements).

Business Overview and Results of Operations for the quarter ended December 26, 2003 compared with the quarter ended December 27, 2002

Total Company

The Company's results are highly correlated with the strength of the U.S. securities markets. Through the first half of fiscal year 2003 many uncertainties existed about the strength and stability of the U.S. and global economies, and the equities markets remained weak. Accordingly, individual and institutional investors were not committing new funds to equity securities and companies were not raising capital, resulting in lower revenues from commissions and fees and investment banking activities. However, as the economy began to show signs of recovery during the summer of 2003, investors began returning to the equity markets and companies increased equity raising and investment activities. Although the recent performance of the stock market suggests that there is a risk of a correction and interest rates are unlikely to be lowered any further, a strengthening U.S. economy and strong corporate earnings should result in a positive environment for the broker-dealer industry and the Company during the remainder of fiscal 2004.

For the first quarter of fiscal 2004, the Company's net revenues increased $82.6 million, or 25%, over the same period in the prior year. Of this increase, $65.4 million is attributable to an increase in securities commissions, which is predominantly due to the improved performance of the equity markets. Trade volume increased 14% over the prior year quarter, due primarily to increases in listed and over-the-counter equities and mutual funds. Additionally, Financial Advisor fees from wrap fee asset management accounts increased by $13.8 million due primarily to the increase in the value of assets under management. Finally, there was an increase in commissions from investment banking activity, which is due to an increase in the number and dollar volume of lead and co-managed public equity offerings and syndication participations in the current year. The increase in the number of underwritings and the related amounts raised is also responsible for the $8.5 million increase in investment banking revenue. The increase in investment advisory fees of $5.7 million (or 21%) is directly related to the aforementioned increase in assets under management.

As a result, net income increased $9.8 million, or 68%, to $24.2 million, or $0.49 per diluted share, from $14.4 million or $0.29 per diluted share. Although variable expenses, primarily compensation, increased as would be expected, pretax income increased by a greater percentage than revenues, demonstrating the operative leverage within the Company.

Segments

The company operates through the following five segments: Private Client Group, Capital Markets, Asset Management, RJBank, and Other.

Private Client Group

The Private Client Group segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the Unites States, Canada, and the United Kingdom. The Private Client Group Financial Advisors provide securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments and insurance products. This segment accounts for the majority of the Company's revenues (68% of total company revenue for the three months ended December 26, 2003). It generates revenue principally through the commissions generated by the sales of the above products, fees from wrap fee accounts and the interest revenue generated on client margin loans and cash balances. The Company charges commissions to its Private Client Group clients based on established commission schedules or through asset-based fee alternatives that clients can elect as an alternative to traditional commissions.

The success of the Private Client Group is dependent upon the quality and integrity of its Financial Advisors (and other associates) and the Company's ability to attract, retain, and motivate a sufficient number of these associates. The Company faces competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. The Company currently offers several alternatives for Financial Advisors including the traditional branch setting, under which the Financial Advisors are employees of the Company and the costs associated with running the branch are incurred by the Company, and the independent contractor model, under which the Financial Advisors are responsible for all of their own direct costs. Accordingly, the independent contractor Financial Advisors are paid a larger percentage of commissions and fees. By offering alternative models to potential and existing Financial Advisors, the Company is able to effectively compete with other brokerage firms for qualified Financial Advisors, as Financial Advisors are able to choose the model that best suits their practice and profile. As of December 26, 2003 the Company had over 4,800 Private Client Group Financial Advisors. Although this number is relatively flat (up less than 1%) when compared to the same time period in the prior year, it reflects an on-going effort to create a more productive sales force by adjusting and enforcing the minimum production standards for Financial Advisors to remain with the Company. The following table presents a summary of Private Client Group Financial Advisors as of the periods indicated.
	December 26, 2003	December 27, 2002	September 26, 2003
Private Client Group - Financial Advisors:
Traditional Branch	1,011	1,160	1,019
Independent Contractor	3,822	3,635	3,792
Total Financial Advisors	4,833	4,795	4,811

For the quarter ended December 26, 2003, Private Client Group segment revenues increased $58.3 million, or 26%, when compared to the same quarter in the prior year. This increase is due primarily to an increase in securities commissions of $54.7 million. Of this increase, approximately $39.9 million is attributable to the independent contractor Financial Advisors. As noted above, the increase in commissions can be attributed to increased trade volume, which is due to what appears to be a return of the retail investor to the equity market as a result of the improved performance of the equity markets. However, the significant increase in independent contractor commissions is also attributed to an increase in the number of Financial Advisors, which rose by 5% over the prior year. As a result of the revenue increase, pre-tax income for the Private Client Group segment grew by $18.4 million.

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; merger and acquisition services; public finance activities; and the syndication of investment partnerships designed to yield returns in the form of low-income housing tax credits. The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions account for the majority of the segment's revenue and are driven primarily through trade volume, which is fueled by a combination of general market activity and by the Financial Advisors' ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the company is involved. This segment includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and asked prices.

Capital Markets segment revenues increased by $22.4 million, or 32%, during the quarter ended December 26, 2003. The increase is primarily attributable to an increase in sales commissions of approximately $9.2 million and an increase in investment banking revenue of $8.5 million. The increase of securities commission is comprised of an increase in equity commissions of $17.1 million, due principally to the increase in underwriting activity, offset by a decrease in fixed income commissions of $7.9 million. The increase in investment banking revenue is attributable to an increase in the number and dollar value of lead and co-managed underwritings as shown in the following tables:

	December 26, 2003	December 27, 2002
No. of managed/co-managed public equity offerings:
US	23	9
Canada	9	-

Total dollars raised (in 000's):
US	$3,800,000	$832,000
Canada (in U.S. dollars)	167,000	-

As a result of the aforementioned revenue increases, pre-tax income increased $2.9 million, or 95%, demonstrating the operating leverage in this segment.

The underwriting volume for the first quarter of fiscal 2004 was at an unprecedented level for the Company and can be attributed partially to companies that may have been contemplating public offerings during the economic downturn waiting for more favorable market conditions before proceeding. A growing economy, coupled with improving or even stable equity markets, would bode well for the equity capital markets division of the Capital Markets segment for the remainder of fiscal 2004. The outlook for the fixed income division is dependent upon the movement in interest rates.  Currently, uncertainty over the direction of interest rates is depressing institutional sales. The Federal Reserve has hinted that an increase in interest rates is possible as the economy continues to grow. However, given that the economic recovery is in its early stages, a dramatic change in interest rates may  not occur. If there are no significant changes in interest rates, the fixed income division may experience results throughout the remainder of 2004 consistent with those of the first quarter.

Asset Management

The Asset Management segment includes investment portfolio management services, mutual fund management, private equity management, and trust services. Investment portfolio management services include both proprietary and selected outside money managers. The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for investment portfolios and mutual funds. Investment advisory fees are charged based on either a single point in time within the quarter, typically the beginning or end of a quarter, or the "average daily" balances of assets under management. The balance of assets under management is affected by both the performance of the underlying investments and the new sales and redemptions of client accounts/funds. The improving equity markets provides the Asset Management segment with the potential to improve revenues from investment advisory fees as existing accounts appreciate in value and individuals and institutions begin to commit new funds to the equity markets again. The following table presents the assets under management as of the dates indicated. The table includes assets held in Freedom Accounts, which are managed accounts that include a selected portfolio of mutual funds. These accounts are billed a fee based on a percentage of assets.
	December 26, 2003	December 27, 2002	September 26, 2003	September 27, 2002
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$ 7,141,370	$ 4,950,614	$ 6,321,878	$ 4,532,022
Heritage Family of Mutual Funds	8,075,064	7,415,613	8,145,806	7,278,020
Investment Advisory Services	3,900,000	3,000,000	3,493,000	2,887,000
Awad Asset Management	949,000	650,000	809,000	596,000
Freedom Accounts	632,000	235,000	472,000	149,000

Total Assets Under Management	$20,697,434	$16,251,227	$19,241,684	$15,442,042

The increase in revenues for the Asset Management segment of $4.7 million, or 16%, for the quarter ended December 26, 2003, is due entirely to the increase in investment advisory fees. Those assets billed based on a single point in time increased approximately $2.4 billion, or 36% over the prior year quarter, while those assets billed based on average balances increased approximately $870 million, or 10.9%, over the prior year quarter. The combined effect of these two increases resulted in a 21% increase in the balance of assets under management on which the Company charges its clients, which corresponds directly with the 21% increase in investment advisory fees. The majority of the increase this quarter (90%) was a result of market appreciation, which can be illustrated by the increases in the DJIA and S&P indices which increased by 10.9% and 9.9%, respectively, during the quarter ended December 26, 2003. Despite the increase in revenues, pre-tax income decreased by approximately $442,000 due to the increase in performance related compensation and fees paid to outside money managers.

RJ Bank

RJ Bank provides residential, consumer, and commercial loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public. RJBank generates revenue principally through the interest income earned on the loans noted above offset by the interest expense it incurs on client deposits.

Due to the historically low level of interest rates, especially during times of rapidly declining interest rates, RJBank has been faced with decreasing interest revenue and interest rate spreads, which has resulted in a decrease in net interest income. Interest rates have begun to stabilize and are not currently expected to decline further, which should bode well for RJBank during the remainder of 2004. To generate an acceptable rate of return, RJBank is working to increase its loans as a percentage of assets as loans produce a higher yield than its other investments, predominantly mortgage-backed securities. Over the past year, RJBank has increased it loans as a percent of total assets from 57% to 73%.

For the first quarter of fiscal 2004, revenues for RJBank declined $1.4 million, or 18%. The decrease is attributed to a decline in interest revenue of $1.2 million, which is primarily due to the general decline in interest rates. Although interest rates appear to have reached their low point in the current cycle, many individuals are still refinancing their mortgages, which has resulted in an increase in pre-payments on mortgages and mortgage-backed securities. Accordingly, the interest earned on such securities has decreased from the prior year quarter. As interest rates have begun to stabilize and are not expected to fall any further, prepayments are anticipated to slow and, accordingly, should not have as dramatic an effect through the remainder of 2004. Additionally, as previously noted, the Company is re-focusing its attention on its loan portfolio as loans have historically provided a higher-yield than other assets. The combined effect of lower prepayments and an increased loan portfolio is expected to result in improved interest revenue during the remainder of fiscal year 2004.

Lower interest rates also resulted in lower interest expense, which declined by $900,000. Combined with an increase in the provision for loan losses of $600,000 (a result of growth in the loan portfolio), this resulted in the $1.2 million decline in pretax income. During the period that new loans are originated or purchased a general allowance for loan losses is established for losses inherent in those new loans. Accordingly, a robust period of new loan origination paradoxically results in depressed earnings in that period, while the benefit of the higher interest earnings is realized in later periods.

Other

The Other segment principally represents securities lending activity and investments in international joint ventures. Revenue for the segment is generated primarily by the securities lending activity, which involves the borrowing and lending of securities from and to other broker-dealers and other financial institutions, generally as an intermediary. The borrower of the securities puts up a cash deposit, commonly in excess of the market value of the securities, on which interest is earned. Conversely, the lender receives the cash deposit and incurs interest expense accordingly. As the Company generally acts as an intermediary between two firms that enter into a securities lending transaction, the Company earns a spread between the interest rates on the cash deposits.

The sluggish equity markets throughout much of the last two years depressed demand for securities lending activity. Both average stock borrowed and stock loaned balances were down approximately 28% for the year ended September 26, 2003 as compared to the year ended September 27, 2002. However, the resurgence in the equity markets has resulted in an increase in average stock borrowed and loan balances of approximately 47% when comparing the first quarter of 2004 to the same period for 2003. Interest rate spreads have been consistent, ranging from 28 to 34 basis points during the past year. The table below presents stock borrowed/loaned balances as of the periods indicated:
	December 26, 2003	December 27, 2002	September 26, 2003	September 27, 2002
	(in 000's)

Stock Borrowed	$1,143,544	$817,083	$1,208,562	$776,386
Stock Loaned	$1,217,298	$825,990	$1,227,151	$834,379

For the quarter ended December 26, 2003, the Other segment revenues and pre-tax income are each down approximately $4 million. These decreases are due primarily to the sale of RJ Ltd's shares of TSX (formerly their Toronto Stock Exchange seats) in the first quarter of 2003, which resulted in a gain of $5.3 million. Offsetting this decrease are increases in net interest income from stock borrowed/loaned transactions and revenue from foreign joint ventures of $313,000 and $2 million, respectively. The sale of the TSX shares was a one-time event, thus there was no similar gain in the current year quarter. The increase in stock borrowed/loaned income is due to an increase in the average outstanding balances of stock borrowed/loaned, while the increase in revenue from the foreign joint ventures in Argentina and Turkey is attributed to an increase in commissions, investment advisory fees, and interest revenue, which are improving based on the same fundamentals as the U.S. and Canadian businesses - a strengthening economy and improving equity markets.

Liquidity and Capital Resources

At December 26, 2003 and September 26, 2003 the Company had loans payable of approximately $203 million and $167 million, respectively. The balance at December 26, 2003 is comprised of a $47 million mortgage on its home-office complex, $101 million in Federal Home Loan Bank advances (used to fund operations at RJBank), and $55 million on a three year term loan. The increase from yearend is attributable to an increase in Federal Home Loan Bank advances of $40.5 million. The additional borrowings were necessary due to the decline in  RJBank's customer deposits of approximately $100 million related primarily to investors returning to the equity markets. Additionally, RJBank was growing its loan portfolio, which increased by $66 million, while its investment in available-for-sale securities declined by $38 million (due to prepayments on mortgage-backed securities). These advances are short-term in nature and have largely been repaid since quarter-end by increased customer deposits and normal cash flows from payments on mortgage loans and mortgage-backed securities.

As of December 26, 2003, consistent with year-end, the remainder of the Company's liabilities is comprised primarily of client payables of $3.9 billion at the broker-dealer subsidiaries and RJBank, as well as deposits held on stock loaned transactions of $1.2 billion. To meet its obligations to clients, the Company has approximately $2.3 billion in assets segregated pursuant to federal regulations and client receivables of $1.7 billion. In regards to the liability associated with stock loaned "deposits", the Company primarily acts as an intermediary in stock borrowed/loan transactions. As a result, the liability associated with the stock loaned transactions is almost entirely offset by the $1.1 billion receivable related to the Company's cash deposits for stock borrowed transactions.

As of December 26, 2003 both of the Company's domestic broker-dealer subsidiaries well exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was "well capitalized" under the regulatory framework for prompt corrective action. There have been no significant changes in circumstances since year-end that have affected the capital of either the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

In its Annual Report on Form 10-K for the year-ended September 26, 2003, the Company reported that it had contractual obligations of $607 million, with $98 million coming due in 2004 and another $220 million related to RJBank's commitments to extend credit, which represented potential obligations of 2004. Since year-end, the most significant changes to the Company's contractual obligations relate to the aforementioned advances from the Federal Home Loan Bank included in debt. Additionally, RJBank's commitments to extend credit decreased by $55 million to $165 million due primarily to the settlement of whole loan purchases of $77 million in the current quarter offset by additions to unfunded loan commitments of $13 million and an increase in commercial lines of credit of $8 million. However, because many of these commitments expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Additionally, in November 2003 the Company made a $5.4 million investment in Customer Asset Protection Company, a captive insurance company established by the Company and other major U.S. securities brokerage firms to provide coverage, in excess of the amounts provided for by the Securities Investors Protection Corporation, for cash and securities held in client accounts. Finally, in the current quarter the Company committed to an additional $2.8 million investment, to be made ratably on a quarterly basis throughout fiscal 2004, to Comprehensive Software Systems, Inc.

In addition to the mortgage loan, term loan, and advances from the Federal Home Loan Bank, the Company and its subsidiaries have three lines of credit denominated in U.S. dollars and one line of credit denominated in Canadian dollars, with aggregate available balances of $555 million and CDN$40 million, respectively. At December 26, 2003, the Company was in compliance with all covenants of the lines of credit, as well as the existing borrowings under the mortgage and term loans, with only $190,000 drawn against these lines of credit.

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

Factors Affecting "Forward-Looking Statements"

From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make verbal statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) changes in regulatory requirements which could affect the cost of doing business or the profitability of certain segments of the Company's business; (v) fluctuations in currency rates; (vi) general economic conditions, both domestic and international; (vii) changes in the rate of inflation and related impact on securities markets; (viii) competition from existing financial institutions and other new participants in the securities markets; (ix) legal developments affecting the litigation experience of the Company or the securities industry generally; (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company; (xi) natural disasters; (xii) political and military events which would affect the United States of America or world markets, or which could disrupt the Company's communications and securities processing capabilities or other operations; and (xiii) changes in investor confidence which could adversely affect the sale of the Company's products and services. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements.

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

Valuation of Securities and Other Assets

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value, including: cash, cash equivalents, and securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income, depending on the underlying purpose of the instrument. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values, the Company uses estimated fair values as determined by management. Fair values for certain derivative contracts are obtained from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. However, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For example, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Goodwill

Intangible assets consist predominantly of goodwill related to the acquisitions of Roney & Co. (now part of RJA) and Goepel McDermid, Inc. (now called Raymond James Ltd). This goodwill, totaling $63 million, was allocated to the reporting units within the Private Client Group and Capital Markets segments pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets". Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized.

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of December 26, 2003, goodwill had been allocated to the following reporting units as identified by the Company: $30 million to the Private Client Group of RJA, $16 million to the Private Client Group of RJ Ltd., and $17 million to the Capital Markets segment of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both a general allowance for losses in accordance with SFAS No. 5, "Accounting for Contingencies", and a specific reserve for individually impaired loans in accordance with SFAS No. 114, "Accounting by a Creditor for Impairment of a Loan". The calculation of the general allowance is subjective as management segregates the loan portfolio into different classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each class include trends in delinquencies, volume, and terms, changes in geographic distribution, lending policies, and local, regional, and national economic conditions. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At December 26, 2003, the amortized cost of all RJBank loans was $627 million and a valuation allowance of $6.5 million was recorded against that balance. The allowance for loan losses is approximately 1% of the amortized cost of the loan portfolio and has not changed significantly since September 26, 2003.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for a general allowance for loan losses on such receivables based on historical collection experience. Additionally, the Company provides for a specific reserve on these receivables if a Financial Advisor is no longer associated with the Company and it is determined that it is probable the amount will not be collected. At December 26, 2003, the receivable from Financial Advisors was $58.3 million which is net of an allowance for doubtful accounts of $9.5 million.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations. The Company's broker-dealer subsidiaries trade tax exempt and taxable debt obligations and act as an active market maker in approximately 275 over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

The following table represents the carrying value of trading inventories associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities. The table includes net long and short fair values, which is consistent with the way risk exposure is managed.

Broker-dealer Financial Instruments with Market Risk (in 000's):
	December 26, 2003	September 26, 2003
Debt securities:
Government obligations	$ (4,253)	$ (4,061)
Corporate obligations	48,272	15,131
Municipal obligations	105,257	97,219
Total debt securities	149,276	108,289

Equity & other securities	2,758	(1,256)
Total	$152,034	$107,033

Changes in value of the Company's trading and investment inventories may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventories by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading and investment inventories is through the use of limits. As of December 26, 2003, the absolute fixed income and equity inventory limits were $1,237,000,000 and $30,300,000, respectively. The Company's trading activities were well within these limits at December 26, 2003. Additionally, for its derivative activities, primarily interest rate swaps, the company has established a limit structure that is based on factors such as interest rate risk and spread exposure. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivative instruments, mark-to-market prices are obtained from an external vendor and are compared to internal valuations. Summarized results are reviewed and a valuation adjustment is determined by management to record the instrument at estimated fair value.

RJBank maintains an investment portfolio that is comprised of mortgage-backed securities, as well as mortgage, consumer and commercial loans. Those investments are funded in part by its client obligations, including demand deposits, money market accounts, savings accounts, and certificates of deposit. Based on the banking industry and the current investment portfolio of RJBank, market risk for RJBank is limited primarily to interest rate risk. RJBank reviews interest rate risk based on net interest income, which is the net amount of interest received and interest paid. The following table represents the carrying value of RJBank's investments and liabilities that are subject to market risk.

RJBank Financial Instruments with Market Risk (in 000's):
	December 26, 2003	September 26, 2003
Debt securities
Mortgage-backed securities	$ 206,874	$ 241,211
Municipal obligations	91	90
Total debt securities	206,965	241,301

Loans
Loans receivable, net	627,035	560,634
Loans available for sale	337	1,038
Total loans	627,372	561,672

Equity securities	5,025	3,484

Total investments	$ 839,362	$ 806,457

Deposits
Demand deposits - non-interest bearing	$ 2,060	$ 1,342
Demand deposits - interest bearing	5,613	7,040
Money market accounts	17,901	19,682
Savings accounts	545,998	645,563
Certificates of deposit	108,221	105,888
	679,793	779,515

Federal home loan bank advances	100,500	60,000
Total liabilities	$ 780,293	$ 839,515

 Interest Rate Risk

RJA is exposed to interest rate risk as a result of maintaining trading inventories of fixed income instruments, which are sensitive to changes in interest rates. The Company monitors the Value at Risk ("VaR") in its fixed income cash and derivative trading portfolios on a daily basis. Using a variance/covariance methodology, VaR is a method for estimating the potential loss in the Company's fixed income portfolio due to adverse market movements over a defined time horizon with a specified confidence level.

A standard regulatory-type data set is used (one year historical observation period, 0% exponential decay) and the results are compared daily against those obtained using corresponding data with a 6% exponential decay factor. VaR is reported at a 99% confidence level, based on a 1-day holding period; this is consistent with the Company's high-turnover trading activity, which is based on supporting client sales activity. This means that there is a one in 100 chance that daily trading net revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR. However, shortfalls on a single day can exceed reported VaR by significant amounts. Shortfalls can also accumulate over a longer time horizon, such as a number of consecutive trading days.

The following table sets forth the high, low and average VaR for the Company's overall portfolio during the quarter ended December 26, 2003, with the corresponding dollar value of the Company's portfolio ($ in 000's):
	High	Low	Average
VaR	$ 1,144	$ 235	$ 577
Portfolio value (net)	$107,000	$73,000	$ 94,000
VaR as a percent of portfolio value	1.07%	0.32%	0.65%

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

Additional information is discussed under Derivative Financial Instruments in Note 9 of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

As noted above, RJBank reviews interest rate risk based on net interest income. One of the core objectives of RJBank's Asset/Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The Asset/Liability Management Committee uses several measures to monitor and limit RJBank's interest rate risk including scenario analysis, interest repricing gap analysis and limits, and net portfolio value limits. Model-based scenario analysis is used to monitor and report the interest rate risk positions, and analyze alternative strategies.

Net interest income is the net amount of interest received less interest paid. This involves large volumes of contracts and transactions, and numerous different products. Simulation models and estimation techniques are used to assess the sensitivity of the net interest income stream to movements in interest rates. Assumptions about consumer behavior play an important role in these calculations; this is particularly relevant for loans such as mortgages where the client has the right, but not the obligation, to repay before the scheduled maturity. On the liability side, the re-pricing characteristics of deposits are based on estimates since the rates are not coupled to a specified market rate.

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 1.01% in the first year after the rate jump, whereas a downward shift of the same magnitude would decrease RJBank's net interest income by 23.1%. These sensitivity figures are based on positions as of December 31, 2003, and are subject to certain simplifying assumptions, including that management takes no corrective action. This asymmetric outcome is largely due to the historically low levels of interest rates in the United States leading to unprecedented pre-payment behavior and allowing for only limited opportunity to adjust rates downward on the liability side.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 23 traders. The average aggregate inventory held for proprietary trading during the quarter-ended December 26, 2003 was CDN$4,452,257. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

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

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports of Form 8-K

During the quarter, the Company filed the following Current Reports on Form 8-K:
(i)	A Current Report on Form 8-K dated and filed January 14, 2004 pertaining to the Company's results of operations for the quarter ended December 26, 2003.

(ii)

Current Report on Form 8-K dated November 14, 2003 and filed on November 17, 2003, pertaining to a press release announcing communication from the SEC, NASD, and NYSE concerning mutual fund commission discounts.

(iii)	Current Report on Form 8-K dated October 21, 2003 and filed on October 22, 2003, pertaining to the Company's results of operations for the quarter ended September 26, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 6, 2004	/s/ Thomas A. James
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

Date: February 6, 2003

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

Date: February 6, 2003

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

We hereby certify to the best of our knowledge that the quarterly report on Form 10-Q of Raymond James Financial Inc. for the quarter ending December 26, 2003 containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas A. James

Thomas A. James

Chief Executive Officer

/s/ Jeffrey P. Julien

Jeffrey P. Julien

Chief Financial Officer

Dated: February 6, 2003