Form 10-Q
period 2004-03-26
RAYMOND JAMES FINANCIAL INC
filed 2004-05-07
CIK 720005

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

[ X ]	ccccccccccc	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	cc	March 26, 2004

OR

[ ]	cccccccccccc	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	ccccccccccccccccccccc	To

Commission file number   1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	cccccccccccccccccccccccccccccccccc	No. 59-1517485
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

73,572,919 shares of Common Stock as of May 05, 2004.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Unaudited)
	March 26,	September 26,
	2004	2003

	($ in thousands)
ASSETS
Cash and cash equivalents	$ 548,232	$ 734,631
Assets segregated pursuant to federal regulations:
Cash and cash equivalents	1,763,111	1,000,101
Securities purchased under agreements to resell	685,885	1,236,265
Securities owned:
Trading account securities, at fair value	239,800	178,350
Available for sale securities, at fair value	189,739	244,807
Receivables:
Clients	1,808,004	1,652,218
Stock borrowed	1,461,318	1,208,562
Brokers, dealers and clearing organizations	102,997	126,715
Other	158,890	150,100
Property and equipment, net	123,834	118,285
Deferred income taxes, net	72,450	68,465
Deposits with clearing organizations	27,233	29,438
Goodwill	62,575	62,575
Investment in leveraged leases	24,779	24,947
Prepaid expenses and other assets	112,289	76,179

	$ 7,381,136	$ 6,911,638
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loans payable	$ 189,145	$ 167,210
Payables:
Clients	4,068,277	3,983,610
Stock loaned	1,594,678	1,227,151
Brokers, dealers and clearing organizations	59,712	154,757
Trade and other	167,377	157,710
Trading account securities sold but not yet purchased, at fair value	88,264	71,431
Accrued compensation, commissions and benefits	195,128	199,017
Income taxes payable	15,645	26,017

	6,378,226	5,986,903

Shareholders’ equity*
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding –0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 75,012,889 at	750	497
March 26, 2004 and 74,537,292 at Sept. 26, 2003
Shares exchangeable into common stock: 305,095	5,978	6,450
Additional paid-in capital	116,293	101,298
Accumulated other comprehensive income	1,207	604
Retained earnings	908,133	850,656

	1,032,361	959,505
Less:1,777,958 and 2,100,782 common shares
in treasury, at cost	(29,451)	(34,770)

	1,002,910	924,735

	$ 7,381,136	$ 6,911,638

See accompanying Notes to the Condensed Consolidated Financial Statements.
* All share amounts adjusted for the March 24, 2004 3-for-2 stock split.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	March 26,	March 28,	March 26,	March 28,
	2004	2003	2004	2003

Revenues:
Securities commissions and fees	$ 352,039	$ 247,557	$ 655,330	$ 485,405
Investment banking	32,065	13,740	51,791	24,948
Investment advisory fees	34,460	27,232	66,418	53,515
Interest	31,575	31,000	62,731	65,646
Net trading profits	4,512	5,456	11,291	9,163
Financial service fees	21,571	15,583	40,273	31,089
Other	15,151	9,929	28,199	25,339

Total Revenues	491,373	350,497	916,033	695,105

Interest expense	10,925	10,678	21,598	23,891

Net Revenues	480,448	339,819	894,435	671,214

Non-Interest Expenses:
Compensation, commissions and benefits	341,370	248,951	642,030	483,817
Communications and information processing	21,354	19,842	40,550	38,808
Occupancy and equipment costs	15,229	14,942	30,522	30,590
Clearance and floor brokerage	5,320	4,147	10,372	7,678
Business development	13,854	11,184	26,797	23,461
Other	16,414	16,482	38,302	39,224

Total Non-Interest Expenses	413,541	315,548	788,573	623,578

Income before provision for income taxes	66,907	24,271	105,862	47,636

Provision for income taxes	23,839	9,077	38,564	18,014

Net Income	$ 43,068	$ 15,194	$ 67,298	$ 29,622

Net Income per share-basic	$ 0.59	$ 0.21	$ 0.92	$ 0.41

Net Income per share-diluted	$ 0.58	$ 0.21	$ 0.91	$ 0.40
Weighted average common shares
outstanding-basic	73,352	72,702	73,117	72,923
Weighted average common and common
equivalent shares outstanding-diluted	74,395	73,127	74,254	73,517

See accompanying Notes to the Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Six Months Ended

	March 26,	March 28,
	2004	2003

Cash Flows from operating activities:
Net Income	$ 67,298	$ 29,622

Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	8,294	9,879
Deferred income taxes	(3,985)	(8,576)
Unrealized (gain) loss and premium amortization	(824)	1,295
Ineffectiveness of interest rate swaps accounted for as cash flow hedges	(187)	(154)
Loss on sale of property and equipment	81	-
Provision for bad debts and other accruals	13,020	20,935
Stock and option compensation expense	11,062	8,335

(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(212,630)	(153,366)
Receivables:
Clients, net	(155,561)	(73,740)
Stock borrowed	(252,756)	(72,442)
Brokers-dealers and clearing organizations	23,718	(48,289)
Other	(8,790)	10,435
Trading securities, net	(44,617)	(17,936)
Prepaid expenses and other assets	(33,766)	(11,981)

Increase (decrease) in operating liabilities:
Payables:
Clients	84,667	68,487
Stock loaned	367,527	83,838
Brokers-dealers and clearing organizations	(95,045)	54,324
Trade and other	(3,575)	(23,780)
Accrued compensation, commissions and benefits	(3,889)	(54,188)
Income taxes payable	(10,372)	(10,951)

Total adjustments	(317,628)	(217,875)

Net cash (used in) operating activities	(250,330)	(188,253)

Cash Flows from investing activities:
Additions to property and equipment, net	(13,869)	(13,520)
Purchases of available for sale securities	(2,022)	(14,631)
Sales of available for sale securities	476	-
Security maturations and repayments	56,433	102,591

Net cash provided by investing activities	41,018	74,440

Cash Flows from financing activities:
Proceeds from borrowed funds	67,955	147,040
Repayments on mortgage and borrowings	(46,020)	(2,625)
Exercise of stock options and employee stock purchases	8,917	13,233
Purchase of treasury stock	(134)	(35,927)
Cash dividends on common stock	(9,571)	(8,926)

Net cash provided by financing activities	21,147	112,795

Currency adjustments:
Effect of exchange rate changes on cash	1,766	6,512

Net (decrease) increase in cash and cash equivalents	(186,399)	5,494
Cash and cash equivalents at beginning of period	734,631	469,499

Cash and cash equivalents at end of period	$ 548,232	$ 474,993

Supplemental disclosures of cash flow information
Cash paid for interest	$ 21,426	$ 17,194

Cash paid for taxes	$ 52,921	$ 37,541

See accompanying Notes to the Condensed Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 26, 2004

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of Raymond James Financial, Inc.  (“RJF”) and its consolidated subsidiaries.  RJF is a Florida-based holding company whose subsidiaries are engaged in various financial service businesses; as used herein, the term “the Company” refers to RJF or one or more of its subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.  Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted.  Pursuant to GAAP, these unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 26, 2003.  To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates.  Certain other reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current period presentation.

The Company's quarters end on the last Friday of December, March, June and September.  Three of the Company's wholly-owned subsidiaries, Raymond James Bank (“RJBank”), Raymond James Limited (“RJ Ltd.”) and Raymond James Tax Credit Funds, Inc. (“RJ Tax Credit”) have quarters that end on the last day of each calendar quarter.  Any individually material transactions are reviewed and recorded in the appropriate fiscal quarter.

Note 2 - Effects of recently issued accounting standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which provides guidance on the consolidation of certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Such entities are referred to as variable interest entities (“VIE’s”).  FIN 46 requires that a VIE be consolidated by a business enterprise, if that enterprise is deemed to be the primary beneficiary of the VIE.  FIN 46 was effective January 31, 2003 for the Company with respect to interest in VIE’s that were obtained after that date.  With respect to interests in VIE’s existing prior to February 1, 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46R”), which provides technical corrections and extended the effective date of FIN 46 to the first reporting period that ends after March 15, 2004.

The Company fully adopted FIN 46R in the current quarter.  Under the provisions of FIN 46R the Company determined that Raymond James Employee Investment Funds I and II (the “Funds”) and Comprehensive Software Systems, Inc. (“CSS”) are VIE’s.  The Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships.  Both Funds were established as compensation and retention measures for certain qualified key employees of the Company.  The Company makes non-recourse loans to these employees for two thirds of the purchase price per unit. The loans and applicable interest are to be repaid based solely on the earnings of the Funds.  Accordingly, the Company would absorb the majority of the “expected” losses and is deemed to be the primary beneficiary.  The Company began consolidating the funds upon adoption of FIN 46R in the current quarter.  The funds have combined assets of approximately $11.2 million at March 26, 2004, none of which act as collateral for the obligation of the Funds.  The Company's exposure to loss is limited to its contributions and the loans it funded to the employee investors.  At March 26, 2004, that exposure is approximately $6.4 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system.  CSS is currently funded by capital contributions and loans from its owners. CSS had assets of  $7.8 million at March 31, 2004.  As a 25% owner, the Company committed to provide an additional $2.2 million in investments in quarterly installments through September 2004.  The Company's exposure to loss is limited to its capital contributions and amounts loaned. All capital contributions prior to the current commitment have been written off.  The carrying value of the Company’s investment in CSS was $720,000 at March 26, 2004.  The Company is not the primary beneficiary of CSS and, therefore, will not consolidate its financial results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  The statement specifies how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The statement was effective for financial instruments entered into or modified after May 31, 2003 and was effective for pre-existing instruments as of the Company’s fourth quarter of 2003.  However, in November 2003 the FASB indefinitely deferred the effective date of the statement’s provisions for certain preferred securities subject to mandatory redemption.  Adoption of the provisions of SFAS No. 150 did not have a material effect on the Company’s financial condition or results of operations.  Additionally, the Company does not expect that the deferred provisions will have a material effect on its financial condition or results of operations.

In November 2003, the FASB's Emerging Issues Task Force (“EITF") issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  The proposed guidance, as it currently exists, requires issuers to determine whether an investment is impaired, whether an impairment is other than temporary, and recognize an impairment loss equal to the difference between the investment's carrying value and its fair value.  The guidance generally determines an impairment to be other than temporary unless “positive evidence indicating that an investment's carrying amount is recoverable within a reasonable period of time outweighs negative evidence to the contrary.”  The EITF addresses debt and equity securities accounted for under both SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, as well as investments accounted for by both the equity and cost methods.  Although the task force has planned further discussions related to this topic, effective for fiscal years ending after December 15, 2003, EITF 03-1 requires disclosures for those investments with unrealized losses that have not been recognized as other-than-temporary impairments including identification of the amount of investments that have been in an unrealized loss position for more than twelve months, as well as the related unrealized loss.  The EITF will most significantly affect the Company’s available for sale securities held by RJBank.  Based on its assessment of the current guidance provided in the EITF, the Company does not believe that it has a material effect on its consolidated financial statements.

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”).  SAB 105 applies to those loan commitments that are accounted for as derivatives in accordance with paragraph three of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and contains specific guidance on measuring those loan commitments at fair value.  Additionally, it requires registrants to disclose their accounting policies related to loan commitments accounted for as derivatives, including the methods and assumptions used to estimate the fair value of the commitments, as well as any associated hedging strategies.  SAB 105 is effective for new loan commitments entered into subsequent to March 31, 2004.  The Company does not believe that the adoption of SAB 105 will have a material impact on its consolidated financial statements.

Note 3 – Trading Account Securities Owned And Securities Sold But Not Yet Purchased, at fair value (In 000's):

	March 26, 2004		September 26, 2003

	Trading	Securities	Trading	Securities
	Account	Sold but	Account	Sold but
	Securities	Not yet	Securities	Not yet
	Owned	Purchased	Owned	Purchased

Marketable:
Equities	$ 24,045	$ 25,518	$ 29,854	$ 36,243
Municipal obligations	89,267	-	97,225	5
Corporate obligations	37,639	1,699	15,728	598
Government obligations	64,935	54,043	24,947	29,008
Other	17,956	7,004	8,364	5,577
Non-marketable	5,958	-	2,232	-

	$ 239,800	$ 88,264	$178,350	$ 71,431

Note 4 - Stock-based Compensation

At March 26, 2004, the Company had nine stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 26, 2003. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  For the three months ended March 26, 2004 and March 28, 2003, the Company recognized expense of $4.0 million and $3.1 million, respectively, related to its stock-based compensation plans.

Note 5 - Commitments and Contingencies

RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit outstanding at March 31, 2004 and September 30, 2003, are as follows:

	March 31, 2004	September 30, 2003

Standby letters of credit	$ 8,990,426	$ 4,740,461
Consumer lines of credit	14,804,696	9,757,216
Commercial lines of credit	54,766,640	54,763,973
Unfunded loan commitments - variable rate	84,191,044	148,071,090
Unfunded loan commitments - fixed rate	6,131,400	2,687,000

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.  The majority of loan commitments have terms of up to one year.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary.  As of March 31, 2004, $8,990,426 of such letters of credit were outstanding, for which RJBank has a contingent liability to fund in the event the account party (on whose behalf the letter of credit was written) cannot or does not meet its financial obligations.  Of the letters of credit outstanding, $4,890,676 are underwritten as part of a larger corporate credit relationship, and the remaining $4,099,750 are fully secured by cash or securities.  In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both.  The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

Securities with carrying values of $160,790,056 and $72,811,246 at March 31, 2004 and September 30, 2003, respectively, were pledged by RJBank as collateral with the Federal Home Loan Bank for advances.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator.  Expenses of $680,109 and $653,951 were recognized in the three months ended March 26, 2004 and March 28, 2003, respectively.

In the normal course of business, the Company enters into underwriting commitments.  Transactions relating to such commitments that were open at March 26, 2004 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations.  At March 26, 2004 and September 26, 2003, the Company had client margin securities valued at $86,423,000 and $97,807,000, respectively, on deposit with a clearing organization.

The Company has guaranteed lines of credit for various foreign joint ventures as follows: four lines of credit totaling $12.5 million in Turkey and one line of credit totaling $1.3 million in Argentina.  At March 26, 2004, there were no outstanding balances on these lines of credit.  In addition, the Company has guaranteed the completion of trades with counterparties in Turkey and Argentina not to exceed $ 27 million.

The Company has committed a total of $29 million, in amounts ranging from $500,000 to $1,500,000, to 31 different independent venture capital or private equity partnerships.  As of March 26, 2004, the Company had invested $23 million of that amount.  Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million.  Of that amount, the Company has invested $8 million as of March 26, 2004.

The Company guarantees certain obligations of subsidiaries as follows: the mortgage debt of Raymond James & Associates, Inc. ("RJA") of $73 million, the interest rate swap obligations of RJ Capital Services, Inc. (a maximum exposure of $20 million), and the debt of Raymond James Credit Corporation, Inc. of $190,000, which is secured by securities held as collateral for client borrowings. The Company has also committed to guarantee obligations of RJ Tax Credit of up to $90 million upon request. RJ Tax Credit may borrow in order to fund the purchase and development of properties qualifying for tax credits, which are then sold to third parties.  This commitment is reviewed annually and currently expires in November 2004.  The borrowings are secured by properties under development. At March 31, 2004, there are no guarantees outstanding that relate to borrowings from third parties. In addition, RJ Tax Credit is committed to purchase properties, subject to due diligence, totaling $42,063,425 at March 31, 2004.

The Company has expanded its corporate headquarters with the completion of a fourth tower.  The cost for the building and adjacent garage was $33 million.  In connection therewith, the Company made a second draw of $27 million on its mortgage on January 30, 2004, which brought the total mortgage on its headquarters complex to $73 million.

In the normal course of business, certain subsidiaries of the Company act as general partner and may be contingently liable for activities of various limited partnerships.  These partnerships engaged primarily in real estate activities. In the opinion of the Company, such liabilities, if any, for the obligations of the partnerships will not in the aggregate have a material adverse effect on the Company's consolidated financial position.

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

As previously reported, the Company and Raymond James Financial Services (“RJFS”) are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. Arbitration claims or lawsuits have been filed on behalf of approximately 600 persons, of whom 45% were never clients of RJFS. In January 2004, the Company settled two groups of claims relating to this matter that were scheduled for arbitration, involving $2,000,000 in alleged losses and a claim for punitive damages.  Settlements to date are consistent with the Company's evaluation of those claims.  Arbitration proceedings for an additional group of claimants are scheduled to begin in May 2004.

As previously reported, RJFS and its counsel have been engaged in discussions with the SEC staff regarding a proposed enforcement action relating to actions of a former Financial Advisor in the RJFS Rhode Island office.  RJFS and the SEC staff were unable to reach a resolution with respect to this matter and the matter has been referred the to the full Commission for consideration.  While the Company continues to believe that no enforcement proceeding is warranted, it cannot predict what determination will be made by the SEC.

As previously reported, the Company has undertaken a review of sales of Class A load mutual funds since January 1, 2001 and will refund to clients any overcharges arising from the failure to afford applicable discounts to clients.  The Company has also determined to undertake a similar review for all sales in excess of $2,500 in 1999 and 2000 and will refund to clients any overcharges.  The Company has made provision in its financial statements reflecting an estimate of the probable impact of these refunds. At the end of the prior quarter, the Company reported an accrued liability to clients of $12.3 million with an offsetting receivable from Financial Advisors of $6.2 million.  There has been no material change in the Company’s estimate of this liability since that date.  However, the ultimate liability to clients and amount recoverable from Financial Advisors may be more than or less than the amount provided for.

RJFS, along with 15 other brokerage firms, has settled with both the SEC and NASD enforcement actions relating to the mutual fund discount issue discussed above.   RJFS was censured, paid a fine of $2.6 million and agreed to the undertakings set forth above.

The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits.  In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be.  In the opinion of the Company's management, based on currently available information, review with outside legal counsel, and consideration of amounts provided for with respect to these matters in the Company's financial statements, the ultimate resolution of these matters will not result in a material adverse effect on the consolidated financial position or results of operations of the Company, except for the possible impact of the matter noted below, which is in its initial stages.  However, resolution of one or more of these matters may have a material effect on the results of operations in any future period depending upon the ultimate resolution of these matters and upon the level of income for such period.

In April of 2004 an NASD arbitration was filed by two clients of RJA’s Switzerland branch seeking recovery of their combined losses of approximately $21 million.  The clients, a Lebanese resident and a Lebanese corporation, allege the investments, which began in mid-2000, were unsuitable and concentrated in technology stocks.  The Company anticipates contesting the allegations of this complaint and believes there are meritorious defenses; however, since investigation of the claim has just begun, the Company is unable to reasonably estimate what exposure, if any, it may have in this matter.

Note 6 - Capital Transactions

At their meeting on February 12, 2004, the Company’s Board of Directors declared a 3-for-2 stock split.  The additional shares were distributed on March 24, 2004, to shareholders of record on March 4, 2004.  All references in the Condensed Consolidated Financial Statements to amounts per share and to the number of shares outstanding have been restated to give retroactive effect to the stock split.

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended March 26, 2004 (in 000’s, except per share amounts):

	Number of	Average
	Shares Purchases (1)	Price Per Share

January	1,128	24.92
February	-	-
March	369	23.85

Total	1,497	24.73

(1)    The Company does not have a formal stock repurchase plan.  Shares are repurchased pursuant to prior authorization from the board of directors as needed to meet the demands of the employee stock compensation plans.  At March 26, 2004, in accordance with approval from the board of directors, 1,429,999 shares were available to be repurchased.

Note 7 - Regulation and Capital Requirements

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

	March 26,	September 26,
	2004	2003

Raymond James & Associates, Inc.:	($ in 000's)
Alternative method elected
Net capital as a percent of Aggregate
Debit Items	30%	31%
Net capital	$ 347,524	$ 354,013
Less: required net capital	(22,920)	(23,206)

Excess net capital	$ 324,604	$ 330,807

In accordance with the Securities and Exchange Commission's no action letter dated November 3, 1998, RJA has agreed to compute a reserve requirement for the proprietary accounts of introductory firms.  As of March 26, 2004 and September 26, 2003, RJA's deposit requirements were $498,000 and $511,000, respectively.

RJFS elected the alternative net capital requirement beginning with the month ended September 26, 2003.  At March 26, 2004 and September 26, 2003, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applied.  The net capital position of RJFS at March 26, 2004 and September 26, 2003 was as follows:

	March 26,	September 26,
	2004	2003

Raymond James Financial Services, Inc.:	(in 000's)
Alternative method elected
Net capital	$ 22,742	$ 18,837
Less: required net capital	(250)	(250)

Excess net capital	$ 22,492	$ 18,587

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA.  Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System.  The Company was not in Early Warning level 1 or level 2 at March 31, 2004 or September 26, 2003.

The Risk Adjusted Capital of RJ Ltd. was CDN$21,944,359 and CDN$11,337,490 at March 31, 2004 and, September 30, 2003, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes that, as of March 31, 2004, RJBank meets all capital adequacy requirements to which it is subject.

As of March 31, 2004, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's classification.

		Requirement for capital	To be "well capitalized" under prompt
		adequacy	corrective action
	Actual	purposes	provisions

Ratios as of March 31, 2004:
Total capital (to
risk-weighted assets)	18.4%	8.0%	10.0%
Tier I capital (to
risk-weighted assets)	17.2%	4.0%	6.0%
Tier I capital (to
average assets)	8.6%	4.0%	5.0%

Ratios as of September 30, 2003:
Total capital (to
risk-weighted assets)	16.8%	8.0%	10.0%
Tier I capital (to
risk-weighted assets)	15.7%	4.0%	6.0%
Tier I capital (to
average assets)	7.9%	4.0%	5.0%

Note 8 - Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in 000's, except per share amounts):

	Three Months Ended		Six Months Ended

	March 26,	March 28,	March 26,	March 28,
	2004	2003	2004	2003

Net income	$43,068	$15,194	$67,298	$29,622

Weighted average common shares
outstanding during the period	73,352	72,702	73,117	72,923

Additional shares assuming
exercise of stock options (1)	1,043	425	1,137	594

Weighted average diluted common shares (1)	74,395	73,127	74,254	73,517

Net income per share – basic (1)	$ 0.59	$ 0.21	$ 0.92	$ 0.41

Net income per share – diluted (1)	$ 0.58	$ 0.21	$ 0.91	$ 0.40

Securities excluded from weighted average
common shares diluted because their effect
would be antidilutive	1,291	3,180	60	2,746

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

Note 9 - Comprehensive Income

Total comprehensive income for the three and six months ended March 26, 2004 and March 28, 2003 is as follows (in 000's):

	Three Months Ended		Six Months Ended

	March 26,	March 28,	March 26,	March 28,
	2004	2003	2004	2003

Net income	$ 43,068	$ 15,194	$ 67,298	$ 29,622
Other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of tax	120	(63)	37	(2)
Unrealized gain on interest rate swaps accounted for as cash flow hedges, net of tax	422	377	1,066	582
Foreign currency translation adjustment	(407)	5,241	(501)	6,512

Total comprehensive income	$ 43,203	$ 20,749	$ 67,900	$ 36,714

Note 10 - Derivative Financial Instruments and Hedging Activities

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

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At March 31, 2004 and September 30, 2003, RJBank was party to $75.7 million and $84.5 million, respectively, in notional amount of interest rate swap agreements, and had cash of $3,497,000 and $5,723,000, respectively, pledged as interest-bearing collateral for such agreements.

Changes in the fair value of a derivative that is highly effective, as defined by SFAS 133, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in income or expense at the end of each reporting period.  When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value in the statement of financial condition, and recognizes any changes in its fair value in earnings.  For the three-months ended March 31, 2004 and 2003, RJBank recorded $55,317 and $88,716, respectively, in income from ineffective cash flow hedges.

The Company also uses interest rate swaps to offset risk in certain fixed income inventory positions. The hedged positions and the swaps are marked to market with the gain or loss recorded in the statement of operations for the period.  At March 26, 2004 and September 26, 2003, the Company had notional values of $37 million and $23 million, respectively, in interest rate swaps designed to offset risk in its fixed income trading inventory.  In addition to these hedging transactions, the Company enters into interest rate swaps with some of its institutional clients.  The net market value of all open swap positions at March 26, 2004 and September 26, 2003 was $1,922,000 and $534,000, respectively.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements.  The Company performs a credit evaluation of counterparties prior to entering into swap transactions. Currently, the Company anticipates that all counterparties will be able to fully satisfy their obligations under those agreements. The Company may require collateral from counterparties to support these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.  However, state laws may prohibit municipalities and other governmental entities from posting collateral in these transactions.

Note 11 - Segment Information

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

Raymond James Bank is a separate segment, which provides residential, consumer, and commercial loans, as well as FDIC-insured deposit accounts to clients of the Company's broker-dealer subsidiaries and to the general public.

The Other segment includes the Company's security lending business and the activities of the consolidated foreign joint ventures in emerging market countries.

Information concerning operations in these segments of business is as follows (in 000's):

	Three Months Ended		Six Months Ended

	March 26,	March 28,	March 26,	March 28,
	2004	2003	2004	2003
Revenues:
Private Client Group	$327,416	$233,122	$614,219	$461,603
Capital Markets	113,246	78,335	204,853	147,592
Asset Management	38,270	29,922	72,181	59,133
RJBank	6,897	6,993	13,455	14,987
Other	5,544	2,125	11,325	11,790

      Total
	$491,373	$350,497	$916,033	$695,105

Pre-tax Income:

Private Client Group	$ 35,028	$ 19,005	$ 62,287	$ 27,873
Capital Markets	21,610	4,712	27,625	7,794
Asset Management	8,978	2,747	13,900	8,111
RJBank	2,366	1,935	4,263	5,035
Other	(1,075)	(4,128)	(2,213)	(1,177)

Total	$ 66,907	$ 24,271	$105,862	$ 47,636

The following table presents the Company's total assets on a segment basis (in 000's):

	March 26,	September 26,
	2004	2003

Assets:

Private Client Group	$3,986,742	$3,713,602
Capital Markets	534,603	621,068
Asset Management	63,140	56,563
RJBank	871,707	911,211
Other *	1,924,944	1,609,194

Total	$7,381,136	$6,911,638

*  Includes Stock Borrowed balance of $1,461,318 and $1,208,562 at March 26, 2004 and September 26, 2003, respectively.

The Company has operations in the United States, Canada, Europe and consolidated joint ventures in India, France, Turkey, and Argentina.  Substantially all long-lived assets are located in the United States.  The following table represents revenue by country for the three and six months ended March 26, 2004 and March 28, 2003 (in 000’s).

	Three Months Ended		Six Months Ended

	March 26,	March 28,	March 26,	March 28,
	2004	2003	2004	2003

Revenues:
United States	$444,031	$322,459	$823,646	$633,409
Canada	31,968	17,431	61,906	40,665
Europe	11,514	5,816	21,046	11,574
Other	3,860	4,791	9,435	9,457

Total	$491,373	$350,497	$916,033	$695,105

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

Business and Economic Overview

As the Company’s results are highly correlated with the performance of the U.S. securities markets, the Company achieved record results for the quarter-ended March 26, 2004.  While interest rates have remained at historic lows the economy has experienced significant growth in gross domestic product and corporate profits.  As such, both individual and institutional investors have begun committing new funds to equity securities and companies have increased equity raising and investment activities.  The combined effect resulted in increases of 25%, 28%, and 43% in the Dow Jones Industrial Average, S&P500, and NASDAQ indices, respectively, during the twelve months ended March 26, 2004.  Due to this strengthening of the securities markets and a cost structure that provides for significant operating leverage, the Company’s net income increased by 163% and 127% for the three and six months ended March 26, 2004 as compared to the same periods in the prior year.  However, the positive news of the past six months has recently been tempered by concerns that are now weighing on investors.  Consumer prices have increased 1.7% from the prior year and U.S. retail sales were up 1.8% in March, which has led to concerns over possible inflation and potential interest rate increases by the Federal Reserve.  Additionally, on-going difficulties in the occupation and transition of power in Iraq, as well as terrorist threats in the Middle East and Europe have weighed on the equity markets over recent weeks.  Given the existence of these uncertainties in the current economic environment the results for the first six months of fiscal 2004 are not necessarily indicative of results for a full year.

Results of Operations – Three Months Ended March 26, 2004 Compared with the Three Months Ended March 28, 2003

Total Company

For the second quarter of fiscal 2004, the Company's net revenues increased $140.6 million, or 40%, over the same period in the prior year.  Of this increase, $104.5 million is attributable to an increase in securities commissions.  The improved performance of the equity markets contributed to this increase through both increased trade volume and appreciation of assets held in wrap-fee/commission equivalent accounts.  There was also an increase in commissions from investment banking activity, a result of the increase in the number and dollar volume of lead and co-managed public offerings in the current year.  The remainder of the increase in revenues is primarily due to investment banking revenue, investment advisory fees, and financial service fees, which increased by $18.3 million, $7.2 million, and $6.0 million, respectively.  The increase in investment banking revenue is attributed to the aforementioned increase in lead and co-managed underwritings, while the increase in both investment advisory fees and financial service fees is driven by increases in assets under management.

Net income increased $27.9 million, or 183%, to $43.1 million, or $0.58 per diluted share, from $15.2 million, or $0.21 per diluted share.  The increase is due primarily to the increase in revenues and a decrease in the effective tax rate in the current quarter of approximately two percent, attributable to state tax refunds from prior years that resulted in a $3 million contribution this quarter.  The increases were offset by higher variable expenses, primarily compensation expense.  Although variable expenses increased as would be expected, pre-tax income increased by a substantially greater percentage than revenues, demonstrating the operating leverage within the Company.

Segments

The company operates through the following five segments: Private Client Group, Capital Markets, Asset Management, RJBank, and Other.

The following tables present the revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Three Months Ended

	March 26,	March 28,	Dollar	Percentage
	2004	2003	Change	Change

Revenues:
Private Client Group	$ 327,416	$ 233,122	$ 94,294	40%
Capital Markets	113,246	78,335	34,911	45%
Asset Management	38,270	29,922	8,348	28%
RJBank	6,897	6,993	(96)	(1%)
Other	5,544	2,125	3,419	161%

      Total
	$ 491,373	$ 350,497	$ 140,876	40%

	Three Months Ended

	March 26,	March 28,	Dollar	Percentage
	2004	2003	Change	Change

Pre-tax Income:
Private Client Group	$ 35,028	$ 19,005	$ 16,023	84%
Capital Markets	21,610	4,712	16,898	359%
Asset Management	8,978	2,747	6,231	227%
RJBank	2,366	1,935	431	22%
Other	(1,075)	(4,128)	3,053	(74%)

      Total
	$ 66,907	$ 24,271	$ 42,636	176%

Private Client Group

The Private Client Group segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the Unites States, Canada, and the United Kingdom.  The Private Client Group Financial Advisors provide financial planning and securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments and insurance products.  This segment accounts for the majority of the Company's revenues (67% of total company revenue for the three months ended March 26, 2004).  It generates revenue principally through the commissions generated by the sales of the above products, fees from wrap fee accounts, and the interest revenue generated on client margin loans and cash balances.  The Company charges commissions to its Private Client Group clients based on established commission schedules or through asset-based fee alternatives that clients can elect as an alternative to traditional commissions.

The success of the Private Client Group is dependent upon the quality and integrity of its Financial Advisors (and other associates) and the Company's ability to attract, retain, and motivate a sufficient number of these associates.  The Company faces competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, and banking institutions.  The Company currently offers several alternative affiliation structures for Financial Advisors, the largest of which are the traditional branch setting, under which the Financial Advisors are employees of the Company and the costs associated with running the branch are incurred by the Company, and the independent contractor model, under which the Financial Advisors are responsible for all of their own direct costs.  Accordingly, the independent contractor Financial Advisors are paid a larger percentage of commissions and fees.  By offering alternative models to potential and existing Financial Advisors, the Company is able to effectively compete with a wide variety of other brokerage firms for qualified Financial Advisors, as Financial Advisors are able to choose the model that best suits their practice and profile.  As of March 26, 2004 the Company had over 4,800 Private Client Group Financial Advisors.  Although this number is relatively flat (up less than 1%) when compared to the same period in the prior year, it reflects an on-going effort to create a more productive sales force by adjusting and enforcing the minimum production standards for Financial Advisors to remain with the Company.  The following tables present a summary of Private Client Group Financial Advisors as of the periods indicated:
	March 26, 2004	December 26, 2003	September 26, 2003

Private Client Group - Financial Advisors:

Employee	1,003	1,011	1,019
Independent Contractor	3,870	3,822	3,792

Total Financial Advisors	4,873	4,833	4,811

	March 28, 2003	December 27, 2002	September 27, 2002

Private Client Group - Financial Advisors:

Employee	1,079	1,160	1,167
Independent Contractor	3,757	3,635	3,617

Total Financial Advisors	4,836	4,795	4,784

For the quarter ended March 26, 2004, Private Client Group segment revenues increased $94.3 million, or 40%, when compared to the same quarter in the prior year.  This increase is due primarily to an increase in securities commissions of $85 million.  Of this increase, approximately $62.4 million is attributable to the independent contractor Financial Advisors.  As noted above, the increase in commissions can be attributed to increased trade volume, which is due to a return of the retail investor to the equity markets, as well as an increase in commissions from wrap fee asset management accounts due to the increase in the value of assets under management.  As a result of the revenue increase, pre-tax income for the Private Client Group segment grew by $16 million.

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; merger and acquisition services; public finance activities; and the syndication of investment partnerships designed to yield returns in the form of low-income housing tax credits.  The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions account for the majority of the segment's revenue and are driven primarily through trade volume, which is fueled by a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients.  Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the company is involved.  This segment includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets.  This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Capital Markets segment revenues increased by $34.9 million, or 45%, during the quarter ended March 26, 2004.  The increase is primarily attributable to an increase in sales commissions of approximately $19 million and an increase in investment banking revenue of $14.6 million.  The increase in commissions is primarily comprised of an increase in equity commissions and new issue sales credits of $10.4 million and $9.6 million, respectively, offset by a decrease in fixed income commissions of $4.5 million.  The increase in equity commissions primarily reflects the improvement in the equity markets; however, a secondary factor was the Company’s continued commitment to grow its institutional equity business, which positioned the Company well to reap the benefits of the improving equities markets.  The decline in fixed income commissions is attributable to the anticipation of rising interest rates, which has generally had the impact of attracting investors away from fixed income products.

The increase in investment banking revenue is attributable to an increase in the number and dollar value of lead and co-managed underwritings as shown in the following table.  The underwriting volume for the second quarter of fiscal 2004 continued at a historically high level for the Company and can be attributed partially to companies that may have been contemplating public offerings during the economic downturn waiting for more favorable market conditions to return.

	Three Months Ended		Six Months Ended

	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003

Number of managed/co-managed public offerings:

US	26	4	49	13
Canada	7	1	16	1

Total dollars raised (in 000's):
US	$5,722,666	$1,103,713	$9,486,659	$1,936,324
Canada (in U.S. dollars)	71,991	37,363	238,998	37,363

As a result of the aforementioned revenue increases, pre-tax income increased $16.9 million, or 359%, demonstrating the operating leverage in this segment.

Asset Management

The Asset Management segment includes investment portfolio management services, mutual fund management, and private equity management.  Investment portfolio management services include both proprietary and selected outside money managers.  The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for investment portfolios and mutual funds.  Investment advisory fees are charged based on asset values either at a single point in time within the quarter, typically the beginning or end of a quarter, or based on the “average daily” balance of assets under management.  The balance of assets under management is affected by both the performance of the underlying investments and the new sales and redemptions of client accounts/funds.  The following table presents the assets under management as of the dates indicated.  The table includes assets held in Freedom Accounts, which are managed accounts comprised of a selected portfolio of mutual funds.

	March 26, 2004	Dec. 26, 2003	Sept. 26, 2003

Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$ 7,494,000	$ 7,141,000	$ 6,322,000
Heritage Family of Mutual Funds	8,211,000	8,075,000	8,146,000
Raymond James Consulting Services(1)	4,124,000	3,900,000	3,493,000
Awad Asset Management	1,212,000	949,000	809,000
Freedom Accounts	778,000	632,000	472,000

Total Assets Under Management	$21,819,000	$20,697,000	$19,242,000

	March 28, 2003	Dec. 27, 2002	Sept. 27, 2002

Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$ 4,990,000	$ 4,951,000	$ 4,532,000
Heritage Family of Mutual Funds	7,825,000	7,416,000	7,278,000
Raymond James Consulting Services (1)	2,810,000	3,000,000	2,887,000
Awad Asset Management	605,000	650,000	596,000
Freedom Accounts	277,000	235,000	149,000

Total Assets Under Management	$16,507,000	$16,252,000	$15,442,000

(1)        Formerly Investment Advisory Services

The increase in revenues for the Asset Management segment of $8.3 million, or 28%, for the quarter ended March 26, 2004, is due entirely to the increase in investment advisory fees.  The balance of assets billed based on a single point in time increased approximately $3.1 billion, or 39%, over the prior year quarter, while the balance of assets billed based on average balances increased approximately $976 million, or 12%, over the prior year quarter.  The combined effect of these two increases resulted in a 25% increase in the balance of assets under management on which the Company charges its clients, which corresponds with the 27% increase in investment advisory fees.  The increase in assets this quarter was a product of both asset appreciation and positive net sales.  The appreciation of assets is attributed primarily to the improving equity markets; however, given the above normal returns of the equity markets over the past year, as can be demonstrated by the growth rates of the major indices, the positive impact from market appreciation cannot be expected to continue at the same rates over the long term. As a result of the aforementioned revenue increases and a cost structure that provides for significant operating leverage, pre-tax income increased by approximately $6.2 million, or 227%, well above the rate at which revenues increased.

RJ Bank

RJ Bank provides residential, consumer, and commercial loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public.  RJBank also purchase residential whole loan packages, and partners in bank participation and corporate loan syndications.  RJBank generates revenue principally through the interest income earned on the transactions noted above offset by the interest expense it incurs on client deposits and borrowings.

For the second quarter of fiscal 2004, revenues for RJBank declined modestly from the prior year quarter, decreasing by $96,000, or 1%.  The relatively flat performance compared to the prior year is the net result of interest rates declining modestly and growth of the loan portfolio, which generally produces a higher yield than RJBank’s other investments, predominantly mortgage-backed securities.  The effect of interest rates appearing to have reached their low point in the current cycle should translate into fewer prepayments on customer loans and mortgage-backed securities, as well as improved interest rate spreads.  Additionally, the growth of the loan portfolio should continue to result in improved yields.  The combined effect of lower prepayments and an increased loan portfolio is expected to result in improved interest revenue during the remainder of fiscal year 2004.  This can already be seen when comparing interest revenue for the current quarter to the immediately preceding quarter, reflecting an increase of $453,000, or 7%.

Lower interest rates also resulted in lower interest expense, which declined by $204,000.  Combined with a decrease in the provision for loan losses of $415,000 (a result of a relatively high expense due to particularly strong growth of the loan portfolio in the prior year quarter), this resulted in a $431,000 increase in pre-tax income. During the period that new loans are originated or purchased, an allowance for loan losses is established for losses inherent in those new loans.  Accordingly, a robust period of new loan origination paradoxically results in depressed earnings in that period, due to the credit risk that is inherent in the growth of the loan portfolio, while the benefit of the higher interest earnings is realized in later periods.

Other

The Other segment principally represents securities lending activity and investments in international joint ventures.  Revenue for the segment is generated primarily by securities lending activity, which involves the borrowing and lending of securities from and to other broker-dealers and other financial institutions, generally as an intermediary.  The borrower of the securities puts up a cash deposit, commonly in excess of the market value of the securities, on which interest is earned.  Conversely, the lender receives the cash deposit and incurs interest expense accordingly.  As the Company generally acts as an intermediary between two firms that enter into a securities lending transaction, the Company earns a spread between the interest rates on the cash deposits.

The sluggish equity markets throughout much of the last two years depressed demand for securities lending activity.  However, the recent resurgence in the equity markets has resulted in an increase in average stock borrowed and loaned balances of approximately 56% and 61%, respectively, when comparing the second quarter of 2004 to the same period for 2003.  The increase in stock borrowed/loaned activity is partially offset by a decline in interest rate spreads.  The table below presents stock borrowed/loaned balances as of the periods indicated:

	March 26, 2004	March 28, 2003	December 26, 2003	December 27, 2002

	(in 000's)

Stock Borrowed	$ 1,461,318	$ 848,828	$ 1,143,544	$ 817,083
Stock Loaned	1,594,645	918,217	1,217,298	825,990

For the quarter ended March 26, 2004, the Other segment revenues and pre-tax income are both up by approximately $3 million.  These increases are due primarily to increases in interest revenue from stock borrowed/loaned transactions, revenue from foreign joint ventures, and an increase in RJF’s share of income from investment partnerships of $708,000, $929,000, and $892,00, respectively.  The increase in stock borrowed/loaned revenue is due to an increase in the average outstanding balances of stock borrowed/loaned, while the increase in revenue from the foreign joint ventures is attributed to improvements based on the same fundamentals as the U.S. and Canadian businesses - a strengthening economy and improving equity markets.  Finally, the increase in investment partnership income is primarily due to RJF’s share of income from a realized a gain of approximately $5.7 million on the redemption of a partnership’s underlying investments.  There were no similar gains in the prior year quarter.

Results of Operations – Six Months Ended March 26, 2004 Compared with the Six Months Ended March 28, 2003

Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the six month comparison.

Total Company

For the first six months of fiscal 2004, the Company's net revenues increased $223.2 million, or 33%, over the same period in the prior year.  Of this increase, $170 million, $26.8 million, and $12.9 million is attributable to an increase in securities commissions, investment banking revenue, and investment advisory fees, respectively.  As a result of the growth in net revenues and a cost structure that provides significant operating leverage, net income increased $37.7 million, or 127%, to $67.3 million, or $0.91 per diluted share, from $29.6 million, or $0.40 per diluted share.

Segments

The following tables present the revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Six Months Ended

	March 26,	March 28,	Dollar	Percentage
	2004	2003	Change	Change

Revenues:
Private Client Group	$ 614,219	$ 461,603	$ 152,616	33%
Capital Markets	204,853	147,592	57,261	39%
Asset Management	72,181	59,133	13,048	22%
RJBank	13,455	14,987	(1,532)	(10%)
Other	11,325	11,790	(465)	(4%)

      Total
	$ 916,033	$ 695,105	$ 220,928	32%

	Six Months Ended

	March 26,	March 28,	Dollar	Percentage
	2004	2003	Change	Change

Pre-tax Income:
Private Client Group	$ 62,287	$ 27,873	$ 34,414	123%
Capital Markets	27,625	7,794	19,831	254%
Asset Management	13,900	8,111	5,789	71%
RJBank	4,263	5,035	(772)	(15%)
Other	(2,213)	(1,177)	(1,036)	(88%)

      Total
	$ 105,862	$ 47,636	$ 58,226	122%

On a year-to-date basis the segments have experienced results similar to the quarter-to-date results.  For the Private Client Group, revenues and pre-tax income increase predominantly due to the improving equity markets, which resulted in an increase in commission revenues of approximately $141 million.  The Capital Markets segment’s results were driven by both commissions, which were up due to the general performance of the equity markets, and investment banking revenues, which were up due to the significant increase in the number and dollar value of lead and co-managed underwritings over the prior year.  Revenues and pre-tax income for the Asset Management segment increased $13 million and $5.8 million, respectively, due to the increase in assets under management.

RJ Bank

For the six months ended March 26, 2003, revenues for RJBank decreased by $1.5 million when compared to the same period in the prior year.  The decrease is primarily attributable to a decline in interest revenue of approximately $1 million, which is due to declining interest rates.  Interest rates were lowered by the Federal Reserve in November 2002 and again in June 2003.  The declining interest rates, along with the continued pre-payments on customer loans and mortgage-backed securities, resulted in lower interest revenue for the current year.  Due to the timing and extent of the interest rate reductions, the impact on the current quarter (see above) was not as significant as was seen in the prior quarter and the year-to-date results.

Other

Revenues for the Other segment declined by $465,000.  The prior year included the sale of RJ Ltd.’s shares of TSX (formerly their Toronto Stock Exchange seats) in the first quarter of 2003, which resulted in a pre-tax gain of $5.3 million.  Current year increases in the net interest earned on stock borrowed/loaned transactions, income from foreign joint ventures, and an increase in RJF’s share of income from investment partnerships have nearly matched this one time gain.

Liquidity and Capital Resources

At March 26, 2004 and September 26, 2003 the Company had loans payable of approximately $189 million and $167 million, respectively.  The balance at March 26, 2004 is comprised primarily of a $73 million mortgage on its home-office complex, $60 million in Federal Home Loan Bank advances (used to fund operations at RJBank), and $55 million on a three year term loan.  The increase from year-end is attributable primarily to the increase on the mortgage of the home office complex.  Upon completion of its fourth office tower in January 2004, the Company made a second draw in the amount of $27 million on its mortgage. As previously disclosed, during the prior quarter, RJBank borrowed an additional $40.5 million from the Federal Home Loan Bank.  Those advances were short-term in nature and were repaid in the current quarter from increased customer deposits and normal cash flows from payments on mortgage loans and mortgage-backed securities.

As of March 26, 2004, consistent with year-end, the Company's liabilities are comprised primarily of client payables of $4.1 billion at the broker-dealer subsidiaries and RJBank, as well as deposits held on stock loaned transactions of $1.6 billion.  To meet its obligations to clients, the Company has approximately $2.5 billion in assets segregated pursuant to federal regulations.  Additionally, the Company has client receivables of $1.8 billion.  The Company primarily acts as an intermediary in stock borrowed/loan transactions.  As a result, the liability associated with the stock loaned transactions is almost entirely offset by the $1.5 billion receivable related to the Company's cash deposits for stock borrowed transactions.

As of March 26, 2004 both of the Company's domestic broker-dealer subsidiaries well exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action.  There have been no significant changes in circumstances since year-end that have affected the capital of either the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

In its Annual Report on Form 10-K for the year-ended September 26, 2003, the Company reported that it had contractual obligations of $607 million, with $98 million coming due in 2004 and another $220 million related to RJBank's commitments to extend credit, which represented potential obligations of 2004.  Since year-end, the most significant change to the Company's contractual obligations relate to the aforementioned draw on the Company’s mortgage of its home office complex.  Additionally, RJBank's commitments to extend credit decreased by $51 million to $169 million due primarily to the settlement of whole loan purchases of $77 million in the prior quarter offset by additions to unfunded loan commitments of $13 million and an increase in consumer lines of credit of $5 million.   However, because many of these commitments expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

In addition to the mortgage loan, term loan, and advances from the Federal Home Loan Bank, the Company and its subsidiaries have several lines of credit denominated in U.S. dollars and one line of credit denominated in Canadian dollars, with aggregate available balances of $665 million and CDN$40 million, respectively.  At March 26, 2004, the Company was in compliance with all covenants of the lines of credit, as well as the existing borrowings under the mortgage and term loans, with only $191,000 drawn against these lines of credit.

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

Valuation of Trading and Available for Sale Securities

“Trading account securities” and “Available for sale securities” are reflected in the condensed consolidated statement of financial condition at fair value or amounts that approximate fair value.  In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income, depending on the underlying purpose of the instrument.  The following table presents our trading and available for sale investments segregated into cash (i.e., non-derivative) trading instruments, derivative contracts, and available for sale securities:

March 26, 2004

	Financial Instruments Owned	Financial Instruments Sold but not yet Purchased

	(in 000’s)

Cash trading instruments	$ 230,277	$ 81,260
Derivative contracts	9,523	7,004
Available for sale securities	189,739	-

Total	429,539	88,264

Cash Trading Instruments and Available for Sale Securities

When available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations to derive the fair value of the instruments.  For investments in illiquid and privately held securities that do not have readily determinable fair values, the Company uses estimated fair values as determined by management.  The following table presents the carrying value of cash trading and available for sale securities for which fair value is measured based on quoted prices or other independent sources versus those for which fair value is determined by management:

March 26, 2004

	Financial Instruments Owned	Financial Instruments Sold but not yet Purchased

	(in 000’s)
Fair value based on quoted prices and independent sources	$ 383,372	$ 81,260
Fair value determined by Management	36,644	-

Total	420,016	81,260

Derivative Contracts

Fair value for derivative contracts are obtained from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions.

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

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.  When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units.  The company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions.  However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units.  As of March 26, 2004, goodwill had been allocated to the following reporting units as identified by the Company: the Private Client Group of RJA, as well as, the Private Client Group and Capital Markets segments of RJ Ltd.  As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired.  However, changes in current circumstances or business conditions could result in an impairment of goodwill.  As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Client loans at RJBank are generally collateralized by real estate or other property.  RJBank provides for both an allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”.  The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans.  The factors taken into consideration when assigning the reserve percentage to each class include trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; and past loss history.  For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  At March 26, 2004, the amortized cost of all RJBank loans was $656 million and a valuation allowance of $6.9 million was recorded against that balance.  The allowance for loan losses is approximately 1% of the amortized cost of the loan portfolio and has not changed significantly since September 26, 2003.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for a general allowance for loan losses on such receivables based on historical collection experience. Additionally, the Company provides for a specific reserve on these receivables if a Financial Advisor is no longer associated with the Company and it is determined that it is probable the amount will not be collected.  At March 26, 2004, the receivable from Financial Advisors was $61.8 million, which is net of an allowance for doubtful accounts of $8.7 million.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices.  The Company has exposure to market risk primarily through its broker-dealer and banking operations.  The Company's broker-dealer subsidiaries trade tax exempt and taxable debt obligations and act as an active market maker in approximately 279 over-the-counter equity securities.  In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions.  Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

The following table represents the carrying value of trading inventories associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities.  The table includes net long and short fair values, which is consistent with the way risk exposure is managed.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements for the related gross long and short fair values of trading account securities.

Broker-dealer Financial Instruments with Market Risk (in 000's):
	March 26, 2004	September 26, 2003

Debt securities:
Government obligations	$ 10,892	$ (4,061)
Corporate obligations	35,940	15,130
Municipal obligations	89,267	97,220

Total debt securities	136,099	108,289

Equity & other securities	15,437	(1,370)

Total	$151,536	$106,919

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors.  The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type.  The Company's primary method of controlling risk in its trading inventory is through the use of limits.  As of March 26, 2004, the absolute fixed income and equity inventory limits were $1,237,000,000 and $30,300,000, respectively.  The Company's trading activities were well within these limits at March 26, 2004.  Additionally, for its derivative activities, primarily interest rate swaps, the company has established a limit structure that is based on factors such as interest rate risk and spread exposure.  Position limits in trading inventory accounts are monitored on a daily basis.  Consolidated position and exposure reports are prepared and distributed to senior management.  Limit violations are carefully monitored.  Management monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings.  For derivative instruments, mark-to-market prices are obtained from an external vendor and are compared to internal valuations.  Summarized results are reviewed and a valuation adjustment is determined by management to record the instrument at estimated fair value.

RJBank maintains an investment portfolio that is comprised of mortgage-backed securities, as well as mortgage, consumer and commercial loans.    Those investments are funded in part by its client obligations, including demand deposits, money market accounts, savings accounts, and certificates of deposit.  Based on the banking industry and the current investment portfolio of RJBank, market risk for RJBank is limited primarily to interest rate risk.  RJBank reviews interest rate risk based on net interest income, which is the net amount of interest received and interest paid.  The following table represents the carrying value of RJBank's assets and liabilities that are subject to market risk.

RJBank Financial Instruments with Market Risk (in 000's):
	March 31, 2004	September 30, 2003

Debt securities
Mortgage-backed securities	$ 185,112	$ 241,211
Municipal obligations	61	90

Total debt securities	185,173	241,301

Loans
Loans receivable, net	647,678	560,634
Loans available for sale	1,039	1,038

Total loans	648,717	561,672

Equity securities	4,549	3,484

Total assets	$ 838,439	$ 806,457

Deposits
Demand deposits - non-interest bearing	$ 2,121	$ 1,342
Demand deposits - interest bearing	4,945	7,040
Money market accounts	1,521	19,682
Savings accounts	572,860	645,563
Certificates of deposit	123,092	105,888

	704,539	779,515

Federal home loan bank advances	60,000	60,000

Total liabilities	$ 764,539	$ 839,515

Interest Rate Risk

RJA is exposed to interest rate risk as a result of maintaining trading inventories of fixed income instruments, which are sensitive to changes in interest rates.  The Company monitors the Value at Risk ("VaR") in its fixed income cash and derivative institutional trading portfolios on a daily basis. Using a variance/covariance methodology, VaR is a method for estimating the potential loss in the Company's fixed income portfolio due to adverse market movements over a defined time horizon with a specified confidence level.

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

The following table sets forth the high, low and average dollar value VaR for the Company's overall portfolio during the quarter ended March 26, 2004, with the corresponding dollar value of the Company's portfolio ($ in 000's):

	High	Low	Average

VaR	$ 1,160	$ 402	$ 656
Portfolio value (net)	$178,823	$100,451	$ 103,420
VaR as a percent of portfolio value	0.65%	0.40%	0.65%

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

Additional information is discussed under Derivative Financial Instruments in Note 10 of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

As noted above, RJBank reviews interest rate risk based on net interest income and equity valuation.  One of the core objectives of RJBank's Asset/Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The Asset/Liability Management Committee uses several measures to monitor and limit RJBank's interest rate risk including scenario analysis, interest repricing gap analysis and limits, and net portfolio value limits.  Model-based scenario analysis is used to monitor and report the interest rate risk positions, and analyze alternative strategies.

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios.  Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 3.4% in the first year after the rate jump, whereas a downward shift of the same magnitude would decrease RJBank's net interest income by 23.0%.  These sensitivity figures are based on positions as of March 31, 2004, and are subject to certain simplifying assumptions, including that management takes no corrective action.  This asymmetric outcome is largely due to the historically low levels of interest rates in the United States leading to unprecedented pre-payment behavior and allowing for only limited opportunity to adjust rates downward on the liability side.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd.  The U.S. broker-dealer activities are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.  The Company's Canadian broker-dealer has a proprietary trading business with 22 traders.  The average aggregate inventory held for proprietary trading during the quarter-ended March 31, 2004 was CDN$3,907,578.  The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

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

PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Reference is made to the information contained under "Commitments and Contingencies" in Note 5 of the Notes to the Condensed Consolidated Financial Statements of this form 10-Q.

As previously reported, the Company was a defendant in an action brought by the Seminole Tribe of Florida for losses experienced in their securities accounts.  The Company has reached an agreement with the Tribe to settle this matter for an amount that did not exceed the Company’s evaluation of the claim.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to information contained under “Capital Transactions” in Note 6 of the Notes to the Condensed Consolidated Financial Statements for the information required by Part II, Item 2(e).

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     Proxies for the Annual meeting of Shareholders held on February 12, 2004 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended.  Matters voted upon at the Annual Meeting of Shareholders were as follows:

1.     The election of ten directors to the Board of Directors to hold office for a term of one year.  There was no solicitation in opposition of the nominees and all such nominees were elected.

	For Individual Director	Against Individual Director

Biever, Angela M.	45,420,025	953,602
Bulkley, Jonathan A.	44,386,835	1,986,792
Godbold, Francis S.	44,844,707	1,528,920
Habermeyer, H. William	45,415,056	958,571
Helck, Chester B.	44,844,925	1,528,702
Hill Jr., Harvard H.	44,273,180	2,100,447
James, Thomas A.	44,844,855	1,528,772
Marshall, Paul W.	44,317,710	2,055,917
Shields, Kenneth A.	44,320,200	2,053,427
Simmons, Hardwick	45,330,552	1,043,075

2.     To approve Incentive Compensation Criteria for certain of the Company's Executive Officers.

For	Against	Abstain

32,522,980	3,426,260	303,272

3.     To ratify the appointment of KPMG LLP as the Company’s independent auditors by the Audit Committee of the Board of Directors.

For	Against	Abstain

45,739,150	600,659	33,818

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

Reports on Form 8-K

During the quarter, the Company filed the following Current Reports on Form 8-K:

(i)	A Current Report on Form 8-K dated and filed January 14, 2004 pertaining to the Company's results of operations for the quarter ended December 26, 2003.

(ii)

A Current Report on Form 8-K dated February 12, 2004 and filed on February 13, 2004, announcing its 3-for-2 stock split, its quarterly cash dividend, and its settlement with the SEC and NASD concerning mutual fund commission breakpoints.

(iii)	A Current Report on Form 8-K dated February 17, 2004 and filed on February 18, 2004, announcing the change of the record date for its cash dividend from March 29, 2004 to April 1, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 5, 2004	/s/ Thomas A. James
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

Date: May 5, 2004

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

Date: May 5, 2004

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

We hereby certify to the best of our knowledge that the quarterly report on Form 10-Q of Raymond James Financial Inc. for the quarter ending March 26, 2004 containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/ Thomas A. James

                                    Thomas A. James

                                    Chief Executive Officer

                                    /s/ Jeffrey P. Julien

                                    Jeffrey P. Julien

                                   Chief Financial Officer

                                    Dated:   May 5, 2005