Form 10-Q
period 2004-06-25
RAYMOND JAMES FINANCIAL INC
filed 2004-08-06
CIK 720005

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

C

For the quarterly period ended	June 25, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number   1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes     X       No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

73,762,118 shares of Common Stock as of August 04, 2004.

	c	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

		Form 10-Q for the Quarter Ended June 25, 2004

		INDEX

PART I		FINANCIAL INFORMATION	PAGE

Item 1		Condensed Consolidated Statement of Financial Condition as of June 25, 2004 and September 26, 2003 (unaudited)	3

		Condensed Consolidated Statement of Operations for the three and nine months ended June 25, 2004 and June 27, 2003 (unaudited)	4

		Condensed Consolidated Statement of Cash Flows for the nine months ended June 25, 2004 and June 27, 2003 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.		Management's Financial Discussion and Analysis	17

Item 3.		Quantitative and Qualitative Disclosure of Market Risk	25

Item 4.		Controls and Procedures	27

PART II.		OTHER INFORMATION

Item 1.		Legal Proceedings	28

Item 2.		Changes in Securities and Use of Proceeds	28

Item 6.		Exhibits and Reports on Form 8-K	28

		Signature

		Certifications

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Unaudited)
	June 25,	September 26,
	2004	2003

	($ in thousands)
ASSETS
Cash and cash equivalents	$ 669,414	$ 734,631
Assets segregated pursuant to federal regulations:
Cash and cash equivalents	2,249,143	1,000,101
Securities purchased under agreements to resell	-	1,236,265
Securities owned:
Trading account securities, at fair value	353,995	178,350
Available for sale securities, at fair value	186,424	244,807
Receivables:
Clients	1,921,872	1,652,218
Stock borrowed	1,270,400	1,208,562
Brokers, dealers and clearing organizations	65,889	126,715
Other	169,125	150,100
Property and equipment, net	123,206	118,285
Deferred income taxes, net	71,510	68,465
Deposits with clearing organizations	28,250	29,438
Goodwill	62,575	62,575
Investment in leveraged leases	24,365	24,947
Prepaid expenses and other assets	107,074	76,179

	$ 7,303,242	$ 6,911,638
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 195,047	$ 167,210
Payables:
Clients	3,992,421	3,983,610
Stock loaned	1,423,603	1,227,151
Brokers, dealers and clearing organizations	102,028	154,757
Trade and other	156,973	157,710
Trading account securities sold but not yet purchased, at fair value	169,853	71,431
Accrued compensation, commissions and benefits	225,972	199,017
Income taxes payable	4,509	26,017

	6,270,406	5,986,903
Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock*; $.01 par value; authorized
100,000,000 shares; issued 75,156,311 at
June 25, 2004 and 74,537,292 at Sept. 26, 2003	752	497
Shares exchangeable into common stock: 305,095	5,978	6,450
Additional paid-in capital	121,545	101,298
Accumulated other comprehensive income	1,001	604
Retained earnings	932,599	850,656

	1,061,875	959,505
Less:1,751,036 and 2,100,782 common shares*
in treasury, at cost	(29,039)	(34,770)

	1,032,836	924,735

	$ 7,303,242	$ 6,911,638

See accompanying Notes to Condensed Consolidated Financial Statements.
* All common stock amounts adjusted for the March 24, 2004 3-for-2 stock split. 3

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended

	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003

Revenues:
Securities commissions and fees	$ 326,701	$ 279,929	$ 982,030	$ 765,334
Investment banking	17,226	12,224	69,017	37,171
Investment advisory fees	33,517	27,829	99,934	81,344
Interest	33,271	32,364	96,001	98,010
Net trading profits	5,031	8,491	16,323	17,654
Financial service fees	20,852	18,910	61,126	49,999
Other	14,937	10,020	43,137	35,359

Total Revenues	451,535	389,767	1,367,568	1,084,871

Interest expense	11,424	11,776	33,021	35,667

Net Revenues	440,111	377,991	1,334,547	1,049,204

Non-Interest Expenses:
Compensation, commissions and benefits	319,962	270,308	961,993	754,125
Communications and information processing	20,425	19,196	60,975	58,004
Occupancy and equipment costs	14,913	14,811	45,435	45,402
Clearance and floor brokerage	5,094	5,187	15,466	12,864
Business development	15,398	13,424	42,194	36,885
Other	16,605	16,921	54,907	56,145

Total Non-Interest Expenses	392,397	339,847	1,180,970	963,425

Income before provision for income taxes	47,714	38,144	153,577	85,779

Provision for income taxes	18,101	14,582	56,665	32,596

Net Income	$ 29,613	$ 23,562	$ 96,912	$ 53,183

Net Income per share-basic	$ 0.40	$ 0.33	$ 1.32	$ 0.73
Net Income per share-diluted	$ 0.40	$ 0.32	$ 1.30	$ 0.72
Weighted average common shares
outstanding-basic*	73,592	72,789	73,275	72,878
Weighted average common and common
equivalent shares outstanding-diluted*	74,560	73,365	74,353	73,385

See accompanying Notes to Condensed Consolidated Financial Statements.
* All common stock amounts adjusted for the March 24, 2004 3-for-2 stock split.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)
continued on next page
		cc
	Nine Months Ended

	June 25,		June 27,
	2004		2003

Cash Flows from operating activities:
Net Income	$ 96,912		$ 53,183
Adjustments to reconcile net income to net
cash (used in) operating activities:
Depreciation and amortization	12,441		14,162
Deferred income taxes	(3,045)		(13,986)
Unrealized (gain) loss and premium amortization	(1,452)		2,099
Ineffectiveness of interest rate swaps accounted for
as cash flow hedges	(374)		(210)
Gain on sale of property and equipment	(9)		-
Provision for bad debts and other accruals	16,460		22,225
Stock and option compensation expense	14,136		10,089

(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(12,777)		(284,535)
Receivables:
Clients, net	(269,549)		(130,161)
Stock borrowed	(61,838)		(249,690)
Brokers-dealers and clearing organizations	60,826		(141,288)
Other	(19,025)		(3,238)
Trading securities, net	(77,223)		(58,110)
Prepaid expenses and other assets	(29,074)		(10,733)

Increase (decrease) in operating liabilities:
Payables:
Clients	8,811		189,962
Stock loaned	196,452		232,080
Brokers-dealers and clearing organizations	(52,729)		131,246
Trade and other	(17,301)		(31,906)
Accrued compensation, commissions and benefits	26,955		(20,882)
Income taxes payable	(21,508)		198

Total adjustments	(229,823)		(342,678)

Net cash (used in) operating activities	(132,911)		(289,495)
5

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)
continued from previous page
	Nine Months Ended

	June 25,	c	June 27,
	2004		2003

Cash Flows from investing activities:
Additions to property and equipment, net	(17,025)		(24,085)
Purchases of available for sale securities	(20,740)		(26,133)
Security maturations and repayments	78,496		156,931

Net cash provided by investing activities	40,731		106,713

Cash Flows from financing activities:
Proceeds from borrowed funds	79,404		307,541
Repayments on mortgage and borrowings	(51,567)		(3,000)
Exercise of stock options and employee stock purchases	11,649		15,672
Purchase of treasury stock	(275)		(35,927)
Cash dividends on common stock	(14,720)		(13,374)

Net cash provided by financing activities	24,491		270,912

Currency adjustments:
Effect of exchange rate changes on cash	2,472		10,097

Net (decrease) increase in cash and cash equivalents	(65,217)		98,227
Cash and cash equivalents at beginning of period	734,631		469,499

Cash and cash equivalents at end of period	$ 669,414		$ 567,726

Supplemental disclosures of cash flow information
Cash paid for interest	$ 32,942		$ 38,399

Cash paid for taxes	$ 81,218		$ 46,385

See accompanying Notes to Condensed Consolidated Financial Statements 6

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 25, 2004

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

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”).  SAB 105 applies to those loan commitments that are accounted for as derivatives in accordance with paragraph three of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and contains specific guidance on measuring those loan commitments at fair value.  Additionally, it requires registrants to disclose their accounting policies related to loan commitments accounted for as derivatives, including the methods and assumptions used to estimate the fair value of the commitments, as well as any associated hedging strategies.  SAB 105 is effective for new loan commitments entered into subsequent to March 31, 2004.  The adoption of SAB 105 did not have a material impact on the Company's consolidated financial statements.

On March 31, 2004, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF") in issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on the guidance to be used in determining whether an investment is “other-than-temporarily” impaired.  The FASB had previously ratified in November 2003, certain disclosure requirements that were outlined in EITF 03-1.  This EITF addresses debt and equity securities accounted for under both SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, as well as investments accounted for by both the equity and cost methods.  The guidance prescribed by EITF 03-1 in determining whether an impairment is “other-than-temporary” requires assessing such factors as the investors ability and intent to hold the impaired “investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to the cost of the investment”, as well as the severity and duration of the impairment.  Additionally, EITF 03-1 requires annual disclosures for those investments with unrealized losses that have not been recognized as other-than-temporary impairments.  The disclosure must include the amount of unrealized losses and the related fair value of the investments with unrealized losses.   These disclosures must be “segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer.”  The Company will adopt the recognition and measurement provisions in its fourth fiscal quarter of 2004.  The Company does not believe that the impact to the consolidated financial statements will be material.  The disclosure requirements will be implemented in the fiscal year 2004 annual financial statements.

On March 31, 2004 the FASB ratified the consensus reach by the Emerging Issues Task Force on EITF Issue 03-16, “Accounting for Investments in Limited Liability Companies.”  This EITF issues requires “that an investment in a Limited Liability Company (“LLC”) that maintains a “specific ownership account” for each investor – similar to a partnership capital account structure – should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or the equity method.”  These requirements are applicable for reporting periods beginning after June 15, 2004.  The Company does not believe that the adoption of EITF 03-16 will have a material impact on its consolidated financial statements

Note 3 – Trading Account Securities Owned And Securities Sold But Not Yet Purchased, at fair value (In 000's):

	June 25, 2004		September 26, 2003

	Trading	Securities	Trading	Securities
	Account	Sold but	Account	Sold but
	Securities	Not yet	Securities	Not yet
	Owned	Purchased	Owned	Purchased

Marketable:
Equities	$ 28,777	$ 19,960	$ 29,854	$ 36,243
Municipal obligations	176,340	-	97,225	5
Corporate obligations	23,803	2,376	15,728	598
Government obligations	102,297	143,274	24,947	29,008
Other	17,000	4,243	8,364	5,577
Non-marketable	5,778	-	2,232	-

	$ 353,995	$ 169,853	$178,350	$ 71,431

Note 4 – Variable Interest Entities (“VIE’s”)

Under the provisions of FASB Interpretation 46R ("FIN 46R") the Company determined that Raymond James Employee Investment Funds I and II (the “Funds”) and Comprehensive Software Systems, Inc. (“CSS”) are VIE’s.  The Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships.  Both Funds were established as compensation and retention measures for certain qualified key employees of the Company.  The Company makes non-recourse loans to these employees for two thirds of the purchase price per unit. The loans and applicable interest are to be repaid based solely on the earnings of the Funds.  The Company is deemed to be the primary beneficiary, and accordingly, consolidates the Funds, which have combined assets of approximately $10.7 million at June 25, 2004.  None of those assets act as collateral for any obligations of the Funds.  The Company's exposure to loss is limited to its contributions and the loans it funded to the employee investors.  At June 25, 2004, that exposure is approximately $9 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system.  CSS is currently funded by capital contributions and loans from its owners. CSS had assets of $7.2 million at June 30, 2004.  The Company is committed to provide an additional $1.4 million in capital contributions through September 2004.  The Company's exposure to loss is limited to its capital contributions and amounts loaned.  The Company is not the primary beneficiary of CSS and, therefore,   accounts for its investment using the equity method of accounting.  The carrying value of the Company’s investment in CSS was $1.4 million at June 25, 2004.

Note 5 - Stock-based Compensation

At June 25, 2004, the Company had nine stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 26, 2003. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  For the three months ended June 25, 2004 and June 27, 2003, the Company recognized expense of $4.2 million and $2.6 million, respectively, related to its stock-based compensation plans.

Note 6 - Commitments and Contingencies

RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit outstanding at June 30, 2004 and September 30, 2003, are as follows:

	June 30, 2004	September 30, 2003

Standby letters of credit	$ 8,556,348	$ 4,740,461
Consumer lines of credit	29,948,657	9,757,216
Commercial lines of credit	51,782,268	54,763,973
Unfunded loan commitments - variable rate	132,156,422	148,071,090
Unfunded loan commitments - fixed rate	3,216,600	2,687,000

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.  The majority of loan commitments have terms of up to one year.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary.  As of June 30, 2004, $8.6 million of such letters of credit were outstanding.  Of the letters of credit outstanding, $5.3 million are underwritten as part of a larger corporate credit relationship, and the remaining $3.3 million are fully secured by cash or securities.  In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both.  The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

At September 30, 2003 securities with carrying value of $72.8 million were pledged by RJBank as collateral with the Federal Home Loan Bank of ("FHLB") for advances.  In lieu of pledging securities for advances beginning in the current quarter, RJBank has provided the FHLB with a lien against RJBank's portfolio of residential mortgages.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator.  Expenses of $680,109 and $653,951 were recognized in the three months ended June 25, 2004 and June 27, 2003, respectively.

In the normal course of business, the Company enters into underwriting commitments.  Transactions relating to such commitments that were open at June 25, 2004 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations.  At June 25, 2004 and September 26, 2003, the Company had client margin securities valued at $86.7 million and $97.8 million, respectively, on deposit with a clearing organization.

The Company has guaranteed lines of credit for various foreign joint ventures as follows: three lines of credit totaling $12.5 million in Turkey and one line of credit totaling $1.3 million in Argentina.  At June 25, 2004, there were no outstanding balances on these lines of credit.  In addition, the Company has guaranteed the completion of trades with counterparties in Turkey and Argentina not to exceed $27 million.

The Company has committed a total of $30.9 million, in amounts ranging from $500,000 to $1,500,000, to 33 different independent venture capital or private equity partnerships.  As of June 25, 2004, the Company had invested $24.2 million of that amount.   Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million.  Of that amount, the Company has invested $8 million as of June 25, 2004.

The Company guarantees certain obligations of subsidiaries as follows: the mortgage debt of Raymond James & Associates, Inc. ("RJA") of $72.8 million, the interest rate swap obligations of RJ Capital Services, Inc. (a maximum exposure of $20 million), and the debt of Raymond James Credit Corporation, Inc. of $191,000, which is secured by securities held as collateral for client borrowings. The Company has also committed to guarantee obligations of RJ Tax Credit of up to $90 million upon request. RJ Tax Credit may borrow in order to fund the purchase and development of properties qualifying for tax credits, which are then sold to third parties.  This commitment is reviewed annually and currently expires in November 2004.  The borrowings are secured by properties under development. At June 30, 2004, there are no guarantees outstanding that relate to borrowings from third parties. In addition, at June 30, 2004, RJ Tax Credit is committed to purchase properties, subject to due diligence, totaling $88.5 million.

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

As previously reported, the Company and Raymond James Financial Services (“RJFS”) are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston.  Arbitration claims or lawsuits have been filed on behalf of approximately 600 persons, of whom 45% were never clients of RJFS.  In January 2004, the Company settled two groups of claims relating to this matter that were scheduled for arbitration, involving $2,000,000 in alleged losses and a claim for punitive damages.  Settlements to date are consistent with the Company's evaluation of those claims.  Arbitration proceedings for an additional group of claimants began in May 2004 and are scheduled to continue in August 2004.  The Company has made provision in its financial statements for its estimate of the reasonable potential exposure for these claims.

As previously reported, RJFS and the SEC staff were unable to reach a resolution regarding a proposed enforcement action alleging failure to supervise a former Financial Advisor in the RJFS Rhode Island office.  Prior to their referral to the Commission of their recommendation for enforcement action, the SEC staff notified RJFS that they proposed to recommend additional charges against the firm for violations of the anti-fraud provisions of the Federal Securities Laws, and seek payment of a material amount from RJFS if they should prevail.  The SEC staff did not point to any new or additional evidence to support this escalation of their claim against RJFS.  The Company does not believe there is a basis for these charges and continues to believe that no enforcement proceeding is warranted.  However, it cannot predict what determination will be made by the SEC.  The Company has made provision in its financial statements for its estimate of the reasonable potential exposure for this claim.  If enforcement proceedings are authorized, the Company will have the right to a full hearing before an SEC administrative law judge.

As previously reported, the Company undertook a review of sales of Class A load mutual funds in excess of $2,500 since January 1, 1999 through December 31, 2003 and has committed to refund to clients any overcharges plus applicable interest arising from the failure to afford applicable discounts to clients.  The refunds, including interest, total $9.3 million, of which $9 million has already been remitted to clients.  Of the total refunds the Company has estimated that it will recover $4.6 million from its Financial Advisors and an additional $900,000 in contributions from mutual funds.  The Company has also undertaken a review of sales of Class A load mutual funds since January 1, 2004 and, again, will refund to clients any overcharges arising from the failure to afford applicable discounts to clients.  The Company had previously made adequate provision in its financial statements reflecting the net impact of these refunds.

As previously reported, in April of 2004 an NASD arbitration was filed by two clients of RJA’s Switzerland branch seeking recovery of their combined losses of approximately $21 million.  While the Company had valid defenses to the claims, it resolved the matter for an immaterial amount without admitting any liability.

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

Note 7 – Capital Transactions

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

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended June 25, 2004 (in 000’s, except per share amounts):

	Number of	Average
	Shares Purchases (1)	Price Per Share

April	5,645	24.86
May	-	-
June	-	-

Total	5,645	24.86

The Company does not have a formal stock repurchase plan.  Shares are repurchased at the discretion of management pursuant to prior authorization from the board of directors.  On May 20, 2004, the board of directors authorized purchases of up to $75 million.  No shares have been purchased since that date.  Historically the Company has considered such purchases when the price of its stock reaches or approaches 1.5 times book value.  The decision to repurchase shares is subject to cash availability and other factors.

Note 8 - Regulation and Capital Requirements

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

	June 25,	September 26,
	2004	2003

Raymond James & Associates, Inc.:	($ in 000's)
Alternative method elected
Net capital as a percent of Aggregate
Debit Items	29%	31%
Net capital	$ 360,968	$ 354,013
Less: required net capital	(24,908)	(23,206)

Excess net capital	$ 336,060	$ 330,807

In accordance with the Securities and Exchange Commission's no action letter dated November 3, 1998, RJA has agreed to compute a reserve requirement for the proprietary accounts of introductory firms.  As of June 25, 2004 and September 26, 2003, RJA's deposit requirements were $670,000 and $511,000, respectively.

RJFS elected the alternative net capital requirement beginning with the month ended September 26, 2003.  At June 25, 2004 and September 26, 2003, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applied.  The net capital position of RJFS at June 25, 2004 and September 26, 2003 was as follows:

	June 25,	September 26,
	2004	2003

Raymond James Financial Services, Inc.:	(in 000's)
Alternative method elected
Net capital	$ 28,411	$ 18,837
Less: required net capital	(250)	(250)

Excess net capital	$ 28,161	$ 18,587

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA.  Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System.  The Company was not in Early Warning level 1 or level 2 at June 30, 2004 or September 30, 2003.

The Risk Adjusted Capital of RJ Ltd. was CDN$21.3 million (US$16.1 million) and CDN$11.3 million (US$8.4 million) at June 30, 2004 and September 30, 2003, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes that, as of June 30, 2004, RJBank meets all capital adequacy requirements to which it is subject.

As of June 30, 2004, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's classification.

			To be "well capitalized"
		Requirement for capital	under prompt
		adequacy	corrective action
	Actual	purposes	provisions

Ratios as of June 30, 2004:
Total capital (to
Risk-weighted assets)	18.6%	8.0%	10.0%
Tier I capital (to
Risk-weighted assets)	17.3%	4.0%	6.0%
Tier I capital (to
average assets)	8.4%	4.0%	5.0%

Ratios as of September 30, 2003:
Total capital (to
Risk-weighted assets)	16.8%	8.0%	10.0%
Tier I capital (to
Risk-weighted assets)	15.7%	4.0%	6.0%
Tier I capital (to
average assets)	7.9%	4.0%	5.0%

Note 9 - Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in 000's, except per share amounts):

	Three Months Ended		Nine Months Ended

	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003

Net income	$29,613	$23,562	$96,912	$53,183

Weighted average common shares
outstanding during the period	73,592	72,789	73,275	72,878

Additional shares assuming
exercise of stock options (1)	968	576	1,078	507

Weighted average diluted common shares	74,560	73,365	74,353	73,385

Net income per share – basic	$ 0.40	$ 0.33	$ 1.32	$ 0.73

Net income per share – diluted	$ 0.40	$ 0.32	$ 1.30	$ 0.72

Securities excluded from weighted average
common shares diluted because their effect
would be antidilutive	1,382	2,521	103	2,702

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

Note 10 - Comprehensive Income

Total comprehensive income for the three and nine months ended June 25, 2004 and June 27, 2003 is as follows (in 000's):

	Three Months Ended		Nine Months Ended

	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003

Net income	$ 29,613	$ 23,562	$ 96,912	$ 53,183
Other comprehensive income:
Unrealized (loss) on securities available for sale, net of tax	(230)	(92)	(193)	(94)
Unrealized gain on interest rate swaps accounted for as cash flow hedges, net of tax	717	364	1,783	946
Foreign currency translation adjustment	(692)	3,584	(1,193)	10,097

Total comprehensive income	$ 29,408	$ 27,418	$ 97,309	$ 64,132

Note 11 - Derivative Financial Instruments and Hedging Activities

The Company makes limited use of derivative financial instruments in certain of its businesses. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, while others are designed to offset risk within fixed income inventories.  In addition, the Company acts as a dealer/agent in matched book swap transactions.  The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivatives and hedging activities.  These statements establish standards for designating a derivative as a hedge.  Derivatives in a broker-dealer or those that do not meet the criteria for designation as a hedge are accounted for as trading account assets, and recorded at fair value in the statement of financial condition with the gain or loss recorded in the statement of operations for the period.

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At June 30, 2004 and September 30, 2003, RJBank was party to $71.6 million and $84.5 million, respectively, in notional amount of interest rate swap agreements, and had cash of $2.4 million and $5.7 million, respectively, pledged as interest-bearing collateral for such agreements.

Changes in the fair value of a derivative that is highly effective, as defined by SFAS 133, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in income or expense at the end of each reporting period.  When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value in the statement of financial condition, and recognizes any changes in its fair value in earnings.  For the three-months ended June 30, 2004 and 2003, RJBank recorded $176,347 and $156,364, respectively, in income from ineffective cash flow hedges.

The Company also uses interest rate swaps to offset risk in certain fixed income inventory positions. The economically hedged positions and the swaps are marked to market with the gain or loss recorded in the statement of operations for the period.  At June 25, 2004 and September 26, 2003, the Company had notional values of $50 million and $23 million, respectively, in interest rate swaps designed to offset risk in its fixed income trading inventory.  In addition to these economically hedged transactions, the Company enters into interest rate swaps with some of its institutional clients.  The net market value of all open swap positions at June 25, 2004 and September 26, 2003 was $5,135,000 and $534,000, respectively.

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

Note 12 - Segment Information

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

The Private Client Group segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada and the United Kingdom.  These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients.  The segment includes net interest earnings on client margin loans and cash balances.  Additionally, this segment includes the correspondent clearing services that the Company provides to other broker-dealer firms.

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

The Asset Management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management, Inc., and the Raymond James & Associates asset management services division, mutual fund management by Heritage Asset Management, Inc., private equity management by Raymond James Capital, Inc., and trust services of Raymond James Trust Company and Raymond James Trust Company West.  In addition to the asset management services noted above, this segment also offers fee-based programs to clients who have contracted for portfolio management services from outside money managers.

Raymond James Bank is a separate segment, which provides consumer, residential, and commercial loans, as well as FDIC-insured deposit accounts to clients of the Company's broker-dealer subsidiaries and to the general public.

The Other segment includes the Company's securities lending business and the activities of the consolidated foreign joint ventures in emerging market countries.

Information concerning operations in these segments of business is as follows (in 000's):

	Three Months Ended		Nine Months Ended

	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Revenues:
Private Client Group	$ 311,509	$263,096	$ 925,728	$ 724,699
Capital Markets	89,151	85,132	294,004	232,724
Asset Management	36,956	30,278	109,137	89,411
RJBank	7,099	6,890	20,554	21,877
Other	6,820	4,371	18,145	16,160

      Total
	$ 451,535	$389,767	$1,367,568	$1,084,871

Pre-tax Income:

Private Client Group	$ 27,835	$ 22,498	$ 90,122	$ 50,371
Capital Markets	10,197	10,872	37,822	18,667
Asset Management	7,485	4,332	21,385	12,443
RJBank	2,775	2,704	7,038	7,739
Other	(578)	(2,262)	(2,790)	(3,441)

Total	$ 47,714	$ 38,144	$ 153,577	$ 85,779

The following table presents the Company's total assets on a segment basis (in 000's):

	June 25,	September 26,
	2004	2003

Assets:

Private Client Group
$3,853,869

$3,713,602

Capital Markets	722,018	621,068
Asset Management	69,103	56,563
RJBank	918,306	911,211
Other *	1,739,946	1,609,194

Total	$7,303,242	$6,911,638

*  Includes Stock Borrowed balance of $1,270,400 and $1,208,562 at June 25, 2004 and September 26, 2003, respectively.

The Company has operations in the United States, Canada, Europe and joint ventures in India, France, Turkey, and Argentina.  Substantially all long-lived assets are located in the United States.  The following table represents revenue by country for the three and nine months ended June 25, 2004 and June 27, 2003 (in 000’s).

	Three Months Ended		Nine Months Ended

	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Revenues:
United States	$408,457	$359,834	$1,232,103	$ 979,939
Canada	25,621	19,708	87,527	60,128
Europe	13,379	6,219	38,281	31,255
Other	4,078	4,006	9,657	13,549

Total	$451,535	$389,767	$1,367,568	$1,084,871

While the dollar amount invested in emerging market joint ventures is only $4.5 million, these investments carry greater risk than amounts invested in developed markets.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(The following discussion should be read in conjunction with the Segment Information included in the Notes to Condensed Consolidated Financial Statements).

Business and Economic Overview

Generally the Company’s revenues are highly correlated to both the overall transaction volume and the general direction of the U.S. equity markets.  Due to the substantial portion of fixed costs throughout the Company's various operations, changes in revenue normally have a disproportionate effect on net income.

During the March to June quarter of the prior year the economy began to stabilize and grow, which resulted in investors and issuers returning to the equity markets.  Accordingly, the Company’s results have steadily improved since that time, peaking with the record results of the prior quarter.  Comparisons of the current quarter and year-to-date periods to the corresponding periods in the prior year demonstrate significant improvements in the company’s performance, but the comparative increases are beginning to moderate as the results of the prior year strengthened in the second half of the fiscal year.  After rising dramatically during the twelve months ended March 2004, the major equity-market indices have begun to level off and fluctuate within a more narrow range.  Despite this leveling off, the equity markets were still at levels higher than those in the prior year, and the Company's net revenues grew by 16% and 27% for the three and nine months ended June 25, 2004 as compared to the prior year periods.  This strengthening of the securities markets, coupled with a cost structure that provides for significant operating leverage, resulted in the Company’s net income increasing by 26% and 82% for the three and nine months ended June 25, 2004 as compared to the same periods in the prior year.

The positive results of the first six months of the Company’s fiscal year were tempered late in the June quarter by concerns over inflation and potential interest rate increases.  Additionally, difficulties in the occupation and transition of power in Iraq, as well as terrorist threats in the Middle East and Europe, were being contemplated by investors.  Further, equity market indices had experienced a significant increase during the prior twelve months.  As a result investors became cautious and the rate of growth seen in the equity markets earlier in the year began to slow, despite generally healthy increases in corporate profits.

The economic outlook for the remainder of the year is still full of uncertainty.  During the nine months ended June 25, 2004 interest rates remained at historic lows and the economy experienced significant growth in gross domestic product and corporate profits, creating fears of inflation.  Accordingly, the Federal Reserve increased interest rates by 25 basis points on June 30, 2004. However, consumer prices rose by only 0.3 percent in June, which was lower than expected and is evidence that inflation may not impose an immediate concern to the economy, which prompted the Federal Reserve to commit to only a gradual rise in interest rates as long as inflationary pressures remain in check.  Oil prices, on the other hand, recently reached new highs.  Further, there are fears that the economy is not expanding as quickly as it was during the early part of the year, which raises questions about the extent of the recovery and future job growth.  Given the existence of these uncertainties in the current economic environment, the results for the first nine months of fiscal 2004 are not necessarily indicative of results for the fourth quarter and full year.

Results of Operations – Three Months Ended June 25, 2004 Compared with the Three Months Ended June 27, 2003

Total Company

For the third quarter of fiscal 2004, the Company's net revenues increased $62.1 million, or 16%, over the same period in the prior year.  Of this increase, $46.7 million is attributable to an increase in securities commissions.  The improved performance of the equity markets contributed to this increase through both increased trade volume and appreciation of assets held in wrap-fee/commission equivalent accounts.  There was also an increase in commissions from investment banking activity, a result of the increase in the number and dollar volume of lead and co-managed public offerings in the current year.  The remainder of the increase in revenues is primarily due to investment banking revenue and investment advisory fees, which increased by $5 million and $5.7 million, respectively.  The increase in investment banking revenue is attributable to the aforementioned increase in lead and co-managed underwritings, while the increase in investment advisory fees is due to increases in assets under management, a result of asset appreciation and positive net sales.

Net income increased $6.1 million, or 26%, to $29.6 million, or $0.40 per diluted share, from $23.6 million, or $0.32 per diluted share.  Offsetting the increase in net revenues were increases in compensation, commissions, and benefits and business development expenses.  The increase in compensation expense is attributable primarily to commission expense, which rose with the increase in related revenues, and incentive compensation, which increased due to improved profitability.  Business development expenses increased due to the promotion of the new Advisor Choice program, which promotes the array of affiliation alternatives the Company offers Financial Advisors.  Although variable expenses increased as would be expected, pre-tax income increased by a substantially greater percentage than revenues, demonstrating the operating leverage within the Company.

Segments

The company operates through the following five segments: Private Client Group, Capital Markets, Asset Management, RJBank, and Other.

The following tables present the revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Three Months Ended

	June 25,	June 27,	Dollar	Percentage
	2004	2003	Change	Change
Revenues:
Private Client Group	$ 311,509	$ 263,096	$ 48,413	18%
Capital Markets	89,151	85,132	4,019	5%
Asset Management	36,956	30,278	6,678	22%
RJBank	7,099	6,890	209	3%
Other	6,820	4,371	2,449	56%

      Total
	$ 451,535	$ 389,767	$ 61,768	16%

	Three Months Ended

	June 25,	June 27,	Dollar	Percentage
	2004	2003	Change	Change
Pre-tax Income:
Private Client Group	$ 27,835	$ 22,498	$ 5,337	24%
Capital Markets	10,197	10,872	(675)	(6%)
Asset Management	7,485	4,332	3,153	73%
RJBank	2,775	2,704	71	3%
Other	(578)	(2,262)	1,684	74%

      Total
	$ 47,714	$ 38,144	$ 9,570	25%

Private Client Group

The Private Client Group segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the Unites States, Canada, and the United Kingdom.  The Private Client Group Financial Advisors provide financial planning and securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments and insurance products.  This segment accounts for the majority of the Company's revenues (69% of total company revenue for the three months ended June 25, 2004).  It generates revenue principally through the commissions generated by the sales of the above products, fees from wrap fee accounts, and the interest revenue generated on client margin loans and cash balances.  The Company charges commissions to its Private Client Group clients based on established commission schedules or through asset-based fee alternatives that clients can elect as an alternative to traditional commissions.

The success of the Private Client Group is dependent upon the quality and integrity of its Financial Advisors (and other associates) and the Company's ability to attract, retain, and motivate a sufficient number of these associates.  The Company faces competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, and banking institutions.  The Company currently offers several alternative affiliation structures for Financial Advisors, the largest of which are the traditional branch setting, under which the Financial Advisors are employees of the Company and the costs associated with running the branch are incurred by the Company, and the independent contractor model, under which the Financial Advisors are responsible for all of their own direct costs.  Accordingly, the independent contractor Financial Advisors are paid a larger percentage of commissions and fees.  By offering alternative models to potential and existing Financial Advisors, the Company is able to effectively compete with a wide variety of other brokerage firms for qualified Financial Advisors, as Financial Advisors are able to choose the model that best suits their practice and profile.   As of June 25, 2004 the Company had over 4,900 Private Client Group Financial Advisors.  Although this number is relatively flat (up only 1.8% versus a much greater increase in commission revenue) when compared to the same period in the prior year, it reflects an on-going effort to create a more productive sales force by adjusting and enforcing the minimum production standards for Financial Advisors; as such there were declines in the number of employee Financial Advisors during certain timeframes over the past two years.  The following tables present a summary of Private Client Group Financial Advisors as of the periods indicated:

	June 25, 2004	March 26, 2004	December 26, 2003	September 26, 2003	June 27, 2003

Financial Advisors:

Employee	1,034	1,003	1,011	1,019	1,040
Independent Contractor	3,867	3,870	3,822	3,792	3,771

Total Financial Advisors	4,901	4,873	4,833	4,811	4,811

For the quarter ended June 25, 2004, Private Client Group segment revenues increased $48.4 million, or 18%, when compared to the same quarter in the prior year.  This increase is due primarily to an increase in securities commissions of approximately $43.8 million.  Of this increase, approximately $31.6 million is attributable to the independent contractor Financial Advisors.  As noted above, the increase in commissions can be attributed to increased trade volume, which was up 7% over the same quarter in the prior year, a result of the return of the retail investor to the equity markets; increased commissions from wrap fee asset management accounts, a result of the increase in asset values; and the development of a more productive population of financial advisors.  As a result of the revenue increase and operating leverage, pre-tax income for the Private Client Group segment grew by 24% or $5.3 million.

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; merger and acquisition services; public finance activities; and the syndication of investment partnerships designed to yield returns in the form of low-income housing tax credits.  The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions account for the majority of the segment's revenue and are driven primarily through trade volume, which is fueled by a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients.  Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the company is involved.  This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets.  This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Capital Markets segment revenues increased by $4 million, or 5%, during the quarter ended June 25, 2004.  The increase is primarily attributable to increases in institutional equity sales commissions and investment banking revenue, net of lower fixed income commissions and trading profits.  For the quarter, overall commission revenue was consistent with the prior year quarter, but this result was comprised of an increase in equity commissions of $10.9 million, offset by a decrease in fixed income commissions of $10.3 million.  The increase in equity commissions primarily reflects the improvement in the equity markets.  The decline in fixed income commissions is attributable to the anticipation of rising interest rates, which has led institutional investors to defer purchases of fixed income products.

Investment banking revenue increased by $2.1 million and is attributable to an increase in the number and dollar value of lead and co-managed underwritings as shown in the following table.  The dollars raised in the current quarter offerings eclipsed even the levels obtained in the prior quarter, a particularly strong quarter for the Company in terms of the number of underwritings in which it participated. This level of underwriting activity and dollars raised can be partially attributed to companies that may have been contemplating public offerings during the economic downturn waiting for more favorable market conditions to return.

	Three Months Ended		Nine Months Ended

	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

Number of managed/co-managed public offerings:

US	22	18	71	31
Canada	5	3	21	4

Total dollars raised(in 000's):
US	$6,599,814	$3,640,654	$16,086,473	$5,576,978
Canada (in U.S. dollars)	13,529	39,437	252,527	76,801

The decline in pre-tax income of $675,000 is attributable to a combination of increases in equity commission revenues and investment banking activity offset by declines in fixed income commissions and increases in commission expense and performance compensation.

Asset Management

The Asset Management segment includes investment portfolio management services, mutual fund management, and private equity management.  Investment portfolio management services include both proprietary and selected outside money managers.  The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for investment portfolios and mutual funds.  Investment advisory fees are charged based on asset values either at a single point in time within the quarter, typically the beginning or end of a quarter, or based on the “average daily” balance of assets under management.  Assets under management are affected by both the performance of the underlying investments and the new sales and redemptions of client accounts/funds.  The following table presents the assets under management for investment portfolios and mutual funds as of the dates indicated.  The table includes assets held in Freedom Accounts, which are managed accounts comprised of a selected portfolio of mutual funds.

	Jun 25, 2004	March 26, 2004	Dec. 26, 2003	Sept. 26, 2003
Assets Under Management(in 000's):

Eagle Asset Management, Inc.	$ 8,741,480	$ 8,535,369	$ 8,168,003	$ 7,200,468
Heritage Family of Mutual Funds	8,187,760	8,211,302	8,075,064	8,145,806
Asset Management Services - SMA Programs(1)	4,627,848	4,417,214	4,076,956	3,653,276
Awad Asset Management	1,412,507	1,329,970	1,056,320	901,224
Freedom Accounts	889,007	778,000	631,383	475,465

Total Assets Under Management	$23,858,602	$23,271,855	$22,007,726	$20,376,239

Less: Assets Managed for Related Parties	1,726,451	1,452,875	1,310,292	1,134,555

Total Third Party Assets Under Management	$22,132,151	$21,818,980	$20,697,434	$19,241,684

	June 27, 2003	March 28, 2003	Dec. 27, 2002	Sept. 27, 2002
Assets Under Management(in 000's):

Eagle Asset Management, Inc.	$ 6,493,729	$ 5,703,000	$ 5,685,000	$ 5,205,000
Heritage Family of Mutual Funds	8,049,887	7,825,207	7,415,613	7,278,020
Asset Management Services – SMA Programs (1)	3,380,285	2,922,727	3,122,644	3,000,303
Awad Asset Management	824,683	676,346	729,141	673,549
Freedom Accounts	383,122	277,000	235,000	149,000

Total Assets Under Management	$19,131,706	$17,404,280	$17,187,398	$16,305,872

Less: Assets Managed for Related Parties	1,059,594	1,060,821	1,171,171	1,012,830

Total Third Party Assets Under Management	$18,072,112	$16,343,459	$16,016,227	$15,293,042

(1) The SMA Programs were formerly known as Investment Advisory Services.  They consist of two separately managed account platforms, Raymond James Consulting Services and the Eagle High Net Worth Program, consisting of both external and proprietary money managers.

The increase in revenues for the Asset Management segment of $6.7 million, or 22%, for the quarter ended June 25, 2004, is due almost entirely to the increase in investment advisory fees.  The balance of assets billed based on a single point in time increased approximately $3.8 billion, or 49%, over the prior year quarter, while the balance of assets billed based on average balances increased approximately $833 million, or 10%, over the prior year quarter.  The combined effect of these two increases resulted in a 22% increase in the overall balance of assets under management.  The increase in assets this quarter was predominantly a product of asset appreciation, as well as modest positive net sales.  As a result of the aforementioned revenue increases and a cost structure that provides for significant operating leverage, pre-tax income increased by approximately $3.1 million, or 73%, well above the rate at which revenues increased.

RJ Bank

RJ Bank provides consumer, residential, and commercial loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public.  RJBank also purchases residential whole loan packages and partners in bank participations and corporate loan syndications.  RJBank generates revenue principally through the interest income earned on the transactions noted above, offset by the interest expense it incurs on client deposits and borrowings.

Overall results for RJBank were relatively flat as there has not been much asset growth or movement in interest rates.  The effect of interest rates appearing to have passed their low point in the current cycle should translate into slower prepayments on customer loans and mortgage-backed securities.  Additionally, the growth of the loan portfolio should continue to result in improved yields.

Other

The Other segment principally represents securities lending activity and investments in international joint ventures.  Revenue for the segment is generated primarily by securities lending activity, which involves the borrowing and lending of securities from and to other broker-dealers and other financial institutions, generally as an intermediary.  The borrower of the securities puts up a cash deposit, generally in excess of the market value of the securities, on which interest is earned.  Conversely, the lender receives the cash deposit and incurs interest expense accordingly.  As the Company generally acts as an intermediary between two firms that enter into a securities lending transaction, the Company earns a spread between the interest rates on the cash deposits.

The recent resurgence in the equity markets has resulted in an increase in average stock borrowed and loaned balances of approximately 46% and 52%, respectively, for the third quarter of 2004 as compared to the same period for 2003. This increase in balances has been partially offset by a decline in interest rate spreads.  The table below presents stock borrowed/loaned balances as of the periods indicated:

	June 25, 2004	March 26, 2004	December 26, 2003	September 26, 2003	June 27, 2003

	(in 000's)

Stock Borrowed	$ 1,270,400	$ 1,461,318	$ 1,143,544	$ 1,270,400	$ 1,026,075
Stock Loaned	1,423,603	1,594,645	1,217,298	1,433,603	1,066,459

For the quarter ended June 25, 2004, the Other segment revenues and pre-tax income were up by $2.4 million and $1.7 million, respectively.  In addition to the increase in interest revenue from stock borrowed/loaned transactions there was an increase in revenue from foreign joint ventures.

Results of Operations – Nine Months Ended June 25, 2004 Compared with the Nine Months Ended June 27, 2003

Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the nine month comparison.

Total Company

For the first nine months of fiscal 2004, the Company's net revenues increased $285.3 million, or 27%, over the same period in the prior year.  Of this increase, $216.7 million, $31.8 million, and $18.6 million is attributable to an increase in securities commissions, investment banking revenue, and investment advisory fees, respectively.  Net income increased $437 million, or 82%, to $969 million, or $1.30 per diluted share.  The increase is due primarily to the increase in revenues, a cost structure that provides significant operating leverage, and a decrease in the effective tax rate in the current year of approximately one percent, attributable to state tax refunds from prior years.

Segments

The following tables present the revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Nine Months Ended

	June 25,	June 27,	Dollar	Percentage
	2004	2003	Change	Change
Revenues:
Private Client Group	$925,728	$724,699	$ 201,029	28%
Capital Markets	294,004	232,724	61,280	26%
Asset Management	109,137	89,411	19,726	22%
RJBank	20,554	21,877	(1,323)	(6%)
Other	18,145	16,160	1,985	12%

      Total
	$1,367,568	$1,084,871	$ 282,697	26%

	Nine Months Ended

	June 25,	June 27,	Dollar	Percentage
	2004	2003	Change	Change
Pre-tax Income:
Private Client Group	$ 90,122	$ 50,371	$ 39,751	79%
Capital Markets	37,822	18,667	19,155	103%
Asset Management	21,385	12,443	8,942	72%
RJBank	7,038	7,739	(701)	(9%)
Other	(2,790)	(3,441)	651	19%

      Total
	$ 153,577	$ 85,779	$ 67,798	79%

On a year-to-date basis the segments have experienced results similar to the quarter-to-date results.  For the Private Client Group, revenues and pre-tax income increase predominantly due to the improving equity markets, which resulted in an increase in commission revenues of approximately $189.4 million.  The Capital Markets segment’s results were driven by both equity commissions, which were up due to the general performance of the equity markets, and investment banking revenues, which were up due to the significant increase in the number and dollar value of lead and co-managed underwritings over the prior year.  Revenues and pre-tax income for the Asset Management segment increased $19.7 million and $8.9 million, respectively, due to the 25% increase in assets under management.

RJ Bank

For the nine months ended June 25, 2004, revenues for RJBank decreased by $1.3 million when compared to the same period in the prior year.  The decrease is primarily attributable to a decline in interest revenue of approximately $750,000, which is due to declining interest rates.  The Federal Reserve lowered interest rates in November 2002 and again in June 2003.  The declining interest rates, along with the continued pre-payments on customer loans and mortgage-backed securities, resulted in lower interest revenue.  However, the decline in interest rates was partially offset by an 18.5% increase in the average loan portfolio during the current year.

Liquidity and Capital Resources

At June 25, 2004 and September 26, 2003 the Company had loans payable of approximately $195 million and $167 million, respectively.  The balance at June 25, 2004 is comprised primarily of a $73 million mortgage on its home-office complex, $60 million in Federal Home Loan Bank advances (used to fund operations at RJBank), and $50 million on a three year term loan, and various short-term borrowings totaling $12 million.  The increase from year-end is attributable primarily to the increase on the mortgage of the home office complex.  Upon completion of its fourth office tower in January 2004, the Company made a second draw in the amount of $27 million on its mortgage.

 As of June 25, 2004, consistent with year-end, the Company's liabilities are comprised primarily of client payables of $4.0 billion at the broker-dealer subsidiaries and RJBank, as well as deposits held on stock loaned transactions of $1.4 billion.  The Company primarily acts as an intermediary in stock borrowed/loan transactions.  As a result, the liability associated with the stock loaned transactions is almost entirely offset by the $1.3 billion receivable related to the Company's cash deposits for stock borrowed transactions.  To meet its obligations to clients, the Company has approximately $2.2 billion in assets segregated pursuant to federal regulations (due to superior rates in various forms of bank deposit products, the Company moved its holdings in reverse repurchase agreements, which have historically been used to partially meet the segregated asset requirements, into cash positions during the current quarter).  The Company also has client receivables of $1.9 billion.

As of June 25, 2004 both of the Company's domestic broker-dealer subsidiaries well exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action.  There have been no significant changes in circumstances since year-end that have affected the capital of the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

In its Annual Report on Form 10-K for the year-ended September 26, 2003, the Company reported that it had contractual obligations of $607 million, with $98 million coming due in 2004 and another $220 million related to RJBank's commitments to extend credit, which represented potential obligations of 2004.  Since year-end, the most significant change to the Company's contractual obligations relate to the aforementioned draw on the Company’s mortgage of its home office complex.  Additionally, RJBank's commitments to extend credit increased by $6 million to $226 million.  Because many of these commitments expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

In addition to the mortgage loan, term loan, and advances from the Federal Home Loan Bank, the Company and its subsidiaries have several lines of credit denominated in U.S. dollars and one line of credit denominated in Canadian dollars, with aggregate available balances of $665 million and CDN$40 million (US$30 million), respectively.  At June 25, 2004, the Company was in compliance with all covenants of the lines of credit, as well as the existing borrowings under the mortgage and term loans, with $12 million drawn against these lines of credit.

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

Valuation of Trading and Available for Sale Securities

“Trading account securities” and “Available for sale securities” are reflected in the condensed consolidated statement of financial condition at fair value or amounts that approximate fair value.  In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income, depending on the underlying purpose of the instrument.  The following table presents our trading and available for sale securities segregated into cash (i.e., non-derivative) trading instruments, derivative contracts, and available for sale securities:

June 25, 2004

	Financial Instruments Owned	Financial Instruments Sold but not yet Purchased

	(in 000’s)

Cash trading instruments	$ 344,940	$ 165,610
Derivative contracts	9,055	4,243
Available for sale securities	186,424	-

Total	$ 540,419	$ 169,853

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

June 25, 2004

	Financial Instruments Owned	Financial Instruments Sold but not yet Purchased

(in 000’s)
Fair value based on quoted prices and independent sources	$ 491,941	$ 165,610
Fair value determined by Management	39,423	-

Total	$ 531,364	$ 165,610

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

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.  When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units.  The company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions.  However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units.  As of June 25, 2004, goodwill had been allocated to the following reporting units as identified by the Company: the Private Client Group of RJA, as well as, the Private Client Group and Capital Markets segments of RJ Ltd.  As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired.  However, changes in current circumstances or business conditions could result in an impairment of goodwill.  As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Client loans at RJBank are generally collateralized by real estate or other property.  RJBank provides for both an allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”.  The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans.  The factors taken into consideration when assigning the reserve percentage to each class include trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; and past loss history.  For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  At June 25, 2004, the amortized cost of all RJBank loans was $644 million and a valuation allowance of $6.9 million was recorded against that balance.  The allowance for loan losses is approximately 1.1% of the amortized cost of the loan portfolio and has not changed significantly since September 26, 2003.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices.  The Company has exposure to market risk primarily through its broker-dealer and banking operations.  The Company's broker-dealer subsidiaries trade tax exempt and taxable debt obligations and act as an active market maker in approximately 300 over-the-counter equity securities.  In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions.  Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

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

Broker-dealer Financial Instruments with Market Risk (in 000's):
	June 25, 2004		September 26, 2003

Debt securities:
Government obligations	$ (40,977)		$ (4,061)
Corporate obligations	21,427		15,130
Municipal obligations	176,340		97,220

Total debt securities	156,790		108,289

Equity & other securities	27,352		(1,370)

Total	$184,142		$106,919
		25

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors.  The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type.  The Company's primary method of controlling risk in its trading inventory is through the use of limits.  As of June 25, 2004, the absolute fixed income and equity inventory limits were $1,237,000,000 and $30,300,000, respectively.  The Company's trading activities were well within these limits at June 25, 2004.  Additionally, for its derivative activities, primarily interest rate swaps, the company has established a limit structure that is based on factors such as interest rate risk and spread exposure.  Position limits in trading inventory accounts are monitored on a daily basis.  Consolidated position and exposure reports are prepared and distributed to senior management.  Limit violations are carefully monitored.  Management monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings.  Summarized results are reviewed and a valuation adjustment is determined by management to record the instrument at estimated fair value.

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

RJBank Financial Instruments with Market Risk (in 000's):
	June 30, 2004	September 30, 2003

Debt securities
Mortgage-backed securities	$ 181,792	$ 241,211
Municipal obligations	61	90

Total debt securities	181,853	241,301

Loans
Loans receivable, net	635,518	560,634
Loans available for sale	1,784	1,038

Total loans	637,302	561,672

Equity securities	4,554	3,484

Total assets with market risk	$ 823,709	$ 806,457

Deposits
Demand deposits - non-interest bearing	$ 3,241	$ 1,342
Demand deposits - interest bearing	4,777	7,040
Money market accounts	17,217	19,682
Savings accounts	613,872	645,563
Certificates of deposit	133,759	105,888

	772,866	779,515

Federal home loan bank advances	60,000	60,000

Total liabilities with market risk	$ 832,866	$ 839,515

Interest Rate Risk

RJA is exposed to interest rate risk as a result of maintaining trading inventories of fixed income instruments, which are sensitive to changes in interest rates.  The Company monitors, on a daily basis, the Value-at-Risk (“VaR”) in its institutional Fixed Income trading portfolios (cash instruments and interest rate derivatives held either as economic hedges or as customer-related positions).  Using a variance/covariance methodology, VaR is a technique for estimating the potential loss in the Company's fixed income portfolio due to adverse market movements over a defined time horizon with a specified confidence level.

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

The following table sets forth the high, low and average VaR for the Company's overall portfolio during the quarter ended June 25, 2004, with the corresponding dollar value of the Company's portfolio:

	Highest Daily VaR	Lowest Daily VaR	Daily Averages

VaR	$ 888,000	$ 396,000	$ 680,000
Portfolio value (net)	$ 142,597,000	$ 100,604,000	$ 129,492,000
VaR as a percent of portfolio value	0.62%	0.39%	0.53%

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

Additional information is discussed under Derivative Financial Instruments in Note 11 of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios.  Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 5.6% in the first year after the rate jump, whereas a downward shift of the same magnitude would decrease RJBank's net interest income by 8.2%.  These sensitivity figures are based on positions as of June 30, 2004, and are subject to certain simplifying assumptions, including that management takes no corrective action.  This asymmetric outcome is largely due to the historically low levels of interest rates in the United States leading to unprecedented pre-payment behavior and allowing for only limited opportunity to adjust rates downward on the liability side.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd.  The U.S. broker-dealer activities are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.  The Company's Canadian broker-dealer has a proprietary trading business with 22 traders.  The average aggregate inventory held for proprietary trading during the quarter-ended June 30, 2004 was CDN$4 million (US$3 million).  The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

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

PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Reference is made to the information contained under "Commitments and Contingencies" in Note 6 of the Notes to Condensed Consolidated Financial Statements of this form 10-Q.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to information contained under “Capital Transactions” in Note 7 of the Notes to Condensed Consolidated Financial Statements for the information required by Part II, Item 2(e).

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

11

Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K.).

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

During the quarter, the Company filed the following Current Reports on Form 8-K:

(i)	A Current Report on Form 8-K dated April 13, 2004 and filed April 14, 2004 pertaining to the Company's results of operations for the quarter ended March 26, 2004.

(ii)

A Current Report on Form 8-K dated May 21, 2004 and filed on May 24, 2004, announcing its quarterly cash dividend and revisions to the board of director’s authorizations to repurchase shares of the Company's stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 6, 2004	/s/ Thomas A. James
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

Date: August 6, 2004

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

Date: August 6, 2004

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

We hereby certify to the best of our knowledge that the quarterly report on Form 10-Q of Raymond James Financial Inc. for the quarter ending June 25, 2004 containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/ Thomas A. James

                                    Thomas A. James

                                    Chief Executive Officer

                                    /s/ Jeffrey P. Julien

                                    Jeffrey P. Julien

                                    Chief Financial Officer

                        Dated:   August 6, 2005