Form 10-K
period 2004-09-24
RAYMOND JAMES FINANCIAL INC
filed 2004-12-08
CIK 720005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended    September 24, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from            to

Commission file number        1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

880 Carillon Parkway, St. Petersburg, Florida	33716
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(727) 567-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2004: $1,421,357,000

Number of common shares outstanding (December 1, 2004): 73,813,000

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held on February 17, 2005. (The Company intends to file with the Commission a definitive proxy statement pursuant to Regulation 14A prior to January 20, 2005.)

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

PRINCIPAL SUBSIDIARIES

RJF's principal subsidiary, RJA is the largest full service brokerage and investment firm headquartered in the state of Florida and one of the larger retail brokerage firms in North America. RJA is a self-clearing broker-dealer engaged in most aspects of securities distribution, trading, investment banking and asset management. RJA also offers financial planning services for individuals and provides clearing services for RJFS, other affiliated entities and several unaffiliated broker-dealers. RJA is a member of the New York Stock Exchange (“NYSE”), American Stock Exchange, and most regional exchanges. It is also a member of the National Association of Securities Dealers (“NASD”) and Securities Investors Protection Corporation (“SIPC”).

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

RJ Ltd. is the Company's Canadian broker-dealer subsidiary which engages in both retail and institutional distribution and investment banking. RJ Ltd. is a member of the Toronto Stock Exchange and the Investment Dealers Association of Canada ("IDA"). Its U.S. broker-dealer subsidiary is a member of the NASD.

Eagle is a registered investment advisor serving as the discretionary manager for individual and institutional equity and fixed income portfolios.

Heritage acts as the manager of the Company's internally sponsored Heritage Family of Mutual Funds.

RJBank provides traditional banking products and services to the clients of the Company's broker-dealer subsidiaries and to the general public.

BUSINESS SEGMENTS

The Company's business has five segments: Private Client Group; Capital Markets; Asset Management; RJBank; and several operations combined in the "Other" segment. Financial information concerning RJF for each of the fiscal years ended September 24, 2004, September 26, 2003 and September 27, 2002 is included in the consolidated financial statements and notes thereto. Such information is hereby incorporated by reference.

PRIVATE CLIENT GROUP

The Company provides securities transaction and financial planning services to over one million client accounts through the RJA, RJFS, RJ Ltd., and Raymond James Investment Services (“RJIS") Private Client Group branch systems. The Company's Financial Advisors offer a broad range of financial alternatives and services, including both third party and proprietary products, while applying disciplines rooted in financial planning practices. In most cases, the Company charges commissions for sales of investment products to its Private Client Group clients based on an established commission schedule. Varying discounts, may be given, generally based upon the client's level of business, the trade size, service level provided, and other relevant factors. An increasing number of clients are electing asset-based fee alternatives instead of the traditional commission structure; in fiscal year 2004 asset-based fees from such accounts represented 20% of the Private Client Group's commission and fees.

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

The Company's Financial Advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load funds. RJA maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker-dealers, including funds managed by Heritage. Commissions on such sales generally range from 1% to 5% of the dollar value of the transaction. Sales compensation structures typically include front-end charges, “back-end” or contingent deferred sales charges, and an annual charge in the form of a fund expense.

No single client accounts for a material percentage of this segment's total business.

Private Client Group Securities Commission and Fees
For the Fiscal Years Ended:

	Sept. 24,	% of	Sept. 26,	% of	Sept. 27,	% of
	2004	Total	2003	Total	2002	Total
	($ in 000's)

Listed equity	$ 154,374	15%	$ 126,410	16%	$ 115,847	15%
OTC equities	68,223	7%	46,099	6%	50,164	6%
Fixed income *	49,075	5%	53,834	6%	43,978	6%
Mutual funds	228,001	22%	179,119	22%	195,919	25%
Asset management	251,967	25%	170,625	21%	179,658	23%
Insurance and annuity products	212,747	21%	191,283	24%	177,686	23%
UW sales credits	51,614	5%	39,539	5%	17,573	2%
Other	-	0%	-	0%	426	0%
Total Private Client Group commissions and fees	$1,016,001	100%	$ 806,909	100%	$ 781,251	100%

* Fixed Income products include municipal, corporate, government agency and mortgage-backed bonds, preferred stocks, certificates of deposits, and unit investment trusts.

Raymond James & Associates

RJA employs 861 Financial Advisors, with 76 retail branches and 18 satellites concentrated in the South, Midwest and Mid-Atlantic regions of the United States of America. RJA's Financial Advisors work in a traditional branch setting supported by local management and administrative staffs. The number of Financial Advisors per office ranges from one to 30, with the average branch supporting approximately 12 Financial Advisors.

Raymond James Financial Services

RJFS supports its 3,809 independent contractor Registered Representatives in providing products and services to their Private Client Group clients in 1,565 offices and 592 satellite offices throughout all 50 states. The number of Financial Advisors in RJFS offices ranges from one to 21. The independent contractor Financial Advisors offer individual securities and investment advice primarily to individual investors. Independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions and fees. They are permitted to conduct other businesses unrelated to their RJFS activities such as offering fixed insurance products, independent registered investment advisory services, and accounting and tax services, among others.

Through its Financial Institutions Division, RJFS offers securities to customers of financial institutions such as banks, thrifts and credit unions and has 536 Financial Advisors in 469 locations. RJFS also provides custodial, trading and other support services to unaffiliated independent investment advisors through its Investment Advisor Division. Through this program, in which there are currently 36 registered investment advisory firms, the investment advisors are able to conduct daily business online with RJFS, including trading and access to their client's account information. They also have available to them the services of RJA Asset Management.

Raymond James Ltd.

RJ Ltd. is a self-clearing broker-dealer with its own operations and information processing personnel. RJ Ltd. has 43 private client branches with 183 employee Financial Advisors and 76 independent Financial Advisors, all located in Canada.

Raymond James Investment Services Limited

The Company is a 75% shareholder of Raymond James Investment Services Limited. This entity operates an independent contractor network in the United Kingdom, and currently has 32 branch locations and 60 Financial Advisors.

RJA - Operations

RJA's operations personnel are responsible for the execution of orders, processing of securities transactions, custody of client securities, receipt, identification and delivery of funds and securities, compliance with certain regulatory and legal requirements, internal financial accounting and controls and general office administration for most of the Company's securities brokerage operations. At September 24, 2004, RJA employed 834 persons in its operations areas who provide services primarily to the Private Client Group, but also support the Company's other segments.

The Company's businesses are supported by, and are dependent upon, an extensive system of electronic data processing. These computer systems are largely developed and maintained by the 658 employees in the Company’s information technology department, most of whom are located in St. Petersburg.

The Company has developed a business continuity plan that is designed to permit continued operation of business critical functions in the event of disruptions to the St. Petersburg facility; all mission critical business departments have developed operational plans for such disruptions, and the Company has a staff who devote their full time to monitoring and facilitating those plans. In that connection, the Company maintains redundant computer capacity at its Detroit location, and conducts some of its daily operational activities from that site. Systems have been designed so that the Company can transfer all mission critical processing activities to Detroit, and personnel have been identified who are assigned responsibility for this role, including some personnel who will be required for a limited period of time to relocate to Detroit to carry out these activities if necessary.

The Company's operations were not adversely affected by the series of hurricanes that Florida experienced during the 2004 season. However, the Company did implement certain aspects of its business continuity plan to deal with the possible impact of these hurricanes. Based on this experience, the Company plans to enhance its business continuity plan to provide for a significant expansion of its operational and processing capabilities in Detroit. This process will be implemented over several years.

Clients' transactions in securities are effected on either a cash or margin basis. In margin transactions, the client pays a portion of the purchase price, and RJA makes a loan to the client for the balance, collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed to finance margin transactions. The financing of margin purchases is an important source of revenue to RJA, since the interest rate paid by the client on funds loaned by RJA exceeds RJA's cost of short-term funds. The interest rate charged to a client on a margin loan depends on the average loan balance in the client's account.

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

Capital Markets Commissions
For the Fiscal Years Ended:

	Sept. 24,	% of	Sept. 26,	% of	Sept. 27,	% of
	2004	Total	2003	Total	2002	Total
	(($ in 000's)

Equity	$ 173,594	69%	$ 95,926	48%	$ 93,215	48%
Fixed Income	77,972	31%	102,832	52%	100,144	52%

Total commissions	$ 251,566	100%	$198,758	100%	$193,359	100%

Institutional Sales

Institutional sales commissions account for a significant portion of the segment's revenue, which is fueled by a combination of general market activity, and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities. The Company's institutional clients are serviced by the RJA and RJ Ltd. Institutional Equity Departments, the RJA Fixed Income Department, the European offices of RJFS, and Raymond James Financial International Ltd, an institutional UK broker-dealer located in London. In providing securities brokerage services to its institutional clients, the Company charges its commissions on equity transactions based on trade size and the amount of business conducted annually with each institution.

The 97 domestic and overseas professionals in RJA's Institutional Equity Sales and Sales Trading Departments maintain relationships with over 1,600 institutional clients, principally in North America and Europe. In addition to the Company's headquarters in St. Petersburg, FL, RJA has institutional equity sales offices in New York, Boston, Chicago, Los Angeles, London and Geneva. RJ Ltd. has 28 institutional equity sales and trading professionals servicing predominantly Canadian institutional investors from offices in Montreal, Toronto and Vancouver. RJFS has institutional equity sales offices in Brussels, Dusseldorf, Luxembourg and Paris. European offices also provide services to high net worth clients.

RJA distributes to its institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. RJA carries inventory positions of taxable and tax-exempt securities in both the primary and secondary markets to facilitate its institutional sales activities. In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York, Chicago and 19 other cities throughout the United States of America. To assist institutional clients, the Fixed Income Research Group provides portfolio strategy analysis and municipal bond research.

Equity Research Department

The 45 domestic senior analysts in RJA's research department support the Company's institutional and retail sales efforts and publish research on approximately 573 predominantly U.S. companies. This research primarily focuses on companies in specific industries including Technology, Telecommunications, Consumer, Financial Services, Healthcare, Real Estate, Energy and Industrial Growth. Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients. RJ Ltd. has an additional 16 analysts who publish research on approximately 180 companies primarily focused in the Energy, Energy Services, Mining, Forest Products, Biotechnology, Technology, Consumer and Industrial Products, REIT and Income Trust sectors.

Equity Trading

Trading equity securities in the over-the-counter ("OTC") market involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. RJA makes markets in approximately 273 common stocks in the OTC market. Similar to the equity research department, this operation serves to support both the Company's institutional and Private Client Group sales efforts.

Equity Investment Banking

The 57 professionals of RJA's Investment Banking Group, located primarily in St. Petersburg with additional offices in Atlanta, Nashville, Chicago, Princeton, Dallas, and Houston, are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. RJ Ltd.'s Investment Banking Group consists of 20 professionals located in Calgary, Toronto and Vancouver providing equity financing and financial advisory services to corporate clients. The Company's investment banking activities focus on the same industries as those followed by the Equity Research department.

Syndicate Department

The Syndicate Department coordinates the marketing, distribution, pricing and stabilization of RJA's lead and co-managed equity underwritings. In addition to RJA's managed and co-managed offerings, this department coordinates the firm's syndicate and selling group activities in transactions managed by other investment banking firms.

Fixed Income Trading

RJA trades both taxable and tax-exempt fixed income products. The 36 taxable and 29 tax exempt RJA fixed income traders purchase and sell corporate (including high yield), municipal, government, government agency, and mortgage-backed bonds, asset backed securities, preferred stock and certificates of deposit from/to clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as an agent for their clients. RJA enters into future commitments such as forward contracts and “to be announced” securities (e.g. securities having a stated coupon and original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). In addition, a subsidiary of RJF participates in the interest rate swaps market as a principal, both for economically hedging RJA fixed income inventory and in transactions with customers.

Fixed Income Investment Banking

Fixed income investment banking includes public finance and structured finance activities. The 32 professionals in the RJA Public Finance division operate out of 7 offices (2 located in Florida, one each in Birmingham, New York, Chicago, Atlanta, and San Antonio). The Company acts as a Financial Advisor or underwriter to various municipal agencies or political subdivisions, housing developers and non-profit health care institutions. The Structured Finance Group works with a variety of issuers in the sale of asset backed securities.

In addition, RJA acts as an underwriter or selling group member for corporate bonds, mortgage-backed securities, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJA agrees to purchase the issue through a negotiated sale or submits a competitive bid.

Partnership Syndication Activities

Raymond James Tax Credit Funds, Inc. (“RJTCF”) creates multi-family real estate entities that qualify for tax credits under Section 42 of the Internal Revenue Code.  RJTCF has been an active participant in the tax credit program since its inception in 1986, and currently sponsors institutional tax credit funds that invest in a portfolio of tax credit multi-family apartments.  The only expected return on investment from these funds for institutional investors are tax credits and tax losses that can be used to reduce federal tax liability.  The primary business functions of RJTCF consist of the following: identify real estate investment opportunities that meet a general set of institutional underwriting guidelines; raise equity from institutional investors for these investments; provide asset management (property oversight of the portfolio for a 15-year compliance period); and report financial results to the investors. During fiscal 2004, RJTCF invested over $200 million for major corporations in approximately 100 real estate transactions located throughout the United States of America.  From inception, RJTCF has raised nearly $1 billion in equity and has sponsored 27 tax credit funds, with investments in over 900 tax credit projects in 43 states.

ASSET MANAGEMENT

The Company's asset management segment includes proprietary asset management operations, internally sponsored mutual funds, several small proprietary hedge funds, non-affiliated private account portfolio management alternatives, and other asset-based wrap fee programs. No single client accounts for a material percentage of this segment's total business.

Eagle Asset Management, Inc.

Eagle is a registered investment advisor with approximately $8.8 billion under management at September 24, 2004 including approximately $1.1 billion for the Heritage Family of Mutual Funds. Eagle offers a variety of equity and fixed income objectives managed by 6 portfolio management teams. Eagle's clients include individuals, pension and profit sharing plans, retirement funds, foundations, endowments, variable annuities and mutual fund portfolios. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages approximately $5.1 billion for institutional clients, including funds managed for Heritage, and approximately $3.7 billion for private client accounts.

Eagle's investment management fee generally ranges from .30% to 1.0% of asset balances per year depending upon the size and investment objective of the account.

Heritage Asset Management, Inc.

Heritage serves as investment advisor to the Heritage Family of Mutual Funds. Heritage also serves as transfer agent for all of the funds and as fund accountant for all Heritage funds except the International Equity Fund. Heritage internally manages the largest of its portfolios, the Heritage Cash Trust-Money Market Fund, which has $5.2 billion in assets, and also the Intermediate Government Fund. Portfolio management for the Diversified Growth Fund, Growth Equity Fund, and the Mid-Cap Stock Fund are subcontracted to Eagle Asset Management, Inc. Portfolio management for the Small Cap Stock Fund is subcontracted to both Eagle and the Company's Awad Asset Management subsidiary. Unaffiliated advisors are employed for the Municipal Money Market Fund, Capital Appreciation Trust, High Yield Bond Fund, Growth and Income Fund, Value Equity Fund, and the International Equity Fund.

Heritage also serves as an advisor to RJBank to make recommendations and monitor the Bank's investment portfolio of mortgage-backed securities.

Total assets under management at September 24, 2004 were $8.1 billion, of which approximately $6 billion were money market funds.

Awad Asset Management, Inc.

Awad is a registered investment advisor which primarily manages small cap equity portfolios. At September 24, 2004 Awad had approximately $1.3 billion under management, including approximately $136 million for the Heritage Small Cap Stock Fund. Awad's clients include individuals, pension and profit sharing plans, retirement funds, foundations, endowments, variable annuities and mutual fund portfolios. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Management fees generally range from .30% to 1.0% of asset balances annually depending upon the size and investment objective of the account.

RJA - Asset Management Services

RJA's Asset Management Services (“AMS”) Department manages programs which offer investment advisory services, as well as certain non-advisory programs which offer fee-based alternatives to traditional commission charges for transactions. The primary advisory services offered are the Raymond James Consulting Services (“RJCS”), which offers a variety of both affiliated and non-affiliated advisors, and the Eagle High Net Worth (“EHNW”) programs. Both programs maintain an approved list of investment managers, provide asset allocation model portfolios, establish custodial facilities, monitor performance of client accounts, provide clients with accounting and other administrative services, and assist investment managers with certain trading management activities. AMS earns fees generally ranging from .35% to .85% of asset balances per annum, a portion of which is paid to the investment managers who direct the investment of the clients' accounts. At September 24, 2004, these programs had approximately $4.8 billion in assets under management through agreements with 40 independent investment advisors, Eagle Asset Management and Awad Asset Management. Additional advisory programs offered through AMS are Freedom (managed portfolios of mutual funds) and the Managed Investment Program, where the Financial Advisor serves as the portfolio manager.

Commission alternative programs, such as Passport, Ambassador and Opportunity, allow clients to pay a quarterly fee (and in some cases a low transaction charge) in lieu of commissions. Fees are based on the individual account size and are also dependent on the type of securities in the accounts. For these accounts, clients receive quarterly performance reporting and other services. As of September 24, 2004, these programs, along with Freedom and the Managed Investment Program, had approximately $12 billion in assets serviced by Financial Advisors.

In addition to the foregoing programs, AMS also administers fee-based programs for clients who have contracted for portfolio management services from nonaffiliated investment advisors that are not part of the RJCS program.

RJFS - Asset Management Services

RJFS offers a wrap fee program similar to Passport called IMPAC. As of September 24, 2004, IMPAC had $5.3 billion in assets serviced by RJFS Financial Advisors.

Raymond James Trust Company
Raymond James Trust Company West

Raymond James Trust Company and Raymond James Trust Company West provide personal trust services primarily to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is often subcontracted to the asset management operations of the Company. These two subsidiaries had a combined total of approximately $950 million in client assets at September 24, 2004, including $25 million in the donor-advised charity known as the Raymond James Charitable Endowment Fund.

Proprietary Private Equity Funds

The Company has sponsored two private equity funds to date: Raymond James Capital Partners, L.P., a merchant banking limited partnership; and Ballast Point Ventures, L.P., a venture capital limited partnership (the “Funds”). The Company, through wholly-owned subsidiaries, earns management fees for services provided to the Funds and participates in profits or losses through both general and limited partnership interests.

RAYMOND JAMES BANK

RJBank is a federally chartered savings bank, regulated by the Office of Thrift Supervision which provides residential, consumer and commercial loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public. RJBank also purchases residential whole loan packages and is active in bank participations and corporate loan syndications. RJBank generates revenue principally through the interest income earned on the transactions noted above, offset by the interest expense it incurs on client deposits and on it's borrowings.

Access to RJBank's products and services is available nationwide through the offices of its affiliated broker-dealer firms as well as through convenient telephonic and electronic banking services. As of September 24, 2004, RJBank had total assets of $925 million, with 79% of the bank's $773 million in deposits representing cash balances swept from wrap fee ERISA and IRA accounts, most of which are managed by Eagle and RJA - Asset Management Services. Other than the foregoing, no single client accounts for a material percentage of the segment's total business.

OTHER

The Other segment principally represents securities lending activity and investments in international joint ventures.

RJA - Securities Lending

This activity involves the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary. The borrower of the securities puts up a cash deposit, commonly 102% of the market value of the securities, on which interest is earned. Accordingly, the lender receives cash and pays interest. These cash deposits are adjusted daily to reflect changes in current market value. The net revenues of this operation are the interest spread generated.

Raymond James International Holdings, Inc.

Raymond James International Holdings, Inc. (“RJIH”) currently has invested approximately $4.5 million in joint ventures in Argentina, France, India, Turkey, and Uruguay. These joint ventures operate in securities brokerage, investment banking and asset management. In addition, RJIH owns Raymond James Global Securities, Inc. (“RJGS”), a broker-dealer which currently clears business for predominantly Latin American entities. RJGS is incorporated in the British Virgin Islands and obtains correspondent clearing services from RJA.

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

The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities Commissions have been established in 13 provinces and territorial jurisdictions and are charged with the administration of securities laws. RJ Ltd. is currently registered in all Canadian jurisdictions. Securities dealers in Canada are also subject to regulation by SRO's which are responsible for the enforcement of and conformity with securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members. RJ Ltd. is regulated by the Securities Commissions in the jurisdictions of registration as well as by the SRO's, the Investment Dealers Association ("IDA") and Market Regulation Services Inc.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including:

•	sales methods
•	trading practices
•	uses and safekeeping of clients' funds and securities
•	capital structure and financial soundness of securities firms
•	record keeping
•	the conduct of directors, officers and employees
•	internal controls
•	insurance requirements

The SEC, SRO's and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.

The Company's U.S. broker-dealer subsidiaries are required by federal law to belong to SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. As a result of adequate fund levels, each of the Company's two domestic broker-dealer subsidiaries was required to pay only the minimum annual assessment of $150 in fiscal 2004. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. In December 2003, RJA joined with other major U.S. securities brokerage firms to form Customer Asset Protection Company (“CAPCO”), a licensed New York insurance company, to continue to provide excess SIPC coverage. CAPCO provides account protection for the total net equity of client accounts of participating firms. CAPCO has received a financial strength rating of A+ from Standard and Poor’s.

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

See Note 15 of the Notes to Consolidated Financial Statements for further information on SEC and IDA regulations pertaining to broker-dealer regulatory minimum net capital requirements.

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

RJBank is subject to various regulatory capital requirements established by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on RJBank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets (as defined in the regulations). See Note 15 of the Notes to the Consolidated Financial Statements for further information and capital analysis.

The Company's two state-chartered trust companies are subject to regulation by the states in which they are chartered. These regulations focus on, among other things, the soundness of internal controls in place at the trust companies.

As a public company, the Company is subject to corporate governance requirements established by SEC and New York Stock Exchange, as well as Federal and State law. Under the Sarbanes-Oxley Act, the Company is required to meet certain requirements regarding business dealings with members of the Board of Directors, the structure of its Audit Committee, and ethical standards for its senior financial officers, among other things. Under SEC and New York Stock Exchange rules, the Company is required to comply with other standards of corporate governance, including having a majority of independent directors serve on its Board of Directors, and the establishment of independent audit, compensation and corporate governance committees.

Under Section 404 of the Sarbanes-Oxley Act, the Company will be required to complete an assessment of its internal controls for fiscal 2005 and will be required to obtain reports from its independent auditors regarding their view of management's assessment of internal controls and their opinion regarding the Company's internal controls. To comply with this requirement the Company will incur additional costs, including internal staff and management time, as well as additional audit fees and fees for outside service providers and consultants.

As previously reported, RJFS and the SEC staff were unable to reach a resolution regarding a proposed enforcement action alleging fraud and failure to supervise a former Financial Advisor in the RJFS Rhode Island office. On September 30, 2004, the SEC issued an order instituting public administrative and cease-and-desist proceedings pursuant to section 8A of the Securities Act of 1933, sections 15(b) and 21C of the Securities Exchange Act of 1934, and section 203(f) of the Investment advisor Act of 1940 against RJFS, its former President and a former branch manager.  The Company has made provision in its financial statements for its estimate of the reasonable potential exposure for this claim; the matter is scheduled for a hearing before an administrative law judge in February 2005.

As disclosed in the previous year's Notes to Consolidated Financial Statements, the Company undertook a review of sales of Class A load mutual funds in excess of $2,500 since January 1, 1999 and has refunded to clients any identified overcharges plus applicable interest arising from the failure to afford applicable discounts to clients. The refunds, including interest, aggregated $10,211,000. Of the total refunds, the Company has estimated that it will recover $5,369,000 from its Financial Advisors (of which $4,427,000 has already been collected) and $774,000 from mutual fund companies. The Company had made adequate provisions in its fiscal 2003 consolidated financial statements reflecting the net impact of these refunds. In addition, RJFS paid fines aggregating $2,595,000 to the SEC and the NASD relating to this matter.

OTHER INFORMATION MADE AVAILABLE BY THE COMPANY

The Company's internet address is www.raymondjames.com. The Company makes available, free of charge, through links to the U.S. Securities and Exchange Commission website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements. Investors can find this information under “About Our Company - Financial Results and SEC Filings”. These reports are available through our website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Additionally, the Company's code of ethics for senior financial officers - including its Chief Executive Officer, Chief Financial Officer and Controller - is filed as an exhibit to this report and is made available on our website under “About Our Company - Inside Raymond James - Corporate Governance”, also available at that site are the charters of the Audit Committee of the Board of Directors and the Corporate Governance, Nominating and Compensation Committee. Printed copies of these documents will be furnished to any shareholders who requests them. The information on the Company's websites is not incorporated by reference into this report.

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make verbal statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) changes in regulatory requirements which could affect the cost of doing business or the profitability of certain segments of the Company's business; (v) fluctuations in currency rates; (vi) general economic conditions, both domestic and international; (vii) changes in the rate of inflation and related impact on securities markets; (viii) competition from existing financial institutions and other new participants in the securities markets; (ix) legal developments affecting the litigation experience of the Company or the securities industry generally; (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company; (xi) natural and other disasters; (xii) political and military events which would affect the United States of America or world markets, or which could disrupt the Company's communications and securities processing capabilities or other operations; and (xiii) changes in investor confidence which could adversely affect the sale of the Company's products and services. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 2.     PROPERTIES

The Company's headquarters is located on approximately 55 acres within the Carillon office park in St. Petersburg, Florida. The headquarters complex currently includes four main towers which encompass a total of 884,000 square feet of office space, the Raymond James Bank building, which is a 26,000-square-foot two-story building, and two five-story parking garages. Raymond James also has 30,000 square feet of leased space near Carillon.  In addition, the Company owns a 45,000 square foot building and leases 20,000 square feet at its Detroit operations center. The Company intends to expand its operational activities in Detroit and is seeking a larger site.

With the exception of a Company-owned RJA branch office building in Crystal River, FL, RJA branches are leased with various expiration dates through 2008. RJ Ltd. leases premises for main offices in Vancouver, Calgary, and Toronto and for branch offices throughout Canada. These leases have various expiration dates through 2013. RJ Ltd. does not own any land or buildings. The RJFS office in Atlanta and Raymond James Trust Company West facility in Tacoma are also under lease. See Note 11 to Consolidated Financial Statements for further information regarding the Company's leases.

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

As previously reported, the Company and RJFS are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. The lawsuits are pending in various courts, and several of the arbitration claims relating to this matter have been settled by RJFS for amounts consistent with its evaluation of those claims. In the first arbitration to reach a hearing, claimants sought approximately $1.8 million dollars in damages plus punitive damages.  The panel entered an order, subject to a final award being rendered, requiring RJFS to pay its clients their losses through a formula which includes the assignment to RJFS of their interests in the real estate transactions. The amounts due under the formula are still being calculated and appear to result in an amount substantially less than the claimants sought.   The panel denied any recovery to non-clients.    The Company does not believe that this order represents a precedent that would govern future decisions.  Arbitration proceedings for other claimants are currently scheduled through November 2006.

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

See "Regulation" above for a description of certain pending regulatory proceedings.

The Company is contesting the allegations in these and other cases and believes that there are meritorious defenses in each of these lawsuits and arbitrations.  In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be.  In the opinion of the Company's management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.  However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the NYSE under the symbol “RJF”. The following table sets forth for the periods indicated the high and low trades for the common stock (as adjusted for the three-for-two stock split in March 2004).

	2004		2003
	High	Low	High	Low
First Quarter	$ 27.54	$ 23.83	$21.97	$15.39
Second Quarter	26.78	22.85	21.69	15.18
Third Quarter	26.53	23.93	23.11	17.06
Fourth Quarter	26.66	21.77	25.65	21.57

See Quarterly Financial Information in Item 8 for the amount of the quarterly dividends paid (page 64).

The Company expects to continue paying cash dividends. However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, and the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, NYSE and the IDA; and RJBank, which may be subject to restrictions by federal banking agencies. Such restrictions have never become applicable with respect to the Company's dividend payments. (See Note 15 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on RJBank and the Company's broker-dealer subsidiaries).

At December 1, 2004 there were approximately 13,000 holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended
	Sept. 24,	Sept. 26,	Sept. 27,	Sept. 28,	Sept. 29,
	2004	2003	2002	2001 (ii)	2000 (i)
	(in 000's, except per share data)
Operating Results:

Gross revenues	$1,829,776	$1,497,571	$1,517,423	$1,670,990	$1,707,441
Net revenues	$1,781,259	$1,451,960	$1,441,088	$1,442,639	$1,478,789
Net income	$ 127,575	$ 86,317	$ 79,303	$ 96,410	$ 125,195
Net income per
Share - basic: *	$ 1.74	$ 1.19	$ 1.09	$ 1.35	$ 1.80
Net income per
Share - diluted: *	$ 1.72	$ 1.17	$ 1.07	$ 1.32	$ 1.78

Weighted average
Common shares
Outstanding - basic: *	73,395	72,824	73,011	71,495	69,437
Weighted average common and common
equivalent shares
outstanding - diluted: *	74,402	73,749	74,444	73,199	70,301

Cash dividends declared
per share *	$ .28	$ .24	$ .24	$ .24	$ .20

Financial Condition:

Total assets	$7,617,457	$6,911,638	$6,040,303	$6,372,054	$6,308,816
Long-term debt	$ 129,973	$ 167,013	$ 147,153	$ 147,879	$ 98,555

Shareholders' equity	$ 1,065,213	$ 924,735	$ 839,636	$ 770,876	$ 650,518
Shares outstanding *	73,846	72,765	73,011	72,321	69,431

Equity per share *
at end of period	$ 14.42	$ 12.71	$ 11.50	$ 10.66	$ 9.37

*    Gives effect to the three-for-two stock split paid on March 24, 2004.

(i)	Amounts include a $20 million charge to increase legal reserves related to the Corporex case. Excluding this charge, net income was $136,354 and basic and diluted net income per share were $1.96 and $1.94, respectively.

(ii)	Amounts include a $16 million reversal of a legal reserve related to the settlement of the Corporex case. Excluding this reversal, net income was $87,678 for the year and basic and diluted net income per share were $1.23 and $1.20, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The Company’s overall financial results continue to be highly and directly correlated to the direction of the equity markets. Each of the Company’s three largest business segments has significant operating leverage that is generally evident when the equity markets rise. While these markets were strong for only a little more than half of fiscal 2004, the Company achieved record revenues and earnings as a result of organizational and operational improvements undertaken during the market downturn in 2001-2003.

There were several factors which depressed investor activity during the last half of fiscal 2004. The anticipation of rising interest rates dampened the demand for fixed income products, and the Federal Reserve commenced a series of rate hikes during the fourth fiscal quarter. The demanding regulatory environment remained in the spotlight and focused on the financial services industry, resulting in an increase in the cost of compliance and also impacting public trust and confidence. Finally, there was uncertainty over the then-upcoming Presidential election and the various economic policies which might be endorsed.

Results of Operations - Total Company

The following table presents segment and consolidated financial information for the Company for the years indicated:

	Year Ended
	September 24,	September 26,	September 27,
	2004	2003	2002
	(in 000's)
Total Company
Revenues	$ 1,829,776	$ 1,497,571	$ 1,517,423
Pre-tax earnings	204,121	138,275	131,516

Private Client Group
Revenues	1,223,458	994,815	991,158
Pre-tax earnings	109,743	73,440	72,494

Capital Markets
Revenues	400,787	330,966	332,346
Pre-tax earnings	57,910	37,532	38,032

Asset Management
Revenues	148,160	123,647	129,731
Pre-tax earnings	27,875	18,730	20,257

RJBank
Revenues	28,104	28,699	31,056
Pre-tax earnings	8,824	10,182	7,188

Other
Revenues	29,267	19,444	33,132
Pre-tax earnings (loss)	(231)	(1,609)	(6,455)

Year ended September 24, 2004 Compared with the Year ended September 26, 2003 - Total Company

Total revenues increased 22% to a record $1.83 billion, as each of the Company’s three largest segments contributed to the growth. Net revenues rose 23%, as interest expense grew only 6%. Scattered throughout several segments, net interest earnings continue to be an important source of profits to the Company (see the chart below). Significantly, the upward trend of the equity markets during most of fiscal 2004 led many individual investors to return to the market, which in turn led to a steady rise in margin debits throughout the year. These balances are the Company’s best interest spread product, as the risk is well controlled and they are funded by relatively low cost client funds awaiting investment. Margin loan growth is largely responsible for the overall 5% improvement in net interest income.

	Year Ended
	September 24, 2004	September 26, 2003	September 27, 2002
	($ in 000's)
Interest Revenue
Margin balances:
Average balance	$ 1,006,007	$ 887,376	$ 978,163
Average rate	4.0%	4.1%	4.8%
Interest revenue - margin balances	39,750	36,614	46,854

Assets segregated pursuant to federal regulations:
Average balance	2,288,593	2,244,959	1,981,562
Average rate	1.1%	1.2%	1.8%
Interest revenue - segregated assets	24,832	27,164	36,172

Stock borrowed:
Average balance	1,291,636	908,275	1,246,681
Average rate	1.1%	1.2%	1.7%
Interest revenue - stock borrowed	14,625	10,531	21,386

Raymond James Bank, FSB interest income	27,318	26,743	29,837
Other interest revenue	28,239	26,655	25,554

Total interest revenue	$ 134,764	$ 127,707	$ 159,803

Interest Expense
Client interest program:
Average balance	$ 2,715,667	$2,667,517	$2,522,479
Average rate	0.4%	0.6%	1.3%
Interest expense - client interest program	11,659	15,685	33,977

Stock loaned:
Average balance	1,387,818	954,394	1,343,782
Average rate	0.9%	0.9%	1.4%
Interest expense - stock loaned	12,406	8,817	19,311

Raymond James Bank, FSB interest expense	9,863	10,469	15,859
Other interest expense	14,589	10,640	7,188

Total interest expense	$ 48,517	$ 45,611	$ 76,335
Net interest income	$ 86,247	$ 82,096	$ 83,468

Overall expenses grew by 20%, primarily in the variable expense categories related to higher commission and transaction volumes. As a result, net income rose 48% to a record $127.6 million, or $1.72 per diluted share.

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

The modest decline in net interest income was offset by increases in financial service fees and other revenue of $9.1 million and $9.7 million, respectively. The increase in financial service fees was driven by increased fees from the addition of IRA, Passport, and Freedom accounts (the latter two being wrap fee accounts which generate transaction processing fees for trades executed), as well as higher money market processing fees driven by the increase in the Company's money market assets in the current year. The increase in earnings is attributable primarily to the first quarter gain of $5.3 million from the sale of RJ Ltd.'s shares of TSX (formerly its Toronto Stock Exchange seats) and an increase of $2.7 million in mutual fund networking fees, which is due to an increased number of accounts with networked mutual fund companies which pay the Company to include their fund positions and activity on the brokerage statements, thus eliminating the need for the mutual fund companies to send confirmations and statements to their clients.

Net income increased $7 million, or 9%, to $86.3 million, or $1.17 per diluted share, from $79.3 million, or $1.07 per diluted share for the prior fiscal year. The increase in earnings is primarily attributable to a decrease in net litigation reserve expense in the current year, as the increase in compensation expense offset the increase in net revenues.

Results of Operations - Private Client Group

The following table presents consolidated financial information for the Private Client Group segment for the years indicated:
	Year Ended
	September 24,	% Incr.	September 26,	% Incr.	September 27,
	2004	(Decr.)	2003	(Decr.)	2002
	($ in 000's)
Revenues:
Securities commissions and fees	$ 1,016,001	25%	$ 811,655	1%	$ 803,160
Interest	74,839	3%	72,371	(21%)	91,371
Financial service fees	74,076	10%	67,172	12%	59,716
Other	58,542	34%	43,617	18%	36,911
Total revenue	1,223,458	23%	994,815	0%	991,158

Interest expense	13,730	(16%)	16,375	(49%)	32,067

Net revenues	1,209,728	24%	978,440	2%	959,091

Non-interest expenses:
Sales commissions	735,194	27%	578,786	2%	565,125
Admin & incentive comp and benefit costs	187,469	16%	161,784	4%	155,018
Communications and information processing	39,968	5%	37,978	(12%)	43,390
Occupancy and equipment	48,685	14%	42,637	2%	41,790
Business development	37,798	19%	31,707	2%	31,093
Clearance and other	50,871	(2%)	52,108	4%	50,181

Total non-interest expenses	1,099,985	22%	905,000	2%	886,597
Pre-tax earnings	$ 109,743	49%	$ 73,440	1%	$ 72,494

Year ended September 24, 2004 Compared with the Year ended September 26, 2003 - Private Client Group

The 25% increase in Private Client Group commission revenues was attributable to the combination of several factors. First, there was a modest net increase in financial advisor headcount of 118, or 2.5%, to 4,929 in our wholly-owned subsidiaries. More importantly, the process of upgrading the sales force by terminating lower producers continued in earnest. Thus, the overall composition of the sales force was improved from the prior year. Finally, there were 7½ months of strong market activity during 2004 as compared to approximately 6 strong months in 2003. The aforementioned improved quality of the sales force amplified the effect on revenues of the longer duration of good market conditions.

The improved interest spread was due to the steady rise in margin debits throughout the year. The increase in financial service fees was a result of the increased number of transaction fees from trades in fee-based accounts and a higher amount of IRA fees as the number of such accounts grew. Other revenues increased due to higher mutual fund networking fees and greater meeting sponsorship revenues.

Administrative compensation costs reflect increased home office staffing in the domestic independent contractor subsidiary and higher incentive compensation accruals as profits were significantly improved. Business development expenses rose due primarily to the cost of promoting the AdvisorChoice platform. Most notably, other expenses, including legal expenses and reserves, declined by one third from the prior year.

As is the case in all of the Company’s major businesses, there is significant operating leverage in the Private Client Group, particularly with increases in financial advisor average production. Accordingly, the 23% increase in net revenues led to a surge in pretax income of 49%.

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

Results of Operations - Capital Markets

The following table presents consolidated financial information for the Capital Markets segment for the years indicated:

	Year Ended
	September 24,	% Incr.	September 26,	% Incr.	September 27,
	2004	(Decr.)	2003	(Decr.)	2002
	($ in 000's)
Revenues:
Institutional sales commissions: Equity	$ 174,464	59%	$ 109,417	(13%)	$ 125,928
Fixed income	77,102	(30%)	109,841	10%	100,144
Underwriting fees	53,142	65%	32,057	15%	27,773
Mergers & acquisitions fees	21,928	11%	19,676	(31%)	28,698
Private placement fees	9,958	28%	7,758	27%	6,085
Trading profits	20,579	22%	16,929	(13%)	19,469
Raymond James Tax Credit Funds	20,513	26%	16,333	86%	8,771
Other	23,100	22%	18,955	22%	15,478
Total revenue	400,787	21%	330,966	0%	332,346

Interest expense	11,543	24%	9,312	19%	7,800
Net Revenues	389,244	21%	321,654	(1%)	324,546

Non-interest expenses
Sales commissions	90,184	1%	89,227	(7%)	95,926
Admin & incentive comp and benefit costs	177,168	35%	131,713	2%	128,588
Communications and information processing	23,447	4%	22,485	1%	22,331
Occupancy and equipment	12,252	(5%)	12,837	(2%)	13,155
Business development	17,957	18%	15,259	10%	13,904
Clearance and other	10,326	(18%)	12,601	0%	12,610
Total non-interest expense	331,334	17%	284,122	(1%)	286,514
Pre-tax earnings	$ 57,910	54%	$ 37,532	(1%)	$ 38,032

Year ended September 24, 2004 Compared with the Year ended September 26, 2003 - Capital Markets

Despite a significant decline in fixed income sales volume, the unprecedented activity levels of the Equity Capital Markets operations propelled this segment to record revenues and profits. Most notably, the Company was lead or co-manager for 120 public offerings for the year, nearly double the number in 2003, as market conditions were conducive for several of the industries on which these efforts are focused. This deal flow was a major contributing factor to the increase in institutional equity sales commissions. The decline in fixed income commissions reflects investors’ hesitancy to commit funds while anticipating a rising interest rate environment. The rise in interest expense represents the financing costs of the higher average fixed income inventory balances.

Commission expense was nearly flat despite the 15% rise in commission revenues as fixed income commissions carry a higher payout than equities. The increase in administrative expense is primarily attributable to higher profit-based incentive compensation in equity capital markets departments. The operating leverage in this segment was dramatic as the average production of institutional equity salesmen, sales traders and investment bankers rose sharply. As a result, record profits of $57.9 million were 54% higher than in the prior year.

Year ended September 26, 2003 Compared with the Year ended September 27, 2002 - Capital Markets

Although net revenues for the Capital Markets segment were down slightly from the prior year, the fixed income portion of this segment continued to perform well in 2003. Institutional sales commissions excluding underwriting sales credits (which declined) remained strong and were up by 3% over the prior year, driven by increases in sales of over-the-counter equity and a variety of fixed income securities. Also, the Company has continued to grow its business in the syndication of investment partnerships designed to yield returns in the form of low-income housing tax credits, which resulted in an increase in revenue of $7.6 million in 2003. Equity investment banking, however, experienced mixed results in the current year. The number of U.S. lead and co-managed underwritings increased to 58 from 50 in the prior year, while the dollar volume of these transactions increased to $8.7 billion from $7.0 billion. As a result, underwriting fees increased by $4.3 million. The increase in underwriting transactions, however, did not translate into an equivalent increase in underwriting sales commissions as the Company acted as the lead manager on fewer deals in the current year. Additionally, investment banking was negatively affected by lower merger and acquisition fees, which declined $9 million due to the combination of one large transaction in Canada during the prior year and a general decline in the Company's merger and acquisition activity. Volatility in interest rates resulted in a 13% decrease in trading profits in 2003, driven primarily by declines in taxable fixed-income products.

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

Results of Operations - Asset Management

The following table presents consolidated financial information for the Asset Management segment for the years indicated:

	Year Ended
	September 24,	% Incr.	September 26,	% Incr.	September 27,
	2004	(Decr.)	2003	(Decr.)	2002
	($ in 000's)
Revenues
Investment advisory fees	$ 128,696	23%	$ 105,015	(6%)	$ 111,979
Other	19,464	4%	18,632	5%	17,752
Total revenue	148,160	20%	123,647	(5%)	129,731

Expenses
Admin & incentive comp and benefit costs	54,776	25%	43,970	(2%)	44,753
Communications and information processing	14,284	12%	12,721	(2%)	13,015
Occupancy and equipment	3,502	11%	3,150	(14%)	3,642
Business development	5,493	5%	5,250	(1%)	5,298
Other	42,230	6%	39,826	(7%)	42,766
Total expenses	120,285	15%	104,917	(4%)	109,474
Pre-tax earnings	$ 27,875	49%	$ 18,730	(8%)	$ 20,257

The following table presents assets under management for the years indicated:

	Sept. 24,	% Incr.	Sept. 26,	% Incr.	Sept. 27,
	2004	(Decr.)	2003	(Decr.)	2002
Assets Under Management:	($ in 000's)

Eagle Asset Mgmt., Inc.
Retail	$ 3,761,898	23%	$ 3,051,468	17%	$ 2,610,024
Institutional	5,080,713	22%	4,149,000	60%	2,594,790
Total Eagle	8,842,611	23%	7,200,468	38%	5,204,814

Heritage Family of Mutual Funds
Money Market	6,071,532	(7%)	6,516,443	7%	6,078,062
Other	1,983,580	22%	1,629,363	36%	1,199,958
Total Heritage	8,055,112	(1%)	8,145,806	12%	7,278,020

Raymond James Consulting Services	4,810,935	32%	3,653,276	22%	3,000,303
Awad Asset Management	1,349,040	50%	901,224	34%	673,549
Freedom Accounts	988,010	108%	475,465	218%	149,420

Total Assets Under Management	24,045,708	18%	20,376,239	25%	16,306,106
Less: Asset Managed for Related Parties	1,728,788	52%	1,134,555	33%	851,830

Third Party Assets Under Management	$22,316,920	16%	$19,241,684	24%	$15,454,276

Year ended September 24, 2004 Compared with the Year ended September 26, 2003 - Asset Management

Investment advisory fees rose at a rate higher than that of assets under management primarily because the increase in assets consisted entirely of equity accounts, which bear a higher management fee than fixed income and money market assets. In addition, the Company earned approximately $930,000 more in performance fees from managed hedge funds than in the prior year. Money market fund balances were the only category that declined, as investors gained confidence in the equity markets and shifted some of these funds accordingly.

The increase in administrative expense relates primarily to performance based and profit-based incentive compensation accruals. Once again, operating leverage was evident as a modest increase in revenues led to significant rise in pretax income.

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

Results of Operations - RJBank

The following table presents consolidated financial information for RJBank for the years indicated:

	For the Years Ended
	September 24,	% Incr.	September 26,	% Incr.	September 27,
	2004	(Decr.)	2003	(Decr.)	2002
	($ in 000's)
Interest income and expense
Interest income	$ 27,318	2%	$ 26,743	(10%)	$ 29,837
Interest expense	9,863	(6%)	10,469	(34%)	15,859
Net interest income	17,455	7%	16,274	16%	13,978

Other income	786	(60%)	1,956	60%	1,219
Net revenues	18,241	0%	18,230	20%	15,197

Non-interest expense
Employee compensation and benefits	4,686	11%	4,237	16%	3,650
Communications and information processing	758	55%	488	(15%)	575
Occupancy and equipment	347	(18%)	422	(8%)	459
Other	3,626	25%	2,901	(13%)	3,325
Total non-interest expense	9,417	17%	8,048	0%	8,009
Pre-tax earnings	$ 8,824	(13%)	$ 10,182	42%	$ 7,188

Year ended September 24, 2004 Compared with the Year ended September 26, 2003 - RJBank

The improvement in net interest income was a result of further progress in loan growth as a percentage of total assets. The decline in other income reflects the slowdown of refinancing activity, which led to fewer mortgage originations and lower fees from the subsequent sales of originated fixed rate loans.

The increase in other expense encompasses a $1.4 million higher provision for loan losses due to the increased levels of purchased whole loan pools and outstanding commercial loan balances.

RJBank’s policy is to maintain a substantially duration-matched portfolio of assets and liabilities. As the vast majority of liabilities are floating rate demand deposits, certain asset purchases are hedged through entering into interest rate swap contracts. Interest spreads have been negatively impacted by the effect of interest rate swaps which were put in place several years ago to hedge fixed rate assets against interest rate increases; substantially all of these contracts expire by the end of calendar 2005.

The combination of the factors discussed above resulted in a 13% decline in pretax income. As mentioned in previous years, current results are negatively impacted during periods of significant net loan growth as a provision for loan losses is recorded in the period of origination or purchase, while the benefit of the higher interest earnings is recognized over subsequent periods.

Year ended September 26, 2003 Compared with the Year ended September 27, 2002 - RJBank

Interest rates continued to fall during 2003, which resulted in lower mortgage rates and continued refinancings. Heavy prepayments due to refinancings affected both the residential loan portfolio and mortgage-backed securities. As a result, portfolio loans and investments continued to be replaced with lower yielding assets. However, RJBank increased its loans as a percent of total assets from 54% at September 2002 to 62% at September 2003. Loans produce a higher yield than mortgage-backed securities, which has allowed RJBank to reduce the impact of the decline in interest rates. Additionally, interest rates began to stabilize in the second half of fiscal 2003, resulting in an increase in interest spreads to an average of 1.65% for fiscal 2003 versus 1.46% for fiscal 2002. Non-interest income increased by approximately 60% in the current year due to income from the sale of originated fixed-rate mortgage loans, which increased 116% over the prior year. RJBank has controlled non-interest expenses during the current year, with those expenses increasing at a rate significantly below the 20% increase in net revenues. The only significant increase in non-interest expense in 2003 was employee compensation, which increased due to an increase in staffing to meet the demands of heavier volume in retail lending and to further develop the commercial lending department. Net revenues per employee, however, increased by 20% over the prior year. The combination of managing loan runoff, the stabilization of interest rates, increases in fee income from loans sold, and the emphasis on cost control resulted in a $3 million increase in pre-tax earnings in fiscal 2003.

Results of Operations - Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	For the Years Ended
	September 24,	% Incr.	September 26,	% Incr.	September 27,
	2004	(Decr.)	2003	(Decr.)	2002
	($ in 000's)
Interest income and expense
Interest income	$ 18,154	43%	$ 12,661	(50%)	$ 25,246
Interest expense	13,378	42%	9,447	(57%)	21,821
Net interest income	4,776	49%	3,214	(6%)	3,425

Other income	11,113	64%	6,783	(14%)	7,886
Net revenues	15,889	59%	9,997	(12%)	11,311

Other expense	16,120	39%	11,606	(35%)	17,766
Pre-tax (loss) earnings	$ (231)	86%	$ (1,609)	(75%)	$ (6,455)

Year ended September 24, 2004 Compared with the Year ended September 26, 2003 - Other

Net interest income improved as securities lending balances were much higher than in the prior year and the balance of free cash was also higher, enough so that the parent company’s term loan ($50 million balance at payoff) was repaid in August 2004, more than a year ahead of maturity. Other income reflects the improved performance of the Company’s consolidated joint ventures in emerging markets, particularly in Turkey.

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

Valuation of Securities and Other Assets

“Trading account securities” and “Available for sale securities” are reflected in the consolidated statement of financial condition at fair value or amounts that approximate fair value. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income, depending on the underlying purpose of the instrument. The following table presents our trading and available for sale securities segregated into cash (i.e., non-derivative) trading instruments, derivative contracts, and available for sale securities:

	September 24, 2004
	Financial Instruments Owned	Financial Instruments Sold but not yet Purchased
	(in 000’s)
Trading account securities:
Cash trading instruments	$ 315,294	$ 113,355
Derivative contracts	14,567	8,926
Available for sale securities	208,022	-
Total	$ 537,883	$ 122,281

Cash Trading Instruments and Available for Sale Securities

When available, the Company uses prices from independent sources such as listed market prices, or broker dealer price quotations to derive the fair value of the instruments. For investments in illiquid or privately held securities that do not have readily determinable fair values, the Company uses estimated fair values as determined by management. The following table presents the carrying value of cash trading and available for sale securities for which fair value is measured based on quoted prices or other independent sources versus those for which fair value is determined by management:

September 24, 2004
	Financial Instruments Owned	Financial Instruments Sold but not yet Purchased
(in 000’s)
Fair value based on quoted prices and independent sources	$ 506,323	$ 122,281
Fair value determined by Management	31,560	-
Total	$ 537,883	$ 122,281

Derivative Contracts

Fair value for derivative contracts, consisting primarily of interest rate swaps, are obtained from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions.

Investment in Leveraged Leases

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

The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill its lease obligations. In the event that the airlines default on their lease commitments and the Company is unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. In the fourth quarter of fiscal 2004, the Company recorded a $4 million charge related to its investment in the leveraged lease of an aircraft to Delta Airlines. Although Delta has not defaulted on its obligations under this lease, Delta's financial condition has continued to deteriorate. If the situation worsens, additional charges may be recorded in future periods to further write down the remaining investment balance for this lease of $6.8 million.

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

The Company reviews its goodwill on at least an annual basis in order to determine whether its value is impaired. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of September 24, 2004, goodwill had been allocated to the following reporting units as identified by the Company: the Private Client Group of RJA, as well as, the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Reserves

The Company records reserves related to legal proceedings in "other payables". Such reserves are established and maintained in accordance with SFAS No. 5, "Accounting for Contingencies", and Financial Interpretation No. 14. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an associate of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Lastly, each case is review to determine if it is probable that insurance coverage will apply, in which case the reserve is reduced accordingly. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may prove to be incorrect, which could materially affect results in the period the expenses are ultimately determined.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each class include trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; and past loss history. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At September 24, 2004, the amortized cost of all RJBank loans was $694 million and an allowance for loan losses of $7.6 million was recorded against that balance. The allowance for loan losses is approximately 1.17% of the amortized cost of the loan portfolio and has not changed significantly since the prior year.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for a general allowance for loan losses on such receivables based on historical collection experience. Additionally, the Company provides for a specific reserve on these receivables if a Financial Advisor is no longer associated with the Company and it is determined that it is probable the amount will not be collected. At September 24, 2004 the receivable from Financial Advisors was $44.5 million, which is net of an allowance of $7.8. million for estimated uncollectibility.

Liquidity and Capital Resources

Net cash used in operating activities during fiscal 2004 was approximately $183 million. Cash was provided by earnings and increased client cash balances. Cash was used for loans to clients and the purchase of securities inventories. The remainder of the cash used is attributed to the net fluctuations in various other asset and liability accounts.

Investing activities provided $11 million in cash, which is primarily due to the maturation and repayments of mortgage-backed securities, net of reinvestment and capital expenditures. The Company re-invested approximately two thirds of the $99 million in proceeds from these repayments in additional mortgage-backed securities. Also, additions to fixed assets consumed $22 million related primarily to the completion of a fourth headquarters building in St. Petersburg, FL.

Financing activities used $39 million, the result of the payment of cash dividends, the net repayment of borrowings, and net cash provided from the of the exercise of stock options and employee stock purchases.

The Company has loans payable consisting primarily of a $72 million mortgage on its headquarters office complex, and $60 million in Federal Home Loan Bank advances at RJBank. In addition, the Company and its subsidiaries have the following lines of credit: RJF has a $100 million line of credit, RJA has uncommitted bank lines of credit aggregating $505 million with commercial banks, Raymond James Credit Corporation has a line of credit for $25 million, and RJ Ltd. has a CDN$40 million line of credit. At September 24, 2004, the Company had approximately $4.1 million in outstanding loans against these lines of credit. Additionally, RJBank had $213 million in credit available from the Federal Home Loan Bank ("FHLB") at September 24, 2004.

The Company has committed a total of $30.9 million, in amounts ranging from $500,000 to $1,500,000, to 33 different independent venture capital or private equity partnerships. As of September 24, 2004, the Company had invested $24.5 million of that amount. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $8.8 million as of September 24, 2004.

Management has been authorized by the Board of Directors to repurchase its common stock at their discretion for general corporate purposes. There is no formal stock repurchase plan at this time. In May 2004 the Board authorized the repurchase of up to $75 million of shares. As of September 24, 2004 the unused portion of this authorization was $73.3 million.

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

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IDA) and the Early Warning System (By-Law No. 30 of the IDA). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IDA may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IDA. The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning level 1 or level 2 during fiscal 2004 or 2003.

RJBank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of September 24, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

Effects of recently issued accounting standards

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF issue 04-10, “Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.” The task force concluded that operating segments that do not meet the quantitative thresholds established by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131. This EITF becomes applicable for fiscal years ending after October 13, 2004. The Company does not believe that the EITF will have a material effect on its segment disclosures under SFAS No. 131.

On March 9, 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments”. SAB No. 105 applies to those loan commitments that are accounted for as derivatives in accordance with paragraph three of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and contains specific guidance on measuring those loan commitments at fair value. Additionally, it requires registrants to disclose their accounting policies related to loan commitments accounted for as derivatives, including the methods and assumptions used to estimate the fair value of the commitments, as well as any associated hedging strategies. SAB No. 105 is effective for new loan commitments entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company's consolidated financial statements.

On March 31, 2004, the FASB ratified the consensus reached by the EITF in issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on the guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This consensus ratified by the FASB on March 31, 2004 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10 - 20 of EITF 03-1, related to determining whether an impairment is other-than-temporary and measuring the related impairment loss, has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, "Effective Date of Paragraphs 10 - 20 of EITF Issue No. 03-1.” The Company is currently evaluating the impact of adopting the provisions of paragraphs 10 - 20 of this EITF on its consolidated financial statements.

The FASB had previously ratified in November 2003, the disclosure requirements of EITF 03-1 related to investments with unrealized losses that have not been recognized as other-than-temporary impairments. The disclosures must include the amount of unrealized losses, the related fair value of the investments with unrealized losses, and must be “segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer.” The disclosure requirements were implemented in the Company’s fiscal year 2004 annual financial statements.

On March 31, 2004 the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue 03-16, “Accounting for Investments in Limited Liability Companies.” This EITF issues requires “that an investment in a Limited Liability Company (“LLC”) that maintains a “specific ownership account” for each investor - similar to a partnership capital account structure - should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or the equity method.” These requirements are applicable for reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the SEC issued SAB No. 104, “Revenue Recognition.” SAB No. 104 revises or rescinds portions of the interpretative guidance included in SAB No. 101, “Revenue Recognition in Financial Statements,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB No. 101, which was issued in December 1999, provides guidance on the recognition, presentation, and disclosure of revenues in the financial statements of SEC registrants. The provisions of SAB No. 104 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement specifies how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement was effective for financial instruments entered into or modified after May 31, 2003 and was effective for pre-existing instruments as of the Company’s fourth quarter of 2003. However, the effective date of certain provisions of SFAS No. 150 for certain mandatorily redeemable financial instruments has been deferred by FSP FAS 150-3. Under this FSP, certain mandatorily redeemable shares are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2004. Other mandatorily redeemable shares are deferred indefinitely but may be subject to classification or disclosure provisions of the Statement. Adoption of the applicable provisions of SFAS No. 150 did not have a material effect on the Company’s financial condition or results of operations. Additionally, the Company does not expect that the deferred provisions will have a material effect on its financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which provides guidance on the consolidation of certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as variable interest entities (“VIE’s”). FIN 46 requires that a VIE be consolidated by a business enterprise if that enterprise is deemed to be the primary beneficiary of the VIE. FIN 46 was effective January 31, 2003 for the Company with respect to interest in VIE’s that were obtained after that date. With respect to interests in VIE’s existing prior to February 1, 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46R”), which provides technical corrections and extended the effective date of FIN 46 to the first reporting period that ended after March 15, 2004. The Company fully adopted FIN 46R in the second quarter of the current year. The provisions of FIN 46R resulted in the consolidation of several entities see Note 5 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

Information concerning the Company's off balance sheet arrangements are included in Note 16 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

Contractual Obligations

The Company has contractual obligations to make future payments in connection with its short and long-term debt, non-cancelable lease agreements, partnership investments, commitments to extend credit, and a naming rights agreement (see Note 10 to the Consolidated Financial Statements for further information on the Company's commitments). The following table sets forth these contractual obligations by fiscal year (in 000's):

	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$ 132,276	$ 2,303	$ 2,438	$ 2,580	$ 7,731	$ 2,891	$114,333
Short-term debt	4,117	4,117	-	-	-	-	-
Operating leases	77,219	20,126	16,921	14,146	10,083	6,179	9,764
Investments - private equity partnerships(1)	11,600	11,600	-	-	-	-	-
Certificates of deposit	140,981	61,351	23,831	10,987	16,990	27,822	-
Commitments to extend credit - RJBank(2)	225,134	225,134	-	-	-	-	-
Naming rights for Raymond James Stadium	19,447	2,802	2,914	3,031	3,152	3,278	4,270
Total	$ 610,774	$ 327,433	$ 46,104	$ 30,744	$ 37,956	$ 40,170	$128,367

(1)	The Company has committed a total of $30.9 million, in amounts ranging from $500,000 to $1,500,000, to 33 different independent venture capital or private equity partnerships. As of September 24, 2004, the Company had invested $24.5 million of that amount. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $8.8 million as of September 24, 2004. Although the combined remaining balance of $11.6 million has been included in fiscal year 2005 above, the contributions to the partnerships may occur after that time and are dependent upon the timing of the capital calls by the general partners.
(2)	Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

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

The following table represents the carrying value of trading inventories as of fiscal year end associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities:

	September 24, 2004		September 26, 2003
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)
Marketable:
Municipal	$ 192,099	-	$ 97,225	$ 5
Corporate	26,216	3,522	15,728	598
Government	52,335	66,073	24,947	29,008
Total debt securities	270,650	69,595	137,900	29,611

Equity & other securities	59,211	52,686	44,047	41,820
Total	$329,861	$122,281	$181,947	$ 71,431

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the use of limits. As of September 24, 2004, the absolute (total long positions plus total short positions) fixed income and (total net positions) equity inventory limits were $1,237,000,000 and $69,358,000, respectively. The Company's total outstanding trading inventories were well within these limits at September 24, 2004. Additionally, for its derivative activities, primarily interest rate swaps, the company has established a limit structure that is based on factors such as interest rate risk and spread exposure. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. Summarized results are reviewed and a valuation adjustment is determined by management to record the instrument at estimated fair value.

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

RJBank Financial Instruments with Market Risk:
	September 24, 2004	September 30, 2003
	(in 000's)
Debt securities:
Mortgage-backed securities	$ 213,401	$ 241,211
Municipal obligations	41	90
Total debt securities	213,442	241,301

Loans available for sale	694	1,038

Equity securities	5,260	3,484

Total assets with market risk	$ 219,396	$ 245,823

Certificates of deposit	140,980	105,888
Federal home loan bank advances	60,000	60,000

Total liabilities with market risk	$ 200,980	$ 165,888

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

The following table sets forth the high, low and average VaR for the Company's overall portfolio during the fiscal year ended September 24, 2004, with the corresponding dollar value of the Company's portfolio:

	Highest Daily VaR	Lowest Daily VaR	Daily Averages
VaR	$ 1,160,000	$ 235,000	$ 642,000
Portfolio value (net)	$ 178,823,000	$ 72,590,000	$ 105,695,000
VaR as a percent of portfolio value	0.65%	0.32%	0.64%

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

Additional information is discussed under Derivative Financial Instruments in Note 9 of the Notes to the Consolidated Financial Statements of this Form 10-K.

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

Net interest income is the net amount of interest received less interest paid. This involves large volumes of contracts and transactions, and numerous products. Simulation models and estimation techniques are used to assess the sensitivity of the net interest income stream to movements in interest rates. Assumptions about consumer behavior play an important role in these calculations; this is particularly relevant for loans such as mortgages where the client has the right, but not the obligation, to repay before the scheduled maturity. On the liability side, the re-pricing characteristics of deposits are based on estimates since the rates are not coupled to a specified market rate.

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 6.1% in the first year after the rate jump, whereas a downward shift of the same magnitude would decrease RJBank's net interest income by 4.7%. These sensitivity figures are based on positions as of September 30, 2004, and are subject to certain simplifying assumptions, including that management takes no corrective action. Normally, a decline in rates would increase net interest income, but due to the historically low levels of interest rates in the United States, there is only limited opportunity to adjust rates downward on the liability side.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. RJA's activities are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 23 traders. The average aggregate inventory held for proprietary trading during the year ended September 24, 2004 was CDN$4,424,000 (US $3,352,000). The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

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

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Continental and Delta). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill its lease obligations. In the event that the airlines default on their lease commitments and the Company is unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. In the fourth quarter of fiscal 2004, the Company recorded a $4 million charge related to a write-down of its investment in the leveraged lease of an aircraft to Delta Airlines. Although Delta has not defaulted on its obligations under this lease, Delta's financial condition has continued to deteriorate, thus increasing the likelihood of such a default.

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

The Company has established a Quality of Markets Committee that meets regularly to review execution of customer orders by the OTC, Option and Listed trading departments. This Committee is comprised of representatives from the Correspondent Services, Compliance and Legal Departments and is under the direction of a senior officer of RJF. This Committee reviews reports from OTC, Option and Listed trading departments and recommends action for improvement when necessary.

Regulatory and Legal Risk

Legal risk includes the risk of Private Client Group customer claims, the possibility of sizable adverse legal judgments and non-compliance with applicable legal and regulatory requirements. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts business. Regulatory oversight of the securities industry has become increasingly demanding over the past several years and the Company, as well as others in the industry, has been directly affected by this increased regulatory scrutiny.

The Company’s subsidiaries have designated Anti-money Laundering Compliance Officers who monitor compliance with regulations adopted under the U.S.A. Patriot Act. The Company has comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, extension of credit, collection activities, money-laundering and record keeping. The Company acts as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, the Company has legal exposure. To manage this exposure, a committee of senior executives reviews proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

The Company's major business units have compliance departments that are responsible for regularly reviewing and revising compliance and supervisory procedures to conform to changes in applicable regulations.

The Company experienced an increase in the number of Private Client Group claims beginning in fiscal year 2001 as a result of the downturn in the equity markets; the number of claims has begun to decline but is still above historic levels. While these claims may not be the result of any wrongdoing, the Company does, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on the Company's reserve policy under "Critical Accounting Policies"; see also "Legal Proceedings" and "Regulation".

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Raymond James Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and Subsidiaries as of September 24, 2004 and September 26, 2003, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended September 24, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raymond James Financial, Inc. and Subsidiaries as of September 24, 2004 and September 26, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 24, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2003 the Company changed its method of accounting for stock-based compensation.

KPMG LLP

Tampa, Florida
December 6, 2004

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	September 24,	September 26,
	2004	2003
	(in 000's)
ASSETS
Cash and cash equivalents	$ 528,823	$ 734,631
Assets segregated pursuant to federal regulations:
Cash and cash equivalents	2,322,402	1,000,101
Securities purchased under agreements to resell	-	1,236,265
Securities owned:
Trading account securities, at fair value	329,861	181,947
Available for sale securities, at fair value	208,022	241,323
Receivables:
Clients	1,961,553	1,652,218
Stock borrowed	1,536,879	1,208,562
Brokers-dealers and clearing organizations	125,544	126,715
Other	169,577	150,100
Property and equipment, net	122,750	118,285
Deferred income taxes, net	73,559	68,465
Deposits with clearing organizations	28,466	29,438
Goodwill	62,575	62,575
Investment in leveraged leases	20,160	24,947
Prepaid expenses and other assets	131,675	76,066

	$7,621,846	$6,911,638
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 136,393	$ 167,210
Payables:
Clients	4,121,713	3,983,610
Stock loaned	1,597,117	1,227,151
Brokers-dealers and clearing organizations	74,258	154,757
Trade and other	195,291	147,162
Trading account securities sold but not yet
purchased	122,281	71,431
Accrued compensation, commissions and benefits	256,062	199,017
Income taxes payable	32,145	26,017

	6,535,260	5,976,355

Minority Interests	21,373	10,548

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 75,321,926 at	753	497
Sept. 24, 2004 and 49,691,528 at Sept. 26, 2003
Shares exchangeable into common stock; 285,325	5,493	6,450
at Sept. 24, 2004 and 219,477 at Sept. 26, 2003
Additional paid-in capital	127,405	101,298
Accumulated other comprehensive income	3,875	604
Retained earnings	957,317	850,656
	1,094,843	959,505
Less: 1,761,322 and 1,400,521 common shares
in treasury, at cost	29,630	34,770
	1,065,213	924,735

	$7,621,846	$6,911,638

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Year Ended
	September 24,	September 26,	September 27,
	2004	2003	2002

Revenues:
Securities commissions and fees	$ 1,290,344	$1,045,071	$1,042,924
Investment banking	106,350	71,317	73,056
Investment advisory fees	134,447	112,126	117,054
Interest	134,764	127,707	159,803
Net trading profits	23,565	20,615	22,650
Financial service fees	80,431	69,536	60,449
Other	59,875	51,199	41,487

Total revenues	1,829,776	1,497,571	1,517,423

Interest expense	48,517	45,611	76,335
Net revenues	1,781,259	1,451,960	1,441,088

Non-Interest Expenses:
Compensation, commissions and benefits	1,273,420	1,034,676	1,022,157
Communications and information processing	82,186	77,016	79,245
Occupancy and equipment costs	61,339	61,520	61,038
Clearance and floor brokerage	20,773	17,729	15,630
Business development	59,963	51,332	49,675
Other	79,457	71,412	81,827
Total non-interest expenses	1,577,138	1,313,685	1,309,572

Income before provision for income taxes	204,121	138,275	131,516

Provision for income taxes	76,546	51,958	52,213

Net income	$ 127,575	$ 86,317	$ 79,303

Net income per share-basic	$ 1.74	$ 1.19	$ 1.09
Net income per share-diluted	$ 1.72	$ 1.17	$ 1.07
Weighted average common shares
outstanding-basic	73,395	72,824	73,011
Weighted average common and common
equivalent shares outstanding-diluted	74,402	73,479	74,444

Net income	$ 127,575	$ 86,317	$ 79,303
Other Comprehensive Income:
Net unrealized (loss) gain on securities
available for sale, net of tax	(112)	(231)	22
Net unrealized gain (loss) on interest
rate swaps accounted for as hedges	2,184	1,575	(555)
Net change in currency translations	1,199	9,417	(2,743)
Total comprehensive income	$ 130,846	$ 97,078	$ 76,027

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Exchangeable Shares		Additional		Other	Treasury Stock		Total
					Paid-in	Retained	Comprehensive	Common		Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	AAAAmount aAAA	Equity
Balances at September 26, 2001	48,998	$ 490	219	$ 6,423	$ 67,464	$ 721,183	$ (6,881)	(1,002)	$ (17,803)	$ 770,876
Net income fiscal 2002						79,303				79,303
Cash dividends - common stock
($.36 per share)						(18,508)				(18,508)
Purchase of treasury shares								(359)	(9,147)	(9,147)
Exchangeable shares			(47)	$ (1,366)	500			47	866	-
Employee stock purchases					1,390			208	4,058	5,448
Exercise of stock options					(1,805)			462	8,396	6,591
Grant of restricted shares					2,251			148	2,711	4,962
Non-qualified option expense					2,390					2,390
Tax benefit related to non-qualified
option exercises					997					997
Net unrealized gain on securities
available for sale, net of tax							22			22
Net unrealized (loss) on interest
rate swaps accounted for as hedges							(555)			(555)
Net change in currency translations							(2,743)			(2,743)
Balances at September 27, 2002	48,998	$ 490	172	$ 5,057	$ 73,187	$ 781,978	$ (10,157)	(496)	$ (10,919)	$ 839,636

Net income fiscal 2003						86,317				86,317
Cash dividends - common stock
($.36 per share)						(17,639)				(17,639)
Purchase of treasury shares								(1,445)	(35,964)	(35,964)
Exchangeable shares	243	2	47	$ 1,393	7,139					8,534
Employee stock purchases	175	2			4,430			34	750	5,182
Exercise of stock options	275	3			6,137			334	7,367	13,507
Grant of restricted shares					1,092			172	3,996	5,088
Non-qualified option expense					8,913					8,913
Tax benefit related to non-qualified
option exercises					400					400
Net unrealized loss on securities
available for sale, net of tax							(231)			(231)
Net unrealized gain on interest
rate swaps accounted for as hedges							1,575			1,575
Net change in currency translations							9,417			9,417
Balances at September 26, 2003	49,691	$ 497	219	$ 6,450	$ 101,298	$ 850,656	$ 604	(1,401)	$ (34,770)	$ 924,735

Net income fiscal 2004						127,575				127,575
Cash dividends - common stock
($.36 per share)						(20,664)				(20,664)
Purchase of treasury shares								(84)	(1,955)	(1,955)
Exchangeable shares	36	-	(36)	$ (957)	957
3-for-2 stock split	25,002	250	102			(250)		(593)
Employee stock purchases	274	3			7,096					7,099
Exercise of stock options	319	3			5,247			106	2,271	7,521
Grant of restricted shares					2,432			211	4,824	7,256
Non-qualified option expense					10,375					10,375
Net unrealized loss on securities
available for sale, net of tax							(112)			(112)
Net unrealized gain on interest
rate swaps accounted for as hedges							2,184			2,184
Net change in currency translations							1,199			1,199
Balances at September 24, 2004	75,322	$ 753	285	$ 5,493	$ 127,405	$957,317	$ 3,875	(1,761)	$ (29,630)	$1,065,213
See accompanying Notes to Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(continued on next page)

	Year ended
	September 24,	September 26,	September 27,
	2004	2003	2002
Cash Flows from operating activities:
Net Income	$ 127,575	$ 86,317	$ 79,303
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	16,827	18,344	22,813
Deferred income taxes	(5,094)	(14,731)	(15,917)
Unrealized (gain) loss on investment account securities	-	(55)	(362)
Unrealized (gain) loss and premium amortization
on Available for Sale Securities	(1,603)	(216)	(582)
Ineffectiveness of interest rate swaps accounted for as cash low hedges	(392)	(525)	(498)
Loss on sale of investment account securities	4,000	-	323
Loss on sale of property and equipment	1,696	469	2,494
Provision for bad debts and other accruals	26,076	40,048	35,675
Stock and option compensation expense	17,631	14,401	8,349
Minority Interest	10,825	152	3,796

(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(86,036)	(150,439)	(340,343)
Receivables:
Clients, net	(311,142)	(129,442)	79,506
Stock borrowed	(328,317)	(432,176)	475,168
Brokers-dealers and clearing organizations	1,171	(38,837)	93,835
Other	(19,477)	(17,789)	2,776
Trading securities, net	(97,065)	106,019	13,864
Prepaid expenses and other assets	(54,354)	(12,568)	17,911

Increase (decrease) in operating liabilities:
Payables:
Clients	138,103	235,666	136,350
Stock loaned	369,966	392,772	(430,710)
Brokers-dealers and clearing organizations	(80,499)	116,946	(130,590)
Trade and other	23,860	(36,092)	(23,300)
Accrued compensation, commissions and benefits	57,045	10,157	1,115
Income taxes payable	6,128	2,769	23,248
Total adjustments	(310,651)	104,873	(25,079)

Net cash provided by (used in) operating activities	(183,076)	191,190	54,224

	Year ended
	September 24,	September 26,	September 27,
	2004	2003	2002

Cash Flows from investing activities:
Additions to property and equipment, net	(22,028)	(28,775)	(26,390)
Sales of investment account securities	-	-	1,154
Sales of available for sale securities	-	-	65,149
Purchases of investment account securities	-	(591)	-
Purchases of available for sale securities	(66,011)	(97,708)	(251,855)
Security maturations and repayments	98,730	207,965	199,971

Net cash provided by (used in) investing activities	10,691	80,891	(11,971)

Cash Flows from financing activities:
Proceeds from borrowed funds	80,198	307,540	184,457
Repayments of mortgage and borrowings	(111,014)	(289,893)	(197,320)
Exercise of stock options and employee stock purchases	14,620	18,689	12,039
Purchase of treasury stock	(1,955)	(35,964)	(9,147)
Cash dividends on common stock	(20,664)	(17,639)	(18,508)

Net cash (used in) provided by financing activities	(38,815)	(17,267)	(28,479)

Currency adjustment:
Effect of exchange rate changes on cash	5,392	10,318	(2,743)
Net increase (decrease) in cash and cash equivalents	(205,808)	265,132	11,031
Cash and cash equivalents at beginning of year	734,631	469,499	458,468

Cash and cash equivalents at end of year	$ 528,823	$ 734,631	$ 469,499

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 48,229	$ 48,537	$ 77,133
Cash paid for taxes	$ 75,511	$ 63,920	$ 43,032

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

Investment banking revenues are recorded at the time the transaction is completed and the related income is reasonably determinable. Investment banking revenues include management fees and underwriting fees earned in connection with the distribution of the underwritten securities, merger and acquisition fees, private placement fees and limited partnership distributions.

The Company earns an investment advisory fee based on a client's portfolio value on portfolios managed by its investment advisor subsidiaries. These fees are recorded ratably over the period earned.

Financial service fees include interest income and expense, and per account fees such as IRA fees, transaction fees on wrap fee accounts, service fees and distributions fees received from mutual funds.

Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. Correspondent clearing revenues are recorded net of commissions remitted and included in other revenue. Total commissions generated by correspondents were $24,289,000, $16,140,000, and $15,836,000 and commissions remitted totaled $19,719,000, $12,494,000, and $12,117,000 for the years ended September 24, 2004, September 26, 2003, and September 27, 2002, respectively.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Assets Segregated Pursuant to Federal Regulations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Raymond James & Associates (“RJA”), as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. Segregated assets at September 24, 2004 consist of cash and cash equivalents; segregated assets at September 26, 2003 consist of cash, cash equivalents and securities purchased under agreements to resell.

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

Securities Owned

Trading account securities are comprised primarily of the financial instruments held by the Company's broker-dealer subsidiaries. These instruments are recorded at fair value with unrealized gains and losses reflected in current period earnings. Fair values are generally based on prices from independent sources, such as listed market prices or broker or dealer price quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of securities, current financial information, restrictions on dispositions, market values of underlying securities and quotations for similar instruments.

Available for sale securities are comprised primarily of CMO, mortgage related debt, and certain equity securities of the Company's non-broker-dealer subsidiaries. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains or losses, net of deferred taxes, reported in shareholders' equity as a component of accumulated other comprehensive income. Any unrealized losses deemed to be other than temporary are included in current period earnings. Additionally, all realized gains and losses, determined on a specific identification basis, are included in current period earnings.

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

Loan origination fees, net of related costs, are capitalized and recognized in interest income using the interest method or on a straight-line basis, which approximates the interest method over the contractual life of the loans, adjusted for prepayments.

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

The Company also provides for an allowance for losses on its receivables from Financial Advisors based on historical collection experience. Additionally, when the Financial Advisor is no longer associated with the Company or it is determined that it is probable that the amount will not be collected, the Company provides for a specific allowance on the receivable.

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

Exchange Memberships

Exchange memberships are carried at cost or, if an “other than temporary” impairment in value has occurred, at a value that reflects management's estimate of the impairment. In the first quarter of fiscal 2003, the Company sold its shares in the Toronto Stock Exchange for a realized gain of $5,300,000. The remaining membership interests, which are included in prepaid expenses and other assets at a cost of $2,711,000 and $3,389,000 at September 24, 2004 and September 26, 2003, respectively, had an aggregate determinable market value of $5,471,000 and $6,323,000 at September 24. 2004 and September 26, 2003, respectively. The market value of the exchange memberships is determined based on the last reported sale.

Legal Reserves

The Company recognizes liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount, if not determinable, the Company accrues at least the minimum of the range of probable loss.

The Company records reserves related to legal proceedings in "other payables". Such reserves are established and maintained in accordance with SFAS No. 5, "Accounting for Contingencies", and Financial Interpretation No. 14.The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Lastly, each case is reviewed to determine if it is probable that insurance coverage will apply, in which case the reserve is reduced accordingly. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.

Stock Compensation

At September 24, 2004, the Company had eight stock-based employee compensation plans, which are described more fully in Note 14 of the Notes to the Consolidated Financial Statements. Prior to fiscal 2003, the Company accounted for those plans under the recognition and measurement provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation”. In accordance with APB No. 25, stock-based employee compensation expense related to stock options was not reflected in net income for fiscal year 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 28, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123. Under the modified prospective method of adoption selected by the Company within the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the recognition of compensation cost in fiscal 2004 and 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied since the date of grant for all outstanding options. Results for prior years have not been restated. See Note 13, “Employee Benefit Plans”, for a tabular presentation that illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

Compensation expense is recognized immediately for restricted stock units for which future service is not a required condition to the delivery of the underlying shares of common stock. For restricted stock units with future service requirements, compensation expense is recognized over the relevant vesting period.

Derivative Financial Instruments

The Company makes limited use of derivative financial instruments. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, while others are used to economically hedge fixed income inventories. These derivative financial instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities. This statement establishes standards for designating a derivative as a hedge. Derivatives in a broker-dealer or derivatives that do not meet the criteria for designation as a hedge are accounted for as trading account assets.

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

RJBank discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is designated as a hedging instrument, because management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

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

NOTE 2 - RECEIVABLES FROM AND PAYABLES TO CLIENTS:

Receivables from Clients

Receivables from clients include amounts arising from normal cash and margin transactions, bank loans receivable, and fees receivable. Margin receivables are collateralized by securities owned by brokerage clients, while bank loans are collateralized by first or second mortgage on residential property, real property, or the general assets of the borrower. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients at September 24, 2004 and September 26, 2003 is as follows:

	September 24, 2004	September 26, 2003
(in 000's)

Client receivables - gross (1)	$ 1,973,632	$ 1,661,032
Allowance for loan losses and doubtful accounts	(12,079)	(8,814)
Client receivables - net	$ 1,961,553	$ 1,652,218

(1)	Includes loans available for sale by RJBank of $695,000 and $1,038,000 at September 24, 2004 and September 26, 2003, respectively.

The following table provides a summary of RJBank's loans receivable (included within client receivables above) at September 24, 2004 and September 26, 2003:

	September 24,	September 26,
	2004	2003
	(in 000's)

Residential mortgage loans (1)	$ 456,515	$ 388,298
Commercial loans	234,713	174,939
Consumer loans	2,280	2,038
	693,508	565,275

Allowance for loan losses	(7,642)	(5,910)
Purchase premium	2,525	2,715
Purchase discount	(1,542)	(826)
Deferred origination fees and costs, net	(871)	(621)
	$ 685,978	$ 560,633

(1)	Pledged to secure borrowings of $60 million at September 24, 2004.

Changes in the allowance for loan losses at RJBank for the years ended September 24, 2004 and September 26, 2003, are as follows:

	September 24,	September 26,
	2004	2003
	(in 000's)

Balance, beginning of year	$ 5,910	$ 5,109
Provision charged to operations	2,232	801
Charge-offs	-	-
Balance, end of year	$ 8,142	$ 5,910

The average balance of impaired loans at September 24, 2004 and September 26, 2003, along with the related interest income recognized on these loans, was immaterial to the financial statements.

Payables to Clients

Payables to clients include brokerage client funds on deposit awaiting reinvestment and bank savings accounts and certificates of deposit. The following table presents a summary of client payables at September 24, 2004 and September 26, 2003:

	September 24,		September 26,
	2004		2003
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(in 000's)
Brokerage client payables:
Interest bearing	$ 2,970,919	0.45%	$ 2,844,125	0.60%
Non-interest bearing	375,504	-	350,645	-
Total brokerage client payables	3,346,423	0.40%	3,194,770	0.53%

Bank client payables:
Demand deposits - interest bearing	4,379	0.21%	7,040	0.28%
Demand deposits - non-interest bearing	2,776	-	1,342	-
Money market accounts	16,454	0.14%	19,681	0.25%
Savings accounts	608,447	0.26%	645,563	0.32%
Certificates of deposit (1)	140,980	3.71%	105,889	4.49%
Total bank client payables	773,036	0.89%	779,515	0.88%

Other client payables - non-interest bearing	2,254	-	9,325	-

Total client payables	$ 4,121,713	0.56%	$ 3,983,610	0.60%

(1)	Certificates of deposit in amounts of $100,000 or more at September 24, 2004 and September 26, 2003 were $37,893,000 and $27,796,000, respectively.

Certificate of deposits issued have remaining maturities at September 24, 2004 and September 26, 2003, as follows:

	September 24,	September 26,
	2004	2003
	(in 000's):

Year one	$ 61,351	$ 45,691
Year two	23,831	24,259
Year three	10,987	15,147
Year four	16,990	5,800
Year five and thereafter	27,821	14,992
Total	$140,980	$105,889

Interest expense on client accounts is comprised of the following for the years ended September 24, 2004 and September 26, 2003:

	September 24,	September 26,
	2004	2003
	(in 000's)

Brokerage clients payables	$ 14,101	$ 17,685

Bank clients payables
Demand deposits	9	9
Money market accounts	27	58
Savings accounts	1,617	2,472
Certificate accounts	5,101	4,910
	$ 20,855	$ 25,134

NOTE 3 - TRADING SECURITIES AND TRADING SECURITIES SOLD BUT NOT YET PURCHASED:

	September 24, 2004		September 26, 2003
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)
Marketable:
Equities	$ 33,910	$ 32,950	$ 34,318	$ 36,243
Municipal obligations	192,099	-	97,225	5
Corporate obligations	26,216	3,522	15,728	598
Government obligations	52,335	66,073	24,947	29,008
Other	17,886	19,736	7,495	5,577
Non-marketable	7,415	-	2,234	-
	$329,861	$122,281	$181,947	$ 71,431

NOTE 4 - AVAILABLE FOR SALE SECURITIES:

The amortized cost and estimated market values of securities available for sale at September 24, 2004 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in 000's)

Mortgage-backed securities	$ 207,804	$ 428	$(273)	$207,960
Municipal bonds	40	1	-	41
Other	3	-	18	21
	$ 207,847	$ 429	$(255)	$208,022

The amortized cost and estimated market values of securities available for sale at September 26, 2003 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in 000's)

Mortgage-backed securities	$ 240,873	$ 540	$(201)	$241,212
Municipal bonds	90	-	-	90
Other	3	18	-	21
	$ 240,966	$ 558	$(201)	$241,323

There were no proceeds from the sales of securities available for sale for the years ended September 24, 2004 and September 26, 2003, respectively.

The following table shows the Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004.

	Less than 12 months		12 months or more		Total
	Estimated		Estimated		Estimated
	market	Unrealized	market	Unrealized	market	Unrealized
	value	losses	value	losses	value	losses
Mortgage backed
securities	$27,631,210	(110,295)	$18,422,445	(16,233)	$46,053,655	(126,528)
Collateralized
mortgage obligations	-	-	6,440,153	(146,099)	6,440,153	(146,099)
Total temporarily
impaired
securities	$27,631,210	(110,295)	$24,862,598	(162,332)	$52,493,808	(272,627)

NOTE 5 - VARIABLE INTEREST ENTITIES (“VIE’S”)

Under the provisions of FASB Interpretation 46R ("FIN 46R") the Company determined that Raymond James Employee Investment Funds I and II (the “Funds”) and Comprehensive Software Systems, Inc. (“CSS”) are VIE’s. The Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. Both Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two thirds of the purchase price per unit. The loans and applicable interest are to be repaid based solely on distributions from the Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the Funds, which have combined assets of approximately $10 million at September 24, 2004. None of those assets act as collateral for any obligations of the Funds. The Company's exposure to loss is limited to its contributions and the loans it funded to the employee investors. At September 24, 2004, that exposure is approximately $9.4 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. CSS is currently funded by capital contributions and loans from its owners. CSS had assets of $5.8 million and negative net equity at September 24, 2004. The Company's exposure to loss is limited to its capital contributions and amounts loaned. The Company is not the primary beneficiary of CSS and, therefore, accounts for its investment using the equity method of accounting. The carrying value of the Company’s investment in CSS was zero at September 24, 2004.

NOTE 6 - LEVERAGED LEASES:

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

	September 24,	September 26,
	2004	2003
	(in 000's)
Rents receivable (net of principal and
interest on the non-recourse debt)	$ 16,161	$ 20,948
Unguaranteed residual values	10,719	10,719
Unearned income	(6,720)	(6,720)
Investment in leveraged leases	20,160	24,947

Deferred taxes arising from leveraged leases	(25,294)	(28,162)
Net investment in leveraged leases	$ (5,134)	$ (3,215)

The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill its lease obligations. In the event that the airlines default on their lease commitments and the Company is unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. In the fourth quarter of fiscal 2004, the Company recorded a $4 million charge related to its investment in the leveraged lease of an aircraft to Delta Airlines. Although Delta has not defaulted on its obligations under this lease, Delta's financial condition has continued to deteriorate.

NOTE 7 - PROPERTY AND EQUIPMENT:

	September 24,	September 26,
	2004	2003
	(in 000's)

Land	$ 19,244	$ 19,244
Construction in process	2,146	23,226
Buildings, leasehold and land improvements	119,358	89,408
Furniture, fixtures, and equipment	137,309	134,846
	278,057	266,724
Less: accumulated depreciation
and amortization	(155,307)	(148,439)
	$ 122,750	$ 118,285

NOTE 8 - BORROWINGS:

Borrowings at September 24, 2004 and September 26, 2003 are presented below:

	September 24, 2004	September 26, 2003
	(in 000's)
Short-term Borrowings:
Borrowings on lines of credit (1)	$ 4,117	$ 197
Current portion of mortgage note payable	2,303	-
Total short-term borrowings	6,420	197

Long-term Borrowings:
Mortgage note payable (2)	72,276	47,013
Term loan (3)	-	60,000
Federal home loan bank advances (4)	60,000	60,000
Total long-term borrowings	129,973	167,013

Total borrowings	$136,393	$167,210

(1)    The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in US dollars and one line of credit denominated in Canadian dollars with an aggregate available balance of $630 million and CDN$40 million, respectively. The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. During fiscal year 2004 interest rates on the lines of credit ranged from 1.47% to 3.50%. During fiscal year 2003 interest rates on the lines of credit ranged from 1.52% to 3.50%

(2)    The mortgage note payable is for the financing of the Company's home office complex. The Company refinanced its existing mortgage in January 2003 and borrowed an additional $27,000,000 upon the completion of a fourth headquarters building in January 2004. The mortgage bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $76,914,000 at September 24, 2004.

(3)    The term loan bore interest at LIBOR plus 1.25%. The loan was paid in full in August 2004. During fiscal year 2004 interest rates on the term loan ranged from 2.37% to 2.91%. The term loan required that the Company maintain a certain net worth and that the Company follow certain other sound business practices. The $100 million committed line of credit to the parent company also has these requirements.

(4)    RJBank has $60 million in Federal Home Loan Bank ("FHLB") advances outstanding at September 24, 2004, which bear interest at fixed rates ranging from 4.03% to 5.67% and mature between May 2008 and March 2011. These advances are secured by a blanket lien on the Bank's residential loan portfolio issued to FHLB at September 24, 2004.

Long-term borrowings at September 24, 2004, based on their contractual terms, mature as follows (in 000's):

2006	2,438
2007	2,580
2008	7,731
2009	2,891
2010 and thereafter	114,333
Total	$129,973

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS:

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

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At September 30, 2004 and 2003, RJBank was party to $48.9 million and $84.5 million, respectively, in notional amount of interest rate swap agreements, and had cash of $1.9 million and $5.7 million, respectively, pledged as interest-bearing collateral for such agreements.

Changes in the fair value of a derivative that is highly effective, as defined by SFAS 133, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in income or expense at the end of each reporting period. When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value in the statement of financial condition, and recognizes any changes in its fair value in earnings. . For the years ended September 24, 2004, September 26, 2003, and September 27, 2002, RJBank recorded $391,651, $524,800, and $497,753, respectively, in income from ineffective cash flow hedges.

The Company also uses interest rate swaps to offset risk in certain fixed income inventory positions. The economically hedged positions and the swaps are marked to market with the gain or loss recorded in the statement of operations for the period. At September 24, 2004 and September 26, 2003, the Company had notional values of $33 million and $23 million, respectively, in interest rate swaps designed to offset risk in its fixed income trading inventory. In addition to these economically hedged transactions, the Company enters into interest rate swaps with some of its institutional clients. The net market value of all open swap positions at September 24, 2004 and September 26, 2003 was $5,074,000 and $534,000, respectively.

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

NOTE 10 - FEDERAL AND STATE INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended
	September 24,	September 26,	September 27,
	2004	2003	2002
		(in 000’s)
Current provision:
Federal	$ 74,385	$ 57,590	$ 53,985
State	13,722	8,388	10,298
	88,107	65,978	64,283
Deferred provision (benefit):
Federal	(5,664)	(12,846)	(10,010)
State	(5,897)	(1,174)	(2,060)
	(11,561)	(14,020)	(12,070)
	$ 76,546	$ 51,958	$ 52,213

The Company's income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year Ended
	September 24,	September 26,	September 27,
	2004	2003	2002
		(in 000’s)

Provision calculated at statutory rates	$ 71,442	$ 48,643	$ 46,030
State income taxes, net of federal benefit	5,085	4,689	5,355
Other	19	(1,374)	828
	$ 76,546	$ 51,958	$ 52,213

The major deferred tax asset (liability) items, as computed under SFAS 109, are as follows:

	September 24,	September 26,
	2004	2003
	(in 000’s)
Deferred tax assets:
Deferred compensation	$ 43,034	$ 38,958
Capital expenditures	8,044	9,533
Accrued expenses	46,778	43,194
Unrealized (Gain)/Loss	204	2,043
Other	793	2,899
Total deferred tax assets	98,853	96,627

Deferred tax liabilities:
Aircraft leases	(25,294)	(28,162)
Total deferred tax liabilities	(25,294)	(28,162)
Net deferred tax assets	$ 73,559	$ 68,465

The Company has recorded a deferred tax asset at September 24, 2004 and September 26, 2003. No valuation allowance as defined by SFAS 109 is required for the years then ended. Management believes that a valuation allowance is not necessary because it is more likely than not the deferred tax asset is realizable.

NOTE 11 - COMMITMENTS:

Long-term lease agreements expire at various times through 2014. Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $20,125,737 in 2005, $16,920,763 in 2006, $14,145,593 in 2007, $10,082,544 in 2008, $6,178,772 in 2009 and $9,763,728 thereafter. Rental expense incurred under all leases, including equipment under short-term agreements, aggregated $31,396,000, $30,657,364, and $28,003,000 in 2004, 2003 and 2002, respectively

RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit outstanding are as follows:

	September 24, 2004	September 26, 2003
	(in 000's)

Standby letters of credit	$ 7,917	$ 4,740
Consumer lines of credit	31,708	9,759
Commercial lines of credit	62,085	54,764
Unfunded loan commitments - variable rate	119,669	148,071
Unfunded loan commitments - fixed rate	3,755	2,687

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. The majority of loan commitments have terms of up to one year.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of September 30, 2004, $7.9 million of such letters of credit were outstanding. Of the letters of credit outstanding, $4.7 million are underwritten as part of a larger corporate credit relationship, and the remaining $3.2 million are fully secured by cash or securities. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

At September 24, 2004, no securities were pledged by RJBank as collateral with the Federal Home Loan Bank of ("FHLB") for advances. In lieu of pledging securities for advances, RJBank provided the FHLB with a lien against RJBank's portfolio of residential mortgages. At September 26, 2003, securities with carrying values of $72,811,000 were pledged as collateral for advances with FHLB.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $2,694,000, $2,590,000, and $2,491,000 were recognized in fiscal 2004, 2003 and 2002, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at September 24, 2004 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At September 24, 2004 and September 26, 2003, the Company had client margin securities valued at $90.2 million and $97.8 million, respectively, on deposit with a clearing organization.

The Company has guaranteed lines of credit for various foreign joint ventures as follows: three lines of credit totaling $12.5 million in Turkey and one line of credit totaling $1.3 million in Argentina. At September 24, 2004, there were no outstanding balances on these lines of credit. In addition, the Company has guaranteed the completion of trades with counterparties in Turkey and Argentina not to exceed $23 million.

The Company has committed a total of $30.9 million, in amounts ranging from $500,000 to $1,500,000, to 33 different independent venture capital or private equity partnerships. As of September 24, 2004, the Company had invested $24.5 million of that amount. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $8.8 million as of September 24, 2004.

At September 24, 2004, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of collateral (in 000's):
Securities purchased under agreements to resell	$ 57,082
Securities received in securities borrowed vs. cash transactions	1,536,879
Collateral received in margin loans	1,365,411
Total	$2,959,372

During the year certain collateral was repledged. At September 24, 2004, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of collateral and trading securities (in 000's):
Securities purchased under agreements to resell	$ 57,082
Securities received in securities borrowed vs. cash transactions	1,536,879
Collateral received in margin loans	242,150
Total	$1,836,111

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

The Company guarantees certain obligations of subsidiaries as follows: the guarantee of the existing mortgage debt of Raymond James & Associates, Inc. ("RJA") of $72.3 million, the guarantee of the interest rate swap obligations of RJ Capital Services, Inc. (a maximum market exposure of $20 million) and the guarantee of the debt ($191,000 at September 24, 2004) of Raymond James Credit Corporation, Inc., which is secured by securities held as collateral for customer borrowings. The Company has also committed to lend to or guarantee obligations of RJ Tax Credit of up to $90 million upon request. RJ Tax Credit may borrow in order to fund the purchase and development of properties qualifying for tax credits, which are then sold to third parties. This commitment is reviewed and renewed annually. The borrowings are secured by real estate properties. At September 24, 2004, there were guarantees outstanding to third parties of $14.4 million and cash funded to purchase properties of $34.2 million. In addition, at September 24, 2004, RJ Tax Credit is committed to purchase properties, subject to due diligence, totaling $48.5 million.

NOTE 12 - LEGAL AND REGULATORY PROCEEDINGS:

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

As previously reported, the Company and RJFS are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. The lawsuits are pending in various courts, and several of the arbitration claims relating to this matter have been settled by RJFS for amounts consistent with its evaluation of those claims. In the first arbitration to reach a hearing, claimants sought approximately $1.8 million dollars in damages plus punitive damages. The panel entered an order, subject to a final award being rendered, requiring RJFS to pay its clients their losses through a formula which includes the assignment to RJFS of their interests in the real estate transactions. The amounts due under the formula are still being calculated and appear to result in an amount substantially less than the claimants sought.   The panel denied any recovery to non-clients.    The Company does not believe that this order represents a precedent that would govern future decisions.  Arbitration proceedings for other claimants are currently scheduled through November 2006. Although the total amount funded by participants in this lending program may exceed $150 million, the amount of actual loss of the claimants is not determinable at this time because the participants are actively attempting to realize value from the underlying real estate collateral. Based on discovery to date, the Company and RJFS believe they have strong defenses to these claims and are vigorously contesting them.

As previously reported, RJFS and the SEC staff were unable to reach a resolution regarding a proposed enforcement action alleging fraud and failure to supervise a former Financial Advisor in the RJFS Rhode Island office. On September 30, 2004, the SEC issued an order instituting public administrative and cease-and-desist proceedings pursuant to section 8A of the Securities Act of 1933, sections 15(b) and 21C of the Securities Exchange Act of 1934, and section 203(f) of the Investment advisor Act of 1940 against RJFS, its former President and a former branch manager.  The Company has made provision in its financial statements for its estimate of the reasonable potential exposure for this claim; the matter is scheduled for a hearing before an administrative law judge in February 2005.

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

NOTE 13 - CAPITAL TRANSACTIONS:

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

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended September 24, 2004:

	Number of	Average
	Shares Purchased (1)	Price Per Share

July	-	-
August	75,000	$22.41
September	-	-
Total	75,000	$22.41

The Company does not have a formal stock repurchase plan. Shares are repurchased at the discretion of management pursuant to prior authorization from the board of directors. On May 20, 2004, the board of directors authorized purchases of up to $75 million. 75,000 shares have been purchased for a total of $1.7 million since that date. Leaving $73.3 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock reaches or approaches 1.5 times book value. The decision to repurchase shares is subject to cash availability and other factors. During 2004 and 2003, 86,057 and 1,444,537 shares, were repurchased at an average price of $23.17 and $16.60, respectively.

NOTE 14 - EMPLOYEE BENEFIT PLANS:

The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements. Such benefits become fully vested after seven years of qualified service. The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually. The Company's Long Term Incentive Plan (“LTIP”) is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. The Company has purchased and holds life insurance on the lives of most of those employees participating in the LTIP, to earn a competitive rate of return for participants and to provide a source of funds available to satisfy its obligations under this plan. Contributions to the qualified plans and the LTIP contribution for management are made in amounts approved annually by the Board of Directors. Compensation expense includes aggregate contributions to these plans of $22,265,000, $14,431,000, and $14,196,000 for fiscal years 2004, 2003, and 2002, respectively.

Stock Compensation Plans

At September 24, 2004, the Company has eight stock-based compensation plans, which are described below. Prior to fiscal 2003, the Company accounted for those plans under the recognition and measurement provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations. In accordance with APB No. 25, stock-based employee compensation expense related to stock options was not reflected in net income prior to fiscal year 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 28, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation”. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the recognition of compensation cost in fiscal years 2004 and 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied since the date of grant for all outstanding options. Results for fiscal 2002 have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

Year ended
	September 24,	September 26,	September 27,
	2004	2003	2002
(in 000's except per share data)

Net income, as reported	$ 127,575	$ 86,317	$ 79,303
Add: Stock-based employee compensation
expense included in reported net income	16,159	6,950	-

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(16,159)	(6,950)	(3,967)
Pro forma net income	$ 127,575	$ 86,317	$ 75,336

Earnings per share:
Basic - as reported	$ 1.74	$ 1.78	$ 1.63

Basic - pro forma	$ 1.74	$ 1.78	$ 1.55

Diluted - as reported	$ 1.72	$ 1.76	$ 1.60

Diluted - pro forma	$ 1.72	$ 1.76	$ 1.52

These amounts may not be representative of future stock-based compensation expense since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in fiscal 2004, 2003 and 2002:

	2004	2003	2002
Dividend Yield	1.10%	1.10%	1.10%
Expected Volatility	39.16%	43.18%	44.10%
Risk-free Interest Rate	3.96%	2.88%	4.09%
Expected Lives	4.9 yrs	4.73 yrs	4.91 yrs

Fixed Stock Option Plans

The Company has two qualified and three non-qualified fixed stock option plans. Under the 2002 Incentive Stock Option Plan, the Company may grant options to its management personnel for up to 6,000,000 shares of common stock. The 2002 Plan was established to replace, on substantially the same terms and conditions, the 1992 Plan. Options are granted to key administrative employees and Financial Advisors of Raymond James & Associates, Inc. who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time, disabled or recently retired.

As noted above, the Company has three non-qualified fixed stock option plans. Under the first of those plans, the Company may grant up to 3,417,188 shares of common stock to independent contractor Financial Advisors. Options are exercisable five years after grant date provided that the Financial Advisors are still associated with the Company. Under the Company's second non-qualified stock option plan, the Company may grant up to 569,532 shares of common stock to the Company's outside directors. Options vest over a five-year period from grant date provided that the director is still serving on the Board of the Company. Under the Company's third non-qualified stock option plan, the Company may grant up to 1,687,500 shares of common stock to key management personnel. Option terms are specified in individual agreements and expire on a date no later than the tenth anniversary of the grant date. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years.

A summary of the status of the Company's five fixed stock option plans as of September 24, 2004, September 26, 2003, and September 27, 2002 and changes during the years ended on those dates is presented below:

	2004		2003		2002
	Shares	Weighted	Shares	Weighted	Shares	Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price		Price		Price
Outstanding at
beginning of year	4,666,890	$ 18.65	5,147,723	$ 17.86	4,249,641	$ 15.15
Granted	1,533,898	25.13	728,625	19.71	1,725,750	21.19
Canceled	(225,724)	19.43	(295,500)	19.85	(133,784)	18.19
Exercised	(546,009)	13.67	(913,958)	14.78	(693,884)	9.50
Outstanding at
Year end	5,429,055	$20.95	4,666,890	$ 18.65	5,147,723	$ 17.86

Options exercisable
at year end	580,247		401,465		522,173
Weighted average
fair value of
options granted
during the year	$ 8.39		$ 7.56		$ 8.33

The following table summarizes information about fixed stock options outstanding at September 24, 2004:

	Options Outstanding			Options Exercisable

Range of	Number	Weighted	Weighted	Number	Weighted
Exercise	Outstanding	Average	Average	Exercisable	Average
Prices	at 9/24/04	Remaining	Exercise	at 9/24/04	Exercise
		Contractual	Price		Price
		Life
$ 0.0000 - 7.6800	0	0.0	$ 0.00	0	$ 0.00
$ 7.6801 - 10.2400	6,875	0.3	8.41	6,875	8.41
$10.2401 - 12.8000	374,550	1.1	12.56	42,750	12.29
$12.8001 - 15.3600	473,569	0.6	13.76	291,154	13.82
$15.3601 - 17.9200	276,775	3.1	17.30	39,032	17.62
$17.9201 - 20.4800	435,920	3.5	19.05	45,336	19.58
$20.4801 - 23.0400	1,706,843	2.5	21.27	8,850	21.05
$23.0401 - 25.6000	2,154,523	3.9	24.64	146,250	23.68
	5,429,055	2.9	$20.95	580,247	$16.94

Restricted Stock Plan

Under the 1999 Restricted Stock Plan the Company is authorized to issue up to 1,500,000 restricted shares of common stock to employees and independent contractors. Awards under this plan may be granted by various departments of the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management growth, and/or profitability of the Company. These shares are forfeitable in the event of voluntary termination. The compensation cost is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. As of September 24, 2004, 1,052,176 shares had been granted at an average market price of $20.91 with a future service period of 5 years. Expense of $3 million, $2.0 million, and $2.6 million was recorded in the years ended September 24, 2004, September 26, 2003 and September 27, 2002, respectively, related to this plan.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan, the Company is authorized to issue up to 2,250,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plans, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plan, and its expired predecessor plan, the Company sold 332,098, 314,394, and 312,695 shares to employees in fiscal years 2004, 2003, and 2002, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $1,252,186 for fiscal year 2004.

Stock Bonus Plan

The Company's 1999 Stock Bonus Plan authorizes the Company to issue up to 1,500,000 restricted shares to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000. Under the plan the restricted stock is granted at a 20% discount in determining the number of shares to be granted and the shares are generally restricted for a three year period, during which time the shares are forfeitable in the event of voluntary termination. The compensation cost is recognized over the three-year vesting period based on the market value of the shares on the date of grant. As of September 24, 2004, 660,280 shares had been granted at an average market price of $21.96. Expense of $2.7 million, $3.5 million, and $1.3 million was recorded in the years ended September 24, 2004, September 26, 2003, and September 27, 2002, respectively, related to this plan.

Employee Investment Funds

Certain key employees of the Company participate in the Raymond James Employee Investment Funds I and II, limited partnerships that invest in the merchant banking and venture capital activities of the Company and other unaffiliated venture capital limited partnerships. The Company makes non-recourse loans to these employees for two thirds of the purchase price per unit. The loans and applicable interest are to be repaid based solely on the distributions from of the funds.

NOTE 15 - REGULATIONS AND CAPITAL REQUIREMENTS:

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

	September 24,	September 26,
	2004	2003
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	28%	31%
Net capital	$ 363,049	$ 354,013
Less: required net capital	(25,840)	(23,206)
Excess net capital	$ 337,209	$ 330,807

RJFS elected the alternative net capital requirement beginning for the month ended September 26, 2003. At September 24, 2004 and September 26, 2003, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at September 24, 2004 and September 26, 2003 was as follows:

	September 24,	September 26,
	2004	2003
Raymond James Financial Services, Inc.:	(in 000's)
(alternative method elected)
Net capital	$ 39,663	$ 18,837
Less: required net capital	(250)	(250)
Excess net capital	$ 39,413	$ 18,587

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning level 1 or level 2 at September 30, 2004 or 2003.

The Risk Adjusted Capital of RJ Ltd. was CDN$20,422,000 and CDN$11,337,000 at September 30, 2004 and September 30, 2003, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of September 24, 2004 and September 26, 2003, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2004, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in 000's)
As of September 30, 2004:
Total capital (to
risk-weighted assets)	$ 84,278	15.1%	$ 44,666	8.0%	$ 55,832	10.0%
Tier I capital (to
risk-weighted assets)	77,299	13.8%	22,333	4.0%	33,499	6.0%
Tier I capital (to
average assets)	77,299	8.0%	38,468	4.0%	48,084	5.0%

As of September 30, 2003:
Total capital (to
risk-weighted assets)	$ 77,291	16.8%	$ 36,756	8.0%	$ 45,945	10.0%
Tier I capital (to
risk-weighted assets)	72,182	15.7%	18,378	4.0%	27,567	6.0%
Tier I capital (to
average assets)	72,182	7.9%	36,556	4.0%	45,695	5.0%

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

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

The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed and securities loaned was $1,493,810,000 and $1,542,953,000, respectively, at September 24, 2004 and $1,159,128,000 and $1,171,345,000, respectively, at September 26, 2003. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

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

The Company has sold securities that it does not currently own, and will therefore, be obligated to purchase such securities at a future date. The Company has recorded $122 million and $71 million at September 24, 2004 and September 26, 2003, respectively, which represents the market value of the related securities at such dates. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal yearend. The Company utilizes short government obligations and equity securities to hedge long proprietary inventory positions. At September 24, 2004, the Company had $66,073,000 in short government obligations and $19,788,000 in short equity securities, which represented hedge positions. At September 26, 2003, the Company had $24,216,000 in short government obligations and $11,846,000 in short equity securities which represented hedge positions.

The Company enters into security transactions involving forward settlement. The Company has recorded transactions with contract values of $2,062,855 and $2,047,082,000 and market values of $2,405,369,000 and $2,222,522,000 as of September 24, 2004 and September 26, 2003, respectively. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Company's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

NOTE 17 - EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share:

	Year Ended
	September 24,	September 26,	September 27,
	2004	2003	2002
	(in 000”s except per share amounts)

Net income	$ 127,575	$ 86,317	$ 79,303

Weighted average common shares
outstanding during the period	73,395	72,824	73,011

Additional shares assuming
Exercise of stock options (1)	1,007	655	983
Issuance of contingent exchangeable shares (2)	-	-	450

Weighted average diluted common
shares (1)	74,402	73,479	74,444

Net income per share - basic	$ 1.74	$ 1.19	$ 1.09

Net income per share - diluted (1)	$ 1.72	$ 1.17	$ 1.07

Securities excluded from weighted average
common shares because their effect
would be antidulitive	1,080	1,621	1,235

(1)	Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such options. These purchases were assumed to have been made at the average market price of the common stock during the period, or that part of the period for which the option was outstanding.

(2)	Represents the exchangeable shares issued on January 2, 2001 in connection with the acquisition of Goepel McDermid Inc. They are exchangeable on a one-for-one basis and entitle holders to dividends equivalent to that paid on shares of common stock.

NOTE 18 - SEGMENT ANALYSIS:

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

Raymond James Bank, FSB, is a separate segment, which provides residential, consumer, and commercial loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public.

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

Information concerning operations in the Company's segments is as follows:

	Year ended
	September 24,	September 26,	September 27,
	2004	2003	2002
	(000's)
Revenues:
Private Client Group	$ 1,223,458	$ 994,815	$ 991,158
Capital Markets	400,787	330,966	332,346
Asset Management	148,160	123,647	129,731
RJBank	28,104	28,699	31,056
Other	29,267	19,444	33,132
Total	$ 1,829,776	$1,497,571	$1,517,423

Pre-tax Income:
Private Client Group	$ 109,743	$ 73,440	$ 72,494
Capital Markets	57,910	37,532	38,032
Asset Management	27,875	18,730	20,257
RJBank	8,824	10,182	7,188
Other	(231)	(1,609)	(6,455)
Total	$ 204,121	$ 138,275	$ 131,516

The following table presents the Company's total assets on a segment basis:

	September 24,	September 26,
	2004	2003
	(000's)
Total Assets:
Private Client Group *	$ 3,945,968	$ 3,713,602
Capital Markets **	740,210	621,068
Asset Management	81,559	56,563
RJBank	924,747	911,211
Other***	1,929,362	1,609,194
Total	$ 7,621,846	$ 6,911,638

*	Includes $46 million of goodwill allocated pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets".
**	Includes $17 million of goodwill allocated pursuant to SFAS No. 142.
***	Includes stock borrowed balance of $1,536,879 and $1,208,562 at September 24, 2004 and September 26, 2003, respectively.

The Company has operations in the U.S., Canada, Europe and consolidated joint ventures in India, France, Turkey, and Argentina. Substantially all long-lived assets are located in the U.S. The following table presents revenues by country for the years indicated:

	Year ended
	September 24,	September 26,	September 27,
	2004	2003	2002
	(000's)
Revenue:
United States	$ 1,651,474	$ 1,369,131	$ 1,392,255
Canada	115,880	85,538	83,625
Europe	39,890	24,633	24,874
Other	22,532	18,269	16,669
Total	$ 1,829,776	$ 1,497,571	$ 1,517,423

While the dollar amount invested in emerging market joint ventures is only $4.5 million, these investments carry greater risk than amounts invested in developed markets.
*****
QUARTERLY FINANCIAL INFORMATION
(unaudited)

2004	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In 000's, except per share data)

Revenues	$ 424,660	$ 491,373	$ 451,535	$ 462,209
Net Revenues	413,987	480,448	440,111	446,713
Non-Interest expenses	375,032	413,541	392,397	396,169
Income before income taxes	38,955	66,907	47,714	50,544
Net income(1)	24,230	43,068	29,613	30,664
Net income per share - basic	.33	.59	.40	.42
Net income per share - diluted(1)	.33	.58	.40	.41
Dividends declared per share	.06	.06	.07	.07

2003	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In 000's, except per share data)

Revenues	$ 344,608	$ 350,497	$ 389,767	$ 412,699
Net Revenues	331,395	339,819	377,991	402,756
Non-interest expenses	308,030	315,548	339,847	350,261
Income before income taxes(1)	23,365	24,271	38,144	52,495
Net income	14,428	15,194	23,562	33,134
Net income per share - basic	.20	.21	.33	.46
Net income per share - diluted	.19	.21	.32	.45
Dividends declared per share	.06	.06	.06	.06

(1)    Due to rounding the quarterly results do not add to the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (including its significant subsidiaries) who are not Directors of the registrant are as follows:

Jennifer C. Ackart	40	Controller and Chief Accounting Officer

Barry S. Augenbraun	65	Senior Vice President and Corporate Secretary

Richard G. Averitt, III	59	Chairman and CEO - Raymond James Financial Services, Inc

Tim Eitel	55	Chief Information Officer - Raymond James & Associates

Jeffrey P. Julien	48	Senior Vice President - Finance and Chief Financial Officer, Director and/or officer of several RJF subsidiaries

Paul L. Matecki	49	General Counsel, Director of Compliance - RJF

Richard K. Riess	55	Executive Vice President - RJF,
		CEO and Director of both Eagle and Heritage

Van C. Sayler	49	Senior Vice President - Fixed Income, Raymond James & Associates

Thomas R. Tremaine	48	Executive Vice President - Operations and Administration, Raymond James & Associates

Jeffrey E. Trocin	45	Executive Vice President - Equity Capital Markets, Raymond James & Associates

Dennis W. Zank	50	President - Raymond James & Associates

The information required by Item 10 relating to Directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the 2004 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 20, 2005.

ITEMS 11, 12 13 AND 14.

The information required by Items 11, 12. 13 and 14 is incorporated herein by reference to the registrant's definitive proxy statement for the 2005 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 20, 2005.
PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Exhibits and financial statement schedules.

1. Financial Statements	PAGE(S)

Report Of Independent Registered Public Accounting Firm	36

Consolidated Statement of Financial Condition as of September 24, 2004 and September 26, 2003	37

Consolidated Statement of Operations and Comprehensive Income for the Three Years Ended
September 24, 2004	38

Consolidated Statement of Changes in Shareholders' Equity for the Three Years Ended
September 24, 2004	39

Consolidated Statement of Cash Flows for the Three Years Ended September 24, 2004	40

Notes to Consolidated Financial Statements	42

3. Exhibits

3.1
Amended and restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State Florida on March 21, 2001, incorporated by reference to Exhibit 3.1 as filed with Form 10-K on December 21, 2001.

3.2	Amended and restated By-Laws of the Company, incorporated by reference to Exhibit 3 as filed with Form 10-Q on February 9, 1998.

3.2.1	Amended Article IV Section 8 of the By-Laws approved on November 29, 2000 incorporated by reference to Exhibit 3 as filed with Form 10-K on December 22, 2000.

3.2.2	Amended Article IV Section 2 of the By-Laws approved on February 9, 2001, incorporated by reference to Exhibit 3.2.2 as filed with Form 10-K on December 21, 2001.

3.2.3	Amended Article VII, Section I of the By-Laws approved on February 14, 2003 incorporated by reference to Exhibit 3 filed with Form 10-Q on May 9, 2003.

3.2.4	Amended Article IV, Section I2 of the By-Laws approved on August 26, 2004 and incorporated by reference to Exhibit 99.1 as filed with the Company's 8-K report on August 27, 2004.

10.1*
Raymond James Financial, Inc. 2002 Incentive Stock Option Plan effective February 14, 2002, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-98537 filed August 22, 2002.

10.2*
Raymond James Financial, Inc. Restricted Stock Plan and Stock Bonus Plan effective October 1, 1999, incorporated by reference to Exhibits 4.1 and 4.2, respectively to Registration Statement on Form S-8, No. 333-74716 filed December 7, 2001.

66

10.3
Raymond James Financial, Inc.'s 1998 Employee Stock Purchase Plan effective November 19, 1998, incorporated by reference to Exhibit 10.1 to Registration statement on Form S-8, No. 333-68821, filed December 14, 1998.

10.4	Purchase agreement between BANK ONE CORPORATION as seller, and Raymond James Financial, Inc., incorporated by reference to Exhibit 10 as filed with the Company's Form 10-Q on May 7, 1999.

10.5	Revolving Credit Agreement for $100 million dated as of October 26, 1999, incorporated by reference to Exhibit 10.9 as filed with Form 10-K on December 22, 1999.

10.6
Waiver and Amendment No. 1 to the Revolving Credit Agreement (dated as of October 26, 1999) dated as of October 13, 2000, incorporated by reference to Exhibit 10.11 as filed with Form 10-K on December 22, 2000.

10.7	Amendment No. 2 to the Revolving Credit Agreement (dated as of October 26, 1999) dated as of October 24, 2000, incorporated by reference to Exhibit 10.11 as filed with Form 10-K on December 22, 2000.

10.8	Amendment No. 3 to the Revolving Credit Agreement (dated as of October 26, 1999) dated as of May 24, 2001, incorporated by reference to Exhibit 10.11 as filed with Form 10-K on December 21, 2001.

10.9	Amendment No. 4 to the Revolving Credit Agreement (dated as of October 26, 1999) dated as of October 23, 2001, incorporated by reference to Exhibit 10.11 as filed with Form 10-K on December 21, 2001.

10.10	Amendment No. 5 to the Revolving Credit Agreement (dated as of October 26, 1999) dated as of October 21, 2002, incorporated by reference to Exhibit 10.6 as filed with Form 10-K on December 23, 2002.

10.11	Amendment No. 6 to the Revolving Credit Agreement (dated as of October 26, 1999) dated as of October 17, 2003.

10.12	Amendment No. 7 to the Revolving Credit Agreement (dated as of October 26, 1999) dated as of October 15, 2004, filed herewith.

10.13	Amendment No. 8 to the Revolving Credit Agreement (dated as of October 26, 1999) dated as of November 5, 2004, filed herewith.

10.14
Arrangement Agreement between Goepel McDermid Inc. as seller, and Raymond James Holdings (Canada), Inc. incorporated by reference to Exhibit 10 to Registration Statement on Form S-3 filed on December 14, 2000.

10.15	Mortgage Agreement for $75 million dated as of December 13, 2002 incorporated by reference to Exhibit No. 10 as filed with form 10-K on December 23, 2002.

10.16*
Raymond James Financial, Inc.'s Stock Option Plan for Key Management Personnel effective November 21, 1996, incorporated by reference to Exhibit 4.1 to Registration Statement Form S-8, No. 333-103277, filed February 18, 2003.

10.17	Raymond James Financial, Inc. 2003 Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement Form S-8, No. 333-103280, filed February 18, 2003.

10.18	Form of Indemnification Agreement with Directors, filed herewith.

11	Computation of Earnings per Share is set forth in Note 17 of the Notes to the Consolidated Financial Statements in this Form 10-K

14	Code of Ethics for Senior Financial Officers, filed herewith

21	List of Subsidiaries

23	Consent of Independent Auditors

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1C	Charter of the Audit Committee of the Board of Directors as revised on November 30, 2004, filed herewith.

*    Executive Compensation Plans or Arrangements.

All schedules and exhibits not included are not applicable, not required or would contain information which is included in the Consolidated Financial Statements, Summary of Significant Accounting Policies, or the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 8th day of December, 2004.

RAYMOND JAMES FINANCIAL, INC.
By /s/ THOMAS A. JAMES
Thomas A. James, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. JAMES	Chairman and Chief	December 8, 2004
Thomas A. James	Executive Officer, Director

/s/ CHET B. HELCK	President and Chief Operating Officer, Director	December 8, 2004
Chet B. Helck

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	December 8, 2004
Francis S. Godbold

/s/ JEFFREY P. JULIEN	Senior Vice President - Finance	December 8, 2004
Jeffrey P. Julien	and Chief Financial Officer

/s/ JENNIFER C. ACKART	Controller and Chief Accounting Officer	December 8, 2004
Jennifer C. Ackart

/s/ ANGELA M. BIEVER	Director	December 8, 2004
Angela M. Biever

/s/ JONATHAN A. BULKLEY	Director	December 8, 2004
Jonathan A. Bulkley

/s/ H. WILLIAM HABERMEYER	Director	December 8, 2004
H. William Habermeyer

/s/ HARVARD H. HILL, JR.	Director	December 8, 2004
Harvard H. Hill, Jr.

/s/ PAUL W. MARSHALL	Director	December 8, 2004
Paul W. Marshall

/s/ KENNETH A. SHIELDS	Director	December 8, 2004
Kenneth A. Shields

/s/ ADELAIDE SINK	Director	December 8, 2004
Adelaide Sink

/s/ HARDWICK SIMMONS	Director	December 8, 2004
Hardwick Simmons

EXHIBIT 21

RAYMOND JAMES FINANCIAL, INC.
LIST OF SUBSIDIARIES

The following listing includes all of the registrant's subsidiaries, which are included in the consolidated financial statements:

	Place of	Subsidiary or
Name of Company	Incorporation	Joint Venture of
Raymond James & Associates, Inc. (“RJA”)	Florida	Raymond James
Financial, Inc. (“RJF”)
ASK-Raymond James Securities India Ltd.	India	HIL
Awad & Associates, Inc.	Florida	RJF
Awad Asset Management, Inc.	Florida	RJF
Ballast Point Venture Partners, LLC	Florida	RJF
Canada Inc. 3814041	Canada	RJF
EA Management I, LLC	Florida	RJF
EB Management I LLC	Florida	RJF
Eagle Asset Management, Inc.	Florida	RJF
Gateway Assignor Corporation, Inc.	Florida	RJF
Geovest Energy, Inc.	Florida	RJF
Heritage Asset Management, Inc.	Florida	RJF
Heritage Fund Distributors, LLC	Florida	RJA
Heritage International, Ltd. (“HIL”)	Mauritius	RJIH
Investment Management & Research, Inc.	Florida	RJF
IT Asset Management	France	RJAMI
Nova Scotia 3051862	Canada	RJ Canada, Inc.
Nova Scotia 3051863	Canada	Nova Scotia 3051862
PCA Insurance Agency of Michigan, Inc.	Florida	PCA
PCAF, Inc.	Florida	PCA
Planning Corporation of America (“PCA”)	Florida	RJA
Raymond James Holdings (Canada), Inc. ("RJ Holdings")	Canada	RJF
Raymond James Argentina Sociedad De Bolsa, S.A.	Argentina	RJSAH
Raymond James Asset Management Int'l., S.A. (“RJAMI”)	France	RJIH
Raymond James Bank, FSB	Florida	RJF
Raymond James Capital, Inc.	Delaware	RJF
Raymond James Capital Partners LP	Florida	RJF
Raymond James Credit Corporation	Delaware	RJF
Raymond James Dublin, Ltd.	Ireland	RJIH
Raymond James European Holdings, Inc. (“RJEH”)	Florida	RJIH
Raymond James Financial International, Ltd.	United Kingdom	RJIH
Raymond James Financial Services, Inc.	Florida	RJF
Raymond James Geneva, S.A.	Switzerland	RJF
Raymond James Global Securities Limited	British Virgin Isles ("BVI")	RJIH
Raymond James International Holdings, Inc. (“RJIH”)	Delaware	RJF
Raymond James Investment Services Ltd.	United Kingdom	Killik
Raymond James Killik (Holdings) Ltd. ("Killik")	United Kingdom	RJF
Raymond James Latin American Advisors Limited	BVI	RJSAH
Raymond James Ltd. ("RJ Ltd.")	Canada	RJ Holdings
Raymond James Partners, Inc.	Florida	RJF
Raymond James Patrimoine S.A.S.	France	RJIH
Raymond James Securities Turkey	Turkey	RJEH
Raymond James South American Holdings, Inc. (“RJSAH”)	Florida	RJIH
Raymond James Tax Credit Funds, Inc.	Florida	RJF
Raymond James Trust Company	Florida	RJF
Raymond James Trust Company West	Washington	RJF
RJ Canada LP	Alberta	Nova Scotia 3051863
RJ Canada, Inc. (USA)	Florida	RJF
RJ Capital Partners, LP	Florida	RJC

RJ Capital Services, Inc.	Delaware	RJF
RJ Communication, Inc.	Florida	RJF
RJ Equities, Inc.	Florida	RJF
RJ Equities-2, Inc.	Florida	RJF
RJ Government Securities, Inc.	Florida	RJF
RJ Health Properties, Inc.	Florida	RJF
RJ Leasing, Inc.	Florida	RJF
RJ Leasing-2, Inc.	Florida	RJ Leasing, Inc.
RJ Medical Investors, Inc.	Florida	RJF
RJ Mortgage Acceptance Corporation	Delaware	RJF
RJ Partners, Inc.	Florida	RJF
RJ Properties, Inc. (“RJP”)	Florida	RJF
RJ Realty, Inc.	Florida	RJF
RJ Specialist Corp.	Florida	RJF
RJ Structured Finance, Inc.	Delaware	RJF
RJ Ventures LLC	Florida	RJF
RJC Partners, Inc.	Florida	RJF
RJEIF, Inc.	Delaware	RJF
Robert Thomas Securities, Inc.	Florida	RJF
Value Partners, Inc.	Florida	RJF

EXHIBIT 23

Consent of Independent Registered
Public Accounting Firm

To the Shareholders and Board of Directors
of Raymond James Financial, Inc.:

We consent to the incorporation by reference in registration statements (No. 333-68821, 333-59449, 333-74716, 333-103280, 333-103277 and 333-98537) on Form S-8 and (No. 333-51840) on Form S-3 of Raymond James Financial, Inc. and Subsidiaries of our report dated December 6, 2004, relating to the consolidated statements of financial condition of Raymond James Financial, Inc. and Subsidiaries as of September 24, 2004 and September 26, 2003, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended September 24, 2004, which report appears in the September 24, 2004, annual report on Form 10-K of Raymond James Financial, Inc.

Our report refers to a change in fiscal year 2003 in the Company's method of accounting for stock-based compensation.

KPMG LLP

Tampa, Florida
December 8, 2004

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

Date: December 8, 2004

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

Date: December 8, 2004

/s/ JEFFREY P. JULIEN

Jeffrey P. Julien

Senior Vice President - Finance

and Chief Financial Officer

EXHIBIT 32
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

We hereby certify to the best of our knowledge that the Annual Report on Form 10-K of Raymond James Financial Inc. for the year ended September 24, 2004 containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas A. James
Thomas A. James
Chief Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Chief Financial Officer

