Form 10-Q
period 2004-12-31
RAYMOND JAMES FINANCIAL INC
filed 2005-02-09
CIK 720005

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number   1-9109

RAYMOND JAMES FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Florida	No. 59-1517485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes X No ___
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

74,623,972 shares of Common Stock as of February 01, 2005.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Unaudited)
(In thousands, except share data)
	December 31,	September 24,
	2004	2004

ASSETS
Cash and cash equivalents	$ 619,617	$ 528,823
Cash and cash equivalents, segregated pursuant to federal regulations	2,810,191	2,322,402
Securities owned:
Trading account securities, at fair value	437,091	329,861
Available for sale securities, at fair value	200,153	208,022
Receivables:
Clients	2,005,109	1,961,553
Stock borrowed	1,005,978	1,536,879
Brokers, dealers and clearing organizations	220,448	125,544
Other	177,412	169,577
Property and equipment, net	123,420	122,750
Deferred income taxes, net	74,916	73,559
Deposits with clearing organizations	43,184	28,466
Goodwill	62,575	62,575
Investment in leveraged leases	19,954	20,160
Prepaid expenses and other assets	158,448	131,675

	$ 7,958,496	$7,621,846
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 168,368	$ 136,393
Payables:
Clients	4,881,349	4,121,713
Stock loaned	1,064,581	1,597,117
Brokers, dealers and clearing organizations	78,362	74,258
Trade and other	192,320	195,291
Trading account securities sold but not yet purchased, at fair value	190,825	122,281
Accrued compensation, commissions and benefits	204,548	256,062
Income taxes payable	33,903	32,145

	6,814,256	6,535,260

Minority Interests	23,756	21,373

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 75,778,542 at
December 31, 2004 and 75,321,926 at Sept. 24, 2004	758	753
Shares exchangeable into common stock: 305,095	5,493	5,493
Additional paid-in capital	141,393	127,405
Accumulated other comprehensive income	6,567	3,875
Retained earnings	990,374	957,317
	1,144,585	1,094,843
Less:1,430,523 and 1,761,322 common shares
in treasury, at cost	24,101	29,630
	1,120,484	1,065,213

	$ 7,958,496	$7,621,846

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,	December 26,
	2004	2003

Revenues:
Securities commissions and fees	$ 357,469	$ 303,291
Investment banking	28,505	19,726
Investment advisory fees	37,452	31,958
Interest	54,416	31,156
Net trading profits	9,752	6,779
Financial service fees	22,410	18,702
Other	14,373	13,048
Total Revenues	524,377	424,660

Interest expense	25,392	10,673
Net Revenues	498,985	413,987

Non-Interest Expenses:
Compensation, commissions and benefits	348,909	300,660
Communications and information processing	21,199	19,196
Occupancy and equipment costs	16,053	15,293
Clearance and floor brokerage	5,466	5,052
Business development	14,744	12,943
Other	26,220	21,750
Total Non-Interest Expenses	432,591	374,894

Income before provision for income taxes and minority interests	66,394	39,093

Provision for income taxes	25,562	14,725
Minority interests	1,589	138

Net Income	$ 39,243	$ 24,230

Net Income per share-basic*	$ 0.53	$ 0.33
Net Income per share-diluted*	$ 0.52	$ 0.33
Weighted average common shares
outstanding-basic*	74,002	72,881
Weighted average common and common
equivalent shares outstanding-diluted*	75,334	74,111

See accompanying Notes to Condensed Consolidated Financial Statements.
* All common stock and per share amounts adjusted for the March 24, 2004 3-for-2 stock split.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
continued on next page

	Three Months Ended
	December 31,	December 26,
	2004	2003
Cash Flows from operating activities:
Net Income	$ 39,243	$ 24,230
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	3,984	3,297
Deferred income taxes	(1,357)	(5,743)
Unrealized gain on not readily marketable investments	-	(164)
Unrealized gain and premium amortization
on available for sale securities	(529)	(494)
Ineffectiveness of interest rate swaps accounted for
as cash flow hedges	(3)	(132)
Loss (gain) on sale of property and equipment	230	(4)
Provision for bad debts and other accruals	10,712	7,819
Stock and option compensation expense	3,897	2,633
Minority Interest	2,383	2,333
(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(487,789)	(17,979)
Receivables:
Clients, net	(43,560)	(89,696)
Stock borrowed	530,901	65,018
Brokers-dealers and clearing organizations	(94,904)	29,852
Other	(7,835)	6,308
Trading securities, net	(43,945)	(44,839)
Prepaid expenses and other assets	(33,501)	(11,498)

Increase (decrease) in operating liabilities:
Payables:
Clients	759,636	(68,561)
Stock loaned	(532,536)	(9,853)
Brokers-dealers and clearing organizations	4,104	(66,399)
Trade and other	(13,677)	563
Accrued compensation, commissions and benefits	(51,514)	(32,503)
Income taxes payable	1,758	3,721

Net cash provided by (used in) operating activities	45,698	(202,091)

See accompanying Notes to Condensed Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)
continued from previous page
	Three Months Ended
	December 31,	December 26,
	2004	2003

Cash Flows from investing activities:
Additions to property and equipment, net	(3,388)	(6,721)
Sales of available for sale securities	13,312	-
Purchases of available for sale securities	(19,213)	-
Purchases of investment account securities	-	(1,541)
Security maturations and repayments	19,119	34,051

Net cash provided by investing activities	9,830	25,789

Cash Flows from financing activities:
Proceeds from loans payable	35,300	40,938
Repayments on loans payable	(3,326)	(5,339)
Exercise of stock options and employee stock purchases	7,810	3,471
Purchase of treasury stock	(83)	(83)
Cash dividends on common stock	(6,186)	(4,415)

Net cash provided by financing activities	33,515	34,572

Currency adjustments:
Effect of exchange rate changes on cash	1,751	1,412
Net increase (decrease) in cash and cash equivalents	90,794	(140,318)
Cash and cash equivalents at beginning of period	528,823	734,631

Cash and cash equivalents at end of period	$ 619,617	$ 594,313

Supplemental disclosures of cash flow information
Cash paid for interest	$ 25,082	$ 10,807
Cash paid for taxes	$ 25,161	$ 16,747

See accompanying Notes to Condensed Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2004

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of Raymond James Financial, Inc. (“RJF”) and its consolidated subsidiaries. RJF is a Florida-based holding company whose subsidiaries are engaged in various financial service businesses; as used herein, the term “the Company” refers to RJF or one or more of its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted. Pursuant to GAAP, these unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 24, 2004. To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to the condensed consolidated financial statements of the prior period to conform to the current period presentation.

The Company's quarters end on the last Friday of December, March, June and September. Three of the Company's wholly-owned subsidiaries, Raymond James Bank (“RJBank”), Raymond James Limited (“RJ Ltd.”) and Raymond James Tax Credit Funds, Inc. (“RJ Tax Credit”) have quarters that end on the last day of each calendar quarter.

Note 2 - Effects of recently issued accounting standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This statement requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in its financial statements. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. SFAS No. 123R is effective for periods beginning after June 15, 2005 and applies to all awards granted, modified, repurchased, or cancelled after that date. The adoption of this statement will not have a material impact on its financial statements given that the Company adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002.

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF issue 04-10, “Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.” The task force concluded that operating segments that do not meet the quantitative thresholds established by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131. This EITF becomes applicable for fiscal years ending after October 13, 2004. The adoption of this EITF will not have a material effect on the Company's disclosure.

On March 31, 2004, the FASB ratified the consensus reached by the EITF in issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on the guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This consensus ratified by the FASB on March 31, 2004 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10 - 20 of EITF 03-1, related to determining whether an impairment is other-than-temporary and measuring the related impairment loss, has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, "Effective Date of Paragraphs 10 - 20 of EITF Issue No. 03-1.” The Company does not believe that the impact of adopting the provisions of paragraphs 10 - 20 of this EITF will be material to its consolidated financial statements.

Note 3 - Trading Account Securities Owned And Trading Account Securities Sold But Not Yet Purchased, at Fair Value:

	December 31, 2004		September 24, 2004
		Trading Account		Trading Account
		Securities Owned		Securities Owned
		Sold but		Sold but
	Trading Account	Not yet	Trading Account	Not yet
	Securities Owned	Purchased,	Securities Owned	Purchased,
	at Fair Value	at Fair Value	at Fair Value	at Fair Value

	(in 000's)
Marketable:
Equities	$ 31,441	$ 25,030	$ 33,910	$ 32,950
Municipal obligations	203,869	228	192,099	-
Corporate obligations	71,778	10,983	26,216	3,522
Government obligations	103,550	112,143	52,335	66,073
Other	20,951	42,441	17,886	19,736
Non-marketable	5,502	-	7,415	-
	$437,091	$190,825	$329,861	$122,281

Note 4 - Variable Interest Entities (“VIE’s”)

Under the provisions of FASB Interpretation 46R ("FIN 46R") the Company determined that Raymond James Employee Investment Funds I and II (the “Funds”) and Comprehensive Software Systems, Inc. (“CSS”) are VIE’s. The Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. Both Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two thirds of the purchase price per unit. The loans and applicable interest are to be repaid based solely on the earnings of the Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the Funds, which have combined assets of approximately $10.0 million at December 31, 2004. None of those assets act as collateral for any obligations of the Funds. The Company's exposure to loss is limited to its contributions and the loans it funded to the employee investors. At December 31, 2004, that exposure is approximately $9.5 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. CSS is currently funded by capital contributions and loans from its owners. CSS had assets of $4.4 million and negative net equity at December 31, 2004. The Company's exposure to loss is limited to its capital contributions and amounts loaned. The Company is not the primary beneficiary of CSS and, therefore, accounts for its investment using the equity method of accounting.

Note 5 - Stock-based Compensation

At December 31, 2004, the Company had eight stock-based employee compensation plans, which are described more fully in Note 14 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 24, 2004. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." For the three months ended December 31, 2004 and December 26, 2003, the Company recognized expense of $3.9 million and $2.6 million, respectively, related to its stock-based compensation plans.

Note 6 - Commitments and Contingencies

RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit outstanding are as follows:

	December 31, 2004	September 24, 2004
	(in 000's)

Standby letters of credit	$ 8,416	$ 7,917
Consumer lines of credit	16,978	31,708
Commercial lines of credit	33,347	62,085
Unfunded loan commitments - variable rate	104,445	119,669
Unfunded loan commitments - fixed rate	4,655	3,755

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. The majority of loan commitments have terms of up to one year.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of December 31, 2004, $8.4 million of such letters of credit were outstanding. Of the letters of credit outstanding, $7.0 million are underwritten as part of a larger corporate credit relationship, and the remaining $1.4 million are fully secured by cash or securities. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

At December 31, 2004 and September 24, 2004, no securities were pledged by RJBank as collateral with the Federal Home Loan Bank of ("FHLB") for advances. In lieu of pledging securities for advances, RJBank provided the FHLB with a lien against RJBank's portfolio of residential mortgages.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $680,109 and $653,951 were recognized in the three months ended December 31, 2004 and December 26, 2003, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at December 31, 2004 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At December 31, 2004 and September 24, 2004, the Company had client margin securities valued at $100.4 million and $90.2 million, respectively, on deposit with a clearing organization.

The Company has guaranteed lines of credit for various foreign joint ventures as follows: three lines of credit totaling $12.5 million in Turkey and one line of credit totaling $1.3 million in Argentina. At December 31, 2004, there were no outstanding balances on these lines of credit. In addition, the Company has guaranteed the completion of trades with counterparties in Turkey and Argentina not to exceed $6 million.

The Company has committed a total of $30.9 million, in amounts ranging from $200,000 to $1.5 million, to 33 different independent venture capital or private equity partnerships. As of December 31, 2004, the Company had invested $25.5 million of that amount. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $8.8 million as of December 31, 2004.

As part of a subscription agreement the Company entered into with CSS (see Note 4 of the Notes to Condensed Consolidated Financial Statements), the Company is committed to investing an additional $3.6 million in January 2005.

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

The Company guarantees certain obligations of subsidiaries as follows: the guarantee of the existing mortgage debt of Raymond James & Associates, Inc. ("RJA") of $72.0 million and, the guarantee of the interest rate swap obligations of RJ Capital Services, Inc. (a maximum market exposure of $30 million). The Company has also committed to lend to or guarantee obligations of RJ Tax Credit of up to $90 million upon request. RJ Tax Credit may borrow in order to fund the purchase and development of properties qualifying for tax credits, which are then sold to third parties. This commitment is reviewed and renewed annually. The borrowings are secured by real estate properties. At December 31, 2004 there were guarantees outstanding to third parties of $10.3 million and cash funded to purchase properties of $35.8 million. In addition, at December 31, 2004, RJ Tax Credit is committed to purchase properties, subject to due diligence, totaling $51.8 million.

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

As previously reported, RJFS and the SEC staff were unable to reach a resolution regarding a proposed enforcement action alleging fraud and failure to supervise a former Financial Advisor in the RJFS Rhode Island office. On September 30, 2004, the SEC issued an order instituting public administrative and cease-and-desist proceedings pursuant to section 8A of the Securities Act of 1933, sections 15(b) and 21C of the Securities Exchange Act of 1934, and section 203(f) of the Investment advisor Act of 1940 against RJFS, its former President and a former branch manager.  Among other things, the SEC alleges that RJFS violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. This matter is scheduled for a hearing before an administrative law judge in February 2005.

As previously reported, the Company and RJFS are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. The lawsuits are pending in various courts, and several of the arbitration claims relating to this matter have been settled by RJFS for amounts consistent with its evaluation of those claims. Several cases that had been removed to federal court were remanded to state court, and the plaintiffs are seeking reconsideration of that decision.

In the first arbitration to reach a hearing, claimants sought approximately $1.8 million dollars in damages plus punitive damages.  The panel entered a preliminary order requiring RJFS to pay its clients their losses through a formula, which included the assignment to RJFS of their interests in the real estate transactions, awarded claimants attorneys' fees and directed the parties to calculate the actual amount to be paid. In the order the panel denied any recovery to non-clients. The amounts due under the formula were substantially less than the claimants sought and the parties settled on terms consistent with the order. The Company does not believe that this order represents a precedent that would govern future decisions.  Arbitration proceedings for other claimants are currently scheduled through November 2006.

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

The Company is contesting the allegations in these and other matters and believes that there are meritorious defenses in each of these matters.  In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be.  In the opinion of the Company's management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.  However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Note 7 - Capital Transactions

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended December 31, 2004 (in 000’s, except per share amounts):

	Number of	Average
	Shares Purchases (1)	Price Per Share

October	-	-
November	363	$ 29.49
December	2,341	31.08
Total	2,704	30.86

(1)
The Company does not have a formal stock repurchase plan. Shares are repurchased at the discretion of management pursuant to prior authorization from the board of directors. On May 20, 2004, the board of directors authorized purchases of up to $75 million. Since that date, 77,704 shares have been purchased for a total of $1.8 million, leaving $73.2 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock reaches or approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. During the quarter ended December 31, 2004, the Company only purchased shares that were surrendered by employees as payment for option exercises.

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

	December 31,	September 24,
	2004	2004
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	28%	28%
Net capital	$ 357,942	$ 363,049
Less: required net capital	(26,018)	(25,840)
Excess net capital	$ 331,924	$ 337,209

At December 31, 2004 and September 24, 2004, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at December 31, 2004 and September 24, 2004 was as follows:

	December 31,	September 24,
	2004	2004
Raymond James Financial Services, Inc.:	(in 000's)
(alternative method elected)
Net capital	$ 40,870	$ 39,663
Less: required net capital	(250)	(250)
Excess net capital	$ 40,620	$ 39,413

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning level 1 or level 2 at December 31, 2004 or September 24, 2004.

The Risk Adjusted Capital of RJ Ltd. was CDN $21,613,296 and CDN $20,422,000 at December 31, 2004 and September 30, 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of December 31, 2004 and September 24, 2004, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

			Requirement for capital		Requirement
			adequacy		to be categorized as
	Actual		purposes		"well capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of December 31, 2004:
Total capital (to
risk-weighted assets)	$ 85,388	17.6%	$ 38,832	8.0%	$ 48,540	10.0%
Tier I capital (to
risk-weighted assets)	79,295	16.3%	19,416	4.0%	29,124	6.0%
Tier I capital (to
adjusted assets)	79,295	8.5%	37,123	4.0%	46,404	5.0%

As of September 30, 2004:
Total capital (to
risk-weighted assets)	$ 84,278	15.1%	$ 44,666	8.0%	$ 55,832	10.0%
Tier I capital (to
risk-weighted assets)	77,299	13.8%	22,333	4.0%	33,499	6.0%
Tier I capital (to
adjusted assets)	77,299	8.0%	38,468	4.0%	48,084	5.0%

Note 9 - Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in 000's, except per share amounts):

	Three Months Ended
	December 31,	December 26,
	2004	2003

Net income	$39,243	$24,230

Weighted average common shares
outstanding during the period *	74,002	72,881

Additional shares assuming
exercise of stock options * (1)	1,332	1,230

Weighted average diluted common shares * (1)	75,334	74,111

Net income per share - basic *	$ 0.53	$ 0.33

Net income per share - diluted * (1)	$ 0.52	$ 0.33

* All common stock and per share amounts adjusted for the March 24, 2004 3-for-2 stock split.

For the three months ended December 31, 2004 and December 26, 2003, approximately 20,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Note 10 - Comprehensive Income

Total comprehensive income for the three months ended December 31, 2004 and December 26, 2003 is as follows (in 000's):

	Three Months Ended
	December 31,	December 26,
	2004	2003
Net income	$ 39,243	$ 24,230
Other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of tax	143	(83)
Unrealized gain on interest rate swaps accounted for as cash flow hedges, net of tax	357	644
Foreign currency translation adjustment	2,190	(94)

Total comprehensive income	$ 41,933	$ 24,697

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

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At December 31, 2004 and September 24, 2004, RJBank was party to $46.6 million and $48.9 million, respectively, in notional amount of interest rate swap agreements, and had securities and cash totaling $2.9 million and $3.0 million, respectively, pledged or held as interest-bearing collateral for such agreements.

Changes in the fair value of a derivative that is highly effective, as defined by SFAS 133, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in income or expense at the end of each reporting period. When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value in the statement of financial condition, and recognizes any changes in its fair value in earnings. For the three months ended December 31, 2004 and 2003, RJBank recorded $3,074 and $131,628, respectively, in income from ineffective cash flow hedges and transition adjustments.

The Company also uses interest rate swaps to offset risk in certain fixed income inventory positions. The economically hedged positions and the swaps are marked to market with the gain or loss recorded in the statement of operations for the period. At December 31, 2004 and September 24, 2004, the Company had notional values of $134 million and $33 million, respectively, in interest rate swaps designed to offset risk in its fixed income trading inventory. In addition to these economically hedged transactions, the Company enters into interest rate swaps with some of its institutional clients. The net market value of all open swap positions at December 31, 2004 and September 24, 2004 was an asset of $6,465,000 and $5,074,000, respectively.

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

Note 12 - Segment Information

The Company currently operates through the following five business segments: Private Client Group, Capital Markets, Asset Management, RJBank, and Other. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how the Company assesses performance and determines how to allocate resources throughout the Company and its subsidiaries. The financial results of the Company's segments are presented using the same policies as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K. Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments upon consolidation.

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

Information concerning operations in these segments of business is as follows (in 000's):

	Three Months Ended
	December 31,	December 26,
	2004	2003
Revenues:
Private Client Group	$339,948	$286,803
Capital Markets	117,019	91,607
Asset Management	39,955	33,911
RJBank	8,983	6,558
Other	18,472	5,781
Total	$524,377	$424,660

Pre-tax Income:
Private Client Group	$ 32,987	$ 27,259
Capital Markets	17,330	6,015
Asset Management	8,383	4,922
RJBank	3,252	1,897
Other	2,853	(1,138)
Total	$ 64,805	$ 38,955

The following table presents the Company's total assets on a segment basis (in 000's):

	December 31,	September 24,
	2004	2004
	(000's)
Total Assets:
Private Client Group	$ 4,833,332	$ 3,945,968
Capital Markets	807,322	740,210
Asset Management	55,705	81,559
RJBank	932,165	924,747
Other*	1,329,972	1,929,362
Total	$ 7,958,496	$ 7,621,846

* Includes Stock Borrowed balance of $1,005,978 and $1,536,879 at December 31, 2004 and September 24, 2004, respectively.

The Company has operations in the United States, Canada, Europe and joint ventures in India, France, Turkey, and Argentina. Substantially all long-lived assets are located in the United States. The following table represents revenue by country for the three months ended December 31, 2004 and December 26, 2003 (in 000’s).

	Three Months Ended
	December 31,	December 26,
	2004	2003
Revenues:
United States	$468,079	$379,614
Canada	36,878	29,938
Europe	11,588	9,533
Other	7,832	5,575
Total	$524,377	$424,660

While the dollar amount invested in emerging market joint ventures is only $4.5 million, these investments carry greater risk than amounts invested in developed markets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(The following discussion should be read in conjunction with the Segment Information included in the Notes to Condensed Consolidated Financial Statements).

Business and Economic Overview

With the Company's results highly correlated to the U.S. equities markets, the 7-8% increase in the major equity indices from September 24, 2004 to December 31, 2004, augmented by other positive factors, led to record quarterly net revenues of $499 million. Favorable market conditions, which included the strong post-election rally, contributed to another vibrant investment banking quarter and increased commissions levels. Commission revenues were also positively impacted by an unusual fourteen-week quarter, which also had a material impact on interest earnings. The combination of the long quarter, rising interest rates and increased customer margin balances produced a significant increase in net interest income. The combination of these factors, combined with excellent trading profits and the continued impact of positive operating leverage, resulted in the 62% increase in net income, representing the second best quarterly earnings in the Company's history. The confluence of these numerous factors is rare, and therefore the results cannot be annualized.

The Company’s net revenues increased $85 million, or 21%, over the same quarter in the prior year. Net income increased $15 million, or 62%, representing an increase of $.19 per diluted share, or 58%. All of the Company’s operating segments contributed to the increase.

Segments

The company operates through the following five segments: Private Client Group, Capital Markets, Asset Management, RJBank, and Other.

Private Client Group

The Private Client Group segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom. The Private Client Group Financial Advisors provide securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments and insurance products. This segment accounts for the majority of the Company's revenues (65% of total company revenues for the three months ended December 31, 2004). It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances. The Company charges commissions to its Private Client Group clients based on commission schedules or through asset-based fee alternatives that clients can elect as an alternative to traditional commissions.

The success of the Private Client Group is dependent upon the quality and integrity of its Financial Advisors and other associates and the Company's ability to attract, retain, and motivate a sufficient number of these associates. The Company faces competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. The Company currently offers several alternatives for Financial Advisors including the traditional branch setting, under which the Financial Advisors are employees of the Company and the costs associated with running the branch are incurred by the Company, to the independent contractor model, under which the Financial Advisors are responsible for all of their own direct costs. Accordingly, the independent contractor Financial Advisors are paid a larger percentage of commissions and fees. By offering alternative models to potential and existing Financial Advisors, the Company is able to effectively compete with other brokerage firms for qualified Financial Advisors, as Financial Advisors are able to choose the model that best suits their practice and profile. As of December 31, 2004 the Company had over 4,800 Private Client Group Financial Advisors. Although this number is relatively flat when compared to the same time period in the prior year, it reflects an on-going effort to create a more productive sales force by adjusting and enforcing the minimum production standards for Financial Advisors to remain with the Company. The following table presents a summary of Private Client Group Financial Advisors as of the periods indicated.

	December 31,	December 26,
	2004	2003
Private Client Group - Financial Advisors:
Traditional Branch	1,059	1,011
Independent Contractor	3,832	3,822
Total Financial Advisors	4,891	4,833

For the quarter ended December 31, 2004, Private Client Group segment revenues increased $53 million, or 19%, when compared to the same quarter in the prior year. Of this increase, approximately $40 million is attributable to the increase in securities commissions and fees.

The activity level, as evidenced by a 20% increase in trade volume, resulted in increased transaction based commissions. An increase in equity values due to market appreciation, combined with additional new customer assets, resulted in increased wrap account fees.

This segment also includes the interest earned on client margin account balances and on the assets segregated pursuant to Federal Regulations, as well as the interest expense paid on client cash balances. The combination of an increase of $171 million in average client margin balances and an average rate exceeding the prior year’s rate by approximately one hundred basis points resulted in an increase in related interest revenue of over $11 million. Offsetting this was $6 million increase in interest paid to clients on cash balances awaiting investment due to the increase in interest rates.

	Three Months Ended
	December 31,	December 26,
	2004	2003
	($ in millions)
Client Margin Accounts:
Average Balance	$ 1,107	$ 936
Average Rate	4.90%	3.87%

Assets Segregated:
Average Balance	$ 2,228	$ 2,290
Average Rate	1.97%	.97%

Client Interest Program:
Average Balance	$ 2,767	$2,712
Average Rate	1.17%	.35%

The largest increase in expenses within the segment was in compensation, with the commission expense increasing ratably with the increased commission revenue. Other operating expenses such as communications, information processing, and business development also increased due to business volume. Other Expense increased as a result of increased legal reserves. The net result was a 21% increase in pre-tax income.

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; merger and acquisition services; public finance activities; and the syndication of investment partnerships designed to yield returns in the form of low-income housing tax credits. The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions account for the majority of the segment's revenue and are driven primarily through trade volume, which is fueled by a combination of general market activity and by the Financial Advisors' ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the company is involved. This segment includes trading of taxable and tax-exempt and high yield fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and asked prices.

Capital Markets segment revenues increased by $25 million, or 28%, during the quarter ended December 31, 2004. The increase is primarily attributable to an increase in sales commissions of approximately $5 million, an increase in investment banking revenue of $8 million, increased trading profits of $6 million and increased interest income on fixed income inventory of $6 million. The increase in securities commissions was split approximately equally between equity and fixed income products. The increase in investment banking revenue is attributable to an increase in the number and dollar value of lead and co-managed equity underwritings as shown in the following tables:

	Three Months Ended
	December 31,	December 26,
	2004	2003
Number of managed/co-managed public equity offerings:
US	26	23
Canada	8	9

Total dollars raised (in 000's):
US	$5,334,000	$3,800,000
Canada (in U.S. dollars)	51,000	167,000

The underwriting volume for the first quarter of fiscal 2005 continued at the robust levels that were experienced in the prior year. This can be attributed to favorable market conditions and the anticipation of the continuation of a strengthening U.S. economy and resultant positive corporate earnings.

As a result of the aforementioned revenue increases, net of increased compensation driven by revenue increases and in general operating expenses, pre-tax income increased $11 million, or 188%, demonstrating the operating leverage in this segment.

Asset Management

The Asset Management segment includes investment portfolio management services, mutual fund management, private equity management, and trust services. Investment portfolio management services include both proprietary and selected outside money managers. The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios and mutual funds. These accounts are billed a fee based on a percentage of assets. Investment advisory fees are charged based on either a single point in time within the quarter, typically the beginning or end of a quarter, or the “average daily” balances of assets under management. The balance of assets under management is affected by both the performance of the underlying investments and the new sales and redemptions of client accounts/funds. Improving equity markets provide the Asset Management segment with the potential to improve revenues from investment advisory fees as existing accounts appreciate in value, in addition to individuals and institutions being more likely to commit new funds to the equity markets. The following table presents the assets under management as of the dates indicated:

	Dec. 31,	Sept. 24,	Dec. 26,	Sept. 26,
	2004	2004	2003	2003
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$10,393,956	$ 8,842,611	$ 8,168,003	$ 7,200,468
Heritage Family of Mutual Funds	8,533,528	8,055,112	8,075,064	8,145,806
Raymond James Consulting Services	5,632,472	4,810,935	4,076,956	3,653,276
Awad Asset Management	1,560,230	1,349,040	1,056,320	901,224
Freedom Accounts	1,264,874	988,010	631,383	475,465
Total Assets Under Management	$27,385,060	$24,045,708	$22,007,726	$20,376,239

Less: Assets Managed for Related Parties	2,313,716	1,728,788	1,310,292	1,134,555

Total Third Party Assets Under Management	$25,071,344	$22,316,920	$20,697,434	$19,241,684

Trust Company Assets Under Administration	$1,055,572	$949,773	$916,431	$805,567

The increase in revenues for the Asset Management segment of $6 million, or 18%, for the quarter ended December 31, 2004, is due entirely to the increase in investment advisory fees. Nearly half of the increase over the prior year quarter was a result of market appreciation. Pre-tax income increased by approximately $3.5 million, or 70%, once again evidencing operating leverage.

RJ Bank

RJBank provides residential, consumer, and commercial loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public. RJBank also purchases residential whole loan packages, and participates with other banks in corporate loan syndications. RJBank generates revenue principally through the interest income earned on the loans noted above offset by the interest expense it incurs on client deposits and borrowings. RJBank’s policy is to maintain a substantially duration-matched portfolio of assets and liabilities. As the vast majority of liabilities are floating rate demand deposits, certain asset purchases are hedged with similar term deposits or FHLB advances, or by entering into interest rate swap contracts.

RJBank's revenues increased 36% over the prior year quarter to nearly $9 million, generating a 71% increase in pre-tax income. The improvement in net interest income is the combined result of loan growth as a percentage of total assets and the rising interest rate, which have resulted in greater interest revenues and improved spreads.

Other expense was lower than the prior year quarter as there was no significant net addition to loan balances within the quarter, as there was in the prior year. During the periods of growth as new loans are originated or purchased a general allowance for loan losses is established for potential losses inherent in those new loans. Accordingly, a robust period of net loan growth paradoxically results in depressed earnings in that period, while the benefit of the higher interest earnings is realized in later periods.

Other

The Other segment principally represents securities lending activity and investments in international joint ventures. Revenue for the segment is primarily interest generated by the securities lending activity, which involves the borrowing and lending of securities from and to other broker-dealers and other financial institutions, generally as an intermediary. The borrower of the securities puts up a cash deposit, commonly in excess of the market value of the securities, on which interest is earned. Conversely, the lender receives the cash deposit and incurs interest expense accordingly. As the Company generally acts as an intermediary between two firms that enter into a securities lending transaction, the Company earns a spread between the interest rates on the cash deposits.

Although stock lending balances were relatively flat, the rising rate environment has allowed interest spreads to improve, contributing to the increase in revenues and pre-tax income in this segment.

	December 31,	December 26,
	2004	2003
	(in 000's)
Stock Borrowed - Average Balance	$1,312,752	$1,246,793
Stock Loaned - Average Balance	$1,386,534	$1,297,258
Average Spread	0.43%	0.28%

The Other segment has also been positively impacted by the increase in revenue from the foreign joint ventures in Latin America and Turkey, which are improving based on the same fundamentals as the U.S. and Canadian businesses - a strengthening economy and improving equity markets.

Liquidity and Capital Resources

Cash provided by operating activities during the three months ended December 31, 2004 was approximately $46 million. Cash was provided by earnings and increased client payable balances. This was offset by an increase in receivables due from broker-dealers, an increase in securities inventory levels, and a decrease in accrued compensation, commissions, and benefits. Client payable balances were unusually high on December 31, 2004 as many Florida-based clients moved balances from the Company's money market fund to their brokerage accounts for intangible tax planning purposes.

Investing activities provided $10 million in cash, which is primarily due to the maturation and repayments of mortgage-backed securities and the sales of available for sale securities, net of reinvestment and capital expenditures.

Financing activities provided $34 million, the result of the payment of cash dividends, the net proceeds from borrowings, and net cash provided from the exercise of stock options and employee stock purchases.

At December 31, 2004 and September 24, 2004 the Company had loans payable of approximately $168 million and $136 million, respectively. The balance at December 31, 2004 is comprised primarily of a $72 million mortgage on its home-office complex, $85 million in Federal Home Loan Bank advances (used to fund operations at RJBank), and various short-term borrowings totaling $11 million. The increase from year-end is attributable primarily to the increase in the Federal Home Loan Bank advances.

As of December 31, 2004, consistent with year-end, the Company's liabilities are comprised primarily of client payables of $4.9 billion at the broker-dealer subsidiaries and RJBank, as well as deposits held on stock loaned transactions of $1.1 billion. The Company primarily acts as an intermediary in stock borrowed/loan transactions. As a result, the liability associated with the stock loaned transactions is almost entirely offset by the $1.0 billion receivable related to the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $2.8 billion in cash and cash equivalents segregated pursuant to federal regulations. The Company also has client receivables of $2.0 billion.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations should provide adequate funds for continuing operations.

As of December 31, 2004 both of the Company's domestic broker-dealer subsidiaries well exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action. There have been no significant changes in circumstances since year-end that have affected the capital of the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

In its Annual Report on Form 10-K for the year-ended September 24, 2004, the Company reported that it had contractual obligations of $611 million, with $102 million coming due in 2005 and another $225 million related to RJBank's commitments to extend credit, which represented potential obligations of 2005. Since year-end, there have been no significant changes to the Company's contractual obligations.

In addition to the mortgage loan and advances from the Federal Home Loan Bank, the Company and its subsidiaries have several lines of credit denominated in U.S. dollars and one line of credit denominated in Canadian dollars, with aggregate available balances of $560 million and CDN$40 million (US$33 million), respectively. At December 31, 2004, the Company was in compliance with all covenants of the lines of credit and its mortgage loan, with $11 million drawn against these lines of credit.

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

	December 31, 2004
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)

Cash trading instruments	$ 421,667	$ 184,348
Derivative contracts	15,424	6,477
Available for sale securities	200,153	-
Total	$ 637,244	$ 190,825

Cash Trading Instruments and Available for Sale Securities

When available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations to derive the fair value of the instruments. For investments in illiquid, privately held or other securities that do not have readily determinable fair values, the Company uses estimated fair values as determined by management. The following table presents the carrying value of cash trading and available for sale securities for which fair value is measured based on quoted prices or other independent sources versus those for which fair value is determined by management:

December 31, 2004
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
(in 000’s)
Fair value based on quoted prices and independent sources	$ 547,444	$ 190,825
Fair value determined by Management	89,800	-
Total	$ 637,244	$ 190,825

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

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of December 31, 2004, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each class include trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; and past loss history. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At December 31, 2004, the amortized cost of all RJBank loans was $720 million and an allowance for loan losses of $8.1 million was recorded against that balance. The allowance for loan losses was approximately 1.1% of the amortized cost of the loan portfolio and has not changed significantly since September 24, 2004.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for a general allowance for loan losses on such receivables based on historical collection experience. Additionally, the Company provides for a specific reserve on these receivables if a Financial Advisor is no longer associated with the Company and it is determined that it is probable the amount will not be collected. At December 31, 2004 the receivable from Financial Advisors was $42.4 million, which is net of an allowance of $4.0 million for estimated uncollectibility.

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

	December 31, 2004		September 24, 2004
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased

	(in 000's)
Marketable:
Municipal	$ 203,869	$ 228	$ 192,099	-
Corporate	71,778	10,983	26,216	3,522
Government	103,550	112,143	52,335	66,073
Total debt securities	379,197	123,354	270,650	69,595

Equity & other securities	57,894	67,471	59,211	52,686
Total	$437,091	$190,825	$329,861	$122,281

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the use of limits. As of December 31, 2004, the absolute fixed income and equity inventory limits were $1,382,000,000 and $74,550,000, respectively. The Company's trading activities were well within these limits at December 31, 2004. Additionally, for its derivative activities, primarily interest rate swaps, the company has established a limit structure that is based on factors such as interest rate risk and spread exposure. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivative instruments, mark-to-market prices are obtained from an external vendor and are compared to internal valuations. Summarized results are reviewed and a valuation adjustment is determined by management to record the instrument at estimated fair value.

RJBank maintains an investment portfolio that is comprised of mortgage-backed securities, as well as mortgage, consumer and commercial loans. Those investments are funded in part by its client obligations, including demand deposits, money market accounts, savings accounts, and certificates of deposit. Based on the banking industry and the current investment portfolio of RJBank, market risk for RJBank is limited primarily to interest rate risk. RJBank reviews interest rate risk based on the economic value of equity, and on net interest income, which is the net amount of interest received and interest paid. The following table represents the carrying value of RJBank's assets and liabilities that are subject to market risk. This table does not include financial instruments with limited market risk exposure due to offsetting asset and liability positions or short holding periods.

RJBank Financial Instruments with Market Risk (in 000's):
	December 31, 2004	September 24, 2004
Debt securities
Mortgage-backed securities	$ 194,536	$ 213,401
Municipal obligations	40	41
Total debt securities	194,576	213,442

Loans available for sale	1,233	694

Equity securities	5,551	5,260

Total assets with market risk	$ 201,360	$ 219,396

Certificates of deposit	$ 169,034	$ 140,980

Federal home loan bank advances	85,300	60,000
Total liabilities with market risk	$ 254,334	$ 200,980

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

The following table sets forth the high, low and average VaR for the Company's overall portfolio during the quarter ended December 31, 2004, with the corresponding dollar value of the Company's portfolio:

	Highest Daily VaR	Lowest Daily VaR	Daily Averages
VaR	$ 1,899,000	$ 632,000	$ 983,000
Portfolio value (net)	$312,154,000	$133,757,000	$ 226,640,000
VaR as a percent of portfolio value	0.61%	0.47%	0.44%

The increase in the dollar VaR exposure during this quarter was attributable to an underwriting commitment that increased the net trading portfolio, and the impact of transactions entered into to hedge this position. As a percentage of portfolio, the VaR exposure was consistent with prior periods.

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 5.9% in the first year after the rate jump, whereas a downward shift of the same magnitude would decrease RJBank's net interest income by 6.2%. These sensitivity figures are based on positions as of December 31, 2004, and are subject to certain simplifying assumptions, including that management takes no corrective action. This outcome is largely due to the combination of historically low levels of interest rates in the United States leading to sharply higher pre-payment expectations if rates fall, and only limited opportunity to adjust rates downward on the liability side.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company's equity inventories are primarily readily marketable and held for only short periods of time. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 23 traders. The average aggregate inventory held for proprietary trading during the quarter-ended December 31, 2004 was CDN$5,621,382. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses

Item 4. CONTROLS AND PROCEDURES

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

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

As previously reported, RJFS and the SEC staff were unable to reach a resolution regarding a proposed enforcement action alleging fraud and failure to supervise a former Financial Advisor in the RJFS Rhode Island office. On September 30, 2004, the SEC issued an order instituting public administrative and cease-and-desist proceedings pursuant to section 8A of the Securities Act of 1933, sections 15(b) and 21C of the Securities Exchange Act of 1934, and section 203(f) of the Investment advisor Act of 1940 against RJFS, its former President and a former branch manager.  Among other things, the SEC alleges that RJFS violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. This matter is scheduled for a hearing before an administrative law judge in February 2005.

As previously reported, the Company and RJFS are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. The lawsuits are pending in various courts, and several of the arbitration claims relating to this matter have been settled by RJFS for amounts consistent with its evaluation of those claims. Several cases that had been removed to federal court were remanded to state court, and the plaintiffs are seeking reconsideration of that decision.

In the first arbitration to reach a hearing, claimants sought approximately $1.8 million dollars in damages plus punitive damages.  The panel entered a preliminary order requiring RJFS to pay its clients their losses through a formula, which included the assignment to RJFS of their interests in the real estate transactions, awarded claimants attorneys' fees and directed the parties to calculate the actual amount to be paid. In the order the panel denied any recovery to non-clients. The amounts due under the formula were substantially less than the claimants sought and the parties settled on terms consistent with the order. The Company does not believe that this order represents a precedent that would govern future decisions.  Arbitration proceedings for other claimants are currently scheduled through November 2006.

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

The Company is contesting the allegations in these and other matters and believes that there are meritorious defenses in each of these matters.  In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be.  In the opinion of the Company's management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.  However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to information contained under “Capital Transactions” in Note 7 of the Notes to Condensed Consolidated Financial Statements for the information required by Part II, Item 2(c).

The Company expects to continue paying cash dividends. However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, compliance with the net worth covenant in the Company's line of credit agreement, and the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, NYSE and the IDA; and RJBank, which may be subject to restrictions by federal banking agencies. Such restrictions have never become applicable with respect to the Company's dividend payments. (See Note 8 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on RJBank and the Company's broker-dealer subsidiaries).

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

11
Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K.).

31.1	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(a)	Reports on Form 8-K

During the quarter, the Company filed the following Current Reports on Form 8-K:

(i)
A Current Report on Form 8-K dated September 30, 2004 and filed October 1, 2004 pertaining to the Company's response to the announcement by the Securities and Exchange Commission that it instituted administrative proceedings against the Company.

(ii)
A Current Report on Form 8-K dated October 12, 2004 and filed on October 15, 2004, announcing the Company renewed its unsecured revolving line of credit and the appointment of a new director to the Company's Board of Directors.

(iii)	A Current Report on Form 8-K dated October 20, 2004 and filed October 20, 2004 pertaining to the Company's results of operations for the fiscal year and fourth quarter ended September 24, 2004.

(iv)	A Current Report on Form 8-K dated November 17, 2004 and filed November 19, 2004 pertaining to the release of selected operating statistics of the Company for the month of October 2004.

(v)
A Current Report on Form 8-K dated December 1, 2004 and filed December 2, 2004 pertaining to the Company's segment information for the month of September 2004. In addition, the Company released information relating to the Company's upcoming annual meeting and quarterly dividend.

(vi)	A Current Report on Form 8-K dated December 16, 2004 and filed December 17, 2004 pertaining to the release of selected operating statistics of the Company for the month of November 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 9, 2005	/s/ Thomas A. James
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

Date: February 9, 2005

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

Date: February 9, 2005

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

We hereby certify to the best of our knowledge that the quarterly report on Form 10-Q of Raymond James Financial Inc. for the quarter ending December 31, 2004 containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas A. James
Thomas A. James
Chief Executive Officer

                                                /s/ Jeffrey P. Julien
Jeffrey P. Julien
Chief Financial Officer

Dated: February 9, 2005