Form 10-Q
period 2005-03-24
RAYMOND JAMES FINANCIAL INC
filed 2005-05-04
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 24, 2005

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

74,924,785 shares of Common Stock as of April 28, 2005.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Unaudited)
(In thousands, except share data)
	March 24,	September 24,
	2005	2004

ASSETS
Cash and cash equivalents	$ 667,614	$ 528,823
Cash and cash equivalents, segregated pursuant to federal regulations	2,463,385	2,322,402
Securities owned:
Trading account securities, at fair value	512,069	329,861
Available for sale securities, at fair value	177,647	208,022
Receivables:
Clients	2,138,210	1,961,553
Stock borrowed	1,156,450	1,536,879
Brokers, dealers and clearing organizations	105,389	125,544
Other	172,965	169,577
Property and equipment, net	128,722	122,750
Deferred income taxes, net	81,421	73,559
Deposits with clearing organizations	31,468	28,466
Goodwill	62,575	62,575
Investment in leveraged leases	19,905	20,160
Prepaid expenses and other assets	173,334	131,675

	$ 7,891,154	$7,621,846
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$ 153,821	$ 136,393
Payables:
Clients	4,658,047	4,121,713
Stock loaned	1,165,229	1,597,117
Brokers, dealers and clearing organizations	93,558	74,258
Trade and other	204,978	195,291
Trading account securities sold but not yet purchased, at fair value	206,042	122,281
Accrued compensation, commissions and benefits	210,017	256,062
Income taxes payable	13,666	32,145

	6,705,358	6,535,260

Minority Interests	25,414	21,373

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
180,000,000 shares; issued 76,208,099 at
March 24, 2005 and 75,321,926 at Sept. 24, 2004	762	753
Shares exchangeable into common stock: 285,325	5,493	5,493
Additional paid-in capital	151,670	127,405
Accumulated other comprehensive income	6,095	3,875
Retained earnings	1,019,192	957,317
	1,183,212	1,094,843
Less:1,353,172 and 1,761,322 common shares
in treasury, at cost	22,830	29,630
	1,160,382	1,065,213

	$ 7,891,154	$7,621,846

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 24,	March 26,	March 24,	March 26,
	2005	2004	2005	2004

Revenues:
Securities commissions and fees	$ 341,373	$ 352,039	$ 698,842	$ 655,330
Investment banking	28,387	32,065	56,892	51,791
Investment advisory fees	39,106	34,460	76,558	66,418
Interest	57,392	31,575	111,808	62,731
Net trading profits	7,445	4,512	17,197	11,291
Financial service fees	21,748	21,571	44,158	40,273
Other	16,876	15,151	31,249	28,199
Total Revenues	512,327	491,373	1,036,704	916,033

Interest expense	29,209	10,925	54,601	21,598
Net Revenues	483,118	480,448	982,103	894,435

Non-Interest Expenses:
Compensation, commissions and benefits	342,492	341,370	691,401	642,030
Communications and information processing	22,059	21,354	43,258	40,550
Occupancy and equipment costs	15,822	15,229	31,875	30,522
Clearance and floor brokerage	5,779	5,320	11,245	10,372
Business development	15,501	13,854	30,245	26,797
Other	26,956	15,368	53,176	37,118
Total Non-Interest Expenses	428,609	412,495	861,200	787,389
Income before provision for income taxes and minority interests	54,509	67,953	120,903	107,046

Provision for income taxes	23,432	23,839	48,994	38,564
Minority interest	(3,620)	1,046	(2,031)	1,184

Net Income	$ 34,697	$ 43,068	$ 73,940	$ 67,298

Net Income per share-basic	$ 0.47	$ 0.59	$ 1.00	$ 0.92
Net Income per share-diluted	$ 0.46	$ 0.58	$ 0.98	$ 0.91
Weighted average common shares
outstanding-basic	74,874	73,352	74,239	73,117
Weighted average common and common
equivalent shares outstanding-diluted	76,305	74,395	75,622	74,254

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
continued on next page

	Six Months Ended
	March 24,	March 26,
	2005	2004
Cash Flows from operating activities:
Net Income	$ 73,940	$ 67,298
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	8,424	8,294
Deferred income taxes	(7,863)	(3,985)
Unrealized gain and premium amortization
on available for sale securities	(660)	(824)
Ineffectiveness of interest rate swaps accounted for
as cash flow hedges	(4)	(187)
Loss on sale of property and equipment	801	81
Provision for bad debts and other accruals	18,636	13,020
Stock and option compensation expense	7,878	11,062
Minority Interest	4,042	7,855
(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(140,983)	(212,630)
Receivables:
Clients, net	(176,922)	(155,561)
Stock borrowed	380,429	(252,756)
Brokers-dealers and clearing organizations	20,155	23,718
Other	(3,390)	(8,790)
Trading securities, net	(98,447)	(44,617)
Prepaid expenses and other assets	(37,358)	(33,766)

Increase (decrease) in operating liabilities:
Payables:
Clients	536,334	84,667
Stock loaned	(431,888)	367,527
Brokers-dealers and clearing organizations	19,300	(95,045)
Trade and other	(8,685)	(11,430)
Accrued compensation, commissions and benefits	(46,045)	(3,889)
Income taxes payable	(18,479)	(10,372)
Total adjustments	25,275	(317,628)
Net cash provided by (used in) operating activities	99,215	(250,330)

See accompanying Notes to Condensed Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)
continued from previous page
	Six Months Ended
	March 24,	March 26,
	2005	2004

Cash Flows from investing activities:
Additions to property and equipment, net	(12,607)	(13,869)
Sales of available for sale securities	9,251	476
Purchases of available for sale securities	(14,860)	(2,022)
Security maturations and repayments	36,048	56,433

Net cash provided by investing activities	17,832	41,018

Cash Flows from financing activities:
Proceeds from loans payable	21,400	67,955
Repayments on loans payable	(3,973)	(46,020)
Exercise of stock options and employee stock purchases	15,365	8,917
Purchase of treasury stock	(96)	(134)
Cash dividends on common stock	(12,065)	(9,571)

Net cash provided by financing activities	20,631	21,147

Currency adjustments:
Effect of exchange rate changes on cash	1,113	1,766
Net increase (decrease) in cash and cash equivalents	138,791	(186,399)
Cash and cash equivalents at beginning of period	528,823	734,631

Cash and cash equivalents at end of period	$ 667,614	$ 548,232

Supplemental disclosures of cash flow information
Cash paid for interest	$ 54,397	$ 21,426
Cash paid for taxes	$ 75,335	$ 52,921

See accompanying Notes to Condensed Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 24, 2005

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

The Company's quarters end on the last Friday (unless Friday is a holiday in which case it is the preceding business day) of December, March, June and September. Three of the Company's wholly-owned subsidiaries, Raymond James Bank (“RJBank”), Raymond James Limited (“RJ Ltd.”) and Raymond James Tax Credit Funds, Inc. (“RJ Tax Credit”) have quarters that end on the last day of each calendar quarter.

Note 2 - Effects of recently issued accounting standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This statement requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in its financial statements. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. SFAS No. 123R is effective at the beginning of the first annual reporting period beginning on or after June 15, 2005 and applies to all awards granted, modified, repurchased, or cancelled after that date. The adoption of this statement is not expected to have a material impact on its financial statements given that the Company adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002.

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF issue 04-10, “Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.” The task force concluded that operating segments that do not meet the quantitative thresholds established by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131. This EITF becomes applicable for fiscal years ending after October 13, 2004. The adoption of this EITF is not expected to have a material effect on the Company's disclosure.

In March 2004, the FASB ratified the consensus reached by the EITF in issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on the guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This consensus ratified by the FASB in March 2004 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10 - 20 of EITF 03-1, related to determining whether an impairment is other-than-temporary and measuring the related impairment loss, has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, "Effective Date of Paragraphs 10 - 20 of EITF Issue No. 03-1.” The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, "Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.'" The Company does not believe that the impact of adopting the provisions of this EITF will be material to its consolidated financial statements.

Note 3 - Trading Account Securities Owned And Trading Account Securities Sold But Not Yet Purchased, at Fair Value:

	March 24, 2005		September 24, 2004
		Trading Account		Trading Account
		Securities Owned		Securities Owned
		Sold but		Sold but
	Trading Account	Not yet	Trading Account	Not yet
	Securities Owned	Purchased,	Securities Owned	Purchased,
	At Fair Value	at Fair Value	at Fair Value	at Fair Value

	(in 000's)
Marketable:
Equities	$ 26,262	$ 34,587	$ 33,910	$ 32,950
Municipal obligations	171,679	-	192,099	-
Corporate obligations	131,782	425	26,216	3,522
Government obligations	72,435	61,887	43,518	55,082
Agency obligations	83,138	64,410	8,817	10,991
Other	26,772	44,733	17,886	19,736
Non-marketable	1	-	7,415	-
	$512,069	$206,042	$329,861	$122,281

Note 4 - Variable Interest Entities (“VIE’s”)

Under the provisions of FASB Interpretation 46R ("FIN 46R") the Company determined that Raymond James Employee Investment Funds I and II (the “Funds”) and Comprehensive Software Systems, Inc. (“CSS”) are VIE’s. The Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. Both Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two thirds of the purchase price per unit. The loans and applicable interest are to be repaid based solely on the earnings of the Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the Funds, which have combined assets of approximately $10.2 million at March 24, 2005. None of those assets act as collateral for any obligations of the Funds. The Company's exposure to loss is limited to its contributions and the loans it funded to the employee investors. At March 24, 2005, that exposure is approximately $9.3 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. CSS is currently funded by capital contributions and loans from its owners. CSS had assets of $10.7 million at March 24, 2005. The Company's exposure to loss is limited to its capital contributions. The Company is not the primary beneficiary of CSS and accounts for its investment using the equity method of accounting. The carrying value of the Company's investment in CSS was approximately $2.6 million at March 24, 2005.

Note 5 - Stock-based Compensation

At March 24, 2005, the Company had eight stock-based compensation plans, which are described more fully in Note 14 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 24, 2004. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." For the three months ended March 24, 2005 and March 26, 2004, the Company recognized expense of $4.0 million and $4.0 million, respectively, related to its stock-based compensation plans. For the six months ended March 24, 2005 and March 26, 2004, the Company recognized expense of $7.9 million and $7.9 million, respectively, related to its stock-based compensation plans.

Note 6 - Commitments and Contingencies

RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit outstanding are as follows:

	March 31, 2005	September 24, 2004
	(in 000's)

Standby letters of credit	$ 9,204	$ 7,917
Consumer lines of credit	17,794	31,708
Commercial lines of credit	39,418	62,085
Unfunded loan commitments - variable rate	144,213	119,669
Unfunded loan commitments - fixed rate	11,262	3,755

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. The majority of loan commitments have terms of up to one year.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of March 31, 2005, $9.2 million of such letters of credit were outstanding. Of the letters of credit outstanding, $7.8 million are underwritten as part of a larger corporate credit relationship, and the remaining $1.4 million are fully secured by cash or securities. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

At March 31, 2005 and September 24, 2004, no securities were pledged by RJBank as collateral with the Federal Home Loan Bank of Atlanta ("FHLB") for advances. In lieu of pledging securities as collateral for advances, RJBank provided the FHLB with a lien against RJBank's portfolio of residential mortgages.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $707,313 and $680,109 were recognized in the three months ended March 24, 2005 and March 26, 2004, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at March 24, 2005 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At March 24, 2005 and September 24, 2004, the Company had client margin securities valued at $66.4 million and $90.2 million, respectively, on deposit with a clearing organization.

The Company has guaranteed lines of credit for various foreign joint ventures as follows: three lines of credit totaling $12.5 million in Turkey and one line of credit totaling $1.3 million in Argentina. At March 24, 2005, there were no outstanding balances on these lines of credit. The Company has also from time to time authorized guarantees for the completion of trades with counterparties in Argentina and Turkey: at March 24, 2005 there were outstanding guarantees for a maximum of $4 million in Argentina and no guarantees were outstanding for Turkey.

The Company has committed a total of $30.9 million, in amounts ranging from $200,000 to $1.5 million, to 33 different independent venture capital or private equity partnerships. As of March 24, 2005, the Company had invested $25.8 million of that amount. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $8.8 million as of March 24, 2005.

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

The Company guarantees the existing mortgage debt of Raymond James & Associates, Inc. ("RJA") of $71.1 million. The Company may guarantee interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to or guarantee obligations of RJ Tax Credit of up to $90 million upon request, subject to certain limitations as well as annual review and renewal. The borrowings are secured by real estate properties. RJ Tax Credit borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to third parties, typically within a 90-day period. The proceeds of which are used to repay RJ Tax Credit's borrowings. At March 24, 2005 there were no guarantees outstanding to third parties and cash funded to invest in project partnerships was $48 million. In addition, at March 24, 2005 RJ Tax Credit is committed to additional future fundings of $ 96.9 million, of which $76 million relates to project partnerships that have already been sold to third parties.

The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business. Consistent with retail securities industry trends, the number of claims seeking recovery due to portfolio losses experienced in the early 2000's has begun to decline.

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

As previously reported, on September 30, 2004 the SEC instituted an administrative proceeding against Raymond James Financial Services, Inc. (“RJFS”) alleging fraud and failure to supervise a former financial advisor in the RJFS Cranston, Rhode Island office. Following three weeks of hearings before an SEC Administrative Law Judge, the Division of Enforcement and RJFS have filed proposed findings and post trial briefs. In its brief, the Division has requested the Administrative Law Judge to order disgorgement by RJFS of up to $16 million and $1.9 million in margin interest and other fees, prejudgment interest, a penalty of up to $14,850,000 for alleged supervisory violations and a penalty of up to $950,000 for failure to have an effective e-mail system in place during this period. The Division has also asked the Administrative Law Judge to enter a cease and desist order against RJFS, to appoint an independent consultant to review its compliance policies and procedures, and to suspend RJFS from hiring new financial advisors and opening new offices until the recommendations of the independent consultant has been implemented.

The Company believes that the testimony and documentary exhibits introduced at the hearing do not support the sanctions requested by the Division. The Company has made provision in its financial statements for its estimate of the reasonable exposure it may face in the event of an adverse ruling, in an amount substantially less than the amount sought by the Division. The Administrative Law Judge is scheduled to issue an initial decision by the end of July 2005; both RJFS and the Division of Enforcement have a right to appeal the initial decision to the full Commission for review.

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

Note 7 - Capital Transactions

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended March 24, 2005 (in 000’s, except share amounts):

	Number of	Average
	Shares Purchases (1)	Price Per Share

January	2,000	$30.94
February	-	-
March	397	31.05
Total	2,397	30.96

(1)
The Company does not have a formal stock repurchase plan. Shares are repurchased at the discretion of management pursuant to prior authorization from the board of directors. On May 20, 2004, the board of directors authorized purchases of up to $75 million. Since that date, 80,101 shares have been purchased for a total of $1.8 million, leaving $73.2 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock reaches or approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. During the quarter ended March 24, 2005, the Company only purchased shares that were surrendered by employees as payment for option exercises.

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

	March 24,	September 24,
	2005	2004
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	27%	28%
Net capital	$ 345,118	$ 363,049
Less: required net capital	(25,838)	(25,840)
Excess net capital	$ 319,280	$ 337,209

At March 24, 2005 and September 24, 2004, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at March 24, 2005 and September 24, 2004 was as follows:

	March 24,	September 24,
	2005	2004
Raymond James Financial Services, Inc.:	(in 000's)
(alternative method elected)
Net capital	$ 37,840	$ 39,663
Less: required net capital	(250)	(250)
Excess net capital	$ 37,590	$ 39,413

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning level 1 or level 2 at March 31, 2005 or September 30, 2004.

The Risk Adjusted Capital of RJ Ltd. was CDN $20,479,000 and CDN $20,422,000 at March 31, 2005 and September 30, 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of March 31, 2005 and September 30, 2004, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2005, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

			Requirement for capital		Requirement
			Adequacy		to be categorized as
	Actual		Purposes		"well capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of March 31, 2005:
Total capital (to
risk-weighted assets)	$ 87,632	16.7%	$ 42,080	8.0%	$ 52,600	10.0%
Tier I capital (to
risk-weighted assets)	81,032	15.4%	21,040	4.0%	31,560	6.0%
Tier I capital (to
adjusted assets)	81,032	7.8%	41,537	4.0%	51,928	5.0%

			Requirement for capital		Requirement
			Adequacy		to be categorized as
	Actual		Purposes		"well capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of September 30, 2004:
Total capital (to
risk-weighted assets)	$ 84,278	15.1%	$ 44,666	8.0%	$ 55,832	10.0%
Tier I capital (to
risk-weighted assets)	77,299	13.8%	22,333	4.0%	33,499	6.0%
Tier I capital (to
adjusted assets)	77,299	8.0%	38,468	4.0%	48,084	5.0%

Note 9 - Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in 000's, except per share amounts):

	Three Months Ended		Six Months Ended
	March 24,	March 26,	March 24,	March 26,
	2005	2004	2005	2004

Net income	$34,697	$43,068	$73,940	$67,298

Weighted average common shares
outstanding during the period	74,874	73,352	74,239	73,117

Additional shares assuming
exercise of stock options (1)	1,431	1,043	1,383	1,137

Weighted average diluted common shares (1)	76,305	74,395	75,622	74,254

Net income per share - basic	$ 0.47	$ 0.59	$ 1.00	$ 0.92

Net income per share - diluted (1)	$ 0.46	$ 0.58	$ 0.98	$ 0.91

Securities excluded from weighted average
common shares diluted because their effect
would be antidilutive	-	1,291	41	60

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

Note 10 - Comprehensive Income

Total comprehensive income for the three and six months ended March 24, 2005 and March 26, 2004 is as follows (in 000's):

	Three Months Ended		Six Months Ended
	March 24,	March 26,	March 24,	March 26,
	2005	2004	2005	2004
Net income	$ 34,697	$ 43,068	$ 73,940	$ 67,298
Other comprehensive income:
Unrealized (loss) gain on securities available for sale, net of tax	(32)	120	111	37
Unrealized gain on interest rate swaps accounted for as cash flow hedges, net of tax	232	422	589	1,066
Foreign currency translation adjustment	(671)	(407)	1,520	(501)

Total comprehensive income	$ 34,226	$ 43,203	$ 76,160	$ 67,900

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

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At March 31, 2005 and September 24, 2004, RJBank was party to $20.1 million and $48.9 million, respectively, in notional amount of interest rate swap agreements, and had securities and cash totaling $1.1 million and $1.9 million, respectively, pledged or held as interest-bearing collateral for such agreements.

Changes in the fair value of a derivative that is highly effective, as defined by SFAS 133, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in income or expense at the end of each reporting period. When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value in the statement of financial condition, and recognizes any changes in its fair value in earnings. For the three months ended March 31, 2005 and 2004, RJBank recorded $1,266 and $55,317, respectively, in income from ineffective cash flow hedges and transition adjustments.

The Company uses interest rate swaps as well as futures contracts to offset market risk in certain fixed income inventory positions. In addition, the Company enters into interest rate swaps with counterparties which are economically hedged. These positions are marked to market with the gain or loss recorded in the statement of operations for the period. At March 24, 2005 and September 24, 2004, the Company had outstanding derivative contracts with notional amounts of $1.25 billion and $626 million, respectively, in interest rate swaps. The notional amount of a derivative contract does not change hands; it is simply used as a reference to calculate payments. Accordingly, the notional amount of the Company’s derivative contracts outstanding at March 24, 2005 significantly exceeds the possible losses that could arise from such transactions. The net market value of all open swap positions at March 24, 2005 and September 24, 2004 was an asset of $11 million and $5 million, respectively.

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

Information concerning operations in these segments of business is as follows (in 000's):

	Three Months Ended		Six Months Ended
	March 24,	March 26,	March 24,	March 26,
	2005	2004	2005	2004
Revenues:
Private Client Group	$337,477	$327,416	$ 677,919	$614,219
Capital Markets	103,664	113,246	220,683	204,853
Asset Management	42,701	38,270	82,522	72,181
RJBank	9,820	6,897	18,803	13,455
Other	18,665	5,544	36,777	11,325
Total	$512,327	$491,373	$1,036,704	$916,033

Pre-tax Income:
Private Client Group	$ 30,768	$ 35,028	$ 63,755	$ 62,287
Capital Markets	12,923	21,610	30,253	27,625
Asset Management	10,432	8,978	18,815	13,900
RJBank	2,826	2,366	6,078	4,263
Other	1,180	(1,075)	4,033	(2,213)
Total	$ 58,129	$ 66,907	$ 122,934	$105,862

The following table presents the Company's total assets on a segment basis (in 000's):

	March 24,	September 24,
	2005	2004
	(000's)
Total Assets:
Private Client Group	$ 4,465,394	$ 3,945,968
Capital Markets	815,244	740,210
Asset Management	56,794	81,559
RJBank	1,046,735	924,747
Other*	1,506,987	1,929,362
Total	$ 7,891,154	$ 7,621,846

* Includes Stock Borrowed balance of $1,156,450 and $1,536,879 at March 24, 2005 and September 24, 2004, respectively.

The Company has operations in the United States, Canada, Europe and joint ventures in India, France, Turkey, and Argentina. Substantially all long-lived assets are located in the United States. The following table represents revenue by country for the three and six months ended March 24, 2005 and March 26, 2004 (in 000’s).

	Three Months Ended		Six Months Ended
	March 24,	March 26,	March 24,	March 26,
	2005	2004	2005	2004
Revenues:
United States	$453,086	$444,031	$924,380	$823,646
Canada	43,613	31,968	80,491	61,906
Europe	6,954	7,030	15,594	12,933
Other	8,674	8,344	16,239	17,548
Total	$512,327	$491,373	$1,036,704	$916,033

While the dollar amount invested in emerging market joint ventures is only $4.5 million, these investments carry greater risk than amounts invested in developed markets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business and Total Company Overview

The March quarter results reflected the combined effects of a more difficult market environment and a shorter time period. The Company’s results continue to be highly correlated to the U.S. equity markets, and the market volatility combined with the rising interest rates and high oil prices, had a negative impact on investor confidence during the quarter ended March 24, 2005. Comparisons to prior quarters are also impacted by the Company's policy of ending each fiscal period on the last Friday of the period, which caused the March 2005 quarter to consist of only twelve weeks. The immediately preceding quarter was a fourteen week quarter and last year’s quarter was a thirteen week quarter. The length of the quarter primarily impacts interest earnings and commission revenues. While declines in most financial statement line items in comparison to the immediately preceding quarter can be attributed to the shorter duration of the quarter, the comparison to the prior year quarter is affected by additional factors as discussed below.

Results of Operations - Three Months Ended March 24, 2005 Compared with the Three Months Ended March 26, 2004

Total Company

For the second quarter of fiscal 2005, the Company’s net revenues were $483 million, an increase of less than 1% from $480 million in the same quarter of the prior year. The decline in commission revenue and investment banking revenues were offset by increased net interest income, investment advisory fees and principal trading profits. The prior year quarter had unusually strong investment banking results with 26 lead and co-managed transactions (vs. 20 in the current year quarter) combined with $7.6 million in mergers and acquisition fees, an amount that had been between $ 4 and $5 million per quarter for the past year. The decline in this high margin business had a greater impact on the bottom line than the decline in commissions. Increased interest rates and assets under management led to increases in the related revenues.

Net income of $34.7 million was lower by 19%, or $8.3 million, than the same quarter in the prior year, $3 million of which was the recognition of a state tax refund upon the receipt of a favorable ruling from the State of Florida. Expense increases, notably administrative compensation, business development and other, although reasonably well controlled, resulted in a decline in pre-tax income. Moderate increases are likely to continue in the compensation area as the Company is beginning to experience increased payroll pressure in the current economic conditions. In addition, both the compensation and communications and information processing expense lines will continue to be impacted as the Company is undergoing a comprehensive upgrade to its information technology platform (see Liquidity and Capital Resources of this item for further details). These expense line items and depreciation expense will also be impacted as the Company establishes a regional processing center in a new site located in Southfield, Michigan. This site will also serve as a live business continuity site. The Company plans to employ approximately 200 operations and IT personnel at this site. Approximately 120 of these jobs will result from the transfer of functions from St. Petersburg to Southfield. The total capital expenditure is anticipated to be approximately $13 million, which will be depreciated over periods ranging from 2 to 30 years.

Segments

The company operates through the following five segments: Private Client Group, Capital Markets, Asset Management, RJBank, and Other.

The following tables present the revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Three Months Ended
	March 24,	March 26,	Dollar	Percentage
	2005	2004	Change	Change
Revenues:
Private Client Group	$ 337,477	$ 327,416	$10,061	3%
Capital Markets	103,664	113,246	(9,582)	(8%)
Asset Management	42,701	38,270	4,431	12%
RJBank	9,820	6,897	2,923	42%
Other	18,665	5,544	13,121	237%
Total	$ 512,327	$ 491,373	$20,954	4%

	Three Months Ended
	March 24,	March 26,	Dollar	Percentage
	2005	2004	Change	Change
Pre-tax Income:
Private Client Group	$ 30,768	$ 35,028	($4,260)	(12%)
Capital Markets	12,923	21,610	(8,687)	(40%)
Asset Management	10,432	8,978	1,454	16%
RJBank	2,826	2,366	460	19%
Other	1,180	(1,075)	2,255	210%
Total	$ 58,129	$ 66,907	($8,778)	(13%)

Private Client Group

The Private Client Group segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom. The Private Client Group Financial Advisors provide securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments and insurance products. This segment accounts for the majority of the Company's revenues (66% of total company revenues for the three months ended March 24, 2005). It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances. The Company charges commissions to its Private Client Group clients based on commission schedules or through asset-based fee alternatives that clients can elect as an alternative to traditional commissions.

The success of the Private Client Group is dependent upon the quality and integrity of its Financial Advisors and other associates and the Company's ability to attract, retain, and motivate a sufficient number of these associates. The Company faces competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. The Company currently offers several alternatives for Financial Advisors including the traditional branch setting, under which the Financial Advisors are employees of the Company and the costs associated with running the branch are incurred by the Company, to the independent contractor model, under which the Financial Advisors are responsible for all of their own direct costs. Accordingly, the independent contractor Financial Advisors are paid a larger percentage of commissions and fees. By offering alternative models to potential and existing Financial Advisors, the Company is able to effectively compete with other brokerage firms for qualified Financial Advisors, as Financial Advisors are able to choose the model that best suits their practice and profile. As of March 24, 2005 the Company had 4,956 Private Client Group Financial Advisors. Although this number is relatively flat when compared to the same time period in the prior year, it reflects the nearly completed effort to create a more productive sales force by adjusting and enforcing the minimum production standards for Financial Advisors to remain with the Company. The following table presents a summary of Private Client Group Financial Advisors as of the periods indicated.

	March 24,	March 26,
	2005	2004
Private Client Group - Financial Advisors:
Traditional Branch	1,057	1,003
Independent Contractor	3,899	3,870
Total Financial Advisors	4,956	4,873

For the quarter ended March 24, 2005, Private Client Group segment revenues increased a modest $10 million, or 3%, when compared to the same quarter in the prior year, the result of increased interest on customer balances net of slightly lower commission revenues. Both of these factors were affected by the shorter (by one week) quarter in the current year.

There was a decrease in transaction based commissions, but an increase in equity values due to market appreciation, combined with additional new customer assets, resulted in increased wrap account fees.

This segment includes the interest earned on client margin account balances and on the assets segregated pursuant to Federal Regulations, as well as the interest expense paid on client cash balances. The combination of an increase of $137 million in average client margin balances and an average rate exceeding the prior year’s rate by approximately 150 basis points resulted in an increase in related interest revenue of over $26 million. Offsetting this was an $18 million increase in interest paid to clients on cash balances awaiting investment due to the combination of an increase of $122 million in these balances and the increase in interest rates.

	Three Months Ended
	March 24,	March 26,
	2005	2004
	($ in millions)
Client Margin Accounts:
Average Balance	$ 1,109	$ 972
Average Rate	5.32%	3.82%

Assets Segregated:
Average Balance	$ 2,193	$ 2,360
Average Rate	2.49%	1.00%

Client Interest Program:
Average Balance	$ 2,868	$2,746
Average Rate	1.71%	0.37%

Despite the modest increase in revenues, pretax income for the segment declined $4.2 million, or 12%, due to increased expenses, including higher legal expense and modest increases in various other expenses.

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

Capital Markets segment revenues decreased by $10 million, or 8%, during the quarter. The decrease is primarily attributable to a decrease in sales commissions of approximately $14 million and a decrease in investment banking revenue of $4 million. This decrease was offset by an increase in trading profits of $2.9 million and an increase in interest income of $1.4 million on fixed income inventory. The decrease in securities commissions was split approximately two-thirds equity and one-third fixed income products. Although institutional commissions have declined since the prior year, they do include the positive impact of the Company's strength in coverage of the natural resources stocks in both Canada and the U.S. The decrease in investment banking revenue and related commissions are attributable to a decrease in the number and dollar value of lead and co-managed equity underwritings as shown in the following tables:

	Three Months Ended
	March 24,	March 26,
	2005	2004
Number of managed/co-managed public equity offerings:
US	20	26
Canada	4	7

Total dollars raised (in 000's):
US	$5,851,000	$5,723,000
Canada (in U.S. dollars)	137,000	205,000

The underwriting volume for the second quarter of fiscal 2005, although not equal to the record levels that were experienced in the prior year, were still strong. The Company currently has a number of potential underwritings under review and significant merger and acquisition engagements in progress.

As a result of the aforementioned revenue decreases, pre-tax income decreased $8.7 million, or 40%, during the quarter.

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

	March 24,	Dec. 31,	Sept. 24,	March 26,
	2005	2004	2004	2004
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$10,722,299	$10,393,956	$ 8,842,611	$ 8,535,369
Heritage Family of Mutual Funds	8,517,701	8,533,528	8,055,112	8,211,302
Raymond James Consulting Services	5,794,133	5,632,472	4,810,935	4,417,214
Awad Asset Management	1,423,757	1,560,230	1,349,040	1,329,970
Freedom Accounts	1,523,684	1,264,874	988,010	778,000
Total Assets Under Management	$27,981,574	$27,385,060	$24,045,708	$23,271,855

Less: Assets Managed for Related Parties	2,536,049	2,313,716	1,728,788	1,452,875

Total Third Party Assets Under Management	$25,445,525	$25,071,344	$22,316,920	$21,818,980

Trust Company Assets Under Administration	$ 1,032,794	$ 1,055,572	$ 949,773	$ 920,023

The increase in revenues for the Asset Management segment of $4 million, or 12%, for the quarter ended March 24, 2005, is due entirely to the increase in investment advisory fees. Approximately one third of the increase over the prior year quarter was a result of market appreciation. Pre-tax income increased by approximately $1.5 million, or 16%. Heritage Asset Management recently registered a mutual fund to be managed by the Company's premier core growth manager, which will be marketed internally and through other broker-dealers.

RJ Bank

RJBank provides residential, consumer, and commercial loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public. RJBank also purchases residential whole loan packages, and participates with other banks in corporate loan syndications. RJBank generates revenue principally through the interest income earned on the loans noted above offset by the interest expense it incurs on client deposits and borrowings. RJBank’s policy is to maintain a substantially duration-matched portfolio of assets and liabilities. As the largest portion of liabilities are floating rate demand deposits, certain asset purchases are hedged with similar term deposits or FHLB advances, or by entering into interest rate swap contracts.

RJBank's net revenues (net interest income plus non-interest income) increased 16% over the prior year quarter to $5.3 million, generating a 19% increase in pre-tax income. The improvement in net interest income is the result of rising interest rates, which have resulted in improved spreads.

Other expense was higher than the prior year quarter, primarily due to a larger addition to loan loss reserves within the quarter. During the periods of growth, as new loans are originated or purchased, a general allowance for loan losses is established for potential losses inherent in those new loans. Accordingly, a robust period of net loan growth paradoxically results in depressed earnings in that period, while the benefit of the higher interest earnings is realized in later periods.

Over 75% of RJBank's assets at March 31, 2005, consist of loans, which is its highest yielding asset class. RJBank's current capital base allows for continued loan growth, even to the point of utilizing modest leverage. Further, the Company has demonstrated a willingness to infuse capital as necessary to grow this subsidiary. In addition, the Company is considering the possibility of redirecting deposits from other parts of the firm to RJ Bank. The objective of this strategy is to produce a higher return to the Company without negatively impacting clients, but would also require significant investment on the part of the Company in RJ Bank.

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

Although average total stock lending balances were relatively flat, the rising rate environment has allowed interest spreads to improve, contributing to the increase in revenues and pre-tax income in this segment.

	March 24,	March 26,
	2005	2004
	(in 000's)

Stock Borrowed - average	$ 1,290,854	$ 1,192,851
Stock Loaned - average	1,598,011	1,294,495
Average Spread on finder business	.23%	.01%

The Other segment has also been positively impacted by the increase in revenue from the foreign joint ventures in Latin America and Turkey, which have improved based on the same fundamentals as the U.S. and Canadian businesses - a strengthening economy and improving equity markets.

Results of Operations - Six Months Ended March 24, 2005 Compared with the Six Months Ended March 26, 2005

Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the six month comparison.

Total Company

For the first six months of fiscal 2005, the Company's net revenues increased $88 million, or 10%, over the same period in the prior year. Of this increase, $43 million, $10 million, and $16 million is attributable to an increase in securities commissions, investment advisory fees, and net interest, respectively. As a result, net income increased $6.6 million, or 10%, to $74 million, or $0.98 per diluted share, from $67 million, or $0.91 per diluted share.

Segments

The following tables present the revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Six Months Ended
	March 24,	March 26,	Dollar	Percentage
	2005	2004	Change	Change
Revenues:
Private Client Group	$ 677,919	$ 614,219	$ 63,700	10%
Capital Markets	220,683	204,853	15,830	8%
Asset Management	82,522	72,181	10,341	14%
RJBank	18,803	13,455	5,348	40%
Other	36,777	11,325	25,452	225%
Total	$1,036,704	$ 916,033	$120,671	13%

	Six Months Ended
	March 24,	March 26,	Dollar	Percentage
	2005	2004	Change	Change
Pre-tax Income:
Private Client Group	$ 63,755	$ 62,287	$ 1,468	2%
Capital Markets	30,253	27,625	2,628	10%
Asset Management	18,815	13,900	4,915	35%
RJBank	6,078	4,263	1,815	43%
Other	4,033	(2,213)	6,246	282%
Total	$ 122,934	$ 105,862	$ 17,072	16%

On a year-to-date basis the segments have experienced results similar to the quarter-to-date results. For the Private Client Group, revenues increased predominantly due to the improving equity markets, which resulted in an increase in commission revenues of approximately $30 million. Pre-tax income in the Private Client Group increased year-to-year in contrast to the decline between comparative quarters. The increase in year-to-date results was a modest 2% despite the 10% increase in revenues due to increased expenses, particularly legal expenses.

The Capital Markets segment’s results were driven by both commissions, which were up year over year, although not quarter vs. quarter due to the general performance of the equity markets, and investment banking revenues, which were up year over year, although not vs. the prior year quarter. The year-to-date results are attributable to the increase in the number and dollar value of lead and co-managed underwritings.

Revenues and pre-tax income for the Asset Management segment increased $10 million and $5 million, respectively, due to the increase in assets under management.

Interest rates had a significant impact on both RJBank and the Other segment. Revenues and pre-tax income for RJBank increased $5 million and $2 million, respectively. The Other segment revenues increased $25 million, yielding a $6 million increase in pre-tax income.

Liquidity and Capital Resources

Cash provided by operating activities during the six months ended March 24, 2005 was approximately $99 million. Cash was provided by earnings and increased client payable balances. This was offset by an increase in receivables due from clients, an increase in securities inventory levels, and a decrease in accrued compensation, commissions, and benefits.

Investing activities provided $18 million in cash, which is primarily due to the maturation and repayments of mortgage-backed securities and the sales of available for sale securities, net of reinvestment and capital expenditures. In conjunction with the Company's decision to expand its Detroit operations, Raymond James & Associates purchased an 84,000 square foot building on March 10, 2005 in Southfield, Michigan for $5.8 Million. Additionally, the Company expects to incur approximately $5 million in capital improvements over the next two years, including build-out and equipment (primarily additional computer hardware). The Company also plans on expending approximately $2.2 million to upgrade its existing information technology platform in the next six months.

Financing activities provided $21 million, the result of the payment of cash dividends, the net proceeds from borrowings, and net cash provided from the exercise of stock options and employee stock purchases.

At March 24, 2005 and September 24, 2004 the Company had loans payable of approximately $154 million and $136 million, respectively. The balance at March 24, 2005 is comprised primarily of a $71 million mortgage on its home-office complex, $70 million in Federal Home Loan Bank advances (used to fund operations at RJBank), and various short-term borrowings totaling $13 million. The increase from year-end is attributable primarily to the increase in the Federal Home Loan Bank advances.

As of March 24, 2005, consistent with year-end, the Company's liabilities are comprised primarily of client payables of $4.7 billion at the broker-dealer subsidiaries and RJBank, as well as deposits held on stock loaned transactions of $1.2 billion. The Company primarily acts as an intermediary in stock borrowed/loan transactions. As a result, the liability associated with the stock loaned transactions is offset by the $1.2 billion receivable related to the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $2.5 billion in cash and cash equivalents segregated pursuant to federal regulations. The Company also has client receivables of $2.1 billion.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations should provide adequate funds for continuing operations.

As of March 24, 2005 both of the Company's domestic broker-dealer subsidiaries well exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action. There have been no significant changes in circumstances since year-end that have affected the capital of either the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

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

In addition to the mortgage loan and advances from the Federal Home Loan Bank, the Company and its subsidiaries have several lines of credit denominated in U.S. dollars and one line of credit denominated in Canadian dollars, with aggregate available balances of $560 million and CDN$40 million (US$33 million), respectively. At March 24, 2005, the Company was in compliance with all covenants of the lines of credit and its mortgage loan, with $11 million drawn against these lines of credit.

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

	March 24, 2005
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)

Cash trading instruments	$ 488,657	$ 195,520
Derivative contracts	23,412	10,522
Available for sale securities	177,647	-
Total	$ 689,716	$ 206,042

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

March 24, 2005
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
(in 000’s)
Fair value based on quoted prices and independent sources	$ 524,246	$ 206,042
Fair value determined by Management	165,470	-
Total	$ 689,716	$ 206,042

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

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of March 24, 2005, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each class include trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; and past loss history. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Management changed the methodology used in evaluating the adequacy of the allowance for loan loss in the March 2005 quarter, although the process is still based on the same factors above. At March 31, 2005, the amortized cost of all RJBank loans was $807 million and an allowance for loan losses of $8.6 million was recorded against that balance. The allowance for loan losses was 1.07% of the amortized cost of the loan portfolio and has not changed significantly since September 24, 2004.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for a general allowance for loan losses on such receivables based on historical collection experience. Additionally, the Company provides for a specific reserve on these receivables if a Financial Advisor is no longer associated with the Company and it is determined that it is probable the amount will not be collected. At March 24, 2005 the receivable from Financial Advisors was $52 million, which is net of an allowance of $7.9 million for estimated uncollectibility.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations. The Company's broker-dealer subsidiaries trade tax exempt and taxable debt obligations and act as an active market maker in approximately 268 over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

The following table represents the carrying value of trading inventories associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities.

	March 24, 2005		September 24, 2004
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased

	(in 000's)
Marketable:
Municipal	$ 171,679	$ -	$ 192,099	$ -
Corporate	131,782	425	26,216	3,522
Government	72,435	61,887	43,518	55,082
Agency	83,138	64,410	8,817	10,991
Total debt securities	459,034	126,722	270,650	69,595

Equity & other securities	53,035	79,320	59,211	52,686
Total	$512,069	$206,042	$329,861	$122,281

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the use of limits. As of March 24, 2005, the absolute fixed income and equity inventory limits were $1,382,000,000 and $76,600,000, respectively. The Company's trading activities were well within these limits at March 24, 2005. Additionally, for its derivative activities, primarily interest rate swaps, the company has established a limit structure that is based on factors such as interest rate risk and spread exposure. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivative instruments, mark-to-market prices are obtained from an external vendor and are compared to internal valuations. Summarized results are reviewed and a valuation adjustment is determined by management to record the instrument at estimated fair value.

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

RJBank Financial Instruments with Market Risk (as described above, in 000's):
	March 31, 2005	September 24, 2004

Mortgage-backed securities	$ 7,869	$ 9,121
Municipal obligations	21	41
Loans receivable	502,397	420,744
Total assets with market risk	$ 510,287	$ 429,906

Certificates of deposit	$ 202,405	$ 140,980
Federal Home Loan Bank advances	70,000	60,000
Interest rate swaps	336	1,299
Total liabilities with market risk	$ 272,741	$ 202,279

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

The following table sets forth the high, low and average VaR for the Company's overall portfolio during the quarter ended March 24, 2005, with the corresponding dollar value of the Company's portfolio:

	Highest Daily VaR	Lowest Daily VaR	Daily Averages
VaR	$ 1,369,000	$ 674,000	$ 1,019,000
Portfolio value (net)	$265,609,000	$210,960,000	$ 206,295,000
VaR as a percent of portfolio value	0.52%	0.32%	0.50%

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 8.3% in the first year after the rate jump, whereas a downward shift of the same magnitude would decrease RJBank's net interest income by 4.5%. These sensitivity figures are based on positions as of March 31, 2005, and are subject to certain simplifying assumptions, including that management takes no corrective action. This outcome is largely due to sharply higher pre-payment expectations if rates fall.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 24 traders. The average aggregate inventory held for proprietary trading during the quarter-ended March 31, 2005 was CDN$7,623,283. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business. Consistent with retail securities industry trends, the number of claims seeking recovery due to portfolio losses experienced in the early 2000's has begun to decline.

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

As previously reported, on September 30, 2004 the SEC instituted an administrative proceeding against RJFS alleging fraud and failure to supervise a former financial advisor in the RJFS Cranston, Rhode Island office. Following three weeks of hearings before an SEC Administrative Law Judge, the Division of Enforcement and RJFS have filed proposed findings and post trial briefs. In its brief, the Division has requested the Administrative Law Judge to order disgorgement by RJFS of up to $16 million and $1.9 million in margin interest and other fees, prejudgment interest, a penalty of up to $14,850,000 for alleged supervisory violations and a penalty of up to $950,000 for failure to have an effective e-mail system in place during this period. The Division has also asked the Administrative Law Judge to enter a cease and desist order against RJFS, to appoint an independent consultant to review its compliance policies and procedures, and to suspend RJFS from hiring new financial advisors and opening new offices until the recommendations of the independent consultant has been implemented.

The Company believes that the testimony and documentary exhibits introduced at the hearing do not support the sanctions requested by the Division. The Company has made provision in its financial statements for its estimate of the reasonable exposure it may face in the event of an adverse ruling, in an amount substantially less than the amount sought by the Division. The Administrative Law Judge is scheduled to issue an initial decision by the end of July 2005; both RJFS and the Division of Enforcement have a right to appeal the initial decision to the full Commission for review.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proxies for the Annual meeting of Shareholders held on February 17, 2005 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended. Matters voted upon at the Annual Meeting of Shareholders were as follows:

1.     The election of ten directors to the Board of Directors to hold office for a term of one year. There was no solicitation in opposition of the nominees and all such nominees were elected.

	For Individual Director	Against Individual Director
Biever, Angela M.	69,436,123	113,246
Bulkley, Jonathan A.	66,454,834	3,094,535
Godbold, Francis S.	66,433,897	3,115,472
Habermeyer, H. William	68,694,305	855,064
Helck, Chester B.	66,499,099	3,050,270
James, Thomas A.	66,445,798	3,103,571
Marshall, Paul W.	65,353,245	4,196,124
Shields, Kenneth A.	63,806,840	5,742,529
Simmons, Hardwick	68,279,096	1,270,273
Sink, Adelaide	68,352,674	1,196,695

2.     To approve the Senior Management Incentive Plan for the Company's Executive Officers.

For	Against	Abstain
64,581,853	4,539,172	428,344

3.     To ratify the appointment of KPMG LLP by the Audit Committee of the Board of Directors as the Company’s independent auditors.

For	Against	Abstain
69,422,093	94,244	33,032

4.     To approve amendment of the Company's Articles of Incorporation to increase the authorized shares of common stock to 180 million shares, $.01 par value.

For	Against	Abstain
63,729,148	5,753,545	66,676

5.     To approve the 2005 Restricted Stock Plan.

For	Against	Abstain
44,358,924	10,026,283	438,495

Item 6. EXHIBITS

3.1.1	Articles of Amendment to Articles of Incorporation of Raymond James Financial, Inc. (filed herewith).

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 4, 2005	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer