Form 10-Q
period 2005-06-24
RAYMOND JAMES FINANCIAL INC
filed 2005-08-03
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 24, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number: 1-9109

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

73,882,378 shares of Common Stock as of July 27, 2005.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Unaudited)
(In thousands, except share data)
	June 24,	September 24,
	2005	2004
ASSETS
Cash and cash equivalents	$799,682	$528,823
Cash and cash equivalents, segregated pursuant to federal regulations	2,341,737	2,322,402
Securities owned:
Trading account securities, at fair value	446,504	329,861
Available for sale securities, at fair value	184,243	208,022
Receivables:
Clients	2,210,075	1,961,553
Stock borrowed	1,139,015	1,536,879
Brokers, dealers and clearing organizations	81,619	125,544
Other	196,437	169,577
Property and equipment, net	131,609	122,750
Deferred income taxes, net	81,421	73,559
Deposits with clearing organizations	31,959	28,466
Goodwill	62,575	62,575
Investment in leveraged leases	19,462	20,160
Prepaid expenses and other assets	127,839	131,675

	$7,854,177	$7,621,846
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable	$141,845	$136,393
Payables:
Clients	4,557,141	4,121,713
Stock loaned	1,223,101	1,597,117
Brokers, dealers and clearing organizations	72,442	74,258
Trade and other	189,919	195,291
Trading account securities sold but not yet purchased, at fair value	192,884	122,281
Accrued compensation, commissions and benefits	253,188	256,062
Income taxes payable	10,861	32,145

	6,641,381	6,535,260

Minority Interests	20,287	21,373

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
180,000,000 shares; issued 76,384,296 at
June 24, 2005 and 75,321,926 at Sept. 24, 2004	764	753
Shares exchangeable into common stock: 285,325	5,493	5,493
Additional paid-in capital	158,660	127,405
Accumulated other comprehensive income	5,231	3,875
Retained earnings	1,043,956	957,317
	1,214,104	1,094,843
Less:1,279,926 and 1,761,322 common shares
in treasury, at cost	21,595	29,630
	1,192,509	1,065,213

	$7,854,177	$7,621,846

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004

Revenues:
Securities commissions and fees	$349,364	$326,701	$1,048,206	$982,030
Investment banking	30,544	17,226	87,436	69,017
Investment advisory fees	38,674	33,517	115,233	99,934
Interest	66,354	33,271	178,161	96,001
Net trading profits	2,722	5,031	19,919	16,323
Financial service fees	20,507	20,852	64,665	61,126
Other	18,197	14,937	49,446	43,137
Total Revenues	526,362	451,535	1,563,066	1,367,568

Interest expense	32,818	11,424	87,419	33,021
Net Revenues	493,544	440,111	1,475,647	1,334,547

Non-Interest Expenses:
Compensation, commissions and benefits	348,361	319,962	1,039,762	961,993
Communications and information processing	23,948	20,425	67,205	60,975
Occupancy and equipment costs	16,695	14,913	48,570	45,435
Clearance and floor brokerage	6,769	5,094	18,014	15,466
Business development	17,057	15,398	47,303	42,194
Other	29,750	16,561	78,205	53,680
Total Non-Interest Expenses	442,580	392,353	1,299,059	1,179,743
Income before provision for income taxes and minority interests	50,964	47,758	176,588	154,804

Provision for income taxes	19,094	18,101	68,088	56,665
Minority interest	(512)	44	2,178	1,227

Net Income	$32,382	$29,613	$106,322	$96,912

Net Income per share-basic	$0.44	$0.40	$1.45	$1.32
Net Income per share-diluted	$0.43	$0.40	$1.41	$1.30
Weighted average common shares
outstanding-basic	73,663	73,592	73,320	73,275
Weighted average common and common
equivalent shares outstanding-diluted	75,588	74,560	75,493	74,353

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
continued on next page

	Nine Months Ended
	June 24,	June 25,
	2005	2004
Cash Flows from operating activities:
Net Income	$106,322	$96,912
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	12,023	12,441
Deferred income taxes	(7,863)	(3,045)
Unrealized gain and premium amortization
on available for sale securities	(979)	(1,452)
Ineffectiveness of interest rate swaps accounted for
as cash flow hedges	(4)	(374)
Gain on sale of property and equipment	(156)	(9)
Provision for bad debts and other accruals	28,927	16,460
Stock and option compensation expense	11,826	14,136
Minority Interest	(1,085)	1,227
(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(19,335)	(12,777)
Receivables:
Clients, net	(248,379)	(269,549)
Stock borrowed	397,864	(61,838)
Brokers-dealers and clearing organizations	43,926	60,826
Other	(26,860)	(19,025)
Trading securities, net	(46,040)	(77,223)
Prepaid expenses and other assets	8,101	(29,074)

Increase (decrease) in operating liabilities:
Payables:
Clients	435,428	8,811
Stock loaned	(374,016)	196,452
Brokers-dealers and clearing organizations	(1,816)	(52,729)
Trade and other	(34,442)	(18,528)
Accrued compensation, commissions and benefits	(2,874)	26,955
Income taxes payable	(21,284)	(21,508)
Total adjustments	152,962	(229,823)
Net cash provided by (used in) operating activities	259,284	(132,911)

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)
Continued from previous page
	Nine Months Ended
	June 24,	June 25,
	2005	2004

Cash Flows from investing activities:
Additions to property and equipment, net	(18,988)	(17,025)
Sales of available for sale securities	9,251	-
Purchases of available for sale securities	(37,434)	(20,740)
Maturations and repayments of available for sale securities	52,098	78,496

Net cash provided by investing activities	4,927	40,731

Cash Flows from financing activities:
Proceeds from loans payable	10,000	79,404
Repayments on loans payable	(4,549)	(51,567)
Exercise of stock options and employee stock purchases	19,120	11,649
Purchase of treasury stock	(96)	(275)
Cash dividends on common stock	(19,684)	(14,720)

Net cash provided by financing activities	4,791	24,491

Currency adjustments:
Effect of exchange rate changes on cash	1,857	2,472
Net increase (decrease) in cash and cash equivalents	270,859	(65,217)
Cash and cash equivalents at beginning of period	528,823	734,631

Cash and cash equivalents at end of period	$799,682	$669,414

Supplemental disclosures of cash flow information:
Cash paid for interest	$86,841	$32,942
Cash paid for taxes	$83,075	$81,218

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 24, 2005

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

Note 2 - Effects of recently issued accounting standards

In June 2005, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” on the guidance on how general partners in a limited partnership should determine whether they control a limited partnership. This consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of the ratification of this consensus (June 29, 2005). The guidance in this Issue is effective for existing partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  The Company is currently evaluating the potential impact of this EITF.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), "Share-Based Payment". This statement requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in its financial statements. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. SFAS No. 123R is effective at the beginning of the first annual reporting period beginning on or after June 15, 2005 and applies to all awards granted, modified, repurchased, or cancelled after that date. The adoption of this statement is not expected to have a material impact on its financial statements given that the Company adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002.

In October 2004, the FASB ratified the consensus reached by the EITF in issue 04-10, “Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.” The task force concluded that operating segments that do not meet the quantitative thresholds established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131. This EITF becomes applicable for fiscal years ending after September 15, 2005, and that the corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. Early application of the consensus is permitted. The Company is currently evaluating the potential impact of this EITF.

In March 2004, the FASB ratified the consensus reached by the EITF in issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on the guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This consensus ratified by the FASB in March 2004 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of EITF 03-1, related to determining whether an impairment is other-than-temporary and measuring the related impairment loss, has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1.” The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, "Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Company does not believe that the impact of adopting the provisions of this EITF will be material to its consolidated financial statements.

Note 3 - Trading Account Securities Owned And Trading Account Securities Sold But Not Yet Purchased, at Fair Value:

	June 24, 2005		September 24, 2004
		Trading Account		Trading Account
		Securities		Securities
		Sold but		Sold but
	Trading Account	Not yet	Trading Account	Not yet
	Securities Owned	Purchased,	Securities Owned	Purchased,
	At Fair Value	at Fair Value	at Fair Value	at Fair Value

	(in 000's)
Marketable:
Equities	$26,063	$38,928	$33,910	$32,950
Municipal obligations	219,971	291	192,099	-
Corporate obligations	41,918	561	26,216	3,522
Government obligations	30,891	70,489	43,518	55,082
Agency obligations	63,203	32,819	8,817	10,991
Derivative contracts	57,672	49,796	14,567	8,926
Other	6,774	-	8,457	10,810
Non-marketable	12	-	2,277	-
	$446,504	$192,884	$329,861	$122,281

Note 4 - Variable Interest Entities (“VIE’s”)

Under the provisions of FASB Interpretation 46R ("FIN 46R") the Company determined that Raymond James Employee Investment Funds I and II (the “Funds”), Comprehensive Software Systems, Inc. (“CSS”), and certain entities in which Raymond James Tax Credit Funds, Inc. holds an interest are VIE’s.

The Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. Both Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based solely on the earnings of the Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the Funds, which have combined assets of approximately $10.5 million at June 24, 2005. None of those assets act as collateral for any obligations of the Funds. The Company's exposure to loss is limited to its contributions and the loans it funded to the employee investors. At June 24, 2005, that exposure is approximately $9.4 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. CSS is currently funded by capital contributions and loans from its owners. CSS had assets of $8.5 million at June 24, 2005. The Company's exposure to loss is limited to its capital contributions. The Company is not the primary beneficiary of CSS and accounts for its investment using the equity method of accounting. The carrying value of the Company's investment in CSS was approximately $1.6 million at June 24, 2005.

Raymond James Tax Credit Funds, Inc. (“RJTCF”) is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 25 individual funds. These funds are legally organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop properties qualifying for tax credits. As of June 24, 2005, 22 of these funds are VIEs. RJTCF is not the primary beneficiary of these funds and accordingly the Company does not consolidate its financial interests in these funds. RJTCF's exposure to loss is limited to its investment in these funds. The carrying value of RJTCF’s investment in these funds was not material at June 24, 2005. The remaining three funds are not VIEs and are wholly owned by RJTCF and are included in the Company’s consolidated financial statements. These funds have combined assets of approximately $18.9 million at June 24, 2005.

Note 5 - Stock-based Compensation

At June 24, 2005, the Company had nine stock-based compensation plans, which are described more fully in Note 14 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 24, 2004. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." For the three months ended June 24, 2005 and June 25, 2004, the Company recognized expense of $3.9 million and $4.2 million, respectively, related to its stock-based compensation plans. For the nine months ended June 24, 2005 and June 25, 2004, the Company recognized expense of $11.8 million and $10.8 million, respectively, related to its stock-based compensation plans.

Note 6 - Commitments and Contingencies

RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit outstanding are as follows:

	June 30, 2005	September 24, 2004
	(in 000's)

Standby letters of credit	$14,371	$7,917
Consumer lines of credit	18,981	31,708
Commercial lines of credit	108,108	62,085
Unfunded loan commitments - variable rate	197,684	119,669
Unfunded loan commitments - fixed rate	13,366	3,755

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows. The majority of loan commitments have terms of up to one year.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of June 30, 2005, $14.4 million of such letters of credit were outstanding. Of the letters of credit outstanding, $12.9 million are underwritten as part of a larger corporate credit relationship, and the remaining $1.5 million are fully secured by cash or securities. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

At June 30, 2005 and September 24, 2004, no securities were pledged by RJBank as collateral with the Federal Home Loan Bank of Atlanta ("FHLB") for advances. In lieu of pledging securities as collateral for advances, RJBank provided the FHLB with a lien against RJBank's portfolio of residential mortgages.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a thirteen-year term with a five-year renewal option and a 4% annual escalator. Expenses of $707,313 and $680,109 were recognized in the three months ended June 24, 2005 and June 25, 2004, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at June 24, 2005 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At June 24, 2005 and September 24, 2004, the Company had client margin securities valued at $90.7 million and $90.2 million, respectively, on deposit with a clearing organization.

The Company has guaranteed lines of credit for various foreign joint ventures as follows: three lines of credit totaling $12.5 million in Turkey and one line of credit totaling $1.25 million in Argentina. At June 24, 2005, there were no outstanding balances on these lines of credit. The Company has also from time to time authorized guarantees for the completion of trades with counterparties in Argentina and Turkey: at June 24, 2005 there were outstanding guarantees for a maximum of $4 million in Argentina and no guarantees were outstanding for Turkey.

The Company has committed a total of $34.9 million, in amounts ranging from $200,000 to $1.5 million, to 36 different independent venture capital or private equity partnerships. As of June 24, 2005, the Company had invested $26.2 million of that amount. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $10.1 million as of June 24, 2005.

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

The Company guarantees the existing mortgage debt of Raymond James & Associates, Inc. ("RJA") of $70.6 million. The Company may guarantee interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to or guarantee obligations of RJ Tax Credit Funds, Inc. of up to $90 million upon request, subject to certain limitations as well as annual review and renewal. The borrowings are secured by real estate properties. RJ Tax Credit Funds, Inc. borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to third parties, typically within a 90-day period, and the proceeds are used to repay RJ Tax Credit Funds, Inc.’s borrowings. At June 24, 2005 there were no guarantees outstanding to third parties and cash funded to invest in project partnerships was $56.1 million. In addition, at June 24, 2005 RJ Tax Credit Funds, Inc. is committed to additional future fundings of $95.1 million, of which $64.4 million relates to project partnerships that have already been sold to third parties.

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

As previously reported, on September 30, 2004 the SEC instituted an administrative proceeding against Raymond James Financial Services, Inc. (“RJFS”) alleging fraud and failure to supervise a former financial advisor in the RJFS Cranston, Rhode Island office. The Company believes that the testimony and documentary exhibits introduced at the hearing do not support the sanctions requested by the Division. The Company has made provision in its financial statements for its estimate of the reasonable exposure it may face in the event of an adverse ruling, in an amount substantially less than the amount sought by the Division. The Administrative Law Judge is scheduled to issue an initial decision by September 15, 2005; both RJFS and the Division of Enforcement have a right to appeal the initial decision to the full Commission for review.

As previously reported, the Company and RJFS are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. The lawsuits are pending in various courts, and several cases that had been removed to federal court were remanded to state court, and the plaintiffs are seeking reconsideration of that decision. In July 2005, RJFS paid approximately $24 million in a settlement with approximately 380 claimants in this litigation, representing approximately 2/3 of the outstanding claims. The Company estimates that the value of the claims resolved also represents approximately 2/3 of the value of the total claims and has made adjustments to its litigation reserves to give effect to the estimated impact of the settlement. Several of the arbitration claims relating to this matter had been previously settled by RJFS for amounts consistent with its evaluation of those claims.

RJFS has been named in a NASD arbitration styled Adamczewski, et al. v. Donna Vogt and Raymond James Financial Services, Inc., Case Number 04-0224. The arbitration involves approximately 36 family groups with 125 separate brokerage accounts. The primary claims concern the suitability of certain investments recommended by former RJFS financial advisor Donna Vogt. The net out-of-pocket losses of the combined accounts amount to approximately $6.5 million. The company is contesting these allegations.

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

Note 7 - Capital Transactions

The Company did not repurchase any stock during the quarter ended June 24, 2005. The Company does not have a formal stock repurchase plan. Shares are repurchased at the discretion of management pursuant to prior authorization from the Board of Directors. On May 20, 2004, the board of directors authorized purchases of up to $75 million. Since that date, 80,101 shares have been purchased for a total of $1.8 million, leaving $73.2 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock reaches or approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors.

Note 8 - Regulation and Capital Requirements

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Raymond James & Associates, Inc. (“RJA”), a member firm of the NYSE, is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which both RJA and RJFS have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at June 24, 2005 and September 24, 2004 was as follows:

	June 24,	September 24,
	2005	2004
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	29%	28%
Net capital	$358,194	$363,049
Less: required net capital	(25,140)	(25,840)
Excess net capital	$333,054	$337,209

At June 24, 2005 and September 24, 2004, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at June 24, 2005 and September 24, 2004 was as follows:

	June 24,	September 24,
	2005	2004
Raymond James Financial Services, Inc.:	(in 000's)
(alternative method elected)
Net capital	$39,028	$39,663
Less: required net capital	(250)	(250)
Excess net capital	$38,778	$39,413

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning level 1 or level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning level 1 or level 2 at June 30, 2005 or 2004.

The Risk Adjusted Capital of RJ Ltd. was CDN $27,071,277 and CDN $21,347,676 at June 30, 2005 and 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of June 30, 2005 and September 30, 2004, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2005, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

			Requirement for capital		Requirement
			Adequacy		to be categorized as
	Actual		Purposes		"well capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of June 30, 2005:
Total capital (to
risk-weighted assets)	$90,459	15.2%	$47,750	8.0%	$59,688	10.0%
Tier I capital (to
risk-weighted assets)	82,998	13.9%	23,875	4.0%	35,813	6.0%
Tier I capital (to
Adjusted assets)	82,998	7.2%	46,060	4.0%	57,575	5.0%

			Requirement for capital		Requirement
			Adequacy		to be categorized as
	Actual		Purposes		"well capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of September 30, 2004:
Total capital (to
risk-weighted assets)	$84,278	15.1%	$44,666	8.0%	$55,832	10.0%
Tier I capital (to
risk-weighted assets)	77,299	13.8%	22,333	4.0%	33,499	6.0%
Tier I capital (to
adjusted assets)	77,299	8.0%	38,468	4.0%	48,084	5.0%

Note 9 - Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in 000's, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004

Net income	$32,382	$29,613	$106,322	$96,912

Weighted average common shares
outstanding during the period	73,663	73,592	73,320	73,275

Additional shares assuming
exercise of stock options (1)	1,925	968	2,173	1,078

Weighted average diluted common shares (1)	75,588	74,560	75,493	74,353

Net income per share - basic	$0.44	$0.40	$1.45	$1.32

Net income per share - diluted (1)	$0.43	$0.40	$1.41	$1.30

Securities excluded from weighted average
common shares diluted because their effect
would be antidilutive	730	1,382	682	103

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

Note 10 - Comprehensive Income

Total comprehensive income for the three and nine months ended June 24, 2005 and June 25, 2004 is as follows (in 000's):

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Net income	$32,382	$29,613	$106,322	$96,912
Other comprehensive income:
Unrealized (loss) gain on securities available for
sale, net of tax	(90)	(230)	21	(193)
Unrealized gain on interest rate swaps
accounted for as cash flow hedges, net of tax	246	717	835	1,783
Foreign currency translation adjustment	(1,021)	(692)	498	(1,193)

Total comprehensive income	$31,517	$29,408	$107,676	$97,309

Note 11 - Derivative Financial Instruments and Hedging Activities

The Company makes limited use of derivative financial instruments in certain of its businesses. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, while others are designed to offset risk within fixed income inventories. In addition, the Company acts as a dealer/agent in matched book swap transactions. The Company accounts for its derivative financial instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivatives and hedging activities. These statements establish standards for designating a derivative as a hedge. Derivatives in a broker-dealer or those that do not meet the criteria for designation as a hedge are accounted for as trading account assets, and recorded at fair value in the statement of financial condition with the gain or loss recorded in the statement of operations for the period.

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management may enter into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At June 30, 2005 and September 24, 2004, RJBank was party to $18.8 million and $49.3 million, respectively, in notional amount of interest rate swap agreements, and had securities and cash totaling $1.0 million and $3.0 million, respectively, pledged or held as interest-bearing collateral for such agreements.

Changes in the fair value of a derivative that is highly effective, as defined by SFAS 133, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in income or expense during each reporting period. When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value in the statement of financial condition, and recognizes any changes in its fair value in earnings. For the three months ended June 30, 2005 and 2004, RJBank recorded ($456) and $187,322, respectively, in (expense) income from ineffective cash flow hedges and transition adjustments.

The Company uses interest rate swaps as well as futures contracts to offset market risk in certain fixed income inventory positions. In addition, the Company enters into interest rate swaps with counterparties which are economically hedged. These positions are marked to market with the gain or loss recorded in the statement of operations for the period. At June 24, 2005 and September 24, 2004, the Company had outstanding derivative contracts with notional amounts of $1.8 billion and $701 million, respectively, in interest rate swaps. The notional amount of a derivative contract does not change hands; it is simply used as a reference to calculate payments. Accordingly, the notional amount of the Company’s derivative contracts outstanding at June 24, 2005 significantly exceeds the market value and the possible losses that could arise from such transactions. The net market value of these open swap positions at June 24, 2005 and September 24, 2004 was an asset of approximately $6 million and $5 million, respectively.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company performs a credit evaluation of counterparties prior to entering into swap transactions. Currently, the Company anticipates that all counterparties will be able to fully satisfy their obligations under those agreements. The Company may require collateral from counterparties to support these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. However, state laws prohibit certain municipalities and other governmental entities from posting collateral in these transactions.

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

The Capital Markets segment includes institutional sales and trading in the United States, Canada and Europe. It provides securities brokerage, trading, and research services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. This segment also includes the Company's management of and participation in underwritings, merger and acquisition services, public finance activities, and the operations of Raymond James Tax Credit Funds.

The Asset Management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management, Inc., and the Raymond James & Associates asset management services division, mutual fund management by Heritage Asset Management, Inc., private equity management by Raymond James Capital, Inc. and RJ Ventures, LLC, and trust services of Raymond James Trust Company and Raymond James Trust Company West. In addition to the asset management services noted above, this segment also offers fee-based programs to clients who have contracted for portfolio management services from outside money managers.

Raymond James Bank is a separate segment, which provides consumer, residential, and commercial loans, as well as FDIC-insured deposit accounts to clients of the Company's broker-dealer subsidiaries and to the general public.

The Other segment includes the Company's securities lending business and the activities of the consolidated foreign joint ventures in emerging market countries.

Information concerning operations in these segments of business is as follows (in 000's):

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Revenues:
Private Client Group	$341,559	$311,509	$1,019,478	$925,728
Capital Markets	106,134	89,151	326,817	294,004
Asset Management	43,139	36,956	125,661	109,137
RJBank	12,243	7,099	31,046	20,554
Other	23,287	6,820	60,064	18,145
Total	$526,362	$451,535	$1,563,066	$1,367,568

Pre-tax Income:
Private Client Group	$17,879	$27,835	$81,634	$90,122
Capital Markets	15,229	10,197	45,482	37,822
Asset Management	10,292	7,485	29,107	21,385
RJBank	3,379	2,775	9,457	7,038
Other	4,697	(578)	8,730	(2,790)
Total	$51,476	$47,714	$174,410	$153,577

The following table presents the Company's total assets on a segment basis (in 000's):

	June 24,	September 24,
	2005	2004
	(000's)
Total Assets:
Private Client Group	$4,284,930	$3,945,968
Capital Markets	780,404	740,210
Asset Management	59,144	81,559
RJBank	1,160,712	924,747
Other*	1,568,987	1,929,362
Total	$7,854,177	$7,621,846

* Includes Stock Borrowed balance of $1,139,015 and $1,536,879 at June 24, 2005 and September 24, 2004, respectively.

The Company has operations in the United States, Canada, Europe and joint ventures in India, France, Turkey, and Argentina. Substantially all long-lived assets are located in the United States. The following table represents revenue by country for the three and nine months ended June 24, 2005 and June 25, 2004 (in 000’s).

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Revenues:
United States	$473,619	$408,457	$1,395,258	$1,232,103
Canada	36,129	25,621	116,620	87,527
Europe	9,766	13,379	27,692	38,281
Other	6,848	4,078	23,496	9,657
Total	$526,362	$451,535	$1,563,066	$1,367,568

While the dollar amount invested in emerging market joint ventures is only $4.8 million, these investments carry greater risk than amounts invested in developed markets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business and Total Company Overview

The Company’s overall financial results continue to be highly and directly correlated to the direction of the equity markets. Business activity across the firm was reasonably strong as evidenced by the record gross revenues and increased net revenues. Unfortunately, the Company did not realize the economic benefit of operating leverage as would normally be expected. Net additions to legal reserves were the primary contributor to the non-interest expense growth, which exceeded the growth in net revenues. If favorable market conditions continue, positive recruiting results in the private client group, a relatively full deal pipeline in investment banking and good asset management performance should augur well for continued strong revenues.

Results of Operations - Three Months Ended June 24, 2005 Compared with the Three Months Ended June 25, 2004

Total Company

For the third quarter of fiscal 2005, the Company's net revenues increased $53 million, or 12%, over the same period in the prior year. Of this increase, $23 million is attributable to an increase in securities commissions and fees. This increase was the result of increased trade volume, appreciation of assets held in wrap-fee/commission equivalent accounts and an increase in commissions from equity capital markets activities. The remainder of the increase in revenues is due to investment banking revenue, net interest and investment advisory fees, which increased by $13 million, $12 million and $5 million, respectively. The increase in investment banking revenue is attributable to the increase in lead-managed underwritings and M&A fees. The increase in net interest is due primarily to increased rates, producing greater earnings on the Company's free capital, which is largely invested in overnight money market instruments and fixed income inventories. The increase in investment advisory fees is due to asset appreciation and positive net sales.

Net income increased $2.7 million, or 9%, to $32.3 million, or $0.43 per diluted share, from last year's $29.6 million, or $0.40 per diluted share. Offsetting the increase in net revenues were increases in compensation, communications, information processing and legal expenses. The increase in compensation expense is attributable to commission expense, which rose with the increase in related revenues, and incentive compensation, which increased due to improved profitability. Communications and information processing expenses increased due to a combination of expenses associated with information systems improvements, an increased number of accounts (such as postage), and increased quote systems expenses. Legal expenses were high due to net additions of $8 million to legal reserves, of which $6.5 million related to two groups of claims.

Segments

The company operates through the following five segments: Private Client Group, Capital Markets, Asset Management, RJBank, and Other.

The following tables present the revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Three Months Ended
	June 24,	June 25,	Dollar	Percentage
	2005	2004	Change	Change
Revenues:
Private Client Group	$341,559	$311,509	$30,050	10%
Capital Markets	106,134	89,151	16,983	19%
Asset Management	43,139	36,956	6,183	17%
RJBank	12,243	7,099	5,144	72%
Other	23,287	6,820	16,467	241%
Total	$526,362	$451,535	$74,827	17%

	Three Months Ended
	June 24,	June 25,	Dollar	Percentage
	2005	2004	Change	Change
Pre-tax Income:
Private Client Group	$17,879	$27,835	$(9,956)	(36%)
Capital Markets	15,229	10,197	5,032	49%
Asset Management	10,292	7,485	2,807	38%
RJBank	3,379	2,775	604	22%
Other	4,697	(578)	5,275	(913%)
Total	$51,476	$47,714	$3,762	8%

Private Client Group

The Private Client Group segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom. The Private Client Group Financial Advisors provide securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments and insurance products. This segment accounts for the majority of the Company's revenues (65% of total company revenues for the three months ended June 24, 2005). It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances. The Company charges commissions to its Private Client Group clients based on commission schedules or through asset-based fee alternatives that clients can elect as an alternative to traditional commissions.

The success of the Private Client Group is dependent upon the quality and integrity of its Financial Advisors and other associates and the Company's ability to attract, retain, and motivate a sufficient number of these associates. The Company faces competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. The Company currently offers several alternatives for Financial Advisors ranging from the traditional branch setting, under which the Financial Advisors are employees of the Company and the costs associated with running the branch are incurred by the Company, to the independent contractor model, under which the Financial Advisors are responsible for all of their own direct costs. Accordingly, the independent contractor Financial Advisors are paid a larger percentage of commissions and fees. By offering alternative models to potential and existing Financial Advisors, the Company is able to effectively compete with other brokerage firms for qualified Financial Advisors, as Financial Advisors can choose the model that best suits their practice and profile. As of June 24, 2005 the Company had 4,600 Private Client Group Financial Advisors. Although this number is relatively flat when compared to the same time period in the prior year, it reflects the nearly completed effort to create a more productive sales force by adjusting and enforcing the minimum production standards for Financial Advisors. It also reflects the Company’s effort to recruit Financial Advisors with higher average production levels. The following table presents a summary of Private Client Group Financial Advisors as of the periods indicated.

	June 25,	June 25,
	2005	2004
Private Client Group - Financial Advisors:
Traditional Branch	1,076	1,034
Independent Contractor *	3,554	3,525
Total Financial Advisors	4,630	4,559

* Prior year quarter is restated to reflect a change in the definition of a producing Financial Advisor.

For the quarter ended June 24, 2005, Private Client Group segment revenues increased $30 million, or 10%, when compared to the same quarter in the prior year. This increase is due to the increase in interest income and increases in securities commissions and fees, of which approximately $8 million is attributable to the domestic independent contractor Financial Advisors, $3 million to the domestic employee Financial Advisors and $4 million to RJ Ltd Private Client Financial Advisors. As noted above, the increase in commissions and fees can be attributed to: (1) increased trade volume, which was up 8% over the same quarter in the prior year; (2) increased fees from wrap fee accounts, a result of the increase in asset values; and (3) the ongoing effort to recruit and retain a more productive population of Financial Advisors. The impact of the revenue increase was more than offset by increased legal and other expenses, resulting in a decline in Private Client Group pretax income of $10 million, or 36%.

	Three Months Ended
	June 24,	June 25,
	2005	2004
	($ in millions)
Client Margin Accounts:
Average Balance	$1,105	$1,032
Average Rate	5.88%	3.81%

Assets Segregated:
Average Balance	$2,391	$2,361
Average Rate	2.99%	1.00%

Client Interest Program:
Average Balance	$2,847	$2,793
Average Rate	2.23%	0.33%

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; merger and acquisition services; public finance activities; and the syndication of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions. The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions account for the majority of the segment's revenue and are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the company is involved. This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Capital Markets segment revenues increased by $17 million, or 19%, during the quarter ended June 24, 2005 compared to the same quarter in fiscal year 2004. The increase is primarily attributable to increases in investment banking revenue and institutional equity sales commissions, net of lower fixed income commissions and trading profits. The increase in equity commissions primarily reflects the current equity market conditions and new issue volume. The decline in fixed income commissions and trading profits are attributable to the rising interest rate environment, which has led to diminished activity in fixed income products as investors anticipate higher yields ahead.

Investment banking revenue increased by $13 million, or 77%. This increase is attributable to an increase in M&A fees, an increase in acquisition fees at Raymond James Tax Credit Funds, increased underwriting fees at RJ Ltd (related to increased dollars raised) and increased underwriting fees at RJA (related to a significant increase in the number of lead managed deals from one in the quarter ended June 25, 2004 to six in the quarter ended June 24, 2005).

	Three Months Ended
	June 24,	June 25,
	2005	2004
Number of managed/co-managed public equity offerings:
US	20	22
Canada	3	5

Number of lead managed deals:
US	6	1

Total dollars raised (in 000's):
US	$6,721,247	$6,599,814
Canada (in U.S. dollars)	41,944	13,529

The increase in pre-tax income of $5 million, or 49%, reflects the significant operating leverage within this segment.

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

	June 24,	March 24,	Dec. 31,	Sept. 24,
	2005	2005	2004	2004
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$11,198,226	$10,722,299	$10,393,956	$8,842,611
Heritage Family of Mutual Funds	8,439,054	8,517,701	8,533,528	8,055,112
Raymond James Consulting Services	6,192,639	5,794,133	5,632,472	4,810,935
Awad Asset Management	1,189,450	1,423,757	1,560,230	1,349,040
Freedom Accounts	1,956,063	1,523,684	1,264,874	988,010
Total Assets Under Management	$28,975,432	$27,981,574	$27,385,060	$24,045,708

Less: Assets Managed for Related Parties	2,807,011	2,536,049	2,313,716	1,728,788

Total Third Party Assets Under Management	$26,168,421	$25,445,525	$25,071,344	$22,316,920

Trust Company Assets Under Administration	$1,041,895	$1,032,794	$1,055,572	$949,773

The increase in revenues for the Asset Management segment of $6 million, or 17%, for the quarter ended June 24, 2005 compared to the same quarter in fiscal year 2004 is due almost entirely to the increase in investment advisory fees, which increased $5 million, or 15%. The increase in assets was predominantly a product of positive net sales combined with asset appreciation. As a result of the aforementioned revenue increases and a cost structure that provides for significant operating leverage, pre-tax income increased by approximately $2.8 million, or 38%, well above the rate of revenue increase.

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

RJBank's net revenues (net interest income plus non-interest income) increased 28% over the prior year quarter to $6.0 million, generating a 22% increase in pre-tax net income. The improvement in net interest income is the result of rising interest rates and growth in the loan portfolio, which have resulted in improved spreads.

Other expense was higher than the prior year quarter, primarily due to a larger addition to loan loss reserves within the quarter as a result of net loan growth. During the periods of growth, as new loans are originated or purchased, an allowance for loan losses is established for potential losses inherent in those new loans. Accordingly, a robust period of net loan growth paradoxically results in a charge to earnings in that period, while the benefit of the higher interest earnings is realized in later periods.

Over 75% of RJBank's assets at June 30, 2005 consist of loans, which is its highest yielding asset class. RJBank's current capital base allows for continued loan growth, even to the point of utilizing modest leverage. Further, the Company has demonstrated a willingness to infuse capital as necessary to grow this subsidiary. In addition, the Company is considering the possibility of redirecting deposits from other parts of the firm to RJ Bank. The objective of this strategy is to produce a higher return to the Company while providing clients with a comparable yield and FDIC insurance, but would also require a significant additional investment in RJ Bank on the part of the Company.

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

For the quarter ended June 24, 2005, the Other segment revenues and pre-tax income were up by $16 million and $5 million, respectively, compared to fiscal year 2004. In addition to the increase in interest revenue from stock borrowed/loaned transactions generated by increased spreads arising from higher interest rates, there was an increase in revenue from foreign joint ventures and private equity investments.

Results of Operations - Nine Months Ended June 24, 2005 Compared with the Nine Months Ended June 25, 2004

Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the nine-month comparison.

Total Company

For the first nine months of fiscal 2005, the Company's net revenues increased $141 million, or 11%, over the same period in the prior year. Of this increase, $66 million, $18 million, and $15 million are attributable to an increase in securities commissions and fees, investment banking revenue, and investment advisory fees, respectively. Net interest revenue increased $28 million or 44%. Net income increased $9.4 million, or 10%, to $106 million, or $1.41 per diluted share.

Segments

The following tables present the revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Nine Months Ended
	June 24,	June 25,	Dollar	Percentage
	2005	2004	Change	Change
Revenues:
Private Client Group	$1,019,478	$925,728	$93,750	10%
Capital Markets	326,817	294,004	32,813	11%
Asset Management	125,661	109,137	16,524	15%
RJBank	31,046	20,554	10,492	51%
Other	60,064	18,145	41,919	231%
Total	$1,563,066	$1,367,568	$195,498	14%

	Nine Months Ended
	June 24,	June 25,	Dollar	Percentage
	2005	2004	Change	Change
Pre-tax Income:
Private Client Group	$81,634	$90,122	$(8,488)	(9%)
Capital Markets	45,482	37,822	7,660	20%
Asset Management	29,107	21,385	7,722	36%
RJBank	9,457	7,038	2,419	34%
Other	8,730	(2,790)	11,520	413%
Total	$174,410	$153,577	$20,833	14%

On a year-to-date basis the segments have experienced results similar to the quarter-to-date results. For the Private Client Group, revenues increased due to increased interest revenue and the more productive sales force, which produced an increase in commission revenues. These increases did not translate into increased pre-tax income due to increases in legal reserves. The Capital Markets segment’s results were driven by both equity commissions, which were up due to the general performance of the equity markets, and investment banking revenues, which were up due to increased M&A fees and increased underwriting fees as a result of an increase in the number of lead managed deals from eight in the nine months ended June 25, 2004 to seventeen in the nine months ended June 24, 2005. Revenues and pre-tax income for the Asset Management segment increased $16 million and $8 million, respectively, due to the 18% increase in assets under management.

Interest rates had a significant impact on both RJBank and the Other segment. Net revenues and pre-tax net income for RJBank increased $3.0 million and $2.4 million, respectively. The Other segment revenues increased $42 million, yielding a $12 million increase in pre-tax income.

Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended June 24, 2005 was approximately $259 million. Cash was primarily provided by earnings and increased client payable balances. This was partially offset by an increase in receivables due from clients, an increase in securities inventory levels, and a decrease in trade and other payables.

Investing activities provided $4.9 million in cash, which is primarily due to the maturation and repayments of mortgage-backed securities and the sales of available for sale securities, purchases of available for sale securities and capital expenditures. In conjunction with the Company's decision to expand its Detroit operations, Raymond James & Associates purchased an 84,000 square foot building on March 10, 2005 in Southfield, Michigan for $5.8 Million. Additionally, the Company expects to incur approximately $5 million in operational expansion costs over the next two years, including build-out and equipment (primarily additional computer hardware). These amounts are based on current estimates. Actual expenditures may be higher than these estimates.

Financing activities provided $4.8 million, the net result of the payment of cash dividends, the net proceeds from borrowings, and net cash provided from the exercise of stock options and employee stock purchases.

At June 24, 2005 and September 24, 2004 the Company had loans payable of approximately $141.8 million and $136.3 million, respectively. The balance at June 24, 2005 is comprised primarily of a $70.5 million mortgage on its home-office complex, $70 million in Federal Home Loan Bank advances (used to fund operations at RJBank), and various short-term borrowings totaling $1.3 million.

As of June 24, 2005, consistent with year-end, the Company's liabilities are comprised primarily of client payables of $4.5 billion at the broker-dealer subsidiaries and RJBank, as well as deposits held on stock loaned transactions of $1.2 billion. The Company primarily acts as an intermediary in stock borrowed/loan transactions. As a result, the liability associated with the stock loaned transactions is offset by the $1.1 billion receivable related to the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $3.1 billion in cash and cash equivalents segregated pursuant to federal regulations. The Company also has client receivables of $2.2 billion.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations should provide adequate funds for continuing operations.

As of June 24, 2005 both of the Company's domestic broker-dealer subsidiaries well exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action. There have been no significant changes in circumstances since year-end that have affected the capital of either the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

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

In addition to the mortgage loan and advances from the Federal Home Loan Bank, the Company and its subsidiaries have several lines of credit denominated in U.S. dollars and one line of credit denominated in Canadian dollars, with aggregate available balances of $560 million and CDN$40 million (US$32.5 million), respectively. At June 24, 2005, the Company was in compliance with all covenants of the lines of credit and its mortgage loan, with no outstanding balances on these lines of credit.

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

	June 24, 2005
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)

Cash trading instruments	$388,832	$143,088
Derivative contracts	57,672	49,796
Available for sale securities	184,243	-
Total	$630,747	$192,884

When available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations to derive the fair value of the instruments. For investments in illiquid, privately held or other securities that do not have readily determinable fair values, the Company uses estimated fair values as determined by management. Fair value for derivative contracts are obtained from pricing models that consider current market and contractual prices for the underlying financial instruments, as well as time value and yield curve or volatility factors underlying the positions. The following table presents the carrying value of cash trading, available for sale securities, and derivative contracts for which fair value is measured based on quoted prices or other independent sources versus those for which fair value is determined by management:

	June 24, 2005
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)
Fair value based on quoted prices and independent sources	$478,207	$143,088
Fair value determined by Management	152,540	49,796
Total	$630,747	$192,884

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

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of June 24, 2005, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Reserves

The Company records reserves related to legal proceedings in "trade and other payables". Such reserves are established and maintained in accordance with SFAS No. 5, "Accounting for Contingencies", and Financial Interpretation No. 14. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and possible validity of the claim; the possibility of wrongdoing on the part of an associate of the Company; likely insurance coverage; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each quarterly period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may prove to be incorrect, which could materially affect results in the period the expenses are ultimately determined.

The Company also records reserves or allowances for doubtful accounts related to client margin receivables and loans. Client margin receivables at the broker-dealers are generally collateralized by securities owned by the brokerage clients. Therefore, when a receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations.

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan.” The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each class include trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; and past loss history. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At June 30, 2005, the amortized cost of all RJBank loans was $900 million and an allowance for loan losses of $8.3 million was recorded against that balance as a contra asset. An additional allowance of $1.1 million was recorded for off-balance sheet loan instruments and is included in trade and other payables. The allowance for loan losses was 0.92% of the amortized cost of the loan portfolio, and was 1.04% when the allowance for off-balance sheet instruments is included. The combined allowance as a percent of the on-balance sheet loan portfolio has not changed significantly since September 24, 2004.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for a general allowance for loan losses on such receivables based on historical collection experience. Additionally, the Company provides for a specific reserve on these receivables if a Financial Advisor is no longer associated with the Company and it is determined that it is probable the amount will not be collected. At June 24, 2005 the receivable from Financial Advisors was approximately $52.7 million, which is net of an allowance of $8.6 million for estimated uncollectibility.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations. The Company's broker-dealer subsidiaries trade tax exempt and taxable debt obligations and act as an active market maker in approximately 270 over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

The following table represents the carrying value of trading inventories associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities.

	June 24, 2005		September 24, 2004
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased

	(in 000's)
Marketable:
Municipal	$219,971	$291	$192,099	$-
Corporate	41,918	561	26,216	3,522
Government	30,891	70,489	43,518	55,082
Agency	63,203	32,819	8,817	10,991
Total debt securities	355,983	104,160	270,650	69,595

Derivative contracts	57,672	49,796	14,567	8,926
Equity & other securities	32,849	38,928	44,644	43,760
Total	$446,504	$192,884	$329,861	$122,281

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the use of limits. As of June 24, 2005, the absolute fixed income and equity inventory limits were $1,382,000,000 and $76,550,000, respectively. The Company's trading activities were well within these limits at June 24, 2005. Additionally, for its derivative activities, primarily interest rate swaps, the company has established a limit structure that is based on factors such as interest rate risk and spread exposure. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivative instruments, a daily report is reviewed by fixed income senior management and risk management that analyzes the portfolio against established limits for potential impact of changes in interest rates and other key measures of exposure.

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

RJBank Financial Instruments with Market Risk (as described above, in 000's):
	June 30, 2005	September 24, 2004

Mortgage-backed securities	$7,404	$9,121
Municipal obligations	20	41
Loans receivable, net	562,378	420,744
Total assets with market risk	$569,802	$429,906

Certificates of deposit	$208,722	$140,980
Federal Home Loan Bank advances	70,000	60,000
Interest rate swaps	196	1,299
Total liabilities with market risk	$278,918	$202,279

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

The following table sets forth the high, low and average VaR for the Company's overall portfolio during the quarter ended June 24, 2005, with the corresponding dollar value of the Company's portfolio:

	Highest Daily VaR	Lowest Daily VaR	Daily Averages
VaR	$1,919,000	$931,000	$1,216,000
Portfolio value (net)	$167,655,000	$173,399,000	$213,267,000
VaR as a percent of portfolio value	1.14%	0.54%	0.60%

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 9.86% in the first year after the rate jump, whereas a downward shift of the same magnitude would decrease RJBank's net interest income by 0.29%. These sensitivity figures are based on positions as of June 30, 2005, and are subject to certain simplifying assumptions, including that management takes no corrective action. The outcome is affected by higher pre-payment expectations if rates fall.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 24 traders. The average aggregate inventory held for proprietary trading during the quarter-ended June 30, 2005 was CDN$6,584,240. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

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

As previously reported, on September 30, 2004 the SEC instituted an administrative proceeding against Raymond James Financial Services, Inc. (“RJFS”) alleging fraud and failure to supervise a former financial advisor in the RJFS Cranston, Rhode Island office. The Company believes that the testimony and documentary exhibits introduced at the hearing do not support the sanctions requested by the Division. The Company has made provision in its financial statements for its estimate of the reasonable exposure it may face in the event of an adverse ruling, in an amount substantially less than the amount sought by the Division. The Administrative Law Judge is scheduled to issue an initial decision by September 15, 2005; both RJFS and the Division of Enforcement have a right to appeal the initial decision to the full Commission for review.

As previously reported, the Company and RJFS are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. The lawsuits are pending in various courts, and several cases that had been removed to federal court were remanded to state court, and the plaintiffs are seeking reconsideration of that decision. In July 2005, RJFS paid approximately $24 million in a settlement with approximately 380 claimants in this litigation, representing approximately 2/3 of the outstanding claims. The Company estimates that the value of the claims resolved also represents approximately 2/3 of the value of the total claims and has made adjustments to its litigation reserves to give effect to the estimated impact of the settlement. Several of the arbitration claims relating to this matter had been previously settled by RJFS for amounts consistent with its evaluation of those claims.

RJFS has been named in a NASD arbitration styled Adamczewski, et al. v. Donna Vogt and Raymond James Financial Services, Inc., Case Number 04-0224. The arbitration involves approximately 36 family groups with 125 separate brokerage accounts. The primary claims concern the suitability of certain investments recommended by former RJFS financial advisor Donna Vogt. The net out-of-pocket losses of the combined accounts amount to approximately $6.5 million. The company is contesting these allegations.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 3, 2005	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer