Form 10-K
period 2005-09-30
RAYMOND JAMES FINANCIAL INC
filed 2005-12-14
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of March 24, 2005 was $1,837,327,615.

The number of shares outstanding of the registrant’s common stock as of December 7, 2005 was 75,010,844.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 16, 2006 are incorporated by reference into Part III.

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

PRINCIPAL SUBSIDIARIES

RJF's largest subsidiary, RJA, is the largest full service brokerage and investment firm headquartered in the state of Florida and one of the larger retail brokerage firms in North America. RJA is a self-clearing broker-dealer engaged in most aspects of securities distribution, trading, investment banking and asset management. RJA also offers financial planning services for individuals and provides clearing services for RJFS, other affiliated entities and several unaffiliated broker-dealers. RJA is a member of the New York Stock Exchange (“NYSE”), American Stock Exchange, and most regional exchanges in the U.S. It is also a member of the National Association of Securities Dealers (“NASD”) and Securities Investors Protection Corporation (“SIPC”).

RJFS is an independent contractor broker-dealer subsidiary, and one of the largest independent contractor firms in the United States. Financial Advisors affiliated with RJFS may offer their clients all products and services offered by RJA. RJFS also has four institutional sales offices in Europe. RJFS is a member of the NASD and SIPC, but not of any exchange, as it clears all of its business on a fully disclosed basis through RJA.

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

BUSINESS SEGMENTS

The Company's business has seven segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and certain investments combined in the "Other" segment. Financial information concerning RJF for each of the fiscal years ended September 30, 2005, September 24, 2004 and September 26, 2003 is included in the consolidated financial statements and notes thereto. Such information is hereby incorporated by reference.

PRIVATE CLIENT GROUP

The Company provides securities transaction and financial planning services to approximately 1.3 million client accounts through the branch office systems of RJA, RJFS, RJ Ltd., and Raymond James Investment Services (“RJIS"), an independent contractor subsidiary in the United Kingdom. The Company's Financial Advisors offer a broad range of investments and services, including both third party and proprietary products, and a range of financial planning services. In most cases, the Company charges commissions for sales of investment products to its Private Client Group clients based on an established commission schedule. Varying discounts may be given, generally based upon the client's level of business, the trade size, service level provided, and other relevant factors. An increasing number of clients are electing asset-based fee alternatives instead of the traditional commission structure; in fiscal year 2005 asset-based fees from such accounts represented 27% of the Private Client Group's commission and fees.

The majority of the Company’s U.S. Financial Advisors are also licensed to sell insurance and annuity products through its general insurance agency, Planning Corporation of America (“PCA”), a wholly-owned subsidiary of RJA. Through the Financial Advisors of the Company's broker-dealer subsidiaries, PCA provides product and marketing support for a broad range of insurance products, principally fixed and variable annuities, life insurance, disability insurance and long-term care coverage.

The Company's Financial Advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load funds. RJA maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker-dealers, including funds managed by Heritage. Commissions on such sales generally range from 0% to 5.75% of the dollar value of the transaction. Sales compensation structures typically include front-end charges, “back-end” or contingent deferred sales charges, and an annual charge in the form of a fund expense.

No single client accounts for a material percentage of this segment's total business.

Private Client Group Securities Commission and Fees
For the Fiscal Years Ended:

	Sept. 30,	% of	Sept. 24,	% of	Sept. 26,	% of
	2005	Total	2004	Total	2003	Total
	($ in 000's)

Listed equity	$ 178,148	16%	$ 154,374	15%	$ 126,410	16%
OTC equities	55,946	5%	68,223	7%	46,099	6%
Fixed income *	41,596	3%	49,075	5%	53,834	6%
Mutual funds	257,026	23%	228,001	22%	179,119	22%
Fee based accounts	307,684	27%	251,967	25%	170,625	21%
Insurance and annuity products	222,657	20%	212,747	21%	191,283	24%
New issue sales credits	69,234	6%	51,614	5%	39,539	5%
Total Private Client Group commissions and fees	$1,132,291	100%	$1,016,001	100%	$ 806,909	100%

* Fixed income products include municipal, corporate, government agency and mortgage-backed bonds, preferred stocks, certificates of deposit, and unit investment trusts.

Raymond James & Associates

RJA employs 951 Financial Advisors in 131 retail branch offices concentrated in the Southern, Midwest and Mid-Atlantic regions of the United States. RJA's Financial Advisors work in a traditional branch setting supported by local management and administrative staffs. The number of Financial Advisors per office ranges from one to 32.

Raymond James Financial Services

RJFS supports 3,464 independent contractor Financial Advisors in providing products and services to their Private Client Group clients in 1,514 offices and 586 satellite offices throughout all 50 states. The number of Financial Advisors in RJFS offices ranges from one to 30. Independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions and fees. They are permitted to conduct other businesses unrelated to their RJFS activities such as offering fixed insurance products, independent registered investment advisory services, and accounting and tax services, among others.

Through its Financial Institutions Division, RJFS offers securities to customers of financial institutions such as banks, thrifts and credit unions and has 500 Financial Advisors in 419 locations. RJFS also provides custodial, trading and other support services to unaffiliated independent investment advisors through its Investment Advisor Division.

Raymond James Ltd.

RJ Ltd. is a self-clearing broker-dealer with its own operations and information processing personnel. RJ Ltd. has 54 private client branches with 175 employee Financial Advisors and 104 independent contractor Financial Advisors, all located in Canada.

Raymond James Investment Services Limited

The Company is a 75% shareholder of RJIS. This entity operates an independent contractor network in the United Kingdom, and currently has 31 branch locations and 65 Financial Advisors.

RJA - Operations

RJA's operations personnel are responsible for the execution of orders, processing of securities transactions, custody of client securities, receipt, identification and delivery of funds and securities, compliance with certain regulatory and legal requirements, internal financial accounting and controls and general office administration for most of the Company's securities brokerage operations. At September 30, 2005, RJA employed 806 persons in its operations areas who provide services primarily to the Private Client Group, but also support the Company's other segments.

The Company's businesses are supported by, and are dependent upon, an extensive system of electronic data processing. These computer systems are largely developed and maintained by the 725 employees in the Company’s information technology department, most of whom are located in St. Petersburg.

The Company has developed a business continuity plan that is designed to permit continued operation of critical business functions in the event of disruptions to the St. Petersburg facility; all mission critical business departments have developed operational plans for such disruptions, and the Company has a staff who devote their full time to monitoring and facilitating those plans. In that connection, the Company maintains redundant computer capacity supporting mission critical functions at its Michigan location, and conducts some of its daily operational activities from that site. Systems have been designed so that the Company can transfer all mission critical processing activities to Michigan, and personnel have been identified who are assigned responsibility for this role, including some personnel who will be required for a limited period of time to relocate to Michigan to carry out these activities if necessary.

The Company's operations were not adversely affected by the series of hurricanes that Florida experienced during 2005. However, the Company continues to enhance certain aspects of its business continuity plan to deal with the possible impact of future hurricanes by expanding its operational and processing capabilities in Michigan. Present plans are to complete this process over the next two years.

Clients' transactions in securities are effected on either a cash or margin basis. In margin transactions, the client pays a portion of the purchase price, and RJA makes a loan to the client for the balance, collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed to finance margin transactions. The financing of margin purchases is an important source of revenue to RJA, since the interest rate paid by the client on funds loaned by RJA exceeds RJA's cost of short-term funds. The interest rate charged to a client on a margin loan is based on current interest rates and on the size of the loan balance in the client's account.

Typically, broker-dealers utilize bank borrowings and equity capital as the primary sources of funds to finance clients' margin account borrowings. RJA's primary source of funds to finance clients' margin account balances has been cash balances in brokerage clients' accounts (Client Interest Program), which are funds awaiting investment. In addition, pursuant to written agreements with clients, broker-dealers are permitted by the Securities and Exchange Commission (“SEC”) and NYSE rules to lend client securities in margin accounts to other financial institutions. SEC regulations, however, restrict the use of clients' funds derived from pledging and lending clients' securities, as well as funds awaiting investment, to the financing of margin account balances; to the extent not so used, such funds are required to be deposited in a special segregated account for the benefit of clients. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients' fully paid and excess margin securities.

CAPITAL MARKETS

Capital Markets activities primarily consist of equity and fixed income products and services. No single client accounts for a material percentage of this segment's total business.

Institutional Sales

Institutional sales commissions account for a significant portion of this segment's revenue, which is fueled by a combination of general market activity and the Capital Markets group’s ability to identify attractive investment opportunities and promote those opportunities. The Company's institutional clients are serviced by the RJA and RJ Ltd. Institutional Equity Departments, the RJA Fixed Income Department, the European offices of RJFS, and Raymond James Financial International Ltd, an institutional UK broker-dealer located in London. In providing securities brokerage services to its institutional clients, the Company charges its commissions on equity transactions based on trade size and the amount of business conducted annually with each institution. Fixed income commissions are based on trade size and the characteristics of the specific security involved.

Capital Markets Commissions
For the Fiscal Years Ended:

	Sept. 30,	% of	Sept. 24,	% of	Sept. 26,	% of
	2005	Total	2004	Total	2003	Total
	($ in 000's)

Equity	$ 193,001	74%	$ 173,594	69%	$ 95,926	48%
Fixed Income	66,431	26%	77,972	31%	102,832	52%

Total commissions	$ 259,432	100%	$ 251,566	100%	$198,758	100%

The 92 domestic and overseas professionals in RJA's Institutional Equity Sales and Sales Trading Departments maintain relationships with over 1,800 institutional clients, principally in North America and Europe. In addition to the Company's headquarters in St. Petersburg, FL, RJA has institutional equity sales offices in New York City, Boston, Chicago, Los Angeles, London and Geneva. RJ Ltd. has 28 institutional equity sales and trading professionals servicing predominantly Canadian institutional investors from offices in Montreal, Toronto and Vancouver. RJFS has institutional equity sales offices in Brussels, Dusseldorf, Luxembourg and Paris. European offices also provide services to high net worth clients.

RJA distributes to its institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. RJA carries inventory positions of taxable and tax-exempt securities in both the primary and secondary markets to facilitate its institutional sales activities. In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York City, Chicago and 17 other cities throughout the United States. To assist institutional clients, the Fixed Income Research Group provides portfolio strategy analysis and municipal bond research.

Equity Research Department

The 42 domestic senior analysts in RJA's research department support the Company's institutional and retail sales efforts and publish research on approximately 600 companies. This research primarily focuses on U.S. companies in specific industries including Technology, Telecommunications, Consumer, Financial Services, Business Services, Healthcare, Real Estate, Energy and Industrial Growth. Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients. RJ Ltd. has an additional 18 analysts who publish research on approximately 200 companies primarily focused in the Energy, Energy Services, Mining, Forest Products, Biotechnology, Technology, Consumer and Industrial Products, REIT and Income Trust sectors.

Equity Trading

Trading equity securities in the over-the-counter ("OTC") market involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. RJA makes markets in approximately 265 common stocks in the OTC market. Similar to the equity research department, this operation serves to support both the Company's institutional and Private Client Group sales efforts.

Equity Investment Banking

The 64 professionals of RJA's Investment Banking Group, located primarily in St. Petersburg with additional offices in Atlanta, New York City, Nashville, Chicago, Princeton, Palo Alto, Dallas, and Houston, are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. RJ Ltd.'s Investment Banking Group consists of 20 professionals located in Calgary, Toronto and Vancouver providing equity financing and financial advisory services to corporate clients. The Company's investment banking activities focus on the same industries as those followed by the Equity Research department.

Syndicate Department

The Syndicate Department coordinates the marketing, distribution, pricing and stabilization of RJA's lead and co-managed equity underwritings. In addition to RJA's managed and co-managed offerings, this department coordinates the firm's syndicate and selling group activities in transactions managed by other investment banking firms.

Fixed Income Trading

RJA trades both taxable and tax-exempt fixed income products. The 29 taxable and 30 tax-exempt RJA fixed income traders purchase and sell corporate (including high yield), municipal, government, government agency, and mortgage-backed bonds, asset backed securities, preferred stock and certificates of deposit from/to clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as an agent for their clients. RJA enters into future commitments such as forward contracts and “to be announced” securities (e.g. securities having a stated coupon and original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). In addition, a subsidiary of RJF participates in the interest rate swaps market as a principal, both for economically hedging RJA fixed income inventory and in transactions with customers.

Fixed Income Investment Banking

Fixed income investment banking includes debt underwriting and public finance activities. The 33 professionals in the RJA Public Finance division operate out of 6 offices (located in St. Petersburg, Birmingham, New York City, Chicago, Atlanta, and San Antonio). The Company acts as a Financial Advisor or underwriter to various municipal agencies or political subdivisions, housing developers and non-profit health care institutions.

RJA acts as an underwriter or selling group member for corporate bonds, mortgage-backed securities, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJA agrees to purchase the issue through a negotiated sale or submits a competitive bid.

Partnership Syndication Activities

Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the general partner or managing member in a number of limited partnerships and limited liability companies which invest in multi-family real estate entities that qualify for tax credits under Section 42 of the Internal Revenue Code.  RJTCF has been an active participant in the tax credit program since its inception in 1986, and currently focuses on tax credit funds for institutional investors that invest in a portfolio of tax credit eligible multi-family apartments.  The expected return on investment from these funds for investors are primarily derived from tax credits and tax losses that investors can use to reduce their federal tax liability. During fiscal 2005, RJTCF invested over $250 million for large institutional investors in 93 real estate transactions for properties located throughout the United States. From inception, RJTCF has raised over $1 billion in equity and has sponsored 35 tax credit funds, with investments in 985 tax credit apartment properties in 42 states.

ASSET MANAGEMENT

The Company's asset management segment includes proprietary asset management operations, internally sponsored mutual funds, several small proprietary hedge funds, non-affiliated private account portfolio management alternatives, and other fee based programs. No single client accounts for a material percentage of this segment's total business.

Eagle Asset Management, Inc.

Eagle is a registered investment advisor with approximately $11.5 billion under management at September 30, 2005, including approximately $1.5 billion for the Heritage Family of Mutual Funds. Eagle offers a variety of equity and fixed income objectives managed by six portfolio management teams. Eagle's clients include individuals, pension and profit sharing plans, retirement funds, foundations, endowments, variable annuities and mutual fund portfolios. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages approximately $6.8 billion for institutional clients, including funds managed for Heritage, and approximately $4.7 billion for private client accounts.

Eagle's investment management fee generally ranges from .30% to 1.0% of asset balances per year depending upon the size and investment objective of the account.

Heritage Asset Management, Inc.

Heritage serves as investment advisor to the Heritage Family of Mutual Funds. Heritage also serves as transfer agent for all of the funds and as fund accountant for all Heritage funds except the International Equity Fund. Heritage internally manages the largest of its portfolios, the Heritage Cash Trust-Taxable Money Market Fund, which has $5.1 billion in assets, and also the Intermediate Government Fund. Portfolio management services for the Diversified Growth Fund, Growth Equity Fund, Core Equity Fund and the Mid-Cap Stock Fund are subadvised by Eagle. Portfolio management for the Small Cap Stock Fund is subadvised by both Eagle and the Company's Awad Asset Management subsidiary (“Awad”). Unaffiliated advisors are employed for the Municipal Money Market Fund, Capital Appreciation Trust, High Yield Bond Fund, Growth and Income Fund, Value Equity Fund, and the International Equity Fund.

Heritage also serves as an advisor to RJBank to make recommendations and monitor the Bank's investment portfolio of mortgage-backed securities.

Total assets under management at September 30, 2005 were $8.6 billion, of which approximately $6.1 billion were money market funds.

Awad Asset Management, Inc.

Awad is a registered investment advisor that primarily manages small cap equity portfolios. At September 30, 2005 Awad had approximately $1.2 billion under management, including approximately $180 million of the Heritage Small Cap Stock Fund. Awad's clients include individuals, pension and profit sharing plans, retirement funds, foundations, endowments, and mutual fund portfolios. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Management fees generally range from .30% to 1.0% of asset balances annually depending upon the size and investment objective of the account.

RJA - Asset Management Services

RJA's Asset Management Services (“AMS”) Department manages several investment advisory programs. The primary advisory services offered are the Raymond James Consulting Services, which offers a variety of both affiliated and non-affiliated advisors, and the Eagle High Net Worth programs. Both programs maintain an approved list of investment managers, provide asset allocation model portfolios, establish custodial facilities, monitor performance of client accounts, provide clients with accounting and other administrative services, and assist investment managers with certain trading management activities. AMS earns fees generally ranging from 0.40% to 0.85% of asset balances per annum, a portion of which is paid to the investment managers who direct the investment of the clients' accounts. In addition, AMS also offers the Freedom program, where an investment committee within AMS manages portfolios of mutual funds on a discretionary basis. At September 30, 2005, these three programs had approximately $9.1 billion in assets under management through agreements with 32 independent investment advisors, Eagle and Awad.

Additional advisory programs offered through AMS are Passport, Ambassador, Opportunity, and the Managed Investment Program. For these accounts, advisory services are provided by the Financial Advisors with AMS providing quarterly performance reporting and other accounting and administrative services. Fees are based on the individual account size and are also dependent on the type of securities in the accounts. As of September 30, 2005, these programs had approximately $13.8 billion in assets.

In addition to the foregoing programs, AMS also administers fee-based programs for clients who have contracted for portfolio management services from nonaffiliated investment advisors that are not part of the Raymond James Consulting Services program.

RJFS - Asset Management Services

RJFS offers a fee based program similar to Passport called IMPAC. As of September 30, 2005, IMPAC had $7.1 billion in assets serviced by RJFS Financial Advisors.

Raymond James Trust Company
Raymond James Trust Company West

Raymond James Trust Company and Raymond James Trust Company West provide personal trust services primarily to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is often subcontracted to the asset management operations of the Company. These two subsidiaries had a combined total of approximately $1.1 billion in client assets at September 30, 2005, including $37 million in the donor-advised charity known as the Raymond James Charitable Endowment Fund.

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

RAYMOND JAMES BANK, FSB

RJBank is a federally chartered savings bank, regulated by the Office of Thrift Supervision, which provides residential, consumer and commercial loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public. RJBank also purchases residential whole loan packages and is active in bank participations and corporate loan syndications. RJBank generates revenue principally through the interest income earned on the transactions noted above, offset by the interest expense it incurs on client deposits and on its borrowings.

RJBank operates from a single branch location adjacent to the Company’s headquarters complex in St. Petersburg, Florida. Access to RJBank's products and services is available nationwide through the offices of its affiliated broker-dealer firms as well as through convenient telephonic and electronic banking services. As of September 30, 2005, RJBank had total assets of $1.3 billion, with 78% of the bank's $1.1 billion in deposits representing cash balances from fee based ERISA and IRA accounts carried by RJA, most of which are managed by Eagle and RJA - Asset Management Services. Other than the foregoing, no single client accounts for a material percentage of the segment's total business.

EMERGING MARKETS

Raymond James International Holdings, Inc. (“RJIH”) currently has invested approximately $5.8 million in joint ventures in Argentina, India, Turkey, and Uruguay. These joint ventures operate in securities brokerage, investment banking and asset management. In addition, RJIH owns Raymond James Global Securities, Inc. (“RJGS”), a broker-dealer which clears business predominantly for Latin American entities. RJGS is incorporated in the British Virgin Islands and utilizes the correspondent clearing services of RJA. No single client accounts for a material percentage of this segment's total business.

STOCK LOAN/BORROW

This activity involves the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary. The borrower of the securities puts up a cash deposit, commonly 102% of the market value of the securities, on which interest is earned. Accordingly, the lender receives cash and pays interest. These cash deposits are adjusted daily to reflect changes in current market value. The net revenues of this operation are the interest spreads generated. No single client accounts for a material percentage of this segment's total business.

OTHER

This segment includes various investment activities of Raymond James Financial, Inc.

COMPETITION

The Company is engaged in intensely competitive businesses. The Company competes with many larger, better capitalized providers of financial services, including other securities firms, some of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. The Company also competes with a number of firms offering on-line financial services and discount brokerage services, usually with lower levels of service, to individual clients. The Company competes principally on the basis of quality of its associates, service, product selection, location and reputation in local markets.

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

The financial services industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. RJA and RJFS are currently registered as broker-dealers in all 50 states. In addition, financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Various Company affiliates have offices in France, the United Kingdom, Germany, Switzerland, Belgium, Luxemburg, Turkey, Argentina, India, British Virgin Islands, Canada and Uruguay.

Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SROs"), principally the NASD, the NYSE and other securities exchanges. These SROs adopt and amend rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker-dealers.

The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in 13 provinces and territorial jurisdictions and are charged with the administration of securities laws. RJ Ltd. is currently registered in all Canadian jurisdictions. Securities dealers in Canada are also subject to regulation by SROs which are responsible for the enforcement of and conformity with securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members. RJ Ltd. is regulated by the Securities Commissions in the jurisdictions of registration as well as by the SROs, the IDA and Market Regulation Services Inc.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including:

•	sales methods
•	trading practices
•	uses and safekeeping of clients' funds and securities
•	capital structure and financial soundness
•	record keeping
•	the conduct of directors, officers and employees
•	internal controls
•	insurance requirements

The SEC, SROs and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.

The Company's U.S. broker-dealer subsidiaries are required by federal law to belong to SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. As a result of adequate fund levels, each of the Company's two domestic broker-dealer subsidiaries was required to pay only the minimum annual assessment of $150 in fiscal 2005. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. In December 2003, RJA joined with other major U.S. securities brokerage firms to form Customer Asset Protection Company (“CAPCO”), a licensed Vermont insurance company, to provide excess SIPC coverage. CAPCO provides account protection for the total net equity of client accounts of participating firms with no aggregate limit. CAPCO has received a financial strength rating of A+ from Standard and Poor’s. These coverages do not protect against market fluctuations.

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

See Note 18 of the Notes to Consolidated Financial Statements for further information on SEC and IDA regulations pertaining to broker-dealer regulatory minimum net capital requirements.

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

RJBank is subject to various regulatory capital requirements established by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on RJBank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets (as defined in the regulations). See Note 18 of the Notes to the Consolidated Financial Statements for further information and capital analysis.

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

Under Section 404 of the Sarbanes-Oxley Act, the Company is required to complete an assessment of its internal controls over financial reporting and to obtain reports from its independent auditors regarding their opinion of management's assessment of internal controls and their independent opinion regarding the Company's internal control over financial reporting. This requirement imposes additional costs on the Company, reflecting internal staff and management time, as well as additional audit fees and fees for outside service providers and consultants.

On September 27, 2005, the State of Utah filed a petition for Order of Censure, Suspension of License and Imposition of Fine against the Company related to the alleged failure to supervise a former Financial Advisor. The Utah Securities Division asked the Division Director to enter an order censuring the Company, suspending its license in Utah for 30 days, ordering a fine of $100,000 and requiring the engagement of an independent consultant to review its supervisory structure and procedures. The Company is contesting these allegations.

As previously reported, on September 30, 2004 the SEC instituted an administrative proceeding against RJFS alleging fraud and failure to supervise a former Financial Advisor in the RJFS Cranston, Rhode Island office. The Administrative Law Judge issued an initial decision in September 2005 finding that RJFS failed to supervise and that it was liable for the fraud committed by its former Financial Advisor, and ordered RJFS to disgorge $5,866 and pay a civil penalty of $6.9 million. The Judge denied the SEC’s request for a cease and desist order, a consultant review and a finding that RJFS violated e-mail retention rules. The decision was confirmed by the SEC on November 21, 2005.

RISK FACTORS

Economic and Political Developments and Their Impact on Securities Markets Could Adversely Affect the Company’s Business

The Company is engaged in various financial services businesses. As such, the Company is directly affected by general economic and political conditions, changes in the rate of inflation and the related impact on securities markets, fluctuations in interest and currency rates, investor confidence, and changes in volume and price levels of the securities markets. Severe market fluctuations or weak economic conditions could reduce the Company’s trading volume and net revenues and adversely affect its profitability.

The Company Faces Intense Competition

The Company is engaged in intensely competitive businesses. See the section entitled “Competition” of Item 1 of this report for additional information about the Company’s competitors. Competitive pressures experienced by the Company could have an adverse affect on its business, results of operations, financial condition and liquidity.

Regulatory and Legal Developments Could Adversely Affect the Company’s Business

The securities industry is subject to extensive regulation and broker-dealers are subject to regulations covering all aspects of the securities business. See the section entitled “Regulation” of Item 1 of this report for additional information regarding the Company’s regulatory environment and Item 3, “Legal Proceedings”, for a discussion of the Company’s legal matters. The Company could be subject to civil liability, criminal liability, or sanctions, including revocation of its subsidiaries’ registrations as investment advisors or broker-dealers, revocation of the licenses of its Financial Advisors, censures, fines, or a temporary suspension or permanent bar from conducting business, if it violates such laws or regulations. Any such liability or sanction could have a material adverse effect on the Company’s financial condition, results of operations, and business prospects. In addition, the regulatory environment in which the Company operates frequently changes and has seen significant increased regulation in recent years. The Company may be adversely affected as a result of new or revised legislation or regulations, changes in federal, state or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations.

The Company’s Business Is Highly Dependent on Technology

The Company’s businesses rely extensively on electronic data processing and communications systems, and its continued success will depend upon its ability to successfully maintain and upgrade the capability of those systems and retain skilled employees. Failure of those systems, which could result from events beyond the Company’s control, could result in financial losses, liability to clients and damage to the Company’s reputation.

The Company’s Operations Could Be Adversely Affected By Serious Weather Conditions

The Company’s principal operations are located in St. Petersburg, Florida. During the past two years, there has been a significant increase in hurricane activity in the Gulf Coast which has directly affected other parts of Florida. While the Company has a business continuity plan that permits significant operations to be conducted from its Southfield, Michigan location (see section entitled “RJA - Operations” above), the Company’s operations could be adversely affected by hurricanes or other serious weather conditions that could affect processing of transactions and communications.

The Company’s Business is Dependent on Fees Generated from the Distribution of Financial Products

A large portion of the Company’s revenues are derived from fees generated from the distribution of financial products such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect the Company’s revenues and profits.

Other Risks

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report regarding the Company’s exposure to, and approaches to managing, market risk, interest rate risk, equity price risk, credit risk, operational risk and regulatory and legal risk.

OTHER INFORMATION MADE AVAILABLE BY THE COMPANY

The Company's internet address is www.raymondjames.com. The Company makes available, free of charge, through links to the U.S. Securities and Exchange Commission website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the Company’s proxy statements. Investors can find this information under “About Our Company - Financial Results and SEC Filings”. These reports are available through the Company’s website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Additionally, the Company makes available on its website under “About Our Company - Inside Raymond James - Corporate Governance”, a number of its corporate governance documents. These include; the Corporate Governance Principles, the charters of the Audit Committee and the Corporate Governance, Nominating and Compensation Committee of the Board of Directors, the Senior Financial Officers’ Code of Ethics and the Codes of Ethics for Employees and the Board of Directors. Printed copies of these documents will be furnished to any shareholder who requests them. The information on the Company's websites are not incorporated by reference into this report.

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, are discussed in the section entitled “Risk Factors” of Item 1 of this report. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 2. PROPERTIES

The Company's headquarters is located on approximately 55 acres within the Carillon office park in St. Petersburg, Florida. The headquarters complex currently includes four main towers which encompass a total of 884,000 square feet of office space, the Raymond James Bank building, which is a 26,000-square-foot two-story building, and two five-story parking garages. At this location, the Company has the ability to add approximately 490,000 square feet of new office space. Raymond James also has 30,000 square feet of leased space near Carillon. The Company recently relocated its Detroit, Michigan operations to a newly renovated 84,000 square foot building on 14 acres in Southfield, Michigan. The Company owns that real estate as well as a 45,000 square foot building in Detroit that previously housed those operations. The Company intends to sell the Detroit building.

The Company leases offices in various locations throughout the United States and in certain foreign countries. With the exception of a Company-owned RJA branch office building in Crystal River, FL, RJA branches are leased with various expiration dates through 2014. RJ Ltd. leases premises for main offices in Vancouver, Calgary, and Toronto and for branch offices throughout Canada. These leases have various expiration dates through 2013. RJ Ltd. does not own any land or buildings. See Note 13 to Consolidated Financial Statements for further information regarding the Company's leases.

Leases for branch offices of RJFS and of the independent contractors of RJ Ltd. and RJIS are the responsibility of the respective independent contractor registered representatives.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business.  Like others in the retail securities industry, the Company experienced a significant increase in the number of claims seeking recovery due to portfolio losses in the early 2000's. During the past two years, the number of claims has declined but are still above long-term historic levels.

As previously reported, the Company and RJFS are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. The lawsuits are pending in various courts, and several cases that had been removed to federal court were remanded to state court, and the plaintiffs are seeking reconsideration of that decision. In July 2005, RJFS paid approximately $24 million in a settlement with approximately 380 claimants in this litigation, representing approximately two-thirds of the outstanding claims. The Company estimates that the value of the claims resolved also represents approximately two-thirds of the value of the total claims and has made adjustments to its litigation reserves to give effect to the estimated impact of the settlement. Several of the arbitration claims relating to this matter had been previously settled by RJFS for amounts consistent with its evaluation of those claims.

See "Regulation" above for a description of certain regulatory proceedings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER  PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NYSE under the symbol “RJF”. At December 7, 2005 there were approximately 13,000 holders of the Company's common stock. The following table sets forth for the periods indicated the high and low trades for the common stock (as adjusted for the three-for-two stock split in March 2004).

	2005		2004
	High	Low	High	Low
First Quarter	$ 31.66	$ 23.35	$ 27.54	$ 23.83
Second Quarter	34.21	28.90	26.78	22.85
Third Quarter	31.28	25.88	26.53	23.93
Fourth Quarter	32.19	27.50	26.66	21.77

See Quarterly Financial Information in Item 8 for the amount of the quarterly dividends paid.

The Company expects to continue paying cash dividends. However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, and the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, NYSE and the IDA; and RJBank, which may be subject to restrictions by federal banking agencies. Such restrictions have never become applicable with respect to the Company's dividend payments. (See Note 18 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on RJBank and the Company's broker-dealer subsidiaries).

See Note 15 of the Notes to Consolidated Financial Statements, “Capital Transactions”, for information regarding repurchased shares of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended
	Sept. 30,		Sept. 24,	Sept. 26,	Sept. 27,	Sept. 28,
	2005		2004	2003	2002	2001 (i)
	(in 000's, except per share data)
Operating Results:

Gross revenues	$2,156,997		$1,829,776	$1,497,571	$1,517,423	$1,670,990
Net revenues	$2,039,208		$1,781,259	$1,451,960	$1,441,088	$1,442,639
Net income	$ 151,046		$ 127,575	$ 86,317	$ 79,303	$ 96,410
Net income per
Share - basic: *	$ 2.05		$ 1.74	$ 1.19	$ 1.09	$ 1.35
Net income per
Share - diluted: *	$ 2.00		$ 1.72	$ 1.17	$ 1.07	$ 1.32

Weighted average
Common shares
Outstanding - basic: *	73,478		73,395	72,824	73,011	71,495
Weighted average common and common
equivalent shares
outstanding - diluted: *	75,365		74,402	73,749	74,444	73,199

Cash dividends declared
per share *	$ .31		$ .26	$ .24	$ .24	$ .24

Financial Condition:

Total assets	$8,358,769		$7,621,846	$6,911,638	$6,040,303	$6,372,054
Long-term debt	$ 280,784	(ii)	$ 174,223	$ 167,013	$ 147,153	$ 147,879

Shareholders' equity	$1,241,823		$1,065,213	$ 924,735	$ 839,636	$ 770,876
Shares outstanding *	75,596		73,846	72,765	73,011	72,321

Equity per share
at end of period*	$ 16.43		$ 14.42	$ 12.71	$ 11.50	$ 10.66

* Gives effect to the three-for-two stock split paid on March 24, 2004.

(i)
Amounts include a $16 million reversal of a legal reserve related to the settlement of the Corporex case. Excluding this reversal, net income was $87,678 for the year and basic and diluted net income per share were $1.23 and $1.20, respectively.

(ii)
Amount includes $68.5 million in mortgage notes payables, $70.0 million in Federal Home Loan Bank advances and $142.3 million in loans payable related to real estate - owed by variable interest entities which are non-recourse to the Company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Company. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, the Company’s financial statements and accompanying notes to the financial statements.

The Company’s results continue to be highly correlated to the direction of the equity markets and are subject to volatility due to changes in interest rates, valuation of financial instruments, economic and political trends and industry competition. An environment favorable to the Company’s success is characterized by a stable political environment, low inflation, low unemployment, upward-trending financial markets, and strong business profitability which lead to investor confidence. During 2005, long term inflation expectations remained low and the Federal Reserve continued its measured and consecutive short-term interest rate increases. The Dow Jones Industrial Average, S&P 500 and NASDAQ indices rose 5%, 11% and 14%, respectively, during the fiscal year. The average monthly volume of shares traded increased 16% over the prior year on both the NYSE and NASDAQ. Corporate earnings have also been generally much stronger than expected, with earnings growth generally in double digits over the prior year. These factors had a positive impact on the levels of equity underwritings and merger and acquisition activity leading to strong results in the Capital Markets Segment. The impact of higher trading volumes and improved investor confidence is reflected in the increase in both the Private Client Group and Capital Markets securities commissions.

Results of Operations - Total Company

The Company currently operates through the following seven business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and various corporate investments and expenses combined in the "Other" segment. The Other segment previously consisted of what is now three segments: Emerging Markets, Stock Loan/Borrow, and Other. Reclassifications have been made in the segment disclosures for fiscal years 2004 and 2003 to conform to the current year presentation.

The following table presents consolidated and segment financial information for the Company for the years indicated:

	Year Ended
	September 30,	September 24,	September 26,
	2005	2004	2003
	(in 000's)
Total Company
Revenues	$ 2,156,997	$ 1,829,776	$ 1,497,571
Pretax earnings	247,971	204,121	138,275

Private Client Group
Revenues	1,397,578	1,202,368	975,666
Pretax earnings	102,245	107,122	69,926

Capital Markets
Revenues	455,151	400,787	330,966
Pretax earnings	77,333	57,910	37,532

Asset Management
Revenues	171,916	148,160	123,647
Pretax earnings	40,841	27,875	18,730

RJBank
Revenues	45,448	28,104	28,699
Pretax earnings	14,204	8,824	10,182

Emerging Markets
Revenues	38,768	27,675	25,576
Pretax earnings	5,927	4,304	992

Stock Loan/Stock Borrow
Revenues	31,876	16,372	11,970
Pretax earnings	5,962	2,135	1,484

Other
Revenues	16,260	6,310	1,047
Pretax earnings (loss)	1,459	(4,049)	(571)

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - Total Company

The Company had record results for its fiscal year ended September 30, 2005, with both total and net revenues surpassing $2 billion for the first time in the Company’s history. Net income of over $150 million was up 18% from the prior year. Driven by robust increases in investment banking revenues (41%) and net interest earnings (48% - see table below) combined with solid increases in investment advisory fees (17%) and securities commissions and fees (10%), all three of the Company’s largest segments had significantly higher revenues than in the prior year. Capital Markets and Asset Management had even more impressive increases in pretax profits (34% and 47%, respectively). Private Client Group earnings were negatively impacted by legal expenses and settlements.

Total firm net revenues increased 14%, while pre-tax, pre-minority interest profits were up 19% over the prior year. Pre-tax profits after consideration of minority interest were up 21% over the prior year.

Year ended September 24, 2004 Compared with the Year ended September 26, 2003 - Total Company

Total revenues increased 22% to a record $1.83 billion, as each of the Company’s three largest segments contributed to the growth. Net revenues rose 23%, as interest expense grew only 6%. Scattered throughout several segments, net interest earnings continue to be an important source of profits to the Company (see the table below). Significantly, the upward trend of the equity markets during most of fiscal 2004 led many individual investors to return to the market, which in turn led to a steady rise in margin debits throughout the year. These balances are the Company’s best interest spread product, as the risk is well controlled and they are funded by relatively low cost client funds awaiting investment. Margin loan growth is largely responsible for the overall 5% improvement in net interest income.

Net Interest Analysis

	Year Ended
	September 30, 2005	September 24, 2004	September 26, 2003
	($ in 000's)
Interest Revenue
Margin balances:
Average balance	$ 1,218,486	$ 1,006,007	$ 887,376
Average rate	5.6%	4.0%	4.1%
Interest revenue - margin balances	68,125	39,750	36,614

Assets segregated pursuant to federal regulations:
Average balance	2,390,174	2,288,593	2,244,959
Average rate	2.8%	1.1%	1.2%
Interest revenue - segregated assets	65,847	24,832	27,164

Stock borrowed:
Average balance	1,129,560	1,291,636	908,275
Average rate	2.4%	1.1%	1.2%
Interest revenue - stock borrowed	27,025	14,625	10,531

Raymond James Bank, FSB interest income	45,017	27,318	26,743
Other interest revenue	39,548	28,239	26,655

Total interest revenue	$ 245,562	$ 134,764	$ 127,707

Interest Expense
Client interest program:
Average balance	$ 3,228,443	$ 2,715,667	$2,667,517
Average rate	1.8%	0.4%	0.6%
Interest expense - client interest program	58,486	11,659	15,685

Stock loaned:
Average balance	1,209,181	1,387,818	954,394
Average rate	1.9%	0.9%	0.9%
Interest expense - stock loaned	22,440	12,405	8,817

Raymond James Bank, FSB interest expense	22,020	9,863	10,469
Other interest expense	14,843	14,590	10,640

Total interest expense	$ 117,789	$ 48,517	$ 45,611

Net interest income	$ 127,773	$ 86,247	$ 82,096

The dramatic increase in net interest earnings was largely rate-driven augmented by a healthy 21% increase in average margin balances. The Federal Reserve raised short-term rates by 25 basis points eight times during fiscal 2005. Rising rates contribute to the Company's net interest earnings by increasing spreads earned on cash balances of brokerage clients, at Raymond James Bank, and in the securities lending operation. Further, higher rates were earned on the portion of the Company's capital that is invested in interest-bearing instruments.

Results of Operations - Private Client Group

The following table presents consolidated financial information for the Private Client Group segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 24,	% Incr.	September 26,
	2005	(Decr.)	2004	(Decr.)	2003
	($ in 000's)
Revenues:
Securities commissions and fees	$ 1,132,291	11%	$ 1,016,001	25%	$ 811,655
Interest	140,807	97%	71,484	3%	69,507
Financial service fees	66,774	12%	59,606	14%	52,374
Other	57,706	4%	55,277	31%	42,130
Total revenue	1,397,578	16%	1,202,368	23%	975,666

Interest expense	60,796	368%	12,996	(24%)	17,025
Net revenues	1,336,782	12%	1,189,372	24%	958,641

Non-interest expenses:
Sales commissions	825,889	12%	735,194	27%	578,786
Admin & incentive comp and benefit costs	207,368	11%	187,469	16%	161,784
Communications and information processing	49,183	25%	39,387	5%	37,431
Occupancy and equipment	46,114	-	46,197	10%	41,957
Business development	41,719	11%	37,602	20%	31,447
Clearance and other	65,166	75%	37,158	(2%)	37,929
Total non-interest expenses	1,235,439	14%	1,083,007	22%	889,334
Income before taxes and minority interest	101,343	(5%)	106,365	53%	69,307
Minority interest	(902)		(757)		(619)
Pretax earnings	$ 102,245	(5%)	$ 107,122	53%	$ 69,926
Margin on net revenue	7.6%		9.0%		7.3%

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - Private Client Group

The Private Client Group's (“PCG”) results reflect an 11% increase in commission and fee revenue. Due to the continued process of upgrading the Company’s Financial Advisor population, which encompassed the termination of lower producers, the net increase in the number of Financial Advisors was only 2%. The Company’s branding campaign, which has increased the visibility of the firm name, and the promotion of the AdvisorChoice platform for Financial Advisors has helped to increase Financial Advisor interest in the Company. In particular, the employee firm (RJA) had strong recruiting results in the latter half of the year as the Company benefited from industry consolidation. Most of the increase in commission and fee revenue is attributable to the increased average production of Financial Advisors and was close to the Company's goal of a 10% increase per year. Further productivity gains may be expected, provided the market conditions remain favorable, as newly recruited Financial Advisors complete the transition of their accounts and existing Financial Advisors grow their businesses.

While average margin balances increased 21% for the fiscal year, interest revenues within PCG increased 97% as a result of rising short-term interest rates, which also led to higher than normal spreads. Accordingly, PCG net interest earnings increased 37%, and represented nearly 80% of this segment's earnings.

Commission expense grew ratably with commission and fee revenue. Increased administrative compensation costs include cost of living raises, a 6% increase in employee headcount and increased incentive compensation and benefit plan accruals related to increased corporate profitability. Communications and Information Processing expense increased as the Company continues its efforts to provide state of the art technology to its Financial Advisors. Business Development expense includes the marketing expenditures to promote the AdvisorChoice platform to prospective Financial Advisors and the Company's branding efforts - including a new television ad and increased air time. These efforts, combined with the stadium naming rights for the Tampa Bay Buccaneers football stadium, have increased the Company’s name recognition nationwide. Business Development expense also includes increased travel expenses related to recruiting efforts and increased attendance at sales and education conferences. Other expense continues to be dominated by legal expenses and settlements.

PCG margins, which were 7.6% in fiscal 2005, were negatively impacted by the losses in the early stage, independent contractor joint venture in the UK, relatively low margins in the private client group in RJ Ltd (as they grow their independent contractor division) and historically high legal costs and settlements, which has had an estimated 1.5% to 2% impact on PCG margins in each of the past two years.

Year ended September 24, 2004 Compared with the Year ended September 26, 2003 - Private Client Group

The 25% increase in PCG commission revenues was attributable to the combination of several factors. First, there was a modest net increase in Financial Advisor headcount of 118, or 2.5%, to 4,929 in the Company’s wholly-owned subsidiaries. More importantly, the process of upgrading the sales force by releasing lower producers continued in earnest. Thus, the overall composition of the sales force was improved from the prior year. Finally, there were 7½ months of strong market activity during 2004 as compared to approximately six strong months in 2003. The aforementioned improved quality of the sales force amplified the effect on revenues of the longer duration of good market conditions.

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

As is the case in all of the Company’s major businesses, there is significant operating leverage in the PCG, particularly with increases in Financial Advisor average production. Accordingly, the 24% increase in net revenues led to a surge in pretax income of 53%.

Results of Operations - Capital Markets

The following table presents consolidated financial information for the Capital Markets segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 24,	% Incr.	September 26,
	2005	(Decr.)	2004	(Decr.)	2003
	($ in 000's)
Revenues:
Institutional sales commissions:
Equity	$ 193,001	11%	$ 174,464	59%	$ 109,417
Fixed income	66,431	(14%)	77,102	(30%)	109,841
Underwriting fees	77,900	47%	53,142	66%	32,057
Mergers & acquisitions fees	42,576	94%	21,928	11%	19,676
Private placement fees	5,338	(46%)	9,958	28%	7,758
Trading profits	19,089	(7%)	20,579	22%	16,929
Raymond James Tax Credit Funds	26,630	30%	20,513	26%	16,333
Interest	20,847	45%	14,329	2%	14,034
Other	3,339	(62%)	8,772	78%	4,921
Total revenue	455,151	14%	400,787	21%	330,966

Interest expense	19,838	72%	11,543	24%	9,312
Net Revenues	435,313	12%	389,244	21%	321,654

Non-interest expenses
Sales commissions	99,223	10%	90,184	1%	89,227
Admin & incentive comp and benefit costs	197,170	11%	177,168	35%	131,713
Communications and information processing	24,071	3%	23,447	4%	22,485
Occupancy and equipment	12,563	3%	12,252	(5%)	12,837
Business development	18,995	6%	17,957	18%	15,259
Clearance and other	14,395	39%	10,345	(18%)	12,601
Total non-interest expense	366,417	11%	331,353	17%	284,122
Income before taxes and minority interest	68,896	19%	57,891	54%	37,532
Minority interest	(8,437)		(19)		-
Pretax earnings	$ 77,333	34%	$ 57,910	54%	$ 37,532

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - Capital Markets

Institutional commissions were relatively flat, with equity commissions up 11% and fixed income commissions down 14%, as trends established in the prior year continued. Although the number of managed/co-managed corporate underwritings was nearly flat, underwriting fees were up 47% as a result of an increased average deal size and a greater number of lead managed deals. Merger and acquisition fees nearly doubled from fiscal 2004. Equity Capital Markets has nine strategic business units; real estate, energy and healthcare were the strongest performers during fiscal 2005. These record investment banking results contribute significantly to the firm's profits, as incremental revenues produce a high margin.

RJTCF revenues were up 30% and contributed $5 million to the segment's pretax profits. RJTCF syndicates real estate partnerships that qualify for federal and state low income housing tax credits. During fiscal 2005, RJTCF invested over $250 million for institutional investors in 93 real estate transactions compared to $206 million in 80 deals in fiscal 2004.

Interest expense, the expense associated with carrying the fixed income trading inventory, was up due to increased interest rates. Non-interest expense was up 11% - with 83% of that increase related to compensation. The remaining expenses were relatively flat.

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

Results of Operations - Asset Management

The following table presents consolidated financial information for the Asset Management segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 24,	% Incr.	September 26,
	2005	(Decr.)	2004	(Decr.)	2003
	($ in 000's)
Revenues
Investment advisory fees	$ 151,001	17%	$ 128,696	23%	$ 105,015
Other	20,915	7%	19,464	4%	18,632
Total revenue	171,916	16%	148,160	20%	123,647

Expenses
Admin & incentive comp and benefit costs	60,318	10%	54,776	25%	43,970
Communications and information processing	14,803	4%	14,284	12%	12,721
Occupancy and equipment	4,170	19%	3,502	11%	3,150
Business development	7,331	33%	5,493	5%	5,250
Other	43,730	5%	41,575	5%	39,635
Total expenses	130,352	9%	119,630	14%	104,726
Income before taxes and minority interest	41,564	46%	28,530	51%	18,921
Minority interest	723		655		191
Pretax earnings	$ 40,841	47%	$ 27,875	49%	$ 18,730

The following table presents assets under management at the dates indicated:

	Sept. 30,	% Incr.	Sept. 24,	% Incr.	Sept. 26,
	2005	(Decr.)	2004	(Decr.)	2003
Assets Under Management:	($ in 000's)

Eagle Asset Mgmt., Inc.
Retail	$ 4,719,275	25%	$ 3,761,898	23%	$ 3,051,468
Institutional	6,823,906	34%	5,080,713	22%	4,149,000
Total Eagle	11,543,181	31%	8,842,611	23%	7,200,468

Heritage Family of Mutual Funds
Money Market	6,058,612	0%	6,071,532	(7%)	6,516,443
Other	2,534,975	28%	1,983,580	22%	1,629,363
Total Heritage	8,593,587	7%	8,055,112	(1%)	8,145,806

Raymond James Consulting Services	6,573,448	37%	4,810,935	32%	3,653,276
Awad Asset Management	1,222,199	(9%)	1,349,040	50%	901,224
Freedom Accounts	2,496,772	153%	988,010	108%	475,465

Total Assets Under Management	30,429,187	27%	24,045,708	18%	20,376,239
Less: Assets Managed for Affiliated Entities	(2,936,804)	70%	(1,728,788)	52%	(1,134,555)

Third Party Assets Under Management	$27,492,383	23%	$22,316,920	16%	$19,241,684

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - Asset Management

Investment advisory fees increased roughly 17%. Due to the billing schedules this increase does not correlate directly to the increase in average assets under management. Approximately one-half of the Company’s assets under management are billed based on beginning-of-quarter balances and slightly less than one-third are billed based on average daily balances. The remaining assets under management are predominantly billed based on end-of-quarter balances. The overall growth of managed equity programs was the aggregate result of strong net sales and market appreciation. Eagle Asset Management has several portfolio managers with strong performance records and the firm has been successful in winning a growing number of institutional accounts. Accordingly, assets managed for institutional accounts increased 34% over the prior year. Several of the same portfolio managers also manage portfolios for the Heritage Asset Management mutual fund family. Assets in these funds, excluding the money market funds, increased 28% over the prior year.

In addition to Eagle portfolio managers, the asset management division of RJA offers 30 independent investment advisors to the Company's clients through its Raymond James Consulting Services program. Assets managed within this program have increased 37% over the prior year. The Company has also seen significant growth (153%) in its managed mutual fund product (Freedom) as this concept is extremely popular with Financial Advisors and clients.

Expense growth in this segment was a modest 9%, primarily reflecting increased personnel costs related to profit-based incentive compensation and increased business development expenses related to increased travel and proposal costs. Other expense is predominantly fees paid to outside money managers. With the capacity to increase assets under management significantly in certain disciplines without significant additional costs, there is a higher degree of leverage in this segment and management has a positive outlook on its prospects, provided market conditions do not deteriorate and performance results remain strong.

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

Results of Operations - RJBank

The following table presents consolidated financial information for RJBank for the years indicated:

	For the Years Ended
	September 30,	% Incr.	September 24,	% Incr.	September 26,
	2005	(Decr.)	2004	(Decr.)	2003
	($ in 000's)
Interest income and expense
Interest income	$ 45,017	65%	$ 27,318	2%	$ 26,743
Interest expense	22,020	123%	9,863	(6%)	10,469
Net interest income	22,997	32%	17,455	7%	16,274

Other income	431	(45%)	786	(60%)	1,956
Net revenues	23,428	28%	18,241	0%	18,230

Non-interest expense
Employee compensation and benefits	5,388	15%	4,686	11%	4,237
Communications and information processing	799	5%	758	55%	488
Occupancy and equipment	478	38%	347	(18%)	422
Other	2,559	(29%)	3,626	25%	2,901
Total non-interest expense	9,224	(2%)	9,417	17%	8,048
Pretax earnings	$ 14,204	61%	$ 8,824	(13%)	$ 10,182

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - RJBank

Interest revenue and expense increased due to the combination of balance sheet growth and rising interest rates during the year. As a result, net interest income increased 32% to $23 million for fiscal 2005 vs. $17.5 million in fiscal 2004. The increase in loans receivable was predominantly in purchased residential mortgage loan pools, and therefore did not require significant increases in costs, with total non-interest expense actually declining 2%. This decrease is primarily the net impact of a decline in the provision for loan losses. The provision for loan losses is directly correlated to the net increase in loans outstanding and the mix of such loans.

RJ Bank has become, and is expected to grow into, a more significant segment within the Company during the next several years. RJF contributed an additional $80 million in equity capital to RJ Bank in fiscal 2005 allowing RJ Bank to begin to grow its asset base in preparation for offering an improved deposit alternative for certain brokerage accounts. The Company currently offers customers the option of sweeping their cash awaiting investment to the Heritage Cash Trust (the money market fund managed by Heritage Asset Management) or leaving the cash in the broker-dealer - in the Client Interest Program. RJBank anticipates offering customers a competitive option beginning in late fiscal 2006. The clients will receive an equivalent money market interest rate in the bank account and their accounts will have FDIC insurance. This program is not expected to have a significant impact on the results of operations in fiscal 2006.

Year ended September 24, 2004 Compared with the Year ended September 26, 2003 - RJBank

The improvement in net interest income was a result of further progress in loan growth as a percentage of total assets. The decline in other income reflects the slowdown of refinancing activity, which led to fewer mortgage originations and lower fees from the subsequent sales of originated fixed rate loans.

The increase in other expense encompasses a higher provision for loan losses due to the increased levels of purchased whole loan pools and outstanding commercial loan balances.

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

Results of Operations - Emerging Markets

	For the Years Ended
	September 30,	% Incr.	September 24,	% Incr.	September 26,
	2005	(Decr.)	2004	(Decr.)	2003
	($ in 000's)
Revenues
Securities commissions and fees	$ 29,309	39%	$ 21,146	(8%)	$ 23,011
Investment advisory fees	2,890	45%	1,991	-	-
Interest income	1,919	83%	1,048	1,105%	87
Trading profits	3,141	105%	1,530	456%	275
Other	1,509	(23%)	1,960	(11%)	2,203
Total revenues	38,768	40%	27,675	8%	25,576

Interest Expense	497	26%	396	2,946%	13
Net revenues	38,271	40%	27,279	7%	25,563

Non-interest expense
Compensation expense	19,758	25%	15,798	1%	15,670
Other expense	10,294	96%	5,248	(32%)	7,769
Total expense	30,052	43%	21,046	(10%)	23,439
Minority interest	2,292		1,929		1,132
Pretax earnings	$ 5,927	38%	$ 4,304	334%	$ 992

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - Emerging Markets

This segment consists of the results of the Company’s joint ventures in India, Argentina and Turkey. Commission revenues increased by $6.5 million in Turkey, while the related compensation expense increased $3.7 million.

Results of Operations - Stock Loan/Borrow

	For the Years Ended
	September 30,	% Incr.	September 24,	% Incr.	September 26,
	2005	(Decr.)	2004	(Decr.)	2003
	($ in 000's)
Interest income and expense
Interest income	$ 31,876	95%	$ 16,372	37%	$ 11,970
Interest expense	22,873	84%	12,405	41%	8,817
Net interest income	9,003	127%	3,967	26%	3,153

Other	3,041	66%	1,832	10%	1,669
Pretax earnings	$ 5,962	179%	$ 2,135	44%	$ 1,484

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - Stock Loan/Borrow

The Company’s stock borrow balances averaged $1,129,560 during fiscal year 2005 vs. $1,291,636 in fiscal 2004. As the Company’s stock loan business is predominantly a matched book business, stock loan balances were similar. Average spreads increased from .2% in fiscal 2004 to .5% in 2005 largely due to rising interest rates, resulting in a 127% increase in net interest income. The business is well leveraged, resulting in a 179% increase in pre- tax profits.

Results of Operations - Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	For the Years Ended
	September 30,	% Incr.	September 24,	% Incr.	September 26,
	2005	(Decr.)	2004	(Decr.)	2003
	($ in 000's)
Revenues
Interest income	$ 4,638	13%	$ 4,088	18%	$ 3,468
Other	11,622	423%	2,222	192%	(2,421)
Total revenues	16,260	158%	6,310	503%	1,047

Other expense	14,801	43%	10,359	540%	1,618
Pretax earnings (loss)	$ 1,459	136%	$ (4,049)	(609%)	$ (571)

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - Other

The interest revenue in this segment represents the earnings on the portion of the Company’s capital that is invested in interest-bearing instruments. The segment also includes the investment results from the private equity investments made at the corporate level, including 30 partnerships managed independently of Raymond James and two managed by Raymond James subsidiaries. Expenses are predominately executive incentive compensation expense, which increased due to improved corporate earnings.

Year ended September 24, 2004 Compared with the Year ended September 26, 2003 - Emerging Markets, Stock Loan/Borrow, and Other

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

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for customers), receivables and payables. The statement of financial condition is primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $8.4 billion at September 30, 2005 were up 10% over September 24, 2004. This increase is made up of increases in cash, receivables from brokerage and bank clients and an increase in the assets held by consolidated variable interest entities (“VIEs”) net of a decline in stock borrowed balances. The assets of the consolidated VIEs include cash, other receivables and investments in real estate partnerships. Total liabilities have increased 8% since the prior fiscal year end. This increase is made up of increased payables to brokerage and bank clients, and an increase in the loans payable of the consolidated VIEs net of the decrease in stock loaned. The gross assets and liabilities of the consolidated VIEs are expected to increase as the tax credit fund business grows and establishes additional multi-investor funds. This growth is expected to have a minimal net impact on the Company. The broker-dealer gross assets and liabilities, including stock loan/stock borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients fluctuate with the Company's business levels and overall market conditions.

Liquidity and Capital Resources

Net cash provided by operating activities during fiscal 2005 was approximately $434 million. Cash was provided by earnings and increased brokerage client cash balances. This increase in cash was offset by increased receivables from clients arising from normal cash and margin transactions and fees receivable. Cash was also impacted by investments in real estate partnerships held by variable interest entities. Since the Company’s ownership interest in these variable interest entities range from .01% to 1%, the net cash impact was offset by the change in minority interest. The remainder of the cash used is attributed to the net fluctuations in various other asset and liability accounts.

Investing activities used $323 million in cash, which is primarily due to loans originated and purchased by RJBank, the purchases of available for sale securities, and capital expenditures, net of loan repayments and the maturation and repayments of available for sale securities.

Financing activities provided $354 million, the result of an increase in deposits at RJBank and proceeds from borrowed funds related to VIEs, net of the payment of cash dividends.

The Company has loans payable consisting primarily of a $70 million mortgage on its headquarters office complex, a $1.1 million mortgage on the office of a foreign joint venture, and $70 million in Federal Home Loan Bank ("FHLB") advances at RJBank. In addition, the Company and its subsidiaries have the following lines of credit: RJF has a committed $100 million line of credit, RJA has uncommitted bank lines of credit aggregating $435 million with commercial banks, Raymond James Credit Corporation has a line of credit for $25 million, and RJ Ltd. has a CDN$40 uncommitted million line of credit. The committed RJF line of credit was increased to $200 million from $100 million on October 13, 2005. At September 30, 2005, the Company had approximately $5.3 million in outstanding loans against these lines of credit. Additionally, RJBank had $325 million in credit available from the FHLB at September 30, 2005.

The Company has committed a total of $34.9 million, in amounts ranging from $200,000 to $1.5 million, to 36 different independent venture capital or private equity partnerships. As of September 30, 2005, the Company has invested $26.8 million of that amount. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $10.7 million as of September 30, 2005.

Management has been authorized by the Board of Directors to repurchase its common stock at their discretion for general corporate purposes. There is no formal stock repurchase plan at this time. In May 2004 the Board authorized the repurchase of up to $75 million of shares. As of September 30, 2005 the unused portion of this authorization was $73.1 million.

The Company has committed to lend to or guarantee obligations of its wholly-owned subsidiary, RJ Tax Credit Funds, Inc. (“RJTCF”), of up to $90 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, that RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90-days of their acquisition, and the proceeds from the sales are used to repay RJTCF borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At September 30, 2005 guarantees outstanding to various tax credit funds totaled $1.1 million and cash funded to invest in either loans or investments in project partnerships was $40.9 million. In addition, at September 30, 2005 RJTCF is committed to additional future fundings of $6.5 million related to project partnerships that have not yet been sold to various tax credit funds.

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta and Continental). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustees for the debt holders is unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta Airlines filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company had taken a $4 million pretax charge in the prior year to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the event of a material modification to the lease or foreclosure of the aircraft by the debt holders, certain tax payments of up to approximately $8.7 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings. The Company also has an outstanding leveraged lease with Continental valued at $11.8 million as of September 30, 2005. To date, Continental remains current on its lease payments to the Company. Given the difficult economic environment for the airline industry, the Company is closely monitoring this investment for specific events or circumstances that would allow reasonable estimation of any potential impairment and accelerated tax liability.

The Company's broker-dealer subsidiaries are subject to requirements of the SEC and the IDA relating to liquidity and capital standards. The domestic broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the NYSE, is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not to exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which both RJA and RJFS have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. Both RJA and RJFS had excess capital as of September 30, 2005.

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IDA) and the Early Warning System (By-Law No. 30 of the IDA). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IDA may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IDA. The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 during fiscal 2005 or 2004.

RJBank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of September 30, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The following is a summary of the Company’s critical accounting policies. For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgments based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

“Trading securities” and “Available for sale securities” are reflected in the Consolidated Statement of Financial Condition at fair value or amounts that approximate fair value. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income, depending on the underlying purpose of the instrument. The following table presents the Company’s trading and available for sale securities segregated into cash (i.e., non-derivative) trading instruments, derivative contracts, and available for sale securities:

	September 30, 2005
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)
Cash trading instruments	$ 346,884	$ 132,107
Derivative contracts	12,795	2,488
Available for sale securities	187,549	-
Total	$ 547,228	$ 134,595

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

September 30, 2005
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
(in 000’s)
Fair value based on quoted prices and independent sources	$ 530,341	$ 132,107
Fair value determined by Management	16,887	2,488
Total	$ 547,228	$ 134,595

Derivative Contracts

Fair value for derivative contracts are obtained from pricing models that consider current market and contractual prices for the underlying financial instruments, as well as time value and yield curve or volatility factors underlying the positions.

Investment in Leveraged Leases

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta and Continental). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill its lease obligations. In the event that the airlines default on their lease commitments and the Trustees for the debt holders is unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta Airlines filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company took a $4 million pretax charge in the prior year to partially reserve for this investment. No amount of these charges represents cash expenditure; however, in the event of a material modification to the lease or foreclosure of the aircraft by the debt holders, certain tax payments of up to approximately $8.7 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings.

The Company also has an outstanding leveraged lease with Continental valued at $11.8 million as of Sept. 30, 2005. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in September 2013.

Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. Given the difficult economic environment for the airline industry, the Company is closely monitoring this investment for specific events or circumstances that would allow reasonable estimation of any potential impairment.

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

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of September 30, 2005, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Reserves

The Company recognizes liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount; if not determinable, the Company accrues at least the minimum of the range of probable loss.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each class include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At September 30, 2005, the amortized cost of all RJBank loans was $1.0 billion and an allowance for loan losses of $7.6 million was recorded against that balance. The allowance for loan losses is approximately 0.76% of the amortized cost of the loan portfolio.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for loan losses on such receivables based on historical collection experience. Additionally, the Company provides for a specific reserve on these receivables if a Financial Advisor is no longer associated with the Company and it is determined that it is probable the amount will not be collected. At September 30, 2005 the receivable from Financial Advisors was $70.1 million, which is net of an allowance of $9.2 million for estimated uncollectibility.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, or cash flows.

Effects of recently issued accounting standards

In June 2005, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” on the guidance on how general partners in a limited partnership should determine whether they control a limited partnership. This consensus is effective for general partners of all new limited partnerships formed, and for existing limited partnerships for which the partnership agreements are modified, subsequent to the date of the ratification of this consensus (June 29, 2005). The guidance in this issue is effective for existing partnerships no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company adopted this EITF for partnerships created after June 29, 2005 and is currently evaluating the potential impact of this EITF for partnerships created prior to June 29, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), "Share-Based Payment". This statement requires the recognition in an employer’s financial statements of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. In March 2005, the SEC released Staff Accounting Bulletin 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123R. In April 2005 the SEC amended the effective date of SFAS No. 123R to allow an SEC registrant to implement this statement at the beginning of its next fiscal year, beginning after June 15, 2005. The adoption of this statement will not have a material impact on the Company's consolidated financial statements given that it adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002.

In March 2004, the FASB ratified the consensus reached by the EITF in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on the guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This consensus ratified by the FASB in March 2004 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of EITF 03-1, related to determining whether an impairment is other-than-temporary and measuring the related impairment loss, has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1.” The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, "Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The Company does not believe that the impact of adopting the provisions of this EITF will be material to its consolidated financial statements.

Off Balance Sheet Arrangements

Information concerning the Company's off balance sheet arrangements are included in Note 19 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

Contractual Obligations

The Company has contractual obligations to make future payments in connection with its short and long-term debt, non-cancelable lease agreements, partnership investments, commitments to extend credit, and a naming rights agreement (see Note 13 to the Consolidated Financial Statements for further information on the Company's commitments). The following table sets forth these contractual obligations by fiscal year (in 000's):

	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$141,124	$2,604	$2,760	$7,927	$3,104	$8,291	$116,438
Variable interest entities’ loans payable(1)	144,780	2,516	28,790	12,947	13,234	12,741	74,552
Short-term debt	5,338	5,338	-	-	-	-	-
Operating leases	78,675	20,493	18,389	13,327	9,241	7,468	9,757
Investments - private equity partnerships(2)	11,400	11,400	-	-	-	-	-
Investments - foreign entities	425	425	-	-	-	-	-
Certificates of deposit	220,660	120,380	25,737	23,460	29,434	21,649	-
Commitments to extend credit - RJBank(3)	299,571	299,571	-	-	-	-	-
Commitments to real estate partnerships(4)	6,508	6,508	-	-	-	-	-
Underwriting commitments(5)	68,227	68,227	-	-	-	-	-
Naming rights for Raymond James Stadium	16,645	2,914	3,031	3,152	3,278	3,409	861
Total	$993,353	$540,376	$78,707	$60,813	$58,291	$53,558	$201,608

(1)	Loans which are non-recourse to the Company. See Notes 6 and 10 in the Notes to the Consolidated Financial Statements for additional information.
(2)
The Company has committed a total of $34.9 million, in amounts ranging from $200,000 to $1.5 million, to 36 different independent venture capital or private equity partnerships. As of September 30, 2005, the Company had invested $26.8 million of that amount. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $10.7 million as of September 30, 2005. Although the combined remaining balance of $11.4 million has been included in fiscal year 2006 above, the contributions to the partnerships may occur after that time and are dependent upon the timing of the capital calls by the general partners.

(3)	Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.
(4)    RJTCF is committed to additional future fundings related to real estate partnerships.
(5)	Transactions relating to underwriting commitments of RJ Ltd.

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

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations. The Company's broker-dealer subsidiaries trade tax exempt and taxable debt obligations and act as an active market maker in approximately 284 over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

The following table represents the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities.

	September 30, 2005		September 24, 2004
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)

Marketable:
Municipal	$ 177,984	$ 17	$ 192,099	$ -
Corporate	27,830	2,285	26,216	3,522
Government	42,009	99,465	43,518	55,082
Agency	60,445	84	8,817	10,991
Total debt securities	308,268	101,851	270,650	69,595

Derivative contracts	12,795	2,488	14,567	8,926
Equity securities	32,237	30,256	33,910	32,950
Other securities	6,379	-	10,734	-
Total	$359,679	$134,595	$329,861	$111,471

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk based limits; limits are established both for categories of securities (e.g., OTC equities, high yield securities, municipal bonds) and for individual traders. As of September 30, 2005, the absolute fixed income and equity inventory limits were $1,382,000,000 and $76,600,000, respectively. The Company's trading activities were well within these limits at September 30, 2005. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate risk, spread, ratio and basis risk and volatility. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

Interest Rate Risk

RJA is exposed to interest rate risk as a result of maintaining trading inventories of fixed income instruments, which are sensitive to changes in interest rates. The Company monitors, on a daily basis, the Value-at-Risk (“VaR”) in its institutional Fixed Income trading portfolios (cash instruments and interest rate derivatives). VaR is a technique for estimating the potential loss in the Company's fixed income portfolio due to adverse market movements over a specified time horizon with a specified confidence level.

During fiscal 2004 and the first three quarters of fiscal 2005 the Company used a variance/covariance methodology, for calculating VaR. A standard regulatory-type data set was used (one year historical observation period, 0% exponential decay) and the results were compared daily against those obtained using corresponding data with a 6% exponential decay factor. During the fourth quarter, the Company adopted a new risk management technology which uses historical simulation for calculating VaR. Simulated scenarios were derived based on a one-year observation period, with equal weighting to overnight change scenarios.

VaR is reported at a 99% confidence level, based on a one-day holding period; this is consistent with the Company's high-turnover trading activity, which is based on supporting client sales activity. This means that there is a one in 100 chance that on any given day, the daily trading net revenues could fall below the expected daily trading net revenues by an amount at least as large as the reported VaR. However, shortfalls on a single day can exceed reported VaR by significant amounts. Shortfalls can also accumulate over a longer time horizon, such as a number of consecutive trading days.

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the fiscal year ended September 30, 2005, with the corresponding dollar value of the Company's portfolio. Because VaR results based on the two methodologies are not directly comparable, results below are reported separately for the first three quarters and for the fourth quarter of fiscal 2005.

	First three quarters ended June 24, 2005			Fourth quarter ended September 30, 2005
	High	Low	Daily Average	High	Low	Daily Average
($ in 000's)
VaR	$ 1,919	$ 632	$ 1,073	$ 895	$ 358	$ 566
Portfolio Value (net)	167,655	133,757	215,976	126,560	162,032	169,665
VaR as a percent of Portfolio Value	1.14%	0.47%	0.51%	0.71%	0.22%	0.34%

The mark to market loss in the portfolio exceeded the reported VaR once during 2005 and four times in 2004.

The modeling of the risk characteristics of trading positions involves a number of assumptions and approximations. While management believes that its assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions and/or approximations could produce materially different VaR estimates. Given its reliance on historical data, VaR is most effective in estimating risk exposures in markets in which there are no sudden fundamental changes or shifts in market conditions. An inherent limitation of VaR is that the distribution of past changes in market risk factors may not produce accurate predictions of future market risk, particularly during periods of unusual market events and disruptions, moreover, VaR calculated for a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or offset with hedges within one day. Accordingly, management also monitors the risk in its trading activities by establishing position limits and daily review of trading results, inventory aging, pricing, concentration, and securities ratings.

Additional information is discussed under Derivative Financial Instruments in Note 11 of the Notes to the Consolidated Financial Statements.

RJBank maintains an investment portfolio that is comprised of mortgage-backed securities, as well as mortgage, consumer and commercial loans. Those investments are funded in part by its client obligations, including demand deposits, money market accounts, savings accounts, and certificates of deposit. Based on the current investment portfolio of RJBank, market risk for RJBank is limited primarily to interest rate risk. RJBank reviews interest rate risk based on net interest income, which is the net amount of interest received and interest paid. The following table represents the carrying value of RJBank's assets and liabilities that are subject to market risk. This table does not include financial instruments with limited market risk exposure due to offsetting asset and liability positions, short holding periods or short periods of time until the interest rate resets.

RJBank Financial Instruments with Market Risk (as described above, in 000's):

	September 30, 2005	September 24, 2004

Mortgage-backed securities	$ 6,716	$ 9,121
Municipal obligations	5	41
Loans receivable, net	648,649	420,744
Total assets with market risk	$ 655,370	$ 429,906

Certificates of deposit	$ 220,660	$ 140,980
Federal Home Loan Bank advances	70,000	60,000
Interest rate swaps	72	1,299
Total liabilities with market risk	$ 290,732	$ 202,279

As noted above, RJBank reviews interest rate risk based on net interest income and impact on RJBank's equity. One of the core objectives of RJBank's Asset/Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The Asset/Liability Management Committee uses several measures to monitor and limit RJBank's interest rate risk including scenario analysis, interest repricing gap analysis and limits, and net portfolio value limits. Model-based scenario analysis is used to monitor and report the interest rate risk positions, and analyze alternative strategies.

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 6.90% in the first year after the rate jump, whereas a downward shift of the same magnitude would decrease RJBank's net interest income by 0.41%. These sensitivity figures are based on positions as of September 30, 2005, and are subject to certain simplifying assumptions, including that management takes no corrective action. The outcome is affected by higher pre-payment expectations if rates fall.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has 24 traders that may hold proprietary trading positions in addition to their customer trading positions. The average aggregate inventory held for proprietary trading during the year ended September 30, 2005 was CDN$5,036,653. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

Credit Risk

The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks and other financial institutions. The Company is exposed to risk that counterparties may not fulfill their obligations. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. The Company manages this risk by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security and loan concentrations, holding and marking to market collateral on certain transactions and conducting business through clearing organizations, which guarantee performance.

The Company's client activities involve the execution, settlement, and financing of various transactions on behalf of its clients. Client activities are transacted on either a cash or margin basis. Credit exposure associated with the Company's Private Client Group consists primarily of customer margin accounts, which are monitored daily and are collateralized. When clients execute a purchase the Company is at some risk that the client will renege on the trade. If this occurs, the Company may have to liquidate the position at a loss. However, for over three quarters of the private client group purchase transactions, clients have available funds in the account before the trade is executed. The Company monitors exposure to industry sectors and individual securities and performs analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions.

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

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta and Continental). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustee for the debt holders is unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta Airlines filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company took a $4 million pretax charge in the prior year to partially reserve for this investment. In addition, the Company is closely monitoring its lease to Continental Airlines. Although Continental has not defaulted on its obligations under this lease, Continental's financial condition has continued to deteriorate, thus increasing the likelihood of such a default.

Operational Risk

Operational risk generally refers to the risk of loss resulting from the Company's operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in the Company's technology or financial operating systems and inadequacies or breaches in the Company's control processes. The Company operates different businesses in diverse markets and is reliant on the ability of its employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation. In order to mitigate and control operational risk, the Company has developed and continues to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Accounting, Operations, Information Technology, Legal, Compliance and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that the Company's various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

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

The Company has established a Quality of Markets Committee that meets regularly to review execution of customer orders by the OTC, Option and Listed Trading departments. This Committee is comprised of representatives from the OTC, Listed Trading, Options, Compliance and Legal Departments and is under the direction of a senior officer of the Company. This Committee reviews reports from OTC, Option and Listed trading departments and recommends action for improvement when necessary.

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

The Company has comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, extension of credit, collection activities, money-laundering and record keeping. The Company and its subsidiaries have designated Anti-money Laundering Compliance Officers who monitor compliance with regulations adopted under the U.S.A. Patriot Act. The Company acts as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, the Company has financial and legal exposure. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

The Company's major business units have compliance departments that are responsible for regularly reviewing and revising compliance and supervisory procedures to conform to changes in applicable regulations.

During the past two years, the number of claims declined but it is still above long-term historic levels. While these claims may not be the result of any wrongdoing, the Company does, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on the Company's reserve policy under "Critical Accounting Policies"; see also "Legal Proceedings" and "Regulation".

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Raymond James Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2005 and September 24, 2004, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and subsidiaries as of September 30, 2005 and September 24, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2003 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Raymond James Financial, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Tampa, Florida
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Raymond James Financial, Inc.:

We have audited management's assessment, included in the accompanying Report Of Management On Internal Control Over Financial Reporting, that Raymond James Financial, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Raymond James Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Raymond James Financial, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Raymond James Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2005 and September 24, 2005, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Tampa, Florida
December 14, 2005

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	September 30,	September 24,
	2005	2004
	(in thousands)
Assets:
Cash and cash equivalents	$ 998,749	$ 528,823
Assets segregated pursuant to federal regulations - cash and cash equivalents	2,351,805	2,322,402
Securities owned:
Trading securities, at fair value	359,679	329,861
Available for sale securities, at fair value	187,549	208,022
Receivables:
Brokerage clients, net	1,426,096	1,274,881
Stock borrowed	1,079,849	1,536,879
Bank loans, net	1,000,281	686,672
Brokers-dealers and clearing organizations	110,760	125,544
Other	241,527	169,577
Investments in real estate partnerships- held by variable interest entities	138,228	22,569
Property and equipment, net	137,555	122,750
Deferred income taxes, net	78,373	73,559
Deposits with clearing organizations	31,286	28,466
Goodwill	62,575	62,575
Investment in leveraged leases, net	11,808	20,160
Prepaid expenses and other assets	142,649	109,106

	$8,358,769	$7,621,846
Liabilities and Shareholders' Equity:
Loans payable	$ 146,462	$ 136,393
Loans payable related to real estate- owed by variable interest entities	144,780	44,250
Payables:
Brokerage clients	3,767,535	3,348,677
Stock loaned	1,115,595	1,597,117
Bank deposits	1,076,020	773,036
Brokers-dealers and clearing organizations	146,269	74,258
Trade and other	140,360	151,041
Trading securities sold but not yet purchased	134,595	111,471
Securities sold under agreements to repurchase	33,681	10,810
Accrued compensation, commissions and benefits	299,657	256,062
Income taxes payable	20,961	32,145

	7,025,915	6,535,260

Minority Interests	91,031	21,373

Shareholders' equity
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 76,567,089 at	765	753
Sept. 30, 2005 and 75,321,926 at Sept. 24, 2004
Shares exchangeable into common stock; 285,325	5,493	5,493
at Sept. 30, 2005 and at Sept. 24, 2004
Additional paid-in capital	165,074	127,405
Retained earnings	1,082,063	957,317
Accumulated other comprehensive income	9,632	3,875
	1,263,027	1,094,843
Less: 1,256,281 and 1,761,322 common shares
in treasury, at cost	21,204	29,630
	1,241,823	1,065,213

	$8,358,769	$7,621,846

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Year Ended
	September 30,	September 24,	September 26,
	2005	2004	2003

Revenues:
Securities commissions and fees	$ 1,421,908	$ 1,290,344	$1,045,071
Investment banking	150,166	106,350	71,317
Investment advisory fees	157,428	134,447	112,126
Interest	245,562	134,764	127,707
Net trading profits	24,612	23,565	20,615
Financial service fees	86,014	80,431	69,536
Other	71,307	59,875	51,199

Total revenues	2,156,997	1,829,776	1,497,571

Interest expense	117,789	48,517	45,611
Net revenues	2,039,208	1,781,259	1,451,960

Non-Interest Expenses:
Compensation, commissions and benefits	1,429,104	1,273,420	1,034,676
Communications and information processing	91,881	82,186	77,016
Occupancy and equipment costs	66,948	61,339	61,520
Clearance and floor brokerage	24,063	20,773	17,729
Business development	67,802	59,963	51,332
Other	113,957	77,347	70,707
Total non-interest expenses	1,793,755	1,575,028	1,312,980

Income before provision for income taxes	245,453	206,231	138,980

Provision for income taxes	96,925	76,546	51,958
Minority Interest	(2,518)	2,110	705

Net income	$ 151,046	$ 127,575	$ 86,317

Net income per share-basic	$ 2.05	$ 1.74	$ 1.19
Net income per share-diluted	$ 2.00	$ 1.72	$ 1.17
Weighted average common shares
outstanding-basic	73,478	73,395	72,824
Weighted average common and common
equivalent shares outstanding-diluted	75,365	74,402	73,479

Net income	$ 151,046	$ 127,575	$ 86,317
Other Comprehensive Income:
Net unrealized gain (loss) on available
for sale securities, net of tax	79	(112)	(231)
Net unrealized gain on interest
rate swaps accounted for as cash flow hedges	882	2,184	1,575
Net change in currency translations	4,796	1,199	9,417
Total comprehensive income	$ 156,803	$ 130,846	$ 97,078

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)
	Common Stock		Shares Exchangeable into Common Stock		Additional		Accumulated Other	Treasury Stock		Total
					Paid-in	Retained	Comprehensive	Common		Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balances at September 27, 2002	48,998	$ 490	172	$ 5,057	$ 73,187	$ 781,978	$ (10,157)	(496)	$ (10,919)	$ 839,636
Net income fiscal 2003						86,317				86,317
Cash dividends - common stock
($.24 per share)						(17,639)				(17,639)
Purchase of treasury shares								(1,445)	(35,964)	(35,964)
Exchangeable shares	243	2	47	1,393	7,139					8,534
Employee stock purchases	175	2			5,345			34	750	6,097
Exercise of stock options	275	3			6,137			334	7,367	13,507
Grant of restricted shares					1,092			172	3,996	5,088
Stock option expense					7,998					7,998
Tax benefit related to non-qualified
option exercises					400					400
Net unrealized loss on available
for sale securities, net of tax							(231)			(231)
Net unrealized gain on interest
rate swaps accounted for as cash flow hedges							1,575			1,575
Net change in currency translations							9,417			9,417
Balances at September 26, 2003	49,691	$ 497	219	$ 6,450	$ 101,298	$ 850,656	$ 604	(1,401)	$ (34,770)	$ 924,735

Net income fiscal 2004						127,575				127,575
Cash dividends - common stock
($.26 per share)						(20,664)				(20,664)
Purchase of treasury shares								(84)	(1,955)	(1,955)
Exchangeable shares	36	-	(36)	(957)	957
3-for-2 stock split	25,002	250	102			(250)		(593)
Employee stock purchases	274	3			8,348					8,351
Exercise of stock options	319	3			5,247			106	2,271	7,521
Grant of restricted shares					2,432			211	4,824	7,256
Stock option expense					9,123					9,123
Net unrealized loss on available
for sale securities, net of tax							(112)			(112)
Net unrealized gain on interest
rate swaps accounted for as cash flow hedges							2,184			2,184
Net change in currency translations							1,199			1,199
Balances at September 24, 2004	75,322	$ 753	285	$ 5,493	$ 127,405	$957,317	$ 3,875	(1,761)	$ (29,630)	$1,065,213

Net income fiscal 2005						151,046				151,046
Cash dividends - common stock
($.31 per share)						(26,300)				(26,300)
Purchase of treasury shares					62			(6)	(177)	(115)
Employee stock purchases	329	3			9,622					9,625
Exercise of stock options	916	9			13,961			54	913	14,883
Grant of restricted shares					5,678			457	7,690	13,368
Stock option expense					8,346					8,346
Net unrealized gain on available
for sale securities, net of tax							79			79
Net unrealized gain on interest
rate swaps accounted for as cash flow hedges							882			882
Net change in currency translations							4,796			4,796
Balances at September 30, 2005	76,567	$ 765	285	$ 5,493	$ 165,074	$1,082,063	$ 9,632	(1,256)	$ (21,204)	$1,241,823
See accompanying Notes to Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(continued on next page)

	Year ended
	September 30,	September 24,	September 26,
	2005	2004	2003
Cash Flows from operating activities:
Net Income	$ 151,046	$ 127,575	$ 86,317
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	17,781	16,827	18,344
Deferred income taxes	(4,814)	(5,094)	(14,731)
Unrealized gains, premium and discount amortization
on available for sale securities and other securities	(794)	(1,603)	(271)
Ineffectiveness of interest rate swaps accounted for as cash flow hedges	208	(392)	(525)
Impairment on leveraged lease investments	6,534	4,000	-
(Gain) loss on sale of property and equipment	(106)	1,696	469
Provision for legal proceedings, bad debts and other accruals	33,765	26,076	40,048
Stock-based compensation expense	17,031	17,631	14,401

(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(29,403)	(86,036)	(150,439)
Receivables:
Brokerage clients, net	(149,523)	(184,408)	(58,305)
Stock borrowed	457,030	(328,317)	(432,176)
Brokers-dealers and clearing organizations	14,784	1,171	(38,837)
Other	(9,998)	(19,477)	(17,789)
Trading securities, net	(6,694)	(104,857)	121,774
Investments in real estate partnerships-held by variable interest entities	(115,659)	(22,569)	-
Prepaid expenses and other assets	(35,237)	(31,785)	(12,568)

Increase (decrease) in operating liabilities:
Payables:
Brokerage clients	418,858	144,582	249,119
Stock loaned	(481,522)	369,966	392,772
Brokers-dealers and clearing organizations	72,011	(80,499)	116,946
Trade and other	(46,188)	(20,390)	(36,092)
Securities sold under agreements to repurchase	22,871	7,792	(15,755)
Accrued compensation, commissions and benefits	43,595	57,045	10,157
Income taxes payable	(11,184)	6,128	2,769
Minority Interest	69,658	10,825	152

Net cash provided by (used in) operating activities	434,050	(94,113)	275,780

	Year ended
	September 30,	September 24,	September 26,
	2005	2004	2003

Cash Flows from investing activities:
Additions to property and equipment, net	(30,154)	(22,028)	(28,775)
Loan originations and purchases	(692,857)	(335,544)	(413,947)
Loan repayments	379,298	208,810	342,810
Purchases of investment account securities	-	-	(591)
Sale of available for sale securities	9,250	-	-
Purchases of available for sale securities	(60,536)	(66,011)	(97,708)
Available for sale securities maturations and repayments	71,671	98,730	207,965

Net cash (used in) provided by investing activities	(323,328)	(116,043)	9,754

Cash Flows from financing activities:
Proceeds from borrowed funds	16,542	80,198	307,540
Repayments of mortgage and borrowings	(6,473)	(111,014)	(289,893)
Proceeds from borrowed funds related to real estate-owed by variable interest entities	44,704	44,250	-
Exercise of stock options and employee stock purchases	23,066	14,620	18,689
Increase (decrease) in bank deposits	302,984	(6,479)	(13,453)
Purchase of treasury stock	(115)	(1,955)	(35,964)
Cash dividends on common stock	(26,300)	(20,664)	(17,639)

Net cash provided by (used in) financing activities	354,408	(1,044)	(30,720)

Currency adjustment:
Effect of exchange rate changes on cash	4,796	5,392	10,318
Net increase (decrease) in cash and cash equivalents	469,926	(205,808)	265,132
Cash and cash equivalents at beginning of year	528,823	734,631	469,499

Cash and cash equivalents at end of year	$ 998,749	$ 528,823	$ 734,631

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 116,553	$ 48,229	$ 48,537
Cash paid for taxes	$ 113,476	$ 75,511	$ 63,920

See accompanying Notes to Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

Raymond James Financial, Inc. (“RJF”) is a holding company whose subsidiaries are engaged in various financial services businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. In addition, some of these subsidiaries provide investment management services for retail and institutional clients and banking and trust services. The accounting and reporting policies of Raymond James Financial, Inc. and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States, the more significant of which are summarized below:

Basis of Presentation

The consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. All material consolidated subsidiaries are 100% owned by the Company. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company also consolidates any variable interest entities (“VIEs”) for which it is the primary beneficiary. Additional information is discussed in Note 6 below. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

Management Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Reporting Period

Through fiscal 2005, the Company's fiscal year ended on the last Friday in September of each year. Three of the Company's wholly-owned subsidiaries, Raymond James Bank (“RJBank”), Raymond James Limited (“RJ Ltd.”) and Raymond James Tax Credit Funds, Inc. (“RJ Tax Credit”), have fiscal years that end on the last day of September. Certain other entities also have fiscal periods that do not coincide with the Company's fiscal period. Any individually material transactions are reviewed and recorded in the appropriate fiscal year. The Company intends to change its fiscal reporting periods to end on the last day of each calendar quarter beginning in fiscal year 2006.

Recognition of Revenues

Securities transactions and related commission revenues and expenses are recorded on a trade date basis.

Investment banking revenues are recorded at the time a transaction is completed and the related income is reasonably determinable. Investment banking revenues include management fees and underwriting fees, net of reimbursable expenses, earned in connection with the distribution of the underwritten securities, merger and acquisition fees, private placement fees and limited partnership distributions.

The Company earns investment advisory fees based on the value of clients' portfolios managed by its investment advisor subsidiaries. These fees are recorded ratably over the period earned.

Financial service fees include per account fees such as IRA fees, transaction fees on fee based accounts, service fees and distributions fees received from mutual funds.

Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. Correspondent clearing revenues are recorded net of commissions remitted and included in other revenue. Total commissions generated by correspondents were $28,957,000, $24,289,000, and $16,140,000 and commissions remitted totaled $24,435,000, $19,719,000, and $12,494,000 for the years ended September 30, 2005, September 24, 2004, and September 26, 2003, respectively.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Assets Segregated Pursuant to Federal Regulations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Raymond James & Associates (“RJA”), as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. Segregated assets at September 30, 2005 and September 24, 2004 consist of cash and cash equivalents.

Repurchase Agreements

The Company invests in short-term securities purchased under agreements to resell (“reverse repurchase agreements”), which are included in cash and cash equivalents. Additionally, the Company enters into securities sold under agreements to repurchase transactions (“repurchase agreements”). Both reverse repurchase and repurchase agreements are accounted for as collateralized financings and are carried at contractual amounts plus accrued interest. It is the Company's policy to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, the collateral is valued daily, and the Company may require counterparties to deposit additional collateral (or may return collateral to counterparties) when appropriate.

Securities Owned

Trading securities are comprised primarily of the financial instruments held by the Company's broker-dealer subsidiaries. These instruments are recorded at fair value with unrealized gains and losses reflected in current period earnings. Fair values are generally based on prices from independent sources, such as listed market prices or broker or dealer price quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of securities, current financial information, restrictions on dispositions, market values of underlying securities and quotations for similar instruments.

Available for sale securities are comprised primarily of CMO’s, mortgage related debt, and certain equity securities of the Company's non-broker-dealer subsidiaries. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains or losses, net of deferred taxes, reported in shareholders' equity as a component of accumulated other comprehensive income. Fair values of the debt securities are estimated based on bid quotations received from securities dealers. All realized gains and losses are determined on a specific identification basis and are included in current period earnings. Additionally, any unrealized losses deemed to be other than temporary are included in current period earnings and a new cost basis for the security is established. Many factors are considered to determine whether an impairment is other-than-temporary, including whether the Company has the ability and intent to hold the investment until a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the security.

Brokerage Client Receivables and Allowance for Doubtful Accounts

Brokerage client receivables include receivables of the Company's asset management and broker-dealer subsidiaries. The receivables from asset management clients are primarily for accrued asset management service fees, while the receivables from broker-dealer clients are principally for amounts due on cash and margin transactions and are generally collateralized by securities owned by the clients. Both the receivables from the asset management and broker-dealer clients are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. When a broker-dealer receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the Consolidated Statement of Financial Condition.

The Company also provides for an allowance for doubtful accounts on its receivables from Financial Advisors based on historical collection experience. Additionally, when the Financial Advisor is no longer associated with the Company or it is determined that it is probable that the amount will not be collected, the Company provides for a specific allowance on the receivable.

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

Bank Client Loans and Allowances for Losses

Bank loans are primarily comprised of loans originated or purchased by RJBank and include commercial and residential mortgage loans, as well as consumer loans. The Company records these loans at amortized cost, adjusted for an allowance for loan loss. Included in amortized cost are any deferred fees or loan origination costs plus the unamortized premiums or discounts on purchased loans.

Loan origination fees, net of related costs, are capitalized and recognized in interest income using the interest method over the contractual life of the loans, adjusted for prepayments.

The Company provides for an allowance for losses inherent in the RJBank loan portfolio. The allowance is calculated based upon consideration of historical analysis and a supplemental portion based upon inherent risk and losses. The calculation of an allowance for inherent risk and losses is particularly subjective and requires judgments based on qualitative factors that do not lend themselves to exact mathematical calculations, such as estimates of borrower default probabilities and collateral values, trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding.

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

Once RJBank has identified a loan as impaired, the accrual of interest on the loan is discontinued when either principal or interest becomes 90 days past due or when the full timely collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off and accretion of the net deferred loan origination fees ceases. The loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status.

Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Investments in Real Estate Partnerships- Held by Variable Interest Entities

A wholly-owned subsidiary of the Company is the managing member or general partner in several individual tax credit housing funds. Additional information is discussed in Note 6 below. These funds invest in limited partnerships which purchase and develop affordable housing properties qualifying for federal and state tax credits. As of September 30, 2005 and September 24, 2004, the investments related to these limited partnerships totaled approximately $138.2 million and $22.6 million, respectively, on the Company’s Consolidated Statement of Financial Condition.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of assets is primarily provided for using the straight-line method over the estimated useful lives of the assets, which range from two to five years for software, furniture and equipment and 10 to 31 years for buildings and land improvements. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

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

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of September 30, 2005, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. The Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Exchange Memberships

Exchange memberships are carried at cost or, if an “other than temporary” impairment in value has occurred, at a value that reflects management's estimate of the impairment. The Company’s membership interests, which are included in prepaid expenses and other assets at a cost of $2,820,000 and $2,711,000 at September 30, 2005, and September 24, 2004, respectively, had an aggregate market value of $10,743,000 and $5,471,000 at September 30, 2005 and September 24, 2004, respectively. The market value of the exchange memberships is determined based on the last reported sale.

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

Stock Compensation

At September 30, 2005, the Company had multiple stock-based employee compensation plans, which are described more fully in Note 17 below. Effective September 28, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123. Under the modified prospective method of adoption selected by the Company within the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the recognition of compensation cost for all periods is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied since the date of grant for all outstanding options.

Compensation expense is recognized over the relevant vesting period for restricted stock and restricted stock units with future service requirements.

Derivative Financial Instruments

The Company makes limited use of derivative financial instruments in certain of its businesses. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, while others are used in the conduct of the Company’s fixed income business. The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivatives and hedging activities. These statements establish standards for designating a derivative as a hedge. Derivatives in a broker-dealer or those that do not meet the criteria for designation as a hedge are accounted for as trading account assets and liabilities, and recorded at fair value in the statement of financial condition with the realized and unrealized gains or losses recorded in the statement of operations for that period.

Under FASB Interpretation No. 39 (FIN 39), “Offsetting of Amounts Related to Certain Contracts”, the Company elects to net-by-counterparty the fair value of interest rate swap contracts entered into by the Fixed Income Trading group. Certain contracts contain a legally enforceable master netting arrangement and therefore, the fair value of those swap contracts are netted by counterparty in the statement of financial condition.

The Company uses interest rate swaps as well as futures contracts as part of its fixed income business. In addition, the Company enters into interest rate swaps which are substantially economically hedged with counterparties. These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the statement of operations for the period. Any collateral exchanged as part of the swap agreement is recorded in Broker Receivables and Payables within the statement of financial condition for the period.

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

All derivative instruments are recognized on the statement of financial condition at their fair value. On the date the derivative contract is entered into, RJBank designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability ("cash flow hedge”). RJBank formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific liabilities on the statement of financial condition. RJBank also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

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

RJBank discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is no longer designated as a hedging instrument, because management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

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

Earnings per Share

Basic EPS is calculated by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares by application of the treasury stock method.

Reclassifications

Certain amounts from prior years have been reclassified, including between segments, to conform to the current year presentation. These reclassifications were not material to the consolidated financial statements or segment data.

NOTE 2 - TRADING SECURITIES AND TRADING SECURITIES SOLD BUT NOT YET PURCHASED:

	September 30, 2005		September 24, 2004
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)
Marketable:
Equities	$ 32,237	$ 30,256	$ 33,910	$ 32,950
Municipal obligations	177,984	17	192,099	-
Corporate obligations	27,830	2,285	26,216	3,522
Government obligations	42,009	99,465	43,518	55,082
Agencies	60,445	84	8,817	10,991
Derivative Contracts	12,795	2,488	14,567	8,926
Other	2,019	-	8,457	-
Non-marketable	4,360	-	2,277	-
	$359,679	$134,595	$329,861	$111,471

Mortgage backed securities of $79.8 million and $31.1 million at September 30, 2005 and September 24, 2004, respectively, are included in the table above. Net unrealized gains (losses) related to open trading positions at September 30, 2005, September 24, 2004, and September 26, 2003 were $1,257,000, $(7,025,000), and $529,000, respectively.

NOTE 3 - AVAILABLE FOR SALE SECURITIES:

The amortized cost and estimated market values of securities available for sale at September 30, 2005 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in 000's)

Mortgage-backed securities	$ 187,232	$ 485	$(205)	$187,512
Municipal bonds	5	-	-	5
Other	27	5	-	32
	$ 187,264	$ 490	$(205)	$187,549

The amortized cost and estimated market values of securities available for sale at September 24, 2004 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in 000's)

Mortgage-backed securities	$ 207,804	$ 429	$(273)	$207,960
Municipal bonds	40	1	-	41
Other	3	18	-	21
	$ 207,847	$ 448	$(273)	$208,022

There were proceeds of $9,250,000 from the sale of securities available for sale for the year ended September 30, 2005. There were no proceeds for the years ended September 24, 2004 and September 26, 2003.

The amortized cost and estimated market value of securities available for sale at September 30, 2005, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Estimated
	Amortized	Market
	Cost	Value
(in 000’s)

One year or less	$ 27	$ 32
One to five years	6,555	6,566
Five to 10 years	-	-
After 10 years	180,682	180,951
	$ 187,264	$ 187,549

The following table shows RJBank’s investments’ gross unrealized losses and fair value, aggregated by length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2005 (in 000’s).

	Less than 12 months		12 months or more		Total
	Estimated		Estimated		Estimated
	market	Unrealized	market	Unrealized	market	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed
securities	$21,356	(28)	$13,811	(177)	$35,167	(205)

The unrealized losses at September 30, 2005, were primarily caused by interest rate changes. The Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guarantee the principal of the agency collateralized mortgage obligation securities, while the non-agency collateralized mortgage obligations are rated AAA. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. As the decline in fair value is attributable to changes in interest rates and not credit quality, and as the Company has the intent to hold these investments until a market price recovery or it gains evidence indicating the cost of the investment is recoverable, these investments are not considered "other-than-temporarily" impaired.

NOTE 4 - RECEIVABLES FROM AND PAYABLES TO BROKERAGE CLIENTS:

Receivables from Brokerage Clients

Receivables from brokerage clients include amounts arising from normal cash and margin transactions and fees receivable. Margin receivables are collateralized by securities owned by brokerage clients. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients at September 30, 2005 and September 24, 2004 is as follows:

	September 25, 2005	September 24, 2004
(in 000's)

Brokerage client receivables	$ 1,426,890	$ 1,279,318
Allowance for doubtful accounts	(794)	(4,437)
Brokerage client receivables, net	$ 1,426,096	$ 1,274,881

Payables to Brokerage Clients

Payables to brokerage clients include brokerage client funds on deposits awaiting reinvestment. The following table presents a summary of such payables at September 30, 2005 and September 24, 2004:

	September 30,		September 24,
	2005		2004
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in 000's)

Brokerage client payables:
Interest bearing	$ 3,301,599	1.81%	$ 2,970,919	0.45%
Non-interest bearing	465,936	-	377,758	-
Total brokerage client payables	$ 3,767,535	1.54%	$ 3,348,677	0.40%

Interest expense on brokerage client payables for the years ended September 30, 2005, September 24, 2004, and September 26, 2003 was $58,486,000, $14,101,000, and $17,685,000, respectively.

NOTE 5 - BANK LOANS, NET:

Bank client receivables are primarily comprised of loans originated or purchased by RJBank and include commercial and residential mortgage loans, as well as consumer loans. These receivables are collateralized by first or second mortgages on residential property, real property, or the general assets of the borrower. The following table provides a summary of RJBank's loans receivable at September 30, 2005 and September 24, 2004:

	September 30,	September 24,
	2005	2004
	(in 000's)

Residential mortgage loans- held for sale	$ 2,249	$ 694
Residential mortgage loans	686,880	456,515
Commercial loans	313,191	234,713
Consumer loans	3,866	2,280
	1,006,186	694,202

Allowance for loan losses	(7,593)	(7,642)
Purchase premium	4,167	2,525
Purchase discount	(1,306)	(1,542)
Deferred origination fees and costs, net	(1,173)	(871)

	$ 1,000,281	$ 686,672

At September 30, 2005 and September 24, 2004, $70,000,000 and $60,000,000 in Federal Home Loan Bank (“FHLB”) advances, respectively, were secured by a blanket lien on RJ Bank's residential mortgage loan portfolio.

RJBank's gain from the sale of originated loans held for sale were $421,000, $258,000, and $1,090,000 for the years ended September 30, 2005, September 24, 2004, and September 26, 2003, respectively.

Certain officers, directors and affiliates, and their related interests were indebted to RJBank for $297,000 and $1,327,000 at September 30, 2005 and September 24, 2004, respectively.

Changes in the allowance for loan losses at RJBank for the years ended September 30, 2005, September 24, 2004, and September 26, 2003 are as follows:

	September 30,	September 24,	September 26,
	2005	2004	2003
	(in 000's)
Balance, beginning of year	$ 7,642	$ 5,910	$ 5,109
Provision charged to operations	1,388	1,732	801
Charge-offs	-	-	-
Balance, end of year	$ 9,030	$ 7,642	$ 5,910

The total allowance for loan losses includes both the reserve for funded loans shown net of Bank loans receivable on the statement of financial condition, and the reserve for unfunded lending commitments included in Trade and other payables.

The investment in loans on nonaccrual status at September 30, 2005 and September 24, 2004 was immaterial to the financial statements.

The investment and the average balance of impaired loans at September 30, 2005 and September 24, 2004, along with the related interest income recognized on these loans, were immaterial to the financial statements.

NOTE 6 - VARIABLE INTEREST ENTITIES (“VIE’S”):

Under the provisions of FASB Interpretation 46R ("FIN 46R") the Company has determined that Raymond James Employee Investment Funds I and II (the “EIF Funds”), Comprehensive Software Systems, Inc. (“CSS”), certain entities in which Raymond James Tax Credit Funds, Inc. owns variable interests, and various partnerships involving real estate are variable interest entities (“VIEs”). Of these, the Company has determined that the EIF Funds and certain tax credit fund partnerships/LLCs should be consolidated in the financial statements.

The following table summarizes the balance sheets of the variable interest entities consolidated by the Company:

	September 30,	September 24,
	2005	2004
	(in 000's)
Assets:
Cash and cash equivalents	$ 23,272	$ 4,180
Receivables, other	56,357	29
Investments in real estate partnerships - held by variable interest entities	138,228	22,569
Prepaid expenses and other assets	12,270	8,459
Intercompany receivable- Raymond James Tax Credit Funds, Inc.	-	23,093

Total Assets	$ 230,127	$ 58,330

Liabilities and Shareholders’ Equity:
Loans payable related to real estate - owned by variable interest entities	$ 144,780	$ 44,250
Trade and other	2,338	40

Total Liabilities	147,118	44,290

Minority Interests	81,328	13,771
Shareholders' Equity	1,681	269

Total Liabilities and Shareholders' Equity	$ 230,127	$ 58,330

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. Both EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $19.3 million at September 30, 2005. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the loans funded to the employee investors. At September 30, 2005, that exposure is approximately $11.3 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. CSS is currently funded by capital contributions and loans from its other owners. CSS had assets of $6.3 million at September 30, 2005. The Company's exposure to loss is limited to its capital contributions. The Company is not the primary beneficiary of CSS and accounts for its investment using the equity method of accounting. The carrying value of the Company's investment in CSS is approximately $850,000 at September 30, 2005.

Raymond James Tax Credit Funds, Inc. (“RJTCF”) is a wholly-owned subsidiary of RJF and is the managing member or general partner in approximately 35 individual tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits. As of September 30, 2005, 34 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 1%. Prior to fiscal 2005, RJTCF’s investments in tax credit housing funds were not considered to be VIEs by the Company. However, after further guidance and analysis on the application of FIN 46R to the tax credit industry, the Company has determined that these funds meet the definition of a VIE. The determination of whether RJTCF is the primary beneficiary of (and must consequently consolidate) a given tax credit housing fund depends upon a number of factors, including the number of investor members or limited partners and the rights and obligations of the partners in that fund. RJTCF has concluded it is the primary beneficiary in approximately one third of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $210.8 million at September 30, 2005. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its advances to these funds. At September 30, 2005, that exposure is approximately $5.5 million. RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate its financial interests in these funds. The Company's exposure to loss is limited to its advances to those funds. At September 30, 2005, that exposure is approximately $23.9 million. The sole remaining tax credit housing fund which is determined not to be a VIE and is wholly-owned by RJTCF and is included in the Company’s consolidated financial statements. This wholly-owned tax credit housing fund typically holds interests in certain tax credit limited partnerships for less than 90-days and has assets of approximately $3.6 million at September 30, 2005.

As of September 30, 2005, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. Previously, these partnerships were not considered VIEs. However, after further guidance and analysis on the application of FIN 46R, the Company has determined that these partnerships meet the definition of a VIE. The Company is not the primary beneficiary of these partnerships and accordingly the Company does not consolidate its financial interests in these partnerships. These partnerships have assets of approximately $22.2 million at September 30, 2005. The Company's exposure to loss is limited to its capital contributions. The carrying value of the Company's investment in these partnerships is immaterial at September 30, 2005.

NOTE 7 - LEVERAGED LEASES:

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta and Continental). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustee for the debt holders is unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta Airlines filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company took a $4 million pretax charge in the prior year to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the event of a material modification to the lease or foreclosure of the aircraft by the debt holders, certain tax payments of up to approximately $8.7 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings.

The Company also has an outstanding leveraged lease with Continental valued at $11.8 million as of Sept. 30, 2005. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in September 2013.

	September 30,	September 24,
	2005	2004
	(in 000's)
Rents receivable (net of principal and
interest on the non-recourse debt)	$ 9,502	$ 16,161
Unguaranteed residual values	8,012	10,719
Unearned income	(5,706)	(6,720)
Investment in leveraged leases	11,808	20,160

Deferred taxes arising from leveraged leases	(21,349)	(25,294)
Net investment in leveraged leases	$ (9,541)	$ (5,134)

To date, Continental remains current on its lease payments to the Company. Given the difficult economic environment for the airline industry, the Company is closely monitoring this investment for specific events or circumstances that would allow reasonable estimation of any potential impairment.

NOTE 8 - PROPERTY AND EQUIPMENT:

	September 30,	September 24,
	2005	2004
	(in 000's)

Land	$ 19,244	$ 19,244
Construction in process	10,175	2,146
Buildings, leasehold and land improvements	123,773	119,358
Furniture, fixtures, and equipment	145,774	137,309
	298,966	278,057
Less: accumulated depreciation
and amortization	(161,411)	(155,307)
	$ 137,555	$ 122,750

NOTE 9 - BANK DEPOSITS:

Bank deposits include demand deposits, savings accounts and certificates of deposit. The following table presents a summary of bank deposits at September 30, 2005 and September 24, 2004:

	September 30,		September 24,
	2005		2004
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in 000's)

Bank deposits:
Demand deposits - interest bearing	$ 4,405	0.84%	$ 4,379	0.21%
Demand deposits - non-interest bearing	4,210	-	2,776	-
Money market accounts	15,421	2.25%	16,454	0.14%
Savings accounts	831,324	2.64%	608,447	0.26%
Certificates of deposit (1)	220,660	3.61%	140,980	3.71%
Total bank deposits	$1,076,020	2.82%	$773,036	0.89%

(1)	Certificates of deposit in amounts of $100,000 or more at September 30, 2005 and September 24, 2004 were $61,018,000 and $37,893,000, respectively.

Certificates of deposit issued have remaining maturities at September 30, 2005 and September 24, 2004, as follows:

	September 30,	September 24,
	2005	2004
	(in 000's):

One year or less	$120,380	$ 61,351
One to two years	25,737	23,831
Two to three years	23,460	10,987
Three to four years	29,434	16,990
Four to five years and thereafter	21,649	27,821
Total	$220,660	$140,980

RJBank had deposits from officers and directors of $625,000 and $557,000 at September 30, 2005 and September 24, 2004, respectively.

Interest expense on bank client accounts is comprised of the following for the years ended September 30, 2005, September 24, 2004 and September 26, 2003:

	September 30,	September 24,	September 26,
	2005	2004	2003
	(in 000's)

Demand deposits	$ 24	$ 9	$ 9
Money market accounts	173	27	58
Savings accounts	11,844	1,617	2,472
Certificates of deposit	6,577	5,101	4,910
	$ 18,618	$ 6,754	$ 7,449

NOTE 10 - BORROWINGS:

Loans Payable

Loans payable at September 30, 2005 and September 24, 2004 are presented below:

	September 30, 2005	September 24, 2004
	(in 000's)
Short-term Borrowings:
Borrowings on lines of credit (1)	$ 5,338	$ 4,117
Current portion of mortgage notes payable	2,604	2,303
Total short-term borrowings	7,942	6,420

Long-term Borrowings:
Mortgage notes payable (2)	68,520	69,973
Federal home loan bank advances (3)	70,000	60,000
Total long-term borrowings	138,520	129,973

Total borrowings	$146,462	$136,393

(1)
The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars. At September 30, 2005, the aggregate available balance was $560 million and CDN$40 million, respectively. The aggregate balance of the U.S. dollar lines of credit was increased to $660 million on October 13, 2005. The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. During fiscal year 2005 interest rates on the lines of credit ranged from 2.26% to 4.52%. During fiscal year 2004 interest rates on the lines of credit ranged from 1.47% to 3.50%.

(2)
Mortgage notes payable is comprised of a mortgage for the financing of the Company's home office complex and a note for the financing of the office for a foreign subsidiary. The mortgage bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $76,563,000 at September 30, 2005. A new building was purchased for $1,643,000 in April 2005 for a foreign subsidiary’s office in India and was financed with a note bearing 8.25% interest and is secured by the land and building.

(3)
RJBank has $70 million in FHLB advances outstanding at September 30, 2005, which bear interest at fixed rates ranging from 2.37% to 5.67% and mature between May 2008 and October 2014. These advances are secured by a blanket lien on the Bank's residential loan portfolio issued to FHLB at September 30, 2005.

Long-term borrowings at September 30, 2005, based on their contractual terms, mature as follows (in 000's):

2007	$ 2,760
2008	7,927
2009	3,104
2010	8,291
2011 and thereafter	116,438
Total	$138,520

Loans Payable Related to Real Estate- Owed by Variable Interest Entities

The borrowings of certain variable interest entities are comprised of several loans, which are non-recourse to the Company. See Note 6 above for additional information regarding the entities deemed to be variable interest entities under FIN 46(R).

Variable interest entities’ borrowings at September 30, 2005 and September 24, 2004 are presented below:

	September 30, 2005	September 24, 2004
	(in 000's)

Current portion of loan payable	$ 2,516	$ -

Long-term portion of loan payable	142,264	44,250

Total borrowings	$144,780	$44,250

Long-term VIEs’ borrowings at September 30, 2005, based on their contractual terms, mature as follows (in 000's):

2007	$ 28,790
2008	12,947
2009	13,234
2010	12,741
2011 and thereafter	74,552
Total	$142,264

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS:

The Company makes limited use of derivative financial instruments in certain of its businesses. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, while others are used in the conduct of the Company’s fixed income business.

The Company uses interest rate swaps as well as futures contracts as part of its fixed income business. In addition, the Company enters into interest rate swaps which are substantially economically hedged with counterparties. These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the statement of operations for the period. Any collateral exchanged as part of the swap agreement is recorded in Broker Receivables and Payables within the statement of financial condition for the period. At September 30, 2005 and September 24, 2004, the Company had outstanding derivative contracts with notional amounts of $1.9 billion and $701 million, respectively, in interest rate swaps. The notional amount of a derivative contract does not change hands; it is simply used as a reference to calculate payments. Accordingly, the notional amount of the Company’s derivative contracts outstanding at September 30, 2005 significantly exceeds the possible losses that could arise from such transactions. The net market value of all open swap positions at September 30, 2005 and September 24, 2004 was $10 million and $5 million, respectively.

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At September 30, 2005 and 2004, RJBank was party to $11.5 million and $49.3 million, respectively, in notional amount of interest rate swap agreements, and had securities and cash of $0.9 million and $3.0 million, respectively, pledged or held as interest-bearing collateral for such agreements.

Changes in the fair value of a derivative that is highly effective, as defined by SFAS 133, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in income or expense at the end of each reporting period. For purposes of the statement of cash flows, any ineffectiveness resulting from the cash flow hedge is subtracted or added back in the reconciliation of net income to cash provided by operating activities at the end of each reporting period. When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value in the statement of financial condition, and recognizes any changes in its fair value in earnings. For the years ended September 30, 2005, September 24, 2004, and September 26, 2003, RJBank recorded ($207,767), $391,651, and $524,800, respectively, in income (expense) from ineffective cash flow hedges and transition adjustments. The net amount of the existing unrealized losses expected to be reclassified into pretax earnings within the next 12 months was $100,000 at September 30, 2005 and $1.2 million at September 24, 2004.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company performs a credit evaluation of counterparties prior to entering into swap transactions. Currently, the Company anticipates that all counterparties will be able to fully satisfy their obligations under those agreements. The Company may require collateral from counterparties to support these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. However, state laws prohibit certain municipalities and other governmental entities from posting collateral in these transactions. For additional discussion regarding the Company’s objectives and strategies relative to derivative instruments in the context of the Company’s overall risk management strategy, refer to the Market Risk section in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”.

NOTE 12 - INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended
	September 30,	September 24,	September 26,
	2005	2004	2003
		(in 000’s)
Current provision:
Federal	$ 78,783	$ 71,004	$ 58,202
State	15,483	13,722	8,388
International	8,321	3,381	(612)
	102,497	88,107	65,978
Deferred benefit:
Federal	(3,058)	(5,813)	(12,514)
State	(1,867)	(5,897)	(1,174)
International	(647)	149	(332)
	(5,572)	(11,561)	(14,020)
	$ 96,925	$ 76,546	$ 51,958

The Company's income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year Ended
	September 30,	September 24,	September 26,
	2005	2004	2003
		(in 000’s)

Provision calculated at statutory rates	$ 85,909	$ 71,442	$ 48,643
State income taxes, net of federal benefit	8,851	5,085	4,689
Other	2,165	19	(1,374)
	$ 96,925	$ 76,546	$ 51,958

The major deferred tax asset (liability) items, as computed under SFAS 109, are as follows:

	September 30,	September 24,
	2005	2004
	(in 000’s)
Deferred tax assets:
Deferred compensation	$ 49,460	$ 43,034
Capital expenditures	8,719	8,044
Accrued expenses	39,674	46,778
Unrealized (Gain)/Loss	252	204
Other	1,617	793
Total deferred tax assets	99,722	98,853

Deferred tax liabilities:
Aircraft leases	(21,349)	(25,294)
Total deferred tax liabilities	(21,349)	(25,294)
Net deferred tax assets	$ 78,373	$ 73,559

The Company has recorded a deferred tax asset at September 30, 2005 and September 24, 2004. No valuation allowance as defined by SFAS 109 is required for the years then ended as Management believes that it is more likely than not the deferred tax asset is realizable.

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

Long-term lease agreements expire at various times through 2014. Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $20,493,000 in 2006, $18,389,000 in 2007, $13,327,000 in 2008, $9,241,000 in 2009, $7,468,000 in 2010 and $9,757,000 thereafter. Rental expense incurred under all leases, including equipment under short-term agreements, aggregated $31,949,000, $31,396,000, and $30,657,000 in 2005, 2004 and 2003, respectively.

See Note 7 above with respect to the Company's interest in certain commercial aircraft leveraged leases.

RJBank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit outstanding are as follows:

	September 30, 2005	September 24, 2004
	(in 000's)

Standby letters of credit	$ 15,933	$ 7,917
Consumer lines of credit	21,326	31,708
Commercial lines of credit	168,804	62,085
Unfunded loan commitments - variable rate	288,169	119,669
Unfunded loan commitments - fixed rate	11,402	3,755

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of September 30, 2005, $15.9 million of such letters of credit were outstanding. Of the letters of credit outstanding, $14.5 million are underwritten as part of a larger corporate credit relationship, and the remaining $1.4 million are fully secured by cash or securities. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

At September 30, 2005 and September 24, 2004, no securities were pledged by RJBank as collateral with the FHLB for advances. In lieu of pledging securities as collateral for advances, RJBank provided the FHLB with a lien against RJBank's portfolio of residential mortgages.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a 13 year term with a five-year renewal option and a 4% annual escalator. Expenses of $2,802,000, $2,694,000, and $2,590,000 were recognized in fiscal 2005, 2004 and 2003, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments of Raymond James & Associates, Inc. ("RJA") that were open at September 30, 2005 and were subsequently settled had no material effect on the consolidated financial statements as of that date. Transactions relating to such commitments of Raymond James Ltd. ("RJ Ltd.") that were open at September 30, 2005 were approximately $68.2 million, which were substantially settled shortly after year end.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At September 30, 2005 and September 24, 2004, the Company had client margin securities valued at $93.4 million and $90.2 million, respectively, on deposit with a clearing organization.

The Company has guaranteed lines of credit for various foreign joint ventures as follows: two lines of credit totaling $11.0 million in Turkey and one line of credit totaling $1.25 million in Argentina. At September 30, 2005, there were no outstanding balances on these lines of credit. The Company has also from time to time authorized guarantees for the completion of trades with counterparties in Argentina and Turkey: at September 30, 2005 there were outstanding guarantees for a maximum of $5 million in Turkey and no guarantees were outstanding for Argentina.

The Company has also committed to invest $425,000 in two foreign asset management entities.

The Company has committed a total of $34.9 million, in amounts ranging from $200,000 to $1.5 million, to 36 different independent venture capital or private equity partnerships. As of September 30, 2005, the Company had invested $26.8 million of that amount. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $10.7 million as of September 30, 2005.

At September 30, 2005, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of collateral (in 000's):
Securities purchased under agreements to resell	$ 135,021
Securities received in securities borrowed vs. cash transactions	1,092,816
Collateral received for margin loans	1,265,406
Total	$2,493,243

During the year certain collateral was repledged. At September 30, 2005, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of collateral and trading securities (in 000's):
Securities purchased under agreements to resell	$ 135,021
Securities received in securities borrowed vs. cash transactions	1,079,848
Collateral received for margin loans	224,247
Total	$1,439,116

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

The Company guarantees the existing mortgage debt of Raymond James & Associates, Inc. ("RJA") of approximately $70 million. The Company may guarantee interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to or guarantee obligations of Raymond James Tax Credit Funds, Inc. (“RJTCF”) of up to $90 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At September 30, 2005, guarantees outstanding to various tax credit funds totaled $1.1 million and cash funded to invest in either loans or investments in project partnerships was $40.9 million. In addition, at Sept 30, 2005, RJTCF is committed to additional future fundings of $6.5 million related to project partnerships that have not yet been sold to various tax credit funds.

NOTE 14 - LEGAL AND REGULATORY PROCEEDINGS:

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

The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business.  Like others in the retail securities industry, the Company experienced a significant increase in the number of claims seeking recovery due to portfolio losses in the early 2000's. During the past two years, the number of claims declined but are still above long-term historic levels.

As previously reported, the Company and RJFS are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. The lawsuits are pending in various courts, and several cases that had been removed to federal court were remanded to state court, and the plaintiffs are seeking reconsideration of that decision. In July 2005, RJFS paid approximately $24 million in a settlement with approximately 380 claimants in this litigation, representing approximately two-thirds of the outstanding claims. The Company estimates that the value of the claims resolved also represents approximately two-thirds of the value of the total claims and has made adjustments to its litigation reserves to give effect to the estimated impact of the settlement. Several of the arbitration claims relating to this matter had been previously settled by RJFS for amounts consistent with its evaluation of those claims.

As previously reported, on September 30, 2004 the SEC instituted an administrative proceeding against Raymond James Financial Services, Inc. (“RJFS”) alleging fraud and failure to supervise a former Financial Advisor in the RJFS Cranston, Rhode Island office. The Administrative Law Judge issued an initial decision in September 2005 finding that RJFS failed to supervise and that is was liable for the fraud committed by its former Financial Advisor, and ordered RJFS to disgorge $5,866 and pay a civil penalty of $6.9 million. The Judge denied the SEC’s request for a cease and desist order, a consultant review and a finding that RJFS violated e-mail retention rules. The decision was confirmed by the SEC on November 21, 2005.

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

NOTE 15 - CAPITAL TRANSACTIONS:

At their meeting on February 12, 2004, the Company’s Board of Directors declared a 3-for-2 stock split. The additional shares were distributed on March 24, 2004, to shareholders of record on March 4, 2004. All references in the consolidated financial statements to amounts per share and to the number of shares outstanding have been restated to give retroactive effect to the stock split.

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended September 30, 2005:

	Number of	Average
	Shares Purchased (1)	Price Per Share

July	-	-
August	-	-
September	639	$30.01
Total	639	$30.01

(1) The Company does not have a formal stock repurchase plan. Shares are repurchased at the discretion of management pursuant to prior authorization from the Board of Directors. On May 20, 2004, the Board of Directors authorized purchases of up to $75 million. Since that date, 80,740 shares have been repurchased for a total of $1.9 million, leaving $73.1 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock reaches or approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. During 2005 and 2004, 5,740 and 86,057 shares were repurchased at an average price of $30.81 and $22.72, respectively. During the year ended, September 30, 2005, the Company only purchased shares that were surrendered by employees as payment for option exercises.

NOTE 16 - OTHER COMPREHENSIVE INCOME:

The activity in other comprehensive income and related tax effects are as follows (in 000's):

	Sept. 30,	Sept. 24,	Sept. 26,
	2005	2004	2003

Net unrealized gain (loss) on available for sale securities, net of	$ 79	$ (112)	$ (231)
tax effect of $51 in 2005, ($67) in 2004, and ($139) in 2003

Net unrealized gain on interest rate swaps accounted for as cash flow	882	2,184	1,575
hedges, net of tax effect of $566 in 2005, $1,310 in 2004, and
$948 in 2003

Net change in currency translations, net of tax effect of $3,078 in	4,796	1,199	9,417
2005, $719 in 2004, and $5,670 in 2003

Other comprehensive income	$ 5,757	$ 3,271	$ 10,761

The components of accumulated other comprehensive income (in 000's):

	Sept. 30,	Sept. 24,
	2005	2004

Net unrealized gain on securities available for sale	$ 186	$ 107

Net unrealized (loss) on interest rate swaps accounted for as cash flow hedges	(44)	(926)

Currency translations	9,490	4,694

Accumulated other comprehensive income	$ 9,632	$ 3,875

NOTE 17 - EMPLOYEE BENEFIT PLANS:

The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements. Such benefits become fully vested after seven years of qualified service. The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually. The Company's Long Term Incentive Plan (“LTIP”) is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. The Company has purchased and holds life insurance on the lives of most of those employees participating in the LTIP, to earn a competitive rate of return for participants and to provide a source of funds available to satisfy its obligations under this plan. Contributions to the qualified plans and the LTIP contribution for management are made in amounts approved annually by the Board of Directors. Compensation expense includes aggregate contributions to these plans of $24,069,000, $22,265,000, and $14,431,000 for fiscal years 2005, 2004, and 2003, respectively.

Stock-based Compensation Plans

At September 30, 2005, the Company had multiple stock-based employee compensation plans, which are described below. Effective September 28, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123. Under the modified prospective method of adoption selected by the Company within the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the recognition of compensation cost in fiscal 2005, 2004 and 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied since the date of grant for all outstanding options.

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

Expense for the five fixed stock option plans was $8.3 million, $9.1 million, and $8.0 million for the years ended September 30, 2005, September 24, 2004, and September 26, 2003, respectively.

These amounts may not be representative of future stock-based compensation expense since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in fiscal 2005, 2004 and 2003:

	2005	2004	2003
Dividend Yield	1.10%	1.10%	1.10%
Expected Volatility	38.56%	36.27%	43.18%
Risk-free Interest Rate	3.69%	2.89%	2.88%
Expected Lives	5.1 yrs	5.2 yrs	4.73 yrs

A summary of the status of the Company's five fixed stock option plans as of September 30, 2005, September 24, 2004, and September 26, 2003 and changes during the years ended on those dates is presented below:

	2005		2004		2003
	Shares	Weighted	Shares	Weighted	Shares	Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price		Price		Price
Outstanding at
beginning of year	5,429,055	$ 20.95	4,666,890	$ 18.65	5,147,723	$ 17.86
Granted	403,675	25.26	1,533,898	25.13	728,625	19.71
Canceled	(161,985)	21.39	(225,724)	19.43	(295,500)	19.85
Exercised	(970,631)	15.44	(546,009)	13.67	(913,958)	14.78
Outstanding at
Year end	4,700,114	$22.45	5,429,055	$20.95	4,666,890	$ 18.65

Options exercisable
at year end	825,271		580,247		401,465
Weighted average
fair value of
options granted
during the year	$ 9.12		$ 8.39		$ 7.56

The following table summarizes information about fixed stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable

Range of	Number	Weighted	Weighted	Number	Weighted
Exercise	Outstanding	Average	Average	Exercisable	Average
Prices	at 9/30/05	Remaining	Exercise	at 9/30/05	Exercise
		Contractual	Price		Price
		Life
$ 0.0000 - 10.2400	0	0.0	$ 0.00	0	$ 0.00
$10.2401 - 12.8000	78,925	0.3	12.46	78,925	12.46
$12.8001 - 15.3600	42,600	1.7	13.39	5,100	13.21
$15.3601 - 17.9200	255,600	2.1	17.28	47,891	17.61
$17.9201 - 20.4800	385,237	2.7	19.04	44,202	19.56
$20.4801 - 23.0400	1,504,104	1.5	21.26	486,403	21.35
$23.0401 - 25.6000	2,324,223	3.2	24.51	162,750	23.67
$25.6001 - 28.1600	11,600	4.8	27.34	-	0.00
$28.1601 - 30.7200	75,925	4.4	29.67	-	0.00
$30.7201 - 33.2800	21,900	5.3	30.98	-	0.00
	4,700,114	2.5	$22.45	825,271	$20.60

Restricted Stock Plan

Under the 2005 Restricted Stock Plan the Company is authorized to issue up to 1,500,000 restricted shares of common stock to employees and independent contractors. The 2005 Plan was established to replace, on substantially the same terms and conditions, the 1999 Plan. Awards under this plan may be granted by various departments of the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management growth, and/or profitability of the Company. These shares are forfeitable in the event of termination other than for death, disability or retirement. The compensation cost is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. Expense of $3.7 million, $3.0 million, and $2.0 million was recorded in the years ended September 30, 2005, September 24, 2004 and September 26, 2003, respectively, related to this plan. The following activity occurred during fiscal 2005:

Year Ended
September 30, 2005
Beginning Balance	805,667
Shares Granted	218,771
Shares Vested	(326,603)
Shares Cancelled	(16,473)
Ending Balance	681,362
Weighted-average fair value per share for shares granted during the year	$27.19

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan, the Company is authorized to issue up to 2,250,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plan, and its expired predecessor plan, the Company sold 328,686, 332,098, and 314,394 shares to employees in fiscal years 2005, 2004, and 2003, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $1.4 million, $1.3 million and $0.9 million for the years ended September 30, 2005, September 24, 2004, and September 26, 2003, respectively.

Stock Bonus Plan

The Company's 1999 Stock Bonus Plan authorizes the Company to issue up to 1,500,000 restricted shares to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000. The determination of the number of shares to be granted may encompass a discount from market value at the discretion of the Compensation Committee of the Board of Directors. Under the plan the shares are generally restricted for a three year period, during which time the shares are forfeitable in the event of voluntary termination. The compensation cost is recognized over the three-year vesting period based on the market value of the shares on the date of grant. Expense of $3.5 million, $2.7 million, and $3.5 million was recorded in the years ended September 30, 2005, September 24, 2004, and September 26, 2003, respectively, related to this plan. The following activity occurred during 2005:

Year Ended
September 30, 2005
Beginning Balance	457,691
Shares Granted	255,769
Shares Vested	(137,336)
Shares Cancelled	(1,440)
Ending Balance	574,684
Weighted-average fair value per share for shares granted during the year	$30.32

Employee Investment Funds

Certain key employees of the Company participate in the Raymond James Employee Investment Funds I and II, which are limited partnerships that invest in the merchant banking and venture capital activities of the Company and other unaffiliated venture capital limited partnerships. The Company makes non-recourse loans to these employees for two thirds of the purchase price per unit. The loans and applicable interest are to be repaid based solely on the distributions from the funds.

NOTE 18 - REGULATIONS AND CAPITAL REQUIREMENTS:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Raymond James & Associates, Inc. (“RJA”), a member firm of the NYSE, is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not to exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which both RJA and RJFS have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at September 30, 2005 and September 24, 2004 was as follows:

	September 30,	September 24,
	2005	2004
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	27.8%	28.1%
Net capital	$ 372,615	$ 363,049
Less: required net capital	(26,804)	(25,840)
Excess net capital	$ 345,811	$ 337,209

At September 30, 2005 and September 24, 2004, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at September 30, 2005 and September 24, 2004 was as follows:

	September 30,	September 24,
	2005	2004
Raymond James Financial Services, Inc.:	(in 000's)
(alternative method elected)
Net capital	$ 41,851	$ 39,663
Less: required net capital	(250)	(250)
Excess net capital	$ 41,601	$ 39,413

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning Level 1 or Level 2 at September 30, 2005 or 2004.

The Risk Adjusted Capital of RJ Ltd. was CDN $25,482,000 and CDN $20,422,261 at September 30, 2005 and 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of September 30, 2005 and September 30, 2004, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2005, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJBank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of September 30, 2005:
Total capital (to
risk-weighted assets)	$ 173,466	24.9%	$55,685	8.0%	$69,606	10.0%
Tier I capital (to
risk-weighted assets)	165,874	23.8%	27,842	4.0%	41,764	6.0%
Tier I capital (to
average assets)	165,874	12.6%	52,628	4.0%	65,785	5.0%

As of September 30, 2004:
Total capital (to
risk-weighted assets)	$ 84,278	15.1%	$ 44,666	8.0%	$ 55,832	10.0%
Tier I capital (to
risk-weighted assets)	77,299	13.8%	22,333	4.0%	33,499	6.0%
Tier I capital (to
average assets)	77,299	8.0%	38,468	4.0%	48,084	5.0%

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

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

The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed and securities loaned was $1,049,897,000 and $1,081,328,000, respectively, at September 30, 2005 and $1,493,810,000 and $1,542,953,000, respectively, at September 24, 2004. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

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

The Company has sold securities that it does not currently own, and will therefore, be obligated to purchase such securities at a future date. The Company has recorded $135 million and $111 million at September 30, 2005 and September 24, 2004, respectively, which represents the market value of the related securities at such dates. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year end. The Company utilizes short government obligations and equity securities to economically hedge long proprietary inventory positions. At September 30, 2005, the Company had $99,549,000 in short government obligations and $27,839,000 in short equity securities, which represented hedge positions. At September 24, 2004, the Company had $66,073,000 in short government obligations and $19,788,000 in short equity securities which represented hedge positions.

The Company enters into security transactions involving forward settlement. The Company has recorded transactions with contract values of $1,623,208,000 and $2,062,855,000 and market values of $1,612,514,000 and $2,405,369,000 as of September 30, 2005 and September 24, 2004, respectively. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Company's exposure to market risk is determined by a number of factors, including the duration, size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

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

NOTE 20 - EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share (in 000’s, except per share amounts):

	Year Ended
	September 30,	September 24,	September 26,
	2005	2004	2003

Net income	$ 151,046	$ 127,575	$ 86,317

Weighted average common shares
outstanding during the period	73,478	73,395	72,824

Dilutive effect of stock options and awards (1)	1,887	1,007	655

Weighted average diluted common
shares (1)	75,365	74,402	73,479

Net income per share - basic	$ 2.05	$ 1.74	$ 1.19

Net income per share - diluted (1)	$ 2.00	$ 1.72	$ 1.17

Securities excluded from weighted average
common shares because their effect
would be antidulitive	72	1,080	1,621

(1)
Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock options and awards.

NOTE 21 - SEGMENT ANALYSIS:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Reclassifications have been made in the segment disclosures for fiscal years 2004 and 2003 to conform to the current year presentation and EITF No. 04-10, “Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds”. EITF 04-10 requires that operating segments that do not meet the quantitative thresholds established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131. As a result of the adoption of this EITF, the previously reported Other segment currently consists of three segments: Emerging Markets, Stock Loan/Borrow, and Other.

The Company currently operates through the following seven business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and various corporate investments combined in the "Other" segment. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how the Company assesses performance and determines how to allocate resources throughout the Company and its subsidiaries. The financial results of the Company's segments are presented using the same policies as those described in Note 1, “Summary of Significant Accounting Policies”. Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments upon consolidation.

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

The Emerging Markets segment includes various joint ventures in Argentina, India, Turkey, and Uruguay. These joint ventures operate in securities brokerage, investment banking and asset management.

The Stock Loan/Borrow segment involves the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary.

The Other segment includes various investments of Raymond James Financial, Inc.

In fiscal year 2004 the Company modified the method used to allocate certain corporate compensation costs to the segments consistent with the approach used internally by management in evaluating the segments. Fiscal year 2003 results were adjusted to reflect the current management allocation methodology.

Information concerning operations in these segments of business is as follows (in 000's):

	Year ended
	September 30,	September 24,	September 26,
	2005	2004	2003
	(000's)
Revenues:
Private Client Group	$ 1,397,578	$ 1,202,368	$ 975,666
Capital Markets	455,151	400,787	330,966
Asset Management	171,916	148,160	123,647
RJBank	45,448	28,104	28,699
Emerging Markets	38,768	27,675	25,576
Stock Loan/Borrow	31,876	16,372	11,970
Other	16,260	6,310	1,047
Total	$ 2,156,997	$ 1,829,776	$1,497,571

Income Before Provision for Income Taxes and Minority Interest:
Private Client Group	$ 102,245	$ 107,122	$ 69,926
Capital Markets	77,333	57,910	37,532
Asset Management	40,841	27,875	18,730
RJBank	14,204	8,824	10,182
Emerging Markets	5,927	4,304	992
Stock Loan/Borrow	5,962	2,135	1,484
Other	1,459	(4,049)	(571)
Pre- Tax Income	$ 247,971	$ 204,121	$ 138,275
Minority Interest	(2,518)	2,110	705
Total	$ 245,453	$ 206,231	$ 138,980

The following table presents the Company's total assets on a segment basis:

	September 30,	September 24,
	2005	2004
	(000's)
Total Assets:
Private Client Group *	$ 4,528,048	$ 3,945,968
Capital Markets **	1,032,815	740,210
Asset Management	74,418	81,559
RJBank	1,327,675	924,747
Emerging Markets	91,550	78,162
Stock Loan/Borrow	1,147,314	1,622,362
Other	156,949	228,838
Total	$ 8,358,769	$ 7,621,846

*	Includes $46 million of goodwill allocated pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets".
**	Includes $17 million of goodwill allocated pursuant to SFAS No. 142.

The Company has operations in the United States, Canada, Europe and joint ventures in India, Turkey, and Argentina. Substantially all long-lived assets are located in the United States. The following table represents revenue by country for the years indicated (in 000’s).

	Year ended
	September 30,	September 24,	September 26,
	2005	2004	2003
	(000's)
Revenues:
United States	$ 1,912,577	$ 1,651,474	$ 1,369,131
Canada	162,525	115,880	85,538
Europe	46,432	39,890	24,633
Other	35,463	22,532	18,269
Total	$ 2,156,997	$ 1,829,776	$ 1,497,571

While the dollar amount invested in emerging market joint ventures is only $5.8 million, these investments carry greater risk than amounts invested in developed markets.

*****
QUARTERLY FINANCIAL INFORMATION
(unaudited)

2005	1st Qtr.	2nd Qtr.	3rd Qtr.		4th Qtr.
	(In 000's, except per share data)

Revenues	$ 524,377	$ 512,327	$ 526,362		$ 593,931
Net Revenues	498,985	483,118	493,544		563,561
Non-Interest expenses	432,591	428,609	437,859	(1)	494,696
Income before income taxes	64,805	58,129	51,476		73,561
Net income	39,243	34,697	32,382		44,724
Net income per share - basic(2)	.53	.47	.44		.60
Net income per share - diluted	.52	.46	.43		.59
Dividends declared per share	.07	.08	.08		.08

2004	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In 000's, except per share data)

Revenues	$ 424,660	$ 491,373	$ 451,535	$ 462,209
Net Revenues	413,987	480,448	440,111	446,713
Non-Interest expenses	375,032	413,541	392,397	396,169
Income before income taxes	38,955	66,907	47,714	50,544
Net income(2)	24,230	43,068	29,613	30,664
Net income per share - basic	.33	.59	.40	.42
Net income per share - diluted(2)	.33	.58	.40	.41
Dividends declared per share(3)	.06	.06	.07	.07

(1)	Due to a reclassification of minority interest this amount is not the previously reported amount for the quarter.
(2)       Due to rounding the quarterly results do not add to the total for the year.
(3)       Adjusted for three-for-two stock split paid on March 24, 2004.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of its financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2005. KPMG LLP has audited this assessment of the Company’s internal control over financial reporting; their report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, is included in Item 8.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (including its significant subsidiaries) who are not Directors of the registrant are as follows:

Jennifer C. Ackart	41	Controller and Chief Accounting Officer

Barry S. Augenbraun	66	Senior Vice President and Corporate Secretary

Richard G. Averitt, III	60	Chairman and CEO - Raymond James Financial Services, Inc.

George Catanese	46	Senior Vice President and Chief Risk Officer

Tim Eitel	56	Chief Information Officer - Raymond James & Associates

Jeffrey P. Julien	49	Senior Vice President - Finance and Chief Financial Officer, Director and/or officer of several RJF subsidiaries

Paul L. Matecki	50	General Counsel, Director of Compliance - RJF

Richard K. Riess	56	Executive Vice President - RJF,
		CEO and Director of both Eagle and Heritage

Van C. Sayler	50	Senior Vice President - Fixed Income, Raymond James & Associates

Thomas R. Tremaine	49	Executive Vice President - Operations and Administration, Raymond James & Associates

Jeffrey E. Trocin	46	Executive Vice President - Equity Capital Markets, Raymond James & Associates

Dennis W. Zank	51	President - Raymond James & Associates

The information required by Item 10 relating to Directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the 2006 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 13, 2006.

ITEMS 11, 12, 13 AND 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant's definitive proxy statement for the 2006 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 13, 2006.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Exhibit Number	Description
3.1
Amended and restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State Florida on March 21, 2001, incorporated by reference to Exhibit 3.1 as filed with Form 10-K on December 21, 2001.

3.1.1	Articles of Amendment to Articles of Incorporation of Raymond James Financial, Inc., incorporated by reference to Exhibit 3 as filed with Form 10-Q on May 4, 2005.

3.2	Amended and restated By-Laws of the Company, as amended on August 26, 2004, filed herewith.

10.1*
Raymond James Financial, Inc. 2002 Incentive Stock Option Plan effective February 14, 2002, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-98537, filed August 22, 2002.

10.2*
Raymond James Financial, Inc. Restricted Stock Plan and Stock Bonus Plan effective October 1, 1999, incorporated by reference to Exhibits 4.1 and 4.2, respectively to Registration Statement on Form S-8, No. 333-74716, filed December 7, 2001.

10.3
Arrangement Agreement between Goepel McDermid Inc. as seller, and Raymond James Holdings (Canada), Inc. incorporated by reference to Exhibit 10 to Registration Statement on Form S-3, No. 333-51840, filed on December 14, 2000.

10.4	Mortgage Agreement for $75 million dated as of December 13, 2002 incorporated by reference to Exhibit No. 10 as filed with Form 10-K on December 23, 2002.

10.5*
Raymond James Financial, Inc.'s Stock Option Plan for Key Management Personnel effective November 21, 1996, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-103277, filed February 18, 2003.

10.6*	Raymond James Financial, Inc. 2003 Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-103280, filed February 18, 2003.

10.7	Form of Indemnification Agreement with Directors, incorporated by reference to Exhibit 10.18 as filed with Form 10-K on December 8, 2004.

10.8*
The 2005 Raymond James Financial, Inc. Restricted Stock Plan effective February 17, 2005, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-125214, filed May 25, 2005.

10.9	Amended and Restated Revolving Credit Agreement for $200 million dated as of October 13, 2005, filed herewith.

11	Computation of Earnings per Share is set forth in Note 20 of the Notes to the Consolidated Financial Statements in this Form 10-K.

14	Code of Ethics for Senior Financial Officers, incorporated by reference to Exhibit 10.18 as filed with Form 10-K on December 8, 2004.

21	List of Subsidiaries, filed herewith.

23	Consent of Independent Auditors.

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1C	Charter of the Audit Committee of the Board of Directors as revised on November 30, 2004, incorporated by reference to Exhibit 10.18 as filed with Form 10-K on December 8, 2004.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 14th day of December, 2005.
RAYMOND JAMES FINANCIAL, INC.
By /s/ THOMAS A. JAMES
Thomas A. James, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. JAMES	Chairman and Chief	December 14, 2005
Thomas A. James	Executive Officer, Director

/s/ CHET B. HELCK	President and Chief Operating Officer, Director	December 14, 2005
Chet B. Helck

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	December 14, 2005
Francis S. Godbold

/s/ JEFFREY P. JULIEN	Senior Vice President - Finance	December 14, 2005
Jeffrey P. Julien	and Chief Financial Officer

/s/ JENNIFER C. ACKART	Controller and Chief Accounting Officer	December 14, 2005
Jennifer C. Ackart

/s/ ANGELA M. BIEVER	Director	December 14, 2005
Angela M. Biever

/s/ JONATHAN A. BULKLEY	Director	December 14, 2005
Jonathan A. Bulkley

/s/ H. WILLIAM HABERMEYER	Director	December 14, 2005
H. William Habermeyer

/s/ PAUL W. MARSHALL	Director	December 14, 2005
Paul W. Marshall

/s/ KENNETH A. SHIELDS	Director	December 14, 2005
Kenneth A. Shields

/s/ HARDWICK SIMMONS	Director	December 14, 2005
Hardwick Simmons

/s/ ADELAIDE SINK	Director	December 14, 2005
Adelaide Sink

EXHIBIT 21

RAYMOND JAMES FINANCIAL, INC.
LIST OF SUBSIDIARIES

The following listing includes all of the registrant's subsidiaries as of September 30, 2005, which are included in the consolidated financial statements:

Entity Name	State/Country of Incorporation	Subsidiary or Joint Venture of
ASK-Raymond James Securities India Limited	India	HIL
Awad & Assoc., Inc.	Florida	RJF
Awad Asset Management, Inc.	Florida	RJF
Ballast Point Venture Partners, LLC	Florida	RJF
Ballast Point Venture Partners, LP	Florida	RJ Ventures, LLC
Canada, Inc. (CANCO) 3814041	Canada	RJF
EA Management I, LLC	Florida	RJF
Eagle Asset Management, Inc.	Florida	RJF
EB Management I, LLC	Florida	RJF
Gateway Institutional Fund Ltd.	Florida	Raymond James Tax Credit Funds, Inc.
Gateway Tax Credit Fund II, Ltd.	Florida	Raymond James Tax Credit Funds, Inc.
Gateway Tax Credit Fund III, Ltd.	Florida	Raymond James Tax Credit Funds, Inc.
Gateway Tax Credit Fund, Ltd.	Florida	Raymond James Tax Credit Funds, Inc.
Heritage Asset Management, Inc. ("HAM")	Florida	RJF
Heritage Fund Distributors LLC	Florida	RJA
Heritage Fund Distributors, Inc.	Florida	HAM
Heritage International Limited ("HIL")	Mauritius	RJIH
Nova Scotia 3051862	Canada	RJ Canada, Inc.
Nova Scotia 3051863	Canada	RJ Canada, Inc.
Planning Corporation Of America	Florida	RJA
Raymond James & Associates, Inc. ("RJA")	Florida	RJF
Raymond James Argentina Sociedad De Bolsa, S.A.	Argentina	RJSAH
Raymond James Bank, FSB	Florida	RJF
Raymond James Capital Inc.	Delaware	RJF
Raymond James Credit Corporation	Delaware	RJF
Raymond James Delta Capital	Argentina	RJSAH
Raymond James European Holdings, Inc. ("RJEH")	Florida	RJIH
Raymond James Financial International, Ltd. (U.K.)	U.K.	RJIH
Raymond James Financial Services, Inc. ("RJF")	Florida	RJF
Raymond James Financial, Inc.	Florida	N/A
Raymond James Geneva S.A.	Switzerland	RJF
Raymond James Global Securities, Limited	BVI	RJIH
Raymond James Holdings (Canada), Inc. ("RJH")	Canada	RJF
Raymond James International Holdings, Inc. ("RJIH")	Delaware	RJF
Raymond James Investment Services, Ltd.	U.K.	RJF
Raymond James Latin American Advisors Limited	BVI	RJSAH
Raymond James Ltd	Canada	RJ Holdings
Raymond James Ltd (USA), Inc.	Canada	RJ Holdings
Raymond James North Carolina Tax Credit Fund, LLC	Delaware	Raymond James Tax Credit Funds, Inc.
Raymond James Partners, Inc.	Florida	RJF
Raymond James Patrimoine, S.A.	France	RJIH
Raymond James Securities - Turkey (Raymond James Yatýrým Menkul Kýymetler A.S.)	Turkey	RJEH

Entity Name	State/Country of Incorporation	Subsidiary or Joint Venture of
Raymond James South American Holdings, Inc. ("RJSAH")	Florida	RJIH
Raymond James Tax Credit Fund 32 - A, LLC	Delaware	Raymond James Tax Credit Funds, Inc.
Raymond James Tax Credit Fund 32 - B, LLC	Delaware	Raymond James Tax Credit Funds, Inc.
Raymond James Tax Credit Fund XX, LP	Delaware	Raymond James Tax Credit Funds, Inc.
Raymond James Tax Credit Fund XXII, LLC	Delaware	Raymond James Tax Credit Funds, Inc.
Raymond James Tax Credit Fund XXV - A, LLC	Delaware	Raymond James Tax Credit Funds, Inc.
Raymond James Tax Credit Fund XXV - B, LLC	Delaware	Raymond James Tax Credit Funds, Inc.
Raymond James Tax Credit Funds, Inc.	Florida	RJF
Raymond James Trust Company	Florida	RJF
Raymond James Trust Company West	Washington	RJF
Residual Partners	Florida	RJF
RJ Canada LP	Alberta	Nova Scotia 3051863
RJ Canada, Inc.	Florida	RJF
RJ Capital Services, Inc. ("RJCS")	Delaware	RJF
RJ Communication, Inc.	Florida	RJF
RJ Delta Fund Management	Argentina	RJSAH
RJ Equities, Inc.	Florida	RJF
RJ Euro Equities	Ireland	RJA
RJ Government Securities, Inc.	Florida	RJF
RJ Holdings, Ltd.	Florida	Residual Partners
RJ Matador, LLC	Florida	RJF
RJ Mortgage Acceptance Corporation	Delaware	RJF
RJ Partners, Inc.	Florida	RJF
RJ Properties, Inc.	Florida	RJF
RJ Specialist Corporation	Florida	RJF
RJ Structured Finance, Inc.	Delaware	RJCS
RJ Ventures LLC	Florida	RJF
RJC Partners LP	Florida	RJC Partners, Inc.
RJC Partners, Inc.	Florida	RJF
RJEIF I, L.P.	Delaware	RJEIF, Inc.
RJEIF II, L.P.	Delaware	RJEIF, Inc.
RJEIF, Inc.	Delaware	RJF
Value Partners, Inc.	Florida	RJF

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Raymond James Financial, Inc.:

We consent to the incorporation by reference in the registration statements (No. 333-68821, 333-59449, 333-74716, 333-103280, 333-103277, 333-98537, and 333-125214) on Form S-8 and (No. 333-51840) on Form S-3 of Raymond James Financial, Inc. and subsidiaries of our reports dated December 14, 2005, with respect to the consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2005 and September 24, 2004, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2005, management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005 and the effectiveness of internal control over financial reporting as of September 30, 2005, which reports appear in the September 30, 2005 annual report on Form 10-K of Raymond James Financial, Inc.

Our report also refers to a change, in fiscal year 2003, in the Company’s method of accounting for stock-based compensation.

KPMG LLP

Tampa, Florida
December 14, 2005

EXHIBIT 31.1

CERTIFICATIONS

I, Thomas A. James, certify that:

1. I have reviewed this annual report on Form 10-K of Raymond James Financial. Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 14, 2005

/s/ THOMAS A. JAMES
Thomas A. James
Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Jeffrey P. Julien, certify that:

1. I have reviewed this annual report on Form 10-K of Raymond James Financial. Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 14, 2005

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial Officer

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

We hereby certify to the best of our knowledge that the Annual Report on Form 10-K of Raymond James Financial Inc. for the year ended September 30, 2005 containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Thomas A. James
Thomas A. James
Chief Executive Officer
December 14, 2005

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Chief Financial Officer
December 14, 2005