Form 10-Q
period 2005-12-31
RAYMOND JAMES FINANCIAL INC
filed 2006-02-09
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

75,183,363 shares of Common Stock as of February 7, 2006

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Unaudited)

	December 31,	September 30,
	2005	2005
	(in thousands)
Assets:
Cash and cash equivalents	$ 676,203	$ 998,749
Assets segregated pursuant to federal regulations - cash and cash equivalents	3,068,147	2,351,805
Securities owned:
Trading securities, at fair value	477,094	359,679
Available for sale securities, at fair value	171,203	187,549
Other investments	64,127	-
Receivables:
Brokerage clients, net	1,410,865	1,426,096
Stock borrowed	945,758	1,079,849
Bank loans, net	1,269,338	1,000,281
Brokers-dealers and clearing organizations	147,943	110,760
Other	248,065	241,527
Investments in real estate partnerships- held by variable interest entities	161,384	138,228
Property and equipment, net	140,324	137,555
Deferred income taxes, net	73,318	78,373
Deposits with clearing organizations	30,912	31,286
Goodwill	62,575	62,575
Investment in leveraged leases, net	11,589	11,808
Prepaid expenses and other assets	171,966	142,649

	$9,130,811	$8,358,769
Liabilities and Shareholders' Equity:
Loans payable	$ 291,590	$ 146,462
Loans payable related to real estate- owed by variable interest entities	144,453	144,780
Payables:
Brokerage clients	4,431,551	3,767,535
Stock loaned	1,090,362	1,115,595
Bank deposits	1,098,532	1,076,020
Brokers-dealers and clearing organizations	86,769	146,269
Trade and other	144,993	140,360
Trading securities sold but not yet purchased	108,801	134,595
Securities sold under agreements to repurchase	80,451	33,681
Accrued compensation, commissions and benefits	204,214	299,657
Income taxes payable	28,767	20,961

	7,710,483	7,025,915

Minority Interests	104,118	91,031

Shareholders' equity:
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
100,000,000 shares; issued 77,440,262 at	774	765
Dec. 31, 2005 and 76,567,089 at Sept. 30, 2005
Shares exchangeable into common stock; 285,325	5,493	5,493
at Dec. 31, 2005 and at Sept. 30, 2005
Additional paid-in capital	196,787	165,074
Retained earnings	1,117,858	1,082,063
Accumulated other comprehensive income	9,509	9,632
	1,330,421	1,263,027
Less: 839,281 and 1,256,281 common shares
in treasury, at cost	14,211	21,204
	1,316,210	1,241,823

	$9,130,811	$8,358,769

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,	December 31,
	2005	2004
Revenues:
Securities commissions and fees	$366,476	$357,469
Investment banking	29,714	28,505
Investment advisory fees	42,746	37,452
Interest	88,050	54,416
Net trading profits	5,857	9,752
Financial service fees	23,052	22,410
Other	19,452	14,373

Total revenues	575,347	524,377

Interest expense	48,811	25,392
Net revenues	526,536	498,985

Non-Interest Expenses:
Compensation, commissions and benefits	366,619	348,909
Communications and information processing	24,596	21,199
Occupancy and equipment costs	17,402	16,053
Clearance and floor brokerage	5,766	5,466
Business development	17,131	14,744
Other	24,202	26,220
Total non-interest expenses	455,716	432,591

Income before provision for income taxes	70,820	66,394

Provision for income taxes	26,226	25,562
Minority Interest	(515)	1,589
Net income	$ 45,109	$ 39,243
Net income per share-basic	$ 0.61	$ 0.53
Net income per share-diluted	$ 0.60	$ 0.52
Weighted average common shares
outstanding-basic	74,334	74,002
Weighted average common and common
equivalent shares outstanding-diluted	75,757	75,334

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)
(continued on next page)

	Three Months Ended
	December 31,	December 31,
	2005	2004
Cash Flows from operating activities:
Net Income	$ 45,109	$39,243
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	4,378	3,984
Excess tax benefits from stock-based payment arrangements	(733)	-
Deferred income taxes	5,055	(1,357)
Unrealized loss (gains), premium and discount amortization
on available for sale securities and other securities	159	(529)
Effectiveness of interest rate swaps accounted for as cash flow hedges	-	(3)
Loss on sale of property and equipment	636	230
Provision for legal proceedings, bad debts and other accruals	4,653	10,712
Stock-based compensation expense	5,155	3,897

(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(716,342)	(487,789)
Receivables:
Brokerage clients, net	15,160	(17,866)
Stock borrowed	134,091	530,901
Brokers-dealers and clearing organizations	(37,183)	(94,904)
Other	11,170	(7,835)
Trading securities, net	(143,209)	(69,099)
Investments in real estate partnerships-held by variable interest entities	(23,156)	-
Prepaid expenses and other assets	(25,648)	(33,501)

Increase (decrease) in operating liabilities:
Payables:
Brokerage clients	664,016	772,436
Stock loaned	(25,233)	(532,536)
Brokers-dealers and clearing organizations	(59,500)	4,104
Trade and other	2,587	(13,677)
Securities sold under agreements to repurchase	46,770	25,154
Accrued compensation, commissions and benefits	(95,443)	(51,514)
Income taxes payable	7,806	1,758
Minority Interest	13,087	2,383

Net cash (used in) provided by operating activities	(166,615)	84,192

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)
(continued from previous page)

	Three Months Ended
	December 31,	December 31,
	2005	2004

Cash Flows from investing activities:
Additions to property and equipment, net	(10,875)	(3,388)
Loan originations and purchases	(443,955)	(119,313)
Loan repayments	172,362	93,619
Purchases of other investments	(64,127)	-
Sale of available for sale securities	-	13,312
Purchases of available for sale securities	(2,308)	(19,213)
Available for sale securities maturations and repayments	18,460	19,119

Net cash used in investing activities	(330,443)	(15,864)

Cash Flows from financing activities:
Proceeds from borrowed funds	151,102	35,300
Repayments of mortgage and borrowings	(5,974)	(3,326)
Financing activity related to variable interest entities	3,711	-
Exercise of stock options and employee stock purchases	11,941	7,810
Increase (decrease) in bank deposits	22,512	(12,800)
Purchase of treasury stock	(128)	(83)
Cash dividends on common stock	(9,314)	(6,186)
Excess tax benefits from stock-based payment arrangements	733	-

Net cash provided by financing activities	174,583	20,715

Currency adjustment:
Effect of exchange rate changes on cash	(71)	1,751
Net decrease in cash and cash equivalents	(322,546)	(90,794)
Cash and cash equivalents at beginning of period	998,749	528,823

Cash and cash equivalents at end of period	$ 676,203	$ 619,617

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 48,317	$ 25,082
Cash paid for taxes	$ 12,935	$ 25,161

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2005

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Raymond James Financial, Inc. (“RJF”) and its consolidated subsidiaries that are generally controlled through a majority voting interest. RJF is a Florida-based holding company whose subsidiaries are engaged in various financial service businesses; as used herein, the term “the Company” refers to RJF and/or one or more of its subsidiaries. All material consolidated subsidiaries are 100% owned by the Company. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company also consolidates any variable interest entities (“VIEs”) for which it is the primary beneficiary. Additional information is discussed in Note 4 below. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted. Pursuant to GAAP, these unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005. To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to the unaudited condensed consolidated financial statements of the prior period to conform to the current period presentation.

On December 1, 2005 the Company’s Board of Directors approved a change in the Company’s fiscal year from the last Friday in September of each year to September 30 of each year. This change also applies to the Company’s fiscal quarters.

Note 2 - Effects of Recently Issued Accounting Standards:

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” on the guidance on how general partners in a limited partnership should determine whether they control a limited partnership. This consensus is effective for general partners of all new limited partnerships formed, and for existing limited partnerships for which the partnership agreements are modified, subsequent to the date of the ratification of this consensus (June 29, 2005). The guidance in this issue is effective for general partners in all other limited partnerships no later than the beginning of the Company’s fiscal year 2007. The Company adopted this EITF for partnerships created or modified after June 29, 2005, the impact of which was not material to its consolidated financial statements, and is currently evaluating the potential impact of this EITF for partnerships created prior to June 29, 2005.

In March 2004, the FASB ratified the consensus reached by the EITF in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on the guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This consensus ratified by the FASB in March 2004 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1.” The guidance in paragraphs 10-20 of EITF 03-1 has subsequently been replaced by guidance in FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP nullifies certain requirements of Issue 03-1. The guidance in this FSP is effective in the Company’s fiscal second quarter of 2006. The Company does not believe that the impact of adopting the provisions of this EITF will be material to its consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements”. The Statement changes the accounting for, and reporting of, a change in accounting principle. Statement 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Statement 154 is effective for accounting changes and corrections of errors beginning in the Company’s fiscal year 2007. The Company is currently evaluating the impact of adoption of SFAS 154.

Note 3 - Trading Securities And Trading Securities Sold But Not Yet Purchased:

	December 31, 2005		September 30, 2005
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)
Marketable:
Equities	$ 32,562	$ 17,253	$ 32,237	$ 30,256
Municipal obligations	193,413	-	177,984	17
Corporate obligations	143,263	48	27,830	2,285
Government obligations	53,155	43,823	42,009	99,465
Agencies	36,068	43,454	60,445	84
Derivative Contracts	11,393	4,223	12,795	2,488
Other	2,419	-	2,019	-
Non-marketable	4,821	-	4,360	-
	$477,094	$108,801	$359,679	$134,595

Mortgage backed trading securities of $52.3 million and $79.8 million at December 31, 2005 and September 30, 2005, respectively, are included in government obligations and agencies in the table above. Mortgage backed securities sold but not yet purchased of $43.5 million and $84,000 at December 31, 2005 and September 30, 2005, respectively, are included in government obligation and agencies in the table above.

Note 4 - Variable Interest Entities (“VIEs”):

Under the provisions of FIN 46R the Company has determined that Raymond James Employee Investment Funds I and II (the “EIF Funds”), Comprehensive Software Systems, Inc. (“CSS”), certain entities in which Raymond James Tax Credit Funds, Inc. (“RJTCF”) owns variable interests, and various partnerships involving real estate are VIEs. Of these, the Company has determined that the EIF Funds and certain tax credit fund partnerships/LLCs should be consolidated in the financial statements.

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $17.6 million at December 31, 2005. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the loans funded to the employee investors. At December 31, 2005, that exposure is approximately $11.2 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. CSS is currently funded by capital contributions and loans from its other owners. CSS had assets of $5.2 million at December 31, 2005. The Company's exposure to loss is limited to its capital contributions. The Company is not the primary beneficiary of CSS and accounts for its investment using the equity method of accounting.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 36 individual tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits. As of December 31, 2005, 35 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 1%.

RJTCF has concluded it is the primary beneficiary in approximately one third of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $231.6 million at December 31, 2005. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its advances to these funds. At December 31, 2005, that exposure is approximately $14.6 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate its financial interests in these funds. The Company's exposure to loss is limited to its advances to those funds. At December 31, 2005, that exposure is approximately $12.1 million.

The sole remaining tax credit housing fund which has been determined not to be a VIE and is wholly owned by RJTCF and is included in the Company’s consolidated financial statements. This wholly owned tax credit housing fund typically holds interests in certain tax credit limited partnerships for less than 90-days and has assets of approximately $4.1 million at December 31, 2005.

As of December 31, 2005, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. The Company is not the primary beneficiary of these partnerships and accordingly the Company does not consolidate its financial interests in these partnerships. These partnerships have assets of approximately $27 million at December 31, 2005. The Company's exposure to loss is limited to its capital contributions. The carrying value of the Company's investment in these partnerships is immaterial at December 31, 2005.

Note 5 - Borrowings:

Loans payable at December 31, 2005 and September 30, 2005 are presented below:

	December 31, 2005	September 30, 2005
	(in 000's)
Short-term Borrowings:
Borrowings on lines of credit (1)	$ 1,151	$ 5,338
Current portion of mortgage notes payable	2,635	2,604
Federal home loan bank advances	150,000	-
Total short-term borrowings	153,786	7,942

Long-term Borrowings:
Mortgage notes payable (2)	67,804	68,520
Federal home loan bank advances (3)	70,000	70,000
Total long-term borrowings	137,804	138,520

Total borrowings	$291,590	$146,462

(1)
The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars. At December 31, 2005, the aggregate lines were $660 million and CDN$40 million, respectively, of which $1.2 million was outstanding. The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. For the three months ended December 31, 2005, interest rates on the lines of credit ranged from 4.50% to 5.82%. For the three months ended, December 31, 2004 interest rates on the lines of credit ranged from 2.50% to 4.25%.

(2)
Mortgage notes payable is comprised of a mortgage loan for the financing of the Company's home office complex and a note for the financing of the office for a foreign subsidiary. The mortgage bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $75,821,000 at December 31, 2005. A new building was purchased for $1,643,000 in April 2005 for a foreign subsidiary’s office in India and was financed with a note bearing 8.25% interest and is secured by the land and building.

(3)
RJBank has $220 million in Federal Home Loan Bank ("FHLB") advances outstanding at December 31, 2005, which are comprised of $150 million short-term, floating rate and $70 million long-term, fixed rate advances. The short-term, floating rate advances currently bear interest at rates ranging from 4.37% to 4.39%. The long-term, fixed rate advances bear interest at rates ranging from 2.37% to 5.67%. The outstanding FHLB advances mature between March 2006 and October 2014. These advances are secured by a blanket lien on the Bank's residential loan portfolio issued to FHLB at December 31, 2005.

Note 6 - Stock Based Compensation:

At December 31, 2005, the Company had multiple stock-based employee compensation plans, which are described below. The Company issues new shares under all plans approved by shareholders. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements given that it adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002 using the modified prospective application transition method within the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Fixed Stock Option Plans

The Company has two qualified and three non-qualified fixed stock option plans. Under the 2002 Incentive Stock Option Plan, one of the Company’s qualified plans, the Company may grant options to its management personnel for up to 6,000,000 shares of common stock. The 2002 Plan was established to replace, on substantially the same terms and conditions, the 1992 Plan. As of December 31, 2005, the 1992 Plan still has options outstanding. Options are granted to key administrative employees and Financial Advisors of Raymond James & Associates, Inc. who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time, disabled or recently retired.

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

The Company’s net income for the three months ended December 31, 2005 includes $1.9 million of compensation costs and $0.2 million of income tax benefits related to the Company’s five fixed stock option plans. The Company’s net income for the three months ended December 31, 2004 includes $2.6 million of compensation costs and $0.2 million of income tax benefits related to the Company’s five fixed stock option plans.

These amounts may not be representative of future stock-based compensation expense since the estimated fair value of stock options is amortized to expense straight line over the vesting period and additional options may be granted in future years. The fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in the three months ended December 31, 2005 and 2004:

	Three Months Ended
	December 31, 2005	December 31, 2004
Dividend Yield	1.20%	1.10%
Expected Volatility	29.38%	38.54%
Risk-free Interest Rate	4.36%	3.67%
Expected Lives	4.9 yrs	5.1 yrs

The dividend yield assumption is based on the Company’s current declared dividend as a percentage of the stock price. The expected volatility assumption for the current period is based on the Company’s historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, and (3) the annualized volatility of the price of the Company’s stock over its entire history. The expected volatility used by the Company in the prior period presented was based on the annualized volatility of the price of the Company’s stock over its entire history. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant of the options. The expected lives assumption is based on the average of (1) the assumption that all outstanding options will be exercised at the midpoint of their vesting date and full contractual term and (2) the assumption that all outstanding options will be exercised at their full contractual term.

A summary of option activity of the Company's five fixed stock option plans for the three months ended December 31, 2005 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at
October 1, 2005	4,700,114	$ 22.45	-	-
Granted	1,310,075	35.86	-	-
Exercised	(535,446)	20.18	-	-
Canceled	(21,969)	23.73
Expired	(1,500)	20.92	-	-
Outstanding at
December 31, 2005	5,451,274	$25.89	3.14	$64,219,903
Options exercisable at
December 31, 2005	1,198,114	$21.70	1.08	$19,135,379

As of December 31, 2005, there was $24.7 million of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of approximately three years. The weighted average grant date fair value of stock options granted during the three months ended December 31, 2005 and 2004 was $10.69 per share and $9.03 per share, respectively. The total intrinsic value of stock options exercised during the three months ended December 31, 2005 and 2004 was $8.2 million and $5.9 million, respectively. The total grant date fair value of stock options vested during the three months ended December 31, 2005 and 2004 was $6.4 million and $8.7 million, respectively.

Cash received from stock option exercises for the three months ended December 31, 2005 was $10.6 million. The actual tax benefit realized for the tax deductions from option exercise of the Company’s fixed stock option plans was $1.1 million for the three months ended December 31, 2005.

Restricted Stock Plan

Under the 2005 Restricted Stock Plan the Company is authorized to issue up to 1,500,000 restricted shares of common stock to employees and independent contractors. The 2005 Plan was established to replace, on substantially the same terms and conditions, the 1999 Plan. Awards under this plan may be granted by the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management growth, and/or profitability of the Company. These shares are forfeitable in the event of termination other than for death, disability or retirement. The compensation cost is recognized over the vesting period of the shares and is calculated as the market value of the shares on the date of grant. The following activity occurred during the three months ended December 31, 2005:

		Weighted
		Average
		Grant Date
	Shares	Fair Value ($)
Nonvested at
October 1, 2005	681,362	$ 24.03
Granted	435,495	32.55
Vested	(28,701)	20.16
Canceled	-	-
Nonvested at
December 31, 2005	1,088,156	$27.53

The Company’s net income for the three months ended December 31, 2005 includes $1.4 million of compensation costs and $0.5 million of income tax benefits related to the Company’s Restricted Stock Plan. The Company’s net income for the three months ended December 31, 2004 includes $835,000 of compensation costs and $0.3 million of income tax benefits related to this plan.

As of December 31, 2005, there was $17.2 million of total unrecognized compensation cost related to grants under the Company’s Restricted Stock Plan. These costs are expected to be recognized over a weighted average period of approximately 3.8 years. The total fair value of shares vested under this plan during the three months ended December 31, 2005 was $547,000.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan, the Company is authorized to issue up to 2,250,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plan, and its expired predecessor plan, the Company sold 36,064 and 37,883 shares to employees during the three months ended December 31, 2005 and 2004, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $201,000 and $169,000 during the three months ended December 31, 2005 and 2004, respectively.

Stock Bonus Plan

The Company's 1999 Stock Bonus Plan authorizes the Company to issue up to 1,500,000 restricted shares to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000. The determination of the number of shares to be granted may encompass a discount from market value at the discretion of the Compensation Committee of the Board of Directors. Under the plan the shares are generally restricted for a three year period, during which time the shares are forfeitable in the event of voluntary termination. The compensation cost is recognized over the three-year vesting period based on the market value of the shares on the date of grant. The following activity occurred during the three months ended December 31, 2005:

		Weighted
		Average
		Grant Date
	Shares	Fair Value ($)
Nonvested at
October 1, 2005	574,684	$ 26.07
Granted	262,090	37.31
Vested	(176,312)	20.92
Canceled	(1,585)	-
Nonvested at
December 31, 2005	658,877	$31.98

The Company’s net income for the three months ended December 31, 2005 includes $1.7 million of compensation costs and $0.6 million of income tax benefits related to the Company’s Stock Bonus Plan. The Company’s net income for the three months ended December 31, 2004 includes $417,000 of compensation costs and $0.2 million of income tax benefits related to this plan.

As of December 31, 2005, there was $15 million of total unrecognized compensation cost related to grants under the Company’s Stock Bonus Plan. These costs are expected to be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested under this plan during the three months ended December 31, 2005 was $3.7 million.

Note 7 - Commitments and Contingencies:

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta and Continental). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustees for the debt holders are unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta Airlines filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge during the three months ended September 30, 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company also took a $4 million pretax charge in the 2004 fiscal year to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the event of a material modification to the lease or foreclosure of the aircraft by the debt holders, certain of the Company’s deferred tax payments of up to approximately $8.5 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings.

The Company also has an outstanding leveraged lease with Continental valued at $11.6 million as of December 31, 2005. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in September 2013.

Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. Given the difficult economic environment for the airline industry, the Company is closely monitoring this investment for specific events or circumstances that would allow for a reasonable estimation of any potential impairment.

Raymond James Bank, F.S.B ("RJBank") has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit outstanding are as follows:

	December 31, 2005	September 30, 2005
	(in 000's)

Standby letters of credit	$ 17,460	$ 15,933
Consumer lines of credit	21,776	21,326
Commercial lines of credit	275,539	168,804
Unfunded loan commitments - variable rate	313,884	288,169
Unfunded loan commitments - fixed rate	6,275	11,402

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of December 31, 2005, $17.5 million of such letters of credit were outstanding. Of the letters of credit outstanding, $16.4 million are underwritten as part of a larger corporate credit relationship, and the remaining $1.1 million are fully secured by cash or securities. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

At December 31, 2005 and September 30, 2005, no securities were pledged by RJBank as collateral with the FHLB for advances. In lieu of pledging securities as collateral for advances, RJBank provided the FHLB with a lien against RJBank's portfolio of residential mortgage loans.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a 13 year term with a five-year renewal option and a 4% annual escalator. Expenses of $707,313 and $680,109 were recognized in the three months ended December 31, 2005 and 2004, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at December 31, 2005 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At December 31, 2005 and September 30, 2005, the Company had client margin securities valued at $92.6 million and $93.4 million, respectively, on deposit with a clearing organization.

The Company has guaranteed lines of credit for various foreign joint ventures as follows: two lines of credit totaling $11 million in Turkey and one line of credit totaling $1.25 million in Argentina. At December 31, 2005, there were no outstanding balances on these lines of credit. The Company has also from time to time authorized guarantees for the completion of trades with counterparties in Argentina and Turkey: at December 31, 2005 there were outstanding guarantees for a maximum of $5 million in Turkey and no guarantees were outstanding for Argentina.

The Company has committed a total of $36.9 million, in amounts ranging from $200,000 to $1.5 million, to 37 different independent venture capital or private equity partnerships. As of December 31, 2005, the Company had invested $27.3 million of that amount. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $10.7 million as of December 31, 2005.

The Company is the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At December 31, 2005, the Company has $5.1 million committed to these funds.

At December 31, 2005, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of collateral (in 000's):
Securities purchased under agreements to resell	$ 122,648
Securities received in securities borrowed vs. cash transactions	957,143
Collateral received for margin loans	1,317,750
Total	$2,397,541

During the quarter certain collateral was repledged. At December 31, 2005, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of collateral and trading securities (in 000's):
Securities purchased under agreements to resell	$ 122,648
Securities received in securities borrowed vs. cash transactions	945,758
Collateral received for margin loans	331,554
Total	$1,399,960

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

The Company guarantees the existing mortgage debt of Raymond James & Associates, Inc. ("RJA") of approximately $69 million. The Company may guarantee interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to or guarantee obligations of RJTCF of up to $90 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At December 31, 2005, cash funded to invest in either loans or investments in project partnerships was $40.7 million. In addition, at December 31, 2005, RJTCF is committed to additional future fundings of $36.2 million related to project partnerships that have not yet been sold to various tax credit funds.

The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business.  Like others in the retail securities industry, the Company experienced a significant increase in the number of claims seeking recovery due to portfolio losses in the early 2000's. During the past two years, the number of claims has declined but is still above long-term historic levels.

As previously reported, RJF and Raymond James Financial Services, Inc. ("RJFS") are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. In July 2005, RJFS paid approximately $24 million in a settlement with approximately 380 claimants in this litigation, representing approximately two-thirds of the outstanding claims. The Company estimates that the value of the claims resolved also represents approximately two-thirds of the value of the total claims and has made adjustments to its litigation reserves to give effect to the estimated impact of the settlement. Several of the arbitration claims relating to this matter had been previously settled by RJFS for amounts consistent with its evaluation of those claims. The remaining lawsuits are pending in five state courts; three of the suits have been consolidated for pretrial purposes, and one of those has been set for trial in October 2006. Appeals of orders denying motions to compel arbitration of approximately one half of these claims are still pending. Initial motions to compel arbitration of some of the plaintiffs' claims in the two non-consolidated cases are pending.

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

Note 8 - Capital Transactions:

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended December 31, 2005:

	Number of	Average
Period	Shares Purchased (1)	Price Per Share

October 1, 2005 - October 31, 2005	2,562	$31.28
November 1, 2005 - November 30, 2005	615	37.17
December 1, 2005 - December 31, 2005	649	38.11
Total	3,826	$33.39

(1)
The Company does not have a formal stock repurchase plan. Shares are repurchased at the discretion of management pursuant to prior authorization from the Board of Directors. On May 20, 2004, the Board of Directors authorized purchases of up to $75 million. Since that date 84,566 shares have been repurchased for a total of $2.0 million, leaving $73.0 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock reaches or approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. During the quarter ended, December 31, 2005, the Company only purchased shares that were surrendered by employees as payment for option exercises.

Note 9 - Regulation and Capital Requirements:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the NYSE, is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not to exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which both RJA and RJFS have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at December 31, 2005 and September 30, 2005 was as follows:

	December 31,	September 30,
	2005	2005
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	24.6%	27.8%
Net capital	$ 341,041	$ 372,615
Less: required net capital	(27,726)	(26,804)
Excess net capital	$ 313,315	$ 345,811

At December 31, 2005 and September 30, 2005, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at December 31, 2005 and September 30, 2005 was as follows:

	December 31,	September 30,
	2005	2005
Raymond James Financial Services, Inc.:	(in 000's)
(alternative method elected)
Net capital	$ 38,951	$ 41,851
Less: required net capital	(250)	(250)
Excess net capital	$ 38,701	$ 41,601

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning Level 1 or Level 2 at December 31, 2005 or September 30, 2005.

The Risk Adjusted Capital of RJ Ltd. was CDN$28,092,894 and CDN$25,482,000 at December 31, 2005 and September 30, 2005, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of December 31, 2005 and September 30, 2005, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJBank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of December 31, 2005:
Total capital (to
risk-weighted assets)	$ 177,972	21.0%	$67,819	8.0%	$84,774	10.0%
Tier I capital (to
risk-weighted assets)	167,843	19.8%	33,910	4.0%	50,864	6.0%
Tier I capital (to
average assets)	167,843	11.3%	59,597	4.0%	74,496	5.0%

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of September 30, 2005:
Total capital (to
risk-weighted assets)	$ 173,466	24.9%	$55,685	8.0%	$69,606	10.0%
Tier I capital (to
risk-weighted assets)	165,874	23.8%	27,842	4.0%	41,764	6.0%
Tier I capital (to
average assets)	165,874	12.6%	52,628	4.0%	65,785	5.0%

Note 10 - Earnings Per Share:

The following table presents the computation of basic and diluted earnings per share (in 000’s, except per share amounts):

	Three Months Ended
	December 31,	December 31,
	2005	2004

Net income	$ 45,109	$ 39,243

Weighted average common shares
outstanding during the period	74,334	74,002

Dilutive effect of stock options and awards (1)	1,423	1,332

Weighted average diluted common
shares (1)	75,757	75,334

Net income per share - basic	$ 0.61	$ 0.53

Net income per share - diluted (1)	$ 0.60	$ 0.52

Securities excluded from weighted average
common shares because their effect
would be antidulitive	-	20

(1)
Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock options and awards.

Note 11 - Other Comprehensive Income:

Total comprehensive income for the three months ended December 31, 2005 and December 31, 2004 is as follows (in 000's):

	Three Months Ended
	December 31,	December 31,
	2005	2004
Net income	$ 45,109	$ 39,243
Other comprehensive income:
Unrealized (loss) gain on securities available for sale, net of tax	(86)	143
Unrealized gain on interest rate swaps accounted for as cash flow hedges, net of tax	34	357
Foreign currency translation adjustment	(71)	2,190

Total comprehensive income	$ 44,986	$ 41,933

Note 12 - Derivative Financial Instruments:

The Company makes limited use of derivative financial instruments in certain of its businesses. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, while others are used in the conduct of the Company’s fixed income business.

The Company uses interest rate derivative contracts, primarily interest rate swaps, as part of its fixed income business. The Company enters into interest rate swaps to reduce interest rate risk associated with maintaining certain fixed income trading inventories. The Company also enters into interest rate swaps with institutional clients to assist them with their management of interest rate risk. The Company reduces its exposure to interest rate risk arising from such client transactions by entering into offsetting interest rate derivative contracts with market counterparties. All positions are marked to market with the gain or loss, and the related interest recorded in Net Trading Profits within the statement of operations for the period. Any collateral exchanged as required by collateral support agreements in conjunction with certain interest rate derivatives is recorded in Broker Receivables and Payables within the statement of financial condition for the period. At December 31, 2005 and September 30, 2005, the Company had outstanding interest rate derivative contracts with notional amounts of $1.9 billion and $1.7 billion, respectively. The notional amount of an interest rate swap is not a principal amount and does not change hands; it is simply used as a reference to calculate the exchange of interest payments. Accordingly, the notional amount of the Company’s interest rate derivatives outstanding at December 31, 2005 significantly exceeds the likely possible losses that could arise from such transactions. The net market value of all open interest rate derivative positions at December 31, 2005 and September 30, 2005 was $7 million and $10 million, respectively.

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management has used derivative financial instruments to hedge exposure to the variability of its interest payments, by entering into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At December 31, 2005 September 30, 2005, RJBank was party to $6.2 million and $11.5 million, respectively, in notional amount of interest rate swap agreements, and had securities and cash of $700,000 and $900,000 million, respectively, pledged or held as interest-bearing collateral for such agreements.

Changes in the fair value of a derivative that is highly effective, as defined by SFAS 133, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in income or expense at the end of each reporting period. For purposes of the statement of cash flows, any ineffectiveness resulting from the cash flow hedge is subtracted or added back in the reconciliation of net income to cash provided by operating activities at the end of each reporting period. When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value in the statement of financial condition, and recognizes any changes in its fair value in earnings. For the three months ended December 31, 2005 and 2004, RJBank had an immaterial impact on the Condensed Consolidated Statement of Operations from ineffective cash flow hedges and transition adjustments. The net amount of the existing unrealized losses expected to be reclassified into pretax earnings within the next 12 months was immaterial at December 31, 2005 and September 30, 2005.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company performs a credit evaluation of counterparties prior to entering into swap transactions. Currently, the Company anticipates that all counterparties will be able to fully satisfy their obligations under those agreements. The Company may require collateral from counterparties to support these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. However, state laws prohibit certain municipalities and other governmental entities from posting collateral in these transactions. For additional discussion regarding the Company’s objectives and strategies relative to derivative instruments in the context of the Company’s overall risk management strategy, refer to the Market Risk section in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in the Company's Annual Report on Form 10-K.

Note 13 - Segment Information:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Reclassifications have been made in the segment disclosures for the three months ended December 31, 2004 to conform to the current period presentation.

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

RJ Bank is a separate segment, which provides consumer, residential, and commercial loans, as well as FDIC-insured deposit accounts to clients of the Company's broker-dealer subsidiaries and to the general public.

The Emerging Markets segment includes various joint ventures in Argentina, India, Turkey, and Uruguay. These joint ventures operate in securities brokerage, investment banking and asset management.

The Stock Loan/Borrow segment involves the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary.

The Other segment includes various investments of RJF.

Information concerning operations in these segments of business is as follows (in 000's):

	Three Months Ended
	December 31,	December 31,
	2005	2004
	(000's)
Revenues:
Private Client Group	$ 375,745	$ 339,948
Capital Markets	106,604	117,019
Asset Management	46,950	39,955
RJBank	17,854	8,983
Emerging Markets	13,809	9,210
Stock Loan/Borrow	11,616	6,825
Other	2,769	2,437
Total	$ 575,347	$ 524,377

Income Before Provision for Income Taxes and Minority Interest:
Private Client Group	$ 36,811	$ 30,783
Capital Markets	14,575	17,309
Asset Management	11,014	8,383
RJBank	3,201	3,252
Emerging Markets	2,210	1,046
Stock Loan/Borrow	2,224	1,046
Other	1,300	2,986
Pre-tax Income	71,335	64,805

Minority Interest	(515)	1,589

Total	$ 70,820	$ 66,394

The following table presents the Company's total assets on a segment basis:

	December 31,	September 30,
	2005	2005
	(000's)
Total Assets:
Private Client Group *	$ 5,161,088	$ 4,528,048
Capital Markets **	981,225	1,032,815
Asset Management	57,828	74,418
RJBank	1,504,229	1,327,675
Emerging Markets	103,680	91,550
Stock Loan/Borrow	1,112,820	1,147,314
Other	209,941	156,949
Total	$ 9,130,811	$ 8,358,769

*	Includes $46 million of goodwill allocated pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets".
**	Includes $17 million of goodwill allocated pursuant to SFAS No. 142.

The Company has operations in the United States, Canada, Europe and joint ventures in India, Turkey, and Argentina. Substantially all long-lived assets are located in the United States. The following table represents revenue by country for the three months ended December 31, 2005 and 2004 (in 000’s).

	Three Months Ended
	December 31,	December 31,
	2005	2004
	(000's)
Revenues:
United States	$ 492,894	$ 468,079
Canada	54,655	36,878
Europe	15,273	11,588
Other	12,525	7,832
Total	$ 575,347	$ 524,377

While the dollar amount invested in emerging market joint ventures is only $5.2 million, these investments carry greater risk than amounts invested in developed markets.

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

The Company’s overall financial results continue to be highly and directly correlated to the direction and activity levels of the U.S. equity markets. In spite of the consistent increases in short-term interest rates, the U.S. equity markets performed reasonably well in the most recent quarter. If favorable market conditions continue, positive recruiting results in the private client group, a reasonable pipeline in investment banking and good asset management performance should augur well for continued strong revenues.

Results of Operations - Three Months Ended December 31, 2005 Compared with the Three Months Ended December 31, 2004

Total Company

Net revenues of $526.5 million represented a 6% increase over the prior year quarter, with all revenue categories except trading profits showing an increase. Largely on the strength of higher net interest earnings, the Company recorded its second consecutive quarter of record earnings. Net income of $45.1 million, or $.60 per diluted share, was 15% above the prior year quarter. Non-interest expenses rose 5%, representing increased variable compensation and normal support cost growth. The Company realized the benefit of operating leverage, although the current quarter was aided by lower legal expenses, incentive compensation accrual adjustments and a lower income tax rate.

Segments

The Company currently operates through the following seven business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and various corporate investments combined in the "Other" segment.

The following tables present the revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Three Months Ended
	December 31,	December 31,	Dollar	Percentage
	2005	2004	Change	Change
Revenues:
Private Client Group	$ 375,745	$ 339,948	$ 35,797	11%
Capital Markets	106,604	117,019	(10,415)	(9%)
Asset Management	46,950	39,955	6,995	18%
RJBank	17,854	8,983	8,871	99%
Emerging Markets	13,809	9,210	4,599	50%
Stock Loan/Stock Borrow	11,616	6,825	4,791	70%
Other	2,769	2,437	332	14%
Total	$ 575,347	$ 524,377	$ 50,970	10%

	Three Months Ended
	December 31,	December 31,	Dollar	Percentage
	2005	2004	Change	Change
Income Before Provision for Income Taxes and Minority Interest:
Private Client Group	$ 36,811	$ 30,783	$ 6,028	20%
Capital Markets	14,575	17,309	(2,734)	(16%)
Asset Management	11,014	8,383	2,631	31%
RJBank	3,201	3,252	(51)	(2%)
Emerging Markets	2,210	1,046	1,164	111%
Stock Loan/Stock Borrow	2,224	1,046	1,178	113%
Other	1,300	2,986	(1 ,686)	(56%)
Pre-tax Income	71,335	64,805	$ 6,530	10%

Minority Interest	(515)	1,589	(2,104)	(132%)

Total	$ 70,820	$ 66,394	$ 4,426	7%

Private Client Group

The Private Client Group segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom. The Private Client Group Financial Advisors provide securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments and insurance products. This segment accounts for the majority of the Company's revenues (65% of total company revenues for the three months ended December 31, 2005). It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances. The Company charges commissions to its Private Client Group clients based on commission schedules or through asset-based fee alternatives that clients can elect as an alternative to traditional commissions.

The success of the Private Client Group is dependent upon the quality and integrity of its Financial Advisors and other associates and the Company's ability to attract, retain, and motivate a sufficient number of these associates. The Company faces competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. The Company currently offers several alternatives for Financial Advisors ranging from the traditional branch setting, under which the Financial Advisors are employees of the Company and the costs associated with running the branch are incurred by the Company, to the independent contractor model, under which the Financial Advisors are responsible for all of their own direct costs. Accordingly, the independent contractor Financial Advisors are paid a larger percentage of commissions and fees. By offering alternative models to potential and existing Financial Advisors, the Company is able to effectively compete with other brokerage firms for qualified Financial Advisors, as Financial Advisors can choose the model that best suits their practice and profile. As of December 31, 2005 the Company had 4,661 Private Client Group Financial Advisors. For the past two years, the Company has focused on increasing its minimum production standards and recruiting Financial Advisors with high average production. The following table presents a summary of Private Client Group Financial Advisors as of the periods indicated:

	December 31,	December 31,
	2005	2004
Private Client Group - Financial Advisors:
Traditional Branch	1,170	1,072
Independent Contractor *	3,491	3,508
Total Financial Advisors	4,661	4,580

* Prior year quarter is restated to reflect a change in the definition of a producing Financial Advisor.

The Private Client Group (“PCG”) results reflect an increase of 20% in pre-tax income over the same quarter in the prior year with only a 6% increase in net revenues. In large part, this is a result of significantly lower legal expenses; such expenses in the prior year were related to a few significant cases which have now been substantially settled or adequately reserved for. Commission revenue in this segment was up 4% over the prior year, the result of an increase of 81 (2%) in the number of Financial Advisors. Recruiting has been active in the domestic employee division, with notable success in recruiting large producers. This can be expected to improve average firm production but has also led to a 7% increase in commission expense as large producers command significant front end bonuses and are paid at higher payout brackets. Also contributing to increased payouts is the growth in the RJ Ltd. independent contractor division over the prior year. As a combined result of these factors, commission expense as a percentage of commission income is up more than one percentage point. Business development expense increased 20% over the same quarter prior year, predominantly related to expenses associated with recruiting and increased advertising. All other expenses increased at a rate less than the increase in gross revenue. Net interest income is $2 million greater than in the prior year quarter ended December due to a combination of the increased interest rate environment and increased client net credit balances. PCG margins on net revenue increased from 9.3% to 10.5%.

	Three Months Ended
	December 31,	December 31,
	2005	2004
	($ in millions)
Client Margin Accounts:
Average Balance	$ 1,138	$ 1,107
Average Rate	6.95%	4.90%

Assets Segregated:
Average Balance	$ 2,571	$ 2,228
Average Rate	4.04%	1.97%

Client Interest Program:
Average Balance	$ 3,026	$ 2,767
Average Rate	3.26%	1.17%

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

Domestic institutional commissions declined $11 million in Fixed Income and $4 million in Equity Capital Markets from the same quarter prior year. Fixed Income commissions remained weak in the rising interest rate, flat yield curve environment. Equity Capital Markets commissions are lower in comparison to an unusually strong December quarter in the prior year. Commission levels were up in both the European institutional offices (nearly $2 million) and in RJ Ltd’s capital markets division (over $4 million). RJ Ltd had a strong underwriting quarter, with 14 deals vs. 8 deals in the prior December, resulting in investment banking fees more than doubling and exceeding $9 million. RJ Ltd’s trading profits nearly tripled, reaching $2.2 million. Both reflect the positive market environment in Canada. The number of domestic managed/co-managed corporate underwritings was essentially flat (27 vs. 26), resulting in flat investment banking fee revenue of $19 million. Fixed Income had considerably lower investment banking fee revenue ($500,000 vs. $3 million in the prior year quarter) and trading profits were $2.9 million vs. $ 9.2 million in the prior year quarter. Incentive compensation expense was $12.5 million, or 40%, lower than in the prior year, with approximately one fourth of the decrease in the domestic equity capital markets division and the remaining three-fourths in the fixed income division. All other expenses increased modestly reflecting Consumer Price Index based raises and general support cost growth.

	Three Months Ended
	December 31,	December 31,
	2005	2004
Number of managed/co-managed public equity offerings:
US	27	26
Canada	14	8

Total dollars raised (in 000's):
US	$5,052,000	$5,334,000
Canada (in U.S. dollars)	220,000	51,000

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

	Dec 31,	June 24,	March 24,	Dec. 31,
	2005	2005	2005	2004
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$11,583,998	$11,198,226	$10,722,299	$10,393,956
Heritage Family of Mutual Funds	8,587,468	8,439,054	8,517,701	8,533,528
Raymond James Consulting Services	6,886,746	6,192,639	5,794,133	5,632,472
Awad Asset Management	1,189,863	1,189,450	1,423,757	1,560,230
Freedom Accounts	3,052,367	1,956,063	1,523,684	1,264,874
Total Assets Under Management	$31,300,442	$28,975,432	$27,981,574	$27,385,060

Less: Assets Managed for other internal Asset Management Entities	3,250,683	2,807,011	2,536,049	2,313,716

Total Third Party Assets Under Management	$28,049,759	$26,168,421	$25,445,525	$25,071,344

Trust Company Assets Under Administration	$ 1,155,358	$ 1,041,895	$ 1,032,794	$ 1,055,572

Investment Advisory fees increased 16%, with assets under management up 12% over the prior year. Assets under management increased approximately $1.2 billion in both Eagle Asset Management (proprietary asset management) and Raymond James Consulting Services (a program offering 30 independent investment subadvisors to the company’s clients). Compensation expenses were 20% higher than in the same quarter of the previous year, related to increased administrative expense and the 31% increase in the segment's pre-tax profits. Non-interest expenses grew 15%, with the increase largely due to an increase in data communications expense related to portfolio system enhancements.

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

Both interest revenue and expense increased significantly at RJ Bank over the prior year, a result of aggressive growth in the bank’s balance sheet. In August 2005, the Company contributed $80 million in capital to RJ Bank in preparation for offering customers an improved cash sweep alternative for certain brokerage accounts. This alternative is expected to be introduced in the fourth quarter of fiscal 2006. In anticipation of this change there has been dramatic growth in RJBank’s asset balances, predominantly purchases of residential mortgage loan pools. Until the new sweep commences, the funding for this growth has been FHLB advances. During periods of growth when new loans are originated or purchased, an allowance for loan losses is established for potential losses inherent in those new loans. Accordingly, a robust period of growth paradoxically results in charges to earnings in that period, while the benefits of higher interest earnings are realized in later periods. As a result of this increase in loan loss provisions, RJBank’s profits are essentially flat despite a 52% increase in net revenues.

Emerging Markets

Emerging Markets includes the results of the Company’s joint venture operations in India, Latin America and Turkey. The most significant growth has been in the Company's Turkish joint venture where revenues have increased 143% to nearly $7 million. Pre-tax profits were $2 million in Turkey vs. $734,000 in the same quarter of the prior year.

Stock Loan/Stock Borrow

Improved results in this segment were a result of higher interest rates and resultant improved spreads, as the average balances actually declined marginally.

Other

This segment consists of earnings on corporate cash and private equity investments made at the corporate level net of expenses, predominantly executive compensation.

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The statement of financial condition is primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $9.1 billion at December 31, 2005 were up 9% over September 30, 2005. Virtually all of this increase is due to the jump in brokerage client cash deposits, leading to a similar increase in segregated cash balances on the asset side. In addition, securities owned and RJBank loans increased, the latter largely funded by an increase in FHLB advances (loans payable). The broker-dealer gross assets and liabilities, including stock loan/stock borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients fluctuate with the Company's business levels and overall market conditions.

Liquidity and Capital Resources

Cash used in operating activities during the three months ended December 31, 2005 was approximately $167 million, primarily attributable to an increase in segregated assets, an increase in securities inventory levels, an increase in prepaid expenses and other assets, a decrease in broker-dealer payables and a decrease in accrued compensation, commissions and benefits. This was partially offset by an increase in payables due clients, a decrease in receivables associated with the Company’s stock loan/borrowed business, and an increase in securities sold under agreements to repurchase.

Investing activities used $330 million in cash, which is primarily due to loans originated and purchased by RJBank, the purchases of other investments and capital expenditures, net of loan repayments and the maturation of available for sale securities.

Financing activities provided $175 million, the result of an increase in FHLB advances and deposits at RJBank and cash provided from the exercise of stock options and employee stock purchases. This was partially offset by the repayments of borrowings and the payment of cash dividends.

At December 31, 2005 and September 30, 2005 the Company had loans payable of approximately $292 million and $146 million, respectively. The balance at December 31, 2005 is comprised primarily of a $69 million mortgage on its home-office complex, a $1 million mortgage on the office of a foreign joint venture, $220 million in Federal Home Loan Bank advances (used to fund operations at RJBank), and various short-term borrowings totaling approximately $2 million.

As of December 31, 2005, consistent with year-end, the Company's liabilities are comprised primarily of client payables of $4.4 billion at the broker-dealer subsidiaries and deposits of $1.1 billion at RJBank, as well as deposits held on stock loaned transactions of $1.1 billion. The Company primarily acts as an intermediary in stock borrowed/loan transactions. As a result, the liability associated with the stock loan transactions is directly related to the $946 million receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $3.7 billion in cash and cash equivalents segregated pursuant to federal regulations. The Company also has client brokerage receivables of $1.4 billion.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations should provide adequate funds for continuing operations.

As of December 31, 2005 both of the Company's domestic broker-dealer subsidiaries well exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action. There have been no significant changes in circumstances since year-end that have affected the capital of either the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

The Company has contractual obligations of approximately $1.4 billion with $688 million coming due in the next twelve months related to its short and long-term debt, non-cancelable lease agreements, partnership investments, unfunded commitments to extend credit, a naming rights agreement, and $315 million in commitments related to RJBank's letters and lines of credit. Commitments related to letters and lines of credit may expire without being funded in whole or part, therefore these amounts are not estimates of future cash flows (see Note 7 to the Condensed Consolidated Financial Statements for further information on the Company’s commitments).

In addition to the mortgage loan and advances from the FHLB, the Company and its subsidiaries have several lines of credit denominated in U.S. dollars and one line of credit denominated in Canadian dollars, with aggregate available balances of $660 million and CDN$40 million (US$34 million), respectively. At December 31, 2005, the Company was in compliance with all covenants of the lines of credit and its mortgage loans.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, are discussed in the section entitled “Risk Factors” of Item 1 included in the Company's Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

Valuation of Securities and Other Assets

“Trading securities” and “Available for sale securities” are reflected in the Condensed Consolidated Statement of Financial Condition at fair value or amounts that approximate fair value. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income, depending on the underlying purpose of the instrument. The following table presents the Company’s trading and available for sale securities segregated into cash (i.e., non-derivative) trading instruments, derivative contracts, and available for sale securities:

	December 31, 2005
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)

Cash trading instruments	$ 465,701	$104,578
Derivative contracts	11,393	4,223
Available for sale securities	171,203	-
Total	$ 648,297	$ 108,801

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

December 31, 2005
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
(in 000’s)
Fair value based on quoted prices and independent sources	$ 632,812	$ 104,578
Fair value determined by Management	15,485	4,223
Total	$ 648,297	$ 108,801

Derivative Contracts

Fair value for derivative contracts are obtained from pricing models that consider current market and contractual prices for the underlying financial instruments, as well as time value and yield curve or volatility factors underlying the positions.

Investment in Leveraged Leases

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta and Continental). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustees for the debt holders are unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta Airlines filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge during the three months ended September 30, 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company also took a $4 million pretax charge in the 2004 fiscal year to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the event of a material modification to the lease or foreclosure of the aircraft by the debt holders, certain of the Company’s deferred tax payments of up to approximately $8.5 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings.

The Company also has an outstanding leveraged lease with Continental valued at $11.6 million as of December 31, 2005. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in September 2013.

Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. Given the difficult economic environment for the airline industry, the Company is closely monitoring this investment for specific events or circumstances that would allow for a reasonable estimation of any potential impairment.

Goodwill

Goodwill is related to the acquisitions of Roney & Co. (now part of RJA) and Goepel McDermid, Inc. (now called Raymond James Ltd). This goodwill, totaling $63 million, was allocated to the reporting units within the Private Client Group and Capital Markets segments pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized.

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of December 31, 2005, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each class include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At December 31, 2005, the amortized cost of all RJBank loans was $1.27 billion and an allowance for loan losses of $10.1 million was recorded against that balance. The allowance for loan losses is equal to 0.91% of the amortized cost of the loan portfolio.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At December 31, 2005 the receivable from Financial Advisors was $65.2 million, which is net of an allowance of $8.6 million for estimated uncollectibility.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For a description of the Company’s risk management policies, including a discussion of the Company’s primary market risk exposures, which include interest rate risk and equity price risk, as well as a discussion of the Company’s credit risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations. The Company's broker-dealer subsidiaries trade tax exempt and taxable debt obligations and act as an active market maker in approximately 280 over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

The following table represents the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities.

	December 31, 2005		September 30, 2005
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)

Marketable:
Municipal	$ 193,413	$ -	$ 177,984	$ 17
Corporate	143,263	48	27,830	2,285
Government	53,155	43,823	42,009	99,465
Agency	36,068	43,454	60,445	84
Total debt securities	425,899	87,325	308,268	101,851

Derivative contracts	11,393	4,223	12,795	2,488
Equity securities	32,562	17,253	32,237	30,256
Other securities	7,240	-	6,379	-
Total	$477,094	$108,801	$359,679	$134,595

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk based limits; limits are established both for categories of securities (e.g., OTC equities, high yield securities, municipal bonds) and for individual traders. As of December 31, 2005, the absolute fixed income and equity inventory limits were $1,382,000,000 and $79,600,000, respectively. The Company's trading activities were well within these limits at December 31, 2005. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate risk, spread, ratio and basis risk and volatility. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

Interest Rate Risk

RJA is exposed to interest rate risk as a result of maintaining trading inventories of fixed income instruments, which are sensitive to changes in interest rates. The Company monitors, on a daily basis, the Value-at-Risk (“VaR”) in its institutional Fixed Income trading portfolios (cash instruments and interest rate derivatives). VaR is a technique for estimating the potential loss in the Company's fixed income portfolio due to adverse market movements over a specified time horizon and confidence level.

The Company uses historical simulation for calculating VaR. Simulated scenarios were derived based on a one-year observation period, with equal weighting given to the one-day relative change scenarios. VaR is reported at a 99% confidence level, based on a one-day holding period. This means the Company would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. However, shortfalls on a single day can exceed reported VaR by significant amounts. Shortfalls can also accumulate over a longer time horizon, such as a number of consecutive trading days.

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the fiscal quarter ended December 30, 2005, with the corresponding dollar value of the Company's portfolio.

	Quarter ended December 31, 2005			VaR at
($ in 000's)	High	Low	Daily Average	December 31, 2005	September 30, 2005

Daily VaR	1,251	312	821.1	1,251	532
Portfolio Value (net)	303,377	177,669	268,283	303,377	169,978
Daily VaR as a percent of Daily Portfolio Value	0.41%	0.18%	0.30%	0.41%	0.31%

The reported P/L loss in the portfolio did not exceed the VaR during the period. The increase in VaR from September 30, 2005 resulted from additional trading inventory.

The modeling of the risk characteristics of trading positions involves a number of assumptions and approximations. While management believes that its assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions or approximations could produce materially different VaR estimates. Given its reliance on historical data, VaR is most effective in estimating risk exposures in markets in which there are no sudden fundamental changes or shifts in market conditions. An inherent limitation of VaR models is that the distribution of past changes in market risk factors may not produce accurate predictions of future market risk, particularly during periods of unusual market events and disruptions. Moreover, VaR calculated for a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or offset with hedges within one day. Accordingly, management also monitors the risk in its trading activities by establishing position limits and daily review of trading results, inventory aging, pricing, concentration, and securities ratings.

Additional information is discussed under Derivative Financial Instruments in Note 12 of the Notes to the Condensed Consolidated Financial Statements.

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

RJBank Financial Instruments with Market Risk (as described above, in 000's):

	December 31, 2005	September 30, 2005

Mortgage-backed securities	$ 6,129	$ 6,716
Municipal obligations	5	5
Loans receivable, net	791,479	648,649
Total assets with market risk	$ 797,613	$ 655,370

Certificates of deposit	$ 229,930	$ 220,660
Federal Home Loan Bank advances	70,000	70,000
Interest rate swaps	17	72
Total liabilities with market risk	$ 299,947	$ 290,732

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 10.42% in the first year after the rate jump, whereas a downward shift of the same magnitude would increase RJBank's net interest income by 4.43%. These sensitivity figures are based on positions as of December 31, 2005, and are subject to certain simplifying assumptions, including that management takes no corrective action. The outcome is affected by higher pre-payment expectations if rates fall.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 27 traders. The average aggregate inventory held for proprietary trading during the quarter-ended December 31, 2005 was CDN$4,363,502. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company recently implemented software to enhance its financial reporting capabilities.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business.  Like others in the retail securities industry, the Company experienced a significant increase in the number of claims seeking recovery due to portfolio losses in the early 2000's. During the past two years, the number of claims has declined but is still above long-term historic levels.

As previously reported, RJF and RJFS are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. In July 2005, RJFS paid approximately $24 million in a settlement with approximately 380 claimants in this litigation, representing approximately two-thirds of the outstanding claims. The Company estimates that the value of the claims resolved also represents approximately two-thirds of the value of the total claims and has made adjustments to its litigation reserves to give effect to the estimated impact of the settlement. Several of the arbitration claims relating to this matter had been previously settled by RJFS for amounts consistent with its evaluation of those claims. The remaining lawsuits are pending in five state courts; three of the suits have been consolidated for pretrial purposes, and one of those has been set for trial in October 2006. Appeals of orders denying motions to compel arbitration of approximately one half of these claims are still pending. Initial motions to compel arbitration of some of the plaintiffs' claims in the two non-consolidated cases are pending.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2005, the Company issued 34,721 shares of its common stock, $.01 par value, in connection with the merger of F.W. Penn & Co., Inc. (“Penn & Co.”) into RJ Penn Acquisition Corp., a wholly owned subsidiary of the Company. As a result of the merger, Penn & Co. and its wholly owned subsidiary, The Penn Investment Group, Inc., a Texas corporation registered as a broker-dealer with the National Association of Securities Dealers, Inc., became wholly owned subsidiaries of the Company. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Reference is made to information contained under “Capital Transactions” in Note 8 of the Notes to Condensed Consolidated Financial Statements for the information required by Part II, Item 2(c).

The Company expects to continue paying cash dividends. However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, compliance with the net worth covenant in the Company's line of credit agreement, and the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, NYSE and the IDA; and RJBank, which may be subject to restrictions by federal banking agencies. Such restrictions have never become applicable with respect to the Company's dividend payments. (See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more information on the capital restrictions placed on RJBank and the Company's broker-dealer subsidiaries).

Item 6. EXHIBITS

10	Raymond James Financial, Inc. Amended Stock Option Plan for Outside Directors, as amended on December 1, 2005, filed herewith.

11
Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K.).

31.1	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 9, 2006	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer