Form 10-Q
period 2006-03-31
RAYMOND JAMES FINANCIAL INC
filed 2006-05-10
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

None
(Former name, former address and former fiscal year, if changed since last report)

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

115,717,638 shares of Common Stock as of May 8, 2006

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Unaudited)

	March 31,	September 30,
	2006	2005
	(in thousands)
Assets:
Cash and cash equivalents	$ 850,875	$ 998,749
Assets segregated pursuant to federal regulations - cash and cash equivalents	3,159,690	2,351,805
Securities owned:
Trading securities, at fair value	570,112	359,679
Available for sale securities, at fair value	163,841	187,549
Other investments	89,537	-
Receivables:
Brokerage clients, net	1,499,999	1,426,096
Stock borrowed	953,708	1,079,849
Bank loans, net	1,615,029	1,000,281
Brokers-dealers and clearing organizations	223,952	110,760
Other	244,224	241,527
Investments in real estate partnerships- held by variable interest entities	177,100	138,228
Property and equipment, net	139,357	137,555
Deferred income taxes, net	74,975	78,373
Deposits with clearing organizations	30,918	31,286
Goodwill	62,575	62,575
Investment in leveraged leases, net	11,589	11,808
Prepaid expenses and other assets	204,723	142,649

	$10,072,204	$8,358,769
Liabilities and Shareholders' Equity:
Loans payable	$ 551,691	$ 146,462
Loans payable related to real estate- owed by variable interest entities	146,338	144,780
Payables:
Brokerage clients	4,536,952	3,767,535
Stock loaned	1,189,621	1,115,595
Bank deposits	1,244,736	1,076,020
Brokers-dealers and clearing organizations	139,127	146,269
Trade and other	125,144	140,360
Trading securities sold but not yet purchased	174,235	134,595
Securities sold under agreements to repurchase	241,825	33,681
Accrued compensation, commissions and benefits	218,661	299,657
Income taxes payable	13,696	20,961

	8,582,026	7,025,915

Minority Interests	110,456	91,031

Shareholders' equity*:
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
180,000,000 shares; issued 116,876,331 at	1,169	765
March 31, 2006 and 114,850,634 at Sept. 30, 2005
Shares exchangeable into common stock; 386,375	4,959	5,493
at March 31, 2006 and 427,988 at Sept. 30, 2005
Additional paid-in capital	213,126	165,074
Retained earnings	1,169,943	1,082,063
Accumulated other comprehensive income	8,210	9,632
	1,397,407	1,263,027
Less: 1,278,399 and 1,884,422 common shares
in treasury, at cost	17,685	21,204
	1,379,722	1,241,823

	$10,072,204	$8,358,769

See accompanying Notes to Condensed Consolidated Financial Statements. * All share amounts adjusted for the March 22, 2006 3-for-2 stock split.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,	March 24,	March 31,	March 24,
	2006	2005	2006	2005

Revenues:
Securities commissions and fees	$ 395,009	$ 341,373	$ 761,485	$ 698,842
Investment banking	38,856	28,387	68,570	56,892
Investment advisory fees	43,486	39,106	86,232	76,558
Interest	106,622	57,392	194,672	111,808
Net trading profits	8,189	7,445	14,046	17,197
Financial service fees	25,101	21,748	48,153	44,158
Other	39,555	16,876	59,007	31,249
Total Revenues	656,818	512,327	1,232,165	1,036,704

Interest expense	64,016	29,209	112,827	54,601
Net Revenues	592,802	483,118	1,119,338	982,103

Non-Interest Expenses:
Compensation, commissions and benefits	399,645	342,492	766,264	691,401
Communications and information processing	26,698	22,059	51,294	43,258
Occupancy and equipment costs	18,110	15,822	35,512	31,875
Clearance and floor brokerage	5,060	5,779	10,826	11,245
Business development	19,695	15,501	36,826	30,245
Other	32,330	26,956	56,532	53,176
Total Non-Interest Expenses	501,538	428,609	957,254	861,200

Income before provision for income taxes	91,264	54,509	162,084	120,903

Provision for income taxes	33,779	23,432	60,005	48,994
Minority interest	(4,046)	(3,620)	(4,561)	(2,031)

Net Income	$ 61,531	$ 34,697	$ 106,640	$ 73,940
Net Income per share-basic	$ 0.54	$ 0.31	$ 0.95	$ 0.66
Net Income per share-diluted	$ 0.53	$ 0.30	$ 0.93	$ 0.65
Weighted average common shares
outstanding-basic*	113,194	112,311	112,053	111,359
Weighted average common and common
equivalent shares outstanding-diluted*	116,412	114,458	115,046	113,433

See accompanying Notes to Condensed Consolidated Financial Statements.
* Share amounts adjusted for the March 22, 2006 3-for-2 stock split.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)
(continued on next page)

	Six Months Ended
	March 31,	March 24,
	2006	2005
Cash Flows from operating activities:
Net Income	$ 106,640	$ 73,940
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	9,295	8,424
Excess tax benefits from stock-based payment arrangements	(1,155)	-
Deferred income taxes	3,398	(7,863)
Unrealized loss (gains), premium and discount amortization
on available for sale securities and other securities	247	(660)
Effectiveness of interest rate swaps accounted for as cash flow hedges	-	(4)
Loss on sale of property and equipment	808	801
Provision for legal proceedings, bad debts and other accruals	14,817	18,636
Stock-based compensation expense	11,020	7,878

(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(807,885)	(140,983)
Receivables:
Brokerage clients, net	(74,078)	(58,003)
Stock borrowed	126,141	380,429
Brokers-dealers and clearing organizations	(113,192)	20,155
Other	11,519	(3,390)
Trading securities, net	(170,793)	(121,847)
Investments in real estate partnerships-held by variable interest entities	(38,872)	(9,138)
Prepaid expenses and other assets	(58,847)	(28,220)

Increase (decrease) in operating liabilities:
Payables:
Brokerage clients	769,417	424,069
Stock loaned	74,026	(431,888)
Brokers-dealers and clearing organizations	(7,142)	19,300
Trade and other	(23,402)	(10,958)
Securities sold under agreements to repurchase	208,144	23,400
Accrued compensation, commissions and benefits	(80,996)	(46,045)
Income taxes payable	(7,265)	(18,479)
Minority Interest	19,425	4,042

Net cash (used in) provided by operating activities	$ (28,730)	$ 103,596

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)
(continued from previous page)

	Six Months Ended
	March 31,	March 24,
	2006	2005

Cash Flows from investing activities:
Additions to property and equipment, net	$ (14,821)	$ (12,607)
Loan originations and purchases	(1,019,318)	(295,672)
Loan repayments	398,113	176,753
Purchases of other investments	(89,537)	-
Sale of available for sale securities	92	9,251
Purchases of available for sale securities	(9,721)	(14,860)
Available for sale securities maturations and repayments	33,284	36,048

Net cash used in investing activities	(701,908)	(101,087)

Cash Flows from financing activities:
Proceeds from borrowed funds	411,874	21,400
Repayments of mortgage and borrowings	(6,645)	(3,973)
Financing activity related to variable interest entities	8,471	2,273
Exercise of stock options and employee stock purchases	23,932	15,365
Increase in bank deposits, net	168,716	112,265
Purchase of treasury stock	(5,027)	(96)
Cash dividends on common stock	(18,371)	(12,065)
Excess tax benefits from stock-based payment arrangements	1,155	-

Net cash provided by financing activities	584,105	135,169

Currency adjustment:
Effect of exchange rate changes on cash	(1,341)	1,113
Net (decrease) increase in cash and cash equivalents	(147,874)	138,791
Cash and cash equivalents at beginning of period	998,749	528,823

Cash and cash equivalents at end of period	$ 850,875	$ 667,614

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 111,054	$ 54,397
Cash paid for taxes	$ 63,779	$ 75,335

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006

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

On December 1, 2005 the Company’s Board of Directors approved a change in the Company’s fiscal year from the last Friday in September of each year to September 30 of each year. This also changes the ending date of the Company’s fiscal quarters from the last Friday in each quarter to the last day of each quarter.

On March 7, 2006, the NYSE and Archipelago Holdings, Inc. completed a series of mergers (the "Merger") and became wholly owned subsidiaries of NYSE Group, Inc (“NYX”). As a result, the Company, specifically Raymond James & Associates, Inc. (“RJA”), no longer owns membership interests (previously known as “seats”) in the NYSE. Instead of owning seats, the Company acquired five trading licenses which will be effective for the remainder of 2006. The NYSE will conduct future auctions for such licenses each year hereafter, with the price to be determined in accordance with that process.

In conjunction with the Merger, RJA received cash and shares of NYX (restricted for up to three years) in exchange for its three seats formerly owned. Subsequent to the balance sheet date, RJA offered for sale approximately 153,500 of its restricted NYX shares into a secondary public offering dated May 10, 2006. The offering proceeds are expected to be $61.50 per share less underwriters’ fees of $1.23 per share for an aggregate value of approximately $9.3 million. RJA’s carrying value of these shares at March 31, 2006 was approximately $10.4 million, resulting in a loss for these shares of approximately $1.1 million to be reflected in the Company’s third quarter.

The Company marks its NYX holdings to market and then applies a discount for illiquidity due to transfer restrictions to that value for purposes of determining unrealized gain or loss on the shares held. Shares of NYX owned are reflected in “Other Assets”; the gain on disposal of the seats is reflected in “Other Income”.

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

In March 2004, the FASB ratified the consensus reached by the EITF in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” on the guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This consensus ratified by the FASB in March 2004 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1.” The guidance in paragraphs 10-20 of EITF 03-1 has subsequently been replaced by guidance in FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP nullifies certain requirements of Issue 03-1. The Company’s adoption of the guidance in this FSP in the second quarter of fiscal year 2006 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements”. The Statement changes the accounting for, and reporting of, a change in accounting principle. Statement 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Statement 154 is effective for accounting changes and corrections of errors beginning in the Company’s fiscal year 2007. The Company is currently evaluating the impact on its financial reporting process of the adoption of SFAS 154.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits companies to elect, on a deal by deal basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 155 to have a material impact on the consolidated financial statements of the Company.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." SFAS No. 156 amends SFAS No. 140. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes. SFAS No. 156 is effective as of the beginning of a company's first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 156 to have a material impact on the consolidated financial statements of the Company.

Note 3 - Trading Securities And Trading Securities Sold But Not Yet Purchased:

	March 31, 2006		September 30, 2005
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)
Marketable:
Equities	$ 38,924	$ 31,821	$ 32,237	$ 30,256
Municipal obligations	212,465	348	177,984	17
Corporate obligations	130,151	45	27,830	2,285
Government obligations	77,212	76,875	42,009	99,465
Agencies	86,780	60,287	60,445	84
Derivative Contracts	20,260	4,363	12,795	2,488
Other	3,177	-	2,019	-
Non-marketable	1,143	496	4,360	-
	$570,112	$174,235	$359,679	$134,595

Mortgage backed trading securities of $205.1 million and $79.8 million at March 31, 2006 and September 30, 2005, respectively, are included in corporate obligations and agencies in the table above. Mortgage backed securities sold but not yet purchased of $60.3 million and $84,000 at March 31, 2006 and September 30, 2005, respectively, are included in corporate obligations and agencies in the table above.

Note 4 - Variable Interest Entities (“VIEs”):

Under the provisions of FIN 46R the Company has determined that Raymond James Employee Investment Funds I and II (the “EIF Funds”), Comprehensive Software Systems, Inc. (“CSS”), certain entities in which Raymond James Tax Credit Funds, Inc. (“RJTCF”) owns variable interests, various partnerships involving real estate, and a trust fund established for employee retention purposes are VIEs. Of these, the Company has determined that the EIF Funds, certain tax credit fund partnerships/LLCs, and the trust fund should be consolidated in the financial statements.

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $17.6 million at March 31, 2006. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the loans funded to the employee investors. At March 31, 2006, that exposure is approximately $11.4 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. CSS is currently funded by capital contributions and loans from its other owners. CSS had assets of $3.3 million at March 31, 2006. The Company's exposure to loss is limited to its capital contributions. The Company is not the primary beneficiary of CSS and accounts for its investment using the equity method of accounting.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 40 individual tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits. As of March 31, 2006, 37 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 1%.

RJTCF has concluded it is the primary beneficiary in approximately one third of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $235.7 million at March 31, 2006. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its advances to these funds. At March 31, 2006, that exposure is approximately $11.7 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate its financial interests in these funds. The Company's exposure to loss is limited to its advances to those funds. At March 31, 2006, that exposure is approximately $22.2 million.

The three remaining tax credit housing funds which have been determined not to be VIEs and are wholly owned by RJTCF are included in the Company’s consolidated financial statements. These wholly owned tax credit housing funds typically hold interests in certain tax credit limited partnerships for less than 90-days and have assets of approximately $11.7 million at March 31, 2006.

As of March 31, 2006, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. The Company is not the primary beneficiary of these partnerships and accordingly the Company does not consolidate its financial interests in these partnerships. These partnerships have assets of approximately $27 million at March 31, 2006. The Company's exposure to loss is limited to its capital contributions. The carrying value of the Company's investment in these partnerships is not material at March 31, 2006.

During the three months ended March 31, 2006, the Company, through its wholly owned Canadian subsidiary, established a trust fund which is associated with one of its restricted stock plans. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. For financial statement purposes, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $5 million at March 31, 2006. None of those assets are specifically pledged as collateral for any obligations of the trust fund. The Company's exposure to loss is limited to its contributions to the trust fund. At March 31, 2006, that exposure is approximately $5 million.

Note 5 - Borrowings:

Loans payable at March 31, 2006 and September 30, 2005 are presented below:

	March 31, 2006	September 30, 2005
	(in 000's)
Short-term Borrowings:
Borrowings on lines of credit (1)	$ 77,340	$ 5,338
Current portion of mortgage notes payable(2)	2,676	2,604
Federal home loan bank advances (3)	334,500	-
Total short-term borrowings	414,516	7,942

Long-term Borrowings:
Mortgage notes payable (2)	67,175	68,520
Federal home loan bank advances (3)	70,000	70,000
Total long-term borrowings	137,175	138,520

Total borrowings	$551,691	$146,462

(1)
The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars. At March 31, 2006, the aggregate lines were $660 million and CDN $40 million, respectively, of which $77.3 million was outstanding. The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. For the three months ended March 31, 2006, interest rates on the lines of credit ranged from 4.50% to 6.25%. For the three months ended, March 24, 2005 interest rates on the lines of credit ranged from 2.50% to 4.51%.

(2)
Mortgage notes payable is comprised of a mortgage loan for the financing of the Company's home office complex and a note for the financing of the office for a foreign subsidiary. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $75.1 million at March 31, 2006. A new building was purchased for $1.6 million in April 2005 for a foreign subsidiary’s office in India and was financed with a note bearing 8.25% interest and is secured by the land and building.

(3)
RJBank has $404.5 million in Federal Home Loan Bank ("FHLB") advances outstanding at March 31, 2006, which are comprised of $334.5 million short-term, floating rate and $70.0 million long-term, fixed rate advances. The short-term, floating rate advances currently bear interest at rates ranging from 4.74% to 5.10%. The long-term, fixed rate advances bear interest at rates ranging from 2.37% to 5.67%. The outstanding FHLB advances mature between April 2006 and October 2014. These advances are secured by a blanket lien on the Bank's residential loan portfolio issued to FHLB at March 31, 2006.

Note 6 - Stock Based Compensation:

At March 31, 2006, the Company had multiple stock-based employee compensation plans, which are described below. The Company issues new shares under all plans approved by shareholders. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements given that it adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002 using the modified prospective application transition method within the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Fixed Stock Option Plans

The Company has two qualified and three non-qualified fixed stock option plans. Under the 2002 Incentive Stock Option Plan, one of the Company’s qualified plans, the Company may grant options to its management personnel for up to 9,000,000 shares of common stock. The 2002 Plan was established to replace, on substantially the same terms and conditions, the 1992 Plan. As of March 31, 2006, the 1992 Plan still has options outstanding. Options are granted to key administrative employees and Financial Advisors of Raymond James & Associates, Inc. who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time, disabled or recently retired.

As noted above, the Company has three non-qualified fixed stock option plans. Under the first of those plans, the Company may grant up to 5,125,781 shares of common stock to independent contractor Financial Advisors. Options are exercisable five years after grant date provided that the Financial Advisors are still associated with the Company. Under the Company's second non-qualified stock option plan, the Company may grant up to 854,298 shares of common stock to the Company's outside directors. Options vest over a five-year period from grant date provided that the director is still serving on the Board of the Company. Under the Company's third non-qualified stock option plan, the Company may grant up to 2,531,250 shares of common stock to key management personnel. Option terms are specified in individual agreements and expire on a date no later than the tenth anniversary of the grant date. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years.

The Company’s net income for the three and six months ended March 31, 2006 includes $1.5 million and $3.4 million, respectively, of compensation costs and $89,000 and $295,000, respectively, of income tax benefits related to the Company’s five fixed stock option plans. The Company’s net income for the three and six months ended March 24, 2005 includes $1.6 million and $4.2 million, respectively, of compensation costs and $278,000 and $410,000, respectively, of income tax benefits related to the Company’s five fixed stock option plans.

These amounts may not be representative of future stock-based compensation expense since the estimated fair value of stock options is amortized to expense straight line over the vesting period and additional options may be granted in future years. The fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in the three and six months ended March 31, 2006 and March 24, 2005:

	Three Months Ended		Six Months Ended
	March 31, 2006	March 24, 2005	March 31, 2006	March 24, 2005
Dividend Yield	1.08%	1.10%	1.20%	1.10%
Expected Volatility	29.38%	38.21%	29.38%	38.54%
Risk-free Interest Rate	4.91%	4.18%	4.38%	3.67%
Expected Lives	4.9 yrs	4.6 yrs	4.9 yrs	5.2 yrs

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

A summary of option activity of the Company's five fixed stock option plans for the six months ended March 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at
October 1, 2005	7,050,171	$14.97
Granted	1,965,113	23.91	-	-
Exercised	(803,169)	13.45	-	-
Canceled	(32,954)	15.82
Expired	(2,250)	13.95	-	-
Outstanding at
December 31, 2005	8,176,911	$17.26	3.14	$64,219,903
Granted	31,350	30.13	-	-
Exercised	(632,979)	14.89	-	-
Canceled	(112,099)	18.80
Expired	(5,475)	16.95	-	-
Outstanding at
March 31, 2006	7,457,708	$17.49	3.13	$90,014,615
Options exercisable at
March 31, 2006	1,253,680	$14.18	1.02	$19,277,940

As of March 31, 2006, there was $22.4 million of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of approximately three years. The weighted average grant date fair value of stock options granted during the three and six months ended March 31, 2006 was $9.40 per share and $7.16 per share, respectively. The weighted average grant date fair value of stock options granted during the three and six months ended March 24, 2005 was $7.11 per share and $6.05 per share, respectively. The total intrinsic value of stock options exercised during the three and six months ended March 31, 2006 was $7.9 million and $16.1 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended March 24, 2005 was $5.7 million and $11.6 million, respectively. The total grant date fair value of stock options vested during the three and six months ended March 31, 2006 was $419,000 and $6.9 million, respectively. The total grant date fair value of stock options vested during the three and six months ended March 24, 2005 was $270,000 and $9.0 million, respectively.

Cash received from stock option exercises for the three and six months ended March 31, 2006 was $9.1 million and was $19.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the Company’s fixed stock option plans was $830,000 and $1.9 million for the three and six months, respectively, ended March 31, 2006.

Restricted Stock Plan

Under the 2005 Restricted Stock Plan the Company is authorized to issue up to 2,250,000 restricted stock units or restricted shares of common stock to employees and independent contractors. The 2005 Plan was established to replace, on substantially the same terms and conditions, the 1999 Plan. During the three months ended March 31, 2006, this plan was amended to allow the issuance of restricted stock units as retention measures for certain employees of the Company. In addition, the Company, through its wholly owned Canadian subsidiary, established a trust fund which is associated with the 2005 Plan. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. Awards under this plan may be granted by the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management growth, and/or profitability of the Company. These awards are forfeitable in the event of termination other than for death, disability or retirement. The compensation cost is recognized over the vesting period of the awards and is calculated as the market value of the awards on the date of grant. The following activity occurred during the six months ended March 31, 2006:

		Weighted
		Average
		Grant Date
	Shares/Units	Fair Value ($)
Nonvested at
October 1, 2005	1,022,043	$16.02
Granted	653,243	21.70
Vested	(43,052)	13.44
Canceled	-	-
Nonvested at
December 31, 2005	1,632,234	$18.35
Granted	219,874	29.41
Vested	(93,202)	14.81
Canceled	(22,703)	19.81
Nonvested at
March 31, 2006	1,736,203	$19.98

The Company’s net income for the three months ended March 31, 2006 includes $2.2 million of compensation costs and $820,000 of income tax benefits related to the Company’s Restricted Stock Plan. The Company’s net income for the three months ended March 24, 2005 includes $1.1 million of compensation costs and $407,000 of income tax benefits related to this plan.

The Company’s net income for the six months ended March 31, 2006 includes $3.6 million of compensation costs and $1.4 million of income tax benefits related to the Company’s Restricted Stock Plan. The Company’s net income for the six months ended March 24, 2005 includes $1.9 of compensation costs and $724,000 of income tax benefits related to this plan.

As of March 31, 2006, there was $26.4 million of total unrecognized compensation cost related to grants under the Company’s Restricted Stock Plan. These costs are expected to be recognized over a weighted average period of approximately 3.6 years. The total fair value of shares vested under this plan during the three months and six months ended March 31, 2006 was $1.4 million and $2.0 million, respectively.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan, the Company is authorized to issue up to 3,375,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plan, and its expired predecessor plan, the Company sold approximately 122,000 and 167,000 shares to employees during the three months ended March 31, 2006 and March 24, 2005, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $533,000 and $512,000 during the three months ended March 31, 2006 and March 24, 2005, respectively. The Company sold approximately 176,000 and 223,000 shares to employees during the six months ended March 31, 2006 and March 24, 2005, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $734,000 and $681,000 during the six months ended March 31, 2006 and March 24, 2005, respectively.

Stock Bonus Plan

The Company's 1999 Stock Bonus Plan authorizes the Company to issue up to 2,250,000 restricted shares to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000. The determination of the number of shares to be granted may encompass a discount from market value at the discretion of the Compensation Committee of the Board of Directors. Under the plan the shares are generally restricted for a three year period, during which time the shares are forfeitable in the event of voluntary termination. The compensation cost is recognized over the three-year vesting period based on the market value of the shares on the date of grant. The following activity occurred during the six months ended March 31, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value ($)
Nonvested at
October 1, 2005	862,026	$17.38
Granted	393,135	24.87
Vested	(264,468)	13.95
Canceled	(2,377)	-
Nonvested at
December 31, 2005	988,316	$21.32
Granted	20,019	28.65
Vested	(1,543)	11.32
Canceled	(5,158)	-
Nonvested at
March 31, 2006	1,001,634	$21.16

The Company’s net income for the three months ended March 31, 2006 includes $1.6 million of compensation costs and $618,000 of income tax benefits related to the Company’s Stock Bonus Plan. The Company’s net income for the three months ended March 24, 2005 includes $1.3 million of compensation costs and $507,000 of income tax benefits related to this plan.

The Company’s net income for the six months ended March 31, 2006 includes $3.3 million of compensation costs and $1.3 million of income tax benefits related to the Company’s Stock Bonus Plan. The Company’s net income for the six months ended March 24, 2005 includes $1.8 million of compensation costs and $666,000 of income tax benefits related to this plan.

As of March 31, 2006, there was $12.3 million of total unrecognized compensation cost related to grants under the Company’s Stock Bonus Plan. These costs are expected to be recognized over a weighted average period of approximately 1.9 years. The total fair value of shares vested under this plan during the three months ended March 31, 2006 was $17,500. The total fair value of shares vested under this plan during the six months ended March 31, 2006 was $3.7 million.

Note 7 - Commitments and Contingencies:

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta Air Lines, Inc. “Delta” and Continental Airlines, Inc. “Continental"). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustees for the debt holders are unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge during the three months ended September 30, 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company also took a $4 million pretax charge in the 2004 fiscal year to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the event of a material modification to the lease or foreclosure of the aircraft by the debt holders, certain of the Company’s deferred tax payments of up to approximately $8.4 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings.

The Company also has an outstanding leveraged lease with Continental valued at $11.6 million as of March 31, 2006. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in September 2013.

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

Raymond James Bank, F.S.B ("RJBank") has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit outstanding are as follows:

	March 31, 2006	September 30, 2005
	(in 000's)

Standby letters of credit	$ 27,982	$ 15,933
Consumer lines of credit	23,544	21,326
Commercial lines of credit	458,298	168,804
Unfunded loan commitments - variable rate	207,802	288,169
Unfunded loan commitments - fixed rate	9,624	11,402

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of March 31, 2006, $28.0 million of such letters of credit were outstanding. Of the letters of credit outstanding, $26.7 million are underwritten as part of a larger corporate credit relationship, and the remaining $1.3 million are fully secured by cash or securities. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

At March 31, 2006 and September 30, 2005, no securities were pledged by RJBank as collateral with the FHLB for advances. In lieu of pledging securities as collateral for advances, RJBank provided the FHLB with a lien against RJBank's portfolio of residential mortgage loans.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract has a 13 year term with a five-year renewal option and a 4% annual escalator. In the three months ended March 31, 2006, the Company exercised its five-year renewal option. Expenses of $736,000 and $707,000 were recognized in the three months ended March 31, 2006 and March 24, 2005, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at March 31, 2006 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At March 31, 2006 and September 30, 2005, the Company had client margin securities valued at $102.6 million and $93.4 million, respectively, on deposit with a clearing organization.

The Company has guaranteed lines of credit for various foreign joint ventures as follows: two lines of credit totaling $12.5 million in Turkey and one line of credit totaling $10 million in Argentina. At March 31, 2006, there was an overnight balance of approximately $968,000 on the line in Argentina, and no outstanding balances on the lines of credit in Turkey. The Company has also from time to time authorized guarantees for the completion of trades with counterparties in Argentina and Turkey. At March 31, 2006 there were outstanding guarantees for a maximum of $5 million in Turkey and no guarantees were outstanding for Argentina.

The Company has committed to lend $1.7 million to CSS in four equal installments beginning in April 2006, the last of which is due in December 2006. CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system.

The Company has committed a total of $40.8 million, in amounts ranging from $200,000 to $2.0 million, to 39 different independent venture capital or private equity partnerships. As of March 31, 2006, the Company had invested $28.1 million of that amount. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $11.3 million as of March 31, 2006.

The Company is the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At March 31, 2006, the Company has $6.0 million committed to these funds.

At March 31, 2006, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of collateral (in 000's):
Securities purchased under agreements to resell	$ 303,693
Securities received in securities borrowed vs. cash transactions	991,594
Collateral received for margin loans	1,396,272
Total	$2,691,559

During the quarter certain collateral was repledged. At March 31, 2006, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of collateral and trading securities (in 000's):
Securities purchased under agreements to resell	$ 303,693
Securities received in securities borrowed vs. cash transactions	955,541
Collateral received for margin loans	392,156
Total	$1,651,390

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

The Company guarantees the existing mortgage debt of RJA of approximately $69 million. The Company may guarantee interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to or guarantee obligations of RJTCF of up to $90 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At March 31, 2006, cash funded to invest in either loans or investments in project partnerships was $41.0 million. In addition, at March 31, 2006, RJTCF is committed to additional future fundings of $27.1 million related to project partnerships that have not yet been sold to various tax credit funds.

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

Note 8 - Capital Transactions:

At their meeting on February 17, 2006, the Company’s Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. The additional shares were distributed on March 22, 2006, to shareholders of record on March 8, 2006. All references in the condensed consolidated financial statements to amounts per share and to the number of shares outstanding have been restated to give retroactive effect to the stock split.

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended March 31, 2006:

	Number of	Average
Period	Shares Purchased (1)	Price Per Share

January 1, 2006 - January 31, 2006	8,957	$25.98
February 1, 2006 - February 28, 2006	167,481	30.54
March 1, 2006 - March 31, 2006	-	-
Total	176,438	$30.31

(1)
The Company does not have a formal stock repurchase plan. Shares are repurchased at the discretion of management pursuant to prior authorization from the Board of Directors. On May 20, 2004, the Board of Directors authorized purchases of up to $75 million. Since that date 387,853 shares have been repurchased for a total of $7.2 million, leaving $67.8 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock reaches or approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. During January 2006, the Company only purchased shares that were surrendered by employees as payment for option exercises. During the three months ended March 31, 2006, the Company, through its wholly owned Canadian subsidiary, established a trust fund which is associated with the 2005 Restricted Stock Plan. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. The only purchases of shares during February were for this trust fund. (See Note 6 to the Condensed Consolidated Financial Statements).

Note 9 - Regulation and Capital Requirements:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the NYSE, is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not to exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which both RJA and RJFS have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at March 31, 2006 and September 30, 2005 was as follows:

	March 31,	September 30,
	2006	2005
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	24.8%	27.8%
Net capital	$ 345,404	$ 372,615
Less: required net capital	(27,870)	(26,804)
Excess net capital	$ 317,534	$ 345,811

In conjunction with the merger of the NYSE and Archipelago Holdings, Inc., RJA received cash and restricted shares of NYSE Group, Inc. (“NYX”) in exchange for its three seats formerly owned. The NYX common stock issued in the merger is subject to certain transfer restrictions (see Note 1 to the Condensed Consolidated Financial Statements). NYSE Regulation has ruled that the carrying value of the NYX stock, due to restrictions on its sale or marketability, must be treated as a non-allowable asset when computing RJA’s capital sufficiency under SEC Rule 15c-3-1 for RJA. In addition, during the quarter ended March 31, 2006, RJA’s Depository Trust Company (“DTC”) deposit was converted to a non-allowable asset in determining its capital sufficiency.

At March 31, 2006 and September 30, 2005, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at March 31, 2006 and September 30, 2005 was as follows:

	March 31,	September 30,
	2006	2005
Raymond James Financial Services, Inc.:	(in 000's)
(alternative method elected)
Net capital	$ 50,604	$ 41,851
Less: required net capital	(250)	(250)
Excess net capital	$ 50,354	$ 41,601

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning Level 1 or Level 2 at March 31, 2006 or September 30, 2005.

The Risk Adjusted Capital of RJ Ltd. was CDN$20,783,146 and CDN$25,482,000 at March 31, 2006 and September 30, 2005, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of March 31, 2006 and September 30, 2005, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2006, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJBank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of March 31, 2006:
Total capital (to
risk-weighted assets)	$ 183,166	16.4%	$89,366	8.0%	$111,707	10.0%
Tier I capital (to
risk-weighted assets)	169,203	15.2%	44,683	4.0%	67,024	6.0%
Tier I capital (to
average assets)	169,203	9.3%	72,925	4.0%	91,156	5.0%

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of September 30, 2005:
Total capital (to
risk-weighted assets)	$ 173,466	24.9%	$55,685	8.0%	$69,606	10.0%
Tier I capital (to
risk-weighted assets)	165,874	23.8%	27,842	4.0%	41,764	6.0%
Tier I capital (to
average assets)	165,874	12.6%	52,628	4.0%	65,785	5.0%

Note 10 - Earnings Per Share:

The following table presents the computation of basic and diluted earnings per share (in 000’s, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,	March 24,	March 31,	March 24,
	2006	2005	2006	2005

Net income	$61,531	$34,697	$106,640	$73,940

Weighted average common shares
outstanding during the period*	113,194	112,311	112,053	111,359

Dilutive effect of stock options and awards* (1)	3,218	2,147	2,993	2,074

Weighted average diluted common
shares* (1)	116,412	114,458	115,046	113,433

Net income per share - basic	$0.54	$0.31	$0.95	$0.66

Net income per share - diluted (1)	$0.53	$0.30	$0.93	$0.65

Securities excluded from weighted average
common shares because their effect
would be antidulitive*	-	-	-	62

* Share amounts adjusted for the March 22, 2006 3-for-2 stock split.

(1)
Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock options, units and awards.

Note 11 - Other Comprehensive Income:

Total comprehensive income for the three and six months ended March 31, 2006 and March 24, 2005 is as follows (in 000's):

	Three Months Ended		Six Months Ended
	March 31,	March 24,	March 31,	March 24,
	2006	2005	2006	2005
Net income	$ 61,531	$ 34,697	$106,640	$ 73,940
Other comprehensive income:
Unrealized (loss) gain on securities available for sale, net of tax	(37)	(32)	(123)	111
Unrealized gain on interest rate swaps accounted for as cash flow hedges, net of tax	8	232	42	589
Foreign currency translation adjustment	(1,270)	(670)	(1,341)	1,520

Total comprehensive income	$ 60,232	$ 34,227	$ 105,218	$ 76,160

Note 12 - Derivative Financial Instruments:

The Company makes limited use of derivative financial instruments in certain of its businesses. Certain derivative financial instruments are used to manage well-defined interest rate risk at RJBank, while others are used in the conduct of the Company’s fixed income business.

The Company uses interest rate derivative contracts, primarily interest rate swaps, as part of its fixed income business. The Company enters into interest rate swaps to reduce interest rate risk associated with maintaining certain fixed income trading inventories. The Company also enters into interest rate swaps with institutional clients to assist them with their management of interest rate risk. The Company reduces its exposure to interest rate risk arising from such client transactions by entering into offsetting interest rate derivative contracts with market counterparties. All positions are marked to market with the gain or loss and related interest recorded in Net Trading Profits within the statement of operations for the period. Any collateral exchanged as required by collateral support agreements in conjunction with certain interest rate derivatives is recorded in Broker Receivables and Payables within the statement of financial condition for the period. At March 31, 2006 and September 30, 2005, the Company had outstanding interest rate derivative contracts with notional amounts of $2.0 billion and $1.7 billion, respectively. The notional amount of an interest rate swap is not a principal amount and does not change hands; it is simply used as a reference to calculate the exchange of interest payments. Accordingly, the notional amount of the Company’s interest rate derivatives outstanding at March 31, 2006 significantly exceeds the likely possible losses that could arise from such transactions. The net market value of all open interest rate derivative positions at March 31, 2006 and September 30, 2005 was $16 million and $10 million, respectively.

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management has used derivative financial instruments to hedge exposure to the variability of its interest payments by entering into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At March 31, 2006 and September 30, 2005, RJBank was party to $5.9 million and $11.5 million, respectively, in notional amount of interest rate swap agreements. RJBank had no securities or cash pledged or held as interest-bearing collateral for such agreements at March 31, 2006 and had securities and cash of $0.9 million pledged or held as interest-bearing collateral for such agreements at September 30, 2005.

Changes in the fair value of a derivative that is highly effective, as defined by SFAS 133, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in income or expense at the end of each reporting period. For purposes of the statement of cash flows, any ineffectiveness resulting from the cash flow hedge is subtracted or added back in the reconciliation of net income to cash provided by operating activities at the end of each reporting period. When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value in the statement of financial condition, and recognizes any changes in its fair value in earnings. For the three months ended March 31, 2006 and March 24, 2005, RJBank had an immaterial impact on the Condensed Consolidated Statement of Operations from ineffective cash flow hedges and transition adjustments. The net amount of the existing unrealized losses expected to be reclassified into pretax earnings within the next 12 months was not material at March 31, 2006, and $100,000 at September 30, 2005.

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

Note 13 - Segment Information:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Reclassifications have been made in the segment disclosures for the six months ended March 24, 2005 to conform to the current period presentation.

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

The Asset Management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management, Inc., and Raymond James Consulting Services (RJA’s asset management services division), mutual fund management by Heritage Asset Management, Inc., private equity management by Raymond James Capital, Inc. and RJ Ventures, LLC, and trust services of Raymond James Trust Company and Raymond James Trust Company West. In addition to the asset management services noted above, this segment also offers fee-based programs to clients who have contracted for portfolio management services from outside money managers.

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

The Other segment includes various investments of the Company.

Information concerning operations in these segments of business is as follows (in 000's):

	Three Months Ended		Six Months Ended
	March 31,	March 24,	March 31,	March 24,
	2006	2005	2006	2005
	(000's)		(000's)
Revenues:
Private Client Group	$ 416,905	$ 338,520	$ 792,650	$ 678,468
Capital Markets	122,188	106,805	228,792	223,824
Asset Management	48,125	42,017	95,075	81,972
RJBank	22,664	9,820	40,518	18,803
Emerging Markets	12,040	10,098	25,849	19,308
Stock Loan/Borrow	14,139	5,764	25,755	12,589
Other	20,757	(697)	23,526	1,740
Total	$ 656,818	$ 512,327	$1,232,165	$ 1,036,704

Income Before Provision for Income Taxes and Minority Interest:
Private Client Group	$ 38,531	$ 32,862	$ 75,342	$ 63,645
Capital Markets	22,085	12,985	36,660	30,294
Asset Management	11,103	10,432	22,117	18,815
RJBank	2,225	2,826	5,426	6,078
Emerging Markets	1,353	1,692	3,563	2,738
Stock Loan/Borrow	2,324	1,289	4,548	2,335
Other	17,689	(3,957)	18,989	(971)
Pre-tax Income	95,310	58,129	166,645	122,934

Minority Interest	(4,046)	(3,620)	(4,561)	(2,031)

Total	$ 91,264	$ 54,509	$ 162,084	$ 120,903

The following table presents the Company's total assets on a segment basis:

	March 31,	September 30,
	2006	2005
	(000's)
Total Assets:
Private Client Group *	$ 5,291,952	$ 4,528,048
Capital Markets **	1,319,333	1,032,815
Asset Management	63,439	74,418
RJBank	1,839,967	1,327,675
Emerging Markets	117,855	91,550
Stock Loan/Borrow	1,209,290	1,147,314
Other	230,368	156,949
Total	$ 10,072,204	$ 8,358,769

*	Includes $46 million of goodwill allocated pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets".
**	Includes $17 million of goodwill allocated pursuant to SFAS No. 142.

The Company has operations in the United States, Canada, Europe and joint ventures in India, Turkey, and Argentina. Substantially all long-lived assets are located in the United States. The following table represents revenue by country (in 000's):

	Three Months Ended		Six Months Ended
	March 31,	March 24,	March 31,	March 24,
	2006	2005	2006	2005
	(000's)		(000's)
Revenues:
United States	$ 570,704	$ 453,086	$ 1,063,598	$ 924,380
Canada	61,911	43,613	116,566	80,491
Europe	12,673	6,954	27,946	15,594
Other	11,530	8,674	24,055	16,239
Total	$ 656,818	$ 512,327	$ 1,232,165	$ 1,036,704

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

The Company’s overall financial results continue to be highly and directly correlated to the direction and activity levels of the U.S. equity markets. In spite of the consistent increases in short-term interest rates and rapidly increasing oil prices, the U.S. equity markets continued to perform reasonably well in the most recent quarter. If favorable equity market conditions continue, positive recruiting results in the private client group, a strong pipeline in investment banking, increased assets under management and growth at Raymond James Bank, FSB (“RJBank”) should augur well for continued strong revenues.

Results of Operations - Three Months Ended March 31, 2006 Compared with the Three Months Ended March 24, 2005

Total Company

Net revenues of $592.8 million represented a 23% increase over the prior year quarter, with all revenue categories showing an increase. Once again, the strength of higher net interest earnings was a key factor in a third consecutive record quarter. Net income of $61.5 million, or $.53 per diluted share, was 77% above the prior year quarter. The current quarter included $16 million in gains related to the conversion of three seats on the NYSE to cash and shares of the NYSE Group Inc. ("NYX") and the sale of one seat on the Montreal Exchange. These sales added $10.3 million to net income, or $0.09 per diluted share. Excluding these gains, net income was $51.2 million ($0.44 per diluted share), up 48% from net income of $34.7 million in the prior year. These adjusted operating results still set a quarterly earnings record and fit within a more realistic trend for earnings.

Segments

The Company currently operates through the following seven business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and various corporate investments combined in the "Other" segment.

The following tables present the gross revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Three Months Ended
	March 31,	March 24,	Percentage
	2006	2005	Change
Revenues:
Private Client Group	$ 416,905	$ 338,520	23%
Capital Markets	122,188	106,805	14%
Asset Management	48,125	42,017	15%
RJBank	22,664	9,820	131%
Emerging Markets	12,040	10,098	19%
Stock Loan/Stock Borrow	14,139	5,764	145%
Other	20,757	(697)	3,078%
Total	$ 656,818	$ 512,327	28%

	Three Months Ended
	March 31,	March 24,	Percentage
	2006	2005	Change
Income Before Provision for Income Taxes and Minority Interest:
Private Client Group	$ 38,531	$ 32,862	17%
Capital Markets	22,085	12,985	70%
Asset Management	11,103	10,432	6%
RJBank	2,225	2,826	(21%)
Emerging Markets	1,353	1,692	(20%)
Stock Loan/Stock Borrow	2,324	1,289	80%
Other	17,689	(3,957)	547%
Pre-tax Income	$ 95,310	$ 58,129	64%

Minority Interest	(4,046)	(3,620)	12%

Total	$ 91,264	$ 54,509	67%

Private Client Group

The Private Client Group segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom. The Private Client Group Financial Advisors provide securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments and insurance products. This segment accounts for the majority of the Company's revenues (63% of total company revenues for the three months ended March 31, 2006). It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and firm cash balances. The Company charges commissions to its Private Client Group clients based on commission schedules or through asset-based fee alternatives that clients can elect as an alternative to traditional commissions.

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

	March 31,	December 31,	March 24,
	2006	2005	2005
Private Client Group - Financial Advisors:
Traditional Branch	1,192	1,170	1,057
Independent Contractor	3,479	3,491	3,537*
Total Financial Advisors	4,671	4,661	4,594

* Quarter ended March 24, 2005 is restated to reflect a change in the definition of a producing Financial Advisor.

Private Client Group pre-tax profits were up 17% ($5.7 million) on a 23% increase in revenues over the same quarter in the prior year. These results include strong recruiting results in the domestic employee model, lower legal expenses and significant increases in net interest earnings. RJA has been highly successful in recruiting Financial Advisors, with an increase of 135 since March 2005. This increase is particularly significant as the Financial Advisors recruited have generally been large producers. RJA has also opened over 30 new office locations. While this growth generated increases in commission revenue, it also resulted in significant increases in the related expenses associated with Financial Advisors’ bonuses, account transfer fees, and branch opening costs. Due to the increase in these costs associated with growth, the Private Client Group margins have declined slightly despite increased revenues and net interest.

Of the Company’s $42.6 million dollars in net interest revenue, $27.2 million is attributable to the Private Client Group. Net interest generated by customer balances, predominantly the net of earnings on margin loans and assets segregated pursuant to federal regulations less interest paid on customer cash balances, are credited to the Private Client Group. Balances in these accounts, as well as the associated rates, have increased since the prior year resulting in a $7 million, or 35%, increase in net interest in this segment.

	Three Months Ended
	March 31,	December 31,	March 24,
	2006	2005	2005
	($ in millions)
Client Margin Accounts:
Average Balance	$ 1,199	$ 1,138	$ 1,109
Average Rate	7.42%	6.95%	5.32%

Assets Segregated:
Average Balance	$ 2,968	$ 2,571	$ 2,193
Average Rate	4.53%	4.04%	2.49%

Client Interest Program:
Average Balance	$ 3,348	$ 3,026	$ 2,868
Average Rate	3.74%	3.26%	1.71%

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; financial advisory services including private placements and merger and acquisition services; public finance activities; and the syndication of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions. The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions account for the majority of the segment's revenue and are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the company is involved. This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Pre-tax profits in the Capital Markets Group increased $9 million, or 70%, over the same quarter prior year with revenues up $15 million (14%). This increase was primarily attributable to the $11 million increase in merger and acquisition advisory fees. In addition, equities securities commissions increased while fixed income securities commissions declined by a lesser amount. Although underwriting fees and the number of deals were essentially flat, the activity level remained favorable.

	Three Months Ended
	March 31,	March 24,
	2006	2005
Number of managed/co-managed public equity offerings:
US	21	20
Canada	5	4

Total dollars raised (in 000's):
US	$4,066,000	$5,851,000
Canada (in U.S. dollars)	816,000	137,000

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

	March 31,	Dec. 31,	Sept. 30,	March 24,
	2006	2005	2005	2005
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$12,727,040	$11,583,998	$11,543,181	$10,722,299
Heritage Family of Mutual Funds	9,581,853	8,587,468	8,593,587	8,517,701
Raymond James Consulting Services	7,552,451	6,886,746	6,573,448	5,794,133
Awad Asset Management	1,176,690	1,189,863	1,222,199	1,423,757
Freedom Accounts	3,832,768	3,052,367	2,496,772	1,523,684
Total Assets Under Management	$34,870,802	$31,300,442	$30,429,187	$27,981,574

Less: Assets Managed for other internal Asset Management Entities	3,672,474	3,250,683	2,936,804	2,536,049

Total Third Party Assets Under Management	$31,198,328	$28,049,759	$27,492,383	$25,445,525

Trust Company Assets Under Administration	$ 1,223,025	$ 1,155,358	$ 1,101,661	$ 1,032,794

Assets Under Management increased 23% over the prior year. This was the combined result of positive net sales, increased asset values (market value) and new Financial Advisors’ clients transferring large asset balances to the Company's asset management programs. This increase in assets generated a 15% increase in revenues and 6% increase in pre-tax profits within the segment. Pre-tax results in comparison to prior year were negatively impacted by losses in Raymond James Trust, the loss of a large account at Awad Asset Management and the timing of performance fees.

RJ Bank

RJBank provides residential, consumer, and commercial loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public. RJBank also purchases residential whole loan packages, and participates with other banks in corporate loan syndications. RJBank generates revenue principally through the interest income earned on the loans noted above offset by the interest expense it incurs on client deposits and borrowings. RJBank’s objective is to maintain a substantially duration-matched portfolio of assets and liabilities.

Net interest earnings at RJBank increased 75% over the prior year quarter as a result of the continued significant growth in its balance sheet. RJBank loan balances increased $822 million over the same period in the prior year, or 102%, as RJBank invested in preparation for the introduction of an additional cash sweep offering to brokerage customers. This alternative is expected to be effective in the fourth quarter of fiscal 2006. The growth in RJBank’s asset balances has been purchases of residential mortgage loan pools and participation in large commercial loan syndications. Until the new sweep commences, a large portion of the funding for this growth has been FHLB advances. During periods of growth when new loans are originated or purchased, an allowance for loan losses is established for potential losses inherent in those new loans. Accordingly, a robust period of growth paradoxically results in charges to earnings in that period, while the benefits of higher interest earnings are realized in later periods. As a result of this increase in loan loss provisions, RJBank’s profits declined modestly despite a 73% increase in net revenues.

Emerging Markets

Emerging Markets includes the results of the Company’s joint venture operations in India, Latin America and Turkey. The most significant growth has been in the Company's Turkish joint venture where revenues have increased $2.4 million, or 42%, to $8 million.

Stock Loan/Stock Borrow

Improved results in this segment were a result of higher interest rates and resultant improved spreads, as the average balances actually declined marginally.

Other

This segment consists of earnings on corporate cash, private equity investments and other corporate investments, including exchange seats, made at the corporate level net of expenses, predominantly executive compensation.

Other revenue in this segment includes the gain on the merger of the NYSE and Archipelago Holdings, Inc. In conjunction with the merger, RJA received cash and restricted shares of NYSE Group, Inc. (“NYX”) in exchange for its three seats formerly owned. RJA received an aggregate of approximately $1.1 million in cash and 237,379 shares of restricted common stock of NYX with a cost basis of $64.25 per share. In addition, RJA also received an aggregate of $212,000 in one-time cash dividends for its previously owned seats. As a result of this transaction, RJA wrote off the carrying value of the former seats in the amount of $1.8 million while recognizing a gain on the exchange of approximately $16.6 million, for a net non-recurring gain on the exchange of the seats of $14.6 million.

The segment also includes the gain of approximately $1.4 million on RJ Ltd's sale of the Montreal Exchange seat.

Results of Operations - Six Months Ended March 31, 2006 Compared with the Six Months Ended March 24, 2005

Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the six month comparison.

Total Company

For the first six months of fiscal 2006, the Company's net revenues increased $137 million, or 14%, over the same period in the prior year. The largest increase in revenue was in interest, as both rates and balances increased throughout the Company. Net income increased $32.7 million, or 44%, to $106.6 million, or $0.93 per diluted share, from $73.9 million, or $0.65 per diluted share. Those results included the gain on the conversion of the NYSE and sale of the Montreal Exchange seats, without which, net income increased 30% over the prior year to $96.3 million or $0.84 per diluted share.

Segments

The Company currently operates through the following seven business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and various corporate investments combined in the "Other" segment.

The following tables present the revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Six Months Ended
	March 31,	March 24,	Percentage
	2006	2005	Change
Revenues:
Private Client Group	$ 792,650	$ 678,468	17%
Capital Markets	228,792	223,824	2%
Asset Management	95,075	81,972	16%
RJBank	40,518	18,803	115%
Emerging Markets	25,849	19,308	34%
Stock Loan/Stock Borrow	25,755	12,589	105%
Other	23,526	1,740	1,252%
Total	$ 1,232,165	$ 1,036,704	19%

	Six Months Ended
	March 31,	March 24,	Percentage
	2006	2005	Change
Income Before Provision for Income Taxes and Minority Interest:
Private Client Group	$ 75,342	$ 63,645	18%
Capital Markets	36,660	30,294	21%
Asset Management	22,117	18,815	18%
RJBank	5,426	6,078	(11%)
Emerging Markets	3,563	2,738	30%
Stock Loan/Stock Borrow	4,548	2,335	95%
Other	18,989	(971)	2,056%
Pre-tax Income	$ 166,645	$ 122,934	36%

Minority Interest	(4,561)	(2,031)	125%

Total	$ 162,084	$ 120,903	34%

Within the Capital Markets segment, trading profits have declined 23% in comparison to the prior year, reflecting the difficult fixed income environment, particularly in the first quarter. Commission revenues are also lower in a year to year comparison reflecting lower fixed income commissions in this segment net of increases in RJ Ltd. and European institutional equity commissions.

Year to date results for emerging markets increased 30% over the prior year due to the strong performance of the Turkish joint venture, particularly in the first quarter.

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The statement of financial condition is primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $10.1 billion at March 31, 2006 were up approximately 20% over September 30, 2005. This increase is due to the significant increases in brokerage client cash deposits, leading to a similar increase in segregated cash balances on the asset side and RJBank balances, with the increased loan balances being largely funded by FHLB advances. In addition, securities owned increased. The broker-dealer gross assets and liabilities, including stock loan/stock borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients fluctuate with the Company's business levels and overall market conditions.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended March 31, 2006 was approximately $28.7 million, primarily attributable to an increase in segregated assets, an increase in securities inventory levels, an increase in prepaid expenses and other assets, an increase in receivables from clients, an increase in broker-dealers and clearing organizations receivables, and a decrease in accrued compensation, commissions and benefits. This was partially offset by an increase in payables due clients, a decrease in receivables associated with the Company’s stock loan/borrowed business, an increase in payables associated with the Company’s stock loan/borrowed business, and an increase in securities sold under agreements to repurchase.

Investing activities used $702 million in cash, which is primarily due to loans originated and purchased by RJBank, the purchases of other investments and capital expenditures, net of loan repayments and the maturation of available for sale securities.

Financing activities provided $584 million, the result of an increase in FHLB advances and deposits at RJBank and cash provided from the exercise of stock options and employee stock purchases. This was partially offset by the repayments of borrowings and the payment of cash dividends.

At March 31, 2006 and September 30, 2005 the Company had loans payable of approximately $551.7 million and $146 million, respectively. The balance at March 31, 2006 is comprised primarily of a $68.8 million loan for its home-office complex, a $1.1 million loan for the office of a foreign joint venture, $404.5 million in Federal Home Loan Bank advances (used to fund operations at RJBank), and various short-term borrowings totaling approximately $77.3 million.

As of March 31, 2006, consistent with year-end, the Company's liabilities are comprised primarily of client payables of $4.5 billion at the broker-dealer subsidiaries and deposits of $1.2 billion at RJBank, as well as deposits held on stock loaned transactions of $1.2 billion. The Company primarily acts as an intermediary in stock borrowed/loan transactions. As a result, the liability associated with the stock loan transactions is directly related to the $954 million receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $4.0 billion in cash and assets segregated pursuant to federal regulations. The Company also has client brokerage receivables of $1.5 billion.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations should provide adequate funds for continuing operations.

As of March 31, 2006 both of the Company's domestic broker-dealer subsidiaries well exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action. There have been no significant changes in circumstances since year-end that have affected the capital of either the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

During the next six months, the Company will introduce a new cash sweep option to its clients through RJBank. This new cash sweep option will require substantial capital to be contributed to RJBank to meet regulatory requirements, and therefore may require the Company to infuse up to $200 - $300 million over the next several years for this purpose.

The Company has contractual obligations of approximately $1.9 billion with $1.4 million coming due in the next twelve months related to its short and long-term debt, non-cancelable lease agreements, partnership investments, unfunded commitments to extend credit, a naming rights agreement, and $510 million in commitments related to RJBank's letters and lines of credit. Commitments related to letters and lines of credit may expire without being funded in whole or part, therefore these amounts are not estimates of future cash flows (see Note 7 to the Condensed Consolidated Financial Statements for further information on the Company’s commitments).

In addition to the mortgage loan and advances from the FHLB, the Company and its subsidiaries have several lines of credit denominated in U.S. dollars and one line of credit denominated in Canadian dollars, with aggregate available balances of $660 million and CDN$40 million, respectively (see Note 5 to the Condensed Consolidated Financial Statements for further information on the Company's lines of credit). At March 31, 2006, the Company was in compliance with all covenants of the lines of credit and its mortgage loans.

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

	March 31, 2006
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)

Cash trading instruments	$ 549,852	$ 169,872
Derivative contracts	20,260	4,363
Available for sale securities	163,841	-
Total	$ 733,953	$ 174,235

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

March 31, 2006
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
(in 000’s)
Fair value based on quoted prices and independent sources	$ 710,734	$ 169,872
Fair value determined by Management	23,219	4,363
Total	$ 733,953	$ 174,235

Derivative Contracts

Fair value for derivative contracts are obtained from pricing models that consider current market and contractual prices for the underlying financial instruments, as well as time value and yield curve or volatility factors underlying the positions.

Investment in Leveraged Leases

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta and Continental). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustees for the debt holders are unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge during the three months ended September 30, 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company also took a $4 million pretax charge in the 2004 fiscal year to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the event of a material modification to the lease or foreclosure of the aircraft by the debt holders, certain of the Company’s deferred tax payments of up to approximately $8.4 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings.

The Company also has an outstanding leveraged lease with Continental valued at $11.6 million as of March 31, 2006. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in September 2013.

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

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of March 31, 2006, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The Company records reserves related to legal proceedings in "other payables". Such reserves are established and maintained in accordance with SFAS No. 5, "Accounting for Contingencies", and Financial Interpretation No. 14. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period. Lastly, each case is reviewed to determine if it is probable that insurance coverage will apply, in which case a receivable is recorded.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each class include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At March 31, 2006, the amortized cost of all RJBank loans was $1.63 billion and an allowance for loan losses of $14.1 million was recorded against that balance. The total allowance for loan losses, including reserves for off-balance sheet exposures maintained in Other Liabilities, is equal to 0.99% of the amortized cost of the loan portfolio.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At March 31, 2006 the receivable from Financial Advisors was $70.6 million, which is net of an allowance of $9.8 million for estimated uncollectibility.

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

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations. The Company's broker-dealer subsidiaries trade tax exempt and taxable debt obligations and act as an active market maker in approximately 309 over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

The following table represents the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities.

	March 31, 2006		September 30, 2005
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)

Marketable:
Municipal	$ 212,465	$ 348	$ 177,984	$ 17
Corporate	130,151	45	27,830	2,285
Government	77,212	76,875	42,009	99,465
Agency	86,780	60,287	60,445	84
Total debt securities	506,608	137,555	308,268	101,851

Derivative contracts	20,260	4,363	12,795	2,488
Equity securities	38,924	31,821	32,237	30,256
Other securities	4,320	496	6,379	-
Total	$570,112	$174,235	$359,679	$134,595

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk based limits; limits are established both for categories of securities (e.g., OTC equities, high yield securities, municipal bonds) and for individual traders. As of March 31, 2006 the absolute fixed income and equity inventory limits were $1,782,000,000 and $79,850,000, respectively. The Company's trading activities were well within these limits at March 31, 2006. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate risk, spread, ratio and basis risk and volatility. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

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

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the six months ended March 31, 2006, with the corresponding dollar value of the Company's portfolio.

	Six months ended March 31, 2006			VaR at
($ in 000's)	High	Low	Daily Average	March 31, 2006	September 30, 2005

Daily VaR	$ 1,251	$ 312	$ 786	$ 789	$ 532
Portfolio Value (net)	303,377	177,669	278,556	330,804	169,978
Daily VaR as a percent of Daily Portfolio Value	0.41%	0.18%	0.28%	0.24%	0.31%

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

RJBank Financial Instruments with Market Risk (as described above, in 000's):

	March 31, 2006	September 30, 2005

Mortgage-backed securities	$ 13,067	$ 6,716
Municipal obligations	0	5
Loans receivable, net	1,002,598	648,649
Total assets with market risk	$1,015,665	$ 655,370

Certificates of deposit	$ 305,337	$ 220,660
Federal Home Loan Bank advances	60,000	70,000
Interest rate swaps	2	72
Total liabilities with market risk	$ 365,339	$ 290,732

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 11.97% in the first year after the rate jump, whereas a downward shift of the same magnitude would increase RJBank's net interest income by 7.83%. These sensitivity figures are based on positions as of March 31, 2006, and are subject to certain simplifying assumptions, including that management takes no corrective action. The outcome is affected by higher pre-payment expectations if rates fall.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 28 traders. The average aggregate inventory held for proprietary trading during the quarter-ended March 31, 2006 was CDN$7,039,447. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proxies for the Annual meeting of Shareholders held on February 16, 2006 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended. Matters voted upon at the Annual Meeting of Shareholders were as follows:

1.     The election of ten directors to the Board of Directors to hold office for a term of one year. There was no solicitation in opposition of the nominees and all such nominees were elected.

	For	Withheld
Biever, Angela M.	70,784,042	1,501,512
Godbold, Francis S.	56,015,044	16,270,510
Habermeyer, H. William	68,752,400	3,533,154
Helck, Chet B.	56,507,254	15,778,300
James, Thomas A.	56,468,758	15,816,796
Marshall, Paul W.	66,680,661	5,604,893
Reilly, Paul	55,944,011	16,341,543
Shields, Kenneth A.	52,220,742	20,064,812
Simmons, Hardwick	70,621,561	1,663,993
Sink, Adelaide	70,759,723	1,525,831

A significant number of the withheld votes cast for Paul Reilly and the “inside’ directors was the result of Institutional Shareholder Services (“ISS”) corporate governance policies for 2006. ISS considered Mr. Reilly, the Chairman and CEO of Korn Ferry International, to be an affiliated outside director because that firm provided executive recruiting engagements for the Company, as disclosed in the Company’s 2006 Proxy Statement. ISS categorizes executive recruiting as a professional service similar to accounting or legal services.  ISS recommended withholding votes not only for Mr. Reilly, but for all “inside” directors as well, due to his affiliated designation.

Unlike the New York Stock Exchange’s independence requirements, the ISS position on this relationship is absolute, lacking in any de minimis threshold. Under the NYSE rules, the Company’s Board determined that Korn Ferry’s intermittent engagements did not constitute a material relationship and that the dollar amount paid to Korn Ferry by the Company did not exceed the greater of $1 million or two percent of Korn Ferry’s revenues during any of the past three years. ISS views any Company engagement of Kern Ferry as rendering Mr. Reilly not independent. The Company engaged Korn Ferry twice in fiscal 2005 paying it a total of $218,000 for its services, while Korn Ferry’s revenues were over $476 million in fiscal 2005. The Company did not use Korn Ferry’s services in fiscal years 2002 -2004. The Company believes that ISS’ position is unduly restrictive and inappropriate because it eliminates the exercise of business judgment on the part of the Company’s Board with respect to Mr. Reilly’s independence.

2.     To ratify the appointment of KPMG, LLP by the Audit Committee of the Board of Directors as the Company’s independent registered public accounting firm.

For	Against	Abstain
71,974,471	227,369	83,706

Item 6. EXHIBITS

10	First Amendment to 2005 Raymond James Financial, Inc. Restricted Stock Plan as filed with Form 8-K on February 21, 2006.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 10, 2006	/s/ Thomas A. James
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

Date: May 10, 2006

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

Date: May 10, 2006

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Raymond James Financial, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas A. James, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2006

 /s/ THOMAS A. JAMES
Thomas A. James
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Raymond James Financial, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey P. Julien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2006

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Chief Financial Officer