Form 10-Q
period 2006-06-30
RAYMOND JAMES FINANCIAL INC
filed 2006-08-09
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

116,089,531 shares of Common Stock as of August 7, 2006

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Unaudited)

	June 30,	September 30,
	2006	2005
	(in thousands)
Assets:
Cash and cash equivalents	$ 631,912	$ 881,133
Assets segregated pursuant to federal regulations - cash and cash equivalents	3,226,244	2,351,805
Securities purchased under agreements to resell	335,682	117,616
Securities owned:
Trading securities, at fair value	679,651	359,679
Available for sale securities, at fair value	151,141	187,549
Other investments	66,815	-
Receivables:
Brokerage clients, net	1,530,714	1,426,096
Stock borrowed	1,050,153	1,079,849
Bank loans, net	1,904,683	1,000,281
Brokers-dealers and clearing organizations	220,276	110,760
Other	285,163	241,527
Investments in real estate partnerships- held by variable interest entities	186,893	138,228
Property and equipment, net	142,011	137,555
Deferred income taxes, net	84,814	78,373
Deposits with clearing organizations	30,682	31,286
Goodwill	62,575	62,575
Investment in leveraged leases, net	11,116	11,808
Prepaid expenses and other assets	190,243	142,649

	$10,790,768	$8,358,769
Liabilities and Shareholders' Equity:
Loans payable	$ 556,675	$ 146,462
Loans payable related to real estate- owed by variable interest entities	144,215	144,780
Payables:
Brokerage clients	4,644,957	3,767,535
Stock loaned	1,334,198	1,115,595
Bank deposits	1,448,404	1,076,020
Brokers-dealers and clearing organizations	88,297	146,269
Trade and other	146,659	140,360
Trading securities sold but not yet purchased	197,073	134,595
Securities sold under agreements to repurchase	354,360	33,681
Accrued compensation, commissions and benefits	275,011	299,657
Income taxes payable	36,805	20,961

	9,226,654	7,025,915

Minority Interests	120,578	91,031

Shareholders' equity*:
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
180,000,000 shares; issued 117,304,389 at
June 30, 2006 and 114,850,634 at Sept. 30, 2005	1,173	765
Shares exchangeable into common stock; 386,375
at June 30, 2006 and 427,988 at Sept. 30, 2005	4,959	5,493
Additional paid-in capital	227,182	165,074
Retained earnings	1,217,247	1,082,063
Accumulated other comprehensive income	10,936	9,632
	1,461,497	1,263,027

Less: 1,293,749 and 1,884,422 common shares in treasury, at cost	17,961	21,204
	1,443,536	1,241,823

	$10,790,768	$8,358,769

See accompanying Notes to Condensed Consolidated Financial Statements. * All share amounts adjusted, as necessary, for the March 22, 2006 3-for-2 stock split.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005

Revenues:
Securities commissions and fees	$ 424,594	$ 349,364	$ 1,186,079	$1,048,206
Investment banking	44,075	30,544	112,645	87,436
Investment advisory fees	46,371	38,674	132,603	115,233
Interest	125,860	66,354	320,532	178,161
Net trading profits	5,671	2,722	19,717	19,919
Financial service fees	38,288	20,507	86,441	64,665
Other	26,498	18,197	85,505	49,446
Total Revenues	711,357	526,362	1,943,522	1,563,066

Interest expense	81,689	32,818	194,516	87,419
Net Revenues	629,668	493,544	1,749,006	1,475,647

Non-Interest Expenses:
Compensation, commissions and benefits	429,224	348,361	1,195,488	1,039,762
Communications and information processing	25,858	23,948	77,152	67,205
Occupancy and equipment costs	18,701	16,695	54,213	48,570
Clearance and floor brokerage	8,781	6,769	19,607	18,014
Business development	21,782	17,057	58,608	47,303
Other	30,993	29,750	87,525	78,205
Total Non-Interest Expenses	535,339	442,580	1,492,593	1,299,059

Income before provision for income taxes and minority interest	94,329	50,964	256,413	176,588

Provision for income taxes	39,728	19,094	99,733	68,088
Minority interest	(2,173)	(512)	(6,734)	2,178

Net Income	$ 56,774	$ 32,382	$ 163,414	$ 106,322
Net Income per share-basic	$ 0.50	$ 0.29	$ 1.45	$ 0.97
Net Income per share-diluted	$ 0.48	$ 0.29	$ 1.41	$ 0.94
Weighted average common shares
outstanding-basic*	113,464	110,495	112,376	109,980
Weighted average common and common
equivalent shares outstanding-diluted*	116,960	113,382	115,556	113,240

Cash dividends declared per common share*	$ 0.08	$ 0.05	$ 0.24	$ 0.16

See accompanying Notes to Condensed Consolidated Financial Statements.
* Share amounts adjusted, as necessary, for the March 22, 2006 3-for-2 stock split.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)
(continued on next page)

	Nine Months Ended
	June 30,	June 24,
	2006	2005
Cash Flows from operating activities:
Net Income	$ 163,414	$ 106,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,474	12,023
Excess tax benefits from stock-based payment arrangements	(1,312)	-
Deferred income taxes	(6,441)	(7,863)
Unrealized loss (gain), premium and discount amortization on available for sale securities and other securities	123	(979)
Effectiveness of interest rate swaps accounted for as cash flow hedges	-	(4)
Loss (gain) on sale of property and equipment	1,046	(156)
Provision for legal proceedings, bad debts and other accruals	24,411	28,927
Stock-based compensation expense	17,253	11,826

(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(874,439)	(19,335)
Receivables:
Brokerage clients, net	(104,766)	(42,544)
Stock borrowed	29,696	397,864
Brokers-dealers and clearing organizations	(109,516)	43,926
Other	(26,189)	(26,860)
Securities purchased under agreements to resell, net of securities
sold under agreements to repurchase	102,613	(41,155)
Trading securities, net	(257,494)	(35,229)
Investments in real estate partnerships-held by variable interest entities	(48,665)	22,569
Prepaid expenses and other assets	(44,174)	(14,468)

Increase (decrease) in operating liabilities:
Payables:
Brokerage clients	877,422	214,727
Stock loaned	218,603	(374,016)
Brokers-dealers and clearing organizations	(57,972)	(1,816)
Trade and other	(9,612)	9,808
Accrued compensation, commissions and benefits	(24,646)	(2,874)
Income taxes payable	15,873	(21,284)
Minority Interest	29,547	(1,085)

Net cash (used in) provided by operating activities	$ (70,751)	$ 258,324

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)
(continued from previous page)

	Nine Months Ended
	June 30,	June 24,
	2006	2005

Cash Flows from investing activities:
Additions to property and equipment, net	$ (22,409)	$ (18,988)
Loan originations and purchases	(1,612,489)	(459,838)
Loan repayments	699,807	254,003
Purchases of other investments	(66,815)	-
Sale of available for sale securities	227	9,251
Purchases of available for sale securities	(9,721)	(37,434)
Available for sale securities maturations and repayments	45,945	52,098

Net cash used in investing activities	(965,455)	(200,908)

Cash Flows from financing activities:
Proceeds from borrowed funds	413,033	10,000
Repayments of mortgage and borrowings	(2,820)	(4,549)
Financing activity related to variable interest entities	6,348	(44,250)
Exercise of stock options and employee stock purchases	28,321	19,120
Increase in bank deposits, net	372,384	220,701
Purchase of treasury stock	(5,100)	(96)
Cash dividends on common stock	(27,841)	(19,684)
Excess tax benefits from stock-based payment arrangements	1,312	-

Net cash provided by financing activities	785,637	181,242

Currency adjustment:
Effect of exchange rate changes on cash	1,348	1,857
Net (decrease) increase in cash and cash equivalents	(249,221)	240,515
Cash and cash equivalents at beginning of period	881,133	482,348

Cash and cash equivalents at end of period	$ 631,912	$ 722,863

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 191,274	$ 86,841
Cash paid for taxes	$ 90,329	$ 83,075

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Raymond James Financial, Inc. (“RJF”) and its consolidated subsidiaries that are generally controlled through a majority voting interest. RJF is a Florida-based holding company whose subsidiaries are engaged in various financial service businesses; as used herein, the term “the Company” refers to RJF and/or one or more of its subsidiaries. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company also consolidates any variable interest entities (“VIEs”) for which it is the primary beneficiary. Additional information is discussed in Note 4. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted. Pursuant to GAAP, these unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. During the quarter ended June 30, 2006, the Company recorded a one-time adjustment of $8.2 million to increase revenues related to financial service fees. This adjustment was necessary to change the recording of certain fees, primarily Individual Retirement Account (“IRA”) fees, from a cash basis to an accrual basis. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005. To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to the unaudited condensed consolidated financial statements of the prior period to conform to the current period presentation.

On December 1, 2005 the Company’s Board of Directors approved a change in the Company’s fiscal year from the last Friday in September of each year to September 30 of each year. This also changes the ending date of the Company’s fiscal quarters from the last Friday in each quarter to the last day of each quarter.

Note 2 - Effects of Recently Issued Accounting Standards:

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits companies to elect, on an instrument by instrument basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 155 to have a material impact on the consolidated financial statements of the Company.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its consolidated financial statements.

In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP FAS 13-2”). This FASB Staff Position addresses how a change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. FSP FAS 13-2 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this staff position will have on its consolidated financial statements.

Note 3 - Trading Securities And Trading Securities Sold But Not Yet Purchased:

	June 30, 2006		September 30, 2005
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)
Marketable:
Equities	$34,886	$23,561	$ 32,237	$ 30,256
Municipal obligations	247,180	345	177,984	17
Corporate obligations	130,038	2,284	27,830	2,285
Government obligations	108,283	87,603	42,009	99,465
Agencies	122,522	74,212	60,445	84
Derivative Contracts	31,546	9,067	12,795	2,488
Other	5,073	-	2,019	-
Non-marketable	123	1	4,360	-
	$679,651	$197,073	$359,679	$134,595

Mortgage backed trading securities of $197.0 million and $79.8 million at June 30, 2006 and September 30, 2005, respectively, are included in corporate obligations and agencies in the table above. Mortgage backed securities sold but not yet purchased of $74.2 million and $84,000 at June 30, 2006 and September 30, 2005, respectively, are included in agencies in the table above.

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

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $18.5 million at June 30, 2006. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the loans funded to the employee investors. At June 30, 2006, that exposure is approximately $11.5 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. CSS is currently funded by capital contributions and loans from its owners. CSS had assets of $3.6 million at June 30, 2006. The Company's exposure to loss is limited to its capital contributions, amounts loaned and committed. The Company is not the primary beneficiary of CSS and accounts for its investment using the equity method of accounting.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 42 individual tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits. As of June 30, 2006, 40 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 1%.

RJTCF has concluded it is the primary beneficiary in approximately one third of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $249.8 million at June 30, 2006. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its advances to these funds. At June 30, 2006, that exposure is approximately $15.7 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate its financial interests in these funds. The Company's exposure to loss is limited to its advances to those funds. At June 30, 2006, that exposure is approximately $32.4 million.

The two remaining tax credit housing funds that have been determined not to be VIEs are wholly owned by RJTCF and are included in the Company’s consolidated financial statements. As of June 30, 2006, only one of these funds had any material activity. This fund typically holds interests in certain tax credit limited partnerships for less than 90-days and has assets of approximately $5.8 million at June 30, 2006.

As of June 30, 2006, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. The Company is not the primary beneficiary of these partnerships and accordingly the Company does not consolidate its financial interests in these partnerships. These partnerships have assets of approximately $25.5 million at June 30, 2006. The Company's exposure to loss is limited to its capital contributions. The carrying value of the Company's investment in these partnerships is not material at June 30, 2006.

One of the Company’s restricted stock plans is associated with a trust fund which was established through the Company’s wholly owned Canadian subsidiary. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. For financial statement purposes, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $5.3 million at June 30, 2006. None of those assets are specifically pledged as collateral for any obligations of the trust fund. The Company's exposure to loss is limited to its contributions to the trust fund. At June 30, 2006, that exposure is approximately $5.3 million.

Note 5 - Borrowings:

Loans payable at June 30, 2006 and September 30, 2005 are presented below:

	June 30, 2006	September 30, 2005
	(in 000's)
Short-term Borrowings:
Borrowings on lines of credit (1)	$13,738	$ 5,338
Current portion of mortgage notes payable(2)	2,712	2,604
Federal home loan bank advances (3)	403,700	-
Total short-term borrowings	420,150	7,942

Long-term Borrowings:
Mortgage notes payable (2)	66,525	68,520
Federal home loan bank advances (3)	70,000	70,000
Total long-term borrowings	136,525	138,520

Total borrowings	$556,675	$146,462

(1)
The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars. At June 30, 2006, the aggregate domestic lines were $710 million and CDN $40 million, respectively, of which $8.3 million was outstanding. The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. For the three months ended June 30, 2006, interest rates on the lines of credit ranged from 5.25% to 6.76%. For the three months ended, June 30, 2005 interest rates on the lines of credit ranged from 3.25% to 4.82%. In addition, various foreign joint ventures of the company have five unsecured lines of credit. At June 30, 2006 the aggregate lines of credit were $29 million, of which $5.3 million was outstanding. The interest rates for the lines of credit range from 7% to 22%.

(2)
Mortgage notes payable is comprised of a mortgage loan for the financing of the Company's home office complex and a note for the financing of the office for a foreign joint venture. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $74.3 million at June 30, 2006. A new building was purchased for $1.6 million in April 2005 for a foreign joint venture’s office in India and was financed with a note bearing 8.25% interest and is secured by the land and building.

(3)
RJBank has $473.7 million in Federal Home Loan Bank ("FHLB") advances outstanding at June 30, 2006, which are comprised of $403.7 million short-term, floating rate and $70.0 million long-term, fixed rate advances. The short-term, floating rate advances currently bear interest at rates ranging from 5.11% to 5.13%. The long-term, fixed rate advances bear interest at rates ranging from 2.37% to 5.67%. The outstanding FHLB advances mature between July 2006 and October 2014. These advances are secured by a blanket lien on the Bank's residential loan portfolio issued to FHLB at June 30, 2006.

Note 6 - Stock Based Compensation:

At June 30, 2006, the Company had multiple stock-based employee compensation plans, which are described below. The Company issues new shares under all plans approved by shareholders. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements given that it adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002 using the modified prospective application transition method within the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Fixed Stock Option Plans

The Company has two qualified and three non-qualified fixed stock option plans. Under the 2002 Incentive Stock Option Plan, one of the Company’s qualified plans, the Company may grant options to its management personnel for up to 9,000,000 shares of common stock. The 2002 Plan was established to replace, on substantially the same terms and conditions, the 1992 Plan. As of June 30, 2006, the 1992 Plan still has options outstanding. Options are granted to key administrative employees and Financial Advisors of Raymond James & Associates, Inc. who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time, disabled or recently retired.

As noted above, the Company has three non-qualified fixed stock option plans. Under the first of those plans, the Company may grant up to 5,125,781 shares of common stock to independent contractor Financial Advisors. Options are exercisable five years after grant date provided that the Financial Advisors are still associated with the Company. Under the Company's second non-qualified stock option plan, the Company may grant up to 854,298 shares of common stock to the Company's outside directors. Options vest over a five-year period from grant date provided that the director is still serving on the Board of the Company. Under the Company's third non-qualified stock option plan, the Company may grant up to 2,531,250 shares of common stock to key management personnel. Option terms are specified in individual agreements and expire on a date no later than the tenth anniversary of the grant date. Under all fixed stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of grant.

The Company’s net income for the three and nine months ended June 30, 2006 includes $2.0 million and $5.4 million, respectively, of compensation costs and $154,000 and $450,000, respectively, of income tax benefits related to the Company’s five fixed stock option plans. The Company’s net income for the three and nine months ended June 24, 2005 includes $2.0 million and $6.2 million, respectively, of compensation costs and $243,000 and $653,000, respectively, of income tax benefits related to the Company’s five fixed stock option plans.

These amounts may not be representative of future stock-based compensation expense since the estimated fair value of stock options is amortized to expense straight line over the vesting period and additional options may be granted in future years. The fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in the three and nine months ended June 30, 2006 and June 24, 2005:

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
Dividend Yield	1.06%	1.10%	1.20%	1.10%
Expected Volatility	29.38%	39.21%	29.38%	38.54%
Risk-free Interest Rate	5.18%	3.88%	4.38%	3.68%
Expected Lives	4.9 yrs	5.1 yrs	4.9 yrs	5.2 yrs

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

A summary of option activity of the Company's five fixed stock option plans for the nine months ended June 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options For	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at
October 1, 2005	7,050,171	$14.97
Granted	1,965,113	23.91	-	-
Exercised	(803,169)	13.45	-	-
Canceled	(32,954)	15.82
Expired	(2,250)	13.95	-	-
Outstanding at
December 31, 2005	8,176,911	$17.26	3.14	$64,219,903
Granted	31,350	30.13	-	-
Exercised	(632,979)	14.89	-	-
Canceled	(112,099)	18.80
Expired	(5,475)	16.95	-	-
Outstanding at
March 31, 2006	7,457,708	$17.49	3.13	$90,014,615
Granted	40,995	28.91	-	-
Exercised	(135,241)	14.18	-	-
Canceled	(88,407)	17.48
Expired	(4,250)	16.58	-	-
Outstanding at
June 30, 2006	7,270,805	$17.59	2.94	$92,225,250
Options exercisable at
June 30, 2006	1,167,307	$14.20	0.80	$18,761,604

As of June 30, 2006, there was $18.4 million of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of approximately three years. The weighted average grant date fair value of stock options granted during the three and nine months ended June 30, 2006 was $9.19 per share and $7.16 per share, respectively. The weighted average grant date fair value of stock options granted during the three and nine months ended June 24, 2005 was $6.74 per share and $6.07 per share, respectively. The total intrinsic value of stock options exercised during the three and nine months ended June 30, 2006 was $2.1 million and $18.2 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended June 24, 2005 was $0.4 million and $12.0 million, respectively. The total grant date fair value of stock options vested during the three and nine months ended June 30, 2006 was $252,000 and $4.9 million, respectively. The total grant date fair value of stock options vested during the three and nine months ended June 24, 2005 was $223,000 and $6.9 million, respectively.

Cash received from stock option exercises for the three and nine months ended June 30, 2006 was $2.0 million and was $21.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the Company’s fixed stock option plans was $267,000 and $2.2 million for the three and nine months, respectively, ended June 30, 2006.

Restricted Stock Plan

Under the 2005 Restricted Stock Plan the Company is authorized to issue up to 2,250,000 restricted stock units or restricted shares of common stock to employees and independent contractors. The 2005 Plan was established to replace, on substantially the same terms and conditions, the 1999 Plan. During the three months ended March 31, 2006, this plan was amended to allow the issuance of restricted stock units as retention measures for certain employees of the Company. In addition, the Company, through its wholly owned Canadian subsidiary, established a trust fund which is associated with the 2005 Plan. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. Awards under this plan may be granted by the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management growth, and/or profitability of the Company. These awards are forfeitable in the event of termination other than for death, disability or retirement. The compensation cost is recognized over the vesting period of the awards and is calculated as the market value of the awards on the date of grant. The following activity occurred during the nine months ended June 30, 2006:

		Weighted
		Average
		Grant Date
	Shares/Units	Fair Value ($)
Nonvested at
October 1, 2005	1,022,043	$16.02
Granted	653,243	21.70
Vested	(43,052)	13.44
Canceled	-	-
Nonvested at
December 31, 2005	1,632,234	$18.35
Granted	219,874	29.41
Vested	(93,202)	14.81
Canceled	(22,703)	19.81
Nonvested at
March 31, 2006	1,736,203	$19.98
Granted	228,594	29.63
Vested	(76,628)	13.47
Canceled	(17,965)	17.94
Nonvested at
June 30, 2006	1,870,204	$21.46

The Company’s net income for the three months ended June 30, 2006 includes $1.9 million of compensation costs and $749,000 of income tax benefits related to the Company’s Restricted Stock Plan. The Company’s net income for the three months ended June 24, 2005 includes $1.1 million of compensation costs and $401,000 of income tax benefits related to this plan.

The Company’s net income for the nine months ended June 30, 2006 includes $5.5 million of compensation costs and $2.1 million of income tax benefits related to the Company’s Restricted Stock Plan. The Company’s net income for the nine months ended June 24, 2005 includes $3.0 of compensation costs and $1.1 million of income tax benefits related to this plan.

As of June 30, 2006, there was $31.3 million of total unrecognized compensation cost related to grants under the Company’s Restricted Stock Plan. These costs are expected to be recognized over a weighted average period of approximately 3.8 years. The total fair value of shares vested under this plan during the three months and nine months ended June 30, 2006 was $1.0 million and $3.0 million, respectively.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan, the Company is authorized to issue up to 3,375,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plan, and its expired predecessor plan, the Company sold approximately 97,000 and 178,000 shares to employees during the three months ended June 30, 2006 and June 24, 2005, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $426,000 and $483,000 during the three months ended June 30, 2006 and June 24, 2005, respectively. The Company sold approximately 273,000 and 401,000 shares to employees during the nine months ended June 30, 2006 and June 24, 2005, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $1,160,000 and $1,164,000 during the nine months ended June 30, 2006 and June 24, 2005, respectively.

Stock Bonus Plan

The Company's 1999 Stock Bonus Plan authorizes the Company to issue up to 2,250,000 restricted shares to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000. The determination of the number of shares to be granted may encompass a discount from market value at the discretion of the Compensation Committee of the Board of Directors. Under the plan the shares are generally restricted for a three year period, during which time the shares are forfeitable in the event of voluntary termination. The compensation cost is recognized over the three-year vesting period based on the market value of the shares on the date of grant. The following activity occurred during the nine months ended June 30, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value ($)
Nonvested at
October 1, 2005	862,026	$17.38
Granted	393,135	24.87
Vested	(264,468)	13.95
Canceled	(2,377)	-
Nonvested at
December 31, 2005	988,316	$21.32
Granted	20,019	28.65
Vested	(1,543)	11.32
Canceled	(5,158)
Nonvested at
March 31, 2006	1,001,634	$21.16
Granted	-	-
Vested	-	-
Canceled	(4,916)	-
Nonvested at
June 30, 2006	996,718	$21.40

The Company’s net income for the three months ended June 30, 2006 includes $1.8 million of compensation costs and $694,000 of income tax benefits related to the Company’s Stock Bonus Plan. The Company’s net income for the three months ended June 24, 2005 includes $0.9 million of compensation costs and $334,000 of income tax benefits related to this plan.

The Company’s net income for the nine months ended June 30, 2006 includes $5.1 million of compensation costs and $2.0 million of income tax benefits related to the Company’s Stock Bonus Plan. The Company’s net income for the nine months ended June 24, 2005 includes $2.7 million of compensation costs and $1.0 million of income tax benefits related to this plan.

As of June 30, 2006, there was $10.4 million of total unrecognized compensation cost related to grants under the Company’s Stock Bonus Plan. These costs are expected to be recognized over a weighted average period of approximately 1.6 years. There were no shares vested under this plan during the three months ended June 30, 2006. The total fair value of shares vested under this plan during the nine months ended June 30, 2006 was $3.7 million.

Note 7 - Commitments and Contingencies:

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta Air Lines, Inc. “Delta” and Continental Airlines, Inc. “Continental"). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustees for the debt holders are unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge during the three months ended September 30, 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company also took a $4 million pretax charge in the 2004 fiscal year to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the event of a material modification to the lease or foreclosure of the aircraft by the debt holders, certain of the Company’s deferred tax payments of up to approximately $8.2 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings.

The Company also has an outstanding leveraged lease with Continental valued at $11.1 million as of June 30, 2006. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in September 2013.

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

Raymond James Bank, F.S.B ("RJBank") has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and letters of credit outstanding are as follows:

	June 30, 2006	September 30, 2005
	(in 000's)

Standby letters of credit	$ 46,633	$ 15,933
Consumer lines of credit	23,281	21,326
Commercial lines of credit	587,619	168,804
Unfunded loan commitments - variable rate	418,673	288,169
Unfunded loan commitments - fixed rate	10,835	11,402

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of June 30, 2006, $46.6 million of such letters of credit were outstanding. Of the letters of credit outstanding, $45.3 million are underwritten as part of a larger corporate credit relationship, and the remaining $1.3 million are fully secured by cash or securities. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

At June 30, 2006 and September 30, 2005, no securities were pledged by RJBank as collateral with the FHLB for advances. In lieu of pledging securities as collateral for advances, RJBank provided the FHLB with a lien against RJBank's portfolio of residential mortgage loans.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract expires in 2016 and has a 4% annual escalator. Expenses of $735,605 and $707,313 were recognized in the three months ended June 30, 2006 and June 24, 2005, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at June 30, 2006 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At June 30, 2006 and September 30, 2005, the Company had client margin securities valued at $78.3 million and $93.4 million, respectively, on deposit with a clearing organization.

The Company has guaranteed lines of credit for various foreign joint ventures as follows: two lines of credit totaling $12.5 million in Turkey and one line of credit totaling $3 million in Argentina. At June 30, 2006, there were no outstanding balances on the lines of credit in Turkey and Argentina. The Company has also from time to time authorized guarantees for the completion of trades with counterparties in Argentina and Turkey. At June 30, 2006 there were outstanding guarantees for a maximum of $5 million in Turkey and no guarantees were outstanding for Argentina.

The Company has committed to lend $1.7 million to CSS in four equal installments beginning in April 2006, the last of which is due in December 2006. CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system.

The Company has committed a total of $42.6 million, in amounts ranging from $200,000 to $2.0 million, to 40 different independent venture capital or private equity partnerships. As of June 30, 2006, the Company had invested $28.8 million of that amount. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $11.1 million as of June 30, 2006.

The Company is the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At June 30, 2006, the Company has $5.1 million committed to these funds.

At June 30, 2006, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of collateral (in 000's):
Securities purchased under agreements to resell	$ 431,334
Securities received in securities borrowed vs. cash transactions	1,076,708
Collateral received for margin loans	1,500,173
Total	$3,008,215

During the quarter certain collateral was repledged. At June 30, 2006, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of collateral and trading securities (in 000's):
Securities purchased under agreements to resell	$ 431,334
Securities received in securities borrowed vs. cash transactions	1,050,153
Collateral received for margin loans	397,752
Total	$1,879,239

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

The Company guarantees the existing mortgage debt of RJA of approximately $68 million. The Company may guarantee interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to or guarantee obligations of RJTCF of up to $90.0 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At June 30, 2006, cash funded to invest in either loans or investments in project partnerships was $46.0 million. In addition, at June 30, 2006, RJTCF is committed to additional future fundings of $42.8 million related to project partnerships that have not yet been sold to various tax credit funds.

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

As previously reported, RJF and Raymond James Financial Services, Inc. ("RJFS") are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. In July 2005, RJFS paid approximately $24 million in a settlement with approximately 380 claimants in this litigation, representing approximately two-thirds of the outstanding claims. The Company estimates that the value of the claims resolved also represents approximately two-thirds of the value of the total claims and has made adjustments to its litigation reserves to give effect to the estimated impact of the settlement. Several of the arbitration claims relating to this matter had been previously settled by RJFS for amounts consistent with its evaluation of those claims. The remaining lawsuits are pending in five state courts; three of the suits have been consolidated for pretrial purposes, and one of those has been set for trial in October 2006. In June 2006, the Texas First Circuit Court of Appeals overturned orders denying motions to compel arbitration of approximately one half of these claims, and those plaintiffs have agreed to refile their claims in arbitration. Initial motions to compel arbitration of some of the plaintiffs' claims in the two non-consolidated cases are pending.

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

Note 8 - Capital Transactions:

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended June 30, 2006:

	Number of	Average
Period	Shares Purchased (1)	Price Per Share

April 1, 2006 - April 30, 2006	-	-
May 1, 2006 - May 31, 2006	-	-
June 1, 2006 - June 30, 2006	1,410	28.56
Total	1,410	$28.56

(1)
The Company does not have a formal stock repurchase plan. Shares are repurchased at the discretion of management pursuant to prior authorization from the Board of Directors. On May 20, 2004, the Board of Directors authorized purchases of up to $75 million. Since that date 389,263 shares have been repurchased for a total of $7.3 million, leaving $67.7 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock reaches or approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. During June 2006, the Company only purchased shares that were surrendered by employees as payment for option exercises.

Note 9 - Regulation and Capital Requirements:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Raymond James & Associates, Inc. (“RJA”), a member firm of the New York Stock Exchange (“NYSE”), is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not to exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which both RJA and RJFS have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at June 30, 2006 and September 30, 2005 was as follows:

	June 30,	September 30,
	2006	2005
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	23.6%	27.8%
Net capital	$ 336,470	$ 372,615
Less: required net capital	(28,536)	(26,804)
Excess net capital	$ 307,934	$ 345,811

At June 30, 2006 and September 30, 2005, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at June 30, 2006 and September 30, 2005 was as follows:

	June 30,	September 30,
	2006	2005
Raymond James Financial Services, Inc.:	(in 000's)
(alternative method elected)
Net capital	$ 58,504	$ 41,851
Less: required net capital	(250)	(250)
Excess net capital	$ 58,254	$ 41,601

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning Level 1 or Level 2 at June 30, 2006 or September 30, 2005.

The Risk Adjusted Capital of RJ Ltd. was CDN$33,023,319 and CDN$25,482,000 at June 30, 2006 and September 30, 2005, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of June 30, 2006 and September 30, 2005, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2006, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJBank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of June 30, 2006:
Total capital (to
risk-weighted assets)	$ 188,971	14.0%	$ 108,165	8.0%	$ 135,207	10.0%
Tier I capital (to
risk-weighted assets)	172,070	12.7%	54,083	4.0%	81,124	6.0%
Tier I capital (to
adjusted assets)	172,070	8.2%	84,074	4.0%	105,093	5.0%

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of September 30, 2005:
Total capital (to
risk-weighted assets)	$ 173,466	24.9%	$55,685	8.0%	$69,606	10.0%
Tier I capital (to
risk-weighted assets)	165,874	23.8%	27,842	4.0%	41,764	6.0%
Tier I capital (to
adjusted assets)	165,874	12.6%	52,628	4.0%	65,785	5.0%

Note 10 - Earnings Per Share:

The following table presents the computation of basic and diluted earnings per share (in 000’s, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005

Net income	$56,774	$ 32,382	$163,414	$ 106,322

Weighted average common shares
outstanding during the period*	113,464	110,495	112,376	109,980

Dilutive effect of stock options and awards* (1)	3,496	2,887	3,180	3,260

Weighted average diluted common
shares* (1)	116,960	113,382	115,556	113,240

Net income per share - basic	$0.50	$ 0.29	$1.45	$ 0.97

Net income per share - diluted (1)	$0.48	$ 0.29	$1.41	$ 0.94

Securities excluded from weighted average
common shares because their effect
would be antidulitive*	-	1,095	-	1,023

* Share amounts adjusted, as necessary, for the March 22, 2006 3-for-2 stock split.

(1)
Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock options, units and awards.

Note 11 - Other Comprehensive Income:

Total comprehensive income for the three and nine months ended June 30, 2006 and June 24, 2005 is as follows (in 000's):

	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
Net income	$56,774	$ 32,382	$163,414	$ 106,322
Other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of tax	35	(90)	(88)	21
Unrealized gain on interest rate swaps accounted for as cash flow hedges, net of tax	2	246	44	835
Foreign currency translation adjustment	2,689	(1,021)	1,348	498

Total comprehensive income	$59,500	$ 31,517	$164,718	$ 107,676

Note 12 - Derivative Financial Instruments:

The Company makes limited use of derivative financial instruments in certain of its businesses. Certain derivative financial instruments have been used to manage well-defined interest rate risk at RJBank, while others are used in the conduct of the Company’s fixed income business.

The Company uses interest rate derivative contracts, primarily interest rate swaps, as part of its fixed income business. The Company enters into interest rate swaps to reduce interest rate risk associated with maintaining certain fixed income trading inventories. The Company also enters into interest rate swaps with institutional clients to assist them with their management of interest rate risk. The Company reduces its exposure to interest rate risk arising from such client transactions by entering into offsetting interest rate derivative contracts with market counterparties. All positions are marked to market with the gain or loss and related interest recorded in Net Trading Profits within the statement of operations for the period. Any collateral exchanged as required by collateral support agreements in conjunction with certain interest rate derivatives is recorded in Broker Receivables and Payables within the statement of financial condition for the period. At June 30, 2006 and September 30, 2005, the Company had outstanding interest rate derivative contracts with notional amounts of $2.2 billion and $1.7 billion, respectively. The notional amount of an interest rate swap is not a principal amount and does not change hands; it is simply used as a reference to calculate the exchange of interest payments. Accordingly, the notional amount of the Company’s interest rate derivatives outstanding at June 30, 2006 significantly exceeds the likely possible losses that could arise from such transactions. The net market value of all open interest rate derivative positions at June 30, 2006 and September 30, 2005 was $22 million and $10 million, respectively.

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management has used derivative financial instruments to hedge exposure to the variability of its interest payments by entering into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. During the three months ended June 30, 2006, RJBank’s sole remaining interest rate swap agreement expired. At September 30, 2005, RJBank was party to $11.5 million in notional amount of interest rate swap agreements. RJBank had cash of $0.9 million pledged or held as interest-bearing collateral for such agreements at September 30, 2005.

Changes in the fair value of a derivative that is highly effective, as defined by SFAS 133, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in income or expense at the end of each reporting period. For purposes of the statement of cash flows, any ineffectiveness resulting from the cash flow hedge is subtracted or added back in the reconciliation of net income to cash provided by operating activities at the end of each reporting period. When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value in the statement of financial condition, and recognizes any changes in its fair value in earnings. For the three and nine months ended June 30, 2006 and June 24, 2005, RJBank had an immaterial impact on the Condensed Consolidated Statement of Operations from ineffective cash flow hedges and transition adjustments.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company performs a credit evaluation of counterparties prior to entering into swap transactions. Currently, the Company anticipates that all counterparties will be able to fully satisfy their obligations under those agreements. The Company may require collateral from counterparties to support these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. However, state laws prohibit certain municipalities and other governmental entities from posting collateral in these transactions. For additional discussion regarding the Company’s objectives and strategies relative to derivative instruments in the context of the Company’s overall risk management strategy, refer to the Market Risk section in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

Note 13 - Segment Information:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Reclassifications have been made in the segment disclosures for the nine months ended June 24, 2005 to conform to the current period presentation.

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

RJBank is a separate segment, which provides consumer, residential, and commercial loans, as well as FDIC-insured deposit accounts to clients of the Company's broker-dealer subsidiaries and to the general public.

The Emerging Markets segment includes various joint ventures in Argentina, India, Turkey, and Uruguay. These joint ventures operate in securities brokerage, investment banking and asset management.

The Stock Loan/Borrow segment involves the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary.

The Other segment includes various investments of the Company.

Information concerning operations in these segments of business is as follows (in 000's):

	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
	(000's)		(000's)
Revenues:
Private Client Group	$ 458,622	$ 341,010	$ 1,251,272	$ 1,019,478
Capital Markets	133,004	107,378	361,796	331,202
Asset Management	51,384	43,689	146,459	125,661
RJBank	28,457	12,243	68,975	31,046
Emerging Markets	17,511	8,213	43,360	27,521
Stock Loan/Borrow	16,850	8,797	42,605	21,386
Other	5,529	5,032	29,055	6,772
Total	$ 711,357	$ 526,362	$1,943,522	$1,563,066

Income Before Provision for Income Taxes and Minority Interest:
Private Client Group	$ 54,246	$ 17,989	$ 129,588	$ 81,634
Capital Markets	20,904	15,210	57,564	45,504
Asset Management	12,955	10,292	35,072	29,107
RJBank	4,632	3,379	10,058	9,457
Emerging Markets	3,830	1,222	7,393	3,960
Stock Loan/Borrow	2,422	2,046	6,970	4,381
Other	(2,487)	1,338	16,502	367
Pre-tax Income	96,502	51,476	263,147	174,410

Minority Interest	(2,173)	(512)	(6,734)	2,178

Total	$ 94,329	$ 50,964	$ 256,413	$ 176,588

The following table presents the Company's total assets on a segment basis:

	June 30,	September 30,
	2006	2005
	(000's)
Total Assets:
Private Client Group *	$ 5,441,617	$ 4,528,048
Capital Markets **	1,460,432	1,032,815
Asset Management	74,907	74,418
RJBank	2,130,268	1,327,675
Emerging Markets	93,004	91,550
Stock Loan/Borrow	1,352,621	1,147,314
Other	237,919	156,949
Total	$10,790,768	$ 8,358,769

*	Includes $46 million of goodwill allocated pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets".
**	Includes $17 million of goodwill allocated pursuant to SFAS No. 142.

The Company has operations in the United States, Canada, Europe and joint ventures in India, Turkey, and Argentina. Substantially all long-lived assets are located in the United States. The following table represents revenue by country (in 000's):

	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
	(000's)		(000's)
Revenues:
United States	$ 623,911	$ 473,619	$ 1,687,476	$ 1,395,258
Canada	59,157	36,129	175,756	116,620
Europe	11,814	9,766	39,760	27,692
Other	16,475	6,848	40,530	23,496
Total	$ 711,357	$ 526,362	$ 1,943,522	$ 1,563,066

While the dollar amount invested in emerging market joint ventures is only $5.9 million, these investments carry greater risk than amounts invested in developed markets.

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

The Company’s overall financial results continue to be highly and directly correlated to the direction and activity levels of the U.S. equity markets. Despite the consistent increases in short-term interest rates and rapidly increasing oil prices, positive recruiting results in the private client group, a strong pipeline in investment banking, increased assets under management, and growth at RJBank should augur well for continued strong revenues.

Results of Operations - Three Months Ended June 30, 2006 Compared with the Three Months Ended June 24, 2005

Total Company

Net revenues of $629,668,000 represented a 28% increase over the prior year quarter with increases in revenues from all segments contributing to a fourth consecutive record revenue quarter. Net interest income increased $10.6 million, or 32%, as a result of both increased balances and rates. Securities commissions and fees increased 22% with the majority of that increase in the Private Client Group, reflecting strong employee recruiting results. Financial service fees increased $17.8 million or 87%, $8.2 million of which related to a one-time adjustment to change the recording of certain fees, primarily Individual Retirement Account (“IRA”) fees from a cash basis to an accrual basis. The remaining increase relates to the growth in the number of IRAs and other accounts that generate fees, new fees and the recording of certain fees on a gross basis (the offsetting expense, approximately $2 million, being recorded in clearance and floor brokerage). The 44% increase in investment banking fees is the result of an increase in the number of underwriting deals to 34 from 23 in the same quarter of the prior year. Investment advisory fees increased 20%, tracking a 21% increase in assets under management over the prior June. The increase in other income is the result of increased mutual fund education and sponsorship fees. Non-interest expenses were up 21% over the same quarter prior year. Compensation expense increased 23%, in line with the increase in securities commissions and fees. Occupancy and business development include expenses associated with opening new private client group offices, increased advertising and recruiting Financial Advisors. Significant operating leverage was evident, as net income for the quarter was 75% higher than for the same quarter in the prior year. As discussed above, the Company’s results include a one-time adjustment to financial service fees related to a change from recording certain client fees on a cash basis to an accrual basis. Excluding this $8.2 million favorable adjustment, net revenues were $621,498,000, up 26% over the prior year, and net income was $51,709,000 or $0.44 per diluted share for the quarter, up 52% from the prior year’s $0.29 per diluted share.

Segments

The Company currently operates through the following seven business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and various corporate investments combined in the "Other" segment.

The following tables present the gross revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Three Months Ended
	June 30,	June 24,	Percentage
	2006	2005	Change
Revenues:
Private Client Group	$ 458,622	$ 341,010	34%
Capital Markets	133,004	107,378	24%
Asset Management	51,384	43,689	18%
RJBank	28,457	12,243	132%
Emerging Markets	17,511	8,213	113%
Stock Loan/Stock Borrow	16,850	8,797	92%
Other	5,529	5,032	10%
Total	$ 711,357	$ 526,362	35%

	Three Months Ended
	June 30,	June 24,	Percentage
	2006	2005	Change
Income Before Provision for Income Taxes and Minority Interest:
Private Client Group	$ 54,246	$ 17,989	202%
Capital Markets	20,904	15,210	37%
Asset Management	12,955	10,292	26%
RJBank	4,632	3,379	37%
Emerging Markets	3,830	1,222	213%
Stock Loan/Stock Borrow	2,422	2,046	18%
Other	(2,487)	1,338	(286)%
Pre-tax Income	96,502	51,476	87%

Minority Interest	(2,173)	(512)	324%

Total	$ 94,329	$ 50,964	85%

Private Client Group

The Private Client Group segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom. The Private Client Group Financial Advisors provide securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments, annuities and insurance products. This segment accounts for the majority of the Company's revenues (64% of total company revenues for the three months ended June 30, 2006). It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances. The Company charges commissions to its Private Client Group clients based on commission schedules or through asset-based fee alternatives that clients can elect as an alternative to traditional commissions.

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

	June 30,	March 31,	June 24,
	2006	2006	2005
Private Client Group - Financial Advisors:
Traditional Branch	1,242	1,192	1,076
Independent Contractor	3,439	3,479	3,554
Total Financial Advisors	4,681	4,671	4,630

Private Client Group pre-tax profits were up over 200% ($36 million) on a 34% increase in revenues over the same quarter in the prior year. These results include strong recruiting results in the domestic employee model, significantly lower legal expenses and a 25% increase in net interest earnings. In addition, the aforementioned adjustment of $8.2 million to financial service fees was included in this segment’s revenues. RJA has been highly successful in recruiting Financial Advisors, with a net increase of 149 since June 2005. This increase is particularly significant as the Financial Advisors recruited have generally been large producers. RJA has also opened 39 new office locations since June 2005. While this growth generated increases in commission revenue, it also resulted in significant increases in the related expenses associated with Financial Advisors’ bonuses, account transfer fees, and branch opening costs. Due to the decrease in legal costs and increased net interest, the Private Client Group margins have more than doubled despite these increased recruiting costs.

Of the Company’s $44 million dollars in net interest income for the most recent quarter, nearly $28 million was attributable to the Private Client Group. Net interest generated by customer balances, predominantly the net of earnings on margin loans and assets segregated pursuant to federal regulations less interest paid on customer cash balances, are credited to the Private Client Group. Balances in these accounts, as well as the associated rates, have increased since the prior year resulting in a $5 million, or 25%, increase in net interest in this segment.

	Three Months Ended
	June 30,	March 31,	June 24,
	2006	2006	2005
	($ in millions)
Client Margin Accounts:
Average Balance	$ 1,214	$ 1,199	$ 1,105
Average Rate	7.89%	7.42%	5.88%

Assets Segregated:
Average Balance	$ 3,240	$ 2,968	$ 2,391
Average Rate	4.99%	4.53%	2.99%

Client Interest Program:
Average Balance	$ 3,564	$ 3,348	$ 2,847
Average Rate	4.20%	3.74%	2.23%

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; financial advisory services including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions. The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions account for the majority of the segment's revenue and are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the Company is involved. This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Pre-tax profits in the Capital Markets Group increased $5.7 million, or 37%, over the same quarter prior year with revenues up $25.6 million, or 24%. This increase is the combined result of the $10.4 million increase in underwriting fees and the $8.8 million increase in commissions - much of which was in RJ Ltd. The increased underwriting fees reflect the increase in the number of offerings reflected in the table below. Merger and acquisition fees were down $2 million from the same quarter in the prior year.

	Three Months Ended
	June 30,	June 24,
	2006	2005
Number of managed/co-managed public equity offerings:
US	27	20
Canada	7	3

Total dollars raised (in 000's):
US	$6,899,588	$6,721,247
Canada (in U.S. dollars)	134,770	41,944

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

	June 30,	March 31,	Dec. 31,	June 24,
	2006	2006	2005	2005
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$12,335,316	$12,727,040	$11,583,998	$11,198,226
Heritage Family of Mutual Funds	9,910,089	9,581,853	8,587,468	8,439,054
Raymond James Consulting Services	7,484,119	7,552,451	6,886,746	6,192,639
Awad Asset Management	1,071,161	1,176,690	1,189,863	1,189,450
Freedom Accounts	4,471,471	3,832,768	3,052,367	1,956,063
Total Assets Under Management	35,272,156	34,870,802	31,300,442	28,975,432

Less: Assets Managed for other internal Asset Management Entities	3,628,540	3,672,474	3,250,683	2,807,011

Total Third Party Assets Under Management	$31,643,616	$31,198,328	$28,049,759	$26,168,421

Trust Company Assets Under Administration	$ 1,247,676	$ 1,223,025	$ 1,155,358	$ 1,041,895

Assets Under Management increased 21% over the prior year. This was the combined result of positive net sales, increased asset values from positive investment performance, and assets from clients of newly recruited Financial Advisors transferring large asset balances to the Company's asset management programs. This increase in assets generated an 18% increase in revenues and 26% increase in pre-tax profits within the segment.

RJBank

RJBank provides residential, consumer, and corporate loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public. RJBank also purchases residential whole loan pools, and participates with other banks in corporate loan syndications. RJBank generates revenue principally through the interest income earned on the loans noted above offset by the interest expense it incurs on client deposits and borrowings. RJBank’s objective is to maintain a substantially duration-matched portfolio of assets and liabilities.

Net interest earnings at RJBank increased 66% over the prior year quarter as a result of the continued significant growth of its balance sheet. RJBank loan balances increased $1.01 billion over the same period in the prior year, or 114%, as RJBank invested on a leveraged basis in preparation for the introduction of an additional cash sweep offering to brokerage customers. The first phase of this sweep program was effective in July 2006. The growth in RJBank’s asset balances has been made up of purchases of residential mortgage loan pools and participation in large corporate loan syndications. During periods of growth when new loans are originated or purchased, an allowance for loan losses is established for potential losses inherent in those new loans. Accordingly, a robust period of growth generally results in charges to earnings in that period, while the benefits of higher interest earnings are realized in later periods. During the quarter ended June 30, 2006 RJBank re-evaluated and implemented changes to its loan loss reserve methodology in conjunction with a revision to the corporate loan grading process. The new loan grading process provides more specific and detailed risk measurement across the corporate loan portfolio. This change resulted in a modest decrease in the loan loss reserve as a percentage of total loans. In anticipation of growth in RJBank customer deposits as a result of the newly introduced sweep option, RJBank intends to continue to grow its loan portfolio.

Emerging Markets

Emerging Markets includes the results of the Company’s joint venture operations in India, Latin America and Turkey. The quarter ended June 30, 2006 included a significant underwriting fee ($3 million) in Latin America, increased commissions in both Turkey and Latin America, and increased trading profits in Turkey.

Stock Loan/Stock Borrow

This segment conducts its business through the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary. The borrower of the securities puts up a cash deposit, commonly 102% of the market value of the securities, on which interest is earned. Accordingly, the lender receives cash and pays interest. These cash deposits are adjusted daily to reflect changes in current market value. The net revenues of this operation are the interest spreads generated. Improved results in this segment were a result of higher interest rates and resultant improved spreads, as the average balances actually declined marginally.

Other

This segment consists of earnings on corporate cash, private equity investments and other corporate investments made at the corporate level net of expenses, predominantly executive compensation.

The loss in the Other segment is primarily the result of an unrealized loss recognized on the remaining NYSE Group, Inc. (“NYX”) shares received as a result of the NYSE becoming a public company (“NYSE conversion”) combined with corporate bonus expense associated with improved profitability.

Results of Operations - Nine Months Ended June 30, 2006 Compared with the Nine Months Ended June 24, 2005

Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the nine month comparison.

Total Company

For the first nine months of fiscal 2006, the Company's total revenues increased $380 million, or 24%, over the same period in the prior year. The largest increase in revenue was in interest, as both rates and balances increased throughout the Company. Net income increased $57.1 million, or 54%, to $163.4 million, or $1.41 per diluted share, from $106.3 million, or $0.94 per diluted share. These results include the gain on the NYSE conversion, and sale of the Montreal Exchange seats, in the prior quarter, and the adjustment to certain financial service fees, without which, net income increased 39% over the prior year to $148 million or $1.28 per diluted share.

Segments

The following tables present the revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Nine Months Ended
	June 30,	June 24,	Percentage
	2006	2005	Change
Revenues:
Private Client Group	$ 1,251,272	$ 1,019,478	23%
Capital Markets	361,796	331,202	9%
Asset Management	146,459	125,661	17%
RJBank	68,975	31,046	122%
Emerging Markets	43,360	27,521	58%
Stock Loan/Stock Borrow	42,605	21,386	99%
Other	29,055	6,772	329%
Total	$ 1,943,522	$ 1,563,066	24%

	Nine Months Ended
	June 30,	June 24,	Percentage
	2006	2005	Change
Income Before Provision for Income Taxes and Minority Interest:
Private Client Group	$ 129,588	$ 81,634	59%
Capital Markets	57,564	45,504	27%
Asset Management	35,072	29,107	20%
RJBank	10,058	9,457	6%
Emerging Markets	7,393	3,960	87%
Stock Loan/Stock Borrow	6,970	4,381	59%
Other	16,502	367	4,396%
Pre-tax Income	263,147	174,410	51%

Minority Interest	(6,734)	2,178	(409)%

Total	$ 256,413	$ 176,588	45%

Within the Capital Markets segment, mergers and acquisition fees are up over $10 million, over half of which were earned in the second quarter.

Year to date results for the Other segment include the $16 million gain on the NYSE conversion.

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The statement of financial condition is primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $10.8 billion at June 30, 2006 were up approximately 29% over September 30, 2005. Most of this increase is due to the significant increases in brokerage client cash deposits, leading to a similar increase in segregated cash balances on the asset side, and growth of RJBank, with the increased loan balances being largely funded by FHLB advances. RJBank loan balances increased significantly as the Company continued to prepare for the introduction of an additional cash sweep offering to brokerage customers. The Company initiated the first phase of this option in July 2006 and plans to continue to expand the offering for the next few years, which will result in continued growth in RJBank balances. The other significant increase in assets was in securities owned (trading inventory). The broker-dealer gross assets and liabilities, including trading inventory, stock loan/stock borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients fluctuate with the Company's business levels and overall market conditions.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended June 30, 2006 was approximately $70.8 million, primarily attributable to increase in segregated assets, an increase in securities inventory levels, an increase in prepaid expenses and other assets, an increase in receivables from clients, an increase in securities purchased under agreements to resell, and a decrease in accrued compensation, commissions and benefits. This was offset by an increase in payables due clients, a decrease in receivables associated with the Company’s stock loan/borrowed business, an increase in payables associated with the Company’s stock loan/borrowed business, and an increase in securities sold under agreements to repurchase.

Investing activities used $965.5 million in cash, which is primarily due to loans originated and purchased by RJBank, the purchases of other investments and capital expenditures, net of loan repayments and the maturation of available for sale securities.

Financing activities provided $785.6 million, the result of an increase in FHLB advances and deposits at RJBank and cash provided from the exercise of stock options and employee stock purchases. This was partially offset by the repayments of borrowings, purchases of treasury stock and the payment of cash dividends.

At June 30, 2006 and September 30, 2005 the Company had loans payable of approximately $556.6 million and $146 million, respectively. The balance at June 30, 2006 is comprised primarily of a $68.2 million loan for its home-office complex, a $1.1 million loan for the office of a foreign joint venture, $473.7 million in Federal Home Loan Bank advances (used to fund operations at RJBank), and various short-term borrowings totaling approximately $13.6 million. In July 2006, $403.7 million of the $473.7 million in FHLB advances were repaid by the Company after the first phase of the new sweep program transferred customer deposits to RJBank.

As of June 30, 2006, consistent with year-end, the Company's liabilities are comprised primarily of client payables of $4.6 billion at the broker-dealer subsidiaries and deposits of $1.45 billion at RJBank, as well as deposits held on stock loaned transactions of $1.3 billion. The Company primarily acts as an intermediary in stock borrowed/loan transactions. As a result, the liability associated with the stock loan transactions is related to the $1.05 billion receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $3.9 billion in cash and assets segregated pursuant to federal regulations. The Company also has client brokerage receivables of $1.5 billion.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations should provide adequate funds for continuing operations.

As of June 30, 2006 both of the Company's domestic broker-dealer subsidiaries well exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action. There have been no significant changes in circumstances since year-end that have affected the capital of either the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

The Company will continue its endorsement of a new cash sweep option to its clients through RJBank. This new cash sweep option will require substantial capital to be contributed to RJBank to meet regulatory requirements, and therefore may require the Company to infuse an estimated $200 to $300 million over the next several years for this purpose.

The Company has contractual obligations of approximately $2.3 billion, with $1.9 billion coming due in the next twelve months related to its short and long-term debt, non-cancelable lease agreements, partnership investments, unfunded commitments to extend credit, a stadium naming rights agreement, and $658 million in commitments related to RJBank's letters of credit and lines of credit. Commitments related to letters of credit and lines of credit may expire without being funded in whole or part, therefore these amounts are not estimates of future cash flows (see Note 7 to the Condensed Consolidated Financial Statements for further information on the Company’s commitments).

In addition to the mortgage loan and advances from the FHLB, the Company and its subsidiaries have several lines of credit denominated in U.S. dollars and one line of credit denominated in Canadian dollars, with aggregate available balances of $710 million and CDN$40 million, respectively (see Note 5 to the Condensed Consolidated Financial Statements for further information on the Company's lines of credit). At June 30, 2006, the Company was in compliance with all covenants of the lines of credit and its mortgage loans.

Effects of Inflation

The Company's assets are primarily liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses, including employee compensation, communications and occupancy, which may not be readily recoverable through charges for services provided by the Company.

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, are discussed in the section entitled “Risk Factors” of Item 1 included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005 and in Item 1A of Part II of this report on Form 10-Q. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

	June 30, 2006
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)

Cash trading instruments	$ 648,105	$ 188,006
Derivative contracts	31,546	9,067
Available for sale securities	151,141	-
Total	$ 830,792	$ 197,073

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

June 30, 2006
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
(in 000’s)
Fair value based on quoted prices and independent sources	$ 796,160	$ 188,006
Fair value determined by Management	34,632	9,067
Total	$ 830,792	$ 197,073

Derivative Contracts

Fair value for derivative contracts are obtained from pricing models that consider current market and contractual prices for the underlying financial instruments, as well as time value and yield curve or volatility factors underlying the positions.

Investment in Leveraged Leases

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta and Continental). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustees for the debt holders are unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge during the three months ended September 30, 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company also took a $4 million pretax charge in the 2004 fiscal year to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the event of a material modification to the lease or foreclosure of the aircraft by the debt holders, certain of the Company’s deferred tax payments of up to approximately $8.2 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings.

The Company also has an outstanding leveraged lease with Continental valued at $11.1 million as of June 30, 2006. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in September 2013.

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

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of June 30, 2006, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. During the quarter, the loan grading system used by management to determine the level of risk in the corporate loan portfolio was revised and expanded to 15 different risk categories. The factors taken into consideration when assigning the reserve percentage to each category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At June 30, 2006, the amortized cost of all RJBank loans was $1.92 billion and an allowance for loan losses of $15.9 million was recorded against that balance. The total allowance for loan losses, including $2.8 million in reserves for off-balance sheet exposures maintained in Other Liabilities, is equal to 0.97% of the amortized cost of the loan portfolio.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At June 30, 2006 the receivable from Financial Advisors was $80 million, which is net of an allowance of $8.4 million for estimated uncollectibility.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For a description of the Company’s risk management policies, including a discussion of the Company’s primary market risk exposures, which include interest rate risk and equity price risk, as well as a discussion of the Company’s credit risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations. The Company's broker-dealer subsidiaries, primarily RJA, trade tax exempt and taxable debt obligations and act as an active market maker in approximately 340 over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

The following table represents the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities.

	June 30, 2006		September 30, 2005
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)

Marketable:
Municipal	$ 247,180	$ 345	$ 177,984	$ 17
Corporate	130,038	2,284	27,830	2,285
Government	108,283	87,603	42,009	99,465
Agency	122,522	74,212	60,445	84
Total debt securities	608,023	164,444	308,268	101,851

Derivative contracts	31,546	9,067	12,795	2,488
Equity securities	34,886	23,561	32,237	30,256
Other securities	5,196	1	6,379	-
Total	$ 679,651	$ 197,073	$359,679	$134,595

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk based limits; limits are established both for categories of securities (e.g., OTC equities, high yield securities, municipal bonds) and for individual traders. As of June 30, 2006 the absolute fixed income and equity inventory limits were $2,205,000,000 and $79,775,000, respectively. The Company's trading activities were well within these limits at June 30, 2006. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate risk, spread, ratio and basis risk and volatility. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

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

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the nine months ended June 30, 2006, with the corresponding dollar value of the Company's portfolio.

	Nine months ended June 30, 2006			VaR at
($ in 000's)	High	Low	Daily Average	June 30, 2006	September 30, 2005

Daily VaR	$1,251	$312	$762	$553	$ 532
Portfolio Value (net)	$303,377	$177,669	$299,775	$407,108	$169,978
Daily VaR as a percent of Daily Portfolio Value	0.41%	0.18%	0.26%	0.14%	0.31%

The reported P/L loss in the portfolio exceeded the VaR one time during the period. The increase in VaR from September 30, 2005 resulted from additional trading inventory.

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

Additional information is discussed under Derivative Financial Instruments in Note 12 of the Notes to the Condensed Consolidated Financial Statements.

RJBank maintains an earning asset portfolio that is comprised of mortgage, corporate and consumer loans, as well as mortgage-backed securities and other investments. Those earning assets are funded in part by its obligations to clients, including demand deposits, money market accounts, savings accounts, certificates of deposit and FHLB advances. Based on the current earning asset portfolio of RJBank, market risk for RJBank is limited primarily to interest rate risk. RJBank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios. The following table represents the carrying value of RJBank's assets and liabilities that are subject to market risk. This table does not include financial instruments with limited market risk exposure due to offsetting asset and liability positions, short holding periods or short periods of time until the interest rate resets.

RJBank Financial Instruments with Market Risk (as described above, in 000's):

	June 30, 2006	September 30, 2005

Mortgage-backed securities	$ 12,127	$ 6,716
Municipal obligations	0	5
Loans receivable, net	1,139,881	648,649
Total assets with market risk	$1,152,008	$ 655,370

Certificates of deposit	$ 338,366	$ 220,660
Federal Home Loan Bank advances	60,000	70,000
Interest rate swaps	0	72
Total liabilities with market risk	$ 398,366	$ 290,732

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 14.08%. in the first year after the rate jump, whereas a downward shift of the same magnitude would increase RJBank's net interest income by 11.21%. These sensitivity figures are based on positions as of June 30, 2006, and are subject to certain simplifying assumptions, including that management takes no corrective action.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 28 traders. The average aggregate inventory held for proprietary trading during the quarter-ended June 30, 2006 was CDN$7,466,925. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported, RJF and RJFS are defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. In July 2005, RJFS paid approximately $24 million in a settlement with approximately 380 claimants in this litigation, representing approximately two-thirds of the outstanding claims. The Company estimates that the value of the claims resolved also represents approximately two-thirds of the value of the total claims and has made adjustments to its litigation reserves to give effect to the estimated impact of the settlement. Several of the arbitration claims relating to this matter had been previously settled by RJFS for amounts consistent with its evaluation of those claims. The remaining lawsuits are pending in five state courts; three of the suits have been consolidated for pretrial purposes, and one of those has been set for trial in October 2006. In June 2006, the Texas First Circuit Court of Appeals overturned orders denying motions to compel arbitration of approximately one half of these claims, and those plaintiffs have agreed to refile their claims in arbitration. Initial motions to compel arbitration of some of the plaintiffs' claims in the two non-consolidated cases are pending.

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

Item 1A. RISK FACTORS

See “Risk Factors” on pages 11 and 12 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

As a result of high levels of storm induced damage over the past two years in Florida and along the Gulf Coast, insurance coverage for wind and flood damage has become harder to obtain and substantially more expensive. As a consequence, the Company has been forced to pay more for the coverage it obtained and self-insure against these risks to a greater degree than in the past.

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

Item 6. EXHIBITS

3(ii)	Amended and Restated By-laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on May 25, 2006, filed herewith.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 9, 2006	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer

                                        41