Form 10-K
period 2006-09-30
RAYMOND JAMES FINANCIAL INC
filed 2006-12-14
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2006 was $2,731,191,559.

The number of shares outstanding of the registrant’s common stock as of December 5, 2006 was 117,034,717.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 15, 2007 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Raymond James Financial, Inc. (“RJF”) is a holding company headquartered in Florida whose subsidiaries are engaged in various financial services businesses predominantly in the United States of America (“U.S.”) and Canada. Its principal subsidiaries include Raymond James & Associates, Inc. (“RJA”), Raymond James Financial Services, Inc. (“RJFS”), Raymond James Ltd. ("RJ Ltd."), Eagle Asset Management, Inc. (“Eagle”), Heritage Asset Management, Inc. (“Heritage”) and Raymond James Bank, FSB (“RJBank”). All of these subsidiaries are wholly owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as the “Company”.

PRINCIPAL SUBSIDIARIES

RJF's principal subsidiary, RJA, is the largest full service brokerage and investment firm headquartered in the state of Florida and one of the larger retail brokerage firms in North America. RJA is a self-clearing broker-dealer engaged in most aspects of securities distribution, trading, investment banking and asset management. RJA also offers financial planning services for individuals and provides clearing services for RJFS, other affiliated entities and several unaffiliated broker-dealers. RJA is a member of the New York Stock Exchange (“NYSE”), American Stock Exchange, and most regional exchanges in the U.S. It is also a member of the National Association of Securities Dealers (“NASD”) and Securities Investors Protection Corporation (“SIPC”).

RJFS is an independent contractor broker-dealer subsidiary, and one of the largest independent contractor brokerage firms in the U.S. Financial Advisors affiliated with RJFS may offer their clients all products and services offered by RJA. RJFS also has four institutional sales offices in Europe. RJFS is a member of the NASD and SIPC, but not of any exchange, as it clears all of its business on a fully disclosed basis through RJA.

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

BUSINESS SEGMENTS

The Company's business has seven segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and certain investments combined in the "Other" segment. Financial information concerning RJF for each of the fiscal years ended September 30, 2006, September 30, 2005 and September 24, 2004 is included in the consolidated financial statements and notes thereto. Such information is hereby incorporated by reference.

PRIVATE CLIENT GROUP

The Company provides securities transaction and financial planning services to approximately 1.5 million client accounts through the branch office systems of RJA, RJFS, RJ Ltd., and Raymond James Investment Services Limited (“RJIS"), an independent contractor subsidiary in the United Kingdom. The Company's Financial Advisors offer a broad range of investments and services, including both third party and proprietary products, and a range of financial planning services. In most cases, the Company charges commissions for sales of investment products to its Private Client Group clients based on an established commission schedule. Varying discounts may be given, generally based upon the client's level of business, the trade size, service level provided, and other relevant factors. An increasing number of clients are electing asset-based fee alternatives instead of the traditional commission structure; in fiscal year 2006 asset-based fees from such accounts represented 31% of the Private Client Group's commission and fees.

The majority of the Company’s U.S. Financial Advisors are also licensed to sell insurance and annuity products through its general insurance agency, Planning Corporation of America (“PCA”), a wholly owned subsidiary of RJA. Through the Financial Advisors of the Company's broker-dealer subsidiaries, PCA provides product and marketing support for a broad range of insurance products, principally fixed and variable annuities, life insurance, disability insurance and long-term care coverage.

The Company's Financial Advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load funds. RJA maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker-dealers, including funds managed by Heritage. Commissions on such sales generally range from 0% to 5.75% of the dollar value of the transaction. The majority of mutual fund purchases include a front-end sales charge or occur at net asset value (“NAV”) in fee-based accounts. In addition, there is typically an annual charge in the form of a fund expense.

No single client accounts for a material percentage of this segment's total business.

Private Client Group Securities Commission and Fees
For the Fiscal Years Ended:

	Sept. 30,	% of	Sept. 30,	% of	Sept. 24,	% of
	2006	Total	2005	Total	2004	Total
	($ in 000's)

Listed equity	$ 188,031	15%	$ 178,148	16%	$ 154,374	15%
OTC equities	55,706	5%	55,946	5%	68,223	7%
Fixed income *	37,911	3%	41,596	3%	49,075	5%
Mutual funds	294,586	23%	257,026	23%	228,001	22%
Fee based accounts	390,691	31%	307,684	27%	251,967	25%
Insurance and annuity products	228,888	18%	222,657	20%	212,747	21%
New issue sales credits	66,938	5%	69,234	6%	51,614	5%
Total Private Client Group commissions and fees	$1,262,751	100%	$1,132,291	100%	$1,016,001	100%

* Fixed income products include municipal, corporate, government agency and mortgage-backed bonds, preferred stocks, certificates of deposit, and unit investment trusts.

Raymond James & Associates

RJA employs 1,028 Financial Advisors in 170 retail branch offices concentrated in the Southern, Midwest and Mid-Atlantic regions of the United States.  RJA's Financial Advisors work in a traditional branch setting supported by local management and administrative staffs.  The number of Financial Advisors per office ranges from one to 32. RJA Financial Advisors are employees and their compensation includes not only commission payments but also participation in the firm’s benefit plans, including Profit Sharing and ESOP programs.  All investment program products are available to RJA Financial Advisors.  Between 75 and 100 new Financial Advisors are trained each year at the Robert A. James National Training Center in St. Petersburg, Florida.

Raymond James Financial Services

RJFS supports 3,255 independent contractor Financial Advisors in providing products and services to their Private Client Group clients in 1,426 offices and 539 satellite offices throughout all 50 states. The number of Financial Advisors in RJFS offices ranges from one to 13. Independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions and fees. They are permitted to conduct other businesses unrelated to their RJFS activities such as offering fixed insurance products, independent registered investment advisory services, and accounting and tax services, among others.

Through its Financial Institutions Division (“FID”), RJFS offers securities to customers of financial institutions such as banks, thrifts and credit unions. FID consists of 503 Financial Advisors in 210 locations. RJFS also provides custodial, trading and other support services to unaffiliated independent investment advisors through its Investment Advisor Division (“IAD”). IAD’s 62 registered investment advisory firms are able to conduct daily business online with RJFS. Services provided include trading, access to their clients’ account information, and the services of the Asset Management segment.

Raymond James Ltd.

RJ Ltd. is a self-clearing broker-dealer with its own operations and information processing personnel. RJ Ltd. has 60 private client branches with 195 employee Financial Advisors and 117 independent Financial Advisors, all located in Canada.

Raymond James Investment Services Limited

The Company is a 75% shareholder of RJIS. This entity operates an independent contractor network in the United Kingdom, and currently has 36 branch locations and 71 Financial Advisors.

RJA - Operations

RJA's operations personnel are responsible for the execution of orders, processing of securities transactions, custody of client securities, receipt, identification and delivery of funds and securities, compliance with certain regulatory and legal requirements and general office administration for most of the Company's securities brokerage operations. At September 30, 2006, RJA employed 721 persons in its operations areas who provide services primarily to the Private Client Group, but also support the Company's other segments.

The Company's businesses are supported by, and are dependent upon, an extensive system of electronic data processing. These computer systems are largely developed and maintained by the 726 employees in the Company’s information technology department, most of whom are located in St. Petersburg.

The Company's operations were not adversely affected by the series of hurricanes that Florida experienced during 2005. However, the Company continues to enhance certain aspects of its business continuity plan to deal with the possible impact of future hurricanes or other events by expanding its operational and processing capabilities in Michigan.

The Company has developed a business continuity plan that is designed to permit continued operation of critical business functions in the event of disruptions to the St. Petersburg facility; all mission critical business departments have developed operational plans for such disruptions, and the Company has a staff which devotes their full time to monitoring and facilitating those plans. In that connection, the Company maintains computer capacity to support mission critical functions at its Michigan location, and conducts some of its daily operational activities from that site. Systems have been designed so that the Company can transfer all mission critical processing activities to Michigan, and personnel have been identified who are assigned responsibility for this role, including some personnel who will be required to temporarily relocate to Michigan to carry out these activities if necessary.

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

	Capital Markets Commissions For the Fiscal Years Ended:
	Sept. 30,	% of	Sept. 30,	% of	Sept. 24,	% of
	2006	Total	2005	Total	2004	Total
	($ in 000's)

Equity	$ 217,840	84%	$ 193,001	74%	$ 174,464	69%
Fixed Income	41,830	16%	66,431	26%	77,102	31%

Total commissions	$ 259,670	100%	$ 259,432	100%	$ 251,566	100%

The 109 domestic and overseas professionals in RJA's Institutional Equity Sales and Sales Trading Departments maintain relationships with over 1,310 institutional clients, principally in North America and Europe. In addition to the Company's headquarters in St. Petersburg, FL, RJA has institutional equity sales offices in New York City, Boston, Chicago, Los Angeles, London and Geneva. RJ Ltd. has 29 institutional equity sales and trading professionals servicing predominantly Canadian institutional investors from offices in Montreal, Toronto and Vancouver. RJFS has institutional equity sales offices in Brussels, Dusseldorf, Luxembourg and Paris. European offices also provide services to high net worth clients.

RJA distributes to its institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. RJA carries inventory positions of taxable and tax-exempt securities in both the primary and secondary markets to facilitate its institutional sales activities. In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York City, Chicago and 17 other cities throughout the U.S. To assist institutional clients, the Fixed Income Research Group provides portfolio strategy analysis and municipal bond research.

Equity Research Department

The 47 domestic senior analysts in RJA's research department support the Company's institutional and retail sales efforts and publish research on approximately 670 companies. This research primarily focuses on U.S. companies in specific industries including Technology, Telecommunications, Consumer, Financial Services, Business Services, Healthcare, Real Estate, Energy and Industrial Growth. Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients. RJ Ltd. has an additional 19 analysts who publish research on approximately 207 companies primarily focused in the Energy, Energy Services, Mining, Forest Products, Biotechnology, Technology, Consumer and Industrial Products, REIT and Income Trust sectors.

Equity Trading

Trading equity securities in the over-the-counter ("OTC") market involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. RJA makes markets in approximately 330 common stocks in the OTC market. Similar to the equity research department, this operation serves to support both the Company's institutional and Private Client Group sales efforts.

Equity Investment Banking

The 60 professionals of RJA's Investment Banking Group, located in St. Petersburg with additional offices in Atlanta, New York City, Nashville, Chicago, Princeton, Palo Alto, Dallas, and Houston, are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. RJ Ltd.'s Investment Banking Group consists of 21 professionals located in Calgary, Toronto and Vancouver providing equity financing and financial advisory services to corporate clients. The Company's investment banking activities focus on the same industries as those followed by the Equity Research department.

Syndicate Department

The Syndicate Department coordinates the marketing, distribution, pricing and stabilization of RJA's lead and co-managed equity underwritings. In addition to RJA's managed and co-managed offerings, this department coordinates the firm's syndicate and selling group activities in transactions managed by other investment banking firms.

Fixed Income Trading

RJA trades both taxable and tax-exempt fixed income products. The 28 taxable and 22 tax-exempt RJA fixed income traders purchase and sell corporate (including high yield), municipal, government, government agency, and mortgage-backed bonds, asset backed securities, preferred stock and certificates of deposit from/to clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as an agent for their clients. RJA enters into future commitments such as forward contracts and “to be announced” securities (e.g. securities having a stated coupon and original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). In addition, a subsidiary of RJF participates in the interest rate swaps market as a principal, both for economically hedging RJA fixed income inventory and in transactions with customers.

Fixed Income Investment Banking

Fixed income investment banking includes debt underwriting and public finance activities. The 56 professionals in the RJA Public Finance division operate out of 8 offices (located in St. Petersburg, Birmingham, New York City, Chicago, Atlanta, Nashville, Helena (Montana) and San Antonio). The Company acts as a financial advisor or underwriter to various municipal agencies or political subdivisions, housing developers and non-profit health care institutions.

RJA acts as an underwriter or selling group member for corporate bonds, mortgage-backed securities, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJA agrees to purchase the issue through a negotiated sale or submits a competitive bid.

Partnership Syndication Activities

Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the general partner or managing member in a number of limited partnerships and limited liability companies which invest in multi-family real estate entities that qualify for tax credits under Section 42 of the Internal Revenue Code.  RJTCF has been an active participant in the tax credit program since its inception in 1986, and currently focuses on tax credit funds for institutional investors that invest in a portfolio of tax credit eligible multi-family apartments.  The investors’ expected return on investment from these funds are primarily derived from tax credits and tax losses that investors can use to reduce their federal tax liability. During fiscal 2006, RJTCF invested over $276.8 million for large institutional investors in 78 real estate transactions for properties located throughout the U.S. From inception, RJTCF has raised over $1.3 billion in equity and has sponsored 43 tax credit funds, with investments in 1,068 tax credit apartment properties in 42 states.

ASSET MANAGEMENT

The Company's asset management segment includes proprietary asset management operations, internally sponsored mutual funds, several small proprietary hedge funds, non-affiliated private account portfolio management alternatives, and other fee based programs. No single client accounts for a material percentage of this segment's total business.

Eagle Asset Management, Inc.

Eagle is a registered investment advisor with approximately $12.5 billion under management at September 30, 2006, including approximately $1.8 billion for the Heritage Family of Mutual Funds. Eagle offers a variety of equity and fixed income objectives managed by six portfolio management teams. Eagle's clients include individuals, pension and profit sharing plans, foundations, endowments, variable annuities and mutual fund portfolios. These accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages approximately $6.9 billion for institutional clients, including funds managed as a subadvisor to variable annuity accounts and mutual funds (including Heritage), and approximately $5.6 billion for private client accounts.

Eagle's investment management fee for discretionary accounts generally ranges from .20% to 1.0% of asset balances per year depending upon the size and investment objective(s) of the account.

Heritage Asset Management, Inc.

Heritage serves as investment advisor to the Heritage Family of Mutual Funds and certain short-term fixed income accounts. Heritage also serves as transfer agent for all of the funds and as fund accountant for all Heritage funds except the International Equity Fund. Heritage internally manages the largest of its portfolios, the Heritage Cash Trust-Money Market Fund, which has $5.1 billion in assets. Portfolio management services for the Diversified Growth Fund, Core Equity Fund and the Mid-Cap Stock Fund are subadvised by Eagle. Portfolio management for the Small Cap Stock Fund is subadvised by both Eagle and the Company's Awad Asset Management subsidiary (“Awad”). Unaffiliated advisors are utilized for the Municipal Money Market Fund, Capital Appreciation Trust, High Yield Bond Fund, Growth and Income Fund, and the International Equity Fund.

Heritage also serves as an advisor to RJBank to make recommendations and monitor the Bank's liquid assets, investments in mortgages and mortgage related securities.

Total assets under management at September 30, 2006 were $9.3 billion, of which approximately $6.3 billion were money market funds.

Heritage Fund Distributors, Inc.

Heritage Fund Distributors is a registered broker-dealer engaged in the distribution of the Heritage Family of Mutual Funds.

Awad Asset Management, Inc.

Awad is a registered investment advisor that primarily manages small cap equity portfolios. At September 30, 2006 Awad had approximately $1 billion under management, including approximately $193 million of the Heritage Small Cap Stock Fund. Awad's clients include individuals, pension and profit sharing plans, variable annuities, foundations, endowments, and mutual fund portfolios. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Management fees generally range from .27% to 1.0% of asset balances annually depending upon the size and investment objective(s) of the account.

Asset Management Services

RJA's Asset Management Services (“AMS”) Department manages several investment advisory programs. The primary advisory services offered are the Raymond James Consulting Services program, which offers a variety of both affiliated and non-affiliated advisors, and the Eagle High Net Worth program. Both programs maintain an approved list of investment managers, provide asset allocation model portfolios, establish custodial facilities, monitor performance of client accounts, provide clients with accounting and other administrative services, and assist investment managers with certain trading management activities. AMS earns fees generally ranging from 0.40% to 0.85% of asset balances per annum, a portion of which is paid to the investment managers who direct the investment of the clients' accounts. In addition, AMS also offers the Freedom program, where an investment committee within AMS manages portfolios of mutual funds on a discretionary basis. At September 30, 2006, these three programs had approximately $13.0 billion in assets under management, including approximately $2.0 billion managed by Heritage, Eagle and Awad.

Additional advisory programs offered through AMS are Passport, Ambassador, Opportunity, and the Managed Investment Program. For these accounts, advisory services are provided by the Financial Advisors with AMS providing quarterly performance reporting and other accounting and administrative services. Fees are based on the individual account size and are also dependent on the type of securities in the accounts. As of September 30, 2006, these programs had approximately $18.4 billion in assets.

In addition to the foregoing programs, AMS also administers fee-based programs for clients who have contracted for portfolio management services from nonaffiliated investment advisors that are not part of the Raymond James Consulting Services program.

RJFS offers an advisory fee based program similar to Passport called IMPAC. As of September 30, 2006, IMPAC had $7.9 billion in assets serviced by RJFS Financial Advisors.

Raymond James Trust Company
Raymond James Trust Company West

Raymond James Trust Company and Raymond James Trust Company West provide personal trust services primarily to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is often subcontracted to the asset management operations of the Company. These two subsidiaries had a combined total of approximately $1.3 billion in client assets at September 30, 2006, including $54 million in the donor-advised charity known as the Raymond James Charitable Endowment Fund.

Proprietary Private Equity Funds

The Company has sponsored two private equity funds to date: Raymond James Capital Partners, L.P., a merchant banking limited partnership; and Ballast Point Ventures, L.P., a venture capital limited partnership (the “Funds”). The Company, through wholly owned subsidiaries, earns management fees for services provided to the Funds and participates in profits or losses through both general and limited partnership interests.

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

RJBank operates from a single branch location adjacent to the Company’s headquarters complex in St. Petersburg, Florida. Access to RJBank's products and services is available nationwide through the offices of its affiliated broker-dealer firms as well as through convenient telephonic and electronic banking services. As of September 30, 2006, RJBank had total assets of $3.1 billion, with 90% of the bank's $2.8 billion in deposits consisting of cash balances swept from the investment accounts of RJA and RJFS clients. These balances are held in the FDIC insured Raymond James Bank Deposit Program administered by RJA. Other than the foregoing, no single client accounts for a material percentage of the segment's total business.

EMERGING MARKETS

Raymond James International Holdings, Inc. (“RJIH”) currently has interests in joint ventures in Argentina, India, Turkey, and Uruguay. These joint ventures operate in securities brokerage, investment banking and asset management. In addition, RJIH owns Raymond James Global Securities, Inc. (“RJGS”), a broker-dealer which clears business predominantly for Latin American entities. RJGS is incorporated in the British Virgin Islands and utilizes the correspondent clearing services of RJA. No single client accounts for a material percentage of this segment's total business.

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

OTHER

This segment includes various investment and corporate activities of Raymond James Financial, Inc.

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

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. RJA and RJFS are currently registered as broker-dealers in all 50 states. In addition, financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Various Company affiliates have offices in France, the United Kingdom, Germany, Switzerland, Belgium, Luxemburg, Turkey, Argentina, India, British Virgin Islands, Canada and Uruguay.

Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations ("SROs"), principally the NASD, the NYSE and other securities exchanges. These SROs adopt and amend rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker-dealers.

The SEC, SROs and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.

The Company's U.S. broker-dealer subsidiaries are required by federal law to belong to SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. As a result of adequate fund levels, each of the Company's domestic broker-dealer subsidiaries was required to pay only the minimum annual assessment of $150 in fiscal 2006. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. In December 2003, RJA joined with other major U.S. securities brokerage firms to form Customer Asset Protection Company (“CAPCO”), a licensed Vermont insurance company, to provide excess SIPC coverage. CAPCO provides account protection for the total net equity of client accounts of participating firms with no aggregate limit. CAPCO has received a financial strength rating of A+ from Standard and Poor’s. These coverages do not protect against market fluctuations.

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

See Note 19 of the Notes to Consolidated Financial Statements for further information on SEC and IDA regulations pertaining to broker-dealer regulatory minimum net capital requirements.

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

RJBank is subject to various regulatory capital requirements established by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on RJBank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets (as defined in the regulations). See Note 19 of the Notes to the Consolidated Financial Statements for further information and capital analysis.

The Company's two state-chartered trust companies are subject to regulation by the states in which they are chartered. These regulations focus on, among other things, the soundness of internal controls in place at the trust companies.

As a public company, the Company is subject to corporate governance requirements established by SEC and NYSE, as well as federal and state law. Under the Sarbanes-Oxley Act, the Company is required to meet certain requirements regarding business dealings with members of the Board of Directors, the structure of its Audit Committee, and ethical standards for its senior financial officers, among other things. Under SEC and NYSE rules, the Company is required to comply with other standards of corporate governance, including having a majority of independent directors serve on its Board of Directors, and the establishment of independent audit, compensation and corporate governance committees.

Under Section 404 of the Sarbanes-Oxley Act, the Company is required to complete an assessment of its internal controls over financial reporting and to obtain reports from its independent auditors regarding their opinion of management's assessment of internal controls and their independent opinion regarding the Company's internal control over financial reporting. This requirement imposes additional costs on the Company, reflecting internal staff and management time, as well as additional audit fees and fees for outside service providers and consultants since the Act went into effect.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, are discussed in Item 1A, “Risk Factors” in this report. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 1A. RISK FACTORS

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

The Company’s Business Is Highly Dependent on Technology

The Company’s businesses rely extensively on electronic data processing and communications systems, and its continued success will depend upon its ability to successfully maintain and upgrade the capability of those systems and retain skilled information technology employees. Failure of those systems, which could result from events beyond the Company’s control, could result in financial losses, liability to clients and damage to the Company’s reputation.

The Company’s Operations Could Be Adversely Affected By Serious Weather Conditions

The Company’s principal operations are located in St. Petersburg, Florida. During 2004 and 2005, there was a significant increase in hurricane activity on the Gulf Coast which has directly affected other parts of Florida. While the Company has a business continuity plan that permits significant operations to be conducted from its Southfield, Michigan location (see Item 1, “Business” in this report), the Company’s operations could be adversely affected by hurricanes or other serious weather conditions that could affect processing of transactions and communications. In addition, as a result of high levels of storm induced damage during these years in Florida and along the Gulf Coast, insurance coverage for wind and flood damage has become harder to obtain and substantially more expensive. As a consequence, the Company has been forced to pay more for the limited coverage it obtained and self-insure against these risks to a greater degree than in the past.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company's headquarters is located on approximately 55 acres within the Carillon office park in St. Petersburg, Florida. The headquarters complex currently includes four main towers which encompass a total of 884,000 square feet of office space, the Raymond James Bank building, which is a 26,000-square-foot two-story building, and two five-story parking garages. At this location, the Company has the ability to add approximately 490,000 square feet of new office space. Raymond James also has 30,000 square feet of leased space near Carillon. The Company’s facilities are used to some extent for current operations of all segments. The Company relocated its Detroit, Michigan operations to a newly renovated 84,000 square foot building on 14 acres in Southfield, Michigan. The Company owns that real estate as well as a 45,000 square foot building in Detroit that previously housed those operations. The Company intends to sell the Detroit building.

The Company leases offices in various locations throughout the U.S. and in certain foreign countries. With the exception of a Company-owned RJA branch office building in Crystal River, FL, RJA branches are leased with various expiration dates through 2014. RJ Ltd. leases premises for main offices in Vancouver, Calgary, and Toronto and for branch offices throughout Canada. These leases have various expiration dates through 2013. RJ Ltd. does not own any land or buildings. See Note 13 to Consolidated Financial Statements for further information regarding the Company's leases.

Leases for branch offices of RJFS, the independent contractors of RJ Ltd. and RJIS are the responsibility of the respective independent contractor Financial Advisors.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business.  Like others in the retail securities industry, the Company experienced a significant increase in the number of claims seeking recovery due to portfolio losses in the early 2000's. During the past year, the number of claims has declined to more historic levels.

As previously reported, RJF and RJFS were defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. In July 2005, RJFS paid approximately $24 million in a settlement with approximately 380 claimants in this litigation, representing approximately two-thirds of the outstanding claims. RJFS has settled with an additional 150 claimants for a lump sum of $18 million. These settlements effectively extinguish the Company’s liability with the exception of one remaining lawsuit in federal court involving one claimant family group.

On September 27, 2005, the State of Utah filed a petition for Order of Censure, Suspension of License and Imposition of Fine against RJFS related to the alleged failure to supervise a former Financial Advisor. The Utah Securities Division asked the Division Director to enter an order censuring the Company, suspending its license in Utah for 30 days, ordering a fine of $100,000 and requiring the engagement of an independent consultant to review its supervisory structure and procedures. In September 2006, RJFS agreed without admitting or denying the State’s findings, to a fine of $100,000.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately US$6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit. RJY is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish tax court. Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has made provision in its consolidated financial statements for its estimate of the reasonable potential exposure for this matter. As of September 30, 2006, RJY had total capital of approximately US$6.4 million, of which the Company owns approximately 73%.

The Company is contesting the allegations in this and other cases and believes that there are meritorious defenses in each of these lawsuits and arbitrations.  In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be.  In the opinion of the Company's management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.  However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER
                        PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NYSE under the symbol “RJF”. At December 5, 2006 there were approximately 14,000 holders of the Company's common stock. The following table sets forth for the periods indicated the high and low trades for the common stock (as adjusted for the three-for-two stock split in March 2006).

	2006		2005
	High	Low	High	Low
First Quarter	$ 25.72	$ 20.25	$ 20.91	$ 15.57
Second Quarter	31.45	24.47	22.79	19.27
Third Quarter	31.66	26.34	20.85	17.25
Fourth Quarter	30.57	26.45	21.46	18.33

See Quarterly Financial Information in Item 8 for the amount of the quarterly dividends paid.

The Company expects to continue paying cash dividends. However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, and the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, NYSE, NASD and the IDA; and RJBank, which may be subject to restrictions by federal banking agencies. Such restrictions have never become applicable with respect to the Company's dividend payments. (See Note 19 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on RJBank and the Company's broker-dealer subsidiaries).

See Note 15 of the Notes to Consolidated Financial Statements for information regarding repurchased shares of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended
	Sept. 30,		Sept. 30,		Sept. 24,	Sept. 26,	Sept. 27,
	2006		2005		2004	2003	2002
	(in 000’s, except per share data)
Operating Results:

Gross revenues	$ 2,632,757		$2,156,997		$1,829,776	$1,497,571	$1,517,423
Net revenues	$ 2,336,087		$2,039,208		$1,781,259	$1,451,960	$1,441,088
Net income	$ 214,342		$ 151,046		$ 127,575	$ 86,317	$ 79,303
Net income per
Share - basic: *	$ 1.90		$ 1.37		$ 1.16	$ .79	$ .72
Net income per
Share - diluted: *	$ 1.85		$ 1.33		$ 1.14	$ .78	$ .71

Weighted average
common shares
outstanding - basic: *	112,614		110,217		110,093	109,236	109,517
Weighted average common and common
equivalent shares
outstanding - diluted: *	115,738		113,048		111,603	110,624	111,666

Cash dividends declared
per share *	$ .32		$ .21		$ .17	$ .16	$ .16

Financial Condition:

Total assets	$11,516,650		$8,369,256		$7,621,846	$6,911,638	$6,040,303
Long-term debt	$ 286,712	**	$ 280,784	**	$ 174,223	$ 167,013	$ 147,153

Shareholders' equity	$ 1,463,869		$1,241,823		$1,065,213	$ 924,735	$ 839,636
Shares outstanding *	114,064	***	113,394		110,769	109,148	109,517

Equity per share
at end of period*	$ 12.83		$ 10.95		$ 9.62	$ 8.47	$ 7.67

*	Gives effect to the three-for-two stock splits paid on March 22, 2006 and March 24, 2004.
**	Includes loans payable related to investments by variable interest entities in real estate partnerships, which are non-recourse to the Company.
***	Excludes non-vested shares.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Company. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and accompanying notes to the consolidated financial statements.

The Company’s results continue to be highly correlated to the direction of the U.S. equity markets and are subject to volatility due to changes in interest rates, valuation of financial instruments, economic and political trends and industry competition. An environment favorable to the Company’s results is characterized by a stable political environment, low inflation, low unemployment, upward-trending financial markets, and strong corporate profitability, all of which have a positive influence on investor confidence. During fiscal 2006, long term inflation expectations remained low and the Federal Reserve continued its measured short-term interest rate increases with six 25 basis point rate increases during the first nine months of the year. The Dow Jones Industrial Average, S&P 500 and NASDAQ indices rose 11%, 9% and 5%, respectively, during the fiscal year.

Results of Operations - Total Company

The Company currently operates through the following seven business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and various corporate investments and expenses combined in the "Other" segment.

The following table presents consolidated and segment financial information for the Company for the years indicated:

	Year Ended
	September 30,	September 30,	September 24,
	2006	2005	2004
	(in 000's)
Total Company
Revenues	$ 2,632,757	$ 2,156,997	$ 1,829,776
Pretax earnings	342,066	247,971	204,121

Private Client Group
Revenues	1,679,813	1,397,578	1,202,368
Pretax earnings	168,519	102,245	107,122

Capital Markets
Revenues	487,419	455,151	400,787
Pretax earnings	78,221	77,333	57,910

Asset Management
Revenues	200,124	171,916	148,160
Pretax earnings	48,095	40,841	27,875

RJBank
Revenues	114,692	45,448	28,104
Pretax earnings	16,003	14,204	8,824

Emerging Markets
Revenues	55,263	38,768	27,675
Pretax earnings	2,857	5,927	4,304

Stock Loan/Stock Borrow
Revenues	59,947	31,876	16,372
Pretax earnings	8,001	5,962	2,135

Other
Revenues	35,499	16,260	6,310
Pretax earnings (loss)	20,370	1,459	(4,049)

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 - Total Company

The Company had record annual revenues and earnings for the third consecutive year, with net revenues surpassing $2.3 billion. Non-interest expenses rose by 12%, contrasted to a 15% increase in net revenues. Net income exceeded $200 million for the first time in the Company's history, up 42% from the prior year. Driven by a 36% increase in net interest earnings (see table below) combined with solid increases in investment advisory fees (14%) and securities commissions and fees (10%), a modest (6%) increase in investment banking revenues and an increase in financial service fees (35%), all of the Company’s four major segments had higher revenues and pretax income than in the prior year.

Total firm net revenues increased 15%, while pretax profits after consideration of minority interest were up 38% over the prior year.

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - Total Company

The Company had record results for its fiscal year ended September 30, 2005, with both total and net revenues surpassing $2 billion. Net income of over $150 million was up 18% from the prior year. Driven by robust increases in investment banking revenues (41%) and net interest earnings (48% - see table below) combined with solid increases in investment advisory fees (17%) and securities commissions and fees (10%), all three of the Company’s largest segments had significantly higher revenues than in the prior year. Capital Markets and Asset Management had even more impressive increases in pretax profits (34% and 47%, respectively). Private Client Group earnings were negatively impacted by legal expenses and settlements.

Total firm net revenues increased 14%, while pretax profits after consideration of minority interest were up 21% over the prior year.

Net Interest Analysis

	Year Ended
	September 30, 2006	September 30, 2005	September 24, 2004
	($ in 000's)
Interest Revenue
Margin balances:
Average balance	$ 1,327,121	$ 1,218,486	$ 1,006,007
Average rate	7.4%	5.6%	4.0%
Interest revenue - margin balances	98,417	68,125	39,750

Assets segregated pursuant to federal regulations:
Average balance	2,983,853	2,390,174	2,288,593
Average rate	4.8%	2.8%	1.1%
Interest revenue - segregated assets	141,741	65,847	24,832

Raymond James Bank, FSB interest revenue:
Average earning assets	1,980,547	1,063,973	882,123
Average rate	5.8%	4.2%	3.1%
Interest revenue - Raymond James Bank, FSB	114,065	45,017	27,318

Stock borrowed interest revenue	59,947	31,876	16,372

Interest revenue- variable interest entities	1,008	822	-
Other interest revenue	54,803	33,875	26,492

Total interest revenue	$ 469,981	$ 245,562	$ 134,764

Interest Expense
Client interest program:
Average balance	$ 3,793,570	$ 3,228,443	$ 2,715,667
Average rate	3.8%	1.8%	0.4%
Interest expense - client interest program	143,428	58,486	11,659

Raymond James Bank, FSB interest expense:
Average interest bearing liabilities	1,801,747	971,013	811,268
Average rate	4.1%	2.3%	1.2%
Interest expense - Raymond James Bank, FSB	73,529	22,020	9,863

Stock loaned interest expense	47,593	22,873	12,405

Interest expense- variable interest entities	8,368	3,934	-
Other interest expense	23,752	10,476	14,590

Total interest expense	$ 296,670	$ 117,789	$ 48,517

Net interest income	$ 173,311	$ 127,773	$ 86,247

Over half of the increase in pretax income was made up of the increase in net interest, 39% of which was generated by RJBank. This increase was a result of the substantial increase in customer deposits and corresponding loan balances at RJBank resulting from the Company’s inception of a new cash sweep option for certain brokerage clients. The remainder of the increase in interest earnings was primarily related to increased cash balances in customer accounts at the broker-dealers, on which the Company earns a spread, and increased interest earnings on corporate cash balances.

Results of Operations - Private Client Group

The following table presents consolidated financial information for the Private Client Group segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 24,
	2006	(Decr.)	2005	(Decr.)	2004
	($ in 000's)
Revenues:
Securities commissions and fees	$ 1,262,751	12%	$ 1,132,291	11%	$ 1,016,001
Interest	248,709	77%	140,807	97%	71,484
Financial service fees	93,421	40%	66,774	12%	59,606
Other	74,932	30%	57,706	4%	55,277
Total revenue	1,679,813	20%	1,397,578	16%	1,202,368

Interest expense	139,593	130%	60,796	368%	12,996
Net revenues	1,540,220	15%	1,336,782	12%	1,189,372

Non-interest expenses:
Sales commissions	940,567	14%	825,889	12%	735,194
Admin & incentive comp and benefit costs	233,684	13%	207,368	11%	187,469
Communications and information processing	53,064	8%	49,183	25%	39,387
Occupancy and equipment	51,101	11%	46,114	-	46,197
Business development	50,555	21%	41,719	11%	37,602
Clearance and other	42,836	(34%)	65,166	75%	37,158
Total non-interest expenses	1,371,807	11%	1,235,439	14%	1,083,007
Income before taxes and minority interest	168,413	65%	101,343	(5%)	106,365
Minority interest	(106)		(902)		(757)
Pretax earnings	$ 168,519	65%	$ 102,245	(5%)	$ 107,122
Margin on net revenue	10.9%		7.6%		9.0%

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 - Private Client Group

The Private Client Group's (“PCG”) results include a $130 million increase in commission and fee revenues. While commission and fee revenues increased in the PCG segment of all three broker-dealers, the increases were far more significant in RJA and RJ Ltd. where there has been an increase in the number of Financial Advisors due to successful recruiting. RJA added a net 65 employee Financial Advisors and increased the average production from $379,000 in fiscal 2005 to $404,000 in fiscal 2006. In addition, average assets under management per RJA Financial Advisor has increased to an all time high of $58 million from $50 million at September 2005. RJA has successfully focused on recruiting high-producing Financial Advisors and continued to benefit from industry consolidation. RJA commissions and fees increased 23%. RJ Ltd. added 20 employee Financial Advisors and 13 independent contractor Financial Advisors. RJ Ltd. commissions and fees increased 27%. The modest 5.7% increase in RJFS commissions and fees is primarily attributable to a $65.7 million, or 15.6%, increase in fee based business and mutual fund trails.

PCG net interest earnings increased 36% over the prior fiscal year, a combined result of increased client margin balances (up 9%) and increased customer cash balances, on which a spread is earned. Net interest represented 65% of the segment's pretax earnings, down from 78% in fiscal 2005.

Financial Service Fees in the PCG segment increased $26.6 million, or 40% over the prior year. The increase included a one-time adjustment of approximately $10 million related to a change from cash to accrual accounting for IRA fees. The increase in other revenue of $17.2 million is predominantly made up of increased mutual fund networking fees and the newly introduced educational and marketing support fee from mutual fund companies.

Commission expenses increased 2% more than commission revenue, the result of an increased number of independent contractors (who receive higher payouts) in RJ Ltd, the advances associated with recruiting at RJA and higher payout levels to more productive Financial Advisors. Admin and incentive compensation increased due to the increase in the segment’s profits and an increased number of support staff related to the growing number of Financial Advisors in RJA and increased compliance staff in RJFS. Business development expenses increased as it includes advertising costs and increased travel and other expenses related to recruiting. Other expenses declined as prior years' expense included historically high legal costs and settlements related to the 2000 - 2002 market decline.

PCG margins increased by more than 3% over the prior year, reaching 10.9%. The prior year was negatively impacted by the historically high legal costs and settlements, and the expense of the early stages of independent contractor business in the UK and at RJ Ltd.

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - Private Client Group

The Private Client Group's results reflect an 11% increase in commission and fee revenue. Due to the continued process of upgrading the Company’s Financial Advisor population, which encompassed the termination of lower producers, the net increase in the number of Financial Advisors was only 2%. The Company’s branding campaign, which has increased the visibility of the firm name, and the promotion of the AdvisorChoice platform for Financial Advisors has helped to increase Financial Advisor interest in the Company. In particular, the employee firm (RJA) had strong recruiting results in the latter half of the year as the Company benefited from industry consolidation. Most of the increase in commission and fee revenue is attributable to the increased average production of Financial Advisors and was close to the Company's goal of a 10% increase per year. Further productivity gains may be expected, provided the market conditions remain favorable, as newly recruited Financial Advisors complete the transition of their accounts and existing Financial Advisors grow their businesses.

While average margin balances increased 21% for the fiscal year, interest revenues within PCG increased 97% as a result of rising short-term interest rates, which also led to higher than normal spreads. Accordingly, PCG net interest earnings increased 37%, and represented nearly 78% of this segment's earnings.

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

PCG margins, which were 7.6% in fiscal 2005, were negatively impacted by the losses in the early stage, independent contractor joint venture in the UK, relatively low margins in the private client group in RJ Ltd. (as they grow their independent contractor division) and historically high legal costs and settlements, which has had an estimated 1.5% to 2% impact on PCG margins in each of the past two years.

Results of Operations - Capital Markets

The following table presents consolidated financial information for the Capital Markets segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 24,
	2006	(Decr.)	2005	(Decr.)	2004
	($ in 000's)
Revenues:
Institutional sales commissions:
Equity	$ 217,840	13%	$ 193,001	11%	$ 174,464
Fixed income	41,830	(37%)	66,431	(14%)	77,102
Underwriting fees	84,303	8%	77,900	47%	53,142
Mergers & acquisitions fees	44,693	5%	42,576	94%	21,928
Private placement fees	2,334	(56%)	5,338	(46%)	9,958
Trading profits	21,876	15%	19,089	(7%)	20,579
Raymond James Tax Credit Funds	31,710	19%	26,630	30%	20,513
Interest	36,311	74%	20,847	45%	14,329
Other	6,522	95%	3,339	(62%)	8,772
Total revenue	487,419	7%	455,151	14%	400,787

Interest expense	46,126	133%	19,838	72%	11,543
Net Revenues	441,293	1%	435,313	12%	389,244

Non-interest expenses
Sales commissions	96,649	(3%)	99,223	10%	90,184
Admin & incentive comp and benefit costs	200,453	2%	197,170	11%	177,168
Communications and information processing	27,084	13%	24,071	3%	23,447
Occupancy and equipment	12,073	(4%)	12,563	3%	12,252
Business development	22,177	17%	18,995	6%	17,957
Clearance and other	19,907	38%	14,395	39%	10,345
Total non-interest expense	378,343	3%	366,417	11%	331,353
Income before taxes and minority interest	62,950	(9%)	68,896	19%	57,891
Minority interest	(15,271)		(8,437)		(19)
Pretax earnings	$ 78,221	1%	$ 77,333	34%	$ 57,910

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 - Capital Markets

The Capital Markets segment’s revenues and pretax profits increased just slightly from the prior year’s record results. Commission revenues in the segment were flat, as the 37% decline in fixed income commissions were offset by the 13% increase in institutional equity commissions, the latter continuing to be fueled by an active new issue market. RJA equity market conditions remained strong, allowing RJA to complete 97 managed or co-managed domestic underwritings, just one short of the record 98 underwritings completed in fiscal 2005. RJ Ltd. completed a record 29 managed or co-managed underwritings, up nine from fiscal 2005. Merger and acquisition fees increased modestly from the prior year's record level, offsetting the decline in private placement fees. Equity Capital Market's most active strategic business units in fiscal 2006 were Energy, Technology, Financial Services and Real Estate.

The $16 million increase in interest income, predominantly on RJA's fixed income inventories, was offset by an equal increase in interest expense to finance these inventories. Higher interest income and expenses were primarily the result of higher interest rates.

RJTCF's revenues were up 19%, to $31.7 million, as RJTCF invested over $276.8 million for institutional investors in 78 real estate transactions compared to $250 million in 93 deals in fiscal 2005.

Non-interest expense increased 3% over the prior year, with the most significant increase in other expense. This increase was due to increases within the RJTCF variable interest entities, of which 99% is eliminated through minority interest.

Year ended September 30, 2005 Compared with the Year ended September 30, 2004 - Capital Markets

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

RJTCF revenues were up 30% and contributed $5 million to the segment's pretax profits. RJTCF syndicates funds that invest in real estate partnerships that qualify for federal and state low income housing tax credits. During fiscal 2005, RJTCF invested over $250 million for institutional investors in 93 real estate transactions compared to $206 million in 80 deals in fiscal 2004.

Interest expense, the expense associated with carrying the fixed income trading inventory, was up due to increased interest rates. Non-interest expense was up 11% - with 83% of that increase related to compensation. The remaining expenses were relatively flat.

Results of Operations - Asset Management

The following table presents consolidated financial information for the Asset Management segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 24,
	2006	(Decr.)	2005	(Decr.)	2004
	($ in 000's)
Revenues
Investment advisory fees	$ 170,680	13%	$ 151,001	17%	$ 128,696
Other	29,444	41%	20,915	7%	19,464
Total revenue	200,124	16%	171,916	16%	148,160

Expenses
Admin & incentive comp and benefit costs	69,648	15%	60,318	10%	54,776
Communications and information processing	16,598	12%	14,803	4%	14,284
Occupancy and equipment	4,319	4%	4,170	19%	3,502
Business development	8,530	16%	7,331	33%	5,493
Other	50,629	16%	43,730	5%	41,575
Total expenses	149,724	15%	130,352	9%	119,630
Income before taxes and minority interest	50,400	21%	41,564	46%	28,530
Minority interest	2,305		723		655
Pretax earnings	$ 48,095	18%	$ 40,841	47%	$ 27,875

The following table presents assets under management at the dates indicated:

	Sept. 30,	% Incr.	Sept. 30,	% Incr.	Sept. 24,
	2006	(Decr.)	2005	(Decr.)	2004
Assets Under Management:	($ in 000's)

Eagle Asset Mgmt., Inc.
Retail	$ 5,600,806	19%	$ 4,719,275	25%	$ 3,761,898
Institutional	6,862,611	1%	6,823,906	34%	5,080,713
Total Eagle	12,463,417	8%	11,543,181	31%	8,842,611

Heritage Family of Mutual Funds
Money Market	6,306,508	4%	6,058,612	0%	6,071,532
Other	3,004,816	19%	2,534,975	28%	1,983,580
Total Heritage	9,311,324	8%	8,593,587	7%	8,055,112

Raymond James Consulting Services	7,915,168	20%	6,573,448	37%	4,810,935
Awad Asset Management	996,353	(18%)	1,222,199	(9%)	1,349,040
Freedom Accounts	5,122,733	105%	2,496,772	153%	988,010

Total Assets Under Management	35,808,995	18%	30,429,187	27%	24,045,708
Less: Assets Managed for Affiliated Entities	(3,991,281)	36%	(2,936,804)	70%	(1,728,788)

Third Party Assets Under Management	$31,817,714	16%	$27,492,383	23%	$22,316,920

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 - Asset Management

Investment Advisory fees increased over $19 million, or 13%, on a nearly 16% increase in assets under management. Increases in assets under management were positively impacted by the recruiting of RJA Financial Advisors. New Financial Advisors brought significant assets into the Company's asset management programs, particularly Eagle and Raymond James Consulting Services ("RJCS"). New managed assets brought in by RJA Financial Advisors totaled $3.9 billion for fiscal 2006, a 70% increase over $2.3 billion added in fiscal 2005. Eagle's total retail assets increased 19% over the prior year. Of Eagle's retail asset total, 35% were introduced by Financial Advisors outside the Raymond James system. Account cancellations exceeded sales in Eagle's institutional accounts due to the loss of a few significant accounts and the closing of the Institutional Growth division in September. RJCS offers 40 independent investment advisors to the Company's clients. Assets managed within the program increased 20% over the prior year. The Company's managed mutual fund product (Freedom) continued to experience significant growth (105%) as this concept continues to be embraced by clients and Financial Advisors. Heritage Asset Management's non-money market funds increased 19% with 65% of the sales through broker-dealers outside of the Raymond James family. Heritage money market accounts increased 4% despite the movement of just under $1 billion to the RJBank sweep option during the year.

Expenses in this segment increased $19 million (15%) with $9 million of that increase in compensation. The Compensation increase included increased salary expense, costs associated with closing Eagle's institutional growth division, and increased incentive compensation related to the 18% increase in pretax profits. The other notable increase in expense was a $7 million (16%) increase in other expense consisting predominantly of the fees paid to outside money managers in RJCS.

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - Asset Management

Investment advisory fees increased roughly 17%. Due to the billing schedules this increase does not correlate directly to the increase in average assets under management. Approximately one-half of the Company’s assets under management are billed based on beginning-of-quarter balances and slightly less than one-third are billed based on average daily balances. The remaining assets under management are predominantly billed based on end-of-quarter balances. The overall growth of managed equity programs was the aggregate result of strong net sales and market appreciation. Eagle Asset Management has several portfolio managers with strong performance records and the firm has been successful in winning a growing number of institutional accounts. Accordingly, assets managed for institutional accounts increased 34% over the prior year. Several of the same portfolio managers also manage portfolios for the Heritage Asset Management family of mutual funds. Assets in these funds, excluding the money market funds, increased 28% over the prior year.

In addition to Eagle portfolio managers, the asset management division of RJA offers 30 independent investment advisors to the Company's clients through its RJCS program. Assets managed within this program have increased 37% over the prior year. The Company has also seen significant growth (153%) in its managed mutual fund product (Freedom) as this concept is extremely popular with Financial Advisors and clients.

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

Results of Operations - RJBank

The following table presents consolidated financial information for RJBank for the years indicated:

	For the Years Ended
	September 30,	% Incr.	September 30,	% Incr.	September 24,
	2006	(Decr.)	2005	(Decr.)	2004
	($ in 000's)
Interest income and expense
Interest income	$ 114,065	153%	$ 45,017	65%	$ 27,318
Interest expense	73,529	234%	22,020	123%	9,863
Net interest income	40,536	76%	22,997	32%	17,455

Other income	627	45%	431	(45%)	786
Net revenues	41,163	76%	23,428	28%	18,241

Non-interest expense
Employee compensation and benefits	6,135	14%	5,388	15%	4,686
Communications and information processing	907	14%	799	5%	758
Occupancy and equipment	629	32%	478	38%	347
Provision for loan loss	13,760	891%	1,388	(20%)	1,732
Other	3,729	218%	1,171	(38%)	1,894
Total non-interest expense	25,160	173%	9,224	(2%)	9,417
Pretax earnings	$ 16,003	13%	$ 14,204	61%	$ 8,824

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 - RJBank

Assets at RJBank grew a substantial $ 1.8 billion during the year. The increase was driven by a $1.7 billion increase in deposits, $1.3 billion of which were redirected from the Company’s Heritage Cash Trust or customer brokerage accounts, representing the introduction of a new sweep program for certain brokerage accounts. This alternative offers clients a money market equivalent interest rate and FDIC insurance. The Company intends to expand this offering over the next several years, transferring an additional $2 to $4 billion. During the year, RJBank deployed $1.3 billion of the increased deposits into loans. Purchased residential loan pools increased $700 million and corporate loans increased $600 million. This growth, combined with increased rates, generated an increase in net interest income of nearly $18 million. Pretax income increased only $1.8 million, due to the $13.8 million provision for loan loss associated with the increase in loans outstanding. During periods of growth when new loans are originated or purchased, an allowance for loan losses is established for potential losses inherent in those new loans. Accordingly, a robust period of growth generally results in charges to earnings in that period, while the benefits of higher interest earnings are realized in later periods.

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - RJBank

Interest revenue and expense increased due to the combination of balance sheet growth and rising interest rates during the year. As a result, net interest income increased 32% to $23 million for fiscal 2005 vs. $17.5 million in fiscal 2004. The increase in loans receivable was predominantly in purchased residential mortgage loan pools, and therefore did not require significant increases in costs, with total non-interest expense actually declining 2%. This decrease is primarily the net impact of a decline in the provision for loan losses. The provision for loan losses is associated with the net increase in loans outstanding and the mix of such loans.

RJBank has become, and is expected to grow into, a more significant segment within the Company during the next several years. RJF contributed an additional $80 million in equity capital to RJBank in fiscal 2005 allowing RJBank to begin to grow its asset base in preparation for offering an improved deposit alternative for certain brokerage accounts. The Company currently offers customers the option of sweeping their cash awaiting investment to the Heritage Cash Trust (the money market fund managed by Heritage Asset Management) or leaving the cash in the broker-dealer - in the Client Interest Program. The clients will receive an equivalent money market interest rate in the bank account and their accounts will have FDIC insurance.

Results of Operations - Emerging Markets

	For the Years Ended
	September 30,	% Incr.	September 30,	% Incr.	September 24,
	2006	(Decr.)	2005	(Decr.)	2004
	($ in 000's)
Revenues
Securities commissions and fees	$ 38,370	31%	$ 29,309	39%	$ 21,146
Investment advisory fees	1,919	(34%)	2,890	45%	1,991
Interest income	3,647	90%	1,919	83%	1,048
Trading profits	3,720	18%	3,141	105%	1,530
Other	7,607	404%	1,509	(23%)	1,960
Total revenues	55,263	43%	38,768	40%	27,675

Interest Expense	1,467	195%	497	26%	396
Net revenues	53,796	41%	38,271	40%	27,279

Non-interest expense
Compensation expense	29,185	48%	19,758	25%	15,798
Other expense	19,867	93%	10,294	96%	5,248
Total non-interest expense	49,052	63%	30,052	43%	21,046
Minority interest	1,887		2,292		1,929
Pretax earnings	$ 2,857	(52%)	$ 5,927	38%	$ 4,304

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 - Emerging Markets

This segment consists of the results of the Company’s joint ventures in India, Argentina, Uruguay and Turkey. Securities commissions increased $9 million or 31% over the prior year. The vast majority of this increase was in the Company’s joint venture in Turkey.

Other income includes investment banking revenues of $2.7 million, primarily from a single large Latin American underwriting fee. Investment Advisory fees declined as the Company generated $1 million less in asset management fees in India. The Company is negotiating the sale of its interest to its joint venture partners in India.

The $20 million increase in expense is made up predominantly of a $10 million increase in compensation related to increased revenues and increased other expense related to the accrual of an estimated tax liability in Turkey.

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - Emerging Markets

This segment consists of the results of the Company’s joint ventures in India, Argentina, Turkey and Uruguay. Commission revenues increased by $6.5 million in Turkey, while the related compensation expense increased $3.7 million.

Results of Operations - Stock Loan/Borrow

	For the Years Ended
	September 30,	% Incr.	September 30,	% Incr.	September 24,
	2006	(Decr.)	2005	(Decr.)	2004
	($ in 000's)
Interest income and expense
Interest income	$ 59,947	88%	$ 31,876	95%	$ 16,372
Interest expense	47,593	108%	22,873	84%	12,405
Net interest income	12,354	37%	9,003	127%	3,967

Expenses	4,353	43%	3,041	66%	1,832
Pretax earnings	$ 8,001	34%	$ 5,962	179%	$ 2,135

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 - Stock Loan/Borrow

The Company’s stock borrow balances averaged $1,018,460 during fiscal year 2006 vs. $1,129,560 in fiscal 2005. As the Company’s stock loan business is predominantly a matched book business, stock loan balances were similar. Average spreads increased from 0.9% in fiscal 2005 to 2.0% in 2006 largely due to rising interest rates, resulting in a 37% increase in net interest income and a 34% increase in pre- tax profits.

Year ended September 30, 2005 Compared with the Year ended September 24, 2004 - Stock Loan/Borrow

The Company’s stock borrow balances averaged $1,129,560 during fiscal year 2005 vs. $1,291,636 in fiscal 2004. As the Company’s stock loan business is predominantly a matched book business, stock loan balances were similar. Average spreads increased from .4% in fiscal 2004 to .9% in 2005 largely due to rising interest rates, resulting in a 127% increase in net interest income. The business is well leveraged, resulting in a 179% increase in pre- tax profits.

Results of Operations - Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	For the Years Ended
	September 30,	% Incr.	September 30,	% Incr.	September 24,
	2006	(Decr.)	2005	(Decr.)	2004
	($ in 000's)
Revenues
Interest income	$ 4,266	(8%)	$ 4,638	13%	$ 4,088
Other	31,233	169%	11,622	423%	2,222
Total revenues	35,499	118%	16,260	158%	6,310

Other expense	15,129	2%	14,801	43%	10,359
Pretax earnings (loss)	$ 20,370	1,296%	$ 1,459	136%	$ (4,049)

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 - Other

Revenue in the Other segment includes the $16.1 million pretax gain from the sale of the Company's NYSE and Montreal Exchange seats, the $9.3 million in gains recognized from the Company's interests in various private equity partnerships and approximately $3 million from other corporate investments.

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

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The statement of financial condition is primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $11.5 billion at September 30, 2006 were up approximately 38% over September 30, 2005. Most of this increase is due to the significant increases in brokerage client cash deposits, leading to a similar increase in segregated cash balances on the asset side, and growth of RJBank, with the increased loan balances being largely funded by deposits. RJBank loan balances increased significantly as the Company continued to introduce an additional cash sweep offering to brokerage customers. The Company initiated the first phase of this option in July 2006 and plans to continue to expand the offering for the next few years, which will result in continued growth in RJBank balances. The other significant increase in assets was in securities purchased under agreements to resell. The broker-dealer gross assets and liabilities, including trading inventory, stock loan/stock borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients fluctuate with the Company's business levels and overall market conditions.

Liquidity and Capital Resources

Cash used in operating activities during fiscal 2006 was approximately $38.9 million, primarily attributable to the increase in segregated assets (directly correlated to the increase in brokerage client deposits), an increase in securities inventory levels, an increase in receivables from broker-dealers and clearing organizations, an increase in receivables from clients, and a decrease in payables due broker-dealers and clearing organizations. This was offset by an increase in payables due clients, an increase in payables associated with the Company’s stock loan/borrowed business, and an increase in securities sold under agreements to repurchase.

Investing activities used $2.0 billion in cash, which is primarily due to loans originated and purchased by RJBank, the purchases of available for sales securities, and purchases by RJBank of securities under agreements to resell. This was offset by RJBank’s loan repayments and the maturation of available for sale securities.

Financing activities provided $1.8 billion, the result of an increase in deposits at RJBank and cash provided from the exercise of stock options and employee stock purchases. This was partially offset by the repayments of borrowings, purchases of treasury stock and the payment of cash dividends.

At September 30, 2006 and September 30, 2005 the Company had loans payable of approximately $141.6 million and $146 million, respectively. The balance at September 30, 2006 is comprised primarily of a $67.5 million loan for its home-office complex, a $1.1 million mortgage loan for the office of a foreign joint venture, $60 million in Federal Home Loan Bank advances (RJBank), and various short-term borrowings totaling approximately $13 million.

In addition, the Company and its subsidiaries have the following lines of credit: RJF has a committed $200 million line of credit, RJA has uncommitted bank lines of credit aggregating $485.1 million with commercial banks, Raymond James Credit Corporation has a line of credit for $25 million, and RJ Ltd. has a CDN$40 million uncommitted line of credit. At September 30, 2006, the Company had approximately $13 million in outstanding loans under these lines of credit. Additionally, RJBank had $781 million in credit available from the FHLB at September 30, 2006. The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee.

As of September 30, 2006, the Company's liabilities are comprised primarily of client payables of $4.6 billion at the broker-dealer subsidiaries and deposits of $2.8 billion at RJBank, as well as deposits held on stock loaned transactions of $1.2 billion. The Company primarily acts as an intermediary in stock borrowed/loan transactions. As a result, the liability associated with the stock loan transactions is related to the $1.1 billion receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $3.8 billion in cash and assets segregated pursuant to federal regulations. The Company also has client brokerage receivables of $1.5 billion.

The Company will continue its implementation of a new cash sweep option to its clients through RJBank. This new cash sweep option will require substantial capital to be contributed to RJBank to meet regulatory requirements, and therefore may require the Company to infuse an estimated $200 to $300 million over the next several years for this purpose.

The Company has committed a total of $42.6 million, in amounts ranging from $200,000 to $2.0 million, to 40 different independent venture capital or private equity partnerships. As of September 30, 2006, the Company had invested $29.4 million of that amount and has received $24.8 million in distributions. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company had invested $11.7 million and has received $5.5 million in distributions as of September 30, 2006.

Management has been authorized by the Board of Directors to repurchase its common stock at their discretion for general corporate purposes. There is no formal stock repurchase plan at this time. In May 2004 the Board authorized the repurchase of up to $75 million of shares. As of September 30, 2006 the unused portion of this authorization was $67.6 million.

The Company has committed to lend to or guarantee obligations of its wholly owned subsidiary, RJ Tax Credit Funds, Inc. (“RJTCF”), of up to $90 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At September 30, 2006, cash funded to invest in either loans to or investments in project partnerships was $28.6 million. In addition, at September 30, 2006, RJTCF is committed to additional future fundings of $7.6 million related to project partnerships that have not yet been sold to various tax credit funds.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations should provide adequate funds for continuing operations.

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta and Continental). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustee for the debt holders is unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta Airlines filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge in 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company also had taken a $4 million pretax charge in 2004 to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the likely event of a material modification to the lease or foreclosure of the aircraft by the debt holders in fiscal 2007, certain tax payments of up to approximately $8.1 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings. The Company also has a leveraged lease outstanding with Continental valued at $10.9 million as of Sept. 30, 2006. Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company is monitoring this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease given the difficult economic environment for the airline industry.

The Company’s Turkish affiliate was assessed for the year 2001 approximately US$6.8 million by the Turkish tax authorities. This affiliate is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish tax court. Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology from the prior year’s audit and the pending litigation. As of September 30, 2006, this affiliate had total capital of approximately US$6.4 million, of which the Company owns approximately 73%.

The Company's broker-dealer subsidiaries are subject to requirements of the SEC and the IDA relating to liquidity and capital standards. The domestic broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the NYSE, is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not to exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, RJFS, and HFD have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. RJA, RJFS, and HFD had excess net capital as of September 30, 2006.

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IDA) and the Early Warning System (By-Law No. 30 of the IDA). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IDA may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IDA. The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 during fiscal 2006 or 2005.

RJBank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of September 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. The following is a summary of the Company’s critical accounting policies. For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgments based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

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

	September 30, 2006
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)

Cash trading instruments	$ 464,867	$ 85,700
Derivative contracts	20,904	8,309
Available for sale securities	280,580	-
Total	$ 766,351	$ 94,009

Cash Trading Instruments, Available for Sale Securities and Derivative Contracts

When available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations to derive the fair value of the instruments. For investments in illiquid, privately held or other securities that do not have readily determinable fair values, the Company uses estimated fair values as determined by management. Fair market value of OTC derivative contracts is estimated by using pricing models, based on the contractual terms and conditions, current market levels of interest rates and volatilities, and other factors. The following table presents the carrying value of cash trading instruments, available for sale securities, and derivative contracts for which fair value is measured based on quoted prices or other independent sources versus those for which fair value is determined by management:

September 30, 2006
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
(in 000’s)
Fair value based on quoted prices and independent sources	$ 745,314	$ 85,700
Fair value determined by Management	21,037	8,309
Total	$ 766,351	$ 94,009

Investment in Leveraged Leases

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta and Continental). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustee for the debt holders is unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta Airlines filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge in 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company also had taken a $4 million pretax charge in 2004 to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the likely event of a material modification to the lease or foreclosure of the aircraft by the debt holders in fiscal 2007, certain tax payments of up to approximately $8.1 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings.

The Company also has a leveraged lease outstanding with Continental valued at $10.9 million as of Sept. 30, 2006. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014.

Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company is monitoring this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease given the difficult economic environment for the airline industry.

Goodwill

Goodwill is related to the acquisitions of Roney & Co. (now part of RJA) and Goepel McDermid, Inc. (now called Raymond James Ltd.). This goodwill, totaling $63 million, was allocated to the reporting units within the Private Client Group and Capital Markets segments pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized. Rather they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of September 30, 2006, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. During the fiscal year, RJBank re-evaluated and implemented changes to the loan loss reserve methodology in conjunction with a revision to the corporate loan grading process. The new loan grading process was revised and expanded to provide more specific and detailed risk measurement across the corporate loan portfolio. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At September 30, 2006, the amortized cost of all RJBank loans was $2.3 billion and an allowance for loan losses of $18.7 million was recorded against that balance. The total allowance for loan losses, including $4 million in reserves for off-balance sheet exposures maintained in Other Liabilities, is equal to 1% of the amortized cost of the loan portfolio.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At September 30, 2006 the receivable from Financial Advisors was $89.8 million, which is net of an allowance of $3.3 million for estimated uncollectibility.

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

Effects of recently issued accounting standards, not yet adopted

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

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” on the guidance on how general partners in a limited partnership should determine whether they control a limited partnership. This consensus is effective for general partners of all new limited partnerships formed, and for existing limited partnerships for which the partnership agreements are modified, subsequent to the date of the ratification of this consensus (June 29, 2005). The guidance in this issue is effective for general partners in all other limited partnerships no later than the beginning of the Company’s fiscal year 2007. The Company adopted this EITF for partnerships created or modified after June 29, 2005, the impact of which was not material to its consolidated financial statements. The Company anticipates consolidating two additional partnerships, which were created prior to June 29, 2005, during the first quarter of fiscal year 2007. As of September 30, 2006, these partnerships had assets of approximately $44.3 million.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact this guidance will have on its financial reporting process.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective as of the beginning of a company's first fiscal year that begins after November 17, 2007. The Company does not expect SFAS No. 157 to have a material impact on the consolidated financial statements of the Company.

Off Balance Sheet Arrangements

Information concerning the Company's off balance sheet arrangements are included in Note 20 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

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

	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$128,598	$2,746	$7,911	$3,086	$8,272	$43,469	$63,114
Variable interest entities’ loans payable(1)	193,647	32,787	13,158	17,984	17,529	22,394	89,795
Short-term debt	13,040	13,040	-	-	-	-	-
Operating leases	101,766	26,013	21,858	16,860	14,378	8,938	13,719
Investments - private equity partnerships(2)	20,100	20,100	-	-	-	-	-
Certificates of deposit	255,360	125,622	50,427	36,306	24,885	18,120	-
Commitments to extend credit - RJBank(3)	1,112,293	1,112,293	-	-	-	-	-
Commitments to real estate partnerships(4)	7,600	7,600	-	-	-	-	-
CSS commitment	425	425
Naming rights for Raymond James Stadium	33,120	3,031	3,152	3,278	3,409	3,545	16,705
Total	$1,865,949	$1,343,657	$96,506	$77,514	$68,473	$96,466	$183,333

(1)	Loans which are non-recourse to the Company. See Notes 6 and 10 in the Notes to the Consolidated Financial Statements for additional information.
(2)
The Company has committed a total of $42.6 million, in amounts ranging from $200,000 to $2.0 million, to 40 different independent venture capital or private equity partnerships. As of September 30, 2006, the Company had invested $29.4 million of that amount and has received $24.8 million in distributions. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company had invested $11.7 million and has received $5.5 million in distributions as of September 30, 2006. Although the combined remaining balance of $20.1 million has been included in fiscal year 2007 above, the contributions to the partnerships may occur after that time and are dependent upon the timing of the capital calls by the general partners.

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

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations. The Company's broker-dealer subsidiaries, primarily RJA, trade tax exempt and taxable debt obligations and act as an active market maker in approximately 330 over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

The following table represents the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities.

	September 30, 2006		September 30, 2005
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)

Marketable:
Municipal	$ 192,028	$ 5	$ 177,984	$ 17
Corporate	134,431	968	27,830	2,285
Government	37,793	31,636	42,009	99,465
Agency	68,380	34,023	60,445	84
Total debt securities	432,632	66,632	308,268	101,851

Derivative contracts	20,904	8,309	12,795	2,488
Equity securities	29,532	19,068	32,237	30,256
Other securities	2,703	-	6,379	-
Total	$485,771	$94,009	$359,679	$134,595

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits; limits are established both for categories of securities (e.g., OTC equities, high yield securities, municipal bonds) and for individual traders. As of September 30, 2006 the absolute fixed income and equity inventory limits were $1,905,000,000 and $80,705,000, respectively. The Company's trading activities were well within these limits at September 30, 2006. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate risk, spread, ratio and basis risk and volatility. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

Interest Rate Risk

The Company is exposed to interest rate risk as a result of maintaining trading inventories of fixed income instruments and actively manages this risk using hedging techniques that involve swaps, futures, and U.S. Treasury obligations. The Company monitors, on a daily basis, the Value-at-Risk (“VaR”) in its institutional Fixed Income trading portfolios (cash instruments and interest rate derivatives). VaR is an appropriate statistical technique for estimating the potential loss in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level.

To calculate VaR, the Company uses historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that the Company could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year. During the fiscal year ended September 30 2006, the reported daily loss in the institutional Fixed Income trading portfolio twice exceeded the predicted VaR. This is consistent with the model and its business-as-usual assumptions.

However, trading losses on a single day could exceed the reported VaR by significant amounts in unusually volatile markets and might accumulate over a longer time horizon, such as a number of consecutive trading days. Accordingly, management employs additional interest rate risk controls including position limits, a daily review of trading results, review of the status of aged inventory, independent controls on pricing, monitoring of concentration risk, and by issuer ratings.

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the twelve months ended September 30, 2006, with the corresponding dollar value of the Company's portfolio.

	Twelve months ended September 30, 2006			VaR at
($ in 000's)	High	Low	Daily Average	September 30, 2006	September 30, 2005
Daily VaR	$1,251	$312	$729	$483	$532
Related Portfolio Value (net)*	$303,377	$177,669	$308,379	$312,917	$169,978
VaR as a percent of Portfolio Value	0.41%	0.18%	0.24%	0.15%	0.31%

* Portfolio value achieved on the day of the VAR calculation.

The modeling of the risk characteristics of trading positions involves a number of assumptions and approximations. While management believes that its assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions or approximations could produce materially different VaR estimates. As a result, VaR statistics are more reliable when used as indicators of risk levels and trends within a firm than as a basis for inferring differences in risk-taking across firms.

Additional information is discussed under Derivative Financial Instruments in Note 11 of the Notes to the Consolidated Financial Statements.

RJBank maintains an earning asset portfolio that is comprised of mortgage, corporate and consumer loans, as well as mortgage-backed securities, securities purchased under resale agreements, and other investments. Those earning assets are funded in part by its obligations to clients, including demand deposits, money market accounts, savings accounts, and certificates of deposit; and FHLB advances. Based on the current earning asset portfolio of RJBank, market risk for RJBank is limited primarily to interest rate risk. RJBank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios. The following table represents the carrying value of RJBank's assets and liabilities that are subject to market risk. This table does not include financial instruments with limited market risk exposure due to offsetting asset and liability positions, short holding periods or short periods of time until the interest rate resets.

RJBank Financial Instruments with Market Risk (as described above, in 000's):

	September 30, 2006	September 30, 2005

Mortgage-backed securities	$ 151,437	$ 6,716
Municipal obligations	-	5
Loans receivable, net	1,282,504	648,649
Total assets with market risk	$ 1,433,941	$ 655,370

Certificates of deposit	$ 255,360	$ 220,660
Federal Home Loan Bank advances	60,000	70,000
Interest rate swaps	-	72
Total liabilities with market risk	$ 315,360	$ 290,732

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 13.82% in the first year after the rate jump, whereas a downward shift of the same magnitude would increase RJBank's net interest income by 9.20%. These sensitivity figures are based on positions as of September 30, 2006, and are subject to certain simplifying assumptions, including that management takes no corrective action.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 27 traders. The average aggregate inventory held for proprietary trading during the year ended September 30, 2006 was CDN$7,111,436.

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

The Company's client activities involve the execution, settlement, and financing of various transactions on behalf of its clients. Client activities are transacted on either a cash or margin basis. Credit exposure associated with the Company's Private Client Group consists primarily of customer margin accounts, which are monitored daily and are collateralized. When clients execute a purchase the Company is at some risk that the client will renege on the trade. If this occurs, the Company may have to liquidate the position at a loss. However, for most of the private client group purchase transactions, clients have available funds in the account before the trade is executed. The Company monitors exposure to industry sectors and individual securities and performs analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions.

In addition, RJBank offers a variety of loan products including residential mortgage, commercial real estate, and consumer loans, which are collateralized, and corporate loans for which the borrower is carefully evaluated and monitored. RJBank's policy is to require customers to provide such collateral prior to the disbursement of approved loans. The amount of collateral obtained, if it is deemed necessary by RJBank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, residential real estate, and income-producing commercial properties. When using derivative financial instruments to hedge exposures to changes in interest rates, RJBank exposes itself to credit risk with those counterparties also. RJBank minimizes the credit or repayment risk of derivative instruments by entering into transactions only with high-quality counterparties whose credit rating is investment grade.

As of September 30, 2006, RJBank has entered into a $460 million reverse repurchase agreement with a single counterparty. Although RJBank is exposed to risk that this counterparty may not fulfill its contractual obligation, the risk of default is minimal due to the creditworthiness of the counterparty, collateral received and the short duration of this agreement.

The Company is subject to concentration risk if it holds large positions, extends large loans to, or has large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (e.g. in the same industry). Securities purchased under agreements to resell consist entirely of securities issued by the U.S. government or its agencies. Receivables from and payables to clients and stock borrow and lending activities are conducted with a large number of clients and counterparties and potential concentration is carefully monitored. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. The Company seeks to limit this risk through careful review of the underlying business and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment and other positions or commitments outstanding.

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta and Continental). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustee for the debt holders is unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta Airlines filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge in 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company also had taken a $4 million pretax charge in 2004 to partially reserve for this investment. Although Continental remains current on its lease payments to the Company, the Company is monitoring this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease given the difficult economic environment for the airline industry.

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

The Company has established a Quality of Markets Committee that meets regularly to monitor the best execution activities of the trading departments within the Company as they relate to customer orders. This Committee is comprised of representatives from the OTC Trading, Listed Trading, Options, Compliance and Legal Departments and is under the direction of a senior officer of the Company. This Committee reviews reports from OTC Trading, Listed Trading and Options departments and recommends action for improvement when necessary.

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

During the past year, the number of claims has continued to decline to more historic levels. While these claims may not be the result of any wrongdoing, the Company does, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on the Company's reserve policy under "Critical Accounting Policies"; see also "Legal Proceedings" and "Regulation".

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Raymond James Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Raymond James Financial, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Tampa, Florida
December 14, 2006
Certified Public Accountants

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	September 30,
	2006	2005
	(in thousands)
Assets:
Cash and cash equivalents	$ 641,691	$ 881,133
Assets segregated pursuant to federal regulations	3,189,900	2,351,805
Securities purchased under agreements to resell	776,863	117,616
Securities owned:
Trading securities, at fair value	485,771	359,679
Available for sale securities, at fair value	280,580	187,549
Other investments	66,726	-
Receivables:
Brokerage clients, net	1,504,607	1,426,096
Stock borrowed	1,068,102	1,079,849
Bank loans, net	2,262,832	1,000,281
Brokers-dealers and clearing organizations	210,443	110,760
Other	290,294	241,527
Investments in real estate partnerships- held by variable interest entities	227,963	138,228
Property and equipment, net	142,780	137,555
Deferred income taxes, net	94,957	88,860
Deposits with clearing organizations	30,780	31,286
Goodwill	62,575	62,575
Investment in leveraged leases, net	10,882	11,808
Prepaid expenses and other assets	168,904	142,649

	$11,516,650	$8,369,256

Liabilities and Shareholders' Equity:
Loans payable	$ 141,638	$ 146,462
Loans payable related to investments by variable interest entities in real estate partnerships	193,647	144,780
Payables:
Brokerage clients	4,552,227	3,767,535
Stock loaned	1,235,104	1,115,595
Bank deposits	2,806,880	1,076,020
Brokers-dealers and clearing organizations	79,646	146,269
Trade and other	138,091	140,360
Trading securities sold but not yet purchased, at fair value	94,009	134,595
Securities sold under agreements to repurchase	301,110	33,681
Accrued compensation, commissions and benefits	321,224	299,657
Income taxes payable	34,294	31,448

	9,897,870	7,036,402

Minority Interests	154,911	91,031

Shareholders' equity*
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common Stock; $.01 par value; authorized
180,000,000 shares; issued 117,655,883 at
Sept. 30, 2006 and 114,850,634 at Sept. 30, 2005	1,150	765
Shares exchangeable into common stock; 362,197
at Sept. 30, 2006 and 427,988 at Sept. 30, 2005	4,649	5,493
Additional paid-in capital	205,198	165,074
Retained earnings	1,258,446	1,082,063
Accumulated other comprehensive income	12,095	9,632
	1,481,538	1,263,027
Less: 1,270,015 and 1,884,422 common shares
in treasury, at cost	17,669	21,204
	1,463,869	1,241,823

	$11,516,650	$8,369,256

* All share amounts have been adjusted for the March 22, 2006 3-for-2 stock split.
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Year Ended
	September 30,	September 30,	September 24,
	2006	2005	2004

Revenues:
Securities commissions and fees	$ 1,561,504	$ 1,421,908	$ 1,290,344
Investment banking	158,598	150,166	106,350
Investment advisory fees	179,366	157,428	134,447
Interest	469,981	245,562	134,764
Net trading profits	27,156	24,612	23,565
Financial service fees	115,990	86,014	80,431
Other	120,162	71,307	59,875

Total revenues	2,632,757	2,156,997	1,829,776

Interest expense	296,670	117,789	48,517
Net revenues	2,336,087	2,039,208	1,781,259

Non-Interest Expenses:
Compensation, commissions and benefits	1,601,037	1,429,104	1,273,420
Communications and information processing	103,576	91,881	82,186
Occupancy and equipment costs	72,593	66,948	61,339
Clearance and floor brokerage	28,329	24,063	20,773
Business development	78,579	67,802	59,963
Other	118,066	113,957	77,347
Total non-interest expenses	2,002,180	1,793,755	1,575,028

Minority Interest	(8,159)	(2,518)	2,110

Income before provision for income taxes	342,066	247,971	204,121

Provision for income taxes	127,724	96,925	76,546

Net income	$ 214,342	$ 151,046	$ 127,575

Net income per share-basic	$ 1.90	$ 1.37	$ 1.16
Net income per share-diluted	$ 1.85	$ 1.33	$ 1.14
Weighted average common shares
outstanding-basic*	112,614	110,217	110,093
Weighted average common and common
equivalent shares outstanding-diluted*	115,738	113,048	111,603

Cash dividend per common share*	$ 0.32	$ 0.21	$ 0.17

Net income	$ 214,342	$ 151,046	$ 127,575
Other Comprehensive Income:
Net unrealized gain (loss) on available
for sale securities, net of tax	217	79	(112)
Net unrealized gain on interest
rate swaps accounted for as cash flow hedges, net of tax	44	882	2,184
Net change in currency translations	2,202	4,796	1,199
Total comprehensive income	$ 216,805	$ 156,803	$ 130,846

* All share amounts have been adjusted for the March 22, 2006 3-for-2 stock split.
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)
	Common Stock		Shares Exchangeable into Common Stock		Additional		Accumulated Other	Treasury Stock		Total
					Paid-in	Retained	Comprehensive	Common		Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balances at September 26, 2003	49,691	$ 497	219	$ 6,450	$ 101,298	$ 850,656	$ 604	(1,401)	$ (34,770)	$ 924,735
Net income fiscal 2004						127,575				127,575
Cash dividends - common stock ($.17 per share)*						(20,664)				(20,664)
Purchase of treasury shares								(84)	(1,955)	(1,955)
3-for-2 stock split	25,002	250	102			(250)		(593)
Employee stock purchases	274	3			8,348					8,351
Exchangeable shares	36	-	(36)	(957)	957
Exercise of stock options	319	3			5,247			106	2,271	7,521
Grant of restricted shares					2,432			211	4,824	7,256
Stock option expense					9,123					9,123
Net unrealized loss on available for sale securities, net of tax							(112)			(112)
Net unrealized gain on interest rate swaps accounted for as cash flow hedges							2,184			2,184
Net change in currency translations							1,199			1,199
Balances at September 24, 2004	75,322	$ 753	285	$ 5,493	$ 127,405	$957,317	$ 3,875	(1,761)	$ (29,630)	$1,065,213
Net income fiscal 2005						151,046				151,046
Cash dividends - common stock ($.21 per share)*						(26,300)				(26,300)
Purchase of treasury shares					62			(6)	(177)	(115)
Employee stock purchases	329	3			9,622					9,625
Exercise of stock options	916	9			13,961			54	913	14,883
Grant of restricted shares					5,678			457	7,690	13,368
Stock option expense					8,346					8,346
Net unrealized gain on available for sale securities, net of tax							79			79
Net unrealized gain on interest rate swaps accounted for as cash flow hedges							882			882
Net change in currency translations							4,796			4,796
Balances at September 30, 2005	76,567	$ 765	285	$ 5,493	$ 165,074	$1,082,063	$ 9,632	(1,256)	$ (21,204)	$1,241,823
Net income fiscal 2006						214,342				214,342
Cash dividends - common stock ($.32 per share)						(37,570)				(37,570)
Purchase of treasury shares								(126)	(5,580)	(5,580)
3-for2 stock split	38,945	389	129			(389)		(426)
Employee stock purchases	321	3			10,710					10,713
Exchangeable shares	52		(52)	(844)	844
Exercise of stock options	987	10			19,721			290	4,761	24,492
Grant of restricted shares	784	8						248	4,354	4,362
Restricted stock expense					11,308					11,308
Stock option expense					13,773					13,773
Restricted stock units					1,584					1,584
APIC reclass related to unvested restricted stock grants		(25)			(17,816)					(17,841)
Net unrealized gain on available for sale securities, net of tax							217			217
Net unrealized gain on interest rate swaps accounted for as cash flow hedges							44			44
Net change in currency translations							2,202			2,202
Balances at September 30, 2006	117,656	$ 1,150	362	$ 4,649	$ 205,198	$1,258,446	$ 12,095	(1,270)	$ (17,669)	$1,463,869

* Adjusted to reflect 3-for-2 stock split paid on March 22, 2006.
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(continued on next page)

	Year ended
	September 30,	September 30,	September 24,
	2006	2005	2004
Cash Flows from operating activities:
Net Income	$ 214,342	$ 151,046	$ 127,575
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,173	17,781	16,827
Excess tax benefits from stock-based payment arrangements	(1,646)	-	-
Deferred income taxes	(6,097)	(15,301)	(5,094)
Unrealized gains, premium and discount amortization on available for sale securities and other securities	196	(794)	(1,603)
Ineffectiveness of interest rate swaps accounted for as cash flow hedges	-	208	(392)
Impairment on leveraged lease investments	-	6,534	4,000
Loss (gain) on sale of property and equipment	143	(106)	1,696
Provision for loan loss, legal proceedings, bad debts and other accruals	28,404	38,416	23,706
Stock-based compensation expense	29,820	17,031	17,631
Minority Interest	(8,159)	(2,518)	2,110

(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(838,095)	(29,403)	(86,036)
Receivables:
Brokerage clients, net	(78,980)	(151,938)	(185,124)
Stock borrowed	11,747	457,030	(328,317)
Brokers-dealers and clearing organizations	(99,683)	14,784	1,171
Other	(39,084)	(47,526)	(35,572)
Securities purchased under agreements to resell, net of securities sold under agreements to repurchase	68,182	(48,270)	(11,825)
Trading securities, net	(166,678)	(6,694)	(104,857)
Prepaid expenses and other assets	(32,170)	(31,864)	(31,785)

Increase (decrease) in operating liabilities:
Payables:
Brokerage clients	784,692	418,858	144,582
Stock loaned	119,509	(481,522)	369,966
Brokers-dealers and clearing organizations	(66,623)	72,011	(80,499)
Trade and other	(572)	(10,743)	(1,209)
Accrued compensation, commissions and benefits	20,016	43,595	57,045
Income taxes payable	2,681	(697)	6,128

Net cash (used in) provided by operating activities	(38,882)	409,918	(99,876)

See accompanying Notes to Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(continued)
	Year ended
	September 30,	September 30,	September 24,
	2006	2005	2004

Cash Flows from investing activities:
Additions to property and equipment, net	(27,280)	(30,154)	(22,028)
Loan originations and purchases	(2,317,719)	(692,857)	(335,544)
Loan repayments	1,044,015	379,298	208,810
Purchases of other investments	(66,726)	-	-
Investments in real estate partnerships-held by variable interest entities	(89,735)	(75,967)	(22,569)
Loans to investor members of variable interest entities related to investments in real estate partnerships	(42,715)	(46,286)	-
Repayments of loans by investor members of variable interest entities related to investments in real estate partnerships	10,898	-	-
Securities purchased under agreements to resell	(460,000)	-	-
Sale of available for sale securities	252	9,250	-
Purchases of available for sale securities	(1,180,414)	(60,536)	(66,011)
Available for sale securities maturations and repayments	1,087,624	71,671	98,730

Net cash used in investing activities	(2,041,800)	(445,581)	(138,612)

Cash Flows from financing activities:
Proceeds from borrowed funds, net	8,464	16,542	80,198
Repayments of mortgage and borrowings, net	(13,288)	(6,473)	(111,014)
Proceeds from borrowed funds related to investments by variable interest entities in real estate partnerships	54,249	74,921	44,250
Repayments of borrowed funds related to investments by variable interest entities in real estate partnerships	(5,382)	(3,665)	-
Proceeds from capital contributed to variable interest entities related to investments in real estate partnerships	83,215	32,051	3,991
Minority Interest	(11,176)	(4,210)	4,724
Exercise of stock options and employee stock purchases	33,120	23,066	14,620
Increase (decrease) in bank deposits	1,730,860	302,984	(6,479)
Purchase of treasury stock	(5,100)	(115)	(1,955)
Cash dividends on common stock	(37,570)	(26,300)	(20,664)
Excess tax benefits from stock-based payment arrangements	1,646	-	-

Net cash provided by financing activities	1,839,038	408,801	7,671

Currency adjustment:
Effect of exchange rate changes on cash	2,202	4,796	5,392
Net (decrease) increase in cash and cash equivalents	(239,442)	377,934	(225,425)
Cash resulting from consolidation of variable interest entities related to investments in real estate partnerships	-	20,851	-
Cash and cash equivalents at beginning of year	881,133	482,348	707,773

Cash and cash equivalents at end of year	$ 641,691	$ 881,133	$ 482,348

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 294,215	$ 116,553	$ 48,229
Cash paid for taxes	$ 129,480	$ 113,476	$ 75,511

See accompanying Notes to Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

Raymond James Financial, Inc. (“RJF”) is a holding company whose subsidiaries are engaged in various financial services businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. In addition, some of these subsidiaries provide investment management services for retail and institutional clients and banking and trust services. The accounting and reporting policies of Raymond James Financial, Inc. and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”), the more significant of which are summarized below:

Basis of Presentation

The consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. All material consolidated subsidiaries are 100% owned by the Company. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company also consolidates any variable interest entities (“VIEs”) of which it is the primary beneficiary, as defined. Additional information is provided in Note 6 below. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

Management Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Reporting Period

Through fiscal 2005, the Company's fiscal year ended on the last Friday in September of each year. Three of the Company's wholly owned subsidiaries, Raymond James Bank (“RJBank”), Raymond James Limited (“RJ Ltd.”) and Raymond James Tax Credit Funds, Inc. (“RJ Tax Credit”), have fiscal years that end on the last day of September. Certain other entities also have fiscal periods that do not coincide with the Company's fiscal period. Any individually material transactions are reviewed and recorded in the appropriate fiscal year.

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

Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. Correspondent clearing revenues are recorded net of commissions remitted and included in other revenue. Total commissions generated by correspondents were $29,985,000, $28,957,000, and $24,289,000 and commissions remitted totaled $25,049,000, $24,435,000, and $19,719,000 for the years ended September 30, 2006, September 30, 2005, and September 24, 2004, respectively.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Assets Segregated Pursuant to Federal Regulations

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Raymond James & Associates (“RJA”), as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. Segregated assets at September 30, 2006 and September 30, 2005 consist of cash and cash equivalents.

Repurchase Agreements

The Company purchases short-term securities under agreements to resell (“reverse repurchase agreements”). Additionally, the Company sells securities under agreements to repurchase (“repurchase agreements”). Both reverse repurchase and repurchase agreements are accounted for as collateralized financings and are carried at contractual amounts plus accrued interest. Other than RJBank’s policy described below, it is the Company's policy to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, the collateral is valued daily, and the Company may require counterparties to deposit additional collateral (or may return collateral to counterparties) when appropriate.

RJBank’s reverse repurchase agreements are accounted for as collateralized investing transactions and are recorded at the amounts at which the securities were acquired plus accrued interest. Securities obtained under the resale agreements have a market value equal to or exceeding the principal amount of the resale agreements. The securities are held by third party custodians and are segregated under written agreements that recognize RJBank’s interest in the securities. The securities purchased are primarily mortgage-backed securities or collateralized mortgage obligations (“CMOs”) issued by U.S. agencies. The market value of securities purchased is monitored and collateral is obtained from or returned to the counterparty when appropriate. These reverse repurchase agreements generally mature on the next business day. RJBank has the right to sell, transfer or pledge the securities purchased under agreements to resell.

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

Available for sale securities are comprised primarily of CMOs and mortgage related debt. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains or losses, net of deferred taxes, reported in shareholders' equity as a component of accumulated other comprehensive income. Fair values of the debt securities are estimated based on bid quotations received from securities dealers or, if quoted market prices are not available, then the fair value is estimated using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, using observable market data where available. All realized gains and losses are determined on a specific identification basis and are included in current period earnings. Additionally, any unrealized losses deemed to be other than temporary are included in current period earnings and a new cost basis for the security is established. Many factors are considered to determine whether an impairment is other-than-temporary, including whether the Company has the ability and intent to hold the investment until a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the security.

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

Bank Client Loans and Allowances for Losses

Bank loans are primarily comprised of loans originated or purchased by RJBank and include commercial and residential mortgage loans, as well as non-real estate commercial and consumer loans. The Company records these loans at amortized cost, adjusted for an allowance for loan loss. Included in amortized cost are any deferred fees or loan origination costs plus the unamortized premiums or discounts on purchased loans.

Loan origination fees, net of related costs, are capitalized and recognized in interest income using the interest or straight-line method, or proportionate to the amount of principal payments, over the contractual life of the loans.

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. During the fiscal year, RJBank re-evaluated and implemented changes to the loan loss reserve methodology in conjunction with a revision to the corporate loan grading process. Because of continued and planned growth, the loan grading process was revised and expanded to provide more specific and detailed risk measurement across the corporate loan portfolio. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateralized. At September 30, 2006, the amortized cost of all RJBank loans was $2.3 billion and an allowance for loan losses of $18.7 million was recorded against that balance. The total allowance for loan losses, including $4 million in reserves for off-balance sheet exposures maintained in Other Liabilities, approximates 1% of the amortized cost of the loan portfolio.

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

Investments in Real Estate Partnerships- Held by Variable Interest Entities

A wholly owned subsidiary of the Company is the managing member or general partner in several separate tax credit housing funds. Additional information is presented in Note 6 below. These funds invest in limited partnerships which purchase and develop affordable housing properties qualifying for federal and state tax credits. As of September 30, 2006 and September 30, 2005, the investments related to these limited partnerships totaled approximately $228.0 million and $138.2 million, respectively, on the Company’s Consolidated Statement of Financial Condition.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of assets is primarily provided for using the straight-line method over the estimated useful lives of the assets, which range from three to seven years for software, two to five for furniture and equipment and 10 to 31 years for buildings and land improvements. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to operations in the period incurred. Gains and losses on disposals of property and equipment are reflected in income in the period realized.

Goodwill

Intangible assets consist predominantly of goodwill related to the acquisitions of Roney & Co. (now part of RJA) and Goepel McDermid, Inc. (now called Raymond James Ltd). This goodwill, totaling $63 million, was allocated to the reporting units within the Private Client Group and Capital Markets segments pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized. Rather they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of September 30, 2006, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Exchange Memberships

Exchange memberships are carried at cost or, if an “other than temporary” impairment in value has occurred, at a value that reflects management's estimate of the impairment. The Company’s membership interests, which are included in prepaid expenses and other assets at a cost of $1,009,000 and $2,820,000 at September 30, 2006, and September 30, 2005, respectively, had an aggregate market value of $2,565,000 and $10,743,000 at September 30, 2006 and September 30, 2005, respectively. The market value of the exchange memberships is determined based on the last reported sale.

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

The Company records reserves related to legal proceedings in "other payables". Such reserves are established and maintained in accordance with SFAS No. 5, "Accounting for Contingencies", and FIN No. 14. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Lastly, each case is reviewed to determine if it is probable that insurance coverage will apply, in which case the reserve is reduced accordingly. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.

Stock Compensation

At September 30, 2006, the Company had multiple stock-based employee compensation plans, which are described more fully in Note 17 below. In addition, the Company has a stock option plan for its independent contractor Financial Advisors, which is described more fully in Note 18 below. Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R. Given that the Company had adopted the fair value recognition provisions as of September 28, 2002, using the modified prospective method of adoption within the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”, the adoption of SFAS No. 123R did not have a material impact on the Company’s accounting for employee stock-based compensation. The Company accounts for stock options granted to its independent contractor Financial Advisors following the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, these options are revalued at each reporting date for purposes of measuring compensation expense associated with these options. Compensation expense is recognized for all stock-based compensation with future service requirements over the relevant vesting periods.

Derivative Financial Instruments

The Company makes limited use of derivative financial instruments in certain of its businesses. Certain derivative financial instruments have been used to manage specifically identified interest rate risk at RJBank, while others are used in the conduct of the Company’s fixed income business. The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivatives and hedging activities. These statements establish standards for designating a derivative as a hedge. Derivatives in a broker-dealer or those that do not meet the criteria for designation as a hedge are accounted for as trading account assets and liabilities, and recorded at fair value in the statement of financial condition with the realized and unrealized gains or losses recorded in the consolidated statement of operations for that period.

Under FIN 39, “Offsetting of Amounts Related to Certain Contracts”, the Company elects to net-by-counterparty the fair value of interest rate swap contracts entered into by the Fixed Income Trading group. Certain contracts contain a legally enforceable master netting arrangement and therefore, the fair value of those swap contracts are netted by counterparty in the consolidated statement of financial condition.

The Company uses interest rate swaps as well as future contracts as part of its fixed income business. In addition, the Company enters into interest rate swaps which are, in turn, substantially economically hedged with counterparties. These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the statement of operations for the period. Any collateral exchanged as part of the swap agreement is recorded in Broker Receivables and Payables in the consolidated statement of financial condition for the period.

To manage interest rate exposures, RJBank has used interest rate swaps. Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principal amount. RJBank specifically designated interest rate swaps as hedges of the variability in interest rates on the deposit base utilized to fund the purchase of loan pools that initially carry a fixed rate, and recognized interest differentials as adjustments to net interest income in the period they occurred.

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

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent effective, until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in RJBank's non-interest income or expense at the end of each hedging period.

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

Reclassifications

Certain amounts from prior years have been reclassified to conform to the current year presentation. The effect of these reclassifications on the Company’s previously reported annual consolidated financial statements was not material. These reclassifications had no effect on net income.

Revision to 2005 and 2004 Consolidated Statements of Cash Flows

Certain amounts in the Company’s 2005 and 2004 Consolidated Statements of Cash Flows have been reclassified between operating, investing and financing activities to comply with SFAS No. 95, “Statement of Cash Flows” (see Note 23 of the Notes to Consolidated Financial Statements). The effect of these reclassifications on the Company’s previously reported annual consolidated financial statements was not material. These reclassifications had no effect on net income.

NOTE 2 - TRADING SECURITIES AND TRADING SECURITIES SOLD BUT NOT YET PURCHASED:

	September 30, 2006		September 30, 2005
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)
Marketable:
Equities	$ 29,532	$ 19,068	$ 32,237	$ 30,256
Municipal obligations	192,028	5	177,984	17
Corporate obligations	134,431	968	27,830	2,285
Government obligations	37,793	31,636	42,009	99,465
Agencies	68,380	34,023	60,445	84
Derivative Contracts	20,904	8,309	12,795	2,488
Other	2,684	-	2,019	-
Non-marketable	19	-	4,360	-
	$485,771	$94,009	$359,679	$134,595

Corporate obligations and agencies included mortgage-backed securities of $77.1 million and $79.8 million at September 30, 2006 and September 30, 2005, respectively, are included in the table above. Mortgage-backed securities sold but not yet purchased of $34.0 million and $84,000 at September 30, 2006 and September 30, 2005, respectively, are included in agencies in the table above. Net unrealized gains (losses) related to open trading positions at September 30, 2006, September 30, 2005, and September 24, 2004 were $4,387,000, $(1,257,000), and $7,025,000, respectively.

NOTE 3 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of CMOs, mortgage related debt, and certain equity securities of the Company's non-broker-dealer subsidiaries, principally RJBank. There were proceeds of $252,000 from the sale of securities available for sale for the year ended September 30, 2006. There were proceeds of $9,250,000 for the year ended September 30, 2005 and no proceeds for the year ended September 24, 2004.

The amortized cost and estimated market values of securities available for sale at September 30, 2006 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(in 000's)

Agency collateralized mortgage obligations	$ 140,888	$ 461	$ (27)	$ 141,322
Non-agency collateralized mortgage obligations	137,753	330	(156)	137,927
Other	1,306	26	(1)	1,331
	$ 279,947	$ 817	$ (184)	$ 280,580

The amortized cost and estimated market values of securities available for sale at September 30, 2005 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in 000's)

Agency collateralized mortgage obligations	$ 180,410	$ 420	$ (34)	$180,796
Non-agency collateralized mortgage obligations	5,166	-	(171)	4,995
Other	1,688	70	-	1,758
	$ 187,264	$ 490	$(205)	$187,549

The amortized cost and estimated market value of securities available for sale at September 30, 2006, by contractual maturity are shown below. Since RJBank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Estimated
	Amortized	Market
	Cost	Value
(in 000’s)

One year or less	$ 1,237	$ 1,238
One to five years	1,098	1,100
Five to 10 years	-	-
After 10 years	277,612	278,242
	$ 279,947	$ 280,580

The following table shows RJBank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2006 (in 000’s).

	Less than 12 months		12 months or more		Total
	Estimated		Estimated		Estimated
	fair	Unrealized	fair	Unrealized	fair	Unrealized
	value	losses	value	losses	value	losses
Agency collateralized
mortgage obligations	$ 20,357	$ (9)	$ 19,052	$ (18)	$ 39,409	$ (27)
Non-agency collateralized
mortgage obligations	6,199	(10)	4,186	(146)	10,385	(156)
Total temporarily impaired securities	$ 26,556	$ (19)	$ 23,238	$ (164)	$ 49,794	$ (183)

The reference point for determining when securities are in a loss position is fiscal year-end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the past twelve-month period. The unrealized losses at September 30, 2006, were primarily caused by interest rate changes. The Federal National Mortgage Association or Federal Home Loan Mortgage Corporation guarantees the contractual cash flows of the agency collateralized mortgage obligation securities, and the non-agency collateralized mortgage obligations are rated AAA. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a fair value recovery or maturity, these investments are not considered "other-than-temporarily" impaired.

NOTE 4 - RECEIVABLES FROM AND PAYABLES TO BROKERAGE CLIENTS:

Receivables from Brokerage Clients

Receivables from brokerage clients include amounts arising from normal cash and margin transactions and fees receivable. Margin receivables are collateralized by securities owned by brokerage clients. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients at September 30, 2006 and September 30, 2005 is as follows:

	September 30, 2006	September 30, 2005
(in 000's)

Brokerage client receivables	$ 1,505,126	$ 1,426,890
Allowance for doubtful accounts	(519)	(794)
Brokerage client receivables, net	$ 1,504,607	$ 1,426,096

Payables to Brokerage Clients

Payables to brokerage clients include brokerage client funds on deposits awaiting reinvestment. The following table presents a summary of such payables at September 30, 2006 and September 30, 2005:

	September 30, 2006	September 30, 2005
($ in 000's)

Brokerage client payables:
Interest bearing	$ 4,140,197	$ 3,301,599
Non-interest bearing	412,030	465,936
Total brokerage client payables	$ 4,552,227	$ 3,767,535

Interest expense on brokerage client payables for the years ended September 30, 2006, September 30, 2005, and September 24, 2004 was $143,428,000, $58,486,000, and $11,659,000, respectively.

NOTE 5 - BANK LOANS, NET:

Bank client receivables are primarily comprised of loans originated or purchased by RJBank and include commercial and residential mortgage loans, as well as consumer loans. These receivables are collateralized by first or second mortgages on residential property, real property, or the general assets of the borrower. The following table provides a summary of RJBank's loans receivable at September 30, 2006 and September 30, 2005:

	September 30,	September 30,
	2006	2005
	(in 000's)

Residential mortgage loans	$ 1,322,911	$ 689,129
Commercial loans	960,977	313,191
Consumer loans	1,917	3,866
	2,285,805	1,006,186

Allowance for loan losses	(18,694)	(7,593)
Net (unearned income) deferred expenses	(4,279)	1,688

	$ 2,262,832	$ 1,000,281

At September 30, 2006 and September 30, 2005, $60,000,000 and $70,000,000 in Federal Home Loan Bank (“FHLB”) advances, respectively, were secured by a blanket lien on RJBank's residential mortgage loan portfolio.

RJBank's gain from the sale of originated loans held for sale were $413,000, $421,000, and $258,000 for the years ended September 30, 2006, September 30, 2005, and September 24, 2004, respectively.

Certain officers, directors, and affiliates, and their related interests were indebted to RJBank for $294,000 and $297,000 at September 30, 2006 and September 30, 2005, respectively.

Changes in the allowance for loan losses and reserve for unfunded lending commitments at RJBank for the years ended September 30, 2006, September 30, 2005, and September 24, 2004 are as follows:

	September 30,	September 30,	September 24,
	2006	2005	2004
	(in 000's)
Balance, beginning of year	$ 9,030	$ 7,642	$ 5,910
Provision charged to operations	13,760	1,388	1,732
Charge-offs	(61)	-	-
Recoveries	9	-	-
Balance, end of year	$ 22,738	$ 9,030	$ 7,642

The total allowance for loan losses includes both the reserve for funded loans shown net of Bank Loans Receivable on the statement of financial condition, and the reserve for unfunded lending commitments included in Trade and Other Payables.

The investment in loans on nonaccrual status at September 30, 2006 was $2.1 million. At September 30, 2005, loans on nonaccrual status were immaterial to the consolidated financial statements.

The investment and the average balance of impaired loans at September 30, 2006, September 30, 2005, and September 24, 2004 along with the related interest income recognized on these loans, were immaterial to the consolidated financial statements.

NOTE 6 - VARIABLE INTEREST ENTITIES (“VIEs”):

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

The following table summarizes the balance sheets of the variable interest entities consolidated by the Company:

	September 30,	September 30,
	2006	2005
	(in 000's)
Assets:
Cash and cash equivalents	$ 17,622	$ 23,272
Receivables, other	88,145	56,357
Investments in real estate partnerships - held by variable interest entities	227,963	138,228
Trust fund investment in parent company common stock*	5,100	-
Prepaid expenses and other assets	16,426	12,270

Total Assets	$ 355,256	$ 230,127

Liabilities and Shareholders’ Equity:
Loans payable related to investments by variable interest entities in real estate partnerships	$ 193,647	$ 144,780
Trade and other	279	2,338
Intercompany payable	16,098	-

Total Liabilities	210,024	147,118

Minority Interests	143,217	81,328
Shareholders' Equity	2,015	1,681

Total Liabilities and Shareholders' Equity	$ 355,256	$ 230,127

* Included in common shares in treasury in the Company’s Consolidated Statement of Financial Condition.

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $20.5 million at September 30, 2006. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. At September 30, 2006 that exposure is approximately $8.8 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. CSS is currently funded by capital contributions and loans from its owners. CSS had assets of $4.7 million at September 30, 2006. As of September 30, 2006, the Company owns approximately 42% of CSS. The Company's exposure to loss is limited to its capital contributions, amounts loaned and committed. The Company is not the primary beneficiary of CSS and accounts for its investment using the equity method of accounting.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 43 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits. As of September 30, 2006, 41 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 1%.

RJTCF has concluded it is the primary beneficiary in approximately one quarter of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $329.6 million at September 30, 2006. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its investments in and advances to these funds. At September 30, 2006, that exposure is approximately $15.3 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate its financial interests in these funds. The Company's exposure to loss is limited to its investments in and advances to those funds. At September 30, 2006, that exposure is approximately $21.2 million.

The two remaining tax credit housing funds that have been determined not to be VIEs are wholly owned by RJTCF and are included in the Company’s consolidated financial statements. As of September 30, 2006, only one of these funds had any material activity. This fund typically holds interests in certain tax credit limited partnerships for less than 90-days and has assets of approximately $4.3 million at September 30, 2006.

As of September 30, 2006, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. The Company is not the primary beneficiary of these partnerships and accordingly the Company does not consolidate its financial interests in these partnerships. These partnerships have assets of approximately $25.5 million at September 30, 2006. The Company's exposure to loss is limited to its capital contributions. The carrying value of the Company's investment in these partnerships is not material at September 30, 2006.

One of the Company’s restricted stock plans is associated with a trust fund which was established through the Company’s wholly owned Canadian subsidiary. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. For financial statement purposes, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $5.1 million at September 30, 2006. None of those assets are specifically pledged as collateral for any obligations of the trust fund. The Company's exposure to loss is limited to its contributions to the trust fund. At September 30, 2006, that exposure is approximately $5.1 million.

NOTE 7 - LEVERAGED LEASES:

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta and Continental). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustee for the debt holders is unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta Airlines filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge in 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company also had taken a $4 million pretax charge in 2004 to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the likely event of a material modification to the lease or foreclosure of the aircraft by the debt holders in fiscal 2007, certain tax payments of up to approximately $8.1 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings.

The Company also has a leveraged lease outstanding with Continental valued at $10.9 million as of Sept. 30, 2006. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014.

	September 30,	September 30,
	2006	2005
	(in 000's)
Rents receivable (net of principal and
interest on the non-recourse debt)	$ 8,576	$ 9,502
Unguaranteed residual values	8,012	8,012
Unearned income	(5,706)	(5,706)
Investment in leveraged leases	10,882	11,808

Deferred taxes arising from leveraged leases	(19,796)	(21,349)
Net investment in leveraged leases	$ (8,914)	$ (9,541)

Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company is monitoring this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease given the difficult economic environment for the airline industry.

NOTE 8 - PROPERTY AND EQUIPMENT:

	September 30,	September 30,
	2006	2005
	(in 000's)

Land	$ 18,644	$ 19,244
Construction in process	4,755	10,175
Buildings, leasehold and land improvements	137,117	123,773
Furniture, fixtures, and equipment	155,198	145,774
	315,714	298,966
Less: accumulated depreciation
and amortization	(172,934)	(161,411)
	$ 142,780	$ 137,555

NOTE 9 - BANK DEPOSITS:

Bank deposits include demand deposits, savings accounts and certificates of deposit. The following table presents a summary of bank deposits at September 30, 2006 and September 30, 2005:

	September 30,		September 30,
	2006		2005
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in 000's)

Bank deposits:
Demand deposits - interest bearing	$ 6,088	1.95%	$ 4,405	0.84%
Demand deposits - non-interest bearing	2,538	-	4,210	-
Savings and money market accounts	2,542,894	4.59%	846,745	2.63%
Certificates of deposit (1)	255,360	4.49%	220,660	3.61%
Total bank deposits	$2,806,880	4.57%	$1,076,020	2.82%

(1)	Certificates of deposit in amounts of $100,000 or more at September 30, 2006 and September 30, 2005 were $72,067,000 and $61,018,000, respectively.

Certificates of deposit issued have remaining maturities at September 30, 2006 and September 30, 2005, as follows:

	September 30,	September 30,
	2006	2005
	(in 000's):

One year or less	$125,622	$120,380
One to two years	50,427	25,737
Two to three years	36,306	23,460
Three to four years	24,885	29,434
Four to five years and thereafter	18,120	21,649
Total	$255,360	$220,660

RJBank had deposits from officers and directors of $691,000 and $625,000 at September 30, 2006 and September 30, 2005, respectively.

Interest expense on bank client accounts is comprised of the following for the years ended September 30, 2006, September 30, 2005 and September 24, 2004:

	September 30,	September 30,	September 24,
	2006	2005	2004
	(in 000's)

Demand deposits	$ 81	$ 24	$ 9
Savings and money market accounts	51,233	12,017	1,644
Certificates of deposit	10,872	6,577	5,101
	$ 62,186	$ 18,618	$ 6,754

NOTE 10 - LOANS PAYABLE:

Loans Payable

Loans payable at September 30, 2006 and September 30, 2005 are presented below:

	September 30, 2006	September 30, 2005
	(in 000's)
Short-term Borrowings:
Borrowings on lines of credit (1)	$ 13,040	$ 5,338
Current portion of mortgage notes payable	2,746	2,604
Total short-term borrowings	15,786	7,942

Long-term Borrowings:
Mortgage notes payable (2)	65,852	68,520
Federal Home Loan Bank advances (3)	60,000	70,000
Total long-term borrowings	125,852	138,520

Total loans payable	$141,638	$146,462

(1)
The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At September 30, 2006, the aggregate domestic lines were $710 million and CDN $40 million, respectively, of which CDN $10.2 million was outstanding. The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. For the fiscal year ended September 30, 2006, interest rates on the lines of credit ranged from 4.25% to 6.76%. For the fiscal year ended, September 30, 2005 interest rates on the lines of credit ranged from 2.25% to 5.34%. In addition, various foreign joint ventures of the Company have several lines of credit. At September 30, 2006 the aggregate unsecured lines of credit were $22.4 million, of which $3.8 million was outstanding. The interest rates for the lines of credit range from 17% to 20%.

(2)
Mortgage notes payable is comprised of a mortgage loan for the financing of the Company's home office complex and a note for the financing of the office for a foreign joint venture. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $73.6 million at September 30, 2006. The foreign joint venture note bears interest at 8.25% and is secured by the building.

(3)
RJBank has $60 million in FHLB advances outstanding at September 30, 2006, which are comprised of long-term, fixed rate advances. The long-term, fixed rate advances bear interest at rates ranging from 2.37% to 5.67%. The outstanding FHLB advances mature between May 2008 and October 2014. These advances are secured by a blanket lien on RJBank's residential loan portfolio granted to FHLB at September 30, 2006. The FHLB has the right to convert advances totaling $50 million and $65 million at September 30, 2006 and September 30, 2005, respectively, to a floating rate at one or more future dates. RJBank has the right to prepay these advances without penalty if the FHLB exercises its right.

Long-term borrowings at September 30, 2006, based on their contractual terms, mature as follows (in 000's):

2008	$ 7,911
2009	3,086
2010	8,272
2011	43,469
2012 and thereafter	63,114
Total	$125,852

Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships

The borrowings of certain variable interest entities are comprised of several loans, which are non-recourse to the Company. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding the entities deemed to be variable interest entities under FIN 46R, which are consolidated by the Company.

Variable interest entities’ loans payable at September 30, 2006 and September 30, 2005 are presented below:

	September 30, 2006	September 30, 2005
	(in 000's)

Current portion of loans payable	$ 32,787	$ 2,516
Long-term portion of loans payable	160,860	142,264

Total loans payable	$193,647	$144,780

VIEs’ long-term borrowings at September 30, 2006, based on their contractual terms, mature as follows (in 000's):

2008	$ 13,158
2009	17,984
2010	17,529
2011	22,394
2012 and thereafter	89,795
Total	$160,860

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS:

The Company makes limited use of derivative financial instruments in certain of its businesses. Certain derivative financial instruments have been used to manage specifically identified interest rate risk at RJBank, while others are used in the conduct of the Company’s fixed income business.

The Company uses interest rate swaps as well as futures contracts as part of its fixed income business. These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the statement of operations for the period. Any collateral exchanged as part of the swap agreement is recorded in Broker Receivables and Payables in the consolidated statement of financial condition for the period. At September 30, 2006 and September 30, 2005, the Company had outstanding derivative contracts with notional amounts of $2.3 billion and $1.9 billion, respectively, in interest rate swaps. The notional amount of a derivative contract does not change hands; it is simply used as a reference to calculate payments. Accordingly, the notional amount of the Company’s derivative contracts outstanding at September 30, 2006 significantly exceeds the possible losses that could arise from such transactions. The net market value of all open swap positions at September 30, 2006 and September 30, 2005 was $13 million and $10 million, respectively.

RJBank uses variable-rate deposits to finance the purchase of certain loan pools that contain debt instruments that are fixed for the first five years of their life. The funding sources expose RJBank to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of its interest payments. To meet this objective, management entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps changed the variable-rate cash flow exposure on the funding sources to fixed cash flows. Under the terms of the interest rate swaps, RJBank received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate funding. At September 30, 2006 and 2005, RJBank was party to zero and $11.5 million, respectively, in notional amount of interest rate swap agreements, and had securities and cash of zero and $0.9 million, respectively, pledged or held as interest-bearing collateral for such agreements.

Changes in the fair value of a derivative that is effective, as defined by SFAS 133, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffectiveness resulting from the cash flow hedge is recorded in income or expense at the end of each reporting period. For purposes of the statement of cash flows, any ineffectiveness resulting from the cash flow hedge is subtracted or added back in the reconciliation of net income to cash provided by operating activities at the end of each reporting period. When hedge accounting is discontinued, RJBank continues to carry the derivative at its fair value in the statement of financial condition, and recognizes any changes in its fair value in earnings. For the years ended September 30, 2006, September 30, 2005, and September 24, 2004, RJBank recorded zero, ($207,767), and $391,651, respectively, in income (expense) from ineffective cash flow hedges and transition adjustments. The net amount of the existing unrealized losses expected to be reclassified into pretax earnings within the next 12 months was zero at September 30, 2006 and $100,000 at September 30, 2005.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company performs a credit evaluation of counterparties prior to entering into swap transactions. Currently, the Company anticipates that all counterparties will be able to fully satisfy their obligations under those agreements. The Company may require collateral from counterparties to support these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. The Company is also exposed to interest rate risk related to its interest rate swap agreements. The Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate risk, spread, ratio and basis risk and volatility. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

NOTE 12 - INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended
	September 30,	September 30,	September 24,
	2006	2005	2004
		(in 000’s)
Current provision:
Federal	$ 102,665	$ 78,783	$ 71,004
State	16,844	15,483	13,722
International	13,379	8,231	3,381
	132,888	102,497	88,107
Deferred benefit:
Federal	(3,742)	(3,058)	(5,813)
State	(495)	(1,867)	(5,897)
International	(927)	(647)	149
	(5,164)	(5,572)	(11,561)
	$ 127,724	$ 96,925	$ 76,546

The Company's income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year Ended
	September 30,	September 30,	September 24,
	2006	2005	2004
		(in 000’s)

Provision calculated at statutory rates	$ 119,723	$ 85,909	$ 71,442
State income taxes, net of federal benefit	10,627	8,851	5,085
Other	(2,626)	2,165	19
	$ 127,724	$ 96,925	$ 76,546

U.S. and international components of income before income taxes were as follows:

	Year Ended
	September 30,	September 30,	September 24,
	2006	2005	2004
		(in 000’s)

U.S.	$ 308,003	$ 230,790	$ 196,642
International	34,063	17,181	7,479
Income before income taxes	$ 342,066	$ 247,971	$ 204,121

The major deferred tax asset (liability) items, as computed under SFAS 109, are as follows:

	September 30,	September 30,
	2006	2005
	(in 000’s)
Deferred tax assets:
Deferred compensation	$ 56,584	$ 49,460
Capital expenditures	7,286	8,719
Accrued expenses	40,904	39,674
Unrealized loss	1,932	252
Net operating loss carryforward	13,496	10,487
Other	-	1,617
Total deferred tax assets	120,202	110,209

Deferred tax liabilities:
Aircraft leases	(19,796)	(21,349)
Other	(5,449)	-
Total deferred tax liabilities	(25,245)	(21,349)
Net deferred tax assets	$ 94,957	$ 88,860

The Company has recorded a deferred tax asset at September 30, 2006 and September 30, 2005. The net operating loss carryforwards expire between 2008 and 2016. No valuation allowance as defined by SFAS 109 is required for the years then ended as Management believes that it is more likely than not the deferred tax asset is realizable.

The “American Jobs Creation Act of 2004” provides for a one-time deduction for qualifying repatriations of foreign earnings in either fiscal year 2005 or 2006. The 85% dividends received deduction can result in a lower tax rate if the eligible dividends are reinvested within the limitations and requirements of Internal Revenue Code Section 965. During fiscal year 2006, the Company repatriated $1.9 million in extraordinary dividends and recorded a tax liability of $102,000. To the degree that the cumulative undistributed earnings of non-U.S. subsidiaries were permanently invested, no deferred U.S. federal income taxes have been provided. We have provided for U.S. deferred income taxes in the amount of $2.9 million on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries.

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

Long-term lease agreements expire at various times through 2014. Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $26,013,000 in 2007, $21,858,000 in 2008, $16,860,000 in 2009, $14,378,000 in 2010, $8,938,000 in 2011 and $13,719,000 thereafter. Rental expense incurred under all leases, including equipment under short-term agreements, aggregated $34,329,000, $31,949,000 and $31,396,000 in 2006, 2005 and 2004, respectively.

See Note 7 of the Notes to Consolidated Financial Statements with respect to the Company's interest in certain commercial aircraft leveraged leases.

RJBank has outstanding at any time a significant number of commitments to extend credit or purchase loans. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit, purchase loans and letters of credit outstanding is as follows:

	September 30, 2006	September 30, 2005
	(in 000's)

Standby letters of credit	$ 55,193	$ 15,933
Consumer lines of credit	25,772	21,326
Commercial lines of credit	760,253	168,804
Unfunded loan commitments - variable rate	264,663	288,169
Unfunded loan commitments - fixed rate	6,412	11,402

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of September 30, 2006, $55.2 million of such letters of credit were outstanding. Of the letters of credit outstanding, $54.6 million are underwritten as part of a larger corporate credit relationship, and the remaining $600,000 are fully secured by cash or securities. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to cover the maximum potential amount of any future payments of amounts drawn down under the existing letters of credit.

At September 30, 2006 and September 30, 2005, no securities were pledged by RJBank as collateral with the FHLB for advances. In lieu of pledging securities as collateral for advances, RJBank provided the FHLB with a lien against RJBank's portfolio of residential mortgage loans.

As of September 30, 2006, RJBank has entered into a $460 million reverse repurchase agreement with a single counterparty. Although RJBank is exposed to risk that this counterparty may not fulfill its contractual obligation, the risk of default is minimal due to the creditworthiness of the counterparty, collateral received and the short duration of this agreement.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract expires in 2016 and has a 4% annual escalator. Expenses of $2,914,000, $2,802,000 and $2,694,000 were recognized in the fiscal 2006, 2005 and 2004, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at September 30, 2006 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At September 30, 2006 and September 30, 2005, the Company had client margin securities valued at $65.2 million and $93.4 million, respectively, on deposit with a clearing organization.

The Company has committed to lend $1.7 million to CSS in four equal installments beginning in April 2006, the last of which is due in December 2006. CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system.

The Company has committed a total of $42.6 million, in amounts ranging from $200,000 to $2.0 million, to 40 different independent venture capital or private equity partnerships. As of September 30, 2006, the Company had invested $29.4 million of that amount and has received $24.8 million in distributions. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company had invested $11.7 million and has received $5.5 million in distributions as of September 30, 2006.

The Company is the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At September 30, 2006, the Company has $4.6 million committed to these funds.

At September 30, 2006, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of collateral (in 000's):
Securities purchased under agreements to resell	$ 313,477
Securities received in securities borrowed vs. cash transactions	1,071,200
Collateral received for margin loans	1,437,487
Total	$2,822,164

During the year certain collateral was repledged. At September 30, 2006, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of collateral and trading securities (in 000's):
Securities purchased under agreements to resell	$ 313,477
Securities received in securities borrowed vs. cash transactions	1,034,563
Collateral received for margin loans	257,651
Total	$1,605,691

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

The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars. At September 30, 2006, the aggregate domestic lines were $710 million and total Canadian lines were CDN $40 million of which CDN $10.2 million was outstanding. The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee. RJBank has $60 million in FHLB advances outstanding at September 30, 2006, which are comprised of long-term, fixed rate advances. RJBank had $781 million in credit available from the FHLB at September 30, 2006.

The Company has guaranteed lines of credit for various foreign joint ventures as follows: four lines of credit totaling $22.5 million in Turkey and one line of credit totaling $3 million in Argentina. At September 30, 2006, there was an outstanding balance of $1.1 million on the lines of credit in Turkey and none on the line in Argentina. The Company has also from time to time authorized guarantees for the completion of trades with counterparties in Argentina and Turkey. At September 30, 2006, there were no outstanding guarantees in Turkey and Argentina.

The Company guarantees the existing mortgage debt of RJA of approximately $67.5 million. The Company may guarantee interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to or guarantee obligations of RJTCF of up to $90.0 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At September 30, 2006, cash funded to invest in either loans or investments in project partnerships was $28.6 million. In addition, at September 30, 2006, RJTCF is committed to additional future fundings of $7.6 million related to project partnerships that have not yet been sold to various tax credit funds.

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

The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business.  Like others in the retail securities industry, the Company experienced a significant increase in the number of claims seeking recovery due to portfolio losses in the early 2000's. During the past year, the number of claims has declined to more historic levels.

As previously reported, RJF and Raymond James Financial Services, Inc. (“RJFS”) were defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. In July 2005, RJFS paid approximately $24 million in a settlement with approximately 380 claimants in this litigation, representing approximately two-thirds of the outstanding claims. RJFS has settled with an additional 150 claimants for a lump sum of $18 million. These settlements effectively extinguish the Company’s liability with the exception of one remaining lawsuit in federal court involving one claimant family group.

On September 27, 2005, the State of Utah filed a petition for Order of Censure, Suspension of License and Imposition of Fine against RJFS related to the alleged failure to supervise a former Financial Advisor. The Utah Securities Division asked the Division Director to enter an order censuring the Company, suspending its license in Utah for 30 days, ordering a fine of $100,000 and requiring the engagement of an independent consultant to review its supervisory structure and procedures. In September 2006, RJFS agreed without admitting or denying the State’s findings, to a fine of $100,000.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately US$6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit. RJY is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish tax court. Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has made provision in its consolidated financial statements for its estimate of the reasonable potential exposure for this matter. As of September 30, 2006, RJY had total capital of approximately US$6.4 million, of which the Company owns approximately 73%.

The Company is contesting the allegations in this and other cases and believes that there are meritorious defenses in each of these lawsuits and arbitrations.  In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be.  In the opinion of the Company's management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.  However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

NOTE 15 - CAPITAL TRANSACTIONS:

At their meeting on February 17, 2006, the Company’s Board of Directors declared a 3-for-2 stock split by means of a dividend. The additional shares were distributed on March 22, 2006, to shareholders of record on March 8, 2006. All references in the consolidated financial statements to amounts per share and to the number of shares outstanding have been restated to give retroactive effect to the stock split.

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended September 30, 2006:

	Number of	Average
Period	Shares Purchased (1)	Price Per Share

July 1, 2006 - July 31, 2006	-	-
August 1, 2006 - August 31, 2006	-	-
September 1, 2006 - September 30, 2006	2,251	$29.48
Total	2,251	$29.48

(1)   The Company does not have a formal stock repurchase plan. Shares are repurchased at the discretion of management pursuant to prior authorization from the Board of Directors. On May 20, 2004, the Board of Directors authorized purchases of up to $75 million. Since that date 391,514 shares have been repurchased for a total of $7.4 million, leaving $67.6 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. During 2006 and 2005, 189,664 and 5,740 shares were repurchased at an average price of $28.97 and $30.81, respectively. During the three months ended March 31, 2006, the Company established a trust fund, through its wholly owned Canadian subsidiary, that would enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. The only purchases of shares during February were for this trust fund. With the exception of the shares purchased through this trust fund in March 2006, the Company only purchased shares during the balance of the year that were surrendered by employees as a payment for option exercises.

NOTE 16 - OTHER COMPREHENSIVE INCOME:

The activity in other comprehensive income and related tax effects are as follows (in 000's):

	Sept. 30,	Sept. 30,	Sept. 24,
	2006	2005	2004

Net unrealized gain (loss) on available for sale securities, net of tax effect of $129 in 2006, $51 in 2005, and ($67) in 2004	$ 217	$ 79	$ (112)

Net unrealized gain on interest rate swaps accounted for as cash flow hedges, net of tax effect of $28 in 2006, $566 in 2005, and $1,310 in 2004	44	882	2,184

Net change in currency translations, net of tax effect of $1,312 in 2006, $3,078 in 2005, and $719 in 2004	2,202	4,796	1,199

Other comprehensive income	$ 2,463	$ 5,757	$ 3,271

The components of accumulated other comprehensive income, net of income taxes (in 000's):

	Sept. 30,	Sept. 30,
	2006	2005

Net unrealized gain on securities available for sale	$ 403	$ 186

Net unrealized loss on interest rate swaps accounted for as cash flow hedges	-	(44)

Currency translations	11,692	9,490

Accumulated other comprehensive income, net of income taxes	$ 12,095	$ 9,632

NOTE 17 - EMPLOYEE BENEFIT PLANS:

The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements. The plans are noncontributory. Contributions by the Company, if any, are determined annually by the Company’s Board of Directors on a discretionary basis and are recognized as compensation cost throughout the year. Benefits become fully vested after seven years of qualified service. All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of RJF common stock held by the ESOP at September 30, 2006 and 2005 was approximately 5,370,000 and 5,480,000, respectively. The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually. The Company's Long Term Incentive Plan (“LTIP”) is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. The Company has purchased and holds life insurance on the lives of most of those employees participating in the LTIP, to earn a competitive rate of return for participants and to provide a source of funds available to satisfy its obligations under this plan. Contributions to the qualified plans and the LTIP contribution for management are made in amounts approved annually by the Board of Directors. Compensation expense includes aggregate contributions to these plans of $36,912,285, $26,872,875, and $24,009,740 for fiscal years 2006, 2005, and 2004, respectively.

Stock-Based Compensation Plans

At September 30, 2006, the Company had multiple stock-based employee compensation plans, which are described below. The Company issues new shares under all plans approved by shareholders. Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment”. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements given that it adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002 using the modified prospective application transition method within the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid, as part of operating cash flows.

Fixed Stock Option Plans

The Company has two qualified and two non-qualified fixed stock option plans available for grants to employees and members of the Company’s Board of Directors. Under the 2002 Incentive Stock Option Plan, one of the Company’s qualified plans, the Company may grant options to its management personnel for up to 9,000,000 shares of common stock. The 2002 Plan was established to replace, on substantially the same terms and conditions, the 1992 Plan. As of September 30, 2006, the 1992 Plan still has options outstanding. Options are granted to key administrative employees and Financial Advisors of Raymond James & Associates, Inc. who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time, disabled or recently retired.

As noted above, the Company has two non-qualified fixed stock option plans. Under the first of those plans, the Company may grant up to 854,298 shares of common stock to the Company's outside directors. Options vest over a three-year period from grant date provided that the director is still serving on the Board of the Company. Under the Company's second non-qualified stock option plan, the Company may grant up to 2,531,250 shares of common stock to key management personnel. Option terms are specified in individual agreements and expire on a date no later than the tenth anniversary of the grant date. Under all fixed stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of grant.

The Company’s net income for the years ended September 30, 2006, September 30, 2005, and September 24, 2004 includes $5.6 million, $6.2 million, and $7.4 million, respectively, of compensation costs and $281,000, $293,000, and $389,000, respectively of income tax benefits related to the Company’s four fixed stock option plans available for grants to employees and members of its Board of Directors.

These amounts may not be representative of future stock-based compensation expense since the estimated fair value of stock options is amortized to expense straight line over the vesting period and additional options may be granted in future years. The fair value of each fixed option grant for these plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in years ended 2006, 2005, and 2004:

	2006	2005	2004
Dividend Yield	1.19%	1.10%	1.10%
Expected Volatility	29.38%	38.56%	36.27%
Risk-free Interest Rate	4.41%	3.69%	2.89%
Expected Lives	4.9 yrs	5.1 yrs	5.2 yrs

The dividend yield assumption is based on the Company’s current declared dividend as a percentage of the stock price. The expected volatility assumption for the current period is based on the Company’s historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, and (3) the annualized volatility of the price of the Company’s stock since the late 1980’s. The expected volatility used by the Company in the prior periods presented was based on the annualized volatility of the price of the Company’s stock since the late 1980’s. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant of the options. The expected lives assumption is based on the average of (1) the assumption that all outstanding options will be exercised at the midpoint between their vesting date and full contractual term and (2) the assumption that all outstanding options will be exercised at their full contractual term.

A summary of option activity of the Company's four fixed stock option plans available for grants to employees and members of its Board of Directors for the year ended September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options For	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at October 1, 2005	5,277,204	$15.06	-	-
Granted	1,628,822	24.64	-	-
Exercised	(1,304,170)	14.24	-	-
Canceled	(234,733)	18.64	-	-
Expired	(12,800)	15.09	-	-
Outstanding at September 30, 2006	5,354,323	$18.02	2.65	$60,106,036
Exercisable at September 30, 2006	907,458	$13.99	0.65	$13,835,323

As of September 30, 2006, there was $13.2 million of total unrecognized compensation cost related to stock options for these plans. These costs are expected to be recognized over a weighted average period of approximately three years. The weighted average grant date fair value of stock options granted under these plans during the years ended September 30, 2006, September 30, 2005 and September 24, 2004 was $7.36 per share, $6.44 per share and $5.60 per share, respectively. The total intrinsic value of stock options exercised for these plans during the years ended September 30, 2006, September 30, 2005 and September 24, 2004 was $15.3 million, $11.2 million and $5.1 million, respectively. The total grant date fair value of stock options vested for these plans during the years ended September 30, 2006, September 30, 2005 and September 24, 2004 was $5.4 million, $7.0 million and $3.8 million, respectively.

Cash received from stock option exercises for these plans for the year ended September 30, 2006 was $18.1 million. The actual tax benefit realized for the tax deductions from option exercise for these stock option plans was $594,000 for the year ended September 30, 2006.

Restricted Stock Plan

Under the 2005 Restricted Stock Plan the Company is authorized to issue up to 2,250,000 restricted stock units or restricted shares of common stock to employees and independent contractors. The 2005 Plan was established to replace, on substantially the same terms and conditions, the 1999 Plan. During the three months ended March 31, 2006, this plan was amended to allow the issuance of restricted stock units as retention measures for certain employees of the Company. In addition, the Company, through its wholly owned Canadian subsidiary, established a trust fund which is associated with the 2005 Plan. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. Awards under this plan may be granted by the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management, growth, and/or profitability of the Company. These awards are forfeitable in the event of termination other than for death, disability or retirement. The compensation cost is recognized over the vesting period of the awards and is calculated as the market value of the awards on the date of grant. The following activity occurred during the year ended September 30, 2006:

		Weighted
		Average
		Grant Date
	Shares/Units	Fair Value ($)
Nonvested at October 1, 2005	1,022,043	$16.02
Granted	1,175,197	24.76
Vested	(285,464)	13.76
Canceled	(55,907)	19.99
Nonvested at September 30, 2006	1,855,869	$21.77

The Company’s net income for the year ended September 30, 2006 includes $7.5 million of compensation costs and $2.9 million of income tax benefits related to the Company’s Restricted Stock Plan. The Company’s net income for the years ended September 30, 2005 and September 24, 2004 includes $3.7 million and 3.0 million, respectively, of compensation costs and $1.4 million and $1.1 million, respectively, of income tax benefits related to this plan.

As of September 30, 2006, there was $27.4 million of total unrecognized compensation cost related to grants under the Company’s Restricted Stock Plan. These costs are expected to be recognized over a weighted average period of approximately 3.7 years. The total fair value of shares vested under this plan during the year ended September 30, 2006 was $3.9 million.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan, the Company is authorized to issue up to 3,375,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plan, and its expired predecessor plan, the Company sold approximately 379,000, 493,000 and 498,000 shares to employees during the years ended September 30, 2006, September 30, 2005 and September 24, 2004, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $1.6 million, $1.4 million and $1.3 million during the years ended September 30, 2006, September 30, 2005 and September 24, 2004, respectively.

Stock Bonus Plan

The Company's 1999 Stock Bonus Plan authorizes the Company to issue up to 2,250,000 restricted shares to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000. The determination of the number of shares to be granted may encompass a discount from market value at the discretion of the Compensation Committee of the Board of Directors. Under the plan the shares are generally restricted for a three year period, during which time the shares are forfeitable in the event of voluntary termination. The compensation cost is recognized over the three-year vesting period based on the market value of the shares on the date of grant. The following activity occurred during the year ended September 30, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value ($)
Nonvested at October 1, 2005	862,026	$17.39
Granted	413,154	25.18
Vested	(266,043)	13.93
Canceled	(19,191)	21.36
Nonvested at September 30, 2006	989,946	$21.49

The Company’s net income for the year ended September 30, 2006 includes $5.4 million of compensation costs and $2.0 million of income tax benefits related to the Company’s Stock Bonus Plan. The Company’s net income for the years ended September 30, 2005 and September 24, 2004 includes $3.5 million and $2.7 million, respectively, of compensation costs and $1.3 million and $1.0 million, respectively, of income tax benefits related to this plan.

As of September 30, 2006, there was $9.3 million of total unrecognized compensation cost related to grants under the Company’s Stock Bonus Plan. These costs are expected to be recognized over a weighted average period of approximately 1.4 years. The total fair value of shares vested under this plan during the fiscal year ended September 30, 2006 was $3.7 million.

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

NOTE 18 - NON-EMPLOYEE STOCK-BASED COMPENSATION:

Under one of its non-qualified fixed stock option plans, the Company may grant stock options to its independent contractor Financial Advisors. The Company may grant up to 5,126,000 shares of common stock to independent contractor Financial Advisors under this plan. Options are exercisable five years after grant date provided that the Financial Advisors are still associated with the Company. Under this fixed stock option plan, the exercise price of each option equals the market price of the Company's stock on the date of grant.

Prior to fiscal 2006, the Company valued stock options awarded to its independent contractor Financial Advisors at fair value on the date of grant and amortized these options over their expected service period in accordance with SFAS No. 123. However, after further analysis on the application of SFAS No. 123R, the SEC guidance contained in Staff Accounting Bulletin (“SAB”) No. 107, and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, to these non-employee awards, the Company concluded that absent a specific performance commitment, these grants are to be measured at their vesting date fair value and their fair value estimated at reporting dates prior to that time. The compensation expense recognized each period should be based on the most recent estimated value. The Company’s prior recording of compensation expenses for these grants were an estimate based on grant date fair value. The current year includes the effect of the change for the current year. The effect on prior years was not material. Further, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company classifies these non-employee awards as liabilities at fair value upon vesting, with changes in fair value reported in earnings until these awards are exercised or forfeited.

The Company’s net income for the years ended September 30, 2006, September 30, 2005, and September 24, 2004 includes $9.7 million, $2.1 million, and $1.9 million, respectively, of compensation costs and $3.7 million, $804,000, and $725,000, respectively net of income tax benefits related to option grants to its independent contractor Financial Advisors.

The fair value of each fixed option grant awarded to an independent contractor Financial Advisor is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal years ended 2006, 2005, and 2004:

	2006	2005	2004
Dividend Yield	1.11%	1.10%	1.10%
Expected Volatility	30.89%	38.20%	42.55%
Risk-free Interest Rate	4.62%	3.37%	2.21%
Expected Lives	2.76 yrs	2.56 yrs	2.82 yrs

The dividend yield assumption is based on the Company’s current declared dividend as a percentage of the stock price. The expected volatility assumption for the current period is based on the Company’s historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, and (3) the annualized volatility of the price of the Company’s stock since the late 1980’s. The expected volatility used by the Company in the prior periods presented was based on the annualized volatility of the price of the Company’s stock since the late 1980’s. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at each point in time the options are valued. The expected lives assumption is based on the difference between the option’s vesting date plus 90 days (the average exercise period) and the date of the current reporting period.

A summary of option activity of the Company's fixed stock option plan under which awards are granted to its independent contractor Financial Advisors for the year ended September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options For	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at October 1, 2005	1,772,967	$14.69	-	-
Granted	427,538	21.40	-	-
Exercised	(441,552)	13.41	-	-
Canceled	(69,403)	16.67	-	-
Expired	(2,225)	16.88	-	-
Outstanding at September 30, 2006	1,687,325	$16.64	3.04	$21,262,456
Exercisable at September 30, 2006	112,775	$15.49	0.25	$1,550,578

As of September 30, 2006, there was $8.1 million of total unrecognized compensation cost related to unvested stock options granted to its independent contractor Financial Advisors based on estimated fair value at that date. These costs are expected to be recognized over a weighted average period of approximately three years. The weighted average grant date fair value of stock options granted under this plan during the years ended September 30, 2006, September 30, 2005 and September 24, 2004 was $11.87 per share, $9.51 per share and $5.72 per share, respectively. The total intrinsic value of stock options exercised for this plan during the years ended September 30, 2006, September 30, 2005 and September 24, 2004 was $5.6 million, $2.7 million and $1.1 million, respectively. The total estimated fair value of stock options vested for this plan during the years ended September 30, 2006, September 30, 2005 and September 24, 2004 was $4.1 million, $3.5 million and $1.1 million, respectively.

Cash received from stock option exercises for this plan for the year ended September 30, 2006 was $5.9 million. The actual tax benefit realized for the tax deductions from option exercise of awards to its independent contractor Financial Advisors was $2.1 million for the year ended September 30, 2006.

NOTE 19 - REGULATIONS AND CAPITAL REQUIREMENTS:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the New York Stock Exchange (“NYSE”), is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not to exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, RJFS and Heritage Fund Distributors, Inc. (“HFD”) have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at September 30, 2006 and September 30, 2005 was as follows:

	September 30,	September 30,
	2006	2005
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate Debit Items	27.58%	27.8%
Net capital	$ 369,443	$ 372,615
Less: required net capital	(26,793)	(26,804)
Excess net capital	$ 342,650	$ 345,811

At September 30, 2006 and September 30, 2005, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at September 30, 2006 and September 30, 2005 was as follows:

	September 30,	September 30,
	2006	2005
Raymond James Financial Services, Inc.:	(in 000's)
(alternative method elected)
Net capital	$ 41,200	$ 41,851
Less: required net capital	(250)	(250)
Excess net capital	$ 40,950	$ 41,601

At September 30, 2006, HFD had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of HFD at September 30, 2006 was as follows:

September 30,
2006
Heritage Fund Distributors, Inc.	(in 000’s)
(alternative method elected)
Net capital	$ 1,669
Less: required net capital	(250)
Excess net capital	$ 1,419

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 at September 30, 2006 or September 30, 2005.

The Risk Adjusted Capital of RJ Ltd. was CDN $42,841,000 and CDN $25,482,000 September 30, 2006 and September 30, 2005, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of September 30, 2006 RJBank meets all capital adequacy requirements to which it is subject.

As of September 30, 2006, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJBank's capitalization.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of September 30, 2006:
Total capital (to risk-weighted assets)	$ 219,339	12.0%	$146,716	8.0%	$183,396	10.0%
Tier I capital (to risk-weighted assets)	196,415	10.7%	73,358	4.0%	110,037	6.0%
Tier I capital (to average assets)	196,415	6.4%	122,975	4.0%	153,719	5.0%

As of September 30, 2005:
Total capital (to risk-weighted assets)	$ 173,466	24.9%	$55,685	8.0%	$69,606	10.0%
Tier I capital (to risk-weighted assets)	165,873	23.8%	27,842	4.0%	41,764	6.0%
Tier I capital (to average assets)	165,873	12.6%	52,628	4.0%	65,785	5.0%

NOTE 20 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

In the normal course of business, the Company purchases and sells securities as either principal or agent on behalf of its clients. If either the client or counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security or futures contract is different from the contract value of the transaction.

The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed and securities loaned was $1,034,563,000 and $1,197,215,000, respectively, at September 30, 2006 and $1,049,897,000 and $1,081,328,000, respectively, at September 30, 2005. The contract value of securities borrowed and securities loaned was $1,068,102,000 and $1,235,104,000, respectively, at September 30, 2006 and $1,079,849,000 and $1,115,595,000, respectively, at September 30, 2005. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

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

The Company has sold securities that it does not currently own, and will therefore, be obligated to purchase such securities at a future date. The Company has recorded $94 million and $135 million at September 30, 2006 and September 30, 2005, respectively, which represents the market value of the related securities at such dates. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year end. The Company utilizes short government obligations and equity securities to economically hedge long proprietary inventory positions. At September 30, 2006, the Company had $31,636,000 in short government obligations, $34,023,000 in short agency securities and $19,068,000 in short equity securities, which represented hedge positions. At September 30, 2005, the Company had $99,549,000 in short government obligations and $30,256,000 in short equity securities which represented hedge positions.

The Company enters into security transactions involving forward settlement. The Company has recorded transactions with contract values of $2,304,629,000 and $1,623,208,000 and market values of $2,297,824,000 and $1,612,514,000 as of September 30, 2006 and September 30, 2005, respectively. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Company's exposure to market risk is determined by a number of factors, including the duration, size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

The majority of the Company's transactions, and consequently, the concentration of its credit exposure is with clients, broker-dealers and other financial institutions in the U.S. These activities primarily involve collateralized arrangements and may result in credit exposure in the event that the counterparty fails to meet its contractual obligations. The Company's exposure to credit risk can be directly impacted by volatile securities markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties' financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.

NOTE 21 - EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share (in 000’s, except per share amounts):

	Year Ended
	September 30,	September 30,	September 24,
	2006	2005	2004

Net income	$ 214,342	$ 151,046	$ 127,575

Weighted average common shares outstanding during the period*	112,614	110,217	110,093

Dilutive effect of stock options and awards (1)*	3,124	2,831	1,510

Weighted average diluted common shares (1)*	115,738	113,048	111,603

Net income per share - basic*	$ 1.90	$ 1.37	$ 1.16

Net income per share - diluted (1)*	$ 1.85	$ 1.33	$ 1.14

Securities excluded from weighted average common shares because their effect would be antidilutive*	0	108	1,620

*	Gives effect to the three-for-two stock split paid on March 22, 2006.
(1)
Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock options, units and awards.

NOTE 22 - SEGMENT ANALYSIS:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

The Private Client Group segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the U.S., Canada and the United Kingdom. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients. The segment includes net interest earnings on client margin loans and cash balances. Additionally, this segment includes the correspondent clearing services that the Company provides to other broker-dealer firms.

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

The Other segment includes various investment and corporate activities of the Company.

In fiscal year 2005, the Company adopted EITF No. 04-10, “Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds”. As a result of the adoption of this EITF, three segments were segregated from the previously reported Other segment: Emerging Markets, Stock Loan/Borrow, and Other. Reclassifications have been made in the segment disclosure for fiscal year 2004 to conform to this presentation.

Information concerning operations in these segments of business is as follows (in 000's):

	Year ended
	September 30,	September 30,	September 24,
	2006	2005	2004
	(000's)
Revenues:
Private Client Group	$ 1,679,813	$ 1,397,578	$ 1,202,368
Capital Markets	487,419	455,151	400,787
Asset Management	200,124	171,916	148,160
RJBank	114,692	45,448	28,104
Emerging Markets	55,263	38,768	27,675
Stock Loan/Borrow	59,947	31,876	16,372
Other	35,499	16,260	6,310
Total	$ 2,632,757	$ 2,156,997	$ 1,829,776

Income Before Provision for Income Taxes:
Private Client Group	$ 168,519	$ 102,245	$ 107,122
Capital Markets	78,221	77,333	57,910
Asset Management	48,095	40,841	27,875
RJBank	16,003	14,204	8,824
Emerging Markets	2,857	5,927	4,304
Stock Loan/Borrow	8,001	5,962	2,135
Other	20,370	1,459	(4,049)
Pre- Tax Income	$ 342,066	$ 247,971	$ 204,121

The following table presents the Company's total assets on a segment basis:

	September 30,	September 30,
	2006	2005
	(000's)
Total Assets:
Private Client Group *	$ 5,370,018	$ 4,538,535
Capital Markets **	1,369,479	1,032,815
Asset Management	76,684	74,418
RJBank	3,120,840	1,327,675
Emerging Markets	58,950	91,550
Stock Loan/Borrow	1,250,857	1,147,314
Other	269,822	156,949
Total	$ 11,516,650	$ 8,369,256

*	Includes $46 million of goodwill allocated pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets".
**	Includes $17 million of goodwill allocated pursuant to SFAS No. 142.

The Company has operations in the U.S., Canada, Europe and joint ventures in India, Turkey, Argentina and Uruguay. Substantially all long-lived assets are located in the U.S. The following table represents revenue by country for the years indicated (in 000’s).

	Year ended
	September 30,	September 30,	September 24,
	2006	2005	2004
	(000's)
Revenues:
United States	$ 2,309,697	$ 1,912,577	$ 1,651,474
Canada	222,365	162,525	115,880
Europe	52,489	46,432	39,890
Other	48,206	35,463	22,532
Total	$ 2,632,757	$ 2,156,997	$ 1,829,776

The Company has $10.4 million invested in emerging market joint ventures, which carry greater risk than amounts invested in developed markets.

NOTE 23 - REVISION TO 2005 AND 2004 CONSOLIDATED STATEMENTS OF CASH FLOWS:

Certain amounts in the Company’s 2005 and 2004 Consolidated Statements of Cash Flows related to variable interest entities have been reclassified between operating, investing and financing activities to comply with SFAS No. 95, “Statement of Cash Flows”.

The Company’s previous presentation was to classify the cash flows from debt financing activities of the variable interest entities related to investments in real estate partnerships which it consolidates (see Note 6 of the Notes to Consolidated Financial Statements for further information) as financing activities. The cash flows pertaining to the remaining activities of these variable interest entities, including equity contributions to these entities by unrelated investor members, were classified as operating activities. However, upon further review of the application of SFAS No. 95 to the activities of these variable interest entities, the Company deemed the following cash flow reclassifications were appropriate (see table below).

For the year ended September 30, 2005, $75.9 million of cash previously classified as used in operating activities was reclassified to investing activities to reflect the cash flow used for investments in real estate partnerships held by variable interest entities. Approximately $46.3 million of cash used in financing activities was reclassified to investing activities to reflect the cash flow used for loans made to unrelated investor members in real estate related variable interest entities. Minority interest of $32.1 million related to the capital contributed by outside investors to variable interest entities in real estate partnerships was reclassified from operating activities to financing activities. Cash acquired of $20.8 million related to the Company’s initial consolidation of variable interest entities related to investments in real estate partnerships was also reclassified from operating activities to a separate line item. In addition, non-cash assets of $43.2 million and non-cash loans payable of $19.7 million were added upon the initial consolidation of these variable interest entities.

For the year ended September 24, 2004, $22.6 million of cash previously classified as used in operating activities was reclassified to investing activities to reflect the cash flow used for investments in real estate partnerships held by variable interest entities. Minority interest of $4.0 million related to the capital contributed by outside investors to variable interest entities in real estate partnerships was reclassified from operating activities to financing activities.

The Company also reclassified certain amounts related to repurchase agreements used for trading purposes from cash and cash equivalents to securities purchased under agreements to resell on its 2005 and 2004 Consolidated Statements of Financial Condition and related cash flow activity on its 2005 and 2004 Consolidated Statements of Cash Flows (see table below).

A summary of the effects of the reclassifications are as follows (in 000’s):

	For the Years Ended
	September 30, 2005	September 24, 2004

Net cash provided by (used in) operating activities as previously reported	$ 434,050	$ (94,113)
Reclassification related to increase in securities purchased under agreements to resell	(71,141)	(19,617)
Reclassification related to minority interest	4,210	(4,724)
Reclassifications related to variable interest entities	42,799	18,578
Net cash provided by (used in) operating activities as adjusted	$ 409,918	$ (99,876)

Net cash used in investing activities as previously reported	$ (323,328)	$ (116,043)
Reclassifications related to variable interest entities	(122,253)	(22,569)
Net cash used in investing activities as adjusted	$ (445,581)	$ (138,612)

Net cash provided by (used in) financing activities as previously reported	$ 354,408	$ (1,044)
Reclassification related to minority interest	(4,210)	4,724
Reclassifications related to variable interest entities	58,603	3,991
Net cash provided by financing activities as adjusted	$ 408,801	$ 7,671

The effect of these reclassifications on the Company’s previously reported annual consolidated financial statements was not material. These reclassifications had no effect on net income.

*****
QUARTERLY FINANCIAL INFORMATION
(unaudited)

2006	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In 000's, except per share data)

Revenues	$ 575,347	$ 656,818	$ 711,357	$ 689,235
Net Revenues	526,536	592,802	629,668	587,081
Non-Interest expenses	455,716	501,538	535,339	509,587
Income before income taxes	71,335	95,310	96,502	78,919
Net income	45,109	61,531	56,774	50,928
Net income per share - basic(1)	.41	.54	.50	.45
Net income per share - diluted(1)	.40	.53	.48	.44
Dividends declared per share(1)	.08	.08	.08	.08

2005	1st Qtr.	2nd Qtr.	3rd Qtr.		4th Qtr.
	(In 000's, except per share data)

Revenues	$ 524,377	$ 512,327	$ 526,362		$ 593,931
Net Revenues	498,985	483,118	493,544		563,561
Non-Interest expenses	432,591	428,609	437,859	(2)	494,696
Income before income taxes	64,805	58,129	51,476		73,561
Net income	39,243	34,697	32,382		44,724
Net income per share - basic(1) (3)	.35	.31	.29		.40
Net income per share - diluted(1)	.35	.30	.29		.39
Dividends declared per share(1) (3)	.05	.05	.05		.05

(1)	Adjusted for three-for-two stock split paid on March 22, 2006.
(2)	Due to a reclassification of minority interest this amount is not the previously reported amount for the quarter.
(3)	Due to rounding the quarterly results do not add to the total for the year.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2006. KPMG LLP has audited this assessment of the Company’s internal control over financial reporting; their report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of September 30, 2006, is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Raymond James Financial, Inc.:

We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Raymond James Financial, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Raymond James Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Raymond James Financial, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Raymond James Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2006, and our report dated December 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Tampa, Florida
December 14, 2006
Certified Public Accountants

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (including its significant subsidiaries) who are not Directors of the registrant are as follows:

Jennifer C. Ackart	42	Controller and Chief Accounting Officer

Richard G. Averitt, III	61	Chairman and CEO - Raymond James Financial Services, Inc.

George Catanese	47	Senior Vice President and Chief Risk Officer

Tim Eitel	57	Chief Information Officer - Raymond James & Associates

Jeffrey P. Julien	50	Senior Vice President - Finance and Chief Financial Officer, Director and/or officer of several RJF subsidiaries

Paul L. Matecki	51	General Counsel, Director of Compliance - RJF

Richard K. Riess	57	Executive Vice President - RJF,
		CEO and Director of both Eagle and Heritage

Van C. Sayler	51	Senior Vice President - Fixed Income, Raymond James & Associates

Thomas R. Tremaine	50	Executive Vice President - Operations and Administration, Raymond James & Associates

Jeffrey E. Trocin	47	Executive Vice President - Equity Capital Markets, Raymond James & Associates

Dennis W. Zank	52	President - Raymond James & Associates

The information required by Item 10 relating to Directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the 2007 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 11, 2007.

ITEMS 11, 12, 13 AND 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant's definitive proxy statement for the 2007 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 11, 2007.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Exhibit Number	Description
3(i).1
Amended and restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State Florida on March 21, 2001, incorporated by reference to Exhibit 3.1 as filed with Form 10-K on December 21, 2001.

3(i).2	Articles of Amendment to Articles of Incorporation of Raymond James Financial, Inc., incorporated by reference to Exhibit 3 as filed with Form 10-Q on May 4, 2005.

3(ii).1
Amended and Restated By-Laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on May 25, 2006, incorporated by reference to Exhibit 3(ii) as filed with Form 10-Q on August 9, 2006.

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

10.8.1*
The 2005 Raymond James Financial, Inc. Restricted Stock Plan effective February 17, 2005, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-125214, filed May 25, 2005.

10.8.2*	First Amendment to 2005 Raymond James Financial, Inc. Restricted Stock Plan as filed with Form 8-K on February 21, 2006.

10.9.1	Amended and Restated Revolving Credit Agreement for $200 million dated as of October 13, 2005, incorporated by reference to Exhibit 10.9 as filed with Form 10-K on December 14, 2005.

10.9.2	Amendment No. 1 and Waiver to Amended and Restated Revolving Credit Agreement, dated as of October 11, 2006, filed herewith.

10.10*	Raymond James Financial, Inc. Amended Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10 as filed with Form 10-Q on February 9, 2006.

10.11*	Amended and Restated Raymond James Financial Long Term Incentive Plan, filed herewith.

11	Computation of Earnings per Share is set forth in Note 21 of the Notes to the Consolidated Financial Statements in this Form 10-K.

14	Code of Ethics for Senior Financial Officers, incorporated by reference to Exhibit 10.18 as filed with Form 10-K on December 8, 2004.

21	List of Subsidiaries, filed herewith.

23	Consent of Independent Auditors, filed herewith.

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99(i).1	Charter of the Audit Committee of the Board of Directors as revised on November 28, 2006, filed herewith.

99(i).2	Charter of the Corporate Governance, Nominating and Compensation Committee as revised on November 28, 2006, filed herewith.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 14th day of December, 2006.

RAYMOND JAMES FINANCIAL, INC.
By /s/ THOMAS A. JAMES
Thomas A. James, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. JAMES	Chairman and Chief	December 14, 2006
Thomas A. James	Executive Officer, Director

/s/ CHET B. HELCK	President and Chief Operating Officer, Director	December 14, 2006
Chet B. Helck

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	December 14, 2006
Francis S. Godbold

/s/ JEFFREY P. JULIEN	Senior Vice President - Finance	December 14, 2006
Jeffrey P. Julien	and Chief Financial Officer

/s/ JENNIFER C. ACKART	Controller and Chief Accounting Officer	December 14, 2006
Jennifer C. Ackart

/s/ ANGELA M. BIEVER	Director	December 14, 2006
Angela M. Biever

/s/ H. WILLIAM HABERMEYER	Director	December 14, 2006
H. William Habermeyer

/s/ PAUL W. MARSHALL	Director	December 14, 2006
Paul W. Marshall

/s/ PAUL C. REILLY	Director	December 14, 2006
Paul C. Reilly

/s/ KENNETH A. SHIELDS	Director	December 14, 2006
Kenneth A. Shields

/s/ HARDWICK SIMMONS	Director	December 14, 2006
Hardwick Simmons