Form 10-Q
period 2006-12-31
RAYMOND JAMES FINANCIAL INC
filed 2007-02-09
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

118,646,428 shares of Common Stock as of February 6, 2007

Index
                                PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	December 31,	September 30,
	2006	2006
	(in thousands)
Assets:
Cash and cash equivalents	$ 565,046	$ 641,691
Assets segregated pursuant to federal regulations	3,675,560	3,189,900
Securities purchased under agreements to resell	520,661	776,863
Securities owned:
Trading securities, at fair value	720,784	485,771
Available for sale securities, at fair value	336,004	280,580
Other investments, at fair value	79,074	66,726
Receivables:
Brokerage clients, net	1,571,350	1,504,607
Stock borrowed	877,711	1,068,102
Bank loans, net	2,688,863	2,262,832
Brokers-dealers and clearing organizations	172,898	210,443
Other	269,079	290,294
Investments in real estate partnerships- held by variable interest entities	210,969	227,963
Property and equipment, net	148,942	142,780
Deferred income taxes, net	92,765	94,957
Deposits with clearing organizations	31,102	30,780
Goodwill	62,575	62,575
Investment in leveraged leases, net	10,647	10,882
Prepaid expenses and other assets	242,147	168,904

	$12,276,177	$ 11,516,650
Liabilities and Shareholders' Equity:
Loans payable	$ 408,092	$ 141,638
Loans payable related to investments by variable interest entities in real estate partnerships	140,475	193,647
Payables:
Brokerage clients	5,044,397	4,552,227
Stock loaned	958,250	1,235,104
Bank deposits	3,066,724	2,806,880
Brokers-dealers and clearing organizations	164,635	79,646
Trade and other	125,361	138,091
Trading securities sold but not yet purchased, at fair value	176,324	94,009
Securities sold under agreements to repurchase	172,363	301,110
Accrued compensation, commissions and benefits	230,290	321,224
Income taxes payable	45,195	34,294

	10,532,106	9,897,870

Minority interests	215,174	154,911

Shareholders' equity:
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common stock; $.01 par value; authorized 180,000,000 shares; issued 119,048,337 at
December 31, 2006 and 117,655,883 at September 30, 2006	1,160	1,150
Shares exchangeable into common stock; 362,197
at December 31, 2006 and September 30, 2006	4,649	4,649
Additional paid-in capital	221,928	205,198
Retained earnings	1,306,016	1,258,446
Accumulated other comprehensive income	9,422	12,095
	1,543,175	1,481,538
Less: 974,153 and 1,270,015 common shares in treasury, at cost	14,278	17,669
	1,528,897	1,463,869
	$12,276,177	$11,516,650

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended
	December 31,	December 31,
	2006	2005
Revenues:
Securities commissions and fees	$ 400,865	$ 366,476
Investment banking	41,839	29,714
Investment advisory fees	50,136	42,746
Interest	158,224	88,050
Net trading profits	6,293	5,857
Financial service fees	29,966	23,052
Other	22,306	19,452

Total revenues	709,629	575,347

Interest expense	105,729	48,811
Net revenues	603,900	526,536

Non-Interest Expenses:
Compensation, commissions and benefits	408,509	366,619
Communications and information processing	25,974	24,596
Occupancy and equipment costs	20,150	17,402
Clearance and floor brokerage	7,536	5,766
Business development	21,762	17,131
Investment advisory fees	11,066	6,484
Other	18,112	17,718
Total non-interest expenses	513,109	455,716

Income before minority interest and provision for income taxes	90,791	70,820

Minority interest	(2,975)	(515)

Income before provision for income taxes	93,766	71,335

Provision for income taxes	34,371	26,226

Net income	$ 59,395	$ 45,109

Net income per share-basic	$ 0.52	$ 0.41
Net income per share-diluted	$ 0.50	$ 0.40
Weighted average common shares
outstanding-basic*	114,339	111,501
Weighted average common and common
equivalent shares outstanding-diluted*	117,893	113,636

Cash dividend declared per common share*	$ 0.10	$ 0.08

Net income	$ 59,395	$ 45,109
Other Comprehensive Income:
Net unrealized gain (loss) on available
for sale securities, net of tax	85	(86)
Net unrealized gain on interest rate swaps
accounted for as cash flow hedges, net of tax	-	34
Net change in currency translations	(2,758)	(71)
Total comprehensive income	$ 56,722	$ 44,986
* All share amounts have been adjusted for the March 22, 2006 3-for-2 stock split. See accompanying Notes to Condensed Consolidated Financial Statements.

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
(continued on next page)
	Three Months Ended
	December 31,	December 31,
	2006	2005
Cash Flows from operating activities:
Net income	$ 59,395	$ 45,109
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	5,294	4,378
Excess tax benefits from stock-based payment arrangements	(969)	(733)
Deferred income taxes	2,192	5,055
Unrealized gains, premium and discount amortization
on available for sale securities and other securities	212	159
Loss on sale of property and equipment	17	636
Provision for loan loss, legal proceedings, bad debts and other accruals	6,198	6,244
Stock-based compensation expense	10,568	5,155
Minority interest	(2,975)	(515)

(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(485,660)	(716,342)
Receivables:
Brokerage clients, net	(66,646)	15,145
Stock borrowed	190,391	134,091
Brokers-dealers and clearing organizations	37,545	(37,183)
Other	(40,120)	(5,947)
Securities purchased under agreements to resell, net of securities sold under agreements to repurchase	(77,545)	73,556
Trading securities, net	(152,698)	(143,209)
Prepaid expenses and other assets	3,198	(25,648)

Increase (decrease) in operating liabilities:
Payables:
Brokerage clients	492,170	664,016
Stock loaned	(276,854)	(25,233)
Brokers-dealers and clearing organizations	84,989	(59,500)
Trade and other	6,416	18,128
Accrued compensation, commissions and benefits	(93,332)	(95,443)
Income taxes payable	10,847	7,806

Net cash used in operating activities	(287,367)	(130,275)
See accompanying Notes to Condensed Consolidated Financial Statements.

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
(continued from previous page)
	Three Months Ended
	December 31,	December 31,
	2006	2005

Cash Flows from investing activities:
Additions to property and equipment, net	(11,738)	(10,875)
Loan originations and purchases	(803,875)	(443,955)
Loan repayments	373,633	172,362
Purchases of other investments	(12,348)	(64,127)
Investments in real estate partnerships-held by variable
interest entities	(7,900)	(23,156)
Repayments of loans by investor members of variable interest entities related to investments in real estate partnerships	2,356	4,037
Securities purchased under agreements to resell, net	205,000	-
Purchases of available for sale securities	(80,226)	(2,308)
Available for sale securities maturations and repayments	24,745	18,460

Net cash used in investing activities	(310,353)	(349,562)

Cash Flows from financing activities:
Proceeds from borrowed funds, net	284,600	151,102
Repayments of mortgage and borrowings, net	(18,146)	(5,974)
Proceeds from borrowed funds related to investments by variable interest entities in real estate partnerships	1,846	1,074
Repayments of borrowed funds related to investments by variable interest entities in real estate partnerships	(7,445)	(1,400)
Proceeds from capital contributed to variable interest entities related to investments in real estate partnerships	18,359	27,824
Minority interest	(19,920)	(14,222)
Exercise of stock options and employee stock purchases	13,247	11,941
Increase in bank deposits	259,844	22,512
Purchase of treasury stock	(1,350)	(128)
Cash dividends on common stock	(11,825)	(9,314)
Excess tax benefits from stock-based payment arrangements	969	733

Net cash provided by financing activities	520,179	184,148

Currency adjustment:
Effect of exchange rate changes on cash	(2,758)	(71)
Net decrease in cash and cash equivalents	(80,299)	(295,760)
Cash reduced by deconsolidation of variable interest entity related to investments in real estate partnerships	(291)	-
Cash resulting from consolidation of limited partnerships	3,945	-
Cash and cash equivalents at beginning of period	641,691	881,133

Cash and cash equivalents at end of period	$ 565,046	$ 585,373

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 102,877	$ 48,317
Cash paid for taxes	$ 19,331	$ 12,935
See accompanying Notes to Condensed Consolidated Financial Statements.

Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2006

Note 1 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Raymond James Financial, Inc. (“RJF”) and its consolidated subsidiaries that are generally controlled through a majority voting interest. RJF is a holding company headquartered in Florida whose subsidiaries are engaged in various financial service businesses; as used herein, the term “the Company” refers to RJF and/or one or more of its subsidiaries. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company also consolidates any variable interest entities (“VIEs”) for which it is the primary beneficiary. Additional information is provided in Note 5. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

During the three months ended December 31, 2006, the Company adopted Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” for partnerships created before and not subsequently modified after June 29, 2005. As a result, the Company consolidated three partnerships during the three months ended December 31, 2006. As of December 31, 2006, these partnerships had assets of approximately $81.1 million.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted. Pursuant to GAAP, these unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to the unaudited condensed consolidated financial statements of the prior period to conform to the current period presentation.

The Company’s quarters end on the last day of each calendar quarter.

Note 2 - Effects of Recently Issued Accounting Standards, Not Yet Adopted:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its consolidated financial statements for the fiscal year ending September 30, 2008.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements for the fiscal year ending September 30, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have a material impact on the consolidated financial statements of the Company.

Note 3 - Trading Securities and Trading Securities Sold But Not Yet Purchased:

	December 31, 2006		September 30, 2006
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)

Marketable:
Municipal obligations	$ 290,673	$ -	$ 192,028	$ 5
Corporate obligations	172,606	5	134,431	968
Government obligations	101,052	95,357	37,793	31,636
Agencies	88,929	41,989	68,380	34,023
Total debt securities	653,260	137,351	432,632	66,632

Derivative contracts	25,991	9,041	20,904	8,309
Equity securities	38,646	29,932	29,532	19,068
Other securities	2,887	-	2,703	-
Total	$720,784	$176,324	$485,771	$94,009

Mortgage-backed securities of $111.5 million and $77.1 million at December 31, 2006 and September 30, 2006, respectively, are included in Corporate obligations and Agencies in the table above. Mortgage-backed securities sold but not yet purchased of $42 million and $34 million at December 31, 2006 and September 30, 2006, respectively, are included in Agencies in the table above.

Note 4 - Available For Sale Securities:

Available for sale securities are comprised primarily of collateralized mortgage obligations, mortgage related debt, and certain equity securities of the Company's non-broker-dealer subsidiaries, principally Raymond James Bank, F.S.B. (“RJBank”). There were no proceeds from the sale of securities available for sale for the three months ended December 31, 2006 and 2005.

The amortized cost and estimated market values of securities available for sale at December 31, 2006 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(in 000's)

Agency collateralized mortgage obligations	$ 196,829	$ 654	$ (20)	$ 197,463
Non-agency collateralized mortgage obligations	137,179	295	(168)	137,306
Other	1,205	30	-	1,235
	$ 335,213	$ 979	$ (188)	$ 336,004

The amortized cost and estimated market values of securities available for sale at September 30, 2006 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(in 000's)

Agency collateralized mortgage obligations	$ 140,888	$ 461	$ (27)	$ 141,322
Non-agency collateralized mortgage obligations	137,753	330	(156)	137,927
Other	1,306	26	(1)	1,331
	$ 279,947	$ 817	$ (184)	$ 280,580

Note 5 - Variable Interest Entities (“VIEs”):

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

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $19.7 million at December 31, 2006. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. At December 31, 2006 that exposure is approximately $8.7 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. CSS is currently funded by capital contributions from its owners. CSS had assets of $3.9 million at December 31, 2006. As of December 31, 2006, the Company owns approximately 42% of CSS. The Company's exposure to loss is limited to its capital contributions. The Company is not the primary beneficiary of CSS and accounts for its investment using the equity method of accounting.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 44 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits. As of December 31, 2006, 42 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 1%.

RJTCF has concluded that it is the primary beneficiary in approximately one quarter of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $271.9 million at December 31, 2006. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its investments in and advances to these funds and at December 31, 2006, that exposure is approximately $11.3 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate these funds. The Company's exposure to loss is limited to its investments in and advances to those funds and at December 31, 2006, that exposure is approximately $24.5 million.

The two remaining tax credit housing funds that have been determined not to be VIEs are wholly owned by RJTCF and are included in the Company’s consolidated financial statements. As of December 31, 2006, only one of these funds had any material activity. This fund typically holds interests in certain tax credit limited partnerships for less than 90-days and has assets of approximately $8.6 million at December 31, 2006.

As of December 31, 2006, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. The Company is not the primary beneficiary of these partnerships and accordingly the Company does not consolidate these partnerships. These partnerships have assets of approximately $23 million at December 31, 2006. The Company's exposure to loss is limited to its capital contributions. The carrying value of the Company's investment in these partnerships is not material at December 31, 2006.

One of the Company’s restricted stock plans is associated with a trust fund which was established through the Company’s wholly owned Canadian subsidiary. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. For financial statement purposes, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $6.5 million at December 31, 2006. None of those assets are specifically pledged as collateral for any obligations of the trust fund. The Company's exposure to loss is limited to its contributions to the trust fund and at December 31, 2006, that exposure is approximately $6.5 million.

Note 6 - Bank Loans, Net and Deposits:

Bank Loans, Net

Bank client receivables are primarily comprised of loans originated or purchased by RJBank and include commercial and residential mortgage loans, as well as consumer loans. These receivables are collateralized by first or second mortgages on residential property, real property, or assets of the borrower. The following table provides a summary of RJBank's loans receivable at December 31, 2006 and September 30, 2006:

	December 31,	September 30,
	2006	2006
	(in 000's)

Residential mortgage loans	$ 1,472,282	$ 1,322,911
Commercial loans	1,240,439	960,977
Consumer loans	4,029	1,917
	2,716,750	2,285,805

Allowance for loan losses	(22,911)	(18,694)
Unearned income, net of deferred expenses	(4,976)	(4,279)

	$ 2,688,863	$ 2,262,832

Bank Deposits

Bank deposits include demand deposits, savings accounts and certificates of deposit. The following table presents a summary of bank deposits at December 31, 2006 and September 30, 2006:

	December 31,		September 30,
	2006		2006
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in 000's)

Bank deposits:
Demand deposits - interest bearing	$ 7,408	1.97%	$ 6,088	1.95%
Demand deposits - non-interest bearing	2,400	-	2,538	-
Savings and money market accounts	2,814,713	4.60%	2,542,894	4.59%
Certificates of deposit (1)	242,203	4.58%	255,360	4.49%
Total bank deposits	$3,066,724	4.59%	$2,806,880	4.57%

(1)	Certificates of deposit in amounts of $100,000 or more at December 31, 2006 and September 30, 2006 were $69,216,937 and $72,067,000, respectively.

Certificates of deposit issued have remaining maturities at December 31, 2006 and September 30, 2006, as follows:

	December 31,	September 30,
	2006	2006
	(in 000's):

One year or less	$115,517	$125,622
One to two years	48,285	50,427
Two to three years	40,188	36,306
Three to four years	19,807	24,885
Four to five years and thereafter	18,406	18,120
Total	$242,203	$255,360

Note 7 - Borrowings:

Loans payable at December 31, 2006 and September 30, 2006 are presented below:

	December 31, 2006	September 30, 2006
	(in 000's)
Short-term Borrowings:
Borrowings on lines of credit (1)	$ 290,125	$ 13,040
Current portion of mortgage notes payable	2,783	2,746
Total short-term borrowings	292,908	15,786

Long-term Borrowings:
Mortgage notes payable (2)	65,184	65,852
Federal Home Loan Bank advances (3)	50,000	60,000
Total long-term borrowings	115,184	125,852

Total loans payable	$ 408,092	$ 141,638

(1)
The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At December 31, 2006, the aggregate domestic lines were $710.1 million and CDN $40 million, respectively. The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. For the three months ended December 31, 2006, interest rates on the lines of credit ranged from 4.5% to 6.52%. For the three months ended December 31, 2005, interest rates on the lines of credit ranged from 4.25% to 5.82%. In addition, the Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: four in Turkey totaling $22.5 million and one in Argentina for $3 million. At December 31, 2006 the aggregate unsecured settlement lines of credit available were $78 million, and there was an outstanding balance of approximately $1.8 million. The interest rates for these lines of credit ranged from 9% to 21%.

(2)
Mortgage notes payable is comprised of a mortgage loan for the financing of the Company's home office complex and a note for the financing of the office for a foreign joint venture. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $73 million at December 31, 2006. The foreign joint venture note bears interest at 8.25% and is secured by the building.

(3)
RJBank has $50 million in FHLB advances outstanding at December 31, 2006, which are comprised of long-term, fixed rate advances. The long-term, fixed rate advances bear interest at rates ranging from 4.82% to 5.67%. The outstanding FHLB advances mature between May 2008 and February 2011. These advances are secured by a blanket lien on RJBank's residential loan portfolio granted to FHLB at December 31, 2006. The FHLB has the right to convert advances totaling $40 million and $50 million at December 31, 2006 and September 30, 2006, respectively, to a floating rate at one or more future dates. RJBank has the right to prepay these advances without penalty if the FHLB exercises its right.

Note 8 - Stock Based Compensation:

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s share-based employee and outside director compensation plans are described more fully in Note 17 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. The Company’s net income for the three months ended December 31, 2006 and 2005 includes $7.8 million and $4.6 million, respectively, of compensation costs and $2.1 million and $1.2 million, respectively of income tax benefits related to the Company’s share-based plans available for awards to employees and members of its Board of Directors.

During the three months ended December 31, 2006, the Company granted 219,500 stock options, 841,641 shares of restricted stock and 60,959 restricted stock units to employees under its stock-based employee compensation plans. No share-based payment awards were made to outside directors during the three months ended December 31, 2006.

The weighted-average grant-date fair value of stock options granted to employees during the three months ended December 31, 2006 was $9.38 per share. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $13.2 million as of December 31, 2006, and will be recognized as expense over a weighted-average period of approximately three years.

The weighted-average grant-date fair value of restricted stock granted to employees during the three months ended December 31, 2006 was $30.67 per share. Pre-tax unrecognized compensation expense for unvested restricted stock granted to employees, net of estimated forfeitures, was $55 million as of December 31, 2006, and will be recognized as expense over a weighted-average period of approximately 3.29 years.

The weighted-average grant-date fair value of restricted stock units granted to employees during the three months ended December 31, 2006 was $31.78 per share. Pre-tax unrecognized compensation expense for unvested restricted stock units granted to employees, net of estimated forfeitures, was $4.4 million as of December 31, 2006, and will be recognized as expense over a weighted-average period of approximately 2.13 years.

Under one of its non-qualified fixed stock option plans, the Company may grant stock options to its independent contractor Financial Advisors. In addition, the Company may grant restricted stock units or restricted shares of common stock to its independent contractor Financial Advisors under one of its restricted stock plans. The Company accounts for share-based awards to its independent contractor Financial Advisors in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006 for more information). The Company’s net income for the three months ended December 31, 2006 and 2005 includes $2.4 million and $0.4 million, respectively, of compensation costs and $0.9 million and $147,000, respectively of income tax benefits related to the Company’s share-based plans available for awards to its independent contractor Financial Advisors.

During the three months ended December 31, 2006, the Company granted 342,600 stock options and 13,300 shares of restricted stock to its independent contractor Financial Advisors.

The weighted-average grant-date fair value of stock options granted to independent contractor Financial Advisors during the three months ended December 31, 2006 was $8.87 per share. As of December 31, 2006, there was $10 million of total unrecognized pre-tax compensation cost related to unvested stock options granted to its independent contractor Financial Advisors based on estimated fair value at that date. These costs are expected to be recognized over a weighted average period of approximately 3.5 years.

The weighted-average grant-date fair value of restricted stock granted to independent contractor Financial Advisors during the three months ended December 31, 2006 was $31.78 per share. As of December 31, 2006, there was $0.4 million of total unrecognized pre-tax compensation cost related to unvested restricted shares granted to its independent contractor Financial Advisors based on estimated fair value at that date. These costs are expected to be recognized over a weighted average period of approximately 2.9 years.

Note 9 - Commitments and Contingencies:

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

Delta Airlines filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge in 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company had taken a $4 million pretax charge in 2004 to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the likely event of a material modification to the lease or foreclosure of the aircraft by the debt holders in fiscal 2007, certain tax payments of up to approximately $7.9 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings. Subsequent to December 31, 2006, the Company entered into an agreement in principle to sell its interest in the Delta transaction for $2 million, which is expected to be recognized as a pre-tax gain in the quarter ending March 31, 2007. Upon closing, the aforementioned tax payments will be triggered.

The Company also has a leveraged lease outstanding with Continental valued at $10.6 million as of December 31, 2006. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014.

Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company continues to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

RJBank has outstanding at any time a significant number of commitments to extend credit or purchase loans. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit, purchase loans and letters of credit outstanding is as follows:

	December 31, 2006	September 30, 2006
	(in 000's)

Standby letters of credit	$ 79,049	$ 55,193
Consumer lines of credit	23,994	25,772
Commercial lines of credit	906,886	760,253
Unfunded loan commitments - variable rate	270,989	264,663
Unfunded loan commitments - fixed rate	10,783	6,412

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of December 31, 2006, $79.0 million of such letters of credit were outstanding. Of the letters of credit outstanding, $78.9 million are underwritten as part of a larger corporate credit relationship. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the maximum potential future amount of any payments of amounts drawn down under the existing letters of credit.

At December 31, 2006 and September 30, 2006, no securities were pledged by RJBank as collateral with the FHLB for advances. In lieu of pledging securities as collateral for advances, RJBank provided the FHLB with a blanket lien against RJBank's entire portfolio of residential mortgage loans.

As of December 31, 2006, RJBank has entered into a $255 million reverse repurchase agreement with a single counterparty. Although RJBank is exposed to risk that this counterparty may not fulfill its contractual obligation, the risk of default is minimal due to the creditworthiness of the counterparty, collateral received and the short duration of this agreement.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract expires in 2016 and has a 4% annual escalator. Expenses of $736,000 and $707,000 were recognized in the three months ended December 31, 2006 and 2005.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments that were open at December 31, 2006 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At December 31, 2006 and September 30, 2006, the Company had client margin securities valued at $68.1 million and $65.2 million, respectively, on deposit with a clearing organization.

The Company has committed a total of $42.6 million, in amounts ranging from $200,000 to $2.0 million, to 40 different independent venture capital or private equity partnerships. As of December 31, 2006, the Company has invested $30 million of that amount and has received $26 million in distributions. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $11.7 million and has received $6.7 million in distributions as of December 31, 2006.

The Company is the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At December 31, 2006, the funds have unfunded commitments of $4.3 million.

At December 31, 2006, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of collateral (in 000's):
Securities purchased under agreements to resell	$ 261,580
Securities received in securities borrowed vs. cash transactions	878,296
Collateral received for margin loans	1,452,632
Total	$2,592,508

During the quarter certain collateral was repledged and at December 31, 2006, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company were:

Uses of collateral and trading securities (in 000's):
Securities purchased under agreements to resell	$ 261,580
Securities received in securities borrowed vs. cash transactions	849,693
Collateral received for margin loans	174,160
Total	$1,285,433

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

The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars. At December 31, 2006, the aggregate domestic lines were $710.1 million and total Canadian lines were CDN $40 million. The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee. RJBank has $50 million in FHLB advances outstanding at December 31, 2006, which are comprised of long-term, fixed rate advances. RJBank had $947 million in credit available from the FHLB at December 31, 2006.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: four in Turkey totaling $22.5 million and one in Argentina for $3 million. At December 31, 2006 the aggregate unsecured settlement lines of credit available were $78 million, and there was an outstanding balance of approximately $1.8 million. The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At December 31, 2006, there were no outstanding performance guarantees in Turkey or Argentina.

The Company guarantees the existing mortgage debt of RJA of approximately $66.9 million. The Company guarantees interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to or guarantee obligations of RJTCF of up to $100 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At December 31, 2006, cash funded to invest in either loans or investments in project partnerships was $43 million. In addition, at December 31, 2006, RJTCF is committed to additional future fundings of $18.9 million related to project partnerships that have not yet been sold to various tax credit funds.

The Company is a defendant or co-defendant in various lawsuits and arbitrations incidental to its securities business.  Like others in the retail securities industry, the Company experienced a significant increase in the number of claims seeking recovery due to portfolio losses in the early 2000's. During the past year, the number of claims has declined to more historic levels.

As previously reported, RJF and RJFS were defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. In July 2005, RJFS paid approximately $24 million in a settlement with approximately 380 claimants in this litigation, representing approximately two-thirds of the outstanding claims. In September 2006, RJFS settled with an additional 150 claimants for a lump sum of $18 million. These settlements effectively extinguish the Company’s liability with the exception of one remaining lawsuit in federal court involving one claimant family group.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately US$6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit. RJY is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish tax court. Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has made provision in its consolidated financial statements for its estimate of the reasonable potential exposure for this matter. As of December 31, 2006, RJY had total capital of approximately US$6.8 million, of which the Company owns approximately 73%.

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

Note 10 - Capital Transactions:

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended December 31, 2006:

	Number of	Average
Period	Shares Purchased (1)	Price Per Share

October 1, 2006 - October 31, 2006	2,149	$31.77
November 1, 2006 - November 30, 2006	842	30.92
December 1, 2006 - December 31, 2006	5,795	31.63
Total	8,786	$31.59

(1)
The Company does not have a formal stock repurchase plan. Shares are repurchased at the discretion of management pursuant to prior authorization from the Board of Directors. On May 20, 2004, the Board of Directors authorized purchases of up to $75 million. Since that date 400,300 shares have been repurchased for a total of $7.7 million, leaving $67.3 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock reaches or approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. During the three months ended December 31, 2006, the Company only purchased shares that were surrendered by employees as payment for option exercises.

Note 11 - Regulation and Capital Requirements:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Raymond James & Associates, Inc. (“RJA”), a member firm of the New York Stock Exchange (“NYSE”), is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not to exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, Raymond James Financial Services, Inc. (“RJFS”) and Heritage Fund Distributors, Inc. (“HFD”) have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at December 31, 2006 and September 30, 2006 was as follows:

	December 31,	September 30,
	2006	2006
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	23.62%	27.58%
Net capital	$ 330,412	$ 369,443
Less: required net capital	(27,974)	(26,793)
Excess net capital	$ 302,438	$ 342,650

At December 31, 2006 and September 30, 2006, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at December 31, 2006 and September 30, 2006 was as follows:

	December 31,	September 30,
	2006	2006
Raymond James Financial Services, Inc.:	(in 000's)
(alternative method elected)
Net capital	$ 35,691	$ 41,200
Less: required net capital	(250)	(250)
Excess net capital	$ 35,441	$ 40,950

At December 31, 2006, HFD had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of HFD at December 31, 2006 and September 30, 2006 was as follows:

	December 31,	September 30,
	2006	2006
Heritage Fund Distributors, Inc.	(in 000’s)
(alternative method elected)
Net capital	$ 6,979	$ 1,669
Less: required net capital	(250)	(250)
Excess net capital	$ 6,729	$ 1,419

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning Level 1 or Level 2 at December 31, 2006 or September 30, 2006.

The Risk Adjusted Capital of RJ Ltd. was CDN$33,761,000 and CDN$42,841,000 at December 31, 2006 and September 30, 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of December 31, 2006 and September 30, 2006, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJBank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of December 31, 2006:
Total capital (to
risk-weighted assets)	$ 252,621	11.6%	$ 173,904	8.0%	$ 217,380	10.0%
Tier I capital (to
risk-weighted assets)	225,448	10.4%	86,952	4.0%	130,428	6.0%
Tier I capital (to
adjusted assets)	225,448	6.7%	134,298	4.0%	167,873	5.0%

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of September 30, 2006:
Total capital (to
risk-weighted assets)	$ 219,339	12.0%	$146,716	8.0%	$183,396	10.0%
Tier I capital (to
risk-weighted assets)	196,415	10.7%	73,358	4.0%	110,037	6.0%
Tier I capital (to
average assets)	196,415	6.4%	122,975	4.0%	153,719	5.0%

Note 12 - Earnings Per Share:

The following table presents the computation of basic and diluted earnings per share (in 000’s, except per share amounts):

	Three Months Ended
	December 31,	December 31,
	2006	2005

Net income	$ 59,395	$ 45,109

Weighted average common shares
outstanding during the period*	114,339	111,501

Dilutive effect of stock options and awards (1)*	3,554	2,135

Weighted average diluted common
shares (1)*	117,893	113,636

Net income per share - basic*	$ 0.52	$ 0.41

Net income per share - diluted (1)*	$ 0.50	$ 0.40

Securities excluded from weighted average
common shares because their effect
would be antidulitive*	-	-

* Gives effect to the three-for-two stock split paid on March 22, 2006.

(1)
Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock options, units and awards.

Note 13 - Derivative Financial Instruments:

The Company uses interest rate swaps as well as futures contracts as part of its fixed income business. These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the statement of income for the period. Any collateral exchanged as part of the swap agreement is recorded in Broker Receivables and Payables in the consolidated statement of financial condition for the period. At December 31, 2006 and September 30, 2006, the Company had outstanding interest rate derivative contracts with notional amounts of $2.6 billion and $2.3 billion, respectively. The notional amount of a derivative contract does not change hands; it is simply used as a reference to calculate payments. Accordingly, the notional amount of the Company’s derivative contracts outstanding at December 31, 2006 vastly exceeds the possible losses that could arise from such transactions. The net market value of all open swap positions at December 31, 2006 and September 30, 2006 was $17 million and $13 million, respectively.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company performs a credit evaluation of counterparties prior to entering into swap transactions and monitors their credit standings. Currently, the Company anticipates that all counterparties will be able to fully satisfy their obligations under those agreements. The Company may require collateral from counterparties to support these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. The Company is also exposed to interest rate risk related to its interest rate swap agreements. The Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate risk, spread, ratio and basis risk and volatility. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

Note 14 - Segment Information:

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

The Company currently operates through the following seven business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and various corporate investments combined in the "Other" segment. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how the Company assesses performance and determines how to allocate resources throughout the Company and its subsidiaries. The financial results of the Company's segments are presented using the same policies as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments upon consolidation.

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

The Other segment includes various investment and corporate activities of the Company.

Information concerning operations in these segments of business is as follows:

	Three Months Ended
	December 31,	December 31,
	2006	2005
	(000's)
Revenues:
Private Client Group	$ 449,133	$ 375,745
Capital Markets	117,551	106,604
Asset Management	58,147	46,950
RJBank	50,402	17,854
Emerging Markets	11,797	13,809
Stock Loan/Borrow	15,059	11,616
Other	7,540	2,769
Total	$ 709,629	$ 575,347

Income Before Provision for Income Taxes:
Private Client Group	$ 54,010	$ 36,811
Capital Markets	13,811	14,575
Asset Management	14,755	11,014
RJBank	6,439	3,201
Emerging Markets	936	2,210
Stock Loan/Borrow	196	2,224
Other	3,619	1,300
Pre-tax Income	$ 93,766	$ 71,335

The following table presents the Company's total assets on a segment basis:

	December 31,	September 30,
	2006	2006
	(000's)
Total Assets:
Private Client Group *	$ 5,854,602	$ 5,370,018
Capital Markets **	1,516,024	1,369,479
Asset Management	146,297	76,684
RJBank	3,422,227	3,120,840
Emerging Markets	969,854	58,950
Stock Loan/Borrow	60,156	1,250,857
Other	307,017	269,822
Total	$ 12,276,177	$ 11,516,650

*	Includes $46 million of goodwill allocated pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets".
**	Includes $17 million of goodwill allocated pursuant to SFAS No. 142.

The Company has operations in the United States, Canada, Europe and joint ventures in India, Turkey, Argentina and Uruguay. Substantially all long-lived assets are located in the United States. The following table represents revenue by country:

	Three Months Ended
	December 31,	December 31,
	2006	2005
	(000's)
Revenues:
United States	$ 629,465	$ 492,894
Canada	56,391	54,655
Europe	12,648	15,273
Other	11,125	12,525
Total	$ 709,629	$ 575,347

The Company has $13.6 million invested in emerging market joint ventures, which carry greater risk than amounts invested in developed markets.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business and Total Company Overview

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Company. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, the Company’s financial statements and accompanying notes to the financial statements.

The Company’s overall financial results continue to be highly and directly correlated to the direction and activity levels of the U.S. equity markets. Despite the flat yield curve resulting from numerous increases in short-term interest rates in 2005 - 2006 and volatile energy prices, positive recruiting results in the private client group, a strong pipeline in investment banking, increased assets under management, and growth at RJBank should augur well for continued strong revenues.

Results of Operations - Three Months Ended December 31, 2006 Compared with the Three Months Ended December 31, 2005

Total Company

Net revenues of $603.9 million represented a 15% increase over the prior year’s $526.5 million, with all revenue line items showing an increase. Net income increased 32% over the prior year quarter, demonstrating the operating leverage inherent in all of the Company’s significant operating segments. Both net revenues and net income were the second highest in the Company’s history. Diluted net income was $0.50 per share, up 25% from the prior year’s $0.40 per share. The quarter included a 34% increase in net interest income, record merger and acquisition fee revenue, and was augmented by a $10 million incentive compensation accrual reversal.

Segments

The Company currently operates through the following seven business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and various corporate investments and expenses combined in the "Other" segment.

The following tables present the gross revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Three Months Ended
	December 31,	December 31,	Percentage
	2006	2005	Change
Revenues:
Private Client Group	$ 449,133	$ 375,745	20%
Capital Markets	117,551	106,604	10%
Asset Management	58,147	46,950	24%
RJBank	50,402	17,854	182%
Emerging Markets	11,797	13,809	(15%)
Stock Loan/Stock Borrow	15,059	11,616	30%
Other	7,540	2,769	172%
Total	$ 709,629	$ 575,347	23%

	Three Months Ended
	December 31,	December 31,	Percentage
	2006	2005	Change
Income Before Provision for Income Taxes:
Private Client Group	$ 54,010	$ 36,811	47%
Capital Markets	13,811	14,575	(5%)
Asset Management	14,755	11,014	34%
RJBank	6,439	3,201	101%
Emerging Markets	936	2,210	(58%)
Stock Loan/Stock Borrow	196	2,224	(91%)
Other	3,619	1,300	178%
Pre-tax Income	$ 93,766	$ 71,335	31%

Net Interest Analysis

The following table presents the net interest income of the Company for the periods indicated. The respective average rates are presented on an annualized basis:

	Three Months Ended
	December 31,	December 31,
	2006	2005
	($ in 000's)
Interest Revenue
Margin balances:
Average balance	$ 1,368,875	$ 1,256,184
Average rate	8.0%	6.7%
Interest revenue - margin balances	27,254	21,121

Assets segregated pursuant to federal regulations:
Average balance	3,478,406	2,571,386
Average rate	5.3%	4.0%
Interest revenue - segregated assets	45,828	25,971

Raymond James Bank, FSB interest revenue:
Average earning assets	3,207,727	1,382,965
Average rate	6.1%	5.1%
Interest revenue - Raymond James Bank, FSB	50,293	17,706

Stock borrowed interest revenue	15,059	11,616

Interest revenue- variable interest entities	256	286
Other interest revenue	19,534	11,350

Total interest revenue	$ 158,224	$ 88,050

Interest Expense
Client interest program:
Average balance	$ 4,341,141	$ 3,408,985
Average rate	4.4%	3.0%
Interest expense - client interest program	48,139	25,869

Raymond James Bank, FSB interest expense:
Average interest bearing liabilities	2,992,054	1,210,379
Average rate	4.6%	3.2%
Interest expense - Raymond James Bank, FSB	34,464	9,798

Stock loaned interest expense	12,983	8,468

Interest expense- variable interest entities	1,743	1,000
Other interest expense	8,400	3,676

Total interest expense	$ 105,729	$ 48,811

Net interest income	$ 52,495	$ 39,239

Private Client Group

The Private Client Group (“PCG”) segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom. The Private Client Group Financial Advisors provide securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments, annuities and insurance products. This segment accounts for the majority of the Company's revenues (63% of total company revenues for the three months ended December 31, 2006). It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances. The Company primarily charges for the services provided to its Private Client Group clients based on commission schedules or through asset based advisory fees.

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

	December 31,	December 31,
	2006	2005
Private Client Group - Financial Advisors:
Traditional Branch	1,218	1,170
Independent Contractor	3,281	3,491
Total Financial Advisors	4,499	4,661

The PCG results reflect a 47% increase in pre-tax income over the prior year on a 20% increase in revenues. Commission revenues increased $41 million (14%) over the prior year quarter, with 54% of that increase coming from the RJA private client group. RJA has been successfully recruiting large producers throughout the past year, adding a net 39 FAs. Average production within RJA’s PCG group has increased 13% from $371,000 to $ 419,000. Commission expense also increased 14%, in line with the increase in commission revenue. Of the Company’s $52.5 million in net interest income for the most recent quarter, approximately $30.9 million was attributable to PCG. Net interest income increased $7.4 million (32%), accounting for 43% of the increase in the segment’s pre-tax income. This increase resulted from an 8.9% increase in average customer margin balances, an increase in segregated cash in excess of the increased customer cash balances and increased rates earned on the additional segregated cash. PCG margins on net revenue increased from 10.6% to 13.3%.

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; financial advisory services including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions. The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions account for over 50% of the segment’s revenues and are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the Company is involved. This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Capital Market’s quarterly results included record merger and acquisition (“M&A”) fees of $20 million for the quarter ended December 31, 2006. Commission revenues were $2.5 million lower than the prior year quarter. Commissions were flat in RJ Ltd. and up $1.4 million in fixed income, however commissions were down almost $3 million in RJA’s domestic institutional sales division and down $2.7 million in the institutional European branches, for a net decline in the segment. The decline can be primarily attributed to lower underwriting commission revenues. Although the Company underwrote an equal number of domestic deals, the Company was not the lead or co-lead manager in as many deals. The number of underwritings at RJ Ltd. declined considerably from 14 in the prior year to two in the quarter ended December 31, 2006. As a result, underwriting fee revenue was down 33%. Capital Markets margins declined from 12.7% to 10.6%.

	Three Months Ended
	December 31,	December 31,
	2006	2005
Number of managed/co-managed public equity offerings:
United States	27	27
Canada	2	14

Total dollars raised (in 000's):
United States	$6,088,000	$5,052,000
Canada (in U.S. dollars)	158,000	220,000

Asset Management

The Asset Management segment includes investment portfolio management services, mutual fund management, private equity management, and trust services. Investment portfolio management services include both proprietary and selected outside money managers. The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios and mutual funds. These accounts are billed a fee based on a percentage of assets. Investment advisory fees are charged based on either a single point in time within the quarter, typically the beginning or end of a quarter, or the “average daily” balances of assets under management. The balance of assets under management is affected by both the performance of the underlying investments and the new sales and redemptions of client accounts/funds. Improving equity markets provide the Asset Management segment with the potential to improve revenues from investment advisory fees as existing accounts appreciate in value, in addition to individuals and institutions being more likely to commit new funds to the equity markets. The following table presents the assets under management as of the dates indicated:

	Dec. 31,	Sept. 30,	Dec. 31,
	2006	2006	2005
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$ 12,951,956	$ 12,463,417	$11,583,998
Heritage Family of Mutual Funds	9,842,757	9,311,324	8,587,468
Raymond James Consulting Services	8,508,212	7,915,168	6,886,746
Awad Asset Management	1,028,454	996,353	1,189,863
Freedom Accounts	5,920,265	5,122,733	3,052,367
Total Assets Under Management	38,251,644	35,808,995	31,300,442

Less: Assets Managed for Affiliated Entities	4,320,643	3,991,281	3,250,683

Total Third Party Assets Under Management	$33,931,001	$31,817,714	$28,049,759

Investment Advisory fees increased 17% over the same quarter in the prior year, with assets under management up 21%. The increases in assets under management are predominantly in high net worth or retail individual accounts, with significant increases in Freedom (a managed mutual fund product), Raymond James Consulting Services (a program offering independent investment subadvisors to the Company’s clients) and Eagle Asset Management (proprietary asset management). The Heritage mutual funds and money market balances also increased, despite the movement of approximately $1.3 billion in cash balances out of the money market into RJBank. The increases are due to the increase in overall client assets at the firm, a large portion of which have been brought in by the clients of newly recruited Financial Advisors in addition to market appreciation. Demonstrating the leverage associated with increased assets under management, margins have increased from nearly 23% to 26% since the prior year.

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

Net interest and pre-tax income at RJBank has doubled over the same quarter in the prior year. This is the direct result of the increased loan and deposit balances at RJBank. In July 2006, RJA began to utilize a RJBank sweep option for the cash that is or has been held in the Heritage Money Market or in client brokerage accounts. Approximately $1.3 billion was transferred into RJBank in the first phase of a multi- year phase-in of this cash sweep option. In conjunction with this increase in customer deposits, RJBank has increased its loan portfolio, both by the purchase of additional residential loan pools and an increase in commercial loan participations. The second phase of the RJBank sweep option is anticipated to take place in March 2007, transferring an estimated additional $1.5 billion to RJBank. Related to the growth in the loan portfolio there was the attendant growth in the loan loss reserves which is reflected as an increase in other expense, suppressing the earnings, as is expected during periods of robust growth. RJBank margins were 40% in the quarter ended December 31, 2006 versus 37% in the same quarter of the prior year.

Emerging Markets

Emerging Markets includes the results of the Company’s joint ventures in Latin America and Turkey. The Company has signed an agreement to sell its interest in its joint venture in India. Results in the emerging market segment are down 58% from the prior year - the result of a decline in commission revenues in both Latin America and Turkey. These declines were modestly offset by trading profits and increased investment advisory fees in Latin America and increased investment banking revenue in Turkey. Despite the decline in revenues, expenses were flat with the prior year quarter resulting in a decline in pre-tax results.

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

Stock Loan interest revenue is higher than in the prior year due to higher rates on similar average balances, which was offset by commensurate interest expenses on similar balances. Overall, spreads narrowed in the current period versus the prior comparative period. The segment was also negatively impacted by an increase in legal reserves taken in regard to a pending regulatory matter. As a result, the segment’s pre-tax income was down 90% from the prior year.

Other

This segment consists of earnings on corporate cash, private equity investments and other corporate investments made at the corporate level net of expenses, predominantly executive compensation. The results for the three months ended December 31, 2006 include the positive impact of approximately $1.9 million in bonus reversals.

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The statement of financial condition is primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $12.3 billion at December 31, 2006 were up approximately 6.6% over September 30, 2006. Most of this increase is due to the significant increases in brokerage client cash deposits, leading to a similar increase in segregated cash balances on the asset side, and growth of RJBank, with the increased loan balances being largely funded by deposits. RJBank loan balances increased significantly as the Company continued to introduce an additional cash sweep offering to brokerage customers. The Company initiated the first phase of this option in July 2006 and plans to continue to expand the offering for the next few years, which will result in continued growth in RJBank balances. The other significant increase in assets was in trading securities. The broker-dealer gross assets and liabilities, including trading inventory, stock loan/stock borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients fluctuate with the Company's business levels and overall market conditions.

Liquidity and Capital Resources

Cash used in operating activities during the three months ended December 31, 2006 was approximately $287.4 million, primarily attributable to the increase in segregated assets (directly correlated to the increase in brokerage client deposits), an increase in securities inventory levels and receivables from clients, and a decrease in payables associated with the Company’s stock loan/borrowed business, securities sold under agreements to repurchase, and accrued compensation, commissions and benefits. This was offset by a decrease in receivables associated with the Company’s stock loan/borrowed business and an increase in payables to broker-dealers and clearing organizations.

Investing activities used $310.4 million, which is primarily due to loans originated and purchased by RJBank. This was offset by loan repayments at RJBank and sales by RJBank of securities under agreements to resell.

Financing activities provided $520.2 million, the result of an increase in borrowings, an increase in deposits at RJBank and cash provided from the exercise of stock options and employee stock purchases. This was partially offset by the repayments of borrowings and the payment of cash dividends.

At December 31, 2006 and September 30, 2006 the Company had loans payable of approximately $408.1 million and $141.6 million, respectively. The balance at December 31, 2006 is comprised primarily of a $66.9 million loan for its home-office complex, a $1.1 million mortgage loan for the office of a foreign joint venture, $50 million in Federal Home Loan Bank advances (RJBank), and various short-term borrowings totaling approximately $290.1 million (used to fund increased inventory levels).

In addition, the Company and its subsidiaries have the following lines of credit: RJF has a committed $200 million line of credit, RJA has uncommitted bank lines of credit aggregating $485.1 million with commercial banks, Raymond James Credit Corporation has a line of credit for $25 million, and RJ Ltd. has a CDN$40 million uncommitted line of credit (see Note 7 to the Condensed Consolidated Financial Statements for further information on the Company's lines of credit). At December 31, 2006, the Company had approximately $290.1 million in outstanding short-term borrowings under these lines of credit. The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee. RJBank has $50 million in FHLB advances outstanding at December 31, 2006, which are comprised of long-term, fixed rate advances. RJBank had $947 million in credit available from the FHLB at December 31, 2006.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: four in Turkey totaling $22.5 million and one in Argentina for $3 million. At December 31, 2006 the aggregate unsecured settlement lines of credit available were $78 million, and there was an outstanding balance of approximately $1.8 million. The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At December 31, 2006, there were no outstanding performance guarantees in Turkey or Argentina.

As of December 31, 2006, the Company's liabilities are comprised primarily of brokerage client payables of $5.0 billion at the broker-dealer subsidiaries and deposits of $3.1 billion at RJBank, as well as deposits held on stock loaned transactions of $958.3 million. The Company primarily acts as an intermediary in stock borrowed/loan transactions. As a result, the liability associated with the stock loan transactions is related to the $877.7 million receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $4.2 billion in cash and assets segregated pursuant to federal regulations. The Company also has client brokerage receivables of $1.6 billion.

The Company will continue its implementation of a new cash sweep option to its clients through RJBank. This new cash sweep option will require substantial capital to be contributed to RJBank to meet regulatory requirements, and therefore may require the Company to infuse an estimated $200 to $300 million over the next several years for this purpose.

The Company has committed a total of $42.6 million, in amounts ranging from $200,000 to $2.0 million, to 40 different independent venture capital or private equity partnerships. As of December 31, 2006, the Company has invested $30 million of that amount and has received $26 million in distributions. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $11.7 million and has received $6.7 million in distributions as of December 31, 2006.

Management has been authorized by the Board of Directors to repurchase its common stock at their discretion for general corporate purposes. There is no formal stock repurchase plan at this time. In May 2004 the Board authorized the repurchase of up to $75 million of shares. As of December 31, 2006 the unused portion of this authorization was $67.3 million.

The Company has committed to lend to or guarantee obligations of its wholly owned subsidiary, RJ Tax Credit Funds, Inc. (“RJTCF”), of up to $100 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At December 31, 2006, cash funded to invest in either loans or investments in project partnerships was $43 million. In addition, at December 31, 2006, RJTCF is committed to additional future fundings of $18.9 million related to project partnerships that have not yet been sold to various tax credit funds.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations, should provide adequate funds for continuing operations.

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

Delta Airlines filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge in 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company had taken a $4 million pretax charge in 2004 to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the likely event of a material modification to the lease or foreclosure of the aircraft by the debt holders in fiscal 2007, certain tax payments of up to approximately $7.9 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings. Subsequent to December 31, 2006, the Company entered into an agreement in principle to sell its interest in the Delta transaction for $2 million, which is expected to be recognized as a pre-tax gain in the quarter ending March 31, 2007. Upon closing, the aforementioned tax payments will be triggered.

The Company also has a leveraged lease outstanding with Continental valued at $10.6 million as of December 31, 2006. Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company continues to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

The Company’s Turkish affiliate was assessed for the year 2001 approximately US$6.8 million by the Turkish tax authorities. This affiliate is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish tax court. Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology from the prior year’s audit and the pending litigation. As of December 31, 2006, this affiliate had total capital of approximately US$6.8 million, of which the Company owns approximately 73%.

As of December 31, 2006 all of the Company's domestic broker-dealer subsidiaries exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd. exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action. There have been no significant changes in circumstances since year-end that have affected the capital of any of the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

The Company has contractual obligations of approximately $2.3 billion, with $1.8 billion coming due in the next twelve months related to its short and long-term debt, non-cancelable lease agreements, partnership investments, unfunded commitments to extend credit, a stadium naming rights agreement, and $1.0 billion in commitments related to RJBank's letters of credit and lines of credit. Commitments related to letters of credit and lines of credit may expire without being funded in whole or part, therefore these amounts are not estimates of future cash flows (see Note 9 to the Condensed Consolidated Financial Statements for further information on the Company’s commitments).

Effects of Inflation

The Company's assets are primarily liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses, including employee compensation, communications and occupancy, which may not be readily recoverable through charges for services provided by the Company.

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006 and in Item 1A of Part II of this report on Form 10-Q. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the condensed consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

“Trading securities” and “Available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income, depending on the underlying purpose of the instrument. The following table presents the Company’s trading and available for sale securities segregated into cash (i.e., non-derivative) trading instruments, derivative contracts, and available for sale securities:

	December 31, 2006
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)

Cash trading instruments	$ 694,793	$ 167,283
Derivative contracts	25,991	9,041
Available for sale securities	336,004	-
Total	$ 1,056,788	$ 176,324

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

December 31, 2006
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
(in 000’s)
Fair value based on quoted prices and independent sources	$ 1,030,670	$ 167,283
Fair value determined by Management	26,118	9,041
Total	$ 1,056,788	$ 176,324

Derivative Contracts

Fair value for derivative contracts are obtained from pricing models that consider current market and contractual prices for the underlying financial instruments, as well as time value and yield curve or volatility factors underlying the positions.

Investment in Leveraged Leases

The Company is the lessor in two leveraged commercial aircraft transactions with two major domestic airlines (Delta Air Lines, Inc. “Delta” and Continental Airlines, Inc. “Continental"). The Company's ability to realize its expected return is dependent upon the airlines' ability to fulfill their lease obligations. In the event that the airlines default on their lease commitments and the Trustee for the debt holders is unable to re-lease or sell the planes with adequate terms, the Company would suffer a loss of some or all of its investment. Delta Airlines filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pretax charge in 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company had taken a $4 million pretax charge in 2004 to partially reserve for this investment. No amount of these charges represents a cash expenditure; however, in the likely event of a material modification to the lease or foreclosure of the aircraft by the debt holders in fiscal 2007, certain tax payments of up to approximately $7.9 million could be accelerated. The expected tax payments are currently reflected on the statement of financial condition as a deferred tax liability and are not expected to result in a further charge to earnings. Subsequent to December 31, 2006, the Company entered into an agreement in principle to sell its interest in the Delta transaction for $2 million, which is expected to be recognized as a pre-tax gain in the quarter ending March 31, 2007. Upon closing, the aforementioned tax payments will be triggered.

The Company also has a leveraged lease outstanding with Continental valued at $10.6 million as of December 31, 2006. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014.

Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company continues to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

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

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of December 31, 2006, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At December 31, 2006, the amortized cost of all RJBank loans was $2.7 billion and an allowance for loan losses of $22.9 million was recorded against that balance. The total allowance for loan losses, including $4.6 million in reserves for off-balance sheet exposures maintained in Other Liabilities, is equal to 1.01% of the amortized cost of the loan portfolio.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At December 31, 2006 the receivable from Financial Advisors was $92.8 million, which is net of an allowance of $4.5 million for estimated uncollectibility.

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

Index

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company’s risk management policies, including a discussion of the Company’s primary market risk exposures, which include interest rate risk and equity price risk, as well as a discussion of the Company’s credit risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations. The Company's broker-dealer subsidiaries, primarily RJA, trade tax exempt and taxable debt obligations and act as an active market maker in approximately 235 over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

See Note 3 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making and proprietary trading activities.

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits; limits are established both for categories of securities (e.g., OTC equities, high yield securities, municipal bonds) and for individual traders. As of December 31, 2006 the absolute fixed income and equity inventory limits were $1,905,000,000 and $83,250,000, respectively. The Company's trading activities were well within these limits at December 31, 2006. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate risk, spread, ratio and basis risk and volatility. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

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

To calculate VaR, the Company uses historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that the Company could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year. During the three months ended December 31 2006, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR one time. This is consistent with the model and its business-as-usual assumptions.

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

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the three months ended December 31, 2006, with the corresponding dollar value of the Company's portfolio.

	Three months ended December 31, 2006			VaR at
($ in 000's)	High	Low	Daily Average	December 31, 2006	September 30, 2006
Daily VaR	$ 859	$ 366	$ 513	$ 443	$ 483
Related Portfolio Value (net)*	$361,767	$359,999	$405,773	$459,263	$312,917
VaR as a percent of Portfolio Value	0.24%	0.10%	0.13%	0.10%	0.15%

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

Additional information is discussed under Derivative Financial Instruments in Note 13 of the Notes to the Condensed Consolidated Financial Statements.

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

RJBank Financial Instruments with Market Risk (as described above, in 000's):

	December 31, 2006	September 30, 2006

Mortgage-backed securities	$ 149,551	$ 151,437
Loans receivable, net	1,446,722	1,282,504
Total assets with market risk	$ 1,596,273	$ 1,433,941

Certificates of deposit	$ 242,203	$ 255,360
Federal Home Loan Bank advances	50,000	60,000
Total liabilities with market risk	$ 292,203	$ 315,360

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 13.31% in the first year after the rate jump, whereas a downward shift of the same magnitude would increase RJBank's net interest income by 1.49%. These sensitivity figures are based on positions as of December 31, 2006, and are subject to certain simplifying assumptions, including that management takes no corrective action.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 27 traders. The average aggregate inventory held for proprietary trading during the three months ended December 31, 2006 was CDN$6,114,834. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

Index
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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
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

As previously reported, RJF and RJFS were defendants in a series of lawsuits and arbitrations relating to an alleged mortgage lending program known as the "Premiere 72" program, that was administered by a company owned in part by two individuals who were registered as Financial Advisors with RJFS in Houston. In July 2005, RJFS paid approximately $24 million in a settlement with approximately 380 claimants in this litigation, representing approximately two-thirds of the outstanding claims. In September 2006, RJFS settled with an additional 150 claimants for a lump sum of $18 million. These settlements effectively extinguish the Company’s liability with the exception of one remaining lawsuit in federal court involving one claimant family group.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately US$6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit. RJY is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish tax court. Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has made provision in its consolidated financial statements for its estimate of the reasonable potential exposure for this matter. As of December 31, 2006, RJY had total capital of approximately US$6.8 million, of which the Company owns approximately 73%.

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

Index
Item 1A. RISK FACTORS

There were no changes to Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to information contained under “Capital Transactions” in Note 10 of the Notes to Condensed Consolidated Financial Statements for the information required by Part II, Item 2(c).

The Company expects to continue paying cash dividends. However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, compliance with the net worth covenant in the Company's line of credit agreement, and the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, NYSE and the IDA; and RJBank, which may be subject to restrictions by federal banking agencies. Such restrictions have never become applicable with respect to the Company's dividend payments. (See Note 11 of the Notes to the Condensed Consolidated Financial Statements for more information on the capital restrictions placed on RJBank and the Company's broker-dealer subsidiaries).

Index

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

Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 9, 2007	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer