Form 10-Q
period 2007-03-31
RAYMOND JAMES FINANCIAL INC
filed 2007-05-10
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

119,080,514 shares of Common Stock as of May 7, 2007

                                PART I FINANCIAL INFORMATION
Return to Index

Item 1. FINANCIAL STATEMENTS

                         RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        (Unaudited)

	March 31,	September 30,
	2007	2006
	(in thousands)
Assets:
Cash and cash equivalents	$660,478	$641,691
Assets segregated pursuant to federal regulations	3,730,243	3,189,900
Securities purchased under agreements to resell	1,727,680	776,863
Securities owned:
Trading securities, at fair value	654,145	485,771
Available for sale securities, at fair value	488,046	280,580
Other investments, at fair value	79,856	66,726
Receivables:
Brokerage clients, net	1,624,466	1,504,607
Stock borrowed	853,271	1,068,102
Bank loans, net	3,008,765	2,262,832
Brokers-dealers and clearing organizations	247,510	210,443
Other	275,296	290,294
Investments in real estate partnerships- held by variable interest entities	220,472	227,963
Property and equipment, net	149,079	142,780
Deferred income taxes, net	93,635	94,957
Deposits with clearing organizations	31,257	30,780
Goodwill	62,575	62,575
Investment in leveraged lease, net	10,647	10,882
Prepaid expenses and other assets	247,948	168,904

	$14,165,369	$11,516,650
Liabilities and Shareholders' Equity:
Loans payable	$488,050	$141,638
Loans payable related to investments by variable interest entities in real estate partnerships	142,309	193,647
Payables:
Brokerage clients	5,201,963	4,552,227
Stock loaned	954,626	1,235,104
Bank deposits	4,691,779	2,806,880
Brokers-dealers and clearing organizations	168,522	79,646
Trade and other	133,581	138,091
Trading securities sold but not yet purchased, at fair value	217,771	94,009
Securities sold under agreements to repurchase	100,306	301,110
Accrued compensation, commissions and benefits	247,826	321,224
Income taxes payable	9,806	34,294

	12,356,539	9,897,870

Minority interests	207,124	154,911

Shareholders' equity:
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common stock; $.01 par value; authorized 180,000,000 shares; issued 120,031,161 at
March 31, 2007 and 117,655,883 at September 30, 2006	1,169	1,150
Shares exchangeable into common stock; 362,197
at March 31, 2007 and September 30, 2006	4,649	4,649
Additional paid-in capital	246,359	205,198
Retained earnings	1,353,758	1,258,446
Accumulated other comprehensive income	10,867	12,095
	1,616,802	1,481,538
Less: 983,665 and 1,270,015 common shares in treasury, at cost	15,096	17,669
	1,601,706	1,463,869
	$14,165,369	$11,516,650

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index
                            RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                         (Unaudited)
                                (In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Revenues:
Securities commissions and fees	$418,292	$395,009	$819,157	$761,485
Investment banking	38,025	38,856	79,864	68,570
Investment advisory fees	50,597	43,486	100,733	86,232
Interest	164,812	106,622	323,036	194,672
Net trading profits	3,091	8,189	9,384	14,046
Financial service fees	31,432	28,306	61,398	54,408
Other	32,022	39,555	54,328	59,007

Total revenues	738,271	660,023	1,447,900	1,238,420

Interest expense	112,552	64,016	218,281	112,827
Net revenues	625,719	596,007	1,229,619	1,125,593

Non-Interest Expenses:
Compensation, commissions and benefits	428,894	399,645	837,403	766,264
Communications and information processing	28,278	26,698	54,252	51,294
Occupancy and equipment costs	19,716	18,110	39,866	35,512
Clearance and floor brokerage	6,946	5,060	14,482	10,826
Business development	22,074	19,695	43,836	36,826
Investment advisory fees	11,438	9,874	22,504	19,408
Other	13,418	25,661	31,530	43,379
Total non-interest expenses	530,764	504,743	1,043,873	963,509

Income before minority interest and provision for income taxes	94,955	91,264	185,746	162,084

Minority interest	2,000	(4,046)	(975)	(4,561)

Income before provision for income taxes	92,955	95,310	186,721	166,645

Provision for income taxes	33,240	33,779	67,611	60,005

Net income	$59,715	$61,531	$119,110	$106,640

Net income per share-basic	$0.52	$0.54	$1.04	$0.95
Net income per share-diluted	$0.50	$0.53	$1.00	$0.93
Weighted average common shares
outstanding-basic	115,702	113,194	115,015	112,053
Weighted average common and common
equivalent shares outstanding-diluted	118,687	116,412	118,258	115,046

Cash dividend declared per common share	$0.10	$0.08	$0.20	$0.16

Net income	$59,715	$61,531	$119,110	$106,640
Other Comprehensive Income:
Net unrealized gain (loss) on available
for sale securities, net of tax	35	(37)	120	(123)
Net unrealized gain on interest rate swaps
accounted for as cash flow hedges, net of tax	-	8	-	42
Net change in currency translations	1,410	(1,270)	(1,348)	(1,341)
Total comprehensive income	$61,160	$60,232	$117,882	$105,218

                    See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index
                        RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                       (in thousands)
                                  (continued on next page)

	Six Months Ended
	March 31,	March 31,
	2007	2006
Cash Flows from operating activities:
Net income	$119,110	$106,640
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	10,726	9,295
Excess tax benefits from stock-based payment arrangements	(1,579)	(1,155)
Deferred income taxes	(176)	3,398
Unrealized loss, premium and discount amortization
on available for sale securities and other securities	405	247
Loss on sale of property and equipment	38	808
Gain on sale of loans available for sale	(190)	(183)
Gain on sale of joint venture interest	(2,559)	-
Provision for loan loss, legal proceedings, bad debts and other accruals	8,529	18,716
Stock-based compensation expense	17,649	11,020

(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(540,343)	(807,885)
Receivables:
Brokerage clients, net	(121,377)	(74,098)
Stock borrowed	214,831	126,141
Brokers-dealers and clearing organizations	(37,067)	(113,192)
Other	(57,939)	(6,932)
Securities purchased under agreements to resell, net
of securities sold under agreements to repurchase	(81,621)	69,446
Trading securities, net	(46,567)	(170,793)
Prepaid expenses and other assets	(3,303)	(58,847)

Increase (decrease) in operating liabilities:
Payables:
Brokerage clients	649,736	769,417
Stock loaned	(280,478)	74,026
Brokers-dealers and clearing organizations	88,876	(7,142)
Trade and other	20,407	(8,830)
Accrued compensation, commissions and benefits	(72,823)	(80,996)
Income taxes payable	(23,732)	(7,265)
Minority interest	(975)	(4,561)

Net cash used in operating activities	(140,422)	(152,725)

                                                          See accompanying Notes to Condensed Consolidated Financial Statements.

                         RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                     (in thousands)
                                  (continued from previous page)

	Six Months Ended
	March 31,	March 31,
	2007	2006

Cash Flows from investing activities:
Additions to property and equipment, net	(19,929)	(14,821)
Proceeds from sale of joint venture interest, net of cash disposed	3,514	-
Loan originations and purchases	(1,580,594)	(1,027,823)
Loan repayments	815,231	398,113
Proceeds from sale of loans available for sale	12,979	8,688
Purchases of other investments	(13,130)	(89,537)
Investments in real estate partnerships-held by variable
interest entities	(17,403)	(38,872)
Loans to investor member of variable interest entities related to
investments in real estate partnerships	-	(3,985)
Repayments of loans by investor members of variable interest entities
related to investments in real estate partnerships	10,090	10,898
Securities purchased under agreements to resell, net	(1,070,000)	-
Sales of available for sale securities	81	92
Purchases of available for sale securities	(254,428)	(9,721)
Available for sale securities maturations and repayments	46,689	33,284

Net cash used in investing activities	(2,066,900)	(733,684)

Cash Flows from financing activities:
Proceeds from borrowed funds, net	358,400	411,874
Repayments of mortgage and borrowings, net	(10,787)	(6,645)
Proceeds from borrowed funds related to investments by variable interest
entities in real estate partnerships	3,549	2,932
Repayments of borrowed funds related to investments by variable interest
entities in real estate partnerships	(7,314)	(1,374)
Proceeds from capital contributed to variable interest entities related to
investments in real estate partnerships	23,226	29,699
Minority interest	(32,492)	(5,713)
Exercise of stock options and employee stock purchases	27,891	23,932
Increase in bank deposits	1,884,899	168,716
Purchase of treasury stock	(1,350)	(5,027)
Cash dividends on common stock	(23,798)	(18,371)
Excess tax benefits from stock-based payment arrangements	1,579	1,155

Net cash provided by financing activities	2,223,803	601,178

Currency adjustment:
Effect of exchange rate changes on cash	(1,348)	(1,341)
Net increase (decrease) in cash and cash equivalents	15,133	(286,572)
Cash reduced by deconsolidation of variable interest entity related to
investments in real estate partnerships	(291)	-
Cash resulting from consolidation of limited partnerships	3,945	-
Cash and cash equivalents at beginning of period	641,691	881,133

Cash and cash equivalents at end of period	$660,478	$594,561

Supplemental disclosures of cash flow information:
Cash paid for interest	$217,491	$111,054
Cash paid for taxes	$88,995	$63,779

                See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

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

Effective October 1, 2006, the Company adopted Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” for partnerships created before and not subsequently modified after June 29, 2005. As a result, the Company consolidated three partnerships during the three months ended December 31, 2006. As of March 31, 2007, these partnerships had assets of approximately $79.3 million.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain revisions and reclassifications have been made to the unaudited condensed consolidated financial statements of the prior period to conform to the current period presentation. As a result, financial service fees revenue and investment advisory fees expense increased by approximately $3.2 million and $6.3 million, respectively, for the three and six months ended March 31, 2006. These revisions did not impact the Company’s net income for the three or six months ended March 31, 2006.

The Company’s quarters end on the last day of each calendar quarter.

Note 2 - Effects of Recently Issued Accounting Standards, Not Yet Adopted:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (October 1, 2007 for the Company). The Company is currently evaluating the impact the adoption of this interpretation will have on its consolidated financial statements for the fiscal year ending September 30, 2008.

In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP FAS 13-2”). This FASB Staff Position addresses how a change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. FSP FAS 13-2 is effective for fiscal years beginning after December 15, 2006 (October 1, 2007 for the Company). The Company is currently evaluating the impact the adoption of this staff position will have on its consolidated financial statements for the fiscal year ending September 30, 2008.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (October 1, 2008 for the Company), and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have a material impact on the consolidated financial statements of the Company.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities on an instrument by instrument basis. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for the Company). The Company has not yet completed its assessment of what impact, if any, SFAS 159 will have on its consolidated financial statements.

Note 3 - Trading Securities and Trading Securities Sold But Not Yet Purchased:

	March 31, 2007		September 30, 2006
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)

Marketable:
Municipal obligations	$284,899	$106	$192,028	$5
Corporate obligations	158,080	97	134,431	968
Government obligations	22,964	132,034	37,793	31,636
Agencies	117,801	55,110	68,380	34,023
Total debt securities	583,744	187,347	432,632	66,632

Derivative contracts	25,825	8,414	20,904	8,309
Equity securities	39,616	22,010	29,532	19,068
Other securities	4,960	-	2,703	-
Total	$654,145	$217,771	$485,771	$94,009

Mortgage-backed securities of $139.4 million and $77.1 million at March 31, 2007 and September 30, 2006, respectively, are included in Corporate obligations and Agencies in the table above. Mortgage-backed securities sold but not yet purchased of $55.1 million and $34 million at March 31, 2007 and September 30, 2006, respectively, are included in Agencies in the table above.

Note 4 - Available For Sale Securities:

Available for sale securities are comprised primarily of collateralized mortgage obligations, mortgage related debt, and certain equity securities held by the Company's non-broker-dealer subsidiaries, principally Raymond James Bank, F.S.B. (“RJBank”). There were no material proceeds from the sale of securities available for sale for the three months ended March 31, 2007 and 2006.

The amortized cost and estimated market values of securities available for sale at March 31, 2007 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in 000's)

Agency collateralized mortgage obligations	$217,145	$637	$(33)	$217,749
Non-agency collateralized mortgage obligations	268,987	362	(155)	269,194
Other	1,074	29	-	1,103
	$487,206	$1,028	$(188)	$488,046

The amortized cost and estimated market values of securities available for sale at September 30, 2006 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in 000's)

Agency collateralized mortgage obligations	$140,888	$461	$(27)	$141,322
Non-agency collateralized mortgage obligations	137,753	330	(156)	137,927
Other	1,306	26	(1)	1,331
	$279,947	$817	$(184)	$280,580

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

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $17.2 million at March 31, 2007. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. At March 31, 2007 that exposure is approximately $6.5 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. CSS is currently funded by capital contributions from its owners. CSS had assets of $4.3 million at March 31, 2007. As of March 31, 2007, the Company owns approximately 42% of CSS. The Company's exposure to loss is limited to its capital contributions. The Company is not the primary beneficiary of CSS and accounts for its investment using the equity method of accounting.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 45 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits. As of March 31, 2007, 42 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 1%.

RJTCF has concluded that it is the primary beneficiary in approximately one quarter of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $273.9 million at March 31, 2007. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at March 31, 2007, that exposure is approximately $12.8 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at March 31, 2007, that exposure is approximately $26.6 million.

The three remaining tax credit housing funds that have been determined not to be VIEs are wholly owned by RJTCF and are included in the Company’s consolidated financial statements. As of March 31, 2007, only two of these funds had any material activity. These two funds typically hold interests in certain tax credit limited partnerships for less than 90 days and had assets of approximately $10.2 million at March 31, 2007.

As of March 31, 2007, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. The Company is not the primary beneficiary of these partnerships and accordingly the Company does not consolidate these partnerships. These partnerships have assets of approximately $22.3 million at March 31, 2007. The Company's exposure to loss is limited to its capital contributions. The carrying value of the Company's investment in these partnerships is not material at March 31, 2007.

One of the Company’s restricted stock plans is associated with a trust fund which was established through the Company’s wholly owned Canadian subsidiary. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. For financial statement purposes, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $6.5 million at March 31, 2007. None of those assets are specifically pledged as collateral for any obligations of the trust fund. The Company's exposure to loss is limited to its contributions to the trust fund and at March 31, 2007, that exposure is approximately $6.5 million.

Note 6 - Bank Loans, Net and Deposits:

Bank Loans, Net

Bank client receivables are primarily comprised of loans originated or purchased by RJBank and include commercial and residential mortgage loans, as well as consumer loans. These receivables are generally collateralized by first or second mortgages on residential property, real property, or assets of the borrower. RJBank does not hold or invest in any subprime mortgages. The following table provides a summary of RJBank's loans receivable at March 31, 2007 and September 30, 2006:

	March 31,	September 30,
	2007	2006
	(in 000's)

Residential mortgage loans	$1,636,631	$1,322,911
Commercial loans	1,398,465	960,977
Consumer loans	3,849	1,917
	3,038,945	2,285,805

Allowance for loan losses	(25,341)	(18,694)
Unearned income, net of deferred expenses	(4,839)	(4,279)

	$3,008,765	$2,262,832

Changes in the allowance for loan losses and reserve for unfunded lending commitments at RJBank for the six months ended March 31, 2007 and March 31, 2006 are as follows:

	March 31,	March 31,
	2007	2006
	(in 000's)

Balance, beginning of year	$22,738	$9,030
Provision charged to operations	6,817	7,023
Charge-offs	(45)	-
Recoveries	-	9
Balance, end of period	$29,510	$16,062

Bank Deposits

Bank deposits include demand deposits, savings accounts and certificates of deposit. The following table presents a summary of bank deposits at March 31, 2007 and September 30, 2006:

	March 31,		September 30,
	2007		2006
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in 000's)

Bank deposits:
Demand deposits - interest bearing	$4,762	1.71%	$6,088	1.95%
Demand deposits - non-interest bearing	2,674	-	2,538	-
Savings and money market accounts	4,448,501	4.64%	2,542,894	4.59%
Certificates of deposit (1)	235,842	4.66%	255,360	4.49%
Total bank deposits	$4,691,779	4.63%	$2,806,880	4.57%

(1)	Certificates of deposit in amounts of $100,000 or more at March 31, 2007 and September 30, 2006 were $68,136,000 and $72,067,000, respectively.

Certificates of deposit issued have remaining maturities at March 31, 2007 and September 30, 2006, as follows:

	March 31,	September 30,
	2007	2006
	(in 000's):

One year or less	$117,150	$125,622
One to two years	44,680	50,427
Two to three years	39,253	36,306
Three to four years	17,553	24,885
Four to five years and thereafter	17,206	18,120
Total	$235,842	$255,360

Note 7 - Borrowings:

Loans payable at March 31, 2007 and September 30, 2006 are presented below:

	March 31, 2007	September 30, 2006
	(in 000's)
Short-term Borrowings:
Borrowings on lines of credit (1)	$361,786	$13,040
Current portion of mortgage note payable	2,655	2,746
Total short-term borrowings	364,441	15,786

Long-term Borrowings:
Mortgage note payable (2)	63,609	65,852
Federal Home Loan Bank advances (3)	60,000	60,000
Total long-term borrowings	123,609	125,852

Total loans payable	$488,050	$141,638

(1)
The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At March 31, 2007, the aggregate domestic lines were $710.1 million and CDN $40 million, respectively. The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. For the three months ended March 31, 2007, interest rates on the lines of credit ranged from 5.75% to 6.57%. For the three months ended March 31, 2006, interest rates on the lines of credit ranged from 4.75% to 6.25%. In addition, the Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: four in Turkey totaling $22.5 million and one in Argentina for $3 million, which had an outstanding balance of $1.8 million on March 31, 2007. At March 31, 2007 the aggregate unsecured settlement lines of credit available were $106 million, and there were no outstanding balances on these lines. The interest rates for these lines of credit ranged from 9% to 21%.

(2)
Mortgage note payable is comprised of a mortgage loan for the financing of the Company's home office complex. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $72.2 million at March 31, 2007.

(3)
RJBank has $60 million in FHLB advances outstanding at March 31, 2007, which are comprised of long-term, fixed rate advances. The long-term, fixed rate advances bear interest at rates ranging from 4.82% to 5.67%. The outstanding FHLB advances mature between May 2008 and February 2011. These advances are secured by a blanket lien on RJBank's residential loan portfolio granted to FHLB at March 31, 2007. The FHLB has the right to convert advances totaling $40 million and $50 million at March 31, 2007 and September 30, 2006, respectively, to a floating rate at one or more future dates. RJBank has the right to prepay these advances without penalty if the FHLB exercises its right.

Note 8 - Stock Based Compensation:

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s share-based employee and outside director compensation plans are described more fully in Note 17 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. The Company’s net income for the three and six months ended March 31, 2007 includes $5.8 million and $13.6 million, respectively, of compensation costs and $1.8 million and $3.9 million, respectively, of income tax benefits related to the Company’s share-based plans available for awards to employees and members of its Board of Directors. The Company’s net income for the three and six months ended March 31, 2006 includes $5.0 million and $9.5 million, respectively, of compensation costs and $1.4 million and $2.6 million, respectively, of income tax benefits related to the Company’s share-based plans available for awards to employees and members of its Board of Directors.

During the three months ended March 31, 2007, the Company granted 6,100 stock options, 115,786 shares of restricted stock and no restricted stock units to employees under its stock-based employee compensation plans. During the three months ended March 31, 2007, 12,500 options were granted to outside directors. During the six months ended March 31, 2007, the Company granted 225,600 stock options, 957,427 shares of restricted stock and 60,959 restricted stock units to employees under its stock-based employee compensation plans. During the six months ended March 31, 2007, 12,500 options were granted to outside directors.

The weighted-average grant-date fair value of stock options granted to employees and directors during the three and six months ended March 31, 2007 was $9.30 and $9.38 per share, respectively. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $11.9 million as of March 31, 2007, and will be recognized as expense over a weighted-average period of approximately 2.9 years.

The weighted-average grant-date fair value of restricted stock granted to employees during the three and six months ended March 31, 2007 was $31.21 and $31.39 per share, respectively. Pre-tax unrecognized compensation expense for unvested restricted stock granted to employees, net of estimated forfeitures, was $52.3 million as of March 31, 2007, and will be recognized as expense over a weighted-average period of approximately 3.1 years.

The weighted-average grant-date fair value of restricted stock units granted to employees during the six months ended March 31, 2007 was $31.78 per share. Pre-tax unrecognized compensation expense for unvested restricted stock units granted to employees, net of estimated forfeitures, was $3.9 million as of March 31, 2007, and will be recognized as expense over a weighted-average period of approximately 1.9 years.

Under one of its non-qualified fixed stock option plans, the Company may grant stock options to its independent contractor Financial Advisors. In addition, the Company may grant restricted stock units or restricted shares of common stock to its independent contractor Financial Advisors under one of its restricted stock plans. The Company accounts for share-based awards to its independent contractor Financial Advisors in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006 for more information). The Company’s net income for the three and six months ended March 31, 2007 includes $0.5 million and $2.9 million, respectively, of compensation costs and $0.2 million and $1.1 million, respectively, of income tax benefits related to the Company’s share-based plans available for awards to its independent contractor Financial Advisors. The Company’s net income for the three and six months ended March 31, 2006 includes $0.4 million and $0.7 million, respectively, of compensation costs and $0.1 million and $0.3 million, respectively, of income tax benefits related to the Company’s share-based plans available for awards to its independent contractor Financial Advisors.

During the three months ended March 31, 2007, the Company granted 1,000 stock options and 8,448 shares of restricted stock to its independent contractor Financial Advisors. During the six months ended March 31, 2007, the Company granted 343,600 stock options and 21,748 shares of restricted stock to its independent contractor Financial Advisors.

The weighted-average grant-date fair value of stock options granted to independent contractor Financial Advisors during the three months ended March 31, 2007 was $8.37 per share. The weighted-average grant-date fair value of stock options granted to independent contractor Financial Advisors during the six months ended March 31, 2007 was $8.20 per share. As of March 31, 2007, there was $8.5 million of total unrecognized pre-tax compensation cost related to unvested stock options granted to its independent contractor Financial Advisors based on estimated fair value at that date. These costs are expected to be recognized over a weighted average period of approximately 3.5 years.

The weighted-average grant-date fair value of restricted stock granted to independent contractor Financial Advisors during the three months ended March 31, 2007 was $30.93 per share. The weighted-average grant-date fair value of restricted stock granted to independent contractor Financial Advisors during the six months ended March 31, 2007 was $31.41 per share. As of March 31, 2007, there was $0.6 million of total unrecognized pre-tax compensation cost related to unvested restricted shares granted to its independent contractor Financial Advisors based on estimated fair value at that date. These costs are expected to be recognized over a weighted average period of approximately 3.3 years.

Note 9 - Commitments and Contingencies:

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental"). The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The value of this leveraged lease with Continental was approximately $10.6 million as of March 31, 2007. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014.

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

The Company was also the lessor in a leveraged commercial aircraft transaction with Delta Air Lines, Inc. (“Delta”). Delta filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pre-tax charge in 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company had taken a $4 million pre-tax charge in 2004 to partially reserve for this investment. No amount of these charges represented a cash expenditure. During the three months ended March 31, 2007, the Company sold its interest in the Delta transaction for $2 million, which was recognized as a pre-tax gain within Other Revenue. Upon closing, certain income tax obligations of approximately $8.5 million were accelerated and paid during the quarter. These tax payments did not impact net earnings in the current period, as these amounts were previously recorded as deferred tax liabilities.

RJBank has outstanding at any time a significant number of commitments to extend credit or purchase loans. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit, purchase loans and letters of credit outstanding is as follows:

	March 31, 2007	September 30, 2006
	(in 000's)

Standby letters of credit	$86,221	$55,193
Consumer lines of credit	25,182	25,772
Commercial lines of credit	963,501	760,253
Unfunded loan commitments - variable rate	435,378	264,663
Unfunded loan commitments - fixed rate	17,113	6,412

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of March 31, 2007, $86.2 million of such letters of credit were outstanding. Of the letters of credit outstanding, $85.8 million are underwritten as part of a larger corporate credit relationship. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the maximum potential future amount of any payments of amounts drawn down under the existing letters of credit.

At March 31, 2007 and September 30, 2006, no securities were pledged by RJBank as collateral with the FHLB for advances. In lieu of pledging securities as collateral for advances, RJBank provided the FHLB with a blanket lien against RJBank's entire portfolio of residential mortgage loans.

As of March 31, 2007, RJBank has entered into $1.53 billion in reverse repurchase agreements, ranging from $500 million to $530 million, with three different counterparties. Although RJBank is exposed to risk that these counterparties may not fulfill their contractual obligations, the risk of default is minimal due to the creditworthiness of these counterparties, collateral received and the short duration of these agreements.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract expires in 2016 and has a 4% annual escalator. Expenses of $765,000 and $736,000 were recognized in the three months ended March 31, 2007 and 2006. Expenses of $1,501,000 and $1,443,000 were recognized in the six months ended March 31, 2007 and 2006.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments of Raymond James & Associates, Inc. ("RJA") that were open at March 31, 2007 and were subsequently settled had no material effect on the consolidated financial statements as of that date. Transactions relating to such commitments of Raymond James Ltd. ("RJ Ltd.") that were open at March 31, 2007 were approximately $8.0 million.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At March 31, 2007 and September 30, 2006, the Company had client margin securities valued at $71.2 million and $65.2 million, respectively, on deposit with a clearing organization.

The Company has committed a total of $42.6 million, in amounts ranging from $200,000 to $2.0 million, to 40 different independent venture capital or private equity partnerships. As of March 31, 2007, the Company has invested $30.7 million of that amount and has received $26.7 million in distributions. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $12.2 million and has received $8.6 million in distributions as of March 31, 2007.

The Company is the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At March 31, 2007, the funds have unfunded commitments of $4.1 million.

At March 31, 2007, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of collateral (in 000's):
Securities purchased under agreements to resell	$1,757,497
Securities received in securities borrowed vs. cash transactions	858,475
Collateral received for margin loans	1,476,959
Total	$4,092,931

During the quarter certain collateral was repledged and at March 31, 2007, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company were:

Uses of collateral and trading securities (in 000's):
Securities purchased under agreements to resell	$197,497
Securities received in securities borrowed vs. cash transactions	828,398
Collateral received for margin loans	205,714
Total	$1,231,609

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

The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars. At March 31, 2007, the aggregate domestic lines were $710.1 million and total Canadian lines were CDN $40 million. The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee. RJBank has $60 million in FHLB advances outstanding at March 31, 2007, which are comprised of long-term, fixed rate advances. RJBank had $1.07 billion in credit available from the FHLB at March 31, 2007.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: four in Turkey totaling $22.5 million and one in Argentina for $3 million, which had an outstanding balance of $1.8 million on March 31, 2007. At March 31, 2007 the aggregate unsecured settlement lines of credit available were $106 million, and there were no outstanding balances on these lines. The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At March 31, 2007, there were no outstanding performance guarantees in Turkey or Argentina.

The Company guarantees the existing mortgage debt of RJA of approximately $66.3 million. The Company guarantees interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to or guarantee obligations of RJTCF of up to $100 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At March 31, 2007, cash funded to invest in either loans or investments in project partnerships was $51.4 million. In addition, at March 31, 2007, RJTCF is committed to additional future fundings of $39.6 million related to project partnerships that have not yet been sold to various tax credit funds. RJTCF has also issued certain guarantees to various third parties related to elements of specific performance of certain project partnerships which have been sold to various tax credit funds. RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $4.9 million as of March 31, 2007.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit. RJY is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish tax court. Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has made provision in its consolidated financial statements for its estimate of the reasonable potential exposure for this matter. As of March 31, 2007, RJY had total capital of approximately $6.7 million, of which the Company owns approximately 73%.

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

Note 10 - Capital Transactions:

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended March 31, 2007:

	Number of	Average
Period	Shares Purchased (1)	Price Per Share

January 1, 2007 - January 31, 2007	17,034	$30.99
February 1, 2007 - February 28, 2007	-	-
March 1, 2007 - March 31, 2007	-	-
Total	17,034	$30.99

(1)
The Company does not have a formal stock repurchase plan. Shares are repurchased at the discretion of management pursuant to prior authorization from the Board of Directors. On May 20, 2004, the Board of Directors authorized purchases of up to $75 million. Since that date 417,334 shares have been repurchased for a total of $8.2 million, leaving $66.8 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock reaches or approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. During the three and six months ended March 31, 2007, the Company only purchased shares that were surrendered by employees as payment for option exercises.

Note 11 - Regulation and Capital Requirements:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Raymond James & Associates, Inc. (“RJA”), a member firm of the New York Stock Exchange (“NYSE”), is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not to exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, Raymond James Financial Services, Inc. (“RJFS”) and Heritage Fund Distributors, Inc. (“HFD”) have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at March 31, 2007 and September 30, 2006 was as follows:

	March 31,	September 30,
	2007	2006
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	23.54%	27.58%
Net capital	$335,888	$369,443
Less: required net capital	28,543	26,793
Excess net capital	$307,345	$342,650

At March 31, 2007 and September 30, 2006, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at March 31, 2007 and September 30, 2006 was as follows:

	March 31,	September 30,
	2007	2006
Raymond James Financial Services, Inc.:	(in 000's)
(alternative method elected)
Net capital	$62,847	$41,200
Less: required net capital	250	250
Excess net capital	$62,597	$40,950

At March 31, 2007 and September 30, 2006, HFD had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of HFD at March 31, 2007 and September 30, 2006 was as follows:

	March 31,	September 30,
	2007	2006
Heritage Fund Distributors, Inc.	(in 000’s)
(alternative method elected)
Net capital	$6,364	$1,669
Less: required net capital	250	250
Excess net capital	$6,114	$1,419

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning Level 1 or Level 2 at March 31, 2007 or September 30, 2006.

The Risk Adjusted Capital of RJ Ltd. was CDN$27,722,940 and CDN$42,841,000 at March 31, 2007 and September 30, 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of March 31, 2007 and September 30, 2006, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2007, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJBank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of March 31, 2007:
Total capital (to
risk-weighted assets)	$346,094	12.7%	$218,496	8.0%	$273,120	10.0%
Tier I capital (to
risk-weighted assets)	316,584	11.6%	109,248	4.0%	163,872	6.0%
Tier I capital (to
adjusted assets)	316,584	6.2%	204,326	4.0%	255,408	5.0%

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of September 30, 2006:
Total capital (to
risk-weighted assets)	$219,339	12.0%	$146,716	8.0%	$183,396	10.0%
Tier I capital (to
risk-weighted assets)	196,415	10.7%	73,358	4.0%	110,037	6.0%
Tier I capital (to
average assets)	196,415	6.4%	122,975	4.0%	153,719	5.0%

Note 12 - Earnings Per Share:

The following table presents the computation of basic and diluted earnings per share (in 000’s, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Net income	$59,715	$61,531	$119,110	$106,640

Weighted average common shares
outstanding during the period	115,702	113,194	115,015	112,053

Dilutive effect of stock options and awards (1)	2,985	3,218	3,243	2,993

Weighted average diluted common
shares (1)	118,687	116,412	118,258	115,046

Net income per share - basic	$0.52	$0.54	$1.04	$0.95

Net income per share - diluted (1)	$0.50	$0.53	$1.00	$0.93

Securities excluded from weighted average
common shares because their effect
would be antidulitive	570	-	387	-

(1)
Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock options, units and awards.

Note 13 - Derivative Financial Instruments:

The Company uses interest rate swaps as well as futures contracts as part of its fixed income business. These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the statement of income for the period. Any collateral exchanged as part of the swap agreement is recorded in Broker Receivables and Payables in the consolidated statement of financial condition for the period. At March 31, 2007 and September 30, 2006, the Company had outstanding interest rate derivative contracts with notional amounts of $2.8 billion and $2.3 billion, respectively. The notional amount of a derivative contract does not change hands; it is simply used as a reference to calculate payments. Accordingly, the notional amount of the Company’s derivative contracts outstanding at March 31, 2007 vastly exceeds the possible losses that could arise from such transactions. The net market value of all open swap positions at March 31, 2007 and September 30, 2006 was $17.4 million and $13 million, respectively.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company performs a credit evaluation of counterparties prior to entering into swap transactions and monitors their credit standings. Currently, the Company anticipates that all counterparties will be able to fully satisfy their obligations under those agreements. The Company may require collateral from counterparties to support these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. The Company is also exposed to interest rate risk related to its interest rate swap agreements. The Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio and basis, and volatility risks. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

Note 14 - Segment Information:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Revisions have been made in the segment disclosures for the three and six months ended March 31, 2006 to conform to the current period presentation. As a result, financial service fees revenue and investment advisory fees expense increased by approximately $3.2 million and $6.3 million, respectively, for the three and six months ended March 31, 2006 in the Asset Management segment. These revisions did not impact the Company’s net income for the three or six months ended March 31, 2006.

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

The Emerging Markets segment includes various joint ventures in Argentina, Turkey and Uruguay. These joint ventures operate in securities brokerage, investment banking and asset management.

The Stock Loan/Borrow segment involves the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary.

The Other segment includes various investment and corporate activities of the Company.

Information concerning operations in these segments of business is as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(000's)		(000's)
Revenues:
Private Client Group	$473,216	$416,905	$922,349	$792,650
Capital Markets	106,671	122,188	227,125	228,792
Asset Management	64,683	51,330	122,830	101,330
RJBank	56,377	22,664	106,779	40,518
Emerging Markets	16,653	12,040	28,450	25,849
Stock Loan/Borrow	14,652	14,139	29,711	25,755
Other	6,019	20,757	10,656	23,526
Total	$738,271	$660,023	$1,447,900	$1,238,420

Income Before Provision for Income Taxes:
Private Client Group	$51,359	$38,531	$105,369	$75,342
Capital Markets	10,737	22,085	27,451	36,660
Asset Management	16,700	11,103	31,455	22,117
RJBank	9,794	2,225	16,233	5,426
Emerging Markets	3,669	1,353	4,605	3,563
Stock Loan/Borrow	1,378	2,324	1,574	4,548
Other	(682)	17,689	34	18,989
Pre-tax Income	$92,955	$95,310	$186,721	$166,645

The following table presents the Company's total assets on a segment basis:

	March 31,	September 30,
	2007	2006
	(000's)
Total Assets:
Private Client Group *	$5,994,549	$5,370,018
Capital Markets **	1,605,620	1,369,479
Asset Management	150,366	76,684
RJBank	5,187,316	3,120,840
Emerging Markets	72,829	58,950
Stock Loan/Borrow	967,328	1,250,857
Other	187,361	269,822
Total	$14,165,369	$11,516,650

*	Includes $46 million of goodwill allocated pursuant to SFAS No. 142 "Goodwill and Other Intangible Assets".
**	Includes $17 million of goodwill allocated pursuant to SFAS No. 142.

The Company has operations in the United States, Canada, Europe and joint ventures in Turkey, Argentina and Uruguay. Substantially all long-lived assets are located in the United States. The following table represents revenue by country:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(000's)		(000's)
Revenues:
United States	$655,033	$573,909	$1,284,555	$1,069,853
Canada	57,709	61,911	114,100	116,566
Europe	10,066	12,673	22,657	27,946
Other	15,463	11,530	26,588	24,055
Total	$738,271	$660,023	$1,447,900	$1,238,420

The Company has $12.1 million of equity in emerging market joint ventures, which carry greater risk than amounts invested in developed markets.

Return to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business and Total Company Overview

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Company. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, the Company’s financial statements and accompanying notes to the financial statements.

The Company’s overall financial results continue to be highly and directly correlated to the direction and activity levels of the U.S. equity markets. Improved Financial Advisor metrics in the Private Client Group, an improving pipeline in investment banking, increased assets under management, dramatic growth at RJBank, and the recent improvement in the U.S. equity markets subsequent to quarter end are positive factors to be considered in regards to future revenues.

Results of Operations - Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

Total Company

Net revenues of $625.7 million represented a 5% increase over the prior year’s $596 million. This increase was driven primarily by Private Client Group commissions and increased interest earnings. Net income declined 3% to $59.7 million from $61.5 million for the quarter ended March 2006. Diluted earnings per share declined $0.03 or 6% to $0.50 per share. In comparing these results the impact of certain non-recurring gains should be considered. The prior year results included $16 million in gains on the sale of three seats on the NYSE and one seat on the Montreal Stock Exchange. These gains added $10.3 million, or $0.09 per diluted share, to that quarter’s results. Current year results included $4.5 million in gains on the sale of the Company’s interest in its joint venture in India and its Delta airplane leveraged lease. Those gains added $0.02 per diluted share to the current quarter’s results. Excluding these items earnings per diluted share were up 9% over the same quarter in the prior year.

Segments

The Company currently operates through the following seven business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and various corporate investments and expenses combined in the "Other" segment.

The following tables present the gross revenues and pre-tax income of the Company on a segment basis:

	Three Months Ended
	March 31,	March 31,	Percentage
	2007	2006	Change
	(in 000's)
Revenues:
Private Client Group	$473,216	$416,905	14%
Capital Markets	106,671	122,188	(13%)
Asset Management	64,683	51,330	26%
RJBank	56,377	22,664	149%
Emerging Markets	16,653	12,040	38%
Stock Loan/Borrow	14,652	14,139	4%
Other	6,019	20,757	(71%)
Total	$738,271	$660,023	12%

Income Before Provision for Income Taxes:
Private Client Group	$51,359	$38,531	33%
Capital Markets	10,737	22,085	(51%)
Asset Management	16,700	11,103	50%
RJBank	9,794	2,225	340%
Emerging Markets	3,669	1,353	171%
Stock Loan/Borrow	1,378	2,324	(41%)
Other	(682)	17,689	(104%)
Pre-tax Income	$92,955	$95,310	(2%)

Net Interest Analysis

The following table presents the net interest income of the Company for the periods indicated. The respective average rates are presented on an annualized basis:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	($ in 000's)		($ in 000's)
Interest Revenue
Margin balances:
Average balance	$1,368,937	$1,334,568	$1,368,906	$1,295,376
Average rate	7.7%	7.0%	7.8%	6.9%
Interest revenue - margin balances	26,252	23,468	53,506	44,589

Assets segregated pursuant to federal regulations:
Average balance	3,680,379	2,968,212	3,579,393	2,769,799
Average rate	5.3%	4.5%	5.3%	4.3%
Interest revenue - segregated assets	48,581	33,615	94,409	59,586

Raymond James Bank, FSB interest revenue:
Average earning assets	3,659,498	1,635,726	3,433,613	1,509,346
Average rate	6.1%	5.5%	6.2%	5.3%
Interest revenue - Raymond James Bank, FSB	56,206	22,558	106,499	40,264

Stock borrowed interest revenue	14,652	14,139	29,711	25,755

Interest revenue- variable interest entities	297	227	553	513
Other interest revenue	18,824	12,615	38,358	23,965

Total interest revenue	$164,812	$106,622	$323,036	$194,672

Interest Expense
Client interest program:
Average balance	$4,571,353	$3,811,362	$4,456,247	$3,610,174
Average rate	4.4%	3.4%	4.4%	3.2%
Interest expense - client interest program	50,152	32,628	98,291	58,497

Raymond James Bank, FSB interest expense:
Average interest bearing liabilities	3,393,808	1,455,981	3,192,931	1,333,180
Average rate	4.6%	3.7%	4.6%	3.5%
Interest expense - Raymond James Bank, FSB	38,821	13,466	73,285	23,264

Stock loaned interest expense	12,576	10,791	25,559	19,259

Interest expense- variable interest entities	1,909	1,529	3,652	2,529
Other interest expense	9,094	5,602	17,494	9,278

Total interest expense	$112,552	$64,016	$218,281	$112,827

Net interest income	$52,260	$42,606	$104,755	$81,845

Private Client Group

The Private Client Group (“PCG”) segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom. The Private Client Group Financial Advisors provide securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments, annuities and insurance products. This segment accounts for the majority of the Company's revenues (64% of total company revenues for the three months ended March 31, 2007). It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances. The Company primarily charges for the services provided to its Private Client Group clients based on commission schedules or through asset based advisory fees.

The success of the Private Client Group is dependent upon the quality and integrity of its Financial Advisors and support personnel and the Company's ability to attract, retain, and motivate a sufficient number of these associates. The Company faces competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. The Company currently offers several affiliation alternatives for Financial Advisors ranging from the traditional branch setting, under which the Financial Advisors are employees of the Company and the costs associated with running the branch are incurred by the Company, to the independent contractor model, under which the Financial Advisors are responsible for all of their own direct costs. Accordingly, the independent contractor Financial Advisors are paid a larger percentage of commissions and fees. By offering alternative models to potential and existing Financial Advisors, the Company is able to effectively compete with a wide variety of other brokerage firms for qualified Financial Advisors, as Financial Advisors can choose the model that best suits their practice and profile. For the past several years, the Company has focused on increasing its minimum production standards and recruiting Financial Advisors with high average production. The following table presents a summary of Private Client Group Financial Advisors as of the periods indicated:

	March 31,	December 31,	March 31,
	2007	2006	2006
Private Client Group - Financial Advisors:
Traditional Branch	1,235	1,218	1,192
Independent Contractor	3,233	3,281	3,479
Total Financial Advisors	4,468	4,499	4,671

PCG profits were up 33% on a 14% increase in revenues over the same quarter in the prior year. The $56 million increase in revenues was driven by $27 million increase in RJA employee commissions and an $11 million increase in RJFS independent contractor commissions, offset by a $2 million decrease in PCG commissions at RJ Ltd. RJA continues to add high producing Financial Advisors, with an increase of 37 individuals over the prior year. Average production within RJA PCG increased from $381,000 a year ago to $450,000. Although the number of Financial Advisors affiliated at RJFS has actually declined, average production has increased from $250,000 to nearly $300,000 during the past year. RJFS has made a significant investment in its recruiting staff, more than doubling the number of recruiting personnel over the prior year. RJ Ltd. has added 24 Financial Advisors since March 2006. The remainder of the increase in revenues is related to the increased interest income. The growth in profits exceeds the growth in revenues predominantly due to lower legal expenses within RJFS.

Although the percentage of the Company’s net interest attributed to the Private Client Group has declined from 64% in the prior year, it remains significant at 57%. This decline is due to the growth at RJBank. Actual net interest attributed to PCG was $30 million, up from $27 million in the prior year. This net interest is generated by customer balances, predominantly the net of earnings on margin loans and assets segregated pursuant to federal regulations less interest paid on customer cash balances. Margin balances have increased only slightly, thus the increase in rates and in the invested assets segregated pursuant to federal regulations were the predominant factors in the increased net interest earnings in this segment.

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; financial advisory services including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions. The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions account for over 51% of the segment’s revenues and are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the Company is involved. This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Commission revenues in the Capital Markets segment were down 13% from the prior year’s quarter, with a 16% decline in the U.S. institutional equity commissions more than offsetting modest increases in commissions from fixed income and the European offices. This decline was also the result of considerably lower syndicate volume and lower merger and acquisition fee volume than in the prior year. U.S. underwriting volume was relatively flat, however the related fees were up $3 million or 31%.

Trading profits declined $5 million, or 62%, from the prior year. Trading losses on equities were larger than historical norms and fixed income profits were approximately half of what they were in the prior year. The results in the Capital Markets segment are highly market dependent and reflect the volatile equity markets for the quarter ended March 2007.

	Three Months Ended
	March 31,	March 31,
	2007	2006
Number of managed/co-managed public equity offerings:
United States	20	21
Canada	8	5

Total dollars raised (in 000's):
United States	$4,984,000	$4,066,000
Canada (in U.S. dollars)	$188,000	$48,000

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

	March 31,	Dec. 31,	Sept. 30,	March 31,
	2007	2006	2006	2006
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$13,289,695	$12,951,956	$12,463,417	$12,727,040
Heritage Family of Mutual Funds	8,884,563	9,842,757	9,311,324	9,581,853
Raymond James Consulting Services	8,810,559	8,508,212	7,915,168	7,552,451
Awad Asset Management	755,685	1,028,454	996,353	1,176,690
Freedom Accounts	6,728,802	5,920,265	5,122,733	3,832,768
Total Assets Under Management	$38,469,304	$38,251,644	$35,808,995	$34,870,802

Less: Assets Managed for Affiliated Entities	4,575,138	4,320,643	3,991,281	3,672,474

Total Third Party Assets Under Management	$33,894,166	$33,931,001	$31,817,714	$31,198,328

Investment Advisory fees increased 16% over the same quarter in the prior year, with assets under management up 9%. Exclusive of the impact of the bank sweep, which moved $1.3 billion out of the Heritage money market to RJBank in March 2007, assets under management would have increased 13%. The most significant increase in assets under management was in Freedom, the managed mutual fund program, up nearly $2.9 billion, or 76%, over the prior year. Raymond James Consulting Services and Eagle Asset Management retail assets under management also increased. These increases were largely driven by the increase in overall client assets, a significant portion of which have been brought in by recently hired employee Financial Advisors.

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

Revenues at RJBank increased $34 million, or 149%, net interest income increased $8 million, or 91%, and pre-tax income increased $7.5 million, or 340%, over the same quarter in the prior year. These dramatic increases are the result of the increased loan and deposit balances at RJBank. In July 2006, RJA began to utilize a new RJBank sweep option for client cash balances that had been held in Heritage Cash Trust or in client brokerage accounts. The second phase of the RJBank sweep program was completed on March 24, 2007. In these first two phases, $2.6 billion was transferred to the RJBank sweep option from other sweep alternatives. This increase in customer deposits has enabled RJBank to increase its loan portfolio, both by the purchase of additional residential loan portfolios and an increase in commercial loan participations. RJBank now has assets totaling $5.2 billion and has been growing by $50 - 100 million per month in addition to the RJBank sweep initiative.

Emerging Markets

Emerging Markets includes the results of the Company’s joint ventures in Latin America and Turkey. The Company sold its interest in its joint venture in India during the quarter, recognizing a gain of $2.5 million. This gain accounts for the increase in pre-tax profits over the prior year. Commissions have declined since the prior year in both Turkey and Latin America, which was offset by increased investment banking revenue and trading profits in Latin America.

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

Stock Loan interest revenue is only slightly ($500,000) above the prior year, the result of higher rates on somewhat lower balances. Stock borrow interest expense is $2 million higher than in the previous year due to higher rates also on somewhat lower balances. Spreads narrowed 30 basis points over the prior year, negatively impacting this segment’s results.

Other

The other segment consists of earnings on corporate cash, private equity investments and other investments offset by expenses, predominantly holding company executive compensation. Current year results are not comparable to the same quarter in the prior year as the prior year included the gains on the sale of the NYSE and Montreal Stock Exchange seats. The current year included $2 million in gains on the sale of the Company’s investment in the Delta airplane leveraged lease which had been written off in prior fiscal years.

Results of Operations - Six Months Ended March 31, 2007 Compared with the Six Months Ended March 31, 2006

Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the six month comparison.

Total Company

For the first six months of fiscal 2007, the Company’s net revenues increased 9% to $1.23 billion, with net income increasing 12% to $119 million. Both periods included gains on nonrecurring sales. Fiscal 2006 included $16 million in pre-tax gains on the sale of NYSE and Montreal Stock Exchange seats, while fiscal 2007 includes only $4.5 million in pre-tax gains on the sale of the Company’s interest in its joint venture in India and its Delta airplane leveraged lease.

Segments

The Company currently operates through the following seven business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and various corporate investments combined in the "Other" segment.

The following tables present the revenues and pre-tax income of the Company on a segment basis (in 000’s):

	Six Months Ended
	March 31,	March 31,	Percentage
	2007	2006	Change
Revenues:
Private Client Group	$922,349	$792,650	16%
Capital Markets	227,125	228,792	(1%)
Asset Management	122,830	101,330	21%
RJBank	106,779	40,518	164%
Emerging Markets	28,450	25,849	10%
Stock Loan/Stock Borrow	29,711	25,755	15%
Other	10,656	23,526	(55%)
Total	$1,447,900	$1,238,420	17%

	Six Months Ended
	March 31,	March 31,	Percentage
	2007	2006	Change
Income Before Provision for Income Taxes:
Private Client Group	$105,369	$75,342	40%
Capital Markets	27,451	36,660	(25%)
Asset Management	31,455	22,117	42%
RJBank	16,233	5,426	199%
Emerging Markets	4,605	3,563	29%
Stock Loan/Stock Borrow	1,574	4,548	(65%)
Other	34	18,989	(100%)
Pre-tax Income	$186,721	$166,645	12%

Within Capital Markets, investment banking revenues have increased $11 million, or 16%, over the prior year’s first six months. The increase is predominantly due to unusually large mergers and acquisition fees in the first quarter of the current fiscal year.

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The items represented in the statement of financial condition are primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $14.2 billion at March 31, 2007 were up approximately 23% over September 30, 2006. Most of this increase is due to the significant increases in brokerage client cash deposits, leading to a similar increase in segregated cash balances on the asset side, and growth of RJBank, with the increased loan balances being largely funded by deposits. RJBank loan balances increased significantly as the Company continued to increase its use of a newly introduced bank sweep offering to brokerage customers. The Company initiated the first phase of this option in July 2006 and the second phase took place in March 2007. The Company plans to continue to expand use of this offering for the next several years, which will result in continued growth in RJBank balances. Other significant increases in assets were in trading securities, available for sale securities, and reverse repurchase agreements. The broker-dealer gross assets and liabilities, including trading inventory, stock loan/stock borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients fluctuate with the Company's business levels and overall market conditions.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended March 31, 2007 was approximately $140.4 million, primarily attributable to the increase in segregated assets (directly correlated to the increase in brokerage client deposits), an increase in securities inventory levels and receivables from clients, and a decrease in payables associated with the Company’s stock loan/borrowed business, securities sold under agreements to repurchase, and accrued compensation, commissions and benefits. This was offset by a decrease in receivables associated with the Company’s stock loan/borrowed business and an increase in payables to brokerage clients and to broker-dealers and clearing organizations.

Investing activities used $2.1 billion, which is primarily due to activity at RJBank, including loans originated and purchased, and purchases of securities under agreements to resell. This was offset by loan repayments at RJBank.

Financing activities provided $2.2 billion, the result of an increase in borrowings, an increase in deposits at RJBank and cash provided from the exercise of stock options and employee stock purchases. This was partially offset by the repayments of borrowings and the payment of cash dividends.

At March 31, 2007 and September 30, 2006 the Company had loans payable of $488.1 million and $141.6 million, respectively. The balance at March 31, 2007 is comprised primarily of a $66.3 million loan for its home-office complex, $60 million in Federal Home Loan Bank advances (RJBank), and various short-term borrowings totaling $361.8 million (used to fund increased levels of trading securities).

In addition, the Company and its subsidiaries have the following lines of credit: RJF has a committed $200 million line of credit, RJA has uncommitted bank lines of credit aggregating $485.1 million with commercial banks, Raymond James Credit Corporation has a line of credit for $25 million, and RJ Ltd. has a CDN$40 million uncommitted line of credit (see Note 7 to the Condensed Consolidated Financial Statements for further information on the Company's lines of credit). At March 31, 2007, the Company had $361.8 million in outstanding short-term borrowings under these lines of credit. The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee. RJBank has $60 million in FHLB advances outstanding at March 31, 2007, which are comprised of long-term, fixed rate advances. RJBank had $1.07 billion in credit available from the FHLB at March 31, 2007.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: four in Turkey totaling $22.5 million and one in Argentina for $3 million, which had an outstanding balance of $1.8 million on March 31, 2007. At March 31, 2007 the aggregate unsecured settlement lines of credit available were $106 million, and there were no outstanding balances on these lines. The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At March 31, 2007, there were no outstanding performance guarantees in Turkey or Argentina.

As of March 31, 2007, the Company's liabilities are comprised primarily of brokerage client payables of $5.2 billion at the broker-dealer subsidiaries and deposits of $4.7 billion at RJBank, as well as deposits held on stock loan transactions of $954.6 million. The Company primarily acts as an intermediary in stock borrowed/loan transactions. As a result, the liability associated with the stock loan transactions is related to the $853.3 million receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $4.4 billion in cash and assets segregated pursuant to federal regulations. The Company also has client brokerage receivables of $1.6 billion.

The Company will continue its implementation of a new cash sweep option available to its clients from RJBank. This new cash sweep option will require substantial capital to be contributed to RJBank to meet regulatory requirements, and therefore may require the Company to infuse an additional $150 to $200 million over the next several years for this purpose.

The Company has committed a total of $42.6 million, in amounts ranging from $200,000 to $2.0 million, to 40 different independent venture capital or private equity partnerships. As of March 31, 2007, the Company has invested $30.7 million of that amount and has received $26.7 million in distributions. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $12.2 million and has received $8.6 million in distributions as of March 31, 2007.

Management has been authorized by the Board of Directors to repurchase its common stock at their discretion for general corporate purposes. There is no formal stock repurchase plan at this time. In May 2004 the Board authorized the repurchase of up to $75 million of shares. As of March 31, 2007 the unused portion of this authorization was $66.8 million.

The Company has committed to lend to or guarantee obligations of its wholly owned subsidiary, RJ Tax Credit Funds, Inc. (“RJTCF”), of up to $100 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At March 31, 2007, cash funded to invest in either loans or investments in project partnerships was $51.4 million. In addition, at March 31, 2007, RJTCF is committed to additional future fundings of $39.6 million related to project partnerships that have not yet been sold to various tax credit funds.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations, should provide adequate funds for continuing operations.

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental"). The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The value of this leveraged lease with Continental was approximately $10.6 million as of March 31, 2007. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014.

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

The Company was also the lessor in a leveraged commercial aircraft transaction with Delta Air Lines, Inc. (“Delta”). Delta filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pre-tax charge in 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company had taken a $4 million pre-tax charge in 2004 to partially reserve for this investment. No amount of these charges represented a cash expenditure. During the three months ended March 31, 2007, the Company sold its interest in the Delta transaction for $2 million, which was recognized as a pre-tax gain within Other Revenue. Upon closing, certain income tax obligations of approximately $8.5 million were accelerated and paid during the quarter. These tax payments did not result in a charge to earnings in the current period, as these amounts were previously recorded as deferred tax liabilities.

The Company’s Turkish affiliate was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. This affiliate is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish tax court. Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology from the prior year’s audit and the pending litigation. As of March 31, 2007, this affiliate had total capital of approximately $6.7 million, of which the Company owns approximately 73%.

As of March 31, 2007 all of the Company's domestic broker-dealer subsidiaries exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd. exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action. There have been no significant changes in circumstances since year-end that have affected the capital of any of the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

The Company has contractual obligations of approximately $2.6 billion, with $2.1 billion coming due in the next twelve months related to its short and long-term debt, non-cancelable lease agreements, partnership investments, unfunded commitments to extend credit, a stadium naming rights agreement, and $1.5 billion in commitments related to RJBank's letters of credit and lines of credit. Commitments related to letters of credit and lines of credit may expire without being funded in whole or part, therefore these amounts are not estimates of future cash flows (see Note 9 to the Condensed Consolidated Financial Statements for further information on the Company’s commitments).

Effects of Inflation

The Company's assets are primarily liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses, including employee compensation, communications and occupancy, which may not be readily recoverable through charges for services provided by the Company.

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, recruiting efforts, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006 and in Item 1A of Part II of this report on Form 10-Q. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

	March 31, 2007
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)

Cash trading instruments	$628,320	$209,357
Derivative contracts	25,825	8,414
Available for sale securities	488,046	-
Total	$1,142,191	$217,771

Cash Trading Instruments, Available for Sale Securities and Derivative Contracts

When available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations to derive the fair value of the instruments. For investments in illiquid, privately held or other securities that do not have readily determinable fair values, the Company uses estimated fair values as determined by management. Fair values for derivative contracts are obtained from pricing models that consider current market and contractual prices for the underlying financial instruments, as well as time value and yield curve or volatility factors underlying the positions. The following table presents the carrying value of cash trading instruments, available for sale securities, and derivative contracts for which fair value is measured based on quoted prices or other independent sources versus those for which fair value is determined by management:

	March 31, 2007
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)
Fair value based on quoted prices and independent sources	$1,116,366	$209,357
Fair value determined by Management	25,825	8,414
Total	$1,142,191	$217,771

Investment in Leveraged Lease

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental"). The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The value of this leveraged lease with Continental was approximately $10.6 million as of March 31, 2007. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014.

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

The Company was also the lessor in a leveraged commercial aircraft transaction with Delta Air Lines, Inc. (“Delta”). Delta filed for bankruptcy protection on September 14, 2005. Accordingly, the Company recorded a $6.5 million pre-tax charge in 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta. The Company had taken a $4 million pre-tax charge in 2004 to partially reserve for this investment. No amount of these charges represented a cash expenditure. During the three months ended March 31, 2007, the Company sold its interest in the Delta transaction for $2 million, which was recognized as a pre-tax gain within Other Revenue. Upon closing, certain income tax obligations of approximately $8.5 million were accelerated and paid during the quarter. These tax payments did not result in a charge to earnings in the current period, as these amounts were previously recorded as deferred tax liabilities.

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

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of March 31, 2007, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS No. 5, “Accounting for Contingencies”, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At March 31, 2007, the amortized cost of all RJBank loans was $3.0 billion and an allowance for loan losses of $25.3 million was recorded against that balance. RJBank also has $4.2 million in reserves for off-balance sheet exposures maintained in Trade and Other Payables. The total allowance for losses and reserves for unfunded commitments is equal to 0.97% of the amortized cost of the loan portfolio.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At March 31, 2007 the receivable from Financial Advisors was $98.3 million, which is net of an allowance of $3.7 million for estimated uncollectibility.

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

Return to Index

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

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations. The Company's broker-dealer subsidiaries, primarily RJA, trade tax exempt and taxable debt obligations and act as an active market maker in approximately 342 over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

See Note 3 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making and proprietary trading activities.

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits; limits are established both for categories of securities (e.g., OTC equities, high yield securities, municipal bonds) and for individual traders. As of March 31, 2007 the absolute fixed income and equity inventory limits were $1,955,000,000 and $82,275,000, respectively. The Company's trading activities were well within these limits at March 31, 2007. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate risk, spread, ratio and basis risk and volatility. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

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

To calculate VaR, the Company uses historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that the Company could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year. During the six months ended March 31, 2007, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR two times. This is consistent with the model and its business-as-usual assumptions.

However, trading losses on a single day could exceed the reported VaR by significant amounts in unusually volatile markets and might accumulate over a longer time horizon, such as a number of consecutive trading days. Accordingly, management employs additional interest rate risk controls including position limits, a daily review of trading results, review of the status of aged inventory, independent controls on pricing, monitoring of concentration risk, and review of issuer ratings.

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional fixed income portfolio during the six months ended March 31, 2007, with the corresponding dollar value of the Company's portfolio.

	Six months ended March 31, 2007			VaR at
($ in 000's)	High	Low	Daily Average	March 31, 2007	September 30, 2006
Daily VaR	$859	$295	$443	$379	$483
Related Portfolio Value (net)*	$361,767	$397,861	$381,759	$341,857	$312,917
VaR as a percent of Portfolio Value	0.24%	0.07%	0.12%	0.11%	0.15%

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

Additional information is discussed under Derivative Financial Instruments in Note 13 of the Notes to the Condensed Consolidated Financial Statements.

RJBank maintains an earning asset portfolio that is comprised of mortgage, corporate and consumer loans, as well as mortgage-backed securities, securities purchased under resale agreements, and other investments. Those earning assets are funded in part by its obligations to clients, including demand deposits, money market accounts, savings accounts, and certificates of deposit as well as by FHLB advances. Based on the current earning asset portfolio of RJBank, market risk for RJBank is limited primarily to interest rate risk. RJBank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios. The following table represents the carrying value of RJBank's assets and liabilities that are subject to market risk. This table does not include financial instruments with limited market risk exposure due to offsetting asset and liability positions, short holding periods or short periods of time until the interest rate resets.

RJBank Financial Instruments with Market Risk (as described above, in 000's):

	March 31, 2007	September 30, 2006

Mortgage-backed securities	$280,443	$151,437
Loans receivable, net	1,576,584	1,282,504
Total assets with market risk	$1,857,027	$1,433,941

Certificates of deposit	$235,842	$255,360
Federal Home Loan Bank advances	60,000	60,000
Total liabilities with market risk	$295,842	$315,360

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 8.65% in the first year after the rate increase, whereas a downward shift of the same magnitude would increase RJBank's net interest income by 6.31%. These sensitivity figures are based on positions as of March 31, 2007, and are subject to certain simplifying assumptions, including that management takes no corrective action.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 26 traders. The average aggregate inventory held for proprietary trading during the three months ended March 31, 2007 was CDN$6,930,000. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

Return to Index

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
Return to Index

Item 1. LEGAL PROCEEDINGS

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit. RJY is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish tax court. Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has made provision in its consolidated financial statements for its estimate of the reasonable potential exposure for this matter. As of March 31, 2007, RJY had total capital of approximately $6.7 million, of which the Company owns approximately 73%.

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

Return to Index

Item 1A. RISK FACTORS

In addition to the “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, the Company’s operations and financial results are also subject to risks and uncertainties related to its use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including, without limitation, workers’ compensation, general liability, and the Company-funded portion of employee-related health care benefits. The Company’s exposure to these risks and uncertainties could adversely affect its business, financial condition, results of operations, cash flows, and the trading price of its common stock.

Return to Index

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

Return to Index

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proxies for the Annual meeting of Shareholders held on February 15, 2007 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended. Matters voted upon at the Annual Meeting of Shareholders were as follows:

1.     The election of nine directors to the Board of Directors to hold office for a term of one year. There was no solicitation in opposition to the nominees and all such nominees were elected.

	For	Withheld
Biever, Angela M.	106,372,995	2,228,765
Godbold, Francis S.	83,506,379	25,095,381
Habermeyer, H. William	106,377,067	2,224,693
Helck, Chet B.	83,339,883	25,261,877
James, Thomas A.	83,649,224	24,952,536
Marshall, Paul W.	93,254,533	15,347,227
Reilly, Paul C.	83,246,552	25,355,208
Shields, Kenneth A.	80,169,721	28,432,039
Simmons, Hardwick	106,004,917	2,596,843

A significant number of the votes withheld from Paul C. Reilly and the “inside” directors were the result of Institutional Shareholder Services (“ISS”) corporate governance policies for 2007. ISS considered Mr. Reilly, the Chairman and CEO of Korn Ferry International, to be an affiliated outside director because that firm provided executive recruiting engagements for the Company, as disclosed in the Company’s 2007 Proxy Statement. ISS categorizes executive recruiting as a professional service similar to accounting or legal services. ISS recommended withholding votes not only for Mr. Reilly, but for all “inside” directors as well, due to his affiliated designation.

     For 2007, ISS has adopted a $10,000 de minimis threshold. During fiscal 2006, the Company’s Canadian subsidiary paid Korn Ferry approximately $215,000 in connection with four recruiting engagements, none of which involved an executive officer of the Company. The amount paid to Korn Ferry represented 0.038% of its fiscal 2006 revenues of $551.7 million. Under the New York Stock Exchange’s rules, the Company’s Board of Directors determined that Korn Ferry’s engagements did not constitute a material relationship since the dollar amount paid to Korn Ferry by the Company did not exceed the greater of $1 million or two percent of Korn Ferry’s revenues during any of the past three years. The Company engaged Korn Ferry twice in fiscal 2005 paying it a total of $218,000 for its services, while Korn Ferry’s revenues were over $476 million in fiscal 2005. The Company did not use Korn Ferry’s services in fiscal year 2004. The Company believes that ISS’s position with respect to Korn Ferry’s and Mr. Reilly’s relationship with the Company remains unduly restrictive and inappropriate because it eliminates the exercise of business judgment on the part of the Company’s Board with respect to Mr. Reilly’s independence.

2.     To ratify the appointment of KPMG, LLP by the Audit Committee of the Board of Directors as the Company’s independent registered public accounting firm.

For	Against	Abstain
108,332,051	161,098	108,611

3.     To approve the 2007 Stock Bonus Plan.

For	Against	Abstain
80,486,607	11,731,775	787,314

4.     To approve the 2007 Stock Option Plan for Independent Contractors.

For	Against	Abstain
65,549,966	26,623,082	832,647

5.     To approve an amendment to the 2005 Restricted Stock Plan to increase the number of shares by 2,000,000.

For	Against	Abstain
80,529,137	11,662,718	813,841

Return to Index

Item 6. EXHIBITS

10.1*
Amended and Restated 2005 Raymond James Financial, Inc. Restricted Stock Plan, incorporated by reference to Appendix D to Definitive 2007 Proxy Statement, filed on January 16, 2007, File No. 0000720005.

10.2*
The 2007 Raymond James Financial, Inc. Stock Bonus Plan effective February 15, 2007, incorporated by reference to Appendix B to Definitive 2007 Proxy Statement, filed on January 16, 2007, File No. 0000720005.

10.3
The 2007 Raymond James Financial, Inc. Stock Option Plan for Independent Contractors effective February 15, 2007, incorporated by reference to Appendix C to Definitive 2007 Proxy Statement, filed on January 16, 2007, File No. 0000720005.

10.9.3	Amendment No. 2 and Waiver to Amended and Restated Revolving Credit Agreement, dated as of April 16, 2007, filed herewith.

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

* Indicates a management contract or compensatory plan or arrangement in which a director or named executive officer participates.

Return to Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 10, 2007	/s/ Thomas A. James
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

Date: May 10, 2007

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

Date: May 10, 2007

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Raymond James Financial, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas A. James, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2007

 /s/ THOMAS A. JAMES
Thomas A. James
Chief Executive Officer

 Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Raymond James Financial, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey P. Julien, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2007

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Chief Financial Officer