Form 10-Q
period 2007-08-09
RAYMOND JAMES FINANCIAL INC
filed 2007-08-09
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2007

or

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

119,578,344 shares of Common Stock as of August 6, 2007

Return to Index
PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	September 30,
	2007	2006
	(in thousands)
Assets:
Cash and cash equivalents	$745,003	$641,691
Assets segregated pursuant to federal regulations	3,749,872	3,189,900
Securities purchased under agreements to resell	1,723,172	776,863
Securities owned:
Trading securities, at fair value	737,580	485,771
Available for sale securities, at fair value	527,585	280,580
Other investments, at fair value	85,160	66,726
Receivables:
Brokerage clients, net	1,708,549	1,504,607
Stock borrowed	1,382,233	1,068,102
Bank loans, net	3,427,240	2,262,832
Brokers-dealers and clearing organizations	449,175	210,443
Other	299,103	290,294
Investments in real estate partnerships- held by variable interest entities	219,887	227,963
Property and equipment, net	155,055	142,780
Deferred income taxes, net	96,132	94,957
Deposits with clearing organizations	31,350	30,780
Goodwill	62,575	62,575
Investment in leveraged lease, net	10,150	10,882
Prepaid expenses and other assets	261,380	168,904

	$15,671,201	$11,516,650
Liabilities and Shareholders' Equity:
Loans payable	$552,104	$141,638
Loans payable related to investments by variable interest entities in real estate partnerships	114,937	193,647
Payables:
Brokerage clients	5,331,386	4,552,227
Stock loaned	1,502,335	1,235,104
Bank deposits	5,024,546	2,806,880
Brokers-dealers and clearing organizations	228,101	79,646
Trade and other	141,324	138,091
Trading securities sold but not yet purchased, at fair value	342,919	94,009
Securities sold under agreements to repurchase	197,627	301,110
Accrued compensation, commissions and benefits	304,538	321,224
Income taxes payable	9,864	34,294

	13,749,681	9,897,870

Minority interests	241,356	154,911

Shareholders' equity:
Preferred stock; $.10 par value; authorized
10,000,000 shares; issued and outstanding -0- shares	-	-
Common stock; $.01 par value; authorized 180,000,000 shares; issued 120,508,583 at
June 30, 2007 and 117,655,883 at September 30, 2006	1,173	1,150
Shares exchangeable into common stock; 273,042
at June 30, 2007 and 362,197 at September 30, 2006	3,504	4,649
Additional paid-in capital	262,357	205,198
Retained earnings	1,409,498	1,258,446
Accumulated other comprehensive income	19,103	12,095
	1,695,635	1,481,538
Less: 989,691 and 1,270,015 common shares in treasury, at cost	15,471	17,669
	1,680,164	1,463,869
	$15,671,201	$11,516,650

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Securities commissions and fees	$462,047	$424,594	$1,281,204	$1,186,079
Investment banking	51,818	44,075	131,682	112,645
Investment advisory fees	51,754	46,371	152,487	132,603
Interest	191,691	125,860	514,727	320,532
Net trading profits	7,050	5,671	16,434	19,717
Financial service fees	30,285	41,596	91,683	96,004
Other	28,108	26,498	82,436	85,505

Total revenues	822,753	714,665	2,270,653	1,953,085

Interest expense	134,093	81,689	352,374	194,516
Net revenues	688,660	632,976	1,918,279	1,758,569

Non-Interest Expenses:
Compensation, commissions and benefits	462,459	429,224	1,299,862	1,195,488
Communications and information processing	28,828	25,858	83,080	77,152
Occupancy and equipment costs	19,983	18,701	59,849	54,213
Clearance and floor brokerage	8,180	8,781	22,662	19,607
Business development	22,416	21,782	66,252	58,608
Investment advisory fees	12,111	10,616	34,615	30,024
Other	29,156	23,685	60,686	67,064
Total non-interest expenses	583,133	538,647	1,627,006	1,502,156

Income before minority interest and provision for income taxes	105,527	94,329	291,273	256,413

Minority interest	(4,371)	(2,173)	(5,346)	(6,734)

Income before provision for income taxes	109,898	96,502	296,619	263,147

Provision for income taxes	41,545	39,728	109,156	99,733

Net income	$68,353	$56,774	$187,463	$163,414

Net income per share-basic	$0.59	$0.50	$1.63	$1.45
Net income per share-diluted	$0.57	$0.48	$1.58	$1.41
Weighted average common shares
outstanding-basic	116,135	113,464	115,353	112,376
Weighted average common and common
equivalent shares outstanding-diluted	119,140	116,960	118,425	115,556

Cash dividend declared per common share	$0.10	$0.08	$0.30	$0.24

Net income	$68,353	$56,774	$187,463	$163,414
Other Comprehensive Income:
Net unrealized (loss) gain on available
for sale securities, net of tax	(954)	35	(834)	(88)
Net unrealized gain on interest rate swaps
accounted for as cash flow hedges, net of tax	-	2	-	44
Net change in currency translations	9,190	2,689	7,842	1,348
Total comprehensive income	$76,589	$59,500	$194,471	$164,718

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
(continued on next page)

	Nine Months Ended
	June 30,	June 30,
	2007	2006
Cash Flows from operating activities:
Net income	$187,463	$163,414
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	16,310	14,474
Excess tax benefits from stock-based payment arrangements	(1,781)	(1,312)
Deferred income taxes	(2,673)	(6,441)
Unrealized loss, premium and discount amortization
on available for sale securities and other securities	673	123
Loss on sale of property and equipment	13	1,046
Gain on sale of loans available for sale	(397)	(303)
Gain on sale of joint venture interest	(2,559)	-
Provision for loan loss, legal proceedings, bad debts and other accruals	17,169	26,607
Stock-based compensation expense	27,089	17,253

(Increase) decrease in operating assets:
Assets segregated pursuant to federal regulations	(559,972)	(874,439)
Receivables:
Brokerage clients, net	(205,536)	(105,090)
Stock borrowed	(314,131)	29,696
Brokers-dealers and clearing organizations	(238,732)	(109,516)
Other	(87,014)	(46,280)
Securities purchased under agreements to resell, net
of securities sold under agreements to repurchase	(154,792)	102,613
Trading securities, net	(4,854)	(257,494)
Prepaid expenses and other assets	(17,781)	(44,174)

Increase (decrease) in operating liabilities:
Payables:
Brokerage clients	779,159	877,422
Stock loaned	267,231	218,603
Brokers-dealers and clearing organizations	148,455	(57,972)
Trade and other	27,507	8,607
Accrued compensation, commissions and benefits	(15,941)	(24,646)
Income taxes payable	(23,073)	15,873
Minority interest	(5,346)	(6,734)

Net cash used in operating activities	(163,513)	(58,670)

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
(continued from previous page)

	Nine Months Ended
	June 30,	June 30,
	2007	2006

Cash Flows from investing activities:
Additions to property and equipment, net	(30,062)	(22,409)
Proceeds from sale of joint venture interest, net of cash disposed	3,514	-
Loan originations and purchases	(2,594,200)	(1,623,799)
Loan repayments	1,388,809	699,807
Proceeds from sale of loans available for sale	29,396	11,613
Purchases of other investments	(18,434)	(66,815)
Investments in real estate partnerships-held by variable
interest entities	(16,818)	(48,665)
Loans to investor member of variable interest entities related to
investments in real estate partnerships	-	(3,985)
Repayments of loans by investor members of variable interest entities
related to investments in real estate partnerships	12,780	10,898
Securities purchased under agreements to resell, net	(895,000)	-
Sales of available for sale securities	81	227
Purchases of available for sale securities	(325,096)	(9,721)
Available for sale securities maturations and repayments	75,995	45,945

Net cash used in investing activities	(2,369,035)	(1,006,904)

Cash Flows from financing activities:
Proceeds from borrowed funds, net	426,900	413,033
Repayments of mortgage and borrowings, net	(15,233)	(2,820)
Proceeds from borrowed funds related to investments by variable interest
entities in real estate partnerships	5,202	4,820
Repayments of borrowed funds related to investments by variable interest
entities in real estate partnerships	(36,339)	(5,384)
Proceeds from capital contributed to variable interest entities related to
investments in real estate partnerships	58,816	56,011
Minority interest	(29,479)	(19,731)
Exercise of stock options and employee stock purchases	32,811	28,321
Increase in bank deposits	2,217,666	372,384
Purchase of treasury stock	(1,350)	(5,100)
Cash dividends on common stock	(36,411)	(27,841)
Excess tax benefits from stock-based payment arrangements	1,781	1,312

Net cash provided by financing activities	2,624,364	815,005

Currency adjustment:
Effect of exchange rate changes on cash	7,842	1,348
Net increase (decrease) in cash and cash equivalents	99,658	(249,221)
Cash reduced by deconsolidation of variable interest entity related to
investments in real estate partnerships	(291)	-
Cash resulting from consolidation of limited partnerships	3,945	-
Cash and cash equivalents at beginning of period	641,691	881,133

Cash and cash equivalents at end of period	$ 745,003	$ 631,912

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 349,101	$ 191,274
Cash paid for taxes	$ 128,364	$ 90,329

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

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

Effective October 1, 2006, the Company adopted Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” for partnerships created before and not subsequently modified after June 29, 2005.  As a result, the Company consolidated three partnerships beginning in the three months ended December 31, 2006.  As of June 30, 2007, these partnerships had assets of approximately $81.8 million.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted.  These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006.  To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses.  Actual results could differ from those estimates.  Certain revisions and reclassifications have been made to the unaudited condensed consolidated financial statements of the prior period to conform to the current period presentation.  As a result, financial service fees revenue and investment advisory fees expense increased by approximately $3.3 million and $9.6 million, respectively, for the three and nine months ended June 30, 2006.  These revisions did not impact the Company’s net income for the three or nine months ended June 30, 2006.

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

In July 2006, the FASB issued Staff Position (“FSP”) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP FAS 13-2”).  This FSP addresses how a change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease.  FSP FAS 13-2 is effective for fiscal years beginning after December 15, 2006 (October 1, 2007 for the Company).  The Company does not expect this FSP to have a material impact on its consolidated financial statements for the fiscal year ending September 30, 2008.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (October 1, 2008 for the Company), and interim periods within those fiscal years. The Company does not expect SFAS 157 to have a material impact on the consolidated financial statements of the Company.

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

In April 2007, the FASB issued Staff Position FIN No. 39-1, "Amendment of FASB Interpretation No. 39." FSP FIN No. 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  FSP FIN No. 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for the Company), with early application permitted.  The Company is currently evaluating the impact the adoption of FSP FIN No. 39-1 will have on its consolidated financial statements.

In May 2007, the FASB issued FSP FIN No. 46R-7, "Application of FASB Interpretation No. 46(R) to Investment Companies." FSP FIN No. 46R-7 amends the scope of the exception to FIN 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN 46R. This interpretation is effective for fiscal years beginning on or after December 15, 2007 (October 1, 2008 for the Company). The Company is currently evaluating the impact the adoption of FSP FIN No. 46R-7 will have on its consolidated financial statements.

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies." This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide"). Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting). This SOP is effective for fiscal years beginning on or after December 15, 2007 (October 1, 2008 for the Company), with early application encouraged. The Company is currently evaluating the impact the adoption of SOP 07-1 will have on its consolidated financial statements.

Note 3 – Trading Securities and Trading Securities Sold But Not Yet Purchased:

	June 30, 2007		September 30, 2006
		Securities		Securities
		Sold but		Sold but
	Trading	Not yet	Trading	Not yet
	Securities	Purchased	Securities	Purchased
	(in 000's)

Marketable:
Municipal obligations	$ 296,289	$ -	$ 192,028	$ 5
Corporate obligations	113,761	90	134,431	968
Government obligations	53,903	158,684	37,793	31,636
Agencies	184,282	123,984	68,380	34,023
Total debt securities	648,235	282,758	432,632	66,632

Derivative contracts	39,295	12,292	20,904	8,309
Equity securities	45,509	47,869	29,532	19,068
Other securities	4,541	-	2,703	-
Total	$ 737,580	$ 342,919	$ 485,771	$ 94,009

Mortgage-backed securities of $192.7 million and $77.1 million at June 30, 2007 and September 30, 2006, respectively, are included in Corporate obligations and Agencies in the table above.  Mortgage-backed securities sold but not yet purchased of $124 million and $34 million at June 30, 2007 and September 30, 2006, respectively, are included in Agencies in the table above.

Note 4 – Available For Sale Securities:

Available for sale securities are comprised primarily of collateralized mortgage obligations, mortgage related debt, and certain equity securities held by the Company's non-broker-dealer subsidiaries, principally Raymond James Bank, F.S.B. (“RJBank”).  There were no material proceeds from the sale of securities available for sale for the three and nine months ended June 30, 2007 and 2006.

        The amortized cost and estimated market values of securities available for sale at June 30, 2007 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(in 000's)

Agency collateralized mortgage obligations	$ 202,764	$ 481	$ (77)	$ 203,168
Non-agency collateralized mortgage obligations	324,471	59	(1,205)	323,325
Other	1,073	20	(1)	1,092
	$ 528,308	$ 560	$ (1,283)	$ 527,585

         The amortized cost and estimated market values of securities available for sale at September 30, 2006 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(in 000's)

Agency collateralized mortgage obligations	$ 140,888	$ 461	$ (27)	$ 141,322
Non-agency collateralized mortgage obligations	137,753	330	(156)	137,927
Other	1,306	26	(1)	1,331
	$ 279,947	$ 817	$ (184)	$ 280,580

Note 5 – Variable Interest Entities (“VIEs”):

Under the provisions of FIN 46R the Company has determined that Raymond James Employee Investment Funds I and II (the “EIF Funds”), Comprehensive Software Systems, Inc. (“CSS”), certain entities in which Raymond James Tax Credit Funds, Inc. (“RJTCF”) owns variable interests, various partnerships involving real estate, and a trust fund established for employee retention purposes are VIEs.  Of these, the Company has determined that the EIF Funds, certain tax credit fund partnerships/LLCs, and the trust fund should be consolidated in the financial statements as the Company is the primary beneficiary.

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships.  The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company.  The Company makes non-recourse loans to these employees for two-thirds of the purchase price per unit.  The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $16.3 million at June 30, 2007.  None of those assets act as collateral for any obligations of the EIF Funds.  The Company's exposure to loss is limited to its contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral.  At June 30, 2007 that exposure is approximately $5.7 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. CSS had assets of $3.8 million at June 30, 2007.  As of June 30, 2007, the Company owns approximately 42% of CSS.  The Company's exposure to loss is limited to its capital contributions.  The Company is not the primary beneficiary of CSS and accounts for its investment using the equity method of accounting.  The carrying value of the Company’s investment in CSS is zero at June 30, 2007.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 47 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits.  As of June 30, 2007, 44 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 1.0%.

RJTCF has concluded that it is the primary beneficiary in approximately one quarter of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $271.2 million at June 30, 2007. None of those assets act as collateral for any obligations of these funds.  The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at June 30, 2007, that exposure is approximately $5.3 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate these funds.  The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at June 30, 2007, that exposure is approximately $24.6 million.

The three remaining tax credit housing funds that have been determined not to be VIEs are wholly owned by RJTCF and are included in the Company’s consolidated financial statements.  As of June 30, 2007, only two of these funds had any material activity.  These funds typically hold interests in certain tax credit limited partnerships for less than 90 days and had assets of approximately $8.4 million at June 30, 2007.

As of June 30, 2007, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner.  The Company is not the primary beneficiary of these partnerships and accordingly the Company does not consolidate these partnerships.  These partnerships have assets of approximately $22.3 million at June 30, 2007.  The Company's exposure to loss is limited to its capital contributions.  The carrying value of the Company's investment in these partnerships is not material at June 30, 2007.

One of the Company’s restricted stock plans is associated with a trust fund which was established through the Company’s wholly owned Canadian subsidiary.  This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary.  For financial statement purposes, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $6.5 million at June 30, 2007.  None of those assets are specifically pledged as collateral for any obligations of the trust fund.  The Company's exposure to loss is limited to its contributions to the trust fund and at June 30, 2007, that exposure is approximately $6.5 million.

Note 6 – Bank Loans, Net and Deposits:

Bank Loans, Net

Bank client receivables are comprised of loans originated or purchased by RJBank and include commercial and residential mortgage loans, as well as consumer loans.  These receivables are generally collateralized by first or second mortgages on residential property, real property, or assets of the borrower.  The following table provides a summary of RJBank's loans receivable at June 30, 2007 and September 30, 2006:

	June 30,	September 30,
	2007	2006
	(in 000's)

Residential mortgage loans	$ 1,775,821	$ 1,322,911
Commercial loans	1,683,552	960,977
Consumer loans	3,970	1,917
	3,463,343	2,285,805

Allowance for loan losses	(30,553)	(18,694)
Unearned income, net of deferred expenses	(5,550)	(4,279)

	$ 3,427,240	$ 2,262,832

Changes in the allowance for loan losses and reserve for unfunded lending commitments at RJBank for the nine months ended June 30, 2007 and June 30, 2006 are as follows:

	June 30,	June 30,
	2007	2006
	(in 000's)

Balance, beginning of year	$ 22,738	$ 9,030
Provision charged to operations	13,064	9,677
Charge-offs	(176)	-
Recoveries	-	9
Balance, end of period	$ 35,626	$ 18,716

        Charge-offs for the three months ended June 30, 2007 were $131,000.

Bank Deposits

Bank deposits include demand deposits, savings and money market accounts and certificates of deposit.  The following table presents a summary of bank deposits at June 30, 2007 and September 30, 2006:

	June 30,		September 30,
	2007		2006
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	($ in 000's)

Bank deposits:
Demand deposits - interest bearing	$ 4,504	1.58%	$ 6,088	1.95%
Demand deposits - non-interest bearing	3,354	-	2,538	-
Savings and money market accounts	4,777,171	4.60%	2,542,894	4.59%
Certificates of deposit (1)	239,517	4.70%	255,360	4.49%
Total bank deposits	$ 5,024,546	4.60%	$ 2,806,880	4.57%

(1)	Certificates of deposit in amounts of $100,000 or more at June 30, 2007 and September 30, 2006 were $70,410,944 and $72,067,000, respectively.

Certificates of deposit issued have remaining maturities at June 30, 2007 and September 30, 2006, as follows:

	June 30,	September 30,
	2007	2006
	(in 000's)

One year or less	$ 126,693	$ 125,622
One to two years	44,271	50,427
Two to three years	37,765	36,306
Three to four years	15,354	24,885
Four to five years and thereafter	15,434	18,120
Total	$ 239,517	$ 255,360

Note 7 - Borrowings:

Loans payable at June 30, 2007 and September 30, 2006 are presented below:

	June 30,	September 30,
	2007	2006
	(in 000's)
Short-term Borrowings:
Borrowings on lines of credit (1)	$ 431,490	$ 13,040
Current portion of mortgage note payable	2,693	2,746
Federal Home Loan Bank advances (3)	5,000	-
Total short-term borrowings	439,183	15,786

Long-term Borrowings:
Mortgage note payable (2)	62,921	65,852
Federal Home Loan Bank advances (3)	50,000	60,000
Total long-term borrowings	112,921	125,852

Total loans payable	$ 552,104	$ 141,638

(1)
The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”).  At June 30, 2007, the aggregate domestic lines were $1.21 billion and CDN $40 million, respectively.  During the three months ended June 30, 2007, the Company entered into a $500 million uncommitted tri-party repurchase agreement line of credit.  Under this agreement, the Company pledges certain of its trading inventory as collateral against borrowings on this line.   The required market value of the collateral is generally 102% of the cash borrowed.  The rate is set each day at 20 basis points over the opening Fed Funds rate and this agreement can be terminated by either party on any business day.  The outstanding balances against these lines of credit at June 30, 2007 were $426.9 million and CDN $3.5 million, respectively.  The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. For the three months ended June 30, 2007, interest rates on the lines of credit ranged from 5.25% to 6.259%. For the three months ended June 30, 2006, interest rates on the lines of credit ranged from 4.75% to 6.763%.   In addition, the Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit.  The Company has guaranteed certain of these settlement lines of credit as follows: four in Turkey totaling $22.5 million and one in Argentina for $3 million. On June 30, 2007, there was an outstanding balance of $313,000 on the settlement lines in Turkey.  At June 30, 2007 the aggregate unsecured settlement lines of credit available were $77.5 million, and there were outstanding balances of $989,000 on these lines.  The interest rates for these lines of credit ranged from 9% to 21%.

(2)
Mortgage note payable evidences a mortgage loan for the financing of the Company's home office complex.  The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $71.5 million at June 30, 2007.

(3)
RJBank has $55 million in FHLB advances outstanding at June 30, 2007, which are comprised of one short-term, fixed rate advance and several long-term, fixed rate advances.  The short-term, fixed rate advance bears interest at 5.67% and the long-term, fixed rate advances bear interest at rates ranging from 4.90% to 5.65%. The outstanding FHLB advances mature between May 2008 and February 2011.  These advances are secured by a blanket lien on RJBank's residential loan portfolio granted to FHLB.  The FHLB has the right to convert advances totaling $35 million and $50 million at June 30, 2007 and September 30, 2006, respectively, to a floating rate at one or more future dates. RJBank has the right to prepay these advances without penalty if the FHLB exercises its right.

Note 8 – Stock Based Compensation:

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  The Company’s share-based employee and outside director compensation plans are described more fully in Note 17 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006.  The Company’s net income for the three and nine months ended June 30, 2007 includes $7.1 million and $20.7 million, respectively, of compensation costs and $2.3 million and $6.2 million, respectively, of income tax benefits related to the Company’s share-based plans available for awards to employees and members of its Board of Directors.  The Company’s net income for the three and nine months ended June 30, 2006 includes $5.4 million and $14.9 million, respectively, of compensation costs and $1.4 million and $4.1 million, respectively, of income tax benefits related to the Company’s share-based plans available for awards to employees and members of its Board of Directors.

During the three months ended June 30, 2007, the Company granted 16,500 stock options, 131,588 shares of restricted stock and no restricted stock units to employees under its stock-based employee compensation plans. During the three months ended June 30, 2007, no options were granted to outside directors. During the nine months ended June 30, 2007, the Company granted 242,100 stock options, 1,089,015 shares of restricted stock and 60,959 restricted stock units to employees under its stock-based employee compensation plans.  During the nine months ended June 30, 2007, 12,500 options were granted to outside directors.  Restricted stock grants under the 2007 Stock Bonus Plan and the 2005 Restricted Stock Plan are limited to 750,000 and 1,000,000 shares, respectively, per fiscal year.

The weighted-average grant-date fair value of stock options granted to employees and directors during the three and nine months ended June 30, 2007 was $9.14 and $9.37 per share, respectively. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $10.6 million as of June 30, 2007, and will be recognized as expense over a weighted-average period of approximately 2.7 years.

The weighted-average grant-date fair value of restricted stock granted to employees during the three and nine months ended June 30, 2007 was $30.72 and $30.64 per share, respectively. Pre-tax unrecognized compensation expense for unvested restricted stock granted to employees, net of estimated forfeitures, was $53.8 million as of June 30, 2007, and will be recognized as expense over a weighted-average period of approximately 2.9 years.

The weighted-average grant-date fair value of restricted stock units granted to employees during the nine months ended June 30, 2007 was $31.78 per share.  Pre-tax unrecognized compensation expense for unvested restricted stock units granted to employees, net of estimated forfeitures, was $3.4 million as of June 30, 2007, and will be recognized as expense over a weighted-average period of approximately 1.6 years.

Under one of its non-qualified fixed stock option plans, the Company may grant stock options to its independent contractor Financial Advisors.  In addition, the Company may grant restricted stock units or restricted shares of common stock to its independent contractor Financial Advisors under one of its restricted stock plans.  The Company accounts for share-based awards to its independent contractor Financial Advisors in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006 for more information).  The Company’s net income for the three and nine months ended June 30, 2007 includes $1.9 million and $4.8 million, respectively, of compensation costs and $0.7 million and $1.8 million, respectively, of income tax benefits related to the Company’s share-based plans available for awards to its independent contractor Financial Advisors.  The Company’s net income for the three and nine months ended June 30, 2006 includes $0.4 million and $1.2 million, respectively, of compensation costs and $0.2 million and $0.4 million, respectively, of income tax benefits related to the Company’s share-based plans available for awards to its independent contractor Financial Advisors.

During the three months ended June 30, 2007, the Company granted no stock options and 25,734 shares of restricted stock to its independent contractor Financial Advisors. During the nine months ended June 30, 2007, the Company granted 343,600 stock options and 47,482 shares of restricted stock to its independent contractor Financial Advisors.

The weighted-average grant-date fair value of stock options granted to independent contractor Financial Advisors during the nine months ended June 30, 2007 was $8.96 per share. As of June 30, 2007, there was $8.1 million of total unrecognized pre-tax compensation cost related to unvested stock options granted to its independent contractor Financial Advisors based on estimated fair value at that date.  These costs are expected to be recognized over a weighted average period of approximately 3.3 years.

The weighted-average grant-date fair value of restricted stock granted to independent contractor Financial Advisors during the three months ended June 30, 2007 was $30.90 per share. The weighted-average grant-date fair value of restricted stock granted to independent contractor Financial Advisors during the nine months ended June 30, 2007 was $30.91 per share.  As of June 30, 2007, here was $1.2 million of total unrecognized pre-tax compensation cost related to unvested restricted shares granted to its independent contractor Financial Advisors based on estimated fair value at that date.  These costs are expected to be recognized over a weighted average period of approximately 4.9 years.

Note 9 - Commitments and Contingencies:

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental").  The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation.  In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment.  The value of this leveraged lease with Continental was approximately $10.1 million as of June 30, 2007.  The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates.  The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost.  This lease expires in May 2014.

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

The Company was also the lessor in a leveraged commercial aircraft transaction with Delta Air Lines, Inc. (“Delta”).  Delta filed for bankruptcy protection on September 14, 2005.  Accordingly, the Company recorded a $6.5 million pre-tax charge in 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta.  The Company had taken a $4 million pre-tax charge in 2004 to partially reserve for this investment.  No amount of these charges represented a cash expenditure.  During the second quarter of fiscal 2007, the Company sold its interest in the Delta transaction for $2 million, which was recognized as a pre-tax gain within Other Revenue.  Upon closing, certain income tax obligations of approximately $8.5 million were accelerated and paid during the quarter.  These tax payments did not impact net earnings, as these amounts were previously recorded as deferred tax liabilities.

RJBank has outstanding at any time a significant number of commitments to extend credit or purchase loans. These arrangements are subject to strict credit control assessments and each client's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit, purchase loans and letters of credit outstanding is as follows:

	June 30,	September 30,
	2007	2006
	(in 000's)

Standby letters of credit	$ 100,397	$ 55,193
Consumer lines of credit	30,426	25,772
Commercial lines of credit	1,173,526	760,253
Unfunded loan commitments - variable rate	561,862	264,663
Unfunded loan commitments - fixed rate	14,235	6,412

Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary.  As of June 30, 2007, $100.4 million of such letters of credit were outstanding.  Of the letters of credit outstanding, $100 million are underwritten as part of a larger corporate credit relationship.  In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both.  The proceeds from repayment or liquidation of collateral are expected to satisfy the maximum potential future amount of any payments of amounts drawn down under the existing letters of credit.

At June 30, 2007 and September 30, 2006, no securities were pledged by RJBank as collateral with the FHLB for advances.  In lieu of pledging securities as collateral for advances, RJBank provided the FHLB with a blanket lien against RJBank's entire portfolio of residential mortgage loans.

As of June 30, 2007, RJBank has entered into $1.35 billion in reverse repurchase agreements, ranging from $355 million to $500 million, with three different counterparties.  Although RJBank is exposed to risk that these counterparties may not fulfill their contractual obligations, the risk of default is minimal due to the creditworthiness of these counterparties, collateral received and the short duration of these agreements.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract expires in 2016 and has a 4% annual escalator.  Expenses of $765,000 and $736,000 were recognized in the three months ended June 30, 2007 and 2006.  Expenses of $2,266,000 and $2,179,000 were recognized in the nine months ended June 30, 2007 and 2006.

        In the normal course of business, the Company enters into underwriting commitments.  Transactions relating to such commitments that were open at June 30, 2007 and were subsequently settled had no material effect on the consolidated financial statements as of that date.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations.  At June 30, 2007, the Company had client margin securities valued at $107.2 million pledged with a clearing organization to meet the point in time requirement of $68.6 million. At September 30, 2006, the Company had client margin securities valued at $93.5 million pledged with a clearing organization to meet the point in time requirement of $57.4 million.

The Company has committed a total of $42.6 million, in amounts ranging from $200,000 to $2.0 million, to 40 different independent venture capital or private equity partnerships.  As of June 30, 2007, the Company has invested $31.7 million of that amount and has received $29.6 million in distributions.  Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million.  Of that amount, the Company has invested $12.2 million and has received $8.7 million in distributions as of June 30, 2007.

The Company is the general partner in EIF Funds.  These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships.  The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company.  At June 30, 2007, the funds have unfunded commitments of $3.6 million.

At June 30, 2007, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of collateral (in 000's):
Securities purchased under agreements to resell	$ 1,749,430
Securities received in securities borrowed vs. cash transactions	1,379,195
Collateral received for margin loans	1,426,932
Total	$ 4,555,557

During the quarter certain collateral was repledged and at June 30, 2007, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company were:

Uses of collateral and trading securities (in 000's):
Securities purchased under agreements to resell	$ 1,749,430
Securities received in securities borrowed vs. cash transactions	1,348,284
Collateral received for margin loans	219,873
Total	$ 3,317,587

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

The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars.  At June 30, 2007, the aggregate domestic lines were $1.21 billion and CDN $40 million, respectively.  During the three months ended June 30, 2007, the Company entered into a $500 million uncommitted tri-party repurchase agreement line of credit.  Under this agreement, the Company pledges certain of its trading inventory as collateral against borrowings on this line.   The required market value of the collateral is generally 102% of the cash borrowed.  The rate is set each day at 20 basis points over the opening Fed Funds rate and this agreement can be terminated by either party on any business day.  The outstanding balances against these lines of credit at June 30, 2007 were $426.9 million and CDN $3.5 million, respectively.  The interest rates for the lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate.  The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee.  RJBank has $55 million in FHLB advances outstanding at June 30, 2007, which are comprised of one short-term, fixed rate advance and several long-term, fixed rate advances.  RJBank had $1.21 billion in credit available from the FHLB at June 30, 2007.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit.  The Company has guaranteed certain of these settlement lines of credit as follows: four in Turkey totaling $22.5 million and one in Argentina for $3 million.  On June 30, 2007, there was an outstanding balance of $313,000 on the settlement lines in Turkey.  At June 30, 2007 the aggregate unsecured settlement lines of credit available were $77.5 million, and there were outstanding balances of $989,000 on these lines.  The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At June 30, 2007, there were no outstanding performance guarantees in Turkey or Argentina.

The Company guarantees the existing mortgage debt of RJA of approximately $65.6 million.  The Company guarantees interest rate swap obligations of RJ Capital Services, Inc.  The Company has also committed to lend to or guarantee obligations of RJTCF of up to $100 million upon request, subject to certain limitations as well as annual review and renewal.  RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner.  RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner.  At June 30, 2007, cash funded to invest in either loans or investments in project partnerships was $42.1 million.  In addition, at June 30, 2007, RJTCF is committed to additional future fundings of $79.2 million related to project partnerships that have not yet been sold to various tax credit funds.  RJTCF has also issued certain guarantees to various third parties related to elements of specific performance of certain project partnerships which have been sold to various tax credit funds.  RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $5.7 million as of June 30, 2007.

       Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities.  The authorities applied a significantly different methodology than in the prior year’s audit.  RJY is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish tax court.  Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has recorded a provision for loss in its consolidated financial statements for its net equity interest in this joint venture.  As of June 30, 2007, RJY had total capital of approximately $12.4 million, of which the Company owns approximately 73%.

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

Note 10 – Capital Transactions:

The Company does not have a formal stock repurchase plan.  Shares are repurchased at the discretion of management pursuant to prior authorization from the Board of Directors.  On May 20, 2004, the Board of Directors authorized purchases of up to $75 million.  Since that date 417,334 shares have been repurchased for a total of $8.2 million, leaving $66.8 million available to repurchase shares.  Historically the Company has considered such purchases when the price of its stock reaches or approaches 1.5 times book value or when employees surrender shares as payment for option exercises.  The decision to repurchase shares is subject to cash availability and other factors.  The Company did not repurchase any stock during the three months ended June 30, 2007.  During the nine months ended June 30, 2007, the Company only purchased shares that were surrendered by employees as payment for option exercises.

Note 11 - Regulation and Capital Requirements:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.  Raymond James & Associates, Inc. (“RJA”), a member firm of the New York Stock Exchange (“NYSE”), is also subject to the rules of the NYSE, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, Raymond James Financial Services, Inc. (“RJFS”) and Heritage Fund Distributors, Inc. (“HFD”) have elected.  It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions.  The NYSE may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items.  The net capital position of RJA at June 30, 2007 and September 30, 2006 was as follows:

	June 30,	September 30,
	2007	2006
Raymond James & Associates, Inc.:	($ in 000's)
(alternative method elected)
Net capital as a percent of Aggregate
Debit Items	21.43%	27.58%
Net capital	$ 302,038	$ 369,443
Less: required net capital	(28,182)	(26,793)
Excess net capital	$ 273,856	$ 342,650

At June 30, 2007 and September 30, 2006, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable.  The net capital position of RJFS at June 30, 2007 and September 30, 2006 was as follows:

	June 30,	September 30,
	2007	2006
Raymond James Financial Services, Inc.:	(in 000's)
(alternative method elected)
Net capital	$ 74,717	$ 41,200
Less: required net capital	(250)	(250)
Excess net capital	$ 74,467	$ 40,950

At June 30, 2007 and September 30, 2006, HFD had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable.  The net capital position of HFD at June 30, 2007 and September 30, 2006 was as follows:

	June 30,	September 30,
	2007	2006
Heritage Fund Distributors, Inc.:	(in 000’s)
(alternative method elected)
Net capital	$ 5,562	$ 1,669
Less: required net capital	(250)	(250)
Excess net capital	$ 5,312	$ 1,419

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA.  Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System.  RJ Ltd. was not in Early Warning Level 1 or Level 2 at June 30, 2007 or September 30, 2006.

The Risk Adjusted Capital of RJ Ltd. was CDN$33,797,073 and CDN$42,841,000 at June 30, 2007 and September 30, 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes that, as of June 30, 2007 and September 30, 2006, the RJBank meets all capital adequacy requirements to which it is subject.

As of June 30, 2007, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed RJBank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of June 30, 2007:
Total capital (to
risk-weighted assets)	$ 367,681	11.8%	$ 249,470	8.0%	$ 311,838	10.0%
Tier I capital (to
risk-weighted assets)	332,054	10.7%	124,735	4.0%	187,103	6.0%
Tier I capital (to
adjusted assets)	332,054	6.1%	216,956	4.0%	271,194	5.0%

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of September 30, 2006:
Total capital (to
risk-weighted assets)	$ 219,339	12.0%	$ 146,716	8.0%	$ 183,396	10.0%
Tier I capital (to
risk-weighted assets)	196,415	10.7%	73,358	4.0%	110,037	6.0%
Tier I capital (to
adjusted assets)	196,415	6.4%	122,975	4.0%	153,719	5.0%

Note 12 - Earnings Per Share:

The following table presents the computation of basic and diluted earnings per share (in 000’s, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net income	$ 68,353	$ 56,774	$ 187,463	$ 163,414

Weighted average common shares
outstanding during the period	116,135	113,464	115,353	112,376

Dilutive effect of stock options and awards (1)	3,005	3,496	3,072	3,180

Weighted average diluted common
shares (1)	119,140	116,960	118,425	115,556

Net income per share – basic	$ 0.59	$ 0.50	$ 1.63	$ 1.45

Net income per share - diluted (1)	$ 0.57	$ 0.48	$ 1.58	$ 1.41

Securities excluded from weighted average
diluted common shares because their
effect would be antidulitive	694	-	1,247	-

(1)
Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  Dilutive potential common shares include stock options, units and awards.

Note 13 - Derivative Financial Instruments:

The Company uses interest rate swaps as well as futures contracts as part of its fixed income business.  These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the statement of income for the period.  Any collateral exchanged as part of the swap agreement is recorded in Broker Receivables and Payables in the consolidated statement of financial condition for the period.  At June 30, 2007 and September 30, 2006, the Company had outstanding interest rate derivative contracts with notional amounts of $3.0 billion and $2.3 billion, respectively.  The notional amount of a derivative contract does not change hands; it is simply used as a reference to calculate payments.  Accordingly, the notional amount of the Company’s derivative contracts outstanding at June 30, 2007 vastly exceeds the possible losses that could arise from such transactions.  The net market value of all open swap positions at June 30, 2007 and September 30, 2006 was $27 million and $13 million, respectively.

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

Note 14 - Segment Information:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Revisions have been made in the segment disclosures for the three and nine months ended June 30, 2006 to conform to the current period presentation.  As a result, financial service fees revenue and investment advisory fees expense increased by approximately $3.3 million and $9.6 million, respectively, for the three and nine months ended June 30, 2006 in the Asset Management segment.  These revisions did not impact the Company’s net income for the three or nine months ended June 30, 2006.

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

The Emerging Markets segment includes various joint ventures in Latin America and Turkey.  These joint ventures operate in securities brokerage, investment banking and asset management.

The Stock Loan/Borrow segment involves the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary.

The Other segment includes various investment and corporate activities of the Company.

Information concerning operations in these segments of business is as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(in 000’s)		(in 000’s)
Revenues:
Private Client Group	$ 499,475	$ 458,622	$ 1,421,824	$ 1,251,272
Capital Markets	146,383	133,004	373,508	361,796
Asset Management	59,667	54,692	182,497	156,022
RJBank	79,221	28,457	186,000	68,975
Emerging Markets	14,676	17,511	43,126	43,360
Stock Loan/Borrow	19,573	16,850	49,284	42,605
Other	3,758	5,529	14,414	29,055
Total	$ 822,753	$ 714,665	$ 2,270,653	$ 1,953,085

Income Before Provision for Income Taxes:
Private Client Group	$ 56,158	$ 54,246	$ 161,527	$ 129,588
Capital Markets	25,571	20,904	53,022	57,564
Asset Management	15,778	12,955	47,233	35,072
RJBank	8,729	4,632	24,962	10,058
Emerging Markets	(2,931)	3,830	1,674	7,393
Stock Loan/Borrow	1,421	2,422	2,995	6,970
Other	5,172	(2,487)	5,206	16,502
Pre-tax Income	$ 109,898	$ 96,502	$ 296,619	$ 263,147

The following table presents the Company's total assets on a segment basis:

	June 30,	September 30,
	2007	2006
	(in 000’s)
Total Assets:
Private Client Group *	$ 6,211,344	$ 5,370,018
Capital Markets **	1,932,088	1,369,479
Asset Management	156,863	76,684
RJBank	5,422,301	3,074,782
Emerging Markets	63,953	58,950
Stock Loan/Borrow	1,519,575	1,250,857
Other	365,077	315,880
Total	$ 15,671,201	$ 11,516,650

*	Includes $46 million of goodwill allocated pursuant to SFAS No. 142 "Goodwill and Other Intangible Assets".
**	Includes $17 million of goodwill allocated pursuant to SFAS No. 142.

The Company has operations in the United States, Canada, Europe and joint ventures in Latin America and Turkey.  Substantially all long-lived assets are located in the United States.  The following table represents revenue by geographic region:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(in 000’s)		(in 000’s)
Revenues:
United States	$ 732,547	$ 627,219	$ 2,013,485	$ 1,697,039
Canada	63,551	59,157	177,651	175,756
Europe	12,682	11,814	38,957	39,760
Other	13,973	16,475	40,560	40,530
Total	$ 822,753	$ 714,665	$ 2,270,653	$ 1,953,085

The Company has $17.7 million of equity in emerging market joint ventures, which carry greater risk than amounts invested in developed markets.

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

The Company’s overall financial results continue to be highly and directly correlated to the direction and activity levels of the U.S. equity markets.  Improved Financial Advisor metrics in the Private Client Group, continued activity levels in investment banking, improved results in Fixed Income, increased assets under management, dramatic growth at RJBank, and the recent improvement in the U.S. equity markets are all positive factors which contributed to the record results for the June 2007 quarter.

Results of Operations – Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

Total Company

Gross revenues, net revenues and earnings all established quarterly records.  Net revenues of $688.7 million represented a 9% increase over the prior year. All revenue line items were up over the same quarter of the prior year with the exception of financial service fees.  Financial service fees in the prior year included a one time adjustment to increase revenue by approximately $8.2 million. Net interest of $57.6 million was also a quarterly record and 30% above the prior year quarter.  Diluted earnings per share increased to $0.57, up 19% from $0.48 in the prior year.  Excluding the one time adjustment to financial service fees, the prior year figure would have been $0.44.

Segments

The Company currently operates through the following seven business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow and various corporate investments and expenses combined in the "Other" segment.

The following tables present the gross revenues and pre-tax income of the Company on a segment basis:

	Three Months Ended
	June 30,	June 30,	Percentage
	2007	2006	Change
	($ in 000's)
Revenues:
Private Client Group	$ 499,475	$ 458,622	9%
Capital Markets	146,383	133,004	10%
Asset Management	59,667	54,692	9%
RJBank	79,221	28,457	178%
Emerging Markets	14,676	17,511	(16%)
Stock Loan/Borrow	19,573	16,850	16%
Other	3,758	5,529	(32%)
Total	$ 822,753	$ 714,665	15%

Income Before Provision for Income Taxes:
Private Client Group	$ 56,158	$ 54,246	4%
Capital Markets	25,571	20,904	22%
Asset Management	15,778	12,955	22%
RJBank	8,729	4,632	88%
Emerging Markets	(2,931)	3,830	(177%)
Stock Loan/Borrow	1,421	2,422	(41%)
Other	5,172	(2,487)	308%
Pre-tax Income	$ 109,898	$ 96,502	14%

Net Interest Analysis

The following table presents the net interest income of the Company for the periods indicated.  The respective average rates are presented on an annualized basis:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	($ in 000's)		($ in 000's)
Interest Revenue
Margin balances:
Average balance	$ 1,423,603	$ 1,346,085	$ 1,387,138	$ 1,312,279
Average rate	7.6%	7.6%	7.7%	7.1%
Interest revenue - margin balances	27,116	25,458	80,622	70,047

Assets segregated pursuant to federal regulations:
Average balance	3,732,500	3,239,519	3,630,428	2,926,372
Average rate	5.3%	5.0%	5.3%	4.6%
Interest revenue - segregated assets	49,269	40,413	143,678	99,999

Raymond James Bank, FSB interest revenue:
Average earning assets	5,243,314	1,942,746	4,036,846	1,653,812
Average rate	6.0%	5.8%	6.1%	5.5%
Interest revenue – Raymond James Bank, FSB	78,939	28,254	185,438	68,518

Stock borrowed interest revenue	19,573	16,850	49,284	42,605

Interest revenue- variable interest entities	174	224	727	737
Other interest revenue	16,620	14,661	54,978	38,626

Total interest revenue	$ 191,691	$ 125,860	$ 514,727	$ 320,532

Interest Expense
Client interest program:
Average balance	$ 4,616,939	$ 4,002,013	$ 4,509,811	$ 3,740,787
Average rate	4.4%	4.0%	4.4%	3.5%
Interest expense - client interest program	50,795	39,711	149,086	98,208

Raymond James Bank, FSB interest expense:
Average interest bearing liabilities	4,897,454	1,757,348	3,761,105	1,474,569
Average rate	4.6%	4.2%	4.6%	3.8%
Interest expense – Raymond James Bank, FSB	56,441	18,501	129,726	41,765

Stock loaned interest expense	17,229	13,297	42,788	32,556

Interest expense- variable interest entities	1,842	2,732	5,494	5,261
Other interest expense	7,786	7,448	25,280	16,726

Total interest expense	$ 134,093	$ 81,689	$ 352,374	$ 194,516

Net interest income	$ 57,598	$ 44,171	$ 162,353	$ 126,016

Private Client Group

The Private Client Group (“PCG”) segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom.  The Private Client Group Financial Advisors provide securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments, annuities and insurance products.  This segment accounts for the majority of the Company's revenues (61% of total company revenues for the three months ended June 30, 2007).  It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances.  The Company primarily charges for the services provided to its Private Client Group clients based on commission schedules or through asset based advisory fees.

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

	June 30,	March 31,	June 30,
	2007	2007	2006
Private Client Group - Financial Advisors:
Traditional Branch	1,244	1,235	1,219
Independent Contractor	3,209	3,263	3,439
Total Financial Advisors	4,453	4,498	4,658

PCG profits were up 4% on a 9% increase in revenues over the same quarter in the prior year.  The $41 million increase in revenues is attributable to increased commission and fee revenue, with 56% of the increase in commissions generated by RJA’s employee Financial Advisors.  RJA continues to successfully recruit high producing Financial Advisors, with an increase of 24 individuals over the prior year. In addition to a greater number of Financial Advisors, the average annual production per Financial Advisor increased to $465,000 from $402,000. Raymond James Financial Services had a decline of 246 in the number of Financial Advisors, which was more than offset by an increase in the average annual production levels of the over 3,000 Financial Advisors to approximately $300,000 from $270,000.  The increased productivity led to an 8% increase in commission and fee revenue.   RJ Ltd. has added 17 Financial Advisors since the prior year and had a 6% increase in commission and fee revenue. Net interest for this segment was $32 million and represented approximately 56% of the segment’s pretax results.

Private Client Group net interest represented 55% of the Company’s total net interest, down from 63% in the prior year despite the fact that the actual dollar amount of net interest increased to $32 million from $28 million in the prior year.  Total Company net interest has increased at a higher rate due largely to increases at RJBank. Net interest in the Private Client Segment is generated by customer balances, predominantly the earnings on margin loans and assets segregated pursuant to federal regulations less interest paid on customer cash balances.  Higher balances have generated increased interest earnings.

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; financial advisory services including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions.  The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions account for 52% of the segment’s revenues and are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients.  Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the Company is involved.  This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets.  This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Revenues in the Capital Markets segment were 10% above the prior year with the increase predominantly related to increased investment banking revenues.  This increase included a 65% increase in domestic mergers and acquisition fee revenue and a 22% increase in domestic underwriting fees over the same quarter in the prior year. RJ Ltd. investment banking fees increased 13% as this quarter included the largest underwriting in its history.  Investment banking revenues contribute significantly to the bottom line; as a result, the segment’s pre-tax earnings increased 22%.  Institutional commission revenue was flat with the prior year, with an increase in fixed income commissions offsetting a decline in equity commissions.  Trading profits have increased 24% over the prior year with improved results in fixed income.

	Three Months Ended
	June 30,	June 30,
	2007	2006
Number of managed/co-managed public equity offerings:
United States	22	27
Canada	14	7

Total dollars raised (in 000's):
United States	$ 5,948,290	$6,899,588
Canada (in U.S. dollars)	$ 362,909	$ 134,770

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

	June 30,	March 31,	Dec. 31,	June 30,
	2007	2007	2006	2006
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$ 14,266,727	$ 13,289,695	$ 12,951,956	$ 12,335,316
Heritage Family of Mutual Funds	9,171,175	8,884,563	9,842,757	9,910,089
Raymond James Consulting Services	9,500,542	8,810,559	8,508,212	7,484,119
Awad Asset Management	704,398	755,685	1,028,454	1,071,161
Freedom Accounts	7,558,255	6,728,802	5,920,265	4,471,471
Total Assets Under Management	$ 41,201,097	$ 38,469,304	$ 38,251,644	$ 35,272,156

Less: Assets Managed for Affiliated Entities	5,069,619	4,575,138	4,320,643	3,628,540

Total Third Party Assets Under Management	$ 36,131,478	$ 33,894,166	$ 33,931,001	$ 31,643,616

Investment Advisory fees increased 12% over the same quarter in the prior year, with assets under management up 14%.  Assets under management increased over the prior year in all managed account types except for the Heritage money market funds and Awad asset management.  There have been two transfers of $1.3 billion in the past twelve months moving cash balances from the Heritage Cash Trust to RJBank. The most significant increases in assets under management continue to be in Freedom, the managed mutual fund program, which is up $3 billion, or 69%, over the prior year.  The increases in managed account balances are largely driven by the increase in overall client assets, a significant portion of which have been brought in by recently affiliated Financial Advisors.

RJBank

RJBank provides residential, consumer, and corporate loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public.  RJBank also purchases residential whole loan pools, and participates with other banks in corporate loan syndications.  RJBank generates revenue principally through the interest income earned on the loans noted above and other investments, offset by the interest expense it incurs on client deposits and borrowings. RJBank’s objective is to maintain a substantially duration-matched portfolio of assets and liabilities.

Revenues at RJBank increased $51 million, or 178%, net interest income increased over $12 million, or 131%, and pre-tax income increased $4 million, or 88%, over the same quarter in the prior year.  These dramatic increases are the result of the increased earning asset and deposit balances at RJBank. In July 2006, RJA began to utilize a new RJBank sweep option for client cash balances that had been held in Heritage Cash Trust or in client brokerage accounts.  The second phase of the RJBank sweep program was completed on March 24, 2007. In these first two phases, $2.6 billion was transferred to the RJBank sweep option from other sweep alternatives.  This increase in customer deposits has enabled RJBank to increase its loan portfolio, both by the purchase of residential loan pools and through commercial loan participations.  At June 30, 2007, RJBank had assets totaling $5.4 billion and has been growing by nearly $100 million per month in addition to the RJBank transfers.  The pre-tax earnings did not increase proportionately to revenues as results are suppressed in periods of rapid loan growth due to the related increase in loan loss reserves.

RJBank has not been impacted by the recent subprime loan crisis as it has not originated or invested in subprime loans.

Emerging Markets

Emerging Markets includes the results of the Company’s joint ventures in Latin America and Turkey.  The loss in the quarter reflects an additional reserve taken related to unsettled tax matters in the Turkish joint venture.

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

Stock Loan revenue is 16% above the prior year, the result of higher rates on increased balances.  However, spreads have narrowed  approximately 45 basis points over the prior year, negatively impacting this segment’s results.  Pre-tax income is down 41% from the prior year.

Other

The other segment consists of earnings on corporate cash, private equity investments and other investments offset by expenses, predominantly holding company executive compensation. Current quarter results include $3.5 million in gains on RJF’s private equity portfolio, and $1.7 million in Company owned life insurance proceeds.

Results of Operations – Nine Months Ended June 30, 2007 Compared with the Nine Months Ended June 30, 2006

        Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the nine month comparison.

Total Company

For the nine months ended June 30, 2007, the Company’s net revenues increased 9% to a record $1.92 billion, with net income increasing 15% to $187 million.  Both periods included gains on nonrecurring sales.  Fiscal 2006 included $16 million in pre-tax gains on the sale of NYSE and Montreal Stock Exchange seats, while fiscal 2007 includes $4.5 million in pre-tax gains on the sale of the Company’s interest in its joint venture in India and its Delta airplane leveraged lease.

Segments

The following tables present the revenues and pre-tax income of the Company on a segment basis:

	Nine Months Ended
	June 30,	June 30,	Percentage
	2007	2006	Change
		($ in 000’s)
Revenues:
Private Client Group	$ 1,421,824	$ 1,251,272	14%
Capital Markets	373,508	361,796	3%
Asset Management	182,497	156,022	17%
RJBank	186,000	68,975	170%
Emerging Markets	43,126	43,360	(1%)
Stock Loan/Stock Borrow	49,284	42,605	16%
Other	14,414	29,055	(50%)
Total	$ 2,270,653	$ 1,953,085	16%

Income Before Provision for Income Taxes:
Private Client Group	$ 161,527	$ 129,588	25%
Capital Markets	53,022	57,564	(8%)
Asset Management	47,233	35,072	35%
RJBank	24,962	10,058	148%
Emerging Markets	1,674	7,393	(77%)
Stock Loan/Stock Borrow	2,995	6,970	(57%)
Other	5,206	16,502	(68%)
Pre-tax Income	$ 296,619	$ 263,147	13%

Capital Markets year to date results lag prior year results for the nine months by 8%.  Trading profits are $3 million below prior year.

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables.  The items represented in the statement of financial condition are primarily liquid in nature, providing the Company with flexibility in financing its business.  Total assets of $15.7 billion at June 30, 2007 were up approximately 36% over September 30, 2006.  Most of this increase is due to the significant increases in reverse repurchase agreements, brokerage client cash deposits (leading to a similar increase in segregated cash balances on the asset side), and growth of RJBank, with the increased loan balances being largely funded by deposits.  RJBank loan balances increased significantly as the Company continued to increase its use of a newly introduced bank sweep offering to brokerage customers.  The Company initiated the first phase of this option in July 2006 and the second phase took place in March 2007.  The Company plans to continue to expand use of this offering for the next several years, which will result in continued growth in RJBank balances.  Other significant increases in assets were in trading and available for sale securities.  The broker-dealer gross assets and liabilities, including trading inventory, stock loan/stock borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients fluctuate with the Company's business levels and overall market conditions.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended June 30, 2007 was approximately $163.5 million, primarily attributable to the increase in segregated assets (directly correlated to the increase in brokerage client deposits), an increase in receivables associated with the Company’s stock loan/borrowed business, an increase in receivables from broker-dealers and clearing organizations, and an increase in receivables from brokerage clients.  This was partially offset by an increase in payables to brokerage clients, payables associated with the Company’s stock loan/borrowed business, and payables to broker-dealers and clearing organizations.

Investing activities used $2.37 billion, which is primarily due to activity at RJBank, including loans originated and purchased, purchases of securities under agreements to resell, and purchases of available for sale securities.  This was partially offset by loan repayments at RJBank.

Financing activities provided $2.62 billion, the result of an increase in deposits at RJBank, an increase in borrowings, and cash provided from the exercise of stock options and employee stock purchases.  This was partially offset by the payment of cash dividends and the repayments of borrowings.

At June 30, 2007 and September 30, 2006, the Company had loans payable of $552.1 million and $141.6 million, respectively.  The balance at June 30, 2007 is comprised primarily of a $65.6 million loan for its home-office complex, $55 million in Federal Home Loan Bank advances (RJBank), and various short-term borrowings totaling $431.5 million (used to fund increased levels of trading securities).

In addition, the Company and its subsidiaries have the following lines of credit: RJF has a committed $200 million line of credit, RJA has uncommitted bank lines of credit aggregating $985.1 million with commercial banks, Raymond James Credit Corporation has a line of credit for $25 million, and RJ Ltd. has a CDN$40 million uncommitted line of credit (see Note 7 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company's lines of credit). During the three months ended June 30, 2007, the Company entered into a $500 million uncommitted tri-party repurchase agreement line of credit.  Under this agreement, the Company pledges certain of its trading inventory as collateral against borrowings on this line.   The required market value of the collateral is generally 102% of the cash borrowed.  The rate is set each day at 20 basis points over the opening Fed Funds rate and this agreement can be terminated by either party on any business day.  The outstanding balances against these lines of credit at June 30, 2007 were $426.9 million and CDN $3.5 million, respectively.  The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee.  RJBank has $55 million in FHLB advances outstanding at June 30, 2007, which are comprised of one short-term, fixed rate advance and several long-term, fixed rate advances.  RJBank had $1.21 billion in credit available from the FHLB at June 30, 2007.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit.  The Company has guaranteed certain of these settlement lines of credit as follows: four in Turkey totaling $22.5 million and one in Argentina for $3 million.  On June 30, 2007, there was an outstanding balance of $313,000 on the settlement lines in Turkey.  At June 30, 2007, the aggregate unsecured settlement lines of credit available were $77.5 million, and there were outstanding balances of $989,000 on these lines.  The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At June 30, 2007, there were no outstanding performance guarantees in Turkey or Argentina.

       As of June 30, 2007, the Company's liabilities are comprised primarily of brokerage client payables of $5.33 billion at the broker-dealer subsidiaries and deposits of $5.02 billion at RJBank, as well as deposits held on stock loan transactions of $1.50 billion.  The Company primarily acts as an intermediary in stock borrowed/loan transactions.  As a result, the liability associated with the stock loan transactions is related to the $1.38 billion receivable comprised of the Company's cash deposits for stock borrowed transactions.  To meet its obligations to clients, the Company has approximately $4.49 billion in cash and assets segregated pursuant to federal regulations.  The Company also has client brokerage receivables of $1.71 billion and $3.43 billion in loans at RJBank.

The Company will continue its implementation of a new cash sweep option available to its clients from RJBank.  This new cash sweep option will require substantial capital to be contributed to RJBank to meet regulatory requirements, and therefore may require the Company to infuse an additional $150 to $200 million over the next several years for this purpose.

The Company has committed a total of $42.6 million, in amounts ranging from $200,000 to $2.0 million, to 40 different independent venture capital or private equity partnerships.  As of June 30, 2007, the Company has invested $31.7 million of that amount and has received $29.6 million in distributions.  The Company expects to increase its net investment in external private equity funds up to $50 million.

Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million.  Of that amount, the Company has invested $12.2 million and has received $8.7 million in distributions as of June 30, 2007.

The Company’s Board of Directors approved the use of up to $200 million in mezzanine financing to facilitate investment banking transactions.  As of June 30, 2007, there were no outstanding transactions.  The Board of Directors also approved the use of up to $50 million for investment in proprietary merchant banking opportunities.  As of June 30, 2007, the Company has invested $12.3 million.

Management has been authorized by the Board of Directors to repurchase its common stock at their discretion for general corporate purposes.  There is no formal stock repurchase plan at this time.  In May 2004 the Board authorized the repurchase of up to $75 million of shares.  As of June 30, 2007 the unused portion of this authorization was $66.8 million.

The Company has committed to lend to or guarantee obligations of its wholly owned subsidiary, RJTCF, of up to $100 million upon request, subject to certain limitations as well as annual review and renewal.  RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner.  RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner.  At June 30, 2007, cash funded to invest in either loans or investments in project partnerships was $42.1 million.  In addition, at June 30, 2007, RJTCF is committed to additional future fundings of $79.2 million related to project partnerships that have not yet been sold to various tax credit funds.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations, should provide adequate funds for continuing operations.

The Company is the lessor in a leveraged commercial aircraft transaction with Continental.  The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation.  In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment.  The value of this leveraged lease with Continental was approximately $10.1 million as of June 30, 2007.  The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates.  The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost.  This lease expires in May 2014.

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

The Company was also the lessor in a leveraged commercial aircraft transaction with Delta.  Delta filed for bankruptcy protection on September 14, 2005.  Accordingly, the Company recorded a $6.5 million pre-tax charge in 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta.  The Company had taken a $4 million pre-tax charge in 2004 to partially reserve for this investment.  No amount of these charges represented a cash expenditure.  During the second quarter of fiscal 2007, the Company sold its interest in the Delta transaction for $2 million, which was recognized as a pre-tax gain within Other Revenue.  Upon closing, certain income tax obligations of approximately $8.5 million were accelerated and paid during the quarter.  These tax payments did not impact net earnings, as these amounts were previously recorded as deferred tax liabilities.

The Company’s Turkish affiliate was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities.  This affiliate is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish tax court.  Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology from the prior year’s audit and the pending litigation.  As of June 30, 2007, this affiliate had total capital of approximately $12.4 million, of which the Company owns approximately 73%.

As of June 30, 2007 all of the Company's domestic broker-dealer subsidiaries exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd. exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action.  There have been no significant changes in circumstances since year-end that have affected the capital of any of the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

The Company has contractual obligations of approximately $3.02 billion, with $2.59 billion coming due in the next twelve months related to its short and long-term debt, non-cancelable lease agreements, partnership investments, unfunded commitments to extend credit and a stadium naming rights agreement.  Included in the obligations due within the next twelve months are $1.88 billion in commitments related to RJBank’s letters of credit and lines of credit.  Commitments related to letters of credit and lines of credit may expire without being funded in whole or part, therefore these amounts are not estimates of future cash flows (see Note 9 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company’s commitments).

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

	June 30, 2007
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)

Cash trading instruments	$ 698,285	$ 330,627
Derivative contracts	39,295	12,292
Available for sale securities	527,585	-
Total	$ 1,265,165	$ 342,919

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

June 30, 2007
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
(in 000’s)

Fair value based on quoted prices and independent sources	$ 1,225,870	$ 330,627
Fair value determined by Management	39,295	12,292
Total	$ 1,265,165	$ 342,919

Investment in Leveraged Lease

The Company is the lessor in a leveraged commercial aircraft transaction with Continental.  The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation.  In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment.  The value of this leveraged lease with Continental was approximately $10.1 million as of June 30, 2007.  The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates.  The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost.  This lease expires in May 2014.

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

The Company was also the lessor in a leveraged commercial aircraft transaction with Delta.  Delta filed for bankruptcy protection on September 14, 2005.  Accordingly, the Company recorded a $6.5 million pre-tax charge in 2005 to fully reserve the balance of its investment in the leveraged lease of an aircraft to Delta.  The Company had taken a $4 million pre-tax charge in 2004 to partially reserve for this investment.  No amount of these charges represented a cash expenditure.  During the second quarter of fiscal 2007, the Company sold its interest in the Delta transaction for $2 million, which was recognized as a pre-tax gain within Other Revenue.  Upon closing, certain income tax obligations of approximately $8.5 million were accelerated and paid during the quarter.  These tax payments did not result in a charge to earnings, as these amounts were previously recorded as deferred tax liabilities.

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

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units.  The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions.  However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units.  As of June 30, 2007, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd.  As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired.  However, changes in current circumstances or business conditions could result in an impairment of goodwill.  As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The Company records reserves related to legal proceedings in "other payables".  Such reserves are established and maintained in accordance with SFAS No. 5, "Accounting for Contingencies" (“SFAS 5”), and Financial Interpretation No. 14.  The determination of these reserve amounts requires significant judgment on the part of management.  Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law.  Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management.  Lastly, each case is reviewed to determine if it is probable that insurance coverage will apply, in which case the reserve is reduced accordingly.  Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.

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

Client loans at RJBank are generally collateralized by real estate or other property.  RJBank provides for both an allowance for losses in accordance with SFAS 5, and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”.  The calculation of the SFAS 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans.  The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history.  In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding.  For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  At June 30, 2007, the amortized cost of all RJBank loans was $3.5 billion and an allowance for loan losses of $30.5 million was recorded against that balance.  RJBank also has $5.1 million in reserves for off-balance sheet exposures maintained in Trade and Other Payables.  The total allowance for losses and reserves for unfunded commitments is equal to 1.03% of the amortized cost of the loan portfolio.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables.  The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience.  At June 30, 2007, the receivable from Financial Advisors was $105 million, which is net of an allowance of $4.1 million for estimated uncollectibility.

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

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices.  The Company has exposure to market risk primarily through its broker-dealer and banking operations.  The Company's broker-dealer subsidiaries, primarily RJA, trade tax exempt and taxable debt obligations and act as an active market maker in approximately 350 over-the-counter equity securities.  In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions.  Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

See Note 3 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making and proprietary trading activities.

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors.  The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type.  The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits; limits are established both for categories of securities (e.g., OTC equities, high yield securities, municipal bonds) and for individual traders.  As of June 30, 2007, the absolute fixed income and equity inventory limits were $1,955,000,000 and $82,275,000, respectively. The Company's trading activities were well within these limits at June 30, 2007.  Position limits in trading inventory accounts are monitored on a daily basis.  Consolidated position and exposure reports are prepared and distributed to senior management.  Limit violations are carefully monitored.  Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings.  For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate risk, spread, ratio and basis risk and volatility.  These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

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

To calculate VaR, the Company uses historical simulation.  This approach assumes that historical changes in market conditions are representative of future changes.  The simulation is based upon daily market data for the previous twelve months.  VaR is reported at a 99% confidence level, based on a one-day time horizon.  This means that the Company could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year.  During the nine months ended June 30, 2007, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR two times.  This is consistent with the model and its business-as-usual assumptions.

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

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional fixed income portfolio during the nine months ended June 30, 2007, with the corresponding dollar value of the Company's portfolio.

	Nine months ended June 30, 2007			VaR at
($ in 000's)	High	Low	DailyAverage	June 30, 2007	September 30, 2006
Daily VaR	$ 1,062	$ 295	$ 502	$ 969	$ 483
Related Portfolio Value (net)*	$ 331,291	$ 397,861	$ 379,586	$ 315,350	$ 312,917
VaR as a percent of Portfolio Value	0.32%	0.07%	0.13%	0.31%	0.15%

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

RJBank Financial Instruments with Market Risk (as described above, in 000's):

	June 30, 2007	September 30, 2006

Mortgage-backed securities	$ 333,234	$ 151,437
Loans receivable, net	1,735,112	1,282,504
Total assets with market risk	$ 2,068,346	$ 1,433,941

Certificates of deposit	$ 239,517	$ 255,360
Federal Home Loan Bank advances	55,000	60,000
Total liabilities with market risk	$ 294,517	$ 315,360

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 11.21% in the first year after the rate increase, whereas a downward shift of the same magnitude would increase RJBank's net interest income by 7.39%.  These sensitivity figures are based on positions as of June 30, 2007, and are subject to certain simplifying assumptions, including that management takes no corrective action.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd.  The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.  The Company's Canadian broker-dealer has a proprietary trading business with 26 traders.  The average aggregate inventory held for proprietary trading during the three months ended June 30, 2007 was CDN$11,266,788.  The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Return to Index
PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

       Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities.  The authorities applied a significantly different methodology than in the prior year’s audit.  RJY is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish tax court.  Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has recorded a provision for loss in its consolidated financial statements for its net equity interest in this joint venture.  As of June 30, 2007, RJY had total capital of approximately $12.4 million, of which the Company owns approximately 73%.

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

Return to Index

Item 6.  EXHIBITS

3(ii).1
Amended and Restated By-Laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on May 24, 2007, incorporated by reference to Exhibit 3(ii) as filed with Form 8-K on May 29, 2007.

3(ii).2
Amended and Restated By-Laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on June 28, 2007, incorporated by reference to Exhibit 3(ii) as filed with Form 8-K on July 2, 2007.

10.9.4	Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated as of July 11, 2007, filed herewith.

11
Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 9, 2007	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer