Form 10-K
period 2007-09-30
RAYMOND JAMES FINANCIAL INC
filed 2007-11-29
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

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

Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

As of March 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $2,848,369,151.

The number of shares outstanding of the registrant’s common stock as of November 19, 2007 was 120,051,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 14, 2008 are incorporated by reference into Part III.

PART I

ITEM 1.     BUSINESS

Raymond James Financial, Inc. (“RJF”), the parent company of a business established in 1962 and a public company since 1983, is a holding company headquartered in Florida whose subsidiaries are engaged in various financial services businesses predominantly in the United States of America (“U.S.”) and Canada. Its principal subsidiaries include Raymond James & Associates, Inc. (“RJA”), Raymond James Financial Services, Inc. (“RJFS”), Raymond James Ltd. ("RJ Ltd."), Eagle Asset Management, Inc. (“Eagle”), Heritage Asset Management, Inc. (“Heritage”) and Raymond James Bank, FSB (“RJBank”). All of these subsidiaries are wholly owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as the “Company”.

PRINCIPAL SUBSIDIARIES

RJF's principal subsidiary, RJA, is the largest full service brokerage and investment firm headquartered in the state of Florida and one of the larger retail brokerage firms in North America. RJA is a self-clearing broker-dealer engaged in most aspects of securities distribution, trading, investment banking and asset management. RJA also offers financial planning services for individuals and provides clearing services for RJFS, other affiliated entities and several unaffiliated broker-dealers. In addition, RJA has six institutional sales offices in Europe. RJA is a member of the New York Stock Exchange (“NYSE”), American Stock Exchange, and most regional exchanges in the U.S. It is also a member of the Financial Industry Regulatory Authority (“FINRA”) and Securities Investors Protection Corporation (“SIPC”). FINRA was created in July 2007 through the consolidation of the National Association of Securities Dealers and the member regulation, enforcement and arbitration functions of the NYSE.

RJFS is an independent contractor broker-dealer subsidiary, and one of the largest independent contractor brokerage firms in the U.S. Financial Advisors affiliated with RJFS may offer their clients all products and services offered by RJA. RJFS is a member of FINRA and SIPC, but not of any exchange, as it clears all of its business on a fully disclosed basis through RJA.

RJ Ltd. is the Company's Canadian broker-dealer subsidiary which engages in both retail and institutional distribution and investment banking. RJ Ltd. is a member of the Toronto Stock Exchange (“TSX”) and the Investment Dealers Association of Canada ("IDA"). Its U.S. broker-dealer subsidiary is a member of FINRA.

Eagle is a registered investment advisor serving as the discretionary manager for individual and institutional equity and fixed income portfolios.

Heritage acts as the manager of the Company's internally sponsored Heritage Family of Mutual Funds.

RJBank provides traditional banking products and services to the clients of the Company's broker-dealer subsidiaries and to the general public.

BUSINESS SEGMENTS

The Company has eight business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and certain corporate activities combined in the "Other" segment. In the quarter ended September 30, 2007, management identified a new segment, Proprietary Capital, due to increased business activity. The results of this segment were previously included within Asset Management and Other. Reclassifications have been made in the segment disclosure for previous years to conform to this presentation. Financial information concerning RJF for each of the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005 is included in the consolidated financial statements and notes thereto. Such information is hereby incorporated by reference.

PRIVATE CLIENT GROUP

The Company provides securities transaction and financial planning services to approximately 1.6 million client accounts through the branch office systems of RJA, RJFS, RJ Ltd., and Raymond James Investment Services Limited (“RJIS"), an independent contractor subsidiary in the United Kingdom. The Company's Financial Advisors offer a broad range of investments and services, including both third party and proprietary products, and a range of financial planning services. The Company charges sales commissions or asset-based fees for investment services it provides to its Private Client Group clients based on established schedules. Varying discounts may be given, generally based upon the client's level of business, the trade size, service level provided, and other relevant factors. In fiscal year 2007 asset-based fees represented 34% of the Private Client Group's commission and fees.

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

The Company's Financial Advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load funds. RJA and RJFS maintain dealer sales agreements with most major distributors of mutual fund shares sold through broker-dealers, including funds managed by Heritage. Commissions on such sales generally range up to 6% of the dollar value of the transaction. The majority of mutual fund purchases include a front-end sales charge or occur at net asset value (“NAV”) in fee-based accounts. In addition, there is typically an annual charge in the form of a fund expense.

                                                                                Private Client Group Securities Commission and Fees
                                                                                                      For the Fiscal Years Ended:

	September 30,	% of	September 30,	% of	September 30,	% of
	2007	Total	2006	Total	2005	Total
	($ in 000's)

Listed Equities	$ 188,120	13%	$ 188,031	15%	$ 178,148	16%
OTC Equities	56,847	4%	55,706	5%	55,946	5%
Fixed Income Products	36,414	3%	37,911	3%	41,596	3%
Mutual Funds	354,647	24%	294,586	23%	257,026	23%
Fee-Based Accounts	487,988	34%	390,691	31%	307,684	27%
Insurance and Annuity Products	233,878	16%	228,888	18%	222,657	20%
New Issue Sales Credits	94,005	6%	66,938	5%	69,234	6%
Total Private Client Group
Commissions And Fees	$ 1,451,899	100%	$ 1,262,751	100%	$ 1,132,291	100%

Net interest revenue in the Private Client Group is generated by customer balances, predominantly the earnings on margin loans and assets segregated pursuant to regulations less interest paid on customer cash balances. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for financial information regarding the Company’s net interest revenues.

Clients' transactions in securities are effected on either a cash or margin basis. In margin transactions, the client pays a portion of the purchase price, and RJA makes a loan to the client for the balance, collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed to finance margin transactions. The financing of margin purchases is an important source of revenue to RJA, since the interest rate paid by the client on funds loaned by RJA exceeds RJA's cost of short-term funds. The interest charged to a client on a margin loan is based on current interest rates and on the size of the loan balance in the client's account.

Typically, broker-dealers utilize bank borrowings and equity capital as the primary sources of funds to finance clients' margin account borrowings. RJA's primary source of funds to finance clients' margin account balances has been cash balances in brokerage clients' accounts (Client Interest Program), which are funds awaiting investment. In addition, pursuant to written agreements with clients, broker-dealers are permitted by the Securities and Exchange Commission (“SEC”) and FINRA rules to lend client securities in margin accounts to other financial institutions. SEC regulations, however, restrict the use of clients' funds derived from pledging and lending clients' securities, as well as funds awaiting investment, to the financing of margin account balances; to the extent not so used, such funds are required to be deposited in a special segregated account for the benefit of clients. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients' fully paid and excess margin securities.

No single client accounts for a material percentage of this segment's total business.

Raymond James & Associates

RJA employs 1,087 Financial Advisors in 185 retail branch offices concentrated in the Southeast, Midwest, Southwest and Mid-Atlantic regions of the United States. RJA's Financial Advisors work in a traditional branch setting supported by local management and administrative staffs. The number of Financial Advisors per office ranges from one to 31. RJA Financial Advisors are employees and their compensation includes both commission payments and participation in the firm’s benefit plans (including Profit Sharing and ESOP programs). All investment program products are available to RJA Financial Advisors. Between 75 and 100 new Financial Advisors are trained each year at the Robert A. James National Training Center in St. Petersburg, Florida.

Raymond James Financial Services

RJFS supports 3,068 independent contractor Financial Advisors in providing products and services to their Private Client Group clients in 1,450 offices and 512 satellite offices throughout all 50 states. The number of Financial Advisors in RJFS offices ranges from one to 36. Independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions and fees. They are permitted to conduct other approved businesses unrelated to their RJFS activities such as offering insurance products, independent registered investment advisory services, and accounting and tax services, among others.

Through its Financial Institutions Division (“FID”), RJFS offers securities to customers of financial institutions such as banks, thrifts and credit unions. FID consists of 511 Financial Advisors in 206 branches and 191 satellite offices. RJFS also provides custodial, trading, and other services (including access to clients' account information and the services of the Asset Management segment) to unaffiliated independent investment advisors through its Investment Advisor Division (“IAD”). IAD’s 77 investment advisory firms are able to conduct daily business online with RJFS.

Raymond James Ltd.

RJ Ltd. is a self-clearing broker-dealer in Canada with its own operations and information processing personnel. RJ Ltd. has 18 private client branches with 186 employee Financial Advisors and 139 independent Financial Advisors in 48 branch locations.

Raymond James Investment Services Limited

The Company is a 75% shareholder of RJIS. This entity operates an independent contractor network in the United Kingdom, and currently has 41 branch locations and 81 Financial Advisors.

RJA – Operations and Information Technology

RJA's operations personnel are responsible for the execution of certain orders, processing of securities transactions, custody of client securities, support of client accounts, receipt, identification and delivery of funds and securities, compliance with certain regulatory and legal requirements and general office administration for most of the Company's securities brokerage operations. At September 30, 2007, RJA employed 716 persons in its operations areas who provide services primarily to the Private Client Group, but also support the Company's other segments.

The Company's businesses are supported by, and are dependent upon, an extensive system of electronic data processing. These computer systems are largely developed and maintained by the 795 employees in the Company’s information technology department.

Since the Company’s principal operations are located in St. Petersburg, the Company has continued to enhance certain aspects of its business continuity plan to deal with the possible impact of future hurricanes or other events by expanding its operational and processing capabilities in Southfield, Michigan. As of September 30, 2007, 23% and 6% of the employees in RJA’s operational and information technology areas, respectively, are located in Southfield. The Company’s business continuity plan is designed to permit continued operation of critical business functions in the event of disruptions to the St. Petersburg facility; all mission critical business departments have developed operational plans for such disruptions, and the Company has a staff which devotes their full time to monitoring and facilitating those plans. In that connection, the Company maintains computer capacity to support mission critical functions at its Southfield location, and conducts some of its daily operational activities from that site. Systems have been designed so that the Company can transfer all mission critical processing activities to Southfield, and personnel have been identified who are assigned responsibility for this role, including some personnel who will be required to temporarily relocate to Southfield to carry out these activities if necessary.

CAPITAL MARKETS

Capital Markets activities consist primarily of equity and fixed income products and services. No single client accounts for a material percentage of this segment's total business.

Institutional Sales

Institutional sales commissions account for a significant portion of this segment's revenue, which is fueled by a combination of general market activity and the Capital Markets group’s ability to identify attractive investment opportunities and promote those opportunities. The Company's institutional clients are serviced by the RJA and RJ Ltd. Institutional Equity Departments, the RJA Fixed Income Department, RJA’s European offices, and Raymond James Financial International Ltd, an institutional UK broker-dealer located in London. In providing securities brokerage services to its institutional clients, the Company charges its commissions on equity transactions based on trade size and the amount of business conducted annually with each institution. Fixed income commissions are based on trade size and the characteristics of the specific security involved.

Capital Markets Commissions
For the Fiscal Years Ended:

	September 30,	% of	September 30,	% of	September 30,	% of
	2007	Total	2006	Total	2005	Total
	($ in 000's)

Equity	$ 210,343	83%	$ 217,840	84%	$ 193,001	74%
Fixed Income	44,454	17%	41,830	16%	66,431	26%

Total Commissions	$ 254,797	100%	$ 259,670	100%	$ 259,432	100%

The 121 domestic and overseas professionals in RJA's Institutional Equity Sales and Sales Trading Departments maintain relationships with over 1,270 institutional clients, principally in North America and Europe. In addition to the Company's headquarters in St. Petersburg, FL, RJA has institutional equity sales offices in New York City, Boston, Chicago, Los Angeles, London, Geneva, Brussels, Dusseldorf, Luxembourg and Paris. European offices also provide services to high net worth clients. RJ Ltd. has 30 institutional equity sales and trading professionals servicing predominantly Canadian institutional investors from offices in Montreal, Toronto and Vancouver.

RJA distributes to its institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage backed bonds. RJA carries inventory positions of taxable and tax-exempt securities in both the primary and secondary markets to facilitate its institutional sales activities. In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York City, Chicago and 19 other cities throughout the U.S. To assist institutional clients, the Fixed Income Research Group provides portfolio strategy analysis and municipal bond research.

Equity Research

The 46 domestic senior analysts in RJA's research department support the Company's institutional and retail sales efforts and publish research on approximately 670 companies. This research primarily focuses on U.S. companies in specific industries including Technology, Telecommunications, Consumer, Financial Services, Business Services, Healthcare, Real Estate, Energy and Industrial Growth. Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients. RJ Ltd. has an additional 18 analysts who publish research on approximately 190 companies primarily focused in the Energy, Energy Services, Mining, Forest Products, Biotechnology, Technology, Consumer and Industrial Products, REIT and Income Trust sectors. These analysts, combined with 22 additional analysts located in Europe and Latin America, represent the Company's global research effort.

Equity Trading

Trading equity securities in the over-the-counter ("OTC") and TSX markets involves the purchase and sale of securities from/to clients of the Company or other dealers. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. RJA makes markets in approximately 340 common stocks in the OTC market. Similar to the equity research department, this operation serves to support both the Company's institutional and Private Client Group sales efforts. The RJ Ltd. Institutional and Private Client Group trading desks not only support client activity, but also take proprietary positions. RJ Ltd. also provides specialist services through its Registered Traders in approximately 120 TSX listed common stocks.

Equity Investment Banking

The 62 professionals of RJA's Investment Banking Group, located in St. Petersburg with additional offices in Atlanta, New York City, Nashville, Chicago, Palo Alto, Dallas, and Houston, are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. RJ Ltd.'s Investment Banking Group consists of 21 professionals located in Calgary, Toronto and Vancouver providing equity financing and financial advisory services to corporate clients. The Company's investment banking activities provide a comprehensive range of strategic and financial advisory services tailored to our clients’ business evolution life cycle and backed by our strategic industry focus.

Syndicate

The Syndicate department consists of 8 RJA and 3 RJ Ltd. professionals who coordinate the marketing, distribution, pricing and stabilization of lead and co-managed equity underwritings. In addition to managed and co-managed offerings, this department coordinates the firm's syndicate and selling group activities in transactions managed by other investment banking firms.

Fixed Income Trading

RJA trades both taxable and tax-exempt fixed income products. The 29 taxable and 28 tax-exempt RJA fixed income traders purchase and sell corporate, municipal, government, government agency, and mortgage backed bonds, asset backed securities, preferred stock and certificates of deposit from/to clients of the Company or other dealers. RJA enters into future commitments such as forward contracts and “to be announced” securities (e.g. securities having a stated coupon and original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). Proprietary trading positions are also periodically taken by RJA for various purposes. In addition, a subsidiary of RJF, RJ Capital Services Inc., participates in the interest rate swaps market as a principal, both for economically hedging RJA fixed income inventory and in transactions with customers.

Fixed Income Investment Banking

Fixed income investment banking includes debt underwriting and public finance activities. The 45 professionals in the RJA Public Finance division operate out of 11 offices (located in St. Petersburg, Birmingham, Boston, New York City, Chicago, Detroit, Atlanta, Nashville, Helena (Montana), Orlando, and San Antonio). The Company acts as a financial advisor or underwriter to various municipal agencies or political subdivisions, housing developers and non-profit health care institutions.

RJA acts as an underwriter or selling group member for corporate bonds, mortgage backed securities, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJA agrees to purchase the issue through a negotiated sale or submits a competitive bid.

Raymond James Tax Credit Funds, Inc.

Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the general partner or managing member in a number of limited partnerships and limited liability companies which invest in multi-family real estate entities that qualify for tax credits under Section 42 of the Internal Revenue Code. RJTCF has been an active participant in the tax credit program since its inception in 1986, and currently focuses on tax credit funds for institutional investors that invest in a portfolio of tax credit eligible multi-family apartments. The investors’ expected return on investment from these funds are primarily derived from tax credits and tax losses that investors can use to reduce their federal tax liability. During fiscal 2007, RJTCF invested over $374.9 million for large institutional investors in 90 real estate transactions for properties located throughout the U.S. From inception, RJTCF has raised over $1.7 billion in equity and has sponsored 49 tax credit funds, with investments in 1,150 tax credit apartment properties in 42 states.

ASSET MANAGEMENT

The Company's asset management segment includes proprietary asset management operations, internally sponsored mutual funds, several small proprietary hedge funds, non-affiliated private account portfolio management alternatives, and other fee based programs. No single client accounts for a material percentage of this segment's total business.

Eagle Asset Management, Inc.

Eagle is a registered investment advisor with $14.5 billion under management at September 30, 2007, including approximately $2.4 billion for the Heritage Family of Mutual Funds. Eagle offers a variety of equity and fixed income objectives managed by six portfolio management teams. Eagle's clients include individuals, pension and profit sharing plans, foundations, endowments, variable annuities and mutual fund portfolios. These accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages $7.6 billion for institutional clients, including funds managed as a sub-advisor to variable annuity accounts and mutual funds (including Heritage), and $6.9 billion for private client accounts. Eagle also manages non-discretionary assets of $147 million.

Eagle's investment management fee for discretionary accounts generally ranges from .20% to 1.00% of asset balances per year depending upon the size and investment objective(s) of the account.

Heritage Asset Management, Inc.

Heritage serves as investment advisor to the Heritage Family of Mutual Funds and certain short-term fixed income accounts. Heritage also serves as transfer agent for all of the funds and as fund accountant for all Heritage funds except the International Equity Fund. Heritage internally manages the largest of its portfolios, the Heritage Cash Trust Money Market Fund, which has $4.3 billion in assets. Portfolio management services for the Core Equity Fund, Diversified Growth Fund and the Mid-Cap Stock Fund are sub-advised by Eagle. Portfolio management for the Small Cap Stock Fund is sub-advised by both Eagle and the Company's Awad Asset Management subsidiary (“Awad”). Unaffiliated advisors are utilized for the Municipal Money Market Fund, Capital Appreciation Trust, High Yield Bond Fund, Growth and Income Fund, and the International Equity Fund.

Heritage also serves as an advisor to RJBank to make recommendations and monitor the Bank's liquid assets, investments in mortgages and mortgage related securities.

Total assets under management at September 30, 2007 were $10.1 billion, of which approximately $5.5 billion were money market funds.

Heritage Fund Distributors, Inc.

Heritage Fund Distributors, Inc. is a registered broker-dealer engaged in the distribution of the Heritage Family of Mutual Funds. Heritage Fund Distributors, Inc. is a wholly owned subsidiary of Heritage Asset Management.

Awad Asset Management, Inc.

Awad is a registered investment advisor that primarily manages small cap equity portfolios. At September 30, 2007, Awad had approximately $623 million under management, including approximately $225 million of the Heritage Small Cap Stock Fund. Awad's clients include individuals, pension and profit sharing plans, retirement funds and mutual fund portfolios. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Management fees generally range from 0.27% to 1.00% of asset balances annually depending upon the size and investment objective(s) of the account.

Asset Management Services

RJA's Asset Management Services (“AMS”) Department manages several investment advisory programs. The primary advisory services offered are the Raymond James Consulting Services program, which offers a variety of both affiliated and non-affiliated advisors, and the Eagle High Net Worth program. Both programs maintain an approved list of investment managers, provide asset allocation model portfolios, establish custodial facilities, monitor performance of client accounts, provide clients with accounting and other administrative services, and assist investment managers with certain trading management activities. AMS earns fees generally ranging from 0.35% to 0.85% of asset balances per annum, a portion of which is paid to the investment managers who direct the investment of the clients' accounts. In addition, AMS also offers the Freedom program, where an investment committee within AMS manages portfolios of mutual funds on a discretionary basis. At September 30, 2007, these three programs had approximately $17.8 billion in assets under management, including approximately $2.7 billion managed by Heritage, Eagle and Awad.

Additional advisory programs offered through AMS are Passport, Ambassador, Opportunity, and the Managed Investment Programs. For these accounts, AMS provides quarterly performance reporting and other accounting and administrative services. Advisory services are provided by PCG Financial Advisors. Fees are based on the individual account size and are also dependent on the type of securities in the accounts. Total client fees generally range from 0.50% to 3.0% of assets, which are predominantly allocated to the Private Client Group. As of September 30, 2007, these programs had approximately $23.8 billion in assets.

In addition to the foregoing programs, AMS also administers fee-based programs for clients who have contracted for portfolio management services from nonaffiliated investment advisors that are not part of the Raymond James Consulting Services program.

RJFS offers an advisory fee based program similar to Passport called IMPAC. As of September 30, 2007, IMPAC had $9.4 billion in assets serviced by RJFS Financial Advisors.

Raymond James Trust Company
Raymond James Trust Company West

Raymond James Trust Company and Raymond James Trust Company West provide personal trust services primarily to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is often subcontracted to the asset management operations of the Company. These two subsidiaries had a combined total of approximately $1.7 billion in client assets at September 30, 2007, including $77 million in the donor-advised charity known as the Raymond James Charitable Endowment Fund.

RAYMOND JAMES BANK, FSB

RJBank is a federally chartered savings bank, regulated by the Office of Thrift Supervision, which provides residential, consumer and commercial loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public. RJBank also purchases residential whole loan packages and is active in bank participations and corporate loan syndications. RJBank generates revenue principally through the interest income earned on the transactions noted above, offset by the interest expense it incurs on client deposits and on its borrowings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for financial information regarding RJBank’s net interest revenues.

RJBank operates from a single branch location adjacent to the Company’s headquarters complex in St. Petersburg, Florida. Access to RJBank's products and services is available nationwide through the offices of its affiliated broker-dealers as well as through telephonic and electronic banking services. As of September 30, 2007, RJBank had total assets of $6.1 billion with $4.4 billion in loans. These loans are either originated or purchased by RJBank and include commercial and residential mortgage loans, as well as consumer loans. As of September 30, 2007, RJBank had total liabilities of $5.7 billion with $5.6 billion in deposits. These deposits consist predominately of cash balances swept from the investment accounts of RJA and RJFS clients. These balances are held in the FDIC insured Raymond James Bank Deposit Program administered by RJA. No single client accounts for a material percentage of the segment's total business.

EMERGING MARKETS

Raymond James International Holdings, Inc. (“RJIH”) currently has interests in joint ventures in Latin America and Turkey. These joint ventures operate securities brokerage, investment banking and asset management businesses. No single client accounts for a material percentage of this segment's total business.

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

PROPRIETARY CAPITAL

This segment consists of the Company’s principal capital and private equity activities including: various direct and third party private equity and merchant banking investments, short-term special situations and bridge investments (“Special Situations Investments”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and two private equity funds sponsored by the Company: Raymond James Capital Partners, L.P., a merchant banking limited partnership, and Ballast Point Ventures, L.P., a venture capital limited partnership (the “Funds”) and their management companies. The Company, through wholly owned subsidiaries, earns management fees for services provided to the Funds and participates in profits or losses through both general and limited partnership interests. Additionally, the Company incurs profits or losses as a result of direct merchant banking investments and Special Situations Investments. The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company.

OTHER

This segment includes various corporate activities of Raymond James Financial, Inc.

COMPETITION

The Company is engaged in intensely competitive businesses. The Company competes with many larger, more well capitalized providers of financial services, including other securities firms, most of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. The Company also competes with a number of firms offering on-line financial services and discount brokerage services, usually with lower levels of service, to individual clients. The Company competes principally on the basis of the quality of its associates, service, product selection, location and reputation in local markets.

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
•  insurance requirements

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. RJA and RJFS are currently registered as broker-dealers in all 50 states. In addition, financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. The Company has offices in France, the United Kingdom, Germany, Switzerland, Belgium, Luxemburg, Turkey, British Virgin Islands, Canada and Latin America.

Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations ("SROs"), principally FINRA, the IDA and other securities exchanges. These SROs adopt and amend rules (which are subject to approval by government agencies) for regulating the industry and conduct periodic examinations of member broker-dealers.

The SEC, SROs and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.

The Company's U.S. broker-dealer subsidiaries are required by federal law to belong to SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. As a result of adequate SIPC fund levels, each of the Company's domestic broker-dealer subsidiaries was required to pay only the minimum annual assessment of $150 in fiscal 2007. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. In December 2003, RJA joined with other major U.S. securities brokerage firms to form Customer Asset Protection Company (“CAPCO”), a licensed Vermont insurance company, to provide excess SIPC coverage. CAPCO provides account protection for the total net equity of client accounts of participating firms with no aggregate limit. CAPCO has received a financial strength rating of A+ from Standard and Poor’s. These coverages do not protect against market fluctuations.

RJ Ltd. is currently registered in all provinces and territories in Canada. The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in all provinces and territorial jurisdictions which are charged with the administration of securities laws. Investment dealers in Canada are also subject to regulation by SROs which are responsible for the enforcement of and conformity with securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members. RJ Ltd. is regulated by the securities commissions in the jurisdictions of registration as well as by the SROs, the IDA and Market Regulation Services Inc.

RJ Ltd. is required by the IDA to belong to the Canadian Investors Protection Fund ("CIPF"), whose primary role is investor protection. The CIPF may charge member firms assessments based on revenues and risk premiums. The CIPF provides protection for securities and cash held in client accounts up to CDN$1,000,000 per client with separate coverage of CDN$1,000,000 for certain types of accounts. This coverage does not protect against market fluctuations.

See Note 19 of the Notes to Consolidated Financial Statements for further information on SEC, FINRA and IDA regulations pertaining to broker-dealer regulatory minimum net capital requirements.

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

        As a public company whose common stock is listed on the NYSE, the Company is subject to corporate governance requirements established by the SEC and NYSE, as well as federal and state law. Under the Sarbanes-Oxley Act, the Company is required to meet certain requirements regarding business dealings with members of the Board of Directors, the structure of its Audit Committee, and ethical standards for its senior financial officers. Under SEC and NYSE rules, the Company is required to comply with other standards of corporate governance, including having a majority of independent directors serve on its Board of Directors, and the establishment of independent audit, compensation and corporate governance committees.

         Under Section 404 of the Sarbanes-Oxley Act, the Company is required to complete an assessment of its internal controls over financial reporting and to obtain a report from its independent auditors regarding their opinion of the Company's internal control over financial reporting. This requirement imposes additional costs on the Company, reflecting internal staff and management time, as well as additional audit fees and fees for outside service providers and consultants since the Act went into effect.

OTHER INFORMATION MADE AVAILABLE BY THE COMPANY

        The Company's internet address is www.raymondjames.com. The Company makes available, free of charge, through links to the U.S. Securities and Exchange Commission website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Investors can find this information under “About Our Company – Investor Relations – Financial Reports – SEC Filings”. These reports are available through the Company’s website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company also makes available on its website its Annual Report to Shareholders and its proxy statements in PDF format under “About Our Company- Investors Relations – Financial Reports.”

        Additionally, the Company makes available on its website under “About Our Company – Investor Relations – Corporate Governance”, a number of its corporate governance documents. These include; the Corporate Governance Principles, the charters of the Audit Committee and the Corporate Governance, Nominating and Compensation Committee of the Board of Directors, the Senior Financial Officers’ Code of Ethics and the Codes of Ethics for Employees and the Board of Directors. Printed copies of these documents will be furnished to any shareholder who requests them. The information on the Company's websites are not incorporated by reference into this report.

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

ITEM 1A.    RISK FACTORS

The Company’s operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect its business, financial condition, results of operations, cash flows, and the trading price of its common stock.

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

Regulatory and Legal Developments Could Adversely Affect the Company’s Business

The securities industry is subject to extensive regulation and broker-dealers are subject to regulations covering all aspects of the securities business. See the section entitled “Regulation” of Item 1 of this report for additional information regarding the Company’s regulatory environment and Item 3, “Legal Proceedings”, for a discussion of the Company’s legal matters. The Company could be subject to civil liability, criminal liability, or sanctions, including revocation of its subsidiaries’ registrations as investment advisors or broker-dealers, revocation of the licenses of its Financial Advisors, censures, fines, or a temporary suspension or permanent bar from conducting business, if it violates such laws or regulations. Any such liability or sanction could have a material adverse effect on the Company’s financial condition, results of operations, and business prospects. The Company’s banking operations also expose it to a risk of loss resulting from failure to comply with banking laws. In addition, the regulatory environment in which the Company operates frequently changes and has seen significant increased regulation in recent years. The Company may be adversely affected as a result of new or revised legislation or regulations, changes in federal, state or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations.

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

The Company Is Exposed to Market Risk

The Company, directly and indirectly, is affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect the Company’s net interest margin – the difference between the yield the Company earns on its assets and the interest rate the Company pays for deposits and other sources of funding – which could in turn affect the Company’s net interest income and earnings. Market risk is inherent in the financial instruments associated with the Company’s operations and activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market conditions that may shift from time to time, thereby exposing the Company to market risk, include fluctuations in interest rates, equity prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

The Company Is Exposed to Credit Risk

The credit quality of the Company’s loan and investment portfolios can have a significant impact on earnings. Credit risk is the risk of loss from a debtor’s inability to meet financial obligations in accordance with agreed upon terms. Risks associated with credit quality include adverse changes in the financial performance or condition of the Company’s debtors that could affect the debtors’ repayment of outstanding obligations, and that the strength of the U.S. economy may be different than expected resulting in deterioration in credit quality or a reduced demand for credit.

The Company Is Exposed to Operational Risk

The Company’s diverse operations are exposed to risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. Operational risk exists in every activity, function, or unit of the Company, and includes: internal or external fraud, employment and hiring practices, an error in meeting a professional obligation, business disruption or system failures, and failed transaction processing. Also, increasing use of automated technology has the potential to amplify risks from manual or system processing errors, including outsourced operations. Damage to the Company’s reputation could also result from a significant operational loss.

The Company’s Operations Could Be Adversely Affected By Serious WeatherConditions

The Company’s principal operations are located in St. Petersburg, Florida. During 2004 and 2005, there was a significant increase in hurricane activity on the Gulf Coast which directly affected other parts of Florida. While the Company has a business continuity plan that permits significant operations to be conducted from its Southfield, Michigan location (see Item 1, “Business” in this report), the Company’s operations could be adversely affected by hurricanes or other serious weather conditions that could affect processing of transactions and communications. In addition, as a result of high levels of storm induced damage during these years in Florida and along the Gulf Coast, insurance coverage for wind and flood damage has become harder to obtain and substantially more expensive. As a consequence, the Company has been forced to pay more for the limited coverage it obtained and self-insure against these risks to a greater degree than in the past.

The Company’s Business is Dependent on Fees Generated from the Distribution of Financial Products and on Fees Earned from the Management of Client Accounts By Our Asset Management Subsidiaries

A large portion of the Company’s revenues are derived from fees generated from the distribution of financial products such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect the Company’s revenues and profits.  Further, changes in market values or in the fee structure of asset management accounts could affect the Company’s revenues and profits.

Insurance Risks

The Company’s operations and financial results are subject to risks and uncertainties related to its use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including, without limitation, property and casualty, workers’ compensation, general liability, and the Company-funded portion of employee-related health care benefits.

Other Risks

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report regarding the Company’s exposure to, and approaches to managing, market risk, interest rate risk, equity price risk, credit risk, operational risk and regulatory and legal risk.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The Company's headquarters is located on approximately 55 acres within the Carillon office park in St. Petersburg, Florida. The headquarters complex currently includes four main towers which encompass a total of 884,000 square feet of office space, the Raymond James Bank building, which is a 26,000-square-foot two-story building, and two five-story parking garages. At this location, the Company has the ability to add approximately 490,000 square feet of new office space. Raymond James also has 30,000 square feet of leased space near Carillon. The Company’s facilities are used to some extent for current operations of all segments. The Company relocated its Detroit, Michigan operations to a newly renovated 84,000 square foot building on 14 acres in Southfield, Michigan. The Company owns that real estate and has sold the 45,000 square foot building in Detroit that previously housed those operations.

The Company leases offices in various locations throughout the U.S. and in certain foreign countries. With the exception of a Company-owned RJA branch office building in Crystal River, FL, RJA branches are leased with various expiration dates through 2014. RJ Ltd. leases premises for main offices in Vancouver, Calgary, and Toronto and for branch offices throughout Canada. These leases have various expiration dates through 2013. RJ Ltd. does not own any land or buildings. See Note 13 to the Consolidated Financial Statements for further information regarding the Company's leases.

Leases for branch offices of RJFS, the independent contractors of RJ Ltd. and RJIS are the responsibility of the respective independent contractor Financial Advisors.

ITEM 3.   LEGAL PROCEEDINGS

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $7.6 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court affirmed. RJY is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish Counsel of State. A significant portion of the matters at issue involved the activities of an employee terminated in 2004. Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. As such, the potential tax liability combined for these subsequent years could range from a few hundred thousand dollars to $7.5 million. The Company has recorded a provision for loss in its consolidated financial statements for its net equity interest in this joint venture. As of September 30, 2007, RJY had total capital of approximately $12.2 million, of which the Company owns approximately 73%.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NYSE under the symbol “RJF”. At November 19, 2007 there were approximately 14,000 holders of the Company's common stock. The following table sets forth for the periods indicated the high and low trades for the common stock (as adjusted for the three-for-two stock split in March 2006):

	2007		2006
	High	Low	High	Low
First Quarter	$ 33.63	$ 28.53	$ 25.72	$ 20.25
Second Quarter	32.52	27.38	31.45	24.47
Third Quarter	34.62	29.10	31.66	26.34
Fourth Quarter	36.00	28.65	30.57	26.45

See Quarterly Financial Information in Item 8 for the amount of the quarterly dividends paid.

The Company expects to continue paying cash dividends. However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, and the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the IDA; and RJBank, which may be subject to restrictions by federal banking agencies. Such restrictions have never limited the Company's dividend payments. (See Note 19 of the Notes to Consolidated Financial Statements for more information on the capital restrictions placed on RJBank and the Company's broker-dealer subsidiaries).

See Note 15 of the Notes to Consolidated Financial Statements for information regarding repurchased shares of the Company's common stock.

ITEM 6.    SELECTED FINANCIAL DATA

Year Ended
	September 30,		September 30,		September 30,		September 24,	September 26,
	2007		2006		2005		2004	2003
(in 000’s, except per share data)
Operating Results:

Gross Revenues	$ 3,109,579		$ 2,645,578		$ 2,168,196		$ 1,829,776	$ 1,497,571
Net Revenues	$ 2,609,915		$ 2,348,908		$ 2,050,407		$ 1,781,259	$ 1,451,960
Net Income	$ 250,430		$ 214,342		$ 151,046		$ 127,575	$ 86,317
Net Income per
Share - Basic: *	$ 2.17		$ 1.90		$ 1.37		$ 1.16	$ .79
Net Income per
Share - Diluted: *	$ 2.11		$ 1.85		$ 1.33		$ 1.14	$ .78

Weighted Average
Common Shares
Outstanding - Basic: *	115,608		112,614		110,217		110,093	109,236
Weighted Average
Common and Common
Equivalent Shares
Outstanding - Diluted: *	118,693		115,738		113,048		111,603	110,624

Cash Dividends Declared
per Share *	$ 0.40		$ 0.32		$ 0.21		$ 0.17	$ 0.16

Financial Condition:

Total Assets	$ 16,254,168		$ 11,516,650		$ 8,369,256		$ 7,621,846	$ 6,911,638
Long-Term Debt	$ 214,864	**	$ 286,712	**	$ 280,784	**	$ 174,223	$ 167,013

Shareholders' Equity	$ 1,757,814		$ 1,463,869		$ 1,241,823		$ 1,065,213	$ 924,735
Shares Outstanding *	116,649	***	114,064	***	113,394		110,769	109,148

Book Value per Share
at End of Period*	$ 15.07		$ 12.83		$ 10.95		$ 9.62	$ 8.47

*	2005, 2004 and 2003 amounts have been adjusted for the March 22, 2006 3-for-2 stock split and 2003 amounts have been adjusted for the March 24, 2004 3-for-2 stock split.
**	Includes loans payable related to investments by variable interest entities in real estate partnerships, which are non-recourse to the Company.
***	Excludes non-vested shares.

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

The Company’s results continue to be highly correlated to the direction of the U.S. equity markets and are subject to volatility due to changes in interest rates, valuation of financial instruments, economic and political trends and industry competition. During 2007, the market was impacted by rising energy prices, a housing market slowdown, a subprime lending collapse, a growing economy, a weakening US dollar and stable interest rates. The Company’s Private Client Group’s recruiting and retention of Financial Advisors was positively impacted by industry consolidation. RJBank benefited from the widening interest rate spreads and the availability of attractive loan purchases as a result of the subprime lending crisis.

Results of Operations - Total Company

The Company currently operates through the following eight business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and certain corporate activities in the Other segment.

The following table presents consolidated and segment financial information for the Company for the years indicated:

	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
	(in 000's)
Total Company
Revenues	$ 3,109,579	$ 2,645,578	$ 2,168,196
Pre-tax Earnings	392,224	342,066	247,971

Private Client Group
Revenues	1,938,154	1,679,813	1,397,578
Pre-tax Earnings	219,864	168,519	102,245

Capital Markets
Revenues	506,498	487,419	455,151
Pre-tax Earnings	68,966	78,221	77,333

Asset Management
Revenues	234,875	207,821	179,845
Pre-tax Earnings	60,517	48,749	40,442

RJBank
Revenues	279,572	114,692	45,448
Pre-tax Earnings	27,005	16,003	14,204

Emerging Markets
Revenues	59,083	55,263	38,768
Pre-tax Earnings	3,640	2,857	5,927

Stock Loan/Borrow
Revenues	68,685	59,947	31,876
Pre-tax Earnings	5,003	8,001	5,962

Proprietary Capital
Revenues	8,280	17,312	10,952
Pre-tax Earnings	3,577	8,468	4,182

Other
Revenues	14,432	23,311	8,578
Pre-tax Earnings (Loss)	3,652	11,248	(2,324)

Year ended September 30, 2007 Compared with the Year ended September 30, 2006 - Total Company

The Company had record annual revenues and earnings for the fourth consecutive year, with 2007 total revenues surpassing $3 billion and net income surpassing $250 million. Revenues exceeded the prior year by 18% while net income exceeded the prior year by 17%.  Net revenues were $2.6 billion, or up 11% over the prior year, thus positive operating leverage was realized. Non-interest expenses also rose by 11%. Once again, results were driven by an increase in net interest earnings, which were up 31%. All of the Company’s four major segments had higher revenues and three of the four had higher pre-tax income than in the prior year.

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 - Total Company

The Company had record annual revenues and earnings for the third consecutive year, with net revenues surpassing $2.3 billion. Non-interest expenses rose by 12%, contrasted to a 15% increase in net revenues. Net income exceeded $200 million for the first time in the Company's history, up 42% from the prior year. All of the Company’s four major segments had higher revenues and pre-tax income than in the prior year, driven by a 36% increase in net interest earnings (see table below) combined with solid increases in investment advisory fees (14%) and securities commissions and fees (10%), a modest (6%) increase in investment banking revenues and an increase in financial service fees (33%).

Total firm net revenues increased 15%, while pre-tax profits after consideration of minority interest were up 38% over the prior year.

Net Interest Analysis

The following table presents average balance data and interest income and expense data for the Company, as well as the related net interest income:

	Year Ended
	September 30, 2007			September 30, 2006			September 30, 2005
		Operating	Average		Operating	Average		Operating	Average
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000's)
Interest-Earning Assets:
Margin Balances	$1,401,931	$ 108,368	7.73%	$1,327,121	$ 98,417	7.42%	$1,218,486	$ 68,125	5.59%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	3,738,106	195,356	5.23%	2,983,853	141,741	4.75%	2,390,174	65,847	2.75%
Interest-Earning Assets
of RJBank (1)	4,544,875	278,248	6.12%	1,967,225	114,065	5.80%	1,055,684	45,017	4.26%
Stock Borrow		68,685			59,947			31,876
Interest-Earning Assets
of Variable Interest Entities		955			1,008			822
Other		75,380			54,803			33,875

Total Interest Income		726,992			469,981			245,562

Interest-Bearing Liabilities:
Client Interest Program	$4,619,292	204,158	4.42%	$3,793,570	143,428	3.78%	$3,228,443	58,486	1.81%
Interest-Bearing Liabilities
of RJBank (1)	4,187,365	193,747	4.63%	1,796,481	73,529	4.09%	966,627	22,020	2.28%
Stock Loan		59,276			47,593			22,873
Interest-Bearing Liabilities of
Variable Interest Entities		6,972			8,368			3,934
Other		35,511			23,752			10,476

Total Interest Expense		499,664			296,670			117,789

Net Interest Income		$ 227,328			$ 173,311			$ 127,773

(1) See Results of Operations - RJBank in Item 7 of Part II for details.

Net interest income at RJBank increased over 100%, representing 81% of the $54 million increase in the Company’s net interest earnings. Average interest-earning assets at RJBank increased 131% over the prior year. Average bank loan balances have doubled from $1.6 billion to $3.2 billion.  This increase was funded by a second bulk transfer of client cash deposits of $1.3 billion in March 2007 and growth in new client cash balances which are a result of the positive recruiting results.

Average customer margin balances grew modestly during 2007, thus the increased client cash balances in the firm’s Client Interest Program led to a significant increase in assets segregated pursuant to regulations. Net interest on the stock loan/borrow business declined 24%, due to decreased interest spreads despite slightly higher balances. Other interest revenue and expense include earnings on corporate cash, inventory balances, interest on overnight borrowings and the mortgage on the headquarters facility.

Results of Operations - Private Client Group

The following table presents consolidated financial information for the Private Client Group segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2007	(Decr.)	2006	(Decr.)	2005
	($ in 000's)
Revenues:
Securities Commissions And Fees	$ 1,451,899	15%	$ 1,262,751	12%	$ 1,132,291
Interest	317,378	28%	248,709	77%	140,807
Financial Service Fees	85,018	(9%)	93,421	40%	66,774
Other	83,859	12%	74,932	30%	57,706
Total Revenues	1,938,154	15%	1,679,813	20%	1,397,578

Interest Expense	192,722	38%	139,593	130%	60,796
Net Revenues	1,745,432	13%	1,540,220	15%	1,336,782

Non-Interest Expenses:
Sales Commissions	1,070,479	14%	940,567	14%	825,889
Admin & Incentive Comp and Benefit Costs	265,038	13%	233,684	13%	207,368
Communications and Information Processing	55,224	4%	53,064	8%	49,183
Occupancy and Equipment	57,310	12%	51,101	11%	46,114
Business Development	57,216	13%	50,555	21%	41,719
Clearance and Other	20,449	(52%)	42,836	(34%)	65,166
Total Non-Interest Expenses	1,525,716	11%	1,371,807	11%	1,235,439
Income Before Taxes and Minority Interest	219,716	30%	168,413	66%	101,343
Minority Interest	(148)		(106)		(902)
Pre-tax Earnings	$ 219,864	30%	$ 168,519	65%	$ 102,245
Margin on Net Revenues	12.6%		10.9%		7.6%

The following table presents a summary of Private Client Group Financial Advisors as of the periods indicated:

		Independent	2007	2006
	Employee	Contractors	Total	Total
Private Client Group - Financial Advisors:
RJA	1,087	-	1,087	1,028
RJFS	-	3,068	3,068	3,254
RJ Ltd	186	139	325	312
RJIS	-	81	81	71
Total Financial Advisors	1,273	3,288	4,561	4,665

Year ended September 30, 2007 Compared with the Year ended September 30, 2006 – Private Client Group

The Private Client Group (“PCG”) was significantly impacted by the successful recruiting of employee Financial Advisors and increased productivity throughout domestic PCG. RJA added a net 59 employee Financial Advisors and increased average production per Financial Advisor 22% to $493,000, resulting in a 31% increase in RJA PCG securities commissions and fees. Average assets under management per RJA Financial Advisor increased 24% to $72 million. RJA continues to benefit from the industry consolidation and the resultant unrest and Financial Advisor turnover. Securities commissions and fees increased 10% in RJFS despite a 6% decline in the number of Financial Advisors, most of which was by design in the strategic upgrading initiative. The increased commission and fee revenue is the result of a 16% increase in average production to $316,000 per Financial Advisor. RJ Ltd’s 4% increase in number of Financial Advisors generated a 6.5% increase in securities commissions and fees.

Financial service fees in the prior year included a one-time adjustment of approximately $10 million related to the change in accounting for IRA fees. Excluding this adjustment, financial service fees increased modestly over the prior year. Other revenue increased $9 million, or 12% over the prior year, as a result of increased mutual fund networking and educational and marketing support fees from mutual fund companies.

Commission expense within PCG was up 14%, relatively proportional to the increase in commission revenues and fees of 15%. Administrative compensation, occupancy and business development expenses increased proportionately to net revenues. These increases include expenses associated with new branches, sales support staff, home office visits and account transfer fees. Information processing expenses rose only 4% and reflect the benefit of operating leverage despite continued investment in systems upgrades. The decrease in other expense is the result of lower legal costs and settlements as the last of the outstanding large cases related to the 2000 – 2002 market decline were settled in the prior year.

Overall PCG margins increased by 16% over the prior year, reaching 12.6%.

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 – Private Client Group

The Private Client Group's results include a $130 million increase in commission and fee revenues. While commission and fee revenues increased in the PCG segment of all three broker-dealers, the increases were far more significant in RJA and RJ Ltd. where there has been an increase in the number of Financial Advisors due to successful recruiting. RJA added a net 65 employee Financial Advisors and increased the average production from $379,000 in fiscal 2005 to $404,000 in fiscal 2006. In addition, average assets under management per RJA Financial Advisor has increased to an all time high of $58 million from $50 million at September 2005. RJA has successfully focused on recruiting high-producing Financial Advisors and continued to benefit from industry consolidation. RJA commissions and fees increased 23%. RJ Ltd. added 20 employee Financial Advisors and 13 independent contractor Financial Advisors. RJ Ltd. commissions and fees increased 27%. The modest 5.7% increase in RJFS commissions and fees is primarily attributable to a $65.7 million, or 15.6%, increase in fee based business and mutual fund trailing commissions.

PCG net interest earnings increased 36% over the prior fiscal year, a combined result of increased client margin balances (up 9%) and increased customer cash balances, on which a spread is earned. Net interest represented 65% of the segment's pre-tax earnings, down from 78% in fiscal 2005.

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

Commission expenses increased 2% more than commission revenue, the result of an increased number of independent contractors (who receive higher payouts) in RJ Ltd, the advances associated with recruiting at RJA and higher payout levels to more productive Financial Advisors. Administrative and incentive compensation increased due to the increase in the segment’s profits and an increased number of support staff related to the growing number of Financial Advisors in RJA and increased compliance staff in RJFS. Business development expense increased as it includes advertising costs and increased travel and other expenses related to recruiting. Other expenses declined as prior years' expense included historically high legal costs and settlements related to the 2000 – 2002 market decline.

PCG margins increased by more than 3% over the prior year, reaching 10.9%. The prior year was negatively impacted by the historically high legal costs and settlements, and the expense of the early stages of the independent contractor business in the UK and at RJ Ltd.

Results of Operations – Capital Markets

The following table presents consolidated financial information for the Capital Markets segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2007	(Decr.)	2006	(Decr.)	2005
	($ in 000's)
Revenues:
Institutional Sales Commissions:
Equity	$ 210,343	(3%)	$ 217,840	13%	$ 193,001
Fixed Income	44,454	6%	41,830	(37%)	66,431
Underwriting Fees	93,712	11%	84,303	8%	77,900
Mergers & Acquisitions Fees	59,929	34%	44,693	5%	42,576
Private Placement Fees	2,262	(3%)	2,334	(56%)	5,338
Trading Profits	9,262	(58%)	21,876	15%	19,089
Raymond James Tax Credit Funds	35,123	11%	31,710	19%	26,630
Interest	46,772	29%	36,311	74%	20,847
Other	4,641	(29%)	6,522	95%	3,339
Total Revenue	506,498	4%	487,419	7%	455,151

Interest Expense	56,841	23%	46,126	133%	19,838
Net Revenues	449,657	2%	441,293	1%	435,313

Non-Interest Expenses
Sales Commissions	98,903	2%	96,649	(3%)	99,223
Admin & Incentive Comp and Benefit Costs	204,512	2%	200,453	2%	197,170
Communications and Information Processing	32,366	20%	27,084	13%	24,071
Occupancy and Equipment	13,196	9%	12,073	(4%)	12,563
Business Development	23,468	6%	22,177	17%	18,995
Clearance and Other	23,054	16%	19,907	38%	14,395
Total Non-Interest Expense	395,499	5%	378,343	3%	366,417
Income Before Taxes and Minority Interest	54,158	(14%)	62,950	(9%)	68,896
Minority Interest	(14,808)		(15,271)		(8,437)
Pre-tax Earnings	$ 68,966	(12%)	$ 78,221	1%	$ 77,333

Year ended September 30, 2007 Compared with the Year ended September 30, 2006 – Capital Markets

The Capital Markets segment pre-tax earnings declined 12% despite a 2% increase in net revenues. Commission revenue was down slightly, the net of a decline in equity commissions related to the decline in commissions generated by underwriting transactions, and an increase in fixed income commissions, a result of the increased volatility. Commissions generated by underwriting transactions reached a record $41 million in the prior year and were only $22 million in the current year.

The increase in underwriting fees included increases of $3 million at RJA, despite a decline in the number of deals from 97 to 78, and $3 million at RJ Ltd. on 30 deals versus 29 in the prior year. Merger and acquisition fees were up $15 million, reaching an all time record level of $60 million for the year. During fiscal 2007, RJA closed 15 individual merger and acquisition transactions with fees in excess of $1 million. Trading profits were down 58% from the prior year, reflecting a particularly difficult fixed income trading environment during the fourth quarter. As credit issues drove fixed income product values down there was a flight to quality and the firm’s economic hedges (short positions in US Treasuries) contributed additional losses. Meanwhile, there were also increased losses in equity customer facilitations and OTC market making. Raymond James Tax Credit Fund (“RJTCF”) revenues increased 11% as they invested $375 million for institutional investors versus $277 million in the prior year. Interest revenue increased related to higher average fixed income inventory levels.

Expenses were generally in line with revenue growth with two exceptions.  Communications and information processing increased predominantly due to increased costs associated with market information systems and software development costs. Other expense reflects a shift to the use of electronic and other non-exchange clearing methods and includes transaction related underwriting expenses incurred by RJTCF.

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 – Capital Markets

The Capital Markets segment’s revenues and pre-tax profits increased just slightly from the prior year’s record results. Commission revenues in the segment were flat, as a 37% decline in fixed income commissions was offset by the 13% increase in institutional equity commissions, the latter continuing to be fueled by an active new issue market. RJA equity market conditions remained strong, allowing RJA to complete 97 managed or co-managed domestic underwritings, just one short of the record 98 underwritings completed in fiscal 2005. RJ Ltd. completed a record 29 managed or co-managed underwritings, up nine from fiscal 2005. Merger and acquisition fees increased modestly from the prior year's record level, offsetting the decline in private placement fees. Equity Capital Market's most active strategic business units in fiscal 2006 were Energy, Technology, Financial Services and Real Estate.

The $16 million increase in interest income, predominantly on RJA's fixed income inventories, was offset by an equal increase in interest expense to finance these inventories. Higher interest income and expenses were primarily the result of higher interest rates.

RJTCF's revenues were up 19%, to $31.7 million, as RJTCF invested over $277 million for institutional investors in 78 real estate transactions compared to $250 million in 93 deals in fiscal 2005.

Non-interest expense increased 3% over the prior year, with the most significant increase in other expense. This increase was due to increases within the RJTCF variable interest entities (“VIEs”), of which 99% is eliminated through minority interest.

Results of Operations - Asset Management

The following table presents consolidated financial information for the Asset Management segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2007	(Decr.)	2006	(Decr.)	2005
	($ in 000's)
Revenues
Investment Advisory Fees	$ 192,763	14%	$ 169,055	14%	$ 148,393
Other	42,112	9%	38,766	23%	31,452
Total Revenues	234,875	13%	207,821	16%	179,845

Expenses
Admin & Incentive Comp and Benefit Costs	72,887	9%	66,689	14%	58,343
Communications and Information Processing	18,360	11%	16,523	12%	14,722
Occupancy and Equipment	4,296	3%	4,163	4%	4,003
Business Development	8,876	6%	8,379	16%	7,216
Investment Advisory Fees	46,368	18%	39,281	19%	33,062
Other	22,945	(3%)	23,588	8%	21,853
Total Expenses	173,732	10%	158,623	14%	139,199
Income Before Taxes And Minority Interest	61,143	24%	49,198	21%	40,646
Minority Interest	626		449		204
Pre-tax Earnings	$ 60,517	24%	$ 48,749	21%	$ 40,442

The following table presents assets under management at the dates indicated:

	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2007	(Decr.)	2006	(Decr.)	2005
Assets Under Management:	($ in 000's)

Eagle Asset Mgmt., Inc.
Retail	$ 6,925,930	24%	$ 5,600,806	19%	$ 4,719,275
Institutional	7,601,374	11%	6,862,611	1%	6,823,906
Total Eagle	14,527,304	17%	12,463,417	8%	11,543,181

Heritage Family of Mutual Funds
Money Market	5,524,598	(12%)	6,306,508	4%	6,058,612
Other	3,956,677	32%	3,004,816	19%	2,534,975
Total Heritage	9,481,275	2%	9,311,324	8%	8,593,587

Raymond James Consulting Services	9,638,691	22%	7,915,168	20%	6,573,448
Awad Asset Management	622,860	(37%)	996,353	(18%)	1,222,199
Freedom Accounts	8,144,920	59%	5,122,733	105%	2,496,772

Total Assets Under Management	42,415,050	18%	35,808,995	18%	30,429,187

Less: Assets Managed for Affiliated Entities	(5,305,506)	33%	(3,991,281)	36%	(2,936,804)

Third Party Assets Under Management	$ 37,109,544	17%	$ 31,817,714	16%	$ 27,492,383

Year ended September 30, 2007 Compared with the Year ended September 30, 2006 - Asset Management

The Asset Management segment has benefited significantly from the successful recruiting in PCG. New Financial Advisors bring additional client assets, a portion of which is often directed into an asset management alternative. In addition, both Eagle and Heritage have been successful in their efforts to increase their presence on outside broker-dealer platforms. Eagle’s retail sales to outside broker-dealers were 33% of their total 2007 sales, while Heritage’s were 78% of their total sales. Revenues in this segment increased 13% on a 17% increase in assets under management, as there continues to be some fee compression. Expenses increased only 10%, generating a 24% increase in pre-tax earnings and a 26% margin as a result of operating leverage. Money market fund balances declined as a result of the transfer of $1.3 billion to RJBank in March 2007.

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 - Asset Management

Investment Advisory fees increased over $20 million, or 14%, on a 16% increase in assets under management. Increases in assets under management were positively impacted by the recruiting of RJA Financial Advisors. New Financial Advisors brought significant assets into the Company's asset management programs, particularly Eagle and Raymond James Consulting Services ("RJCS"). New managed assets brought in by RJA Financial Advisors totaled $3.9 billion for fiscal 2006, a 70% increase over $2.3 billion added in fiscal 2005. Eagle's total retail assets increased 19% over the prior year.  Of Eagle's retail asset total, 35% were introduced by Financial Advisors outside the Raymond James system. Account cancellations exceeded sales in Eagle's institutional accounts due to the loss of a few significant accounts and the closing of the Institutional Growth division in September. RJCS offers 40 independent investment advisors to the Company's clients. Assets managed within the program increased 20% over the prior year. The Company's managed mutual fund product (Freedom) continued to experience significant growth (105%) as this concept continues to be embraced by clients and Financial Advisors. Heritage Asset Management's non-money market funds increased 19% with 65% of the sales through broker-dealers outside of the Raymond James family. Heritage money market accounts increased 4% despite the movement of just over $1 billion to RJBank sweep option during the year.

Expenses in this segment increased $19 million (14%) with $8 million of that increase in compensation. The Compensation increase included increased salary expense, costs associated with closing Eagle's institutional growth division, and increased incentive compensation related to the 21% increase in pre-tax profits. The other notable increase in expense was a $6.2 million (19%) increase in investment advisory fees related to the growth in assets in accounts managed by independent investment advisors.

Results of Operations - RJBank

The following table presents consolidated financial information for RJBank for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2007	(Decr.)	2006	(Decr.)	2005
	($ in 000's)
Interest Earnings
Interest Income	$ 278,248	144%	$ 114,065	153%	$ 45,017
Interest Expense	193,747	163%	73,529	234%	22,020
Net Interest Income	84,501	108%	40,536	76%	22,997

Other Income	1,324	111%	627	45%	431
Net Revenues	85,825	109%	41,163	76%	23,428

Non-Interest Expense
Employee Compensation and Benefits	7,778	27%	6,135	14%	5,388
Communications and Information Processing	1,052	16%	907	14%	799
Occupancy and Equipment	719	14%	629	32%	478
Provision for Loan Losses and Unfunded
Commitments	32,150	134%	13,760	891%	1,388
Other	17,121	359%	3,729	218%	1,171
Total Non-Interest Expense	58,820	134%	25,160	173%	9,224
Pre-tax Earnings	$ 27,005	69%	$ 16,003	13%	$ 14,204

Year ended September 30, 2007 Compared with the Year ended September 30, 2006 - RJBank

The Company completed its second bulk transfer of cash balances into the RJBank Deposit Program in March 2007, moving another $1.3 billion. This, combined with organic growth from the influx of new client assets, resulted in a $2.6 billion increase in average deposit balances. This  increase in average deposit balances provided the funding for the $1.6 billion increase in average loan balances. This increase was 38% purchased residential mortgage pools and 62% corporate loans, 98% of which are purchased interests in corporate loan syndications with the remainder originated by RJBank. As a result of this growth, RJBank net interest income increased 108% to $84.5 million. Due to robust loan growth, the associated allowance for loan losses that are established upon recording a new loan and making new unfunded commitments required a provision of over $32 million in 2007. Accordingly, RJBank’s pre-tax income increased only 69%. During periods of growth when new loans are originated or purchased, an allowance for loan losses is established for potential losses inherent in those new loans. Accordingly, a robust period of growth generally results in charges to earnings in that period, while the benefits of higher interest earnings are realized in later periods.

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 - RJBank

Assets at RJBank grew a substantial $1.8 billion during the year. The increase was driven by a $1.7 billion increase in deposits, $1.3 billion of which were redirected from the Company’s Heritage Cash Trust or customer brokerage accounts, representing the introduction of a new sweep program for certain brokerage accounts. This alternative offers clients a money market equivalent interest rate and FDIC insurance. The Company intends to expand this offering over the next several years, transferring an additional $2 to $4 billion. During the year, RJBank deployed $1.3 billion of the increased deposits into loans. Purchased residential loan pools increased $700 million and corporate loans increased $600 million. This growth, combined with increased rates, generated an increase in net interest income of nearly $18 million. Pre-tax income increased only $1.8 million, due to the $13.8 million provision for loan loss associated with the increase in loans outstanding.

The following table presents average balance data and operating interest income and expense data for the Company's banking operations, as well as the related interest yields and rates and interest spread for the years indicated:

	Year Ended
	September 30, 2007			September 30, 2006			September 30, 2005
		Operating	Average		Operating	Average		Operating	Average
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp. (2)	Cost	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned
Income (1)	$ 3,180,331	$204,959	6.44%	$ 1,601,708	$ 95,366	5.95%	$ 800,566	$ 37,163	4.64%
Reverse Repurchase
Agreements	878,822	46,438	5.28%	122,301	6,497	5.31%	-	-	-
Agency Mortgage backed
Securities	199,514	11,086	5.56%	157,454	7,833	4.97%	181,419	5,561	3.07%
Non-agency Collateralized
Mortgage Obligations	229,108	12,808	5.59%	21,204	1,151	5.43%	5,791	208	3.59%
Other Government Agency
Obligations	-	-	-	8,314	404	4.86%	-	-	-
Corporate Debt and Asset
Backed Securities	-	-	-	8,839	499	5.65%	2,986	109	3.65%
Money Market Funds, Cash and
Cash Equivalents	49,979	2,533	5.07%	34,469	1,607	4.66%	59,869	1,778	2.97%
FHLB Stock	7,121	424	5.95%	12,936	708	5.47%	5,053	198	3.92%
Total Interest-Earning
Banking Assets	4,544,875	278,248	6.12%	1,967,225	114,065	5.80%	1,055,684	45,017	4.26%
Non-Interest-Earning
Banking Assets	16,410			13,329			8,327

Total Banking Assets	$ 4,561,285			$ 1,980,554			$ 1,064,011

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 239,478	$ 11,021	4.60%	$ 269,949	$ 10,872	4.03%	$ 191,097	$ 6,577	3.44%
Money Market, Savings,
and NOW (2) Accounts	3,890,955	179,741	4.62%	1,293,104	51,313	3.97%	698,895	12,041	1.72%
FHLB Advances	56,932	2,985	5.24%	233,428	11,344	4.86%	76,635	3,402	4.44%

Total Interest-Bearing
Banking Liabilities	4,187,365	193,747	4.63%	1,796,481	73,529	4.09%	966,627	22,020	2.28%

Non-Interest-Bearing
Banking Liabilities	98,117			11,781			7,933

Total Banking
Liabilities	4,285,482			1,808,262			974,560
Total Banking
Shareholder's
Equity	275,803			172,292			89,451

Total Banking
Liabilities and
Shareholder's
Equity	$ 4,561,285			$ 1,980,554			$ 1,064,011

	Year Ended
	September 30, 2007			September 30, 2006			September 30, 2005
		Operating	Average		Operating	Average		Operating	Average
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Operating
Interest Income	$ 357,510	$ 84,501		$ 170,744	$ 40,536		$ 89,057	$ 22,997

Bank Net Operating
Interest (3):
Spread			1.49%			1.71%			1.98%
Margin (Net Yield on
Interest- Earning
Bank Assets)			1.86%			2.06%			2.18%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			108.54%			109.50%			109.21%
Return On Average (4):
Total Banking Assets			0.38%			0.48%			0.81%
Total Banking
Shareholder's Equity			6.27%			5.54%			9.59%
Average Equity to
Average Total
Banking Assets			6.05%			8.70%			8.41%

(1)
Corporate loans purchased are recorded in the loan portfolio as of the earlier of the settlement date or the delayed settlement compensation commencement date. Unsettled floating rate loans recognized in the loan portfolio earn compensation from the loan’s seller for the delayed settlement at the net margin over LIBOR. The funded equivalent yield of Loans, Net of Unearned Income above would be 6.58% for 2007 if the unsettled loans had earned at the full loan rate. Additionally, nonaccrual loans are included in the average loan balances. Income on such nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the years ended September 2007, 2006, and 2005, respectively was $8.1 million, $3.5 million, and $0.7 million.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)
The decline in interest spreads is due to the growth in the deposit balances from two bulk transfers of client deposits of $1.3 billion each to RJBank, which were then invested over time. This process left significant cash balances invested at low rates until the cash could be deployed and used to purchase loans, depressing overall interest spreads.

(4)
RJBank has gone through a period of rapid loan growth and accordingly established allowances for loan losses for potential losses inherent in the loan portfolios. These charges to earnings have a negative impact on returns during periods of loan growth.

Increases and decreases in operating interest income and operating interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on RJBank's interest-earning assets and the interest incurred on its interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year's volume. Changes applicable to both volume and rate have been allocated proportionately.

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income	$ 93,992	$ 15,601	$ 109,593	$ 37,190	$ 21,013	$ 58,203
Reverse Repurchase Agreements	40,189	(248)	39,941	6,497	-	6,497
Agency Mortgage Backed Securities	2,092	1,161	3,253	(735)	3,007	2,272
Non-agency Collateralized Mortgage Obligations	11,285	372	11,657	554	389	943
Other Government Agency Obligations	(404)	-	(404)	404	-	404
Corporate Debt and Asset Backed Securities	(499)	-	(499)	214	176	390
Money Market Funds, Cash and Cash Equivalents	723	203	926	(754)	583	(171)
FHLB Stock	(318)	34	(284)	309	201	510

Total Interest-Earning Banking Assets	$ 147,060	$ 17,123	$ 164,183	$ 43,679	$ 25,369	$ 69,048

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ (1,227)	$ 1,377	150	$ 2,714	$ 1,581	$ 4,295
Money Market, Savings and
NOW Accounts	103,372	25,055	128,427	10,272	29,000	39,272
FHLB Advances	(8,577)	218	(8,359)	6,960	982	7,942

Total Interest-Bearing Banking Liabilities	93,568	26,650	120,218	19,946	31,563	51,509

Change in Net Operating Interest Income	$ 53,492	$ (9,527)	$ 43,965	$ 23,733	$ (6,194)	$ 17,539

Results of Operations – Emerging Markets

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2007	(Decr.)	2006	(Decr.)	2005
	($ in 000's)
Revenues
Securities Commissions and
Investment Banking Fees	$ 41,879	(4%)	$ 43,703	46%	$ 29,928
Investment Advisory Fees	2,846	48%	1,919	(34%)	2,890
Interest Income	4,042	11%	3,647	90%	1,919
Trading Profits	5,254	41%	3,720	18%	3,141
Other	5,062	123%	2,274	156%	890
Total Revenues	59,083	7%	55,263	43%	38,768

Interest Expense	1,075	(27%)	1,467	195%	497
Net Revenues	58,008	8%	53,796	41%	38,271

Non-Interest Expense
Compensation Expense	28,071	(4%)	29,185	48%	19,758
Other Expense	23,302	17%	19,867	93%	10,294
Total Non-Interest Expense	51,373	5%	49,052	63%	30,052

Minority Interest	2,995		1,887		2,292
Pre-tax Earnings	$ 3,640	27%	$ 2,857	(52%)	$ 5,927

Year ended September 30, 2007 Compared with the Year ended September 30, 2006 – Emerging Markets

This segment consists of the results of the Company’s joint ventures in Argentina, Uruguay and Turkey. Securities commissions declined in Turkey, increased in Argentina, and the joint venture in India generated $2 million in commissions in fiscal 2006 whereas none were included in fiscal 2007 due to the Company’s sale of its interest in this joint venture early in 2007. Investment banking revenues were flat. Trading profits increased $3.5 million in Argentina, stemming from a large volume of ADR trades. Other income includes the $2.5 million gain on the sale of the Company’s interest in its joint venture in India.

The $2 million increase in expense is predominantly related to the accrual of estimated tax liabilities in Turkey.

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 – Emerging Markets

This segment consists of the results of the Company’s joint ventures in India, Argentina, Uruguay and Turkey. Securities commissions increased $9 million or 31% over the prior year. The vast majority of this increase was in the Company’s joint venture in Turkey. Investment banking revenues were $2.7 million, primarily from a single large Latin American underwriting fee. Investment Advisory fees declined as the Company generated $1 million less in asset management fees in India.

The $20 million increase in expense is made up predominantly of a $10 million increase in compensation related to increased revenues and increased other expense related to the accrual of an estimated tax liability in Turkey.

Results of Operations – Stock Loan/Borrow

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2007	(Decr.)	2006	(Decr.)	2005
	($ in 000's)
Interest Income and Expense
Interest Income	$ 68,685	15%	$ 59,947	88%	$ 31,876
Interest Expense	59,276	25%	47,593	108%	22,873
Net Interest Income	9,409	(24%)	12,354	37%	9,003

Expenses	4,406	1%	4,353	43%	3,041
Pre-tax Earnings	$ 5,003	(37%)	$ 8,001	34%	$ 5,962

Year ended September 30, 2007 Compared with the Year ended September 30, 2006 – Stock Loan/Borrow

The Company’s stock borrow balances averaged $1.1 billion during fiscal year 2007 vs. $1.0 billion in fiscal 2006. The Company’s stock loan balances are predominantly the result of a matched-book however, box loan/borrow balances are also carried. As the Company’s stock loan business is predominantly a matched-book business, stock borrow balances were similar. Average spreads decreased from 2.0% in fiscal 2006 to 0.5% in 2007, resulting in a 24% decrease in net interest income and a 37% decrease in pre-tax profits.

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 – Stock Loan/Borrow

The Company’s stock borrow balances averaged $1.0 billion during fiscal year 2006 vs. $1.1 billion in fiscal 2005. As the Company’s stock loan business is predominantly a matched-book business, stock loan balances were similar. Average spreads increased from 0.9% in fiscal 2005 to 2.0% in 2006 largely due to rising interest rates, resulting in a 37% increase in net interest income and a 34% increase in pre-tax profits.

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Propriety Capital segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2007	(Decr.)	2006	(Decr.)	2005
	($ in 000's)
Revenues
Investment Advisory Fees	$ 746	(54%)	$ 1,625	(38%)	$ 2,608
Other	7,534	(52%)	15,687	88%	8,344
Total Revenues	8,280	(52%)	17,312	58%	10,952

Expenses
Compensation Expense	2,348	(21%)	2,959	50%	1,976
Other Expenses	747	(26%)	1,003	114%	469
Total Expenses	3,095	(22%)	3,962	62%	2,445

Minority Interest	1,608		4,882		4,325
Pre-tax Earnings	$ 3,577	(58%)	$ 8,468	102%	$ 4,182

Year ended September 30, 2007 Compared with the Year ended September 30, 2006 – Proprietary Capital

Proprietary Capital results are driven by the valuations made within Raymond James Capital, Inc., Raymond James Capital Partners, L.P., Ballast Point Ventures, L.P., the EIF Funds and the third party private equity funds in which RJF is invested. Fiscal 2006 included write-ups within Ballast Point of $3.6 million versus a write-down of $1 million in fiscal 2007. Fiscal 2007 included valuation adjustments to the RJF private equity investment portfolio.

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 – Proprietary Capital

Fiscal 2006 included the $3.6 million write-up on Ballast Point investments. Fiscal 2006 also included net valuation adjustments to the RJF private equity investment portfolio of $3.2 million versus $1.4 million in 2005.

Results of Operations - Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2007	(Decr.)	2006	(Decr.)	2005
	($ in 000's)
Revenues
Interest Income	$ 7,773	89%	$ 4,114	(10%)	$ 4,588
Other	6,659	(65%)	19,197	381%	3,990
Total Revenues	14,432	(38%)	23,311	172%	8,578

Other Expense	10,780	(11%)	12,063	11%	10,902
Pre-tax Earnings (Loss)	$ 3,652	(68%)	$ 11,248	584%	$ (2,324)

Year ended September 30, 2007 Compared with the Year ended September 30, 2006 - Other

Revenue in the Other segment includes $1 million in gains  on corporate investments, including Eagle asset managed accounts, and nearly $3 million in proceeds from company owned life insurance. Interest income represents earnings on available corporate cash balances. Expenses in this segment are predominantly executive compensation.

Year ended September 30, 2006 Compared with the Year ended September 30, 2005 - Other

Revenue in the Other segment includes the $16.1 million pre-tax gain from the sale of the Company's NYSE and Montreal Exchange seats, and approximately $3 million from other corporate investments.

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The items represented in the statement of financial condition are primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $16.3 billion at September 30, 2007 were up approximately 41% over September 30, 2006. Most of this increase is due to the significant increases in reverse repurchase agreements, brokerage client cash deposits (leading to a similar increase in segregated cash balances on the asset side), and growth of RJBank, with the increased loan balances being largely funded by deposits. RJBank loan balances increased significantly as the Company continued to increase its use of a newly introduced bank sweep offering to brokerage customers. The Company initiated the first phase of this option in July 2006 and the second phase took place in March 2007. The Company plans to continue to expand use of this offering for the next several years, which will result in continued growth in RJBank balances. The other significant increase in assets was in Available For Sale Securities. Trade and Other Payables increased $311.9 million from the prior year primarily due to RJBank’s purchases of $300.6 million in syndicated loans which were not settled as of September 30, 2007. The broker-dealer gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients fluctuate with the Company's business levels and overall market conditions.

Liquidity and Capital Resources

Cash provided by operating activities during the fiscal year ended September 30, 2007 was approximately $436.6 million, primarily attributable to the increase in brokerage client deposits (directly correlated to the increase in segregated assets), an increase in payables associated with the Company’s stock loan/borrowed business, an increase in payables to broker-dealers and clearing organizations, an increase in securities sold under agreements to repurchase, and an increase in trading instruments sold but not yet purchased. This was partially offset by an increase in segregated assets, and an increase in receivables from brokerage clients.

Investing activities used $2.9 billion, which is primarily due to activity at RJBank, including loans originated and purchased, purchases of securities under agreements to resell, and purchases of available for sale securities.  This was partially offset by loan repayments at RJBank and maturations and repayments of available for sale securities.

Financing activities provided $2.7 billion, the result of an increase in deposits at RJBank and cash provided from the exercise of stock options and employee stock purchases. This was partially offset by the payment of cash dividends and the repayments of borrowings.

At September 30, 2007 and September 30, 2006, the Company had loans payable of $122.6 million and $141.6 million, respectively. The balance at September 30, 2007 is comprised of a $65 million loan for its home-office complex, $55 million in Federal Home Loan Bank advances (RJBank), and various short-term borrowings totaling $2.6 million (used to fund increased levels of trading instruments).

In addition, the Company and its subsidiaries have the following lines of credit: RJF has a committed $200 million line of credit, RJA has uncommitted bank lines of credit aggregating $1.035 billion with commercial banks, Raymond James Credit Corporation has a line of credit for $25 million, and RJ Ltd. has a CDN$40 million uncommitted line of credit (see Note 10 of the Notes to the Consolidated Financial Statements for further information on the Company's lines of credit). There were no outstanding balances against these lines of credit at September 30, 2007. The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee. RJBank has $55.0 million in FHLB advances outstanding at September 30, 2007, which are comprised of one short-term, fixed rate advance and several long-term, fixed rate advances. RJBank had $1.32 billion in credit available from the FHLB at September 30, 2007. During the three months ended June 30, 2007, RJA entered into a $500 million uncommitted tri-party repurchase agreement line of credit. Under this agreement, the Company pledges certain of its trading inventory as collateral against borrowings on this line. The required market value of the collateral is generally 102% of the cash borrowed. The rate is set each day at 25 basis points over the opening Fed Funds rate and this agreement can be terminated by any party on any business day. Under this agreement, there were secured short-term borrowings of $195,000,000 outstanding at September 30, 2007 which are included in Securities Sold Under Agreement to Repurchase.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: four in Turkey totaling $22.5 million and one in Argentina for $3 million. At September 30, 2007, there were no outstanding balances on the settlement lines in Argentina or Turkey. At September 30, 2007, the aggregate unsecured settlement lines of credit available were $76.5 million, and there were outstanding balances of $2.7 million on these lines. The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At September 30, 2007, there were no outstanding performance guarantees in Argentina or Turkey.

As of September 30, 2007, the Company's liabilities are comprised primarily of brokerage client payables of $5.7 billion at the broker-dealer subsidiaries and deposits of $5.6 billion at RJBank, as well as deposits held on stock loan transactions of $1.3 billion. The Company primarily acts as an intermediary in stock loan/borrow transactions. As a result, the liability associated with the stock loan transactions is related to the $1.3 billion receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $4.8 billion in cash and segregated assets. The Company also has client brokerage receivables of $1.7 billion and $4.7 billion in loans at RJBank.

The Company will continue its implementation of a new cash sweep option available to its clients from RJBank. This new cash sweep option will require substantial capital to be contributed to RJBank to meet regulatory requirements, and therefore may require the Company to infuse an additional $150 to $200 million over the next several years for this purpose.

As of September 30, 2007, RJBank had not settled the purchases of $300.6 million in syndicated loans. These loans are expected to be settled during the three months ended December 31, 2007.

The Company has committed a total of $46.6 million, in amounts ranging from $200,000 to $2 million, to 41 different independent venture capital or private equity partnerships. As of September 30, 2007, the Company has invested $30.4 million of that amount and has received $27 million in distributions. The Company expects to increase its net investment in external private equity funds up to $50 million.

Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $12.2 million and has received $8.6 million in distributions as of September 30, 2007.

The Company’s Board of Directors approved the use of up to $200 million in mezzanine financing to facilitate investment banking transactions. As of September 30, 2007, the Company had not utilized this investment facility. During the first quarter of fiscal year 2008, the Company entered into a credit agreement and pursuant to this agreement, the Company funded a $37.5 million loan participation. The Board of Directors also approved the use of up to $50 million for investment in proprietary merchant banking opportunities. As of September 30, 2007, the Company has invested $13.1 million.

Management has been authorized by the Board of Directors to repurchase its common stock at their discretion for general corporate purposes. There is no formal stock repurchase plan at this time. In May 2004 the Board authorized the repurchase of up to $75 million of shares. As of September 30, 2007 the unused portion of this authorization was $65.4 million.

The Company has committed to lend to or guarantee obligations of its wholly owned subsidiary, RJTCF, of up to $100 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At September 30, 2007, cash funded to invest in either loans or investments in project partnerships was $38.7 million. In addition, at September 30, 2007, RJTCF is committed to additional future fundings of $6.1 million related to project partnerships that have not yet been sold to various tax credit funds.

In September 2007, Sirchie Acquisition Company, LLC (“SAC”), a 100% owned indirect subsidiary of the Company, entered into two agreements. Under the Stock Purchase Agreement SAC will acquire 51% of the common stock of Law Enforcement Associates Corporation from two sellers. Under the Stock and Asset Purchase Agreement with several sellers, SAC will acquire substantially all of the business, assets, and properties of Sirchie Finger Print Laboratories, Inc., the assets or stock of several other companies and certain real estate. SAC and sellers negotiated a single purchase price for all of the items to be acquired under the two agreements. At closing, one of the sellers will become a member of SAC. The Company’s share of the purchase price obligation is approximately $50 million. The closing of the two agreements is expected to occur before January 31, 2008.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations, should provide adequate funds for continuing operations.

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental”). The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The value of the Company’s leveraged lease with Continental was approximately $9.9 million as of September 30, 2007. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014. Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company continues to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

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

The Company’s Turkish affiliate was assessed for the year 2001 approximately $7.6 million by the Turkish tax authorities. This affiliate is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish Counsel of State. A significant portion of the matters at issue involved the activities of an employee terminated in 2004. Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology from the prior year’s audit and the pending litigation. As such, the potential tax liability combined for these subsequent years could range from a few hundred thousand dollars to $7.5 million. As of September 30, 2007, this affiliate had total capital of approximately $12.2 million, of which the Company owns approximately 73%.

The Company's broker-dealer subsidiaries are subject to requirements of the SEC and the IDA relating to liquidity and capital standards. The domestic broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of FINRA, is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, RJFS, and HFD have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. RJA, RJFS, and HFD all had net capital in excess of minimum requirements as of September 30, 2007.

        RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IDA) and the Early Warning System (By-Law No. 30 of the IDA). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IDA may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IDA. The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 during fiscal 2007 or 2006.

RJBank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of September 30, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

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

Valuation of Securities and Other Assets

“Trading instruments” and “Available for sale securities” are reflected in the Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses related to these financial instruments are reflected in net income or other comprehensive income, depending on the underlying purpose of the instrument. The following table presents the Company’s trading instruments and available for sale securities segregated into trading securities (i.e., non-derivative), derivative contracts, and available for sale securities:

	September 30, 2007
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)

Trading Securities	$ 437,158	$ 141,284
Derivative Contracts	30,603	8,445
Available for Sale Securities	569,952	-
Total	$ 1,037,713	$ 149,729

Trading Securities, Available for Sale Securities and Derivative Contracts

When available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations to derive the fair value of the instruments. For investments in illiquid, privately held or other securities that do not have readily determinable fair values, the Company uses estimated fair values as determined by management. Fair values for derivative contracts are obtained from pricing models that consider current market and contractual prices for the underlying financial instruments, as well as time value and yield curve or volatility factors underlying the positions. The following table presents the carrying value of trading securities, available for sale securities, and derivative contracts for which fair value is measured based on quoted prices or other independent sources versus those for which fair value is determined by management:

September 30, 2007
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
(in 000’s)

Fair Value Based on Quoted Prices and Independent Sources	$ 1,003,543	$ 141,284
Fair Value Determined by Management	34,170	8,445
Total	$ 1,037,713	$ 149,729

Investment in Leveraged Leases

The Company is the lessor in a leveraged commercial aircraft transaction with Continental. The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The value of the Company’s leveraged lease with Continental was approximately $9.9 million as of September 30, 2007. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014.

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

Goodwill

Goodwill is related to the acquisitions of Roney & Co. (now part of RJA) and Goepel McDermid, Inc. (now called Raymond James Ltd.). This goodwill, totaling $63 million, was allocated to the reporting units within the Private Client Group and Capital Markets segments pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with this pronouncement, indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of September 30, 2007, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of Raymond James Limited (“RJ Ltd.”). As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The Company records reserves related to legal proceedings in Trade and Other Payables. Such reserves are established and maintained in accordance with Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies", and Financial Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Lastly, each case is reviewed to determine if it is probable that insurance coverage will apply, in which case the reserve is reduced accordingly. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS No. 5 and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS No. 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. During the fiscal year, RJBank re-evaluated and implemented changes to the loan loss reserve methodology in conjunction with a revision to the corporate loan grading process. The new loan grading process was revised and expanded to provide more specific and detailed risk measurement across the corporate loan portfolio. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At September 30, 2007, the amortized cost of all RJBank loans was $4.7 billion and an allowance for loan losses of $47 million was recorded against that balance. The total allowance for loan losses, including $6.8 million in reserves for off-balance sheet exposures maintained in Trade and Other Payables, is equal to 1.15% of the amortized cost of the loan portfolio.

The following table allocates RJBank’s allowance for loan losses by loan category:

	September 30, 2007	September 30, 2006	September 30, 2005	September 24, 2004	September 26, 2003
			($ in 000’s)
Commercial Loans:
Allowance	$ 4,471	$ 3,663	$ 1,574	$ 1,372	$ 1,172
Total Commercial Loans
as a % of Loans Receivable	7%	12%	14%	18%	17%

Real Estate Construction Loans:
Allowance	$ 2,121	$ 548	$ 567	$ 383	$ 102
Total Real Estate Construction Loans
as a % of Loans Receivable	3%	2%	3%	5%	2%

Commercial Real Estate Loans:
Allowance	$ 35,766	$ 10,603	$ 2,878	$ 826	$ 602
Total Commercial Real Estate Loans
as a % of Loans Receivable	49%	28%	14%	11%	12%

Residential Mortgage Loans:
Allowance	$ 4,659	$ 3,878	$ 2,537	$ 5,044	$ 4,006
Total Residential Mortgage Loans
as a % of Loans Receivable	41%	58%	69%	66%	69%

Consumer Loans:
Allowance	$ 5	$ 2	$ 37	$ 17	$ 28
Total Consumer Loans
as a % of Loans Receivable	0%	0%	0%	0%	0%

Total:
Allowance	$ 47,022	$ 18,694	$ 7,593	$ 7,642	$ 5,910
% of Total Loans Receivable	100%	100%	100%	100%	100%

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At September 30, 2007 the receivable from Financial Advisors was $115.1 million, which is net of an allowance of $3.8 million for estimated uncollectibility.

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

Effects of recently issued accounting standards, not yet adopted

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation uses a two-step process to determine the amount of a tax benefit to record for a tax position if it is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will be required to adopt FIN No. 48 as of October 1, 2007. The Company does not expect this interpretation to have a material impact on its consolidated financial statements for the fiscal year ending September 30, 2008.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. This guidance did not have an impact on the Company’s consolidated financial statements for the fiscal year ended September 30, 2007.

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

Contractual Obligations

The Company has contractual obligations to make future payments in connection with its short and long-term debt, non-cancelable lease agreements, partnership investments, commitments to extend credit, loans purchased but not settled, underwriting commitments and a naming rights agreement (see Note 13 of  the Notes to the Consolidated Financial Statements for further information on the Company's commitments). The following table sets forth these contractual obligations by fiscal year:

	Total	2008	2009	2010	2011	2012	Thereafter
	(in 000’s)

Long-Term Debt	$ 119,955	$ 7,731	$ 2,891	$ 8,060	$48,239	$ 3,429	$ 49,605
Variable Interest Entities’ Loans Payable(1)	116,479	13,839	13,267	12,720	12,748	13,036	50,869
Short-Term Debt	2,685	2,685	-	-	-	-	-
Operating Leases	100,453	28,711	22,249	19,327	12,498	8,811	8,857
Investments – Private Equity
Partnerships(2)	21,400	21,400	-	-	-	-	-
Certificates of Deposit	239,534	128,032	51,703	30,323	21,960	7,516	-
Commitments to Extend Credit -
RJBank(3)	1,757,541	1,757,541	-	-	-	-	-
RJBank Loans Purchased, Not Yet
Settled	300,644	300,644	-	-	-	-	-
Commitments to Real Estate
Partnerships(4)	11,200	11,200	-	-	-	-	-
Underwriting Commitments	11,794	11,794	-	-	-	-	-
Naming Rights for Raymond James
Stadium	30,089	3,152	3,278	3,409	3,545	3,687	13,018
Total	$2,711,774	$2,286,729	$93,388	$73,839	$98,990	$36,479	$122,349

(1)	Loans which are non-recourse to the Company. See Notes 6 and 10 in the Notes to the Consolidated Financial Statements for additional information.
(2)
The Company has committed a total of $46.6 million, in amounts ranging from $200,000 to $2 million, to 41 different independent venture capital or private equity partnerships. As of September 30, 2007, the Company has invested $30.4 million of that amount and has received $27 million in distributions. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $12.2 million and has received $8.6 million in distributions as of September 30, 2007. Although the combined remaining balance of $21.4 million has been included in fiscal year 2008 above, the contributions to the partnerships may occur after that time and are dependent upon the timing of the capital calls by the general partners.

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

The following table represents the fair value of trading instruments associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities:

	September 30, 2007		September 30, 2006
		Instruments		Instruments
		Sold but		Sold but
	Trading	Not Yet	Trading	Not Yet
	Instruments	Purchased	Instruments	Purchased
	(in 000's)

Marketable:
Municipal	$ 200,024	$ 54	$ 192,028	$ 5
Corporate	56,069	952	134,431	968
Government	83,322	45,275	37,793	31,636
Agency	47,123	60,829	68,380	34,023
Total Debt Securities	386,538	107,110	432,632	66,632

Derivative Contracts	30,603	8,445	20,904	8,309
Equity Securities	46,913	34,174	29,532	19,068
Other Securities	3,707	-	2,703	-
Total	$ 467,761	$ 149,729	$ 485,771	$ 94,009

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits; limits are established both for categories of securities (e.g., OTC equities, corporate bonds, municipal bonds) and for individual traders. As of September 30, 2007, the absolute fixed income and equity inventory limits were $1,955,000,000 and $83,600,000, respectively. The Company's trading activities were well within these limits at September 30, 2007. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risk. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

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

To calculate VaR, the Company uses historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that the Company could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year. During the fiscal year ended September 30, 2007, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR five times, due in part, to volatile movements in bond prices experienced during the fourth fiscal quarter.

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

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the twelve months ended September 30, 2007, with the corresponding dollar value of the Company's portfolio:

	Twelve Months Ended September 30, 2007			VaR at
				September 30,	September 30,
	High	Low	DailyAverage	2007	2006
	($ in 000's)

Daily VaR	$ 1,098	$ 226	$ 536	$ 232	$ 483
Related Portfolio Value (Net)*	$ 334,309	$ 282,240	$ 357,728	$ 278,605	$ 312,917
VaR as a Percent
of Portfolio Value	0.33%	0.08%	0.16%	0.08%	0.15%

*Portfolio value achieved on the day of the VaR calculation.

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

Additional information is discussed under Derivative Financial Instruments in Note 11 of the Notes to the Consolidated Financial Statements.

RJBank maintains an earning asset portfolio that is comprised of mortgage, corporate and consumer loans, as well as mortgage backed securities, securities purchased under resale agreements, and other investments. Those earning assets are funded in part by its obligations to clients, including NOW accounts, demand deposits, money market accounts, savings accounts, and certificates of deposit; and FHLB advances. Based on the current earning asset portfolio of RJBank, market risk for RJBank is limited primarily to interest rate risk. RJBank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios. The following table represents the carrying value of RJBank's assets and liabilities that are subject to market risk. This table does not include financial instruments with limited market risk exposure due to offsetting asset and liability positions, short holding periods or short periods of time until the interest rate resets.

RJBank Financial Instruments with Market Risk (as described above):

	September 30,	September 30,
	2007	2006
	(in 000's)

Mortgage Backed Securities	$ 382,455	$ 151,437
Loans Receivable, Net	2,020,530	1,282,504
Total Assets with Market Risk	$ 2,402,985	$ 1,433,941

Certificates of Deposit	$ 185,729	$ 255,360
Federal Home Loan Bank Advances	50,000	60,000
Total Liabilities with Market Risk	$ 235,729	$ 315,360

The following table shows the distribution of those RJBank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2007:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)

Commercial Loans	$ 2,188	$ 340,538	$ 342,726
Real Estate Construction Loans	-	102,037	102,037
Commercial Real Estate Loans	7,141	2,184,092	2,191,233
Residential Mortgage Loans	23,134	1,911,411	1,934,545
Consumer Loans	-	3,017	3,017

Total Loans	$ 32,463	$ 4,541,095	$ 4,573,558

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 10.25% in the first year after the rate increase, whereas a downward shift of the same magnitude would increase RJBank's net interest income by 6.91%. These sensitivity figures are based on positions as of September 30, 2007, and are subject to certain simplifying assumptions, including that management takes no corrective action.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 26 traders. The average aggregate inventory held for proprietary trading during the year ended September 30, 2007 was CDN$12,257,443. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

Credit Risk

The Company is engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks and other financial institutions. The Company is exposed to risk that these counterparties may not fulfill their obligations. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. The Company manages this risk by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security and loan concentrations, holding and marking to market collateral on certain transactions and conducting business through clearing organizations, which guarantee performance.

The Company's client activities involve the execution, settlement, and financing of various transactions on behalf of its clients.  Client activities are transacted on either a cash or margin basis. Credit exposure associated with the Company's Private Client Group results primarily from customer margin accounts, which are monitored daily and are collateralized. When clients execute a purchase the Company is at some risk that the client will renege on the trade. If this occurs, the Company may have to liquidate the position at a loss. However, most private clients have available funds in the account before the trade is executed. The Company monitors exposure to industry sectors and individual securities and performs analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions.

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

The Company is the lessor in a leveraged commercial aircraft transaction with Continental. The Company's ability to realize its expected return is dependent upon the airline’s ability to fulfill its lease obligation. In the event that the airline defaults on its lease commitments and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company continues to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

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

The Company has established a Quality of Markets Committee that meets regularly to monitor the best execution activities of the trading departments within the Company as they relate to customer orders. This Committee is comprised of representatives from the OTC Trading, Listed Trading, Options, Municipal Trading, Taxable Trading, Compliance and Legal Departments and is under the direction of a senior officer of the Company. This Committee reviews reports from OTC Trading, Listed Trading, Options, Municipal Trading and Taxable Trading departments and recommends action for improvement when necessary.

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

We have audited the accompanying Consolidated Statements of Financial Condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Raymond James Financial, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 29, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Tampa, Florida
November 29, 2007
Certified Public Accountants

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	September 30,
	2007	2006
	(in 000’s)
Assets:
Cash and Cash Equivalents	$ 644,943	$ 392,418
Assets Segregated Pursuant to Regulations and Other Segregated Assets	4,127,667	3,366,703
Securities Purchased under Agreements to Resell and Other Collateralized Financings	1,295,004	849,333
Financial Instruments:
Trading Instruments, at Fair Value	467,761	485,771
Available for Sale Securities, at Fair Value	569,952	280,580
Other Investments, at Fair Value	90,637	66,726
Receivables:
Brokerage Clients, Net	1,704,300	1,504,607
Stock Borrowed	1,292,265	1,068,102
Bank Loans, Net	4,664,209	2,262,832
Brokers-Dealers and Clearing Organizations	228,865	210,443
Other	315,227	290,294
Investments in Real Estate Partnerships - Held by Variable Interest Entities	221,147	227,963
Property and Equipment, Net	166,963	142,780
Deferred Income Taxes, Net	107,922	94,957
Deposits With Clearing Organizations	36,416	30,780
Goodwill	62,575	62,575
Prepaid Expenses and Other Assets	258,315	179,786

	$ 16,254,168	$ 11,516,650

Liabilities And Shareholders' Equity:
Loans Payable	$ 122,640	$ 141,638
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	116,479	193,647
Payables:
Brokerage Clients	5,675,860	4,552,227
Stock Loaned	1,280,747	1,235,104
Bank Deposits	5,585,259	2,806,880
Brokers-Dealers and Clearing Organizations	128,298	79,646
Trade and Other	450,008	138,091
Trading Instruments Sold but Not Yet Purchased, at Fair Value	149,729	94,009
Securities Sold Under Agreements to Repurchase	393,282	301,110
Accrued Compensation, Commissions and Benefits	356,627	321,224
Income Taxes Payable	7,755	34,294

	14,266,684	9,897,870

Minority Interests	229,670	154,911

Shareholders' Equity
Preferred Stock; $.10 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized
180,000,000 Shares; Issued 120,903,331 at
September 30, 2007 and 117,655,883 at September 30, 2006	1,176	1,150
Shares Exchangeable into Common Stock; 273,042
at September 30, 2007 and 362,197 at September 30, 2006	3,504	4,649
Additional Paid-In Capital	277,095	205,198
Retained Earnings	1,461,898	1,258,446
Accumulated Other Comprehensive Income	30,191	12,095
	1,773,864	1,481,538
Less: 1,005,668 and 1,270,015 Common Shares in Treasury, at Cost	(16,050)	(17,669)
	1,757,814	1,463,869

	$ 16,254,168	$ 11,516,650

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in 000’s, except per share amounts)
	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Revenues:
Securities Commissions and Fees	$ 1,740,717	$ 1,561,504	$ 1,421,908
Investment Banking	192,114	158,598	150,166
Investment Advisory Fees	206,076	179,366	157,428
Interest	726,992	469,981	245,562
Net Trading Profits	16,476	27,156	24,612
Financial Service Fees	125,214	128,811	97,213
Other	101,990	120,162	71,307

Total Revenues	3,109,579	2,645,578	2,168,196

Interest Expense	499,664	296,670	117,789
Net Revenues	2,609,915	2,348,908	2,050,407

Non-Interest Expenses:
Compensation, Commissions and Benefits	1,766,690	1,601,037	1,429,104
Communications and Information Processing	114,161	103,576	91,881
Occupancy and Equipment Costs	79,881	72,593	66,948
Clearance and Floor Brokerage	30,746	28,329	24,063
Business Development	88,067	78,579	67,802
Investment Advisory Fees	47,452	40,524	34,191
Other	100,421	90,363	90,965
Total Non-Interest Expenses	2,227,418	2,015,001	1,804,954

Minority Interest in Subsidiaries	(9,727)	(8,159)	(2,518)

Income Before Provision for Income Taxes	392,224	342,066	247,971

Provision for Income Taxes	141,794	127,724	96,925

Net Income	$ 250,430	$ 214,342	$ 151,046

Net Income per Share-Basic	$ 2.17	$ 1.90	$ 1.37
Net Income per Share-Diluted	$ 2.11	$ 1.85	$ 1.33
Weighted Average Common Shares
Outstanding-Basic*	115,608	112,614	110,217
Weighted Average Common and Common
Equivalent Shares Outstanding-Diluted*	118,693	115,738	113,048

Cash Dividend per Common Share*	$ 0.40	$ 0.32	$ 0.21

Net Income	$ 250,430	$ 214,342	$ 151,046
Other Comprehensive Income:
Net Unrealized (Loss) Gain on Available
for Sale Securities, Net of Tax	(2,150)	217	79
Net Unrealized Gain on Interest
Rate Swaps Accounted for as Cash Flow
Hedges, Net of Tax	-	44	882
Net Change in Currency Translations, Net of Tax	20,246	2,202	4,796
Total Comprehensive Income	$ 268,526	$ 216,805	$ 156,803

* 2005 amounts have been adjusted for the March 22, 2006 3-for-2 stock split.
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in 000’s, except per share amounts)

			Shares				Accumu-
			Exchangeable		Addi-		lated Other
			into		tional		Compre-	Treasury Stock		Total
	Common Stock		Common Stock		Paid-in	Retained	hensive	Common		Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balances at September 24, 2004	75,322	$ 753	285	$5,493	$127,405	$957,317	$ 3,875	(1,761)	$(29,630)	$1,065,213
Net Income Fiscal 2005						151,046				151,046
Cash Dividends - Common Stock
($.21 per Share)*						(26,300)				(26,300)
Purchase of Treasury Shares					62			(6)	(177)	(115)
Employee Stock Purchases	329	3			9,622					9,625
Exercise of Stock Options	916	9			13,961			54	913	14,883
Grant of Restricted Shares					5,678			457	7,690	13,368
Stock Option Expense					8,346					8,346
Net Unrealized Gain on Available for Sale
Securities **							79			79
Net Unrealized Gain on Interest
Rate Swaps Accounted for
as Cash Flow Hedges **							882			882
Net Change In Currency Translations **							4,796			4,796
Balances at September 30, 2005	76,567	$ 765	285	$5,493	$165,074	$1,082,063	$ 9,632	(1,256)	$(21,204)	$1,241,823
Net Income Fiscal 2006						214,342				214,342
Cash Dividends - Common Stock
($.32 per Share)						(37,570)				(37,570)
Purchase of Treasury Shares								(126)	(5,580)	(5,580)
3-For2 Stock Split	38,945	389	129			(389)		(426)
Employee Stock Purchases	321	3			10,710					10,713
Exchangeable Shares	52		(52)	(844)	844
Exercise of Stock Options	987	10			19,721			290	4,761	24,492
Grant of Restricted Shares	784	8						248	4,354	4,362
Restricted Stock Expense					11,308					11,308
Stock Option Expense					13,773					13,773
Restricted Stock Units					1,584					1,584
APIC Reclass Related to Unvested
Restricted Stock Grants		(25)			(17,816)					(17,841)
Net Unrealized Gain on Available for Sale
Securities **							217			217
Net Unrealized Gain on Interest Rate
Swaps Accounted for as
Cash Flow Hedges **							44			44
Net Change in Currency Translations **							2,202			2,202
Balances at September 30, 2006	117,656	$1,150	362	$4,649	$205,198	$1,258,446	$12,095	(1,270)	$(17,669)	$1,463,869
Net Income Fiscal 2007						250,430				250,430
Cash Dividends - Common Stock
($.40 per Share)						(48,488)				(48,488)
Purchase of Treasury Shares								(70)	(2,208)	(2,208)
Employee Stock Purchases	445	4			14,096				(7)	14,093
Exchangeable Shares	89		(89)	(1,145)	1,145
Exercise of Stock Options	1,734	17			25,098			125	1,839	26,954
Grant of Restricted Shares	979	5			(2,000)			209	1,995
Restricted Stock Expense					19,321					19,321
Stock Option Expense					12,361					12,361
Restricted Stock Unit Expense					1,828					1,828
APIC Reclass Related to Unvested
Independent Contractor Stock Options					48					48
Net Unrealized Loss on Available for Sale
Securities **							(2,150)			(2,150)
Net Change in Currency Translations **							20,246			20,246
Other **						1,510				1,510
Balances at September 30, 2007	120,903	$1,176	273	$3,504	$277,095	$1,461,898	$30,191	(1,006)	$(16,050)	$1,757,814
*   Adjusted to reflect 3-for-2 stock split paid on March 22, 2006.
** Net of Tax
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)
(continued on next page)

	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Cash Flows From Operating Activities:
Net Income	$ 250,430	$ 214,342	$ 151,046
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	22,631	19,173	17,781
Excess Tax Benefits from Stock-Based Payment Arrangements	(612)	(1,646)	-
Deferred Income Taxes	(11,515)	(6,097)	(15,301)
Unrealized Gains, Premium and Discount Amortization
on Available for Sale Securities and Other Securities	790	196	(794)
Ineffectiveness of Interest Rate Swaps Accounted for as
Cash Flow Hedges	-	-	208
Impairment on Leveraged Lease Investments	-	-	6,534
Loss (Gain) on Sale of Property and Equipment	20	143	(106)
Gain on Sale of Loans Available for Sale	(518)	(413)	(421)
Gain on Sale of Joint Venture Interest	(2,559)	-	-
Provision for Loan Loss, Legal Proceedings, Bad Debts and Other Accruals	37,138	31,011	39,854
Stock-Based Compensation Expense	36,563	29,820	17,031

(Increase) Decrease in Operating Assets:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	(739,025)	(868,505)	(74,595)
Receivables:
Brokerage Clients, Net	(179,030)	(78,980)	(151,938)
Stock Borrowed	(224,163)	11,747	457,030
Brokers-Dealers and Clearing Organizations	(9,301)	(99,683)	14,784
Other	(122,198)	(39,084)	(47,526)
Securities Purchased Under Agreements to Resell and Other Collateralized
Financings, Net of Securities Sold Under Agreements to Repurchase	100,708	132,979	(91,925)
Trading Instruments, Net	74,770	(166,678)	(6,694)
Proceeds from Sale of Loans Available for Sale	39,778	15,875	34,902
Origination of Loans Available for Sale	(39,695)	(14,349)	(36,036)
Prepaid Expenses and Other Assets	(2,451)	(32,171)	(31,864)
Minority Interest	(9,727)	(8,159)	(2,518)

Increase (Decrease) in Operating Liabilities:
Payables:
Brokerage Clients	1,062,194	784,692	418,858
Stock Loaned	45,643	119,509	(481,522)
Brokers-Dealers and Clearing Organizations	46,751	(66,623)	72,011
Trade and Other	54,379	(3,179)	(12,181)
Accrued Compensation, Commissions and Benefits	33,086	20,016	43,595
Income Taxes Payable	(27,516)	2,681	(697)

Net Cash Provided by (Used in) Operating Activities	436,571	(3,383)	319,516

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)
(continued)
	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005

Cash Flows from Investing Activities:
Additions to Property and Equipment, Net	(46,081)	(27,280)	(30,154)
Proceeds from Sale of Joint Venture Interest, Net of Cash Disposed	3,514	-	-
Loan Originations and Purchases	(4,133,345)	(2,318,831)	(691,302)
Loan Repayments	1,997,824	1,044,015	379,298
Purchases of Other Investments	(15,639)	(66,726)	-
Investments in Real Estate Partnerships-Held by Variable
Interest Entities	(18,078)	(89,735)	(75,967)
Loans to Investor Members of Variable Interest Entities Related to Investments
in Real Estate Partnerships	-	(42,715)	(46,286)
Repayments of Loans by Investor Members of Variable Interest Entities Related
to Investments in Real Estate Partnerships	16,619	10,898	-
Securities Purchased Under Agreements to Resell, Net	(445,000)	(460,000)	-
Sale of Available for Sale Securities	81	252	9,250
Purchases of Available for Sale Securities	(396,450)	(1,180,414)	(60,536)
Available for Sale Securities Maturations and Repayments	102,700	1,087,624	71,671

Net Cash Used in Investing Activities	(2,933,855)	(2,042,912)	(444,026)

Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, Net	-	8,464	16,542
Repayments of Mortgage and Borrowings, Net	(18,872)	(13,288)	(6,473)
Proceeds from Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	6,744	54,249	74,921
Repayments of Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	(36,339)	(5,382)	(3,665)
Proceeds from Capital Contributed to Variable Interest Entities Related to
Investments in Real Estate Partnerships	66,201	83,215	32,051
Minority Interest	(42,659)	(11,176)	(4,210)
Exercise of Stock Options and Employee Stock Purchases	38,076	33,120	23,066
Increase in Bank Deposits	2,778,379	1,730,860	302,984
Purchase of Treasury Stock	(578)	(5,100)	(115)
Cash Dividends on Common Stock	(48,488)	(37,570)	(26,300)
Excess Tax Benefits from Stock-Based Payment Arrangements	612	1,646	-

Net Cash Provided by Financing Activities	2,743,076	1,839,038	408,801

Currency Adjustment:
Effect of Exchange Rate Changes on Cash	3,079	2,202	4,796
Net Increase (Decrease) in Cash and Cash Equivalents	248,871	(205,055)	289,087
Cash Resulting from Consolidation of Variable Interest Entities Related to
Investments in Real Estate Partnerships	(291)	-	20,851
Cash Resulting from Consolidation of Limited Partnerships	3,945	-	-
Cash and Cash Equivalents at Beginning of Year	392,418	597,473	287,535

Cash and Cash Equivalents at End of Year	$ 644,943	$ 392,418	$ 597,473

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ 498,175	$ 294,215	$ 116,553
Cash Paid for Income Taxes	$ 177,087	$ 129,480	$ 113,476
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

Raymond James Financial, Inc. (“RJF”) is a holding company headquartered in Florida whose subsidiaries are engaged in various financial services businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. In addition, some of these subsidiaries provide investment management services for retail and institutional clients and banking and trust services. The accounting and reporting policies of Raymond James Financial, Inc. and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“U.S.”), the more significant of which are summarized below:

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

Effective October 1, 2006, the Company adopted Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” for partnerships created before and not subsequently modified after June 29, 2005. As a result, the Company consolidated three partnerships beginning in the three months ended December 31, 2006. As of September 30, 2007, these partnerships had assets of approximately $77.1 million.

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

Reporting Period

The Company’s quarters end on the last day of each calendar quarter.

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

The Company earns investment advisory fees based on the value of clients' portfolios. These fees are recorded ratably over the period earned.

Financial service fees include per account fees such as IRA fees, transaction fees on fee based accounts, service fees and distribution fees received from mutual funds.

Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. Correspondent clearing revenues are recorded net of commissions remitted and included in other revenue. Total commissions generated by correspondents were $39,634,000, $29,985,000, and $28,957,000 and commissions remitted totaled $34,004,000, $25,049,000, and $24,435,000 for the years ended September 30, 2007, September 30, 2006, and September 30, 2005, respectively.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Assets Segregated Pursuant to Regulations and Other Segregated Assets

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Raymond James & Associates (“RJA”), as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, Raymond James Limited (“RJ Ltd.”) is required to hold client Registered Retirement Savings Plan funds in trust. Segregated assets at September 30, 2007 and September 30, 2006 consist of cash and cash equivalents.

Repurchase Agreements and Other Collateralized Financings

The Company purchases short-term securities under agreements to resell (“reverse repurchase agreements”). Additionally, the Company sells securities under agreements to repurchase (“repurchase agreements”). Both reverse repurchase and repurchase agreements are accounted for as collateralized financings and are carried at contractual amounts plus accrued interest. Other than Raymond James Bank’s (“RJBank”) policy described below, it is the Company's policy to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, the collateral is valued daily, and the Company may require counterparties to deposit additional collateral (or may return collateral to counterparties) when appropriate. Other collateralized financings include secured call loans receivable held by RJ Ltd. These financings represent loans of excess cash to financial institutions which are fully collateralized by treasury bills and bear interest at call loan rates.

RJBank’s reverse repurchase agreements are accounted for as collateralized investing transactions and are recorded at the amounts at which the securities were acquired plus accrued interest. Securities obtained under the resale agreements have a market value equal to or exceeding the principal amount of the resale agreements. The securities are held by third party custodians and are segregated under written agreements that recognize RJBank’s interest in the securities. The securities purchased are primarily mortgage backed securities or collateralized mortgage obligations (“CMOs”) issued by U.S. agencies. The market value of securities purchased is monitored and collateral is obtained from or returned to the counterparty when appropriate. These reverse repurchase agreements generally mature on the next business day. RJBank has the right to sell, transfer or pledge the securities purchased under agreements to resell.

Financial Instruments

Trading instruments are comprised primarily of the financial instruments held by the Company's broker-dealer subsidiaries. These instruments are recorded at fair value with unrealized gains and losses reflected in current period earnings. Fair values are generally based on prices from independent sources, such as listed market prices or broker or dealer price quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information, including types of securities, current financial information, restrictions on dispositions, market values of underlying securities and quotations for similar instruments.

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

Brokerage Client Receivables and Allowance for Doubtful Accounts

Brokerage client receivables include receivables of the Company's asset management and broker-dealer subsidiaries. The receivables from asset management clients are primarily for accrued asset management service fees, while the receivables from broker-dealer clients are principally for amounts due on cash and margin transactions and are generally collateralized by securities owned by the clients. Both the receivables from the asset management and broker-dealer clients are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. When a broker-dealer receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the Consolidated Statements of Financial Condition.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. When the review of these accounts indicates that further collection activity is highly unlikely, the loans are written off and the corresponding allowance for doubtful accounts is reversed.

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

Bank Client Loans and Allowances for Losses

Bank loans are primarily comprised of loans originated or purchased by RJBank and include commercial and residential mortgage loans, as well as non-real estate commercial and consumer loans. The Company records these loans at amortized cost, adjusted for an allowance for loan loss. Included in amortized cost are any deferred fees or loan origination costs plus the unamortized premiums or discounts on purchased loans. Syndicated loans purchased are reported as of the earlier of the settlement date or the delayed settlement compensation commencement date.

Loan origination fees, net of related costs, are capitalized and recognized in interest income using the interest or straight-line method, or proportionate to the amount of principal payments, over the contractual life of the loans.

Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Gains and losses on sales of these assets are included as a component of other income, while interest collected on these assets is included in interest income.  Net unrealized losses are recognized through a valuation allowance by charges to income.

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies" (“SFAS 5”), and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At September 30, 2007, the amortized cost of all RJBank loans was $4.7 billion and an allowance for loan losses of $47 million was recorded against that balance. RJBank also has $6.8 million in reserves for off-balance sheet exposures maintained in Trade and Other Payables. The total allowance for losses and reserves for unfunded commitments is equal to 1.15% of the amortized cost of the loan portfolio.

Once RJBank has identified a loan as impaired, the accrual of interest on the loan is discontinued when either principal or interest becomes 90 days past due or when the full timely collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off and accretion of the net deferred loan origination fees ceases. The loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status. When the uncollectibility of a loan balance is believed to be confirmed, loan losses are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Real estate acquired in the settlement of loans, including through, or in lieu of, loan foreclosure, is initially recorded at the lower of cost or estimated fair value less estimated selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value, as determined by a current appraisal, less estimated costs to sell. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations.

Investments in Real Estate Partnerships- Held by Variable Interest Entities

A wholly owned subsidiary of the Company is the managing member or general partner in several separate tax credit housing funds. Additional information is presented in Note 6 below. These funds invest in limited partnerships which purchase and develop affordable housing properties qualifying for federal and state tax credits. As of September 30, 2007 and September 30, 2006, the investments related to these limited partnerships totaled approximately $221.1 million and $228.0 million, respectively, on the Company’s Consolidated Statements of Financial Condition.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of assets is primarily provided for using the straight-line method over the estimated useful lives of the assets, which range from two to seven years for software, two to five for furniture and equipment and 10 to 31 years for buildings and land improvements. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to operations in the period incurred. Gains and losses on disposals of property and equipment are reflected in income in the period realized.

Goodwill

Goodwill is related to the acquisitions of Roney & Co. (now part of RJA) and Goepel McDermid, Inc. (now called Raymond James Ltd.). This goodwill, totaling $63 million, was allocated to the reporting units within the Private Client Group and Capital Markets segments pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with this pronouncement, indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of September 30, 2007, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The Company records reserves related to legal proceedings in Trade and Other Payables. Such reserves are established and maintained in accordance with SFAS 5 and FIN No. 14, “Reasonable Estimation of the Amount of a Loss”. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Lastly, each case is reviewed to determine if it is probable that insurance coverage will apply, in which case the reserve is reduced accordingly. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.

Stock Compensation

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Given that the Company had adopted the fair value recognition provisions as of September 28, 2002, using the modified prospective method of adoption within the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, the adoption of SFAS No. 123R did not have a material impact on the Company’s accounting for employee stock-based compensation. At September 30, 2007, the Company had multiple stock-based employee compensation plans, which are described more fully in Note 17 below. In addition, the Company has two stock option plans for its independent contractor Financial Advisors, which are described more fully in Note 18 below. The Company accounts for share-based awards to its independent contractor Financial Advisors in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. As a result, these awards are revalued at each reporting date for purposes of measuring compensation expense associated with these awards. Compensation expense is recognized for all stock-based compensation with future service requirements over the relevant vesting periods using the straight-line method.

Derivative Financial Instruments

The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivatives and hedging activities. These statements establish standards for designating a derivative as a hedge. Derivatives in a broker-dealer or those that do not meet the criteria for designation as a hedge are accounted for as trading account assets and liabilities, and recorded at fair value in the statement of financial condition with the realized and unrealized gains or losses recorded in the consolidated statement of income for that period.

Under FIN 39, “Offsetting of Amounts Related to Certain Contracts”, the Company elects to net-by-counterparty the fair value of interest rate swap contracts entered into by the Fixed Income Trading group. Certain contracts contain a legally enforceable master netting arrangement and therefore, the fair value of those swap contracts are netted by counterparty in the Consolidated Statements of Financial Condition.

The Company uses interest rate swaps as well as future contracts as part of its fixed income business. In addition, the Company enters into interest rate swaps which are, in turn, substantially economically hedged with counterparties. These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the statement of income for the period. Any collateral exchanged as part of the swap agreement is recorded in broker receivables and payables in the Consolidated Statements of Financial Condition for the period.

Leases

The Company leases office space and equipment under operating leases. The Company recognizes rent expense related to these operating leases on a straight-line basis over the lease term. The lease term commences on the earlier of the date when the Company becomes legally obligated for the rent payments or the date on which the Company takes possession of the property. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in other liabilities in the Consolidated Statements of Financial Condition and amortizes the deferred rent over the lease term as a reduction to rent expense in the consolidated statement of income.

Foreign Currency Translation

The Company consolidates its foreign subsidiaries and joint ventures. The statement of financial condition of the subsidiaries and joint ventures are translated at exchange rates as of the period end. The statements of income are translated at an average exchange rate for the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in shareholders' equity as a component of Accumulated Other Comprehensive Income.

Income Taxes

The Company utilizes the asset and liability approach defined in SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement amounts and the tax bases of assets and liabilities.

Earnings per Share ("EPS")

Basic EPS is calculated by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares by application of the treasury stock method.

Reclassifications

Certain revisions and reclassifications have been made to the consolidated financial statements of the prior years to conform to the current year presentation. As a result, Financial Service Fees revenue and Investment Advisory Fees expense increased by approximately $12.8 million and $11.2 million, respectively, for the years ended September 30, 2006 and 2005. These revisions did not impact the Company’s net income for the years ended September 30, 2006 and 2005. The Company also reclassified certain amounts from cash to segregated assets and reverse repurchase agreements on its 2006 and 2005 Consolidated Statements of Financial Condition and related cash flow activity on its 2006 and 2005 Consolidated Statements of Cash Flows. For fiscal year 2006, $176.8 million was reclassified from cash to segregated assets and $72.5 million was reclassified from cash to securities purchased under agreements to resell. For fiscal year 2005, $146.4 million was reclassified from cash to segregated assets and $137.3 million was reclassified from cash to securities purchased under agreements to resell. These revisions did not impact the Company’s net income for the years ended September 30, 2006 and 2005.

In the quarter ended September 30, 2007, a new segment was established: Proprietary Capital. The components of this segment were previously included in the Asset Management and Other segments. Reclassifications have been made in the segment disclosure for previous years to conform to this presentation. Additional information is provided in Note 22 below.

NOTE 2 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:

	September 30, 2007		September 30, 2006
		Instruments		Instruments
		Sold but		Sold but
	Trading	Not Yet	Trading	Not Yet
	Instruments	Purchased	Instruments	Purchased
	(in 000's)
Marketable:
Municipal Obligations	$ 200,024	$ 54	$ 192,028	$ 5
Corporate Obligations	56,069	952	134,431	968
Government Obligations	83,322	45,275	37,793	31,636
Agencies	47,123	60,829	68,380	34,023
Total Debt Securities	386,538	107,110	432,632	66,632

Derivative Contracts	30,603	8,445	20,904	8,309
Equity Securities	46,913	34,174	29,532	19,068
Other Securities	3,707	-	2,703	-
Total	$ 467,761	$ 149,729	$ 485,771	$ 94,009

Mortgage backed securities of $48.9 million and $77.1 million at September 30, 2007 and September 30, 2006, respectively, are included in Corporate Obligations and Agencies in the table above. Mortgage backed securities sold but not yet purchased of $60.8 million and $34 million at September 30, 2007 and September 30, 2006, respectively, are included in Agencies in the table above. Net unrealized (losses) gains related to open trading positions at September 30, 2007, September 30, 2006, and September 30, 2005 were $(726,000), $4,387,000, and $(1,257,000), respectively.

NOTE 3 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of CMOs, mortgage related debt, and certain equity securities of the Company's non-broker-dealer subsidiaries, principally RJBank. There were proceeds from the sale of available for sale securities of $81,000 for the year ended September 30, 2007, $252,000 for the year ended September 30, 2006 and $9,250,000 for the year ended September 30, 2005. The realized gains and losses related to the sale of available for sale securities were immaterial to the consolidated financial statements for all years presented.

The amortized cost and estimated market values of securities available for sale at September 30, 2007, September 30, 2006 and September 30, 2005 are as follows:

	September 30, 2007
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage Backed Securities	$ 189,816	$ 283	$ (404)	$ 189,695
Non-Agency Collateralized Mortgage Obligations	382,980	239	(3,003)	380,216

Total RJBank Available for Sale Securities	572,796	522	(3,407)	569,911

Other	3	38	-	41

Total Available for Sale Securities	$ 572,799	$ 560	$ (3,407)	$ 569,952

	September 30, 2006
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage Backed Securities	$ 142,084	$ 495	$ (27)	$ 142,552
Non-Agency Collateralized Mortgage Obligations	137,753	363	(156)	137,960

Total RJBank Available for Sale Securities	279,837	858	(183)	280,512

Other	110	-	(42)	68

Total Available for Sale Securities	$ 279,947	$ 858	$ (225)	$ 280,580

	September 30, 2005
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage Backed Securities	$ 182,066	$ 485	$ (34)	$ 182,517
Non-Agency Collateralized Mortgage Obligations	5,166	-	(171)	4,995
Municipal Bonds	5	-	-	5

Total RJBank Available for Sale Securities	187,237	485	(205)	187,517

Other	27	5	-	32

Total Available for Sale Securities	$ 187,264	$ 490	$ (205)	$ 187,549

The following table shows the scheduled maturities, carrying values and current yields for RJBank's available for sale securities at September 30, 2007. Since RJBank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Balance	Average	Balance	Average	Balance	Average	Balance	Average	Balance	Average
	Due	Yield	Due	Yield	Due	Yield	Due	Yield	Due	Yield
($ in 000’s)
Agency
Mortgage
Backed
Securities	$ 96	5.51%	$ -	-	$ 10,646	5.48%	$ 178,953	5.47%	$ 189,695	5.47%
Non-Agency
Collateralized
Mortgage
Obligations	-	-	-	-	-	-	380,216	5.65%	380,216	5.65%
	$ 96		$ -		$ 10,646		$ 559,169		$ 569,911

The following table shows RJBank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2007:

	Less than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in 000’s)

Agency Mortgage Backed Securities	$ 99,726	$ (347)	$ 22,475	$ (57)	$ 122,201	$ (404)
Non-Agency Collateralized
Mortgage Obligations	300,176	(2,897)	8,244	(106)	308,420	(3,003)
Total Temporarily
Impaired
Securities	$ 399,902	$ (3,244)	$ 30,719	$ (163)	$ 430,621	$ (3,407)

The reference point for determining when securities are in a loss position is fiscal year-end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the past twelve-month period. The unrealized losses at September 30, 2007, were primarily caused by interest rate changes and market irregularities. The Federal National Mortgage Association or Federal Home Loan Mortgage Corporation guarantees the contractual cash flows of the agency collateralized mortgage obligation securities. As of September 30, 2007, $359 million of the non-agency collateralized mortgage obligations are rated AAA, and $21 million are investment grade rated below AAA. All of the non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and market irregularities and not credit quality, and because the Company has the ability and intent to hold these investments until a fair value recovery or maturity, these investments are not considered "other-than-temporarily" impaired.

NOTE 4 - RECEIVABLES FROM AND PAYABLES TO BROKERAGE CLIENTS:

Receivables from Brokerage Clients

Receivables from brokerage clients include amounts arising from normal cash and margin transactions and fees receivable. Margin receivables are collateralized by securities owned by brokerage clients. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients at September 30, 2007 and September 30, 2006 is as follows:

	September 30,	September 30,
	2007	2006
	(in 000's)

Brokerage Client Receivables	$ 1,704,944	$ 1,505,126
Allowance For Doubtful Accounts	(644)	(519)
Brokerage Client Receivables, Net	$ 1,704,300	$ 1,504,607

Payables to Brokerage Clients

Payables to brokerage clients include brokerage client funds on deposits awaiting reinvestment. The following table presents a summary of such payables at September 30, 2007 and September 30, 2006:

	September 30,	September 30,
	2007	2006
	(in 000's)

Brokerage Client Payables:
Interest Bearing	$ 5,115,215	$ 4,140,197
Non-Interest Bearing	560,645	412,030
Total Brokerage Client Payables	$ 5,675,860	$ 4,552,227

Interest expense on brokerage client payables for the years ended September 30, 2007, September 30, 2006, and September 30, 2005 was $204,158,000, $143,428,000, and $58,486,000, respectively.

NOTE 5 – BANK LOANS, NET:

Bank client receivables are primarily comprised of loans originated or purchased by RJBank and include commercial and residential real estate loans, as well as commercial and consumer loans. These receivables are collateralized by first or second mortgages on residential or other real property, by other assets of the borrower, or are unsecured. The following table presents the balance and associated percentage of each major loan category in RJBank's portfolio, including loans receivable and loans available for sale:

	September 30,		September 30,		September 30,		September 24,		September 26,
	2007		2006		2005		2004		2003
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	($ in 000’s)

Commercial
Loans	$ 343,783	7%	$ 272,957	12%	$ 144,254	14%	$ 124,243	18%	$ 93,985	17%
Real Estate
Construction
Loans	123,664	3%	34,325	2%	32,563	3%	34,838	5%	10,231	2%
Commercial
Real Estate
Loans	2,317,840	49%	653,695	28%	136,375	14%	75,632	11%	70,723	12%
Residential
Mortgage
Loans	1,934,645	41%	1,322,908	58%	690,242	69%	457,921	66%	389,686	69%
Consumer
Loans	4,541	0%	1,917	0%	2,752	0%	1,568	0%	1,689	0%

Total Loans	4,724,473	100%	2,285,802	100%	1,006,186	100%	694,202	100%	566,314	100%

Net Unearned
Income and
Deferred
Expenses (1)	(13,242)		(4,276)		1,688		112		1,268
Allowance for
Loan Losses	(47,022)		(18,694)		(7,593)		(7,642)		(5,910)

	(60,264)		(22,970)		(5,905)		(7,530)		(4,642)

Loans, Net	$ 4,664,209		$ 2,262,832		$ 1,000,281		$ 686,672		$ 561,672

(1) Includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At September 30, 2007 and September 30, 2006, $55,000,000 and $60,000,000 in Federal Home Loan Bank (“FHLB”) advances, respectively, were secured by a blanket lien on RJBank's residential mortgage loan portfolio.

At September 30, 2007 and 2006, RJBank had $5,064,000 and $1,137,000 in loans available for sale, respectively.  RJBank's gain from the sale of originated loans available for sale was $518,000, $413,000, and $421,000 for the years ended September 30, 2007, September 30, 2006, and September 30, 2005, respectively.

Certain officers, directors, and affiliates, and their related interests were indebted to RJBank for $999,000 and $294,000 at September 30, 2007 and September 30, 2006, respectively.  All such loans were made in the ordinary course of the business.

Interest income on loans, net of unearned income, for the years ended September 30, 2007, 2006, and 2005 was $205.0 million, $95.4 million, and $37.2 million, respectively.

The following table shows the contractual maturities of RJBank’s loan portfolio at September 30, 2007, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table:

	Due in
	1 Year or Less	1 Year – 5 Years	>5 Years	Total
	(in 000’s)

Commercial Loans	$ 1,057	$ 98,207	$ 244,519	$ 343,783
Real Estate Construction Loans	21,627	101,129	908	123,664
Commercial Real Estate Loans	126,607	1,189,656	1,001,577	2,317,840
Residential Mortgage Loans	100	4,601	1,929,944	1,934,645
Consumer Loans	1,524	3,017	-	4,541

Total Loans	$ 150,915	$ 1,396,610	$ 3,176,948	$ 4,724,473

RJBank classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets:

	September 30,	September 30,	September 30,	September 24,	September 26,
	2007	2006	2005	2004	2003
	($ in 000’s)

Nonaccrual Loans	$ 1,391	$ 2,091	$ 117	$ 801	$ 215
Accruing Loans Which are 90 Days
Past Due	2,674	-	1,200	125	-

Total Nonperforming Loans	4,065	2,091	1,317	926	215

Real Estate Owned and Other
Repossessed Assets, Net	1,653	-	-	-	-

Total Nonperforming Assets, Net	$ 5,718	$ 2,091	$ 1,317	$ 926	$ 215

Total Nonperforming Loans as a
Percentage of
Total Loans, Net	0.12%	0.09%	0.13%	0.13%	0.04%

The gross interest income related to non-performing loans, which would have been recorded had these loans been current in accordance with their original terms and had been outstanding throughout the period or since origination, and the interest income recognized on these loans for the year ended, September 30, 2007 were immaterial to the consolidated financial statements.  As of September 30, 2007, there were no impaired loans.  There were no troubled debt restructurings for any of the periods presented above.

Changes in the allowance for loan losses at RJBank were as follows:

	Year Ended
	September 30,	September 30,	September 30,	September 24,	September 26,
	2007	2006	2005	2004	2003
	($ in 000’s)

Allowance for Loan Losses,
Beginning of Period	$ 18,694	$ 7,593	$ 7,642	$ 5,910	$ 5,109
Provision For Loan Losses	29,410	11,153	1,037	1,732	801
Transfer to Reserve for Unfunded
Commitments			(1,086)
Charge-Offs:
Commercial Loans	-	-	-	-	-
Real Estate Construction
Loans	(629)	-	-	-	-
Commercial Real Estate Loans	-	-	-	-	-
Residential Mortgage Loans	(454)	(61)	-	-	-
Consumer Loans	-	-	-	-	-

Total Charge-Offs	(1,083)	(61)	-	-	-

Recoveries:
Commercial Loans	-	-	-	-	-
Real Estate Construction
Loans	-	-	-	-	-
Commercial Real Estate Loans	-	-	-	-	-
Residential Mortgage Loans	1	9	-	-	-
Consumer Loans	-	-	-	-	-

Total Recoveries	1	9	-	-	-

Net Charge-Offs	(1,082)	(52)	-	-	-

Allowance for Loan Losses,
End of Period	$ 47,022	$ 18,694	$ 7,593	$ 7,642	$ 5,910

Net Charge-Offs to Average Bank
Loans, Net Outstanding	0.03%	0.00%	0.00%	0.00%	0.00%

The calculation of the allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding.

In addition to the allowance for loan losses shown net of Bank Loans, Net, RJBank had reserves for unfunded lending commitments included in Trade and Other Payables of $6.78 million and $4.05 million for the years ended September 30, 2007 and 2006.

RJBank’s net interest income after provision for loan losses for the years ended September 30, 2007, 2006, and 2005 was $52.4 million, $26.8 million, and $21.6 million, respectively.

RJBank originates and purchases portfolios of loans that have certain features that may be viewed as increasing its exposure to nonpayment risk by the borrower. Specifically, RJBank originates and purchases residential loans that subject the borrower to payment increases over the life of the loan or have high loan-to-value (“LTV”) ratios. These features, including interest-only features and high LTV ratios, may be considered non-traditional for residential mortgages. RJBank does not originate or purchase residential loans that have terms that permit negative amortization features or are option adjustable rate mortgages.

The table below summarizes the level of exposure from each type of loan at September 30, 2007, 2006, and 2005:

Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
(in 000’s)

Interest-Only Adjustable Rate Mortgage Loans Where Borrowers May
Be Subject to Payment Increases	$ 1,614,576	$ 1,051,099	$ 449,811
Residential Mortgage Loans with High Loan-to-Value Ratios	$ 734	$ 1,323	$ 538

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only, that may result in payments increasing significantly when the interest-only period ends and the loan principal begins to amortize. These loans are underwritten based on a variety of factors including the borrower’s credit history, debt to income ratio, employment, the LTV ratio, and the borrower’s disposable income and cash reserves. In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors.

High LTV loans include all mortgage loans where the LTV is greater than 90% and the borrower has not purchased private mortgage insurance (“PMI”). High LTV loans may also include residential mortgage products where a mortgage and home equity loan are simultaneously established for the same property. The maximum original LTV ratio for the mortgage portfolio with no PMI or other security is 100%.

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

The following table summarizes the balance sheets of the variable interest entities consolidated by the Company:

	September 30,	September 30,
	2007	2006
	(in 000's)
Assets:
Cash and Cash Equivalents	$ 6,406	$ 17,622
Receivables, Other	32,675	88,145
Investments in Real Estate Partnerships – Held by Variable Interest Entities	221,147	227,963
Trust Fund Investment in Parent Company Common Stock*	6,450	5,100
Prepaid Expenses and Other Assets	24,894	16,426

Total Assets	$ 291,572	$ 355,256

Liabilities And Shareholders’ Equity:
Loans Payable Related to Investments by Variable Interest Entities in Real Estate
Partnerships	$ 116,479	$ 193,647
Trade and Other	849	279
Intercompany Payable	8,203	16,098

Total Liabilities	125,531	210,024

Minority Interests	162,319	143,217
Shareholders' Equity	3,722	2,015

Total Liabilities and Shareholders' Equity	$ 291,572	$ 355,256

*  Included in common shares in treasury in the Company’s Consolidated Statements of Financial Condition.

The following table summarizes the statements of income of the variable interest entities consolidated by the Company:

	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
	(in 000’s)

Revenues:
Interest	$ 955	$ 1,009	$ 822
Other	2,580	4,397	4,248

Total Revenues	3,535	5,406	5,070

Interest Expense	6,972	8,368	3,934
Net Revenues	(3,437)	(2,962)	1,136

Non-Interest Expenses:
Compensation, Commissions and Benefits	1,828	1,584	-
Other	10,430	9,246	5,759
Total Non-Interest Expense	12,258	10,830	5,759

Minority Interest in Earnings of Subsidiaries	(13,858)	(12,245)	(4,631)

Income Before Provision for Income Taxes	(1,837)	(1,547)	8

Provision for Income Taxes	-	-	-

Net (Loss) Income	$ (1,837)	$ (1,547)	$ 8

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $17.4 million at September 30, 2007. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. At September 30, 2007 that exposure is approximately $5.1 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. CSS had assets of $4.1 million at September 30, 2007. As of September 30, 2007, the Company owns approximately 42% of CSS. The Company's exposure to loss is limited to its capital contributions. The Company is not the primary beneficiary of CSS and accounts for its investment using the equity method of accounting. The carrying value of the Company’s investment in CSS is zero at September 30, 2007. CSS has agreed in principal to be acquired by an affiliate of a shareholder. No distributions to shareholders are anticipated.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 49 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits. As of September 30, 2007, 47 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 1.0%.

RJTCF has concluded that it is the primary beneficiary in approximately one fifth of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $267.7 million at September 30, 2007. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at September 30, 2007, that exposure is approximately $6.9 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at September 30, 2007, that exposure is approximately $26.8 million.

The two remaining tax credit housing funds that have been determined not to be VIEs are wholly owned by RJTCF and are included in the Company’s consolidated financial statements. During September 30, 2007, only one of these funds had any material activity. These funds typically hold interests in certain tax credit limited partnerships for less than 90 days. The fund had assets of approximately $1.1 million at September 30, 2007.

As of September 30, 2007, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. The Company is not the primary beneficiary of these partnerships and accordingly the Company does not consolidate these partnerships. These partnerships have assets of approximately $11 million at September 30, 2007. The Company's exposure to loss is limited to its capital contributions. The carrying value of the Company's investment in these partnerships is not material at September 30, 2007.

One of the Company’s restricted stock plans is associated with a trust fund which was established through the Company’s wholly owned Canadian subsidiary. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. For financial statement purposes, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $6.5 million at September 30, 2007. None of those assets are specifically pledged as collateral for any obligations of the trust fund. The Company's exposure to loss is limited to its contributions to the trust fund and at September 30, 2007, that exposure is approximately $6.5 million.

NOTE 7 – LEVERAGED LEASES

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

The value of the Company’s leveraged lease with Continental was approximately $9.9 million as of September 30, 2007. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014.

	September 30,	September 30,
	2007	2006
	(in 000's)
Rents Receivable (Net of Principal And
Interest on the Non-Recourse Debt)	$ 7,591	$ 8,576
Unguaranteed Residual Values	8,012	8,012
Unearned Income	(5,702)	(5,706)
Investment in Leveraged Leases	9,901	10,882

Deferred Taxes arising from Leveraged Leases	(10,420)	(19,796)
Net Investment in Leveraged Leases	$ (519)	$ (8,914)

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

NOTE 8 - PROPERTY AND EQUIPMENT:

	September 30,	September 30,
	2007	2006
	(in 000's)

Land	$ 18,644	$ 18,644
Construction in Process	1,621	233
Software Development	7,573	4,522
Buildings, Leasehold and Land Improvements	142,329	137,117
Furniture, Fixtures, and Equipment	182,851	155,198
	353,018	315,714
Less: Accumulated Depreciation
and Amortization	(186,055)	(172,934)
	$ 166,963	$ 142,780

NOTE 9 - BANK DEPOSITS:

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits at September 30, 2007 and September 30, 2006:

	September 30, 2007		September 30, 2006
		Weighted		Weighted
		Average		Average
	Balance	Rate (1)	Balance	Rate (1)
	($ in 000's)

Bank Deposits:
NOW Accounts	$ 4,493	1.57%	$ 6,088	1.95%
Demand Deposits (Non-Interest Bearing)	3,645	-	2,538	-
Savings and Money Market Accounts	5,337,587	4.59%	2,542,894	4.59%
Certificates of Deposit	239,534	4.75%	255,360	4.49%
Total Bank Deposits	$5,585,259	4.59%	$2,806,880	4.57%

(1) Weighted average rate calculation is based on the actual deposit balances at September 30, 2007 and 2006.

RJBank had deposits from officers and directors of $1,813,000 and $691,000 at September 30, 2007 and September 30, 2006, respectively.

Scheduled maturities of certificates of deposit and brokered certificates of deposit at September 30, 2007 and 2006 were as follows:

	September 30, 2007		September 30, 2006
	Denominations		Denominations
	Greater than	Denominations	Greater than	Denominations
	or Equal	Less than	or Equal	Less than
	to $100,000	$100,000	to $100,000	$100,000
	(in 000's)

Three Months or Less	$ 14,386	$ 23,922	$ 16,371	$ 37,835
Over Three Through Six Months	10,949	28,980	11,945	26,276
Over Six Through Twelve Months	11,790	38,005	7,821	25,373
Over One Through Two Years	14,706	36,997	11,871	38,556
Over Two Through Three Years	7,978	22,345	10,497	25,809
Over Three Through Four Years	7,857	14,103	6,498	18,387
Over Four Years	1,802	5,714	7,272	10,849
Total	$ 69,468	$ 170,066	$ 72,275	$ 183,085

Interest expense on deposits is summarized as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
	(in 000's)

Certificates of Deposit	$ 11,021	$ 10,872	$ 6,577
Money Market, Savings and
NOW Accounts	179,741	51,313	12,041
Total Interest Expense	$ 190,762	$ 62,185	$18,618

NOTE 10 – LOANS PAYABLE:

Loans Payable

Loans payable at September 30, 2007 and September 30, 2006 are presented below:

	September 30,	September 30,
	2007	2006
	(in 000's)
Short-Term Borrowings:
Borrowings on Lines of Credit (1)	$ 2,685	$ 13,040
Current Portion of Mortgage Notes Payable	2,731	2,746
Federal Home Loan Bank Advances (2)	5,000	-
Total Short-Term Borrowings	10,416	15,786

Long-Term Borrowings:
Mortgage Notes Payable (3)	62,224	65,852
Federal Home Loan Bank Advances (2)	50,000	60,000
Total Long-Term Borrowings	112,224	125,852

Total Loans Payable	$ 122,640	$ 141,638

(1)
The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At September 30, 2007, the aggregate domestic lines were $1.26 billion and CDN $40 million, respectively. The interest rates for these lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. For the fiscal year ended September 30, 2007, interest rates on the lines of credit ranged from 5.25% to 6.70%. For the fiscal year ended September 30, 2006, interest rates on the lines of credit ranged from 4.50% to 6.76%. The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee. There were no outstanding balances against these lines of credit at September 30, 2007. In addition, the Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: four in Turkey totaling $22.5 million and one in Argentina for $3.0 million. On September 30, 2007, there were no outstanding balances on the settlement lines in Argentina and Turkey. At September 30, 2007 the aggregate unsecured settlement lines of credit available were $76.5 million, and there were outstanding balances of $2.7 million on these lines. The interest rates for these lines of credit ranged from 9% to 20%. During the three months ended June 30, 2007, the Company entered into a $500 million uncommitted tri-party repurchase agreement line of credit. Under this agreement, the Company pledges certain of its trading inventory as collateral against borrowings on this line. The required market value of the collateral is generally 102% of the cash borrowed. The rate is set each day at 25 basis points over the opening Fed Funds rate and this agreement can be terminated by any party on any business day. Under this agreement, there were secured short-term borrowings of $195,000,000 outstanding at September 30, 2007 which are included in Securities Sold Under Agreement to Repurchase.

(2)
RJBank has $55 million, $60 million, and $70 million in FHLB advances outstanding at September 30, 2007, 2006, and 2005, respectively, which are comprised of one short-term, fixed rate advance and several long-term, fixed rate advances. The weighted average interest rate on these fixed rate advances at September 30, 2007, 2006, and 2005 were 5.23%, 4.69%, and 4.60%, respectively. The outstanding FHLB advances mature between May 2008 and February 2011. The maximum amount of FHLB advances outstanding at any month-end during the year ended September 30, 2007, 2006, and 2005 was $70 million, $473.7 million, and $122.6 million, respectively. The average amounts of FHLB advances outstanding and the weighted average interest rate thereon for the years ended September 30, 2007, 2006, and 2005 were $57 million at a rate of 5.24%, $233 million at a rate of 4.66%, and $77 million at a rate of 4.01%, respectively. These advances are secured by a blanket lien on RJBank's residential loan portfolio granted to FHLB. The FHLB has the right to convert advances totaling $35 million and $50 million at September 30, 2007 and September 30, 2006, respectively, to a floating rate at one or more future dates. RJBank has the right to prepay these advances without penalty if the FHLB exercises its right.

(3)
Mortgage note payable evidences a mortgage loan for the financing of the Company's home office complex. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $70.7 million at September 30, 2007.

Long-term borrowings at September 30, 2007, based on their contractual terms, mature as follows (in 000's):

2009	$ 2,891
2010	8,060
2011	48,239
2012	3,429
2013 and Thereafter	49,605
Total	$112,224

Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships

The borrowings of certain VIEs’ are comprised of several loans, which are non-recourse to the Company.  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding the entities deemed to be variable interest entities under FIN 46R, which are consolidated by the Company.

VIEs’ loans payable at September 30, 2007 and September 30, 2006 are presented below:

	September 30,	September 30,
	2007	2006
	(in 000's)

Current Portion of Loans Payable	$ 13,839	$ 32,787
Long-Term Portion of Loans Payable	102,640	160,860
Total Loans Payable	$116,479	$193,647

VIEs’ long-term borrowings at September 30, 2007, based on their contractual terms, mature as follows (in 000's):

2009	$ 13,267
2010	12,720
2011	12,748
2012	13,036
2013 and Thereafter	50,869
Total	$102,640

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS:

The Company uses interest rate swaps as well as futures contracts as part of its fixed income business. These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the statement of income for the period. Any collateral exchanged as part of the swap agreement is recorded in Broker Receivables and Payables in the Consolidated Statements of Financial Condition for the period. At September 30, 2007 and September 30, 2006, the Company had outstanding interest rate derivative contracts with notional amounts of $3.5 billion and $2.3 billion, respectively. The notional amount of a derivative contract does not change hands; it is simply used as a reference to calculate payments. Accordingly, the notional amount of the Company’s derivative contracts outstanding at September 30, 2007 vastly exceeds the possible losses that could arise from such transactions. The net market value of all open swap positions at September 30, 2007 and September 30, 2006 was $22.2 million and $13 million, respectively.

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

NOTE 12 - INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
		(in 000’s)
Current Provision:
Federal	$ 142,531	$ 102,665	$ 78,783
State	17,098	16,844	15,483
International	(5,813)	13,379	8,231
	153,816	132,888	102,497
Deferred benefit:
Federal	(26,132)	(3,742)	(3,058)
State	(1,463)	(495)	(1,867)
International	15,573	(927)	(647)
	(12,022)	(5,164)	(5,572)
	$ 141,794	$ 127,724	$ 96,925

The Company's income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
		(in 000’s)

Provision Calculated at Statutory Rates	$ 137,279	$ 119,723	$ 85,909
State Income Taxes, Net of Federal Benefit	10,163	10,627	8,851
Other	(5,648)	(2,626)	2,165
	$ 141,794	$ 127,724	$ 96,925

U.S. and international components of income before income taxes were as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
		(in 000’s)

U.S.	$ 356,591	$ 308,003	$ 230,790
International	35,633	34,063	17,181
Income Before Provision for Income Taxes	$ 392,224	$ 342,066	$ 247,971

The major deferred tax asset (liability) items, as computed under SFAS 109, are as follows:

	September 30,	September 30,
	2007	2006
	(in 000’s)
Deferred Tax Assets:
Deferred Compensation	$ 65,392	$ 56,584
Capital Expenditures	10,812	7,286
Accrued Expenses	49,036	40,904
Unrealized Loss	3,035	1,932
Net Operating Loss Carryforward	5,259	13,496
Total Deferred Tax Assets	133,534	120,202

Deferred Tax Liabilities:
Aircraft Leases	(10,420)	(19,796)
Other	(15,192)	(5,449)
Total Deferred Tax Liabilities	(25,612)	(25,245)
Net Deferred Tax Assets	$ 107,922	$ 94,957

The Company has recorded a deferred tax asset at September 30, 2007 and September 30, 2006. A deferred tax asset has also been recognized for net operating loss carryforwards that will expire between 2008 and 2016. No valuation allowance as defined by SFAS 109 is required for the years then ended as Management believes that it is more likely than not the deferred tax asset is realizable.

The “American Jobs Creation Act of 2004” provides for a one-time deduction for qualifying repatriations of foreign earnings in either fiscal year 2005 or 2006. The 85% dividends received deduction can result in a lower tax rate if the eligible dividends are reinvested within the limitations and requirements of Internal Revenue Code Section 965. During fiscal year 2006, the Company repatriated $1.9 million in extraordinary dividends and recorded a tax liability of $102,000. To the degree that the cumulative undistributed earnings of non-U.S. subsidiaries were permanently invested, no deferred U.S. federal income taxes have been provided. The Company has provided for U.S. deferred income taxes in the amount of $11.6 million on undistributed earnings not considered permanently reinvested in its non-U.S. subsidiaries.

NOTE 13 – COMMITMENTS AND CONTINGENCIES:

Long-term lease agreements expire at various times through 2017. Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $28.7 million in 2008, $22.2 million in 2009, $19.3 million in 2010, $12.5 million in 2011, $8.8 million in 2012 and $8.9 million thereafter. Rental expense incurred under all leases, including equipment under short-term agreements, aggregated $40 million, $34.3 million and $31.9 million in 2007, 2006 and 2005, respectively.

See Note 7 of the Notes to Consolidated Financial Statements with respect to the Company's interest in certain commercial aircraft leveraged leases.

At September 30, 2007 and September 30, 2006, no securities other than FHLB stock were pledged by RJBank as collateral with the FHLB for advances. In addition to the FHLB stock pledged as collateral for advances, RJBank provided the FHLB with a blanket lien against RJBank's entire portfolio of residential mortgage loans.

As of September 30, 2007, RJBank has entered into reverse repurchase agreements totaling $905 million with two counterparties, with individual exposures of $500 million and $405 million. Although RJBank is exposed to risk that these counterparties may not fulfill their contractual obligations, the risk of default is minimal due to the creditworthiness of these counterparties, collateral received and the short duration of these agreements.

As of September 30, 2007, RJBank had not settled the purchases of $300.6 million in syndicated loans. These loans are expected to be settled during the three months ended December 31, 2007.

See Note 20 of the Notes to Consolidated Financial Statements with respect to RJBank’s commitments to extend credit and other credit-related off balance sheet financial instruments such as standby letters of credit and loan purchases.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract expires in 2016 and has a 4% annual escalator. Expenses of $3.0 million, $2.9 million and $2.8 million were recognized in the fiscal 2007, 2006 and 2005, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments of RJA that were open at September 30, 2007 and were subsequently settled had no material effect on the consolidated financial statements as of that date. Transactions relating to such commitments of RJ Ltd. that were recorded and open at September 30, 2007 were approximately $11.8 million.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At September 30, 2007, the Company had client margin securities valued at $135.7 million pledged with a clearing organization to meet the point in time requirement of $67.5 million. At September 30, 2006, the Company had client margin securities valued at $93.5 million pledged with a clearing organization to meet the point in time requirement of $57.4 million.

         In September 2007, Sirchie Acquisition Company, LLC (“SAC”), a 100% owned indirect subsidiary of the Company, entered into two agreements. Under the Stock Purchase Agreement SAC will acquire 51% of the common stock of Law Enforcement Associates Corporation from two sellers. Under the Stock and Asset Purchase Agreement with several sellers, SAC will acquire substantially all of the business, assets, and properties of Sirchie Finger Print Laboratories, Inc., the assets or stock of several other companies and certain real estate. SAC and sellers negotiated a single purchase price for all of the items to be acquired under the two agreements. At closing, one of the sellers will become a member of SAC. The Company’s share of the purchase price obligation is approximately $50 million. The closing of the two agreements is expected to occur before January 31, 2008.

        The Company has committed a total of $46.6 million, in amounts ranging from $200,000 to $2 million, to 41 different independent venture capital or private equity partnerships. As of September 30, 2007, the Company has invested $30.4 million of that amount and has received $27 million in distributions. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $12.2 million and has received $8.6 million in distributions as of September 30, 2007.

The Company is the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At September 30, 2007, the funds have unfunded commitments of $3.4 million.

At September 30, 2007, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of Collateral (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 1,310,415
Securities Received in Securities Borrowed Vs. Cash Transactions	1,279,127
Collateral Received for Margin Loans	1,472,819
Total	$ 4,062,361

During the year certain collateral was repledged. At September 30, 2007, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of Collateral and Trading Securities (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 253,522
Securities Received in Securities Borrowed Vs. Cash Transactions	1,248,775
Collateral Received for Margin Loans	148,596
Total	$ 1,650,893

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

The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At September 30, 2007, the aggregate domestic lines were $1.26 billion and CDN $40 million, respectively. There were no outstanding balances against these lines of credit at September 30, 2007. The interest rates for these lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee. RJBank has $55 million in FHLB advances outstanding at September 30, 2007, which are comprised of one short-term, fixed rate advance and several long-term, fixed rate advances. RJBank had $1.32 billion in credit available from the FHLB at September 30, 2007. During the three months ended June 30, 2007, the Company entered into a $500 million uncommitted tri-party repurchase agreement line of credit. Under this agreement, the Company pledges certain of its trading inventory as collateral against borrowings on this line. The required market value of the collateral is generally 102% of the cash borrowed. The rate is set each day at 25 basis points over the opening Fed Funds rate and this agreement can be terminated by any party on any business day. Under this agreement, there were secured short-term borrowings of $195,000,000 outstanding at September 30, 2007 which are included in Securities Sold Under Agreement to Repurchase.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: four in Turkey totaling $22.5 million and one in Argentina for $3.0 million. On September 30, 2007, there were no outstanding balances on the settlement lines in Argentina and Turkey. At September 30, 2007 the aggregate unsecured settlement lines of credit available were $76.5 million, and there were outstanding balances of $2.7 million on these lines. The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At September 30, 2007, there were no outstanding performance guarantees in Argentina or Turkey.

The Company guarantees the existing mortgage debt of RJA of approximately $65 million. The Company guarantees interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to or guarantee obligations of RJTCF of up to $100 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At September 30, 2007, cash funded to invest in either loans or investments in project partnerships was $38.7 million. In addition, at September 30, 2007, RJTCF is committed to additional future fundings of $6.1 million related to project partnerships that have not yet been sold to various tax credit funds. RJTCF has also issued certain guarantees to various third parties related to elements of specific performance of certain project partnerships which have been sold to various tax credit funds. RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $5.1 million as of September 30, 2007.

See Note 14 of the Notes to Consolidated Financial Statements with respect to the Company's legal and regulatory proceedings.

NOTE 14 – LEGAL AND REGULATORY PROCEEDINGS:

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

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $7.6 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court affirmed. RJY is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish Counsel of State. A significant portion of the matters at issue involved the activities of an employee terminated in 2004. Audits of 2002 through 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. As such, the potential tax liability combined for these subsequent years could range from a few hundred thousand dollars to $7.5 million. The Company has recorded a provision for loss in its consolidated financial statements for its net equity interest in this joint venture. As of September 30, 2007, RJY had total capital of approximately $12.2 million, of which the Company owns approximately 73%.

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

NOTE 15 - CAPITAL TRANSACTIONS:

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended September 30, 2007:

	Number of	Average
Period	Shares Purchased (1)	Price Per Share

July 1, 2007 – July 31, 2007	-	$ -
August 1, 2007 – August 31, 2007	-	-
September 1, 2007 – September 30, 2007	1,548	33.64
Total	1,548	$33.64

(1)
The Company does not have a formal stock repurchase plan. Shares are repurchased at the discretion of management pursuant to prior authorization from the Board of Directors. On May 20, 2004, the Board of Directors authorized purchases of up to $75 million. Since that date 461,500 shares have been repurchased for a total of $9.6 million, leaving $65.4 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. During 2007 and 2006, 69,986 and 189,664 shares were repurchased at an average price of $31.54 and $28.97, respectively. During the three months ended December 31, 2006, 42,618 shares were purchased for the trust fund that was established and funded to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Company’s wholly owned Canadian subsidiary (see Note 17 below for more information on this trust fund). With the exception of the shares purchased through this trust fund, the Company only purchased shares during the balance of the year that were surrendered by employees as a payment for option exercises.

NOTE 16 - OTHER COMPREHENSIVE INCOME:

The activity in other comprehensive income and related tax effects are as follows:

	September 30,	September 30,	September 30,
	2007	2006	2005
	(in 000's)

Net Unrealized (Loss) Gain on Available for Sale Securities, Net of
Tax Effect Of ($1,217) in 2007, $129 in 2006, and $51 in 2005	$ (2,150)	$ 217	$ 79

Net Unrealized Gain on Interest Rate Swaps Accounted for as Cash Flow
Hedges, Net of Tax Effect of $0 in 2007, $28 in 2006, and
$566 in 2005	-	44	882

Net Change in Currency Translations, Net of Tax Effect of $11,463 in
2007, $1,312 in 2006, and $3,078 in 2005	20,246	2,202	4,796

Other Comprehensive Income	$ 18,096	$ 2,463	$ 5,757

The components of accumulated other comprehensive income, net of income taxes:

	September 30,	September 30,
	2007	2006
	(in 000's)

Net Unrealized (Loss) Gain on Securities Available for Sale, Net of Tax Effect of ($998) in 2007
and $245 in 2006	$ (1,747)	$ 403

Net Currency Translations, Net of Tax Effect of $18,593 in 2007 and $7,285 in 2006	31,938	11,692

Accumulated Other Comprehensive Income	$ 30,191	$ 12,095

NOTE 17 - EMPLOYEE BENEFIT PLANS:

The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements. The plans are noncontributory. Contributions by the Company, if any, are determined annually by the Company’s Board of Directors on a discretionary basis and are recognized as compensation cost throughout the year. Benefits become fully vested after seven years of qualified service. All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of RJF common stock held by the ESOP at September 30, 2007 and 2006 was approximately 5,538,000 and 5,370,000, respectively. The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually. The Company's Long Term Incentive Plan (“LTIP”) is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. The Company has purchased and holds life insurance on the lives of most of those employees participating in the LTIP, to earn a competitive rate of return for participants and to provide a source of funds available to satisfy its obligations under this plan. Contributions to the qualified plans and the LTIP contribution for management are made in amounts approved annually by the Board of Directors. Compensation expense includes aggregate contributions to these plans of $40,476,439, $36,912,285, and $26,872,875 for fiscal years 2007, 2006, and 2005, respectively.

Stock-Based Compensation Plans

At September 30, 2007, the Company had multiple stock-based employee compensation plans, which are described below. The Company issues new shares under all plans approved by shareholders. Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment”. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements given that it adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002 using the modified prospective application transition method within the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid, as part of operating cash flows.

Fixed Stock Option Plans

The Company has two qualified and two non-qualified fixed stock option plans available for grants to employees and members of the Company’s Board of Directors. Under the 2002 Incentive Stock Option Plan, one of the Company’s qualified plans, the Company may grant options to its management personnel for up to 9,000,000 shares of common stock. The 2002 Plan was established to replace, on substantially the same terms and conditions, the 1992 Plan. As of September 30, 2007, the 1992 Plan still has options outstanding. Options are granted to key administrative employees and Financial Advisors of Raymond James & Associates, Inc. who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time, disabled, deceased or recently retired.

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

The Company’s net income for the years ended September 30, 2007, September 30, 2006, and September 30, 2005 includes $5.9 million, $5.6 million, and $6.2 million, respectively, of compensation costs and $212,000, $281,000, and $293,000, respectively of income tax benefits related to the Company’s four fixed stock option plans available for grants to employees and members of its Board of Directors.

These amounts may not be representative of future stock-based compensation expense since the estimated fair value of stock options is amortized to expense straight line over the vesting period and additional options may be granted in future years. The fair value of each fixed option grant for these plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in years ended 2007, 2006, and 2005:

	2007	2006	2005
Dividend Yield	1.32%	1.19%	1.10%
Expected Volatility	29.44%	29.38%	38.56%
Risk-free Interest Rate	4.68%	4.41%	3.69%
Expected Lives	4.8 yrs	4.9 yrs	5.1 yrs

The dividend yield assumption is based on the Company’s current declared dividend as a percentage of the stock price. The expected volatility assumption for the current period and fiscal 2006 is based on the Company’s historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, and (3) the annualized volatility of the price of the Company’s stock since the late 1980’s. The expected volatility used by the Company in fiscal 2005 was based on the annualized volatility of the price of the Company’s stock since the late 1980’s. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant of the options. The expected lives assumption is based on the average of (1) the assumption that all outstanding options will be exercised at the midpoint between their vesting date and full contractual term and (2) the assumption that all outstanding options will be exercised at their full contractual term.

A summary of option activity of the Company's four fixed stock option plans available for grants to employees and members of its Board of Directors for the year ended September 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options For	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at
October 1, 2006	5,354,323	$ 18.02	-	$ -
Granted	268,872	31.71	-	-
Exercised	(1,475,530)	14.29	-	-
Canceled	(148,539)	21.13	-	-
Expired	(13,500)	15.06	-	-
Outstanding at
September 30, 2007	3,985,626	$ 20.19	2.52	$ 50,459,546
Exercisable at
September 30, 2007	1,002,972	$ 15.26	1.05	$ 17,644,932

As of September 30, 2007, there was $9.6 million of total unrecognized compensation cost related to stock options for these plans. These costs are expected to be recognized over a weighted average period of approximately 2.2 years. The weighted average grant date fair value of stock options granted under these plans during the years ended September 30, 2007, September 30, 2006 and September 30, 2005 was $9.37 per share, $7.36 per share and $6.44 per share, respectively. The total intrinsic value of stock options exercised for these plans during the years ended September 30, 2007, September 30, 2006 and September 30, 2005 was $25.0 million, $15.3 million and $11.2 million, respectively. The total grant date fair value of stock options vested for these plans during the years ended September 30, 2007, September 30, 2006 and September 30, 2005  was $8.0 million, $5.4 million and $7.0 million, respectively.

Cash received from stock option exercises for these plans for the year ended September 30, 2007 was $20.2 million. The actual tax benefit realized for the tax deductions from option exercise for these stock option plans was $612,000 for the year ended September 30, 2007.

Restricted Stock Plan

Under the 2005 Restricted Stock Plan the Company is authorized to issue up to 4,250,000 restricted stock units or restricted shares of common stock to employees and independent contractors. The 2005 Plan was established to replace, on substantially the same terms and conditions, the 1999 Plan. During the three months ended March 31, 2006, this plan was amended to allow the issuance of restricted stock units as retention measures for certain employees of the Company. In addition, the Company, through its wholly owned Canadian subsidiary, established a trust fund which is associated with the 2005 Plan. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. Awards under this plan may be granted by the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management, growth, and/or profitability of the Company. These awards are forfeitable in the event of termination other than for death, disability or retirement. The compensation cost is recognized over the vesting period of the awards and is calculated as the market value of the awards on the date of grant. The following employee related activity occurred during the year ended September 30, 2007:

		Weighted
		Average
		Grant Date
	Shares/Units	Fair Value ($)
Nonvested at
October 1, 2006	1,855,869	$ 21.77
Granted	930,060	30.73
Vested	(139,526)	17.02
Canceled	(95,735)	25.04
Nonvested at
September 30, 2007	2,550,668	$ 25.30

The Company’s net income for the year ended September 30, 2007 includes $11.7 million of compensation costs and $4.5 million of income tax benefits related to the Company’s Restricted Stock Plan. The Company’s net income for the years ended September 30, 2006 and September 30, 2005 includes $7.5 million and $3.7 million, respectively, of compensation costs and $2.9 million and $1.4 million, respectively, of income tax benefits related to this plan.

As of September 30, 2007, there was $44.2 million of total unrecognized compensation cost related to grants under the Company’s Restricted Stock Plan. These costs are expected to be recognized over a weighted average period of approximately 3.4 years. The total fair value of shares vested under this plan during the year ended September 30, 2007 was $2.4 million.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan, the Company is authorized to issue up to 3,375,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plan the Company sold approximately 444,000, 379,000 and 493,000 shares to employees during the years ended September 30, 2007, September 30, 2006 and September 30, 2005, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $2.1 million, $1.6 million and $1.4 million during the years ended September 30, 2007, September 30, 2006 and September 30, 2005, respectively.

Stock Bonus Plan

The Company's 2007 Stock Bonus Plan authorizes the Company to issue up to 3,000,000 restricted shares to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000.  The 2007 Plan was established to replace, on substantially the same terms and conditions, the 1999 Plan.  The determination of the number of shares to be granted may encompass a discount from market value at the discretion of the Compensation Committee of the Board of Directors. Under the plan the shares are generally restricted for a three year period, during which time the shares are forfeitable in the event of voluntary termination other than for death, disability or retirement. The compensation cost is recognized over the three-year vesting period based on the market value of the shares on the date of grant. The following activity occurred during the year ended September 30, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value ($)
Nonvested at
October 1, 2006	989,946	$ 21.49
Granted	339,969	30.73
Vested	(217,145)	16.75
Canceled	(16,989)	25.06
Nonvested at
September 30, 2007	1,095,781	$ 25.24

The Company’s net income for the year ended September 30, 2007 includes $9.1 million of compensation costs and $3.5 million of income tax benefits related to the Company’s Stock Bonus Plan. The Company’s net income for the years ended September 30, 2006 and September 30, 2005 includes $5.4 million and $3.5 million, respectively, of compensation costs and $2.0 million and $1.3 million, respectively, of income tax benefits related to this plan.

As of September 30, 2007, there was $10.2 million of total unrecognized compensation cost related to grants under the Company’s Stock Bonus Plan. These costs are expected to be recognized over a weighted average period of approximately 1.2 years. The total fair value of shares vested under this plan during the fiscal year ended September 30, 2007 was $3.6 million.

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

NOTE 18 – NON-EMPLOYEE STOCK-BASED COMPENSATION:

Under two of its non-qualified fixed stock option plans, the Company may grant stock options to its independent contractor Financial Advisors. Under the 2007 Stock Option Plan for Independent Contractors, the Company may grant up to 2,000,000 shares of common stock to independent contractor Financial Advisors. The 2007 Plan was established to replace, on substantially the same terms and conditions, the 1990 Plan. As of September 30, 2007, the 1990 Plan still has options outstanding. Options are exercisable five years after grant date provided that the Financial Advisors are still associated with the Company, disabled, deceased or recently retired. Under these fixed stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of grant.

Prior to fiscal 2006, the Company valued stock options awarded to its independent contractor Financial Advisors at fair value on the date of grant and amortized these options over their expected service period in accordance with SFAS No. 123. However, after further analysis on the application of SFAS No. 123R, the SEC guidance contained in Staff Accounting Bulletin (“SAB”) No. 107, and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, to these non-employee awards, the Company concluded that absent a specific performance commitment, these grants are to be measured at their vesting date fair value and their fair value estimated at reporting dates prior to that time. The compensation expense recognized each period should be based on the most recent estimated value. The Company’s recording of compensation expenses prior to fiscal 2006 for these grants were an estimate based on grant date fair value. Fiscal 2006 includes the effect of the change for that year. The effect on years prior to fiscal 2006 was not material. Further, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company classifies these non-employee awards as liabilities at fair value upon vesting, with changes in fair value reported in earnings until these awards are exercised or forfeited.

The Company’s net income for the years ended September 30, 2007, September 30, 2006, and September 30, 2005 includes $7.0 million, $9.7 million, and $2.1 million, respectively, of compensation costs and $2.7 million, $3.7 million, and $804,000, respectively, net of income tax benefits related to option grants to its independent contractor Financial Advisors.

The fair value of each fixed option grant awarded to an independent contractor Financial Advisor is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal years ended 2007, 2006,  and 2005:

	2007	2006	2005
Dividend Yield	1.27%	1.11%	1.10%
Expected Volatility	29.65%	30.89%	38.20%
Risk-free Interest Rate	4.70%	4.62%	3.37%
Expected Lives	2.92 yrs	2.76 yrs	2.56 yrs

The dividend yield assumption is based on the Company’s current declared dividend as a percentage of the stock price. The expected volatility assumption for the current period and fiscal 2006 is based on the Company’s historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, and (3) the annualized volatility of the price of the Company’s stock since the late 1980’s. The expected volatility used by the Company in fiscal 2005 was based on the annualized volatility of the price of the Company’s stock since the late 1980’s. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at each point in time the options are valued. The expected lives assumption is based on the difference between the option’s vesting date plus 90 days (the average exercise period) and the date of the current reporting period.

A summary of option activity of the Company's fixed stock option plans under which awards are granted to its independent contractor Financial Advisors for the year ended September 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options For	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at
October 1, 2006	1,687,325	$ 16.64	-	-
Granted	327,200	31.78	-	-
Exercised	(383,728)	15.27	-	-
Canceled	(58,568)	17.73	-	-
Expired	(4,263)	19.62	-	-
Outstanding at
September 30, 2007	1,567,966	$ 20.25	3.17	$ 19,761,733
Exercisable at
September 30, 2007	107,675	$ 13.54	0.71	$ 2,078,723

As of September 30, 2007, there was $7.7 million of total unrecognized compensation cost related to unvested stock options granted to its independent contractor Financial Advisors based on estimated fair value at that date. These costs are expected to be recognized over a weighted average period of approximately 2.3 years. The weighted average grant date fair value of stock options granted under these plans during the years ended September 30, 2007, September 30, 2006 and September 30, 2005 was $9.70 per share, $11.87 per share and $9.51 per share, respectively. The total intrinsic value of stock options exercised for these plans during the years ended September 30, 2007, September 30, 2006 and September 30, 2005 was $6.1 million, $5.6 million and $2.7 million, respectively. The total estimated fair value of stock options vested for these plans during the years ended September 30, 2007, September 30, 2006 and September 30, 2005 was $6.2 million, $4.1 million and $3.5 million, respectively.

Cash received from stock option exercises for these plans for the year ended September 30, 2007 was $5.9 million. There were no actual tax benefits realized for the tax deductions from option exercise of awards to its independent contractor Financial Advisors for the year ended September 30, 2007.

Under the 2005 Restricted Stock Plan the Company may grant restricted shares of common stock or restricted stock units to employees and independent contractor Financial Advisors. The following activity  for independent contractor Financial Advisors occurred during the year ended September 30, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value ($)
Nonvested at
October 1, 2006	-	-
Granted	75,850	$32.85
Vested	(549)	32.85
Canceled	(900)	32.85
Nonvested at
September 30, 2007	74,401	$32.85

The Company’s net income for the year ended September 30, 2007 includes $276,000 of compensation costs and $105,000 of income tax benefits related to restricted shares granted to its independent contractor Financial Advisors.

As of September 30, 2007, there was $2.0 million of total unrecognized compensation cost related to grants issued to its independent contractor Financial Advisors based on estimated fair value at that date. These costs are expected to be recognized over a weighted average period of approximately 4.7 years. The total fair value of shares vested under this plan during the year ended September 30, 2007 was $18,000.

NOTE 19 - REGULATIONS AND CAPITAL REQUIREMENTS:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the Financial Industry Regulatory Authority (“FINRA”), is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, Raymond James Financial Services, Inc. (“RJFS”) and Heritage Fund Distributors, Inc. (“HFD”) have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at September 30, 2007 and September 30, 2006 was as follows:

	September 30,	September 30,
	2007	2006
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	21.94%	27.58%
Net Capital	$ 332,873	$ 369,443
Less: Required Net Capital	(30,344)	(26,793)
Excess Net Capital	$ 302,529	$ 342,650

At September 30, 2007 and September 30, 2006, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at September 30, 2007 and September 30, 2006 was as follows:

	September 30,	September 30,
	2007	2006
	(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$ 70,583	$ 41,200
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 70,333	$ 40,950

At September 30, 2007 and September 30, 2006, HFD had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of HFD at September 30, 2007 and September 30, 2006 was as follows:

	September 30,	September 30,
	2007	2006
	(in 000’s)
Heritage Fund Distributors, Inc.
(Alternative Method Elected)
Net Capital	$ 6,039	$ 1,669
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 5,789	$ 1,419

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the Investment Dealers Association ("IDA") and the Early Warning System (By-Law No. 30 of the IDA). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IDA may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IDA.

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 at September 30, 2007 or September 30, 2006.

The Risk Adjusted Capital of RJ Ltd. was CDN $47,724,293 and CDN $42,841,000 September 30, 2007 and September 30, 2006, respectively.

The Company’s other domestic and international broker-dealers are in compliance with and meet all net capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of September 30, 2007, RJBank meets all capital adequacy requirements to which it is subject.

As of September 30, 2007, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJBank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of September 30, 2007:
Total Capital (to
Risk-Weighted Assets)	$ 420,704	10.1%	$ 332,832	8.0%	$ 416,040	10.0%
Tier I Capital (to
Risk-Weighted Assets)	368,699	8.9%	166,416	4.0%	249,624	6.0%
Tier I Capital (to
Average Assets)	368,699	5.8%	253,048	4.0%	316,309	5.0%

As of September 30, 2006:
Total Capital (to
Risk-Weighted Assets)	$ 219,339	12.0%	$ 146,716	8.0%	$ 183,396	10.0%
Tier I Capital (to
Risk-Weighted Assets)	196,415	10.7%	73,358	4.0%	110,037	6.0%
Tier I Capital (to
Average Assets)	196,415	6.4%	122,975	4.0%	153,719	5.0%

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

The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed and securities loaned was $1,159,689,000 and $1,159,615,000, respectively, at September 30, 2007 and $1,034,563,000 and $1,197,215,000, respectively, at September 30, 2006. The contract value of securities borrowed and securities loaned was $1,200,798,000 and $1,204,702,000, respectively, at September 30, 2007 and $1,068,102,000 and $1,235,104,000, respectively, at September 30, 2006. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

The Company has also loaned, to brokers-dealers and other financial institutions, securities owned by clients and others for which it has received cash or other collateral. The market value of securities loaned was $74,074,000 at September 30, 2007. If a borrowing institution or broker-dealer does not return a security, the Company may be obligated to purchase the security in order to return it to the owner. In such circumstances, the Company may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the collateral received from the financial institution or the broker-dealer.

The Company has sold securities that it does not currently own, and will therefore, be obligated to purchase such securities at a future date. The Company has recorded $138.4 million and $94 million at September 30, 2007 and September 30, 2006, respectively, which represents the market value of the related securities at such dates. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year end. The Company utilizes short government obligations and equity securities to economically hedge long proprietary inventory positions. At September 30, 2007, the Company had $106,010,000 in short government obligations and $11,048,000 in short equity securities, which represented economic hedge positions. At September 30, 2006, the Company had $31,636,000 in short government obligations, $34,023,000 in short agency securities and $19,068,000 in short equity securities, which represented hedge positions.

The Company enters into security transactions involving forward settlement. Forward contracts provide for the delayed delivery of the underlying instrument. The Company has entered into transactions with contract values of $2,036,818,000 and $2,304,629,000 and market values of $2,033,023,000 and $2,297,824,000 as of September 30, 2007 and September 30, 2006, respectively. The contractual amounts related to these financial instruments reflect the volume and activity and do not reflect the amounts at risk. The gain or loss on these transactions is recognized on a trade date basis. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Company's exposure to market risk is determined by a number of factors, including the duration, size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility. The credit risk for these transactions is limited to the unrealized market valuation gains recorded in the Consolidated Statements of Financial Condition.

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

RJBank has outstanding at any time a significant number of commitments to extend credit and other credit-related off balance sheet financial instruments such as standby letters of credit and loan purchases. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and other credit-related off balance sheet financial instruments outstanding at September 30, 2007 and 2006, is as follows:

	September 30,	September 30,
	2007	2006
	(in 000's)

Standby Letters of Credit	$ 100,397	$ 55,193
Open End Consumer Lines of Credit	27,871	25,772
Commercial Lines of Credit	1,218,690	760,253
Unfunded Loan Commitments - Variable Rate	397,752	264,663
Unfunded Loan Commitments - Fixed Rate	12,831	6,412

Because many loan commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that the collateral or other security is of no value. RJBank uses the same credit approval and monitoring process in extending loan commitments and other credit-related off balance sheet instruments as it does in making loans.

RJBank’s policy is generally to require customers to provide collateral at the time of closing. The amount of collateral obtained, if it is deemed necessary by RJBank upon extension of credit, is based on RJBank’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, real estate, and income producing commercial properties.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of September 30, 2007, $100.4 million of such letters of credit were outstanding. Of the letters of credit outstanding, $100 million are underwritten as part of a larger corporate credit relationship. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the maximum potential future amount of any payments of amounts drawn down under the existing letters of credit. At September 30, 2007, RJBank had $1.6 million in unearned fees related to these instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, RJBank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

NOTE 21 – EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share:

	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
	(in 000’s, except per share amounts)

Net Income	$ 250,430	$ 214,342	$ 151,046

Weighted Average Common Shares
Outstanding During the Period*	115,608	112,614	110,217

Dilutive Effect of Stock Options and Awards (1)*	3,085	3,124	2,831

Weighted Average Diluted Common
Shares (1)*	118,693	115,738	113,048

Net Income per Share – Basic*	$ 2.17	$ 1.90	$ 1.37

Net Income per Share - Diluted (1)*	$ 2.11	$ 1.85	$ 1.33

Securities Excluded from Weighted Average
Diluted Common Shares Because Their Effect
Would Be Antidilutive*	1,321	0	108

*      2005 amounts have been adjusted for the March 22, 2006 3-for-2 stock split .

(1)   Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock options, units and awards.

NOTE 22 – SEGMENT ANALYSIS:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Revisions have been made in the segment disclosures for the fiscal years ended September 30, 2006 and 2005 to conform to the current period presentation. As a result, financial service fees revenue and investment advisory fees expense increased by approximately $12.8 million and $11.2 million, respectively, for the fiscal years ended September 30, 2006 and 2005 in the Asset Management segment. These revisions did not impact the Company’s net income for the fiscal years ended September 30, 2006 and 2005.

The Company currently operates through the following eight business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and various corporate activities combined in the "Other" segment.  In the quarter ended September 30, 2007, a new segment was established: Proprietary Capital. The components of this segment were previously included in Asset Management and Other. Reclassifications have been made in the segment disclosure for previous years to conform to this presentation. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how the Company assesses performance and determines how to allocate resources throughout the Company and its subsidiaries. The financial results of the Company's segments are presented using the same policies as those described in Note 1, “Summary of Significant Accounting Policies”. Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments upon consolidation.

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

The Asset Management segment includes investment portfolio management services of Eagle Asset Management, Inc., Awad Asset Management, Inc., and Raymond James Consulting Services (RJA’s asset management services division), mutual fund management by Heritage Asset Management, Inc., and trust services of Raymond James Trust Company and Raymond James Trust Company West. In addition to the asset management services noted above, this segment also offers fee-based programs to clients who have contracted for portfolio management services from outside money managers.

RJBank is a separate segment, which provides consumer, residential, and commercial loans, as well as FDIC-insured deposit accounts to clients of the Company's broker-dealer subsidiaries and to the general public.

The Emerging Markets segment includes various joint ventures in Turkey and Latin America. These joint ventures operate in securities brokerage, investment banking and asset management.

The Stock Loan/Borrow segment involves the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary.

The Proprietary Capital segment consists of the Company’s principal capital and private equity activities including: various direct and third party private equity and merchant banking investments (including Raymond James Capital, Inc. a captive private equity business), Special Situations Investments, the EIF Funds, and two private equity funds sponsored by the Company: Raymond James Capital Partners, L.P., and Ballast Point Ventures, L.P.

The Other segment includes certain corporate activities of the Company.

Information concerning operations in these segments of business is as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
	(in 000’s)
Revenues:
Private Client Group	$ 1,938,154	$ 1,679,813	$ 1,397,578
Capital Markets	506,498	487,419	455,151
Asset Management	234,875	207,821	179,845
RJBank	279,572	114,692	45,448
Emerging Markets	59,083	55,263	38,768
Stock Loan/Borrow	68,685	59,947	31,876
Proprietary Capital	8,280	17,312	10,952
Other	14,432	23,311	8,578
Total Revenues	$ 3,109,579	$ 2,645,578	$ 2,168,196

Income Before Provision for Income Taxes:
Private Client Group	$ 219,864	$ 168,519	$ 102,245
Capital Markets	68,966	78,221	77,333
Asset Management	60,517	48,749	40,442
RJBank	27,005	16,003	14,204
Emerging Markets	3,640	2,857	5,927
Stock Loan/Borrow	5,003	8,001	5,962
Proprietary Capital	3,577	8,468	4,182
Other	3,652	11,248	(2,324)
Pre-Tax Income	$ 392,224	$ 342,066	$ 247,971

	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
	(in 000’s)
Net Interest Income (Expense):
Private Client Group	$ 124,656	$ 109,116	$ 80,011
Capital Markets	(8,566)	(8,036)	1,009
Asset Management	1,535	1,096	394
RJBank	84,501	40,536	22,997
Emerging Markets	2,967	2,180	1,422
Stock Loan/Borrow	9,409	12,354	9,003
Proprietary Capital	1,122	290	102
Other	11,704	15,775	12,835
Net Interest Income (Expense)	$ 227,328	$ 173,311	$ 127,773

The following table presents the Company's total assets on a segment basis:

	September 30,	September 30,
	2007	2006
	(in 000’s)
Total Assets:
Private Client Group *	$ 6,608,059	$ 5,370,018
Capital Markets **	1,533,273	1,369,479
Asset Management	95,894	66,007
RJBank	6,312,966	3,074,782
Emerging Markets	104,238	58,950
Stock Loan/Borrow	1,302,937	1,250,857
Proprietary Capital	115,062	57,254
Other	181,739	269,303
Total	$ 16,254,168	$ 11,516,650

*Includes $46 million of goodwill allocated pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets".
**Includes $17 million of goodwill allocated pursuant to SFAS No. 142.

The Company has operations in the U.S., Canada, Europe and joint ventures in Turkey and Latin America. Substantially all long-lived assets are located in the U.S. Revenues, classified by the major geographic areas in which they are earned, were as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
	(in 000’s)
Revenues:
United States	$ 2,757,314	$ 2,322,518	$ 1,923,776
Canada	249,372	222,365	162,525
Europe	52,156	52,489	46,432
Other	50,737	48,206	35,463
Total	$ 3,109,579	$ 2,645,578	$ 2,168,196

The Company has $18.4 million invested in emerging market joint ventures, which carry greater risk than amounts invested in developed markets.

*****
QUARTERLY FINANCIAL INFORMATION
(unaudited)

2007	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in 000’s, except per share data)

Revenues	$ 709,629	$ 738,271	$ 822,753	$ 838,926
Net Revenues	603,900	625,719	688,660	691,636
Non-Interest Expenses	513,109	530,764	583,133	600,412
Income Before Income Taxes	93,766	92,955	109,898	95,605
Net Income	59,395	59,715	68,353	62,967
Net Income per Share – Basic	.52	.52	.59	.54
Net Income per Share – Diluted(1)	.50	.50	.57	.53
Dividends Declared per Share	.10	.10	.10	.10

2006	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in 000’s, except per share data)

Revenues(2)	$ 578,397	$ 660,023	$ 714,665	$ 692,493
Net Revenues(2)	529,586	596,007	632,976	590,339
Non-Interest Expenses(2)	458,766	504,743	538,647	512,845
Income Before Income Taxes	71,335	95,310	96,502	78,919
Net Income	45,109	61,531	56,774	50,928
Net Income per Share - Basic(3)	.41	.54	.50	.45
Net Income per Share - Diluted(3)	.40	.53	.48	.44
Dividends Declared per Share(3)	.08	.08	.08	.08

(1)	Due to rounding the quarterly results do not add to the total for the year.
(2)
Financial service fees revenue and investment advisory fees expense were revised to conform to the current year presentation. These revisions did not impact the Company’s prior period net income. See Note 1 to the Consolidated Financial Statements for further information.

(3)	Adjusted for three-for-two stock split paid on March 22, 2006.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2007. KPMG LLP, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the Company’s internal control over financial reporting as of September 30, 2007 (included below).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Raymond James Financial, Inc.:

We have audited Raymond James Financial, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Raymond James Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Raymond James Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Statements of Financial Condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related Consolidated Statements of Income and Comprehensive Income, Changes in Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended September 30, 2007, and our report dated November 29, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Tampa, Florida
November 29, 2007
Certified Public Accountants

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers of the registrant (including its significant subsidiaries) who are not Directors of the registrant are as follows:

Jennifer C. Ackart	43	Controller and Chief Accounting Officer

Richard G. Averitt, III	62	Chairman and CEO - Raymond James Financial Services, Inc.

Peter A. Bailey	65	President and CEO – Raymond James Ltd.

George Catanese	48	Senior Vice President and Chief Risk Officer

Tim Eitel	58	Chief Information Officer - Raymond James & Associates

Jeffrey P. Julien	51	Senior Vice President - Finance and Chief Financial Officer, Director and/or officer
		of several RJF subsidiaries

Paul L. Matecki	52	Senior Vice President - General Counsel, Director of Compliance - RJF

Richard K. Riess	58	Executive Vice President - RJF,
		CEO and Director of both Eagle and Heritage

Van C. Sayler	52	Senior Vice President - Fixed Income, Raymond James & Associates

Thomas R. Tremaine	51	Executive Vice President - Operations and Administration, Raymond James &
		Associates

Jeffrey E. Trocin	48	Executive Vice President - Equity Capital Markets, Raymond James & Associates

Dennis W. Zank	53	President - Raymond James & Associates

The information required by Item 10 is incorporated herein by reference to the registrant's definitive proxy statement for the 2008 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 10, 2008.

ITEMS 11, 12, 13 AND 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant's definitive proxy statement for the 2008 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 10, 2008.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)Exhibit Listing

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

3(ii).2
Amended and Restated By-Laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on May 24, 2007, incorporated by reference to Exhibit 3(ii).1 as filed with Form 10-Q on August 9, 2007.

3(ii).3
Amended and Restated By-Laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on June 28, 2007, incorporated by reference to Exhibit 3(ii).2 as filed with Form 10-Q on August 9, 2007.

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

10.6*	Raymond James Financial, Inc. 2003 Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-103280, filed February 18, 2003.

10.7	Form of Indemnification Agreement with Directors, incorporated by reference to Exhibit 10.18 as filed with Form 10-K on December 8, 2004.

10.8*	Amended and Restated 2005 Raymond James Financial, Inc. Restricted Stock Plan, as amended August 22, 2007, filed herewith.

Exhibit Number	Description

10.9.1	Amended and Restated Revolving Credit Agreement for $200 million dated as of October 13, 2005, incorporated by reference to Exhibit 10.9 as filed with Form 10-K on December 14, 2005.

10.9.2	Amendment No. 1 and Waiver to Amended and Restated Revolving Credit Agreement, dated as of October 11, 2006, incorporated by reference to Exhibit 10.9.2 as filed with Form 10-K on December 14, 2006.

10.9.3	Amendment No. 2 and Waiver to Amended and Restated Revolving Credit Agreement, dated as of April 16, 2007, incorporated by reference to Exhibit 10.9.3 as filed with Form 10-Q on May 10, 2007.

10.9.4	Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated as of July 11, 2007, incorporated by reference to Exhibit 10.9.4 as filed with Form 10-Q on August 9, 2007.

10.9.5	Amendment No. 4 and Waivers to Amended and Restated Revolving Credit Agreement, dated as of October 9, 2007. Filed herewith.

10.10*	Raymond James Financial, Inc. Amended Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10 as filed with Form 10-Q on February 9, 2006.

10.11*	Amended and Restated Raymond James Financial Long Term Incentive Plan, incorporated by reference to Exhibit 10.11 as filed with Form 10-K on December 14, 2006.

10.12*
The 2007 Raymond James Financial, Inc. Stock Bonus Plan effective February 15, 2007, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-141999, filed April 10, 2007.

10.13
The 2007 Raymond James Financial, Inc. Stock Option Plan for Independent Contractors effective February 15, 2007, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-142000, filed April 10, 2007.

11	Computation of Earnings per Share is set forth in Note 21 of the Notes to the Consolidated Financial Statements in this Form 10-K.

14.1	Code of Ethics for Senior Financial Officers, incorporated by reference to Exhibit 10.18 as filed with Form 10-K on December 2008.

14.2	Business Ethics and Corporate Policy as amended on November 27, 2007, filed herewith.

21	List of Subsidiaries, filed herewith.

23	Consent of Independent Auditors, filed herewith.

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99(i).1	Charter of the Audit Committee of the Board of Directors as amended on November 27, 2007, filed herewith.

99(i).2	Charter of the Corporate Governance, Nominating and Compensation Committee as amended on November 27, 2007, filed herewith.

*Indicates a management contract or compensatory plan or arrangement in which a director or named executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 29th day of November, 2007.

RAYMOND JAMES FINANCIAL, INC.
By /s/ THOMAS A. JAMES
Thomas A. James, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. JAMES	Chairman and Chief	November 29, 2007
Thomas A. James	Executive Officer, Director

/s/ CHET B. HELCK	President and Chief Operating Officer, Director	November 29, 2007
Chet B. Helck

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	November 29, 2007
Francis S. Godbold

/s/ JEFFREY P. JULIEN	Senior Vice President - Finance	November 29, 2007
Jeffrey P. Julien	and Chief Financial Officer

/s/ JENNIFER C. ACKART	Controller and Chief Accounting Officer	November 29, 2007
Jennifer C. Ackart

/s/ ANGELA M. BIEVER	Director	November 29, 2007
Angela M. Biever

/s/ H. WILLIAM HABERMEYER	Director	November 29, 2007
H. William Habermeyer

	Director	November 29, 2007
Paul W. Marshall

/s/ PAUL C. REILLY	Director	November 29, 2007
Paul C. Reilly

/s/ KENNETH A. SHIELDS	Director	November 29, 2007
Kenneth A. Shields

/s/ HARDWICK SIMMONS	Director	November 29, 2007
Hardwick Simmons