Form 10-Q
period 2007-12-31
RAYMOND JAMES FINANCIAL INC
filed 2008-02-11
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2007

or

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
Yes ☐                                 No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

121,288,531 shares of Common Stock as of February 6, 2008

Return to Index

PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31,	September 30,
	2007	2007
	(in 000’s)
Assets:
Cash and Cash Equivalents	$ 679,820	$ 644,943
Assets Segregated Pursuant to Regulations and Other Segregated Assets	4,540,869	4,127,667
Securities Purchased under Agreements to Resell and Other Collateralized Financings	652,358	1,295,004
Financial Instruments:
Trading Instruments, at Fair Value	685,091	467,761
Available for Sale Securities, at Fair Value	569,006	569,952
Other Investments, at Fair Value	90,845	90,637
Receivables:
Brokerage Clients, Net	1,816,695	1,704,300
Stock Borrowed	949,535	1,292,265
Bank Loans, Net	5,653,503	4,664,209
Brokers-Dealers and Clearing Organizations	209,181	228,865
Other	308,866	315,227
Investments in Real Estate Partnerships - Held by Variable Interest Entities	226,346	221,147
Property and Equipment, Net	171,426	166,963
Deferred Income Taxes, Net	112,901	107,922
Deposits With Clearing Organizations	40,469	36,416
Goodwill	62,575	62,575
Prepaid Expenses and Other Assets	328,232	258,315

	$ 17,097,718	$ 16,254,168

Liabilities And Shareholders' Equity:
Loans Payable	$ 123,480	$ 122,640
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	108,536	116,479
Payables:
Brokerage Clients	6,173,498	5,675,860
Stock Loaned	939,713	1,280,747
Bank Deposits	6,208,862	5,585,259
Brokers-Dealers and Clearing Organizations	188,065	128,298
Trade and Other	265,456	450,008
Trading Instruments Sold but Not Yet Purchased, at Fair Value	244,870	149,729
Securities Sold Under Agreements to Repurchase	502,995	393,282
Accrued Compensation, Commissions and Benefits	252,165	356,627
Income Taxes Payable	36,286	7,755

	15,043,926	14,266,684

Minority Interests	248,109	229,670

Shareholders' Equity:
Preferred Stock; $.10 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized
180,000,000 Shares; Issued 122,146,339 at
December 31, 2007 and 120,903,331 at September 30, 2007	1,184	1,176
Shares Exchangeable into Common Stock; 273,042
at December 31, 2007 and September 30, 2007	3,504	3,504
Additional Paid-In Capital	294,468	277,095
Retained Earnings	1,500,620	1,461,898
Accumulated Other Comprehensive Income	29,364	30,191
	1,829,140	1,773,864
Less: 1,228,268 and 1,005,668 Common Shares in Treasury, at Cost	(23,457)	(16,050)
	1,805,683	1,757,814

	$ 17,097,718	$ 16,254,168

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(in 000’s, except per share amounts)

	Three Months Ended
	December 31,	December 31,
	2007	2006
Revenues:
Securities Commissions and Fees	$ 472,605	$ 400,865
Investment Banking	23,855	41,839
Investment Advisory Fees	56,605	50,136
Interest	212,950	158,224
Net Trading Profits	1,102	6,293
Financial Service Fees	32,975	29,966
Other	29,099	22,306

Total Revenues	829,191	709,629

Interest Expense	143,364	105,729
Net Revenues	685,827	603,900

Non-Interest Expenses:
Compensation, Commissions and Benefits	470,604	408,509
Communications and Information Processing	31,011	25,974
Occupancy and Equipment Costs	21,397	20,150
Clearance and Floor Brokerage	8,586	7,536
Business Development	23,859	21,762
Investment Advisory Fees	12,930	11,066
Other	26,138	18,112
Total Non-Interest Expenses	594,525	513,109

Minority Interest in Subsidiaries	545	(2,975)

Income Before Provision for Income Taxes	90,757	93,766

Provision for Income Taxes	34,515	34,371

Net Income	$ 56,242	$ 59,395

Net Income per Share-Basic	$ 0.48	$ 0.52
Net Income per Share-Diluted	$ 0.47	$ 0.50
Weighted Average Common Shares
Outstanding-Basic	116,881	114,339
Weighted Average Common and Common
Equivalent Shares Outstanding-Diluted	120,241	117,893

Cash Dividend per Common Share	$ 0.11	$ 0.10

Net Income	$ 56,242	$ 59,395
Other Comprehensive Income:
Net Unrealized (Loss) Gain on Available
for SaleSecurities, Net of Tax	(2,893)	85
Net Change in Currency Translations, Net of Tax	2,066	(2,758)
Total Comprehensive Income	$ 55,415	$ 56,722

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued on next page)

	Three Months Ended
	December 31,	December 31,
	2007	2006
Cash Flows From Operating Activities:
Net Income	$ 56,242	$ 59,395
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	6,993	5,294
Excess Tax Benefits from Stock-Based Payment Arrangements	(360)	(969)
Deferred Income Taxes	(1,808)	2,192
Unrealized Gains, Premium and Discount Amortization
on Available for Sale Securities and Other Securities	68	212
Loss on Sale of Property and Equipment	19	17
Gain on Sale of Loans Available for Sale	(97)	(70)
Provision for Loan Loss, Legal Proceedings, Bad Debts and Other Accruals	14,077	6,198
Stock-Based Compensation Expense	12,504	10,568

(Increase) Decrease in Operating Assets:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	(413,202)	(468,897)
Receivables:
Brokerage Clients, Net	(115,516)	(66,646)
Stock Borrowed	342,730	190,391
Brokers-Dealers and Clearing Organizations	19,684	37,545
Other	3,243	(40,120)
Securities Purchased Under Agreements to Resell and Other Collateralized
Financings, Net of Securities Sold Under Agreements to Repurchase	152,359	(55,787)
Trading Instruments, Net	(122,189)	(152,698)
Proceeds from Sale of Loans Available for Sale	9,640	1,209
Origination of Loans Available for Sale	(10,545)	(4,439)
Prepaid Expenses and Other Assets	(76,348)	3,198
Minority Interest	545	(2,975)

Increase (Decrease) in Operating Liabilities:
Payables:
Brokerage Clients	497,638	492,170
Stock Loaned	(341,034)	(276,854)
Brokers-Dealers and Clearing Organizations	59,767	84,989
Trade and Other	18,560	6,416
Accrued Compensation, Commissions and Benefits	(107,245)	(93,332)
Income Taxes Payable	22,811	10,847

Net Cash Provided by (Used in)Operating Activities	28,536	(252,146)

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued from previous page)

	Three Months Ended
	December 31,	December 31,
	2007	2006

Cash Flows from Investing Activities:
Additions to Property and Equipment, Net	(8,329)	(11,738)
Loan Originations and Purchases	(1,798,220)	(800,575)
Loan Repayments	596,411	373,633
Purchases of Other Investments	(208)	(12,348)
Investments in Real Estate Partnerships-Held by Variable
Interest Entities	(5,199)	(7,900)
Repayments of Loans by Investor Members of Variable Interest Entities Related
to Investments in Real Estate Partnerships	1,797	2,356
Securities Purchased Under Agreements to Resell, Net	600,000	205,000
Purchases of Available for Sale Securities	(23,754)	(80,226)
Available for Sale Securities Maturations and Repayments	20,125	24,745

Net Cash Used in Investing Activities	(617,377)	(307,053)

Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, Net	1,509	284,600
Repayments of Mortgage and Borrowings, Net	(668)	(18,146)
Proceeds from Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	1,435	1,846
Repayments of Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	(9,378)	(7,445)
Proceeds from Capital Contributed to Variable Interest Entities Related to
Investments in Real Estate Partnerships	11,716	18,359
Minority Interest	6,179	(19,920)
Exercise of Stock Options and Employee Stock Purchases	7,107	13,247
Increase in Bank Deposits	623,603	259,844
Purchase of Treasury Stock	(6,854)	(1,350)
Cash Dividends on Common Stock	(13,357)	(11,825)
Excess Tax Benefits from Stock-Based Payment Arrangements	360	969

Net Cash Provided by Financing Activities	621,652	520,179

Currency Adjustment:
Effect of Exchange Rate Changes on Cash	2,066	(2,758)
Net Increase (Decrease) in Cash and Cash Equivalents	34,877	(41,778)
Cash Resulting from Consolidation of Variable Interest Entities Related to
Investments in Real Estate Partnerships	-	(291)
Cash Resulting from Consolidation of Limited Partnerships	-	3,945
Cash and Cash Equivalents at Beginning of Year	644,943	392,418

Cash and Cash Equivalents at End of Period	$ 679,820	$ 354,294

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ 144,769	$ 102,877
Cash Paid for Income Taxes	$ 14,147	$ 19,331

See accompanying Notes to Condensed Consolidated Financial Statements.

Return to Index
RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2007

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Raymond James Financial, Inc. (“RJF”) and its consolidated subsidiaries that are generally controlled through a majority voting interest.  RJF is a holding company headquartered in Florida whose subsidiaries are engaged in various financial service businesses; as used herein, the term “the Company” refers to RJF and/or one or more of its subsidiaries.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company also consolidates any variable interest entities (“VIEs”) for which it is the primary beneficiary.  Additional information is provided in Note 6.  When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting.  All material intercompany balances and transactions have been eliminated in consolidation.

    Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted.  These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain revisions and reclassifications have been made to the unaudited condensed consolidated financial statements of the prior period to conform to the current period presentation. For the three months ended December 31, 2006, the Company reclassed certain segregated assets and reverse repurchase agreements from cash and cash equivalents. The Condensed Consolidated Statements of Cash Flows for the respective period were adjusted for this reclass, which resulted in an increase in cash flows provided by operating activities of $38.5 million. This increase was partially offset by a reclassification of $3.3 million related to loans available for sale to net cash used in investing activities. In the quarter ended September 30, 2007, a new segment was established: Proprietary Capital. The components of this segment were previously included in the Asset Management and Other segments. Reclassifications have been made in the segment disclosure for the three months ended December 31, 2006 to conform to this presentation. Additional information is provided in Note 17 below.

The Company’s quarters end on the last day of each calendar quarter.

NOTE 2 – EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, evaluation of income tax benefits is a two-step process. First, income tax benefits can be recognized in financial statements for a tax position if it is considered “more likely than not” (as defined in SFAS 5, “Accounting for Contingecies”) of being sustained on audit based solely on the technical merits of the income tax position. Second, if the recognition criteria are met, the amount of income tax benefits to be recognized is measured based on the largest income tax benefit that is more than 50 percent likely to be realized on ultimate resolution of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on October 1, 2007. See Note 10 below for information regarding the impact the adoption of FIN 48 had on the Company’s consolidated financial statements.

In July 2006, the FASB issued Staff Position (“FSP”) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP FAS 13-2”). This FSP addresses how a change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. FSP FAS 13-2 is effective for fiscal years beginning after December 15, 2006 (October 1, 2007 for the Company). The adoption of FSP FAS 13-2 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (October 1, 2008 for the Company), and interim periods within those fiscal years. The Company does not expect SFAS 157 to have a material impact on the consolidated financial statements of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities on an instrument by instrument basis. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for the Company). The Company does not expect SFAS 159 to have a material impact on the consolidated financial statements of the Company.

In April 2007, the FASB issued Staff Position FIN No. 39-1, "Amendment of FASB Interpretation No. 39” (“FSP FIN No. 39-1”). FSP FIN No. 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. FSP FIN No. 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for the Company), with early application permitted. The Company is currently evaluating the impact the adoption of FSP FIN No. 39-1 will have on its consolidated financial statements.

In May 2007, the FASB issued FSP FIN No. 46R-7, "Application of FASB Interpretation No. 46(R) to Investment Companies". FSP FIN No. 46R-7 amends the scope of the exception to FIN 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, (the “Guide”) are not subject to consolidation under FIN 46R. This interpretation is effective for fiscal years beginning on or after December 15, 2007 (October 1, 2008 for the Company). The Company is currently evaluating the impact the adoption of FSP FIN No. 46R-7 will have on its consolidated financial statements.

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies". This SOP provides guidance for determining whether an entity is within the scope of the Guide. Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting). This SOP is effective for fiscal years beginning on or after December 15, 2007 (October 1, 2008 for the Company), with early application encouraged. The Company continues to evaluate the impact the adoption of SOP 07-1 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This statement is applicable to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for the Company). The Company is currently evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

NOTE 3 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:

	December 31, 2007		September 30, 2007
		Instruments		Instruments
		Sold but		Sold but
	Trading	Not Yet	Trading	Not Yet
	Instruments	Purchased	Instruments	Purchased
	(in 000's)

Municipal Obligations	$ 318,396	$ 54	$ 200,024	$ 54
Corporate Obligations	56,771	580	56,069	952
Government Obligations	84,368	132,016	83,322	45,275
Agencies	128,194	71,222	47,123	60,829
Total Debt Securities	587,729	203,872	386,538	107,110

Derivative Contracts	40,271	18,589	30,603	8,445
Equity Securities	55,634	22,409	46,913	34,174
Other Securities	1,457	-	3,707	-
Total	$ 685,091	$ 244,870	$ 467,761	$ 149,729

Mortgage backed securities of $136.9 million and $48.9 million at December 31, 2007 and September 30, 2007, respectively, are included in Corporate Obligations and Agencies in the table above. Mortgage backed securities sold but not yet purchased of $71.2 million and $60.8 million at December 31, 2007 and September 30, 2007, respectively, are included in Agencies in the table above.

NOTE 4 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of collateralized mortgage obligations (“CMOs”) and mortgage-related debt securities, principally owned by Raymond James Bank (“RJBank”), and certain equity securities owned by the Company's non-broker-dealer subsidiaries. There were no proceeds from the sale of available for sale securities for the three months ended December 31, 2007 and 2006.

The amortized cost and estimated market values of securities available for sale at December 31, 2007 and September 30, 2007 are as follows:

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage Backed Securities	$ 183,060	$ 181	$ (617)	$ 182,624
Non-Agency Collateralized Mortgage Obligations	393,297	459	(7,398)	386,358

Total RJBank Available for Sale Securities	576,357	640	(8,015)	568,982

Other Securities	3	21	-	24

Total Available for Sale Securities	$ 576,360	$ 661	$ (8,015)	$ 569,006

	September 30, 2007
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage Backed Securities	$ 189,816	$ 283	$ (404)	$ 189,695
Non-Agency Collateralized Mortgage Obligations	382,980	239	(3,003)	380,216

Total RJBank Available for Sale Securities	572,796	522	(3,407)	569,911

Other Securities	3	38	-	41

Total Available for Sale Securities	$ 572,799	$ 560	$(3,407)	$ 569,952

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

	December 31,		September 30,
	2007		2007
	Balance	%	Balance	%
	($ in 000’s)

Commercial
Loans (1)	$ 639,767	11%	$ 343,783	7%
Real Estate
Construction
Loans	198,606	3%	123,664	3%
Commercial
Real Estate
Loans (2)	2,628,902	46%	2,317,840	49%
Residential
Mortgage
Loans	2,258,904	40%	1,934,645	41%
Consumer
Loans	4,938	0%	4,541	0%

Total Loans	5,731,117	100%	4,724,473	100%

Net Unearned
Income and
Deferred
Expenses (3)	(18,358)		(13,242)
Allowance for
Loan Losses	(59,256)		(47,022)

	(77,614)		(60,264)

Loans, Net	$5,653,503		$4,664,209

(1) Loans not secured by real estate.
(2) Loans wholly or partially secured by real estate.
(3) Includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At December 31, 2007 and September 30, 2007, $55 million in Federal Home Loan Bank (“FHLB”) advances were secured by a blanket lien on RJBank's residential mortgage loan portfolio.

At December 31, 2007 and September 30, 2007, RJBank had $2.6 million and $5.1 million in loans available for sale, respectively. RJBank's gain from the sale of originated loans available for sale was $97,000 and $70,000 for the three months ended December 31, 2007 and 2006, respectively.

Certain officers, directors, and affiliates, and their related interests were indebted to RJBank for $986,000 and $999,000 at December 31, 2007 and September 30, 2007, respectively.  All such loans were made in the ordinary course of  business.

Loan interest and fee income for the three months ended December 31, 2007 and 2006 was $84.3 million and $40.3 million, respectively.

The following table shows the contractual maturities of RJBank’s loan portfolio at December 31, 2007, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table:

	Due in
	1 Year or Less	1 Year – 5 Years	>5 Years	Total
	(in 000’s)

Commercial Loans (1)	$ 1,029	$ 257,207	$ 381,531	$ 639,767
Real Estate Construction Loans	36,025	155,549	7,032	198,606
Commercial Real Estate Loans (2)	134,228	1,591,830	902,844	2,628,902
Residential Mortgage Loans	1,051	4,311	2,253,542	2,258,904
Consumer Loans	1,521	3,417	-	4,938

Total Loans	$ 173,854	$ 2,012,314	$ 3,544,949	$ 5,731,117

(1) Loans not secured by real estate.
(2) Loans wholly or partially secured by real estate.

RJBank classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets:

	December 31,	September 30,
	2007	2007
	($ in 000’s)

Nonaccrual Loans	$ 4,015	$ 1,391
Accruing Loans Which are 90 Days
Past Due	2,207	2,674

Total Nonperforming Loans	6,222	4,065

Real Estate Owned and Other
Repossessed Assets, Net	2,423	1,653

Total Nonperforming Assets, Net	$ 8,645	$ 5,718

Total Nonperforming Assets as a
Percentage of
Total Loans, Net and Other Real Estate Owned, Net	0.15%	0.12%

The gross interest income related to non-performing loans, which would have been recorded had these loans been current in accordance with their original terms and had been outstanding throughout the period or since origination, and the interest income recognized on these loans for the quarter ended December 31, 2007 were immaterial to the consolidated financial statements. As of December 31, 2007, there was one impaired loan for $1.9 million included in nonaccrual loans with a reserve of $948,000 established against this loan. To date, there have been no charge-offs related to this impaired loan. There were no troubled debt restructurings for any of the periods presented above.

Changes in the allowance for loan losses at RJBank were as follows:

	Three Months Ended
	December 31,	December 31,
	2007	2006
	($ in 000’s)

Allowance for Loan Losses,
Beginning of Period	$ 47,022	$ 18,694
Provision For Loan Losses	12,820	4,262
Charge-Offs:
Commercial Loans (1)	-	-
Real Estate Construction Loans	-	-
Commercial Real Estate Loans (2)	(372)	-
Residential Mortgage Loans	(214)	(45)
Consumer Loans	-	-

Total Charge-Offs	(586)	(45)

Recoveries	-	-

Net Charge-Offs	(586)	(45)

Allowance for Loan Losses,
End of Period	$ 59,256	$ 22,911

Net Charge-Offs to Average Bank
Loans, Net Outstanding	0.01%	0.00%

(1) Loans not secured by real estate.
(2) Loans wholly or partially secured by real estate.

The calculation of the allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. The provision for loan loss is included in other expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

In addition to the allowance for loan losses, RJBank had reserves for unfunded lending commitments included in Trade and Other Payables of $6.0 million and $6.8 million at December 31, 2007 and September 30, 2007, respectively.

RJBank’s net interest income after provision for loan losses for the quarters ended December 31, 2007 and 2006 was $22.4 million and $11.6 million, respectively.

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

The table below summarizes the balances outstanding for each type of loan at December 31, 2007 and September 30, 2007:

	December 31,	September 30,
	2007	2007
(in 000’s)

Interest-Only Adjustable Rate Mortgage Loans Where Borrowers May
Be Subject to Payment Increases	$ 1,823,219	$ 1,614,576
Residential Mortgage Loans with High Loan-to-Value Ratios	$ 673	$ 734

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

Management does not believe these loans, collateralized by real estate, represent any unusual concentrations of risk, as evidenced by low net charge-offs and past due loans. All of these loans are secured by mortgages on one-to-four family residential real estate and are diversified geographically. Interest-only loans are underwritten at the time of application based on the amortizing payment amount, and borrowers are required to meet stringent parameters regarding debt ratios, loan to value levels, and credit score.

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

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $17.0 million at December 31, 2007. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. At December 31, 2007 that exposure is approximately $4.7 million.

CSS was formed by a group of broker-dealer firms, including the Company, to develop a back-office software system. During the first quarter of fiscal year 2008, CSS was acquired by an affiliate of a CSS shareholder. As a result of this transaction, the Company sold its interest in CSS for an immaterial amount. This transaction did not have a material impact on the Company’s financial statements.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 50 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits. As of December 31, 2007, 47 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 1.0%.

RJTCF has concluded that it is the primary beneficiary in approximately one fifth of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $270.5 million at December 31, 2007. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at December 31, 2007, that exposure is approximately $6.7 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at December 31, 2007, that exposure is approximately $18.6 million.

The three remaining tax credit housing funds that have been determined not to be VIEs are wholly owned by RJTCF and are included in the Company’s consolidated financial statements. During December 31, 2007, only two of these funds had any material activity. These funds typically hold interests in certain tax credit limited partnerships for less than 90 days. These funds had assets of approximately $7.9 million at December 31, 2007.

As of December 31, 2007, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. The Company is not the primary beneficiary of these partnerships and accordingly the Company does not consolidate these partnerships. These partnerships have assets of approximately $11 million at December 31, 2007. The Company's exposure to loss is limited to its capital contributions. The carrying value of the Company's investment in these partnerships is not material at December 31, 2007.

One of the Company’s restricted stock plans is associated with a trust fund which was established through the Company’s wholly owned Canadian subsidiary. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. For financial statement purposes, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $13.3 million at December 31, 2007. None of those assets are specifically pledged as collateral for any obligations of the trust fund. The Company's exposure to loss is limited to its contributions to the trust fund and at December 31, 2007, that exposure is approximately $13.3 million.

NOTE 7 - BANK DEPOSITS:

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits at December 31, 2007 and September 30, 2007:

	December 31, 2007		September 30, 2007
		Weighted		Weighted
		Average		Average
	Balance	Rate (1)	Balance	Rate (1)
	($ in 000's)

Bank Deposits:
NOW Accounts	$ 5,410	1.62%	$ 4,493	1.57%
Demand Deposits (Non-Interest Bearing)	2,001	-	3,645	-
Savings and Money Market Accounts	5,961,639	4.12%	5,337,587	4.59%
Certificates of Deposit	239,812	4.72%	239,534	4.75%
Total Bank Deposits	$6,208,862	4.14%	$5,585,259	4.59%

(1) Weighted average rate calculation is based on the actual deposit balances at December 31, 2007 and September 30, 2007.

RJBank had deposits from officers and directors of $3.8 million and $1.8 million at December 31, 2007 and September 30, 2007, respectively.

Scheduled maturities of certificates of deposit and brokered certificates of deposit at December 31, 2007 and September 30, 2007 were as follows:

	December 31, 2007		September 30, 2007
	Denominations		Denominations
	Greater than	Denominations	Greater than	Denominations
	or Equal	Less than	or Equal	Less than
	to $100,000	$100,000	to $100,000	$100,000
	(in 000's)

Three Months or Less	$ 14,157	$ 32,880	$ 14,386	$ 23,922
Over Three Through Six Months	13,428	25,572	10,949	28,980
Over Six Through Twelve Months	10,224	31,477	11,790	38,005
Over One Through Two Years	15,744	41,393	14,706	36,997
Over Two Through Three Years	6,476	18,777	7,978	22,345
Over Three Through Four Years	7,872	14,752	7,857	14,103
Over Four Years	1,679	5,381	1,802	5,714
Total	$ 69,580	$ 170,232	$ 69,468	$ 170,066

Interest expense on deposits is summarized as follows:

	Three Months Ended
	December 31,	December 31,
	2007	2006
	(in 000's)

Certificates of Deposit	$ 2,816	$ 2,806
Money Market, Savings and
NOW Accounts	60,620	30,965
Total Interest Expense	$ 63,436	$ 33,771

NOTE 8 – LOANS PAYABLE:

Loans payable at December 31, 2007 and September 30, 2007 are presented below:

	December 31,	September 30,
	2007	2007
	(in 000's)
Short-Term Borrowings:
Borrowings on Lines of Credit (1)	$ 4,194	$ 2,685
Current Portion of Mortgage Notes Payable	2,770	2,731
Federal Home Loan Bank Advances (2)	5,000	5,000
Total Short-Term Borrowings	11,964	10,416

Long-Term Borrowings:
Mortgage Notes Payable (3)	61,516	62,224
Federal Home Loan Bank Advances (2)	50,000	50,000
Total Long-Term Borrowings	111,516	112,224

Total Loans Payable	$ 123,480	$ 122,640

(1)
The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At December 31, 2007, the aggregate domestic lines were $1.21 billion and CDN $40 million, respectively. The interest rates for these lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. For the three months ended December 31, 2007, interest rates on the lines of credit ranged from 4.75% to 6.13%. For the three months ended December 31, 2006, interest rates on the lines of credit ranged from 5.00% to 6.52%. The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee. The Company maintains a $500 million uncommitted tri-party repurchase agreement line of credit. Under this agreement, the Company pledges certain of its trading inventory as collateral against borrowings on this line. The required market value of the collateral ranges from 102% to 105% of the cash borrowed. The interest rate is set each day at 25 basis points over the opening Fed Funds rate and this agreement can be terminated by any party on any business day. Under this agreement, there were secured short-term borrowings of $375 million outstanding at December 31, 2007 which are included in Securities Sold Under Agreements to Repurchase. In addition, the Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: three in Turkey totaling $18 million and one in Argentina for $3 million. On December 31, 2007, there were no outstanding balances on the settlement lines in Argentina and Turkey. At December 31, 2007 the aggregate unsecured settlement lines of credit available were $95 million, and there were outstanding balances of $4.2 million on these lines. The interest rates for these lines of credit ranged from 9% to 18%.

(2)
RJBank had $55 million in FHLB advances outstanding at December 31, 2007, which were comprised of one short-term, fixed rate advance and several long-term, fixed rate advances. The weighted average interest rate on these fixed rate advances at December 31, 2007 was 5.23%. The outstanding FHLB advances mature between May 2008 and February 2011. The maximum amount of FHLB advances outstanding at any month-end during the three months ended December 31, 2007 and 2006 was $69 million and $50 million, respectively. The average amounts of FHLB advances outstanding and the weighted average interest rate thereon for the three months ended December 31, 2007 and 2006 were $58.2 million at a rate of 5.32% and $53.8 million at a rate of 5.15%, respectively. These advances are secured by a blanket lien on RJBank's residential loan portfolio granted to FHLB. The FHLB has the right to convert advances totaling $35 million at December 31, 2007 to a floating rate at one or more future dates. RJBank has the right to prepay these advances without penalty if the FHLB exercises its right.

(3)
Mortgage notes payable evidences a mortgage loan for the financing of the Company's home office complex. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $70 million at December 31, 2007.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into interest rate swaps and futures contracts as part of its fixed income business. These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the statement of income for the period. Any collateral exchanged as part of the swap agreement is recorded in Broker Receivables and Payables in the Condensed Consolidated Statements of Financial Condition for the period. At December 31, 2007 and September 30, 2007, the Company had outstanding interest rate derivative contracts with notional amounts of $3.8 billion and $3.5 billion, respectively. The notional amount of a derivative contract does not change hands; it is simply used as a reference to calculate payments. Accordingly, the notional amount of the Company’s derivative contracts outstanding at December 31, 2007 vastly exceeds the possible losses that could arise from such transactions. The net market value of all open swap positions at December 31, 2007 and September 30, 2007 was $21.9 million and $22.2 million, respectively.

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

NOTE 10 – INCOME TAXES:

The Company adopted the provisions of FIN 48 on October 1, 2007.  The impact of the adoption of FIN 48 resulted in a decrease to beginning retained earnings and an increase to the liability for unrecognized tax benefits of approximately $4.2 million.

The total amount of gross unrecognized tax benefits as of the date of adoption was approximately $8.6 million.  Of this total, approximately $6.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

The Company recognizes the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively.  Interest and penalties accrued as of the beginning of the year were approximately $1.6 million.

The Company’s tax liability does not include any accrual for potential taxes, interest or penalties related to tax assessments of the Company’s Turkish joint venture.  The Company has fully reserved for its equity interest in this joint venture (see Note 11 below for additional information).

The Company files income tax returns in the U. S. federal jurisdiction and various states, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to 2004 for federal tax returns, 2004 for state and local tax returns and 2000 for foreign tax returns.  The Company is under Limited Issue Focused Examinations by the Internal Revenue Service for fiscal years 2005 and 2006.  The fiscal year  2007 federal income tax return is being examined under the IRS Compliance Assurance Program.  This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit.  The IRS and state audits in process are expected to be completed in 2008.  It is anticipated that the net unrecognized tax benefits may be reduced by up to one-half as a result of the audit settlements.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental").  The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation.  In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment.  The value of this leveraged lease with Continental was approximately $10.3 million as of December 31, 2007.  The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates.  The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost.  This lease expires in May 2014.

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

RJBank had $55 million in FHLB advances outstanding at December 31, 2007, which were comprised of one short-term, fixed rate advance and several long-term, fixed rate advances. RJBank had $1.4 billion in credit available from the FHLB at December 31, 2007.

At December 31, 2007 and September 30, 2007, no securities other than FHLB stock were pledged by RJBank as collateral with the FHLB for advances. In addition to the FHLB stock pledged as collateral for advances, RJBank provided the FHLB with a blanket lien against RJBank's entire portfolio of residential mortgage loans.

As of December 31, 2007, RJBank has entered into reverse repurchase agreements totaling $305 million with two counterparties, with individual exposures of $125 million and $180 million. Although RJBank is exposed to risk that these counterparties may not fulfill their contractual obligations, the Company believes the risk of default is minimal due to the creditworthiness of these counterparties, collateral received and the short duration of these agreements.

As of September 30, 2007, RJBank had not settled purchases of $300.6 million in syndicated loans (included in Bank Loans, Net) due to the sellers’ delays in finalizing settlement. As of December, 31, 2007, RJBank had not settled the purchases of $100.7 million in syndicated loans, which includes $33.2 million of syndicated loans purchased but not settled at September 30, 2007 due to seller delays (all but $5.6 million of these loans were subsequently settled during January 2008). The remaining loans are expected to be settled during the three months ended March 31, 2008.

See Note 15 of the Notes to Condensed Consolidated Financial Statements with respect to RJBank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract expires in 2016 and has a 4% annual escalator. Expenses of $765,000 and $736,000 were recognized in the three months ended December 31, 2007 and 2006, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments of Raymond James & Associates (“RJA”) that were open at December 31, 2007 and were subsequently settled had no material effect on the consolidated financial statements as of that date. Transactions relating to such commitments of Raymond James Ltd. (“RJ Ltd.”) that were recorded and open at December 31, 2007 were approximately CDN $3.2 million.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At December 31, 2007, the Company had client margin securities valued at $122.7 million pledged with a clearing organization to meet the point in time requirement of $59.1 million. At September 30, 2007, the Company had client margin securities valued at $135.7 million pledged with a clearing organization to meet the point in time requirement of $67.5 million.

In January 2008, Sirchie Acquisition Company, LLC (“SAC”), an 80% owned indirect subsidiary of the Company, acquired substantially all of the business, assets, and properties of Sirchie Finger Print Laboratories, Inc., the assets or stock of several other companies and certain real estate. The Company’s equity investment in SAC was approximately $20 million. SAC also acquired 51% of the common stock of Law Enforcement Associates Corporation as part of the transaction. This acquisition is one of the Company’s recent merchant banking initiatives.

The Company has committed a total of $56.5 million, in amounts ranging from $200,000 to $5 million, to 43 different independent venture capital or private equity partnerships. As of December 31, 2007, the Company has invested $32.2 million of that amount and has received $28.1 million in distributions. Additionally, the Company controls the general partner in two internally sponsored private equity limited partnerships to which it has committed $14.3 million. Of that amount, the Company has invested $13 million and has received $8.8 million in distributions as of December 31, 2007. The Company is not the controlling general partner in another internally sponsored private equity limited partnership to which it has committed $30 million. As of December 31, 2007, the Company has not invested or received any distributions.

The Company is the general partner in the EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At December 31, 2007, the funds have unfunded commitments of $2.7 million.

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

At December 31, 2007, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of Collateral (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 658,022
Securities Received in Securities Borrowed Vs. Cash Transactions	1,003,240
Collateral Received for Margin Loans	1,491,143
Total	$ 3,152,405

During the quarter certain collateral was repledged. At December 31, 2007, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of Collateral and Trading Securities (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 193,849
Securities Received in Securities Borrowed Vs. Cash Transactions	968,124
Collateral Received for Margin Loans	122,676
Total	$ 1,284,649

The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars. At December 31, 2007, the aggregate domestic lines were $1.21 billion and CDN $40 million. The interest rates for these lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee. The Company maintains a $500 million uncommitted tri-party repurchase agreement line of credit. Under this agreement, the Company pledges certain of its trading inventory as collateral against borrowings on this line. The required market value of the collateral ranges from 102% to 105% of the cash borrowed. The interest rate is set each day at 25 basis points over the opening Fed Funds rate and this agreement can be terminated by any party on any business day. Under this agreement, there were secured short-term borrowings of $375 million outstanding at December 31, 2007 which are included in Securities Sold Under Agreements to Repurchase.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: three in Turkey totaling $18 million and one in Argentina for $3 million. On December 31, 2007, there were no outstanding balances on the settlement lines in Argentina and Turkey. At December 31, 2007 the aggregate unsecured settlement lines of credit available were $95 million, and there were outstanding balances of $4.2 million on these lines. The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At December 31, 2007, there were no outstanding performance guarantees in Argentina or Turkey.

The Company guarantees the existing mortgage debt of RJA of approximately $64.3 million. The Company guarantees interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At December 31, 2007, cash funded to invest in either loans or investments in project partnerships was $38.7 million. In addition, at December 31, 2007, RJTCF is committed to additional future fundings of $44.0 million related to project partnerships that have not yet been sold to various tax credit funds. The Company and RJTCF also issue certain guarantees to various third parties related to project partnerships which have been or are expected to be sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $5.4 million as of December 31, 2007.

The Company was required to enter into a pair of agreements, both with Raymond James Trust, National Association and one with the Office of the Controller of the Currency (“OCC”), as a condition to the conversion of Raymond James Trust Company, now known as Raymond James Trust, National Association, (‘RJT”) from a state to a federally chartered institution. The conversion was effective January 1, 2008.  Under those agreements, the Company is obligated to provide RJT with sufficient capital in a form acceptable to the OCC to meet and maintain the capital and liquidity requirements commensurate with RJT’s risk profile for its conversion and any subsequent requirements of the OCC. The conversion expands RJT’s market nationwide, while substituting federal for multiple state regulatory oversight. RJT’s federal charter limits it to fiduciary activities. Thus, capital requirements are not expected to be significant. Based on current projections, RJT’s existing capital is expected to be sufficient for the foreseeable future.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court affirmed.  RJY is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has recorded a provision for loss in its consolidated financial statements for its net equity interest in this joint venture. As of December 31, 2007, RJY had total capital of approximately $13.2 million, of which the Company owns approximately 50%.

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

NOTE 12 - CAPITAL TRANSACTIONS:

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended December 31, 2007:

	Number of	Average
Period	Shares Purchased (1)	Price Per Share

October 1, 2007 – October 31, 2007	3,986	$35.47
November 1, 2007 – November 30, 2007	80,266	32.40
December 1, 2007 – December 31, 2007	137,064	33.11
Total	221,316	$32.90

(1)
The Company does not have a formal stock repurchase plan. Shares are repurchased at the discretion of management pursuant to prior authorization from the Board of Directors. On May 20, 2004, the Board of Directors authorized purchases of up to $75 million. Since that date 682,816 shares have been repurchased for a total of $16.8 million, leaving $58.2 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. During the three months ended December 31, 2007, 208,651 shares were purchased for the trust fund that was established and funded to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Company’s wholly owned Canadian subsidiary (see Note 17 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 for more information on this trust fund). With the exception of the shares purchased through this trust fund, the Company only purchased shares that were surrendered by employees as a payment for option exercises during the three months ended December 31, 2007.

NOTE 13 – STOCK BASED COMPENSATION:

The Company applies the provisions of SFAS No. 123R, “Share-Based Payment”, to account for share-based awards made to employees and directors.  This pronouncement requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors to be based on estimated fair values.  The Company’s share-based employee and outside director compensation plans are described more fully in Note 17 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  The Company’s net income for the three months ended December 31, 2007 and 2006 includes $10.3 million and $7.8 million, respectively, of compensation costs and $3.0 million and $2.1 million, respectively of income tax benefits related to the Company’s share-based plans available for awards to employees and members of its Board of Directors.

During the three months ended December 31, 2007, the Company granted 1,466,450 stock options, 811,696 shares of restricted stock and 206,295 restricted stock units to employees under its stock-based employee compensation plans. During the three months ended December 31, 2007, no options were granted to outside directors. Restricted stock grants under the 2007 Stock Bonus Plan and the 2005 Restricted Stock Plan are limited to 750,000 and 1,200,000 shares, respectively, per fiscal year.

The weighted-average grant-date fair value of stock options granted to employees and directors during the three months ended December 31, 2007 was $8.27 per share. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $18.4 million as of December 31, 2007, and will be recognized as expense over a weighted-average period of approximately 3.1 years.

The weighted-average grant-date fair value of restricted stock granted to employees during the three months ended December 31, 2007 was $31.75 per share. Pre-tax unrecognized compensation expense for unvested restricted stock granted to employees, net of estimated forfeitures, was $68.2 million as of December 31, 2007, and will be recognized as expense over a weighted-average period of approximately 3.2 years.

The weighted-average grant-date fair value of restricted stock units granted to employees during the three months ended December 31, 2007 was $30.44 per share.  Pre-tax unrecognized compensation expense for unvested restricted stock units granted to employees, net of estimated forfeitures, was $7.8 million as of December 31, 2007, and will be recognized as expense over a weighted-average period of approximately 2 years.

Under one of its non-qualified fixed stock option plans, the Company may grant stock options to its independent contractor Financial Advisors.  In addition, the Company may grant restricted stock units or restricted shares of common stock to its independent contractor Financial Advisors under one of its restricted stock plans.  The Company accounts for share-based awards to its independent contractor Financial Advisors in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 for more information).  The Company’s net income for the three months ended December 31, 2007 and 2006 includes $1.5 million and $2.4 million, respectively, of compensation costs and $0.6 million and $0.9 million, respectively of income tax benefits related to the Company’s share-based plans available for awards to its independent contractor Financial Advisors.

During the three months ended December 31, 2007, the Company granted 48,000 stock options and 19,472 shares of restricted stock to its independent contractor Financial Advisors.

The weighted-average grant-date fair value of stock options granted to independent contractor Financial Advisors during the three months ended December 31, 2007 was $10.38 per share.  As of December 31, 2007, there was $6.8 million of total unrecognized pre-tax compensation cost related to unvested stock options granted to its independent contractor Financial Advisors based on estimated fair value at that date.  These costs are expected to be recognized over a weighted average period of approximately 3.2 years.

The weighted-average grant-date fair value of restricted stock granted to independent contractor Financial Advisors during the three months ended December 31, 2007 was $32.66 per share.  As of December 31, 2007, there was $2.1 million of total unrecognized pre-tax compensation cost related to unvested restricted stock granted to its independent contractor Financial Advisors based on estimated fair value at that date.  These costs are expected to be recognized over a weighted average period of approximately 4 years.

NOTE 14 - REGULATIONS AND CAPITAL REQUIREMENTS:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the Financial Industry Regulatory Authority (“FINRA”), is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, Raymond James Financial Services, Inc. (“RJFS”) and Heritage Fund Distributors, Inc. (“HFD”) have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at December 31, 2007 and September 30, 2007 was as follows:

	December 31,	September 30,
	2007	2007
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	19.35%	21.94%
Net Capital	$ 320,847	$ 332,873
Less: Required Net Capital	(33,163)	(30,344)
Excess Net Capital	$ 287,684	$ 302,529

At December 31, 2007 and September 30, 2007, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at December 31, 2007 and September 30, 2007 was as follows:

	December 31,	September 30,
	2007	2007
	(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$ 51,491	$ 70,583
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 51,241	$ 70,333

At December 31, 2007 and September 30, 2007, HFD had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of HFD at December 31, 2007 and September 30, 2007 was as follows:

	December 31,	September 30,
	2007	2007
	(in 000’s)
Heritage Fund Distributors, Inc.
(Alternative Method Elected)
Net Capital	$ 5,156	$ 6,039
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 4,906	$ 5,789

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the Investment Dealers Association ("IDA") and the Early Warning System (By-Law No. 30 of the IDA)). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IDA may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IDA.

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 at December 31, 2007 or September 30, 2007.

The Risk Adjusted Capital of RJ Ltd. was CDN $48,759,341 and CDN $47,724,293 at December 31, 2007 and September 30, 2007, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of December 31, 2007, RJBank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJBank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of December31, 2007:
Total Capital (to
Risk-Weighted Assets)	$ 509,943	10.3%	$ 395,200	8.0%	$ 494,000	10.0%
Tier I Capital (to
Risk-Weighted Assets)	448,193	9.1%	197,600	4.0%	296,400	6.0%
Tier I Capital (to
AdjustedAssets)	448,193	6.6%	273,197	4.0%	341,497	5.0%

As of September 30, 2007:
Total Capital (to
Risk-Weighted Assets)	$ 420,704	10.1%	$ 332,832	8.0%	$ 416,040	10.0%
Tier I Capital (to
Risk-Weighted Assets)	368,699	8.9%	166,416	4.0%	249,624	6.0%
Tier I Capital (to
AdjustedAssets)	368,699	5.8%	253,048	4.0%	316,309	5.0%

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

RJBank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at December 31, 2007 and September 30, 2007, is as follows:

	December 31,	September 30,
	2007	2007
	(in 000's)

Standby Letters of Credit	$ 146,517	$ 100,397
Open End Consumer Lines of Credit	31,320	27,871
Commercial Lines of Credit	1,329,702	1,218,690
Unfunded Loan Commitments - Variable Rate	487,162	397,752
Unfunded Loan Commitments - Fixed Rate	12,005	12,831

Because many loan commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that the collateral or other security is of no value. RJBank uses the same credit approval and monitoring process in extending loan commitments and other credit-related off-balance sheet instruments as it does in making loans.

RJBank’s policy is generally to require customers to provide collateral at the time of closing. The amount of collateral obtained, if it is deemed necessary by RJBank upon extension of credit, is based on RJBank’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, real estate, and income producing commercial properties.

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of December 31, 2007, $146.5 million of such letters of credit were outstanding. Of the letters of credit outstanding, $145.8 million are underwritten as part of a larger corporate credit relationship. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the maximum potential future amount of any payments of amounts drawn down under the existing letters of credit. At December 31, 2007, RJBank had $1.8 million in unearned fees related to these instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, RJBank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

See Note 20 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 for more information regarding the Company’s financial instruments with off-balance sheet risk.

NOTE 16 – EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,	December 31,
	2007	2006
	(in 000’s, except per share amounts)

Net Income	$ 56,242	$ 59,395

Weighted Average Common Shares
Outstanding During the Period	116,881	114,339

Dilutive Effect of Stock Options and Awards (1)	3,360	3,554

Weighted Average Diluted Common
Shares (1)	120,241	117,893

Net Income per Share – Basic	$ 0.48	$ 0.52

Net Income per Share - Diluted (1)	$ 0.47	$ 0.50

Securities Excluded from Weighted Average
Diluted Common Shares Because Their Effect
Would Be Antidilutive	1,382	-

(1)
Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock options, units and awards.

NOTE 17 – SEGMENT ANALYSIS:

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

The Company currently operates through the following eight business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and various corporate activities combined in the "Other" segment. In the quarter ended September 30, 2007, a new segment was established: Proprietary Capital. The components of this segment were previously included in Asset Management and Other. Reclassifications have been made in the segment disclosure for previous periods to conform to this presentation. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how the Company assesses performance and determines how to allocate resources throughout the Company and its subsidiaries. The financial results of the Company's segments are presented using the same policies as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments upon consolidation.

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

The Capital Markets segment includes institutional sales and trading in the U.S., Canada and Europe. It provides securities brokerage, trading, and research services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. This segment also includes the Company's management of and participation in underwritings, merger and acquisition services, public finance activities, and the operations of Raymond James Tax Credit Funds, Inc.

The Asset Management segment includes investment portfolio management services of Eagle Asset Management, Inc., Eagle Boston Investment Management, Inc., and Raymond James Consulting Services (RJA’s asset management services division), mutual fund management by Heritage Asset Management, Inc., and trust services of Raymond James Trust Company, N.A. and Raymond James Trust Company West. In addition to the asset management services noted above, this segment also offers fee-based programs to clients who have contracted for portfolio management services from outside money managers.

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

The Proprietary Capital segment consists of the Company’s principal capital and private equity activities including: various direct and third party private equity and merchant banking investments (including Raymond James Capital, Inc. a captive merchant banking business), short-term special situation and bridge investments, the EIF Funds, and two private equity funds sponsored by the Company: Raymond James Capital Partners, L.P. and Ballast Point Ventures, L.P.

The Other segment includes certain corporate activities of the Company.

Information concerning operations in these segments of business is as follows:

	Three Months Ended
	December 31,	December 31,
	2007	2006
	(in 000’s)
Revenues:
Private Client Group	$ 516,022	$ 449,133
Capital Markets	114,760	120,454
Asset Management	63,181	57,646
RJBank	102,589	50,402
Emerging Markets	12,658	11,797
Stock Loan/Borrow	13,876	15,059
Proprietary Capital	1,129	(1,618)
Other	4,976	6,756
Total Revenues	$ 829,191	$ 709,629

Income Before Provision for Income Taxes:
Private Client Group	$ 55,154	$ 54,010
Capital Markets	6,363	16,714
Asset Management	17,515	14,948
RJBank	14,774	6,439
Emerging Markets	(1,546)	936
Stock Loan/Borrow	1,643	196
Proprietary Capital	(639)	(1,395)
Other	(2,507)	1,918
Pre-Tax Income	$ 90,757	$ 93,766

Net Interest Income (Expense):
Private Client Group	$ 28,304	$ 30,968
Capital Markets	(326)	(2,228)
Asset Management	524	356
RJBank	35,204	15,829
Emerging Markets	904	708
Stock Loan/Borrow	2,571	2,076
Proprietary Capital	724	85
Other	1,681	4,701
Net Interest Income (Expense)	$ 69,586	$ 52,495

The following table presents the Company's total assets on a segment basis:

	December 31,	September 30,
	2007	2007
	(in 000’s)
Total Assets:
Private Client Group *	$ 7,070,266	$ 6,608,059
Capital Markets **	1,868,248	1,533,273
Asset Management	92,385	95,894
RJBank	6,819,063	6,312,966
Emerging Markets	119,105	104,238
Stock Loan/Borrow	952,111	1,302,937
Proprietary Capital	117,060	115,062
Other	59,480	181,739
Total	$ 17,097,718	$ 16,254,168

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

The Company has operations in the U.S., Canada, Europe and joint ventures in Turkey and Latin America. Substantially all long-lived assets are located in the U.S. Revenues, classified by the major geographic areas in which they are earned, were as follows:

	Three Months Ended
	December 31,	December 31,
	2007	2006
	(in 000’s)
Revenues:
United States	$ 730,910	$ 629,465
Canada	68,618	56,391
Europe	16,088	12,648
Other	13,575	11,125
Total	$ 829,191	$ 709,629

The Company has $11.3 million invested, net of a $6.6 million reserve for its Turkish joint venture interest, in emerging market joint ventures, which carry greater risk than amounts invested in developed markets.

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

The Company’s overall results continue to be highly correlated to the activity levels in the U.S. equity markets; however, as RJBank continues to grow and a greater percentage of the firm’s revenues come from asset-based fees and interest earnings, results have become somewhat insulated from these markets. The Company is currently operating in a challenging environment: indications of a possible recession are negatively impacting client activity levels, declining interest rates are having a negative impact on near term spreads, and the current equity market conditions have severely dampened investment banking activity. However, positive Financial Advisor recruiting results (especially in the employee subsidiary), increased client assets, and loan growth at RJBank should position the Company well for future periods.

Segments

The Company currently operates through the following eight business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow, Proprietary Capital and certain corporate activities in the Other segment.

The following table presents the gross revenues and pre-tax earnings of the Company on a segment basis for the periods indicated:

	Three Months Ended
	December 31,	December 31,	Percentage
	2007	2006	Change
	(in 000’s)
Total Company
Revenues	$ 829,191	$ 709,629	17%
Pre-tax Earnings	90,757	93,766	(3%)

Private Client Group
Revenues	$ 516,022	449,133	15%
Pre-tax Earnings	55,154	54,010	2%

Capital Markets
Revenues	114,760	120,454	(5%)
Pre-tax Earnings	6,363	16,714	(62%)

Asset Management
Revenues	63,181	57,646	10%
Pre-tax Earnings	17,515	14,948	17%

RJBank
Revenues	102,589	50,402	104%
Pre-tax Earnings	14,774	6,439	129%

Emerging Markets
Revenues	12,658	11,797	7%
Pre-tax (Loss) Earnings	(1,546)	936	(265%)

Stock Loan/Borrow
Revenues	13,876	15,059	(8%)
Pre-tax Earnings	1,643	196	738%

Proprietary Capital
Revenues	1,129	(1,618)	170%
Pre-tax (Loss)	(639)	(1,395)	54%

Other
Revenues	4,976	6,756	(26%)
Pre-tax (Loss)Earnings	(2,507)	1,918	(231%)

Results of Operations – Three Months Ended December 31, 2007 Compared with the Three Months Ended December 31, 2006

Total Company

Total Company net revenues increased 14% to $685.8 million from $603.9 million in the prior year. Revenues increased in each line item except Investment Banking and Net Trading Profits. Despite a 33% increase in net interest earnings, net income declined 5% versus the prior year quarter, as the prior year results included a $10 million benefit from the reversal of over accrued incentive compensation and a much more active investment banking environment. Diluted net income was $0.47 per share, down 6% from the prior year’s $0.50 per share.

Net Interest Analysis

The following table presents average balance data and interest income and expense data for the Company, as well as the related net interest income. The respective average rates are presented on an annualized basis.

	Three Months Ended
	December 31, 2007			December 31, 2006
		Operating	Average		Operating	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$1,513,852	$ 26,321	6.95%	$1,368,875	$ 27,254	7.96%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	4,208,850	47,560	4.52%	3,478,406	45,828	5.27%
Interest-Earning Assets
of RJBank (1)	6,467,707	101,719	6.29%	3,217,623	50,293	6.25%
Stock Borrow		13,876			15,059
Interest-Earning Assets
of Variable Interest Entities		207			256
Other		23,267			19,534

Total Interest Income		212,950			158,224

Interest-Bearing Liabilities:
Client Interest Program	$5,303,582	53,642	4.05%	$4,341,141	48,139	4.44%
Interest-Bearing Liabilities
of RJBank (1)	6,079,863	66,515	4.38%	2,992,054	34,464	4.61%
Stock Loan		11,305			12,983
Interest-Bearing Liabilities of
Variable Interest Entities		1,619			1,743
Other		10,283			8,400

Total Interest Expense		143,364			105,729

Net Interest Income		$ 69,586			$ 52,495

(1)	See RJBank in Item 2 of Part I for details.

Net interest at RJBank increased 122% versus the same quarter prior year and represented 51% of the Company’s net interest earnings. Average interest earning assets increased 101% versus the same quarter prior year as RJBank took advantage of quality loans available for purchase at discounted prices. RJBank has added approximately $1 billion in loans in each of the last two quarters, which were funded entirely by deposit growth. The deployment of deposits into loan balances has increased the spreads earned at RJBank.

Average customer margin balances have increased 11% versus the same quarter prior year. Combined with a 22% increase in customer cash balances held in the Client Interest Program, assets segregated pursuant to regulations have increased 21%. Declining interest rates result in temporarily lower spreads on customer balances and assets segregated pursuant to regulations.

Private Client Group

The Private Client Group (“PCG”) segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom.  The Private Client Group Financial Advisors provide securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments, annuities and insurance products.  This segment accounts for the majority of the Company's revenues (62% of total company revenues for the three months ended December 31, 2007).  It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances.  The Company primarily charges for the services provided to its Private Client Group clients based on commission schedules or through asset based advisory fees.

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

		Independent	Dec. 31, 2007	Dec. 31, 2006
	Employee	Contractors	Total	Total
Private Client Group - Financial Advisors:
RJA	1,109	-	1,109	1,025
RJFS	-	3,060	3,060	3,156
RJ Ltd	187	144	331	318
RJIS	-	82	82	67
Total Financial Advisors	1,296	3,286	4,582	4,566

The Private Client Segment continues to be positively impacted by the successful recruiting of employee Financial Advisors and increased productivity. The 17% increase in PCG commissions accounted for 79% of the increase in the Company’s commission revenue.  RJA added a net 84 Financial Advisors versus December of the prior year, as the Company continues to benefit from Financial Advisor unrest caused by industry consolidation. Average annual production per RJA Financial Advisor increased 23% from $419,000 to $514,000 and average annual production per RJFS Financial Advisor increased 15% from $286,000 to $328,000 from the same quarter prior year. RJ Ltd. added 13 Financial Advisors versus the prior December and their average annual production increased 15% from $117,000 to $135,000. Financial service fee revenue increased 12% as a result of the continued growth in client assets and number of client accounts.

The pre-tax segment results increased only 2% versus the prior year on a 15% increase in net revenues, a result of a $4.5 million adjustment to the incentive compensation accrual in the prior year. Excluding the impact of that adjustment pre-tax income increased 12%. The segment results were also impacted by a $2.7 million decline in net interest income from the prior year. The business’s margins are negatively impacted by the expenses associated with successful recruiting including commission concessions, the expense associated with the amortization of advances, account transfer fees, new branch expenses and additional support staff.

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; financial advisory services including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions.  The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions account for 65% of the segment’s revenues and are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients.  Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the Company is involved.  This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets.  This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Capital Market’s quarterly results declined approximately $10 million, or 62%, from the comparable prior year quarter. While volatile market conditions led to increased commissions, these conditions also contributed to less investment banking activity. Investment banking revenues were down nearly $16 million, as the prior year quarter included record merger and acquisitions (“M&A”) fees of $20 million versus $6.9 million in the current period. Commission revenues increased 23% or nearly $14 million versus the prior year quarter. Commission expense increased proportionately. Total Company trading profits declined 82% as fixed income trading profits were 50% lower than the prior year. Domestic equity trading continued to incur trading losses facilitating customer trades.

	Three Months Ended
	December 31,	December 31,
	2007	2006
Number of managed/co-managed public equity offerings:
United States	19	27
Canada	8	2

Total dollars raised (in 000's):
United States	$ 7,522,000	$6,088,000
Canada (in U.S. dollars)	$ 234,000	158,000

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

	December 31,	September 30,	December 31,
	2007	2007	2006
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$ 14,224,337	$ 14,527,304	$ 12,951,956
Heritage Family of Mutual Funds	9,746,392	9,481,275	9,842,757
Raymond James Consulting Services	9,424,142	9,638,691	8,508,212
Eagle Boston Investment Management, Inc.	740,069	622,860	1,028,454
Freedom Accounts	8,388,208	8,144,920	5,920,265
Total Assets Under Management	$ 42,523,148	$ 42,415,050	$ 38,251,644

Less: Assets Managed for Affiliated Entities	(5,249,550)	(5,305,506)	4,320,643

Total Third Party Assets
Under Management	$ 37,273,598	$ 37,109,544	$ 33,931,001

Total Company investment advisory fees increased 13% versus the prior year quarter, resulting primarily from the 10% increase in assets under management. The increases in assets under management were driven primarily by the increase in total client assets from positive PCG recruiting results. The increased balances are predominantly in Raymond James Consulting Services, Eagle retail and Freedom, the Company’s managed mutual fund program. Expenses for the segment increased 7% versus the prior year quarter, with the majority of the increase in investment advisory fee expense which are the fees paid to external subadvisors, which increased proportionately to the increase in those assets.

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

Gross revenues and pre-tax profits at RJBank more than doubled compared to the same quarter in the prior year. Interest revenue at RJBank increased over 100% with the loan balances increasing from $2.7 billion to $5.7 billion and total assets doubling from $3.4 billion to $6.8 billion. Interest expense increased 93% with deposits doubling from $3.1 billion to $6.2 billion. The growth in loan balances at RJBank gave rise to an attendant increase in loan loss provisions; the provision for loan loss was $12.8 million compared to $4.3 million in the prior year quarter.  Actual loan charge-offs continue to be minimal.  RJBank has no exposure to subprime loans.

The following table presents average balance data and operating interest income and expense data for the Company's banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated.  The respective average rates are presented on an annualized basis.

	Three Months Ended
	December 31, 2007			December 31, 2006
		Operating	Average		Operating	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned
Income (1)	$ 5,096,938	$ 84,259	6.61%	$ 2,483,334	$ 40,339	6.50%
Reverse Repurchase
Agreements	665,326	7,868	4.73%	387,500	5,210	5.38%
Agency Mortgage backed
Securities	188,604	2,474	5.25%	173,200	2,395	5.53%
Non-agency Collateralized
Mortgage Obligations	388,896	5,580	5.74%	142,406	1,932	5.43%
Money Market Funds, Cash and
Cash Equivalents	119,280	1,407	4.72%	25,782	337	5.23%
FHLB Stock	8,663	131	6.05%	5,401	80	5.92%
Total Interest-Earning
Banking Assets	6,467,707	101,719	6.29%	3,217,623	50,293	6.25%
Non-Interest-Earning
Banking Assets	18,247			(2,015)

Total Banking Assets	$ 6,485,954			$ 3,215,608

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 241,888	$ 2,816	4.66%	$ 247,175	$ 2,806	4.54%
Money Market, Savings,
and NOW (2) Accounts	5,595,959	60,620	4.33%	2,691,075	30,965	4.60%
Loans purchased, not yet settled	183,837	2,305	5.02%	-	-	-
FHLB Advances	58,179	774	5.32%	53,804	693	5.15%

Total Interest-Bearing
Banking Liabilities	6,079,863	66,515	4.38%	2,992,054	34,464	4.61%

Non-Interest-Bearing
Banking Liabilities	21,855			22,079

Total Banking
Liabilities	6,101,718			3,014,133
Total Banking
Shareholder's
Equity	384,236			201,475

Total Banking
Liabilities and
Shareholder's
Equity	$ 6,485,954			$ 3,215,608

	Three Months Ended
	December 31, 2007			December 31, 2006
		Operating	Average		Operating	Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Operating
Interest Income	$ 387,844	$ 35,204		$ 225,569	$ 15,829

Bank Net Operating
Interest:
Spread			1.91%			1.64%
Margin (Net Yield on
Interest- Earning
Bank Assets)			2.18%			1.97%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			106.38%			107.54%
Return On Average (3):
Total Banking Assets			0.57%			0.49%
Total Banking
Shareholder's Equity			9.80%			7.94%
Average Equity to
Average Total
Banking Assets			5.92%			6.27%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on othernonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three monthsended December 31, 2007 and 2006 was$3.0 million and $1.9 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)
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

	Three Months Ended December 31,
	2007 Compared to 2006
	Increase (Decrease) Due To
	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income	$ 42,454	$ 1,466	$ 43,920
Reverse Repurchase Agreements	3,736	(1,078)	2,658
Agency Mortgage Backed Securities	213	(134)	79
Non-agency Collateralized Mortgage Obligations	3,343	305	3,648
Money Market Funds, Cash and Cash Equivalents	1,223	(153)	1,070
FHLB Stock	49	2	51

Total Interest-Earning Banking Assets	$ 51,018	$ 408	$ 51,426

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ (60)	$ 70	$ 10
Money Market, Savings and
NOW Accounts	33,426	(3,771)	29,655
Loans purchased, not yet settled	2,305	-	2,305
FHLB Advances	56	25	81

Total Interest-Bearing Banking Liabilities	35,727	(3,676)	32,051

Change in Net Operating Interest Income	$ 15,291	$ 4,084	$ 19,375

Emerging Markets

This segment includes the results of the Company’s joint ventures in Latin America and Turkey. Commission revenues increased 21% versus the same quarter prior year, with an increase of $400,000 in Latin America and $1 million in Turkey. Investment banking fees declined as activity in the Turkish joint venture was not comparable to the prior year. Investment advisory fees increased in Latin America and trading profits declined from the same quarter prior year. The segment’s results were negatively impacted by the weakening of the US dollar.  The Company records a reserve, included in other expense, for its portion of any profits in the Turkish joint venture (see Note 11 of the Notes to the Condensed Consolidated Financial Statements for further information).

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

Stock Loan net revenues are 24% higher than for the same quarter in the prior year.  This was the result of slightly higher balances and a consistent interest rate spread. Pre-tax profits for the segment were up 735% as the prior year was negatively impacted by legal expenses.

Proprietary Capital

This segment consists of the Company’s principal capital and private equity activities including: various direct and third party private equity and merchant banking investments, short-term special situations and bridge investments, Raymond James Employee Investment Funds I and II (the “EIF Funds”), and two private equity funds sponsored by the Company: Raymond James Capital Partners, L.P., a merchant banking limited partnership, and Ballast Point Ventures, L.P., a venture capital limited partnership (the “Funds”) and their management companies. The Company, through wholly owned subsidiaries, earns management fees for services provided to the Funds and participates in profits or losses through both general and limited partnership interests. Additionally, the Company incurs profits or losses as a result of direct merchant banking investments and short-term special situations and bridge investments. The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company.

Proprietary Capital results are improved versus the same quarter prior year as that quarter was negatively impacted by the write down of certain investments.

Other

This segment includes various corporate activities of Raymond James Financial, Inc.

Despite a 14% decrease in non-interest expense, the pre-tax results for this segment declined dramatically. This decline is the result of the utilization of corporate cash in the growth of other segments of the Company, predominantly RJBank. As a result there are no longer large corporate cash balances generating interest in the other segment and net revenues declined 65%.

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The items represented in the statement of financial condition are primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $17.1 billion at December 31, 2007 were up approximately 5% over September 30, 2007. Most of this increase is due to the significant increase in brokerage client cash deposits (leading to a similar increase in segregated cash balances on the asset side) and growth of RJBank, with the increased loan balances being entirely funded by deposits. RJBank loan balances increased significantly as the Company took advantage of quality loans available for purchase at discounted prices. The Company plans to continue to expand use of the bank sweep offering to brokerage customers for the next several years, which will result in steady growth in RJBank balances. The other significant increase in assets was in trading instruments. Significant decreases in assets were in reverse repurchase agreements and stock borrowed receivables (stock loaned payables experienced a similar decrease on the liability side). The broker-dealer gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients fluctuate with the Company's business levels and overall market conditions.

Liquidity and Capital Resources

Cash provided by operating activities during the three months ended December 31, 2007 was $28.5 million, which was primarily attributable to an increase in segregated assets (directly correlated to the increase in brokerage client deposits), an increase in receivables from brokerage clients, and an increase in trading instruments. This was offset by an increase in securities sold under agreements to repurchase.

Investing activities used $617.4 million, which is primarily due to loans originated and purchased by RJBank. This was partially offset by loan repayments and a decrease in reverse repurchase agreements at RJBank.

Financing activities provided $621.7 million, predominantly the result of an increase in deposits at RJBank.

At December 31, 2007 and September 30, 2007, the Company had loans payable of $123.5 million and $122.6 million, respectively. The balance at December 31, 2007 is comprised of a $64.3 million loan for its home-office complex, $55.0 million in Federal Home Loan Bank advances (RJBank), and various short-term borrowings totaling $4.2 million (used to fund increased levels of trading instruments).

In addition, the Company and its subsidiaries have the following lines of credit: RJF has a committed $200 million line of credit, RJA has uncommitted bank lines of credit aggregating $985 million with commercial banks, Raymond James Credit Corporation has a line of credit for $25 million, and RJ Ltd. has a CDN$40 million uncommitted line of credit (see Note 8 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company's lines of credit). The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee. The Company maintains a $500 million uncommitted tri-party repurchase agreement line of credit (increased to $600 million in January 2008). Under this agreement, the Company pledges certain of its trading inventory as collateral against borrowings on this line. The required market value of the collateral ranges from 102% to 105% of the cash borrowed. The interest rate is set each day at 25 basis points over the opening Fed Funds rate and this agreement can be terminated by any party on any business day. Under this agreement, there were secured short-term borrowings of $375 million outstanding at December 31, 2007 which are included in Securities Sold Under Agreements to Repurchase. The Company expects to utilize its lines of credit to finance its trading inventory during the three months ended March 31, 2008.

RJBank had $55 million in FHLB advances outstanding at December 31, 2007, which was comprised of one short-term, fixed rate advance and several long-term, fixed rate advances. RJBank had $1.4 billion in credit available from the FHLB at December 31, 2007.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: three in Turkey totaling $18 million and one in Argentina for $3 million. At December 31, 2007, there were no outstanding balances on the settlement lines in Argentina or Turkey. At December 31, 2007, the aggregate unsecured settlement lines of credit available were $95 million, and there were outstanding balances of $4.2 million on these lines. The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At December 31, 2007, there were no outstanding performance guarantees in Argentina or Turkey.

As of December 31, 2007, the Company's liabilities are comprised primarily of brokerage client payables of $6.2 billion at the broker-dealer subsidiaries and deposits of $6.2 billion at RJBank, as well as deposits held on stock loan transactions of $940 million. The Company primarily acts as an intermediary in stock loan/borrow transactions. As a result, the liability associated with the stock loan transactions is related to the $950 million receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $5.2 billion in cash and segregated assets. The Company also has client brokerage receivables of $1.8 billion and $5.7 billion in loans at RJBank.

The Company will continue its implementation of the cash sweep option available to its clients from RJBank. This cash sweep option will require substantial capital to be contributed to RJBank to meet regulatory requirements, and therefore may require the Company to infuse an additional $150 to $200 million over the next several years for this purpose.

As of September 30, 2007, RJBank had not settled purchases of $300.6 million in syndicated loans (included in Bank Loans, Net) due to the sellers’ delays in finalizing settlement. As of December, 31, 2007, RJBank had not settled the purchases of $100.7 million in syndicated loans, which includes $33.2 million of syndicated loans purchased but not settled at September 30, 2007 due to seller delays (all but $5.6 million of these loans were subsequently settled during January 2008). The remaining loans are expected to be settled during the three months ended March 31, 2008.

The Company has committed a total of $56.5 million, in amounts ranging from $200,000 to $5 million, to 43 different independent venture capital or private equity partnerships. As of December 31, 2007, the Company has invested $32.2 million of that amount and has received $28.2 million in distributions.

Additionally, the Company controls the general partner in two internally sponsored private equity limited partnerships to which it has committed $14.3 million. Of that amount, the Company has invested $13 million and has received $8.8 million in distributions as of December 31, 2007. The Company is not the controlling general partner in another internally sponsored private equity limited partnership to which it has committed $30 million. As of December 31, 2007, the Company has not invested or received any distributions.

The Company’s Board of Directors approved the use of up to $200 million in mezzanine financing to facilitate investment banking transactions. During the three months ended December 31, 2007, the Company entered into a credit agreement and pursuant to this agreement, the Company funded a $37.5 million loan participation. This loan participation was repaid with interest as of December 31, 2007. The Board of Directors has approved the use of up to $75 million for investment in proprietary merchant banking opportunities. As of December 31, 2007, the Company had invested $12.3 million.

In January 2008, Sirchie Acquisition Company, LLC (“SAC”), an 80% owned indirect subsidiary of the Company, acquired substantially all of the business, assets, and properties of Sirchie Finger Print Laboratories, Inc., the assets or stock of several other companies and certain real estate. The Company’s equity investment in SAC was approximately $20 million. SAC also acquired 51% of the common stock of Law Enforcement Associates Corporation as part of the transaction. This acquisition is one of the Company’s recent merchant banking initiatives.

Management has been authorized by the Board of Directors to repurchase its common stock at their discretion for general corporate purposes. There is no formal stock repurchase plan at this time. In May 2004 the Board authorized the repurchase of up to $75 million of shares. As of December 31, 2007 the unused portion of this authorization was $58.2 million.

The Company has committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At December 31, 2007, cash funded to invest in either loans or investments in project partnerships was $38.7 million. In addition, at December 31, 2007, RJTCF is committed to additional future fundings of $44.0 million related to project partnerships that have not yet been sold to various tax credit funds.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations, should provide adequate funds for continuing operations.

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental”). The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The value of the Company’s leveraged lease with Continental was approximately $10.3 million as of December 31, 2007. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014. Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company continues to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court affirmed.  RJY is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has recorded a provision for loss in its consolidated financial statements for its net equity interest in this joint venture. As of December 31, 2007, RJY had total capital of approximately $13.2 million, of which the Company owns approximately 50%.

As of December 31, 2007 all of the Company's domestic broker-dealer subsidiaries exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd. exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action. There have been no significant changes in circumstances since year-end that have affected the capital of any of the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

The Company has contractual obligations of approximately $2.8 billion, with $2.4 billion coming due in the next twelve months related to its short and long-term debt, non-cancelable lease agreements, partnership investments, unfunded commitments to extend credit, unsettled loan purchases, underwriting commitments and a stadium naming rights agreement.  Included in the obligations due within the next twelve months are $1.5 billion in commitments related to RJBank’s letters of credit and lines of credit.  Commitments related to letters of credit and lines of credit may expire without being funded in whole or part, therefore these amounts are not estimates of future cash flows (see Notes 11 and 15 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company’s commitments).

Effects of Inflation

The Company's assets are primarily liquid in nature and are not significantly affected by inflation.  However, the rate of inflation affects the Company's expenses, including employee compensation, communications and occupancy, which may not be readily recoverable through charges for services provided by the Company.

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements.  These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, recruiting efforts, and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 and in Item 1A of Part II of this report on Form 10-Q.  The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information.  Actual results or amounts could differ from estimates and the difference could have a material impact on the condensed consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets

“Trading instruments” and “Available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses related to these financial instruments are reflected in net income or other comprehensive income, depending on the underlying purpose of the instrument. The following table presents the Company’s trading instruments and available for sale securities segregated into trading securities (i.e., non-derivative), derivative contracts, and available for sale securities:

December 31, 2007
Financial
	Financial	Instruments Sold
	Instruments Owned	but not yet Purchased
	at Fair Value	at Fair Value
(in 000’s)

Trading Securities	$ 644,820	$ 226,281
Derivative Contracts	40,271	18,589
Available for Sale Securities	569,006	-
Total	$ 1,254,097	$ 244,870

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

December 31, 2007
Financial
	Financial	Instruments Sold
	Instruments Owned	but not yet Purchased
	at Fair Value	at Fair Value
(in 000’s)

Fair Value Based on Quoted Prices and Independent Sources	$ 1,193,861	$ 226,281
Fair Value Determined by Management	60,236	18,589
Total	$ 1,254,097	$ 244,870

Investment in Leveraged Lease

The Company is the lessor in a leveraged commercial aircraft transaction with Continental.  The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation.  In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment.  The value of this leveraged lease with Continental was approximately $10.3 million as of December 31, 2007.  The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates.  The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost.  This lease expires in May 2014.

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

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of December 31, 2007, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of Raymond James Limited. As of the most recent impairment test performed in March 2007, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There were no events that triggered a reassessment in the current quarter.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS 5 and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The loan grading process provides specific and detailed risk measurement across the corporate loan portfolio. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is supported by collateral. At December 31, 2007, the amortized cost of all RJBank loans was $5.7 billion and an allowance for loan losses of $59.3 million was recorded against that balance. The total allowance for loan losses, including $6.0 million in reserves for off-balance sheet exposures maintained in Trade and Other Payables, is equal to 1.14% of the amortized cost of the loan portfolio.

The following table allocates RJBank’s allowance for loan losses by loan category:

	December 31, 2007	September 30, 2007
	($ in 000’s)
Commercial Loans (1):
Allowance	$ 8,833	$ 4,471
Total Commercial Loans
as a % of Loans Receivable	11%	7%

Real Estate Construction Loans:
Allowance	$ 3,345	$ 2,121
Total Real Estate Construction Loans
as a % of Loans Receivable	3%	3%

Commercial Real Estate Loans (2):
Allowance	$ 41,311	$ 35,766
Total Commercial Real Estate Loans
as a % of Loans Receivable	46%	49%

Residential Mortgage Loans:
Allowance	$ 5,762	$ 4,659
Total Residential Mortgage Loans
as a % of Loans Receivable	40%	41%

Consumer Loans:
Allowance	$ 5	$ 5
Total Consumer Loans
as a % of Loans Receivable	-	-

Total:
Allowance	$ 59,256	$ 47,022
% of Total Loans Receivable	100%	100%

(1) Loans not secured by real estate.
(2) Loans wholly or partially secured by real estate.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At December 31, 2007 the receivable from Financial Advisors was $132.6 million, which is net of an allowance of $3.1 million for estimated uncollectibility.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes”, as interpreted by FIN 48, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, or cash flows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company’s income taxes.

Return to Index

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company’s risk management policies, including a discussion of the Company’s primary market risk exposures, which include interest rate risk and equity price risk, as well as a discussion of the Company’s credit risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and security prices.  The Company has exposure to market risk primarily through its broker-dealer and banking operations.  The Company's broker-dealer subsidiaries, primarily RJA, trade tax exempt and taxable debt obligations and act as an active market maker in approximately 341 over-the-counter equity securities.  In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions.  Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

See Note 3 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making and proprietary trading activities.

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits; limits are established both for categories of securities (e.g., OTC equities, corporate bonds, municipal bonds) and for individual traders. As of December 31, 2007, the absolute fixed income and equity inventory limits were $1,955,000,000 and $83,600,000, respectively. The Company's trading activities were well within these limits at December 31, 2007. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risk. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

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

To calculate VaR, the Company uses historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that the Company could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year under “business as usual” conditions. During the three months ended December 31, 2007, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR three times, due in part, to greater volatility in interest rates and in bond prices experienced during the quarter as compared to conditions prevailing in the previous months during the one year historical modeling period.

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

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the three months ended December 31, 2007, with the corresponding dollar value of the Company's portfolio:

	Three Months Ended December 31, 2007			VaR at
				December 31,	September 30,
	High	Low	DailyAverage	2007	2007
	($ in 000's)

Daily VaR	$ 1,143	$ 166	$ 490	$ 1,143	$ 232
Related Portfolio Value (Net)*	$371,614	$344,824	$351,712	$371,614	$ 278,605
VaR as a Percent
of Portfolio Value	0.31%	0.05%	0.14%	0.31%	0.08%

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

Additional information is discussed under Derivative Financial Instruments in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

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

RJBank Financial Instruments with Market Risk (as described above):

	December 31,	September 30,
	2007	2007
	(in 000's)

Mortgage Backed Securities	$ 374,900	$ 382,455
Loans Receivable, Net	2,121,545	2,020,530
Total Assets with Market Risk	$2,496,445	$ 2,402,985

Certificates of Deposit	$ 186,643	$ 185,729
Federal Home Loan Bank Advances	50,000	50,000
Total Liabilities with Market Risk	$ 236,643	$ 235,729

The following table shows the distribution of those RJBank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2007:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)

Commercial Loans (1)	$ 2,167	$ 636,571	$ 638,738
Real Estate Construction Loans	-	162,581	162,581
Commercial Real Estate Loans (2)	7,061	2,487,613	2,494,674
Residential Mortgage Loans	23,884	2,233,969	2,257,853
Consumer Loans	-	3,417	3,417

Total Loans	$ 33,112	$ 5,524,151	$ 5,557,263

(1) Loans not secured by real estate.
(2) Loans wholly or partially secured by real estate.

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 7.96% in the first year after the rate increase, whereas a downward shift of the same magnitude would increase RJBank's net interest income by 7.07%. These sensitivity figures are based on positions as of December 31, 2007, and are subject to certain simplifying assumptions, including that management takes no corrective action.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 26 traders. The average aggregate inventory held for proprietary trading during the year ended December 31, 2007 was CDN$20,411,607. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Return to Index
PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court affirmed.  RJY is vigorously contesting most aspects of this assessment and has filed an appeal with the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has recorded a provision for loss in its consolidated financial statements for its net equity interest in this joint venture. As of December 31, 2007, RJY had total capital of approximately $13.2 million, of which the Company owns approximately 50%.

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

Item 1A. RISK FACTORS

There were no changes to Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

Return to Index

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to information contained under “Capital Transactions” in Note 12 of the Notes to Condensed Consolidated Financial Statements for the information required by Part II, Item 2(c).

The Company expects to continue paying cash dividends. However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, compliance with the net worth covenant in the Company's line of credit agreement, and the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the IDA; and RJBank, which may be subject to restrictions by federal banking agencies.  Such restrictions have never become applicable with respect to the Company's dividend payments. (See Note 14 of the Notes to the Condensed Consolidated Financial Statements for more information on the capital restrictions placed on RJBank and the Company's broker-dealer subsidiaries).

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 11, 2008	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer