Form 10-Q
period 2008-03-31
RAYMOND JAMES FINANCIAL INC
filed 2008-05-12
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                 No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

119,296,173 shares of Common Stock as of May 7, 2008

PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	September 30,
	2008	2007
	(in 000’s)
Assets:
Cash and Cash Equivalents	$ 826,502	$ 644,943
Assets Segregated Pursuant to Regulations and Other Segregated Assets	4,683,186	4,127,667
Securities Purchased under Agreements to Resell and Other Collateralized Financings	1,337,369	1,295,004
Financial Instruments:
Trading Instruments, at Fair Value	359,011	467,761
Available for Sale Securities, at Fair Value	654,864	569,952
Other Investments, at Fair Value	87,958	90,637
Receivables:
Brokerage Clients, Net	1,707,800	1,704,300
Stock Borrowed	741,045	1,292,265
Bank Loans, Net	6,175,866	4,664,209
Brokers-Dealers and Clearing Organizations	176,717	228,865
Other	337,233	315,227
Investments in Real Estate Partnerships - Held by Variable Interest Entities	231,545	221,147
Property and Equipment, Net	176,230	166,963
Deferred Income Taxes, Net	114,474	107,922
Deposits With Clearing Organizations	65,503	36,416
Goodwill	62,575	62,575
Prepaid Expenses and Other Assets	343,991	258,315

	$ 18,081,869	$ 16,254,168

Liabilities And Shareholders' Equity:
Loans Payable	$ 328,425	$ 122,640
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	109,991	116,479
Payables:
Brokerage Clients	6,142,906	5,675,860
Stock Loaned	747,438	1,280,747
Bank Deposits	7,712,295	5,585,259
Brokers-Dealers and Clearing Organizations	189,462	128,298
Trade and Other	197,945	450,008
Trading Instruments Sold but Not Yet Purchased, at Fair Value	149,301	149,729
Securities Sold Under Agreements to Repurchase	240,078	393,282
Accrued Compensation, Commissions and Benefits	257,473	356,627
Income Taxes Payable	-	7,755

	16,075,314	14,266,684

Minority Interests	234,286	229,670

Shareholders' Equity:
Preferred Stock; $.10 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized 350,000,000 Shares
with 123,192,972 Issued at March 31, 2008 and Authorized
180,000,000 Shares with 120,903,331 Issued at September 30, 2007	1,193	1,176
Shares Exchangeable into Common Stock; 273,042
at March 31, 2008 and September 30, 2007	3,504	3,504
Additional Paid-In Capital	317,516	277,095
Retained Earnings	1,546,775	1,461,898
Accumulated Other Comprehensive Income	(11,403)	30,191
	1,857,585	1,773,864
Less: 3,948,494 and 1,005,668 Common Shares in Treasury, at Cost	(85,316)	(16,050)
	1,772,269	1,757,814

	$ 18,081,869	$ 16,254,168

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(in 000’s, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Revenues:
Securities Commissions and Fees	$ 481,497	$ 418,292	$ 954,102	$ 819,157
Investment Banking	27,232	38,025	51,087	79,864
Investment Advisory Fees	53,319	50,597	109,924	100,733
Interest	191,314	164,812	404,264	323,036
Net Trading Profits	(6,946)	3,091	(5,844)	9,384
Financial Service Fees	32,763	31,432	65,738	61,398
Other	27,955	32,022	57,054	54,328

Total Revenues	807,134	738,271	1,636,325	1,447,900

Interest Expense	115,447	112,552	258,811	218,281
Net Revenues	691,687	625,719	1,377,514	1,229,619

Non-Interest Expenses:
Compensation, Commissions and Benefits	473,306	428,894	943,910	837,403
Communications and Information Processing	31,230	28,278	62,241	54,252
Occupancy and Equipment Costs	24,101	19,716	45,498	39,866
Clearance and Floor Brokerage	7,093	6,946	15,679	14,482
Business Development	21,744	22,074	45,603	43,836
Investment Advisory Fees	12,563	11,438	25,493	22,504
Other	27,056	13,418	53,194	31,530
Total Non-Interest Expenses	597,093	530,764	1,191,618	1,043,873

Minority Interest in Subsidiaries	(3,224)	2,000	(2,679)	(975)

Income Before Provision for Income Taxes	97,818	92,955	188,575	186,721

Provision for Income Taxes	38,028	33,240	72,543	67,611

Net Income	$ 59,790	$ 59,715	$ 116,032	$ 119,110

Net Income per Share-Basic	$ 0.51	$ 0.52	$ 0.99	$ 1.04
Net Income per Share-Diluted	$ 0.50	$ 0.50	$ 0.97	$ 1.00
Weighted Average Common Shares
Outstanding-Basic	117,312	115,702	117,078	115,015
Weighted Average Common and Common
Equivalent Shares Outstanding-Diluted	119,520	118,687	119,817	118,258

Cash Dividend per Common Share	$ 0.11	$ 0.10	$ 0.22	$ 0.20

Net Income	$ 59,790	$ 59,715	$ 116,032	$ 119,110
Other Comprehensive Income:
Net Unrealized (Loss) Gain on Available
for SaleSecurities, Net of Tax	(34,324)	35	(37,217)	120
Net Change in Currency Translations, Net of Tax	(6,443)	1,410	(4,377)	(1,348)
Total Comprehensive Income	$ 19,023	$ 61,160	$ 74,438	$ 117,882

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued on next page)

	Six Months Ended
	March 31,	March 31,
	2008	2007
Cash Flows From Operating Activities:
Net Income	$ 116,032	$ 119,110
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	13,165	10,726
Excess Tax Benefits from Share-Based Payment Arrangements	(392)	(1,579)
Deferred Income Taxes	(643)	(176)
Premium and Discount Amortization
on Available for Sale Securities	129	405
Loss on Sale of Property and Equipment	37	38
Gain on Sale of Loans Available for Sale	(232)	(190)
Gain on Sale of Joint Venture Interest	-	(2,559)
Provision for Loan Loss, Legal Proceedings, Bad Debts and Other Accruals	26,897	8,529
Share-Based Compensation Expense	15,854	17,649

(Increase) Decrease in Operating Assets:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	(555,519)	(538,074)
Receivables:
Brokerage Clients, Net	(6,540)	(121,377)
Stock Borrowed	551,220	221,331
Brokers-Dealers and Clearing Organizations	52,148	(43,567)
Other	(13,497)	(57,939)
Securities Purchased Under Agreements to Resell and Other Collateralized
Financings, Net of Securities Sold Under Agreements to Repurchase	(80,569)	(67,699)
Trading Instruments, Net	108,322	(46,567)
Proceeds from Sale of Loans Available for Sale	19,843	12,979
Origination of Loans Available for Sale	(19,865)	(16,245)
Prepaid Expenses and Other Assets	(116,388)	(3,303)

Increase (Decrease) in Operating Liabilities:
Payables:
Brokerage Clients	467,046	649,736
Stock Loaned	(533,309)	(281,959)
Brokers-Dealers and Clearing Organizations	61,164	90,357
Trade and Other	5,215	20,407
Accrued Compensation, Commissions and Benefits	(98,403)	(72,823)
Income Taxes Payable	(13,683)	(23,732)
Minority Interest	(2,679)	(975)

Net Cash Used in Operating Activities	(4,647)	(127,497)

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued from previous page)

	Six Months Ended
	March 31,	March 31,
	2008	2007

Cash Flows from Investing Activities:
Additions to Property and Equipment, Net	(19,659)	(19,929)
Proceeds from Sale of Joint Venture Interest, Net of Cash Disposed	-	3,514
Bank loan Originations and Purchases	(3,020,829)	(1,564,349)
Bank loan Repayments	1,231,698	815,231
Purchases of Other Investments, Net	2,679	(13,130)
Investments in Real Estate Partnerships-Held by Variable
Interest Entities	(10,398)	(17,403)
Repayments of Loans by Investor Members of Variable Interest Entities Related
to Investments in Real Estate Partnerships	4,436	10,090
Securities Purchased Under Agreements to Resell, Net	(115,000)	(1,070,000)
Sales of Available for Sale Securities	-	81
Purchases of Available for Sale Securities	(189,565)	(254,428)
Available for Sale Securities Maturations and Repayments	45,626	46,689

Net Cash Used in Investing Activities	(2,071,012)	(2,063,634)

Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, Net	206,904	358,400
Repayments of Mortgage and Borrowings, Net	(1,119)	(10,787)
Proceeds from Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	2,890	3,549
Repayments of Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	(9,378)	(7,314)
Proceeds from Capital Contributed to Variable Interest Entities Related to
Investments in Real Estate Partnerships	16,156	23,226
Minority Interest	(8,861)	(32,492)
Exercise of Stock Options and Employee Stock Purchases	21,810	27,891
Increase in Bank Deposits	2,127,036	1,884,899
Purchase of Treasury Stock	(67,243)	(1,350)
Cash Dividends on Common Stock	(26,992)	(23,798)
Excess Tax Benefits from Share-Based Payment Arrangements	392	1,579

Net Cash Provided by Financing Activities	2,261,595	2,223,803

Currency Adjustment:
Effect of Exchange Rate Changes on Cash	(4,377)	(1,348)
Net Increase in Cash and Cash Equivalents	181,559	31,324
Cash Resulting from Consolidation of Variable Interest Entities Related to
Investments in Real Estate Partnerships	-	(291)
Cash Resulting from Consolidation of Limited Partnerships	-	3,945
Cash and Cash Equivalents at Beginning of Year	644,943	392,418

Cash and Cash Equivalents at End of Period	$ 826,502	$ 427,396

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ 262,908	$ 217,491
Cash Paid for Income Taxes	$ 88,065	$ 88,995

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

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

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted.  These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain revisions and reclassifications have been made to the unaudited condensed consolidated financial statements of the prior period to conform to the current period presentation. For the six months ended March 31, 2007, the Company reclassified certain segregated assets and reverse repurchase agreements from cash and cash equivalents. The Condensed Consolidated Statements of Cash Flows for the respective period were adjusted for this reclassification, which resulted in an increase in cash flows provided by operating activities of $16.2 million. This increase was partially offset by a reclassification of $3.3 million related to loans available for sale to net cash used in investing activities. In the quarter ended September 30, 2007, a new segment was established: Proprietary Capital. The components of this segment were previously included in the Asset Management and Other segments. Reclassifications have been made in the segment disclosure for the three and six months ended March 31, 2007 to conform to this presentation. Additional information is provided in Note 17 below.

The Company’s quarters end on the last day of each calendar quarter.

NOTE 2 – EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, evaluation of income tax benefits is a two-step process. First, income tax benefits can be recognized in financial statements for a tax position if it is considered “more likely than not” (as defined in SFAS 5, “Accounting for Contingencies”) of being sustained on audit based solely on the technical merits of the income tax position. Second, if the recognition criteria are met, the amount of income tax benefits to be recognized is measured based on the largest income tax benefit that is more than 50 percent likely to be realized on ultimate resolution of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on October 1, 2007. See Note 10 below for information regarding the impact the adoption of FIN 48 had on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (October 1, 2008 for the Company), and interim periods within those fiscal years. Although the Company will have to comply with the extensive disclosure requirements of this pronouncement, it does not expect SFAS 157 to have a material impact on the financial position or operating results of the Company.

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

In April 2007, the FASB issued Staff Position (“FSP”) FIN No. 39-1, "Amendment of FASB Interpretation No. 39” (“FSP FIN No. 39-1”). FSP FIN No. 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. FSP FIN No. 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for the Company), with early application permitted. The Company is currently evaluating the impact the adoption of FSP FIN No. 39-1 will have on its consolidated financial statements.

In May 2007, the FASB issued FSP FIN No. 46R-7, "Application of FASB Interpretation No. 46(R) to Investment Companies". FSP FIN No. 46R-7 amends the scope of the exception to FIN 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, (the “Guide”) are not subject to consolidation under FIN 46R. This FSP remains effective only upon initial adoption of Statement of Position (“SOP”) 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" (“SOP 07-1”).

In June 2007, the Accounting Standards Executive Committee of the AICPA issued SOP 07-1. This SOP provides guidance for determining whether an entity is within the scope of the Guide. Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting). In February 2008, the FASB issued FSP SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1”, which delays indefinitely the effective date of SOP 07-1.

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

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 (October 1, 2009 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of FSP SFAS No. 157-2 will have on its consolidated financial statements.

In February 2008, the FASB issued FSP SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS No. 140-3”). FSP SFAS No. 140-3 addresses the issue of whether these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 (October 1, 2009 for the Company) and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the impact the adoption of FSP SFAS No. 140-3 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies to expand its disclosures regarding derivative instruments and hedging activities to include how and why an entity is using a derivative instrument or hedging activity, an explanation of its accounting under SFAS 133, and how this instrument affects the entity’s financial position and performance as well as cash flows. SFAS 161 also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”. This statement is effective for fiscal years beginning on or after November 15, 2008 (October 1, 2009 for the Company) with early adoption permitted. The Company is currently evaluating the impact the adoption of SFAS 161 will have on its consolidated financial statements.

NOTE 3 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:

	March 31, 2008		September 30, 2007
		Instruments		Instruments
		Sold but		Sold but
	Trading	Not Yet	Trading	Not Yet
	Instruments	Purchased	Instruments	Purchased
	(in 000's)

Municipal Obligations	$ 96,292	$ 672	$ 200,024	$ 54
Corporate Obligations	56,008	436	56,069	952
Government Obligations	61,208	77,100	83,322	45,275
Agencies	24,801	5,863	47,123	60,829
Total Debt Securities	238,309	84,071	386,538	107,110

Derivative Contracts	43,928	36,508	30,603	8,445
Equity Securities	74,412	28,722	46,913	34,174
Other Securities	2,362	-	3,707	-
Total	$ 359,011	$ 149,301	$ 467,761	$ 149,729

Trading securities are valued at fair market value, and securities which are not readily marketable are carried at estimated fair value as determined by management. When available, the Company uses prices from independent sources, which include pricing services. Depending upon the type of security, the pricing service may provide a listed price or a matrix price. If listed market prices are unavailable to the pricing service, then its matrix pricing may utilize pricing services or broker or dealer price quotations, or spread-based models periodically re-calibrated to market trades in similar securities in order to derive the fair value of the instruments. For positions in illiquid securities that do not have readily determinable fair values, the Company uses estimated fair values. Estimated fair values are determined by management based upon consideration of available information, including trading levels of similar securities in liquid markets, standard spread-based pricing models re-calibrated from time to time to trade activity in the identical asset or similar assets, the coupon level and possible early redemption features of the security, and current financial information regarding the issuer, including information which may be of a confidential nature to the Company from time to time. Fair values for derivative contracts are obtained from pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value and yield curve or other volatility factors underlying the positions.

Mortgage backed securities of $30.5 million and $48.9 million at March 31, 2008 and September 30, 2007, respectively, are included in Corporate Obligations and Agencies in the table above. Mortgage backed securities sold but not yet purchased of $5.9 million and $60.8 million at March 31, 2008 and September 30, 2007, respectively, are included in Agencies in the table above. As of March 31, 2008, auction rate securities totaling $48.9 million are included in Municipal Obligations in the table above. These securities are carried at fair value which was par as of March 31, 2008. The Company believes these securities will be redeemed at par, within a reasonable time period, by virtue of call provisions, as issuers refinance their bonds to reduce the higher levels of debt service resulting from recent failed auctions.

NOTE 4 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of collateralized mortgage obligations (“CMOs”) and mortgage-related debt securities, owned by Raymond James Bank (“RJBank”), and certain equity securities owned by the Company's non-broker-dealer subsidiaries. About 40 percent of the RJBank portfolio is invested in relatively short average-life floating rate securities issued by Ginnie Mae, Fannie Mae or Freddie Mac. Other than approximately $10 million of fair value in securities rated less than “AAA,” the remaining fair value of the mortgage-backed securities portfolio is comprised of “AAA” rated non-agency residential mortgage securities. These securities were purchased based on the underlying loan characteristics such as loan to value (“LTV”) ratio, credit scores, property type, location and the current level of credit enhancement. Current characteristics of each security owned such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage are reviewed monthly by management. There were no material proceeds from the sale of available for sale securities for the three and six months ended March 31, 2008 and 2007.

The fair value of available for sale securities is based on bid quotations received from securities dealers or, in the absence of dealer quotations, bid quotations from various pricing services. If these sources are not available, then the fair value is estimated using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, using observable market data where available. The amortized cost and estimated market values of securities available for sale at March 31, 2008 and September 30, 2007 are as follows:

	March 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage Backed Securities	$ 275,576	$ 192	$ (2,970)	$ 272,798
Non-Agency Collateralized Mortgage Obligations	441,029	-	(58,983)	382,046

Total RJBank Available for Sale Securities	716,605	192	(61,953)	654,844

Other Securities	3	17	-	20

Total Available for Sale Securities	$ 716,608	$ 209	$ (61,953)	$ 654,864

	September 30, 2007
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage Backed Securities	$ 189,816	$ 283	$ (404)	$ 189,695
Non-Agency Collateralized Mortgage Obligations	382,980	239	(3,003)	380,216

Total RJBank Available for Sale Securities	572,796	522	(3,407)	569,911

Other Securities	3	38	-	41

Total Available for Sale Securities	$ 572,799	$ 560	$ (3,407)	$ 569,952

Based on the Company’s evaluation of the performance and underlying characteristics of the securities including the low levels of current and estimated credit losses relative to the level of credit enhancement, and the consideration of its intent and ability to hold the securities for a period of time sufficient to allow for the anticipated recovery in the market value of the securities, these investments are not considered “other-than-temporarily” impaired.

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

	March 31,		September 30,
	2008		2007
	Balance	%	Balance	%
	($ in 000’s)

Commercial Loans (1)	$ 766,053	12%	$ 343,783	7%
Real Estate Construction Loans	247,658	4%	123,664	3%
Commercial Real Estate Loans (2)	2,993,480	48%	2,317,840	49%
Residential Mortgage Loans	2,260,337	36%	1,934,645	41%
Consumer Loans	8,492	-	4,541	-

Total Loans	6,276,020	100%	4,724,473	100%

Net Unearned Income and Deferred Expenses (3)	(29,935)		(13,242)
Allowance for Loan Losses	(70,219)		(47,022)

	(100,154)		(60,264)

Loans, Net	$ 6,175,866		$ 4,664,209

(1) Loans not secured by real estate.
(2) Loans wholly or partially secured by real estate.
(3) Includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At March 31, 2008 and September 30, 2007, $55 million in Federal Home Loan Bank (“FHLB”) advances were secured by a blanket lien on RJBank's residential mortgage loan portfolio.

At March 31, 2008 and September 30, 2007, RJBank had $1.8 million and $5.1 million in loans available for sale, respectively. RJBank's gain from the sale of originated loans available for sale was $135,000 and $119,000 for the three months ended March 31, 2008 and 2007, respectively. RJBank's gain from the sale of originated loans available for sale was $232,000 and $190,000 for the six months ended March 31, 2008 and 2007, respectively.

Certain officers, directors, and affiliates, and their related entities were indebted to RJBank for $972,000 and $999,000 at March 31, 2008 and September 30, 2007, respectively. All such loans were made in the ordinary course of business.

Loan interest and fee income for the three months ended March 31, 2008 and 2007 was $89.4 million and $45.8 million, respectively. Loan interest and fee income for the six months ended March 31, 2008 and 2007 was $173.6 million and $86.1 million, respectively.

The following table shows the contractual maturities of RJBank’s loan portfolio at March 31, 2008, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table:

	Due in
	1 Year or Less	1 Year – 5 Years	>5 Years	Total
	(in 000’s)

Commercial Loans (1)	$ 999	$ 331,016	$ 434,038	$ 766,053
Real Estate Construction Loans	37,185	200,006	10,467	247,658
Commercial Real Estate Loans (2)	171,010	1,976,001	846,469	2,993,480
Residential Mortgage Loans	1,348	4,269	2,254,720	2,260,337
Consumer Loans	5,342	3,074	76	8,492

Total Loans	$ 215,884	$ 2,514,366	$ 3,545,770	$ 6,276,020

(1) Loans not secured by real estate.
(2) Loans wholly or partially secured by real estate.

RJBank classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets:

	March 31,	September 30,
	2008	2007
	($ in 000’s)

Nonaccrual Loans	$ 9,375	$ 1,391
Accruing Loans Which are 90 Days or More
Past Due	3,839	2,674

Total Nonperforming Loans	13,214	4,065

Real Estate Owned and Other
Repossessed Assets, Net	1,785	1,653

Total Nonperforming Assets, Net	$ 14,999	$ 5,718

Total Nonperforming Assets as a % of
Total Loans, Net and Other Real Estate Owned, Net	0.24%	0.12%

The gross interest income related to non-performing loans, which would have been recorded had these loans been current in accordance with their original terms and had been outstanding throughout the period or since origination, and the interest income recognized on these loans for the three and six months ended March 31, 2008 were immaterial to the consolidated financial statements. As of March 31, 2008, there were two impaired loans totaling $4.7 million included in nonaccrual loans with reserves totaling $1.6 million established against these loans. To date, there have been no charge-offs related to these impaired loans. There were no troubled debt restructurings for any of the periods presented above.

Changes in the allowance for loan losses at RJBank were as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	($ in 000’s)

Allowance for Loan Losses,
Beginning of Period	$ 59,256	$ 22,911	$ 47,022	$ 18,694
Provision For Loan Losses	11,113	2,430	23,933	6,692
Charge-Offs:
Commercial Loans (1)	-	-	-	-
Real Estate Construction Loans	-	-	-	-
Commercial Real Estate Loans (2)	-	-	(372)	-
Residential Mortgage Loans	(216)	-	(430)	(45)
Consumer Loans	-	-	-	-

Total Charge-Offs	(216)	-	(802)	(45)

Recoveries	66	-	66	-

Net Charge-Offs	(150)	-	(736)	(45)

Allowance for Loan Losses,
End of Period	$ 70,219	$ 25,341	$ 70,219	$ 25,341

Annualized Net Charge-Offs to Average
Bank Loans, Net Outstanding	0.01%	0.00%	0.03%	0.00%

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

In addition to the allowance for loan losses, RJBank had reserves for unfunded lending commitments included in Trade and Other Payables of $7.4 million and $6.8 million at March 31, 2008 and September 30, 2007, respectively.

RJBank’s net interest income after provision for loan losses for the quarter ended March 31, 2008 and 2007 was $36.9 million and $15.0 million, respectively.  RJBank’s net interest income after provision for loan losses for the six months ended March 31, 2008 and 2007 was $59.3 million and $26.5 million, respectively.

RJBank originates and purchases portfolios of loans that may or may not include interest only loans that subject the borrower to payment increases over the life of the loan. RJBank does not originate or purchase residential loans that have terms that permit negative amortization features or are option adjustable rate mortgages. Loans with deeply discounted teaser rates are not originated or purchased.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only, payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At March 31, 2008 and September 30, 2007, these loans totaled $1.8 billion and $1.6 billion, respectively. These loans are underwritten based on a variety of factors including the borrower’s credit history, debt to income ratio, employment, the LTV ratio, and the borrower’s disposable income and cash reserves. In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors.

Management does not believe these loans represent any unusual concentrations of risk, as evidenced by low net charge-offs and past due loans. All of these loans are secured by mortgages on one-to-four family residential real estate and are diversified geographically. Interest-only loans are underwritten at the time of application based on the amortizing payment amount, and borrowers are required to meet stringent parameters regarding debt ratios, LTV levels, and credit score.

High LTV loans include all mortgage loans where the LTV is greater than or equal to 90% and the borrower has not provided other credit support or purchased private mortgage insurance (“PMI”). At March 30, 2008 and September 30, 2007, RJBank held $1.1 million and $0.7 million, respectively, of these loans. Under RJBank’s current policy, the maximum original combined LTV ratio for a new mortgage loan with no PMI or other security is 80%.

NOTE 6 - VARIABLE INTEREST ENTITIES (“VIEs”):

Under the provisions of FIN 46R the Company has determined that Raymond James Employee Investment Funds I and II (the “EIF Funds”), certain entities in which Raymond James Tax Credit Funds, Inc. (“RJTCF”) owns variable interests, various partnerships involving real estate, and a trust fund established for employee retention purposes are VIEs.  Of these, the Company has determined that the EIF Funds, certain tax credit fund partnerships/LLCs, and the trust fund should be consolidated in the financial statements as the Company is the primary beneficiary.

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $18.3 million at March 31, 2008. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. At March 31, 2008 that exposure is approximately $5.4 million.

        RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 51 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits. As of March 31, 2008, 48 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 1.0%.

RJTCF has concluded that it is the primary beneficiary in approximately one fifth of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $253 million at March 31, 2008. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at March 31, 2008, that exposure is approximately $4.5 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at March 31, 2008, that exposure is approximately $22.2 million.

The three remaining tax credit housing funds that have been determined not to be VIEs are wholly owned by RJTCF and are included in the Company’s consolidated financial statements. During March 31, 2008, only two of these funds had any material activity. These funds typically hold interests in certain tax credit limited partnerships for less than 90 days. These funds had assets of approximately $3.6 million at March 31, 2008.

As of March 31, 2008, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. The Company is not the primary beneficiary of these partnerships and accordingly the Company does not consolidate these partnerships. These partnerships have assets of approximately $11 million at March 31, 2008. The Company's exposure to loss is limited to its capital contributions. The carrying value of the Company's investment in these partnerships is not material at March 31, 2008.

One of the Company’s restricted stock plans is associated with a trust fund which was established through the Company’s wholly owned Canadian subsidiary. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. For financial statement purposes, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $14.2 million at March 31, 2008. None of those assets are specifically pledged as collateral for any obligations of the trust fund. The Company's exposure to loss is limited to its contributions to the trust fund and at March 31, 2008, that exposure is approximately $14.2 million.

NOTE 7 - BANK DEPOSITS:

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits at March 31, 2008 and September 30, 2007:

	March 31, 2008		September 30, 2007
		Weighted		Weighted
		Average		Average
	Balance	Rate (1)	Balance	Rate (1)
	($ in 000's)

Bank Deposits:
NOW Accounts	$ 4,531	0.56%	$ 4,493	1.57%
Demand Deposits (Non-Interest Bearing)	1,263	-	3,645	-
Savings and Money Market Accounts	7,462,526	1.96%	5,337,587	4.59%
Certificates of Deposit	243,975	4.50%	239,534	4.75%
Total Bank Deposits	$7,712,295	2.04%	$5,585,259	4.59%

(1) Weighted average rate calculation is based on the actual deposit balances at March 31, 2008 and September 30, 2007.

RJBank had deposits from RJF executive officers and directors of $147,000 and $234,000 at March 31, 2008 and September 30, 2007, respectively.

Scheduled maturities of certificates of deposit and brokered certificates of deposit at March 31, 2008 and September 30, 2007 were as follows:

	March 31, 2008		September 30, 2007
	Denominations		Denominations
	Greater than	Denominations	Greater than	Denominations
	or Equal	Less than	or Equal	Less than
	to $100,000	$100,000	to $100,000	$100,000
	(in 000's)

Three Months or Less	$ 16,923	$ 29,760	$ 14,386	$ 23,922
Over Three Through Six Months	9,754	26,687	10,949	28,980
Over Six Through Twelve Months	15,988	35,235	11,790	38,005
Over One Through Two Years	14,409	41,523	14,706	36,997
Over Two Through Three Years	6,475	18,003	7,978	22,345
Over Three Through Four Years	7,757	13,682	7,857	14,103
Over Four Years	1,888	5,891	1,802	5,714
Total	$ 73,194	$ 170,781	$ 69,468	$ 170,066

Interest expense on deposits is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(in 000's)

Certificates of Deposit	$ 2,847	$ 2,648	$ 5,663	$ 5,454
Money Market, Savings and
NOW Accounts	51,725	35,439	112,345	66,404
Total	$ 54,572	$ 38,087	$ 118,008	$ 71,858

NOTE 8 – LOANS PAYABLE:

Loans payable at March 31, 2008 and September 30, 2007 are presented below:

	March 31,	September 30,
	2008	2007
	(in 000's)
Short-Term Borrowings:
Borrowings on Lines of Credit (1)	$ 209,589	$ 2,685
Current Portion of Mortgage Notes Payable	3,037	2,731
Federal Home Loan Bank Advances (2)	5,000	5,000
Total Short-Term Borrowings	217,626	10,416

Long-Term Borrowings:
Mortgage Notes Payable (3)	60,799	62,224
Federal Home Loan Bank Advances (2)	50,000	50,000
Total Long-Term Borrowings	110,799	112,224

Total Loans Payable	$ 328,425	$ 122,640

(1)
The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At March 31, 2008, the aggregate domestic lines were $1.3 billion and CDN $40 million, respectively. The interest rates for these lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. For the three months ended March 31, 2008, interest rates on the lines of credit ranged from 2.63% to 5.56%. For the three months ended March 31, 2007, interest rates on the lines of credit ranged from 5.00% to 6.57%. Loans on the secured uncommitted lines of credit are collateralized by Company owned and/or client margin securities, as permitted by regulatory requirements. The Company maintains a $600 million uncommitted tri-party repurchase agreement line of credit. Under this agreement, the Company pledges certain of its trading inventory as collateral against borrowings on this line. The required market value of the collateral ranges from 102% to 105% of the cash borrowed. The interest rate is set daily based on market conditions for Fed funds. The lender is under no obligation to lend to the Company under this tri-party line at any given time. Under this agreement, there were secured short-term borrowings of $90 million outstanding at March 31, 2008 which are included in Securities Sold Under Agreements to Repurchase. This loan was collateralized by Company owned securities with a market value of $94 million at March 31, 2008. The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee. During the quarter ended March 31, 2008, the Company drew down the entire amount of the committed line of credit.

In addition, the Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: three in Turkey totaling $18 million and one in Argentina for $9 million. At  March 31, 2008, there were outstanding balances on the settlement lines of $5.4 million and $1.2 million in Argentina and Turkey, respectively. At March 31, 2008 the aggregate unsecured settlement lines of credit available were $96.8 million, and there were outstanding balances of $3.0 million on these lines. The interest rates for these lines of credit ranged from 9% to 18%.

(2)
RJBank had $55 million in FHLB advances outstanding at March 31, 2008, which were comprised of one short-term, fixed rate advance and several long-term, fixed rate advances. The weighted average interest rate on these fixed rate advances at March 31, 2008 was 5.23%. The outstanding FHLB advances mature between May 2008 and February 2011. The maximum amount of FHLB advances outstanding at any month-end during the three months ended March 31, 2008 and 2007 was $55 million and $60 million, respectively. The average amounts of FHLB advances outstanding and the weighted average interest rate thereon for the three months ended March 31, 2008 and 2007 were $55.4 million at a rate of 5.28% and $56.6 million at a rate of 5.19%, respectively. These advances are secured by a blanket lien on RJBank's residential loan portfolio granted to FHLB. The FHLB has the right to convert advances totaling $35 million at March 31, 2008 to a floating rate at one or more future dates. RJBank has the right to prepay these advances without penalty if the FHLB exercises its right.

(3)
Mortgage notes payable evidences a mortgage loan for the financing of the Company's home office complex. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $69.2 million at March 31, 2008.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into interest rate swaps and futures contracts as part of its fixed income business to facilitate customer transactions and to hedge a portion of the Company’s trading inventory. These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the statement of income for the period. Any collateral exchanged as part of the swap agreement is recorded in Broker Receivables and Payables in the statement of financial condition for the period. At March 31, 2008 and September 30, 2007, the Company had outstanding interest rate derivative contracts with notional amounts of $3.9 billion and $3.5 billion, respectively. The notional amount of a derivative contract does not change hands; it is simply used as a reference to calculate payments. Accordingly, the notional amount of the Company’s derivative contracts outstanding at March 31, 2008 greatly exceeds the possible losses that could arise from such transactions. The net market value of all open swap positions at March 31, 2008 and September 30, 2007 was $7.4 million and $22.2 million, respectively.

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

The total amount of gross unrecognized tax benefits as of the date of adoption was approximately $8.6 million. Of this total, approximately $6.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. At March 31, 2008 our liability for unrecognized tax benefits decreased to $5.4 million and the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income from continuing operations decreased to $3.9 million. Approximately $2.8 million of the decrease in unrecognized tax benefits was the result of the conclusion of various state tax audits.

The Company recognizes the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. Interest and penalties accrued as of the beginning of the year was $1.6 million. During the six months ended March 31, 2008, accrued interest expense related to unrecognized tax benefits increased by a net $125,000. During the six months ended March 31, 2008, there was no penalty expense related to unrecognized tax benefits. Interest and penalties accrued as of March 31, 2008 was $1.7 million.

The Company’s tax liability does not include any accrual for potential taxes, interest or penalties related to tax assessments of the Company’s Turkish joint venture. The Company has fully reserved for its equity interest in this joint venture (see Note 11 below for additional information).

The Company files income tax returns in the U. S. federal jurisdiction and various states, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to 2007 for federal tax returns, 2004 for state and local tax returns and 2000 for foreign tax returns. During the second quarter, the Company settled the Limited Issue Focused Examinations by the Internal Revenue Service for fiscal years 2005 and 2006. As a result, the Company paid $163,000 that was previously provided for under FIN 48 as an unrecognized tax benefit. The fiscal year 2007 and 2008 federal income tax returns are being examined under the IRS Compliance Assurance Program. This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The 2007 IRS audit and state audits in process are expected to be completed in 2008. It is anticipated that the unrecognized tax benefits may be reduced by an estimated $0.5 million over the next 12 months.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental").  The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation.  In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment.  The value of this leveraged lease with Continental was approximately $9.6 million as of March 31, 2008.  The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years was originally projected to be 15% of the original cost and has not been adjusted since inception. This lease expires in May 2014.

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

RJBank had $55 million in FHLB advances outstanding at March 31, 2008, which were comprised of one short-term, fixed rate advance and several long-term, fixed rate advances. RJBank had $1.7 billion in credit available from the FHLB at March 31, 2008. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more information.

At March 31, 2008 and September 30, 2007, no securities other than FHLB stock were pledged by RJBank as collateral with the FHLB for advances. In addition to the FHLB stock pledged as collateral for advances, RJBank provided the FHLB with a blanket lien against RJBank's entire portfolio of residential mortgage loans.

As of March 31, 2008, RJBank had entered into overnight reverse repurchase agreements totaling $1.02 billion with three counterparties, with individual exposures of $420 million, $400 million and $200 million. Although RJBank is exposed to risk that these counterparties may not fulfill their contractual obligations, the Company believes the risk of default is minimal due to the creditworthiness of these counterparties, collateral received and the short duration of these agreements.

As of September 30, 2007, RJBank had not settled purchases of $300.6 million in syndicated loans (included in Bank Loans, Net) due to the sellers’ delays in finalizing settlement, all of which had settled prior to March 31, 2008. As of March, 31, 2008, RJBank had not settled the purchases of $48.0 million in syndicated loans. These loans are expected to be settled during the three months ended June 30, 2008.

See Note 15 of the Notes to Condensed Consolidated Financial Statements with respect to RJBank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract expires in 2016 and has a 4% annual escalation clause. Expenses of $796,000 and $765,000 were recognized in the three months ended March 31, 2008 and 2007, respectively. Expenses of $1,561,000 and $1,501,000 were recognized in the six months ended March 31, 2008 and 2007, respectively

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments of Raymond James & Associates (“RJA”) that were open at March 31, 2008 and were subsequently settled had no material effect on the consolidated financial statements as of that date. Transactions relating to such commitments of Raymond James Ltd. (“RJ Ltd.”) that were recorded and open at March 31, 2008 were approximately CDN $33.5 million.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At March 31, 2008, the Company had client margin securities valued at $116.9 million pledged with a clearing organization to meet the point in time requirement of $67.4 million. At September 30, 2007, the Company had client margin securities valued at $135.7 million pledged with a clearing organization to meet the point in time requirement of $67.5 million.

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

The Company has committed a total of $56.5 million, in amounts ranging from $200,000 to $5 million, to 43 different independent venture capital or private equity partnerships. As of March 31, 2008, the Company has invested $33.8 million of that amount and has received $29 million in distributions. Additionally, the Company controls the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $13 million and has received $9 million in distributions as of March 31, 2008. The Company is not the controlling general partner in another internally sponsored private equity limited partnership to which it has committed $30 million. As of March 31, 2008, the Company has invested $2.3 million of that amount and has not received any distributions.

The Company is the general partner in the EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At March 31, 2008, the funds have unfunded commitments of $2.6 million.

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

At March 31, 2008, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of Collateral (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 1,359,120
Securities Received in Securities Borrowed Vs. Cash Transactions	742,606
Collateral Received for Margin Loans	1,476,415
Total	$ 3,578,141

During the quarter certain collateral was repledged. At March 31, 2008, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of Collateral and Trading Securities (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 183,432
Securities Received in Securities Borrowed Vs. Cash Transactions	680,833
Collateral Received for Margin Loans	116,909
Total	$ 981,174

        The Company and its subsidiaries maintain one committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars. At March 31, 2008, the aggregate domestic lines were $1.3 billion and CDN $40 million. The interest rates for these lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more information.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: three in Turkey totaling $18 million and one in Argentina for $9 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more information. The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At March 31, 2008, there were no outstanding performance guarantees in Argentina or Turkey.

The Company guarantees the existing mortgage debt of RJA of approximately $63.8 million. The Company guarantees interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At March 31, 2008, cash funded to invest in either loans or investments in project partnerships was $36.5 million. In addition, at March 31, 2008, RJTCF is committed to additional future fundings of $18.3 million related to project partnerships that have not yet been sold to various tax credit funds. The Company and RJTCF also issue certain guarantees to various third parties related to project partnerships, interests in which have been or are expected to be sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $15.7 million as of March 31, 2008.

The Company was required to enter into two agreements, both with Raymond James Trust, National Association and one with the Office of the Controller of the Currency (“OCC”), as a condition to the conversion of Raymond James Trust Company, now known as Raymond James Trust, National Association, (‘RJT”) from a state to a federally chartered institution. The conversion was effective January 1, 2008. Under those agreements, the Company is obligated to provide RJT with sufficient capital in a form acceptable to the OCC to meet and maintain the capital and liquidity requirements commensurate with RJT’s risk profile for its conversion and any subsequent requirements of the OCC. The conversion expands RJT’s market nationwide, while substituting federal for multiple state regulatory oversight. RJT’s federal charter limits it to fiduciary activities. Thus, capital requirements are not expected to be significant. Based on current projections, RJT’s existing capital is expected to be sufficient for the foreseeable future.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. RJY is vigorously contesting most aspects of this assessment and has sought reconsideration of the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has recorded a provision for loss in its consolidated financial statements for its net equity interest in this joint venture. As of March 31, 2008, RJY had total capital of approximately $11.1 million, of which the Company owns approximately 50%.

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

NOTE 12 - CAPITAL TRANSACTIONS:

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended March 31, 2008:

	Number of	Average
Period	Shares Purchased (1)	Price Per Share

January 1, 2008 – January 31, 2008	34,289	$28.70
February 1, 2008 – February 29, 2008	972,214	24.07
March 1, 2008 – March 31, 2008	1,666,245	21.69
Total	2,672,748	$22.64

(1)
The Company does not have a formal stock repurchase plan. On May 20, 2004, the Board of Directors authorized $75 million for repurchases pursuant to prior authorization from the Board of Directors. During March 2008, the Company exhausted this authorization. On March 11, 2008, the Board of Directors authorized an additional $75 million for repurchases at the discretion of the Board’s Share Repurchase Committee. Since May 2004, 3,355,564 shares have been repurchased for a total of $77.4 million, leaving $72.6 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. Accordingly, the Company purchased 2,634,833 shares in open market transactions during the quarter ended March 31, 2008. During the three and six months ended March 31, 2008, 32,963 and 241,614 shares, respectively, were purchased for the trust fund that was established and funded to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Company’s wholly owned Canadian subsidiary (see Note 17 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 for more information on this trust fund). The Company also purchased 4,952 shares that were surrendered by employees as payment for option exercises during the three months ended March 31, 2008.

NOTE 13 – SHARE-BASED COMPENSATION:

The Company applies the provisions of SFAS No. 123R, “Share-Based Payment”, to account for share-based awards made to employees and directors. This pronouncement requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors to be based on estimated fair values.  The Company’s share-based employee and outside director compensation plans are described more fully in Note 17 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007. The Company’s net income for the three and six months ended March 31, 2008 includes $8.3 million and $18.6 million, respectively, of compensation costs and $2.6 million and $5.7 million, respectively of income tax benefits related to the Company’s share-based awards to employees and members of its Board of Directors. The Company’s net income for the three and six months ended March 31, 2007 includes $5.8 million and $13.6 million, respectively, of compensation costs and $1.8 million and $3.9 million, respectively of income tax benefits related to the Company’s share-based awards to employees and members of its Board of Directors.

During the three months ended March 31, 2008, the Company granted 21,600 stock options, 109,328 shares of restricted stock and 34,188 restricted stock units to employees under its share-based employee compensation plans. During the three and six months ended March 31, 2008, 17,500 stock options were granted to outside directors. During the six months ended March 31, 2008, the Company granted 1,488,050 stock options, 921,024 shares of restricted stock and 240,483 restricted stock units to employees under its share-based employee compensation plans. Restricted stock grants under the 2007 Stock Bonus Plan and the 2005 Restricted Stock Plan are limited to 750,000 and 1,200,000 shares, respectively, per fiscal year.

The weighted-average grant-date fair value of stock options granted to employees and directors during the three and six months ended March 31, 2008 was $6.28 and $8.24 per share, respectively. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $16.9 million as of March 31, 2008, and will be recognized as expense over a weighted-average period of approximately 3.2 years.

The weighted-average grant-date fair value of restricted stock granted to employees during the three and six months ended March 31, 2008 was $24.28 and $31.26 per share, respectively. Pre-tax unrecognized compensation expense for unvested restricted stock granted to employees, net of estimated forfeitures, was $63.8 million as of March 31, 2008, and will be recognized as expense over a weighted-average period of approximately 3 years.

The weighted-average grant-date fair value of restricted stock units granted to employees during the three and six months ended March 31, 2008 was $29.39 and $30.29 per share, respectively.  Pre-tax unrecognized compensation expense for unvested restricted stock units granted to employees, net of estimated forfeitures, was $7.6 million as of March 31, 2008, and will be recognized as expense over a weighted-average period of approximately 1.9 years.

Under one of its non-qualified fixed stock option plans, the Company may grant stock options to its independent contractor Financial Advisors.  In addition, the Company may grant restricted stock units or restricted shares of common stock to its independent contractor Financial Advisors under one of its restricted stock plans.  The Company accounts for share-based awards to its independent contractor Financial Advisors in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 for more information). Due to the decline in the value of the Company’s common stock during the quarter ended March 31, 2008, the Company’s net income for the three and six months ended March 31, 2008 includes $6.2 million and $4.7 million, respectively, of reductions in compensation expense and $2.4 million and $1.8 million, respectively, of reductions in income tax benefits related to the Company’s share-based awards to its independent contractor Financial Advisors. The Company’s net income for the three and six months ended March 31, 2007 includes $0.5 million and $2.9 million, respectively, of compensation costs and $0.2 million and $1.1 million, respectively, of income tax benefits related to the Company’s share-based awards to its independent contractor Financial Advisors.

During the three months ended March 31, 2008, the Company granted 25,847 shares of restricted stock to its independent contractor Financial Advisors. During the six months ended March 31, 2008, the Company granted 48,000 stock options and 45,319 shares of restricted stock to its independent contractor Financial Advisors.

As of March 31, 2008, there was $2.4 million of total unrecognized pre-tax compensation cost related to unvested stock options granted to its independent contractor Financial Advisors based on an estimated weighted-average fair value of $5.57 per share at that date.  These costs are expected to be recognized over a weighted average period of approximately 3.1 years.

As of March 31, 2008, there was $1.9 million of total unrecognized pre-tax compensation cost related to unvested restricted stock granted to its independent contractor Financial Advisors based on an estimated fair value of $23.45 per share at that date. These costs are expected to be recognized over a weighted average period of approximately 4 years.

NOTE 14 - REGULATIONS AND CAPITAL REQUIREMENTS:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the Financial Industry Regulatory Authority (“FINRA”), is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, Raymond James Financial Services, Inc. (“RJFS”) and Heritage Fund Distributors, Inc. (“HFD”) have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at March 31, 2008 and September 30, 2007 was as follows:

	March 31,	September 30,
	2008	2007
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	23.85%	21.94%
Net Capital	$ 350,331	$ 332,873
Less: Required Net Capital	(29,373)	(30,344)
Excess Net Capital	$ 320,958	$ 302,529

At March 31, 2008 and September 30, 2007, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at March 31, 2008 and September 30, 2007 was as follows:

	March 31,	September 30,
	2008	2007
	(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$ 58,832	$ 70,583
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 58,582	$ 70,333

At March 31, 2008 and September 30, 2007, HFD had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of HFD at March 31, 2008 and September 30, 2007 was as follows:

	March 31,	September 30,
	2008	2007
	(in 000’s)
Heritage Fund Distributors, Inc.
(Alternative Method Elected)
Net Capital	$ 3,028	$ 6,039
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 2,778	$ 5,789

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IDA. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 at March 31, 2008 or September 30, 2007.

The Risk Adjusted Capital of RJ Ltd. was CDN $33,104,703 and CDN $47,724,293 at March 31, 2008 and September 30, 2007, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of March 31, 2008, RJBank meets all capital adequacy requirements to which it is subject.

As of March 31, 2008, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJBank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of March 31, 2008:
Total Capital (to
Risk-Weighted Assets)	$ 596,227	10.3%	$ 463,067	8.0%	$ 578,834	10.0%
Tier I Capital (to
Risk-Weighted Assets)	523,873	9.1%	231,534	4.0%	347,300	6.0%
Tier I Capital (to
Adjusted Assets)	523,873	6.3%	335,024	4.0%	418,780	5.0%

As of September 30, 2007:
Total Capital (to
Risk-Weighted Assets)	$ 420,704	10.1%	$ 332,832	8.0%	$ 416,040	10.0%
Tier I Capital (to
Risk-Weighted Assets)	368,699	8.9%	166,416	4.0%	249,624	6.0%
Tier I Capital (to
Adjusted Assets)	368,699	5.8%	253,048	4.0%	316,309	5.0%

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

RJBank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at March 31, 2008 and September 30, 2007, is as follows:

	March 31,	September 30,
	2008	2007
	(in 000's)

Standby Letters of Credit	$ 185,668	$ 100,397
Open End Consumer Lines of Credit	33,989	27,871
Commercial Lines of Credit	1,351,174	1,218,690
Unfunded Loan Commitments - Variable Rate (1)	884,696	397,752
Unfunded Loan Commitments - Fixed Rate	11,712	12,831

(1)	Includes commitments to purchase pools of whole first mortgage loans.

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

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of March 31, 2008, $185.7 million of such letters of credit were outstanding. Of the letters of credit outstanding, $183.9 million are underwritten as part of a larger corporate credit relationship. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the debtor under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the maximum potential future amount of any payments of amounts drawn down under the existing letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, RJBank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

See Note 20 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 for more information regarding the Company’s financial instruments with off-balance sheet risk.

NOTE 16 – EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(in 000’s, except per share amounts)

Net Income	$ 59,790	$ 59,715	$ 116,032	$ 119,110

Weighted Average Common Shares
Outstanding During the Period	117,312	115,702	117,078	115,015

Dilutive Effect of Stock Options and Awards (1)	2,208	2,985	2,739	3,243

Weighted Average Diluted Common
Shares (1)	119,520	118,687	119,817	118,258

Net Income per Share – Basic	$ 0.51	$ 0.52	$ 0.99	$ 1.04

Net Income per Share - Diluted (1)	$ 0.50	$ 0.50	$ 0.97	$ 1.00

Securities Excluded from Weighted Average
Diluted Common Shares Because Their Effect
Would Be Antidilutive	4,163	570	2,575	387

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

The Proprietary Capital segment consists of the Company’s principal capital and private equity activities including: various direct and third party private equity and merchant banking investments (including Raymond James Capital, Inc. a captive merchant banking business), short-term special situation mezzanine and bridge investments, the EIF Funds, and three private equity funds sponsored by the Company: Raymond James Capital Partners, L.P., Ballast Point Ventures, L.P., and Ballast Point Ventures II, L.P.

The Other segment includes certain corporate activities of the Company.

Information concerning operations in these segments of business is as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(in 000’s)
Revenues:
Private Client Group	$ 497,989	$ 473,216	$ 1,016,028	$ 922,349
Capital Markets	124,202	106,671	238,962	227,125
Asset Management	59,016	57,912	122,197	115,558
RJBank	105,134	56,377	207,723	106,779
Emerging Markets	9,988	16,653	22,646	28,450
Stock Loan/Borrow	8,411	14,652	22,287	29,711
Proprietary Capital	1,212	6,820	2,341	5,202
Other	1,182	5,970	4,141	12,726
Total Revenues	$ 807,134	$ 738,271	$ 1,636,325	$ 1,447,900

Income Before Provision for Income Taxes:
Private Client Group	$ 52,098	$ 51,359	$ 106,824	$ 105,369
Capital Markets	7,477	10,737	13,840	27,451
Asset Management	14,170	15,092	31,685	30,040
RJBank	25,891	9,794	40,665	16,233
Emerging Markets	276	3,669	(1,270)	4,605
Stock Loan/Borrow	1,291	1,378	2,934	1,574
Proprietary Capital	(592)	1,612	(1,231)	217
Other	(2,793)	(686)	(4,872)	1,232
Pre-Tax Income	$ 97,818	$ 92,955	$ 188,575	$ 186,721

Net Interest Income (Expense):
Private Client Group	$ 20,815	$ 30,051	$ 48,691	$ 61,019
Capital Markets	736	(1,816)	410	(4,044)
Asset Management	259	306	783	662
RJBank	47,983	17,385	83,187	33,214
Emerging Markets	806	703	1,710	1,411
Stock Loan/Borrow	2,118	2,076	4,689	4,152
Proprietary Capital	284	541	1,008	626
Other	2,866	3,014	4,975	7,715
Net Interest Income	$ 75,867	$ 52,260	$ 145,453	$ 104,755

The following table presents the Company's total assets on a segment basis:

	March 31,	September 30,
	2008	2007
	(in 000’s)
Total Assets:
Private Client Group *	$ 7,203,506	$ 6,608,059
Capital Markets **	1,378,435	1,533,273
Asset Management	69,353	95,894
RJBank	8,299,105	6,312,966
Emerging Markets	92,185	104,238
Stock Loan/Borrow	753,350	1,302,937
Proprietary Capital	148,324	115,062
Other	137,611	181,739
Total	$ 18,081,869	$ 16,254,168

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

The Company has operations in the U.S., Canada, Europe and joint ventures in Turkey and Latin America. Substantially all long-lived assets are located in the U.S. Revenues, classified by the major geographic areas in which they are earned, were as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(in 000’s)
Revenues:
United States	$ 717,013	$ 655,033	$ 1,447,924	$ 1,284,555
Canada	65,409	57,709	134,027	114,100
Europe	15,372	10,066	32,604	22,657
Other	9,340	15,463	21,770	26,588
Total	$ 807,134	$ 738,271	$ 1,636,325	$ 1,447,900

The Company has $10.0 million invested, net of a $5.5 million reserve for its Turkish joint venture interest, in emerging market joint ventures, which carry greater risk than amounts invested in developed markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business and Total Company Overview

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Company. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, the Company’s financial statements, and accompanying notes to the financial statements.

The Company’s overall results continue to be highly correlated to the activity levels in the U.S. equity markets.  Active securities markets, a steep, positively sloping yield curve and upward movements in equity indices have a positive impact, while volatile interest rates and disruption in credit markets have a negative impact on brokerage results. As Raymond James Bank (“RJBank”) continues to grow and a greater percentage of the firm’s revenues come from asset-based fees and interest earnings, results have become somewhat more insulated from these market influences. The Company is currently operating in a challenging environment: indications of a possible recession and industry issues related to auction rate securities and liquidity are negatively impacting activity levels, declining interest rates are having a negative impact on near term spreads, and the current equity market conditions have severely dampened investment banking activity. However, positive Financial Advisor recruiting results (especially in the employee subsidiary), increased institutional commissions and loan growth at RJBank had a positive impact on results and should position the Company well for future periods.

Segments

The Company currently operates through the following eight business segments: Private Client Group; Capital Markets; Asset Management; Raymond James Bank; Emerging Markets; Stock Loan/Borrow, Proprietary Capital and certain corporate activities in the Other segment.

The following table presents the gross revenues and pre-tax earnings of the Company on a segment basis for the periods indicated:

	Three Months Ended
	March 31,	March 31,	Percentage
	2008	2007	Change
	(in 000’s)
Total Company
Revenues	$ 807,134	$ 738,271	9%
Pre-tax Earnings	$ 97,818	$ 92,955	5%

Private Client Group
Revenues	497,989	473,216	5%
Pre-tax Earnings	52,098	51,359	1%

Capital Markets
Revenues	124,202	106,671	16%
Pre-tax Earnings	7,477	10,737	(30%)

Asset Management
Revenues	59,016	57,912	2%
Pre-tax Earnings	14,170	15,092	(6%)

Raymond James Bank
Revenues	105,134	56,377	86%
Pre-tax Earnings	25,891	9,794	164%

Emerging Markets
Revenues	9,988	16,653	(40%)
Pre-tax Earnings	276	3,669	(92%)

Stock Loan/Borrow
Revenues	8,411	14,652	(43%)
Pre-tax Earnings	1,291	1,378	(6%)

Proprietary Capital
Revenues	1,212	6,820	(82%)
Pre-tax (Loss) Earnings	(592)	1,612	(137%)

Other
Revenues	1,182	5,970	(80%)
Pre-tax (Loss)	(2,793)	(686)	(307%)

Results of Operations – Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Total Company

Total Company net revenues increased 11% to $691.7 million from $625.7 million in the prior year. Revenues increased in each line item except Investment Banking, Net Trading Profits and Other. Despite a 45% increase in net interest earnings, net income was flat versus the prior year quarter. The prior year results included a more active investment banking environment, positive trading results and gains on the sale of the Company’s investment in its interest in its joint venture in India and the Delta leveraged lease and a gain on a proprietary capital investment in Other Income. Primarily as a result of the current year unrealized loss on the Company’s Corporate Owned Life Insurance investment, in contrast to the gain in the prior year, the Company’s effective tax rate for the quarter is 3% higher than it was for the same quarter in the prior year. It is currently anticipated that the annual tax rate will be 2% higher than the prior year. Diluted net income was $0.50 per share, the same as the prior year quarter.

Net Interest Analysis

The following table presents average balance data and interest income and expense data for the Company, as well as the related net interest income. The respective average rates are presented on an annualized basis.

	Three Months Ended
	March 31,			March 31,
	2008			2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$1,519,189	$ 21,627	5.69%	$1,368,937	$ 26,252	7.67%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	4,710,500	37,684	3.20%	3,680,379	48,581	5.28%
Interest-Earning Assets
of RJBank (1)	7,468,400	104,190	5.58%	3,660,966	56,206	6.14%
Stock Borrow		8,411			14,652
Interest-Earning Assets
of Variable Interest Entities		199			297
Other		19,203			18,824

Total Interest Income		191,314			164,812

Interest-Bearing Liabilities:
Client Interest Program	$5,873,238	42,530	2.90%	$4,571,353	50,152	4.39%
Interest-Bearing Liabilities
of RJBank (1)	7,017,969	56,207	3.20%	3,394,609	38,821	4.57%
Stock Loan		6,293			12,576
Interest-Bearing Liabilities of
Variable Interest Entities		1,595			1,909
Other		8,822			9,094

Total Interest Expense		115,447			112,552

Net Interest Income		$ 75,867			$ 52,260

(1)	See Raymond James Bank section in Item 2 of Part I for details.

Net interest at RJBank increased $30.6 million versus the same quarter prior year and represented 63% of the Company’s net interest earnings. Average interest earning assets increased $3.8 billion, or 104%, versus the same quarter prior year. Deposit growth continued at a strong pace and RJBank took advantage of quality loans available for purchase at attractive prices. The deployment of deposits from overnight investments into loan balances has increased the spreads earned at RJBank.

Average customer margin balances have increased $150 million, or 11%, versus the same quarter prior year. Similar to the $1.3 billion, or 28%, increase in customer cash balances held in the Client Interest Program, assets segregated pursuant to regulations have also increased 28%, or $1 billion. Interest rate cuts resulted in temporarily lower spreads on customer balances and assets segregated pursuant to regulations, having a negative impact on net interest earnings for the quarter.

Private Client Group

The Private Client Group (“PCG”) segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom.  The Private Client Group Financial Advisors provide securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments, annuities and insurance products.  This segment accounts for 62% of the Company's revenues for the three months ended March 31, 2008.  It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances.  The Company primarily charges for the services provided to its Private Client Group clients based on commission schedules or through asset based advisory fees.

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

			March 31,	March 31,
		Independent	2008	2007
	Employee	Contractors	Total	Total
Private Client Group - Financial Advisors:
RJA	1,138	-	1,138	1,045
RJFS	-	3,090	3,090	3,130
RJ Ltd.	190	155	345	323
RJIS	-	87	87	70
Total Financial Advisors	1,328	3,332	4,660	4,568

The Private Client Segment continues to be positively impacted by the successful recruiting of employee Financial Advisors and increased productivity. The 9% increase in PCG commissions accounted for 47% of the increase in the Company’s commission revenue. RJA added a net 93 Financial Advisors versus March of the prior year, as the Company continues to benefit from brokerage industry unrest. Average annual production per RJA Financial Advisor increased 15% from $454,000 to $522,000 and average annual production per RJFS Financial Advisor also increased 15% from $290,000 to $333,000 over the same quarter prior year. RJ Ltd. added 22 Financial Advisors versus the prior March and their average annual production increased 8%. Total Company financial service fee revenue increased 4% as a result of the continued growth in client assets and number of client accounts.

The pre-tax segment results increased 1% versus the prior year on a 7% increase in net revenues. The segment results were impacted by a $9 million decline in net interest income from the prior year primarily due to the lowering of interest rates which compressed net interest earnings despite higher client balances. In addition, the business margins continue to be negatively impacted by the expenses associated with successful recruiting, including commission concessions, the expense associated with the amortization of advances, account transfer fees, new branch expenses and additional support staff.

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; financial advisory services including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions. The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions accounted for 73% of the segment’s revenues and are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the Company is involved. This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Capital Market’s quarterly results declined approximately $3 million, or 30%, from the comparable prior year quarter. Volatile market conditions led to a $34 million, or 60%, increase in commissions, with fixed income commissions up 150% over the prior year quarter. Investment banking revenues were down nearly $10 million, or 27%. While domestic underwriting activity is down considerably from prior year, RJ Ltd. completed the largest deal in its history, boosting RJ Ltd’s Capital Market’s results for the quarter. Trading losses were nearly $7 million as domestic equity trading continued to incur trading losses facilitating customer trades ($2 million), RJ Ltd. also incurred facilitation losses of $2 million and domestic fixed income generated a $2 million loss for the quarter. In the prior year quarter, the Company had trading profits of $3 million. Given the recent retraction in the market for low-income housing tax credit investments, RJTCF anticipates a decrease in its profitability for fiscal year 2008 as compared to the prior fiscal year.

	Three Months Ended
	March 31,	March 31,
	2008	2007
Number of managed/co-managed public equity offerings:
United States	10	20
Canada	5	5

Total dollars raised (in 000's):
United States	$ 3,615,000	$4,984,000
Canada (in U.S. dollars)	$ 232,000	$ 185,000

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

The following table presents the assets under management as of the dates indicated:

	March 31,	December 31,	September 30,	March 31,
	2008	2007	2007	2007
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$ 13,038,733	$ 14,224,337	$ 14,527,304	$ 13,289,695
Heritage Family of Mutual Funds	9,776,781	9,746,392	9,481,275	8,884,563
Raymond James Consulting Services	8,638,306	9,424,142	9,638,691	8,810,559
Eagle Boston Investment Management, Inc.	633,820	740,069	622,860	755,685
Freedom Accounts	8,173,769	8,388,208	8,144,920	6,728,802
Total Assets Under Management	$ 40,261,409	$ 42,523,148	$ 42,415,050	$ 38,469,304

Less: Assets Managed for Affiliated Entities	(4,878,202)	(5,249,550)	(5,305,506)	(4,575,138)

Total Third Party Assets
Under Management	$ 35,383,207	$ 37,273,598	$ 37,109,544	$ 33,894,166

Total Company investment advisory fees increased 5% versus the prior year quarter, resulting primarily from the $1.5 billion, or 4.4% increase in assets under management. The increase in assets under management was driven primarily by net sales, one of the impacts of positive PCG recruiting results. The increased balances are predominantly in Heritage money market, Eagle retail and Freedom accounts. Expenses for the segment increased 5% versus the prior year quarter. Pre-tax margins remained near 25%.

Raymond James Bank

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

Gross revenues increased 86% and pre-tax profits at RJBank more than doubled compared to the same quarter in the prior year. Interest revenue at RJBank increased $48 million with the loan balances more than doubling from $3.0 billion to $6.2 billion and total assets increasing from $5.1 billion to $8.3 billion. Interest expense increased 45% with deposits increasing 64% from $4.7 billion to $7.7 billion. The growth in loan balances at RJBank gave rise to an attendant increase in loan loss provisions; the provision for loan loss was $11.1 million compared to $2.4 million in the prior year quarter. Actual loan charge-offs continue to be minimal. RJBank has no exposure to subprime loans.

The following table presents average balance data and interest income and expense data for the Company's banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated.  The respective average rates are presented on an annualized basis.

	Three Months Ended

	March 31, 2008			March 31, 2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned
Income (1)	$ 6,000,555	$ 89,357	5.96%	$ 2,877,849	$ 45,768	6.36%
Reverse Repurchase
Agreements	683,242	5,383	3.15%	330,667	4,348	5.26%
Agency Mortgage backed
Securities	195,326	1,928	3.95%	215,829	2,978	5.52%
Non-agency Collateralized
Mortgage Obligations	412,999	6,067	5.88%	145,576	1,996	5.48%
Money Market Funds, Cash and
Cash Equivalents	166,796	1,321	3.17%	85,350	1,033	4.84%
FHLB Stock and Other	9,482	134	5.65%	5,695	83	5.83%
Total Interest-Earning
Banking Assets	7,468,400	104,190	5.58%	3,660,966	56,206	6.14%
Non-Interest-Earning Banking Assets
and Allowance for Loan Losses	20,402			(5,387)

Total Banking Assets	$ 7,488,802			$3,655,579

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 249,043	$ 2,847	4.57%	$ 235,226	$ 2,648	4.50%
Money Market, Savings,
and NOW (2) Accounts	6,613,021	51,725	3.13%	3,102,828	35,439	4.57%
Loans purchased, not yet settled	100,470	903	3.60%	-	-	-
FHLB Advances	55,435	732	5.28%	56,555	734	5.19%

Total Interest-Bearing
Banking Liabilities	7,017,969	56,207	3.20%	3,394,609	38,821	4.57%

Non-Interest-Bearing
Banking Liabilities	21,452			17,851

Total Banking
Liabilities	7,039,421			3,412,460
Total Banking
Shareholder's
Equity	449,381			243,119

Total Banking
Liabilities and
Shareholder's
Equity	$ 7,488,802			$ 3,655,579

	Three Months Ended

	March 31, 2008			March 31, 2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Interest Income	$ 450,431	$ 47,983		$ 266,357	$ 17,385

Bank Net Interest:
Spread			2.38%			1.57%
Margin (Net Yield on
Interest- Earning
Bank Assets)			2.57%			1.90%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			106.42%			107.85%
Return On Average:
Total Banking Assets			0.84%			0.67%
Total Banking
Shareholder's Equity			13.96%			10.10%
Average Equity to
Average Total
Banking Assets			6.00%			6.65%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended March 31, 2008 and 2007 was $3.5 million and $1.2 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on RJBank's interest-earning assets and the interest incurred on its interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year's volume. Changes applicable to both volume and rate have been allocated proportionately.

	Three Months Ended March 31,
	2008 Compared to 2007
	Increase (Decrease) Due To
	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income	$ 49,663	$ (6,074)	$ 43,589
Reverse Repurchase Agreements	4,636	(3,601)	1,035
Agency Mortgage Backed Securities	(283)	(767)	(1,050)
Non-agency Collateralized Mortgage Obligations	3,667	404	4,071
Money Market Funds, Cash and Cash Equivalents	986	(698)	288
FHLB Stock and Other	55	(4)	51

Total Interest-Earning Banking Assets	$ 58,724	$ (10,740)	$ 47,984

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ 156	$ 43	$ 199
Money Market, Savings and
NOW Accounts	40,091	(23,805)	16,286
Loans purchased, not yet settled	903	-	903
FHLB Advances	(15)	13	(2)

Total Interest-Bearing Banking Liabilities	41,135	(23,749)	17,386

Change in Net Interest Income	$ 17,589	$ 13,009	$ 30,598

Emerging Markets

This segment includes the results of the Company’s joint ventures in Latin America and Turkey. Commission revenues declined $1 million, or 12%, versus the same quarter prior year. Investment banking fees declined $1.3 million and trading profits declined $2.0 million from the same quarter prior year as market conditions have been unfavorable. In addition, the prior year’s quarter included a $2.5 million gain on the Company’s sale of its ownership in its joint venture in India. As a result, revenues were 40% below the prior year quarter. The Company continues to record a reserve, included in other expense, for its portion of any profits in the Turkish joint venture (see Note 11 of the Notes to the Condensed Consolidated Financial Statements for further information).

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

Stock Loan net revenues are 2% higher than for the same quarter in the prior year.  This was the result of slightly higher average balances and a consistent interest rate spread. Pre-tax profits for the segment were down 6%.

Proprietary Capital

This segment consists of the Company’s principal capital and private equity activities including: various direct and third party private equity and merchant banking investments, short-term special situation mezzanine and bridge investments, Raymond James Employee Investment Funds I and II (the “EIF Funds”), and three private equity funds sponsored by the Company: Raymond James Capital Partners, L.P., a merchant banking limited partnership, and Ballast Point Ventures, L.P. and Ballest Point Ventures II, L.P., venture capital limited partnerships (the “Funds”). The Company earns management fees for services provided to two of the Funds and participates in profits or losses through both general and limited partnership interests. Additionally, the Company incurs profits or losses as a result of direct merchant banking investments and short-term special situation mezzanine and bridge investments. The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company.

Proprietary Capital results are $2.2 million below the same quarter prior year as that quarter included a $6 million gain on an investment within the Ballast Point Ventures, L.P.

Other

This segment includes various corporate activities of Raymond James Financial, Inc.

Despite an 8% decrease in non-interest expense, the pre-tax results for this segment declined substantially. This decline is the result of the prior year including the gain on the sale of the Company’s investment in the Delta airplane leveraged lease and utilization of corporate cash in the growth of other segments of the Company. Net revenues declined 51%.

Results of Operations – Six Months Ended March 31, 2008 Compared with the Six Months Ended March 31, 2007

Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the six month comparison.

Total Company

Total Company net revenues increased 12% to $1.38 billion from $1.23 billion in the prior year. Revenues increased in every line item except Investment Banking and Net Trading Profits. Despite a $40.7 million, or 39%, increase in net interest earnings, net income declined 3% versus the prior year. The prior year results included a $10 million benefit from the reversal of over accrued incentive compensation, a much more active investment banking environment, including record merger and acquisition fees, and included $4.5 million in gains on the sale of the Company’s interest in its joint venture in India and its Delta airplane leveraged lease. Diluted net income was $0.97 per share, down 3% from the prior year’s $1.00 per share.

Segments

The Company currently operates through the following eight business segments: Private Client Group; Capital Markets; Asset Management; Raymond James Bank; Emerging Markets; Stock Loan/Borrow, Proprietary Capital and certain corporate activities in the Other segment.

The following table presents the gross revenues and pre-tax earnings of the Company on a segment basis for the periods indicated:

	Six Months Ended
	March 31,	March 31,	Percentage
	2008	2007	Change
	(in 000’s)
Total Company
Revenues	$ 1,636,325	$ 1,447,900	13%
Pre-tax Earnings	$ 188,575	$ 186,721	1%

Private Client Group
Revenues	1,016,028	922,349	10%
Pre-tax Earnings	106,824	105,369	1%

Capital Markets
Revenues	238,962	227,125	5%
Pre-tax Earnings	13,840	27,451	(50%)

Asset Management
Revenues	122,197	115,558	6%
Pre-tax Earnings	31,685	30,040	5%

Raymond James Bank
Revenues	207,723	106,779	95%
Pre-tax Earnings	40,665	16,233	151%

Emerging Markets
Revenues	22,646	28,450	(20%)
Pre-tax (Loss) Earnings	(1,270)	4,605	(128%)

Stock Loan/Borrow
Revenues	22,287	29,711	(25%)
Pre-tax Earnings	2,934	1,574	86%

Proprietary Capital
Revenues	2,341	5,202	(55%)
Pre-tax (Loss) Earnings	(1,231)	217	(667%)

Other
Revenues	4,141	12,726	(67%)
Pre-tax (Loss)Earnings	(4,872)	1,232	(495%)

Net Interest Analysis

The following table presents average balance data and interest income and expense data for the Company, as well as the related net interest income. The respective average rates are presented on an annualized basis.

	Six Months Ended

	March 31, 2008			March 31, 2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$1,516,521	$ 47,948	6.32%	$1,368,906	$ 53,506	7.82%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	4,459,675	85,244	3.82%	3,579,393	94,409	5.28%
Interest-Earning Assets
of RJBank (1)	6,965,129	205,908	5.91%	3,436,858	106,499	6.20%
Stock Borrow		22,287			29,711
Interest-Earning Assets
of Variable Interest Entities		406			553
Other		42,471			38,358

Total Interest Income		404,264			323,036

Interest-Bearing Liabilities:
Client Interest Program	$5,588,410	96,172	3.44%	$4,456,247	98,291	4.41%
Interest-Bearing Liabilities
of RJBank (1)	6,546,353	122,721	3.75%	3,191,201	73,285	4.59%
Stock Loan		17,598			25,559
Interest-Bearing Liabilities of
Variable Interest Entities		3,214			3,652
Other		19,106			17,494

Total Interest Expense		258,811			218,281

Net Interest Income		$ 145,453			$ 104,755

(1)	See Raymond James Bank section in Item 2 of Part I for details.

Net interest at RJBank increased $50 million, or 150% versus the prior year and represented 57% of the Company’s net interest earnings. Net interest within the broker-dealer declined due to the compression of interest spreads caused by the decline in interest rates during the six months ended, March 31, 2008.

Capital Markets

	Six Months Ended
	March 31,	March 31,
	2008	2007
Number of managed/co-managed public equity offerings:
United States	29	47
Canada	13	10

Total dollars raised (in 000's):
United States	$ 11,137,000	$11,071,000
Canada (in U.S. dollars)	$ 467,000	$ 343,000

Asset Management

Asset management year to date results improved 5% on a 6% increase in revenues. Assets under management increased 4.4% generating the increased revenues.

Raymond James Bank

Gross revenues increased 95% and pre-tax profits at RJBank more than doubled in the current six month period compared to the same prior year period. Interest revenue at RJBank increased over 93% with the loan balances more than doubling from $3.0 billion to $6.2 billion and total assets increasing from $5.1 billion to $8.3 billion. Interest expense increased 67% with deposits increasing 64% from $4.7 billion to $7.7 billion. The growth in loan balances at RJBank gave rise to an attendant increase in loan loss provisions; the provision for loan loss was $23.9 million compared to $6.7 million in the prior year period.  Actual loan charge-offs continue to be minimal.  RJBank has no exposure to subprime loans.

The following table presents average balance data and interest income and expense data for the Company's banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated.  The respective average rates are presented on an annualized basis.

	Six Months Ended

	March 31, 2008			March 31, 2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned
Income (1)	$ 5,546,277	$ 173,615	6.26%	$ 2,678,424	$ 86,107	6.43%
Reverse Repurchase
Agreements	674,235	13,251	3.93%	359,396	9,559	5.32%
Agency Mortgage backed
Securities	191,947	4,402	4.59%	194,280	5,373	5.53%
Non-agency Collateralized
Mortgage Obligations	400,882	11,647	5.81%	143,973	3,927	5.46%
Money Market Funds, Cash and
Cash Equivalents	142,717	2,728	3.82%	55,238	1,370	4.96%
FHLB Stock and Other	9,071	265	5.84%	5,547	163	5.88%
Total Interest-Earning
Banking Assets	6,965,129	205,908	5.91%	3,436,858	106,499	6.20%
Non-Interest-Earning Banking Assets
and Allowance for Loan Loss	20,359			(3,788)

Total Banking Assets	$ 6,985,488			$ 3,433,070

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 245,446	$ 5,662	4.61%	$ 241,266	$ 5,454	4.52%
Money Market, Savings,
and NOW Accounts (2)	6,101,711	112,345	3.68%	2,894,770	66,404	4.59%
Loans purchased, not yet settled	142,381	3,208	4.51%	-	-	-
FHLB Advances and Other	56,815	1,506	5.30%	55,165	1,427	5.17%

Total Interest-Bearing
Banking Liabilities	6,546,353	122,721	3.75%	3,191,201	73,285	4.59%

Non-Interest-Bearing
Banking Liabilities	22,504			19,801

Total Banking
Liabilities	6,568,857			3,211,002
Total Banking
Shareholder's
Equity	416,631			222,068

Total Banking
Liabilities and
Shareholder's
Equity	$ 6,985,488			$ 3,433,070

	Six Months Ended

	March 31, 2008			March 31, 2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Interest Income	$ 418,776	$ 83,187		$ 245,657	$ 33,214

Bank Net Interest:
Spread			2.16%			1.61%
Margin (Net Yield on
Interest- Earning
Bank Assets)			2.39%			1.93%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			106.40%			107.70%
Return On Average:
Total Banking Assets			0.72%			0.59%
Total Banking
Shareholder's Equity			12.08%			9.16%
Average Equity to
Average Total
Banking Assets			5.96%			6.47%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the six months ended March 31, 2008 and 2007 was $6.5 million and $3.1 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on RJBank's interest-earning assets and the interest incurred on its interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year's volume. Changes applicable to both volume and rate have been allocated proportionately.

	Six Months Ended March 31,
	2008 Compared to 2007
	Increase (Decrease) Due To
	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income	$ 92,197	$ (4,689)	$ 87,508
Reverse Repurchase Agreements	8,374	(4,682)	3,692
Agency Mortgage Backed Securities	(65)	(906)	(971)
Non-agency Collateralized Mortgage Obligations	7,008	712	7,720
Money Market Funds, Cash and Cash Equivalents	2,170	(812)	1,358
FHLB Stock and Other Investments	103	(1)	102

Total Interest-Earning Banking Assets	$ 109,787	$ (10,378)	$ 99,409

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ 94	$ 114	$ 208
Money Market, Savings and
NOW Accounts	73,565	(27,624)	45,941
Loans purchased, not yet settled	3,208	-	3,208
FHLB Advances	43	36	79

Total Interest-Bearing Banking Liabilities	76,910	(27,474)	49,436

Change in Net Interest Income	$ 32,877	$ 17,096	$ 49,973

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The items represented in the statement of financial condition are primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $18.1 billion at March 31, 2008 were up approximately 11% over September 30, 2007. Most of this increase is due to the significant increase in brokerage client cash deposits (leading to a similar increase in segregated cash balances on the asset side) and growth of RJBank, with the increased loan balances being funded by deposits. RJBank loan balances increased significantly as the Company took advantage of quality loans available for purchase at attractive prices. The Company plans to continue to expand use of the bank sweep offering to brokerage customers for the next several years, which will result in steady growth in RJBank balances. The other significant increase in assets was in available for sale securities, where purchases exceeded unrealized losses for the six months ended March 31, 2008. Significant decreases in assets were in stock borrowed receivables (stock loaned payables experienced a similar decrease on the liability side) and trading instruments. The broker-dealer gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients fluctuate with the Company's business levels and overall market conditions.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended March 31, 2008 was $4.6 million, which was primarily attributable to an increase in segregated assets (directly correlated to the increase in brokerage client deposits) and a decrease in stock loaned payables, which was more than offset by a similar decrease in stock borrowed receivables. This was further offset by an increase in brokerage client payables and a decrease in receivables from broker-dealers and clearing organizations.

Investing activities used $2.1 billion, which was primarily due to loans originated and purchased by RJBank, an increase in reverse repurchase agreements at RJBank, and purchases of available for sale securities. This was partially offset by loan repayments to RJBank.

Financing activities provided $2.3 billion, predominantly the result of an increase in deposits at RJBank and an increase in proceeds from borrowed funds, which is mostly comprised of the draw down of the Company’s $200 million committed, unsecured line of credit. This was partially offset by an increase in treasury stock purchases, including the open market purchase of 2.7 million shares during the six months ended, March 31, 2008.

The Company and its subsidiaries have the following lines of credit: RJF has a committed $200 million line of credit, RJA has uncommitted bank lines of credit aggregating $1.1 billion with commercial banks, and RJ Ltd. has a CDN$40 million uncommitted line of credit (see Note 8 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company's lines of credit). The Company’s committed $200 million line of credit is subject to a 0.125% per annum facility fee. Loans on the secured uncommitted lines of credit are collateralized by Company owned and/or client margin securities, as permitted by regulatory requirements. The Company maintains a $600 million uncommitted tri-party repurchase agreement line of credit. Under this agreement, the Company pledges certain of its trading inventory as collateral against borrowings on this line. The required market value of the collateral ranges from 102% to 105% of the cash borrowed. The interest rate is set daily based on market conditions for Fed funds. The lender is under no obligation to lend to the Company under this tri-party line at any given time. Under this agreement, there were secured short-term borrowings of $90 million outstanding at March 31, 2008 which are included in Securities Sold Under Agreements to Repurchase. This loan was collateralized by Company owned securities with a market value of $94 million at March 31, 2008. The lenders with whom the Company has other uncommitted lines of credit have no obligation to make funds available to the Company. The Company is currently assessing its financing needs and anticipates increasing the amount of committed lines and adding some term debt to ensure adequate cash resources are available in times of tight liquidity when there may be lender unwillingness to honor uncommitted lines.

At March 31, 2008 and September 30, 2007, the Company had loans payable of $328.4 million and $122.6 million, respectively. The balance at March 31, 2008 is comprised of a $63.8 million loan for its home-office complex, $55 million in Federal Home Loan Bank advances (RJBank), and various short-term borrowings totaling $209.6 million, which includes the entire amount of the RJF committed line of credit, which the Company drew down during the quarter ended March 31, 2008 to ensure adequate cash availability to fund normal operations.

The $55 million in FHLB advances RJ Bank had outstanding at March 31, 2008 was comprised of one short-term, fixed rate advance and several long-term, fixed rate advances. RJBank had $1.7 billion in credit available from the FHLB at March 31, 2008.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: three in Turkey totaling $18 million and one in Argentina for $9 million. At March 31, 2008, there were outstanding balances on the settlement lines of $5.4 million and $1.2 million in Argentina and Turkey, respectively. At March 31, 2008, the aggregate unsecured settlement lines of credit available were $96.8 million, and there were outstanding balances of $3.0 million on these lines. The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At March 31, 2008, there were no outstanding performance guarantees in Argentina or Turkey.

As of March 31, 2008, the Company's liabilities are comprised primarily of brokerage client payables of $6.1 billion at the broker-dealer subsidiaries and deposits of $7.7 billion at RJBank, as well as deposits held on stock loan transactions of $747 million. The Company primarily acts as an intermediary in stock loan/borrow transactions. As a result, the liability associated with the stock loan transactions is related to the $741 million receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $5.5 billion in cash and segregated assets. The Company also has client brokerage receivables of $1.7 billion and $6.2 billion in loans at RJBank.

The Company will continue its implementation of the cash sweep option available to its brokerage clients from RJBank. This cash sweep option will require substantial capital to be contributed to RJBank to meet regulatory requirements, and therefore may require the Company to infuse an additional $150 to $200 million over the next several years for this purpose.

As of September 30, 2007, RJBank had not settled purchases of $300.6 million in syndicated loans (included in Bank Loans, Net) due to the sellers’ delays in finalizing settlement, all of which had settled prior to March 31, 2008. As of March, 31, 2008, RJBank had not settled the purchases of $48 million in syndicated loans. These loans are expected to be settled during the three months ended June 30, 2008.

The Company has committed a total of $56.5 million, in amounts ranging from $200,000 to $5 million, to 43 different independent venture capital or private equity partnerships. As of March 31, 2008, the Company has invested $33.8 million of that amount and has received $29 million in distributions. Additionally, the Company controls the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $13 million and has received $9 million in distributions as of March 31, 2008. The Company is not the controlling general partner in another internally sponsored private equity limited partnership to which it has committed $30 million. As of March 31, 2008, the Company has invested $2.3 million of that amount and has not received any distributions.

The Company’s Board of Directors approved the use of up to $200 million in mezzanine financing to facilitate investment banking transactions. There were no investments or commitments outstanding as of March 31, 2008. The Board of Directors has approved the use of up to $75 million for investment in proprietary merchant banking opportunities. As of March 31, 2008, the Company had invested $32.3 million.

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

The Company has been authorized by the Board of Directors to repurchase its common stock for general corporate purposes. There is no formal stock repurchase plan at this time. On May 20, 2004, the Board of Directors authorized $75 million for repurchases pursuant to prior authorization from the Board of Directors. During March 2008, the Company exhausted this authorization. On March 11, 2008, the Board of Directors authorized an additional $75 million for repurchases at the discretion of the Board’s Share Repurchase Committee. As of March 31, 2008 the unused portion of this authorization was $72.6 million.

The Company has committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At March 31, 2008, cash funded to invest in either loans or investments in project partnerships was $36.5 million. In addition, at March 31, 2008, RJTCF is committed to additional future fundings of $18.3 million related to project partnerships that have not yet been sold to various tax credit funds. The Company and RJTCF also issue certain guarantees to various third parties related to project partnerships, interests in which have been or are expected to be sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $15.7 million as of March 31, 2008.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations, should provide adequate funds for continuing operations.

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental”). The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The value of the Company’s leveraged lease with Continental was approximately $9.6 million as of March 31, 2008. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years was originally projected to be 15% of the original cost and has not been adjusted since inception. This lease expires in May 2014. Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company continues to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. RJY is vigorously contesting most aspects of this assessment and has sought reconsideration of the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has recorded a provision for loss in its consolidated financial statements for its net equity interest in this joint venture. As of March 31, 2008, RJY had total capital of approximately $11.1 million, of which the Company owns approximately 50%.

As of March 31, 2008 all of the Company's domestic broker-dealer subsidiaries exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd. exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IDA, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action. There have been no significant changes in circumstances since year-end that have affected the capital of any of the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

The Company has contractual obligations of approximately $3.4 billion, with $3.0 billion coming due in the next twelve months related to its short and long-term debt, non-cancelable lease agreements, partnership investments, unfunded commitments to extend credit, unsettled loan purchases, underwriting commitments and a stadium naming rights agreement.  Included in the obligations due within the next twelve months are $1.57 billion in commitments related to RJBank’s letters of credit and lines of credit. Commitments related to letters of credit and lines of credit may expire without being funded in whole or part, therefore these amounts are not estimates of future cash flows (see Notes 11 and 15 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company’s commitments).

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

Valuation of Securities and Other Assets

“Trading instruments” and “Available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses related to these financial instruments are reflected in net income or other comprehensive income, depending on the underlying purpose of the instrument. See Notes 3, 4 and 9 of the Notes to the Condensed Consolidated Financial Statements for further information. The following table presents the Company’s trading instruments and available for sale securities segregated into trading securities (i.e., non-derivative), derivative contracts, and available for sale securities:

March 31, 2008
Financial
	Financial	Instruments Sold
	Instruments Owned	but not yet Purchased
	at Fair Value	at Fair Value
(in 000’s)

Trading Securities	$ 315,083	$ 112,793
Derivative Contracts	43,928	36,508
Available for Sale Securities	654,864	-
Total	$ 1,013,875	$ 149,301

Trading Securities, Derivative Contracts and Available for Sale Securities

Trading securities are valued at fair market value, and securities which are not readily marketable are carried at estimated fair value as determined by management. When available, the Company uses prices from independent sources, which include pricing services. Depending upon the type of security, the pricing service may provide a listed price or a matrix price. If listed market prices are unavailable to the pricing service, then its matrix pricing may utilize pricing services or broker or dealer price quotations, or spread-based models periodically re-calibrated to market trades in similar securities in order to derive the fair value of the instruments. For positions in illiquid securities that do not have readily determinable fair values, the Company uses estimated fair values. Estimated fair values are determined by management based upon consideration of available information, including trading levels of similar securities in liquid markets, standard spread-based pricing models re-calibrated from time to time to trade activity in the identical asset or in similar assets, the coupon level and possible early redemption features of the security, and current financial information regarding the issuer, including information which may be of a confidential nature to the Company from time to time. Fair values for derivative contracts are obtained from pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value and yield curve or other volatility factors underlying the positions. The fair value of available for sale securities is based on bid quotations received from securities dealers or in the absence of dealer quotations, bid quotations from various pricing services. If these sources are not available, then the fair value is estimated using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, using observable market data where available.

The following table presents the carrying value of trading securities, available for sale securities, and derivative contracts for which fair value is measured based on quoted prices or other independent sources versus those for which fair value is determined by management:

March 31, 2008
Financial
	Financial	Instruments Sold
	Instruments Owned	but not yet Purchased
	at Fair Value	at Fair Value
(in 000’s)

Fair Value Based on Quoted Prices and Independent Sources	$ 953,022	$ 112,793
Fair Value Determined by Management (1)	60,853	36,508
Total	$ 1,013,875	$ 149,301

(1) Includes trading securities which are not readily marketable and derivative contracts.

Private Equity Investments

Private equity investments, held primarily by the Company’s Proprietary Capital segment, are reflected in the Condensed Consolidated Statements of Financial Condition at amounts that attempt to approximate fair value. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. As such, direct private equity investments are valued initially at transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued using similar methodologies. As of March 31, 2008, the Company had $132.8 million in private equity investments, which represented less than one percent of its total assets.

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

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of March 31, 2008, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of Raymond James Limited. As of the most recent impairment test performed in March 2008, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There were no events that triggered a reassessment in the current quarter.

Reserves and Allowance for Loan Losses

The Company recognizes liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount; if not determinable, the Company accrues the minimum of the range of probable loss.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS 5 and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The loan grading process provides specific and detailed risk measurement across the corporate loan portfolio. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is supported by collateral. At March 31, 2008, the amortized cost of all RJBank loans was $6.2 billion and an allowance for loan losses of $70.2 million was recorded against that balance. The total allowance for loan losses, including $7.4 million in reserves for off-balance sheet exposures maintained in Trade and Other Payables, is equal to 1.24% of the amortized cost of the loan portfolio.

The following table allocates RJBank’s allowance for loan losses by loan category:

	March 31,		September 30,
	2008		2007
		Loan Category		Loan Category
		as a % of		as a % of
		Total Loans		Total Loans
	Allowance	Receivable	Allowance	Receivable
	($ in 000’s)

Commercial Loans (1)	$ 10,770	12%	$ 4,471	7%

Real Estate Construction Loans	4,468	4%	2,121	3%

Commercial Real Estate Loans (2)	49,132	48%	35,766	49%

Residential Mortgage Loans	5,810	36%	4,659	41%

Consumer Loans	39	-	5	-

Total	$ 70,219	100%	$ 47,022	100%

(1) Loans not secured by real estate.
(2) Loans wholly or partially secured by real estate.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At March 31, 2008 the receivable from Financial Advisors was $143.1 million, which is net of an allowance of $1.9 million for estimated uncollectibility.

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

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and security prices.  The Company has exposure to market risk primarily through its broker-dealer and banking operations.  The Company's broker-dealer subsidiaries, primarily RJA, trade tax exempt and taxable debt obligations and act as an active market maker in approximately 345 over-the-counter equity securities.  In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions.  Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

See Note 3 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making and proprietary trading activities.

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits; limits are established both for categories of securities (e.g., OTC equities, corporate bonds, municipal bonds) and for individual traders. As of March 31, 2008, the absolute fixed income and equity inventory limits, excluding contractual underwriting commitments, were $1,955,000,000 and $59,925,000, respectively. The Company's trading activities were within these limits at March 31, 2008. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risk. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

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

To calculate VaR, the Company uses historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that the Company could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year under “business as usual” conditions. During the six months ended March 31, 2008, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR eight times, due in part, to greater volatility in interest rates and in bond prices experienced during the quarter as compared to conditions prevailing in the previous months during the one year historical modeling period.

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

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the six months ended March 31, 2008, with the corresponding dollar value of the Company's portfolio:

	Six Months Ended March 31, 2008			VaR at
				March 31,	September 30,
	High	Low	DailyAverage	2008	2007
	($ in 000's)

Daily VaR	$ 1,368	$ 166	$ 644	$ 303	$ 232
Related Portfolio Value
(Net)*	$ 321,520	$ 344,824	$ 370,525	$ 139,218	$ 278,605
VaR as a Percent
of Portfolio Value	0.43%	0.05%	0.18%	0.22%	0.08%

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

Additional information is discussed under Derivative Financial Instruments in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

RJBank maintains an earning asset portfolio that is comprised of mortgage, corporate and consumer loans, as well as mortgage backed securities, securities purchased under resale agreements, and other investments. Those earning assets are funded in part by: its obligations to clients, including NOW accounts, demand deposits, money market accounts, savings accounts, and certificates of deposit; and, FHLB advances. Based on the current earning asset portfolio of RJBank and considering the Bank’s intent and ability to hold the assets until maturity or recovery in the market value of the assets, market risk for RJBank is limited primarily to interest rate risk. RJBank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios. The following table represents the carrying value of RJBank's assets and liabilities that are subject to market risk. This table does not include financial instruments with limited market risk exposure due to offsetting asset and liability positions, short holding periods or short periods of time until the interest rate resets.

RJBank Financial Instruments with Market Risk (as described above):

	March 31,	September 30,
	2008	2007
	(in 000's)

Mortgage Backed Securities	$ 371,913	$ 382,455
Loans Receivable, Net	2,086,810	2,020,530
Total Assets with Market Risk	$2,458,723	$ 2,402,985

Certificates of Deposit	$ 109,628	$ 185,729
Federal Home Loan Bank Advances	50,000	50,000
Total Liabilities with Market Risk	$ 159,628	$ 235,729

The following table shows the distribution of those RJBank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2008:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)

Commercial Loans (1)	$ 2,145	$ 762,909	$ 765,054
Real Estate Construction Loans	-	210,473	210,473
Commercial Real Estate Loans (2)	9,116	2,813,354	2,822,470
Residential Mortgage Loans	23,533	2,235,456	2,258,989
Consumer Loans	-	3,150	3,150

Total Loans	$ 34,794	$ 6,025,342	$ 6,060,136

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 4.55% in the first year after the rate increase, whereas a downward shift of the same magnitude would increase RJBank's net interest income by 3.58%. These sensitivity figures are based on positions as of March 31, 2008, and are subject to certain simplifying assumptions, including that management takes no corrective action.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 26 traders. The average aggregate inventory held for proprietary trading during the three months ended March 31, 2008 was CDN$13,892,700. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Except for the instance described below, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RJA, a registered broker dealer subsidiary of the Company, routinely provides margin loans to its brokerage customers in the ordinary course of business. Similar to other brokerage customers, RJA has historically provided margin loans to executive officers of the Company on terms no more favorable than those offered to other brokerage customers. Subject to certain limitations, ordinary course margin loans made by RJA to such executive officers are excepted from the prohibition against loans to insiders imposed by section 402 of the Sarbanes-Oxley Act of 2002. Section 402 generally prohibits a public company and its subsidiaries from extending or maintaining credit in the form of a personal loan to or for its directors and executive officers, but provides an exception for registered broker-dealers extending credit to an employee to buy, trade or carry securities in accordance with the margin regulations of the Federal Reserve, provided that such loans are not used to buy securities of the issuer and satisfy certain other conditions. Historically, neither the Company nor RJA was aware that the exception to the section 402 prohibition did not extend to margin loans used for the purchase of Company common stock. In the course of a general overall review of its procedures relating to trading in Company common stock by insiders, the Company discovered that, since the enactment of section 402 in 2002, RJA had extended margin credit to nine officers of the Company that could be deemed to relate to 35 purchases of Company common stock. Those 35 purchases involved $8,055,331 of margin borrowings, of which $3,886,892 was outstanding at February 29, 2008. Following discovery of the error, the Company took action to ensure that those outstanding margin borrowings were promptly repaid in full. In addition, the Company has adopted enhanced procedures and controls related to section 402 compliance.

PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. RJY is vigorously contesting most aspects of this assessment and has sought reconsideration of the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has recorded a provision for loss in its consolidated financial statements for its net equity interest in this joint venture. As of March 31, 2008, RJY had total capital of approximately $11.1 million, of which the Company owns approximately 50%.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

Proxies for the Annual Meeting of Shareholders held on February 14, 2008 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended.  Matters voted upon at the Annual Meeting of Shareholders were as follows:

1.
The election of eleven directors to the Board of Directors to hold office until the Annual Meeting of Shareholders in 2009 and until their respective successors have been elected. There was no solicitation in opposition to the nominees and all such nominees were elected.

	For	Withheld
Biever, Angela M.	91,252,876	7,167,472
Broader, Shelley G.	97,328,902	1,091,446
Godbold, Francis S.	89,931,105	8,489,243
Habermeyer, H. William	97,379,401	1,040,947
Helck, Chet B.	89,856,900	8,563,448
James, Thomas A.	90,601,975	7,818,373
Reilly, Paul C.	69,022,436	29,397,912
Saltzman, Robert P.	97,365,180	1,055,168
Shields, Kenneth A.	83,508,363	14,911,985
Simmons, Hardwick	97,334,748	1,085,600
Story, Susan N.	97,335,255	1,085,093

As previously reported, effective April 15, 2008, Angela M. Biever resigned from the Board of Directors, and on April 29, 2008, was appointed Chief Administrative Officer of the Company.

2.	To ratify the appointment by the Audit Committee of the Board of Directors of KPMG LLP as the Company’s independent registered public accounting firm.

For	Against	Abstain
98,144,852	194,740	80,756

3.	To approve an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of authorized shares of common stock to 350 million shares, $.01 par value.

For	Against	Abstain
84,897,297	13,338,244	184,808

Item 6. EXHIBITS

3(i).3	Articles of Amendment to Articles of Incorporation of Raymond James Financial, Inc. approved by shareholders on February 14, 2008. Filed herewith.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 12, 2008	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer

                                                   57