Form 10-Q
period 2008-06-30
RAYMOND JAMES FINANCIAL INC
filed 2008-08-11
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2008

or

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

119,719,189 shares of Common Stock as of August 5, 2008

PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	September 30,
	2008	2007
	(in 000’s)
Assets:
Cash and Cash Equivalents	$ 669,541	$ 644,943
Assets Segregated Pursuant to Regulations and Other Segregated Assets	4,121,260	4,127,667
Securities Purchased under Agreements to Resell and Other Collateralized Financings	972,996	1,295,004
Financial Instruments:
Trading Instruments, at Fair Value	491,599	467,761
Available for Sale Securities, at Fair Value	619,166	569,952
Other Investments, at Fair Value	88,694	90,637
Receivables:
Brokerage Clients, Net	1,965,787	1,704,300
Stock Borrowed	1,166,913	1,292,265
Bank Loans, Net	6,680,362	4,664,209
Brokers-Dealers and Clearing Organizations	141,609	228,865
Other	339,150	315,227
Investments in Real Estate Partnerships - Held by Variable Interest Entities	222,692	221,147
Property and Equipment, Net	184,665	166,963
Deferred Income Taxes, Net	112,733	107,922
Deposits With Clearing Organizations	75,746	36,416
Goodwill	62,575	62,575
Prepaid Expenses and Other Assets	363,700	258,315

	$ 18,279,188	$ 16,254,168

Liabilities And Shareholders' Equity:
Loans Payable	$ 312,904	$ 122,640
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	101,197	116,479
Payables:
Brokerage Clients	5,825,439	5,675,860
Stock Loaned	1,177,188	1,280,747
Bank Deposits	7,746,139	5,585,259
Brokers-Dealers and Clearing Organizations	197,299	128,298
Trade and Other	186,450	450,008
Trading Instruments Sold but Not Yet Purchased, at Fair Value	241,974	149,729
Securities Sold Under Agreements to Repurchase	88,707	393,282
Accrued Compensation, Commissions and Benefits	311,515	356,627
Income Taxes Payable	3,504	7,755

	16,192,316	14,266,684

Minority Interests	239,494	229,670

Shareholders' Equity:
Preferred Stock; $.10 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized 350,000,000 Shares
with 123,611,432 Issued at June 30, 2008 and Authorized
180,000,000 Shares with 120,903,331 Issued at September 30, 2007	1,197	1,176
Shares Exchangeable into Common Stock; 273,042
at June 30, 2008 and September 30, 2007	3,504	3,504
Additional Paid-In Capital	334,091	277,095
Retained Earnings	1,603,478	1,461,898
Accumulated Other Comprehensive Income	(8,695)	30,191
	1,933,575	1,773,864
Less: 3,978,879 and 1,005,668 Common Shares in Treasury, at Cost	(86,197)	(16,050)
	1,847,378	1,757,814

	$ 18,279,188	$ 16,254,168

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(in 000’s, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues:
Securities Commissions and Fees	$ 483,225	$ 462,047	$1,437,327	$1,281,204
Investment Banking	36,236	51,818	87,323	131,682
Investment Advisory Fees	51,492	51,754	161,416	152,487
Interest	156,935	191,691	561,199	514,727
Net Trading Profits	11,100	7,050	5,256	16,434
Financial Service Fees	31,774	30,285	97,512	91,683
Other	37,986	28,108	95,040	82,436

Total Revenues	808,748	822,753	2,445,073	2,270,653

Interest Expense	66,724	134,093	325,535	352,374
Net Revenues	742,024	688,660	2,119,538	1,918,279

Non-Interest Expenses:
Compensation, Commissions and Benefits	490,479	462,459	1,434,389	1,299,862
Communications and Information Processing	30,899	28,828	93,140	83,080
Occupancy and Equipment Costs	26,102	19,983	71,600	59,849
Clearance and Floor Brokerage	7,969	8,180	23,648	22,662
Business Development	24,527	22,416	70,130	66,252
Investment Advisory Fees	12,997	12,111	38,490	34,615
Other	34,358	29,156	87,552	60,686
Total Non-Interest Expenses	627,331	583,133	1,818,949	1,627,006

Minority Interest in Subsidiaries	(425)	(4,371)	(3,104)	(5,346)

Income Before Provision for Income Taxes	115,118	109,898	303,693	296,619

Provision for Income Taxes	45,180	41,545	117,723	109,156

Net Income	$ 69,938	$ 68,353	$ 185,970	$ 187,463

Net Income per Share-Basic	$ 0.60	$ 0.59	$ 1.59	$ 1.63
Net Income per Share-Diluted	$ 0.59	$ 0.57	$ 1.56	$ 1.58
Weighted Average Common Shares
Outstanding-Basic	115,633	116,135	116,573	115,353
Weighted Average Common and Common
Equivalent Shares Outstanding-Diluted	118,272	119,140	119,212	118,425

Cash Dividend per Common Share	$ 0.11	$ 0.10	$ 0.33	$ 0.30

Net Income	$ 69,938	$ 68,353	$ 185,970	$ 187,463
Other Comprehensive Income:
Net Unrealized Gain (Loss) on Available
for SaleSecurities, Net of Tax	1,834	(954)	(35,383)	(834)
Net Change in Currency Translations, Net of Tax	874	9,190	(3,503)	7,842
Total Comprehensive Income	$ 72,646	$ 76,589	$ 147,084	$ 194,471

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued on next page)

	Nine Months Ended
	June 30,	June 30,
	2008	2007
Cash Flows From Operating Activities:
Net Income	$ 185,970	$ 187,463
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	20,240	16,310
Excess Tax Benefits from Share-Based Payment Arrangements	(392)	(1,781)
Deferred Income Taxes	17,351	(2,673)
Premium and Discount Amortization on Available for Sale Securities
and Unrealized Gain on Other Investments	(379)	673
Other-than-temporary Impairment on Available for Sale Securities	2,823	-
Loss on Sale of Property and Equipment	40	13
Gain on Sale of Loans Available for Sale	(304)	(397)
Gain on Sale of Joint Venture Interest	-	(2,559)
Provision for Loan Loss, Legal Proceedings, Bad Debts and Other Accruals	43,465	17,169
Share-Based Compensation Expense	27,102	27,089

(Increase) Decrease in Operating Assets:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	6,407	(583,594)
Receivables:
Brokerage Clients, Net	(264,674)	(205,536)
Stock Borrowed	125,352	(308,900)
Brokers-Dealers and Clearing Organizations	87,256	(243,963)
Other	(35,921)	(87,014)
Securities Purchased Under Agreements to Resell and Other Collateralized
Financings, Net of Securities Sold Under Agreements to Repurchase	(162,567)	(183,317)
Trading Instruments, Net	68,407	(4,854)
Proceeds from Sale of Loans Available for Sale	26,907	29,396
Origination of Loans Available for Sale	(26,111)	(30,906)
Prepaid Expenses and Other Assets	(145,135)	(17,781)

Increase (Decrease) in Operating Liabilities:
Payables:
Brokerage Clients	149,579	779,159
Stock Loaned	(103,559)	267,231
Brokers-Dealers and Clearing Organizations	69,001	148,455
Trade and Other	19,395	27,507
Accrued Compensation, Commissions and Benefits	(44,241)	(15,941)
Income Taxes Payable	(9,967)	(23,073)
Minority Interest	(3,104)	(5,346)

Net Cash Provided by (Used in)Operating Activities	52,941	(217,170)

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued from previous page)

	Nine Months Ended
	June 30,	June 30,
	2008	2007

Cash Flows from Investing Activities:
Additions to Property and Equipment, Net	(35,348)	(30,062)
Proceeds from Sale of Joint Venture Interest, Net of Cash Disposed	-	3,514
Bank loan Originations and Purchases	(4,342,767)	(2,563,294)
Bank loan Repayments	2,006,563	1,388,809
Purchases of Other Investments, Net	2,482	(18,434)
Investments in Real Estate Partnerships-Held by Variable
Interest Entities	(1,545)	(16,818)
Repayments of Loans by Investor Members of Variable Interest Entities Related
to Investments in Real Estate Partnerships	6,112	12,780
Securities Purchased Under Agreements to Resell, Net	180,000	(895,000)
Sales of Available for Sale Securities	-	81
Purchases of Available for Sale Securities	(189,565)	(325,096)
Available for Sale Securities Maturations and Repayments	81,376	75,995

Net Cash Used in Investing Activities	(2,292,692)	(2,367,525)

Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, Net	200,000	426,900
Repayments of Mortgage and Borrowings, Net	(9,736)	(15,233)
Proceeds from Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	4,237	5,202
Repayments of Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	(19,519)	(36,339)
Proceeds from Capital Contributed to Variable Interest Entities Related to
Investments in Real Estate Partnerships	28,264	58,816
Minority Interest	(15,336)	(29,479)
Exercise of Stock Options and Employee Stock Purchases	26,140	32,811
Increase in Bank Deposits	2,160,880	2,217,666
Purchase of Treasury Stock	(67,243)	(1,350)
Dividends on Common Stock	(40,227)	(36,411)
Excess Tax Benefits from Share-Based Payment Arrangements	392	1,781

Net Cash Provided by Financing Activities	2,267,852	2,624,364

Currency Adjustment:
Effect of Exchange Rate Changes on Cash	(3,503)	7,842
Net Increase in Cash and Cash Equivalents	24,598	47,511

Cash Resulting from Consolidation of Variable Interest Entities Related to
Investments in Real Estate Partnerships	-	(291)
Cash Resulting from Consolidation of Limited Partnerships	-	3,945
Cash and Cash Equivalents at Beginning of Year	644,943	392,418

Cash and Cash Equivalents at End of Period	$ 669,541	$ 443,583

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ 330,370	$ 349,101
Cash Paid for Income Taxes	$ 109,942	$ 128,364

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

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

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted.  These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates. Certain revisions and reclassifications have been made to the unaudited condensed consolidated financial statements of the prior period to conform to the current period presentation. For the nine months ended June 30, 2007, the Company reclassified certain segregated assets and reverse repurchase agreements from cash and cash equivalents. The Condensed Consolidated Statements of Cash Flows for the respective period were adjusted for this reclassification, which resulted in an increase in cash flows used in operating activities of $52.1 million. In addition, a reclassification of $1.5 million related to loans available for sale further increased cash flows used in operating activities and decreased cash flows used in investing activities. In the quarter ended September 30, 2007, a new segment was established: Proprietary Capital. The components of this segment were previously included in the Asset Management and Other segments. Reclassifications have been made in the segment disclosure for the three and nine months ended June 30, 2007 to conform to this presentation. Additional information is provided in Note 17 below.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (October 1, 2008 for the Company), and interim periods within those fiscal years. Although the Company will have to comply with the additional disclosure requirements of this pronouncement, it does not expect SFAS 157 to have a material impact on the financial position or operating results of the Company.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies to expand its disclosures regarding derivative instruments and hedging activities to include how and why an entity is using a derivative instrument or hedging activity, an explanation of its accounting under SFAS 133, and how this instrument affects the entity’s financial position and performance as well as cash flows. SFAS 161 also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (March 31, 2009 for the Company) with early adoption permitted. The Company is currently evaluating the impact the adoption of SFAS 161 will have on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128," and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. This FSP is effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

NOTE 3 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:

	June 30, 2008		September 30, 2007
		Instruments		Instruments
		Sold but		Sold but
	Trading	Not Yet	Trading	Not Yet
	Instruments	Purchased	Instruments	Purchased
	(in 000's)

Municipal Obligations	$ 199,145	$ 60,258	$ 200,024	$ 54
Corporate Obligations	66,601	312	56,069	952
Government Obligations	74,140	80,460	83,322	45,275
Agencies	66,214	54,289	47,123	60,829
Total Debt Securities	406,100	195,319	386,538	107,110

Derivative Contracts	40,522	20,650	30,603	8,445
Equity Securities	42,074	26,005	46,913	34,174
Other Securities	2,903	-	3,707	-
Total	$ 491,599	$ 241,974	$ 467,761	$ 149,729

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

Mortgage backed securities of $89.6 million and $48.9 million at June 30, 2008 and September 30, 2007, respectively, are included in Corporate Obligations and Agencies in the table above. Mortgage backed securities sold but not yet purchased of $54.3 million and $60.8 million at June 30, 2008 and September 30, 2007, respectively, are included in Agencies in the table above. As of June 30, 2008, auction rate securities totaling $44.1 million are included in Municipal Obligations in the table above. Auction rate securities sold but not yet purchased of $0.4 million are also included in Municipal Obligations. As of June 30, 2008 these securities were carried at par, which is management’s estimate of fair value. Subsequent to June 30, 2008, approximately $29.7 million of these securities were redeemed at par. The Company believes most of the remainder of these securities will be redeemed at par, within a reasonable time period, by virtue of call provisions, as issuers refinance their bonds to reduce the higher levels of debt service resulting from recent failed auctions.

NOTE 4 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of collateralized mortgage obligations (“CMOs”) and mortgage-related debt securities, owned by Raymond James Bank (“RJBank”), and certain equity securities owned by the Company's non-broker-dealer subsidiaries. About 40 percent of the RJBank portfolio is invested in relatively short average-life floating rate securities issued by Ginnie Mae, Fannie Mae or Freddie Mac. Other than approximately $6.4 million of fair value in securities rated less than “AAA,” the remaining fair value of the mortgage-backed securities portfolio is comprised of “AAA” rated non-agency residential mortgage securities. These securities were purchased based on the underlying loan characteristics such as loan to value (“LTV”) ratio, credit scores, property type, location and the current level of credit enhancement. Current characteristics of each security owned such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage are reviewed monthly by management. There were no material proceeds from the sale of available for sale securities for the three and nine months ended June 30, 2008 and 2007.

The fair value of available for sale securities is based on bid quotations received from a pricing service or securities dealers. If these sources are not available, then the fair value is estimated using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, using observable market data where available. The amortized cost and estimated market values of securities available for sale at June 30, 2008 and September 30, 2007 are as follows:

	June 30, 2008
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage Backed Securities	$ 257,562	$ 262	$ (1,460)	$ 256,364
Non-Agency Collateralized Mortgage Obligations	420,440	-	(57,651)	362,789

Total RJBank Available for Sale Securities	678,002	262	(59,111)	619,153

Other Securities	3	10	-	13

Total Available for Sale Securities	$ 678,005	$ 272	$ (59,111)	$ 619,166

	September 30, 2007
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage Backed Securities	$ 189,816	$ 283	$ (404)	$ 189,695
Non-Agency Collateralized Mortgage Obligations	382,980	239	(3,003)	380,216

Total RJBank Available for Sale Securities	572,796	522	(3,407)	569,911

Other Securities	3	38	-	41

Total Available for Sale Securities	$ 572,799	$ 560	$ (3,407)	$ 569,952

Most securities declined in market value due to ongoing market disruptions that resulted in an aggregate pretax unrealized loss of $58.8 million.  The Company determined that one security in the portfolio was other-than-temporarily impaired and recognized a loss of $2.8 million in income for the three months ended June 30, 2008. Based on the Company’s evaluation of the performance and underlying characteristics of the other securities including the low levels of current and estimated credit losses relative to the level of credit enhancement, and the Company’s consideration of its intent and ability to hold the securities for a period of time sufficient to allow for the anticipated recovery in the market value of the securities none of the other securities were considered to be other-than-temporarily impaired.

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

	June 30,		September 30,
	2008		2007
	Balance	%	Balance	%
	($ in 000’s)

Commercial Loans (1)	$ 757,660	11%	$ 343,783	7%
Real Estate Construction Loans	304,877	5%	123,664	3%
Commercial Real Estate Loans (2)	3,175,649	47%	2,317,840	49%
Residential Mortgage Loans	2,542,853	37%	1,934,645	41%
Consumer Loans	16,326	-	4,541	-

Total Loans	6,797,365	100%	4,724,473	100%

Net Unearned Income and Deferred Expenses (3)	(39,421)		(13,242)
Allowance for Loan Losses	(77,582)		(47,022)

	(117,003)		(60,264)

Loans, Net	$ 6,680,362		$ 4,664,209

(1) Loans not secured by real estate.
(2) Loans wholly or partially secured by real estate.
(3) Includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At June 30, 2008 and September 30, 2007, RJBank had $50 million and $55 million, respectively, in Federal Home Loan Bank (“FHLB”) advances secured by a blanket lien on RJBank's residential mortgage loan portfolio.

At June 30, 2008 and September 30, 2007, RJBank had $1.1 million and $5.1 million in loans available for sale, respectively. RJBank's gain from the sale of originated loans available for sale was $72,000 and $208,000 for the three months ended June 30, 2008 and 2007, respectively. RJBank's gain from the sale of originated loans available for sale was $304,000 and $397,000 for the nine months ended June 30, 2008 and 2007, respectively.

Certain officers, directors, and affiliates, and their related entities were indebted to RJBank for $1,465,000 and $999,000 at June 30, 2008 and September 30, 2007, respectively. All such loans were made in the ordinary course of business.

Loan interest and fee income for the three months ended June 30, 2008 and 2007 was $83.3 million and $51.7 million, respectively. Loan interest and fee income for the nine months ended June 30, 2008 and 2007 was $257.0 million and $137.9 million, respectively.

The following table shows the contractual maturities of RJBank’s loan portfolio at June 30, 2008, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table:

	Due in
	1 Year or Less	1 Year – 5 Years	>5 Years	Total
	(in 000’s)

Commercial Loans (1)	$ 977	$ 384,261	$ 372,422	$ 757,660
Real Estate Construction Loans	65,879	214,976	24,022	304,877
Commercial Real Estate Loans (2)	152,334	2,296,024	727,291	3,175,649
Residential Mortgage Loans	1,513	4,171	2,537,169	2,542,853
Consumer Loans	12,867	3,459	-	16,326

Total Loans	$ 233,570	$ 2,902,891	$ 3,660,904	$ 6,797,365

(1) Loans not secured by real estate.
(2) Loans wholly or partially secured by real estate.

RJBank classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets:

	June 30,	September 30,
	2008	2007
	($ in 000’s)

Nonaccrual Loans	$ 29,619	$ 1,391
Accruing Loans Which are 90 Days or More
Past Due	6,336	2,674

Total Nonperforming Loans	35,955	4,065

Real Estate Owned and Other
Repossessed Assets, Net	1,913	1,653

Total Nonperforming Assets, Net	$ 37,868	$ 5,718

Total Nonperforming Assets as a % of
Total Loans, Net and Other Real Estate Owned, Net	0.57%	0.12%

The gross interest income related to non-performing loans, which would have been recorded had these loans been current in accordance with their original terms totaled $458,000 for the quarter ending June 30, 2008 or $643,000 since origination. The interest income recognized on nonaccrual loans for the three months and nine months ended June 30, 2008 was $45,000 and $131,000 respectively. As of June 30, 2008, there were four loans which RJBank considers to be impaired in the corporate loan portfolio totaling $20.3 million included in nonaccrual loans, with reserves totaling $3.4 million established against these four loans. RJBank considers a loan to be impaired when it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan agreement. Of the $3.5 million in charge-offs related to corporate loans, $3.1 million in charge-offs related to these impaired loans and $409,000 related to a loan that was sold during the quarter. As of June 30, 2008, one of these impaired loans totaling $7.3 million was classified as a troubled debt restructuring. At the time of this restructuring, RJBank increased its commitment to the borrower by $894,000.

Changes in the allowance for loan losses at RJBank were as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	($ in 000’s)

Allowance for Loan Losses,
Beginning of Period	$ 70,219	$ 25,341	$ 47,022	$ 18,694
Provision For Loan Losses	12,366	5,343	36,299	12,035
Charge-Offs:
Commercial Loans (1)	-	-	-	-
Real Estate Construction Loans	-	-	-	-
Commercial Real Estate Loans (2)	(3,492)	-	(3,864)	-
Residential Mortgage Loans	(1,509)	(131)	(1,939)	(176)
Consumer Loans	-	-	-	-

Total Charge-Offs	(5,001)	(131)	(5,803)	(176)

Recoveries	(2)	-	64	-

Net Charge-Offs	(5,003)	(131)	(5,739)	(176)

Allowance for Loan Losses,
End of Period	$ 77,582	$ 30,553	$ 77,582	$ 30,553

Annualized Net Charge-Offs to Average
Bank Loans, Net Outstanding	0.31%	0.02%	0.13%	0.01%

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

In addition to the allowance for loan losses, RJBank had reserves for unfunded lending commitments included in Trade and Other Payables of $7.8 million and $6.8 million at June 30, 2008 and September 30, 2007, respectively.

RJBank’s net interest income after provision for loan losses for the quarter ended June 30, 2008 and 2007 was $51.6 million and $17.2 million, respectively.  RJBank’s net interest income after provision for loan losses for the nine months ended June 30, 2008 and 2007 was $110.8 million and $43.7 million, respectively.

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

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only; payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At June 30, 2008 and September 30, 2007, these loans totaled $2.0 billion and $1.6 billion, respectively. These loans are underwritten based on a variety of factors including the borrower’s credit history, debt to income ratio, employment, the LTV ratio, and the borrower’s disposable income and cash reserves. In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors.

Management does not believe these loans represent any unusual concentrations of risk, as evidenced by low net charge-offs and past due loans. All of these loans are secured by mortgages on one-to-four family residential real estate and are diversified geographically. Interest-only loans are underwritten at the time of application or purchase based on the amortizing payment amount, and borrowers are required to meet stringent parameters regarding debt ratios, LTV levels, and credit score.

High LTV loans include all mortgage loans where the LTV is greater than or equal to 90% and the borrower has not provided other credit support or purchased private mortgage insurance (“PMI”). At June 30, 2008 and September 30, 2007, RJBank held $1.5 million and $0.7 million, respectively, in total commitments for these loans.

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

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $22.0 million at June 30, 2008. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. At June 30, 2008 that exposure is approximately $5.2 million.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 53 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits. As of June 30, 2008, 50 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 1.0%.

RJTCF has concluded that it is the primary beneficiary in approximately one fifth of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $241.5 million at June 30, 2008. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at June 30, 2008, that exposure is approximately $3.7 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at June 30, 2008, that exposure is approximately $10.7 million.

The three remaining tax credit housing funds that have been determined not to be VIEs are wholly owned by RJTCF and are included in the Company’s consolidated financial statements. During June 30, 2008, only two of these funds had any material activity. These funds typically hold interests in certain tax credit limited partnerships for less than 90 days. These funds had assets of approximately $10.8 million at June 30, 2008.

As of June 30, 2008, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. The Company is not the primary beneficiary of these partnerships and accordingly the Company does not consolidate these partnerships. These partnerships have assets of approximately $11.8 million at June 30, 2008. The Company's exposure to loss is limited to its capital contributions. The carrying value of the Company's investment in these partnerships is not material at June 30, 2008.

One of the Company’s restricted stock plans is associated with a trust fund which was established through the Company’s wholly owned Canadian subsidiary. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. For financial statement purposes, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $14.2 million at June 30, 2008. None of those assets are specifically pledged as collateral for any obligations of the trust fund. The Company's exposure to loss is limited to its contributions to the trust fund and at June 30, 2008, that exposure is approximately $14.2 million.

NOTE 7 - BANK DEPOSITS:

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits at June 30, 2008 and September 30, 2007:

	June 30, 2008		September 30, 2007
		Weighted		Weighted
		Average		Average
	Balance	Rate (1)	Balance	Rate (1)
	($ in 000's)

Bank Deposits:
NOW Accounts	$ 3,575	0.34%	$ 4,493	1.57%
Demand Deposits (Non-Interest Bearing)	2,592	-	3,645	-
Savings and Money Market Accounts	7,506,516	1.53%	5,337,587	4.59%
Certificates of Deposit	233,456	4.31%	239,534	4.75%
Total Bank Deposits	$7,746,139	1.61%	$5,585,259	4.59%

(1) Weighted average rate calculation is based on the actual deposit balances at June 30, 2008 and September 30, 2007.

RJBank had deposits from RJF executive officers and directors of $89,000 and $234,000 at June 30, 2008 and September 30, 2007, respectively.

Scheduled maturities of certificates of deposit and brokered certificates of deposit at June 30, 2008 and September 30, 2007 were as follows:

	June 30, 2008		September 30, 2007
	Denominations		Denominations
	Greater than	Denominations	Greater than	Denominations
	or Equal	Less than	or Equal	Less than
	to $100,000	$100,000	to $100,000	$100,000
	(in 000's)

Three Months or Less	$ 11,437	$ 28,865	$ 14,386	$ 23,922
Over Three Through Six Months	9,032	19,896	10,949	28,980
Over Six Through Twelve Months	15,301	38,052	11,790	38,005
Over One Through Two Years	14,718	39,765	14,706	36,997
Over Two Through Three Years	6,631	18,632	7,978	22,345
Over Three Through Four Years	7,123	12,789	7,857	14,103
Over Four Years	3,097	8,118	1,802	5,714
Total	$ 67,339	$ 166,117	$ 69,468	$ 170,066

Interest expense on deposits is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in 000's)

Certificates of Deposit	$ 2,570	$ 2,749	$ 8,233	$ 8,204
Money Market, Savings and
NOW Accounts	30,348	52,908	142,692	119,311
Total	$ 32,918	$ 55,657	$ 150,925	$ 127,515

NOTE 8 – LOANS PAYABLE:

Loans payable at June 30, 2008 and September 30, 2007 are presented below:

	June 30,	September 30,
	2008	2007
	(in 000's)
Short-Term Borrowings:
Borrowings on Lines of Credit (1)	$ 200,000	$ 2,685
Current Portion of Mortgage Notes Payable	2,833	2,731
Federal Home Loan Bank Advances (2)	-	5,000
Total Short-Term Borrowings	202,833	10,416

Long-Term Borrowings:
Mortgage Notes Payable (3)	60,071	62,224
Federal Home Loan Bank Advances (2)	50,000	50,000
Total Long-Term Borrowings	110,071	112,224

Total Loans Payable	$ 312,904	$ 122,640

(1)
At June 30, 2008, the Company maintained two 364-day committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At June 30, 2008, the aggregate domestic lines were $1.3 billion and CDN $40 million, respectively. The interest rates for these lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. For the three months ended June 30, 2008, interest rates on the lines of credit ranged from 2.36% to 4.38%. For the three months ended June 30, 2007, interest rates on the lines of credit ranged from 5.00% to 6.28%. Loans on the secured uncommitted lines of credit are collateralized by Company owned securities. The Company maintains a $600 million uncommitted tri-party repurchase agreement line of credit. Under this agreement, the Company pledges certain of its trading inventory as collateral against borrowings on this line. The required market value of the collateral ranges from 102% to 105% of the cash borrowed. The interest rate is set daily based on market conditions for Fed funds. The lender is under no obligation to lend to the Company under this tri-party line at any given time. Under this agreement, there were no secured short-term borrowings outstanding at June 30, 2008. The Company’s $200 million and $50 million committed lines of credit are subject to 0.125% and 0.15% per annum facility fees, respectively. At June 30, 2008, the Company’s entire $200 million committed line of credit was outstanding. Subsequent to June 30, 2008 the Company repaid $80 million of this debt and entered into a new 364-day $100 million committed tri-party repurchase agreement line of credit.

In addition, the Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: two in Turkey totaling $10.5 million and one in Argentina for $9.0 million. At June 30, 2008, there were no outstanding balances on the settlement lines in Argentina and Turkey. At June 30, 2008 the aggregate unsecured settlement lines of credit available were $95.1 million, and there were no outstanding balances on these lines. The interest rates for these lines of credit ranged from 9% to 17%.

(2)
RJBank had $50 million in FHLB advances outstanding at June 30, 2008, which was comprised of several long-term, fixed rate advances. The weighted average interest rate on these fixed rate advances at June 30, 2008 was 5.19%. The outstanding FHLB advances mature between September 2010 and February 2011. The maximum amount of FHLB advances outstanding at any month-end during the three months ended June 30, 2008 and 2007 was $55 million and $60 million, respectively. The average amounts of FHLB advances outstanding and the weighted average interest rate thereon for the three months ended June 30, 2008 and 2007 were $53.6 million at a rate of 5.25% and $59.6 million at a rate of 5.26%, respectively. These advances are secured by a blanket lien on RJBank's residential loan portfolio granted to FHLB. The FHLB has the right to convert advances totaling $35 million at June 30, 2008 to a floating rate at one or more future dates. RJBank has the right to prepay these advances without penalty if the FHLB exercises its right.

(3)
Mortgage notes payable evidences a mortgage loan for the financing of the Company's home office complex. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $68.5 million at June 30, 2008.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into interest rate swaps and futures contracts as part of its fixed income business to facilitate customer transactions and to hedge a portion of the Company’s trading inventory. These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the statement of income for the period. Any collateral exchanged as part of the swap agreement is recorded in Broker Receivables and Payables in the statement of financial condition for the period. The Company had outstanding interest rate derivative contracts with notional amounts of $3.5 billion at June 30, 2008 and September 30, 2007. The notional amount of a derivative contract does not change hands; it is simply used as a reference to calculate payments. Accordingly, the notional amount of the Company’s derivative contracts outstanding at June 30, 2008 greatly exceeds the possible losses that could arise from such transactions. The net market value of all open derivative positions at June 30, 2008 and September 30, 2007 was $19.9 million and $22.2 million, respectively.

To mitigate interest rate risk in a significantly rising rate environment, RJBank purchased three year term interest rate caps with high strike rates (more than 300 basis points higher than current rates) during the quarter ended June 30, 2008 that will increase in value if interest rates rise and entitle RJBank to cash flows if interest rates rise above strike rates. These positions are recorded at fair value with any changes in fair value recorded in Other Revenue within the statement of income for the period. At June 30, 2008, the notional amount of the interest rate caps held by RJBank was $1 billion and the fair value was $1.3 million.

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

NOTE 10 – INCOME TAXES:

The Company adopted the provisions of FIN 48 on October 1, 2007. The impact of the adoption of FIN 48 resulted in a decrease to beginning retained earnings and an increase to the liability due to unrecognized tax benefits of approximately $4.2 million.

The total amount of gross unrecognized tax benefits as of the date of adoption was approximately $8.6 million. Of this total, approximately $6.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. At June 30, 2008 the Company’s liability for unrecognized tax benefits decreased to $5.7 million and the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income from continuing operations decreased to $4.0 million. Approximately $2.8 million of the decrease in unrecognized tax benefits was the result of the conclusion of various state tax audits.

The Company recognizes the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. Interest and penalties accrued as of the beginning of the year was $1.6 million. During the nine months ended June 30, 2008, accrued interest expense related to unrecognized tax benefits increased by approximately $150,000. During the nine months ended June 30, 2008, penalty expense related to unrecognized tax benefits increased by $50,000. Interest and penalties accrued as of June 30, 2008 were $1.8 million.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental").  The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation.  In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment.  The value of this leveraged lease with Continental was approximately $9.1 million as of June 30, 2008.  The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years was originally projected to be 15% of the original cost and has not been adjusted since inception. This lease expires in May 2014.

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

RJBank had $50 million in FHLB advances outstanding at June 30, 2008, which was comprised of several long-term, fixed rate advances. RJBank had $1.6 billion in immediate credit available from the FHLB at June 30, 2008 and total available credit of $3.3 billion with the pledge of additional collateral to the FHLB. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more information.

At June 30, 2008 and September 30, 2007, no securities other than FHLB stock were pledged by RJBank as collateral with the FHLB for advances. In addition to the FHLB stock pledged as collateral for advances, RJBank provided the FHLB with a blanket lien against RJBank's entire portfolio of residential mortgage loans.

As of June 30, 2008, RJBank has entered into overnight reverse repurchase agreements totaling $725 million with three counterparties, with individual exposures of $385 million, $280 million and $60 million. Although RJBank is exposed to risk that these counterparties may not fulfill their contractual obligations, the Company believes the risk of default is minimal due to the creditworthiness of these counterparties, collateral received and the short duration of these agreements.

As of September 30, 2007, RJBank had not settled purchases of $300.6 million in syndicated loans (included in Bank Loans, Net) due to the sellers’ delays in finalizing settlement, all of which had settled prior to March 31, 2008. As of June 30, 2008, RJBank had not settled the purchases of $19.6 million in syndicated loans. These loans are expected to be settled during the three months ended September 30, 2008.

See Note 15 of the Notes to Condensed Consolidated Financial Statements with respect to RJBank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract expires in 2016 and has a 4% annual escalation clause. Expenses of $796,000 and $765,000 were recognized in the three months ended June 30, 2008 and 2007, respectively. Expenses of $2,356,000 and $2,266,000 were recognized in the nine months ended June 30, 2008 and 2007, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments of Raymond James & Associates (“RJA”) that were open at June 30, 2008 and were subsequently settled had no material effect on the consolidated financial statements as of that date. Transactions relating to such commitments of Raymond James Ltd. (“RJ Ltd.”) that were recorded and open at June 30, 2008 were approximately CDN $1.5 million.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At June 30, 2008, the Company had client margin securities valued at $134.6 million pledged with a clearing organization to meet the point in time requirement of $76.4 million. At September 30, 2007, the Company had client margin securities valued at $135.7 million pledged with a clearing organization to meet the point in time requirement of $67.5 million.

In January 2008, Sirchie Acquisition Company, LLC (“SAC”), an 80% owned indirect subsidiary of the Company, acquired substantially all of the business, assets, and properties of Sirchie Finger Print Laboratories, Inc. (“Sirchie”), the assets or stock of several other companies and certain real estate. The Company’s equity investment in SAC was approximately $20 million. SAC also acquired 51% of the common stock of Law Enforcement Associates Corporation as part of the transaction. This acquisition is one of the Company’s recent merchant banking initiatives.

SAC has been advised by the Commerce and Justice Departments that they intend to seek civil and criminal sanctions against it, as the purported successor in interest to Sirchie, based upon alleged breaches of Department of Commerce export control suspension orders by Sirchie and its former majority shareholder that occurred prior to the acquisition. Discussions are ongoing and the impact, if any, on the value of this investment is indeterminate at this time.

The Company has committed a total of $56.5 million, in amounts ranging from $200,000 to $5.0 million, to 43 different independent venture capital or private equity partnerships. As of June 30, 2008, the Company has invested $37.1 million of that amount and has received $29.9 million in distributions. Additionally, the Company controls the general partner in two internally sponsored private equity limited partnerships to which it has committed $14.0 million. Of that amount, the Company has invested $13.0 million and has received $9.2 million in distributions as of June 30, 2008. The Company is not the controlling general partner in another internally sponsored private equity limited partnership to which it has committed $30.0 million. As of June 30, 2008, the Company has invested $2.3 million of that amount and has not received any distributions.

The Company is the general partner in the EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At June 30, 2008, the funds have unfunded commitments of $2.5 million.

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

At June 30, 2008, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of Collateral (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 986,727
Securities Received in Securities Borrowed Vs. Cash Transactions	868,734
Collateral Received for Margin Loans	1,619,573
Total	$3,475,034

During the quarter certain collateral was repledged. At June 30, 2008, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of Collateral and Trading Securities (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 68,792
Securities Received in Securities Borrowed Vs. Cash Transactions	815,533
Collateral Received for Margin Loans	134,575
Total	$1,018,900

At June 30, 2008, the Company maintained two 364-day committed and several uncommitted lines of credit denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars. At June 30, 2008, the aggregate domestic lines were $1.3 billion and CDN $40 million. The interest rates for these lines of credit are variable and are based on the Fed Funds rate, LIBOR, and Canadian prime rate. At June 30, 2008, the Company’s entire $200 million committed line of credit was outstanding. Subsequent to June 30, 2008 the Company repaid $80 million of this debt and entered into a new 364-day $100 million committed tri-party repurchase agreement line of credit. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more information.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: two in Turkey totaling $10.5 million and one in Argentina for $9.0 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more information. The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At June 30, 2008, there were no outstanding performance guarantees in Argentina or Turkey.

The Company guarantees the existing mortgage debt of RJA of approximately $62.9 million. The Company guarantees interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Subsequent to quarter end, the Company made a commitment to purchase and potentially hold up to $75 million of unsold interests in one of RJTCF’s current fund offerings. In such an event, the Company would expect to resell these interests to other investors, however the holding period of these interests could be much longer than 90 days. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At June 30, 2008, cash funded to invest in either loans or investments in project partnerships was $29.7 million. At June 30, 2008, RJTCF is also committed to additional future fundings of $53.2 million related to project partnerships that have not yet been sold to various tax credit funds (including the fund offering mentioned previously that the Company made a commitment to purchase and potentially hold up to $75 million of unsold interests). The Company and RJTCF also issue certain guarantees to various third parties related to project partnerships, interests in which have been or are expected to be sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $16.1 million as of June 30, 2008.

The Company was required to enter into two agreements, both with Raymond James Trust, National Association and one with the Office of the Controller of the Currency (“OCC”), as a condition to the conversion of Raymond James Trust Company, now known as Raymond James Trust, National Association, (‘RJT”) from a state to a federally chartered institution. The conversion was effective January 1, 2008. Effective July 1, 2008, the Company merged its second state-chartered trust company, Raymond James Trust Company West, into RJT. Under those agreements, the Company is obligated to provide RJT with sufficient capital in a form acceptable to the OCC to meet and maintain the capital and liquidity requirements commensurate with RJT’s risk profile for its conversion and any subsequent requirements of the OCC. The conversion expands RJT’s market nationwide, while substituting federal for multiple state regulatory oversight. RJT’s federal charter limits it to fiduciary activities. Thus, capital requirements are not expected to be significant. Based on current projections, RJT’s existing capital is expected to be sufficient for the foreseeable future.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. RJY is vigorously contesting most aspects of this assessment and has sought reconsideration of the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has recorded a provision for loss in its consolidated financial statements for its net equity interest in this joint venture. As of June 30, 2008, RJY had total capital of approximately $9.3 million, of which the Company owns approximately 50%.

In connection with auction rate securities (“ARS”), the Company's primary broker dealers, RJA and RJFS, have been subject to ongoing examinations by the Securities and Exchange Commission (“SEC”) and the New York Attorney General's Office. The Company is also named in a class action similar to that filed against a number of brokerage firms alleging various securities law violations. The Company has no other litigation pending involving auction rate securities. The Company announced in April 2008 that customers held approximately $1.9 billion of ARS which as of June 30, 2008 had declined to approximately $1.3 billion due to the redemption and refinancing of ARS.

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

NOTE 12 - CAPITAL TRANSACTIONS:

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended June 30, 2008:

	Number of	Average
Period	Shares Purchased (1)	Price Per Share

April 1, 2008 – April 30, 2008	-	-
May 1, 2008 – May 31, 2008	-	-
June 1, 2008 – June 30, 2008	397	$28.55
Total	397	$28.55

(1)
The Company does not have a formal stock repurchase plan. On May 20, 2004, the Board of Directors authorized $75 million for repurchases pursuant to prior authorization from the Board of Directors. During March 2008, the Company exhausted this authorization. On March 11, 2008, the Board of Directors authorized an additional $75 million for repurchases at the discretion of the Board’s Share Repurchase Committee. Since May 2004, 3,355,961 shares have been repurchased for a total of $77.4 million, leaving $72.6 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. Accordingly, the Company purchased 2,634,833 shares in open market transactions for the nine months ended June 30, 2008. During the nine months ended June 30, 2008, 241,614 shares were purchased for the trust fund that was established and funded to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Company’s wholly owned Canadian subsidiary (see Note 17 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 for more information on this trust fund). The Company also purchased 397 shares that were surrendered by employees as payment for option exercises during the three months ended June 30, 2008.

NOTE 13 – SHARE-BASED COMPENSATION:

The Company applies the provisions of SFAS No. 123R, “Share-Based Payment”, to account for share-based awards made to employees and directors. This pronouncement requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors to be based on estimated fair values.  The Company’s share-based employee and outside director compensation plans are described more fully in Note 17 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007. The Company’s net income for the three and nine months ended June 30, 2008 includes $8.2 million and $26.7 million, respectively, of compensation costs and $2.7 million and $8.4 million, respectively of income tax benefits related to the Company’s share-based awards to employees and members of its Board of Directors. The Company’s net income for the three and nine months ended June 30, 2007 includes $7.1 million and $20.7 million, respectively, of compensation costs and $2.3 million and $6.2 million, respectively of income tax benefits related to the Company’s share-based awards to employees and members of its Board of Directors.

During the three months ended June 30, 2008, the Company granted 2,400 stock options and 187,767 shares of restricted stock to employees under its share-based employee compensation plans. During the nine months ended June 30, 2008, the Company granted 1,490,450 stock options, 1,108,791 shares of restricted stock and 240,483 restricted stock units to employees under its share-based employee compensation plans. During the nine months ended June 30, 2008, 17,500 stock options were granted to outside directors. Restricted stock grants under the 2007 Stock Bonus Plan and the 2005 Restricted Stock Plan are limited to 750,000 and 1,350,000 shares, respectively, per fiscal year.

The weighted-average grant-date fair value of stock options granted to employees and directors during the three and nine months ended June 30, 2008 was $7.59 and $8.24 per share, respectively. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $15.3 million as of June 30, 2008, and will be recognized as expense over a weighted-average period of approximately 2.9 years.

The weighted-average grant-date fair value of restricted stock granted to employees during the three and nine months ended June 30, 2008 was $24.71 and $30.15 per share, respectively. Pre-tax unrecognized compensation expense for unvested restricted stock granted to employees, net of estimated forfeitures, was $61.9 million as of June 30, 2008, and will be recognized as expense over a weighted-average period of approximately 2.9 years.

The weighted-average grant-date fair value of restricted stock units granted to employees during the nine months ended June 30, 2008 was $30.29 per share.  Pre-tax unrecognized compensation expense for unvested restricted stock units granted to employees, net of estimated forfeitures, was $6.4 million as of June 30, 2008, and will be recognized as expense over a weighted-average period of approximately 1.5 years.

Under one of its non-qualified fixed stock option plans, the Company may grant stock options to its independent contractor Financial Advisors.  In addition, the Company may grant restricted stock units or restricted shares of common stock to its independent contractor Financial Advisors under one of its restricted stock plans.  The Company accounts for share-based awards to its independent contractor Financial Advisors in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 for more information). Due to the increase in the value of the Company’s common stock during the quarter ended June 30, 2008, the Company’s net income for the three months ended June 30, 2008 includes $2.6 million and $1.0 million, respectively, of compensation costs and income tax benefits related to the Company’s share-based awards to its independent contractor Financial Advisors. Due to the decline in the value of the Company’s common stock during the nine months ended June 30, 2008, the Company’s net income for the nine months ended June 30, 2008 includes $2.1 million and $0.8 million, respectively, of reductions in compensation expense and income tax benefits related to the Company’s share-based awards to its independent contractor Financial Advisors. The Company’s net income for the three and nine months ended June 30, 2007 includes $1.9 million and $4.8 million, respectively, of compensation costs and $0.7 million and $1.8 million, respectively, of income tax benefits related to the Company’s share-based plans available for awards to its independent contractor Financial Advisors.

During the three months ended June 30, 2008, the Company granted 27,332 shares of restricted stock to its independent contractor Financial Advisors. During the nine months ended June 30, 2008, the Company granted 48,000 stock options and 72,651 shares of restricted stock to its independent contractor Financial Advisors.

As of June 30, 2008, there was $3.0 million of total unrecognized pre-tax compensation cost related to unvested stock options granted to its independent contractor Financial Advisors based on an estimated weighted-average fair value of $7.79 per share at that date.  These costs are expected to be recognized over a weighted average period of approximately 2.9 years.

As of June 30, 2008, there was $2.6 million of total unrecognized pre-tax compensation cost related to unvested restricted stock granted to its independent contractor Financial Advisors based on an estimated fair value of $26.39 per share at that date. These costs are expected to be recognized over a weighted average period of approximately 4 years.

NOTE 14 - REGULATIONS AND CAPITAL REQUIREMENTS:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the Financial Industry Regulatory Authority (“FINRA”), is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, Raymond James Financial Services, Inc. (“RJFS”), Heritage Fund Distributors, Inc. (“HFD”), and Raymond James (USA) Ltd. (“RJ(USA)”) have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at June 30, 2008 and September 30, 2007 was as follows:

	June 30,	September 30,
	2008	2007
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	19.27%	21.94%
Net Capital	$ 320,567	$ 332,873
Less: Required Net Capital	(33,268)	(30,344)
Excess Net Capital	$ 287,299	$ 302,529

At June 30, 2008 and September 30, 2007, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at June 30, 2008 and September 30, 2007 was as follows:

	June 30,	September 30,
	2008	2007
	(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$ 59,702	$ 70,583
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 59,452	$ 70,333

At June 30, 2008 and September 30, 2007, HFD had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of HFD at June 30, 2008 and September 30, 2007 was as follows:

	June 30,	September 30,
	2008	2007
	(in 000’s)
Heritage Fund Distributors, Inc.:
(Alternative Method Elected)
Net Capital	$ 2,359	$ 6,039
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 2,109	$ 5,789

The net capital position of RJ(USA) at June 30, 2008 and September 30, 2007 was as follows:

	June 30,	September 30,
	2008	2007
	($ in 000's)
Raymond James (USA) Ltd.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	96.44%	23.00%
Net Capital	$ 3,762	$ 3,418
Less: Required Net Capital	(250)	(299)
Excess Net Capital	$ 3,512	$ 3,119

At June 30, 2008 and September 30, 2007, RJ(USA) had Aggregate Debit Items of $3,901,000 and $14,967,000. The minimum capital required was the greater of $250,000 or 2% of Aggregate Debit Items. The capital required for June 30, 2008 and September 30, 2007 was $250,000 and $299,000, respectively.

RJ Ltd. is subject to the Minimum Capital Rule (Dealer Member Rule No. 17 of the Investment Industry Regulatory Organization of Canada ("IIROC")) and the Early Warning System (Dealer Member Rule No. 30 of the IIROC). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IIROC may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IIROC.

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning Level 1 or Level 2 at June 30, 2008 or September 30, 2007. The Risk Adjusted Capital of RJ Ltd. at June 30, 2008 and September 30, 2007 was as follows (in Canadian dollars):

	June 30,	September 30,
	2008	2007
	(in 000’s)
Raymond James Ltd.:
Risk Adjusted Capital before minimum	$ 51,517	$ 47,974
Less: Required Minimum Capital	(250)	(250)
Risk Adjusted Capital	$ 51,267	$ 47,724

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of June 30, 2008, RJBank meets all capital adequacy requirements to which it is subject.

As of June 30, 2008, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJBank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of June 30, 2008:
Total Capital (to
Risk-Weighted Assets)	$ 624,732	10.2%	$ 491,984	8.0%	$ 614,980	10.0%
Tier I Capital (to
Risk-Weighted Assets)	547,909	8.9%	245,992	4.0%	368,988	6.0%
Tier I Capital (to
Adjusted Assets)	547,909	6.5%	335,124	4.0%	418,905	5.0%

As of September 30, 2007:
Total Capital (to
Risk-Weighted Assets)	$ 420,704	10.1%	$ 332,832	8.0%	$ 416,040	10.0%
Tier I Capital (to
Risk-Weighted Assets)	368,699	8.9%	166,416	4.0%	249,624	6.0%
Tier I Capital (to
Adjusted Assets)	368,699	5.8%	253,048	4.0%	316,309	5.0%

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

RJBank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at June 30, 2008 and September 30, 2007, is as follows:

	June 30,	September 30,
	2008	2007
	(in 000's)

Standby Letters of Credit	$ 229,810	$ 100,397
Open End Consumer Lines of Credit	41,988	27,871
Commercial Lines of Credit	1,345,688	1,218,690
Unfunded Loan Commitments - Variable Rate (1)	570,643	397,752
Unfunded Loan Commitments - Fixed Rate	6,956	12,831

(1)	Includes commitments to purchase pools of adjustable rate whole first mortgage loans.

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

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of June 30, 2008, $229.8 million of such letters of credit were outstanding. Of the letters of credit outstanding, $227.5 million are underwritten as part of a larger corporate credit relationship. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the debtor under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the maximum potential future amount of any payments of amounts drawn down under the existing letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, RJBank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

See Note 20 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 for more information regarding the Company’s financial instruments with off-balance sheet risk.

NOTE 16 – EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in 000’s, except per share amounts)

Net Income	$ 69,938	$ 68,353	$ 185,970	$ 187,463

Weighted Average Common Shares
Outstanding During the Period	115,633	116,135	116,573	115,353

Dilutive Effect of Stock Options and Awards (1)	2,639	3,005	2,639	3,072

Weighted Average Diluted Common
Shares (1)	118,272	119,140	119,212	118,425

Net Income per Share – Basic	$ 0.60	$ 0.59	$ 1.59	$ 1.63

Net Income per Share - Diluted (1)	$ 0.59	$ 0.57	$ 1.56	$ 1.58

Securities Excluded from Weighted Average
Diluted Common Shares Because Their Effect
Would Be Antidilutive	3,623	694	3,045	1,247

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

The Asset Management segment includes investment portfolio management services of Eagle Asset Management, Inc., Eagle Boston Investment Management, Inc., and Raymond James Consulting Services (RJA’s asset management services division), mutual fund management by Heritage Asset Management, Inc., and trust services of Raymond James Trust, National Association. and Raymond James Trust Company West. In addition to the asset management services noted above, this segment also offers fee-based programs to clients who have contracted for portfolio management services from outside money managers.

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

The Proprietary Capital segment consists of the Company’s principal capital and private equity activities including: various direct and third party private equity and merchant banking investments (including Raymond James Capital, Inc., a captive merchant banking business), short-term special situation mezzanine and bridge investments, the EIF Funds, and three private equity funds sponsored by the Company: Raymond James Capital Partners, L.P., Ballast Point Ventures, L.P., and Ballast Point Ventures II, L.P.

The Other segment includes certain corporate activities of the Company.

Information concerning operations in these segments of business is as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in 000’s)
Revenues:
Private Client Group	$ 472,843	$ 499,475	$ 1,488,871	$ 1,421,824
Capital Markets	147,047	146,383	386,009	373,508
Asset Management	57,629	58,094	179,826	173,652
RJBank	96,222	79,221	303,945	186,000
Emerging Markets	10,339	14,676	32,985	43,126
Stock Loan/Borrow	6,728	19,573	29,015	49,284
Proprietary Capital	16,134	6,715	18,475	11,917
Other	1,806	(1,384)	5,947	11,342
Total Revenues	$ 808,748	$ 822,753	$ 2,445,073	$ 2,270,653

Income Before Provision for Income Taxes:
Private Client Group	$ 36,654	$ 56,158	$ 143,478	$ 161,527
Capital Markets	27,882	25,571	41,722	53,022
Asset Management	13,365	16,480	45,050	46,520
RJBank	37,957	8,729	78,622	24,962
Emerging Markets	(348)	(2,931)	(1,618)	1,674
Stock Loan/Borrow	1,893	1,421	4,827	2,995
Proprietary Capital	5,794	4,400	4,563	4,617
Other	(8,079)	70	(12,951)	1,302
Pre-Tax Income	$ 115,118	$ 109,898	$ 303,693	$ 296,619

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in 000’s)
Net Interest Income (Expense):
Private Client Group	$ 22,205	$ 31,710	$ 70,896	$ 92,729
Capital Markets	638	(2,265)	1,048	(6,309)
Asset Management	145	359	928	1,021
RJBank	63,922	22,498	147,109	55,712
Emerging Markets	240	808	1,950	2,219
Stock Loan/Borrow	2,338	2,344	7,027	6,496
Proprietary Capital	152	289	1,160	915
Other	571	1,855	5,546	9,570
Net Interest Income	$ 90,211	$ 57,598	$ 235,664	$ 162,353

The following table presents the Company's total assets on a segment basis:

	June 30,	September 30,
	2008	2007
	(in 000’s)
Total Assets:
Private Client Group *	$ 6,874,482	$ 6,608,059
Capital Markets **	1,399,285	1,533,273
Asset Management	78,029	95,894
RJBank	8,339,757	6,312,966
Emerging Markets	82,271	104,238
Stock Loan/Borrow	1,186,139	1,302,937
Proprietary Capital	167,082	115,062
Other	152,143	181,739
Total	$ 18,279,188	$ 16,254,168

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

The Company has operations in the U.S., Canada, Europe and joint ventures in Turkey and Latin America. Substantially all long-lived assets are located in the U.S. Revenues, classified by the major geographic areas in which they are earned, were as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in 000’s)
Revenues:
United States	$ 717,014	$ 732,547	$ 2,164,936	$ 2,013,485
Canada	69,804	63,551	203,832	177,651
Europe	13,159	12,682	45,764	38,957
Other	8,771	13,973	30,541	40,560
Total	$ 808,748	$ 822,753	$ 2,445,073	$ 2,270,653

The Company has $10.3 million invested, net of a $4.6 million reserve for its Turkish joint venture interest, in emerging market joint ventures, which carry greater risk than amounts invested in developed markets.

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

Historically, the Company’s overall results have been highly correlated to the activity levels in the U.S. equity markets. Active securities markets, a steep, positively sloping yield curve and upward movements in equity indices have a positive impact, while volatile interest rates and disruption in credit markets have a negative impact on brokerage results. As Raymond James Bank (“RJBank”) continues to grow and a greater percentage of the firm’s revenues come from interest earnings and recurring asset based fees, results have become somewhat more insulated from these market influences. The Company is currently operating in a challenging environment: indications of a possible recession and financial services industry issues related to credit quality, auction rate securities and liquidity are negatively impacting activity levels, and the current equity market conditions continue to dampen investment banking activity. However, positive Financial Advisor recruiting results (especially in the employee subsidiary), increased institutional commissions, and continued loan growth coupled with improved interest rate spreads at RJBank had a positive impact on results and should position the Company well for future periods. The Company also had strong trading profits and capital gains on proprietary investments in the current quarter.

Segments

The Company currently operates through the following eight business segments: Private Client Group; Capital Markets; Asset Management; Raymond James Bank; Emerging Markets; Stock Loan/Borrow, Proprietary Capital and certain corporate activities in the Other segment.

The following table presents the gross revenues and pre-tax earnings of the Company on a segment basis for the periods indicated:

	Three Months Ended
	June 30,	June 30,	Percentage
	2008	2007	Change
	(in 000’s)
Total Company
Revenues	$ 808,748	$ 822,753	(2%)
Pre-tax Earnings	$ 115,118	$ 109,898	5%

Private Client Group
Revenues	472,843	499,475	(5%)
Pre-tax Earnings	36,654	56,158	(35%)

Capital Markets
Revenues	147,047	146,383	0%
Pre-tax Earnings	27,882	25,571	9%

Asset Management
Revenues	57,629	58,094	(1%)
Pre-tax Earnings	13,365	16,480	(19%)

Raymond James Bank
Revenues	96,222	79,221	21%
Pre-tax Earnings	37,957	8,729	335%

Emerging Markets
Revenues	10,339	14,676	(30%)
Pre-tax Loss	(348)	(2,931)	88%

Stock Loan/Borrow
Revenues	6,728	19,573	(66%)
Pre-tax Earnings	1,893	1,421	33%

Proprietary Capital
Revenues	16,134	6,715	140%
Pre-tax Earnings	5,794	4,400	32%

Other
Revenues	1,806	(1,384)	230%
Pre-tax (Loss)Earnings	(8,079)	70	(11,641%)

Results of Operations – Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

Total Company

Total Company net revenues increased 8% to $742.0 million from $688.7 million in the prior year. Net interest earnings increased 57% or $32.6 million with net income up 2% from the prior year quarter. The current year results include increased net interest income, positive trading results, a write-up on proprietary capital investments, and increased institutional commissions, net of increased non-interest expenses. The Company’s effective tax rate for the quarter continues to be higher than it has been for the previous quarters primarily as a result of the current year nondeductible unrealized loss on the Company’s corporate owned life insurance investment, in contrast to the gain in the prior year. It is currently anticipated that the annual tax rate will be 2% higher than the prior year. Diluted net income was $0.59 per share, versus $0.57 per share in the prior year quarter.

Net Interest Analysis

The following table presents average balance data and interest income and expense data for the Company, as well as the related net interest income. The respective average rates are presented on an annualized basis.

	Three Months Ended
	June 30,			June 30,
	2008			2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$1,575,228	$ 17,662	4.48%	$1,423,603	$ 27,116	7.62%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	4,072,571	21,381	2.10%	3,732,500	49,269	5.28%
Interest-Earning Assets
of RJBank (1)	8,286,161	97,692	4.72%	5,243,979	78,939	6.02%
Stock Borrow		6,728			19,573
Interest-Earning Assets
of Variable Interest Entities		125			174
Other		13,347			16,620

Total Interest Income		156,935			191,691

Interest-Bearing Liabilities:
Client Interest Program	$5,211,264	20,827	1.60%	$4,616,939	50,795	4.40%
Interest-Bearing Liabilities
of RJBank (1)	7,796,117	33,770	1.73%	4,897,454	56,441	4.61%
Stock Loan		4,390			17,229
Interest-Bearing Liabilities of
Variable Interest Entities		973			1,842
Other		6,764			7,786

Total Interest Expense		66,724			134,093

Net Interest Income		$ 90,211			$ 57,598

(1)	See Raymond James Bank section in Item 2 of Part I for details.

Net interest increased $32.6 million, or 57%, over the same quarter in the prior year. RJBank’s net interest increased $41.4 million, or 184%, while net interest in the Private Client Group declined $9.5 million, or 30%. RJBank benefited not only from the continued growth of its loan portfolio but also from increased spreads. There were two specific factors which enhanced the interest rate spreads at RJBank as follows: (1) as rates were declining over the quarter, a larger spread was realized on a large portion of the 5/1 adjustable rate mortgage portfolio that is still in its fixed rate period; and (2) RJBank benefited from a historically high LIBOR rate (used for pricing the entire corporate loan portfolio) relative to RJBank’s cost of funds, which are Fed funds based. As a result, RJBank had an interest rate spread of close to 3% which is not sustainable and is approximately 30 to 50 basis points above what might be expected on an ongoing basis.

Average client margin balances increased $152 million (11%) and assets segregated pursuant to regulations increased $340 million over the same quarter of the prior year. Customer cash balances held in the Client Interest Program increased $594 million despite the sweep of $550 million to RJBank in late March 2008. Net interest in the Private Client Group was negatively impacted by the sweep of customer deposits to RJBank in late March and by lower spreads. This segment is negatively impacted by interest rate cuts as the rate is lowered immediately on the interest earning assets while the lowering of the interest rate paid to clients occurs over a period of weeks to remain competitive with money market fund yields.

Private Client Group

The Private Client Group (“PCG”) segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom.  The Private Client Group Financial Advisors provide securities brokerage services including the sale of equity securities, mutual funds, fixed income instruments, annuities and insurance products. This segment accounted for 58% of the Company's revenues for the three months ended June 30, 2008. It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances.  The Company primarily charges for the services provided to its Private Client Group clients based on commission schedules or through asset based advisory fees.

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

			June 30,	June 30,
		Independent	2008	2007
	Employee	Contractors	Total	Total
Private Client Group - Financial Advisors:
RJA	1,159	-	1,159	1,054
RJFS	-	3,114	3,114	3,074
RJ Ltd.	193	164	357	325
RJIS	-	86	86	76
Total Financial Advisors	1,352	3,364	4,716	4,529

The Private Client Group Segment continues to be positively impacted by the successful recruiting of employee Financial Advisors and increased Financial Advisor productivity. RJA added a net 105 Financial Advisors versus June of the prior year, as the Company continued to benefit from brokerage industry unrest. Average annual production per RJA Financial Advisor increased 12% from $465,000 to $520,000 and average annual production per RJFS Financial Advisor also increased 12% from $300,000 to $336,000 over the same quarter prior year. RJ Ltd. added 32 Financial Advisors versus the prior June. These factors are being offset by the poor equity market environment. As a result, PCG commissions were essentially flat with the prior year quarter.

The pre-tax segment results declined 35% versus the prior year on flat net revenues. The segment results were impacted by a $9.5 million decline in net interest income from the prior year primarily due to declining interest rates which compressed net interest earnings despite higher client balances. In addition, the business margins continue to be negatively impacted by the expenses associated with successful recruiting, including commission concessions, the expense associated with the amortization of advances, account transfer fees, new branch expenses and additional support staff.

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; financial advisory services including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions. The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions accounted for 63% of the segment’s revenues and are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the Company is involved. This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Capital Market’s quarterly results increased approximately $2.3 million, or 9%, from the comparable prior year quarter. Market conditions led to a $17.5 million, or 23%, increase in commissions, with fixed income commissions up $17 million, or 93%, over the prior year quarter. Total firm investment banking revenues were down $15.6 million, or 30%. Trading profits were higher than normal at $11 million, a combination of $12.9 million in fixed income trading profits and the continued domestic equity trading and RJ Ltd. losses related to facilitating customer trades. In the prior year quarter, the Company had trading profits of $6 million. Given the retraction in the market for low-income housing tax credit investments, RJTCF anticipates a decrease in its profitability for fiscal year 2008 as compared to the prior fiscal year.

	Three Months Ended
	June 30,	June 30,
	2008	2007
Number of managed/co-managed public equity offerings:
United States	18	22
Canada	7	14

Total dollars raised (in 000's):
United States	$ 2,805,844	$ 5,948,290
Canada (in U.S. dollars)	$ 323,619	$ 362,909

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

The following table presents the assets under management as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2008	2008	2007	2007
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$ 13,305,076	$ 13,038,733	$ 14,224,337	$ 14,266,727
Heritage Family of Mutual Funds	9,680,756	9,776,781	9,746,392	9,171,175
Raymond James Consulting Services	8,746,216	8,638,306	9,424,142	9,500,542
Eagle Boston Investment Management, Inc.	646,355	633,820	740,069	704,398
Freedom Accounts	8,460,404	8,173,769	8,388,208	7,558,255
Total Assets Under Management	$ 40,838,807	$ 40,261,409	$ 42,523,148	$ 41,201,097

Less: Assets Managed for Affiliated Entities	(5,006,486)	(4,878,202)	(5,249,550)	(5,069,619)

Total Third Party Assets
Under Management	$ 35,832,321	$ 35,383,207	$ 37,273,598	$ 36,131,478

Total Company investment advisory fees were flat with the prior year quarter. Assets under management were bolstered by net sales, one of the impacts of positive PCG recruiting results, offset by market depreciation. The increased balances are predominantly in Heritage money market and Freedom accounts, with declines in Eagle and other equity based accounts. Expenses for the segment increased 6% versus the prior year quarter. Pre-tax margins were 23% versus 28% in the prior year quarter.

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

Gross revenues increased 21%, net revenues increased 174% and pre-tax profits at RJBank increased 335% compared to the same quarter in the prior year. Interest revenue at RJBank increased $18.8 million with the loan balances nearly doubling from $3.4 billion to $6.7 billion and total assets increasing from $5.4 billion to $8.3 billion. Interest expense decreased $22.7 million, or 40%, with deposits increasing 54% from $5.0 billion to $7.7 billion, as the average cost of funds decreased from 4.61% to 1.73%. The growth in loan balances at RJBank gave rise to an attendant increase in loan loss provisions; the provisions for loan loss and unfunded lending commitments were $12.7 million compared to $6.2 million in the prior year quarter. Net loan charge-offs for the quarter totaled $5 million during the quarter, with $3.5 million related to the corporate loan portfolio and the remaining $1.5 million related to residential loans. RJBank owns a portfolio of Available for Sale Securities that consists primarily of mortgage backed securities. During the quarter, one position was deemed to be other-than-temporarily impaired and a loss of $2.8 million in income was recognized. As RJBank’s loan portfolios and investments continue to grow and age, it is expected that RJBank will have a certain level of write-offs. RJBank has no exposure to subprime loans.

The following table presents average balance data and interest income and expense data for the Company's banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated.  The respective average rates are presented on an annualized basis.

	Three Months Ended

	June 30, 2008			June 30, 2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned
Income (1)	$ 6,503,401	$ 83,342	5.13%	$ 3,218,633	$ 51,750	6.43%
Reverse Repurchase
Agreements	914,945	4,891	2.14%	1,491,539	19,761	5.30%
Agency Mortgage backed
Securities	264,947	1,994	3.01%	212,124	2,927	5.52%
Non-agency Collateralized
Mortgage Obligations	378,353	6,049	6.40%	279,557	3,927	5.62%
Money Market Funds, Cash and
Cash Equivalents	209,122	1,206	2.31%	33,399	443	5.31%
FHLB Stock and Other	15,393	210	5.46%	8,727	131	6.00%
Total Interest-Earning
Banking Assets	8,286,161	97,692	4.72%	5,243,979	78,939	6.02%
Non-Interest-Earning Banking Assets
and Allowance for Loan Losses	30,375			(4,386)

Total Banking Assets	$ 8,316,536			$ 5,239,593

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 235,647	$ 2,570	4.36%	$ 237,282	$ 2,749	4.63%
Money Market, Savings,
and NOW (2) Accounts	7,484,016	30,348	1.62%	4,600,568	52,908	4.60%
Loans purchased, not yet settled	22,883	149	2.60%	-	-	-
FHLB Advances	53,571	703	5.25%	59,604	784	5.26%

Total Interest-Bearing
Banking Liabilities	7,796,117	33,770	1.73%	4,897,454	56,441	4.61%

Non-Interest-Bearing
Banking Liabilities	13,898			20,805

Total Banking
Liabilities	7,810,015			4,918,259
Total Banking
Shareholder's
Equity	506,521			321,334

Total Banking
Liabilities and
Shareholder's
Equity	$ 8,316,536			$ 5,239,593

	Three Months Ended

	June 30, 2008			June 30, 2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Interest Income	$ 490,044	$ 63,922		$ 346,525	$ 22,498

Bank Net Interest:
Spread			2.99%			1.41%
Margin (Net Yield on
Interest- Earning
Bank Assets)			3.09%			1.72%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			106.29%			107.08%
Return On Average:
Total Banking Assets			1.16%			0.42%
Total Banking
Shareholder's Equity			18.98%			6.81%
Average Equity to
Average Total
Banking Assets			6.09%			6.13%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended June 30, 2008 and 2007 was $3.5million and $1.6million, respectively.

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

	Three Months Ended June 30,
	2008 Compared to 2007
	Increase (Decrease) Due To
	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income	$ 52,813	$ (21,221)	$ 31,592
Reverse Repurchase Agreements	(7,639)	(7,231)	(14,870)
Agency Mortgage Backed Securities	729	(1,662)	(933)
Non-agency Collateralized Mortgage Obligations	1,388	734	2,122
Money Market Funds, Cash and Cash Equivalents	2,332	(1,569)	763
FHLB Stock and Other	100	(21)	79

Total Interest-Earning Banking Assets	$ 49,723	$ (30,970)	$ 18,753

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ (19)	$ (160)	$ (179)
Money Market, Savings and
NOW Accounts	33,161	(55,721)	(22,560)
Loans purchased, not yet settled	149	-	149
FHLB Advances	(79)	(2)	(81)

Total Interest-Bearing Banking Liabilities	33,212	(55,883)	(22,671)

Change in Net Interest Income	$ 16,511	$ 24,913	$ 41,424

Emerging Markets

This segment includes the results of the Company’s joint ventures in Latin America and Turkey. Commission revenues increased $1.4 million, or 18%, versus the same quarter prior year. Investment banking fees in Latin America have declined  $3.4 million and trading results in Turkey declined $1.4 million from the same quarter prior year as market conditions have been unfavorable and the Turkish joint venture’s level of business has been negatively impacted by increased competition and the negative attention brought about by the current tax situation. As a result, revenues were 30% below the prior year quarter. The Company continues to record a reserve, included in other expense, for its portion of any profits/losses in the Turkish joint venture (see Note 11 of the Notes to the Condensed Consolidated Financial Statements for further information).

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

Stock Loan net revenues were flat with the same quarter in the prior year.  This was the combined result of lower average balances with a higher interest rate spread. Pre-tax profits for the segment were up 33% as the prior year quarter included certain nonrecurring legal fees.

Proprietary Capital

This segment consists of the Company’s principal capital and private equity activities including: various direct and third party private equity and merchant banking investments, short-term special situation mezzanine and bridge investments, Raymond James Employee Investment Funds I and II (the “EIF Funds”), and three private equity funds sponsored by the Company: Raymond James Capital Partners, L.P., a merchant banking limited partnership, and Ballast Point Ventures, L.P. and Ballast Point Ventures II, L.P., venture capital limited partnerships (the “Funds”). The Company earns management fees for services provided to two of the Funds and participates in profits or losses through both general and limited partnership interests. Additionally, the Company incurs profits or losses as a result of direct merchant banking investments and short-term special situation mezzanine and bridge investments. The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company.

Proprietary Capital results are $1.4 million above the same quarter prior year as the current quarter includes positive fair value adjustments of $4.3 million on RJF investments, $3 million on the EIF Funds and $8 million on Raymond James Capital, LP’s investment. The prior year quarter included a $3.5 million gain on RJF investments.

Other

This segment includes various corporate activities of Raymond James Financial, Inc. and certain compensation accruals related to the increased profitability of RJBank which relate to overall Company benefit plans.

Results of Operations – Nine Months Ended June 30, 2008 Compared with the Nine Months Ended June 30, 2007

Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the nine month comparison.

Total Company

Total Company net revenues increased 10% to $2.1 billion from $1.9 billion in the prior year. Revenues increased in every line item except Investment Banking and Net Trading Profits. Despite a $73.3 million, or 45%, increase in net interest earnings, net income declined 1% versus the prior year. The prior year results included a $10 million benefit from the reversal of over accrued incentive compensation, a much more active investment banking environment, including record merger and acquisition fees, and higher trading profits.  The current year results include higher institutional sales commissions, particularly fixed income, higher net interest income and higher expenses associated with growth. Diluted net income was $1.56 per share in comparison to $1.58 per share in the prior year.

Segments

The Company currently operates through the following eight business segments: Private Client Group; Capital Markets; Asset Management; Raymond James Bank; Emerging Markets; Stock Loan/Borrow, Proprietary Capital and certain corporate activities in the Other segment.

The following table presents the gross revenues and pre-tax earnings of the Company on a segment basis for the periods indicated:

	Nine Months Ended
	June 30,	June 30,	Percentage
	2008	2007	Change
	(in 000’s)
Total Company
Revenues	$ 2,445,073	$ 2,270,653	8%
Pre-tax Earnings	$ 303,693	$ 296,619	2%

Private Client Group
Revenues	1,488,871	1,421,824	5%
Pre-tax Earnings	143,478	161,527	(11%)

Capital Markets
Revenues	386,009	373,508	3%
Pre-tax Earnings	41,722	53,022	(21%)

Asset Management
Revenues	179,826	173,652	4%
Pre-tax Earnings	45,050	46,520	(3%)

Raymond James Bank
Revenues	303,945	186,000	63%
Pre-tax Earnings	78,622	24,962	215%

Emerging Markets
Revenues	32,985	43,126	(24%)
Pre-tax (Loss) Earnings	(1,618)	1,674	(197%)

Stock Loan/Borrow
Revenues	29,015	49,284	(41%)
Pre-tax Earnings	4,827	2,995	61%

Proprietary Capital
Revenues	18,475	11,917	55%
Pre-tax Earnings	4,563	4,617	(1%)

Other
Revenues	5,947	11,342	(48%)
Pre-tax (Loss)Earnings	(12,951)	1,302	(1,095%)

Net Interest Analysis

The following table presents average balance data and interest income and expense data for the Company, as well as the related net interest income. The respective average rates are presented on an annualized basis.

	Nine Months Ended

	June 30, 2008			June 30, 2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$1,536,090	$ 65,610	5.69%	$1,387,139	$ 80,622	7.75%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	4,330,641	106,625	3.28%	3,630,428	143,678	5.28%
Interest-Earning Assets
of RJBank (1)	7,403,993	303,600	5.47%	4,039,232	185,437	6.12%
Stock Borrow		29,015			49,284
Interest-Earning Assets
of Variable Interest Entities		530			727
Other		55,819			54,979

Total Interest Income		561,199			514,727

Interest-Bearing Liabilities:
Client Interest Program	$5,462,695	116,999	2.85%	$4,509,811	149,086	4.41%
Interest-Bearing Liabilities
of RJBank (1)	6,961,421	156,491	3.00%	3,764,899	129,725	4.60%
Stock Loan		21,988			42,788
Interest-Bearing Liabilities of
Variable Interest Entities		4,187			5,494
Other		25,870			25,281

Total Interest Expense		325,535			352,374

Net Interest Income		$ 235,664			$ 162,353

(1)	See Raymond James Bank section in Item 2 of Part I for details.

Net interest at RJBank increased $91 million, or 164% versus the prior year and represented 62% of the Company’s net interest earnings. Net interest within the PCG segment declined 24% due to the compression of interest spreads caused by the decline in interest rates during the nine months ended, June 30, 2008.

Capital Markets

	Nine Months Ended
	June 30,	June 30,
	2008	2007
Number of managed/co-managed public equity offerings:
United States	47	69
Canada	20	24

Total dollars raised (in 000's):
United States	$ 13,943,000	$ 17,019,000
Canada (in U.S. dollars)	$ 791,000	$ 706,000

Investment banking revenues were 34% lower than for the prior year as the firm did not lead as many deals and the prior year included record mergers and acquisition fees.  As a result the segments results are 21% below the prior year.

Asset Management

Asset management year to date results declined 3% on a 3.6% increase in revenues. Assets under management have declined less than 1% from the prior year, the net impact of market depreciation and positive net sales.  Expenses in the segment increased 6% over the prior year.

Raymond James Bank

Gross revenues increased 63% and pre-tax profits at RJBank more than doubled in the current nine month period compared to the same prior year period. Interest revenue at RJBank increased 64% with the loan balances increasing from $3.4 billion to $6.7 billion and total assets increasing from $5.4 billion to $8.3 billion. Interest expense increased 21% with deposits increasing 54% from $5.0 billion to $7.7 billion. The growth in loan balances at RJBank gave rise to an attendant increase in loan loss provisions; the provisions for loan loss and unfunded lending commitments were $37.3 million compared to $13.1 million in the prior year period.  Net loan charge-offs for the nine month period were $5.7 million.  RJBank has no exposure to subprime loans.

The following table presents average balance data and interest income and expense data for the Company's banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated.  The respective average rates are presented on an annualized basis.

	Nine Months Ended

	June 30, 2008			June 30, 2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned
Income (1)	$ 5,864,154	$ 256,957	5.84%	$ 2,858,493	$ 137,856	6.43%
Reverse Repurchase
Agreements	754,179	18,142	3.21%	736,777	29,319	5.31%
Agency Mortgage backed
Securities	216,191	6,397	3.95%	200,228	8,300	5.53%
Non-agency Collateralized
Mortgage Obligations	393,400	17,696	6.00%	189,168	7,855	5.54%
Money Market Funds, Cash and
Cash Equivalents	164,899	3,933	3.19%	47,959	1,813	5.04%
FHLB Stock and Other	11,170	475	5.67%	6,607	294	5.93%
Total Interest-Earning
Banking Assets	7,403,993	303,600	5.47%	4,039,232	185,437	6.12%
Non-Interest-Earning Banking Assets
and Allowance for Loan Loss	23,558			960

Total Banking Assets	$ 7,427,551			$ 4,040,192

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 242,191	$ 8,233	4.53%	$ 239,938	$ 8,204	4.56%
Money Market, Savings,
and NOW Accounts (2)	6,560,798	142,692	2.90%	3,468,316	119,311	4.59%
Loans purchased, not yet settled	102,694	3,357	4.36%	-	-	-
FHLB Advances and Other	55,738	2,209	5.28%	56,645	2,210	5.20%

Total Interest-Bearing
Banking Liabilities	6,961,421	156,491	3.00%	3,764,899	129,725	4.60%

Non-Interest-Bearing
Banking Liabilities	19,645			20,136

Total Banking
Liabilities	6,981,066			3,785,035
Total Banking
Shareholder's
Equity	446,485			255,157

Total Banking
Liabilities and
Shareholder's
Equity	$ 7,427,551			$ 4,040,192

	Nine Months Ended

	June 30, 2008			June 30, 2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Interest Income	$ 442,572	$ 147,109		$ 274,333	$ 55,712

Bank Net Interest:
Spread			2.47%			1.53%
Margin (Net Yield on
Interest- Earning
Bank Assets)			2.65%			1.84%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			106.36%			107.29%
Return On Average:
Total Banking Assets			0.88%			0.52%
Total Banking
Shareholder's Equity			14.70%			8.17%
Average Equity to
Average Total
Banking Assets			6.01%			6.32%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the nine months ended June 30, 2008 and 2007 was $10.1million and $4.7million, respectively.

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

	Nine Months Ended June 30,
	2008 Compared to 2007
	Increase (Decrease) Due To
	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income	$ 144,954	$ (25,853)	$119,101
Reverse Repurchase Agreements	693	(11,870)	(11,177)
Agency Mortgage Backed Securities	662	(2,565)	(1,903)
Non-agency Collateralized Mortgage Obligations	8,481	1,360	9,841
Money Market Funds, Cash and Cash Equivalents	4,422	(2,302)	2,120
FHLB Stock and Other	203	(22)	181

Total Interest-Earning Banking Assets	$ 159,415	$ (41,252)	$118,163

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ 77	$ (48)	$ 29
Money Market, Savings and
NOW Accounts	106,382	(83,001)	23,381
Loans purchased, not yet settled	3,357	-	3,357
FHLB Advances and Other	(35)	34	(1)

Total Interest-Bearing Banking Liabilities	109,781	(83,015)	26,766

Change in Net Interest Income	$ 49,634	$ 41,763	$ 91,397

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The items represented in the statement of financial condition are primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $18.3 billion at June 30, 2008 were up approximately 12% over September 30, 2007. Most of this increase is due to the growth of RJBank, with the increased loan balances being funded by deposits. RJBank loan balances increased significantly as the Company took advantage of quality loans available for purchase at attractive prices. The Company plans to continue to expand use of the bank sweep offering to brokerage customers for the next several years, which will result in steady growth in RJBank balances. Significant decreases in assets were in securities purchased under agreements to resell and stock borrowed receivables (stock loaned payables experienced a similar decrease on the liability side). The broker-dealer gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients fluctuate with the Company's business levels and overall market conditions.

Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended June 30, 2008 was $52.9 million, which was primarily attributable to the net change in brokerage client deposits, brokerage client receivables and segregated assets.  Additional cash was provided by a decrease in broker-dealer and clearing organization receivables and an increase in broker-dealer and clearing organization payables.

Investing activities used $2.3 billion, which was primarily due to loans originated and purchased by RJBank and to increased purchases of available for sale securities. This was partially offset by loan repayments to RJBank and a decrease in reverse repurchase agreements at RJBank.

Financing activities provided $2.3 billion, predominantly the result of an increase in deposits at RJBank and an increase in proceeds from borrowed funds, which is comprised of the draw down of the Company’s $200 million committed, unsecured line of credit. This was partially offset by an increase in treasury stock purchases, including the open market purchase of 2.7 million shares during the nine months ended, June 30, 2008 and cash dividends on common stock.

At June 30, 2008, the Company had the following lines of credit: a committed 364-day $200 million line of credit, a committed 364-day $50 million line of credit and uncommitted bank lines of credit aggregating $1.09 billion with commercial banks, and a CDN$40 million uncommitted line of credit (see Note 8 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company's lines of credit). The Company’s $200 million and $50 million committed lines of credit are subject to 0.125% and 0.15% per annum facility fees, respectively. At June 30, 2008, the Company’s entire $200 million committed line of credit was outstanding. Subsequent to June 30, 2008 the Company repaid $80 million of this debt and entered into a new 364-day $100 million committed tri-party repurchase agreement line of credit. Loans on the secured uncommitted lines of credit are collateralized by Company owned securities. The Company maintains a $600 million uncommitted tri-party repurchase agreement line of credit. Under this agreement, the Company pledges certain of its trading inventory as collateral against borrowings on this line. The required market value of the collateral ranges from 102% to 105% of the cash borrowed. The interest rate is set daily based on market conditions for Fed funds. The lender is under no obligation to lend to the Company under this tri-party line at any given time. Under this agreement, there were no secured short-term borrowings outstanding at June 30, 2008. The lenders with whom the Company has other uncommitted lines of credit have no obligation to make funds available to the Company. The Company is currently assessing its financing needs and anticipates increasing the number of and/or amount of committed lines and adding some term debt to ensure adequate cash resources are available in times of tight liquidity when there may be lender unwillingness to honor uncommitted lines and to be in a position to take advantage of opportunities requiring cash.

At June 30, 2008 and September 30, 2007, the Company had loans payable of $312.9 million and $122.6 million, respectively. The balance at June 30, 2008 is comprised of a $62.9 million loan for its home-office complex, $50 million in Federal Home Loan Bank advances (RJBank), and short-term borrowings totaling $200 million, which represents the entire amount of the RJF committed line of credit, which the Company drew down during the quarter ended June 30, 2008 to ensure adequate cash availability to fund normal operations.

The $50 million in FHLB advances RJBank had outstanding at June 30, 2008 was comprised of several long-term, fixed rate advances. RJBank had $1.6 billion in immediate credit available from the FHLB at June 30, 2008 and a total available credit of $3.3 billion with the pledge of additional collateral to the FHLB.

The Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: two in Turkey totaling $10.5 million and one in Argentina for $9.0 million. At June 30, 2008, there were no outstanding balances on the settlement lines in Argentina and Turkey. At June 30, 2008, the aggregate unsecured settlement lines of credit available were $95.1 million, and there were no outstanding balances on these lines. The Company has also from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At June 30, 2008, there were no outstanding performance guarantees in Argentina or Turkey.

As of June 30, 2008, the Company's liabilities are comprised primarily of brokerage client payables of $5.8 billion at the broker-dealer subsidiaries and deposits of $7.7 billion at RJBank, as well as deposits held on stock loan transactions of $1.2 billion. The Company primarily acts as an intermediary in stock loan/borrow transactions. As a result, the liability associated with the stock loan transactions is related to the $1.2 billion receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $4.8 billion in cash and segregated assets. The Company also has client brokerage receivables of $2.0 billion and $6.7 billion in loans at RJBank.

At a future time, the Company may implement additional bank cash sweep options for its brokerage clients. These cash sweep options and/or organic growth of deposits may require substantial capital to be contributed to RJBank to meet regulatory requirements.

RJBank is expected to borrow approximately $2.0 billion to $2.5 billion at September 30, 2008 from the FHLB to meet point in time regulatory requirements related to qualifying as a thrift institution. These funds will be invested in qualifying assets. Consequently, the Company will be required to infuse an additional $120 million to $150 million into RJBank. RJBank will dividend the majority of this capital back to RJF subsequent to fiscal year end.

As of September 30, 2007, RJBank had not settled purchases of $300.6 million in syndicated loans (included in Bank Loans, Net) due to the sellers’ delays in finalizing settlement, all of which had settled prior to March 31, 2008. As of June 30, 2008, RJBank had not settled the purchases of $19.6 million in syndicated loans. These loans are expected to be settled during the three months ended September 30, 2008.

The Company has committed a total of $56.5 million, in amounts ranging from $200,000 to $5 million, to 43 different independent venture capital or private equity partnerships. As of June 30, 2008, the Company has invested $37.1 million of that amount and has received $29.9 million in distributions. Additionally, the Company controls the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $13 million and has received $9.2 million in distributions as of June 30, 2008. The Company is not the controlling general partner in another internally sponsored private equity limited partnership to which it has committed $30.0 million. As of June 30, 2008, the Company has invested $2.3 million of that amount and has not received any distributions.

The Company’s Board of Directors approved the use of up to $200 million in short-term or mezzanine financing, primarily related to investment banking transactions. There were no investments or commitments outstanding as of June 30, 2008. The Board of Directors has approved the use of up to $75 million for investment in proprietary merchant banking opportunities. As of June 30, 2008, the Company had invested $32.3 million.

In January 2008, Sirchie Acquisition Company, LLC (“SAC”), an 80% owned indirect subsidiary of the Company, acquired substantially all of the business, assets, and properties of Sirchie Finger Print Laboratories, Inc., the assets or stock of several other companies and certain real estate. The Company’s equity investment in SAC was approximately $20 million. SAC also acquired 51% of the common stock of Law Enforcement Associates Corporation as part of the transaction. This acquisition is one of the Company’s recent merchant banking initiatives. SAC has been advised by the Commerce and Justice Departments that they intend to seek civil and criminal sanctions against it, as the purported successor in interest to Sirchie, based upon alleged breaches of Department of Commerce export control suspension orders by Sirchie and its former majority shareholder that occurred prior to the acquisition. Discussions are ongoing, and the impact, if any, on the value of this investment is indeterminate at this time.

The Company has been authorized by the Board of Directors to repurchase its common stock for general corporate purposes. There is no formal stock repurchase plan at this time. On May 20, 2004, the Board of Directors authorized $75 million for repurchases pursuant to prior authorization from the Board of Directors. During March 2008, the Company exhausted this authorization. On March 11, 2008, the Board of Directors authorized an additional $75 million for repurchases at the discretion of the Board’s Share Repurchase Committee. As of June 30, 2008 the unused portion of this authorization was $72.6 million.

The Company has also committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. Subsequent to quarter end, the Company made a commitment to purchase and potentially hold up to $75 million of unsold interests in one of RJTCF’s current fund offerings. In such an event, the Company would expect to resell these interests to other investors, however the holding period of these interests could be much longer than 90 days. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At June 30, 2008, cash funded to invest in either loans or investments in project partnerships was $29.7 million. At June 30, 2008, RJTCF is also committed to additional future fundings of $53.2 million related to project partnerships that have not yet been sold to various tax credit funds (including the fund offering mentioned previously that the Company made a commitment to purchase and potentially hold up to $75 million of unsold interests). The Company and RJTCF also issue certain guarantees to various third parties related to project partnerships, interests in which have been or are expected to be sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $16.1 million as of June 30, 2008.

The Company believes its existing assets, which are highly liquid in nature, together with funds generated from operations, should provide adequate funds for continuing operations.

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental”). The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The value of the Company’s leveraged lease with Continental was approximately $9.1 million as of June 30, 2008. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years was originally projected to be 15% of the original cost and has not been adjusted since inception. This lease expires in May 2014. Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company continues to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. RJY is vigorously contesting most aspects of this assessment and has sought reconsideration of the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has recorded a provision for loss in its consolidated financial statements for its net equity interest in this joint venture. As of June 30, 2008, RJY had total capital of approximately $9.3 million, of which the Company owns approximately 50%.

In connection with auction rate securities (“ARS”), the Company's primary broker dealers, RJA and RJFS, have been subject to ongoing examinations by the Securities and Exchange Commission (“SEC”) and the New York Attorney General's Office. The Company is also named in a class action similar to that filed against a number of brokerage firms alleging various securities law violations. The Company has no other litigation pending involving auction rate securities. The Company announced in April 2008 that customers held approximately $1.9 billion of ARS which as of June 30, 2008 had declined to approximately $1.3 billion due to the redemption and refinancing of ARS.

As of June 30, 2008 all of the Company's domestic broker-dealer subsidiaries exceeded the net capital requirements of the Uniform Net Capital Rule under the Securities Exchange Act of 1934, RJ Ltd. exceeded the Risk Adjusted Capital required under the Minimum Capital Rule of the IIROC, and RJBank was “well capitalized” under the regulatory framework for prompt corrective action. There have been no significant changes in circumstances since year-end that have affected the capital of any of the broker-dealer subsidiaries or RJBank with respect to their respective regulatory capital requirements.

The Company has contractual obligations of approximately $3.2 billion, with $2.8 billion coming due in the next twelve months related to its short and long-term debt, non-cancelable lease agreements, partnership investments, unfunded commitments to extend credit, unsettled loan purchases, underwriting commitments and a stadium naming rights agreement.  Included in the obligations due within the next twelve months are $1.6 billion in commitments related to RJBank’s letters of credit and lines of credit. Commitments related to letters of credit and lines of credit may expire without being funded in whole or part, therefore these amounts are not estimates of future cash flows (see Notes 11 and 15 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company’s commitments).

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

June 30, 2008
Financial
	Financial	Instruments Sold
	Instruments Owned	but not yet Purchased
	at Fair Value	at Fair Value
(in 000’s)

Trading Securities	$ 451,077	$ 221,324
Derivative Contracts	40,522	20,650
Available for Sale Securities	619,166	-
Total	$ 1,110,765	$ 241,974

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

The following table presents the carrying value of trading securities, available for sale securities, and derivative contracts for which fair value is measured based on quoted prices or other independent sources versus those for which fair value is determined by management:

June 30, 2008
Financial
	Financial	Instruments Sold
	Instruments Owned	but not yet Purchased
	at Fair Value	at Fair Value
(in 000’s)

Fair Value Based on Quoted Prices and Independent Sources	$ 1,053,724	$ 221,324
Fair Value Determined by Management (1)	57,041	20,650
Total	$ 1,110,765	$ 241,974

(1) Includes trading securities which are not readily marketable and derivative contracts.

Private Equity Investments

Private equity investments, held primarily by the Company’s Proprietary Capital segment, are reflected in the Condensed Consolidated Statements of Financial Condition at amounts that attempt to approximate fair value. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. Direct private equity investments are valued initially at transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued using similar methodologies. As of June 30, 2008, the Company had $150.2 million in direct and third party private equity investments, which represented less than one percent of its total assets.

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

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of June 30, 2008, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of Raymond James Ltd. As of the most recent impairment test performed in March 2008, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There were no events that triggered a reassessment in the current quarter.

Allowance for Loan Losses and Other Provisions

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS 5 and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The loan grading process provides specific and detailed risk measurement across the corporate loan portfolio. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is supported by collateral. At June 30, 2008, the amortized cost of all RJBank loans was $6.8 billion and an allowance for loan losses of $77.6 million was recorded against that balance. The total allowance for loan losses, including $7.8 million in reserves for off-balance sheet exposures maintained in Trade and Other Payables, is equal to 1.26% of the amortized cost of the loan portfolio.

The following table allocates RJBank’s allowance for loan losses by loan category:

	June 30,		September 30,
	2008		2007
		Loan Category		Loan Category
		as a % of		as a % of
		Total Loans		Total Loans
	Allowance	Receivable	Allowance	Receivable
	($ in 000’s)

Commercial Loans (1)	$ 10,767	11%	$ 4,471	7%

Real Estate Construction Loans	6,378	5%	2,121	3%

Commercial Real Estate Loans (2)	52,707	47%	35,766	49%

Residential Mortgage Loans	7,619	37%	4,659	41%

Consumer Loans	111	-	5	-

Total	$ 77,582	100%	$ 47,022	100%

(1) Loans not secured by real estate.
(2) Loans wholly or partially secured by real estate.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At June 30, 2008 the receivable from Financial Advisors was $ 164.1 million, which is net of an allowance of $ 2.2 million for estimated uncollectibility.

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

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and security prices.  The Company has exposure to market risk primarily through its broker-dealer and banking operations.  The Company's broker-dealer subsidiaries, primarily RJA, trade tax exempt and taxable debt obligations and act as an active market maker in approximately 400 over-the-counter equity securities.  In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions.  Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

See Note 3 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making and proprietary trading activities.

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits; limits are established both for categories of securities (e.g., OTC equities, corporate bonds, municipal bonds) and for individual traders. As of June 30, 2008, the absolute fixed income and equity inventory limits, excluding contractual underwriting commitments, were $1,980,000,000 and $59,775,000, respectively. The Company's trading activities were within these limits at June 30, 2008. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risk. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

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

To calculate VaR, the Company uses historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that the Company could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year under “business as usual” conditions. During the nine months ended June 30, 2008, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR eight times, due in part, to greater volatility in interest rates and in bond prices experienced during the nine months ended June 30, 2008 as compared to the previous reporting period.

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

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the nine months ended June 30, 2008, with the corresponding dollar value of the Company's portfolio:

	Nine Months Ended June 30, 2008			VaR at
				June 30,	September 30,
	High	Low	DailyAverage	2008	2007
	($ in 000's)

Daily VaR	$ 690	$ 253	$ 430	$ 445	$ 232
Related Portfolio Value
(Net)*	$ 196,188	$ 115,100	$ 165,131	$ 205,470	$ 278,605
VaR as a Percent
of Portfolio Value	0.35%	0.22%	0.27%	0.22%	0.08%

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

RJBank Financial Instruments with Market Risk (as described above):

	June 30,	September 30,
	2008	2007
	(in 000's)

Mortgage Backed Securities	$ 353,282	$ 382,455
Loans Receivable, Net	2,281,134	2,020,530
Total Assets with Market Risk	$2,634,416	$ 2,402,985

Certificates of Deposit	$ 110,872	$ 185,729
Federal Home Loan Bank Advances	50,000	50,000
Total Liabilities with Market Risk	$ 160,872	$ 235,729

The following table shows the distribution of those RJBank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2008:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)

Commercial Loans (1)	$ 1,554	$ 755,129	$ 756,683
Real Estate Construction Loans	-	238,998	238,998
Commercial Real Estate Loans (2)	8,970	3,014,345	3,023,315
Residential Mortgage Loans	22,037	2,519,303	2,541,340
Consumer Loans	-	3,459	3,459

Total Loans	$ 32,561	$ 6,531,234	$ 6,563,795

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 5.13% in the first year after the rate increase, whereas a downward shift of the same magnitude would increase RJBank's net interest income by 2.58%. These sensitivity figures are based on positions as of June 30, 2008, and are subject to certain simplifying assumptions, including that management takes no corrective action.

To mitigate interest rate risk in a significantly rising rate environment, RJBank purchased three year term interest rate caps with high strike rates (more than 300 basis points higher than current rates) during the quarter ended June 30, 2008 that will increase in value if interest rates rise and entitle RJBank to cash flows if interest rates rise above strike rates. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for further information.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 26 traders. The average aggregate inventory held for proprietary trading during the three months ended June 30, 2008 was CDN$18,109,000. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. RJY is vigorously contesting most aspects of this assessment and has sought reconsideration of the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. The Company has recorded a provision for loss in its consolidated financial statements for its net equity interest in this joint venture. As of June 30, 2008, RJY had total capital of approximately $9.3 million, of which the Company owns approximately 50%.

Sirchie Acquisition Company, LLC (“SAC”), an 80% owned indirect subsidiary acquired as a merchant banking investment, has been advised by the Commerce and Justice Departments that they intend to seek civil and criminal sanctions against SAC, as the purported successor in interest to Sirchie Finger Print Laboratories, Inc. (“Sirchie”), based upon alleged breaches of Department of Commerce export control suspension orders by Sirchie and its former majority shareholder that occurred prior to SAC’s acquisition of Sirchie’s assets. Discussions are ongoing and the impact, if any, on the value of this investment is indeterminate at this time.

In connection with auction rate securities (“ARS”), the Company's primary broker dealers, RJA and RJFS, have been subject to ongoing examinations by the Securities and Exchange Commission (“SEC”) and the New York Attorney General's Office. The Company is also named in a class action similar to that filed against a number of brokerage firms alleging various securities law violations. The Company has no other litigation pending involving auction rate securities. The Company announced in April 2008 that customers held approximately $1.9 billion of ARS which as of June 30, 2008 had declined to approximately $1.3 billion due to the redemption and refinancing of ARS.

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

Item 1A. RISK FACTORS

The following is provided as an update to the risk factors included in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

The Company's Operations Could  Be Adversely Affected by Serious Weather Conditions

For the past several years, the Company has been unable to obtain meaningful hurricane-related insurance coverage at a reasonable cost for its headquarters complex in St. Petersburg, Florida. Due to the modest hurricane activity during the past three seasons, such coverage has become more readily available and, effective May 15, 2008, the Company has increased its limits to levels management considers adequate for such a catastrophe. Notwithstanding this coverage, the Company’s business continuity plan continues to be enhanced and tested to allow for continuous business processing in the event of weather-related or other interruptions of operations at the headquarters complex.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to information contained under “Capital Transactions” in Note 12 of the Notes to Condensed Consolidated Financial Statements for the information required by Part II, Item 2(c).

The Company expects to continue paying cash dividends. However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, compliance with the net worth covenant in the Company's line of credit agreement, and the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the IIROC; and RJBank, which may be subject to restrictions by federal banking agencies. Such restrictions have never become applicable with respect to the Company's dividend payments. (See Note 14 of the Notes to the Condensed Consolidated Financial Statements for more information on the capital restrictions placed on RJBank and the Company's broker-dealer subsidiaries).

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 11, 2008	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer