Form 10-K
period 2008-09-30
RAYMOND JAMES FINANCIAL INC
filed 2008-11-28
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                                                                Accelerated filer ☐                                                      Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of March 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $2,173,106,435.

The number of shares outstanding of the registrant’s common stock as of November 19, 2008 was 120,296,903.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 19, 2009 are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

Raymond James Financial, Inc. (“RJF”), the parent company of a business established in 1962 and a public company since 1983, is a holding company headquartered in St. Petersburg, Florida whose subsidiaries are engaged in various financial services businesses predominantly in the United States of America (“U.S.”) and Canada. At September 30, 2008, its principal subsidiaries include Raymond James & Associates, Inc. (“RJA”), Raymond James Financial Services, Inc. (“RJFS”), Raymond James Ltd. ("RJ Ltd."), Eagle Asset Management, Inc. (“Eagle”), Heritage Asset Management, Inc. (“Heritage”) and Raymond James Bank, FSB (“RJBank”). All of these subsidiaries are wholly owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as the “Company”.

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

RJFS is one of the largest independent contractor brokerage firms in the U.S. Financial Advisors affiliated with RJFS may offer their clients all products and services offered by RJA. RJFS is a member of FINRA and SIPC, but not of any exchange, as it clears all of its business on a fully disclosed basis through RJA.

RJ Ltd. is the Company's Canadian broker-dealer subsidiary which engages in both retail and institutional distribution and investment banking. RJ Ltd. is a member of the Toronto Stock Exchange (“TSX”) and the Investment Industry Regulatory Organization of Canada (“IIROC”). Its U.S. broker-dealer subsidiary is a member of FINRA.

Eagle is a registered investment advisor serving as the discretionary manager for individual and institutional equity and fixed income portfolios.

Heritage acts as the manager of the Company's internally sponsored Heritage Family of Mutual Funds.

RJBank provides traditional banking products and services to the clients of the Company's broker-dealer subsidiaries and to the general public.

BUSINESS SEGMENTS

The Company has eight business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and certain corporate activities combined in the "Other" segment. Financial information concerning RJF for each of the fiscal years ended September 30, 2008, September 30, 2007, and September 30, 2006, is included in the consolidated financial statements and notes thereto.

PRIVATE CLIENT GROUP

The Company provides securities transaction and financial planning services to approximately 1.8 million client accounts through the branch office systems of RJA, RJFS, RJ Ltd., and Raymond James Investment Services Limited (“RJIS"), a joint venture in the United Kingdom. The Company's Financial Advisors offer a broad range of investments and services, including both third party and proprietary products, and a variety of financial planning services. The Company charges sales commissions or asset-based fees for investment services it provides to its Private Client Group clients based on established schedules. Varying discounts may be given, generally based upon the client's level of business, the trade size, service level provided, and other relevant factors. In fiscal year 2008, asset-based fees, including mutual fund and insurance trail annuity commissions, represented 59% of the Private Client Group's commission and fees.

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

The Company's Financial Advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load funds. RJA and RJFS maintain dealer sales agreements with most major distributors of mutual fund shares sold through broker-dealers, including funds managed by Heritage. Commissions on such sales generally range up to 5% of the dollar value of the transaction. The majority of mutual fund purchases includes a front-end sales charge or occur at net asset value (“NAV”) in fee-based accounts. In addition, there is typically an annual charge in the form of a fund expense.

Private Client Group Securities Commission and Fees
For the Fiscal Years Ended:

	September 30,	% of	September 30,	% of	September 30,	% of
	2008	Total	2007	Total	2006	Total
	($ in 000's)

Listed Equities	$ 187,891	12%	$ 188,120	13%	$ 188,031	15%
OTC Equities	58,814	4%	56,847	4%	55,706	5%
Fixed Income Products	54,097	4%	36,414	3%	37,911	3%
Mutual Funds	379,964	25%	354,647	24%	294,586	23%
Fee-Based Accounts	550,489	36%	487,988	34%	390,691	31%
Insurance and Annuity Products	219,878	14%	233,878	16%	228,888	18%
New Issue Sales Credits	69,204	5%	94,005	6%	66,938	5%
Total Private Client Group
Commissions And Fees	$ 1,520,337	100%	$ 1,451,899	100%	$ 1,262,751	100%

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

Raymond James & Associates

RJA employs 1,180 Financial Advisors in 156 retail branch offices and 50 satellite offices concentrated in the Southeast, Midwest, Southwest and Mid-Atlantic regions of the U.S. RJA's Financial Advisors work in a traditional branch setting supported by local management and administrative staffs. The number of Financial Advisors per office ranges from one to 31. RJA Financial Advisors are employees and their compensation includes both commission payments and participation in the firm’s benefit plans (including Profit Sharing and ESOP programs). Experienced Financial Advisors are hired from a wide variety of competitors. In addition, between 40 and 50 new Financial Advisors are trained each year at the Robert A. James National Training Center in St. Petersburg, Florida.

Raymond James Financial Services

RJFS supports 3,149 independent contractor Financial Advisors in providing products and services to their Private Client Group clients in 1,364 offices and 570 satellite offices throughout all 50 states. The number of Financial Advisors in RJFS offices ranges from one to 43. Independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions and fees. They are permitted to conduct other approved businesses unrelated to their RJFS activities such as offering insurance products, independent registered investment advisory services, and accounting and tax services, among others, with the approval of the RJFS compliance department.

The Financial Institutions Division (“FID”) is a subdivision of RJFS. Through FID, RJFS offers securities to customers of financial institutions such as banks, thrifts and credit unions. FID consists of 588 Financial Advisors in 196 branches and 243 satellite offices. RJFS also provides custodial, trading, and other services (including access to clients' account information and the services of the Asset Management segment) to unaffiliated independent investment advisors through its Investment Advisor Division (“IAD”). IAD’s 93 investment advisory firms are able to conduct daily business online with RJFS.

Raymond James Ltd.

RJ Ltd. is a self-clearing broker-dealer in Canada with its own operations and information processing personnel. RJ Ltd. has 19 private client branches with 202 employee Financial Advisors and 189 independent Financial Advisors in 70 branch locations.

Raymond James Investment Services Limited

The Company is a 75% shareholder of RJIS. This entity operates an independent contractor network in the United Kingdom which currently has 42 branch locations and 89 Financial Advisors. RJIS also provides custodian and execution services to independent investment advisory firms.

RJA – Operations and Information Technology

RJA's operations personnel are responsible for the execution of orders, processing of securities transactions, custody of client securities, support of client accounts, receipt, identification and delivery of funds and securities, compliance with certain regulatory and legal requirements and general office administration for most of the Company's securities brokerage operations. At September 30, 2008, RJA employed 777 persons in its operations areas who provide services primarily to the Private Client Group, but also support the Company's other segments.

The Company's businesses are supported by, and are dependent upon, an extensive system of electronic data processing. These computer systems are largely developed and maintained by the 838 employees in the Company’s information technology department.

Since the Company’s principal operations are located in St. Petersburg, the Company has continued to enhance certain aspects of its business continuity plan to deal with the possible impact of future hurricanes or other events by expanding its operational and processing capabilities in Southfield, Michigan. As of September 30, 2008, 25% and 7% of the employees in RJA’s operational and information technology areas, respectively, are located in Southfield. The Company’s business continuity plan is designed to permit continued operation of critical business functions in the event of disruptions to the St. Petersburg facility; all mission critical business departments have developed operational plans for such disruptions, and the Company has a staff which devotes their full time to monitoring and facilitating those plans., The Company maintains computer capacity to support mission critical functions at its Southfield location, and conducts some of its daily operational activities from that site. Systems have been designed so that the Company can transfer all mission critical processing activities to Southfield. Personnel have been identified who are assigned responsibility for this role, including some personnel who will be required to temporarily relocate to Southfield to carry out these activities if necessary.

CAPITAL MARKETS

Capital Markets activities consist primarily of equity and fixed income products and services. No single client accounts for a material percentage of this segment's total business.

Institutional Sales

Institutional sales commissions account for a significant portion of this segment's revenue, which is fueled by a combination of general market activity and the Capital Markets group’s ability to identify and promote attractive investment opportunities. The Company's institutional clients are serviced by the RJA and RJ Ltd. Institutional Equity Departments, the RJA Fixed Income Department, RJA’s European offices, and Raymond James Financial International Ltd, an institutional UK broker-dealer located in London. The Company charges its commissions on equity transactions based on trade size and the amount of business conducted annually with each institution. Fixed income commissions are based on trade size and the characteristics of the specific security involved.

Capital Markets Commissions
For the Fiscal Years Ended:

	September 30,	% of	September 30,	% of	September 30,	% of
	2008	Total	2007	Total	2006	Total
	($ in 000's)

Equity	$ 237,920	70%	$ 210,343	83%	$ 217,840	84%
Fixed Income	99,870	30%	44,454	17%	41,830	16%

Total Commissions	$ 337,790	100%	$ 254,797	100%	$ 259,670	100%

The 117 domestic and overseas professionals in RJA's Institutional Equity Sales and Sales Trading Departments maintain relationships with over 1,250 institutional clients, principally in North America and Europe. In addition to the Company's headquarters in St. Petersburg, Florida, RJA has institutional equity sales offices in New York City, Boston, Chicago, Los Angeles, San Francisco, London, Geneva, Brussels, Dusseldorf, Luxembourg and Paris. European offices also provide services to high net worth clients. RJ Ltd. has 32 institutional equity sales and trading professionals servicing predominantly Canadian institutional investors from offices in Montreal, Toronto and Vancouver.

RJA distributes to its institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage backed bonds. RJA carries inventory positions of taxable and tax-exempt securities in both the primary and secondary markets to facilitate its institutional sales activities. In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York City, Chicago and 20 other cities throughout the U.S.

Equity Research

The 47 domestic senior analysts in RJA's research department support the Company's institutional and retail sales efforts and publish research on approximately 701 companies. This research primarily focuses on U.S. companies in specific industries including Technology, Telecommunications, Consumer, Financial Services, Business and Industrial Services, Healthcare, Real Estate and Energy. Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients. RJ Ltd. has an additional 15 analysts who publish research on approximately 200 companies focused in the Energy, Energy Services, Mining, Forest Products, Biotechnology, Technology, Clean Technology, Consumer and Industrial Products, REIT and Income Trust sectors. These analysts, combined with nine additional analysts located in France (whose services are obtained through a joint venture there), represent the Company’s global research effort within the Capital Markets segment.

Equity Trading

Trading equity securities in the over-the-counter ("OTC") and TSX markets involves the purchase and sale of securities from/to clients of the Company or other dealers. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. RJA makes markets in approximately 678 common stocks in listed and OTC markets. Similar to the equity research department, this operation serves to support both the Company's institutional and Private Client Group sales efforts. The RJ Ltd. Institutional and Private Client Group trading desks not only support client activity, but also take proprietary positions. RJ Ltd. also provides specialist services through its Registered Traders in approximately 124 TSX listed common stocks.

Equity Investment Banking

The 70 professionals of RJA's Investment Banking Group, located in St. Petersburg with additional offices in Atlanta, New York City, Nashville, Chicago, San Francisco, Dallas, and Houston, are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. RJ Ltd.'s Investment Banking Group consists of 21 professionals located in Calgary, Toronto and Vancouver providing equity financing and financial advisory services to corporate clients. The Company's investment banking activities provide a comprehensive range of strategic and financial advisory services tailored to our clients’ business evolution life cycle and backed by our strategic industry focus.

Syndicate

The Syndicate department consists of professionals who coordinate the marketing, distribution, pricing and stabilization of lead and co-managed equity underwritings. In addition to managed and co-managed offerings, this department coordinates the firm's syndicate and selling group activities in transactions managed by other investment banking firms.

Fixed Income Trading

RJA trades both taxable and tax-exempt fixed income products. The 18 taxable and 16 tax-exempt RJA fixed income traders purchase and sell corporate, municipal, government, government agency, and mortgage backed bonds, asset backed securities, preferred stock and certificates of deposit from/to clients of the Company or other dealers. RJA enters into future commitments such as forward contracts and “to be announced” securities (e.g. securities having a stated coupon and original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). Low levels of proprietary trading positions are also periodically taken by RJA for various purposes and are closely monitored within well defined limits. In addition, a subsidiary of RJF, RJ Capital Services Inc., participates in the interest rate swaps market as a principal, both for economically hedging RJA fixed income inventory and for transactions with customers.

Fixed Income Investment Banking

Fixed income investment banking includes debt underwriting and public finance activities. The 48 professionals in the RJA Public Finance division operate out of 18 offices (located in St. Petersburg, Birmingham, Boston, New York City, Chicago, Atlanta, Nashville, Orlando, Dallas, Naples, Sarasota, Charleston (WV), Indianapolis, Philadelphia, Pittsburgh, Red Bank (NJ), Grosse Point Farms (MI) and San Antonio). The Company acts as a financial advisor or underwriter to various municipal agencies or political subdivisions, housing developers and non-profit health care institutions.

RJA acts as a consultant, underwriter or selling group member for corporate bonds, mortgage backed securities, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJA agrees to purchase the issue through a negotiated sale or submits a competitive bid.

Raymond James Tax Credit Funds, Inc.

Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the general partner or managing member in a number of limited partnerships and limited liability companies. RJTCF either invests in, or through its wholly owned subsidiary Raymond James Multi-Family Finance, Inc., provides loans to multi-family, real estate project entities that qualify for tax credits under Section 42 of the Internal Revenue Code. RJTCF has been an active participant in the tax credit program since its inception in 1986, and currently focuses on tax credit funds for institutional investors that invest in a portfolio of tax credit eligible multi-family apartments. The investors’ expected return on investment from these funds are primarily derived from tax credits and tax losses that investors can use to reduce their federal tax liability. During fiscal 2008, RJTCF invested over $154.5 million for large institutional investors in 45 real estate transactions for properties located throughout the U.S. From inception, RJTCF has raised over $1.9 billion in equity and has sponsored 53 tax credit funds, with investments in approximately 1,200 tax credit apartment properties in 42 states.

ASSET MANAGEMENT

The Company's asset management segment includes proprietary asset management operations, internally sponsored mutual funds, non-affiliated private account portfolio management alternatives, and other fee based programs. No single client accounts for a material percentage of this segment's total business.

Effective November 1, 2008, the Company reorganized its asset management segment and Eagle became the advisor to the Heritage Family of Funds, renamed Eagle Family of Funds. Heritage was renamed Eagle Fund Services, Inc. and continues to serve as the transfer agent and fund accountant to the funds as noted above. In addition, this reorganization will include the renaming of Heritage Fund Distributors, Inc.

Eagle Asset Management, Inc.

Eagle is a registered investment advisor with $12.6 billion under management at September 30, 2008, including approximately $1.9 billion for the Heritage Family of Mutual Funds. Eagle offers a variety of equity and fixed income objectives managed by seven portfolio management teams. Eagle's clients include individuals, pension and profit sharing plans, foundations, endowments, variable annuities and mutual fund portfolios. These accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages $6.8 billion for institutional clients, including funds managed as a sub-advisor to variable annuity accounts and mutual funds (including Heritage), and $5.8 billion for private client accounts. Eagle also manages non-discretionary assets of $161 million.

The investment management fee paid to Eagle for discretionary accounts generally ranges from 0.20% to 1.00% of asset balances per year depending upon the size and investment objective(s) of the account.

Heritage Asset Management, Inc. (Now known as Eagle Fund Services, Inc.)

Heritage serves as investment advisor to the Heritage Family of Mutual Funds and certain short-term fixed income accounts. Heritage also serves as transfer agent for all of the funds and as fund accountant for all Heritage funds except the International Equity Fund. Heritage internally manages the largest of its portfolios, the Heritage Cash Trust Money Market Fund, which has $4.3 billion in assets as of September 30, 2008. Portfolio management services for the Core Equity Fund, Diversified Growth Fund and the Mid-Cap Stock Fund are sub-advised by Eagle. Portfolio management services for the Small Cap Stock Fund are sub-advised by both Eagle and Eagle Boston Investment Management, Inc. (“EBIM”). Unaffiliated advisors are utilized for the Municipal Money Market Fund, Capital Appreciation Trust, High Yield Bond Fund, Growth and Income Fund, and the International Equity Fund.

Heritage also serves as an advisor to RJBank to make recommendations and monitor the Bank's liquid assets, investments in mortgages and mortgage related securities.

Total assets under management at September 30, 2008 were $9.2 billion, of which approximately $6.1 billion were money market funds.

Heritage Fund Distributors, Inc. (To be renamed)

Heritage Fund Distributors, Inc. (“HFD”) is a registered broker-dealer engaged in the distribution of the Heritage Family of Mutual Funds. Heritage Fund Distributors, Inc. is a wholly owned subsidiary of Heritage Asset Management.

Eagle Boston Investment Management, Inc.

EBIM is a registered investment advisor that primarily manages small cap equity portfolios. At September 30, 2008, EBIM had approximately $634 million under management, including approximately $172 million of the Heritage Small Cap Stock Fund. EBIM's clients include individuals, pension and profit sharing plans, retirement funds and mutual fund portfolios. Accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. The investment management fee paid to EBIM for discretionary accounts generally range from 0.25% to 1.00% of asset balances annually depending upon the size and investment objective(s) of the account.

Asset Management Services

RJA's Asset Management Services (“AMS”) Department manages several investment advisory programs. The primary advisory services offered are the Raymond James Consulting Services program, which offers a variety of both affiliated and non-affiliated advisors, and the Eagle High Net Worth program. Both programs maintain an approved list of investment managers, provide asset allocation model portfolios, establish custodial facilities, monitor performance of client accounts, provide clients with accounting and other administrative services, and assist investment managers with certain trading management activities. AMS earns fees generally ranging from 0.35% to 0.85% of asset balances per annum, a portion of which is paid to the investment managers who direct the investment of the clients' accounts. In addition, AMS offers the Freedom and Russell Model Strategy programs. Freedom’s investment committee manages portfolios of mutual funds and exchange traded funds on a discretionary basis.  The Russell Model Strategy is a similar program managed jointly by AMS and Russell Investment Management. At September 30, 2008, these four programs had approximately $15.8 billion in assets under management, including approximately $2.6 billion managed by Heritage, Eagle and EBIM.

Additional advisory programs AMS offers include Passport, Ambassador, Opportunity, and the Managed Investment Programs. For these accounts, AMS provides quarterly performance reporting and other accounting and administrative services. Advisory services are provided by PCG Financial Advisors. Fees are based on the individual account size and are also dependent on the type of securities in the accounts. Total client fees generally range from 0.50% to 3.00% of assets, which are predominantly allocated to the Private Client Group. As of September 30, 2008, these programs had approximately $22.7 billion in assets. RJFS offers a similar advisory fee based program called IMPAC. As of September 30, 2008, IMPAC had $8.4 billion in assets serviced by RJFS Financial Advisors.

In addition to the foregoing programs, AMS also administers fee-based programs for clients who have contracted for portfolio management services from nonaffiliated investment advisors that are not part of the Raymond James Consulting Services program.

Raymond James Trust, National Association

Raymond James Trust Company, now known as Raymond James Trust, National Association, (‘RJT”) converted from a state to a federally chartered institution effective January 1, 2008. Effective July 1, 2008, the Company merged its second state-chartered trust company, Raymond James Trust Company West, into RJT.

RJT provides personal trust services primarily to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is often subcontracted to the asset management operations of the Company. This subsidiary had a total of approximately $1.7 billion in client assets at September 30, 2008, including $86 million in the donor-advised charitable foundation known as the Raymond James Charitable Endowment Fund.

RAYMOND JAMES BANK, FSB

RJBank is a federally chartered savings bank, regulated by the Office of Thrift Supervision (“OTS”), which provides residential, consumer and commercial loans, as well as Federal Deposit Insurance Corporation (“FDIC”) -insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public. RJBank also purchases residential whole loan packages and is active in bank participations and corporate loan syndications. RJBank generates revenue principally through the interest income earned on loans and investments, offset by the interest expense it incurs on client deposits and on its borrowings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for financial information regarding RJBank’s net interest revenues.

RJBank is in the application process of converting from a federal savings bank to a nationally-chartered commercial bank, which would change its regulator from the OTS to the Office of the Comptroller of the Currency (“OCC”). This change also requires that RJF become a bank holding company, as required by law, and then elect to become a financial holding company. Once the financial holding company status is achieved, RJF would be under regulation of the Federal Reserve.

RJBank operates from a single branch location adjacent to the Company’s headquarters complex in St. Petersburg, Florida. Access to RJBank's products and services is available nationwide through the offices of its affiliated broker-dealers as well as through telephonic and electronic banking services. As of September 30, 2008, RJBank had total assets of $11.4 billion, which were mostly comprised of loans that are either originated or purchased by RJBank and include commercial and residential mortgage loans, as well as consumer loans. RJBank’s total liabilities primarily consist of deposits that are cash balances swept from the investment accounts of RJA and RJFS clients. These balances are held in the FDIC insured Raymond James Bank Deposit Program administered by RJA. RJBank does not have any significant concentrations to any one industry or customer other than large deposits at the Federal Home Loan Bank of Atlanta (FHLB) from time to time, and does not have significant exposure to any counterparty exceeding RJBank Board approved counterparty limits. Long-term debt issued by FHLB, a Government Sponsored Enterprise, is rated AAA by Moody’s and AAA by Standard and Poor’s.

EMERGING MARKETS

Raymond James International Holdings, Inc. (“RJIH”) currently has interests in joint ventures in Latin America and Turkey. These joint ventures operate securities brokerage, investment banking, asset management and equity research businesses.  No single client accounts for a material percentage of this segment's total business.

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

PROPRIETARY CAPITAL

This segment consists of the Company’s principal capital and private equity activities including: various direct and third party private equity and merchant banking investments, short-term special situations and bridge investments (“Special Situations Investments”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and three private equity funds sponsored by the Company: Raymond James Capital Partners, L.P., a merchant banking limited partnership and Ballast Point Ventures, L.P. and Ballast Point Ventures II, L.P., which are both venture capital limited partnerships (the “Funds”) along with their management companies. The Company, through wholly owned subsidiaries, earns management fees for services provided to the Funds and participates in profits or losses through both general and limited partnership interests. Additionally, the Company incurs profits or losses as a result of direct merchant banking investments and Special Situations Investments. The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention vehicles for certain qualified key employees of the Company.

OTHER

This segment includes various corporate activities of Raymond James Financial, Inc.

COMPETITION

The Company is engaged in intensely competitive businesses. The Company competes with many larger, better capitalized providers of financial services, including other securities firms, most of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. The Company also competes with a number of firms offering on-line financial services and discount brokerage services, usually with lower levels of service, to individual clients. The Company competes principally on the basis of the quality of its associates, service, product selection, location and reputation in local markets.

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
• insurance requirements

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. RJA and RJFS are currently registered as broker-dealers in all 50 states. In addition, financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. The Company has offices in Europe (including, Turkey), Canada and Latin America.

Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations ("SROs"), principally FINRA, the IIROC and other securities exchanges. These SROs adopt and amend rules (which are subject to approval by government agencies) for regulating the industry and conduct periodic examinations of member broker-dealers.

The SEC, SROs and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.

The Company's U.S. broker-dealer subsidiaries are required by federal law to belong to SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. As a result of adequate SIPC fund levels, each of the Company's domestic broker-dealer subsidiaries was required to pay only the minimum annual assessment of $150 in fiscal 2008. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. In December 2003, RJA joined with other major U.S. securities brokerage firms to form Customer Asset Protection Company (“CAPCO”), a licensed Vermont insurance company, to provide excess SIPC coverage. CAPCO provides account protection for the total net equity of client accounts of participating firms with no aggregate limit. CAPCO has received a financial strength rating of A+ from Standard and Poor’s, however, this rating is currently under a negative credit watch. These coverages do not protect against market fluctuations.

RJ Ltd. is currently registered in all provinces and territories in Canada. The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in all provinces and territorial jurisdictions which are charged with the administration of securities laws. Investment dealers in Canada are also subject to regulation by SROs which are responsible for the enforcement of and conformity with securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members. RJ Ltd. is regulated by the securities commissions in the jurisdictions of registration as well as by the SROs, and the IIROC.

RJ Ltd. is required by the IIROC to belong to the Canadian Investors Protection Fund ("CIPF"), whose primary role is investor protection. The CIPF Board of Directors determines the fund size required to meet its coverage obligations and sets a quarterly assessment rate. Dealer members are assessed the lesser of 0.1875% of revenue or a risk based assessment. RJ Ltd. paid CDN$91,000 in 2008. The CIPF provides protection for securities and cash held in client accounts up to CDN$1.0 million per client with separate coverage of CDN$1.0 million for certain types of accounts. This coverage does not protect against market fluctuations.

See Note 18 of the Notes to Consolidated Financial Statements for further information on SEC, FINRA and IIROC regulations pertaining to broker-dealer regulatory minimum net capital requirements.

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

The Company is a “unitary savings and loan holding company,” as defined by federal law, which owns one savings association, RJBank, and is under the supervision of, and subject to periodic examination by, the OTS.  Since the Company was a savings and loan holding company prior to May 4, 1999, the Company is exempt from certain restrictions that would otherwise apply under federal law to the activities and investments of a savings and loan holding company.  These restrictions would become applicable to the Company if RJBank fails to meet a qualified thrift lender test established by federal law.  As of September 30, 2008, RJBank was in compliance with qualified thrift lender standards.

RJBank is under the supervision of, and subject to periodic examination by, the OTS, and is subject to the rules and regulations of the OTS, the Federal Reserve Board, and the FDIC.  In addition, since RJBank has FDIC insurance, it is subject to the Federal Deposit Insurance Act.

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

The Company recently announced its plans to seek financial holding company status as a result of RJBank’s planned conversion from a thrift to a nationally-chartered commercial bank. The Company’s plan includes an application to become a bank holding company, and then the election to become a financial holding company. Once the financial holding company status is achieved, the Company would be under regulation of the Federal Reserve.

The Company's federally chartered trust company is subject to regulation by the OCC. This regulation focuses on, among other things, ensuring the safety and soundness of the trust company’s provision of fiduciary services.

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

Under Section 404 of the Sarbanes-Oxley Act, the Company is required to complete an assessment of its internal controls over financial reporting and to obtain a report from its independent auditors regarding their opinion of the Company's internal control over financial reporting. This requirement has imposed additional costs on the Company, reflecting internal staff and management time, as well as additional audit fees since the Act went into effect.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (which includes officers of certain significant subsidiaries) who are not Directors of the registrant are as follows:

Jennifer C. Ackart	44	Controller and Chief Accounting Officer

Paul D. Allison	52
Co-President and Co-CEO – Raymond James Ltd. since August, 2008; Executive Vice President and Vice Chairman, Merrill Lynch Canada, December, 2007 – August, 2008; Executive Vice President and Managing Director, Co-Head of Canada Investment Banking, Merrill Lynch Canada, March, 2001 – December, 2007

Richard G. Averitt, III	63	Chairman and CEO - Raymond James Financial Services, Inc.

Peter A. Bailey	66	Co-President and Co-CEO – Raymond James Ltd. since August, 2008; President and CEO – Raymond James Ltd., February, 2006 – August, 2008; Executive Vice President, August, 2001 – February, 2006

Angela M. Biever	55
Chief Administrative Officer since May, 2008; Director, RJF, May, 1997 – April, 2008; Vice President, Intel Capital and Managing Director, Consumer Internet Sector, November, 2006 – May, 2008; General Manager, Intel New Business Initiatives, January, 1999 – November, 2006

George Catanese	49	Senior Vice President and Chief Risk Officer since October, 2005; Director, Internal Audit, November, 2001 – October, 2005

Tim Eitel	59	Chief Information Officer - Raymond James & Associates

Jeffrey P. Julien	52	Senior Vice President - Finance and Chief Financial Officer, Director and/or officer of several RJF subsidiaries

Paul L. Matecki	52	Senior Vice President - General Counsel, Director of Compliance – RJF since August, 2004; Corporate Counsel, April, 1989 – August, 2004

Steven M. Raney	43
President and CEO – Raymond James Bank, FSB since January, 2006; Partner and Director of Business Development, LCM Group, February, 2005 – December, 2005; various executive positions in the Tampa Bay area, Bank of America, June, 1988 – January, 2005

Richard K. Riess	59	Executive Vice President - RJF,
		CEO and Director of both Eagle and Heritage

Van C. Sayler	53	Senior Vice President - Fixed Income, Raymond James & Associates

Thomas R. Tremaine	52	Executive Vice President - Operations and Administration, Raymond James & Associates

Jeffrey E. Trocin	49	Executive Vice President - Equity Capital Markets, Raymond James & Associates

Dennis W. Zank	54	President - Raymond James & Associates

Except where otherwise indicated, the executive officer has held his or her current position for more than five years.

EMPLOYEES AND INDEPENDENT CONTRACTORS

The Company’s employees are vital to the Company’s success in the financial services industry. As of September 30, 2008, the Company employed approximately 6,900 people. As of September 30, 2008, the Company had approximately 3,400 independent contractors affiliated with it.

OTHER INFORMATION MADE AVAILABLE BY THE COMPANY

The Company's internet address is www.raymondjames.com. The Company makes available, free of charge, through links to the U.S. Securities and Exchange Commission website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Investors can find financial information under “About Our Company – Investor Relations – Financial Reports – SEC Filings”. These reports are available through the Company’s website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company also makes available on its website its Annual Report to Shareholders and its proxy statements in PDF format under “About Our Company- Investors Relations – Financial Reports.”

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

The information on the Company’s Internet site is not incorporated by reference.

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

The Company is Affected by Difficult Conditions in the Global Financial Markets and Economic and Political Conditions Generally

The Company is engaged in various financial services businesses. As such, the Company is affected by economic and political conditions.  These conditions may directly and indirectly impact a number of factors that may be detrimental to the operating results of the company, including the inflation rate and the related impact on the securities markets, fluctuations in interest and currency rates, reduced investor confidence, a slowdown in economic activity, and changes in volume and price levels of the securities markets. These conditions historically have reduced the Company’s trading volume and net revenues and adversely affected its profitability. Additionally, a decline in the strength of the U.S. economy can lead to deterioration in credit quality and decreased loan demand.  Continued or further credit dislocations or sustained market downturns may result in a decrease in the volume of trades the Company executes for its clients, a decline in the value of securities it holds in inventory as assets, and reduced investment banking revenues given that associated fees are directly related to the number and size of transactions in which the Company participates. In addition, declines in the market value of securities generally result in a decline in revenues from fees based on the asset values of client portfolios, in the failure of buyers and sellers of securities to fulfill their settlement obligations, and in the failure of the Company’s clients to fulfill their credit and settlement obligations. During market downturns, the Company’s counterparties may be less likely to complete transactions. Also, the Company permits its clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client accounts margin purchases may drop below the amount of the purchaser’s indebtedness. If the clients are unable to provide additional collateral for these loans, the Company may lose money on these margin transactions. This may cause the Company to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults. Dramatic declines in the housing market over the past year, with increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by other financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers. These lender concerns are particularly severe with respect to financial institution borrowers. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources,” the resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect the Company’s financial condition and results of operations as well as its access to capital.

Lack of Liquidity or Access to Capital Could Impair the Company’s Business and Financial Condition

Liquidity, or ready access to funds, is essential to the Company’s business. A compromise to the Company’s liquidity could have a significant negative effect on the Company. Some potential conditions that could negatively affect the Company’s liquidity include illiquid or volatile markets, diminished access to debt or capital markets, unforeseen cash or capital requirements and adverse legal settlements or judgments (including, among others, risks associated with auction rate securities). The Company’s largest subsidiaries operate in highly regulated industries. These subsidiaries require access to funds in order to maintain certain net capital requirements. If existing internal sources of liquidity resources do not satisfy the Company’s needs, it may have to seek outside financing or scale back or curtail its operations, including limiting its efforts to recruit additional Financial Advisors, selling assets at prices that may be less favorable to the Company, cutting or eliminating the dividends it pays to its shareholders and reducing its operating expenses. The availability of outside financing, including access to the capital markets and bank lending, depends on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services sector and the Company’s credit ratings. The Company’s cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. In addition, a reduction in the Company’s credit ratings could adversely affect its liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets or trigger its obligations under certain financial agreements. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders have reduced, and in some cases, ceased to provide funding to borrowers, including the Company. As such, the Company may not be able to successfully obtain outside financing to fund its operations on favorable terms, or at all. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources,” for additional information on liquidity and how the Company manages its liquidity risk.

The Company is Exposed to Market Risk

The Company, directly and indirectly, is affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect the Company’s net interest spread – the difference between the yield the Company earns on its assets and the interest rate the Company pays for deposits and other sources of funding – which could in turn affect the Company’s net interest income and earnings. Market risk is inherent in the financial instruments associated with the Company’s operations and activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market conditions that may shift from time to time, thereby exposing the Company to market risk, include fluctuations in interest rates, equity prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report for additional information regarding the Company’s exposure to and approaches to managing market risk.

The Company Is Exposed to Credit Risk

The Company is exposed to the risk that third parties that owe it money, securities or other assets will not perform their obligations. These parties may default in their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons.  Deterioration in the credit quality of third parties who are indebted to the Company could result in losses.  In addition, the credit quality of the Company’s loan and investment portfolios can have a significant impact on earnings. Due to the growth in RJBank’s loan portfolio, credit risk at RJBank has become more significant. Continued declines in the housing market or a sustained economic downturn may cause the Company to have to write-down the value of some of the loans in RJBank’s’s portfolio. Credit quality generally may also be affected by adverse changes in the financial performance or condition of the Company’s debtors or deterioration in the strength of the U.S. economy, such as the U.S. is currently experiencing. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report for additional information regarding the Company’s exposure to and approaches to managing credit risk.

The Market Price of the Company’s Common Stock May Continue to be Volatile

The market price of the Company’s common stock has been, and is likely to continue to be more volatile than in prior years and subject to fluctuations. Stocks of financial institutions have experienced significant downward pressure in connection with the current economic downturn and may continue to experience such pressures in the future. Significant declines in the market price of the Company’s common stock or failure of the market price to increase could harm its ability to recruit and retain key employees, reduce its access to debt or equity capital and otherwise harm the Company’s business or financial condition.

The Company’s Business Depends on Fees Generated from the Distribution of Financial Products and on Fees Earned from the Management of Client Accounts By the Company’s Asset Management Subsidiaries

A large portion of the Company’s revenues are derived from fees generated from the distribution of financial products such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect the Company’s revenues, business and financial condition. In addition, if these products experience losses, or increased investor redemptions, the Company may receive reduced fees from the investment management and distribution services it provides on behalf of the mutual funds and annuities.  The investment management fees the Company is paid may also decline over time due to factors such as increased competition, renegotiation of contracts and the introduction of new, lower-priced investment products and services.  In addition, changes in market values or in the fee structure of asset management accounts would affect the Company’s revenues, business and financial condition. Asset management fees often are comprised of base management and incentive fees. Management fees are primarily based on assets under management. If the Company experiences losses in its managed accounts, its fees will decline. In addition, the relative investment performance of these accounts could affect the Company’s ability to attract and retain clients and thus affect the Company’s revenues, business and financial condition.

The Company Faces Intense Competition

The Company is engaged in intensely competitive businesses. The Company competes on the basis of a number of factors, including the quality of its Financial Advisors and associates, its products and services and location and reputation in local markets. Over time there has been substantial consolidation and convergence among companies in the financial services industry which has significantly increased the capital base and geographic reach of the Company’s competitors.  Because of recent market unrest and increased government intervention, this trend toward consolidation has intensified. See the section entitled “Competition” of Item 1 of this report for additional information about the Company’s competitors. The Company’s ability to develop and retain its client base depends on the reputation, judgment, business generation capabilities and skills of its employees and Financial Advisors.  As such, to compete effectively, the Company must attract, retain, and motivate qualified associates, including successful Financial Advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel. Competitive pressures experienced by the Company could have an adverse affect on its business, results of operations, financial condition and liquidity.

Regulatory and Legal Developments Could Adversely Affect the Company’s Business and Financial Condition

The securities industry is subject to extensive regulation and broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business. The Company could be subject to civil liability, criminal liability, or sanctions, including revocation of its subsidiaries’ registrations as investment advisors or broker-dealers, revocation of the licenses of its Financial Advisors, censures, fines, or a temporary suspension or permanent bar from conducting business, if it violates such laws or regulations. Any such liability or sanction could have a material adverse effect on the Company’s business, financial condition and prospects. The Company’s banking operations also expose it to a risk of loss resulting from failure to comply with banking laws. In light of current conditions in the U.S. financial markets and the economy, regulators have increased their focus on the regulation of the financial services industry, including by introducing proposals for new legislation. The Company is unable to predict whether any of these proposals will be implemented and in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect the Company in substantial and unpredictable ways and could have an adverse effect on its business, financial condition and results of operations. The Company also may be adversely affected as a result of changes in federal, state or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations. See the section entitled “Business – Regulation” of Item 1 of this report for additional information regarding the Company’s regulatory environment and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report regarding the Company’s approaches to managing regulatory risk. Legal actions brought against the Company may result in judgments, settlements, fines, penalties or other results adverse to the Company, which could materially adversely affect the Company’s business, financial condition or results of operation, or cause it serious reputational harm.

In turbulent times such as these, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. These risks include potential liability under securities or other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of its investment advice based on the Company’s clients' investment objectives (including auction rate securities), the ability to sell or redeem securities in a timely manner during adverse market conditions, contractual issues, employment claims, and potential liability for other advice it provides to participants in strategic transactions. The Company has received inquiries from the SEC, the FINRA and several state regulatory authorities requesting information concerning auction rate securities.  The Company has also  been named in a civil class action lawsuit relating to sales of auction rate securities. The Company is working with other industry participants in order to resolve issues relating to auction rate securities and is exploring a range of potential solutions. If the Company were to determine, in order to resolve pending claims, inquiries or investigations, to repurchase at par value auction rate securities from certain of its clients, the Company would be required to assess whether it has sufficient regulatory capital and cash or borrowing capacity to do so, and there can be no assurance that the Company would have such capacity. See Item 3, “Legal Proceedings,” of this report for a discussion of the Company’s legal matters (including auction rate securities) and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report regarding the Company’s approaches to managing legal risk.

The Company’s Risk Management Policies and Procedures May Leave it Exposed to Unidentified or Unanticipated Risk

The Company seeks to manage, monitor and control its operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms, however, there can be no assurance that its procedures will be fully effective. Further, the Company’s risk management methods may not effectively predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, some of the Company’s risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate. In addition, RJBank has undergone significant growth in recent years. A failure to adequately manage the growth of RJBank, or to effectively manage the Company’s risk, could materially and adversely affect its business and financial condition. The Company must also address potential conflicts of interest that arise in its business. The Company has procedures and controls in place to address conflicts of interest, but identifying and managing potential conflicts of interest can be complex and difficult and the Company’s reputation could be damaged if its fails, or appears to fail, to deal appropriately with conflicts of interest. For more information on how the Company monitors and manages market and certain other risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report.

The Company Is Exposed to Operational Risk

The Company’s diverse operations are exposed to risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. The Company’s business depends on its ability to process and monitor, on a daily basis, a large number of transactions.  The Company’s financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond its control, adversely affecting its ability to process these transactions or provide these services.  Operational risk exists in every activity, function, or unit of the Company, and can take the form of internal or external fraud, employment and hiring practices, an error in meeting a professional obligation, business disruption or system failures, and failed transaction processing. Also, increasing use of automated technology has the potential to amplify risks from manual or system processing errors, including outsourced operations. The Company also faces the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that it uses to facilitate its securities transactions.  In recent years there has been significant consolidation among clearing agents, exchanges and clearing houses, which has increased the Company’s exposure to certain financial intermediaries the Company uses and could affect its ability to find adequate and cost-effective alternatives in such events. Any such failure, termination or constraint could adversely affect the Company’s ability to effect transactions, service its clients and manage its exposure to risk.  In addition, significant operational loss could damage the Company’s reputation. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report for additional information regarding the Company’s exposure to and approaches to managing operational risk.

The Company’s Business Depends on Technology

The Company’s businesses rely extensively on electronic data processing and communications systems.  In addition to better serving clients, the effective use of technology increases efficiency and enables firms to reduce costs.  The Company’s continued success will depend, in part, upon its ability to successfully maintain and upgrade the capability of its systems, its ability to address the needs of its clients by using technology to provide products and services that satisfy their demands and its ability to retain skilled information technology employees. Failure of its systems, which could result from events beyond the Company’s control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients and damage to the Company’s reputation. The Company’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although the Company takes protective measures and endeavors to modify them as circumstances warrant, the computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of these events occur, this could jeopardize the Company’s or its clients’ or counterparties’ confidential and other information processed, stored in and transmitted through its computer systems and networks, or otherwise cause interruptions or malfunctions in the Company’s, its clients’, its counterparties’ or third parties’ operations. The Company may be required to expend significant additional resources to modify its protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and it may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance it maintains.  See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report for additional information regarding the Company’s exposure to and approaches to managing this type of operational risk.

The Company’s Business and Financial Condition Could be Adversely Affected by New Regulations to Which It Expects to Become Subject as a Result of Becoming a Financial Holding Company

In September 2008, the Company announced that it will seek approval from the Federal Reserve Board to become a bank holding company and subsequently elect to become a financial holding company. Although the Company has a statutory grace period of two years, with the possibility of three one-year extensions for a total grace period of five years, to conform existing activities and investments to the restrictions on nonbanking activities that apply to financial holding companies, and although it expects to be able to continue to engage in the vast majority of the activities in which it currently engages after such time, it is possible that certain of the Company’s existing activities will not be deemed to be permissible under applicable regulations. In addition, as a financial holding company, the Company will become subject to the comprehensive, consolidated supervision and regulation of the Federal Reserve Board, including risk-based and leverage capital requirements and information reporting requirements, and, as a nationally-chartered commercial bank, RJBank will be subject to the functional supervision and regulation of the OCC. See the section entitled “Business –Regulation” of Item 1 of this report for additional information.

The Company’s Operations Could Be Adversely Affected By Serious Weather Conditions

The Company’s principal operations are located in St. Petersburg, Florida. While the Company has a business continuity plan that permits significant operations to be conducted from its Southfield, Michigan location (see Item 1, “Business” in this report), the Company’s operations could be adversely affected by hurricanes or other serious weather conditions that could affect processing of transactions and communications. For the past several years, the Company has been unable to obtain meaningful hurricane-related insurance coverage at a reasonable cost for its headquarters complex in St. Petersburg, Florida. Due to the modest hurricane activity during the past three seasons, such coverage has become more readily available and, effective May 15, 2008, the Company has increased its limits to levels management considers adequate for such a catastrophe. Notwithstanding this coverage, the Company’s business continuity plan continues to be enhanced and tested to allow for continuous business processing in the event of weather-related or other interruptions of operations at the headquarters complex. The Company has also developed a business continuity plan for its Private Client Group branches in the event these branches are impacted by severe weather. Each branch is assigned a “contingency branch” in another part of the country that allows the impacted branch the ability to communicate through the contingency branch.

Insurance Risks

The Company’s operations and financial results are subject to risks and uncertainties related to its use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including, without limitation, property and casualty, workers’ compensation, general liability, and the Company-funded portion of employee-related health care benefits.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The Company's headquarters is located on approximately 55 acres within the Carillon office park in St. Petersburg, Florida. The headquarters complex currently includes four main towers which encompass a total of 884,000 square feet of office space, the Raymond James Bank building, which is a 42,000-square-foot two-story building, including the newly completed 16,000-square-foot building addition, and two five-story parking garages. At this location, the Company has the ability to add approximately 474,000 square feet of new office space. Raymond James also has 30,000 square feet of leased space near Carillon. The Company’s Michigan operations are conducted from an 84,000-square-foot building on 14 acres in Southfield, Michigan. The Company’s facilities are used to conduct the current operations of its segments.

The Company leases offices in various locations throughout the U.S. and in certain foreign countries. With the exception of a Company-owned RJA branch office building in Crystal River, FL, RJA branches are leased with various expiration dates through 2018. RJ Ltd. leases premises for main offices in Vancouver, Calgary, and Toronto and for branch offices throughout Canada. These leases have various expiration dates through 2020. RJ Ltd. does not own any land or buildings. See Note 12 to the Consolidated Financial Statements for further information regarding the Company's leases.

Leases for branch offices of RJFS, the independent contractors of RJ Ltd. and RJIS are the responsibility of the respective independent contractor Financial Advisors.

ITEM 3.   LEGAL PROCEEDINGS

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. RJY is vigorously contesting most aspects of this assessment and has sought reconsideration of the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. Subsequent to the fiscal year end, RJY was notified by the Capital Markets Board of Turkey that the technical capital inadequacy resulting from RJY’s provision for this case required an additional capital contribution, and as a result, RJY has had to halt all trading activities until the capital requirements are met. The Company has recorded a provision for loss in its consolidated financial statements for its full equity interest in this joint venture. As of September 30, 2008, RJY had total capital of approximately $8.1 million, of which the Company owns approximately 50%.

Sirchie Acquisition Company, LLC (“SAC”), an 80% owned indirect unconsolidated subsidiary acquired  as a merchant banking investment has been advised by the Commerce and Justice Departments that they intend to seek civil and criminal sanctions against it, as the purported successor in interest to Sirchie Finger Print Laboratories, Inc. (“Sirchie”), based upon alleged breaches of Department of Commerce suspension orders by Sirchie and its former majority shareholder that occurred prior to the acquisition. Discussions are ongoing, and the impact, if any, on the value of this investment is indeterminate at this time.

In connection with auction rate securities (“ARS”), the Company's primary broker dealers, RJA and RJFS, have been subject to ongoing investigations, with which they are cooperating fully, by the Securities and Exchange Commission (“SEC”), the New York Attorney General's Office and Florida’s Office of Financial Regulation. The Company is also named in a class action lawsuit similar to that filed against a number of brokerage firms alleging various securities law violations, which it is vigorously defending. The Company announced in April 2008 that customers held approximately $1.9 billion of ARS, which as of September 30, 2008, had declined to approximately $1 billion due to the redemption and refinancing of such securities by the issuers of the ARS. Additional information regarding ARS can be found at http://www.raymondjames.com/auction_rate_preferred.htm. The information on the Company’s Internet site is not incorporated by reference.

Several large banks and brokerage firms, most of who were the primary underwriters of and supported the auctions for, ARS have announced agreements, usually as part of a regulatory settlement, to repurchase ARS at par from some of their clients. Other brokerage firms have entered into similar agreements. The Company, in conjunction with other industry participants is actively seeking a solution to ARS’ illiquidity. This includes issuers restructuring and refinancing the ARS, which has met with some success. Should these restructurings and refinancings continue, then clients’ holdings could be reduced further, however, there can be no assurance these events will continue. If the Company were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or some portion of these ARS from certain clients, it would have to have sufficient regulatory capital and cash or borrowing power to do so, and at present it does not have such capacity. Further, if such repurchases were made at par value there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect the results of operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NYSE under the symbol “RJF”. At November 19, 2008 there were approximately 18,000 holders of the Company's common stock. The following table sets forth for the periods indicated the high and low trades for the common stock:

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$ 37.60	$ 28.04	$ 33.63	$ 28.53
Second Quarter	32.73	19.38	32.52	27.38
Third Quarter	31.36	21.76	34.62	29.10
Fourth Quarter	38.25	22.60	36.00	28.65

See Quarterly Financial Information in Item 8 for the amount of the quarterly dividends paid.

See Note 18 of the Notes to Consolidated Financial Statements for information regarding the Company’s intentions for paying cash dividends and the related capital restrictions.

See Note 14 of the Notes to Consolidated Financial Statements for information regarding repurchased shares of the Company's common stock.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended
	September 30,		September 30,		September 30,		September 30,		September 24,
	2008		2007		2006		2005		2004
	(in 000’s, except per share data)
Operating Results:

Total Revenues	$ 3,204,932		$ 3,109,579		$ 2,645,578		$ 2,168,196		$ 1,829,776
Net Revenues	$ 2,812,703		$ 2,609,915		$ 2,348,908		$ 2,050,407		$ 1,781,259
Net Income	$ 235,078		$ 250,430		$ 214,342		$ 151,046		$ 127,575
Net Income per
Share - Basic: (1)	$ 2.02		$ 2.17		$ 1.90		$ 1.37		$ 1.16
Net Income per
Share - Diluted: (1)	$ 1.97		$ 2.11		$ 1.85		$ 1.33		$ 1.14

Weighted Average
Common Shares
Outstanding - Basic: (1)	116,383		115,608		112,614		110,217		110,093
Weighted Average
Common and
Common Equivalent
Shares Outstanding -
Diluted: (1)	119,059		118,693		115,738		113,048		111,603
Cash Dividends
per Common Share (1)	$ 0.44		$ 0.40		$ 0.32		$ 0.21		$ 0.17

Financial Condition:

Total Assets	$ 20,731,859	(2)	$ 16,254,168		$ 11,516,650		$ 8,369,256		$ 7,621,846
Long-Term Debt	$ 197,910	(3)	$ 214,864	(3)	$ 286,712	(3)	$ 280,784	(3)	$ 174,223

Shareholders' Equity	$ 1,883,905		$ 1,757,814		$ 1,463,869		$ 1,241,823		$ 1,065,213
Shares Outstanding (1)	116,434	(4)	116,649	(4)	114,064	(4)	113,394		110,769

Book Value per Share
at End of Period (1)	$ 16.18		$ 15.07		$ 12.83		$ 10.95		$ 9.62

(1)	2005 and 2004 amounts have been adjusted for the March 22, 2006 3-for-2 stock split.
(2)
Total assets include $1.9 billion in cash, offset by an equal amount in overnight borrowing to meet point-in-time regulatory balance sheet composition requirements related to RJBank’s qualifying as a thrift institution.

(3)	Includes loans payable related to investments by variable interest entities in real estate partnerships, which are non-recourse to the Company.
(4)	Excludes non-vested shares.

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

The Company’s results continue to be correlated to the direction of the U.S. equity markets and are subject to volatility due to changes in interest rates, valuation of financial instruments, economic and political trends and industry competition. During 2008, the market was impacted by volatile energy prices, a housing market slowdown, the subprime lending collapse that led to an overall credit crisis, a weakening U.S. dollar and declining interest rates. The Company’s Private Client Group’s recruitment and retention of Financial Advisors was positively impacted by industry consolidation. RJBank benefited from the widening interest rate spreads and what management feels are quality loans available for purchase that resulted from a desire for liquidity in the markets in response to the credit crisis.

Results of Operations - Total Company

The Company currently operates through the following eight business segments: Private Client Group; Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and certain corporate activities in the Other segment.

The following table presents consolidated and segment financial information for the Company for the years indicated:

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
	(in 000's)
Total Company
Revenues	$ 3,204,932	$ 3,109,579	$ 2,645,578
Pre-tax Earnings	386,854	392,224	342,066

Private Client Group
Revenues	1,950,292	1,938,154	1,679,813
Pre-tax Earnings	177,696	219,864	168,519

Capital Markets
Revenues	506,007	506,498	487,419
Pre-tax Earnings	50,169	68,966	78,221

Asset Management
Revenues	236,928	234,875	207,821
Pre-tax Earnings	58,865	60,517	48,749

RJBank
Revenues	405,304	279,572	114,692
Pre-tax Earnings	112,282	27,005	16,003

Emerging Markets
Revenues	41,269	59,083	55,263
Pre-tax (Loss) Earnings	(3,260)	3,640	2,857

Stock Loan/Borrow
Revenues	36,843	68,685	59,947
Pre-tax Earnings	7,034	5,003	8,001

Proprietary Capital
Revenues	22,775	8,280	17,312
Pre-tax Earnings	7,341	3,577	8,468

Other
Revenues	5,514	14,432	23,311
Pre-tax (Loss) Earnings	(23,273)	3,652	11,248

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 - Total Company

The Company had record annual gross and net revenues for the year, exceeding the prior year by 3% and 8%, respectively. Gross revenues were fueled by strong institutional sales commissions offset by trading losses, while net revenues also benefited from record net interest earnings. Non-interest expenses grew by 9%, thus net income declined 6% from the prior year. Three of the Company’s four major segments experienced increases in revenues, but only RJBank generated an increase in pre-tax income.

Year ended September 30, 2007 Compared with the Year ended September 30, 2006 - Total Company

The Company had record earnings for the fourth consecutive year, with 2007 total revenues surpassing $3 billion and net income surpassing $250 million. Revenues exceeded the prior year by 18% while net income exceeded the prior year by 17%. Net revenues were $2.6 billion, or up 11% over the prior year, thus positive operating leverage was realized. Non-interest expenses also rose by 11%. Once again, results were driven by an increase in net interest earnings, which were up 31%. All of the Company’s four major segments had higher revenues and three of the four had higher pre-tax income than in the prior year.

Net Interest Analysis

The following table presents average balance data and interest income and expense data for the Company, as well as the related net interest income:

	Year Ended
	September 30, 2008			September 30, 2007			September 30, 2006
		Operating	Average		Operating	Average		Operating	Average
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000's)
Interest-Earning Assets:
Margin Balances	$1,559,305	$ 83,856	5.38%	$1,401,931	$ 108,368	7.73%	$1,327,121	$ 98,417	7.42%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	4,264,868	126,556	2.97%	3,738,106	195,356	5.23%	2,983,853	141,741	4.75%
Interest-Earning Assets
of RJBank (1)	7,740,036	407,123	5.26%	4,544,875	278,248	6.12%	1,967,225	114,065	5.80%
Stock Borrow		36,843			68,685			59,947
Interest Earnings of Variable
Interest Entities		657			955			1,008
Other		69,028			75,380			54,803

Total Interest Income		724,063			726,992			469,981

Interest-Bearing Liabilities:
Client Interest Program	$5,412,303	137,511	2.54%	$4,619,292	204,158	4.42%	$3,793,570	143,428	3.78%
Interest-Bearing Liabilities
of RJBank (1)	7,279,182	191,537	2.63%	4,187,365	193,747	4.63%	1,796,481	73,529	4.09%
Stock Loan		26,552			59,276			47,593
Interest Expense of Variable
Interest Entities		5,604			6,972			8,368
Other		31,025			35,511			23,752

Total Interest Expense		392,229			499,664			296,670

Net Interest Income		$ 331,834			$ 227,328			$ 173,311

(1) See Results of Operations - RJBank in Item 7 of Part II for details.

Net interest income at RJBank increased over 155%, representing greater than 100% all of the $105 million increase in the Company’s net interest earnings. Average interest-earning assets at RJBank increased 70% over the prior year. Average bank loan balances increased 93% from $3.2 billion to $6.1 billion.  This increase was funded by the growth in new client cash balances which are a result of the positive recruiting results and the third bulk transfer of client cash deposits of $550 million in March 2008 as well as clients raising cash to historically high levels in their accounts.

Average customer margin balances grew only modestly during 2008, thus the increased client cash balances in the firm’s Client Interest Program led to an increase in assets segregated pursuant to regulations. Net interest on the stock loan/borrow business increased 9%, due to increased spreads primarily on hard-to-locate securities.  Other interest revenue and expense include earnings on corporate cash, inventory balances, interest on overnight borrowings and the mortgage on the headquarters facility.

Results of Operations - Private Client Group

The following table presents consolidated financial information for the Private Client Group segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2008	(Decr.)	2007	(Decr.)	2006
	($ in 000's)
Revenues:
Securities Commissions And Fees	$ 1,520,337	5%	$ 1,451,899	15%	$ 1,262,751
Interest	233,796	(26%)	317,378	28%	248,709
Financial Service Fees	91,042	7%	85,018	(9%)	93,421
Other	105,117	25%	83,859	12%	74,932
Total Revenues	1,950,292	1%	1,938,154	15%	1,679,813

Interest Expense	140,952	(27%)	192,722	38%	139,593
Net Revenues	1,809,340	4%	1,745,432	13%	1,540,220

Non-Interest Expenses:
Sales Commissions	1,132,191	6%	1,070,479	14%	940,567
Admin & Incentive Comp and Benefit Costs	295,851	12%	265,038	13%	233,684
Communications and Information Processing	59,150	7%	55,224	4%	53,064
Occupancy and Equipment	69,503	21%	57,310	12%	51,101
Business Development	64,391	13%	57,216	13%	50,555
Clearance and Other	10,434	(49%)	20,449	(52%)	42,836
Total Non-Interest Expenses	1,631,520	7%	1,525,716	11%	1,371,807
Income Before Taxes and Minority Interest	177,820	(19%)	219,716	30%	168,413
Minority Interest	124		(148)		(106)
Pre-tax Earnings	$ 177,696	(19%)	$ 219,864	30%	$ 168,519
Margin on Net Revenues	9.8%		12.6%		10.9%

The following table presents a summary of Private Client Group Financial Advisors as of the periods indicated:

		Independent	2008	2007
	Employee	Contractors	Total	Total
Private Client Group - Financial Advisors:
RJA	1,180	-	1,180	1,087
RJFS	-	3,149	3,149	3,068
RJ Ltd	202	189	391	325
RJIS	-	89	89	81
Total Financial Advisors	1,382	3,427	4,809	4,561

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 – Private Client Group

 The Private Client Group (“PCG”) revenues continue to benefit from the successful recruiting of employee Financial Advisors, however this has been offset by the impact of the uncertain market conditions on investor confidence. As a result, commission revenue increased $68 million, only 5% over the prior year, with $56 million of that increase in RJA due to the recruitment of 184 employee Financial Advisors in fiscal 2008 (for a net increase of 93) and 153 in fiscal 2007 (for a net increase of 59). It generally takes newly recruited Financial Advisors two years to reach their previous production levels. Average production per employee Financial Advisor increased to $515,000 in fiscal 2008 driven by the recruiting of above-average producers.

RJFS recruited 398 independent contractor Financial Advisors in fiscal 2008 (for a net increase of 81). Independent contractor Financial Advisor average production increased from $316,000 in fiscal 2007 to $330,000 in fiscal 2008, again driven by recruiting above average producers.  As a result of these two factors, RJFS’s securities commissions and fees increased $10 million despite the difficult market environment.

Offsetting this modest increase in securities commissions and fees was a 26% decrease in gross and net interest from the prior year as interest rates declined and spreads narrowed. Sales commission expense increased 6% in comparison to the 5% increase in commission revenue as it includes the increased expenses associated with recruiting such as hiring bonuses and guaranteed payout amounts.  Total non-interest expenses increased 7% as a result of company growth.  Administrative expense includes the compensation for additional support personnel, primarily in branch offices. Business development expense includes transition expense (i.e. account transfer fees) and the direct expenses associated with recruiting such as bringing Financial Advisors to the corporate headquarters. Occupancy expense includes the expenses associated with the opening of new branch offices.  RJA added 19 offices during fiscal 2008 and 14 during fiscal 2007.

The 7% increase in non-interest expense exceeded the 4% increase in net revenues, resulting in a 19% decline in pre-tax earnings from the prior year. Overall PCG margins decreased from 12.6% to 9.8%. While over half of the Private Client Group’s revenues are recurring in nature, much of that is asset based.  With the decline in the equity markets, client assets have declined and revenues based on these balances will be lower until the market values recover.  Historically, in uncertain markets individual investors within PCG execute fewer transactions as they often prefer to wait and see, hoping for  positive market movement. Both of these factors will have a negative impact on PCG revenues in the near term.  Meanwhile the turmoil within the financial services industry has led to increased opportunities to recruit successful Financial Advisors.

Year ended September 30, 2007 Compared with the Year ended September 30, 2006 – Private Client Group

The Private Client Group was significantly impacted by the successful recruiting of employee Financial Advisors and increased productivity throughout domestic PCG. RJA added a net 59 employee Financial Advisors and increased average production per Financial Advisor 22% to $493,000, resulting in a 31% increase in RJA PCG securities commissions and fees. Average assets under management per RJA Financial Advisor increased 24% to $72 million. RJA continues to benefit from the industry consolidation and the resultant unrest and Financial Advisor turnover. Securities commissions and fees increased 10% in RJFS despite a 6% decline in the number of Financial Advisors, most of which was by design in the strategic upgrading initiative. The increased commission and fee revenue is the result of a 16% increase in average production to $316,000 per Financial Advisor. RJ Ltd’s 4% increase in number of Financial Advisors generated a 6.5% increase in securities commissions and fees.

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

Results of Operations – Capital Markets

The following table presents consolidated financial information for the Capital Markets segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2008	(Decr.)	2007	(Decr.)	2006
	($ in 000's)
Revenues:
Institutional Sales Commissions:
Equity	$ 237,920	13%	$ 210,343	(3%)	$ 217,840
Fixed Income	99,870	125%	44,454	6%	41,830
Underwriting Fees	80,400	(33%)	120,205	14%	105,429
Mergers & Acquisitions Fees	38,385	(36%)	59,929	34%	44,693
Private Placement Fees	2,536	12%	2,262	(3%)	2,334
Trading Profits	(3,503)	(138%)	9,262	(58%)	21,876
Interest	33,032	(32%)	48,275	27%	38,090
Other	17,367	48%	11,768	(23%)	15,327
Total Revenue	506,007	-	506,498	4%	487,419

Interest Expense	31,692	(44%)	56,841	23%	46,126
Net Revenues	474,315	5%	449,657	2%	441,293

Non-Interest Expenses
Sales Commissions	111,448	13%	98,903	2%	96,649
Admin & Incentive Comp and Benefit Costs	221,905	9%	204,512	2%	200,453
Communications and Information Processing	35,981	11%	32,366	20%	27,084
Occupancy and Equipment	18,271	38%	13,196	9%	12,073
Business Development	23,511	-	23,468	6%	22,177
Clearance and Other	26,605	15%	23,054	16%	19,907
Total Non-Interest Expense	437,721	11%	395,499	5%	378,343
Income Before Taxes and Minority Interest	36,594	(32%)	54,158	(14%)	62,950
Minority Interest	(13,575)		(14,808)		(15,271)
Pre-tax Earnings	$ 50,169	(27%)	$ 68,966	(12%)	$ 78,221

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 – Capital Markets

Capital Markets net revenues increased 5% compared to the prior year due to record equity and fixed income institutional sales commissions, which increased 13% and 125%, respectively, compared to the prior year.  Equity institutional sales commissions were higher both domestically and in Canada as volatile market conditions generated increased activity.  The equally volatile fixed income markets produced an even greater increase in commission revenue as institutions sought expertise on various products, and many altered their weighting in fixed income products.

These increases were offset by reduced investment banking fee revenue compared to the prior year. Equity underwriting fees were $26 million and $3 million below the prior year in the U.S. and Canada, respectively. This was attributable to the lack of underwritings due to the uncertain market conditions. During the year Capital Markets managed or co-managed 82 transactions in the U.S. and Canada, compared to 108 transactions in the prior year. In addition, the prior year was a record year for mergers and acquisition fees. RJTCF saw a dramatic decrease of $15 million in deal related fee revenue (included in underwriting fees) as several of its major clients are no longer in the market.

Total Company trading profits declined $18 million (over 100%) with $12.8 million of that decline in the Capital Markets segment. While domestic equity facilitation losses remained consistent at $8 million, overall fixed income trading profits increased  from $11 million in fiscal 2007 to $15 million in fiscal 2008. This included a particularly difficult fixed income trading environment due to a flight to quality, especially during the fourth quarter. RJ Ltd.’s trading profits reversed from a $2.8 million profit in fiscal 2007 to a $6 million loss in fiscal 2008.  This was a combined result of an increase in facilitation losses of $6.6 million and a $2.6 million decline in proprietary trading gains.

Gross revenues were flat with the prior year and net revenues were up 5%. However, due to the $42 million increase in non-interest expense, pre-tax earnings were down 27% from the prior year.  Commission expense increased in line with commission revenues.  The other compensation expenses, occupancy and communications and information processing expenses increased due to growth as the Company has taken advantage of the opportunity to add quality Capital Markets teams. Equity Capital Markets has added a net seven professionals in Investment Banking over the past year, as well as additional Sales and Research personnel.  This segment moved or substantially renovated several of its larger offices this year, including offices in New York, Atlanta and Chicago, and opened one new office in San Francisco.  Fixed Income has taken advantage of market conditions in the taxable fixed income institutional sales area and in Public Finance to recruit a combined 49 additional professionals, representing a 20% increase in its producing professionals.  These hires were accomplished at lower costs than possible in recent years.

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

Results of Operations - Asset Management

The following table presents consolidated financial information for the Asset Management segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2008	(Decr.)	2007	(Decr.)	2006
	($ in 000's)
Revenues
Investment Advisory Fees	$ 195,884	2%	$ 192,763	14%	$ 169,055
Other	41,044	(3%)	42,112	9%	38,766
Total Revenues	236,928	1%	234,875	13%	207,821

Expenses
Admin & Incentive Comp and Benefit Costs	74,392	2%	72,887	9%	66,689
Communications and Information Processing	18,902	3%	18,360	11%	16,523
Occupancy and Equipment	4,228	(2%)	4,296	3%	4,163
Business Development	8,898	-	8,876	6%	8,379
Investment Advisory Fees	46,788	1%	46,368	18%	39,281
Other	24,435	6%	22,945	(3%)	23,588
Total Expenses	177,643	2%	173,732	10%	158,623
Income Before Taxes And Minority Interest	59,285	(3%)	61,143	24%	49,198
Minority Interest	420		626		449
Pre-tax Earnings	$ 58,865	(3%)	$ 60,517	24%	$ 48,749

The following table presents assets under management and a portion of the Company’s non-managed fee based assets at the dates indicated:

	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2008	(Decr.)	2007	(Decr.)	2006
Assets Under Management:	($ in 000's)

Eagle Asset Mgmt., Inc.
Retail	$ 5,852,904	(15%)	$ 6,925,930	24%	$ 5,600,806
Institutional	6,753,282	(11%)	7,601,374	11%	6,862,611
Total Eagle	12,606,186	(13%)	14,527,304	17%	12,463,417

Heritage Family of Mutual Funds
Money Market	6,108,327	11%	5,524,598	(12%)	6,306,508
Other	3,043,460	(23%)	3,956,677	32%	3,004,816
Total Heritage	9,151,787	(3%)	9,481,275	2%	9,311,324

Raymond James Consulting Services (“RJCS”)	7,989,510	(17%)	9,638,691	22%	7,915,168
Eagle Boston Investment Management, Inc.	633,646	2%	622,860	(37%)	996,353
Freedom Accounts	7,603,840	(7%)	8,144,920	59%	5,122,733

Total Assets Under Management	37,984,969	(10%)	42,415,050	18%	35,808,995

Less: Assets Managed for Affiliated Entities	(4,675,129)	(12%)	(5,305,506)	33%	(3,991,281)

Third Party Assets Under Management	$ 33,309,840	(10%)	$ 37,109,544	17%	$ 31,817,714

Non-Managed Fee Based Assets:

Passport	$ 17,681,201	(11%)	$ 19,945,507	21%	$ 16,514,313
IMPAC	8,436,116	(12%)	9,565,051	20%	7,966,313
Total	$ 26,117,317	(11%)	$ 29,510,558	21%	$24,480,626

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 - Asset Management

Asset Management revenues increased modestly despite a 10% decline in assets under management as most of this decline occurred in the last few weeks of the fiscal year. Expenses were well controlled, thus pre-tax income declined only 3%. Assets under management declined by 10% or $3.8 billion during the year as positive net sales did not offset a significant decline in the market value of portfolios. Portfolios managed by Eagle experienced approximately $1.9 billion in market depreciation in 2008 compared to $2.1 billion in appreciation during the prior year. Market depreciation of RJCS/Freedom portfolios was approximately $4.0 billion compared to appreciation of $1.3 billion in fiscal 2007.  Other fee based programs (non-managed) witnessed a decline in market values in the amount of $5.9 billion in 2008 as compared to a gain of $1.4 billion in the prior year.  Despite adverse market conditions, net inflows for the segment amounted to approximately $7 billion in 2008. This included approximately $2.3 billion in managed accounts (including Eagle) and $4.7 billion in non-managed fee based accounts.  Money market fund assets increased despite the transfer of $550 million to RJBank in March 2008.  Performance results were very good, as 87% of the investment managers participating in the Raymond James Consulting Services program outperformed their indices for the five year period ended September 30, 2008. Of Eagle’s 11 principal investment programs, 10 outperformed their indices during the same period.  At September 30, 2008, five of the eight funds managed by Heritage had earned a four-star overall rating from Morningstar.

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

Results of Operations - RJBank

The following table presents consolidated financial information for RJBank for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2008	(Decr.)	2007	(Decr.)	2006
	($ in 000's)
Interest Earnings
Interest Income	$ 407,123	46%	$ 278,248	144%	$ 114,065
Interest Expense	191,537	(1%)	193,747	163%	73,529
Net Interest Income	215,586	155%	84,501	108%	40,536

Other Income	(1,819)	(237%)	1,324	111%	627
Net Revenues	213,767	149%	85,825	109%	41,163

Non-Interest Expense
Employee Compensation and Benefits	10,091	30%	7,778	27%	6,135
Communications and Information Processing	1,130	7%	1,052	16%	907
Occupancy and Equipment	721	-	719	14%	629
Provision for Loan Losses and Unfunded
Commitments	57,127	78%	32,150	134%	13,760
Other	32,416	89%	17,121	359%	3,729
Total Non-Interest Expense	101,485	73%	58,820	134%	25,160
Pre-tax Earnings	$ 112,282	316%	$ 27,005	69%	$ 16,003

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Fiscal Year
	September 30,	September 30	September 30,
	2008	2007	2006
	(in 000’s)

Net Loan Charge-offs:
Corporate Loans	$ (10,169)	$ (629)	$ -
Residential/Consumer Loans	(3,447)	(453)	(52)

Total	$(13,616)	$ (1,082)	$ (52)

Allowance for Loan Loss:
Corporate Loans	$ 79,404	$ 42,358	$ 14,814
Residential/Consumer Loans	8,751	4,664	3,880

Total	$ 88,155	$ 47,022	$ 18,694

	September 30,	September 30	September 30,
	2008	2007	2006
	(in 000’s)

Nonperforming Assets:
Corporate	$ 39,390	$ 682	$ -
Residential/Consumer	22,918	5,036	2,091

Total	$ 62,308	$ 5,718	$ 2,091

Total Loans(1):
Corporate Loans(1)	$ 4,563,065	$ 2,769,517	$ 956,038
Residential/Consumer Loans(1)	2,620,317	1,941,714	1,325,488

Total	$ 7,183,382	$ 4,711,231	$ 2,281,526

(1) Net of unearned income and deferred expenses.

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 - RJBank

Net interest income increased 155% and pre-tax profits at RJBank more than quadrupled during the fiscal year compared to the prior year. Interest revenue at RJBank increased 46% despite falling rates, with the loan balances increasing from $4.7 billion to $7.1 billion. The loan increase consisted primarily of 24% purchased residential mortgage pools and 73% corporate loans, with 97% of the latter purchased or originated participations in syndicated loans. As a result, total assets increased from $6.3 billion to $9.4 billion, adjusted to exclude the investment of the $1.9 billion FHLB advance repaid on October 1, 2008. Corporate loans increased from $2.8 billion to $4.6 billion, while retail and residential loans increased from $1.9 billion to $2.6 billion.  The growth in loans was funded by the growth in customer deposits. The influx of client cash balances into the RJBank Deposit Program (reaching historically high levels), generated by a combination of new clients bringing cash to the firm, clients raising cash, and clients electing to hold their cash in FDIC insured accounts, plus the bulk transfer of $550 million in cash balances in March 2008, resulted in a $3.2 billion increase in deposit balances from $5.6 billion to $8.8 billion. As a result of the falling interest rate environment, interest expense fell 1% despite the higher balances. RJBank has benefited from the declining interest rate environment as the rates on the interest earning assets have declined at a slower pace than the rates paid on deposits. In addition, RJBank’s corporate loan portfolio is predominantly LIBOR based and LIBOR was unusually high in comparison to other rates for a period of time during the year, generating particularly good spreads. The growth in loan balances at RJBank gave rise to an attendant increase in loan loss provisions; the provisions for loan loss and unfunded lending commitments were $57.1 million compared to $32.1 million in the prior year. Net loan charge-offs for the year were $13.6 million compared to $1.1 million in the prior year. RJBank has no exposure to subprime loans.

In addition to the increase in the allowance for loan loss, charge-offs and nonperforming assets have increased as the loan portfolio has grown and aged. The Company does not believe that this is related to a significant decline in the loan credit quality other than for loans to borrowers in the Residential Acquisition and Development/Homebuilder industry. During the year ended September 30, 2008, RJBank experienced some credit quality deterioration in corporate credits in this industry segment. Four credits in this segment account for approximately $35.7 million in nonaccrual loans (91% of the nonperforming corporate assets above) and three of those credits contributed $8.5 million in net charge-offs (83% of the corporate loan charge-offs above) for the year ended September 30, 2008. Total loans outstanding and commitments in this industry segment are $98 million and $116 million, respectively. Committed exposures to this industry segment have been reduced by more than 40% over the past year. Credit trends in other segments of our corporate loan portfolio have remained relatively stable to date.

RJBank does not own any payment option ARM loans or subprime mortgage loans. Shared National Credits (“SNCs”), large syndicated corporate loans that are reviewed under a common program in which several bank regulatory agencies participate, comprise approximately 90% of RJBank’s corporate loan portfolio. RJBank’s residential loan portfolio consists of 76% in interest-only mortgages. 7% of the residential loan portfolio was originated under a streamlined documentation feature for high net worth clients or with reduced documentation, which may be considered Alt A. However, for streamlined documentation, very strict standards must be met including a minimum $1.0 million account relationship, maximum loan-to-value (“LTV”) of 70%, and minimum credit score of 720. In addition, the streamlined documentation feature is only available for purchases and is not available for cash out refinance transactions.

As of October 31, 2008, the unrealized loss on the Company’s available for sale securities portfolio was $114.4 million, compared to $89.0 million as of September 30, 2008, a decrease in value of $25.4 million. The decline in value was due to a significant widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the markets. No factors were identified that would indicate additional securities were considered to be other-than-temporarily impaired and therefore had no impact on earnings.

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

The following table presents average balance data and operating interest income and expense data for the Company's banking operations, as well as the related interest yields and rates and interest spread for the years indicated:

	Year Ended
	September 30, 2008			September 30, 2007			September 30, 2006
		Operating	Average		Operating	Average		Operating	Average
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned
Income (1)	$ 6,144,131	$346,560	5.64%	$ 3,180,331	$204,959	6.44%	$ 1,601,708	$ 95,366	5.95%
Reverse Repurchase
Agreements	786,598	22,839	2.90%	878,822	46,438	5.28%	122,301	6,497	5.31%
Agency Mortgage backed
Securities	225,935	8,226	3.64%	199,514	11,086	5.56%	157,454	7,833	4.97%
Non-agency Collateralized
Mortgage Obligations	379,979	23,474	6.18%	229,108	12,808	5.59%	21,204	1,151	5.43%
Other Government Agency
Obligations	-	-	-	-	-	-	8,314	404	4.86%
Corporate Debt and Asset
Backed Securities	-	-	-	-	-	-	8,839	499	5.65%
Money Market Funds, Cash
and Cash Equivalents	190,954	5,416	2.84%	49,979	2,533	5.07%	34,469	1,607	4.66%
FHLB Stock and Other	12,439	608	4.89%	7,121	424	5.95%	12,936	708	5.47%
Total Interest-Earning
Banking Assets	7,740,036	407,123	5.26%	4,544,875	278,248	6.12%	1,967,225	114,065	5.80%
Non-Interest-Earning
Banking Assets	24,835			16,410			13,329

Total Banking Assets	$ 7,764,871			$ 4,561,285			$ 1,980,554

Interest-Bearing
Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 242,058	$ 10,780	4.45%	$ 239,478	$ 11,021	4.60%	$ 269,949	$ 10,872	4.03%
Money Market, Savings,
and NOW Accounts (2)	6,895,785	174,252	2.53%	3,890,955	179,741	4.62%	1,293,104	51,313	3.97%

FHLB Advances and Other	141,339	6,505	4.60%	56,932	2,985	5.24%	233,428	11,344	4.86%

Total Interest-Bearing
Banking Liabilities	7,279,182	191,537	2.63%	4,187,365	193,747	4.63%	1,796,481	73,529	4.09%

Non-Interest-Bearing
Banking Liabilities	20,630			98,117			11,781

Total Banking
Liabilities	7,299,812			4,285,482			1,808,262
Total Banking
Shareholder's
Equity	465,059			275,803			172,292

Total Banking
Liabilities and
Shareholder's
Equity	$ 7,764,871			$ 4,561,285			$ 1,980,554

	Year Ended
	September 30, 2008			September 30, 2007			September 30, 2006
		Operating	Average		Operating	Average		Operating	Average
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Operating
Interest Income	$ 460,854	$ 215,586		$ 357,510	$ 84,501		$ 170,744	$ 40,536

Bank Net Interest (3):
Spread			2.63%			1.49%			1.71%
Margin (Net Yield on
Interest- Earning
Bank Assets)			2.79%			1.86%			2.06%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			106.33%			108.54%			109.50%
Return On Average(4):
Total Banking Assets			0.91%			0.38%			0.48%
Total Banking
Shareholder's Equity			15.18%			6.27%			5.54%
Average Equity to
Average Total
Banking Assets			5.99%			6.05%			8.70%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the years ended September 30, 2008, 2007, and 2006, respectively was $15.1 million, $8.1 million, and $3.5 million.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)	The increase in interest spreads is due to a rapid decline in short-term interest rates, which led to a decline in RJBank’s cost of funds.

(4)
RJBank has gone through a period of rapid loan growth and accordingly established allowances for loan losses for potential losses inherent in the loan portfolios. These charges to earnings have a negative impact on returns during periods of loan growth.

Increases and decreases in interest income and operating interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on RJBank's interest-earning assets and the interest incurred on its interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year's volume. Changes applicable to both volume and rate have been allocated proportionately.

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income	$ 191,005	$ (49,404)	$141,601	$ 93,992	$ 15,601	$ 109,593
Reverse Repurchase Agreements	(4,873)	(18,726)	(23,599)	40,189	(248)	39,941
Agency Mortgage Backed Securities	1,468	(4,328)	(2,860)	2,092	1,161	3,253
Non-agency Collateralized Mortgage Obligations	8,435	2,231	10,666	11,285	372	11,657
Other Government Agency Obligations	-	-	-	(404)	-	(404)
Corporate Debt and Asset Backed Securities	-	-	-	(499)	-	(499)
Money Market Funds, Cash and Cash Equivalents	7,145	(4,262)	2,883	723	203	926
FHLB Stock and Other	317	(133)	184	(318)	34	(284)

Total Interest-Earning Banking Assets	$ 203,497	$ (74,622)	$ 128,875	$ 147,060	$ 17,123	$ 164,183

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ 119	$ (360)	$ (241)	$ (1,227)	$ 1,376	$ 149
Money Market, Savings and
NOW Accounts	138,808	(144,297)	(5,489)	103,372	25,056	128,428
FHLB Advances and Other	4,426	(906)	3,520	(8,577)	218	(8,359)

Total Interest-Bearing Banking Liabilities	143,353	(145,563)	(2,210)	93,568	26,650	120,218

Change in Net Operating Interest Income	$ 60,144	$ 70,941	$131,085	$ 53,492	$ (9,527)	$ 43,965

Results of Operations – Emerging Markets

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2008	(Decr.)	2007	(Decr.)	2006
	($ in 000's)
Revenues
Securities Commissions and
Investment Banking Fees	$ 32,292	(23%)	$ 41,879	(4%)	$ 43,703
Investment Advisory Fees	3,326	17%	2,846	48%	1,919
Interest Income	3,649	(10%)	4,042	11%	3,647
Trading Profits	1,027	(80%)	5,254	41%	3,720
Other	975	(81%)	5,062	123%	2,274
Total Revenues	41,269	(30%)	59,083	7%	55,263

Interest Expense	1,235	15%	1,075	(27%)	1,467
Net Revenues	40,034	(31%)	58,008	8%	53,796

Non-Interest Expense
Compensation Expense	25,917	(8%)	28,071	(4%)	29,185
Other Expense	17,504	(25%)	23,302	17%	19,867
Total Non-Interest Expense	43,421	(15%)	51,373	5%	49,052

Minority Interest	(127)		2,995		1,887
Pre-tax (Loss) Earnings	$ (3,260)	(190%)	$ 3,640	27%	$ 2,857

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 – Emerging Markets

Emerging markets consists of the results of the Company’s joint ventures in Argentina, Uruguay, Brazil and Turkey. The results in the emerging market segment declined from a $3.6 million profit in the prior year to a $3.3 million loss in fiscal 2008.  This decline was a result of a greater decline in revenues than an increase in expenses.  Expenses were impacted by the Company’s investment in Brazil. The global economic slowdown and credit crisis significantly impacted emerging markets in all business lines. Commission revenue declined 23% as the economic slowdown and a series of political crises in Turkey and Argentina severely undermined investors’ confidence in these countries. Trading profits declined due to losses taken in proprietary positions in Turkey. The commission expense portion of compensation expense declined in proportion to the decline in commission revenue. Other expenses in the prior year were unusually high due to the accrual of tax liabilities and the related legal expenses. The Company is still awaiting the final outcome of the court case in Turkey, and in light of the suspension of the entity’s license, its ability to continue as a going concern is uncertain. The Company has fully reserved for its investment in the Turkish joint venture. Accordingly, pre-tax earnings do not include any net impact of the Turkish joint venture.

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

The $2 million increase in expense is predominantly related to the accrual of estimated tax liabilities in Turkey.

Results of Operations – Stock Loan/Borrow

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2008	(Decr.)	2007	(Decr.)	2006
	($ in 000's)
Interest Income and Expense
Interest Income	$ 36,843	(46%)	$ 68,685	15%	$ 59,947
Interest Expense	26,552	(55%)	59,276	25%	47,593
Net Interest Income	10,291	9%	9,409	(24%)	12,354

Non-Interest Expenses	3,257	(26%)	4,406	1%	4,353
Pre-tax Earnings	$ 7,034	41%	$ 5,003	(37%)	$ 8,001

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 – Stock Loan/Borrow

Despite an approximately 15% decline in average stock borrow balances from the prior year, net interest in this segment increased 9%. The vast majority of the balances continue to be matched book business with similar asset and liability balances. Average spreads on the matched book business increased from 0.5% to 0.65%, resulting in the increased net interest. Expenses were lower than in the prior year resulting in a 41% increase in pre-tax profits.

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

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Propriety Capital segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2008	(Decr.)	2007	(Decr.)	2006
	($ in 000's)
Revenues
Investment Advisory Fees	$ 749	-	$ 746	(54%)	$ 1,625
Other	22,026	192%	7,534	(52%)	15,687
Total Revenues	22,775	175%	8,280	(52%)	17,312

Expenses
Compensation Expense	3,759	60%	2,348	(21%)	2,959
Other Expenses	2,823	278%	747	(26%)	1,003
Total Expenses	6,582	113%	3,095	(22%)	3,962

Minority Interest	8,852		1,608		4,882
Pre-tax Earnings	$ 7,341	105%	$ 3,577	(58%)	$ 8,468

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 – Proprietary Capital

Proprietary Capital results are driven by the valuations made within Raymond James Capital Partners, L.P., Ballast Point Ventures I and II, L.P., the EIF Funds, the Company’s direct merchant banking investments managed by Raymond James Capital, Inc. and the third party private equity funds in which RJF is invested.  During fiscal 2008 the Company’s direct merchant banking investments, Raymond James Capital Partners LP and RJF private equity investment portfolio increased in value by $3.0 million, $8.2 million and $4.0 million, respectively.

Year ended September 30, 2007 Compared with the Year ended September 30, 2006 – Proprietary Capital

Proprietary Capital results are driven by the valuations made within Raymond James Capital Partners, L.P., Ballast Point Ventures, L.P., the EIF Funds and the third party private equity funds in which RJF is invested. Fiscal 2006 included write-ups within Ballast Point of $3.6 million versus a write-down of $1 million in fiscal 2007. Fiscal 2007 included valuation adjustments to the RJF private equity investment portfolio.

Results of Operations - Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2008	(Decr.)	2007	(Decr.)	2006
	($ in 000's)
Revenues
Interest Income	$ 7,076	(9%)	$ 7,773	89%	$ 4,114
Other	(1,562)	(123%)	6,659	(65%)	19,197
Total Revenues	5,514	(62%)	14,432	(38%)	23,311

Other Expense	28,787	167%	10,780	(11%)	12,063
Pre-tax (Loss) Earnings	$ (23,273)	(737%)	$ 3,652	(68%)	$ 11,248

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 - Other

Revenue in the Other segment includes interest earnings on available corporate cash balances and gains/losses on corporate investments, including company-owned life insurance used as a funding vehicle for non-qualified deferred compensation programs. Expenses in this segment are predominantly executive compensation and certain compensation accruals related to the Company’s benefit plans as a result of increased profitability at RJBank.

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

Liquidity and Capital Resources

The Company’s senior management establishes the liquidity and capital policies of the Company. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, the monitoring of the availability of alternative sources of financing, and the daily monitoring of liquidity in the Company’s significant subsidiaries. Decisions on the allocation of capital to business units considers, among other factors, projected profitability and cash flow, risk and impact on future liquidity needs. The Company’s Treasury Department assists in evaluating, monitoring and controlling the impact that the Company’s business activities have on its financial condition, liquidity and capital structure as well as maintains the relationships the Company has with various lenders. The objectives of these policies are to support the successful execution of the Company’s business strategies while ensuring ongoing and sufficient liquidity.

The unprecedented volatility of the financial markets, accompanied by a severe deterioration of economic conditions worldwide, has had a pronounced adverse affect on the availability of credit through traditional sources. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders have reduced and, in some cases, ceased to provide funding to the Company. See Sources of Liquidity-Borrowings section below for additional information. Further, the current environment is not conducive to most types of financings.

Liquidity is provided primarily through the Company’s business operations and financing activities.

Cash provided by operating activities during the fiscal year ended September 30, 2008 was approximately $84.3 million, primarily attributable to the decrease in stock borrowed receivables, the modest increases in brokerage client deposits (directly correlated to the increase in segregated assets) and payables to broker-dealers and clearing organizations. This was partially offset by the decrease in stock loaned payables and modest increases in segregated assets.

Investing activities used $2.7 billion, which is primarily due to activity at RJBank, including loans originated and purchased and purchases of available for sale securities.  This was partially offset by loan repayments, the reduction in securities purchased under agreements to resell and maturations and repayments of available for sale securities at RJBank.

Financing activities provided $5.2 billion, the result of an increase in deposits at RJBank, proceeds from borrowed funds, which includes a $1.9 billion overnight borrowing to meet point-in-time regulatory balance sheet composition requirements related to RJBank’s qualifying as a thrift institution, and cash provided from the exercise of stock options and employee stock purchases. This was partially offset by the purchase of treasury stock, including the open market purchase of 2.7 million shares during the fiscal year, and the payment of cash dividends.

The Company believes its existing assets, most of which are liquid in nature, together with funds generated from operations and potential external financing, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

In addition to the liquidity provided through the Company’s business operations, the Company has various potential sources of capital.

Liquidity Available from Subsidiaries

The Company’s two principal domestic broker-dealer subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At September 30, 2008, both of these brokerage subsidiaries far exceeded their minimum net capital requirements. At that date, these subsidiaries had excess net capital of $324.1 million, of which approximately $150 to $200 million is available for dividend (subject to cash availability and possibly to regulatory approval) while still maintaining a capital level well above regulatory “early warning” guidelines.

Subject to notification and in some cases approval by the OTS, RJBank may dividend to the Company as long as RJBank maintains its “well capitalized” status under bank regulatory capital guidelines.

Liquidity available to the Company from its subsidiaries, other than its broker-dealer subsidiaries and RJBank, is not limited by regulatory requirements.

Borrowings and Financing Arrangements

The following table presents the Company’s financial arrangements as of September 30, 2008:

	Committed	Committed	Uncommitted	Uncommitted	Total Financing
	Unsecured	Secured	Secured	Unsecured	Arrangements
	(in 000’s)

RJA (with third party lenders)	$ -	$ 150,000	$ 835,100	$ 200,000	$ 1,185,100
RJA (with related parties)	-	-	360,000	-	360,000
RJF	200,000	-	-	-	200,000

Total Company	$ 200,000	$ 150,000	$ 1,195,100	$ 200,000	$ 1,745,100

At September 30, 2008, the Company maintained three 364-day committed and several uncommitted financing arrangements denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”).  At September 30, 2008, the aggregate domestic facilities were $1.4 billion and the Canadian line of credit was CDN $40 million with third party lenders. Shortly before the fiscal year end, the lender in RJA’s $600 million uncommitted tri-party repurchase arrangement notified RJA that this facility was on hold and financing was not available until further notice, pending the completion of the lender’s acquisition by a new parent.  Subsequent to September 30, 2008, $50 million of RJA’s uncommitted, unsecured lines of credit were cancelled. Lenders are under no obligation to lend to the Company under uncommitted lines and there have been several recent instances where they were unwilling to do so.  RJF maintained a $200 million committed unsecured revolving line of credit which was fully drawn at September 30, 2008. RJF’s committed line of credit is subject to a 0.125% per annum facility fee. Upon expiration in October 2008, RJF extended $100 million of its 364-day, unsecured revolving credit agreement to January 2009, subject to modification or renewal. The extended fully drawn facility amortizes 25% after one month, another 25% after two months, and the remaining 50% at the maturity date. RJA maintains a $50 million committed secured line of credit and a $100 million committed tri-party repurchase arrangement. There were collateralized financings of $80 million outstanding under the $100 million tri-party repurchase arrangement at September 30, 2008, which are included in Securities Sold Under Agreements to Repurchase on the Consolidated Statement of Financial Condition. RJA’s committed facilities are subject to 0.15% and 0.125% per annum facility fees, respectively.  In addition, RJA maintains $235 million in uncommitted secured facilities. RJA also maintains $360 million in uncommitted tri-party repurchase arrangements with related parties. RJBank has provided $300 million of those uncommitted arrangements to RJA, which is guaranteed by RJF. Approximately $240 million is only available until January 30, 2009 under an exception from affiliate lending regulations granted by the OTS, unless the exemption is extended. Collateral for loans under secured lines of credit and securities sold under repurchase agreements (collectively “collateral”) are Company owned and/or client margin securities, as permitted by regulatory requirements. The required market value of the collateral ranges from 102% to 125% of the cash provided. At September 30, 2008, the $80 million outstanding is collateralized by company-owned securities with a market value of $89.4 million. Although the Company has $510 million committed or related party collateralized financing arrangements available, the Company’s inventory levels, which could serve as collateral, are substantially less. RJA supplements its secured lines of credit and repurchase arrangements with $200 million of uncommitted unsecured lines of credit. The interest rates for all of the Company’s financing facilities are variable and are based on the Fed Funds rate, LIBOR, or Canadian prime rate as applicable. For the fiscal year ended September 30, 2008, interest rates on the financing facilities ranged from 1.58% to 7.75%.

On September 30, 2008, RJBank had advances outstanding at the FHLB of $1.95 billion, which included $1.9 billion in overnight advances to meet point in time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. The latter action was discussed well in advance with the OTS. These borrowed funds were invested in qualifying assets and the necessary qualification was met. Prior to the advance, the Company infused $120 million of additional capital into RJBank to ensure RJBank retained its “well capitalized” status as of September 30, 2008, under bank regulatory capital guidelines. After the $1.9 billion advance was repaid on October 1, 2008, RJBank made a return of capital distribution of $60 million back to RJF on October 2, 2008, to return a portion of the excess capital above the amount necessary to meet all regulatory capital requirements for “well capitalized” status. Due to its outstanding overnight advances, RJBank had no immediate credit available from the FHLB at September 30, 2008 but had total available credit of $1.38 billion with the pledging of additional collateral to the FHLB. Following the repayment of the $1.9 billion overnight advance on October 1, 2008, RJBank had $1.71 billion in immediate credit available from the FHLB and total available credit of $3.29 billion with the pledging of additional collateral to the FHLB.

The Company’s joint ventures in Turkey and Argentina have settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: one in Turkey totaling $8 million and one in Argentina for $9 million. At September 30, 2008, there were no outstanding balances on the settlement lines in Argentina or Turkey. At September 30, 2008, these joint ventures had aggregate unsecured settlement lines of credit available of $40.5 million, and there were no outstanding balances on these lines. The interest rates for these lines of credit ranged from 9% to 18%. Subsequent to September 30, 2008, the Company’s Turkish joint venture has had to halt all trading activities due to a technical capital inadequacy. See Legal and Regulatory section below for additional information.

At September 30, 2008 and September 30, 2007, the Company had loans payable of $2.2 billion and $122.6 million, respectively. The balance at September 30, 2008 is comprised of a $62.2 million loan for its home-office complex, $1.95 billion in FHLB advances (RJBank), and $200 million outstanding on its committed line of credit.

Other Sources of Liquidity

The Company is pursuing eligibility for the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). Participation in the TLGP would be expected to assist the Company in obtaining  up to $250 million of senior unsecured debt financing at the holding company level. The Company is pursuing several alternative forms of debt financing that could utilize the TLGP, if eligibility is obtained. It is also pursuing other forms of debt financing that would not benefit from the TLGP. There is no assurance that either form of financing will be obtained.

The Company believes that it qualifies to participate in the U.S. Treasury’s Capital Purchase Program (“CPP”) and submitted an application through its primary regulator in November 2008. While there is no guarantee that the Company will be approved, the Company estimates that this program could provide up to approximately $300 million in new preferred equity, at rates substantially discounted to current market rates. While the Company views additional capital as beneficial in the current environment, it would also have  the potential to significantly improve the Company’s liquidity position, which would be important in the event that TLGP eligibility is not obtained.

If the Company were unable to obtain external financing, it may be necessary to reduce cash contributions to its subsidiaries, extract capital from its subsidiaries to the extent permitted to maintain continued compliance with regulatory requirements or reduce investments in private equity and venture capital endeavors. Those courses of action could result in foregoing opportunities to recruit additional financial advisors or acquire new business operations, reducing inventory levels of carried securities or scaling back of current business operations. A consequence of any of those courses of action would likely have a negative impact on near term earnings.

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. Total assets of $18.8 billion (excluding the cash received from the $1.9 billion overnight borrowing at RJBank) at September 30, 2008 were up approximately 16% over September 30, 2007. Most of this increase is due to the growth of RJBank, with the increased loan balances being funded by increased deposits. RJBank loan balances increased significantly as the Company took advantage of quality loans available for purchase at attractive prices resulting from a desire for liquidity in the markets in response to the credit crisis. Significant decreases in assets were in securities purchased under agreements to resell and stock borrowed receivables (stock loaned payables experienced a similar decrease on the liability side). The broker-dealer gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to brokers, dealers and clearing organizations and clients fluctuate with the Company's business levels and overall market conditions.

As of September 30, 2008, the Company's liabilities were comprised primarily of deposits of $8.8 billion at RJBank and brokerage client payables of $5.8 billion at the broker-dealer subsidiaries, as well as loans payable of $312 million (excluding $1.9 billion in overnight borrowings at RJBank, which were repaid on October 1, 2008). The Company primarily acts as an intermediary in stock loan/borrow transactions. As a result, the liability of $696 million associated with the stock loan transactions is related to the $675 million receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients and operating needs, the Company has approximately $1.3 billion in cash (excluding the cash received from the $1.9 billion overnight borrowing at RJBank) and $4.3 billion in assets segregated pursuant to regulations. The Company also has client brokerage receivables of $1.9 billion and $7.1 billion in loans at RJBank.

Contractual Obligations, Commitments and Contingencies

The Company has contractual obligations to make future payments in connection with its short and long-term debt, non-cancelable lease agreements, partnership investments, commitments to extend credit, loans purchased but not settled, underwriting commitments and a naming rights agreement. The following table sets forth these contractual obligations by fiscal year:

	Total	2009	2010	2011	2012	2013	Thereafter
	(in 000’s)

Long-Term Debt	$ 112,224	$ 2,891	$ 23,060	$ 33,239	$ 3,429	$ 3,630	$ 45,975
Variable Interest Entities’ Loans
Payable(1)	102,564	13,987	12,489	12,967	13,030	13,425	36,666
Short-Term Debt (2)	2,100,000	2,100,000	-	-	-	-	-
Operating Leases	200,262	36,345	33,534	29,510	25,228	20,655	54,990
Investments – Private Equity
Partnerships(3)	48,700	48,700	-	-	-	-	-
Certificates of Deposit	248,207	129,974	54,264	34,559	11,295	18,115	-
Commitments to Extend
Credit - RJBank(4)	2,727,493	2,727,493	-	-	-	-	-
RJBank Loans Purchased,
Not Yet Settled	8,500	8,500	-	-	-	-	-
Commitments to Real Estate
Partnerships(5)	60,800	60,800	-	-	-	-	-
RJ Multi-Family Finance
Loan Commitments	26,038	20,176	5,862	-	-	-	-
Commitments to Unsold RJTCF
Fund Interests (5)	75,000	75,000	-	-	-	-	-
Underwriting Commitments	8,669	8,669	-	-	-	-	-
Naming Rights for Raymond
James Stadium	26,937	3,278	3,409	3,545	3,687	3,835	9,183
Total	$5,745,394	$5,235,813	$ 132,618	$ 113,820	$ 56,669	$ 59,660	$ 146,814

(1)	Loans which are non-recourse to the Company. See Notes 6 and 9 in the Notes to the Consolidated Financial Statements for additional information.
(2)
Includes $1.9 billion in overnight borrowing to meet point-in-time regulatory balance sheet composition requirements related to RJBank’s qualifying as a thrift institution. This borrowing was repaid on October 1, 2008.

(3)
The Company has committed a total of $56.3 million, in amounts ranging from $200,000 to $5 million, to 42 different independent venture capital or private equity partnerships. As of September 30, 2008, the Company has invested $36.3 million of that amount and has received $30.2 million in distributions. Additionally, the Company is the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $13.0 million and has received $9.2 million in distributions as of September 30, 2008. The Company is not the controlling general partner in another internally sponsored private equity limited partnership to which it has committed $30 million. As of September 30, 2008, the Company has invested $2.3 million of that amount and has not received any distributions. Although the combined remaining balance of $48.7 million has been included in fiscal year 2009 above, the contributions to the partnerships may occur after that time and are dependent upon the timing of the capital calls by the general partners.

(4)	Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future liquidity requirements.
(5)	RJTCF is committed to additional future fundings related to real estate partnerships.

The Company’s Board of Directors approved up to $200 million in short-term or mezzanine financing investments, primarily related to investment banking transactions. As of September 30, 2008, the Company did not have any such investments. The Board of Directors has approved the use of up to $75 million for investment in proprietary merchant banking opportunities. As of September 30, 2008, the Company has invested $32.3 million. The use of this capital is subject to availability of funds.

The Company is authorized by the Board of Directors to repurchase its common stock for general corporate purposes. There is no formal stock repurchase plan at this time. In May 2004 the Board authorized the repurchase of up to $75 million of shares. During March 2008, the Company exhausted this authorization. On March 11, 2008, the Board of Directors authorized an additional $75 million for repurchases at the discretion of the Board’s Share Repurchase Committee. As of September 30, 2008 the unused portion of this authorization was $72.1 million.

RJBank provides to its affiliate, Raymond James Capital Services, Inc. (RJCS), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJCS. At September 30, 2008, the aggregate exposure under these guarantees was $2.5 million, which was underwritten as part of the larger corporate credit relationships. There was no aggregate exposure at September 30, 2007. The estimated total potential exposure under these guarantees is $12.1 million.

RJBank has outstanding at any time a significant number of commitments to extend credit, and other credit-related off balance sheet financial instruments such as standby letters of credit and loan purchases. Because many loan commitments expire without being funded in whole or part, the contract amounts are not estimates of the Company’s future liquidity requirements. Based on the underlying terms and conditions of these loans, management believes it is highly unlikely that a material percentage of these commitments would be drawn. Many of these loan commitments have fixed expiration dates or other termination clauses and, historically, a large percentage of the letters of credit expire without being funded.

As of September 30, 2008, RJBank had entered into overnight reverse repurchase agreements totaling $705 million with three counterparties, with individual exposures of $350 million, $305 million and $50 million. Although RJBank is exposed to risk that these counterparties may not fulfill their contractual obligations, the Company believes the risk of default is minimal due to the creditworthiness of these counterparties, which is closely monitored, collateral received and the short duration of these agreements.

The Company has also committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships that purchase and develop properties qualifying for tax credits. These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. During the quarter ended September 30, 2008, the Company made a commitment to purchase and potentially hold up to $75 million of unsold interests in one of RJTCF’s current fund offerings. In such an event, the Company would expect to resell these interests to other investors, however the holding period of these interests could be much longer than 90 days. Subsequent to September 30, 2008, RJTCF closed this fund offering and purchased $58 million of the unsold interests. In addition to the interests purchased, RJTCF provided certain specific performance guarantees to the investors of the fund. The Company has guaranteed RJTCF’s $58 million capital contribution obligation as well as the specified performance guarantees provided to the fund’s investors. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At September 30, 2008, cash funded to invest in either loans or investments in project partnerships was $30.3 million. At September 30, 2008, RJTCF is also committed to additional future fundings of $45.9 million related to project partnerships that have not yet been sold to various tax credit funds (including the fund offering mentioned previously that the Company made a commitment to purchase and potentially hold up to $75 million of unsold interests). The Company and RJTCF also issue certain guarantees to various third parties related to project partnerships, interests in which have been or are expected to be sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $14.9 million as of September 30, 2008. Through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., certain construction loans or loans of longer duration (“permanent loans”) may be made directly to certain project partnerships.  As of September 30, 2008, nine such construction loans are outstanding with an unfunded balance of $20.2 million available for future draws on such loans.  Similarly, five permanent loan commitments are outstanding as of September 30, 2008. Each of these commitments will only be funded if certain conditions are achieved by the project partnership and in the event such conditions are not met, generally expire two years after their issuance.  The total amount of such unfunded permanent loan commitments as of September 30, 2008 is $5.9 million.

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental”). The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The value of the Company’s leveraged lease with Continental was approximately $8.8 million as of September 30, 2008. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014. Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company continues to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At September 30, 2008, the Company had client margin securities valued at $210.0 million pledged with a clearing organization to meet the point in time requirement of $139.9 million. At September 30, 2007, the Company had client margin securities valued at $135.7 million pledged with a clearing organization to meet the point in time requirement of $67.5 million.

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

See Note 12 of the Notes to the Consolidated Financial Statements for further information on the Company's commitments and contingencies.

In addition, see Item 3, “Legal Proceedings,” for discussion of auction rate securities (“ARS”) and the potential implications of the Company’s current liquidity position on its ability to resolve these matters.

Regulatory

The Company's broker-dealer subsidiaries are subject to requirements of the SEC in the United States and the IIROC in Canada relating to liquidity and capital standards. The domestic broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of FINRA, is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, RJFS, HFD and Raymond James (USA) Ltd. have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or 2% of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of Aggregate Debit Items. RJA, RJFS,  HFD, Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of September 30, 2008.

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IIROC) and the Early Warning System (By-Law No. 30 of the IIROC). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IIROC may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IIROC. The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 during fiscal 2008 or 2007.

RJBank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of September 30, 2008, that RJBank meets all capital adequacy requirements to which it is subject.

See Notes 13 and 18 of the Notes to the Consolidated Financial Statements for further information on the Company’s legal matters and regulatory environment.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. The following is a summary of the Company’s critical accounting policies. For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The Company believes that its significant accounting policies described below involve a higher degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgments based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Financial Instruments and Other Assets

“Trading instruments” and “Available for sale securities” are reflected in the Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses related to these financial instruments are reflected in net income or other comprehensive income, depending on the underlying purpose of the instrument. See Notes 2, 3, and 10 of the Notes to the Consolidated Financial Statements for further information. The following table presents the Company’s trading instruments and available for sale securities segregated into trading securities (i.e., non-derivative), derivative contracts, and available for sale securities:

	September 30, 2008
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
	(in 000’s)

Trading Securities	$ 278,693	$ 104,454
Derivative Contracts	46,393	30,250
Available for Sale Securities	577,933	-
Total	$ 903,019	$ 134,704

Trading Securities, Derivative Contracts and Available for Sale Securities

Trading securities are valued at fair market value, and securities which are not readily marketable are carried at estimated fair value as determined by management with changes recognized in current earnings. To corroborate management’s estimated valuation, the Company uses prices from independent sources, which include pricing services. Depending upon the type of security, the pricing service may provide a listed price or a matrix price. If listed market prices are unavailable to the pricing service, then it may use other methods including broker or dealer price quotations, or spread-based models periodically re-calibrated to market trades in similar securities in order to derive the fair value of the instruments. For positions in securities that do not have available determinable fair values, the Company uses estimated fair values. Estimated fair values are determined by management based upon consideration of available information, including trading levels of similar securities, standard spread-based pricing models re-calibrated from time to time to trade activity in in similar assets, the coupon level and possible early redemption features of the security, and current financial information regarding the issuer. Fair values for derivative contracts are obtained from pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value and yield curve or other volatility factors underlying the positions. Changes in fair value of derivative contracts are recognized into current earnings. The fair value of available for sale securities is based on bid quotations received from a pricing service or securities dealers with changes to fair value being recognized in Other Comprehensive Income. Positions valued in this manner represent approximately 98% of the available for sale portfolio. If these sources are not available or are deemed unreliable when an active market does not exist, then the fair value is estimated using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, using observable market data where available. Unrealized losses deemed to be other-than-temporary for available for sale securities are included in current period earnings within Other Revenue and a new cost basis for the security is established. In order to evaluate the Company’s risk exposure and any potential impairment of these securities, characteristics of each security owned such as collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses and collateral coverage are reviewed monthly by management.  These factors, in addition to the Company’s intent and ability to hold the investment for a time period sufficient to allow for the anticipated valuation recovery to the Company’s cost basis, are also considered in determining whether these securities are other-than-temporarily impaired. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the security.

The following table presents the carrying value of trading securities, derivative contracts and available for sale securities for which fair value is measured based on quoted prices or other independent sources versus those for which fair value is determined by management:

September 30, 2008
	Financial Instruments Owned at Fair Value	Financial Instruments Sold but not yet Purchased at Fair Value
(in 000’s)

Fair Value Based on Quoted Prices and Independent Sources	$ 833,795	$ 104,454
Fair Value Determined by Management (1)	69,224	30,250
Total	$ 903,019	$ 134,704

(1) Includes trading securities which are not readily marketable and derivative contracts.

The Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law on October 3, 2008.  The Act grants the U.S. Secretary of the Treasury authority to purchase debt securities from and make capital injections into financial institutions. The Act was a significant change in circumstances that occurred after September 30, 2008, that has not been considered in the Company’s assessment of whether securities are other-than-temporarily impaired as of September 30, 2008.

Private Equity Investments

Private equity investments, held primarily by the Company’s Proprietary Capital segment, are reflected in the Consolidated Statements of Financial Condition at management’s estimate of fair value. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. Direct private equity investments are valued initially at transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued using similar methodologies. As of September 30, 2008, the Company had $169.7 million in direct and third party private equity investments, which represented less than 1% of its total assets.

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

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of September 30, 2008, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of Raymond James Limited (“RJ Ltd.”). As of the most recent impairment test performed in March 2008, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Subsequent to September 30, 2008, stocks at financial institutions, including the Company’s, are experiencing significant downward pressure in connection with the current economic downturn. As a result, the Company will evaluate whether it needs to perform an impairment test during the quarter ending December 31, 2008.

Allowance for Loan Losses and Other Provisions

The Company recognizes liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount; if not determinable, the Company accrues at least the minimum of the range of probable loss.

The Company records reserves related to legal proceedings in Trade and Other Payables. Such reserves are established and maintained in accordance with Statement of Financial Accounting Standard  No. 5, "Accounting for Contingencies" (“SFAS 5”), and Financial Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” (“FIN 14”). The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Lastly, each case is reviewed to determine if it is probable that insurance coverage will apply, in which case the reserve is reduced accordingly. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with  SFAS 5, and a reserve for individually impaired loans in accordance with SFAS No. 114, "Accounting by a Creditor for Impairment of a Loan."  The calculation of the SFAS 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. A commercial loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is supported by collateral. At September 30, 2008, the amortized cost of all RJBank loans was $7.2 billion and an allowance for loan losses of $88.2 million was recorded against that balance. The total allowance for loan losses, including $9.2 million in reserves for off-balance sheet exposures maintained in Trade and Other Payables, is equal to 1.35% of the amortized cost of the loan portfolio.

The following table allocates RJBank’s allowance for loan losses by loan category:

	September 30,		September 30,		September 30,
	2008		2007		2006

		Loan Category		Loan Category		Loan Category
		as a % of		as a % of		as a % of
		Total Loans		Total Loans		Total Loans
	Allowance	Receivable	Allowance	Receivable	Allowance	Receivable
	($ in 000’s)

Commercial Loans (1)	$10,147	10%	$ 4,471	7%	$ 3,663	12%

Real Estate
Construction Loans	7,061	5%	2,121	3%	548	2%

Commercial Real Estate
Loans (2)	62,197	49%	35,766	49%	10,603	28%

Residential Mortgage
Loans	8,589	36%	4,659	41%	3,878	58%

Consumer Loans	161	-	5	-	2	-

Total	$88,155	100%	$47,022	100%	$18,694	100%

(1)	Loans not secured by real estate.
(2)	Loans wholly or partially secured by real estate.

	September 30,		September 24,
	2005		2004

		Loan Category		Loan Category
		as a % of		as a % of
		Total Loans		Total Loans
	Allowance	Receivable	Allowance	Receivable
	($ in 000’s)

Commercial Loans (1)	$1,574	14%	$1,372	18%

Real Estate
Construction Loans	567	3%	383	5%

Commercial Real Estate
Loans (2)	2,878	14%	826	11%

Residential Mortgage
Loans	2,537	69%	5,044	66%

Consumer Loans	37	-	17	-

Total	$7,593	100%	$7,642	100%

(1)	Loans not secured by real estate.
(2)	Loans wholly or partially secured by real estate.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At September 30, 2008 the receivable from Financial Advisors was $176.1 million, which is net of an allowance of $2.0 million for estimated uncollectibility.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes”, as interpreted by FIN 48, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for income Taxes”. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, evaluation of income tax benefits is a two-step process. First, income tax benefits can be recognized in financial statements for a tax position if it is considered “more likely not” (as defined in SFAS 5, “Accounting for Contingencies”) of being sustained on audit based solely on the technical merits of the income tax position. Second, if the recognition criteria are met, the amount of income tax benefits to be recognized is measured based on the largest income tax benefit that is more than 50 percent likely to be realized on ultimate resolution of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure, and transition. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, or cash flows.  The Company recognizes the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. See Note 11 of the Notes to the Consolidated Financial Statements for further information on the Company’s income taxes.

Effects of recently issued accounting standards, not yet adopted

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities on an instrument by instrument basis. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for the Company). The Company does not expect SFAS 159 to have a material impact on the consolidated financial statements of the Company and elected not to adopt the fair value option for any recognized financial assets and liabilities as permitted by SFAS 159.

In April 2007, the FASB issued Staff Position (“FSP”) FIN No. 39-1, "Amendment of FASB Interpretation No. 39” (“FSP FIN No. 39-1”). FSP FIN No. 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. FSP FIN No. 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for the Company), with early application permitted. The Company does not expect the adoption of FSP FIN No. 39-1 to have a material impact on its consolidated financial statements.

In May 2007, the FASB issued FSP FIN No. 46R-7, "Application of FASB Interpretation No. 46(R) to Investment Companies". FSP FIN No. 46R-7 amends the scope of the exception to FIN 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, (the “Guide”) are not subject to consolidation under FIN 46R. This FSP remains effective only upon initial adoption of Statement of Position (“SOP”) 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" (“SOP 07-1”). The Company does not expect the adoption of FSP FIN No. 46R-7 to have a material impact on the consolidated financials.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R provides new guidance on accounting for business combinations which includes the fundamental principle of recording the acquired business at fair value. In addition, this statement requires extensive disclosures about the acquisition’s quantitative and qualitative effects including validation of the fair value of goodwill.  This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (October 1, 2009 for the Company).  Earlier application is prohibited.

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

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 (October 1, 2009 for the Company), and interim periods within those fiscal years. The Company does not expect the adoption of FSP SFAS No. 157-2 will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This statement is effective upon issuance, but will be adopted once SFAS 157 is effective for the Company (October 1, 2008 for the Company).  The Company does not expect the adoption of FSP SFAS No. 157-3 will have a material impact on its consolidated financial statements.

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

Off Balance Sheet Arrangements

Information concerning the Company's off balance sheet arrangements is included in Note 19 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

Risks are an inherent part of the Company's business and activities. Management of these risks is critical to the Company's fiscal soundness and profitability. Risk management at the Company is a multi-faceted process that requires communication, judgment and knowledge of financial products and markets. The Company's senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring and control of various risks. The principal risks involved in the Company's business activities are market, credit, liquidity, operational, and regulatory and legal.

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and security prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations. The Company's broker-dealer subsidiaries, primarily RJA, trade tax exempt and taxable debt obligations and act as an active market maker in approximately 678 listed and over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

See Note 2 of the Notes to Consolidated Financial Statements for information regarding the fair value of trading inventories associated with the Company’s broker-dealer facilitation, market-making and proprietary trading activities.

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits. Limits are established both for categories of securities (e.g., OTC equities, corporate bonds, municipal bonds) and for individual traders. As of September 30, 2008, the absolute fixed income and equity inventory limits excluding contractual underwriting commitments for the Company’s domestic subsidiaries, were $1.98 billion and $59.8 million, respectively. These same inventory limits for RJ Ltd. as of September 30, 2008, were $46.3 million and $62.5 million, respectively. The Company's trading activities in the aggregate were significantly below these limits at September 30, 2008. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risk. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

In the normal course of business, the Company enters into underwriting commitments. RJ Ltd., as a lead, co-lead or syndicate member in the underwriting deal, may commit to purchase a specified amount of the shares issued in the offering.  A management committee reviews each proposed underwriting commitment to assess the quality of the offering and the adequacy of due diligence investigation. In addition, this committee ensures RJ Ltd. maintains sufficient regulatory capital to meet its underwriting obligations.  Maximum risk exposure limits are maintained by limiting deal size or through the syndication process.  Capital commitments of $7 million or greater are approved by one of RJ Ltd.’s Co-Presidents.

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

To calculate VaR, the Company uses historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that the Company could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year on average over the course of time. During the fiscal year ended September 30, 2008, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR nine times, due in part, to greater volatility in interest rates and in bond prices experienced during the fiscal year ended September 30, 2008 as compared to the previous reporting period.

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

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the twelve months ended September 30, 2008, with the corresponding dollar value of the Company's portfolio:

	Twelve Months Ended September 30, 2008			VaR at
			Daily	September 30,	September 30,
	High	Low	Average	2008	2007
	($ in 000's)

Daily VaR	$ 1,368	$ 166	$ 617	$ 586	$ 232
Related Portfolio Value (Net) (1)	$ 321,520	$ 344,824	$ 262,987	$ 103,047	$ 278,605
VaR as a Percent
of Portfolio Value	0.43%	0.05%	0.32%	0.57%	0.08%

(1)	Portfolio value achieved on the day of the VaR calculation.

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

Additional information is discussed under Derivative Financial Instruments in Note 10 of the Notes to the Consolidated Financial Statements.

RJ Ltd.’s net income is sensitive to changes in interest rate conditions. Assuming a shift of 100 basis points in interest rates and using interest-bearing asset and liability balances as of September 30, 2008, RJ Ltd.'s sensitivity analysis indicates that an upward movement would increase RJ Ltd.'s net income by CDN$0.4 million, whereas a downward shift of the same magnitude would decrease RJ Ltd.'s net income by CDN$1.9 million. This sensitivity analysis is based on the assumption that all other variables remain constant.

RJBank maintains an earning asset portfolio that is comprised of mortgage, corporate and consumer loans, as well as mortgage backed securities, securities purchased under resale agreements, deposits at other banks and other investments. Those earning assets are funded in part by: its obligations to clients, including NOW accounts, demand deposits, money market accounts, savings accounts, and certificates of deposit; and FHLB advances. Based on the current earning asset portfolio of RJBank, market risk for RJBank is limited primarily to interest rate risk.  In the current market and economic environment, short term interest rate risk has been severely impacted as credit conditions have rapidly deteriorated and financial markets have experienced widespread illiquidity and elevated levels of volatility.  RJBank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios. The following table represents the carrying value of RJBank's assets and liabilities that are subject to market risk. This table does not include financial instruments with limited market risk exposure due to offsetting asset and liability positions, short holding periods or short periods of time until the interest rate resets.

RJBank Financial Instruments with Market Risk (as described above):

	September 30,	September 30,
	2008	2007
	(in 000's)

Mortgage Backed Securities	$ 301,329	$ 382,455
Loans Receivable, Net	2,314,884	2,020,530
Total Assets with Market Risk	$ 2,616,213	$ 2,402,985

Certificates of Deposit	$ 118,233	$ 185,729
Federal Home Loan Bank Advances	50,000	50,000
Total Liabilities with Market Risk	$ 168,233	$ 235,729

The following table shows the distribution of those RJBank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2008:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)

Commercial Loans (1)	$ 1,440	$ 721,923	$ 723,363
Real Estate Construction Loans	-	272,708	272,708
Commercial Real Estate Loans (2)	8,874	3,348,589	3,357,463
Residential Mortgage Loans	21,843	2,576,377	2,598,220
Consumer Loans	-	1,154	1,154

Total Loans	$ 32,157	$ 6,920,751	$ 6,952,908

(1)	Loans not secured by real estate.
(2)
Loans wholly or partially secured by real estate. Of this amount, $546.7 million is wholly or substantially secured by lien(s) on real estate. The remainder is partially secured by real estate, the majority of which are also secured by other assets of the borrower, and includes loans to certain real estate investment trusts.

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 4.30% in the first year after the rate increase, whereas a downward shift of the same magnitude would increase RJBank's net interest income by 3.91%. These sensitivity figures are based on positions as of September 30, 2008, and are subject to certain simplifying assumptions, including that management takes no corrective action.

To mitigate interest rate risk in a significantly rising rate environment, RJBank purchased three year term interest rate caps with high strike rates (more than 300 basis points higher than current rates) during the year ended September 30, 2008 that will increase in value if interest rates rise and entitle RJBank to cash flows if interest rates rise above strike rates. RJBank minimizes the credit or repayment risk of derivative instruments by entering into transactions only with high-quality counterparties whose credit rating is investment grade. See Note 10 of the Notes to the Consolidated Financial Statements for further information.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 26 traders. The average aggregate inventory held for proprietary trading during the year ended September 30, 2008 was CDN$9.6 million. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

Credit Risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure of that transaction and the parties involved.  Credit risk is an integral component of the profit assessment of lending and other financing activities.

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

The Company's client activities involve the execution, settlement, and financing of various transactions on behalf of its clients.  Client activities are transacted on either a cash or margin basis. Credit exposure associated with the Company's Private Client Group results primarily from customer margin accounts, which are monitored daily and are collateralized. When clients execute a purchase, the Company is at some risk that the client will renege on the trade. If this occurs, the Company may have to liquidate the position at a loss. However, most private clients have available funds in the account before the trade is executed. The Company monitors exposure to industry sectors and individual securities and performs analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions.

The Company is subject to concentration risk if it holds large positions, extends large loans to, or has large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (e.g. in the same industry). Securities purchased under agreements to resell consist primarily of securities issued by the U.S. government or its agencies. Receivables from and payables to clients and stock borrow and lending activities are conducted with a large number of clients and counterparties and potential concentration is carefully monitored. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. The Company seeks to limit this risk through careful review of the underlying business and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment and other positions or commitments outstanding.

The Company is also the lessor in a leveraged commercial aircraft transaction with Continental. The Company's ability to realize its expected return is dependent upon the airline’s ability to fulfill its lease obligation. In the event that the airline defaults on its lease commitments and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company continues to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

RJBank manages risks inherent in its lending activities through policies and procedures which incorporate strong lending standards and management oversight. The underwriting policies are described in the section below.

Loan Underwriting Policies

The Company’s credit risk is managed through its policies and procedures.  There have been no material changes in the Company’s underwriting policies during the year ended September 30, 2008. RJBank’s underwriting policies for the major types of loans are discussed below.

Residential Loan Portfolio

RJBank's residential loan portfolio consists of first mortgage loans originated by RJBank via referrals from the Company’s Private Client Group Financial Advisors, and first mortgage loans purchased by RJBank originated by select large financial institutions. These purchased mortgage loans represent over 90% of RJBank's residential loan portfolio. All of RJBank's residential loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, loan-to-value (“LTV”), and combined LTV (including second mortgage/ home equity loans). Interest-only adjustable rate mortgages represent the majority of first mortgages in the residential portfolio. On average, three-fourths of the purchased residential loans are re-underwritten with updated borrower credit information and valuations, if warranted, by RJBank staff prior to purchase, with the remainder coming from long-standing sources and meeting high credit criteria. Approximately 90% of the residential loans are fully documented loans to owner-occupant borrowers. RJBank does not originate or purchase option ARM loans with negative amortization, reverse mortgages, or other types of exotic loan products. Loans with deeply discounted teaser rates are not originated or purchased. Originated 15 or 30-year fixed rate mortgages are typically sold to correspondents and only retained on an exception basis. All of RJBank’s first mortgage loans are serviced by the seller or by third parties.

Corporate Loan Portfolio

RJBank's corporate loan portfolio is diversified among a number of industries and comprised of project finance real estate loans, commercial lines of credit and term loans, the majority of which (approximately 90%), are Shared National Credits (“SNC”). These SNCs are agented by approximately 30 different financial institutions with whom RJBank has a relationship. RJBank is sometimes involved in the initial syndication of the loan at inception and some of these loans have been purchased in secondary trading markets. The remainder of the corporate loan portfolio is comprised of smaller “club” transactions which do not fall under the definition of a SNC, and direct loans. Regardless of the source, all loans are independently underwritten to RJBank credit policies, are subject to loan committee approval, and credit quality is continually monitored by RJBanks’s corporate lending staff. RJBank credit policies include criteria related to LTV limits based upon property type, single borrower loan limits, loan term and structure parameters (including guidance on leverage and debt service coverage ratios), industry concentration limits, secondary sources of repayment and other criteria. A large portion of RJBank’s corporate loans are to borrowers in industries in which the Company has expertise, through coverage provided by the Company’s Capital Markets research analysts. More than half of RJBank's corporate borrowers are public companies and nearly two-thirds have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of greater than $50 million. RJBank's corporate loans are generally secured by all assets of the borrower and in some instances are secured by mortgages on specific real estate. In a limited number of transactions, loans in the portfolio are extended on an unsecured basis to very creditworthy borrowers. There are no subordinated loans or mezzanine financings in the corporate loan portfolio.

Loan Portfolio

The Company tracks and reviews many factors to monitor credit risk in RJBank’s loan portfolios. These factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, geographic and industry concentrations, borrower credit scores, LTV ratios, occupancy (i.e. owner occupied, second home or investment property), collateral value trends, level of documentation, loan purpose, industry performance trends, average loan size, and policy exceptions.

The LTV/FICO scores of RJBank’s residential first mortgage loan portfolio are as follows:

	September 30,	September 30,
	2008	2007(1)

Residential First Mortgage
Loan Weighted Average
LTV/FICO (2)	64% / 750	69% / 748

(1) LTV/FICO averages presented are for interest only residential loans.
(2) At origination. Small group of local loans representing less than 0.5% of residential portfolio excluded.

The geographic concentrations (top five states) of RJBank’s one-to-four family residential mortgage loans are as follows:

September 30,	September 30,
2008 (1)	2007
($ outstanding as a % of RJBank total assets)
5.2% CA	5.5% CA
3.3% NY	3.9% FL
3.0% FL	1.9% NJ
2.1% NJ	1.9% NY
1.3% VA	1.8% VA

(1)
Concentration ratios are presented as a percentage of adjusted RJBank total assets of $9.4 billion. Adjusted RJBank total assets (non-GAAP) at September 30, 2008 exclude the $1.9 billion FHLB advance repaid on October 1, 2008 and the $60 million return of capital to RJF on October 2, 2008.

The industry concentrations (top five categories) of RJBank’s corporate loans are as follows:

September 30,	September 30,
2008 (1)	2007
($ outstanding as a % of RJBank total assets)

3.3% Telecom	3.6% Media Communications
3.2% Retail Real Estate	3.2% Industrial Manufacturing
3.2% Consumer Products/Services	3.1% Consumer Products/Services
3.1% Industrial Manufacturing	2.9% Gaming
3.0% Healthcare (excluding hospitals)	2.6% Retail Real Estate

(1)
Concentration ratios are presented as a percentage of adjusted RJBank total assets of $9.4 billion. Adjusted RJBank total assets (non-GAAP) at September 30, 2008 exclude the $1.9 billion FHLB advance repaid on October 1, 2008 and the $60 million return of capital to RJF on October 2, 2008.

To manage and limit credit losses, the Company maintains a rigorous process to manage its loan delinquencies. With all whole loans purchased on a servicing-retained basis and all originated first mortgages serviced by a third party, the primary collection effort resides with the servicer. RJBank personnel direct and actively monitor the servicers’ efforts through extensive communications regarding individual loan status changes and requirements of timely and appropriate collection or property management actions and reporting, including management of other third parties used in the collection process (appraisers, attorneys, etc.). Additionally, every residential and consumer loan over 60 days past due is reviewed by RJBank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. RJBank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential or consumer loan over 60 days past due.

See Note 5 of the Notes to the Consolidated Financial Statements for more information.

Liquidity Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in this report for more information regarding the Company’s liquidity and how it manages its liquidity risk.

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

The Company has established a Quality of Markets Committee that meets regularly to monitor the best execution activities of the trading departments within the Company as they relate to customer orders. This Committee is comprised of representatives from the OTC Trading, Listed Trading, Options, Municipal Trading, Taxable Trading, Compliance and Legal Departments and is under the direction of a senior officer of the Company. This Committee reviews reports from the respective departments listed above and recommends action for improvement when necessary.

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

The Company’s banking activities are highly regulated and subject to impact from changes in banking laws and regulations, including unanticipated rulings. The current economic environment has led to rapid introduction of significant regulatory programs or changes which may continue. Regulations and related requirements including the Bank Secrecy Act and U.S.A. Patriot Act, as well as new regulatory or government programs, are closely monitored and acted upon to ensure a timely response.

The Company's major business units have compliance departments that are responsible for regularly reviewing and revising compliance and supervisory procedures to conform to changes in applicable regulations.

The Company has experienced an increase in the number of claims as a result of the market downturn and the illiquidity of auction rate securities. While these claims may not be the result of any wrongdoing, the Company does, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion on the Company's reserve policy under "Critical Accounting Policies" in this section; see also Item 3, "Legal Proceedings" and Item 1, “Business -Regulation”.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Raymond James Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Raymond James Financial, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

November 26, 2008
Tampa, Florida
Certified Public Accountants

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	September 30,
	2008	2007
	($ in 000’s)
Assets
Cash and Cash Equivalents	$ 3,207,493	$ 644,943
Assets Segregated Pursuant to Regulations and Other Segregated Assets	4,311,933	4,127,667
Securities Purchased under Agreements to Resell and Other Collateralized Financings	950,546	1,295,004
Financial Instruments, at fair value:
Trading Instruments	325,086	467,761
Available for Sale Securities	577,933	569,952
Other Investments	52,691	90,637
Receivables:
Brokerage Clients, Net	1,850,464	1,704,300
Stock Borrowed	675,080	1,292,265
Bank Loans, Net	7,095,227	4,664,209
Brokers-Dealers and Clearing Organizations	198,006	228,865
Other	344,594	315,227
Investments in Real Estate Partnerships - Held by Variable Interest Entities	239,714	221,147
Property and Equipment, Net	192,450	166,963
Deferred Income Taxes, Net	108,765	107,922
Deposits With Clearing Organizations	94,242	36,416
Goodwill	62,575	62,575
Prepaid Expenses and Other Assets	445,060	258,315

	$ 20,731,859	$ 16,254,168

Liabilities And Shareholders' Equity
Loans Payable	$ 2,212,224	$ 122,640
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	102,564	116,479
Payables:
Brokerage Clients	5,789,952	5,675,860
Stock Loaned	695,739	1,280,747
Bank Deposits	8,774,457	5,585,259
Brokers-Dealers and Clearing Organizations	277,567	128,298
Trade and Other	154,915	450,008
Trading Instruments Sold but Not Yet Purchased, at Fair Value	134,704	149,729
Securities Sold Under Agreements to Repurchase	122,728	393,282
Accrued Compensation, Commissions and Benefits	345,782	356,627
Income Taxes Payable	-	7,755

	18,610,632	14,266,684

Minority Interests	237,322	229,670

Shareholders' Equity
Preferred Stock; $.10 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized
350,000,000 Shares; Issued 124,078,129 at
September 30, 2008 and 120,903,331 at September 30, 2007	1,202	1,176
Shares Exchangeable into Common Stock; 273,042
at September 30, 2008 and at September 30, 2007	3,504	3,504
Additional Paid-In Capital	355,274	277,095
Retained Earnings	1,639,662	1,461,898
Accumulated Other Comprehensive Income	(33,976)	30,191
	1,965,666	1,773,864
Less: 3,825,619 and 1,005,668 Common Shares in Treasury, at Cost	(81,761)	(16,050)
	1,883,905	1,757,814

	$ 20,731,859	$ 16,254,168

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in 000’s, except per share amounts)
	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
Revenues:
Securities Commissions and Fees	$ 1,888,745	$ 1,740,717	$ 1,561,504
Investment Banking	124,062	192,114	158,598
Investment Advisory Fees	212,478	206,076	179,366
Interest	724,063	726,992	469,981
Net Trading Profits	(1,691)	16,476	27,156
Financial Service Fees	130,569	125,214	128,811
Other	126,706	101,990	120,162

Total Revenues	3,204,932	3,109,579	2,645,578

Interest Expense	392,229	499,664	296,670
Net Revenues	2,812,703	2,609,915	2,348,908

Non-Interest Expenses:
Compensation, Commissions and Benefits	1,906,366	1,766,690	1,601,037
Communications and Information Processing	123,578	114,161	103,576
Occupancy and Equipment Costs	97,613	79,881	72,593
Clearance and Floor Brokerage	31,346	30,746	28,329
Business Development	95,750	88,067	78,579
Investment Advisory Fees	50,764	47,452	40,524
Bank Loan Loss Provision	54,749	29,410	11,153
Other	69,989	71,011	79,210
Total Non-Interest Expenses	2,430,155	2,227,418	2,015,001

Minority Interest in Earnings of Subsidiaries	(4,306)	(9,727)	(8,159)

Income Before Provision for Income Taxes	386,854	392,224	342,066

Provision for Income Taxes	151,776	141,794	127,724

Net Income	$ 235,078	$ 250,430	$ 214,342

Net Income per Share-Basic	$ 2.02	$ 2.17	$ 1.90
Net Income per Share-Diluted	$ 1.97	$ 2.11	$ 1.85
Weighted Average Common Shares
Outstanding-Basic	116,383	115,608	112,614
Weighted Average Common and Common
Equivalent Shares Outstanding-Diluted	119,059	118,693	115,738

Cash Dividends per Common Share	$ 0.44	$ 0.40	$ 0.32

Net Income	$ 235,078	$ 250,430	$ 214,342
Other Comprehensive Income:
Change in Unrealized (Loss) Gain on Available
for Sale Securities, Net of Tax	(54,377)	(2,150)	217
Change in Unrealized Gain on Interest
Rate Swaps Accounted for as Cash Flow
Hedges, Net of Tax	-	-	44
Change in Currency Translations	(9,790)	20,246	2,202
Comprehensive Income	$ 170,911	$ 268,526	$ 216,805

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in 000’s, except per share amounts)

							Accum-
			Shares Exchangeable				ulated Other
			into		Additional		Compre-	Treasury Stock		Total
	Common Stock		Common Stock		Paid-in	Retained	hensive	Common		Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balances at September 30, 2005	76,567	$ 765	285	$5,493	$165,074	$1,082,063	$ 9,632	(1,256)	$(21,204)	$1,241,823
Net Income Fiscal 2006						214,342				214,342
Cash Dividends - Common Stock
($0.32 per Share) (1)						(37,570)				(37,570)
Purchase of Treasury Shares								(126)	(5,580)	(5,580)
3-For-2 Stock Split	38,945	389	129			(389)		(426)
Employee Stock Purchases	321	3			10,710					10,713
Exchangeable Shares	52		(52)	(844)	844
Exercise of Stock Options	987	10			19,721			290	4,761	24,492
Grant of Restricted Shares	784	8						248	4,354	4,362
Restricted Stock Expense					11,308					11,308
Stock Option Expense					13,773					13,773
Restricted Stock Units					1,584					1,584
APIC Reclass Related to Unvested
Restricted Stock Grants		(25)			(17,816)					(17,841)
Net Unrealized Gain on Available for Sale
Securities (2)							217			217
Net Unrealized Gain on Interest Rate
Swaps Accounted for as Cash Flow Hedges (2)							44			44
Net Change in Currency Translations							2,202			2,202
Balances at September 30, 2006	117,656	$1,150	362	$4,649	$205,198	$1,258,446	$12,095	(1,270)	$(17,669)	$1,463,869
Net Income Fiscal 2007						250,430				250,430
Cash Dividends - Common Stock
($0.40 per Share)						(48,488)				(48,488)
Purchase of Treasury Shares								(70)	(2,208)	(2,208)
Employee Stock Purchases	445	4			14,096				(7)	14,093
Exchangeable Shares	89		(89)	(1,145)	1,145
Exercise of Stock Options	1,734	17			25,098			125	1,839	26,954
Grant of Restricted Shares	979	5			(2,000)			209	1,995
Restricted Stock Expense					19,321					19,321
Stock Option Expense					12,361					12,361
Restricted Stock Unit Expense					1,828					1,828
APIC Reclass Related to Unvested
Independent Contractor Stock Options					48					48
Net Unrealized Loss on Available for Sale
Securities (2)							(2,150)			(2,150)
Net Change in Currency Translations							20,246			20,246
Other (2)						1,510				1,510
Balances at September 30, 2007	120,903	$1,176	273	$3,504	$277,095	$1,461,898	$30,191	(1,006)	$(16,050)	$1,757,814
Net Income Fiscal 2008						235,078				235,078
Cash Dividends - Common Stock
($0.44 per Share)						(53,151)				(53,151)
Purchase of Treasury Shares								(2,911)	(68,322)	(68,322)
Employee Stock Purchases	725	7			19,057				(5)	19,059
Exercise of Stock Options	1,166	12			16,628			39	832	17,472
Grant of Restricted Shares	1,284	7			2,680			(95)	(2,687)
Restricted Stock Expense					25,766					25,766
Stock Option Expense					10,027					10,027
Restricted Stock Unit Expense					4,169					4,169
Vesting of Restricted Stock Units					(4,471)			147	4,471
APIC Reclass Related to Unvested Independent
Contractor Stock Options					(151)					(151)
Net Unrealized Loss on Available for Sale
Securities (2)							(54,377)			(54,377)
Net Change in Currency Translations							(9,790)			(9,790)
Excess Tax Benefit from Share-Based Payments					4,460					4,460
Adoption of FIN 48						(4,163)				(4,163)
Other (2)					14					14
Balances at September 30, 2008	124,078	$1,202	273	$3,504	$355,274	$1,639,662	$(33,976)	(3,826)	$(81,761)	$1,883,905
(1) Adjusted to reflect 3-for-2 stock split paid on March 22, 2006.
(2) Net of tax                                                                                            See accompanying Notes to Consolidated Financial Statements.

	Year Ended
	September 30,	September 30,	September30,
	2008	2007	2006
Cash Flows From Operating Activities:
Net Income	$ 235,078	$ 250,430	$ 214,342
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	27,982	22,631	19,173
Excess Tax Benefits from Stock-Based Payment Arrangements	(4,460)	-	-
Deferred Income Taxes	32,422	(11,515)	(6,097)
Premium and Discount Amortization on Available for Sale
Securities and Unrealized Gain on Other Investments	(132)	790	196
Other-than-temporary Impairment on Available for Sale Securities	4,868	-	-
Loss on Sale of Property and Equipment	36	20	143
Gain on Sale of Loans Available for Sale	(364)	(518)	(413)
Gain on Sale of Joint Venture Interest	-	(2,559)	-
Provision for Loan Loss, Legal Proceedings, Bad Debts and Other Accruals	68,764	37,138	31,011
Stock-Based Compensation Expense	42,127	36,563	29,820

(Increase) Decrease in Operating Assets:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	(184,266)	(739,025)	(868,505)
Receivables:
Brokerage Clients, Net	(149,780)	(179,030)	(78,980)
Stock Borrowed	617,185	(224,163)	11,747
Brokers-Dealers and Clearing Organizations	30,859	(9,301)	(99,683)
Other	(45,584)	(122,198)	(39,084)
Securities Purchased Under Agreements to Resell and Other Collateralized
Financings, Net of Securities Sold Under Agreements to Repurchase	(126,096)	100,708	132,979
Trading Instruments, Net	127,650	74,770	(166,678)
Proceeds from Sale of Loans Available for Sale	34,933	39,778	15,875
Origination of Loans Available for Sale	(30,029)	(39,695)	(14,349)
Prepaid Expenses and Other Assets	(242,354)	(2,451)	(32,171)
Minority Interest	(4,306)	(9,727)	(8,159)

Increase (Decrease) in Operating Liabilities:
Payables:
Brokerage Clients	114,092	1,062,194	784,692
Stock Loaned	(585,008)	45,643	119,509
Brokers-Dealers and Clearing Organizations	149,269	46,751	(66,623)
Trade and Other	(12,553)	54,379	(3,179)
Accrued Compensation, Commissions and Benefits	(10,288)	33,086	20,016
Income Taxes Payable	(9,011)	(27,516)	2,681

Net Cash Provided by (Used in) Operating Activities	81,034	437,183	(1,737)

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)
(continued)
	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006

Cash Flows from Investing Activities:
Additions to Property and Equipment, Net	(51,043)	(46,081)	(27,280)
Proceeds from Sale of Joint Venture Interest, Net of Cash Disposed	-	3,514	-
Bank Loan Originations and Purchases	(5,504,009)	(4,133,345)	(2,318,831)
Bank Loan Repayments and Increase in Unearned Fees, Net	2,716,410	1,997,824	1,044,015
Purchases of Other Investments, Net	38,282	(15,639)	(66,726)
Investments in Real Estate Partnerships-Held by Variable Interest Entities	(18,567)	(18,078)	(89,735)
Loans to Investor Members of Variable Interest Entities Related to Investments
in Real Estate Partnerships	-	-	(42,715)
Repayments of Loans by Investor Members of Variable Interest Entities Related
to Investments in Real Estate Partnerships	7,320	16,619	10,898
Securities Purchased Under Agreements to Resell, Net	200,000	(445,000)	(460,000)
Sale of Available for Sale Securities	-	81	252
Purchases of Available for Sale Securities	(209,546)	(396,450)	(1,180,414)
Available for Sale Securities Maturations and Repayments	110,385	102,700	1,087,624

Net Cash Used in Investing Activities	(2,710,768)	(2,933,855)	(2,042,912)

Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, Net	2,095,000	-	8,464
Repayments of Mortgage and Borrowings, Net	(5,416)	(18,872)	(13,288)
Proceeds from Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	5,604	6,744	54,249
Repayments of Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	(19,519)	(36,339)	(5,382)
Proceeds from Capital Contributed to Variable Interest Entities
Related to Investments in Real Estate Partnerships	31,185	66,201	83,215
Minority Interest	(19,227)	(42,659)	(11,176)
Exercise of Stock Options and Employee Stock Purchases	32,594	38,076	33,120
Increase in Bank Deposits	3,189,198	2,778,379	1,730,860
Purchase of Treasury Stock	(67,243)	(578)	(5,100)
Dividends on Common Stock	(53,151)	(48,488)	(37,570)
Excess Tax Benefits from Stock-Based Payment Arrangements	4,460	-	-

Net Cash Provided by Financing Activities	5,193,485	2,742,464	1,837,392

Currency Adjustment:
Effect of Exchange Rate Changes on Cash	(1,201)	3,079	2,202
Net Increase (Decrease) in Cash and Cash Equivalents	2,562,550	248,871	(205,055)
Cash Resulting from Consolidation of Variable Interest Entities
Related to Investments in Real Estate Partnerships	-	(291)	-
Cash Resulting from Consolidation of Limited Partnerships	-	3,945	-
Cash and Cash Equivalents at Beginning of Year	644,943	392,418	597,473

Cash and Cash Equivalents at End of Year	$ 3,207,493	$ 644,943	$ 392,418

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ 396,693	$ 498,175	$ 294,215
Cash Paid for Income Taxes	$ 134,783	$ 177,087	$ 129,480
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

Basis of Presentation

The consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. All material consolidated subsidiaries are 100% owned by the Company. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company also consolidates any variable interest entity (“VIE”) of which it is the primary beneficiary, as defined. Additional information is provided in Note 6 below. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

During the three months ended March 31, 2008, the Company consolidated two additional partnerships under Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” As of September 30, 2008, these consolidated partnerships had assets of approximately $7.3 million.

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

Insurance and annuity commissions are comprised of those commissions resulting from the sale of life, disability and long-term care insurance policies issued by unrelated insurance carriers and from the sale of variable and fixed annuities.  Insurance commission revenue and expense are recognized when the contract is signed and the premium is remitted to the insurance company.  Annuity commission revenue and expense is recognized when the signed contract is accepted by the insurance carrier.  Insurance and annuity trail commission revenue and expense are recorded ratably over the period earned.

Investment banking revenues are recorded at the time a transaction is completed and the related income is reasonably determinable. Investment banking revenues include management fees and underwriting fees, net of reimbursable expenses, earned in connection with the distribution of the underwritten securities, merger and acquisition fees, private placement fees and limited partnership distributions. Securities received in connection with investment banking transactions are carried at estimated fair value as determined by management.

The Company earns investment advisory fees based on the value of clients' portfolios. These fees are recorded ratably over the period earned.

Financial service fees include per account fees such as IRA fees, transaction fees on fee based accounts, and servicing fees. The IRA, other annual account fees, and distribution fees are recognized into income as earned over the term of the contract. The transaction fees are collected from clients as trades are executed and are recognized into income. Servicing fees are collected from investment companies and partnerships for marketing services and are recorded as earned.

Under clearing agreements, the Company clears trades for unaffiliated correspondent brokers and retains a portion of commissions as a fee for its services. Correspondent clearing revenues are recorded net of commissions remitted and included in other revenue. Total commissions generated by correspondents were $39.7 million, $39.6 million, and $30.0 million and commissions remitted totaled $36.2 million, $34.0 million, and $25.1 million for the years ended September 30, 2008, September 30, 2007, and September 30, 2006, respectively.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Assets Segregated Pursuant to Regulations and Other Segregated Assets

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Raymond James & Associates (“RJA”), as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, Raymond James Limited (“RJ Ltd.”) is required to hold client Registered Retirement Savings Plan funds in trust. Segregated assets at September 30, 2008 and September 30, 2007 consist of cash and cash equivalents. Raymond James Bank (“RJBank”) maintains interest-bearing bank deposits that are restricted for pre-funding letter of credit draws related to certain syndicated borrowing relationships in which RJBank is involved and occasionally pledged as collateral for FHLB advances and occasionally pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances.

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

RJBank’s reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired plus accrued interest. Securities obtained under the resale agreements have a market value exceeding the principal amount of the resale agreements. The securities are held by third party custodians and are segregated under written agreements that recognize RJBank’s interest in the securities. One custodian is a national bank affiliate of the repurchase agreement counterparty. The securities purchased are primarily mortgage backed securities or collateralized mortgage obligations (“CMOs”) issued by U.S. agencies. The fair value of securities purchased is monitored and collateral is obtained from or returned to the counterparty when appropriate. These reverse repurchase agreements generally mature on the next business day, and may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations. RJBank has the right to sell, transfer or pledge the securities purchased under agreements to resell.

Financial Instruments

Trading Instruments

Trading instruments are comprised primarily of the financial instruments held by the Company's broker-dealer subsidiaries. These instruments are recorded at fair value with unrealized gains and losses reflected in current period earnings. Trading securities are valued at fair value, and securities which are not readily marketable are carried at estimated fair value as determined by management.  When available, the Company uses prices from independent sources, which include pricing services.  Depending upon the type of security, the pricing service may provide a listed price or a matrix price.  If listed market prices are unavailable to the pricing service, then it may use other methods including broker dealer price quotations, or spread-based models periodically re-calibrated to market trades in similar securities in order to derive the fair value of the instruments.  For positions in illiquid securities that do not have readily determinable fair values, the Company uses estimated fair values.  Estimated fair values are determined by management based upon consideration of available information, including trading levels of similar securities in liquid markets, standard spread-based pricing models re-calibrated from time to time to trade activity in similar assets, the coupon level and possible early redemption features of the security, and current financial information regarding the issuer. Fair values for derivative contracts are obtained from pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value and yield curve or other volatility factors underlying the positions.

Available for Sale

Available for sale securities are comprised primarily of collateralized mortgage obligations (“CMOs”) and mortgage related debt securities. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses, net of deferred taxes, reported in shareholders' equity as a component of accumulated other comprehensive income. The fair value of available for sale securities is based primarily on bid quotations received from a pricing service or independent securities dealers.  Positions valued in this manner represent approximately 98% of the portfolio as of September 30, 2008. If these sources are not available or are deemed unreliable when an active market does not exist, then the fair value is estimated using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, using observable market data where available.

Interest on securities is recognized in interest income on an accrual basis. Discounts are accreted and premiums are amortized as an adjustment to yield over the contractual term of the security. A combination of the level factor and straight-line methods is used, the effect of which does not differ materially from the effective interest method. When a principal reduction occurs on a security, any related premium or discount is recognized as an adjustment to yield in the results of operations in the period in which the principal reduction occurs. Realized gains and losses on sales of such securities are recognized using the specific identification method.

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. In order to evaluate the Company’s risk exposure and any potential impairment of these securities, characteristics of each security owned such as collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses and collateral coverage are reviewed monthly by management. Many additional factors are considered to determine whether an impairment is other-than-temporary, including whether the Company has the ability and intent to hold the investment until a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, recent events specific to the issuer or industry, forecasted performance of the security; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses), and a new cost basis for the security is established.

The Company assesses at the date of acquisition whether a security is within the scope of FASB’s EITF Issue 99-20, “Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interest in Securitized Financial Assets.”

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

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. When the review of these accounts indicates that further collection activity is highly unlikely, the loans are written-off and the corresponding allowance for doubtful accounts is reversed.

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

 Bank Loans and Allowances for Losses

Bank loans are primarily comprised of loans originated or purchased by RJBank and include commercial and residential mortgage loans, as well as non-real estate commercial and consumer loans. Those loans which the Company has the intent and the ability to hold until maturity or payoff are recorded at their unpaid principal balance plus any premium paid in connection with the purchase of the loan, less the allowance for loan losses and discounts received in connection with the purchase of the loan and net of deferred fees and costs on originated loans. Syndicated loans purchased are recognized as of the earlier of the settlement date or the delayed settlement compensation commencement date. Interest income is recognized on an accrual basis.

Loan origination fees and direct costs as well as premiums and discounts on loans that are not revolving, tranche-based or pooled, are capitalized and recognized in interest income using the interest method. For revolving or tranche-based loans, the straight-line method is used based on the contractual term, the effect of which does not differ materially from the effective interest method. Monthly premium amortization or discount accretion on pools of residential mortgages is calculated to be proportionate to the amount of the monthly principal payments. Loan commitment fees are generally deferred and accreted on a straight-line basis over the commitment period, the affect of which does not differ materially from the effective interest method.

Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. Gains and losses on sales of these assets are included as a component of other income, while interest collected on these assets is included in interest income. Net unrealized losses are recognized through a valuation allowance by charges to income as a component of Other Revenue in the Consolidated Statements of Income and Comprehensive Income. Corporate loans are designated as held for investment upon inception and recognized in loans receivable. If the Company subsequently designates a corporate loan as held for sale, then the Company writes down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value on an individual asset basis.

Loans are placed on nonaccrual status when the loan becomes 90 days past due as to contractual interest or principal and the collection of interest is not probable, or when the full timely collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written-off against interest income and accretion of the net deferred loan origination fees cease. The loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status. If contractual terms on commercial loans have been restructured to grant a concession to a borrower experiencing financial difficulties, and the Company does not receive adequate compensation, the restructuring is considered a troubled debt restructuring. When the uncollectibility of a loan balance is believed to be confirmed, loan losses are charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Real estate acquired in the settlement of loans, including through, or in lieu of, loan foreclosure, is initially recorded at the lower of cost or estimated fair value less estimated selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value, as determined by a current appraisal, or valuation less estimated costs to sell and are classified as other assets on the Consolidated Statements of Financial Condition. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations.

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies" (“SFAS 5”), and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments  using the criteria above, further adjusted for an estimated probability of funding. A commercial loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is supported by collateral.

Investments in Real Estate Partnerships Held by Variable Interest Entities

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

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of September 30, 2008, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of RJ Ltd. As of the most recent impairment test, the Company determined that the carrying value of the goodwill for each reporting unit had not been impaired. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Investment Accounting

Investments in the Company’s proprietary capital investment portfolio are measured at fair value with any changes recognized in earnings. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. Direct private equity investments are valued initially at transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued using similar methodologies.

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

Stock Compensation

The Company accounts for share-based awards in accordance with SFAS No. 123R, “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. See Note 16 below for additional information. In addition, the Company accounts for share-based awards to its independent contractor Financial Advisors in accordance with EITF No. 96-18, “Accounting for Equity Instruments".

That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. As a result, these awards are revalued at each reporting date for purposes of measuring compensation expense associated with these awards. See Note 17 below for additional information. Compensation expense is recognized for all stock-based compensation with future service requirements over the relevant vesting periods using the straight-line method.

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

The Company uses interest rate swaps as well as futures contracts as part of its fixed income business. In addition, the Company enters into interest rate swaps which are, in turn, substantially economically hedged with counterparties. These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the Consolidated Statements of Income for the period. Any collateral exchanged as part of the swap agreement is recorded in broker receivables and payables in the Consolidated Statements of Financial Condition for the period.

The Company uses interest caps to mitigate interest rate risk within RJBank.  These positions are recorded at fair value with any changes in fair value recorded in Other Revenue in the Consolidated Statements of Income and Comprehensive Income for the respective period.

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

Income Taxes

SFAS No. 109, “Accounting for Income Taxes”, as interpreted by FIN 48, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for income Taxes”. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, or cash flows.  The Company recognizes the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. See Note 11 of the Notes to the Consolidated Financial Statements for further information on the Company’s income taxes.

Earnings per Share (“EPS”)

Basic EPS is calculated by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares by application of the treasury stock method.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the current year presentation.  The effect of these reclassifications on the Company's previously reported annual consolidated financial statements was not material.

NOTE 2 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:

	September 30, 2008		September 30, 2007
		Instruments		Instruments
		Sold but		Sold but
	Trading	Not Yet	Trading	Not Yet
	Instruments	Purchased	Instruments	Purchased
	(in 000's)
Marketable:
Municipal Obligations	$ 101,748	$ 79	$ 200,024	$ 54
Corporate Obligations	43,738	-	56,069	952
Government Obligations	28,896	82,062	83,322	45,275
Agencies	60,950	25	47,123	60,829
Total Debt Securities	235,332	82,166	386,538	107,110

Derivative Contracts	46,393	30,250	30,603	8,445
Equity Securities	42,391	22,288	46,913	34,174
Other Securities	970	-	3,707	-
Total	$ 325,086	$ 134,704	$ 467,761	$ 149,729

Trading securities are valued at fair value, and securities which are not readily marketable are carried at estimated fair value as determined by management. To corroborate management’s estimated valuation, the Company uses prices from independent sources, which include pricing services.  Depending upon the type of security, the pricing service may provide a listed price or a matrix price.  If listed market prices are unavailable to the pricing service, then it may use other methods including broker or dealer price quotations, or spread-based models periodically re-calibrated to market trades in similar securities in order to derive the fair value of the instruments. For positions in securities that do not have readily available fair values, the Company uses estimated fair values. Estimated fair values are determined by management based upon consideration of available information, including trading levels of similar securities, standard spread-based pricing models re-calibrated from time to time to trade activity in similar assets, the coupon level and possible early redemption features of the security, and current financial information regarding the issuer. Fair values for derivative contracts are obtained from pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value and yield curve or other volatility factors underlying the positions.

Mortgage backed securities of $70.1 million and $48.9 million at September 30, 2008 and September 30, 2007, respectively, are included in Corporate Obligations and Agencies in the table above. There were no material mortgage backed securities sold but not yet purchased at September 30, 2008, and $60.8 million at September 30, 2007, which are included in Agencies in the table above. Net unrealized (losses) gains related to open trading positions at September 30, 2008, September 30, 2007, and September 30, 2006 were ($14.6) million, ($0.7) million and $4.4 million, respectively. As of September 30, 2008, auction rate securities totaling $16.8 million are included in Municipal Obligations in the table above. As of September 30, 2008 these securities were carried at par, which is management’s estimate of fair value.  Subsequent to September 30, 2008, approximately $2.9 million of these securities were redeemed at par.  The Company believes most of the remainder of these securities will be redeemed at par, within a reasonable time period, by virtue of call provisions, as issuers refinance their bonds to reduce the higher levels of debt service resulting from recent failed auctions. There are no auction rate securities sold but not yet purchased as of September 30, 2008.

NOTE 3 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of collateralized mortgage obligations (“CMOs”) and other mortgage related debt securities, owned by RJBank, and certain equity securities owned by the Company's non-broker-dealer subsidiaries. There were no proceeds from the sale of available for sale securities for the year ended September 30, 2008. There were proceeds of $81,000 for the year ended September 30, 2007 and $252,000 for the year ended September 30, 2006. The realized gains and losses related to the sale of available for sale securities were immaterial to the consolidated financial statements for all years presented.

The fair value of available for sale securities is based primarily on bid quotations received from a pricing service or independent securities dealers. Positions valued in this manner represent 98% of the portfolio. If these sources are not available or are deemed unreliable when an active market does not exist, then the fair value is estimated using quoted market prices for similar securities, pricing models, or discounted cash flow analyses, using observable market data where available.  The amortized cost and estimated market values of securities available for sale at September 30, 2008, September 30, 2007 and September 30, 2006 are as follows:

	September 30, 2008
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage Backed Securities	$ 262,823	$ 82	$ (3,907)	$ 258,998
Non-Agency Collateralized Mortgage Obligations	404,044	-	(85,116)	318,928

Total RJBank Available for Sale Securities	666,867	82	(89,023)	577,926

Other Securities	3	4	-	7

Total Available for Sale Securities	$ 666,870	$ 86	$ (89,023)	$ 577,933

	September 30, 2007
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage Backed Securities	$ 189,816	$ 283	$ (404)	$ 189,695
Non-Agency Collateralized Mortgage Obligations	382,980	239	(3,003)	380,216

Total RJBank Available for Sale Securities	572,796	522	(3,407)	569,911

Other Securities	3	38	-	41

Total Available for Sale Securities	$ 572,799	$ 560	$ (3,407)	$ 569,952

	September 30, 2006
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage Backed Securities	$ 142,084	$ 495	$ (27)	$ 142,552
Non-Agency Collateralized Mortgage Obligations	137,753	363	(156)	137,960

Total RJBank Available for Sale Securities	279,837	858	(183)	280,512

Other Securities	110	-	(42)	68

Total Available for Sale Securities	$ 279,947	$ 858	$ (225)	$ 280,580

The following table shows the contractual maturities, carrying values and current yields for RJBank's available for sale securities at September 30, 2008. Since RJBank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

			After One But			After Five But
	Within One Year		Within Five Years			Within Ten Years		After Ten Years		Total
		Weighted			Weighted		Weighted		Weighted		Weighted
	Balance	Average	Balance		Average	Balance	Average	Balance	Average	Balance	Average
	Due	Yield	Due		Yield	Due	Yield	Due	Yield	Due	Yield
	($ in 000’s)
Agency
Mortgage
Backed
Securities	$ -	-	$19,640	5.36%	$82,955		5.18%	$156,403	5.29%	$258,998	5.26%
Non-Agency
Collateralized
Mortgage
Obligations	-	-	-	-	-		-	318,928	12.16%	318,928	12.16%
	$ -		$19,640		$82,955			$475,331		$577,926

The following table shows RJBank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2008:

	Less than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in 000’s)

Agency Mortgage Backed Securities	$ 154,797	$ (2,053)	$ 93,308	$ (1,854)	$ 248,105	$ (3,907)

Non-Agency Collateralized
Mortgage Obligations	119,547	(17,236)	197,774	(67,880)	317,321	(85,116)

Total Temporary Impaired Securities	$ 274,344	$ (19,289)	$ 291,082	$ (69,734)	$ 565,426	$ (89,023)

At September 30, 2008, of the 98 U.S. Government agency mortgage-backed securities in a continuous unrealized loss position, 62 were in a continuous unrealized loss position for less than 12 months and 36 for 12 months or more. Of the 28 non-agency collateralized mortgage obligations in a continuous unrealized loss position, eight were in a continuous unrealized loss position for less than 12 months and 20 for 12 months or more.

The reference point for determining when securities are in a loss position is fiscal year-end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the past twelve-month period. The unrealized losses at September 30, 2008, were primarily caused by interest rate and market changes. The Federal National Mortgage Association or Federal Home Loan Mortgage Corporation, both of which were placed under the conservatorship of the U.S. Government on September 7, 2008, guarantees the contractual cash flows of the agency mortgage backed securities. As of September 30, 2008 and including subsequent ratings changes, $272 million of the non-agency collateralized mortgage obligations were rated AAA by two rating agencies, $28 million were rated AAA by one rating agency, and $17 million were rated below AAA by two rating agencies. All of the non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as loan to value (“LTV”) ratio, credit scores, property type, location and the current level of credit enhancement. Current characteristics of each security owned such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage are reviewed monthly by management. The Company has reviewed these securities in accordance with its accounting policy for other-than-temporary impairment, which is described in Note 1 of the Notes to the Consolidated Financial Statements, and since the decline in fair value of the securities presented in the table above is attributable to changes in interest rates and illiquidity in the credit markets and not credit quality and because the Company has the ability and intent to hold these investments until a fair value recovery or maturity, it does not consider these securities to be other-than-temporarily impaired as of September 30, 2008.

The Company determined that two securities in the portfolio were other-than-temporarily impaired and recognized a loss of $4.9 million in income for the year ended September 30, 2008. No securities were identified as other-than-temporarily impaired during the years ended September 30, 2007 or 2006.

The Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law on October 3, 2008.  The Act grants the U.S. Secretary of the Treasury authority to purchase debt securities from and make capital injections into financial institutions. The Act was a significant change in circumstances that occurred after September 30, 2008, that has not been considered in the Company’s assessment of whether securities are other-than-temporarily impaired as of September 30, 2008.

NOTE 4 - RECEIVABLES FROM AND PAYABLES TO BROKERAGE CLIENTS:

Receivables from Brokerage Clients

Receivables from brokerage clients include amounts arising from normal cash and margin transactions and fees receivable. Margin receivables are collateralized by securities owned by brokerage clients. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients at September 30, 2008 and September 30, 2007 is as follows:

	September 30,	September 30,
	2008	2007
	(in 000's)

Brokerage Client Receivables	$ 1,853,953	$ 1,704,944
Allowance For Doubtful Accounts	(3,489)	(644)
Brokerage Client Receivables, Net	$ 1,850,464	$ 1,704,300

Payables to Brokerage Clients

Payables to brokerage clients include brokerage client funds on deposit awaiting reinvestment. The following table presents a summary of such payables at September 30, 2008 and September 30, 2007:

	September 30,	September 30,
	2008	2007
	(in 000's)

Brokerage Client Payables:
Interest Bearing	$ 5,396,765	$ 5,115,215
Non-Interest Bearing	393,187	560,645
Total Brokerage Client Payables	$ 5,789,952	$ 5,675,860

Interest expense on brokerage client payables for the years ended September 30, 2008, September 30, 2007, and September 30, 2006 was $137.5 million, $204.2 million, and $143.4 million, respectively.

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

	September 30,		September 30,		September 30,		September 30,		September 24,
	2008		2007		2006		2005		2004
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	($ in 000’s)

Commercial
Loans (1)	$ 725,997	10%	$ 343,783	7%	$ 272,957	12%	$ 144,254	14%	$ 124,243	18%
Real Estate
Construction
Loans	346,691	5%	123,664	3%	34,325	2%	32,563	3%	34,838	5%
Commercial
Real Estate
Loans (2)	3,528,732	49%	2,317,840	49%	653,695	28%	136,375	14%	75,632	11%
Residential
Mortgage
Loans	2,599,567	36%	1,934,645	41%	1,322,908	58%	690,242	69%	457,921	66%
Consumer
Loans	23,778	-	4,541	-	1,917	-	2,752	-	1,568	-

Total Loans	7,224,765	100%	4,724,473	100%	2,285,802	100%	1,006,186	100%	694,202	100%

Net Unearned
Income and
Deferred
Expenses (3)	(41,383)		(13,242)		(4,276)		1,688		112
Allowance for
Loan Losses	(88,155)		(47,022)		(18,694)		(7,593)		(7,642)

	(129,538)		(60,264)		(22,970)		(5,905)		(7,530)

Loans, Net	$7,095,227		$ 4,664,209		$ 2,262,832		$ 1,000,281		$ 686,672

(1)	Loans not secured by real estate.
(2)
Loans wholly or partially secured by real estate. Of this amount, $546.7 million is wholly or substantially secured by lien(s) on real estate. The remainder is partially secured by real estate, the majority of which are also secured by other assets of the borrower, and includes loans to certain real estate investment trusts.

(3)	Includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At September 30, 2008 and 2007, $1.7 billion and $55.0 million FHLB advances, respectively, were secured by a blanket lien on RJBank's residential mortgage loan portfolio. The remaining $226.8 million in FHLB advances were secured by pledged cash deposits at the FHLB. See Note 9 of the Notes to the Consolidated Financial Statements for more information regarding the FHLB advances.

At September 30, 2008 and 2007, RJBank had $524,000 and $5.1 million in loans available for sale, respectively.  RJBank's gain from the sale of originated residential loans available for sale was $364,000, $518,000, and $413,000 for the years ended September 30, 2008, September 30, 2007, and September 30, 2006, respectively.

Certain officers, directors, and affiliates, and their related interests were indebted to RJBank for $1.9 million and $999,000 at September 30, 2008 and September 30, 2007, respectively.  All such loans were made in the ordinary course of  business.

Loan interest and fee income for the years ended September 30, 2008, 2007, and 2006 was $346.6 million, $205.0 million, and $95.4 million, respectively.

The following table shows the contractual maturities of RJBank’s loan portfolio at September 30, 2008, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table:

	Due in
	1 Year or Less	1 Year – 5 Years	>5 Years	Total
	(in 000’s)

Commercial Loans (1)	$ 2,634	$ 392,797	$ 330,566	$ 725,997
Real Estate Construction Loans	73,983	245,195	27,513	346,691
Commercial Real Estate Loans (2)	171,269	2,702,653	654,810	3,528,732
Residential Mortgage Loans	1,347	4,557	2,593,663	2,599,567
Consumer Loans	22,624	1,129	25	23,778

Total Loans	$ 271,857	$ 3,346,331	$ 3,606,577	$ 7,224,765

(1)	Loans not secured by real estate.
(2)
Loans wholly or partially secured by real estate. Of this amount, $546.7 million is wholly or substantially secured by lien(s) on real estate. The remainder is partially secured by real estate, the majority of which are also secured by other assets of the borrower, and includes loans to certain real estate investment trusts.

RJBank classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets:

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 24,
	2008	2007	2006	2005	2004
	($ in 000’s)
Nonaccrual Loans	$ 52,033	$ 1,391	$ 2,091	$ 117	$ 801
Accruing Loans Which are 90 Days
Past Due	6,131	2,674	-	1,200	125
Total Nonperforming Loans	58,164	4,065	2,091	1,317	926
Real Estate Owned and Other
Repossessed Assets, Net	4,144	1,653	-	-	-
Total Nonperforming Assets, Net	$ 62,308	$ 5,718	$ 2,091	$ 1,317	$ 926
Total Nonperforming Assets as a % of
Total Loans, Net and Other Real
Estate Owned, Net	0.88%	0.12%	0.09%	0.13%	0.13%

        As of September 30, 2008, RJBank had commitments to lend $1.9 million to borrowers whose loans were classified as nonperforming.

The gross interest income related to non-performing loans, which would have been recorded had these loans been current in accordance with their original terms totaled $1.4 million for the year ended September 30, 2008 or $1.6 million since origination. The interest income recognized on nonaccrual loans for the year ended September 30, 2008 was $231,000. As of September 30, 2008, there were five loans which RJBank considers to be impaired in the corporate loan portfolio for which $37.5 million is included in nonaccrual loans. The Company has established reserves totaling $5.0 million against these five loans. The average balance of the impaired loans was $15.9 million for the 12 months ending September 30, 2008. RJBank considers a loan to be impaired when it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan agreement. Of the $10.2 million in charge-offs related to corporate loans, $8.5 million in charge-offs related to these impaired loans, $781,000 related to a loan that was sold during the year and $866,000 related to a loan secured by property that was subsequently foreclosed and carried in other real estate owned. As of September 30, 2008, two of these impaired loans totaling $14.5 million were classified as troubled debt restructurings. At the time of the restructuring, RJBank increased its commitment to one borrower by $894,000. As of September 30, 2008 RJBank had commitments to lend $1.9 million to borrowers whose loans were classified as troubled debt restructurings.

Changes in the allowance for loan losses at RJBank were as follows:

	Year Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2006	2005	2004
	($ in 000’s)

Allowance for Loan Losses,
Beginning of Period	$ 47,022	$ 18,694	$ 7,593	$ 7,642	$ 5,910
Provision For Loan Losses	54,749	29,410	11,153	1,037	1,732
Transfer to Reserve for Unfunded
Commitments	-	-	-	(1,086)	-
Charge-Offs:
Real Estate Construction Loans		(629)
Commercial Real Estate Loans	(10,169)	-	-	-	-
Residential Mortgage Loans	(3,745)	(454)	(61)	-	-

Total Charge-Offs	(13,914)	(1,083)	(61)	-	-

Recoveries:
Residential Mortgage Loans	298	1	9	-	-

Total Recoveries	298	1	9	-	-

Net Charge-Offs	(13,616)	(1,082)	(52)	-	-

Allowance for Loan Losses,
End of Period	$ 88,155	$ 47,022	$ 18,694	$ 7,593	$ 7,642

Net Charge-Offs to Average Bank
Loans, Net Outstanding	0.22%	0.03%	-	-	-

The calculation of the allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The factors taken into consideration when assigning the reserve percentage to each reserve category include: estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. The provision for loan loss is included in other expenses in the Consolidated Statements of Income and Comprehensive Income.

In addition to the allowance for loan losses shown net of Bank Loans, Net, RJBank had reserves for unfunded lending commitments included in Trade and Other Payables of $9.2 million and $6.8 million for the years ended September 30, 2008 and 2007.

RJBank’s net interest income after provision for loan losses for the years ended September 30, 2008, 2007, and 2006 was $160.8 million, $55.1 million, and $29.4 million, respectively.

RJBank originates and purchases portfolios of loans that may or may not include interest only loans that subject the borrower to payment increases over the life of the loan. RJBank does not originate or purchase residential loans that have terms that permit negative amortization features or are option adjustable rate mortgages. RJBank also does not originate or purchase loans with deeply discounted teaser rates.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only; payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2008 and September 30, 2007, these loans totaled $2.0 billion and $1.6 billion, respectively. These loans are underwritten based on a variety of factors including the borrower’s credit history, debt to income ratio, employment, the loan-to-value (“LTV”) ratio, and the borrower’s disposable income and cash reserves. In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors. Loans with aggregate balances totaling $166 million at September 30, 2008 were scheduled to re-price within the next six months. A large percentage of these loans were projected to adjust to a lower payment than the current payment, and this percentage is likely to increase in a falling rate environment.

Management does not believe these loans represent an unusual concentration of risk, as evidenced by low net charge-offs and past due loans. All of these loans are secured by mortgages on one-to-four family residential real estate and are diversified geographically. Interest-only loans are underwritten at the time of application or purchased based on the amortizing payment amount, and borrowers are required to meet stringent parameters regarding debt ratios, LTV levels, and credit score.

High LTV loans include all mortgage loans where the LTV is greater than or equal to 90% and the borrower has not provided other credit support or purchased private mortgage insurance (“PMI”). At September 30, 2008 and September 30, 2007, RJBank held $472,000 and $734,000, respectively, in total outstanding balances for these loans.

NOTE 6 - VARIABLE INTEREST ENTITIES:

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

The following table summarizes the balance sheets of the variable interest entities consolidated by the Company:

	September 30,	September 30,
	2008	2007
	(in 000's)
Assets:
Cash and Cash Equivalents	$ 15,636	$ 6,406
Receivables, Other	4,627	32,675
Investments in Real Estate Partnerships – Held by Variable Interest Entities	239,714	221,147
Trust Fund Investment in Parent Company Common Stock(1)	9,777	6,450
Prepaid Expenses and Other Assets	17,547	24,894

Total Assets	$ 287,301	$ 291,572

Liabilities And Shareholders’ Equity:
Loans Payable Related to Investments by Variable Interest Entities in Real
Estate Partnerships	$ 102,564	$ 116,479
Trade and Other Payable	2,395	849
Intercompany Payable	21,829	8,203

Total Liabilities	126,788	125,531

Minority Interests	155,027	162,319
Shareholders' Equity	5,486	3,722

Total Liabilities and Shareholders' Equity	$ 287,301	$ 291,572

(1)  Included in common shares in treasury in the Company’s Consolidated Statements of Financial Condition.

The following table summarizes the statements of income of the variable interest entities consolidated by the Company:

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
	(in 000’s)

Revenues:
Interest	$ 657	$ 955	$ 1,009
Other	7,229	2,580	4,397

Total Revenues	7,886	3,535	5,406

Interest Expense	5,604	6,972	8,368
Net Revenues	2,282	(3,437)	(2,962)

Non-Interest Expenses	11,900	10,430	9,246

Minority Interest in Earnings of Subsidiaries	(10,506)	(13,858)	(12,245)

Income Before Provision for Income Taxes	888	(9)	37

Provision for Income Taxes	-	-	-

Net Income (Loss)	$ 888	$ (9)	$ 37

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company made non-recourse loans to these employees for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. The Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which have combined assets of approximately $19.8 million at September 30, 2008. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. At September 30, 2008 that exposure is approximately $4.0 million.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 53 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits. As of September 30, 2008, 50 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 1.00%.

RJTCF has concluded that it is the primary beneficiary in approximately one fifth of the tax credit housing funds determined to be VIEs, and accordingly, consolidates these funds, which have combined assets of approximately $241.1 million at September 30, 2008. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at September 30, 2008, that exposure is approximately $2.8 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at September 30, 2008, that exposure is approximately $5.7 million.

The three remaining tax credit housing funds that have been determined not to be VIEs are wholly owned by RJTCF and are included in the Company’s consolidated financial statements. At September 30, 2008, only two of these funds had any material activity. These funds typically hold interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the fund is sold to third-parties. These funds had assets of approximately $15.9 million at September 30, 2008, which is also the Company’s exposure to losses of September 30, 2008.  See Note 12 of the Notes to Consolidated Financial Statements for information regarding the Company’s commitments related to RJTCF.

As of September 30, 2008, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. The Company is not the primary beneficiary of these partnerships and accordingly the Company does not consolidate these partnerships. These partnerships have assets of approximately $12 million at September 30, 2008. The Company's exposure to loss is limited to its capital contributions. The carrying value of the Company's investment in these partnerships is not material at September 30, 2008.

One of the Company’s restricted stock plans is associated with a trust fund which was established through the Company’s wholly owned Canadian subsidiary. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. For financial statement purposes, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $9.9 million at September 30, 2008. None of those assets are specifically pledged as collateral for any obligations of the trust fund. The Company's exposure to loss is limited to its contributions to the trust fund and at September 30, 2008, that exposure is approximately $9.9 million.

NOTE 7 - PROPERTY AND EQUIPMENT:

	September 30,	September 30,
	2008	2007
	(in 000's)

Land	$ 18,644	$ 18,644
Construction in Process	4,866	1,621
Software Development	13,281	7,573
Buildings, Leasehold and Land Improvements	158,615	142,329
Furniture, Fixtures, and Equipment	190,435	182,851
	385,841	353,018
Less: Accumulated Depreciation
and Amortization	(193,391)	(186,055)
	$ 192,450	$ 166,963

NOTE 8 - BANK DEPOSITS:

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits at September 30, 2008 and September 30, 2007:

	September 30, 2008		September 30, 2007
		Weighted		Weighted
		Average		Average
	Balance	Rate (1)	Balance	Rate (1)
	($ in 000's)

Bank Deposits:
NOW Accounts	$ 3,402	0.30%	$ 4,493	1.57%
Demand Deposits (Non-Interest Bearing)	2,727	-	3,645	-
Savings and Money Market Accounts	8,520,121	1.58%	5,337,587	4.59%
Certificates of Deposit	248,207	4.12%	239,534	4.75%
Total Bank Deposits	$8,774,457	1.65%	$5,585,259	4.59%

(1) Weighted average rate calculation is based on the actual deposit balances at September 30, 2008 and 2007, respectively.

RJBank had deposits from RJF executive officers and directors of $401,000 and $444,000 million at September 30, 2008 and September 30, 2007, respectively.

Scheduled maturities of certificates of deposit and brokered certificates of deposit at September 30, 2008 and 2007 were as follows:

	September 30, 2008		September 30, 2007
	Denominations		Denominations
	Greater than	Denominations	Greater than	Denominations
	or Equal	Less than	or Equal	Less than
	to $100,000	$100,000	to $100,000	$100,000
	(in 000's)

Three Months or Less	$ 12,068	$ 25,820	$ 14,386	$ 23,922
Over Three Through Six Months	12,971	27,996	10,949	28,980
Over Six Through Twelve Months	12,336	38,783	11,790	38,005
Over One Through Two Years	14,592	39,672	14,706	36,997
Over Two Through Three Years	11,520	23,039	7,978	22,345
Over Three Through Four Years	2,442	8,853	7,857	14,103
Over Four Years	8,145	9,970	1,802	5,714
Total	$ 74,074	$ 174,133	$ 69,468	$ 170,066

Interest expense on deposits is summarized as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
	(in 000's)

Certificates of Deposit	$ 10,781	$ 11,021	$ 10,872
Money Market, Savings and
NOW Accounts	174,252	179,741	51,313
Total Interest Expense on Deposits	$ 185,033	$ 190,762	$ 62,185

NOTE 9 – LOANS PAYABLE:

Loans Payable

Loans payable at September 30, 2008 and September 30, 2007 are presented below:

	September 30,	September 30,
	2008	2007
	(in 000's)
Short-Term Borrowings:
Borrowings on Lines of Credit (1)	$ 200,000	$ 2,685
Current Portion of Mortgage Notes Payable	2,891	2,731
Federal Home Loan Bank Advances (2)	1,900,000	5,000
Total Short-Term Borrowings	2,102,891	10,416

Long-Term Borrowings:
Mortgage Notes Payable (3)	59,333	62,224
Federal Home Loan Bank Advances (2)	50,000	50,000
Total Long-Term Borrowings	109,333	112,224

Total Loans Payable	$ 2,212,224	$ 122,640

(1)
At September 30, 2008, the Company maintained three 364-day committed and several uncommitted financing arrangements denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”).  At September 30, 2008, the aggregate domestic facilities were $1.385 billion and the Canadian line of credit was CDN $40 million with third party lenders. Shortly before the fiscal year end, the lender in RJA’s $600 million uncommitted tri-party repurchase arrangement notified RJA that this facility was on hold and financing was not available until further notice, pending the completion of the lender’s acquisition by a new parent. Subsequent to September 30, 2008, $50 million of RJA’s uncommitted, unsecured lines of credit were cancelled. Lenders are under no obligation to lend to the Company under uncommitted lines and there have been several recent instances where they were unwilling to do so. RJF maintained a $200 million committed unsecured revolving line of credit which was fully drawn at September 30, 2008. RJF’s committed line of credit is subject to a 0.125% per annum facility fee. Upon expiration in October 2008, RJF extended $100 million of its 364-day, committed, unsecured revolving credit agreement to January 2009, subject to modification or renewal.  The extended fully drawn facility amortizes 25% after one month, another 25% after two months, and the remaining 50% at the maturity date. RJA maintains a $50 million committed secured line of credit and a $100 million committed tri-party repurchase arrangement. There were collateralized financings of $80 million outstanding under the $100 million tri-party repurchase arrangement at September 30, 2008, which are included in Securities Sold Under Agreements to Repurchase on the Consolidated Statement of Financial Condition and is collateralized by company-owned securities with a market value of $89.4 million. RJA’s committed facilities are subject to 0.15% and 0.125% per annum facility fees, respectively. In addition, RJA maintains $235 million in uncommitted secured facilities. RJA also maintains $360 million in uncommitted tri-party repurchase arrangements with related parties. RJBank has provided $300 million of those uncommitted arrangements to RJA, which is guaranteed by RJF. Approximately $240 million is only available until January 30, 2009 under an exception from affiliate lending regulations granted by the OTS, unless the exemption is extended. Collateral for loans under secured lines of credit and securities sold under repurchase agreements (collectively “collateral”) are Company owned and/or client margin securities, as permitted by regulatory requirements. The required market value of the collateral ranges from 102% to 125% of the cash provided.  Although the Company has $510 million committed or related party collateralized financing arrangements available, the Company’s inventory levels, which could serve as collateral, are substantially less. RJA supplements its secured lines of credit and repurchase arrangements with $200 million of uncommitted unsecured lines of credit. The interest rates for all of the Company’s financing facilities are variable and are based on the Fed Funds rate, LIBOR, or Canadian prime rate as applicable. For the fiscal year ended September 30, 2008, interest rates on the financing facilities ranged from 1.58% to 7.75%. For the fiscal year ended September 30, 2007, those interest rates ranged from 5.00% to 6.70%.

In addition, the Company’s joint ventures in Turkey and Argentina have settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: one in Turkey totaling $8 million and one in Argentina for $9 million. On September 30, 2008, there were no outstanding balances on the settlement lines in Argentina and Turkey. At September 30, 2008 these joint ventures had aggregate unsecured settlement lines of credit available of $40.5 million, and there were no outstanding balances on these lines. The interest rates for these lines of credit ranged from 9% to 18%. Subsequent to September 30, 2008, the Company’s Turkish joint venture has had to halt all trading activities due to a technical capital inadequacy. See Note 13 of the Notes to the Consolidated Financial Statements for more information.

(2)
RJBank has $1.95 billion, $55 million, and $60 million in FHLB advances outstanding at September 30, 2008, 2007, and 2006, respectively, which are comprised of one short-term overnight rate advance and several long-term fixed rate advances. The September 30, 2008 FHLB advances included $1.9 billion in overnight advances to meet point in time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. The latter action was discussed well in advance with the Office of Thrift Supervision (“OTS”). These borrowed funds were invested in qualifying assets and the necessary qualification was met. The weighted average interest rates on the $50 million in fixed rate advances at September 30, 2008, 2007, and 2006 were 5.19%, 5.23%, and 4.69%, respectively. The outstanding fixed FHLB advances mature between September 2010 and February 2011. The maximum amount of FHLB advances outstanding at any month-end during the years ended September 30, 2008, 2007, and 2006 was $1.95 billion, $70 million, and $47 million, respectively. The average amounts of FHLB advances outstanding and the weighted average interest rate thereon for the years ended September 30, 2008, 2007, and 2006 were $60 million at a rate of 5.07%, $57 million at a rate of 5.24% and $233 million at a rate of 4.86%, respectively. These advances are secured by a blanket lien on RJBank's residential loan portfolio granted to FHLB and cash deposits of $226.8 million as of September 30, 2008. The FHLB has the right to convert advances totaling $35 million at both September 30, 2008 and September 30, 2007, to a floating rate at one or more future dates. RJBank has the right to prepay these advances without penalty if the FHLB exercises its right.

(3)
Mortgage notes payable evidences a mortgage loan for the financing of the Company's home office complex. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $67.8 million at September 30, 2008.

Long-term borrowings at September 30, 2008, based on their contractual terms, mature as follows (in 000's):

2010	$ 23,060
2011	33,239
2012	3,429
2013	3,630
2014 and Thereafter	45,975
Total	$109,333

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

VIEs’ loans payable at September 30, 2008 and September 30, 2007 are presented below:

	September 30,	September 30,
	2008	2007
	(in 000's)

Current Portion of Loans Payable	$ 13,987	$ 13,839
Long-Term Portion of Loans Payable	88,577	102,640
Total Loans Payable	$102,564	$116,479

VIEs’ long-term borrowings at September 30, 2008, based on their contractual terms, mature as follows (in 000's):

2010	$ 12,489
2011	12,967
2012	13,030
2013	13,425
2014 and Thereafter	36,666
Total	$ 88,577

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into interest rate swaps and futures contracts as part of its fixed income business to facilitate customer transactions and to hedge a portion of the Company’s trading inventory. These positions are marked to market with the gain or loss and the related interest recorded in Net Trading Profits within the Consolidated Statements of Income and Comprehensive Income for the period. Any collateral exchanged as part of the swap agreement is recorded in Broker Receivables and Payables in the Consolidated Statements of Financial Condition for the period. The Company had outstanding interest rate derivative contracts with notional amounts of $3.7 billion and $3.5 billion at September 30, 2008 and September 30, 2007. The notional amount of a derivative contract does not change hands; it is simply used as a reference to calculate payments. Accordingly, the notional amount of the Company’s derivative contracts outstanding at September 30, 2008 greatly exceeds the possible losses that could arise from such transactions. The net market value of all open derivative positions at September 30, 2008 and September 30, 2007 was $16.1 million and $22.2 million, respectively.

To mitigate interest rate risk in a significantly rising rate environment, RJBank purchased three year term interest rate caps with high strike rates (more than 300 basis points higher than current rates) during the year ended September 30, 2008 that will increase in value if interest rates rise and entitle RJBank to cash flows if interest rates rise above strike rates. These positions are recorded at fair value with any changes in fair value recorded in Other Revenue within the Statement of Income for the period. At September 30, 2008, the notional amount of the interest rate caps held by RJBank was $1.5 billion and the fair value was $1.3 million. The Company’s maximum loss exposure under these interest rate cap contracts is $1.8 million.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate derivative agreements. The Company performs a credit evaluation of counterparties prior to entering into derivative transactions and monitors their credit standings. Currently, the Company anticipates that all counterparties will be able to fully satisfy their obligations under those agreements. The Company may require collateral from counterparties to support these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. The Company is also exposed to interest rate risk related to its interest rate swap agreements. The Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio and basis, and volatility risks. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

NOTE 11 - INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
		(in 000’s)
Current:
Federal	$ 110,001	$ 142,531	$ 102,665
State	12,860	17,098	16,844
Foreign	(1,221)	(5,813)	13,379
	121,640	153,816	132,888
Deferred:
Federal	21,250	(26,132)	(3,742)
State	2,509	(1,463)	(495)
Foreign	6,377	15,573	(927)
	30,136	(12,022)	(5,164)
	$ 151,776	$ 141,794	$ 127,724

The Company's income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
		(in 000’s)

Provision Calculated at Statutory Rates	$ 135,399	$ 137,279	$ 119,723
State Income Taxes, Net of Federal Benefit	9,990	10,163	10,627
Other	6,387	(5,648)	(2,626)
	$ 151,776	$ 141,794	$ 127,724

U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
		(in 000’s)

U.S.	$ 371,118	$ 356,591	$ 308,003
Foreign	15,736	35,633	34,063
Income Before Provision for Income Taxes	$ 386,854	$ 392,224	$ 342,066

The major deferred tax asset (liability) items, as computed under SFAS 109, are as follows:

	September 30,	September 30,
	2008	2007
	(in 000’s)
Deferred Tax Assets:
Deferred Compensation	$ 35,620	$ 65,392
Allowances for Loan Losses	36,811	20,293
Unrealized Loss	35,999	3,035
Accrued Expenses	20,089	28,743
Capitalized Expenditures	6,768	10,812
Net Operating Loss Carryforward	142	5,259
Other	12,672	-
Total Gross Deferred Tax Assets	148,101	133,534
Less Valuation Allowance	(3,599)	-
Total Deferred Tax Assets	144,502	133,534
Deferred Tax Liabilities:
Aircraft Leases	(9,194)	(10,420)
Undistributed Earnings of Foreign Subsidiaries	(15,663)	(11,562)
Other	(10,880)	(3,630)
Total Deferred Tax Liabilities	(35,737)	(25,612)
Net Deferred Tax Assets	$ 108,765	$ 107,922

The Company has recorded a deferred tax asset at September 30, 2008 and September 30, 2007. A deferred tax asset has also been recognized for net operating loss carryforwards that will expire between 2009 and 2017.  A valuation allowance for the fiscal year ended September 30, 2008 has been established for state net operating losses and foreign tax credit carryforwards due to management’s belief that, based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, it is more likely than not that the tax carryforwards will expire unutilized.

The “American Jobs Creation Act of 2004” provides for a one-time deduction for qualifying repatriations of foreign earnings in either fiscal year 2005 or 2006. The 85% dividends received deduction can result in a lower tax rate if the eligible dividends are reinvested within the limitations and requirements of Internal Revenue Code Section 965. During fiscal year 2006, the Company repatriated $1.9 million in extraordinary dividends and recorded a tax liability of $102,000. To the degree that the cumulative undistributed earnings of non-U.S. subsidiaries were permanently invested, no deferred U.S. federal income taxes have been provided. The Company has provided for U.S. deferred income taxes in the amount of $15.6 million on undistributed earnings not considered permanently reinvested in its non-U.S. subsidiaries.

The Company adopted the provisions of FIN 48 on October 1, 2007. The impact of the adoption of FIN 48 resulted in a decrease to beginning retained earnings and an increase to the liability for unrecognized tax benefits of approximately $4.2 million.

The total amount of gross unrecognized tax benefits as of the date of adoption was approximately $8.6 million. Of this total, approximately $6.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. At September 30, 2008 our liability for unrecognized tax benefits decreased to $4.9 million and the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income from continuing operations decreased to $3.5 million. Approximately $2.8 million of the decrease in unrecognized tax benefits was the result of the conclusion of various state tax audits.

The Company recognizes the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. Interest and penalties accrued as of the beginning of the year was $1.6 million. During the twelve months ended September 30, 2008, accrued interest expense related to unrecognized tax benefits decreased by approximately $65,000. During the twelve months ended September 30, 2008, penalty expense related to unrecognized tax benefits decreased by approximately $35,000. Interest and penalties accrued as of September 30, 2008 was $1.5 million.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

September 30,
2008
(in 000’s)

Balance, beginning of year	$ 8,579
Increases for tax positions related to the current year	932
Increases for tax positions related to prior years	80
Decreases for tax positions related to prior years	(3,516)
Reductions due to lapsed statute of limitations	(814)
Decreases related to settlements	(399)
Balance, end of year	$ 4,862

The Company’s tax liability does not include any accrual for potential taxes, interest or penalties related to tax assessments of the Company’s Turkish joint venture. The Company has fully reserved for its equity interest in this joint venture (see Note 13 below for additional information).

The Company files income tax returns in the U. S. federal jurisdiction and various states, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to 2008 for federal tax returns, 2004 for state and local tax returns and 2000 for foreign tax returns. During the second quarter, the Company settled the Limited Issue Focused Examinations by the Internal Revenue Service for fiscal years 2005 and 2006. As a result, the Company paid $163,000 that was previously provided for under FIN 48 as an unrecognized tax benefit. During the fourth quarter, the fiscal year 2007 federal income tax return examined under the IRS Compliance Assurance Program was accepted as filed.  The 2008 federal income tax return is currently being examined under the IRS Compliance Assurance Program. This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The 2008 IRS audit and state audits in process are expected to be completed in fiscal year ending 2009. It is anticipated that the unrecognized tax benefits may increase by an estimated $0.3 million over the next 12 months.

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

Long-term lease agreements expire at various times through 2020. Minimum annual rentals under such agreements for the succeeding five fiscal years are approximately: $36.3 million in 2009, $33.5 million in 2010, $29.5 million in 2011, $25.2 million in 2012, $20.7 million in 2013 and $55.0 million thereafter. Rental expense incurred under all leases, including equipment under short-term agreements, aggregated $50.1 million, $40 million and $34.3 million in 2008, 2007 and 2006, respectively.

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental").  The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation.  In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment.  The carrying amount of this leveraged lease with Continental was approximately $8.8 million as of September 30, 2008. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years was originally projected to be 15% of the original cost and has not been adjusted since inception. This lease expires in May 2014.

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

       On September 30, 2008, RJBank had advances outstanding at the FHLB of $1.95 billion, which included $1.9 billion in overnight advances to meet point in time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. The latter action was discussed in advance with the OTS. These borrowed funds were invested in qualifying assets and the necessary qualification was met.  Prior to the advance, the Company infused $120 million of additional capital into RJBank to ensure RJBank retained its “well capitalized” status as of September 30, 2008, under bank regulatory capital guidelines. After the $1.9 billion advance was repaid on October 1, 2008, RJBank made a return of capital distribution of $60 million back to RJF on October 2, 2008, to return a portion of the excess capital above the amount necessary to meet all regulatory capital requirements for “well capitalized” status. Due to its outstanding overnight advance, RJBank had no immediate credit available from the FHLB at September 30, 2008 but total available credit of $1.38 billion would become available with the pledging of additional collateral to the FHLB. Following the repayment of the $1.9 billion overnight advance on October 1, 2008, RJBank had $1.71 billion in immediate credit available from the FHLB but total available credit of $3.29 billion would become available with the pledging of additional collateral to the FHLB. At September 30, 2008 and September 30, 2007, no securities other than FHLB stock were pledged by RJBank as collateral with the FHLB for advances. See Note 9 of the Notes to Consolidated Financial Statements for more information.

As of September 30, 2008, RJBank had entered into overnight reverse repurchase agreements totaling $705 million with three counterparties, with individual exposures of $350 million, $305 million and $50 million. Although RJBank is exposed to risk that these counterparties may not fulfill their contractual obligations, the Company believes the risk of default is minimal due to the creditworthiness of these counterparties, which is closely monitored, collateral received and the short duration of these agreements.

As of September 30, 2008, RJBank had not settled the purchases of $8.5 million in syndicated loans (included in Bank Loans, Net) due to sellers’ delays in finalizing settlement. These loans are expected to be settled during the three months ended December 31, 2008. As of September 30, 2007, RJBank had not settled purchases of $300.6 million in syndicated loans, all of which had settled prior to March 31, 2008.

RJBank provides to its affiliate, Raymond James Capital Services, Inc. (RJCS), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJCS. At September 30, 2008, the aggregate exposure under these guarantees was $2.5 million, which was underwritten as part of the larger corporate credit relationships. There was no aggregate exposure at September 30, 2007. The estimated total potential exposure under these guarantees is $12.1 million.

See Note 19 of the Notes to Consolidated Financial Statements with respect to RJBank’s and Raymond James Multi-Family Finance, Inc.’s commitments to extend credit and other RJBank credit-related off balance sheet financial instruments such as standby letters of credit and loan purchases.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract expires in 2016 and has a 4% annual escalator. Annual payments under this agreement for the succeeding five fiscal years are approximately: $3.3 million in 2009, $3.4 million in 2010, $3.5 million in 2011, $3.7 million in 2012, $3.8 million in 2013 and $9.2 million thereafter. Expenses of $3.1 million, $3.0 million and $2.9 million were recognized in the fiscal years 2008, 2007 and 2006, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments of RJA that were open at September 30, 2008 and were subsequently settled had no material effect on the consolidated financial statements as of that date. Transactions relating to such commitments of RJ Ltd. that were recorded and open at September 30, 2008 were approximately CDN $8.7 million.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At September 30, 2008, the Company had client margin securities valued at $210.0 million pledged with a clearing organization to meet the point in time requirement of $139.9 million. At September 30, 2007, the Company had client margin securities valued at $135.7 million pledged with a clearing organization to meet the point in time requirement of $67.5 million.

       In January 2008, Sirchie Acquisition Company, LLC (“SAC”), a 80% owned indirect unconsolidated subsidiary of the Company, acquired substantially all of the business, assets, and properties of Sirchie Finger Print Laboratories, Inc. (“Sirchie”), the assets or stock of several other companies and certain real estate. The Company’s equity investment in SAC was approximately $20 million. SAC also acquired 51% of the common stock of Law Enforcement Associates Corporation as part of the transaction. This acquisition is one of the Company’s recent merchant banking initiatives.

SAC has been advised by the Commerce and Justice Departments that they intend to seek civil and criminal sanctions against it, as the purported successor in interest to Sirchie, based upon alleged breaches of Department of Commerce suspension orders by Sirchie and its former majority shareholder that occurred prior to the acquisition. Discussions are ongoing and the impact, if any, on the value of this investment is indeterminate at this time.

The Company has committed a total of $56.3 million, in amounts ranging from $200,000 to $5 million, to 42 different independent venture capital or private equity partnerships. As of September 30, 2008, the Company has invested $36.3 million of that amount and has received $30.2 million in distributions. Additionally, the Company controls the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $13.0 million and has received $9.2 million in distributions as of September 30, 2008. The Company is not the controlling general partner in another internally sponsored private equity limited partnership to which it has committed $30 million. As of September 30, 2008, the Company has invested $2.3 million of that amount and has not received any distributions.

The Company is the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At September 30, 2008, the funds have unfunded commitments of $2.4 million.

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

At September 30, 2008, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of Collateral (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 963,618
Securities Received in Securities Borrowed Vs. Cash Transactions	651,201
Collateral Received for Margin Loans	1,448,858
Total	$ 3,063,677

During the year certain collateral was repledged. At September 30, 2008, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of Collateral and Trading Securities (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 76,585
Securities Received in Securities Borrowed Vs. Cash Transactions	602,955
Collateral Received for Margin Loans	210,003
Total	$ 889,543

The Company has from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At September 30, 2008, there were no outstanding performance guarantees in Argentina or Turkey.

See Note 9 of the Notes to Consolidated Financials Statements for information regarding the Company’s other financing arrangements.

The Company guarantees the existing mortgage debt of RJA of approximately $62 million. The Company guarantees interest rate swap obligations of RJ Capital Services, Inc. The Company has also committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits (“project partnerships”). These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. The Company has committed to purchase and potentially hold up to $75 million of unsold interests in one of RJTCF’s current fund offerings.  In such an event, the Company would expect to resell these interests to other investors, however the holding period of these interests could be much longer than 90 days. Subsequent to September 30, 2008, RJTCF closed this fund offering and purchased $58 million of the unsold interests. In addition to the interests purchased, RJTCF provided certain specific performance guarantees to the investors of the fund. The Company has guaranteed RJTCF’s $58 million capital contribution obligation as well as the specified performance guarantees provided to the fund’s investors. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At September 30, 2008, cash funded to invest in either loans or investments in project partnerships was $30.3 million. In addition, at September 30, 2008, RJTCF is committed to additional future fundings of $45.9 million related to project partnerships that have not yet been sold to various tax credit funds (including the fund offering mentioned previously that the Company made a commitment to purchase and potentially hold up to $75 million of unsold interests). The Company and RJTCF also issue certain guarantees to various third parties related to project partnerships, interests in which have been or are expected to be sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $14.9 million as of September 30, 2008.  Through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., certain construction loans or loans of longer duration (“permanent loans”) may be made directly to certain project partnerships.  As of September 30, 2008, nine such construction loans are outstanding with an unfunded balance of $20.2 million available for future draws on such loans.  Similarly, five permanent loan commitments are outstanding as of September 30, 2008. Each of these commitments will only be funded if certain conditions are achieved by the project partnership and in the event such conditions are not met, generally expire two years after their issuance.  The total amount of such unfunded permanent loan commitments as of September 30, 2008 is $5.9 million.

The Company was required to enter into two agreements, one with Raymond James Trust, N.A.and one with the Office of the Comptroller of the Currency (“OCC”), as a condition to the conversion of Raymond James Trust Company, now known as Raymond James Trust, N.A., (‘RJT”) from a state to a federally chartered institution. The conversion was effective January 1, 2008. Effective July 1, 2008, the Company merged its second state-chartered trust company, Raymond James Trust Company West, into RJT. Under those agreements, the Company is obligated to provide RJT with sufficient capital in a form acceptable to the OCC to meet and maintain the capital and liquidity requirements commensurate with RJT’s risk profile for its conversion and any subsequent requirements of the OCC. The conversion expands RJT’s market nationwide, while substituting federal for multiple state regulatory oversight. RJT’s federal charter limits it to fiduciary activities. Thus, capital requirements are not expected to be significant. Based on current projections, RJT’s existing capital is expected to be sufficient for the foreseeable future.

NOTE 13 – LEGAL AND REGULATORY PROCEEDINGS:

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

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. RJY is vigorously contesting most aspects of this assessment and has sought reconsideration of the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. Subsequent to the fiscal year end, RJY was notified by the Capital Markets Board of Turkey that the technical capital inadequacy resulting from RJY’s provision for this case required an additional capital contribution, and as a result, RJY has had to halt all trading activities until the capital requirements are met. The Company has recorded a provision for loss in its consolidated financial statements for its full equity interest in this joint venture. As of September 30, 2008, RJY had total capital of approximately $8.1 million, of which the Company owns approximately 50%.

SAC, an 80% owned indirect unconsolidated subsidiary acquired as a merchant banking investment, has been advised by the Commerce and Justice Departments that they intend to seek civil and criminal sanctions against it, as the purported successor in interest to Sirchie, based upon alleged breaches of Department of Commerce suspension orders by Sirchie and its former majority shareholder that occurred prior to the acquisition. Discussions are ongoing and the impact, if any, on the value of this investment is indeterminate at this time.

In connection with auction rate securities (“ARS”), the Company's broker dealers, RJA and RJFS, have been subject to ongoing investigations, with which they are cooperating fully, by the Securities and Exchange Commission (“SEC”) the New York Attorney General's Office and Florida’s Office of Financial Regulation. The Company is also named in a class action similar to that filed against a number of brokerage firms alleging various securities law violations, which it is vigorously defending.

Several large banks and brokerage firms, most of who were the primary underwriters of and supported the auctions for, ARS have announced agreements, usually as part of a regulatory settlement, to repurchase ARS at par from some of their clients. Other brokerage firms have entered into similar agreements. The Company, in conjunction with other industry participants is actively seeking a solution to ARS’ illiquidity. This includes issuers restructuring and refinancing the ARS, which has met with some success. Should these restructurings and refinancings continue, then clients’ holdings could be reduced further, however, there can be no assurance these events will continue. If the Company were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or some portion of these ARS from certain clients, it would have to have sufficient regulatory capital and cash or borrowing power to do so, and at present it does not have such capacity. Further, if such repurchases were made at par value there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect the results of operations.

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

NOTE 14 - CAPITAL TRANSACTIONS:

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended September 30, 2008:

	Number of	Average
Period	Shares Purchased (1)	Price Per Share

July 1, 2008 – July 31, 2008	-	$ -
August 1, 2008 – August 31, 2008	868	31.19
September 1, 2008 – September 30, 2008	15,511	30.90
Total	16,379	$ 30.91

(1)
The Company does not have a formal stock repurchase plan. On May 20, 2004, the Board of Directors authorized $75 million for repurchases pursuant to prior authorization from the Board of Directors. During March 2008, the Company exhausted this authorization. On March 11, 2008, the Board of Directors authorized an additional $75 million for repurchases at the discretion of the Board’s Share Repurchase Committee. Since May 2004, 3,372,340 shares have been repurchased for a total of $77.9 million, leaving $72.1 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. Accordingly, the Company purchased 2,634,833 shares in open market transactions for the year ended September 30, 2008.  During the year ended September 30, 2008, 241,614 shares were purchased for the trust fund that was established and funded to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Company’s wholly owned Canadian subsidiary (see Note 16 below for more information on this trust fund). The Company also purchased 34,393 shares that were surrendered by employees as payment for option exercises during the year ended September 30, 2008.

NOTE 15 - OTHER COMPREHENSIVE INCOME:

The activity in other comprehensive income and related tax effects are as follows:

	September 30,	September 30,	September 30,
	2008	2007	2006
	(in 000's)

Net Unrealized (Loss) Gain on Available for Sale Securities, Net
Of Tax Effect Of ($31,716) in 2008, ($1,217) in 2007, and
$129 in 2006	$ (54,377)	$ (2,150)	$ 217

Net Unrealized Gain on Interest Rate Swaps Accounted for as
Cash Flow Hedges, Net of Tax Effect of $0 in 2008, $0 in
2007, and $28 in 2006	-	-	44

Net Change in Currency Translations	(9,790)	20,246	2,202

Other Comprehensive Income	$ (64,167)	$ 18,096	$ 2,463

The components of accumulated other comprehensive income, net of income taxes:

	September 30,	September 30,
	2008	2007
	(in 000's)

Net Unrealized Loss on Securities Available for Sale, Net of Tax Effect of
($32,701) in 2008 and ($998) in 2007	$ (56,124)	$ (1,747)

Net Currency Translations	22,148	31,938

Accumulated Other Comprehensive Income	$ (33,976)	$ 30,191

NOTE 16 - EMPLOYEE BENEFIT PLANS:

The Company's profit sharing plan and employee stock ownership plan provide certain death, disability or retirement benefits for all employees who meet certain service requirements. The plans are noncontributory. Contributions by the Company, if any, are determined annually by the Company’s Board of Directors on a discretionary basis and are recognized as compensation cost throughout the year. Benefits become fully vested after six years of qualified service. All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of RJF common stock held by the ESOP at September 30, 2008 and 2007 was approximately 5,468,000 and 5,538,000, respectively. The Company also offers a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for the Company to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually. The Company's Long Term Incentive Plan (“LTIP”) is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. The Company has purchased and holds life insurance on the lives of most of those employees participating in the LTIP, to earn a competitive rate of return for participants and to provide a source of funds available to satisfy its obligations under this plan. Contributions to the qualified plans and the LTIP contribution for management are made in amounts approved annually by the Board of Directors and management. Compensation expense includes aggregate contributions to these plans of $43.3 million, $40.5 million, and $36.9 million for fiscal years 2008, 2007, and 2006, respectively.

Stock-Based Compensation Plans

At September 30, 2008, the Company had multiple stock-based employee compensation plans, which are described below. The Company issues new shares under all plans approved by shareholders. Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment”. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements given that it adopted the fair value recognition provisions of SFAS No. 123 effective September 28, 2002 using the modified prospective application transition method within the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

Fixed Stock Option Plans

The Company has one qualified and two non-qualified fixed stock option plans available for grants to employees and members of the Company’s Board of Directors. Under the 2002 Incentive Stock Option Plan, the Company’s qualified plan, the Company may grant options to its management personnel for up to 9,000,000 shares of common stock. Options are granted to key administrative employees and Financial Advisors of RJA who achieve certain gross commission levels. Options are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of the Company at that time, disabled, deceased or recently retired.

As noted above, the Company has two non-qualified fixed stock option plans. Under the first of those plans, the Company may grant up to 854,298 shares of common stock to the Company's outside directors. Options vest over a three year period from grant date provided that the director is still serving on the Board of the Company. Under the Company's second non-qualified stock option plan, the Company may grant up to 2,531,250 shares of common stock to key management personnel. Option terms are specified in individual agreements and expire on a date no later than the tenth anniversary of the grant date. Under all fixed stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of grant.

The Company’s net income for the years ended September 30, 2008, September 30, 2007, and September 30, 2006 includes $6.6 million $5.9 million, and $5.6 million, respectively, of compensation costs and $273,000, $212,000, and $281,000, respectively of income tax benefits related to the Company’s three fixed stock option plans available for grants to employees and members of its Board of Directors.

These amounts may not be representative of future stock-based compensation expense since the estimated fair value of stock options is amortized over the applicable vesting period using the straight-line method and additional options may be granted in future years. The fair value of each fixed option grant for these plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in years ended 2008, 2007, and 2006:

	2008	2007	2006
Dividend Yield	1.36%	1.32%	1.19%
Expected Volatility	29.55%	29.44%	29.38%
Risk-free Interest Rate	3.44%	4.68%	4.41%
Expected Lives	4.7 yrs	4.8 yrs	4.9 yrs

The dividend yield assumption is based on the Company’s current declared dividend as a percentage of the stock price. The expected volatility assumption is based on the Company’s historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, and (3) the annualized volatility of the price of the Company’s stock since the late 1980’s. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant of the options. The expected lives assumption is based on the average of (1) the assumption that all outstanding options will be exercised at the midpoint between their vesting date and full contractual term and (2) the assumption that all outstanding options will be exercised at their full contractual term.

A summary of option activity of the Company's three fixed stock option plans available for grants to employees and members of its Board of Directors for the year ended September 30, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options For	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at
October 1, 2007	3,985,626	$ 20.19	-	$ -
Granted	1,505,299	30.36	-	-
Exercised	(913,127)	14.79	-	-
Canceled	(112,800)	24.66	-	-
Expired	(11,025)	25.47	-	-
Outstanding at
September 30, 2008	4,453,973	$ 24.64	2.85	$ 37,145,192
Exercisable at
September 30, 2008	743,157	$ 17.15	0.52	$ 11,766,458

As of September 30, 2008, there was $14.0 million of total unrecognized pre-tax compensation cost related to stock options for these plans. These costs are expected to be recognized over a weighted average period of approximately 3.3 years. The weighted average grant date fair value of stock options granted under these plans during the years ended September 30, 2008, September 30, 2007 and September 30, 2006 was $8.23 per share, $9.37 per share and $7.36 per share, respectively. The total intrinsic value of stock options exercised for these plans during the years ended September 30, 2008, September 30, 2007 and September 30, 2006 was $14.0 million, $25.0 million and $15.3 million, respectively. The total grant date fair value of stock options vested for these plans during the years ended September 30, 2008, September 30, 2007 and September 30, 2006 was $3.8 million, $8.0 million and $5.4 million, respectively.

Cash received from stock option exercises for these plans for the year ended September 30, 2008 was $12.4 million. The actual tax benefit realized for the tax deductions from option exercise for these stock option plans was $1.2 million for the year ended September 30, 2008.

Restricted Stock Plan

Under the 2005 Restricted Stock Plan the Company is authorized to issue up to 4,250,000 restricted stock units or restricted shares of common stock to employees and independent contractors. Restricted stock grants under the 2005 Plan are limited to 1,350,000 shares per fiscal year. The 2005 Plan was established to replace, on substantially the same terms and conditions, the 1999 Plan. During the three months ended March 31, 2006, this plan was amended to allow the issuance of restricted stock units as retention measures for certain employees of the Company’s Canadian subsidiary. In addition, the Company, through that Canadian subsidiary, established a trust fund which is associated with the 2005 Plan. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. Awards under this plan may be granted by the Company in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management, growth, and/or profitability of the Company. These awards are forfeitable in the event of termination other than for death, disability or retirement. The compensation cost is recognized over the applicable vesting period of the awards and is calculated as the market value of the awards on the date of grant. The following employee related activity occurred during the year ended September 30, 2008:

		Weighted
		Average
		Grant Date
	Shares/Units	Fair Value ($)
Nonvested at
October 1, 2007	2,550,668	$ 25.30
Granted	1,073,511	29.61
Vested	(379,887)	23.13
Canceled	(95,940)	28.02
Nonvested at
September 30, 2008	3,148,352	$ 27.23

The Company’s net income for the year ended September 30, 2008 includes $17.5 million of compensation costs and $6.6 million of income tax benefits related to the Company’s Restricted Stock Plan. The Company’s net income for the years ended September 30, 2007 and September 30, 2006 includes $11.7 million and $7.5 million, respectively, of compensation costs and $4.5 million and $2.9 million, respectively, of income tax benefits related to this plan.

As of September 30, 2008, there was $52.9 million of total unrecognized pre-tax compensation cost related to grants under the Company’s Restricted Stock Plan. These costs are expected to be recognized over a weighted average period of approximately 3.8 years. The total fair value of shares vested under this plan during the year ended September 30, 2008 was $8.8 million.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan, the Company is authorized to issue up to 3,375,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase the Company's common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plan the Company sold approximately 725,000, 444,000 and 379,000 shares to employees during the years ended September 30, 2008, September 30, 2007 and September 30, 2006, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $2.9 million, $2.1 million and $1.6 million during the years ended September 30, 2008, September 30, 2007 and September 30, 2006, respectively.

Stock Bonus Plan

The Company's 2007 Stock Bonus Plan authorizes the Company to issue up to 3,000,000 restricted shares to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000. Restricted stock grants under the 2007 Plan are limited to 750,000 shares per fiscal year. The 2007 Plan was established to replace, on substantially the same terms and conditions, the 1999 Plan. The determination of the number of shares to be granted may encompass a discount from market value at the discretion of the Compensation Committee of the Board of Directors. Under the plan the shares are generally restricted for a three year period, during which time the shares are forfeitable in the event of voluntary termination other than for death, disability or retirement. The compensation cost is recognized over the three year vesting period based on the market value of the shares on the date of grant. The following activity occurred during the year ended September 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value ($)
Nonvested at
October 1, 2007	1,095,781	$ 25.24
Granted	376,961	33.31
Vested	(370,062)	20.53
Canceled	(3,315)	31.42
Nonvested at
September 30, 2008	1,099,365	$ 29.64

The Company’s net income for the year ended September 30, 2008 includes $11.7 million of compensation costs and $4.4 million of income tax benefits related to the Company’s Stock Bonus Plan. The Company’s net income for the years ended September 30, 2007 and September 30, 2006 includes $9.1 million and $5.4 million, respectively, of compensation costs and $3.5 million and $2.0 million, respectively, of income tax benefits related to this plan.

As of September 30, 2008, there was $10.3 million of total unrecognized pre-tax compensation cost related to grants under the Company’s Stock Bonus Plan. These costs are expected to be recognized over a weighted average period of approximately 1.8 years. The total fair value of shares vested under this plan during the fiscal year ended September 30, 2008 was $7.6 million.

Employee Investment Funds

Certain key employees of the Company participate in the Raymond James Employee Investment Funds I and II, which are limited partnerships that invest in the merchant banking and venture capital activities of the Company and other unaffiliated venture capital limited partnerships. The Company made non-recourse loans to these employees for two thirds of the purchase price per unit. The loans and applicable interest are to be repaid based solely on the distributions from the funds.

NOTE 17 – NON-EMPLOYEE STOCK-BASED AND OTHER COMPENSATION:

Stock-Based Compensation Plans

Fixed Stock Option Plan

Under one of its non-qualified fixed stock option plans, the Company may grant stock options to its independent contractor Financial Advisors. The Company issues new shares under this plan as it was approved by shareholders. Under the 2007 Stock Option Plan for Independent Contractors, the Company may grant up to 2,000,000 shares of common stock to independent contractor Financial Advisors. The 2007 Plan was established to replace, on substantially the same terms and conditions, the 1990 Plan. As of September 30, 2008, the 1990 Plan still has options outstanding. Options are exercisable five years after grant date provided that the Financial Advisors are still associated with the Company, disabled, deceased or recently retired. Option terms are specified in individual agreements and expire on a date no later than the sixth anniversary of the grant date. Under these fixed stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of grant.

The Company accounts for share-based awards to its independent contractor Financial Advisors in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Absent a specific performance commitment, these grants are measured at their vesting date fair value and their fair value estimated at reporting dates prior to that time. The compensation expense recognized each period is based on the most recent estimated value. Further, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company classifies these non-employee awards as liabilities at fair value upon vesting, with changes in fair value reported in earnings until these awards are exercised or forfeited.

The Company’s net income for the years ended September 30, 2008, September 30, 2007, and September 30, 2006 includes $2.8 million, $7.0 million, and $9.7 million, respectively, of compensation costs and $1.0 million, $2.7 million, and $3.7 million, respectively, of income tax benefits related to option grants to its independent contractor Financial Advisors.

The fair value of each fixed option grant awarded to an independent contractor Financial Advisor is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal years ended 2008, 2007, and 2006:

	2008	2007	2006
Dividend Yield	1.49%	1.27%	1.11%
Expected Volatility	30.38%	29.65%	30.89%
Risk-free Interest Rate	2.85%	4.70%	4.62%
Expected Lives	2.62 yrs	2.92 yrs	2.76 yrs

The dividend yield assumption is based on the Company’s current declared dividend as a percentage of the stock price. The expected volatility assumption is based on the Company’s historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, and (3) the annualized volatility of the price of the Company’s stock since the late 1980’s. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at each point in time the options are valued. The expected lives assumption is based on the difference between the option’s vesting date plus 90 days (the average exercise period) and the date of the current reporting period.

A summary of option activity of the Company's fixed stock option plans under which awards are granted to its independent contractor Financial Advisors for the year ended September 30, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options For	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at
October 1, 2007	1,567,966	$ 20.25	-	-
Granted	39,699	30.44	-	-
Exercised	(291,950)	13.59	-	-
Canceled	(28,113)	19.71	-	-
Expired	-	-	-	-
Outstanding at
September 30, 2008	1,287,602	$ 22.15	2.74	$ 13,947,534
Exercisable at
September 30, 2008	77,175	$ 13.95	0.45	$ 1,468,447

As of September 30, 2008, there was $4.3 million of total unrecognized pre-tax compensation cost related to unvested stock options granted to its independent contractor Financial Advisors based on an estimated weighted average fair value of $12.76 per share at that date. These costs are expected to be recognized over a weighted average period of approximately 2.3 years. The total intrinsic value of stock options exercised for these plans during the years ended September 30, 2008, September 30, 2007 and September 30, 2006 was $4.6 million, $6.1 million and $5.6 million, respectively. The total estimated fair value of stock options vested for these plans during the years ended September 30, 2008, September 30, 2007 and September 30, 2006 was $4.7 million, $6.2 million and $4.1 million, respectively.

Cash received from stock option exercises for these plans for the year ended September 30, 2008 was $4.0 million. There were no actual tax benefits realized for the tax deductions from option exercise of awards to its independent contractor Financial Advisors for the year ended September 30, 2008.

Restricted Stock Plan

Under the 2005 Restricted Stock Plan the Company may grant restricted shares of common stock or restricted stock units to employees and independent contractor Financial Advisors. The Company issues new shares under this plan as it was approved by shareholders. These awards are forfeitable in the event the independent contractor Financial Advisors are no longer associated with the Company, other than for death, disability or retirement. The compensation cost is recognized over the vesting period of the awards. The following activity for independent contractor Financial Advisors occurred during the year ended September 30, 2008:

		Weighted
		Average
		Reporting Date
	Shares	Fair Value ($)
Nonvested at
October 1, 2007	74,401	$32.85
Granted	94,671	-
Vested	(2,433)	-
Canceled	(1,200)	-
Nonvested at
September 30, 2008	165,439	$32.98

The weighted average fair value of shares vested for this plan during the year ended September 30, 2008 was $28.75 per share.  The weighted average fair value of shares canceled for this plan during the year ended September 30, 2008 was $25.32 per share.

The Company’s net income for the years ended September 30, 2008 and September 30, 2007 includes $774,000 and $276,000, respectively, of compensation costs and $294,000 and $105,000, respectively, of income tax benefits related to restricted shares granted to its independent contractor Financial Advisors.

As of September 30, 2008, there was $4.0 million of total unrecognized pre-tax compensation cost related to unvested restricted stock granted to its independent contractor Financial Advisors based on an estimated fair value of $32.98 per share at that date. These costs are expected to be recognized over a weighted average period of approximately 4.3 years. The total fair value of shares vested under this plan during the years ended September 30, 2008 and September 30, 2007 was $70,000 and $18,000, respectively.

Other Compensation

The Company’s Wealth Accumulation Plan (“WAP”) is a non-qualified deferred compensation plan that provides benefits to the Company’s independent contractor Financial Advisors who meet certain production requirements. The Company has purchased and holds life insurance on employees, to earn a competitive rate of return for participants and to provide the source of funds available to satisfy its obligations under this plan. The WAP contribution is made in amounts approved annually by management.

NOTE 18 - REGULATIONS AND CAPITAL REQUIREMENTS:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the Financial Industry Regulatory Authority (“FINRA”), is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, Raymond James Financial Services, Inc. (“RJFS”), Heritage Fund Distributors, Inc. (“HFD”), and Raymond James (USA) Ltd. (“RJ(USA)”) have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at September 30, 2008 and September 30, 2007 was as follows:

	September 30,	September 30,
	2008	2007
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	18.32%	21.94%
Net Capital	$ 303,192	$ 332,873
Less: Required Net Capital	(33,096)	(30,344)
Excess Net Capital	$ 270,096	$ 302,529

At September 30, 2008 and September 30, 2007, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at September 30, 2008 and September 30, 2007 was as follows:

	September 30,	September 30,
	2008	2007
	(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$ 54,225	$ 70,583
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 53,975	$ 70,333

At September 30, 2008 and September 30, 2007, HFD had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of HFD at September 30, 2008 and September 30, 2007 was as follows:

	September 30,	September 30,
	2008	2007
	(in 000’s)
Heritage Fund Distributors, Inc.
(Alternative Method Elected)
Net Capital	$ 2,326	$ 6,039
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 2,076	$ 5,789

The net capital position of RJ(USA) at September 30, 2008 and September 30, 2007 was as follows:

	September 30,	September 30,
	2008	2007
	($ in 000's)
Raymond James (USA) Ltd.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	749.6%	22.8%
Net Capital	$ 4,507	$ 3,418
Less: Required Net Capital	(250)	(299)
Excess Net Capital	$ 4,257	$ 3,119

RJ Ltd. is subject to the Minimum Capital Rule (Dealer Member Rule No. 17 of the Investment Industry Regulatory Organization of Canada (“IIROC”)) and the Early Warning System (Dealer Member Rule No. 30 of the IIROC). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IIROC may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IIROC.

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning Level 1 or Level 2 at September 30, 2008 or September 30, 2007. The Risk Adjusted Capital of RJ Ltd. was at September 30, 2008 and September 30, 2007 was as follows (in Canadian dollars):

	September 30,	September 30,
	2008	2007
	(in 000’s)
Raymond James Ltd.:
Risk Adjusted Capital before minimum	$ 48,520	$ 47,974
Less: Required Minimum Capital	(250)	(250)
Risk Adjusted Capital	$ 48,270	$ 47,724

At September 30, 2008, the Company’s other domestic and international broker-dealers were in compliance with and met all net capital requirements. Subsequent to the fiscal year end the Company’s Turkish affiliate, RJY, had been notified by the Capital Markets Board of Turkey that the additional letter of guarantee RJF provided to counterbalance the technical capital inadequacy resulting from RJY’s provision for the pending court case, was no longer an acceptable alternative for an additional capital contribution.  As a result, RJY no longer meets the capital requirements and has had to halt all trading activities until the capital requirements can be met.  See Note 13 of the Notes to the Consolidated Financial Statements for more information regarding the legal proceeding.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of September 30, 2008, RJBank meets all capital adequacy requirements to which it is subject.

As of September 30, 2008, the most recent notification from the Office of Thrift Supervision categorized RJBank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJBank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of September 30, 2008:
Total Capital (to
Risk-Weighted Assets)	$ 778,624	10.9%	$ 571,793	8.0%	$ 714,741	10.0%
Tier I Capital (to
Risk-Weighted Assets)	689,281	9.6%	285,896	4.0%	428,844	6.0%
Tier I Capital (to
Adjusted Assets)	689,281	6.0%	457,633	4.0%	572,042	5.0%

As of September 30, 2007:
Total Capital (to
Risk-Weighted Assets)	$ 420,704	10.1%	$ 332,832	8.0%	$ 416,040	10.0%
Tier I Capital (to
Risk-Weighted Assets)	368,699	8.9%	166,416	4.0%	249,624	6.0%
Tier I Capital (to
Adjusted Assets)	368,699	5.8%	253,048	4.0%	316,309	5.0%

Raymond James Trust, N.A., is regulated by the OCC and is required to maintain sufficient capital and meet capital and liquidity requirements. As of September 30, 2008, RJT met the requirements.

The Company expects to continue paying cash dividends. However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, and the availability of funds from the Company's subsidiaries, including the broker-dealer and bank subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the IIROC; and RJBank, which may be subject to restrictions by federal banking agencies. Such restrictions have never limited the Company's dividend payments.

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

The Company also acts as an intermediary between broker-dealers and other financial institutions whereby the Company borrows securities from one broker-dealer and then lends them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. The Company measures the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed was $647.9 million and securities loaned was $639.6 million at September 30, 2008 and $1.2 billion for both at September 30, 2007. The contract value of securities borrowed and securities loaned was $675.1 million and $695.7 million, respectively, at September 30, 2008 and $1.3 billion for both at September 30, 2007. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

The Company has also loaned, to brokers-dealers and other financial institutions, securities owned by clients and others for which it has received cash or other collateral. The market value of securities loaned was $56.0 million at September 30, 2008. The contract value of securities loaned was $53.8 million at September 30, 2008. If a borrowing institution or broker-dealer does not return a security, the Company may be obligated to purchase the security in order to return it to the owner. In such circumstances, the Company may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the collateral received from the financial institution or the broker-dealer.

The Company has sold securities that it does not currently own, and will therefore, be obligated to purchase such securities at a future date. The Company has recorded $134.7 million and $149.7 million at September 30, 2008 and September 30, 2007, respectively, which represents the market value of such securities. The Company is subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year end. The Company utilizes short government obligations and equity securities to economically hedge long proprietary inventory positions. At September 30, 2008, the Company had $82.5 million in short government obligations and $14.5 million in short equity securities, which represented economic hedge positions. At September 30, 2007, the Company had $106 million in short government obligations and $11 million in short equity securities, which represented hedge positions.

The Company enters into security transactions involving forward settlement. Forward contracts provide for the delayed delivery of the underlying instrument. The Company has entered into transactions with both contract and market values of $1.7 billion and $2.0 billion as of September 30, 2008 and September 30, 2007, respectively. The contractual amounts related to these financial instruments reflect the volume and activity and do not reflect the amounts at risk. The gain or loss on these transactions is recognized on a trade date basis. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Company's exposure to market risk is determined by a number of factors, including the duration, size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility. The credit risk for these transactions is limited to the unrealized market valuation gains recorded in the Consolidated Statements of Financial Condition.

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

The Company, through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., may have at any time unfunded commitments to extend credit to certain project partnerships for either construction or permanent loans. At September 30, 2008, the unfunded portion of executed commitments to extend credit was $26 million. See Note 12 of the Notes to the Consolidated Financial Statements for more information regarding these commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of September 30, 2008, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $12.0 million and CDN $2.9 million, respectively.

RJBank has outstanding at any time a significant number of commitments to extend credit and other credit-related off balance sheet financial instruments such as standby letters of credit and loan purchases. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and other credit-related off balance sheet financial instruments outstanding at September 30, 2008 and 2007, is as follows:

	September 30,	September 30,
	2008	2007
	(in 000's)

Standby Letters of Credit	$ 239,317	$ 100,397
Open End Consumer Lines of Credit	43,544	27,871
Commercial Lines of Credit	1,384,941	1,218,690
Unfunded Loan Commitments - Variable Rate (1)	1,055,686	397,752
Unfunded Loan Commitments - Fixed Rate	4,005	12,831

(1) Includes commitments to purchase pools of adjustable rate whole first mortgage loans.

Because many loan commitments expire without being funded in whole or part, the contract amounts are not estimates of the Company’s future liquidity requirements.

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

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of September 30, 2008, $239.3 million of such letters of credit were outstanding. Of the letters of credit outstanding, $236.9 million are underwritten as part of a larger corporate credit relationship. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the maximum potential future amount of any payments of amounts drawn down under the existing letters of credit. At September 30, 2008, RJBank had no unearned fees related to these instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, RJBank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

NOTE 20 – EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share:

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
	(in 000’s, except per share amounts)

Net Income	$ 235,078	$ 250,430	$ 214,342

Weighted Average Common Shares
Outstanding During the Period	116,383	115,608	112,614

Dilutive Effect of Stock Options and Awards (1)	2,676	3,085	3,124

Weighted Average Diluted Common
Shares (1)	119,059	118,693	115,738

Net Income per Share – Basic	$ 2.02	$ 2.17	$ 1.90

Net Income per Share - Diluted (1)	$ 1.97	$ 2.11	$ 1.85

Securities Excluded from Weighted Average
Diluted Common Shares Because Their Effect
Would Be Antidilutive	2,542	1,321	-

(1)
Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock options, units and awards.

NOTE 21 – SEGMENT ANALYSIS:

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

The Proprietary Capital segment consists of the Company’s principal capital and private equity activities including: various direct and third party private equity and merchant banking investments (including Raymond James Capital, Inc. a captive private equity business), short-term special situation mezzanine and bridge investments, the EIF Funds, and three private equity funds sponsored by the Company: Raymond James Capital Partners, L.P., Ballast Point Ventures, L.P, and Ballast Point Ventures II, L.P.

The Other segment includes certain corporate activities of the Company.

Information concerning operations in these segments of business is as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
	(in 000’s)
Revenues:
Private Client Group	$ 1,950,292	$ 1,938,154	$ 1,679,813
Capital Markets	506,007	506,498	487,419
Asset Management	236,928	234,875	207,821
RJBank	405,304	279,572	114,692
Emerging Markets	41,269	59,083	55,263
Stock Loan/Borrow	36,843	68,685	59,947
Proprietary Capital	22,775	8,280	17,312
Other	5,514	14,432	23,311
Total Revenues (1)	$ 3,204,932	$ 3,109,579	$ 2,645,578

Income Before Provision for Income Taxes:
Private Client Group	$ 177,696	$ 219,864	$ 168,519
Capital Markets	50,169	68,966	78,221
Asset Management	58,865	60,517	48,749
RJBank	112,282	27,005	16,003
Emerging Markets	(3,260)	3,640	2,857
Stock Loan/Borrow	7,034	5,003	8,001
Proprietary Capital	7,341	3,577	8,468
Other	(23,273)	3,652	11,248
Pre-Tax Income	$ 386,854	$ 392,224	$ 342,066

(1) No individual client accounted for more than 10 percent of total revenues in fiscal year 2008, 2007 or 2006

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
	(in 000’s)
Net Interest Income (Expense):
Private Client Group	$ 92,844	$ 124,656	$ 109,116
Capital Markets	1,340	(8,566)	(8,036)
Asset Management	1,094	1,535	1,096
RJBank	215,586	84,501	40,536
Emerging Markets	2,414	2,967	2,180
Stock Loan/Borrow	10,291	9,409	12,354
Proprietary Capital	1,432	1,122	290
Other	6,833	11,704	15,775
Net Interest Income	$ 331,834	$ 227,328	$ 173,311

The following table presents the Company's total assets on a segment basis:

	September 30,	September 30,
	2008	2007
	(in 000’s)
Total Assets:
Private Client Group (1)	$ 6,861,688	$ 6,608,059
Capital Markets (2)	1,422,901	1,533,273
Asset Management	75,339	95,894
RJBank	11,356,939	6,312,966
Emerging Markets	52,786	104,238
Stock Loan/Borrow	698,926	1,302,937
Proprietary Capital	169,652	115,062
Other	93,628	181,739
Total	$ 20,731,859	$ 16,254,168

(1)      Includes $46 million of goodwill allocated pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets".
(2)      Includes $17 million of goodwill allocated pursuant to SFAS No. 142.

The Company has operations in the U.S., Canada, Europe and joint ventures in Turkey and Latin America. Substantially all long-lived assets are located in the U.S. The percentage of total assets associated with foreign activities is 5.5%.  The percentages of pre-tax income and net income associated with foreign activities are 6.4% and 6.9%, respectively. Revenues, classified by the major geographic areas in which they are earned, were as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
	(in 000’s)
Revenues:
United States	$ 2,852,634	$ 2,757,314	$ 2,322,518
Canada	254,483	249,372	222,365
Europe	60,042	52,156	52,489
Other	37,773	50,737	48,206
Total	$ 3,204,932	$ 3,109,579	$ 2,645,578

The Company has $8.7 million invested, net of a $4.1 million reserve for its Turkish joint venture interest, in emerging market joint ventures, which carry greater risk than amounts invested in developed markets.

NOTE 22 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY):

RJF is a holding company headquartered in Florida whose subsidiaries are engaged in various financial services businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. RJF’s primary activities include investments in subsidiaries and corporate investments, including cash management and private equity investments. See Notes 9 and 12 of the Notes to the Consolidated Financial Statements for information regarding RJF’s obligations, contingencies and guarantees.

The following table presents RJF’s condensed statement of financial condition:

	September 30,	September 30,
	2008	2007
	(in 000's)
Assets:
Cash and Cash Equivalents	$ 4,033	$ -
Property and Equipment, Net	10,077	10,037
Goodwill	29,538	29,538
Investments in Consolidated Subsidiaries	1,776,186	1,429,938
Intercompany Receivables	157,740	147,725
Other Assets	183,350	207,959

Total Assets	$ 2,160,924	$ 1,825,197

Liabilities And Shareholders’ Equity:
Loan Payable	$ 200,000	$ -
Trade and Other	12,393	9,186
Accrued Compensation and Benefits	64,375	56,890
Intercompany Payables	251	1,307

Total Liabilities	277,019	67,383

Shareholders' Equity	1,883,905	1,757,814

Total Liabilities and Shareholders' Equity	$ 2,160,924	$ 1,825,197

The following table presents RJF’s condensed statement of income:

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
	(in 000’s)

Revenues:
Dividends from Subsidiaries	$ 118,043	$ 104,464	$ 125,862
Interest from Subsidiaries	5,346	10,129	8,806
Interest, Other	827	545	608
Other	4,705	7,651	9,792

Total Revenues	128,921	122,789	145,068

Expenses:
Compensation and Benefits	27,421	13,075	18,444
Communications and Information Processing	4,872	4,399	3,674
Occupancy and Equipment Costs	1,471	1,509	1,309
Business Development	9,859	10,482	7,939
Interest	3,748	900	62
Other	5,800	4,309	3,900
Intercompany Allocations and Charges	(23,298)	(24,397)	(19,194)

Total Expenses	29,873	10,277	16,134

Income Before Income Tax (Benefits) Expense and
Equity in Undistributed Net Income of Subsidiaries	99,048	112,512	128,934

Income Tax (Benefits) Expense	(2,447)	525	(1,258)

Income Before Equity in Undistributed Net Income of
Subsidiaries	101,495	111,987	130,192

Equity in Undistributed Net Income of Subsidiaries	133,583	138,443	84,150

Net Income	$ 235,078	$ 250,430	$ 214,342

The following table presents RJF’s condensed statement of cash flows:

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
	(in 000’s)

Cash Flows From Operating Activities:
Net Income	$ 235,078	$ 250,430	$ 214,342
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Gain on Investments	(2,560)	(3,103)	(9,250)
Equity in Undistributed Net Income of Subsidiaries	(133,583)	(138,443)	(84,150)
Other, Net	54,681	19,744	21,644

(Increase) Decrease in Operating Assets:
Intercompany Receivables	(10,015)	93,182	(120,037)
Other	30,140	(38,126)	(4,355)

Increase (Decrease) in Operating Liabilities:
Intercompany Payables	(1,056)	1,165	(328)
Trade and Other	3,207	5,240	(1,412)
Accrued Compensation and Benefits	7,485	(6,133)	8,645

Net Cash Provided by Operating Activities	183,377	183,956	25,099

Cash Flows From Investing Activities:
Investments in Subsidiaries, Net	(284,580)	(188,093)	(25,755)
Purchases of Investments, Net	(6,964)	10,756	3,334

Net Cash Used in Investing Activities	(291,544)	(177,337)	(22,421)

Cash Flows From Financing Activities:
Proceeds from Borrowed Funds, Net	200,000	-	-
Exercise of Stock Options and Employee Stock Purchases	32,594	38,076	33,120
Purchase of Treasury Stock	(67,243)	(578)	(5,100)
Dividends on Common Stock	(53,151)	(48,488)	(37,570)

Net Cash Provided by (Used in) Financing Activities	112,200	(10,990)	(9,550)

Net Increase (Decrease) in Cash and Cash Equivalents	4,033	(4,371)	(6,872)
Cash and Cash Equivalents at Beginning of Year	-	4,371	11,243

Cash and Cash Equivalents at End of Year	$ 4,033	$ -	$ 4,371

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ 2,695	$ -	$ -
Cash (Received) Paid for Income Taxes	$ (2,447)	$ 525	$ (1,258)

QUARTERLY FINANCIAL INFORMATION
(unaudited)

2008	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in 000’s, except per share data)

Revenues	$ 829,191	$ 807,134	$ 808,748	$ 759,859
Net Revenues	685,827	691,687	742,024	693,165
Non-Interest Expenses	594,525	597,093	627,331	611,206
Income Before Income Taxes	90,757	97,818	115,118	83,161
Net Income	56,242	59,790	69,938	49,108
Net Income per Share – Basic(1)	0.48	0.51	0.60	0.42
Net Income per Share – Diluted	0.47	0.50	0.59	0.41
Dividends Declared per Share	0.11	0.11	0.11	0.11

2007	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in 000’s, except per share data)

Revenues	$ 709,629	$ 738,271	$ 822,753	$ 838,926
Net Revenues	603,900	625,719	688,660	691,636
Non-Interest Expenses	513,109	530,764	583,133	600,412
Income Before Income Taxes	93,766	92,955	109,898	95,605
Net Income	59,395	59,715	68,353	62,967
Net Income per Share – Basic	0.52	0.52	0.59	0.54
Net Income per Share – Diluted(1)	0.50	0.50	0.57	0.53
Dividends Declared per Share	0.10	0.10	0.10	0.10

(1)	Due to rounding the quarterly results do not add to the total for the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008. KPMG LLP, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the Company’s internal control over financial reporting as of September 30, 2008 (included below).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Raymond James Financial, Inc.:

We have audited Raymond James Financial, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Raymond James Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Raymond James Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2008, and our report dated November 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

November 26, 2008
Tampa, Florida
Certified Public Accountants

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of the Company’s executive officers appears in Part I, Item 1 of this form 10-K. The balance of the information required by Item 10 is incorporated herein by reference to the registrant's definitive proxy statement for the 2009 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 5, 2009.

ITEMS 11, 12, 13 AND 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant's definitive proxy statement for the 2009 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 5, 2009.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

   (a)        Financial Statements and Schedules
The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)       Exhibit Listing

Exhibit Number	Description

3(i).1	Restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State Florida on November 25, 2008, filed herewith.

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

10.6(i)*	Raymond James Financial, Inc. 2003 Employee Stock Purchase Plan incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-103280, filed February 18, 2003.

10.6(ii)*	First Amendment to Raymond James Financial, Inc. 2003 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.6(ii) filed with Current Report on Form 8-K on November 26, 2008.

Exhibit Number	Description

10.7	Form of Indemnification Agreement with Directors, incorporated by reference to Exhibit 10.18 as filed with Form 10-K on December 8, 2004.

10.8*	Amended and Restated 2005 Raymond James Financial, Inc. Restricted Stock Plan, as amended May 21, 2008, filed herewith.

10.9.1	Amended and Restated Revolving Credit Agreement for $200 million dated as of October 13, 2005, incorporated by reference to Exhibit 10.9 as filed with Form 10-K on December 14, 2005.

10.9.2	Amendment No. 1 and Waiver to Amended and Restated Revolving Credit Agreement, dated as of October 11, 2006, incorporated by reference to Exhibit 10.9.2 as filed with Form 10-K on December 14, 2006.

10.9.3	Amendment No. 2 and Waiver to Amended and Restated Revolving Credit Agreement, dated as of April 16, 2007, incorporated by reference to Exhibit 10.9.3 as filed with Form 10-Q on May 10, 2007.

10.9.4	Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated as of July 11, 2007, incorporated by reference to Exhibit 10.9.4 as filed with Form 10-Q on August 9, 2007.

10.9.5	Amendment No. 4 and Waivers to Amended and Restated Revolving Credit Agreement, dated as of October 9, 2007, incorporated by reference to Exhibit 10.9.5 as filed with Form 10-K on November 29, 2007.

10.9.6	Amendment No. 5 to Amended and Restated Revolving Credit Agreement, dated as of October 8, 2008, incorporated by reference to Exhibit 10.9.6 as filed with Form 8-K on October 22, 2008.

10.10*	Raymond James Financial, Inc. Amended Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10 as filed with Form 10-Q on February 9, 2006.

10.11*	Amended and Restated Raymond James Financial Long Term Incentive Plan, incorporated by reference to Exhibit 10.11 as filed with Form 10-K on December 14, 2006.

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

11	Computation of Earnings per Share is set forth in Note 21 of the Notes to the Consolidated Financial Statements in this Form 10-K.

14.1	Code of Ethics for Senior Financial Officers, filed herewith.

14.2	Business Ethics and Corporate Policy as amended on November 27, 2007, incorporated by reference to Exhibit 14.2 as filed with Form 10-K on November 29, 2007.

21	List of Subsidiaries, filed herewith.

23	Consent of Independent Auditors, filed herewith.

Exhibit Number	Description
31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99(i).1	Charter of the Audit Committee of the Board of Directors as revised on November 27, 2007, incorporated by reference to Exhibit 99(i).1 as filed with Form 10-K on November 29 , 2007.

99(i).2	Charter of the Corporate Governance, Nominating and Compensation Committee as revised on November 27, 2007, incorporated by reference to Exhibit 99(i).2 as filed with Form 10-K on November 29, 2007.

*	Indicates a management contract or compensatory plan or arrangement in which a director or named executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 26th day of November, 2008.

RAYMOND JAMES FINANCIAL, INC.
By /s/ THOMAS A. JAMES
Thomas A. James, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. JAMES	Chairman and Chief	November 26, 2008
Thomas A. James	Executive Officer, Director

/s/ CHET B. HELCK	President and Chief Operating Officer, Director	November 26, 2008
Chet B. Helck

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	November 26, 2008
Francis S. Godbold

/s/ JEFFREY P. JULIEN	Senior Vice President - Finance	November 26, 2008
Jeffrey P. Julien	and Chief Financial Officer

/s/ JENNIFER C. ACKART	Controller and Chief Accounting Officer	November 26, 2008
Jennifer C. Ackart

/s/ SHELLEY G. BROADER	Director	November 26, 2008
Shelley G. Broader

/s/ H. WILLIAM HABERMEYER	Director	November 26, 2008
H. William Habermeyer

/s/ PAUL C. REILLY	Director	November 26, 2008
Paul C. Reilly

/s/ ROBERT P. SALTZMAN	Director	November 26, 2008
Robert P. Saltzman

/s/ KENNETH A. SHIELDS	Director	November 26, 2008
Kenneth A. Shields

/s/ HARDWICK SIMMONS	Director	November 26, 2008
Hardwick Simmons

/s/ SUSAN N. STORY	Director	November 26, 2008
Susan N. Story