Form 10-Q
period 2008-12-31
RAYMOND JAMES FINANCIAL INC
filed 2009-02-09
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2008

or

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

122,352,787 shares of Common Stock as of February 4, 2009

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter Ended December 31, 2008

	INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Financial Condition as of December 31, 2008 and September 30, 2008 (unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2008 and December 31, 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and December 31, 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 4.	Controls and Procedures	64

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 5.	Other Information	66

Item 6.	Exhibits	66

	Signatures	67

PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31,	September 30,
	2008	2008
	(in 000’s)
Assets
Cash and Cash Equivalents	$ 480,982	$ 3,207,493
Assets Segregated Pursuant to Regulations and Other Segregated Assets	4,654,266	4,311,933
Securities Purchased under Agreements to Resell and Other Collateralized Financings	1,302,588	950,546
Financial Instruments, at Fair Value:
Trading Instruments	259,674	314,008
Available for Sale Securities	467,844	577,933
Private Equity and Other Investments	212,814	209,915
Receivables:
Brokerage Clients, Net	1,309,054	1,850,464
Stock Borrowed	557,536	675,080
Bank Loans, Net	7,676,791	7,095,227
Brokers-Dealers and Clearing Organizations	73,191	186,841
Other	358,018	344,594
Investments in Real Estate Partnerships - Held by Variable Interest Entities	264,475	239,714
Property and Equipment, Net	190,743	192,450
Deferred Income Taxes, Net	156,400	108,765
Deposits With Clearing Organizations	88,374	94,242
Goodwill	62,575	62,575
Prepaid Expenses and Other Assets	166,991	287,836

	$ 18,282,316	$ 20,709,616

Liabilities And Shareholders' Equity
Loans Payable	$ 161,278	$ 2,212,224
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	94,694	102,564
Payables:
Brokerage Clients	5,934,448	5,789,952
Stock Loaned	549,054	695,739
Bank Deposits	8,792,982	8,774,457
Brokers-Dealers and Clearing Organizations	68,229	266,272
Trade and Other	149,589	154,915
Trading Instruments Sold but Not Yet Purchased, at Fair Value	82,665	123,756
Securities Sold Under Agreements to Repurchase	60,817	122,728
Accrued Compensation, Commissions and Benefits	229,909	345,782
Income Taxes Payable	48,416	-

	16,172,081	18,588,389

Minority Interests	244,816	237,322

Shareholders' Equity:
Preferred Stock; $.10 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized 350,000,000 Shares;
Issued 125,217,461 at December 31, 2008 and 124,078,129
at September 30, 2008	1,210	1,202
Shares Exchangeable into Common Stock; 260,937
at December 31, 2008 and 273,042 at September 30, 2008	3,349	3,504
Additional Paid-In Capital	367,695	355,274
Retained Earnings	1,687,390	1,639,662
Accumulated Other Comprehensive Income	(107,173)	(33,976)
	1,952,471	1,965,666
Less: 4,103,946 and 3,825,619 Common Shares in Treasury, at Cost	(87,052)	(81,761)
	1,865,419	1,883,905

	$ 18,282,316	$ 20,709,616

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in 000’s, except per share amounts)

	Three Months Ended
	December 31,	December 31,
	2008	2007
Revenues:
Securities Commissions and Fees	$ 418,225	$ 472,605
Investment Banking	20,733	23,855
Investment Advisory Fees	44,435	56,605
Interest	143,612	212,950
Net Trading Profits	9,175	1,102
Financial Service Fees	33,135	32,975
Other	26,518	29,099
Total Revenues	695,833	829,191

Interest Expense	31,891	143,364
Net Revenues	663,942	685,827

Non-Interest Expenses:
Compensation, Commissions and Benefits	419,254	470,604
Communications and Information Processing	35,223	31,011
Occupancy and Equipment Costs	26,435	21,397
Clearance and Floor Brokerage	8,588	8,586
Business Development	24,724	23,859
Investment Advisory Fees	9,722	12,930
Bank Loan Loss Provision	24,870	12,820
Other	18,469	13,318
Total Non-Interest Expenses	567,285	594,525

Minority Interest in (Losses) Earnings of Subsidiaries	(5,007)	545

Income Before Provision for Income Taxes	101,664	90,757

Provision for Income Taxes	40,571	34,515

Net Income	$ 61,093	$ 56,242

Net Income per Share-Basic	$ 0.52	$ 0.48
Net Income per Share-Diluted	$ 0.52	$ 0.47
Weighted Average Common Shares
Outstanding-Basic	116,575	116,881
Weighted Average Common and Common
Equivalent Shares Outstanding-Diluted	118,087	120,241

Dividends Paid per Common Share	$ 0.11	$ 0.11

Net Income	$ 61,093	$ 56,242
Other Comprehensive Income:
Change in Unrealized Loss on Available
for Sale Securities, Net of Tax	(53,387)	(2,893)
Change in Currency Translations	(19,810)	2,066
Total Comprehensive (Loss) Income	$ (12,104)	$ 55,415

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued on next page)

	Three Months Ended
	December 31,	December 31,
	2008	2007
Cash Flows From Operating Activities:
Net Income	$ 61,093	$ 56,242
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	8,345	6,993
Excess Tax Benefits from Stock-Based Payment Arrangements	(3,754)	(360)
Deferred Income Taxes	(16,423)	(1,808)
Premium and Discount Amortization on Available for Sale Securities
and Unrealized/Realized Gain on Other Investments	(1,192)	(2,128)
Other-than-Temporary Impairment on Available for Sale Securities	571	-
Impairment of and Loss on Sale of Property and Equipment	6,197	19
Gain on Sale of Loans Available for Sale	(49)	(97)
Provision for Loan Loss, Legal Proceedings, Bad Debts and Other Accruals	30,153	14,077
Stock-Based Compensation Expense	2,769	12,504
Loss on Company-Owned Life Insurance	13,505	876

(Increase) Decrease in Operating Assets:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	(342,333)	(413,202)
Receivables:
Brokerage Clients, Net	539,995	(115,516)
Stock Borrowed	117,544	342,730
Brokers-Dealers and Clearing Organizations	113,650	21,118
Other	(16,320)	3,243
Securities Purchased Under Agreements to Resell and Other Collateralized
Financings, Net of Securities Sold Under Agreements to Repurchase	(68,953)	152,359
Trading Instruments, Net	13,243	(119,022)
Proceeds from Sale of Loans Available for Sale	3,540	9,640
Origination of Loans Available for Sale	(3,217)	(10,545)
Prepaid Expenses and Other Assets	95,798	(26,954)
Minority Interest	(5,007)	545

Increase (Decrease) in Operating Liabilities:
Payables:
Brokerage Clients	144,496	497,638
Stock Loaned	(146,685)	(341,034)
Brokers-Dealers and Clearing Organizations	(198,043)	55,166
Trade and Other	(13,989)	18,560
Accrued Compensation, Commissions and Benefits	(115,086)	(107,245)
Income Taxes Payable	52,171	22,811

Net Cash Provided by Operating Activities	272,019	76,610

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued)

	Three Months Ended
	December 31,	December 31,
	2008	2007

Cash Flows from Investing Activities:
Additions to Property and Equipment, Net	(15,138)	(8,329)
Bank Loan Originations and Purchases	(1,196,108)	(1,798,220)
Bank Loan Repayments and Increase in Unearned Fees, net	571,148	596,411
Purchases of Private Equity and Other Investments, Net	(1,703)	(464)
Investments in Company-Owned Life Insurance	(8,836)	(47,818)
Investments in Real Estate Partnerships-Held by Variable Interest Entities	(24,761)	(5,199)
Repayments of Loans by Investor Members of Variable Interest Entities Related
to Investments in Real Estate Partnerships	783	1,797
Securities Purchased Under Agreements to Resell, Net	(345,000)	600,000
Purchases of Available for Sale Securities	-	(23,754)
Available for Sale Securities Maturations and Repayments	24,907	20,125

Net Cash Used in Investing Activities	(994,708)	(665,451)

Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, Net	-	1,509
Repayments of Borrowings, Net	(2,050,946)	(668)
Proceeds from Borrowed Funds Related to Company-Owned Life Insurance	38,120	-
Proceeds from Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	1,260	1,435
Repayments of Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	(9,130)	(9,378)
Proceeds from Capital Contributed to Variable Interest Entities
Related to Investments in Real Estate Partnerships	10,685	11,716
Minority Interest	1,816	6,179
Exercise of Stock Options and Employee Stock Purchases	4,135	7,107
Increase in Bank Deposits	18,525	623,603
Purchase of Treasury Stock	(4,462)	(6,854)
Dividends on Common Stock	(13,365)	(13,357)
Excess Tax Benefits from Stock-Based Payment Arrangements	3,754	360

Net Cash (Used in) Provided by Financing Activities	(1,999,608)	621,652

Currency Adjustment:
Effect of Exchange Rate Changes on Cash	(4,214)	2,066
Net (Decrease) Increase in Cash and Cash Equivalents	(2,726,511)	34,877
Cash and Cash Equivalents at Beginning of Year	3,207,493	644,943

Cash and Cash Equivalents at End of Period	$ 480,982	$ 679,820

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ 33,601	$ 144,769
Cash Paid for Income Taxes	$ 1,197	$ 14,147

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2008

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Raymond James Financial, Inc. (“RJF”) and its consolidated subsidiaries that are generally controlled through a majority voting interest.  RJF is a holding company headquartered in Florida whose subsidiaries are engaged in various financial service businesses; as used herein, the term “the Company” refers to RJF and/or one or more of its subsidiaries.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company also consolidates any variable interest entities (“VIEs”) for which it is the primary beneficiary. Additional information is provided in Note 7 below. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted.  These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.  To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates.

Certain revisions and reclassifications have been made to the unaudited condensed consolidated financial statements of the prior period to conform to the current period presentation. For the three months ended December 31, 2008, the Company reclassified cash collateral related to interest rate swap contracts in accordance with FASB Staff Position (“FSP”) FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN No. 39-1”). See Note 2 below for further discussion of the Company’s adoption of this accounting pronouncement. The Condensed Consolidated Statements of Financial Condition were adjusted for the period ended September 30, 2008, which resulted in reclassifications between Brokers-Dealers and Clearing Organizations Receivables and Payables, Trading Instruments, and Trading Instruments Sold but Not Yet Purchased, netting to a $22.2 million adjustment between total assets and total liabilities. This reclassification had an immaterial impact on the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2007. In the quarter ended December 31, 2008, a new intersegment component to the Company’s segment reporting was added to reflect total gross revenues by segment with the elimination of intersegment transactions in this new segment. In addition, the methodology for allocating the Company’s corporate bonus pool expense to individual segments was changed. Reclassifications have been made in the segment disclosure for the three months ended December 31, 2007 to conform to this presentation. Additional information is provided in Note 18 below. In the quarter ended December 31, 2008, the Condensed Consolidated Statements of Financial Condition were adjusted to reflect the reclassification of certain other investments from Prepaid Expenses and Other Assets to Other Investments. This reclassification included the Company’s private equity investments and other miscellaneous investments recorded at fair value and totaled $157.2 million at September 30, 2008. The Condensed Consolidated Statements of Cash Flows for the three months ended, December 31, 2007 were adjusted for this reclassification, which resulted in a net increase of $300,000 in cash flows provided by operating activities with the offset to cash flows used in investing activities. In addition, for the three months ended, December 31, 2007 the Condensed Consolidated Statements of Cash Flows were adjusted for a $47.8 million reclassification of investments in company-owned life insurance from an operating activity to an investing activity.

The Company’s quarters end on the last day of each calendar quarter.

NOTE 2 – EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Company adopted SFAS 157 on October 1, 2008. See Note 3 below for the additional disclosure requirements of this pronouncement and for information regarding the impact the adoption of SFAS 157 had on the financial position and operating results of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities on an instrument by instrument basis. SFAS 159 is applicable only to certain financial instruments and was effective for the Company on October 1, 2008. The Company elected not to adopt the fair value option for any other financial assets and liabilities as permitted by SFAS 159. See Note 3 below for further discussion of the impact the provisions of this pronouncement had on the Company’s consolidated financial statements.

In April 2007, the FASB issued FSP FIN No. 39-1. FSP FIN No. 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. FSP FIN No. 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation was adopted by the Company on October 1, 2008. See Note 10 below for information regarding the impact the adoption of FSP FIN No. 39-1 had on the Company’s consolidated financial statements.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted FSP SFAS No 157-3 on October 1, 2008.  See Note 3 below for information regarding the impact the adoption of this interpretation had on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies to expand its disclosures regarding derivative instruments and hedging activities to include how and why an entity is using a derivative instrument or hedging activity, an explanation of its accounting under SFAS 133, and how this instrument affects the entity’s financial position and performance as well as cash flows. SFAS 161 also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (quarter ending March 31, 2009 for the Company) with early adoption permitted. Although the Company will have to comply with additional disclosure requirements, it does not expect the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

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

In December 2008, the FASB issued FSP SFAS No. 140-4 and FIN 46R-8, “Disclosures about Transfers of Financial Assets and Interest in Variable Interest Entities”. FSP SFAS No. 140-4 and FIN 46R-7 require companies to provide additional disclosures about transfers of financial assets and their involvement with VIEs in addition to certain disclosures which apply to companies acting as the transferor, sponsor, servicer, primary beneficiary, or qualifying special purpose entity. These disclosures are intended to provide greater transparency to financial statement users regarding a company’s involvement with transferred financial assets and VIEs. The Company adopted this interpretation on October 1, 2008. See Note 7 below for the required disclosures under FSP SFAS No. 140-4 and FIN 46R-7.

In January 2009, the FASB issued FSP EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No.99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interest That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. In addition, this interpretation retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. The Company adopted this interpretation on October 1, 2008. See Note 5 below for the impact the adoption of FSP EITF No. 99-20-1 had on the Company’s consolidated financial statements.

NOTE 3 - FAIR VALUE:

The Company adopted SFAS 157 and FSP SFAS 157-3 on October 1, 2008. The adoption of these pronouncements did not have any impact on the financial position or operating results of the Company. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments and assets and liabilities recognized at fair value in the financial statements on a recurring basis in accordance with SFAS 157. FSP SFAS No. 157-2 delays the effective date of SFAS 157 (until October 1, 2009 for the Company) for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis. As such, the Company has not applied SFAS 157 to the impairment tests or assessments under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”), real estate owned and nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes the following three levels used to classify fair value measurements:

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2— Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The availability of observable inputs can vary from instrument to instrument and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with SFAS 157, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, the Company’s definition of actively traded was based on average daily volume and other market trading statistics. The Company considered the market for other types of financial instruments, including certain non-U.S. agency government securities and certain collateralized debt obligations, to be inactive as of December 31, 2008. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

Cash Equivalents

Cash equivalents consist of investments in money market mutual funds. Such instruments are classified within Level 1 of the fair value hierarchy.

Trading Instruments and Trading Instruments Sold but Not Yet Purchased

Trading Securities

Trading securities are comprised primarily of the financial instruments held by the Company's broker-dealer subsidiaries (see Note 4 to the Condensed Consolidated Financial Statements for more information). When available, the Company uses quoted prices in active markets to determine the fair value of securities. Such instruments are classified within Level 1 of the fair value hierarchy. Examples include exchange traded equity securities and liquid government debt securities.

When instruments are traded in secondary markets and quoted market prices do not exist for such securities, the Company employs valuation techniques, including matrix pricing  to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal repayments, and default probabilities. Instruments valued using these inputs are typically classified within Level 2 of the fair value hierarchy. Examples include certain municipal debt securities, corporate debt securities, agency mortgage backed securities, and restricted equity securities in public companies. Management utilizes prices from independent services to corroborate its estimate of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price, or use other methods including broker-dealer price quotations.

Positions in illiquid securities that do not have readily determinable fair values require significant management judgment or estimation. For these securities the Company uses pricing models, discounted cash flow methodologies, or similar techniques. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. Examples include certain municipal debt securities, certain mortgage backed securities and equity securities in private companies. For certain collateralized mortgage obligations (“CMOs”), where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, securities are currently classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable should markets for these securities become more active in the future.

Derivative Contracts

The Company enters into interest rate swaps and futures contracts as part of its fixed income business to facilitate customer transactions and to hedge a portion of the Company’s trading inventory. In addition, to mitigate interest rate risk should there be a significantly rising rate environment, Raymond James Bank (“RJBank”) purchases interest rate caps. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for more information. Fair values for derivative contracts are obtained from counterparties, pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value and yield curve or other volatility factors underlying the positions. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivative contracts are typically classified within Level 2 of the fair value hierarchy.

Available for Sale Securities

Available for sale securities are comprised primarily of CMOs and other mortgage related debt securities. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses, net of deferred taxes, reported in shareholders' equity as a component of accumulated other comprehensive income. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information. The fair value of available for sale securities is determined by obtaining third party bid quotations based upon observable data including benchmark yields, reported trades, other broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, other bids,offers, new issue data, monthly payment information, collateral performance, and reference data including market research publications.  Changes to fair value are recognized in Other Comprehensive Income. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

If these sources are not available, are deemed unreliable, or when an active market does not exist, then the fair value is estimated using  pricing models or discounted cash flow analyses, using observable market data where available as well as unobservable inputs provided by management. Securities valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Private Equity Investments

Private equity investments, held primarily by the Company’s Proprietary Capital segment, consist of various direct and third party private equity and merchant banking investments. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. Direct private equity investments are valued initially at transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued based on the financial statements of the partnerships which generally use similar methodologies. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Other Investments

Other investments consist predominantly of Canadian government bonds. The fair value of these bonds is estimated using recent external market transactions. Such bonds are classified within Level 2 of the fair value hierarchy as the external market transactions used are less frequent than those in active markets.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are presented below:

				FIN 39
December 31, 2008 (in 000’s)	Level 1	Level 2	Level 3	Netting (1)	Total

Assets:
Cash Equivalents	$ 39,503	$ -	$ -	$ -	$ 39,503
Trading Instruments:
Provincial and Municipal
Obligations	46	29,111	8,028	-	37,185
Corporate Obligations	1,277	15,529	18,071	-	34,877
Government Obligations	14,790	1,924	-	-	16,714
Agencies	-	45,572	489	-	46,061
Total Debt Securities	16,113	92,136	26,588		134,837
Derivative Contracts	-	317,896	-	(213,609)	104,287
Equity Securities	19,670	64	-	-	19,734
Other Securities	816	-	-	-	816
Total Trading Instruments	36,599	410,096	26,588	(213,609)	259,674

Available for Sale Securities:
Agency Mortgage Backed Securities
and Collateralized Mortgage
Obligations	-	244,006	-	-	244,006
Non-Agency Collateralized
Mortgage Obligations	-	216,398	7,434	-	223,832
Other Securities	6	-	-	-	6
Total Available for Sale Securities	6	460,404	7,434	-	467,844

Private Equity and Other Investments:
Private Equity Investments	-	-	157,176	-	157,176
Other Investments	2,166	52,758	714	-	55,638
Total Private Equity and Other
Investments	2,166	52,758	157,890	-	212,814

Other Assets	-	89	-	-	89
Total	$ 78,274	$ 923,347	$ 191,912	$ (213,609)	$ 979,924

Liabilities:
Trading Instruments Sold but
Not Yet Purchased:
Provincial and Municipal
Obligations	$ -	$ 720	$ -	$ -	$ 720
Corporate Obligations	1,465	4,694	-	-	6,159
Government Obligations	998	-	-	-	998
Agencies	645	-	-	-	645
Total Debt Securities	3,108	5,414	-	-	8,522
Derivative Contracts	-	292,916	-	(230,451)	62,465
Equity Securities	11,678	-	-	-	11,678
Total Trading Instruments Sold
but Not Yet Purchased	14,786	298,330	-	(230,451)	82,665

Other Liabilities	-	-	267	-	267
Total	$ 14,786	$ 298,330	$ 267	$ (230,451)	$ 82,932

(1) As permitted under FIN 39, the Company has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

Level 3 Items Measured at Fair Value on a Recurring Basis

Assets and liabilities are considered Level 3 instruments when their value is determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 instruments also include those for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2008, 5.4% and 0.5% of the Company’s total assets and total liabilities, respectively, represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2008 represented 1.3% of the Company’s total assets.

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended December 31, 2008:

							Change in
							Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs						Gains/
			Total				(Losses)
			Unrealized				Related to
		Total Realized	Gains/(Losses)	Purchases,			Financial
		/Unrealized	Included in	Issuances,	Transfers		Instruments
	Fair Value,	Gains/(Losses)	Other	and	In and/	Fair Value,	Held at
Three Months Ended	September 30,	Included in	Comprehensive	Settlements,	or Out of	December 31,	December 31,
December 31, 2008 (in 000’s)	2008	Earnings	Income	Net	Level 3	2008	2008

Assets:
Trading Instruments:
Provincial and Municipal
Obligations	$ 7,107	$ (350)	$ -	$ 1,271	$ -	$ 8,028	$ (350)
Corporate Obligations	18,716	(1,030)	-	385	-	18,071	(1,033)
Agencies	489	1	-	(1)	-	489	-

Available for Sale Securities:
Non-Agency Collateralized
Mortgage Obligations	8,710	(571)	(648)	(57)	-	7,434	(571)

Private Equity and Other
Investments:
Private Equity Investments	153,282	(330)	-	4,224	-	157,176	(247)
Other Investments	844	33	-	(163)	-	714	(130)

Liabilities:
Other Liabilities	$ (178)	$ (89)	$ -	$ -	$ -	$ (267)	$ (89)

Gains and losses (realized and unrealized) included in earnings for the three months ended December 31, 2008 are reported in net trading profits and other revenues in the Company’s statements of income as follows:

	Net Trading	Other
Three Months Ended December 31, 2008 (in 000’s)	Profits	Revenues

Total gains or losses included in earnings	$ (1,379)	$ (957)

Change in unrealized gains or losses relating to assets
still held at reporting date	$ (1,383)	$ (1,037)

Nonrecurring Fair Value Measurements

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when there is evidence of impairment. These instruments are measured at fair value on a nonrecurring basis and include certain loans that have been deemed impaired.

When a loan held for investment is deemed impaired, a creditor measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the fair value of the loan or on the fair value of the underlying collateral if the loan is collateral supported. As of December 31, 2008, loans deemed to be impaired based on a fair value measurement totaled $7.9 million with the portion deemed to be impaired included in the allowance for loan losses.

The following table presents financial instruments by level within the fair value hierarchy at December 31, 2008, for which a nonrecurring change in fair value was recorded during the three months ended December 31, 2008.

	Fair Value Measurements				Total Gains/
(in 000’s)	Level 1	Level 2	Level 3	Total	(Losses)

Assets:
Loans	$ -	$ -	$ 7,864	$ 7,864	$ -

Fair Value Option

Effective October 1, 2008, the Company adopted SFAS 159. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities on an instrument by instrument basis. The Company elected not to adopt the fair value option for any other financial assets and liabilities as permitted by SFAS 159.

NOTE 4 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:
	December 31, 2008		September 30, 2008
		Instruments		Instruments
		Sold but		Sold but
	Trading	Not Yet	Trading	Not Yet
	Instruments	Purchased	Instruments	Purchased
	(in 000's)

Provincial and Municipal Obligations	$ 37,185	$ 720	$ 101,748	$ 79
Corporate Obligations	34,877	6,159	43,738	-
Government Obligations	16,714	998	28,896	82,062
Agencies	46,061	645	60,950	25
Total Debt Securities	134,837	8,522	235,332	82,166

Derivative Contracts	104,287	62,465	35,315	19,302
Equity Securities	19,734	11,678	42,391	22,288
Other Securities	816	-	970
Total	$ 259,674	$ 82,665	$ 314,008	$ 123,756

Mortgage backed securities of $53.9 million and $70.1 million at December 31, 2008 and September 30, 2008, respectively, are included in Corporate Obligations and Agencies in the table above. Mortgage backed securities sold but not yet purchased were $600,000 at December 31, 2008. There were no material mortgage backed securities sold but not yet purchased at September 30, 2008. These are included in Agencies in the table above. Auction rate securities totaling $6.0 million and $16.8 million at December 31, 2008 and September 30, 2008, respectively, are included in Municipal Obligations and Equity Securities in the table above. At both December 31, 2008 and September 30, 2008 these securities were carried at par, which is management’s estimate of fair value. The Company believes most of the remainder of these securities will be redeemed at par, within a reasonable time period, by virtue of call provisions, as issuers refinance their bonds to reduce the higher levels of debt service resulting from recent failed auctions. There were no auction rate securities in Trading Instruments Sold but Not Yet Purchased as of December 31, 2008 or as of September 30, 2008.

See Note 3 above for information regarding the fair value of Trading Instruments and Trading Instruments Sold but Not Yet Purchased.

NOTE 5 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of CMOs and other mortgage-related debt securities owned by RJBank, and certain equity securities owned by the Company's non-broker-dealer subsidiaries. There were no proceeds from the sale of available for sale securities for the three months ended December 31, 2008 and 2007.

The amortized cost and fair values of securities available for sale at December 31, 2008 and September 30, 2008 are as follows:

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Agency Mortgage Backed Securities and Collateralized Mortgage
Obligations	$ 249,347	$ 70	$ (5,411)	$ 244,006
Non-Agency Collateralized Mortgage Obligations	392,030	-	(168,198)	223,832

Total RJBank Available for Sale Securities	641,377	70	(173,609)	467,838

Other Securities	3	3	-	6

Total Available for Sale Securities	$ 641,380	$ 73	$(173,609)	$ 467,844

	September 30, 2008
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Agency Mortgage Backed Securities and Collateralized Mortgage
Obligations	$ 262,823	$ 82	$ (3,907)	$ 258,998
Non-Agency Collateralized Mortgage Obligations	404,044	-	(85,116)	318,928

Total RJBank Available for Sale Securities	666,867	82	(89,023)	577,926

Other Securities	3	4	-	7

Total Available for Sale Securities	$ 666,870	$ 86	$ (89,023)	$ 577,933

See Note 3 above for additional information regarding the fair value of available for sale securities.

The following table shows RJBank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in 000’s)
Agency Mortgage Backed Securities and
Collateralized Mortgage Obligations	$126,360	$ (2,572)	$110,678	$ (2,839)	$237,038	$ (5,411)

Non-Agency Collateralized Mortgage
Obligations	121,093	(79,811)	101,713	(88,387)	222,806	(168,198)

Total Temporarily Impaired Securities	$247,453	$ (82,383)	$212,391	$ (91,226)	$459,844	$(173,609)

The reference point for determining when securities are in a loss position is quarter end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency Mortgage Backed Securities and Collateralized Mortgage Obligations

The Federal National Mortgage Association or Federal Home Loan Mortgage Corporation, both of which were placed under the conservatorship of the U.S. Government on September 7, 2008, guarantees the contractual cash flows of the agency mortgage backed securities. At December 31, 2008, of the 100 U.S. government-sponsored enterprise mortgage backed securities in a continuous unrealized loss position, 51 were in a continuous unrealized loss position for less than 12 months and 49 for 12 months or more. The unrealized losses at December 31, 2008 were primarily due to the continued illiquidity and uncertainty in the markets. The Company does not consider these securities other than temporarily impaired due to the guarantee provided by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as to the full payment of principal and interest.

Non-Agency Collateralized Mortgage Obligations

As of December 31, 2008 and including subsequent ratings changes, $133.8 million of the non-agency collateralized mortgage obligations were rated AAA by two rating agencies and $90.0 million were rated less than AAA by at least one rating agency. Of the 28 non-agency collateralized mortgage obligations in a continuous unrealized loss position, 11 were in a continuous unrealized loss position for less than 12 months and 17 for 12 months or more.  All of the non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans.  These securities were purchased based on the underlying loan characteristics such as loan to value (“LTV”) ratio, credit scores, property type, location and the current level of credit enhancement. Current characteristics of each security owned such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage are reviewed monthly by management. When the level of credit loss coverage for an individual security deteriorates below a specified level, management expands its analysis of the security to include detailed cash flow projections based upon loan level credit characteristics and prepayment assumptions.  The resulting cash flows are reviewed to determine whether the company will receive all of the originally scheduled cash flows. The resulting projected credit losses are compared to the current level of credit enhancement to determine whether the security is expected to experience losses during any future period and therefore become other-than-temporarily impaired.

The Company has reviewed these securities in accordance with its accounting policy for other-than-temporary impairment, which is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report of Form 10-K for the year ended September 30, 2008. In applying FSP EITF 99-20-1, which amended EITF 99-20, the Company estimated future cash flows for each security based upon its best estimate of future delinquencies, loss severity and prepayments to determine the probability of future losses resulting in other-than-temporary impairment. Since the decline in fair value of the securities presented in the table above is not attributable to credit quality but to a significant widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the markets, and because the Company has the ability and intent to hold these investments until a fair value recovery or maturity, it does not consider these securities to be other-than-temporarily impaired as of December 31, 2008. It is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity. In prior periods the Company determined that two securities in the portfolio were other-than-temporarily impaired. The Company recognized an additional loss of $571,000 on these two securities due to additional fair value declines in the three months ended December 31, 2008. No securities were identified as other-than-temporarily impaired during the three months ended December 31, 2007.

NOTE 6 – BANK LOANS, NET:

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

	December 31,		September 30,
	2008		2008
	Balance	%	Balance	%
	($ in 000’s)

Commercial Loans	$ 727,459	9%	$ 725,997	10%
Real Estate Construction Loans	382,806	5%	346,691	5%
Commercial Real Estate Loans (1)	3,861,062	50%	3,528,732	49%
Residential Mortgage Loans	2,841,190	36%	2,599,567	36%
Consumer Loans	15,014	-	23,778	-

Total Loans	7,827,531	100%	7,224,765	100%

Net Unearned Income and Deferred Expenses (2)	(44,600)		(41,383)
Allowance for Loan Losses	(106,140)		(88,155)

	(150,740)		(129,538)

Loans, Net	$ 7,676,791		$ 7,095,227

(1)
Loans wholly or partially secured by real estate. Of this amount, $612.8 million and $546.7 million is wholly or substantially secured by lien(s) on real estate as of December 31, 2008 and September 30, 2008, respectively. The remainder is partially secured by real estate, the majority of which are also secured by other assets of the borrower, and includes loans to certain real estate investment trusts.

(2)	Includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At December 31, 2008 and September 30, 2008, RJBank had $50 million and $1.7 billion, respectively, in Federal Home Loan Bank of Atlanta (“FHLB”) advances secured by a blanket lien on RJBank's residential mortgage loan portfolio. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the FHLB advances.

At December 31, 2008 and September 30, 2008, RJBank had $249,000 and $524,000 in loans available for sale, respectively. RJBank's gain from the sale of originated residential loans available for sale was $49,000 and $97,000 for the three months ended December 31, 2008 and 2007, respectively.

Certain officers, directors, and affiliates, and their related entities were indebted to RJBank for $1.9 million at December 31, 2008 and September 30, 2008, respectively. All such loans were made in the ordinary course of business.

Loan interest and fee income for the three months ended December 31, 2008 and 2007 was $99.6 million and $84.3 million, respectively.

The following table shows the contractual maturities of RJBank’s loan portfolio at December 31, 2008, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table:

	Due in
	1 Year or Less	1 Year – 5 Years	>5 Years	Total
	(in 000’s)

Commercial Loans	$ 2,602	$ 465,861	$ 258,996	$ 727,459
Real Estate Construction Loans	97,394	269,286	16,126	382,806
Commercial Real Estate Loans (1)	184,336	3,026,496	650,230	3,861,062
Residential Mortgage Loans	692	7,181	2,833,317	2,841,190
Consumer Loans	13,933	1,081	-	15,014

Total Loans	$ 298,957	$3,769,905	$ 3,758,669	$ 7,827,531

(1)
Loans wholly or partially secured by real estate. Of this amount, $612.8 million is wholly or substantially secured by lien(s) on real estate as of December 31, 2008. The remainder is partially secured by real estate, the majority of which are also secured by other assets of the borrower, and includes loans to certain real estate investment trusts.

RJBank classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets:

	December 31,	September 30,
	2008	2008
	($ in 000’s)

Nonaccrual Loans	$ 57,189	$ 52,033
Accruing Loans Which are 90 Days or more
Past Due	6,734	6,131

Total Nonperforming Loans	63,923	58,164

Real Estate Owned and Other
Repossessed Assets, Net	12,827	4,144

Total Nonperforming Assets, Net	$ 76,750	$ 62,308

Total Nonperforming Assets as a % of
Total Loans, Net and Other Real Estate Owned, Net	1.00%	0.88%

The gross interest income related to non-performing loans, which would have been recorded had these loans been current in accordance with their original terms totaled $1.3 million for the quarter ended December 31, 2008 or $2.5 million since origination. The interest income recognized on nonaccrual loans for the quarter ended December 31, 2008 was $32,000. As of December 31, 2008, there were five loans which RJBank considers to be impaired in the corporate loan portfolio totaling $37.6 million included in nonaccrual loans. In addition, there were two loans which RJBank considers to be impaired in the residential loan portfolio for which $474,000 is included in nonaccrual loans. The Company has established reserves totaling $7.5 million against these seven loans. The average balance of the impaired loans was $36.6 million for the three months ended December 31, 2008. RJBank considers a loan to be impaired when it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan agreement. Of the $3.1 million in charge-offs related to corporate loans during the quarter ended December 31, 2008, $1.6 million is related to these impaired loans and $1.5 related to a loan secured by property that was subsequently foreclosed and carried in other real estate owned. As of December 31, 2008, four of these impaired loans totaling $14.9 million were classified as a troubled debt restructuring. At the time of this restructuring, RJBank increased its commitment to one of the borrowers by $894,000. As of December 31, 2008 RJBank had commitments to lend an additional $1.6 million to borrowers whose existing loans were classified as troubled debt restructurings.

Changes in the allowance for loan losses at RJBank were as follows:

	Three Months Ended
	December 31,	December 31,
	2008	2007
	($ in 000’s)

Allowance for Loan Losses,
Beginning of Period	$ 88,155	$ 47,022
Provision For Loan Losses	24,870	12,820
Charge-Offs:
Commercial Real Estate Loans	(3,141)	(372)
Residential Mortgage Loans	(3,744)	(214)

Total Charge-Offs	(6,885)	(586)

Total Recoveries	-	-

Net Charge-Offs	(6,885)	(586)

Allowance for Loan Losses,
End of Period	$ 106,140	$ 59,256

Net Charge-Offs to Average Bank
Loans, Net Outstanding	0.09%	0.01%

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

Additionally, every residential and consumer loan over 60 days past due is reviewed by RJBank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points.  RJBank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential or consumer loan over 60 days past due.  Generally, loans are charged off when determined by management to be uncollectible.  For commercial loans management evaluates all sources of repayment, including the estimated liquidation value of collateral pledged, to determine an amount to be charged off.  Commercial real estate and real estate construction loans are charged off to adjusted collateral value based upon current appraisals reduced by anticipated selling costs.  Residential loans and consumer loans secured by real estate are charged-off to updated collateral valuations adjusted for anticipated selling expenses.

In addition to the allowance for loan losses shown net of Bank Loans, Net, RJBank had reserves for unfunded lending commitments included in Trade and Other Payables of $8.3 million and $9.2. million at December 31, 2008 and September 30, 2008, respectively.

RJBank’s net interest income after provision for loan losses for the quarter ended December 31, 2008 and 2007 was $69.6 million and $22.4 million, respectively.

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

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only; payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At December 31, 2008 and September 30, 2008, these loans totaled $2.0 billion. These loans are underwritten based on a variety of factors including the borrower’s credit history, debt to income ratio, employment, the loan-to-value (“LTV”) ratio, and the borrower’s disposable income and cash reserves. In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors. Loans with aggregate balances totaling $237.3 million at December 31, 2008 were scheduled to re-price within the next six months. A large percentage of these loans were projected to adjust to a lower payment than the current payment, and this percentage is likely to increase in a falling rate environment.

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

High LTV loans include all mortgage loans where the LTV is greater than or equal to 90% and the borrower has not provided other credit support or purchased private mortgage insurance (“PMI”). At December 31, 2008 and September 30, 2008, RJBank held $461,000 and $472,000, respectively, in total outstanding balances for these loans.

NOTE 7 - VARIABLE INTEREST ENTITIES (“VIEs”):

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

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. Given the EIF Funds’ purpose and design, the Company is deemed to be the entity/person most closely associated with these VIEs. As a result, the Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $19.1 million at December 31, 2008. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. At December 31, 2008 that exposure is approximately $3.4 million.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 53 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in limited partnerships which purchase and develop low income housing properties qualifying for tax credits. As of December 31, 2008, 51 of these tax credit housing funds are VIEs as defined by FIN 46R, and RJTCF’s interest in these tax credit housing funds which are VIEs range from .01% to 99%. The Company’s determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of all relevant facts and circumstances, including: (1) the existence of a principal-agency relationship between investor member(s) and managing member, (2) the relationship and significance of the activities of the VIE to each member, (3) each member’s exposure to the expected losses of the VIE, and (4) the design of the VIE. In the design of tax credit fund VIEs, the overriding premise is that the investor members invest solely for tax attributes associated with the portfolio of low income housing properties held by the VIE, while the managing member, RJTCF, is responsible for overseeing the operations of the VIE. In instances where there is a single investor member that holds 50% or more of the total investor member tax attributes, the managing member, RJTCF, is not deemed to be the primary beneficiary of such VIEs given that one investor member has the majority of the exposure to the expected losses of the VIE. Conversely, for those tax credit fund VIEs where there is not one single investor member holding a 50% or more interest in the tax attributes, then the managing member, RJTCF, is deemed to be the primary beneficiary of such tax credit fund VIEs.

RJTCF has concluded that it is the primary beneficiary in approximately one-fifth of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $272 million at December 31, 2008. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at December 31, 2008, that exposure is approximately $30.2 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at December 31, 2008, that exposure is approximately $7.5 million.

The two remaining tax credit housing funds that have been determined not to be VIEs are wholly owned by RJTCF and are included in the Company’s consolidated financial statements. At December 31, 2008, only one of these funds had any material activity. These funds typically hold interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the fund is sold to third-parties. These funds had assets of approximately $0.4 million at December 31, 2008, which is also the Company’s exposure to losses as of December 31, 2008.

See Note 12 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s commitments related to RJTCF.

As of December 31, 2008, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. Given that the Company is not entitled to receive the majority of any residual returns and does not have the ability to significantly influence the financial results of these partnerships, the Company is not the primary beneficiary of these VIEs and accordingly does not consolidate these partnerships. These partnerships have assets of approximately $12 million at December 31, 2008. The carrying value of the Company's investment in these partnerships is not material at December 31, 2008.

One of the Company’s restricted stock plans is associated with a trust fund which was established through the Company’s wholly owned Canadian subsidiary. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. Given this trust fund’s purpose and design, the Company, through its Canadian subsidiary, is deemed to be the entity/person most closely associated with this VIE. As a result, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $12.6 million at December 31, 2008. None of those assets are specifically pledged as collateral for any obligations of the trust fund. The Company's exposure to loss is limited to its contributions to the trust fund and at December 31, 2008, that exposure is approximately $12.6 million.

NOTE 8 - BANK DEPOSITS:

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits at December 31, 2008 and September 30, 2008:

	December 31, 2008		September 30, 2008
		Weighted		Weighted
		Average		Average
	Balance	Rate (1)	Balance	Rate (1)
	($ in 000's)

Bank Deposits:
NOW Accounts	$ 4,857	0.01%	$ 3,402	0.30%
Demand Deposits (Non-Interest Bearing)	2,597	-	2,727	-
Savings and Money Market Accounts	8,559,798	0.01%	8,520,121	1.58%
Certificates of Deposit	225,730	4.10%	248,207	4.12%
Total Bank Deposits	$8,792,982	0.12%	$8,774,457	1.65%

(1) Weighted average rate calculation is based on the actual deposit balances at December 31, 2008 and September 30, 2008, respectively.

RJBank had deposits from RJF executive officers and directors of $650,000 and $401,000 at December 31, 2008 and September 30, 2008, respectively.

Scheduled maturities of certificates of deposit and brokered certificates of deposit at December 31, 2008 and September 30, 2008 were as follows:

	December 31, 2008		September 30, 2008
	Denominations		Denominations
	Greater than	Denominations	Greater than	Denominations
	or Equal	Less than	or Equal	Less than
	to $100,000	$100,000	to $100,000	$100,000
	(in 000's)

Three Months or Less	$ 13,652	$ 29,784	$ 12,068	$ 25,820
Over Three Through Six Months	5,604	20,344	12,971	27,996
Over Six Through Twelve Months	12,035	32,827	12,336	38,783
Over One Through Two Years	13,044	35,703	14,592	39,672
Over Two Through Three Years	10,942	22,621	11,520	23,039
Over Three Through Four Years	2,109	8,630	2,442	8,853
Over Four Years	8,245	10,190	8,145	9,970
Total	$ 65,631	$ 160,099	$ 74,074	$ 174,133

Interest expense on deposits is summarized as follows:

	Three Months Ended
	December 31,	December 31,
	2008	2007
	(in 000's)

Certificates of Deposit	$ 2,448	$ 2,816
Money Market, Savings and
NOW Accounts	12,635	60,620
Total Interest Expense on Deposits	$ 15,083	$ 63,436

NOTE 9 – LOANS PAYABLE:

Loans payable at December 31, 2008 and September 30, 2008 are presented below:

	December 31,	September 30,
	2008	2008
	(in 000's)
Short-Term Borrowings:
Borrowings on Lines of Credit	$ 50,000	$ 200,000
Current Portion of Mortgage Notes Payable	2,694	2,891
Federal Home Loan Bank Advances	-	1,900,000
Total Short-Term Borrowings	52,694	2,102,891

Long-Term Borrowings:
Mortgage Notes Payable	58,584	59,333
Federal Home Loan Bank Advances	50,000	50,000
Total Long-Term Borrowings	108,584	109,333

Total Loans Payable	$ 161,278	$ 2,212,224

At December 31, 2008, the Company maintained three 364-day committed and several uncommitted financing arrangements denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At December 31, 2008, the aggregate domestic facilities were $945.1 million and the Canadian line of credit was CDN $40 million. Lenders are under no obligation to lend to the Company under uncommitted lines and there have been several recent instances where they were unwilling to do so.

On January 8, 2009, RJF amended its revolving credit agreement with JPMorgan Chase Bank and three other commercial banks. The amendment extended the facility termination date until January 22, 2009 and continued the aggregate commitment of the lenders at $50 million, the amount of loans then currently outstanding under the agreement. RJF repaid the outstanding loan balance on the facility termination date. On February 6, 2009, RJF closed on a new $100 million unsecured revolving credit agreement. Drawings on this line are subject to the Company’s receipt of approval from the U.S. Treasury to participate in the Capital Purchase Program.

Raymond James & Associates, Inc. (“RJA”) maintains a $50 million committed secured line of credit and a $100 million committed tri-party repurchase arrangement, each with a commercial bank. At December 31, 2008, there were collateralized financings of $40 million outstanding under the $100 million tri-party repurchase arrangement. These borrowings are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statement of Financial Condition and are collateralized by RJA-owned securities with a market value of approximately $64 million. RJA’s committed facilities with the two commercial banks are subject to 0.15% and 0.125% per annum facility fees, respectively.

In addition, RJA maintains $235.1 million in uncommitted secured facilities. At December 31, 2008, RJA also maintained $360 million in uncommitted tri-party repurchase facilities with related parties, including an arrangement with Raymond James Financial Services, Inc. (“RJFS”). RJBank had provided $300 million of those uncommitted arrangements to RJA, which was guaranteed by RJF. Approximately $240 million was available only until January 30, 2009 under an exception from affiliate lending regulations granted by the Office of Thrift Supervision (“OTS”). RJBank has applied for an extension from the OTS until October 30, 2009, since such an extension was granted by the Federal Reserve on January 30, 2009. Collateral for loans under secured lines of credit and securities sold under repurchase agreements (collectively “collateral”) are RJA-owned and/or client margin securities, as permitted by regulatory requirements. The required market value of the collateral ranges from 102% to 125% of the cash provided. Although RJA had $510 million committed or related party collateralized financing arrangements available at December 31, 2008, RJA’s Fixed Income inventory available to serve as collateral is typically substantially less. Unsecured loan facilities available to RJA total $150 million of uncommitted unsecured lines of credit.

The interest rates for all of the Company’s financing facilities are variable and are based on the Fed Funds rate, LIBOR, or Canadian prime rate as applicable. Unlike committed credit facilities, uncommitted lenders are not subject to any formula determining the interest rates they may charge on a loan. For the three months ended December 31, 2008, interest rates on the financing facilities ranged from (on a 360 days per year basis) 0.59% to 5.94%. For the three months ended December 31, 2007, those interest rates ranged from 4.75% to 6.13%.

In addition, the Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: one in Turkey totaling $8 million and one in Argentina for $9 million. At December 31, 2008, there were no outstanding balances on the settlement lines in Turkey or Argentina. At December 31, 2008 the aggregate unsecured settlement lines of credit available were $4.4 million, and there were no outstanding balances on these lines. The interest rates for these lines of credit ranged from 6% to 25%. On December 5, 2008, the Company’s Turkish joint venture ceased operations. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for more information.

RJBank had $50 million in FHLB advances outstanding at December 31, 2008, which was comprised of several long-term, fixed rate advances. The weighted average interest rate on these fixed rate advances at December 31, 2008 was 5.19%. The outstanding FHLB advances mature between September 2010 and February 2011. The maximum amount of FHLB advances outstanding at any month-end during the three months ended December 31, 2008 and 2007 was $50 million and $69 million, respectively. The average amounts of FHLB advances outstanding and the weighted average interest rate thereon for the three months ended December 31, 2008 and 2007 were $50 million at a rate of 5.19% and $58.2 million at a rate of 5.32%, respectively. These advances are secured by a blanket lien on RJBank's residential loan portfolio granted to FHLB. The FHLB has the right to convert advances totaling $35 million at December 31, 2008 to a floating rate at one or more future dates. RJBank has the right to prepay these advances without penalty if the FHLB exercises its right. The September 30, 2008 FHLB advances included $1.9 billion in overnight advances to meet point in time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. These advances were repaid on October 1, 2008.

Mortgage notes payable evidences a mortgage loan for the financing of the Company's home office complex. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $67.1 million at December 31, 2008.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS:

The Company enters into interest rate swaps and futures contracts as part of its fixed income business to facilitate customer transactions and to hedge a portion of the Company’s trading inventory. These positions are marked to fair value with the gain or loss and the related interest recorded in Net Trading Profits within the statement of income for the period. Any collateral exchanged as part of the swap agreement is recorded in Broker Receivables and Payables in the statement of financial condition for the period.

Under FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”), the Company elects to net-by-counterparty the fair value of interest rate swap contracts entered into by the Fixed Income Trading group. Certain contracts contain a legally enforceable master netting arrangement and therefore, the fair value of those swap contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition. As of October 1, 2008, the Company adopted FASB Staff Position (“FSP”) FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN No. 39-1”). As the Company elects to net-by-counterparty the fair value of interest rate swap contracts, it also must now net-by-counterparty any collateral exchanged as part of the swap agreement. This cash collateral is recorded net-by-counterparty in Trading Instruments or Trading Instruments Sold but Not Yet Purchased in the Condensed Consolidated Statements of Financial Condition for the period presented.

The Company had outstanding interest rate derivative contracts with notional amounts of $3.7 billion at both December 31, 2008 and September 30, 2008. The notional amount of a derivative contract does not change hands; it is simply used as a reference to calculate payments. Accordingly, the notional amount of the Company’s derivative contracts outstanding at December 31, 2008 greatly exceeds the possible losses that could arise from such transactions. The net market value of all open derivative asset positions at December 31, 2008 and September 30, 2008 was $104.3 million, (including cash collateral of $18.3 million) and $35.3 million (net of cash collateral of $4.1 million), respectively. The net market value of all open derivative liability positions at December 31, 2008 and September 30, 2008 was $62.5 million, (including cash collateral of $13.5 million) and $19.3 million (net of cash collateral of $4.0 million), respectively.

To mitigate interest rate risk in a significantly rising rate environment, RJBank purchased three-year term interest rate caps with high strike rates (more than 300 basis points higher than current rates) during the year ended September 30, 2008 that will increase in value if interest rates rise and entitle RJBank to cash flows if interest rates rise above strike rates. These positions are recorded at fair value with any changes in fair value recorded in Other Revenue within the statement of income for the period. At December 31, 2008 and September 30, 2008, the notional amount of the interest rate caps held by RJBank was $1.5 billion. The fair value at December 31, 2008 and September 30, 2008 was $89,000 and $1.3 million, respectively.  The Company’s maximum loss exposure under these interest rate cap contracts was $1.8 million at December 31, 2008.

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

NOTE 11 - INCOME TAXES

As of December 31, 2008 and September 30, 2008 the liability for unrecognized tax benefits was $5.1 million and $4.9 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income from continuing operations was $3.7 million and $3.5 million at December 31, 2008 and September 30, 2008, respectively.

The Company recognizes the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively.  As of December 31, 2008 and September 30, 2008, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $1.6 million and $1.5 million, respectively.

The Company’s tax liability does not include any accrual for potential taxes, interest or penalties related to tax assessments of the Company’s Turkish joint venture. The Company has fully reserved for its equity interest in this joint venture (see Item 1, “Legal Proceedings” of Part II below for additional information).

The Company files income tax returns in the U. S. federal jurisdiction and various states, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to 2008 for federal tax returns, 2004 for state and local tax returns and 2000 for foreign tax returns. During this quarter, the Company settled a State of Maine audit for the years 2002 through 2006. As a result, the Company paid approximately $70,000 that was previously provided for under FIN 48 as an unrecognized tax benefit. During this quarter, the fiscal year 2004 federal income tax return examined under the IRS Compliance Assurance Program was finalized resulting in a refund.  The 2008 federal income tax return is currently being examined under the IRS Compliance Assurance Program. This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The 2008 IRS audit and state audits in process are expected to be completed in fiscal year ending 2009. It is anticipated that the unrecognized tax benefits may increase by an estimated $0.3 million over the next 12 months.

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental").  The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation.  In the event that this airline defaults on its lease commitment and the trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The carrying amount of this leveraged lease with Continental was approximately $8.8 million as of December 31, 2008. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years was originally projected to be 15% of the original cost and has not been adjusted since inception. This lease expires in May 2014.

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

RJBank had $50 million in FHLB advances outstanding at December 31, 2008, comprised of several long-term, fixed rate advances. RJBank had $1.7 billion in immediate credit available from the FHLB on December 31, 2008 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more information. At December 31, 2008 and September 30, 2008, no securities other than FHLB stock were pledged by RJBank as collateral with the FHLB for advances.

As of December 31, 2008, RJBank had entered into short-term reverse repurchase agreements totaling $1.1 billion with four counterparties, with individual exposures of $400 million, $300 million, $250 million and $100 million. Although RJBank is exposed to risk that these counterparties may not fulfill their contractual obligations, the Company believes the risk of loss is minimal due to the U.S. Treasury securities received as collateral, the creditworthiness of these counterparties, which is closely monitored, and the short duration of these agreements.

As of September 30, 2008, RJBank had not settled purchases of $8.5 million in syndicated loans (included in Bank Loans, net) due to sellers’ delays in finalizing settlement, all of which had settled prior to December 31, 2008. As of December 31, 2008, there were no purchases of syndicated loans that had not settled.

RJBank provides to its affiliate, Raymond James Capital Services, Inc. (“RJCS”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJCS. At December 31, 2008 and September 30, 2008, the aggregate exposure under these guarantees was $14.5 million and $2.5 million, respectively, which was underwritten as part of RJBank’s larger corporate credit relationships. The estimated total potential exposure under these guarantees is $16.2 million at December 31, 2008.

See Note 16 of the Notes to Condensed Consolidated Financial Statements with respect to RJBank’s and Raymond James Multi-Family Finance, Inc.’s commitments to extend credit and other RJBank credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract expires in 2016 and has a 4% annual escalator. Expenses of $796,000 and $765,000 were recognized in the three months ended December 31, 2008 and 2007, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments of RJA that were open at December 31, 2008 and were subsequently settled had no material effect on the consolidated financial statements as of that date. There were no material transactions relating to such commitments of Raymond James Ltd. (“RJ Ltd.”) that were recorded and open at December 31, 2008.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At December 31, 2008, the Company had client margin securities valued at $113.5 million pledged with a clearing organization to meet the point in time requirement of $63.9 million. At September 30, 2008, the Company had client margin securities valued at $210 million pledged with a clearing organization to meet the point in time requirement of $139.9 million.

The Company has committed a total of $60.3 million, in amounts ranging from $200,000 to $5 million, to 44 different independent venture capital or private equity partnerships. As of December 31, 2008, the Company had invested $37.3 million of that amount and had received $30.5 million in distributions. Additionally, the Company controls the general partner in two internally sponsored private equity limited partnerships to which it has committed $14 million. Of that amount, the Company has invested $13.7 million and has received $10 million in distributions as of December 31, 2008. The Company is not the controlling general partner in another internally sponsored private equity limited partnership to which it has committed $30 million. As of December 31, 2008, the Company has invested $3.8 million of that amount and has not received any distributions.

The Company is the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At December 31, 2008, the funds have unfunded commitments of $1.8 million.

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

At December 31, 2008, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of Collateral (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 1,312,689
Securities Received in Securities Borrowed vs. Cash Transactions	556,197
Collateral Received for Margin Loans	1,100,699
Total	$ 2,969,585

During the quarter, certain collateral was repledged. At December 31, 2008, the approximate market values of this portion of collateral and financial instruments owned that were repledged by the Company, were:

Uses of Collateral and Trading Securities (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ -
Securities Delivered in Securities Borrowed vs. Cash Transactions	529,807
Collateral Received for Margin Loans	113,515
Total	$ 643,322

The Company has from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At December 31, 2008, there were no outstanding performance guarantees in Argentina or Turkey.

See Note 9 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s other financing arrangements.

The Company guarantees the existing mortgage debt of RJA of approximately $61.3 million. The Company guarantees interest rate swap obligations of RJCS. The Company has also committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits (“project partnerships”). These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. During the first quarter of fiscal year 2009, a subsidiary of the Company purchased 58 units in one of RJTCF’s current fund offerings for a capital contribution of up to $58 million. At December 31, 2008, $30 million of capital had been contributed by the subsidiary to this fund. The subsidiary expects to resell these interests to other investors; however, the holding period of these interests could be much longer than 90 days. In addition to the 58 unit interest purchased, RJTCF provided certain specific performance guarantees to the investors of this fund. The Company has guaranteed the $58 million capital contribution obligation as well as the specified performance guarantees provided by RJTCF to the fund’s investors. The unfunded capital contribution obligation is $28 million as of December 31, 2008. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At December 31, 2008, cash funded to invest in either loans or investments in project partnerships (excluding the 58 unit purchase mentioned previously) was $10.3 million. In addition, at December 31, 2008, RJTCF is committed to additional future fundings (excluding the 58 unit purchase mentioned previously) of $300,000 related to project partnerships that have not yet been sold to various tax credit funds. The Company and RJTCF also issue certain guarantees to various third parties related to project partnerships, interests in which have been or are expected to be sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $14.9 million as of December 31, 2008. Through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., certain construction loans or loans of longer duration (“permanent loans”) may be made directly to certain project partnerships. As of December 31, 2008 nine such construction loans are outstanding with an unfunded balance of $13.1 million available for future draws on such loans. Similarly, five permanent loan commitments are outstanding as of December 31, 2008. Each of these commitments will only be funded if certain conditions are achieved by the project partnership and in the event such conditions are not met, generally expire two years after their issuance. The total amount of such unfunded permanent loan commitments as of December 31, 2008 is $5.9 million.

The Company entered into two agreements, both with Raymond James Trust, National Association (“RJT”) and one with the Office of the Controller of the Currency (“OCC”), as a condition to RJT’s conversion in January, 2008 from a state to a federally chartered institution. Under those agreements, the Company is obligated to provide RJT with sufficient capital in a form acceptable to the OCC to meet and maintain the capital and liquidity requirements commensurate with RJT’s risk profile for its conversion and any subsequent requirements of the OCC. The conversion expands RJT’s market nationwide, while substituting federal for multiple state regulatory oversight. RJT’s federal charter limits it to fiduciary activities. Thus, capital requirements are not expected to be significant.

As a result of the extensive regulation of the securities industry, the Company's broker-dealer subsidiaries are subject to regular reviews and inspections by regulatory authorities and self regulatory organizations, which can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from business. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry practices, which can also result in the imposition of such sanctions.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. RJY is vigorously contesting most aspects of this assessment and has sought reconsideration of the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. On October 24, 2008, RJY was notified by the Capital Markets Board of Turkey that the technical capital inadequacy resulting from RJY’s provision for this case required an additional capital contribution, and as a result, RJY halted all trading activities. On December 5, 2008, RJY ceased operations and subsequently filed for protection under Turkish bankruptcy laws. The Company has recorded a provision for loss in its condensed consolidated financial statements for its full equity interest in this joint venture. As of December 31, 2008, RJY had total capital of approximately $4.7 million, of which the Company owns approximately 50%.

Sirchie Acquisition Company (“SAC”), an 80% owned indirect unconsolidated subsidiary acquired as a merchant banking investment, has been advised by the Commerce and Justice Departments that they intend to seek civil and criminal sanctions against it, as the purported successor in interest to Sirchie Finger Print Laboratories, Inc. (“Sirchie”), based upon alleged breaches of Department of Commerce suspension orders by Sirchie and its former majority shareholder that occurred prior to the acquisition. Discussions are ongoing and the impact, if any, on the value of this investment is indeterminate at this time.

In connection with auction rate securities (“ARS”), the Company's broker-dealers, RJA and RJFS, have been subject to ongoing investigations, with which they are cooperating fully, by the Securities and Exchange Commission (“SEC”), the New York Attorney General's Office and Florida’s Office of Financial Regulation. The Company is also named in a class action similar to that filed against a number of brokerage firms alleging various securities law violations, which it is vigorously defending.

Several large banks and brokerage firms, most of whom were the primary underwriters of and supported the auctions for ARS, have announced agreements, usually as part of a regulatory settlement, to repurchase ARS at par from some of their clients. Other brokerage firms have entered into similar agreements. The Company, in conjunction with other industry participants is actively seeking a solution to ARS’ illiquidity. This includes issuers restructuring and refinancing the ARS, which has met with some success. Should these restructurings and refinancings continue, then clients’ holdings could be reduced further, however, there can be no assurance these events will continue. If the Company were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or some portion of these ARS from certain clients, it would have to have sufficient regulatory capital and cash or borrowing power to do so, and at present it does not have such capacity. Further, if such repurchases were made at par value there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect the results of operations.

NOTE 13 - CAPITAL TRANSACTIONS:

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended December 31, 2008:

	Number of	Average
Period	Shares Purchased	Price Per Share

October 1, 2008 - October 31,2008	1,448	$32.75
November 1, 2008 - November 30, 2008	242,670	17.91
December 1, 2008 – December 31, 2008	3,696	18.42
Total	247,814	$18.00

The Company does not have a formal stock repurchase plan. On May 20, 2004, the Board of Directors authorized $75 million for repurchases pursuant to prior authorization from the Board of Directors. During March 2008, the Company exhausted this authorization. On March 11, 2008, the Board of Directors authorized an additional $75 million for repurchases at the discretion of the Board’s Share Repurchase Committee. Since May 2004, 3,620,154 shares have been repurchased for a total of $82.3 million, leaving $67.7 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. Accordingly, the Company purchased no shares in open market transactions for the three months ended December 31, 2008.

During the three months ended December 31, 2008, 242,670 shares were purchased for the trust fund that was established and funded to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Company’s wholly owned Canadian subsidiary (see Note 16 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 for more information on this trust fund). The Company also purchased 5,144 shares that were surrendered by employees as payment for option exercises during the three months ended December 31, 2008.

NOTE 14 – SHARE-BASED COMPENSATION:

The Company applies the provisions of SFAS No. 123R, “Share-Based Payment”, to account for share-based awards made to employees and directors. This pronouncement requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors to be based on estimated fair values. In addition, this pronouncement requires the excess tax benefit, the resulting realized tax benefit that exceeds the previously recognized deferred tax asset for share-based awards, to be recognized as additional paid-in capital. The Company’s share-based employee and outside director compensation plans are described more fully in Note 16 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008. The Company’s net income for the three months ended December 31, 2008 and December 31, 2007 includes $11.1 million and $10.3 million, respectively, of compensation costs and $3.4 million and $3.0 million, respectively of income tax benefits related to the Company’s share-based awards to employees and members of its Board of Directors. For the three months ended December 31, 2008, the Company recognized $3.8 million of excess tax benefits as additional paid-in capital.

During the three months ended December 31, 2008, the Company granted 254,650 stock options, 859,486 shares of restricted stock and 220,086 restricted stock units to employees under its share-based employee compensation plans. During the three months ended December 31, 2008, no stock options were granted to outside directors. Restricted stock grants under the 2007 Stock Bonus Plan and the 2005 Restricted Stock Plan are limited to 750,000 and 1,350,000 shares, respectively, per fiscal year.

The weighted-average grant-date fair value of stock options granted to employees and directors during the three months ended December 31, 2008 was $6.23 per share. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $13.7 million as of December 31, 2008, and will be recognized as expense over a weighted-average period of approximately 3.3 years.

The weighted-average grant-date fair value of restricted stock granted to employees during the three months ended December 31, 2008 was $18.84 per share. Pre-tax unrecognized compensation expense for unvested restricted stock granted to employees, net of estimated forfeitures, was $63.6 million as of December 31, 2008, and will be recognized as expense over a weighted-average period of approximately 3.6 years.

The weighted-average grant-date fair value of restricted stock units granted to employees during the three months ended December 31, 2008 was $17.91 per share.  Pre-tax unrecognized compensation expense for unvested restricted stock units granted to employees, net of estimated forfeitures, was $8.4 million as of December 31, 2008, and will be recognized as expense over a weighted-average period of approximately 2.1 years.

Under one of its non-qualified fixed stock option plans, the Company may grant stock options to its independent contractor Financial Advisors.  In addition, the Company may grant restricted stock units or restricted shares of common stock to its independent contractor Financial Advisors under one of its restricted stock plans.  The Company accounts for share-based awards to its independent contractor Financial Advisors in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see Note 17 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 for more information). Due to the decline in the value of the Company’s common stock during the three months ended December 31, 2008, the Company’s net income for the three months ended December 31, 2008 includes $8.7 million and $3.3 million, respectively, of reductions in compensation expense and income tax benefits related to the Company’s share-based awards to its independent contractor Financial Advisors. The Company’s net income for the three months ended December 31, 2007 includes $1.5 million of compensation costs and $0.6 million of income tax benefits related to the Company’s share-based plans available for awards to its independent contractor Financial Advisors.

During the three months ended December 31, 2008, the Company granted 45,500 stock options and 6,317 shares of restricted stock to its independent contractor Financial Advisors.

As of December 31, 2008, there was $1.1 million of total unrecognized pre-tax compensation cost related to unvested stock options granted to its independent contractor Financial Advisors based on an estimated weighted-average fair value of $6.08 per share at that date.  These costs are expected to be recognized over a weighted average period of approximately 2.6 years.

As of December 31, 2008, there was $2.0 million of total unrecognized pre-tax compensation cost related to unvested restricted stock granted to its independent contractor Financial Advisors based on an estimated fair value of $17.13 per share at that date. These costs are expected to be recognized over a weighted average period of approximately 4.1 years.

NOTE 15 - REGULATIONS AND CAPITAL REQUIREMENTS:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the Financial Industry Regulatory Authority (“FINRA”), is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, Raymond James Financial Services, Inc. (“RJFS”), Eagle Fund Distributors, Inc. (“EFD”), formerly Heritage Fund Distributors, Inc., and Raymond James (USA) Ltd. (“RJ(USA)”) have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at December 31, 2008 and September 30, 2008 was as follows:

	December 31,	September 30,
	2008	2008
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	23.07%	18.32%
Net Capital	$275,491	$ 303,192
Less: Required Net Capital	(23,886)	(33,096)
Excess Net Capital	$ 251,605	$ 270,096

At December 31, 2008 and September 30, 2008, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at December 31, 2008 and September 30, 2008 was as follows:

	December 31,	September 30,
	2008	2008
	(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$ 35,456	$ 54,225
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 35,206	$ 53,975

At December 31, 2008 and September 30, 2008, EFD had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of EFD at December 31, 2008 and September 30, 2008 was as follows:

	December 31,	September 30,
	2008	2008
	(in 000’s)
Eagle Fund Distributors, Inc.:
(Alternative Method Elected)
Net Capital	$ 1,840	$ 2,326
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 1,590	$ 2,076

The net capital position of RJ(USA) at December 31, 2008 and September 30, 2008 was as follows:

	December 31,	September 30,
	2008	2008
	($ in 000's)
Raymond James (USA) Ltd.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	34,016%	749.6%
Net Capital	$ 4,504	$ 4,507
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 4,254	$ 4,257

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning Level 1 or Level 2 at December 31, 2008 or September 30, 2008. The Risk Adjusted Capital of RJ Ltd. at December 31, 2008 and September 30, 2008 was as follows (in Canadian dollars):
	December 31,	September 30,
	2008	2008
	(in 000’s)
Raymond James Ltd.:
Risk Adjusted Capital before minimum	$ 36,911	$ 48,520
Less: Required Minimum Capital	(250)	(250)
Risk Adjusted Capital	$ 36,661	$ 48,270

At December 31, 2008, the Company’s other active domestic and international broker-dealers are in compliance with and met all net capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of December 31, 2008, RJBank meets all capital adequacy requirements to which it is subject.

To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of December 31, 2008:
Total Capital (to
Risk-Weighted Assets)	$ 806,385	10.3%	$ 622,513	8.0%	$ 778,142	10.0%
Tier I Capital (to
Risk-Weighted Assets)	708,624	8.9%	311,257	4.0%	466,885	6.0%
Tier I Capital (to
Adjusted Assets)	708,624	7.4%	382,695	4.0%	478,368	5.0%

As of September 30, 2008 (1):
Total Capital (to
Risk-Weighted Assets)	$ 786,599	9.7%	$ 649,518	8.0%	$ 811,897	10.0%
Tier I Capital (to
Risk-Weighted Assets)	689,281	8.5%	324,759	4.0%	487,138	6.0%
Tier I Capital (to
Adjusted Assets)	689,281	6.0%	458,052	4.0%	572,564	5.0%

(1)
The actual Total Capital (to Risk-Weighted Assets), Tier I Capital (to Risk-Weighted Assets) and Tier I Capital (to Adjusted Assets) amounts previously reported for September 30, 2008 was $778,624,000, $689,281,000, and $689,281,000 with a ratio of 10.9%, 9.6% and 6.0%, respectively. Subsequent to filing the Company’s Annual Report on Form 10-K, the Company discovered that its wholly owned subsidiary, RJBank, had misinterpreted an instruction related to the calculation of RJBank’s risk weighted capital ratio. As a result, despite the Company’s intention and ability to maintain RJBank at a “well capitalized” level under the bank regulatory framework, RJBank was “adequately capitalized” rather than “well capitalized” at September 30, 2008. Upon discovery of the misinterpretation, the Company recalculated the ratio, determined the amount of additional capital that needed to be contributed and made a $30 million capital contribution to RJBank, an amount that would have increased the bank's September 30, 2008 total risk based capital ratio above the 10% level necessary to be considered well capitalized. The Company has notified the OTS and filed an amended Thrift Financial Report as of September 30, 2008. As the Company was able to and did contribute additional capital and it did not impact clients, the Company’s management does not consider this to be material and does not expect any additional ramifications of the misinterpretation.

Raymond James Trust, N.A., is regulated by the OCC and is required to maintain sufficient capital and meet capital and liquidity requirements. As of December 31, 2008, RJT met the requirements.

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

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

RJBank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at December 31, 2008 and September 30, 2008, is as follows:

	December 31,	September 30,
	2008	2008
	(in 000's)

Standby Letters of Credit	$ 240,573	$ 239,317
Open End Consumer Lines of Credit	43,358	43,544
Commercial Lines of Credit	1,392,974	1,384,941
Unfunded Loan Commitments - Variable Rate (1)	330,156	1,055,686
Unfunded Loan Commitments - Fixed Rate	3,995	4,005

(1)	Includes commitments to purchase pools of adjustable rate whole first mortgage loans.

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

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of December 31, 2008, $240.6 million of such letters of credit were outstanding. Of the letters of credit outstanding, $239.0 million are underwritten as part of a larger corporate credit relationship. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the maximum potential future amount of any payments of amounts drawn down under the existing letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, RJBank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

The Company, through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., may have at any time unfunded commitments to extend credit to certain project partnerships for either construction or permanent loans.  At December 31, 2008, the unfunded portion of executed commitments to extend credit was $19 million. See Note 12 of the Notes to the Consolidated Financial Statements for more information regarding these commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is immaterial. As of December 31, 2008, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $1.2 million and CDN $0.9 million, respectively.

See Note 19 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 for more information regarding the Company’s financial instruments with off-balance sheet risk.

NOTE 17 – EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,	December 31,
	2008	2007
	(in 000’s, except per share amounts)

Net Income	$ 61,093	$ 56,242

Weighted Average Common Shares
Outstanding During the Period	116,575	116,881

Dilutive Effect of Stock Options and Awards (1)	1,512	3,360

Weighted Average Diluted Common
Shares (1)	118,087	120,241

Net Income per Share – Basic	$ 0.52	$ 0.48

Net Income per Share - Diluted (1)	$ 0.52	$ 0.47

Securities Excluded from Weighted Average
Diluted Common Shares Because Their Effect
Would Be Antidilutive	4,087	1,382

(1)
Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock options, units and awards.

NOTE 18 – SEGMENT ANALYSIS:

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

The Company currently operates through the following eight business segments: Private Client Group (“PCG”); Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and various corporate activities combined in the "Other" segment. In the quarter ended December 31, 2008, a new intersegment component to the Company’s segment reporting was added to reflect total gross revenues by segment with the elimination of intersegment transactions in this new segment. In addition, the methodology for allocating the Company’s corporate bonus pool expense to individual segments was changed. Reclassifications have been made in the segment disclosure for previous periods to conform to this presentation. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how the Company assesses performance and determines how to allocate resources throughout the Company and its subsidiaries. The financial results of the Company's segments are presented using the same policies as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.  Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment  receivables and payables are eliminated between segments upon consolidation.

The PCG segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the U.S., Canada and the United Kingdom. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients. The segment includes net interest earnings on client margin loans and cash balances. Additionally, this segment includes the correspondent clearing services that the Company provides to other broker-dealer firms.

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

The Asset Management segment includes investment portfolio management services of Eagle Asset Management, Inc., Eagle Boston Investment Management, Inc., and Raymond James Consulting Services (RJA’s asset management services division), mutual fund management by Eagle Fund Services, Inc., and trust services of Raymond James Trust, National Association. In addition to the asset management services noted above, this segment also offers fee-based programs to clients who have contracted for portfolio management services from outside money managers.

RJBank is a separate segment, which provides consumer, residential, and commercial loans, as well as Federal Deposit Insurance Corporation (“FDIC”)-insured deposit accounts to clients of the Company's broker-dealer subsidiaries and to the general public.

The Emerging Markets segment includes various joint ventures in Turkey and Latin America. These joint ventures operate in securities brokerage, investment banking and asset management.  On December 5, 2008, the Company’s Turkish  joint venture ceased operations. See Item 1, “Legal Proceedings” of  Part II below for more information.

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

The Other segment includes certain corporate activities of the Company.

Information concerning operations in these segments of business is as follows:
	Three Months Ended
	December 31,	December 31,
	2008	2007
	(in 000’s)
Revenues:
Private Client Group	$ 414,544	$ 530,007
Capital Markets	128,706	114,523
Asset Management	51,291	64,629
RJBank	109,239	102,589
Emerging Markets	4,323	12,786
Stock Loan/Borrow	3,290	13,876
Proprietary Capital	538	1,171
Other	1,086	8,492
Intersegment Eliminations	(17,184)	(18,882)
Total Revenues	$ 695,833	$ 829,191

Income Before Provision for Income Taxes:
Private Client Group	$ 32,585	$ 56,084
Capital Markets	14,289	4,696
Asset Management	9,074	18,555
RJBank	54,626	14,774
Emerging Markets	(465)	(1,555)
Stock Loan/Borrow	1,223	1,643
Proprietary Capital	(544)	(657)
Other	(9,124)	(2,783)
Pre-Tax Income	$ 101,664	$ 90,757

Net Interest Income (Expense):
Private Client Group	$ 12,161	$ 28,114
Capital Markets	1,328	(564)
Asset Management	113	524
RJBank	94,463	35,204
Emerging Markets	237	904
Stock Loan/Borrow	1,851	2,571
Proprietary Capital	149	724
Other	1,419	2,109
Net Interest Income	$ 111,721	$ 69,586

The following table presents the Company's total assets on a segment basis:

	December 31,	September 30,
	2008	2008
	(in 000’s)
Total Assets:
Private Client Group (1)	$ 6,979,895	$ 6,861,688
Capital Markets (2)	984,082	1,400,658
Asset Management	66,172	75,339
RJBank	9,450,337	11,356,939
Emerging Markets	47,248	52,786
Stock Loan/Borrow	555,576	698,926
Proprietary Capital	174,008	169,652
Other	24,998	93,628
Total	$ 18,282,316	$ 20,709,616

(1)   Includes $46 million of goodwill allocated pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets".
(2)   Includes $17 million of goodwill allocated pursuant to SFAS No. 142.

The Company has operations in the U.S., Canada, Europe and joint ventures in Turkey and Latin America. Substantially all long-lived assets are located in the U.S. The percentage of total assets associated with foreign activities is 5.4%.  The percentages of pre-tax income and net income associated with foreign activities are 1.1% and 0.7%, respectively. Revenues, classified by the major geographic areas in which they are earned, were as follows:

	Three Months Ended
	December 31,	December 31,
	2008	2007
	(in 000’s)
Revenues:
United States	$ 634,122	$ 730,910
Canada	45,069	68,618
Europe	12,488	16,088
Other	4,154	13,575
Total	$ 695,833	$ 829,191

The Company has investments of $6.7 million, net of a $2.3 million reserve for its Turkish joint venture interest, in emerging market joint ventures, which carry greater risk than amounts invested in developed markets.

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

Historically, the Company’s overall results have been highly correlated to the activity levels in the U.S. equity markets. Active securities markets, a steep, positively sloping yield curve and upward movements in equity indices have a positive impact, while volatile interest rates and disruption in credit markets have a negative impact on brokerage results. As RJBank continues to grow and a greater percentage of the firm’s revenues come from interest earnings, the Company is somewhat insulated from these market influences. The Company is currently operating in a challenging environment: a recession and financial services industry issues related to credit quality, auction rate securities and liquidity are negatively impacting activity levels, and the current equity market conditions are continuing to dampen investment banking activity. However, positive Financial Advisor recruiting results, increased institutional commissions, and continued loan growth coupled with improved interest rate spreads at RJBank had a positive impact on results and should continue to support results for at least the next one or two quarters.

Segments

The Company currently operates through the following eight business segments: Private Client Group (“PCG”); Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow, Proprietary Capital and certain corporate activities in the Other segment.

The following table presents the gross revenues and pre-tax income of the Company on a segment basis for the periods indicated:

	Three Months Ended
	December 31,	December 31,	Percentage
	2008	2007	Change
	(in 000’s)
Total Company
Revenues	$ 695,833	$ 829,191	(16%)
Pre-tax Income	101,664	90,757	12%

Private Client Group
Revenues	$ 414,544	$ 530,007	(22%)
Pre-tax Income	32,585	56,084	(42%)

Capital Markets
Revenues	128,706	114,523	12%
Pre-tax Income	14,289	4,696	204%

Asset Management
Revenues	51,291	64,629	(21%)
Pre-tax Income	9,074	18,555	(51%)

Raymond James Bank
Revenues	109,239	102,589	6%
Pre-tax Income	54,626	14,774	270%

Emerging Markets
Revenues	4,323	12,786	(66%)
Pre-tax Loss	(465)	(1,555)	70%

Stock Loan/Borrow
Revenues	3,290	13,876	(76%)
Pre-tax Income	1,223	1,643	(26%)

Proprietary Capital
Revenues	538	1,171	(54%)
Pre-tax Loss	(544)	(657)	17%

Other
Revenues	1,086	8,492	(87%)
Pre-tax Loss	(9,124)	(2,783)	(228%)

Intersegment Eliminations
Revenues	(17,184)	(18,882)	9%
Pre-tax Income	-	-	-

Results of Operations – Three Months Ended December 31, 2008 Compared with the Three Months Ended December 31, 2007

Total Company

Total Company net revenues decreased 3% to $664 million from $686 million in the comparable quarter of the prior year. Net interest earnings increased 61%, or $42 million, with net income up 9% from the prior year quarter. The current year results include increased net interest income, positive trading results and increased institutional commissions, partially offset by lower private client commissions, lower investment advisory fee revenue and increased non-interest, non-compensation expenses. The Company also benefitted from an $11.7 million adjustment to its estimate of incentive compensation at September 30, 2008, in comparison to a $5 million adjustment in the first quarter of the prior year. The Company’s effective tax rate for the quarter continues to be higher than it had been in a rising equity market primarily as a result of a larger nondeductible unrealized loss on the Company’s corporate owned life insurance investment than in the prior year. Diluted net income was $0.52 per share, versus $0.47 per share in the prior year quarter.

Net Interest Analysis

The following table presents average balance data and interest income and expense data for the Company, as well as the related net interest income. The respective average rates are presented on an annualized basis.

	Three Months Ended
	December 31,			December 31,
	2008			2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$1,245,963	$ 11,738	3.77%	$ 1,513,852	$ 26,321	6.95%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	4,142,295	6,317	0.61%	4,208,850	47,560	4.52%
Interest-Earning Assets
of RJBank (1)	9,638,379	110,247	4.58%	6,467,707	101,719	6.29%
Stock Borrow		3,290			13,876
Interest-Earning Assets
of Variable Interest Entities		121			207
Other		11,899			23,267

Total Interest Income		$143,612			$212,950

Interest-Bearing Liabilities:
Client Interest Program	$5,383,546	$ 8,405	0.62%	$ 5,303,582	$ 53,642	4.05%
Interest-Bearing Liabilities
of RJBank (1)	9,097,350	15,784	0.69%	6,079,863	66,515	4.38%
Stock Loan		1,439			11,305
Interest-Bearing Liabilities of
Variable Interest Entities		1,397			1,619
Other		4,866			10,283

Total Interest Expense		31,891			143,364

Net Interest Income		$111,721			$ 69,586

(1)	See RJBank section below in Part I for details.

Net interest income increased $42 million, or 61%, over the same quarter in the prior year. RJBank’s net interest income increased $59 million, or 168%, while net interest income in the PCG segment declined $16 million, or 57%. RJBank benefitted not only from the continued growth of its loan portfolio but also from increased spreads. There were two specific factors which enhanced the interest rate spreads at RJBank as follows: (1) as rates were declining over the quarter, a larger spread was realized on the large portion of the 5/1 adjustable rate mortgage portfolio that is still in its fixed rate period; and (2) RJBank benefitted from a historically low Fed rate which lowered RJBank’s cost of funds, as RJBank sets interest rates on deposits consistent with the Fed rate. As a result, RJBank had an interest rate spread of 3.9% which is not sustainable for the long term.

Average client margin balances declined $268 million (18%) and assets segregated pursuant to regulations decreased $67 million over the same quarter of the prior year. Customer cash balances held in the Client Interest Program increased $80 million. Net interest income in the PCG segment was negatively impacted by lower margin balances and by lower spreads. This segment is negatively impacted by interest rate cuts as the rate is lowered immediately on the interest earning assets while the lowering of the interest rate paid to clients occurs over a period of weeks to remain competitive with money market fund yields.

Private Client Group

The PCG segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom.  These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients.  This segment accounted for 60% of the Company's revenues for the three months ended December 31, 2008. It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances.  The Company primarily charges for the services provided to its PCG clients based on commission schedules or through asset based advisory fees.

The success of the PCG segment is dependent upon the quality and integrity of its Financial Advisors and support personnel and the Company's ability to attract, retain, and motivate a sufficient number of these associates.  The Company faces competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. The Company currently offers several affiliation alternatives for Financial Advisors ranging from the traditional branch setting, under which the Financial Advisors are employees of the Company and the costs associated with running the branch are incurred by the Company, to the independent contractor model, under which the Financial Advisors are responsible for all of their own direct costs.  Accordingly, the independent contractor Financial Advisors are paid a larger percentage of commissions and fees.  By offering alternative models to potential and existing Financial Advisors, the Company is able to effectively compete with a wide variety of other brokerage firms for qualified Financial Advisors, as Financial Advisors can choose the model that best suits their practice and profile. For the past several years, the Company has focused on increasing its minimum production standards and recruiting Financial Advisors with high average production. The following table presents a summary of Private Client Group Financial Advisors as of the periods indicated:

			December 31,	December 31,
		Independent	2008	2007
	Employee	Contractors	Total	Total
Private Client Group - Financial Advisors:
RJA	1,206	-	1,206	1,109
RJFS	-	3,123	3,123	3,060
RJ Ltd.	204	214	418	331
Raymond James Investment Services Limited (“RJIS”)	-	101	101	82
Total Financial Advisors	1,410	3,438	4,848	4,582

Private Client Group revenues were 22% below the prior year quarter, reflecting the impact of negative market conditions on this segment. Securities commissions and fees declined 17% despite a 6% increase in the number of Financial Advisors.  All of the Company’s broker-dealers experienced positive results in recruiting successful Financial Advisors as the brokerage industry continues to be in a state of unrest.  Unfortunately, the financial markets themselves have been in a decline and clients are not investing as actively.  As a result average annual production per Financial Advisor declined from $328,000 to $323,000 in RJFS and from $514,000 to $493,000 in RJA since the same quarter in the prior year.  In addition, the lower equity values in the marketplace result in lower asset under management balances and therefore lower fees are earned on those assets.

Private Client Group results also include the interest revenue earned on client margin balances and cash segregated for regulatory purposes net of the interest expense paid on client cash balances. The net interest from these balances declined $16 million, or 57%, from the prior year as interest rates fell to record low levels, thus compressing spreads. In addition, client margin balances have declined $357 million since the prior year.

While net revenues declined 15% from the prior year, pre-tax earnings declined 42%, with non-interest expenses declining only 11%. The expenses include increased occupancy related to RJA’s growth and a $6 million write-off of capitalized software that was determined not to be a viable asset during the quarter.  Increased payouts or front money associated with recruiting was offset by a $2 million bonus reversal and other cost saving measures.

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; financial advisory services including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions. The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions accounted for 71% of the segment’s revenues and are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the Company is involved. This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Capital Markets pre-tax results increased over 200% from the prior year as trading results shifted from a nominal loss to a $7.5 million gain and fixed income commissions increased over 150%. All of the segment’s trading profits were generated by fixed income, as the bond market was volatile and active. The fixed income markets’ volatility has generated activity as clients are attracted to the possibility of better yields and others are selling holdings to obtain liquidity. The segment results also included increased mergers and acquisition fees over the prior year’s comparable quarter. The negative market conditions that impacted the Private Client Group also impacted Capital Markets as there were only three domestic and three Canadian underwritings in the quarter. An improvement in the overall equity markets will likely be necessary to realize a significant increase in underwritings and the related commissions and fees. The segment benefitted from a $6 million reversal of a bonus accrual.

	Three Months Ended
	December 31,	December 31,
	2008	2007
Number of managed/co-managed public equity offerings:
United States	3	19
Canada	3	8

Total dollars raised (in 000's):
United States	$12,752,000	$ 7,522,000
Canada (in U.S. dollars)	$ 47,000	$ 234,000

Asset Management

The Asset Management segment includes investment portfolio management services, mutual fund management, private equity management, and trust services.  Investment portfolio management services include both proprietary and selected outside money managers.  The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios and mutual funds.  These accounts are billed a fee based on a percentage of assets.  Investment advisory fees are charged based on either a single point in time within the quarter, typically the beginning or end of a quarter, or the “average daily” balances of assets under management. The balance of assets under management is affected by both the performance of the underlying investments and the new sales and redemptions of client accounts/funds.  Declining equity markets negatively impact revenues from investment advisory fees as existing accounts depreciate in value, in addition to individuals and institutions being less likely to commit new funds to the equity markets.

The following table presents the assets under management as of the dates indicated:

	December 31,	September 30,	December 31,
	2008	2008	2007
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$ 11,154,995	$ 12,606,186	$ 14,224,337
Eagle Family of Mutual Funds (formerly Heritage)	8,723,899	9,151,787	9,746,392
Raymond James Consulting Services	6,600,908	7,989,510	9,424,142
Eagle Boston Investment Management, Inc.	312,983	633,646	740,069
Freedom Accounts	5,926,010	7,603,840	8,388,208
Total Assets Under Management	$ 32,718,795	$ 37,984,969	$ 42,523,148

Less: Assets Managed for Affiliated Entities	(5,012,341)	(4,675,129)	(5,249,550)

Total Third Party Assets
Under Management	$ 27,706,454	$ 33,309,840	$ 37,273,598

Non-Managed Fee Based Assets:

Passport	$ 15,180,929	$ 17,681,201	$ 20,147,134
IMPAC	7,122,251	8,436,116	8,675,982
Total	$ 22,303,180	$ 26,117,317	$ 28,823,116

The Asset Management segment’s revenues declined 21% as financial assets under management declined 26% from the previous year. The decline is a combined result of the decline in market values of the equity portfolios and fewer clients investing, as they are hesitant to make new or additional investments in the uncertain markets.

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

Gross revenues increased 6% and pre-tax profits at RJBank increased 270% during the quarter ended December 31, 2008 compared to the same quarter in the prior year. Loan interest and fees at RJBank increased $15 million despite lower interest rates, with the net loan balances increasing from $5.7 billion to $7.7 billion and total assets increasing from $6.8 billion to $9.5 billion.  Deposits increased 42% from $6.2 billion to $8.8 billion. Interest expense decreased 76% due to the average cost of funds decreasing from 4.38% to 0.69%. The growth in loan balances at RJBank combined with deteriorating market conditions gave rise to an attendant increase in loan loss provisions; the provisions for loan loss were $24.9 million compared to $12.8 million in the prior year quarter. Net loan charge-offs for the quarter totaled $6.9 million. RJBank recorded an unrealized pre-tax loss of $85 million during the quarter related to their available for sale securities portfolio.

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:
	Three Months Ended
	December 31,	December 31,
	2008	2007
	(in 000’s)

Net Loan Charge-offs:
Corporate Loans	$ 3,141	$ 372
Residential/Consumer Loans	3,744	214

Total	$ 6,885	$ 586

	December 31,	September 30,
	2008	2008
	(in 000’s)
Allowance for Loan Loss:
Corporate Loans	$ 94,082	$ 79,404
Residential/Consumer Loans	12,058	8,751

Total	$ 106,140	$ 88,155

Nonperforming Assets:
Corporate	$ 47,336	$ 39,390
Residential/Consumer	29,414	22,918

Total	$ 76,750	$ 62,308

Total Loans (1):
Corporate Loans (1)	$ 4,930,866	$ 4,563,065
Residential/Consumer Loans (1)	2,852,065	2,620,317

Total	$ 7,782,931	$ 7,183,382

    (1) Net of unearned income and deferred expenses.

The following table presents average balance data and interest income and expense data for the Company's banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated.  The respective average rates are presented on an annualized basis.

	Three Months Ended
	December 31, 2008			December 31, 2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned
Income (1)	$ 7,637,064	$ 99,645	5.22%	$ 5,096,938	$ 84,259	6.61%
Reverse Repurchase
Agreements	507,554	545	0.43%	665,326	7,868	4.73%
Agency Mortgage backed
Securities	252,276	1,885	2.99%	188,604	2,474	5.25%
Non-agency Collateralized
Mortgage Obligations	277,159	5,629	8.12%	388,896	5,580	5.74%
Money Market Funds, Cash and
Cash Equivalents	929,728	2,426	1.04%	119,280	1,407	4.72%
FHLB Stock and Other	34,598	117	1.35%	8,663	131	6.05%
Total Interest-Earning
Banking Assets	$9,638,379	$ 110,247	4.58%	$ 6,467,707	$ 101,719	6.29%
Non-Interest-Earning Banking Assets
and Allowance for Loan Losses	47,255			18,247

Total Banking Assets	$ 9,685,634			$ 6,485,954

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 239,685	$ 2,448	4.09%	$ 241,888	$ 2,816	4.66%
Money Market, Savings,
and NOW (2) Accounts	8,801,172	12,635	0.57%	5,595,959	60,620	4.33%
FHLB Advances and Other	56,493	701	4.96%	242,016	3,079	5.09%

Total Interest-Bearing
Banking Liabilities	$ 9,097,350	$ 15,784	0.69%	$ 6,079,863	$ 66,515	4.38%

Non-Interest-Bearing
Banking Liabilities	5,956			21,855

Total Banking
Liabilities	9,103,306			6,101,718
Total Banking
Shareholder's
Equity	582,328			384,236

Total Banking
Liabilities and
Shareholder's
Equity	$ 9,685,634			$ 6,485,954

	Three Months Ended

	December 31, 2008			December 31, 2007
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Operating Interest Income	$ 541,029	$ 94,463		$ 387,844	$ 35,204

Bank Net Interest (3):
Spread			3.89%			1.91%
Margin (Net Yield on
Interest- Earning
Bank Assets)			3.92%			2.18%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			105.95%			106.38%
Return On Average:
Total Banking Assets			1.42%			0.57%
Total Banking
Shareholder's Equity			23.59%			9.80%
Average Equity to
Average Total
Banking Assets			6.01%			5.92%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended December 31, 2008 and 2007 was $4.4 million and $3.0 million, respectively.

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

	Three Months Ended December 31,
	2008 Compared to 2007
	Increase (Decrease) Due To
	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income	$ 41,991	$ (26,605)	$ 15,386
Reverse Repurchase Agreements	(1,866)	(5,457)	(7,323)
Agency Mortgage Backed Securities	836	(1,425)	(589)
Non-agency Collateralized Mortgage Obligations	(1,604)	1,653	49
Money Market Funds, Cash and Cash Equivalents	9,560	(8,541)	1,019
FHLB Stock and Other	392	(406)	(14)

Total Interest-Earning Banking Assets	$ 49,309	$ (40,781)	$ 8,528

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ (26)	$ (342)	$ (368)
Money Market, Savings and
NOW Accounts	34,723	(82,708)	(47,985)
FHLB Advances and Other	(2,360)	(18)	(2,378)

Total Interest-Bearing Banking Liabilities	$ 32,337	$ (83,068)	$ (50,731)

Change in Net Interest Income	$ 16,972	$ 42,287	$ 59,259

Emerging Markets

The Emerging Markets segment includes the Company’s joint ventures in Latin America and Turkey.  The Company’s joint venture in Turkey ceased conducting business during the quarter and has filed for bankruptcy.  This accounts for 80% of the decline in revenues within this segment. The remaining decline was due to the global market conditions resulting in declines in commission and investment advisory revenue in Latin America.

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

Stock Loan revenues declined 76%, with net revenues declining 28%.  Both gross interest revenue and expense declined due to both lower rates and average balances, down over 50% from the prior year. The average interest rate spread increased a modest 10%.  Non-interest expenses were well controlled, down 32% from the prior year’s comparable quarter.  As a result, the segments pre-tax income is down 26% from the same quarter in the prior year.

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

Proprietary Capital results improved modestly from the prior year due to higher advisory fees.

Other

This segment includes various corporate activities of Raymond James Financial, Inc. including certain compensation accruals, interest on corporate cash and corporate expenses. Revenues in the segment declined due to lower interest earnings. Pre-tax earnings were also impacted by 22% higher non-interest expenses.

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

Cash provided by operating activities during the three months ended December 31, 2008 was approximately $272.0 million, which was primarily attributable to the decrease in brokerage client receivables, the increase in brokerage client deposits (directly correlated to the increase in segregated assets), the decrease in stock borrowed receivables, and the decrease in receivables from broker-dealers and clearing organizations. This was partially offset by the increase in segregated assets, the decrease in payables to broker-dealers and clearing organizations, the decrease in stock loaned payables, and the decrease in accrued compensation payable.

Investing activities used $994.7 million, which was primarily due to loans originated and purchased by RJBank, purchases of securities purchased under agreements to resell at RJBank, and to additional investments made in real estate partnerships held by VIEs. This was partially offset by loan repayments to RJBank.

Financing activities used $2.0 billion, predominantly the result of repayments on borrowed funds, including the $1.9 billion overnight borrowing to meet point-in-time regulatory balance sheet composition requirements related to RJBank’s qualifying as a thrift institution at September 30, 2008, and the payment of cash dividends. This was partially offset by the proceeds from borrowed funds related to company-owned life insurance (see more information in the Other Sources of Liquidity section below) and an increase in deposits at RJBank.

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

Liquidity Available from Subsidiaries

The Company’s two principal domestic broker-dealer subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At December 31, 2008, both of these brokerage subsidiaries far exceeded their minimum net capital requirements. At that date, these subsidiaries had excess net capital of $286.8 million, of which approximately $150 to $200 million is available for dividend (subject to cash availability and possibly to regulatory approval) while still maintaining a capital level well above regulatory “early warning” guidelines.

Subject to notification and in some cases approval by the Office of Thrift Supervision (“OTS”), RJBank may dividend to the Company as long as RJBank maintains its “well capitalized” status under bank regulatory capital guidelines.

Liquidity available to the Company from its subsidiaries, other than its broker-dealer subsidiaries and RJBank, is not limited by regulatory requirements.

Borrowings and Financing Arrangements

The following table presents the Company’s domestic financing arrangements as of December 31, 2008:

	Committed	Committed	Uncommitted	Uncommitted	Total Financing
	Unsecured	Collateralized	Collateralized	Unsecured	Arrangements
	(in 000’s)

RJA (with third party lenders)	$ -	$ 150,000	$ 235,100	$ 150,000	$ 535,100
RJA (with related parties)	-	-	360,000	-	360,000
RJF	50,000	-	-	-	50,000

Total Company	$ 50,000	$ 150,000	$ 595,100	$ 150,000	$ 945,100

At December 31, 2008, the Company maintained three 364-day committed and several uncommitted financing arrangements denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At December 31, 2008, the aggregate domestic facilities were $945.1 million and the Canadian line of credit was CDN $40 million. Lenders are under no obligation to lend to the Company under uncommitted lines and there have been several recent instances where they were unwilling to do so.

On January 8, 2009, RJF amended its revolving credit agreement with JPMorgan Chase Bank and three other commercial banks. The amendment extended the facility termination date until January 22, 2009 and continued the aggregate commitment of the lenders at $50 million, the amount of loans then currently outstanding under the agreement. RJF repaid the outstanding loan balance on the facility termination date. On February 6, 2009, RJF closed on a new $100 million unsecured revolving credit agreement. Drawings on this line are subject to the Company’s receipt of approval from the U.S. Treasury to participate in the Capital Purchase Program (“CPP”).

RJA maintains a $50 million committed secured line of credit and a $100 million committed tri-party repurchase arrangement, each with a commercial bank. At December 31, 2008, there were collateralized financings of $40 million outstanding under the $100 million tri-party repurchase arrangement. These borrowings are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statement of Financial Condition and are collateralized by RJA-owned securities with a market value of approximately $64 million. RJA’s committed facilities with the two commercial banks are subject to 0.15% and 0.125% per annum facility fees, respectively.

In addition, RJA maintains $235.1 million in uncommitted secured facilities. At December 31, 2008, RJA also maintained $360 million in uncommitted tri-party repurchase arrangements with related parties, including an arrangement with RJFS. RJBank had provided $300 million of those uncommitted arrangements to RJA, which was guaranteed by RJF. Approximately $240 million was available until January 30, 2009 under an exception from affiliate lending regulations granted by the OTS. RJBank has applied for an extension from the OTS until October 30, 2009, since such an extension was granted by the Federal Reserve on January 30, 2009. Collateral for loans under secured lines of credit and securities sold under repurchase agreements (collectively “collateral”) are RJA-owned and/or client margin securities, as permitted by regulatory requirements. The required market value of the collateral ranges from 102% to 125% of the cash provided. Although RJA had $510 million committed or related party collateralized financing arrangements available, at December 31, 2008, RJA’s Fixed Income inventory available to serve as collateral is typically substantially less. Unsecured loan facilities available to RJA total $150 million of uncommitted unsecured lines of credit.

In addition, the Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: one in Turkey totaling $8 million and one in Argentina for $9 million. At December 31, 2008, there were no outstanding balances on the settlement lines in Turkey or Argentina. At December 31, 2008 the aggregate unsecured settlement lines of credit available were $4.4 million, and there were no outstanding balances on these lines. On December 5, 2008, the Company’s Turkish joint venture ceased operations. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for more information.

RJBank had $50 million in FHLB advances outstanding at December 31, 2008, which comprises several long-term, fixed rate advances. RJBank had $1.7 billion in immediate credit available from the FHLB on December 31, 2008 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB. See Note 9 of the Notes to Condensed Consolidated Financial Statements for more information.

At December 31, 2008 and September 30, 2008, the Company had loans payable of $161.3 million and $2.2 billion, respectively. The balance at December 31, 2008 is comprised of a $61.3 million mortgage loan for its home-office complex, $50 million in FHLB advances (RJBank), and $50 million outstanding on its committed line of credit.

Other Sources of Liquidity

The Company owns a significant number of life insurance policies utilized to fund certain non-qualified deferred compensation plans. The Company is able to borrow up to 90% of the cash surrender value of these policies. To further solidify its cash position, the Company borrowed the full 90%, or $38 million, against these policies in December 2008. There is no specified maturity for this loan.

The Company believes that it qualifies to participate in the U.S. Treasury’s CPP and submitted an application through its primary regulator in November 2008. While there is no guarantee that the Company will be approved, the Company estimates that this program could provide up to approximately $300 million in new preferred equity. While the Company views additional capital as beneficial in the current environment, it would also have the potential to significantly improve the Company’s liquidity position, which would be important in the event that Temporary Liquidity Guarantee Program (“TLGP”) debt is not issued.

Once the Company has become a Bank Holding Company, which is anticipated in the next few months, it intends to apply for the FDIC’s TLGP. Participation in the TLGP would be expected to assist the Company in obtaining several hundred million dollars of senior unsecured debt financing at the holding company level. The Company may also pursue other forms of debt financing that would not benefit from the TLGP. There is no assurance that any form of financing will be obtained.

If the Company were unable to obtain external financing, it may be necessary to reduce cash contributions to its subsidiaries, extract capital from its subsidiaries to the extent permitted to maintain continued compliance with regulatory requirements or reduce investments in private equity and venture capital endeavors. Those courses of action could result in foregoing opportunities to recruit additional Financial Advisors or acquire new business operations, reducing inventory levels of carried securities or scaling back of current business operations. A consequence of any of those courses of action would likely be a negative impact on near term earnings.

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The items represented in the statement of financial condition are primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $18.3 billion at December 31, 2008 were down approximately 3% from September 30, 2008 (excluding the cash received in the prior year from the $1.9 billion overnight borrowing at RJBank). Most of this modest decrease is due to changes in brokers-dealers gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to broker-dealers and clearing organizations which fluctuate with the Company's business levels and overall market conditions. Due to the Company’s decision to decrease the rate of growth of RJBank’s loan portfolio, the change in bank loans has had less of an impact on the Company’s total assets during recent fiscal quarters than in the prior year.

As of December 31, 2008, the Company's liabilities are comprised primarily of brokerage client payables of $5.9 billion at the broker-dealer subsidiaries and deposits of $8.8 billion at RJBank, as well as deposits held on stock loan transactions of $549 million. The Company primarily acts as an intermediary in stock loan/borrow transactions. As a result, the liability associated with the stock loan transactions is related to the $558 million receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $5.1 billion in cash and segregated assets. The Company also has client brokerage receivables of $1.3 billion and $7.7 billion in loans at RJBank.

Contractual Obligations, Commitments and Contingencies

The Company has contractual obligations of approximately $2.8 billion, with $2.3 billion coming due in the next twelve months related to its short and long-term debt, non-cancelable lease agreements, partnership investments, unfunded commitments to extend credit, unsettled loan purchases, underwriting commitments and a stadium naming rights agreement.  Included in the obligations due within the next twelve months are $2.0 billion in commitments related to RJBank’s letters of credit and lines of credit. Commitments related to letters of credit and lines of credit may expire without being funded in whole or part, therefore these amounts are not estimates of future cash flows (see Notes 12 and 16 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company’s commitments).

The Company’s Board of Directors approved up to $200 million in short-term or mezzanine financing investments, primarily related to investment banking transactions. As of December 31, 2008, the Company did not have any such investments. The Board of Directors has approved the use of up to $75 million for investment in proprietary merchant banking opportunities. As of December 31, 2008, the Company has invested $32.3 million. The use of this capital is subject to availability of funds.

The Company is authorized by the Board of Directors to repurchase its common stock for general corporate purposes. There is no formal stock repurchase plan at this time. In May 2004 the Board authorized the repurchase of up to $75 million of shares. During March 2008, the Company exhausted this authorization. On March 11, 2008, the Board of Directors authorized an additional $75 million for repurchases at the discretion of the Board’s Share Repurchase Committee. As of December 31, 2008 the unused portion of this authorization was $67.7 million.

RJBank provides to its affiliate, RJCS, on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJCS. At December 31, 2008 and September 30, 2008, the aggregate exposure under these guarantees was $14.5 million and $2.5 million respectively, which was underwritten as part of RJBank’s larger corporate credit relationships. The estimated total potential exposure under these guarantees is $16.2 million at December 31, 2008.

RJBank has outstanding at any time a significant number of commitments to extend credit, and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. Because many loan commitments expire without being funded in whole or part, the contract amounts are not estimates of the Company’s future liquidity requirements. Based on the underlying terms and conditions of these loans, management believes it is highly unlikely that a material percentage of these commitments would be drawn. Many of these loan commitments have fixed expiration dates or other termination clauses and, historically, a large percentage of the letters of credit expire without being funded.

As of December 31, 2008, RJBank had entered into short-term reverse repurchase agreements totaling $1.1 billion with four counterparties, with individual exposures of $400 million, $300 million, $250 million and $100 million. Although RJBank is exposed to risk that these counterparties may not fulfill their contractual obligations, the Company believes the risk of default is minimal due to the U.S. Treasury securities received as collateral, the creditworthiness of these counterparties, which is closely monitored, and the short duration of these agreements.

The Company has also committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits (“project partnerships”). These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. During the first quarter of fiscal year 2009, a subsidiary of the Company purchased 58 units in one of RJTCF’s current fund offerings for a capital contribution of up to $58 million. At December 31, 2008, $30 million of capital had been contributed by the subsidiary to this fund. The subsidiary expects to resell these interests to other investors; however, the holding period of these interests could be much longer than 90 days. In addition to the 58 unit interest purchased, RJTCF provided certain specific performance guarantees to the investors of this fund. The Company has guaranteed the $58 million capital contribution obligation as well as the specified performance guarantees provided by RJTCF to the fund’s investors. The unfunded capital contribution obligation is $28 million as of December 31, 2008. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At December 31, 2008, cash funded to invest in either loans or investments in project partnerships (excluding the 58 unit purchase mentioned previously) was $10.3 million. In addition, at December 31, 2008, RJTCF is committed to additional future fundings (excluding the 58 unit purchase mentioned previously) of $300,000 related to project partnerships that have not yet been sold to various tax credit funds. The Company and RJTCF also issue certain guarantees to various third parties related to project partnerships, interests in which have been or are expected to be sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $14.9 million as of December 31, 2008. Through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., certain construction loans or loans of longer duration (“permanent loans”) may be made directly to certain project partnerships. As of December 31, 2008 nine such construction loans are outstanding with an unfunded balance of $13.1 million available for future draws on such loans. Similarly, five permanent loan commitments are outstanding as of December 31, 2008. Each of these commitments will only be funded if certain conditions are achieved by the project partnership and in the event such conditions are not met, generally expire two years after their issuance. The total amount of such unfunded permanent loan commitments as of December 31, 2008 is $5.9 million.

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental”). The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The value of the Company’s leveraged lease with Continental was approximately $8.8 million as of December 31, 2008. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014. Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company continues to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At December 31, 2008, the Company had client margin securities valued at $113.5 million pledged with a clearing organization to meet the point in time requirement of $63.9 million. At September 30, 2008, the Company had client margin securities valued at $210.0 million pledged with a clearing organization to meet the point in time requirement of $139.9 million.

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

The Company entered into two agreements, both with Raymond James Trust, National Association (“RJT”) and one with the Office of the Controller of the Currency (“OCC”), as a condition to RJT’s conversion in January, 2008 from a state to a federally chartered institution. Under those agreements, the Company is obligated to provide RJT with sufficient capital in a form acceptable to the OCC to meet and maintain the capital and liquidity requirements commensurate with RJT’s risk profile for its conversion and any subsequent requirements of the OCC. The conversion expands RJT’s market nationwide, while substituting federal for multiple state regulatory oversight. RJT’s federal charter limits it to fiduciary activities. Thus, capital requirements are not expected to be significant.

See Note 12 of the Notes to the Consolidated Financial Statements for further information on the Company's commitments and contingencies.

In addition, see Item 1, “Legal Proceedings,” in Part II of this report for discussion of auction rate securities (“ARS”) and the potential implications of the Company’s current liquidity position on its ability to resolve these matters.

Regulatory

The Company's broker-dealer subsidiaries are subject to requirements of the SEC in the United States and the IIROC in Canada relating to liquidity and capital standards. The domestic broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of FINRA, is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, RJFS, Eagle Distribution Fund, Inc. (“EFD”) and Raymond James (USA) Ltd. have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or 2% of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of Aggregate Debit Items. RJA, RJFS, EFD, Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of December 31, 2008.

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IIROC) and the Early Warning System (By-Law No. 30 of the IIROC). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IIROC may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IIROC. The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 during the quarter ended December 31, 2008 or 2007.

RJBank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2008, that RJBank meets all capital adequacy requirements to which it is subject.

The Company has announced its plans to seek financial holding company status as a result of RJBank’s planned conversion from a thrift to a nationally-chartered commercial bank. The Company has filed to become a bank holding company, and then upon approval would elect to become a financial holding company. Once the financial holding company status is achieved, the Company would be under regulation of the Federal Reserve.

See Note 15 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company’s regulatory environment.

Off-Balance Sheet Arrangements

Information concerning the Company’s off balance sheet arrangements is included in Note 16 of the Notes to the Condensed Consolidated Financial Statements. Such information is hereby incorporated by reference.

Effects of Inflation

The Company's assets are primarily liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses, including employee compensation, communications and occupancy, which may not be readily recoverable through charges for services provided by the Company.

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, recruiting efforts, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 and in Item 1A of Part II of this report on Form 10-Q. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the condensed consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

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

The Company adopted SFAS 157 and FSP SFAS 157-3 on October 1, 2008. The adoption of these pronouncements did not have any material impact on the financial position or operating results of the Company. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments and assets and liabilities recognized at fair value in the financial statements on a recurring basis in accordance with SFAS 157. FSP SFAS No. 157-2 delays the effective date of SFAS 157 (until October 1, 2009 for the Company) for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis. As such, the Company has not applied SFAS 157 to the impairment tests or assessments under SFAS 142, real estate owned and nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS 144.

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes the following three levels used to classify fair value measurements:

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2— Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The availability of observable inputs can vary from instrument to instrument and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with SFAS 157, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, the Company’s definition of actively traded was based on average daily volume and other market trading statistics. The Company considered the market for other types of financial instruments, including certain non-U.S. agency government securities and certain collateralized debt obligations, to be inactive as of December 31, 2008. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

Cash Equivalents

    Cash equivalents consist of investments in money market mutual funds. Such instruments are classified within Level 1 of the fair value hierarchy.

Trading Instruments and Trading Instruments Sold but Not Yet Purchased

Trading Securities

Trading securities are comprised primarily of the financial instruments held by the Company's broker-dealer subsidiaries (see Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information). When available, the Company uses quoted prices in active markets to determine the fair value of securities. Such instruments are classified within Level 1 of the fair value hierarchy. Examples include exchange traded equity securities and liquid government debt securities.

When instruments are traded in secondary markets and quoted market prices do not exist for such securities, the Company employs valuation techniques, including matrix pricing to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal repayments, and default probabilities. Instruments valued using these inputs are typically classified within Level 2 of the fair value hierarchy. Examples include certain municipal debt securities, corporate debt securities, agency mortgage backed securities, and restricted equity securities in public companies. Management utilizes prices from independent services to corroborate its estimate of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price, or use other methods including broker-dealer price quotations.

Positions in illiquid securities that do not have readily determinable fair values require significant management judgment or estimation. For these securities the Company uses pricing models, discounted cash flow methodologies, or similar techniques. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. Examples include certain municipal debt securities, certain mortgage backed securities and equity securities in private companies. For certain collateralized mortgage obligations (“CMOs”), where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, securities are currently classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable should markets for these securities become more active in the future.

Derivative Contracts

The Company enters into interest rate swaps and futures contracts as part of its fixed income business to facilitate customer transactions and to hedge a portion of the Company’s trading inventory. In addition, to mitigate interest rate risk should there be a significantly rising rate environment, Raymond James Bank (“RJBank”) purchases interest rate caps. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for more information. Fair values for derivative contracts are obtained from counterparties, pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value and yield curve or other volatility factors underlying the positions. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivative contracts are typically classified within Level 2 of the fair value hierarchy.

Available for Sale Securities

Available for sale securities are comprised primarily of CMOs and other mortgage related debt securities. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses, net of deferred taxes, reported in shareholders' equity as a component of accumulated other comprehensive income. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information. The fair value of available for sale securities is determined by obtaining third party bid quotations based upon observable data including benchmark yields, reported trades, other broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, other bids,offers, new issue data, monthly payment information, collateral performance, and reference data including market research publications. Changes to fair value are recognized in Other Comprehensive Income. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

If these sources are not available, are deemed unreliable, or when an active market does not exist, then the fair value is estimated using  pricing models or discounted cash flow analyses, using observable market data where available as well as unobservable inputs provided by management. Securities valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

The reference point for determining when securities are in a loss position is quarter end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period. Unrealized losses deemed to be other-than-temporary for available for sale securities are included in current period earnings within Other Revenue and a new cost basis for the security is established. In order to evaluate the Company’s risk exposure and any potential impairment of these securities, characteristics of each security owned such as collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses and collateral coverage are reviewed monthly by management. These factors, in addition to the Company’s intent and ability to hold the investment for a time period sufficient to allow for the anticipated valuation recovery to the Company’s cost basis, are also considered in determining whether these securities are other-than-temporarily impaired. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the security. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information.

Private Equity Investments

Private equity investments, held primarily by the Company’s Proprietary Capital segment, consist of various direct and third party private equity and merchant banking investments. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. Direct private equity investments are valued initially at transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued based on the financial statements of the partnerships which generally use similar methodologies. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Other Investments

Other investments consist predominantly of Canadian government bonds. The fair value of these bonds is estimated using recent external market transactions. Such bonds are classified within Level 2 of the fair value hierarchy as the external market transactions used are less frequent than those in active markets.

Goodwill

Goodwill is related to the acquisitions of Roney & Co. (now part of RJA) and Goepel McDermid, Inc. (now called Raymond James Ltd.). This goodwill, totaling $63 million, was allocated to the reporting units within the Private Client Group and Capital Markets segments pursuant to SFAS 142. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with this pronouncement, indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of December 31, 2008, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of Raymond James Ltd. Due to the impact of negative market conditions on the Private Client Group and Capital Market segments the Company performed an analysis of the carrying value of the goodwill for each reporting unit. This analysis did not result in impairment. The Company will be performing its annual testing for impairment of goodwill during the quarter ending March 31, 2009. The results of this testing could result in the impairment of goodwill.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS 5 and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. The loan grading process provides specific and detailed risk measurement across the corporate loan portfolio. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is supported by collateral. At December 31, 2008, the amortized cost of all RJBank loans was $7.8 billion and an allowance for loan losses of $106.1 million was recorded against that balance. The total allowance for loan losses is equal to 1.36% of the amortized cost of the loan portfolio.

The following table allocates RJBank’s allowance for loan losses by loan category:

	December 31,		September 30,
	2008		2008
		Loan Category		Loan Category
		as a % of		as a % of
		Total Loans		Total Loans
	Allowance	Receivable	Allowance	Receivable
	($ in 000’s)

Commercial Loans	$ 10,138	9%	$ 10,147	10%

Real Estate Construction Loans	8,192	5%	7,061	5%

Commercial Real Estate Loans (1)	75,752	50%	62,197	49%

Residential Mortgage Loans	11,965	36%	8,589	36%

Consumer Loans	93	-	161	-

Total	$ 106,140	100%	$ 88,155	100%

(1)	Loans wholly or partially secured by real estate.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At December 31, 2008 the receivable from Financial Advisors was $215.8 million, which is net of an allowance of $2.9 million for estimated uncollectibility.

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

For discussion of the effects recently issued accounting standards not yet adopted will have on the Company’s accounting policies and consolidated financial statements, see Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of the Company’s risk management policies, including a discussion of the Company’s primary market risk exposures, which include interest rate risk and equity price risk, as well as a discussion of the Company’s foreign exchange risk, credit risk, liquidity risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and security prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations.  The Company's broker-dealer subsidiaries, primarily RJA, trade tax exempt and taxable debt obligations and act as an active market maker in approximately 687 listed and over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

See Notes 3 and 4 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making and proprietary trading activities.

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits. Limits are established both for categories of securities (e.g., OTC equities, corporate bonds, municipal bonds) and for individual traders. As of December 31, 2008, the absolute fixed income and equity inventory limits excluding contractual underwriting commitments for the Company’s domestic subsidiaries, were $1.96 billion and $59.8 million, respectively. These same inventory limits for RJ Ltd. as of December 31, 2008, were $47.3 million and $62.5 million, respectively. The Company's trading activities in the aggregate were significantly below these limits at December 31, 2008. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risk. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

In the normal course of business, the Company enters into underwriting commitments. RJA and RJ Ltd., as a lead, co-lead or syndicate member in the underwriting deal, may be subject to market risk on any unsold shares issued in the offering to which they are committed. Risk exposure is controlled by limiting participation, the deal size or through the syndication process.

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

To calculate VaR, the Company uses historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that the Company could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year on average over the course of time. During the three months ended December 31, 2008, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR one time.

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

The following tables set forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the three months ended December 31, 2008, with the corresponding dollar value of the Company's portfolio:

	Three Months Ended December 31, 2008			VaR at
				December 31,	September 30,
	High	Low	Daily Average	2008	2008
	($ in 000's)

Daily VaR	$ 901	$ 296	$ 603	$ 446	$ 586
Related Portfolio Value
(Net) (1)	$ 98,176	$ 97,195	$ 110,295	$ 86,215	$ 103,047
VaR as a Percent
of Portfolio Value	0.92%	0.30%	0.55%	0.52%	0.57%

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

Additional information is discussed under Derivative Financial Instruments in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

RJ Ltd.’s net income is sensitive to changes in interest rate conditions. Assuming a shift of 100 basis points in interest rates and using interest-bearing asset and liability balances as of December 31, 2008, RJ Ltd.'s sensitivity analysis indicates that an upward movement would increase RJ Ltd.'s net income by approximately CDN$46,000 for the quarter, whereas a downward shift of the same magnitude would decrease RJ Ltd.'s net income by approximately this same amount for the quarter. This sensitivity analysis is based on the assumption that all other variables remain constant.

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

RJBank Financial Instruments with Market Risk (as described above):

	December 31,	September 30,
	2008	2008
	(in 000's)

Mortgage Backed Securities	$ 184,662	$ 301,329
Loans Receivable, Net	2,414,404	2,314,884
Total Assets with Market Risk	$ 2,599,066	$ 2,616,213

Certificates of Deposit	$ 111,483	$ 118,233
Federal Home Loan Bank Advances	50,000	50,000
Total Liabilities with Market Risk	$ 161,483	$ 168,233

The following table shows the distribution of those RJBank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2008:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)

Commercial Loans	$ 1,424	$ 723,433	$ 724,857
Real Estate Construction Loans	-	285,412	285,412
Commercial Real Estate Loans (1)	28,983	3,647,743	3,676,726
Residential Mortgage Loans	21,867	2,818,631	2,840,498
Consumer Loans	-	1,081	1,081

Total Loans	$ 52,274	$ 7,476,300	$ 7,528,574

(1)
Loans wholly or partially secured by real estate. Of this amount, $612.8 million is wholly or substantially secured by lien(s) on real estate. The remainder is partially secured by real estate, the majority of which are also secured by other assets of the borrower, and includes loans to certain real estate investment trusts.

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 3.24% in the first year after the rate increase. This sensitivity figure is based on positions as of December 31, 2008, and is subject to certain simplifying assumptions, including that management takes no corrective action.

To mitigate interest rate risk in a significantly rising rate environment, RJBank purchased three year term interest rate caps with high strike rates (more than 300 basis points higher than current rates) during the year ended September 30, 2008 that will increase in value if interest rates rise and entitle RJBank to cash flows if interest rates rise above strike rates. RJBank minimizes the credit or repayment risk of derivative instruments by entering into transactions only with high-quality counterparties whose credit rating is investment grade. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for further information.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 26 traders. The average aggregate inventory held for proprietary trading during the three months ended December 31, 2008 was CDN$8.1 million. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

Foreign Exchange Risk

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is immaterial. As of December 31, 2008, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $1.2 million and CDN $0.9 million, respectively.

Credit Risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities.

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

Loan Underwriting Policies

The Company’s credit risk is managed through its policies and procedures. There have been no material changes in the Company’s underwriting policies during the three months ended December 31, 2008. For a description of RJBank’s underwriting policies for both the residential and corporate loan portfolios, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

The LTV/FICO scores of RJBank’s residential first mortgage loan portfolio are as follows:
	December 31,	September 30,
	2008	2008

Residential First Mortgage
Loan Weighted Average
LTV/FICO (1)	63% / 751	64% / 750

 (1) At origination. Small group of local loans representing less than 0.5% of residential portfolio excluded.

The geographic concentrations (top five states) of RJBank’s one-to-four family residential mortgage loans are as follows:
December 31,	September 30,
2008	2008 (1)
($ outstanding as a % of RJBank total assets)
5.9% CA	5.2% CA
4.1% NY	3.3% NY
3.0% FL	3.0% FL
2.0% NJ	2.1% NJ
1.3% VA	1.3% VA

(1)
Concentration ratios are presented as a percentage of adjusted RJBank total assets of $9.4 billion. Adjusted RJBank total assets (non-GAAP) at September 30, 2008 exclude the assets associated with the $1.9 billion FHLB advance repaid on October 1, 2008 and the $60 million return of capital to RJF on October 2, 2008.

The industry concentrations (top five categories) of RJBank’s corporate loans are as follows:
December 31,	September 30,
2008	2008 (1)
($ outstanding as a % of RJBank total assets)

3.7% Consumer Products/Services	3.3% Telecom
3.6% Telecom	3.2% Retail Real Estate
3.5% Industrial Manufacturing	3.2% Consumer Products/Services
3.3% Retail Real Estate	3.1% Industrial Manufacturing
3.3% Healthcare (excluding hospitals)	3.0% Healthcare (excluding hospitals)

(1)
Concentration ratios are presented as a percentage of adjusted RJBank total assets of $9.4 billion. Adjusted RJBank total assets (non-GAAP) at September 30, 2008 exclude the assets associated with the $1.9 billion FHLB advance repaid on October 1, 2008 and the $60 million return of capital to RJF on October 2, 2008.

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

See Note 6 of the Notes to the Condensed Consolidated Financial Statements for more information.

Liquidity Risk

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in this report for more information regarding the Company’s liquidity and how it manages its liquidity risk.

Item 4. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As a result of the extensive regulation of the securities industry, the Company’s broker-dealer subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations, which can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from business.  In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry practices, which can also result in the imposition of such sanctions.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. RJY is vigorously contesting most aspects of this assessment and has sought reconsideration of the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. On October 24, 2008, RJY was notified by the Capital Markets Board of Turkey that the technical capital inadequacy resulting from RJY’s provision for this case required an additional capital contribution, and as a result, RJY halted all trading activities.  On December 5, 2008 RJY ceased operations and subsequently filed for protection under Turkish bankruptcy laws. The Company has recorded a provision for loss in its consolidated financial statements for its full equity interest in this joint venture. As of December 31, 2008, RJY had total capital of approximately $4.7 million, of which the Company owns approximately 50%.

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

In connection with auction rate securities (“ARS”), the Company's primary broker-dealers, RJA and RJFS, have been subject to ongoing investigations, with which they are cooperating fully, by the Securities and Exchange Commission (“SEC”), the New York Attorney General's Office and Florida’s Office of Financial Regulation. The Company is also named in a class action lawsuit similar to that filed against a number of brokerage firms alleging various securities law violations, which it is vigorously defending. The Company announced in April 2008 that customers held approximately $1.9 billion of ARS, which as of December 31, 2008, had declined to approximately $919 million due to the redemption and refinancing of such securities by the issuers of the ARS. Additional information regarding ARS can be found at http://www.raymondjames.com/auction_rate_preferred.htm. The information on the Company’s Internet site is not incorporated by reference.

Several large banks and brokerage firms, most of whom were the primary underwriters of and supported the auctions for ARS, have announced agreements, usually as part of a regulatory settlement, to repurchase ARS at par from some of their clients. Other brokerage firms have entered into similar agreements. The Company, in conjunction with other industry participants is actively seeking a solution to ARS’ illiquidity. This includes issuers restructuring and refinancing the ARS, which has met with some success. Should these restructurings and refinancings continue, then clients’ holdings could be reduced further, however, there can be no assurance these events will continue. If the Company were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or some portion of these ARS from certain clients, it would have to have sufficient regulatory capital and cash or borrowing power to do so, and at present it does not have such capacity. Further, if such repurchases were made at par value there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect the results of operations.

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

Item 1A. RISK FACTORS

There were no changes to Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to information contained under “Capital Transactions” in Note 13 of the Notes to Condensed Consolidated Financial Statements for the information required by Part II, Item 2(c).

The Company expects to continue paying cash dividends. However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, compliance with the net worth covenant in the Company's line of credit agreement, and the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the IIROC; and RJBank, which may be subject to restrictions by federal banking agencies. Such restrictions have never become applicable with respect to the Company's dividend payments. (See Note 15 of the Notes to the Condensed Consolidated Financial Statements for more information on the capital restrictions placed on RJBank and the Company's broker-dealer subsidiaries).

Item 5. OTHER INFORMATION

On February 6, 2009, RJF entered into a new 364-day credit agreement with six commercial banks, JPMorgan Chase Bank, National Association also acting in the capacity of Administrative Agent for the lenders. The new agreement provides for up to $100 million of revolving borrowings outstanding from time to time. In addition to representations, warranties and covenants that are comparable to the RJF credit agreement that recently terminated, the new agreement contains additional provisions related to RJBank. Borrowings under this new agreement are subject to RJF’s receipt of approval from the U.S. Treasury to participate in the CPP.  The Comapny conducts other commercial banking business with the six lenders.

Item 6. EXHIBITS

10.9.8
$100,000,000 CREDIT AGREEMENT, dated as of February 6, 2009, among RAYMOND JAMES FINANCIAL, INC., as Borrower, THE LENDERS NAMED HEREIN, JPMORGAN CHASE BANK, NATIONAL ASSOCIATION, as Administrative Agent, REGIONS BANK, as Co-Syndication Agent, FIFTH THIRD BANK, as Co-Syndication Agent, and PNC BANK, NATIONAL ASSOCIATION, as Co-Syndication agent, filed herewith.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 9, 2009	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer