Form 10-Q
period 2009-03-31
RAYMOND JAMES FINANCIAL INC
filed 2009-05-12
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

122,816,357 shares of Common Stock as of May 6, 2009

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter Ended March 31, 2009

	INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Financial Condition as of March 31, 2009 and September 30, 2008 (unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2009 and March 31, 2008 (unaudited)	4

	Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended March 31, 2009 and March 31, 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and March 31, 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	75

Item 4.	Controls and Procedures	80

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	81

Item 1A.	Risk Factors	82

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 4.	Submission of Matters to a Vote of Security Holders	82

Item 5.	Other Information	83

Item 6.	Exhibits	83

	Signatures	84

PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	September 30,
	2009	2008
	(in 000’s)
Assets
Cash and Cash Equivalents	$ 317,192	$ 3,207,493
Assets Segregated Pursuant to Regulations and Other Segregated Assets	5,076,914	4,311,933
Securities Purchased under Agreements to Resell and Other Collateralized Financings	1,005,305	950,546
Financial Instruments, at Fair Value:
Trading Instruments	319,556	314,008
Available for Sale Securities	538,442	577,933
Private Equity and Other Investments	178,639	209,915
Receivables:
Brokerage Clients, Net	1,264,582	1,850,464
Stock Borrowed	497,834	675,080
Bank Loans, Net	7,549,950	7,095,227
Broker-Dealers and Clearing Organizations	34,134	186,841
Other	421,502	344,594
Investments in Real Estate Partnerships - Held by Variable Interest Entities	268,072	239,714
Property and Equipment, Net	189,185	192,450
Deferred Income Taxes, Net	143,538	108,765
Deposits With Clearing Organizations	88,101	94,242
Goodwill	62,575	62,575
Prepaid Expenses and Other Assets	162,024	287,836

	$ 18,117,545	$ 20,709,616

Liabilities And Shareholders' Equity
Loans Payable	$ 230,557	$ 2,212,224
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	95,972	102,564
Payables:
Brokerage Clients	6,213,929	5,789,952
Stock Loaned	518,597	695,739
Bank Deposits	8,369,092	8,774,457
Broker-Dealers and Clearing Organizations	101,542	266,272
Trade and Other	171,915	154,915
Trading Instruments Sold but Not Yet Purchased, at Fair Value	77,148	123,756
Securities Sold Under Agreements to Repurchase	2,951	122,728
Accrued Compensation, Commissions and Benefits	236,735	345,782

	16,018,438	18,588,389

Minority Interests	202,778	237,322

Shareholders' Equity:
Preferred Stock; $.10 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized 350,000,000 Shares;
Issued 126,282,831 at March 31, 2009 and 124,078,129
at September 30, 2008	1,220	1,202
Shares Exchangeable into Common Stock; 249,168
at March 31, 2009 and 273,042 at September 30, 2008	3,198	3,504
Additional Paid-In Capital	392,552	355,274
Retained Earnings	1,679,633	1,639,662
Accumulated Other Comprehensive Income	(95,039)	(33,976)
	1,981,564	1,965,666
Less: 3,996,713 and 3,825,619 Common Shares in Treasury, at Cost	(85,235)	(81,761)
	1,896,329	1,883,905

	$ 18,117,545	$ 20,709,616

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(in 000’s, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Revenues:
Securities Commissions and Fees	$ 369,705	$ 481,497	$ 787,930	$ 954,102
Investment Banking	18,001	27,232	38,734	51,087
Investment Advisory Fees	38,961	53,319	83,396	109,924
Interest	108,073	191,314	251,685	404,264
Net Trading Profits	12,766	(6,946)	21,941	(5,844)
Financial Service Fees	30,805	32,763	63,940	65,738
Other	18,100	27,955	44,618	57,054
Total Revenues	596,411	807,134	1,292,244	1,636,325

Interest Expense	6,744	115,447	38,635	258,811
Net Revenues	589,667	691,687	1,253,609	1,377,514

Non-Interest Expenses:
Compensation, Commissions and Benefits	391,902	473,306	811,156	943,910
Communications and Information Processing	29,956	31,230	65,179	62,241
Occupancy and Equipment Costs	24,945	24,101	51,380	45,498
Clearance and Floor Brokerage	7,464	7,093	16,052	15,679
Business Development	18,817	21,744	43,541	45,603
Investment Advisory Fees	7,222	12,563	16,944	25,493
Bank Loan Loss Provision	74,979	11,113	99,849	23,933
Other	28,156	15,943	46,625	29,261
Total Non-Interest Expenses	583,441	597,093	1,150,726	1,191,618

Minority Interest in (Losses) Earnings of Subsidiaries	(6,692)	(3,224)	(11,699)	(2,679)

Income Before Provision for Income Taxes	12,918	97,818	114,582	188,575

Provision for Income Taxes	6,825	38,028	47,396	72,543

Net Income	$ 6,093	$ 59,790	$ 67,186	$ 116,032

Net Income per Share-Basic	$ 0.05	$ 0.51	$ 0.57	$ 0.99
Net Income per Share-Diluted	$ 0.05	$ 0.50	$ 0.57	$ 0.97
Weighted Average Common Shares
Outstanding-Basic	117,391	117,312	116,947	117,078
Weighted Average Common and Common
Equivalent Shares Outstanding-Diluted	118,580	119,520	118,195	119,817

Dividends Paid per Common Share	$ 0.11	$ 0.11	$ 0. 22	$ 0. 22

Net Income	$ 6,093	$ 59,790	$ 67,186	$ 116,032
Other Comprehensive Income:
Change in Unrealized Gain/(Loss) on Available
for Sale Securities, Net of Tax	16,732	(34,324)	(36,555)	(37,217)
Change in Currency Translations	(4,598)	(6,443)	(24,408)	(4,377)
Total Comprehensive (Loss) Income	$ 18,227	$ 19,023	$ 6,223	$ 74,438

Other-Than-Temporary Impairment:
Total Other-Than-Temporary Impairment Losses	$ (10,954)	$ -	$ (11,525)	$ -
Portion of Losses Recognized in Other
Comprehensive Income (Before Taxes)	4,789	-	4,789	-
Net Impairment Losses Recognized in
Other Revenue	$ (6,165)	$ -	$ (6,736)	$ -

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued on next page)

	Six Months Ended
	March 31,	March 31,
	2009	2008
Cash Flows From Operating Activities:
Net Income	$ 67,186	$ 116,032
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	16,566	13,165
Excess Tax Benefits from Stock-Based Payment Arrangements	(2,874)	(392)
Deferred Income Taxes	(13,509)	(643)
Premium and Discount Amortization on Available for Sale Securities
and Unrealized/Realized Gain on Other Investments	(509)	(280)
Other-than-Temporary Impairment on Available for Sale Securities	6,736	-
Impairment of and Loss on Sale of Property and Equipment	7,269	37
Gain on Sale of Loans Available for Sale	(158)	(232)
Provision for Loan Loss, Legal Proceedings, Bad Debts and Other Accruals	109,218	26,897
Stock-Based Compensation Expense	12,358	15,854
Loss on Company-Owned Life Insurance	14,979	7,592

(Increase) Decrease in Operating Assets:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	(764,981)	(555,519)
Receivables:
Brokerage Clients, Net	584,491	(6,540)
Stock Borrowed	177,246	551,220
Broker-Dealers and Clearing Organizations	152,707	64,331
Other	(77,832)	(13,497)
Securities Purchased Under Agreements to Resell and Other Collateralized
Financings, Net of Securities Sold Under Agreements to Repurchase	(129,536)	(80,569)
Trading Instruments, Net	(52,156)	89,620
Proceeds from Sale of Loans Available for Sale	12,632	19,843
Origination of Loans Available for Sale	(14,282)	(19,865)
Prepaid Expenses and Other Assets	101,067	(50,500)
Minority Interest	(11,699)	(2,679)

Increase (Decrease) in Operating Liabilities:
Payables:
Brokerage Clients	423,977	467,046
Stock Loaned	(177,142)	(533,309)
Broker-Dealers and Clearing Organizations	(164,730)	67,683
Trade and Other	3,514	5,215
Accrued Compensation, Commissions and Benefits	(108,412)	(98,403)
Income Taxes Payable	-	(13,683)

Net Cash Provided by Operating Activities	172,126	68,424

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued)

	Six Months Ended
	March 31,	March 31,
	2009	2008

Cash Flows from Investing Activities:
Additions to Property and Equipment, Net	(23,110)	(19,659)
Bank Loan Originations and Purchases	(1,758,135)	(3,020,829)
Bank Loan Repayments and Increase in Unearned Fees, net	1,185,425	1,231,698
Purchases of Private Equity and Other Investments, Net	2,123	(22,574)
Investments in Company-Owned Life Insurance	(10,355)	(47,818)
Investments in Real Estate Partnerships-Held by Variable Interest Entities	(28,358)	(10,398)
Repayments of Loans by Investor Members of Variable Interest Entities Related
to Investments in Real Estate Partnerships	1,391	4,436
Securities Purchased Under Agreements to Resell, Net	(45,000)	(115,000)
Purchases of Available for Sale Securities	(82,516)	(189,565)
Available for Sale Securities Maturations and Repayments	57,385	45,626

Net Cash Used in Investing Activities	(701,150)	(2,144,083)

Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, Net	-	206,904
Repayments of Borrowings, Net	(1,981,667)	(1,119)
Proceeds from Borrowed Funds Related to Company-Owned Life Insurance	38,120	-
Proceeds from Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	2,539	2,890
Repayments of Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	(9,131)	(9,378)
Proceeds from Capital Contributed to Variable Interest Entities
Related to Investments in Real Estate Partnerships	13,411	16,156
Minority Interest	1,441	(8,861)
Exercise of Stock Options and Employee Stock Purchases	20,925	21,810
(Decrease) Increase in Bank Deposits	(405,365)	2,127,036
Purchase of Treasury Stock	(6,571)	(67,243)
Dividends on Common Stock	(26,878)	(26,992)
Excess Tax Benefits from Stock-Based Payment Arrangements	2,874	392

Net Cash (Used in) Provided by Financing Activities	(2,350,302)	2,261,595

Currency Adjustment:
Effect of Exchange Rate Changes on Cash	(4,758)	(4,377)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,884,084)	181,559
Cash Reduced by Deconsolidation of Certain Internally Sponsored
Private Equity Limited Partnerships	(6,217)	-
Cash and Cash Equivalents at Beginning of Year	3,207,493	644,943

Cash and Cash Equivalents at End of Period	$ 317,192	$ 826,502

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ 40,193	$ 262,908
Cash Paid for Income Taxes	$ 82,810	$ 88,065

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

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

During the three months ended March 31, 2009, the Company relinquished control over the general partner of certain internally sponsored private equity limited partnerships. As a result, the Company deconsolidated seven entities during the three months ended March 31, 2009, which had assets of approximately $47.6 million.

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

Certain revisions and reclassifications have been made to the unaudited condensed consolidated financial statements of the prior period to conform to the current period presentation. During the quarter ended December 31, 2008, the Company reclassified cash collateral related to interest rate swap contracts in accordance with FASB Staff Position (“FSP”) FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN No. 39-1”). See Note 2 below for further discussion of the Company’s adoption of this accounting pronouncement. The Condensed Consolidated Statements of Financial Condition were adjusted for the period ended September 30, 2008, which resulted in reclassifications between Broker-Dealers and Clearing Organizations Receivables and Payables, Trading Instruments, and Trading Instruments Sold but Not Yet Purchased, netting to a $22.2 million adjustment between total assets and total liabilities. This reclassification had an immaterial impact to the Condensed Consolidated Statements of Cash Flows for the six months ended, March 31, 2008. In the quarter ended December 31, 2008, a new intersegment component to the Company’s segment reporting was added to reflect total gross revenues by segment with the elimination of intersegment transactions in this new segment. In addition, the methodology for allocating the Company’s corporate bonus pool expense to individual segments was changed. Reclassifications have been made in the segment disclosure for the six months ended March 31, 2008 to conform to this presentation. Additional information is provided in Note 18 below. In the quarter ended December 31, 2008, the Condensed Consolidated Statements of Financial Condition were adjusted to reflect the reclassification of certain other investments from Prepaid Expenses and Other Assets to Other Investments. This reclassification included the Company’s private equity investments and other miscellaneous investments recorded at fair value and totaled $157.2 million at September 30, 2008. The Condensed Consolidated Statements of Cash Flows for the six months ended, March 31, 2008 were adjusted for this reclassification, which resulted in a net increase of $25.3 million in cash flows provided by operating activities with the offset to cash flows used in investing activities. In addition, for the six months ended, March 31, 2008 the Condensed Consolidated Statements of Cash Flows were adjusted for a $47.8 million reclassification of investments in company-owned life insurance from an operating activity to an investing activity.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies to expand its disclosures regarding derivative instruments and hedging activities to include how and why an entity is using a derivative instrument or hedging activity, an explanation of its accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and how this instrument affects the entity’s financial position and performance as well as cash flows. SFAS 161 also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures which amends SFAS No.107, “Disclosures about Fair Value of Financial Instruments”. The Company adopted SFAS 161 for the quarter ended March 31, 2009. See Note 10 below for information regarding the impact the adoption of SFAS 161 had on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128," and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. This FSP is effective for fiscal years beginning after December 15, 2008 (October 1, 2009 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS No. 140-4 and FIN 46R-8, “Disclosures about Transfers of Financial Assets and Interest in Variable Interest Entities”. FSP SFAS No. 140-4 and FIN 46R-8 require companies to provide additional disclosures about transfers of financial assets and their involvement with VIEs in addition to certain disclosures which apply to companies acting as the transferor, sponsor, servicer, primary beneficiary, or qualifying special purpose entity. These disclosures are intended to provide greater transparency to financial statement users regarding a company’s involvement with transferred financial assets and VIEs. The Company adopted this interpretation effective October 1, 2008. See Note 7 below for the required disclosures under FSP SFAS No. 140-4 and FIN 46R-8.

In January 2009, the FASB issued FSP EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interest That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. In addition, this interpretation retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. The Company adopted this interpretation effective October 1, 2008. See Note 5 below for the impact the adoption of FSP EITF No. 99-20-1 had on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS No. 141R-1”).  FSP SFAS No. 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FSP eliminates the distinction between contractual and noncontractual contingencies, including the initial recognition and measurement criteria in SFAS 141R. FSP SFAS No. 141R-1 is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (October 1, 2009 for the Company). Earlier application is prohibited.

In April 2009, the FASB issued FSP SFAS No.157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is still the price that would be received to sell the asset in an orderly transaction between market participants as of the measurement date under current  market conditions. Although this FSP is effective for the Company on April 1, 2009, the Company adopted FSP SFAS No. 157-4 on January 1, 2009 as early adoption is permitted. See Note 3 below for the impact the adoption of FSP SFAS No. 157-4 had on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2 and SFAS 124-2”). FSP SFAS No. 115-2 and SFAS 124-2 amends the other-than-temporary impairment guidance for debt securities classified as available-for-sale and held-to-maturity to shift the focus from an entity’s intent to hold until recovery to its intent or requirement to sell. This guidance is to be applied to previously other-than-temporarily impaired debt securities existing as of the effective date by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment, if material, would reclassify the non-credit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. In addition, this interpretation includes expanded presentation and disclosure requirements. Although this FSP is effective for the Company on April 1, 2009, the Company adopted FSP SFAS No. 115-2 and SFAS 124-2 on January 1, 2009 as early adoption is permitted. See Note 5 below for the impact the adoption of FSP SFAS No. 115-2 and SFAS 124-2 had on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB 28-1”). FSP SFAS No. 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107 to interim reporting periods. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009 (April 1, 2009 for the Company).

NOTE 3 - FAIR VALUE:

The Company adopted SFAS 157 and FSP SFAS No. 157-3 on October 1, 2008. The adoption of these pronouncements did not have any impact on the financial position or operating results of the Company. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments and assets and liabilities recognized at fair value in the financial statements on a recurring basis in accordance with SFAS 157. FSP SFAS No. 157-2 delays the effective date of SFAS 157 (until October 1, 2009 for the Company) for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis. As such, the Company has not applied SFAS 157 to the impairment tests or assessments under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”), real estate owned and nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

In April 2009, the FASB issued FSP SFAS No. 157-4. See Note 2 above for additional information. Although this FSP is effective for the Company on April 1, 2009, the Company elected to early adopt FSP SFAS No. 157-4 on January 1, 2009. As a result, the Company changed the valuation technique used for certain available for sale securities and redefined its major security types used in its trading instruments disclosure by separating mortgage backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) from corporate obligations and agency securities. See below for additional information.

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

Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with SFAS 157, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, the Company’s definition of actively traded was based on average daily volume and other market trading statistics. The Company considered the market for other types of financial instruments, including certain non-U.S. agency government securities and certain collateralized debt obligations, to be inactive as of March 31, 2009. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

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

Positions in illiquid securities that do not have readily determinable fair values require significant management judgment or estimation. For these securities the Company uses pricing models, discounted cash flow methodologies, or similar techniques. Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. Examples include certain municipal debt securities, certain CMOs, certain asset backed securities (“ABS”) and equity securities in private companies. For certain collateralized mortgage obligations, where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, securities are currently classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable should markets for these securities become more active in the future.

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

Available for Sale Securities

Available for sale securities are comprised primarily of CMOs and other residential mortgage related debt securities. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses, net of deferred taxes, reported in shareholders' equity as a component of accumulated other comprehensive income. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information. The fair value of available for sale securities is determined by obtaining third party bid quotations based upon observable data including benchmark yields, reported trades, other broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, other bids, offers, new issue data, monthly payment information, collateral performance, and reference data including market research publications. Changes to fair value are recognized in Other Comprehensive Income. See Note 5 of the Notes to Condensed Consolidated Financial Statements for information regarding other–than-temporary impairment. Upon adopting FSP SFAS No. 157-4, the Company changed the valuation technique used for certain non-agency CMOs as a result of the significant decrease in the volume and level of activity for these securities. The Company utilizes a discounted cash flow analysis to determine which fair value indicator previously mentioned is most representative of fair value under the current market conditions. This change resulted in an increase in the fair value of certain non-agency CMOs of approximately $18.6 million as compared to the previous methodology. This change in fair value represents approximately 8% of the total fair value of all non-agency CMOs. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

If these sources are not available, are deemed unreliable, or when an active market does not exist, then the fair value is estimated using  pricing models or discounted cash flow analyses, using observable market data where available as well as unobservable inputs provided by management. The assumptions utilized by these valuation techniques include the Company’s best estimate of future delinquencies, loss severities, defaults and prepayments. Securities valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Private Equity Investments

Private equity investments, held primarily by the Company’s Proprietary Capital segment, consist of various direct and third party private equity and merchant banking investments. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. Direct private equity investments are valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued based on the financial statements of the partnerships which commonly use similar methodologies. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Other Investments

Other investments consist predominantly of Canadian government bonds. The fair value of these bonds is estimated using recent external market transactions. Such bonds are classified within Level 1 of the fair value hierarchy.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are presented below:

				FIN 39
March 31, 2009 (in 000’s)	Level 1	Level 2	Level 3	Netting (1)	Total

Assets:
Cash Equivalents	$ 15,101	$ -	$ -	$ -	$ 15,101
Trading Instruments:
Provincial and Municipal
Obligations	698	49,942	7,962	-	58,602
Corporate Obligations	6,929	8,638	3,834	-	19,401
Government Obligations	19,312	-	-	-	19,312
Agency MBS and CMOs	-	53,376	-	-	53,376
Non-Agency CMOs and ABS	-	-	15,484	-	15,484
Total Debt Securities	26,939	111,956	27,280	-	166,175
Derivative Contracts	-	232,166	-	(147,890)	84,276
Equity Securities	63,476	751	-	-	64,227
Other Securities	217	4,661	-	-	4,878
Total Trading Instruments	90,632	349,534	27,280	(147,890)	319,556

Available for Sale Securities:
Agency MBS and CMOs	-	305,386	-	-	305,386
Non-Agency CMOs	-	222,722	5,323	-	228,045
Other Securities	3	5,008	-	-	5,011
Total Available for Sale Securities	3	533,116	5,323	-	538,442

Private Equity and Other Investments:
Private Equity Investments	-	-	130,902	-	130,902
Other Investments	41,860	5,656	221	-	47,737
Total Private Equity and Other
Investments	41,860	5,656	131,123	-	178,639

Other Assets	-	41	-	-	41
Total	$ 147,596	$ 888,347	$ 163,726	$ (147,890)	$ 1,051,779

Liabilities:
Trading Instruments Sold but
Not Yet Purchased:
Provincial and Municipal
Obligations	$ -	$ 547	$ -	$ -	$ 547
Corporate Obligations	44	366	-	-	410
Government Obligations	15,170	-	-	-	15,170
Agency MBS and CMOs	741	-	-	-	741
Total Debt Securities	15,955	913	-	-	16,868
Derivative Contracts	-	211,382	-	(161,141)	50,241
Equity Securities	10,016	4	-	-	10,020
Other Securities	9	10	-	-	19
Total Trading Instruments Sold
but Not Yet Purchased	25,980	212,309	-	(161,141)	77,148

Other Liabilities	-	-	253	-	253
Total	$ 25,980	$ 212,309	$ 253	$ (161,141)	$ 77,401

(1) As permitted under FSP FIN No. 39-1, the Company has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

Level 3 Items Measured at Fair Value on a Recurring Basis

Assets and liabilities are considered Level 3 instruments when their value is determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 instruments also include those for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2009, 5.81% and 0.48% of the Company’s total assets and total liabilities, respectively, represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2009 represented 0.90% of the Company’s total assets.

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended March 31, 2009:

							Change in
							Unrealized
	Level 3 Financial Assets at Fair Value						Gains/
			Total				(Losses)
			Unrealized				Related to
		Total Realized	Gains/(Losses)	Purchases,			Financial
		/Unrealized	Included in	Issuances,	Transfers		Instruments
	Fair Value,	Gains/(Losses)	Other	and	In and/	Fair Value,	Held at
Three Months Ended	December 31,	Included in	Comprehensive	Settlements,	or Out of	March 31,	March 31,
March 31, 2009 (in 000’s)	2008	Earnings	Income	Net	Level 3	2009	2009

Assets:
Trading Instruments:
Provincial and Municipal
Obligations	$ 8,028	$ (66)	$ -	$ -	$ -	$ 7,962	$ (66)
Corporate Obligations	1,114	-	-	(1,114)	3,834[1]	3,834	-
Non-Agency CMOs and
ABS	17,446	(1,617)	-	(345)	-	15,484	(1,863)

Available for Sale Securities:
Non-Agency CMOs	7,434	(5,396)	3,304	(19)	-	5,323	(5,396)

Private Equity and Other
Investments:
Private Equity Investments	157,176	(45)	-	(26,229)[2]	-	130,902	-
Other Investments	714	99	-	(592)	-	221	-

Liabilities:
Other Liabilities	$ 267	$ 14	$ -	$ -	$ -	$ 253	$ (20)

1)
The level classification transfer of a corporate obligation was driven by changes in the price transparency for the security. This classification transfer occurred as of the end of the reporting period.

2)
Excluding the impact of the deconsolidation of certain internally sponsored private equity limited partnerships, the purchases of private equity investments net of any distributions received was $2.3 million for the period presented. See Note 1 above for additional information.

							Change in
							Unrealized
	Level 3 Financial Assets at Fair Value						Gains/
			Total				(Losses)
			Unrealized				Related to
		Total Realized	Gains/(Losses)	Purchases,			Financial
		/Unrealized	Included in	Issuances,	Transfers		Instruments
	Fair Value,	Gains/(Losses)	Other	and	In and/	Fair Value,	Held at
Six Months Ended	September 30,	Included in	Comprehensive	Settlements,	or Out of	March 31,	March 31,
March 31, 2009 (in 000’s)	2008	Earnings	Income	Net	Level 3	2009	2009

Assets:
Trading Instruments:
Provincial and Municipal
Obligations	$ 7,107	$ (416)	$ -	$ 1,271	$ -	$ 7,962	$ (416)
Corporate Obligations	-	(138)	-	138	3,834[1]	3,834	(138)
Non-Agency CMOs and					-	-
ABS	20,220	(2,613)	-	(2,123)	-	15,484	(2,996)

Available for Sale Securities:
Non-Agency CMOs	8,710	(5,967)	2,656	(76)	-	5,323	(5,967)

Private Equity and Other
Investments:
Private Equity Investments	153,282	(375)	-	(22,005)[2]	-	130,902	(247)
Other Investments	844	132	-	(755)	-	221	(130)

Liabilities:
Other Liabilities	$ 178	$ (75)	$ -	$ -	$ -	$ 253	$ (109)

1)
The level classification transfer of a corporate obligation was driven by changes in the price transparency for the security. This classification transfer occurred as of the end of the reporting period.

2)
Excluding the impact of the deconsolidation of certain internally sponsored private equity limited partnerships, the purchases of private equity investments net of any distributions received was $6.5 million for the period presented. See Note 1 above for additional information.

Gains and losses (realized and unrealized) included in earnings for the three and six months ended March 31, 2009 are reported in net trading profits and other revenues in the Company’s statements of income as follows:

	Net Trading	Other
Three Months Ended March 31, 2009 (in 000’s)	Profits	Revenues

Total gains or losses included in earnings	$ (1,683)	$ (5,328)

Change in unrealized gains or losses relating to assets
still held at reporting date	$ (1,929)	$ (5,416)

	Net Trading	Other
Six Months Ended March 31, 2009 (in 000’s)	Profits	Revenues

Total gains or losses included in earnings	$ (3,167)	$ (6,285)

Change in unrealized gains or losses relating to assets
still held at reporting date	$ (3,550)	$ (6,453)

Nonrecurring Fair Value Measurements

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when there is evidence of impairment. These instruments are measured at fair value on a nonrecurring basis and include certain loans that have been deemed impaired.

When a loan held for investment is deemed impaired, a creditor measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the fair value of the loan cash flow or on the fair value of the underlying collateral if the loan is collateral supported. As of March 31, 2009, loans deemed to be impaired were subsequently measured at fair value totaling $67.6 million, net of amounts charged off and a $22.2 million allowance for loan losses.

The following table presents financial instruments by level within the fair value hierarchy at March 31, 2009, for which a nonrecurring change in fair value was recorded during the year ended March 31, 2009.

Fair Value Measurements
(in 000’s)	Level 1	Level 2	Level 3	Total

Assets:
Loans	$ -	$ -	$ 67,588	$ 67,588

The adjustments to fair value of these loans resulted in $49.4 million in losses for the three and six months ended March 31, 2009.

Fair Value Option

Effective October 1, 2008, the Company adopted SFAS 159. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities on an instrument by instrument basis. The Company elected not to adopt the fair value option for any other financial assets and liabilities as permitted by SFAS 159.

NOTE 4 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:

	March 31, 2009		September 30, 2008
		Instruments		Instruments
		Sold but		Sold but
	Trading	Not Yet	Trading	Not Yet
	Instruments	Purchased	Instruments	Purchased
	(in 000's)

Provincial and Municipal Obligations	$ 58,602	$ 547	$ 101,748	$ 79
Corporate Obligations	19,401	410	34,617	-
Government Obligations	19,312	15,170	28,896	82,062
Agency MBS and CMOs	53,376	741	60,260	25
Non-Agency CMOs and ABS	15,484	-	9,811	-
Total Debt Securities	166,175	16,868	235,332	82,166

Derivative Contracts	84,276	50,241	35,315	19,302
Equity Securities	64,227	10,020	42,391	22,288
Other Securities	4,878	19	970	-
Total	$ 319,556	$ 77,148	$ 314,008	$ 123,756

Auction rate securities totaling $6.1 million and $16.8 million at March 31, 2009 and September 30, 2008, respectively, are predominately included in Municipal Obligations in the table above. At both March 31, 2009 and September 30, 2008 these securities were carried at par, which is management’s estimate of fair value. The Company believes most of the remainder of these securities will be redeemed at par, within a reasonable time period, by virtue of call provisions, as issuers refinance their bonds to reduce the higher levels of debt service resulting from recent failed auctions. There were no auction rate securities in Trading Instruments Sold but Not Yet Purchased as of March 31, 2009 or September 30, 2008.

See Note 3 above for information regarding the fair value of Trading Instruments and Trading Instruments Sold but Not Yet Purchased.

NOTE 5 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of CMOs and other residential mortgage-related debt securities owned by RJBank, and certain equity securities owned by the Company's non-broker-dealer subsidiaries. There were no proceeds from the sale of available for sale securities for the three and six months ended March 31, 2009 and 2008.

The amortized cost and fair values of securities available for sale at March 31, 2009 and September 30, 2008 are as follows:

	March 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Agency Mortgage Backed Securities and Collateralized Mortgage
Obligations	$ 309,461	$ 86	$ (4,161)	$ 305,386
Non-Agency Collateralized Mortgage Obligations	370,834	-	(142,789)	228,045
Other Securities	5,000	8	-	5,008

Total RJBank Available for Sale Securities	685,295	94	(146,950)	538,439

Other Securities	3	-	-	3

Total Available for Sale Securities	$ 685,298	$ 94	$ (146,950)	$ 538,442

	September 30, 2008
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Agency Mortgage Backed Securities and Collateralized Mortgage Obligation
Obligations	$ 262,823	$ 82	$ (3,907)	$ 258,998
Non-Agency Collateralized Mortgage Obligations	404,044	-	(85,116)	318,928

Total RJBank Available for Sale Securities	666,867	82	(89,023)	577,926

Other Securities	3	4	-	7

Total Available for Sale Securities	$ 666,870	$ 86	$ (89,023)	$ 577,933

See Note 3 above for additional information regarding the fair value of available for sale securities.

The following table shows the contractual maturities, carrying values and current yields for RJBank's available for sale securities at March 31, 2009. Since RJBank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Balance	Average	Balance	Average	Balance	Average	Balance	Average	Balance	Average
	Due	Yield	Due	Yield	Due	Yield	Due	Yield	Due	Yield
	($ in 000’s)
Agency
Mortgage
Backed
Securities	$ -	-	$ 17,110	1.77%	$ 109,779	1.53%	$ 178,497	1.60%	$ 305,386	1.58%
Non-Agency
Collateralized
Mortgage
Obligations	-	-	-	-	-	-	228,045	9.64%	228,045	9.64%
Other Securities	-	-	5,008	1.33%	-	-	-	-	5,008	1.33%
	$ -		$ 22,118		$ 109,779		$ 406,542		$ 538,439

The following table shows RJBank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in 000’s)
Agency Mortgage Backed Securities and
Collateralized Mortgage Obligations	$ 155,302	$ (2,081)	$ 107,386	$ (2,080)	$ 262,688	$ (4,161)

Non-Agency Collateralized Mortgage
Obligations	130,646	(62,293)	97,179	(80,496)	227,825	(142,789)

Total Temporarily Impaired Securities	$ 285,948	$ (64,374)	$ 204,565	$ (82,576)	$ 490,513	$ (146,950)

The reference point for determining when securities are in a loss position is quarter end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency Mortgage Backed Securities and Collateralized Mortgage Obligations

The Federal National Mortgage Association or Federal Home Loan Mortgage Corporation, both of which were placed under the conservatorship of the U.S. Government on September 7, 2008, as well as the Government National Mortgage Association, guarantee the contractual cash flows of the agency mortgage backed securities. At March 31, 2009, of the 103 U.S. government-sponsored enterprise mortgage backed securities in a continuous unrealized loss position, 53 were in a continuous unrealized loss position for less than 12 months and 50 for 12 months or more. The unrealized losses at March 31, 2009 were primarily due to the continued illiquidity and uncertainty in the markets. The Company does not consider these securities other-than-temporarily impaired due to the guarantee provided by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association as to the full payment of principal and interest.

Non-Agency Collateralized Mortgage Obligations

As of March 31, 2009 and including subsequent ratings changes, $74.0 million of the non-agency collateralized mortgage obligations were rated AAA by two rating agencies and $154.0 million were rated less than AAA by at least one rating agency. Of the 28 non-agency collateralized mortgage obligations in a continuous unrealized loss position, 11 were in a continuous unrealized loss position for less than 12 months and 17 for 12 months or more.  All of the non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as loan to value (“LTV”) ratio, credit scores, property type, location and the current level of credit enhancement. Current characteristics of each security owned such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage are reviewed monthly by management.

The Company adopted FSP SFAS No. 115-2 and SFAS 124-2 on January 1, 2009. See Note 2 above for additional information. The Company did not record a cumulative-effect adjustment upon adoption of this guidance as the adjustment was deemed to be immaterial.

For securities in an unrealized loss position at quarter end, the Company makes an assessment whether these securities are impaired on an other-than-temporary basis. In order to evaluate the Company’s risk exposure and any potential impairment of these securities, characteristics of each security owned such as collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses and collateral coverage are reviewed monthly by management. The following factors are considered to determine whether an impairment is other-than-temporary: the Company’s intention to sell the security, the Company’s assessment of whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that the Company will recover the entire amortized cost basis of a security outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry, forecasted performance of the security, and any changes to the rating of the security by a rating agency.

In applying FSP SFAS No. 115-2 and SFAS 124-2 and FSP EITF 99-20-1, which amended EITF 99-20, the Company determines the cash flows expected to be collected for each security based upon its best estimate of future delinquencies, loss severity and prepayments to determine the probability of future losses resulting in other-than-temporary impairment. Since the decline in fair value of the securities presented in the table above is not attributable to credit quality but to a significant widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the markets, and because the Company does not intend to sell these securities and it is highly unlikely these securities will have to be sold, it does not consider these securities to be other-than-temporarily impaired as of March 31, 2009. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded in other comprehensive income. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. The previous amortized cost basis of the security less the other-than-temporary impairment recognized in earnings establishes the new cost basis for the security.

As of March 31, 2009, those debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted entirely of non-agency collateralized mortgage obligations. The Company estimates the portion of loss attributable to credit using a discounted cash flow model. The Company’s discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The Company then uses a third party vendor to obtain information about the structure of the security in order to determine how the underlying collateral cash flows will be distributed to each of the security’s tranches. Expected principal and interest cash flows on the impaired debt security are discounted using the effective interest rate implicit in the security at the time of acquisition or at the current yield used to accrete the beneficial interest for securities coming within the scope of EITF 99-20.

Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency collateralized mortgage obligations. It is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future other-than-temporary impairment losses. Significant assumptions used in the valuation of non-agency collateralized mortgage obligations include default rates from 1.0% to 26.2% with a weighted average of 10.4%, loss severity from 2.0% to 63.7% with a weighted average of 38.7% and prepayment rates of 18%. These assumptions are subject to change depending on a number of factors such as economic conditions, changes in home prices, delinquency and foreclosure statistics, among others. Events that may trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

Four non-agency CMOs were considered to be other-than-temporarily impaired as of March 31, 2009 including the addition of two non-agency CMOs that were not previously considered to be other-than-temporarily impaired. Even though there is no intent to sell these securities and it is highly unlikely these securities will have to be sold, the Company does not expect to recover the entire amortized cost basis of these securities, and therefore, recorded $6.2 million of other-than-temporary impairment in other revenue and recognized $4.8 million in accumulated other comprehensive income during the three months ended March 31, 2009. The Company recorded $6.7 million of other-than-temporary impairment in other revenue and recognized $4.8 million in accumulated other comprehensive income for the six months ended March 31, 2009. No securities were identified as other-than-temporarily impaired during the three and six months ended March 31, 2008.

Changes in the amount related to credit losses recognized in earnings on available for sale debt securities:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	($ in 000’s)

Amount related to credit losses on securities held
by the Company at the beginning of the period	$ 5,440	$ -	$ 4,869	$ -
Additions for the amount related to credit loss for
which an OTTI was not previously recognized (1)	5,376	-	5,376	-
Additional increases to the amount related to credit
loss for which an OTTI was previously
recognized (1)	789	-	1,360	-
Amount related to credit losses on securities held
by the Company at the end of the period	$ 11,605	$ -	$ 11,605	$ -

1)	The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis.

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

	March 31,		September 30,
	2009		2008
	Balance	%	Balance	%
	($ in 000’s)

Commercial Loans	$ 895,158	12%	$ 725,997	10%
Real Estate Construction Loans	373,514	5%	346,691	5%
Commercial Real Estate Loans (1)	3,668,175	47%	3,528,732	49%
Residential Mortgage Loans	2,781,016	36%	2,599,567	36%
Consumer Loans	15,948	-	23,778	-

Total Loans	7,733,811	100%	7,224,765	100%

Net Unearned Income and Deferred Expenses (2)	(42,518)		(41,383)
Allowance for Loan Losses	(141,343)		(88,155)

	(183,861)		(129,538)

Loans, Net	$ 7,549,950		$ 7,095,227

(1)
Of this amount, $1.4 billion and $1.2 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of March 31, 2009 and September 30, 2008, respectively. The remainder is wholly or partially secured by real estate, the majority of which are also secured by other assets of the borrower.

(2)	Includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At March 31, 2009 and September 30, 2008, RJBank had $170 million and $1.7 billion, respectively, in Federal Home Loan Bank of Atlanta (“FHLB”) advances secured by a blanket lien on RJBank's residential mortgage loan portfolio. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the FHLB advances.

At March 31, 2009 and September 30, 2008, RJBank had $2.3 million and $524,000 in residential mortgage loans available for sale, respectively. RJBank's gain from the sale of originated residential loans available for sale was $158,000 and $232,000 for the six months ended March 31, 2009 and 2008, respectively.

During the March 31, 2009 quarter, RJBank became a participant in the Small Business Administration (“SBA”) loan market by purchasing the guaranteed portions of SBA Section 7(a) loans. Most SBA 7(a) loans have adjustable rates and float at a spread over prime or LIBOR and reset monthly or quarterly. Once purchased, RJBank will typically hold the guaranteed loan for up to 180 days and classify them as held for sale. RJBank will aggregate like SBA loans by similar characteristics into pools for securitization to the secondary market. Occasionally, an individual loan may be sold prior to securitization. At March 31, 2009, RJBank had $3.6 million in SBA loans held for sale. There has been no securitization activity or sales to date.

Certain officers, directors, and affiliates, and their related entities were indebted to RJBank for a total of $1.8 million and $1.9 million at March 31, 2009 and September 30, 2008, respectively. All such loans were made in the ordinary course of business.

Loan interest and fee income for the three months ended March 31, 2009 and 2008 was $81.1 million and $89.4 million, respectively. Loan interest and fee income for the six months ended March 31, 2009 and 2008 was $180.7 million and $173.6 million, respectively.

The following table shows the contractual maturities of RJBank’s loan portfolio at March 31, 2009, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table:

	Due in
	1 Year or Less	1 Year – 5 Years	>5 Years	Total
	(in 000’s)

Commercial Loans	$ 10,667	$ 729,302	$ 155,189	$ 895,158
Real Estate Construction Loans	121,894	234,535	17,085	373,514
Commercial Real Estate Loans (1)	292,232	2,928,518	447,425	3,668,175
Residential Mortgage Loans	805	8,717	2,771,494	2,781,016
Consumer Loans	2,126	1,215	12,607	15,948

Total Loans	$ 427,724	$ 3,902,287	$ 3,403,800	$ 7,733,811

(1)
Of this amount, $1.4 billion and $1.2 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of March 31, 2009 and September 30, 2008, respectively. The remainder is wholly or partially secured by real estate, the majority of which are also secured by other assets of the borrower.

RJBank classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets:

	March 31,	September 30,
	2009	2008
	($ in 000’s)

Nonaccrual Loans	$ 117,491	$ 52,033
Accruing Loans Which are 90 Days or more
Past Due	25,147	6,131

Total Nonperforming Loans	142,638	58,164

Real Estate Owned and Other
Repossessed Assets, Net	12,010	4,144

Total Nonperforming Assets, Net	$ 154,648	$ 62,308

Total Nonperforming Assets as a % of
Total Loans, Net and Other Real Estate Owned, Net	2.05%	0.88%

The gross interest income related to non-performing loans, which would have been recorded had these loans been current in accordance with their original terms totaled $1.3 million for the quarter ended March 31, 2009 or $3.8 million since origination. The interest income recognized on nonaccrual loans for the quarter ended March 31, 2009 was $85,000. As of March 31, 2009, there were eight loans which RJBank considered to be impaired in the corporate loan portfolio totaling $86.2 million included in nonaccrual loans. In addition, there were eight loans which RJBank considered to be impaired in the residential loan portfolio totaling $3.6 million. The Company has established reserves totaling $22.2 million against these sixteen loans. One corporate loan represents 31.6% of the impaired corporate loans and 38.9% of the reserves against the total impaired loans as of March 31, 2009. The average balance of the impaired loans was $45.3 million for the six months ended March 31, 2009. RJBank considers a loan to be impaired when it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan agreement. Of the $34.2 million in charge-offs related to corporate loans during the quarter ended March 31, 2009, $32.7 million is related to these impaired loans, of which one loan is 81.6% of the total. As of March 31, 2009, four of these impaired corporate loans totaling $43.3 million were classified as a troubled debt restructuring.  One loan represents 62.8% of the total troubled debt restructurings in the corporate portfolio. At the time of its restructuring in the December 2008 quarter, RJBank increased its commitment to one loan by $894,000. As of March 31, 2009 RJBank had commitments to lend an additional $1.4 million to one borrower whose existing loan was classified as a troubled debt restructuring. As of March 31, 2009 five of the impaired residential loans totaling $1.7 million were classified as troubled debt restructuring.

Changes in the allowance for loan losses at RJBank were as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	($ in 000’s)

Allowance for Loan Losses,
Beginning of Period	$ 106,140	$ 59,256	$ 88,155	$ 47,022
Provision For Loan Losses	74,979	11,113	99,849	23,933
Charge-Offs:
Commercial Real Estate Loans	(34,152)	-	(37,294)	(372)
Residential Mortgage Loans	(5,934)	(216)	(9,677)	(430)

Total Charge-Offs	(40,086)	(216)	(46,971)	(802)

Total Recoveries	310	66	310	66

Net Charge-Offs	(39,776)	(150)	(46,661)	(736)

Allowance for Loan Losses,
End of Period	$ 141,343	$ 70,219	$ 141,343	$ 70,219

Net Charge-Offs to Average Bank
Loans, Net Outstanding (Annualized)	2.05%	0.01%	1.21%	0.03%

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

Additionally, every residential and consumer loan over 60 days past due is reviewed by RJBank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. RJBank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential or consumer loan over 60 days past due. Charge-offs are considered on residential mortgage loans once the loans are delinquent 90 days or more. A charge-off is taken for the difference between the loan amount and the amount that RJBank feels will ultimately be collected, based on the value of the underlying collateral less costs to sell. Updated collateral valuations are obtained to determine the amounts to be charged off. The property values are adjusted for anticipated selling costs and the balance is charged off against reserves. These loans are periodically evaluated for additional loss exposure and are reviewed in a monthly delinquency meeting jointly administered by retail banking and credit risk managers. An initial charge-off is generally taken when the loan is between 90 and 120 days past due. Additional charge-offs are taken if the value of the collateral decreases further.

Corporate loans are monitored on an individual basis, and the loan grade is reviewed at least quarterly to ensure the reserves are appropriate. When RJBank determines that it is likely that a corporate loan will not be collected in full, reserves are evaluated in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan” (“SFAS 114”). After consideration of the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the reserve deemed to be a confirmed loss, if any, is charged off. For collateral dependent corporate loans secured by real estate, the amount of the reserve considered a confirmed loss and charged off is generally equal to the difference between the recorded investment in the loan and the appraised value less costs to sell. Appraisals on these impaired loans are updated at least annually and more frequently in certain geographies or at management’s discretion. For other corporate loans, RJBank evaluates all sources of repayment, including the estimated liquidation value of collateral pledged, to arrive at the amount considered to be a loss and charged off. Similar to retail banking, corporate banking and credit risk managers also hold a monthly meeting to review criticized credits. Additional charge-offs are taken when the value of the collateral changes or there is a change in the expected source of repayment. Due to the unique characteristics of individual corporate loans, charge-offs have occurred at various points, with an average number of days past due at charge-off of approximately 90 days.

In addition to the allowance for loan losses shown net of Bank Loans, Net, RJBank had reserves for unfunded lending commitments included in Trade and Other Payables of $8.9 million and $9.2 million at March 31, 2009 and September 30, 2008, respectively. RJBank reserves for its unfunded commitments based upon product type and expected funding probabilities for fully binding commitments. This will provide some reserve variability over different periods depending upon the product type mix of the loan portfolio at the time and future funding expectations. Impaired loans which have unfunded lending commitments are analyzed in conjunction with the SFAS 114 impaired reserve process.

RJBank’s net interest income after provision for loan losses for the quarter ended March 31, 2009 and 2008 was $9.0 million and $36.9 million, respectively. RJBank’s net interest income after provision for loan losses for the six months ended March 31, 2009 and 2008 was $78.6 million and $59.3 million, respectively.

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

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only; payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At March 31, 2009 and September 30, 2008, these loans totaled $2.0 billion. These loans are underwritten based on a variety of factors including the borrower’s credit history, debt to income ratio, employment, the loan-to-value (“LTV”) ratio, and the borrower’s disposable income and cash reserves. In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors. Loans with aggregate balances totaling $293.6 million at March 31, 2009 were scheduled to re-price within the next six months. A large percentage of these loans were projected to adjust to a lower payment than the current payment.

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

High LTV loans include all mortgage loans where the LTV is greater than or equal to 90% and the borrower has not provided other credit support or purchased private mortgage insurance (“PMI”). At March 31, 2009 and September 30, 2008, RJBank held $460,000 and $472,000, respectively, in total outstanding balances for these loans.

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

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company makes non-recourse loans to these employees for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. Given the EIF Funds’ purpose and design, the Company is deemed to be the entity/person most closely associated with these VIEs. As a result, the Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $18.3 million at March 31, 2009. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. At March 31, 2009 that exposure is approximately $2.7 million.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 53 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in other limited partnerships which purchase and develop low income housing properties qualifying for tax credits (“project partnerships”). These funds do not invest in property directly and therefore are not directly entitled to residuals from the sale of property. As of March 31, 2009, 51 of these tax credit housing funds are VIEs as defined by FIN 46R. RJTCF’s interest in 50 of these  VIEs range from .01% to 1.00% and RJTCF’s interest in the remaining VIE is 53% (See Note 12 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the Company’s interest in Fund 34). The Company’s determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of all relevant facts and circumstances, including: (1) the existence of a principal-agency relationship between investor member(s) and managing member, (2) the relationship and significance of the activities of the VIE to each member, (3) each member’s exposure to the expected losses of the VIE, and (4) the design of the VIE. In the design of tax credit fund VIEs, the overriding premise is that the investor members invest solely for tax attributes associated with the portfolio of low income housing properties held by the VIE, while the managing member, RJTCF, is responsible for overseeing the operations of the VIE. As the managing member or general partner of the tax credit housing funds, RJTCF does not provide guarantees including those related to the delivery or funding of tax credits or other tax attributes to the investor members or limited partners of these tax credit funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investment. Additionally, under the tax credit funds’ designed structure, the investor member(s) or limited partner(s) also receive a greater proportion of any proceeds upon a sale of a Project Partnership by a tax credit fund (fund level residuals) than does the managing member or general partner, RJTCF, of the tax credit fund. The Company concluded that the determination of whether RJTCF is the primary beneficiary of a tax credit fund is primarily dependent upon each respective members’ ownership interest in the VIE. In instances where there is a single investor member that holds 50% or more of the total investor member tax attributes, the managing member, RJTCF, is not deemed to be the primary beneficiary of such VIEs given that one investor member has the majority of the exposure to the expected losses of the VIE. Conversely, for those tax credit fund VIEs where there is not one single investor member holding a 50% or more interest in the tax attributes, then the managing member, RJTCF, is deemed to be the primary beneficiary of such tax credit fund VIEs.

RJTCF has concluded that it is the primary beneficiary in approximately one-fifth of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $276 million at March 31, 2009. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at March 31, 2009, that exposure is approximately $37.9 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at March 31, 2009, that exposure is approximately $2.9 million.

RJTCF’s interest in the two remaining tax credit housing funds that have been determined not to be VIEs are held 99% by RJTCF and are included in the Company’s consolidated financial statements. At March 31, 2009, only one of these funds had any material activity. These funds typically hold interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the fund is sold to third parties. These funds had assets of approximately $2.0 million at March 31, 2009, which is also the Company’s exposure to losses as of March 31, 2009.

See Note 12 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s commitments related to RJTCF.

As of March 31, 2009, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary is the general partner. Given that the Company is not entitled to receive the majority of any residual returns and does not have the ability to significantly influence the financial results of these partnerships, the Company is not the primary beneficiary of these VIEs and accordingly does not consolidate these partnerships. These partnerships have assets of approximately $11.8 million at March 31, 2009. The carrying value of the Company's investment in these partnerships is not material at March 31, 2009.

One of the Company’s restricted stock plans is associated with a trust fund which was established through the Company’s wholly owned Canadian subsidiary. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. Given this trust fund’s purpose and design, the Company, through its Canadian subsidiary, is deemed to be the entity/person most closely associated with this VIE. As a result, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $12 million at March 31, 2009. None of those assets are specifically pledged as collateral for any obligations of the trust fund. The Company's exposure to loss is limited to its contributions to the trust fund and at March 31, 2009, that exposure is approximately $12 million.

NOTE 8 - BANK DEPOSITS:

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits at March 31, 2009 and September 30, 2008:

	March 31, 2009		September 30, 2008
		Weighted		Weighted
		Average		Average
	Balance	Rate (1)	Balance	Rate (1)
	($ in 000's)

Bank Deposits:
NOW Accounts	$ 4,039	0.01%	$ 3,402	0.30%
Demand Deposits (Non-Interest Bearing)	1,830	-	2,727	-
Savings and Money Market Accounts	8,157,377	0.05%	8,520,121	1.58%
Certificates of Deposit	205,846	3.92%	248,207	4.12%
Total Bank Deposits	$ 8,369,092	0.15%	$ 8,774,457	1.65%

(1) Weighted average rate calculation is based on the actual deposit balances at March 31, 2009 and September 30, 2008, respectively.

RJBank had deposits from RJF executive officers and directors of $403,000 and $401,000 at March 31, 2009 and September 30, 2008, respectively.

Scheduled maturities of certificates of deposit and brokered certificates of deposit at March 31, 2009 and September 30, 2008 were as follows:

	March 31, 2009		September 30, 2008
	Denominations		Denominations
	Greater than	Denominations	Greater than	Denominations
	or Equal	Less than	or Equal	Less than
	to $100,000	$100,000	to $100,000	$100,000
	(in 000's)

Three Months or Less	$ 5,042	$ 19,694	$ 12,068	$ 25,820
Over Three Through Six Months	11,034	24,536	12,971	27,996
Over Six Through Twelve Months	8,959	24,932	12,336	38,783
Over One Through Two Years	11,119	29,912	14,592	39,672
Over Two Through Three Years	8,832	16,595	11,520	23,039
Over Three Through Four Years	2,501	7,961	2,442	8,853
Over Four Years	13,855	20,874	8,145	9,970
Total	$ 61,342	$ 144,504	$ 74,074	$ 174,133

Interest expense on deposits is summarized as follows:

	Three Months Ended			Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	(in 000’s)

Certificates of Deposit	$ 2,076	$ 2,847	$ 4,524	$ 5,663
Money Market, Savings and
NOW Accounts	929	51,725	13,564	112,345
Total Interest Expense on Deposits	$ 3,005	$ 54,572	$ 18,088	$ 118,008

NOTE 9 – LOANS PAYABLE:

Loans payable at March 31, 2009 and September 30, 2008 are presented below:

	March 31,	September 30,
	2009	2008
	(in 000's)
Short-Term Borrowings:
Borrowings on Lines of Credit	$ -	$ 200,000
Current Portion of Mortgage Notes Payable	2,733	2,891
Federal Home Loan Bank Advances	120,000	1,900,000
Total Short-Term Borrowings	122,733	2,102,891

Long-Term Borrowings:
Mortgage Notes Payable	57,824	59,333
Federal Home Loan Bank Advances	50,000	50,000
Total Long-Term Borrowings	107,824	109,333

Total Loans Payable	$ 230,557	$ 2,212,224

At March 31, 2009, the Company maintained three 364-day committed and several uncommitted financing arrangements denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At March 31, 2009, the aggregate domestic facilities were $755.1 million and the Canadian line of credit was CDN $20 million. Lenders are under no obligation to lend to the Company under uncommitted credit facilities.

On February 6, 2009, RJF closed on a new $100 million unsecured revolving credit agreement. Draws on the facility are subject to the Company’s receipt of approval from the U.S. Treasury to participate in the Capital Purchase Program. The commitment fee for the new RJF credit agreement is based on credit default swap spreads with a minimum of 0.50% per annum.

Raymond James & Associates, Inc. (“RJA”) maintains a $50 million committed secured line of credit and a $100 million committed tri-party repurchase arrangement, each with a commercial bank. At March 31, 2009, there were no collateralized financings outstanding under either facility. Any tri-party repurchase agreement financings would be included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statement of Financial Condition. Financings under either arrangement would be collateralized by RJA-owned securities. RJA’s committed facilities with the two commercial banks are subject to 0.125% and 0.15% per annum facility fees, respectively.

On April 29, 2009, RJA closed a 364-day, $75 million committed repurchase agreement with a commercial bank. The commitment fee for this facility is 0.12% and the required market value of the collateral ranges from 102% to 120%.

Additionally, RJA maintains $235.1 million in uncommitted secured facilities. At March 31, 2009, RJA also maintained $120 million in uncommitted tri-party repurchase facilities with related parties, including an arrangement with Raymond James Financial Services, Inc. (“RJFS”). RJBank had provided the remaining $60 million of those uncommitted arrangements to RJA. Collateral for loans under secured lines of credit and securities sold under repurchase agreements (collectively “collateral”) are RJA-owned and/or client margin securities, as permitted by regulatory requirements. The required market value of the collateral ranges from 102% to 125% of the cash provided. Even though RJA had $270 million committed or related party collateralized financing arrangements available at March 31, 2009, RJA’s Fixed Income inventory available to serve as collateral is currently substantially less. Unsecured loan facilities available to RJA total $150 million in uncommitted lines of credit.

The interest rates for all of the Company’s financing facilities are variable and are based on the Fed Funds rate, LIBOR, credit default swaps rate, or Canadian prime rate as applicable. Unlike committed credit facilities, uncommitted lenders are not subject to any formula determining the interest rates they may charge on a loan. For the three months ended March 31, 2009, interest rates on the financing facilities ranged from (on a 360 days per year basis) 0.58% to 3.09%. For the three months ended March 31, 2008, those interest rates ranged from 2.63% to 5.81%.

In addition, the Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: one in Turkey totaling $8 million and one in Argentina for $9 million. At March 31, 2009, there were no outstanding balances on the settlement lines in Turkey or Argentina. At March 31, 2009 the aggregate unsecured settlement lines of credit available were $4.4 million, and there were no outstanding balances on these lines. The interest rates for these lines of credit ranged from 4% to 15%. On December 5, 2008, the Company’s Turkish joint venture ceased operations. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for more information.

RJBank had $170 million in FHLB advances outstanding at March 31, 2009, comprised of one short-term, overnight advance and several long-term, fixed rate advances. The weighted average interest rate on these fixed rate advances at March 31, 2009 was 5.19%. The outstanding FHLB advances mature between September 2010 and February 2011. The maximum amount of FHLB advances outstanding at any month-end during the six months ended March 31, 2009 and 2008 was $170 million and $55 million, respectively. The average amounts of FHLB advances outstanding and the weighted average interest rate thereon for the six months ended March 31, 2009 and 2008 were $53.4 million at a rate of 4.94% and $56.8 million at a rate of 5.3%, respectively. These advances are secured by a blanket lien on RJBank's residential loan portfolio granted to FHLB. The FHLB has the right to convert advances totaling $35 million at March 31, 2009 to a floating rate at one or more future dates. RJBank has the right to prepay these advances without penalty if the FHLB exercises its right. The September 30, 2008 FHLB advances included $1.9 billion in overnight advances to meet point in time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. These advances were repaid on October 1, 2008.

Mortgage notes payable evidences a mortgage loan for the financing of the Company's home office complex. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $66 million at March 31, 2009.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS:

The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS 133 , as subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", which establish accounting and reporting standards for derivatives and hedging activities. These statements establish standards for designating a derivative as a hedge. All of the Company’s derivatives do not meet the criteria for designation as a hedge.

The Company adopted SFAS 161 on January 1, 2009. This pronouncement did not have any impact on the financial position or operating results of the Company. SFAS 161 expanded the disclosures regarding the use of derivative instruments and hedging activities.

The Company enters into interest rate swaps and futures contracts as part of its fixed income business to facilitate customer transactions and to hedge a portion of the Company’s trading inventory. These positions are marked to fair value with the related gain or loss and interest recorded in earnings within the statement of income for the period. The revenue related to each category includes realized and unrealized gains and losses on derivative instruments. Cash flows related to these fixed income interest rate contracts are included as Operating Activities (the Trading Instruments, net line) on the Condensed Consolidated Statements of Cash Flows for the period.

Under FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”), the Company elects to net-by-counterparty the fair value of interest rate swap contracts entered into by the Fixed Income Trading group. Certain contracts contain a legally enforceable master netting arrangement and therefore, the fair value of those swap contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition. As of October 1, 2008, the Company adopted FASB Staff Position (“FSP”) FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN No. 39-1”). As the Company elects to net-by-counterparty the fair value of interest rate swap contracts, it also must now net-by-counterparty any collateral exchanged as part of the swap agreement. This cash collateral is recorded net-by-counterparty with the related fair value. The cash collateral included in the net fair value of all open derivative asset positions at March 31, 2009 and September 30, 2008, was $6.2 million and $4.1 million, respectively. The cash collateral included in the net fair value of all open derivative liability positions at March 31, 2009 and September 30, 2008, was $20.6 million and $4.0 million, respectively. The master netting agreement referenced above allows for netting of all individual swap receivables and payables with each counterparty. The credit support annex allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral. The Company’s maximum loss exposure under these interest rate swap contracts at March 31, 2009 is $42.3 million.

To mitigate interest rate risk in a significantly rising rate environment, RJBank purchased three-year term interest rate caps with high strike rates (more than 300 basis points higher than current rates) during the year ended September 30, 2008 that will increase in value if interest rates rise and entitle RJBank to cash flows if interest rates rise above strike rates. These positions are recorded at fair value with any changes in fair value recorded in earnings within the consolidated statement of income for the period. Cash flows related to these interest rate caps are included as Operating Activities (the Prepaid Expenses and Other Assets line) on the Condensed Consolidated Statements of Cash Flows for the period. The Company’s maximum loss exposure under these interest rate cap contracts was $41,000 at March 31, 2009.

The Company has made commitments to provide certain loans of a relatively long duration at a fixed rate of interest (“Permanent Loan Commitments”) directly to certain low income housing project partnerships subject only to those project partnerships meeting certain qualifying criteria within a prospective two-year period. These Permanent Loan Commitments meet the criteria of a derivative per SFAS 133. As such, the Permanent Loan Commitments are recorded at fair value with any changes in fair value recorded in earnings within the consolidated statement of income. Cash flows related to these commitments are reflected in Operating Activities on the Condensed Consolidated Statements of Cash Flows. The Company’s maximum loss exposure under these Permanent Loan Commitments at March 31, 2009 is $5.9 million.

See the table below for the notional and fair value amounts of both the asset and liability derivatives at March 31, 2009 and September 30, 2008:

Asset Derivatives
	March 31, 2009			September 30, 2008
	Balance			Balance
	Sheet	Notional	Fair	Sheet	Notional	Fair
	Location	Amount	Value (1)	Location	Amount	Value (1)
	(in 000’s)			(in 000’s)
Derivatives Not Designated
As Hedging Instruments:

Interest rate contracts:	Trading Instruments	$ 1,850,077	$ 233,326	Trading Instruments	$ 2,121,519	$ 91,521
	Other Assets	1,500,000	41	Other Assets	1,500,000	1,301

(1)
The fair value is shown on a gross basis before netting of cash collateral and by counterparty according to the Company’s legally enforceable master netting arrangements, yet the fair value is shown net in the Condensed Consolidated Statement of Financial Condition.

Liability Derivatives
	March 31, 2009			September 30, 2008
	Balance			Balance
	Sheet	Notional	Fair	Sheet	Notional	Fair
	Location	Amount	Value (1)	Location	Amount	Value (1)
	(in 000’s)			(in 000’s)
Derivatives Not Designated
As Hedging Instruments:

Interest rate contracts:	Trading Instruments			Trading Instruments
	Sold	$ 1,592,381	$ 225,092	Sold	$1,619,172	$74,486
	Trade and Other Payables	5,900	109	Trade and Other	-	-

(1)
The fair value is shown on a gross basis before netting of cash collateral and by counterparty according to the Company’s legally enforceable master netting arrangements, yet the fair value is shown net in the Condensed Consolidated Statement of Financial Condition.

See the table below for the impact of the derivatives not designated as hedging instruments on the consolidated income statement for the three and six months ended March 31, 2009 and 2008, respectively:

	Location of Gain (Loss)
	Recognized In Income	Amount of Gain (Loss) Recognized
	On Derivatives	In Income on Derivatives
		Three Months Ended		Six Months Ended
		March 31,	March 31,	March 31,	March 31,
		2009	2008	2009	2008
		(in 000’s)
Derivatives Not Designated
As Hedging Instruments

Interest rate contracts:	Net Trading Profits	$ 1,911	$1,689	$ 503	$ 692
	Other Revenues	(68)	-	(1,369)	-

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

NOTE 11 - INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on October 1, 2007. The impact of the adoption of FIN 48 resulted in a decrease to beginning retained earnings and an increase to reserves for uncertain tax positions of approximately $4.2 million.

As of March 31, 2009 and September 30, 2008 the total gross unrecognized tax benefits was $5.4 million and $4.9 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income from continuing operations was $4.0 million and $3.5 million at March 31, 2009 and September 30, 2008, respectively.

The Company recognizes the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively.  As of March 31, 2009 and September 30, 2008, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $1.7 million and $1.5 million, respectively.

The Company’s tax liability does not include any accrual for potential taxes, interest or penalties related to tax assessments of the Company’s Turkish joint venture. The Company has fully reserved for its equity interest in this joint venture (see Item 1, “Legal Proceedings” of Part II below for additional information).

The Company files income tax returns in the U. S. federal jurisdiction and various states, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to 2008 for federal tax returns, 2004 for state and local tax returns and 2000 for foreign tax returns. The 2008 and 2009 federal income tax returns are currently being examined under the IRS Compliance Assurance Program. This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The 2008 IRS audit and state audits in process are expected to be completed in fiscal year ending 2009. It is anticipated that the unrecognized tax benefits may decrease by an estimated $180,000 over the next 12 months.

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental"). The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation.  In the event that this airline defaults on its lease commitment and the trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The carrying amount of this leveraged lease with Continental was approximately $8.6 million as of March 31, 2009. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years was originally projected to be 15% of the original cost and has not been adjusted since inception. This lease expires in May 2014.

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

RJBank had $170 million in FHLB advances outstanding at March 31, 2009, comprised of one short-term, overnight advance and several long-term, fixed rate advances. RJBank had $1.8 billion in immediate credit available from the FHLB on March 31, 2009 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more information. At March 31, 2009 and September 30, 2008, no securities other than FHLB stock were pledged by RJBank as collateral with the FHLB for advances.

As of March 31, 2009, RJBank had entered into short-term reverse repurchase agreements totaling $750 million with three counterparties, with individual exposures of $250 million to each counterparty. Although RJBank is exposed to risk that these counterparties may not fulfill their contractual obligations, the Company believes the risk of loss is minimal due to the U.S. Treasury or U.S. Agency securities received as collateral, the creditworthiness of these counterparties, which is closely monitored, and the short duration of these agreements.

As of September 30, 2008, RJBank had not settled purchases of $8.5 million in syndicated loans (included in Bank Loans, net) due to sellers’ delays in finalizing settlement, all of which had settled prior to December 31, 2008. As of March 31, 2009, there were no purchases of syndicated loans that had not settled.

RJBank provides to its affiliate, Raymond James Capital Services, Inc. (“RJCS”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJCS. At March 31, 2009 and September 30, 2008, the aggregate exposure under these guarantees was $14.1 million and $2.5 million, respectively, which was underwritten as part of RJBank’s larger corporate credit relationships. The estimated total potential exposure under these guarantees is $17.7 million at March 31, 2009.

Pursuant to a note receivable executed on March 27, 2009 RJF contributed $10 million of capital to RJBank on April 29, 2009, and accordingly included such amount as capital as of March 31, 2009.

See Note 16 of the Notes to Condensed Consolidated Financial Statements with respect to RJBank’s and Raymond James Multi-Family Finance, Inc.’s commitments to extend credit and other RJBank credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract expires in 2016 and has a 4% annual escalator. Expenses of $827,000 and $796,000 were recognized in the three months ended March 31, 2009 and 2008, respectively. Expenses of $1,623,000 and $1,561,000 were recognized in the six months ended March 31, 2009 and 2008, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments of RJA that were open at March 31, 2009 subsequently settled and had no material effect on the consolidated financial statements as of that date. Transactions relating to such commitments of Raymond James Ltd. (“RJ Ltd.”) that were recorded and open at March 31, 2009 were approximately CDN $45.9 million.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At March 31, 2009, the Company had client margin securities valued at $114.4 million pledged with a clearing organization to meet the point in time requirement of $68.3 million. At September 30, 2008, the Company had client margin securities valued at $210 million pledged with a clearing organization to meet the point in time requirement of $139.9 million.

During the quarter ended March 31, 2009, the Company relinquished its control over the general partner of certain internally sponsored private equity partnerships. The Company retained ownership interests in these entities. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for further information. The Company has committed a total of $97 million to 45 different independent venture capital or private equity partnerships, in amounts ranging from $200,000 to $5.0 million with the exception of two internally sponsored commitments totaling $37.5 million. As of March 31, 2009, the Company had invested $48.6 million of that amount and had received $34.7 million in distributions. Additionally, the Company controls the general partner in one internally sponsored private equity limited partnership to which it has committed and invested $6.5 million. The Company has received $4.3 million in distributions as of March 31, 2009.

The Company is the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At March 31, 2009, the funds have unfunded commitments of $1.6 million.

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

At March 31, 2009, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of Collateral (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 1,025,610
Securities Received in Securities Borrowed vs. Cash Transactions	488,432
Collateral Received for Margin Loans	979,072
Total	$ 2,493,114

During the quarter, certain collateral was repledged. At March 31, 2009, the approximate market values of this portion of collateral repledged and financial instruments owned that were pledged by the Company, were:

Uses of Collateral and Trading Securities (In 000's):
Securities Sold Under Agreements to Repurchase and Other
Collateralized Financings	$ 3,027
Securities Delivered in Securities Loaned vs. Cash Transactions	506,422
Collateral Used for Deposits	129,489
Total	$ 638,938

The Company has from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina and Turkey. At March 31, 2009, there were no outstanding performance guarantees in Argentina or Turkey.

See Note 9 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s other financing arrangements.

The Company guarantees the existing mortgage debt of RJA of approximately $60.6 million. The Company guarantees interest rate swap obligations of RJCS. The Company has also committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits (“project partnerships”). These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. During the first quarter of fiscal year 2009, a subsidiary of the Company purchased 58 units in one of RJTCF’s current fund offerings (“Fund 34”) for a capital contribution of up to $58 million. During the second quarter of fiscal year 2009, the Company sold five units of Fund 34 to an unrelated third party for approximately $5 million and thus as of March 31, 2009 the Company holds 53 units of Fund 34. At March 31, 2009, $37.7 million of capital had been contributed by the subsidiary to Fund 34. The subsidiary expects to resell these interests to other investors; however, the holding period of these interests could be much longer than 90 days. In addition to the 58 unit interest in Fund 34 initially purchased, RJTCF provided certain specific performance guarantees to the third-party investors of Fund 34. The Company had guaranteed a $58 million capital contribution obligation as well as the specified performance guarantees provided by RJTCF to Fund 34’s third-party investors. The unfunded capital contribution obligation to Fund 34 is $20.3 million as of March 31, 2009. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At March 31, 2009, cash funded to invest in either loans or investments in project partnerships (excluding the unit purchase mentioned previously) was $8.4 million. In addition, at March 31, 2009, RJTCF is committed to additional future fundings (excluding the unit purchase mentioned previously) of $300,000 related to project partnerships that have not yet been sold to various tax credit funds. The Company and RJTCF also issue certain guarantees to various third parties related to project partnerships, interests in which have been or are expected to be sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $14.5 million as of March 31, 2009. Through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., certain construction loans or loans of longer duration (“permanent loans”) may be made directly to certain project partnerships. As of March 31, 2009 seven such construction loans are outstanding with an unfunded balance of $4.5 million available for future draws on such loans. Similarly, five permanent loan commitments are outstanding as of March 31, 2009. Each of these commitments will only be funded if certain conditions are achieved by the project partnership and in the event such conditions are not met, generally expire two years after their issuance. The total amount of such unfunded permanent loan commitments as of March 31, 2009 is $5.9 million.

The Company entered into two agreements, both with Raymond James Trust, National Association (“RJT”). The Office of the Controller of the Currency (“OCC”) is also a party to one of those agreements. The two agreements were a condition to OCC's approval of RJT’s conversion in January, 2008 from a state to a federally chartered institution. Under those agreements, the Company is obligated to provide RJT with sufficient capital in a form acceptable to the OCC to meet and maintain the capital and liquidity requirements commensurate with RJT’s risk profile for its conversion and any subsequent requirements of the OCC. The conversion expands RJT’s market nationwide, while substituting federal for multiple state regulatory oversight. RJT’s federal charter limits it to fiduciary activities. Thus, capital requirements are not expected to be significant.

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

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. RJY is vigorously contesting most aspects of this assessment and has sought reconsideration of the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. On October 24, 2008, RJY was notified by the Capital Markets Board of Turkey that the technical capital inadequacy resulting from RJY’s provision for this case required an additional capital contribution, and as a result, RJY halted all trading activities. On December 5, 2008, RJY ceased operations and subsequently filed for protection under Turkish bankruptcy laws. The Company has recorded a provision for loss in its condensed consolidated financial statements for its full equity interest in this joint venture. As of March 31, 2009, RJY had total capital of approximately $3.3 million, of which the Company owns approximately 50%.

Sirchie Acquisition Company, LLC(“SAC”), an 80% owned indirect unconsolidated subsidiary acquired as a merchant banking investment, has been advised by the Commerce and Justice Departments that they intend to seek civil and criminal sanctions against it, as the purported successor in interest to Sirchie Finger Print Laboratories, Inc. (“Sirchie”), based upon alleged breaches of Department of Commerce suspension orders by Sirchie and its former majority shareholder that occurred prior to the acquisition. Discussions are ongoing and the impact, if any, on the value of this investment is indeterminate at this time.

In connection with auction rate securities (“ARS”), the Company's principal broker-dealers, RJA and RJFS, have been subject to ongoing investigations, with which they are cooperating fully, by the Securities and Exchange Commission (“SEC”), the New York Attorney General's Office and Florida’s Office of Financial Regulation. The Company is also named in a class action lawsuit similar to that filed against a number of brokerage firms alleging various securities law violations, which it is vigorously defending.

Several large banks and brokerage firms, most of whom were the primary underwriters of and supported the auctions for ARS, have announced agreements, usually as part of a regulatory settlement, to repurchase ARS at par from some of their clients. Other brokerage firms have entered into similar agreements. The Company, in conjunction with other industry participants, is actively seeking a solution to ARS’ illiquidity. This includes issuers restructuring and refinancing the ARS, which has met with some success. Should these restructurings and refinancings continue, then clients’ holdings could be reduced further; however, there can be no assurance these events will continue. If the Company were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or some portion of these ARS from certain clients, it would have to have sufficient regulatory capital and cash or borrowing power to do so, and at present it does not have such capacity. Further, if such repurchases were made at par value there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect the results of operations.

NOTE 13 - CAPITAL TRANSACTIONS:

The following table presents information on a monthly basis for purchases of the Company’s stock for the quarter ended March 31, 2009:

	Number of	Average
Period	Shares Purchased	Price Per Share

January 1, 2009 – January 31, 2009	16,450	$19.59
February 1, 2009 – February 28, 2009	89,281	$20.10
March 1, 2009 – March 31, 2009	-	-
Total	105,731	$19.95

The Company does not have a formal stock repurchase plan. On May 20, 2004, the Board of Directors authorized $75 million for repurchases pursuant to prior authorization from the Board of Directors. During March 2008, the Company exhausted this authorization. On March 11, 2008, the Board of Directors authorized an additional $75 million for repurchases at the discretion of the Board’s Share Repurchase Committee. Since May 2004, 3,725,885 shares have been repurchased for a total of $84.5 million, leaving $65.5 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. Accordingly, the Company purchased no shares in open market transactions for the six months ended March 31, 2009.

During the six months ended March 31, 2009, 242,670 shares were purchased for the trust fund that was established and funded to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Company’s wholly owned Canadian subsidiary (see Note 16 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 for more information on this trust fund). The Company also purchased 110,875 shares that were surrendered by employees as payment for option exercises during the six months ended March 31, 2009.

As consideration for an increase in its percentage of ownership in various Latin American joint ventures, the Company issued 162,707 shares at the value of $2.9 million during the six months ended March 31, 2009.

NOTE 14 – SHARE-BASED COMPENSATION:

The Company applies the provisions of SFAS No. 123R, “Share-Based Payment”, to account for share-based awards made to employees and directors. This pronouncement requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors to be based on estimated fair values. In addition, this pronouncement requires the excess tax benefit, the resulting realized tax benefit that exceeds the previously recognized deferred tax asset for share-based awards, to be recognized as additional paid-in capital. The Company’s share-based employee and outside director compensation plans are described more fully in Note 16 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008. The Company’s net income for the three and six months ended March 31, 2009 includes $8.0 million and $19.1 million, respectively, of compensation costs and $2.5 million and $6.0 million, respectively, of income tax benefits related to the Company’s share-based awards to employees and members of its Board of Directors. The Company’s net income for the three and six months ended March 31, 2008 includes $8.3 million and $18.6 million, respectively, of compensation costs and $2.6 million and $5.7 million, respectively of income tax benefits related to the Company’s share-based awards to employees and members of its Board of Directors. For the six months ended March 31, 2009, the Company recognized $2.9 million of excess tax benefits as additional paid-in capital.

During the three months ended March 31, 2009, the Company granted 25,600 stock options and 68,727 shares of restricted stock to employees under its share-based employee compensation plans. During the three and six months ended March 31, 2009, 17,500 stock options were granted to outside directors.  During the six months ended March 31, 2009, the Company granted 280,250 stock options, 928,213 shares of restricted stock and 220,086 restricted stock units to employees under its share-based employee compensation plans. Restricted stock grants under the 2007 Stock Bonus Plan and the 2005 Restricted Stock Plan are limited to 750,000 and 2,000,000 shares, respectively, per fiscal year.

The weighted-average grant-date fair value of stock options granted to employees and directors during the three and six months ended March 31, 2009 was $5.69 and $6.24 per share, respectively. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $12.5 million as of March 31, 2009, and will be recognized as expense over a weighted-average period of approximately 3.1 years.

The weighted-average grant-date fair value of restricted stock granted to employees during the three and six months ended March 31, 2009 was $14.71 and $18.51 per share, respectively. Pre-tax unrecognized compensation expense for unvested restricted stock granted to employees, net of estimated forfeitures, was $58.2 million as of March 31, 2009, and will be recognized as expense over a weighted-average period of approximately 2.9 years.

The weighted-average grant-date fair value of restricted stock units granted to employees during the six months ended March 31, 2009 was $17.91 per share. Pre-tax unrecognized compensation expense for unvested restricted stock units granted to employees, net of estimated forfeitures, was $7.3 million as of March 31, 2009, and will be recognized as expense over a weighted-average period of approximately 1.9 years.

Under one of its non-qualified fixed stock option plans, the Company may grant stock options to its independent contractor Financial Advisors.  In addition, the Company may grant restricted stock units or restricted shares of common stock to its independent contractor Financial Advisors under one of its restricted stock plans.  The Company accounts for share-based awards to its independent contractor Financial Advisors in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see Note 17 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 for more information). Due to the increase in the value of the Company’s common stock during the three months ended March 31, 2009, the Company’s net income for the three months ended March 31, 2009 includes $1.1 million of compensation expense and $0.4 million of income tax benefits related to the Company’s share-based awards to its independent contractor Financial Advisors. Due to the decline in the value of the Company’s common stock during the six months ended March 31, 2009, the Company’s net income for the six months ended March 31, 2009 includes $7.6 million and $2.8 million, respectively, of reductions in compensation expense and income tax benefits related to the Company’s share-based awards to its independent contractor Financial Advisors. The Company’s net income for the three and six months ended March 31, 2008 includes $6.2 million and $4.7 million, respectively, of reductions in compensation expense and $2.4 million and $1.8 million, respectively, of reductions in income tax benefits related to the Company’s share-based awards to its independent contractor Financial Advisors.

During the three months ended March 31, 2009, the Company granted 2,725 shares of restricted stock to its independent contractor Financial Advisors.  During the six months ended March 31, 2009, the Company granted 45,500 stock options and 9,042 shares of restricted stock to its independent contractor Financial Advisors.

As of March 31, 2009, there was $1.3 million of total unrecognized pre-tax compensation cost related to unvested stock options granted to its independent contractor Financial Advisors based on an estimated weighted-average fair value of $4.36 per share at that date.  These costs are expected to be recognized over a weighted average period of approximately 2.5 years.

As of March 31, 2009, there was $2.2 million of total unrecognized pre-tax compensation cost related to unvested restricted stock granted to its independent contractor Financial Advisors based on an estimated fair value of $19.70 per share at that date. These costs are expected to be recognized over a weighted average period of approximately 3.7 years.

NOTE 15 - REGULATIONS AND CAPITAL REQUIREMENTS:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of the Financial Industry Regulatory Authority (“FINRA”), is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, Raymond James Financial Services, Inc. (“RJFS”), Eagle Fund Distributors, Inc. (“EFD”), formerly Heritage Fund Distributors, Inc., and Raymond James (USA) Ltd. (“RJ(USA)”) have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJA at March 31, 2009 and September 30, 2008 was as follows:

	March 31,	September 30,
	2009	2008
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	26.43%	18.32%
Net Capital	$ 303,969	$ 303,192
Less: Required Net Capital	(22,998)	(33,096)
Excess Net Capital	$ 280,971	$ 270,096

At March 31, 2009 and September 30, 2008, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at March 31, 2009 and September 30, 2008 was as follows:

	March 31,	September 30,
	2009	2008
	(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$ 18,007	$ 54,225
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 17,757	$ 53,975

At March 31, 2009 and September 30, 2008, EFD had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of EFD at March 31, 2009 and September 30, 2008 was as follows:

	March 31,	September 30,
	2009	2008
	(in 000’s)
Eagle Fund Distributors, Inc.:
(Alternative Method Elected)
Net Capital	$ 963	$ 2,326
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 713	$ 2,076

The net capital position of RJ (USA) at March 31, 2009 and September 30, 2008 was as follows:

	March 31,	September 30,
	2009	2008
	($ in 000's)
Raymond James (USA) Ltd.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	1,138.53%	749.6%
Net Capital	$ 4,293	$ 4,507
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 4,043	$ 4,257

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning Level 1 or Level 2 at March 31, 2009 or September 30, 2008. The Risk Adjusted Capital of RJ Ltd. at March 31, 2009 and September 30, 2008 was as follows (in Canadian dollars):

	March 31,	September 30,
	2009	2008
	(in 000’s)
Raymond James Ltd.:
Risk Adjusted Capital before minimum	$ 20,025	$ 48,520
Less: Required Minimum Capital	(250)	(250)
Risk Adjusted Capital	$ 19,775	$ 48,270

At March 31, 2009, the Company’s other active domestic and international broker-dealers are in compliance with and met all net capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that, as of March 31, 2009, RJBank meets all capital adequacy requirements to which it is subject.

To be categorized as “well capitalized”, RJBank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of March 31, 2009:
Total Capital (to
Risk-Weighted Assets)	$ 805,265	10.1%	$ 635,914	8.0%	$ 794,893	10.0%
Tier I Capital (to
Risk-Weighted Assets)	711,038	8.9%	317,957	4.0%	476,936	6.0%
Tier I Capital (to
Adjusted Assets)	711,038	7.7%	370,721	4.0%	463,401	5.0%

As of September 30, 2008 (1):
Total Capital (to
Risk-Weighted Assets)	$ 786,599	9.7%	$ 649,518	8.0%	$ 811,897	10.0%
Tier I Capital (to
Risk-Weighted Assets)	689,281	8.5%	324,759	4.0%	487,138	6.0%
Tier I Capital (to
Adjusted Assets)	689,281	6.0%	458,052	4.0%	572,564	5.0%

(1)
The actual Total Capital (to Risk-Weighted Assets), Tier I Capital (to Risk-Weighted Assets) and Tier I Capital (to Adjusted Assets) amounts previously reported for September 30, 2008 were $778,624,000, $689,281,000, and $689,281,000 with ratios of 10.9%, 9.6% and 6.0%, respectively. Subsequent to filing the Company’s Annual Report on Form 10-K, the Company discovered that its wholly owned subsidiary, RJBank, had misinterpreted an instruction related to the calculation of RJBank’s risk weighted capital ratio. As a result, despite the Company’s intention and ability to maintain RJBank at a “well capitalized” level under the bank regulatory framework, RJBank was “adequately capitalized” rather than “well capitalized” at September 30, 2008. Upon discovery of the misinterpretation, the Company recalculated the ratio, determined the amount of additional capital that needed to be contributed and made a $30 million capital contribution to RJBank, an amount that would have increased the bank's September 30, 2008 total risk based capital ratio above the 10% level necessary to be considered well capitalized. The Company has notified the OTS and filed an amended Thrift Financial Report as of September 30, 2008. As the Company was able to and did contribute additional capital and it did not impact clients, the Company’s management does not consider this to be material and does not expect any additional ramifications of the misinterpretation.

Pursuant to a note receivable executed on March 27, 2009 RJF contributed $10 million of capital to RJBank on April 29, 2009, and accordingly included such amount as capital as of March 31, 2009.

Raymond James Trust, N.A., is regulated by the OCC and is required to maintain sufficient capital and meet capital and liquidity requirements. As of March 31, 2009, RJT met the requirements.

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

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

RJBank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at March 31, 2009 and September 30, 2008, is as follows:

	March 31,	September 30,
	2009	2008
	(in 000's)

Standby Letters of Credit	$ 254,961	$ 239,317
Open End Consumer Lines of Credit	41,646	43,544
Commercial Lines of Credit	1,314,278	1,384,941
Unfunded Loan Commitments - Variable Rate (1)	247,553	1,055,686
Unfunded Loan Commitments - Fixed Rate	16,047	4,005

(1)	Includes commitments to purchase pools of adjustable rate whole first mortgage loans.

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

In the normal course of business, RJBank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of March 31, 2009, $255.0 million of such letters of credit were outstanding. Of the letters of credit outstanding, $253.3 million are underwritten as part of a larger corporate credit relationship. In the event that a letter of credit is drawn down, RJBank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the maximum potential future amount of any payments of amounts drawn down under the existing letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, RJBank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

The Company, through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., may have at any time unfunded commitments to extend credit to certain project partnerships for either construction or permanent loans.  At March 31, 2009, the unfunded portion of executed commitments to extend credit was $10.4 million. See Note 12 of the Notes to the Consolidated Financial Statements for more information regarding these commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of March 31, 2009, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $3.1 million and CDN $8.3 Million, respectively.

See Note 19 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 for more information regarding the Company’s financial instruments with off-balance sheet risk.

NOTE 17 – EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share:

	Three Months ended		Six Months ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	(in 000’s, except per share amounts)

Net Income	$ 6,093	$ 59,790	$ 67,186	$ 116,032

Weighted Average Common Shares
Outstanding During the Period	117,391	117,312	116,947	117,078

Dilutive Effect of Stock Options and Awards (1)	1,189	2,208	1,248	2,739

Weighted Average Diluted Common
Shares (1)	118,580	119,520	118,195	119,817

Net Income per Share – Basic	$ 0.05	$ 0.51	$ 0.57	$ 0.99

Net Income per Share - Diluted (1)	$ 0.05	$ 0.50	$ 0.57	$ 0.97

Securities Excluded from Weighted Average
Diluted Common Shares Because Their Effect
Would Be Antidilutive	4,278	4,163	4,172	2,575

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

The Company currently operates through the following eight business segments: Private Client Group (“PCG”); Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and various corporate activities combined in the "Other" segment. In the quarter ended December 31, 2008, a new intersegment component to the Company’s segment reporting was added to reflect total gross revenues by segment with the elimination of intersegment transactions. In addition, the methodology for allocating the Company’s corporate bonus pool expense to individual segments was changed. Reclassifications have been made in the segment disclosure for previous periods to conform to this presentation. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how the Company assesses performance and determines how to allocate resources throughout the Company and its subsidiaries. The financial results of the Company's segments are presented using the same policies as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.  Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment receivables and payables are eliminated between segments upon consolidation.

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

The Proprietary Capital segment consists of the Company’s principal capital and private equity activities including: various direct and third party private equity and merchant banking investments (including Raymond James Capital, Inc., a captive merchant banking business), short-term special situation mezzanine and bridge investments, the EIF Funds, and three private equity funds sponsored by the Company: Raymond James Capital Partners, L.P., Ballast Point Ventures, L.P., and Ballast Point Ventures II, L.P. During the quarter ended March 31, 2009, the Company relinquished its control over the general partners in the two Ballast Point Ventures funds. The Company retained ownership interest in these entities. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for further information.

The Other segment includes certain corporate activities of the Company.

Information concerning operations in these segments of business is as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	(in 000’s)
Revenues:
Private Client Group	$ 351,042	$ 509,456	$ 765,586	$ 1,039,463
Capital Markets	124,013	124,509	252,719	239,032
Asset Management	46,181	60,657	97,472	125,286
RJBank	83,336	105,134	192,575	207,723
Emerging Markets	3,097	10,095	7,420	22,881
Stock Loan/Borrow	2,607	8,411	5,897	22,287
Proprietary Capital	(639)	1,242	(101)	2,413
Other	298	6,566	1,384	15,058
Intersegment Eliminations	(13,524)	(18,936)	(30,708)	(37,818)
Total Revenues	$ 596,411	$ 807,134	$ 1,292,244	$ 1,636,325

Income Before Provision for Income Taxes:
Private Client Group	$ 11,681	$ 53,234	$ 44,266	$ 109,318
Capital Markets	15,982	4,432	30,271	9,128
Asset Management	4,904	14,782	13,978	33,337
RJBank	(12,416)	25,891	42,210	40,665
Emerging Markets	(2,289)	106	(2,754)	(1,449)
Stock Loan/Borrow	847	1,291	2,070	2,934
Proprietary Capital	(502)	(620)	(1,046)	(1,277)
Other	(5,289)	(1,298)	(14,413)	(4,081)
Pre-Tax Income	$ 12,918	$ 97,818	$ 114,582	$ 188,575

Net Interest Income (Expense):
Private Client Group	$ 13,229	$ 20,562	$ 25,390	$ 48,676
Capital Markets	729	27	2,057	(537)
Asset Management	11	259	124	783
RJBank	83,987	47,983	178,450	83,187
Emerging Markets	485	806	722	1,710
Stock Loan/Borrow	1,485	2,118	3,336	4,689
Proprietary Capital	24	284	173	1,008
Other	1,379	3,828	2,798	5,937
Net Interest Income	$ 101,329	$ 75,867	$ 213,050	$ 145,453

The following table presents the Company's total assets on a segment basis:

	March 31,	September 30,
	2009	2008
	(in 000’s)
Total Assets:
Private Client Group (1)	$ 7,230,456	$ 6,861,688
Capital Markets (2)	958,276	1,400,658
Asset Management	48,467	75,339
RJBank	9,103,725	11,356,939
Emerging Markets	45,895	52,786
Stock Loan/Borrow	524,438	698,926
Proprietary Capital	134,725	169,652
Other	71,563	93,628
Total	$ 18,117,545	$ 20,709,616

(1)                 Includes $46 million of goodwill allocated pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets".
(2)                 Includes $17 million of goodwill allocated pursuant to SFAS No. 142.

The Company has operations in the U.S., Canada, Europe and joint ventures in Turkey and Latin America. Revenues, Income before Provision for Income Taxes and Net Income, classified by the major geographic areas in which they are earned, were as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	(in 000’s)
Revenues:
United States	$ 543,354	$ 716,907	$ 1,177,477	$ 1,447,688
Canada	40,804	65,409	85,874	134,027
Europe	8,891	15,372	21,378	32,604
Other	3,362	9,446	7,515	22,006
Total	$ 596,411	$ 807,134	$ 1,292,244	$ 1,636,325

Income Before Provision for
Income Taxes:
United States	$ 17,770	$ 89,104	$ 118,339	$ 171,571
Canada	(2,095)	6,967	(839)	14,270
Europe	(514)	3,830	1,060	6,390
Other	(2,243)	(2,083)	(3,978)	(3,656)
Total	$ 12,918	$ 97,818	$ 114,582	$ 188,575

Net Income:
United States	$ 9,493	$ 54,732	$ 70,160	$ 105,682
Canada	(1,499)	4,106	(276)	8,752
Europe	(493)	2,993	583	5,484
Other	(1,408)	(2,041)	(3,281)	(3,886)
Total	$ 6,093	$ 59,790	$ 67,186	$ 116,032

The Company’s total assets, classified by the major geographic area in which they are held, were as follows:

	March 31,	September 30,
	2009	2008
	(in 000’s)
Total Assets:
United States	$ 17,061,653	$ 19,575,784
Canada	990,806	1,061,201
Europe	24,736	25,424
Other	40,350	47,207
Total	$ 18,117,545	$ 20,709,616

The Company has investments of $5.8 million, net of a $2.3 million reserve for its Turkish joint venture interest, in emerging market joint ventures, which carry greater risk than amounts invested in developed markets.

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

Historically, the Company’s overall results have been highly correlated to the activity levels in the U.S. equity markets. Active securities markets, a steep, positively sloping yield curve and upward movements in equity indices have a positive impact, while volatile interest rates, disruption in credit markets and declining equity markets have a negative impact on brokerage and asset management results. As RJBank has grown and a greater percentage of the firm’s revenues come from interest earnings, the Company is somewhat insulated from these market influences; however, there has been an increase in credit risk as RJBank’s loan portfolio has grown. The Company is currently operating in a challenging environment: a recession and financial services industry issues related to credit quality, auction rate securities and liquidity are negatively impacting activity levels. Credit quality played a particularly significant role in the current quarter as RJBank recorded a loss as a result of a $75 million provision for loan losses. In addition, the current equity market conditions are continuing to dampen investment banking and private client activity. However, positive Financial Advisor recruiting results, increased institutional commissions, fixed income trading profits and interest rate spreads at RJBank had a positive impact on results and should continue to support results for the next one or two quarters.

Segments

The Company currently operates through the following eight business segments: Private Client Group (“PCG”); Capital Markets; Asset Management; RJBank; Emerging Markets; Stock Loan/Borrow, Proprietary Capital and certain corporate activities in the Other segment.

The following table presents the gross revenues and pre-tax income of the Company on a segment basis for the periods indicated:

	Three Months Ended
	March 31,	March 31,	Percentage
	2009	2008	Change
	(in 000’s)
Total Company
Revenues	$ 596,411	$ 807,134	(26%)
Pre-tax Income	12,918	97,818	(87%)

Private Client Group
Revenues	$ 351,042	$ 509,456	(31%)
Pre-tax Income	11,681	53,234	(78%)

Capital Markets
Revenues	124,013	124,509	-
Pre-tax Income	15,982	4,432	261%

Asset Management
Revenues	46,181	60,657	(24%)
Pre-tax Income	4,904	14,782	(67%)

Raymond James Bank
Revenues	83,336	105,134	(21%)
Pre-tax (Loss)Income	(12,416)	25,891	(148%)

Emerging Markets
Revenues	3,097	10,095	(69%)
Pre-tax (Loss)Income	(2,289)	106	(2,259%)

Stock Loan/Borrow
Revenues	2,607	8,411	(69%)
Pre-tax Income	847	1,291	(34%)

Proprietary Capital
Revenues	(639)	1,242	(151%)
Pre-tax Loss	(502)	(620)	19%

Other
Revenues	298	6,566	(95%)
Pre-tax Loss	(5,289)	(1,298)	(307%)

Intersegment Eliminations
Revenues	(13,524)	(18,936)	29%
Pre-tax Income	-	-	-

Results of Operations – Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

Total Company

Total Company net revenues decreased 15% to $590 million from $692 million in the comparable quarter of the prior year. The current year earnings include positive trading results and increased institutional commissions, partially offset by lower private client commissions and lower investment advisory fee revenue. Net income was 90% below the prior year quarter. Net interest earnings increased 34%, or $25 million over the prior year quarter, but declined 9% or $10 million from the immediately preceding quarter. The current year earnings were significantly impacted by a $75 million loan loss provision expense at RJBank compared to $11 million in the prior year quarter and $25 million in the immediately preceding quarter. The Company’s effective tax rate for the quarter continues to be higher than it was in the rising equity markets of previous years as nondeductible items had a magnified impact due to the lower pre-tax earnings in the quarter. Diluted net income was $0.05 per share, versus $0.50 per share in the prior year quarter.

Net Interest Analysis

The following table presents average balance data and interest income and expense data for the Company, as well as the related net interest income. The respective average rates are presented on an annualized basis.

	Three Months Ended
	March 31,			March 31,
	2009			2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$ 1,132,373	$ 7,920	2.80%	$ 1,519,189	$ 21,627	5.69%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	4,845,153	2,516	0.21%	4,960,829	39,981	3.22%
Bank Loans, Net of Unearned
Income	7,773,290	81,024	4.17%	6,000,555	89,357	5.96%
Available for Sale Securities	485,500	6,065	5.00%	608,325	7,995	5.26%
Trading Instruments		2,888			10,147
Stock Borrow		2,615			8,643
Interest-Earning Assets
of Variable Interest Entities		55			199
Other		4,990			13,365

Total Interest Income		$108,073			$ 191,314

Interest-Bearing Liabilities:
Brokerage Client Liabilities	$ 5,738,297	$ 764	0.05%	$ 5,873,238	42,530	2.90%
Retail Bank Deposits	8,526,242	3,005	0.14%	6,862,064	54,572	3.18%
Stock Loan		1,122			6,293
Interest-Bearing Liabilities of
Variable Interest Entities		1,313			1,595
Borrowed Funds and Other		540			10,457

Total Interest Expense		6,744			115,447

Net Interest Income		$101,329			$ 75,867

Net interest income increased $25 million, or 34%, over the same quarter in the prior year but declined $10 million, or 9%, over the immediately preceding quarter. RJBank’s net interest income increased $36 million, or 75%, over the prior year but declined $10 million, or 11%, from the immediately preceding quarter. Net interest income in the PCG segment declined $7.3 million, or 36%, from the prior year quarter and increased a modest $1 million, or 9%, over the immediately preceding quarter. RJBank has benefitted from the continued growth of its loan portfolio and also from increased spreads since the prior year. As expected, spreads have begun to decline, dropping by 23 basis points to 3.66% since the immediately preceding quarter. This rate is still above what is expected as a long term sustainable spread. The specific factors which impacted the interest rate spreads at RJBank were: (1) as deposit rates were declining over the quarter, a larger spread was realized on the large portion of the 5/1 adjustable rate mortgage portfolio that is still in its fixed rate period; and (2) LIBOR was historically high in the early part of the fiscal year, and some commercial loans did not reset until sometime during the March quarter.

Average client margin balances declined $387 million (25%) and assets segregated pursuant to regulations decreased $116 million over the same quarter of the prior year. Customer cash balances held in the Client Interest Program increased $135 million. Net interest income in the PCG segment was negatively impacted by lower margin balances and by lower spreads than in the prior year. This segment is negatively impacted by interest rate cuts as the rate is lowered immediately on the interest earning assets while the lowering of the interest rate paid to clients occurs over a period of weeks to remain competitive with money market fund yields. In the current rate environment, interest rate spread on Client Interest Program deposits invested in the segregated reserve account are approximately one-third of the historic spread of 60 to 65 basis points.

Private Client Group

The PCG segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom.  These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients. This segment accounted for 59% of the Company's revenues for the three months ended March 31, 2009. It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances. The Company primarily charges for the services provided to its PCG clients based on commission schedules or through asset based advisory fees.

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

			March 31,	March 31,
		Independent	2009	2008
	Employee	Contractors	Total	Total
Private Client Group - Financial Advisors:
RJA	1,250	-	1,250	1,138
RJFS		3,137	3,137	3,090
RJ Ltd.	205	237	442	345
Raymond James Investment Services Limited (“RJIS”)	-	108	108	87
Total Financial Advisors	1,455	3,482	4,937	4,660

Private Client Group revenues were 31% below the prior year quarter, reflecting the impact of the extremely negative market conditions on this segment. Securities commissions and fees declined 27% despite a 10% increase in the number of Financial Advisors. All of the Company’s broker-dealers experienced positive results in recruiting successful Financial Advisors as the brokerage industry continues to be in a state of unrest. Unfortunately, the financial markets themselves have been in a steep decline and clients are not investing as actively. As would be expected, revenues from fee based accounts have also declined as it is based on account valuations which have declined dramatically during the year. The S&P 500 has declined 66% since the end of March 2008. As a result, average annual production per Financial Advisor declined from $333,000 to $302,000 in RJFS and from $522,000 to $456,000 in RJA since the same quarter in the prior year.

Private Client Group results also include the interest revenue earned on client margin balances and cash segregated for regulatory purposes net of the interest expense paid on client cash balances. The net interest from these balances declined $7 million, or 36%, from the prior year as interest rates fell to record low levels, thus compressing spreads. In addition, client margin balances have declined $320 million since the prior year.

While net revenues declined 25% from the prior year, pre-tax earnings declined 78%, with non-interest expenses declining only 18%. These expenses are related to RJA’s growth and include increased occupancy and elevated payout levels or front money associated with recruiting new Financial Advisors.

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; financial advisory services including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions. The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions accounted for 72% of the segment’s revenues and are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the Company is involved. This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Capital Markets pre-tax results increased 261% from the prior year as trading results shifted from a $7 million loss to a $12 million gain and fixed income commissions increased 39% to offset the decline in equity commissions caused by the market conditions. Of the segment’s trading profits, $12.2 million were generated by fixed income, as the bond market was volatile and active. The fixed income markets’ volatility has generated activity as clients are attracted to the possibility of better yields and others are selling holdings to obtain liquidity. The segment results also included flat mergers and acquisition fees compared to the prior year’s quarter. The negative market conditions that continued to impact the Private Client Group also impacted Capital Markets as there were only ten domestic and one Canadian underwriting in the quarter. An improvement in the overall equity markets will likely be necessary to realize a significant increase in underwritings and the related commissions and fees.

	Three Months Ended
	March 31,	March 31,
	2009	2008
Number of managed/co-managed public equity offerings:
United States	10	10
Canada	1	5

	Three Months Ended
	March 31,	March 31,	Percentage
	2009	2008	Change
	(in 000’s)
Institutional Commissions:
Equity	$ 43,440	$ 57,482	(24%)
Fixed Income	45,872	32,993	39%
Total	$ 89,312	$ 90,475	(1%)

Asset Management

The Asset Management segment includes investment portfolio management services, mutual fund management, private equity management, and trust services. Investment portfolio management services include both proprietary and selected outside money managers. The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios and mutual funds. These accounts are billed a fee based on a percentage of assets. Investment advisory fees are charged based on portfolio values either at a single point in time within the quarter, typically the beginning or end of a quarter, or the “average daily” balances of assets under management. The balance of assets under management is affected by both the performance of the underlying investments and the new sales and redemptions of client accounts/funds. Declining equity markets negatively impact revenues from investment advisory fees as existing accounts depreciate in value, in addition to individuals and institutions being less likely to commit new funds to the equity markets.

The following table presents the assets under management as of the dates indicated:

	March 31,	December 31,	September 30,	March 31,
	2009	2008	2008	2008
Assets Under Management (in 000's):

Eagle Asset Management, Inc.	$ 10,513,237	$ 11,467,978	$ 14,186,426	$ 14,825,657
Money Markets	6,551,624	6,568,296	6,108,327	6,361,671
Raymond James Consulting Services	6,193,784	6,790,132	7,989,510	8,638,306
Freedom Accounts & Russell Model Strategies	5,337,571	6,396,227	7,603,840	8,173,769
Total Assets Under Management	$ 28,596,216	$ 31,222,633	$ 35,888,103	$ 37,999,403

Less: Assets Managed for Affiliated Entities	(2,457,217)	(2,334,274)	(2,578,263)	(2,616,197)

Total Third Party Assets
Under Management	$ 26,138,999	$ 28,888,359	$ 33,309,840	$ 35,383,206

Non-Managed Fee Based Assets:

Passport	$ 14,618,044	$ 15,180,929	$ 17,681,201	$ 19,343,346
IMPAC	6,805,571	7,122,251	8,436,116	9,045,569
Total	$ 21,423,615	$ 22,303,180	$ 26,117,317	$ 28,388,915

The Asset Management segment’s revenues declined 24% as financial assets under management declined 26% from the previous year. The asset decline is primarily due to the decline in market values of the equity portfolios.  In addition, profits from managing the $6 billion of money market funds have been dramatically reduced as Eagle is waiving a significant portion of its management fee due to the low gross yields on money market instruments.

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

Gross revenues declined 21% while net revenues increased 63% over the same quarter in the prior year. RJBank had a pre-tax loss of $12 million for the quarter ended March 31, 2009 compared to a pre-tax profit of $26 million in the same quarter of the prior year. The results in the quarter ended March 31, 2009 were significantly impacted by a $75 million provision for loan loss expense. The large provision included increased loan loss reserves and charge-offs due to the continued deterioration of the credit markets, a significant decline in commercial real estate values and an increase in the projected loss experience on residential mortgage loans. The expense included a large unexpected charge-off of a single corporate loan of $28 million. Due to lower overall interest rates, loan interest and fee revenues decreased $8.3 million despite loan balances increasing from $6.3 billion to $7.7 billion and total assets increasing from $8.3 billion to $9.1 billion. Deposits increased 9% from $7.7 billion to $8.4 billion while interest expense declined $53 million, 93%, due to the average cost of funds decreasing from 3.2% to 0.2%. The decline in gross interest revenue and expense was a result of the significant decrease in short-term market interest rates. Interest spreads remained relatively high at 3.66% for the quarter ended March 31, 2009. As a result, net interest earnings were 75% higher then in the previous year. RJBank’s unrealized pre-tax loss on the available for sale securities portfolio totaled $146.9 million as of the quarter end. This balance reflected a reduction of $18.6 million due to a combination of factors including the adoption of FSP FAS No. 157-4. RJBank recorded an additional $6.2 million in other-than-temporary impairment during the quarter primarily as a result of a deterioration in credit of two additional securities in the available for sale portfolio.

It is expected that loan balances will remain flat or decline for at least the remainder of the fiscal year in order to enable RJBank to build its capital level and related ratios. Interest rate spreads are also expected to gradually decline, as they did from the immediately preceding quarter.

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(in 000’s)

Net Loan Charge-offs:
Corporate Loans	$ 34,151	$ -
Residential/Consumer Loans	5,625	150

Total	$ 39,776	$ 150

	March 31,	September 30,
	2009	2008
	(in 000’s)
Allowance for Loan Loss:
Corporate Loans	$ 117,824	$ 79,404
Residential/Consumer Loans	23,519	8,751

Total	$ 141,343	$ 88,155

Nonperforming Loans:
Corporate	$ 99,210	$ 37,462
Residential/Consumer	43,428	20,702

Total	$ 142,638	$ 58,164

Total Loans (1):
Corporate and Commercial Real Estate Loans	$ 4,898,200	$ 4,563,065
Residential/Consumer Loans	2,793,093	2,620,317

Total	$ 7,691,293	$ 7,183,382

(1) Net of unearned income and deferred expenses.

The following table presents average balance data and interest income and expense data for RJBank , as well as the related interest yields/costs, rates and interest spread for the periods indicated.  The respective average rates are presented on an annualized basis.

	Three Months Ended

	March 31, 2009			March 31, 2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned Income (1):
Commercial Loans	$ 680,832	$ 8,174	4.80%	$ 717,037	$ 11,582	6.46%
Real Estate Construction Loans	375,318	2,471	2.63%	217,204	3,231	5.95%
Commercial Real Estate Loans	3,863,183	32,551	3.37%	2,788,656	42,772	6.14%
Residential Mortgage Loans	2,838,803	37,763	5.32%	2,272,480	31,703	5.58%
Consumer Loans	15,154	65	1.72%	5,178	69	5.37%
Total Loans, Net	7,773,290	81,024	4.17%	$ 6,000,555	$ 89,357	5.96%
Reverse Repurchase
Agreements	738,667	360	0.19%	683,242	5,383	3.15%
Agency Mortgage backed
Securities	260,300	640	0.98%	195,326	1,928	3.95%
Non-agency Collateralized
Mortgage Obligations	225,200	5,425	9.64%	412,999	6,067	5.88%
Money Market Funds, Cash and
Cash Equivalents	116,319	177	0.61%	166,796	1,321	3.17%
FHLB Stock and Other	40,790	20	0.20%	9,482	134	5.65%
Total Interest-Earning
Banking Assets	$ 9,154,566	$ 87,646	3.83%	$ 7,468,400	$ 104,190	5.58%
Non-Interest-Earning Banking Assets
and Allowance for Loan Losses	78,398			20,402

Total Banking Assets	$ 9,232,964			$ 7,488,802

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 209,990	$ 2,076	3.95%	$ 249,043	$ 2,847	4.57%
Money Market, Savings,
and NOW (2) Accounts	8,316,252	929	0.04%	6,613,021	51,725	3.13%
FHLB Advances and Other	54,722	654	4.78%	155,905	1,635	4.19%

Total Interest-Bearing
Banking Liabilities	$ 8,580,964	$ 3,659	0.17%	$ 7,017,969	$ 56,207	3.20%

Non-Interest-Bearing
Banking Liabilities	21,157			21,452

Total Banking
Liabilities	8,602,121			7,039,421
Total Banking
Shareholder’s Equity	630,843			449,381

Total Banking
Liabilities and
Shareholder's
Equity	$ 9,232,964			$ 7,488,802

	Three Months Ended

	March 31, 2009			March 31, 2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Operating Interest Income	$ 573,602	$ 83,987		$ 450,431	$ 47,983

Bank Net Interest (3):
Spread			3.66%			2.38%
Margin (Net Yield on
Interest- Earning
Bank Assets)			3.67%			2.57%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			106.6%			106.42%
Return On Average:
Total Banking Assets			(0.33%)			0.84%
Total Banking
Shareholder's Equity			(4.81%)			13.96%
Average Equity to
Average Total
Banking Assets			6.83%			6.00%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended March 31, 2009 and 2008 was $6.8 million and $3.5 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)	The increase in interest spreads is due to a rapid decline in short-term interest rates, which led to a significant decline in RJBank’s cost of funds.

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
	2009 Compared to 2008
	Increase (Decrease) Due To
	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income
Commercial Loans	$ (585)	$ (2,823)	$ (3,408)
Real Estate Construction Loans	2,352	(3,112)	(760)
Commercial Real Estate Loans	16,480	(26,701)	(10,221)
Residential Mortgage Loans	7,900	(1,840)	6,060
Consumer Loans	134	(138)	(4)
Reverse Repurchase Agreements	437	(5,460)	(5,023)
Agency Mortgage Backed Securities	641	(1,929)	(1,288)
Non-agency Collateralized Mortgage Obligations	(2,759)	2,117	(642)
Money Market Funds, Cash and Cash Equivalents	(400)	(744)	(1,144)
FHLB Stock and Other	442	(556)	(114)

Total Interest-Earning Banking Assets	$ 24,642	$ (41,186)	$ (16,544)

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ (446)	$ (325)	$ (771)
Money Market, Savings and
NOW Accounts	13,322	(64,118)	(50,796)
FHLB Advances and Other	(1,061)	80	(981)

Total Interest-Bearing Banking Liabilities	$ 11,815	$ (64,363)	$ (52,548)

Change in Net Interest Income	$ 12,827	$ 23,177	$ 36,004

Emerging Markets

The Emerging Markets segment includes the Company’s joint ventures in Latin America and Turkey. The Company’s joint venture in Turkey ceased conducting business during the preceding quarter and has filed for bankruptcy. This accounts for $3.7 million of the decline in revenues within this segment. The remaining decline was due to the global market conditions resulting in declines in commission and investment advisory revenue in Latin America.

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

Stock Loan revenues declined 69%, with net revenues declining 30%. Both gross interest revenue and expense declined due to lower rates and average balances; balances are down over 56% from the prior year. The average interest rate spread declined 34 basis points (50%). Non-interest expenses continued to be well controlled, down 23% from the prior year’s comparable quarter. As a result, the segment's pre-tax income is down 34% from the same quarter in the prior year.

Proprietary Capital

This segment consists of the Company’s principal capital and private equity activities including: various direct and third party private equity and merchant banking investments, short-term special situation mezzanine and bridge investments, Raymond James Employee Investment Funds I and II (the “EIF Funds”), and three private equity funds sponsored by the Company: Raymond James Capital Partners, L.P., a merchant banking limited partnership, and Ballast Point Ventures, L.P. and Ballast Point Ventures II, L.P., venture capital limited partnerships (the “Funds”).  During the quarter ended March 31, 2009, the Company relinquished its control over the general partners in the two Ballast Point Ventures funds. The Company retained ownership interest in these entities. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for further information. The Company participates in profits or losses through both general and limited partnership interests. Additionally, the Company incurs profits or losses as a result of direct merchant banking investments and short-term special situation mezzanine and bridge investments. The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company.

Proprietary Capital results include a write-down on a private equity partnership and lower interest and dividend income.

Other

This segment includes various corporate activities of Raymond James Financial, Inc., including certain compensation accruals, interest on corporate cash and corporate expenses. Revenues in the segment declined due to lower interest earnings and as a result pre-tax earnings were negatively impacted.

Results of Operations – Six Months Ended March 31, 2009 Compared with the Six Months Ended March 31, 2008

Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the six month comparison.

Total Company

Total Company net revenues decreased 9% to $1.25 billion from $1.38 billion in the prior year. Revenues declined in every line item except Net Trading Profits. Net interest earnings increased $68 million, or 46%, but this was not enough to offset the other revenue declines, resulting in net income declining 42% from the prior year. The prior year results included stronger commission and asset management revenues, a much more active investment banking environment, including record merger and acquisition fees, and lower provisions for loan loss expense at RJBank. Diluted net income was $0.57 per share, down 41% from the prior year’s $0.97 per share.

Segments

The Company currently operates through the following eight business segments: Private Client Group; Capital Markets; Asset Management; Raymond James Bank; Emerging Markets; Stock Loan/Borrow, Proprietary Capital and certain corporate activities in the Other segment.

The following table presents the gross revenues and pre-tax income of the Company on a segment basis for the periods indicated:

	Six Months Ended
	March 31,	March 31,	Percentage
	2009	2008	Change
	(in 000’s)
Total Company
Revenues	$ 1,292,244	$ 1,636,325	(21%)
Pre-tax Income	114,582	188,575	(39%)

Private Client Group
Revenues	$ 765,586	$ 1,039,463	(26%)
Pre-tax Income	44,266	109,318	(60%)

Capital Markets
Revenues	252,719	239,032	6%
Pre-tax Income	30,271	9,128	232%

Asset Management
Revenues	97,472	125,286	(22%)
Pre-tax Income	13,978	33,337	(58%)

Raymond James Bank
Revenues	192,575	207,723	(7%)
Pre-tax Income	42,210	40,665	4%

Emerging Markets
Revenues	7,420	22,881	(68%)
Pre-tax Loss	(2,754)	(1,449)	(90%)

Stock Loan/Borrow
Revenues	5,897	22,287	(74%)
Pre-tax Income	2,070	2,934	(29%)

Proprietary Capital
Revenues	(101)	2,413	(104%)
Pre-tax Loss	(1,046)	(1,277)	18%

Other
Revenues	1,384	15,058	(91%)
Pre-tax Loss	(14,413)	(4,081)	(253%)

Intersegment Eliminations
Revenues	(30,708)	(37,818)	19%
Pre-tax Loss	-	-	-

Net Interest Analysis

The following table presents average balance data and interest income and expense data for the Company, as well as the related net interest income. The respective average rates are presented on an annualized basis.

	Six Months Ended

	March 31, 2009			March 31, 2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$ 1,189,168	$ 19,658	3.31%	$ 1,516,521	$ 47,948	6.32%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	4,611,606	10,386	0.45%	4,694,819	90,090	3.84%
Bank Loans, Net of Unearned
Income	7,704,428	180,670	4.69%	5,546,277	173,615	6.26%
Available for Sale Securities	507,709	13,578	5.35%	592,829	16,049	5.41%
Trading Instruments		7,541			20,882
Stock Borrow		5,951			22,943
Interest-Earning Assets
of Variable Interest Entities		176			406
Other		13,725			32,331

Total Interest Income		$ 251,685			$ 404,264

Interest-Bearing Liabilities:
Brokerage Client Liabilities	$ 5,560,922	9,169	0.33%	$ 5,588,410	96,172	3.44%
Retail Bank Accounts	8,786,377	18,088	0.41%	6,347,157	118,007	3.72%
Stock Loan		2,561			17,598
Interest-Bearing Liabilities of
Variable Interest Entities		2,710			3,214
Borrowed Funds and Other		6,107			23,820

Total Interest Expense		38,635			258,811

Net Interest Income		$ 213,050			$ 145,453

Net interest at RJBank increased $95 million, or 115% versus the prior year and represented 84% of the Company’s net interest earnings. Net interest within the broker-dealer declined due to the compression of interest spreads caused by the decline in interest rates during the six months ended, March 31, 2009.

Capital Markets

	Six Months Ended
	March 31,	March 31,
	2009	2008
Number of managed/co-managed public equity offerings:
United States	13	29
Canada	4	13

	Six Months Ended
	March 31,	March 31,	Percentage
	2009	2008	Change
	(in 000’s)
Institutional Commissions:
Equity	$ 92,040	$ 115,441	(20%)
Fixed Income	88,731	49,584	79%
Total	$ 180,771	$ 165,025	10%

Asset Management

Asset management year to date pre-tax earnings declined 58% on a 22% decrease in revenues. Assets under management decreased 26%, generating the lower revenues.

Raymond James Bank

Gross revenues decreased 7%, net revenues increased 104%, and pre-tax profits increased only 4% in the current six month period compared to the same prior year period. Pre-tax profits were severely impacted by the $75 million loan loss provision in the second quarter of the current year. Net interest income at RJBank increased 115% over the prior year due to the growth in loan balances and relatively high spreads.

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Six Months Ended
	March 31,	March 31,
	2009	2008
	(in 000’s)

Net Loan Charge-offs:
Corporate Loans	$ 37,293	$ 372
Residential/Consumer Loans	9,368	364

Total	$ 46,661	$ 736

The following table presents average balance data and interest income and expense data for the Company's banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated. The respective average rates are presented on an annualized basis.

	Six Months Ended

	March 31, 2009			March 31, 2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned Income (1)
Commercial Loans	$ 695,518	$ 17,794	5.12%	$ 572,992	$ 19,328	6.75%
Real Estate Construction Loans	367,446	6,746	3.67%	188,166	6,088	6.47%
Commercial Real Estate Loans	3,807,170	80,382	4.22%	2,653,411	88,833	6.70%
Residential Mortgage Loans	2,816,828	75,523	5.36%	2,126,697	59,215	5.57%
Consumer Loans	17,466	225	2.58%	5,011	151	6.03%
	$ 7,704,428	$ 180,670	4.69%	$ 5,546,277	$ 173,615	6.26%
Reverse Repurchase
Agreements	621,841	905	0.29%	674,235	13,251	3.93%
Agency Mortgage backed
Securities	256,244	2,524	1.97%	191,947	4,402	4.59%
Non-agency Collateralized
Mortgage Obligations	251,465	11,054	8.79%	400,882	11,647	5.81%
Money Market Funds, Cash and
Cash Equivalents	527,493	2,603	0.99%	142,717	2,728	3.82%
FHLB Stock and Other	37,660	137	0.73%	9,071	265	5.84%
Total Interest-Earning
Banking Assets	9,399,131	$ 197,893	4.21%	6,965,129	$ 205,908	5.91%
Non-Interest-Earning Banking Assets
and Allowance for Loan Loss	72,849			20,359

Total Banking Assets	$ 9,471,980			$ 6,985,488

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 225,001	$ 4,524	4.02%	$ 245,446	$ 5,662	4.61%
Money Market, Savings,
and NOW Accounts (2)	8,561,376	13,564	0.32%	6,101,711	112,345	3.68%
FHLB Advances and Other	55,617	1,355	4.87%	199,196	4,714	4.73%

Total Interest-Bearing
Banking Liabilities	$ 8,841,994	$ 19,443	0.44%	$ 6,546,353	$ 122,721	3.75%

Non-Interest-Bearing
Banking Liabilities	23,667			22,504

Total Banking
Liabilities	8,865,661			6,568,857
Total Banking
Shareholder's
Equity	606,319			416,631

Total Banking
Liabilities and
Shareholder's
Equity	$ 9,471,980			$ 6,985,488

	Six Months Ended

	March 31, 2009			March 31, 2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Interest Income	$ 557,137	$ 178,450		$ 418,776	$ 83,187

Bank Net Interest (3):
Spread			3.77%			2.16%
Margin (Net Yield on
Interest- Earning
Bank Assets)			3.80%			2.39%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			106.3%			106.40%
Return On Average:
Total Banking Assets			0.56%			0.72%
Total Banking
Shareholder's Equity			8.83%			12.08%
Average Equity to
Average Total
Banking Assets			6.40%			5.96%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the six months ended March 31, 2009 and 2008 was $11.2 million and $6.5 million, respectively.

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
	2009 Compared to 2008
	Increase (Decrease) Due To
	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income
Commercial Loans	$ 4,133	$ (5,667)	$ (1,534)
Real Estate Construction Loans	5,801	(5,143)	658
Commercial Real Estate Loans	38,627	(47,078)	(8,451)
Residential Mortgage Loans	19,216	(2,908)	16,308
Consumer Loans	376	(302)	74
Reverse Repurchase Agreements	(1,030)	(11,316)	(12,346)
Agency Mortgage Backed Securities	1,474	(3,352)	(1,878)
Non-agency Collateralized Mortgage Obligations	(4,341)	3,748	(593)
Money Market Funds, Cash and Cash Equivalents	7,355	(7,480)	(125)
FHLB Stock and Other Investments	835	(963)	(128)

Total Interest-Earning Banking Assets	$ 72,446	$ (80,461)	$ (8,015)

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ (472)	$ (666)	$ (1,138)
Money Market, Savings and
NOW Accounts	45,287	(144,068)	(98,781)
FHLB Advances	(3,398)	39	(3,359)

Total Interest-Bearing Banking Liabilities	41,417	(144,695)	(103,278)

Change in Net Interest Income	$ 31,029	$ 64,234	$ 95,263

Liquidity and Capital Resources

The Company’s senior management establishes the liquidity and capital policies of the Company. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, the monitoring of the availability of alternative sources of financing, and the daily monitoring of liquidity in the Company’s significant subsidiaries. Decisions on the allocation of capital to business units consider, among other factors, projected profitability and cash flow, risk and impact on future liquidity needs. The Company’s Treasury Department assists in evaluating, monitoring and controlling the impact that the Company’s business activities have on its financial condition, liquidity and capital structure as well as maintains the relationships the Company has with various lenders. The objectives of these policies are to support the successful execution of the Company’s business strategies while ensuring ongoing and sufficient liquidity.

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

Cash provided by operating activities during the six months ended March 31, 2009 was approximately $172 million, which was primarily attributable to the decrease in brokerage client receivables, the increase in brokerage client deposits (directly correlated to the increase in segregated assets), the decrease in stock borrowed receivables, and the decrease in receivables from broker-dealers and clearing organizations. This was partially offset by the increase in segregated assets, the decrease in stock loaned payables, the decrease in payables to broker-dealers and clearing organizations, and the decrease in accrued compensation payables.

Investing activities used $701 million, which was primarily attributable to loans originated and purchased by RJBank, purchases of available for sale securities at RJBank, and purchases of securities purchased under agreements to resell at RJBank. This was partially offset by loan repayments to RJBank.

Financing activities used $2.4 billion, which was predominantly the result of repayments on borrowed funds, including the $1.9 billion overnight borrowing to meet point-in-time regulatory balance sheet composition requirements related to RJBank’s qualifying as a thrift institution at September 30, 2008, and the decrease in deposits at RJBank.

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

Liquidity Available from Subsidiaries

The Company’s two principal domestic broker-dealer subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At March 31, 2009, both of these brokerage subsidiaries far exceeded their minimum net capital requirements. At that date, these subsidiaries had excess net capital of $298.7 million, of which approximately $150 to $200 million is available for dividend (subject to cash availability, credit agreement restrictions, and possibly to regulatory approval) while still maintaining a capital level well above regulatory “early warning” guidelines.

Subject to notification and in some cases approval by the Office of Thrift Supervision (“OTS”), RJBank may dividend to the Company as long as RJBank maintains its “well capitalized” status under bank regulatory capital guidelines.

Liquidity available to the Company from its subsidiaries, other than its broker-dealer subsidiaries and RJBank, is not limited by regulatory requirements.

Borrowings and Financing Arrangements

The following table presents the Company’s domestic financing arrangements as of March 31, 2009:

	Committed	Committed	Uncommitted	Uncommitted	Total Financing
	Unsecured	Collateralized	Collateralized	Unsecured	Arrangements
	(in 000’s)

RJA (with third party lenders)	$ -	$ 150,000	$ 235,100	$ 150,000	$ 535,100
RJA (with related parties)	-	-	120,000	-	120,000
RJF	100,000	-	-	-	100,000

Total Company	$ 100,000	$ 150,000	$ 355,100	$ 150,000	$ 755,100

At March 31, 2009, the Company maintained three 364-day committed and several uncommitted financing arrangements denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At March 31, 2009, the aggregate domestic facilities were $755.1 million and the Canadian line of credit was CDN $20 million. Lenders are under no obligation to lend to the Company under uncommitted credit facilities.

RJA also has intra-day loan facilities with three large commercial banks for settlement of new issues of debt and equity securities. These facilities are uncommitted, but typically are available from one or more of the three banks when needed. The per annum rates range from 0.82% on larger amounts to 1.00% on smaller amounts.

On February 6, 2009, RJF closed on a new $100 million unsecured revolving credit agreement. Draws on the facility are subject to the Company’s receipt of approval from the U.S. Treasury to participate in the Capital Purchase Program (“CPP”). The commitment fee for the new RJF credit agreement is based on credit default swap spreads with a minimum of 0.50% per annum.

Raymond James & Associates, Inc. (“RJA”) maintains a $50 million committed secured line of credit and a $100 million committed tri-party repurchase arrangement, each with commercial banks. At March 31, 2009, there were no collateralized financings outstanding under either facility. Any tri-party repurchase agreement financings would be included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statement of Financial Condition. Financings under either arrangement would be collateralized by RJA-owned securities. RJA’s committed facilities with the two commercial banks are subject to 0.125% and 0.15% per annum facility fees, respectively.

On April 29, 2009, RJA closed a 364-day, $75 million committed repurchase agreement with a commercial bank. The commitment fee for this facility is 0.12% and the required market value of the collateral ranges from 102% to 120%.

Additionally, RJA maintains $235.1 million in uncommitted secured facilities. At March 31, 2009, RJA also maintained $120 million in uncommitted tri-party repurchase facilities with related parties, including an arrangement with Raymond James Financial Services, Inc. (“RJFS”). RJBank had provided the remaining $60 million of those uncommitted arrangements to RJA. Collateral for loans under secured lines of credit and securities sold under repurchase agreements (collectively “collateral”) are RJA-owned and/or client margin securities, as permitted by regulatory requirements. The required market value of the collateral ranges from 102% to 125% of the cash provided. Even though RJA had $270 million committed or related party collateralized financing arrangements available at March 31, 2009, RJA’s Fixed Income inventory available to serve as collateral is currently substantially less. Unsecured loan facilities available to RJA total $150 million in uncommitted lines of credit.

In addition, the Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. The Company has guaranteed certain of these settlement lines of credit as follows: one in Turkey totaling $8 million and one in Argentina for $9 million. At March 31, 2009, there were no outstanding balances on the settlement lines in Turkey or Argentina. At March 31, 2009 the aggregate unsecured settlement lines of credit available were $4.4 million, and there were no outstanding balances on these lines. On December 5, 2008, the Company’s Turkish joint venture ceased operations. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for more information.

RJBank had $170 million in FHLB advances outstanding at March 31, 2009, comprised of one short-term, overnight advance and several long-term, fixed rate advances. RJBank had $1.8 billion in immediate credit available from the FHLB on March 31, 2009 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB. See Note 9 of the Notes to Condensed Consolidated Financial Statements for more information. At March 31, 2009 and September 30, 2008, no securities other than FHLB stock were pledged by RJBank as collateral with the FHLB for advances.

At March 31, 2009, the Company had loans payable of $230.6 million. The balance at March 31, 2009 is comprised of a $60.6 million mortgage loan for its home-office complex, and $170 million in FHLB advances (RJBank).

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

Once the Company has become a Bank Holding Company, which is anticipated in the next few months, it intends to apply for the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). Participation in the TLGP would be expected to assist the Company in obtaining several hundred million dollars of senior unsecured debt financing at the holding company level. The Company may also pursue other forms of debt financing that would not benefit from the TLGP. There is no assurance that any form of financing will be obtained.

The Company believes that it qualifies to participate in the U.S. Treasury’s CPP and submitted an application through its primary regulator in November 2008. While there is no guarantee that the Company will be approved, the Company estimates that this program could provide up to approximately $300 million in new preferred equity. While the Company views additional capital as beneficial in the current environment, conditions being imposed on CPP recipients are such that it is unlikely that the Company will accept such funds.

If the Company were unable to obtain external financing, it may be necessary to reduce cash contributions to its subsidiaries, extract capital from its subsidiaries to the extent permitted while maintaining compliance with regulatory requirements and RJA bank covenants or reduce investments in private equity and venture capital endeavors. Those courses of action could result in foregoing opportunities to recruit additional Financial Advisors or acquire new business operations, reducing inventory levels of carried securities or scaling back of current business operations. A consequence of any of those courses of action would likely be a negative impact on near term earnings.

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The items represented in the statement of financial condition are primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $18.1 billion at March 31, 2009 were down approximately 4% from September 30, 2008 (excluding the cash received in the prior year from the $1.9 billion overnight borrowing at RJBank). Most of this modest decrease is due to changes in broker-dealers’ gross assets and liabilities, including trading inventory, stock loan/borrow, receivables and payables from/to broker-dealers and clearing organizations, which fluctuate with the Company's business levels and overall market conditions. Due to the Company’s decision to decrease the rate of growth of RJBank’s loan portfolio, the change in bank loans has had less of an impact on the Company’s total assets during recent fiscal quarters than in the prior year.

As of March 31, 2009, the Company's liabilities are comprised primarily of brokerage client payables of $6.2 billion at the broker-dealer subsidiaries and deposits of $8.4 billion at RJBank, as well as deposits held on stock loan transactions of $519 million. The Company primarily acts as an intermediary in stock loan/borrow transactions. As a result, the liability associated with the stock loan transactions is related to the $498 million receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $5.4 billion in cash and segregated assets. The Company also has client brokerage receivables of $1.3 billion and $7.5 billion in loans at RJBank.

Contractual Obligations, Commitments and Contingencies

The Company has contractual obligations of approximately $2.8 billion, with $2.3 billion coming due in the next twelve months related to its short- and long-term debt, non-cancelable lease agreements, partnership investments, unfunded commitments to extend credit, unsettled loan purchases, underwriting commitments and a stadium naming rights agreement.  Included in the obligations due within the next twelve months are $1.9 billion in commitments related to RJBank’s letters of credit and lines of credit. Commitments related to letters of credit and lines of credit may expire without being funded in whole or part, therefore these amounts are not estimates of future cash flows (see Notes 12 and 16 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company’s commitments).

The Company’s Board of Directors approved up to $200 million in short-term or mezzanine financing investments, primarily related to investment banking transactions. As of March 31, 2009, the Company did not have any such investments. The Board of Directors has approved the use of up to $75 million for investment in proprietary merchant banking opportunities. As of March 31, 2009, the Company has invested $33.5 million. The use of this capital is subject to availability of funds.

The Company is authorized by the Board of Directors to repurchase its common stock for general corporate purposes. There is no formal stock repurchase plan at this time. In May 2004 the Board authorized the repurchase of up to $75 million of shares. During March 2008, the Company exhausted this authorization. On March 11, 2008, the Board of Directors authorized an additional $75 million for repurchases at the discretion of the Board’s Share Repurchase Committee. As of March 31, 2009 the unused portion of this authorization was $65.5 million.

RJBank provides to its affiliate, RJCS, on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJCS. At March 31, 2009 and September 30, 2008, the aggregate exposure under these guarantees was $14.1 million and $2.5 million respectively, which was underwritten as part of RJBank’s larger corporate credit relationships. The estimated total potential exposure under these guarantees is $17.7 million at March 31, 2009.

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

As of March 31, 2009, RJBank had entered into short-term reverse repurchase agreements totaling $750 million with three counterparties, with individual exposures of $250 million to each counterparty. Although RJBank is exposed to risk that these counterparties may not fulfill their contractual obligations, the Company believes the risk of loss is minimal due to the U.S. Treasury or U.S. agency securities received as collateral, the creditworthiness of these counterparties, which is closely monitored, and the short duration of these agreements.

The Company has also committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits (“project partnerships”). These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. During the first quarter of fiscal year 2009, a subsidiary of the Company purchased 58 units in one of RJTCF’s current fund offerings (“Fund 34”) for a capital contribution of up to $58 million. During the second quarter of fiscal year 2009, the Company sold five units of Fund 34 to an unrelated third party for approximately $5 million and thus as of March 31, 2009 the Company holds 53 units of Fund 34. At March 31, 2009, $37.7 million of capital had been contributed by the subsidiary to Fund 34. The subsidiary expects to resell these interests to other investors; however, the holding period of these interests could be much longer than 90 days. In addition to the 58 unit interest in Fund 34 initially purchased, RJTCF provided certain specific performance guarantees to the third-party investors of Fund 34. The Company had guaranteed a $58 million capital contribution obligation as well as the specified performance guarantees provided by RJTCF to Fund 34’s third-party investors. The unfunded capital contribution obligation to Fund 34 is $20.3 million as of March 31, 2009. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At March 31, 2009, cash funded to invest in either loans or investments in project partnerships (excluding the unit purchase mentioned previously) was $8.4 million. In addition, at March 31, 2009, RJTCF is committed to additional future fundings (excluding the unit purchase mentioned previously) of $300,000 related to project partnerships that have not yet been sold to various tax credit funds. The Company and RJTCF also issue certain guarantees to various third parties related to project partnerships, interests in which have been or are expected to be sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $14.5 million as of March 31, 2009. Through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., certain construction loans or loans of longer duration (“permanent loans”) may be made directly to certain project partnerships. As of March 31, 2009 seven such construction loans are outstanding with an unfunded balance of $4.5 million available for future draws on such loans. Similarly, five permanent loan commitments are outstanding as of March 31, 2009. Each of these commitments will only be funded if certain conditions are achieved by the project partnership and in the event such conditions are not met, generally expire two years after their issuance. The total amount of such unfunded permanent loan commitments as of March 31, 2009 is $5.9 million.

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental”). The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The value of the Company’s leveraged lease with Continental was approximately $8.6 million as of March 31, 2009. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014. Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company continues to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At March 31, 2009, the Company had client margin securities valued at $114.4 million pledged with a clearing organization to meet the point in time requirement of $68.3 million. At September 30, 2008, the Company had client margin securities valued at $210.0 million pledged with a clearing organization to meet the point in time requirement of $139.9 million.

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

The Company entered into two agreements, both with Raymond James Trust, National Association (“RJT”). The Office of the Controller of the Currency (“OCC”) is also a party to one of those agreements.  The two agreements were a condition to OCC's approval of RJT's conversion in January, 2008 from a state to a federally chartered institution. Under those agreements, the Company is obligated to provide RJT with sufficient capital in a form acceptable to the OCC to meet and maintain the capital and liquidity requirements commensurate with RJT’s risk profile for its conversion and any subsequent requirements of the OCC. The conversion expands RJT’s market nationwide, while substituting federal for multiple state regulatory oversight. RJT’s federal charter limits it to fiduciary activities. Thus, capital requirements are not expected to be significant.

See Note 12 of the Notes to the Consolidated Financial Statements for further information on the Company's commitments and contingencies.

In addition, see Item 1, “Legal Proceedings,” in Part II of this report for discussion of auction rate securities (“ARS”) and the potential implications of the Company’s current liquidity position on its ability to resolve these matters.

Regulatory

The Company's broker-dealer subsidiaries are subject to requirements of the SEC in the United States and the IIROC in Canada relating to liquidity and capital standards. The domestic broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJA, a member firm of FINRA, is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJA, RJFS, Eagle Fund Distributors, Inc. (“EFD”) and Raymond James (USA) Ltd. have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or 2% of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of Aggregate Debit Items. RJA, RJFS, EFD, Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of March 31, 2009.

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IIROC) and the Early Warning System (By-Law No. 30 of the IIROC). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IIROC may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IIROC. The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 during the quarter ended March 31, 2009 or September 30, 2008.

RJBank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJBank must meet specific capital guidelines that involve quantitative measures of RJBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJBank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of March 31, 2009, that RJBank meets all capital adequacy requirements to which it is subject.

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

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in Note 16 of the Notes to the Condensed Consolidated Financial Statements. Such information is hereby incorporated by reference.

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

The Company adopted SFAS 157 and FSP SFAS No. 157-3 on October 1, 2008. The adoption of these pronouncements did not have any impact on the financial position or operating results of the Company. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments and assets and liabilities recognized at fair value in the financial statements on a recurring basis in accordance with SFAS 157. FSP SFAS No. 157-2 delays the effective date of SFAS 157 (until October 1, 2009 for the Company) for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis. As such, the Company has not applied SFAS 157 to the impairment tests or assessments under SFAS 142, real estate owned and nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS 144.

In April 2009, the FASB issued FSP SFAS No. 157-4. See Note 2 above for additional information. Although this FSP is effective for the Company on April 1, 2009, the Company elected to early adopt FSP SFAS No. 157-4 on January 1, 2009. As a result, the Company changed the valuation technique used for certain available for sale securities and redefined its major security types used in its trading instruments disclosure by separating mortgage backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) from corporate obligations and agency securities. See below for additional information.

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

Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with SFAS 157, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, the Company’s definition of actively traded was based on average daily volume and other market trading statistics. The Company considered the market for other types of financial instruments, including certain non-U.S. agency government securities and certain collateralized debt obligations, to be inactive as of March 31, 2009. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

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

Positions in illiquid securities that do not have readily determinable fair values require significant management judgment or estimation. For these securities the Company uses pricing models, discounted cash flow methodologies, or similar techniques. Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. Examples include certain municipal debt securities, certain CMOs, certain asset backed securities (“ABS”) and equity securities in private companies. For certain collateralized mortgage obligations (“CMOs”), where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, securities are currently classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable should markets for these securities become more active in the future.

Derivative Contracts

The Company enters into interest rate swaps and futures contracts as part of its fixed income business to facilitate customer transactions and to hedge a portion of the Company’s trading inventory. In addition, to mitigate interest rate risk should there be a significantly rising rate environment, RJBank purchases interest rate caps. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for more information. Fair values for derivative contracts are obtained from counterparties, pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value and yield curve or other volatility factors underlying the positions. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivative contracts are typically classified within Level 2 of the fair value hierarchy.

Available for Sale Securities

Available for sale securities are comprised primarily of CMOs and other residential mortgage related debt securities. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses, net of deferred taxes, reported in shareholders' equity as a component of accumulated other comprehensive income. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information. The fair value of available for sale securities is determined by obtaining third party bid quotations based upon observable data including benchmark yields, reported trades, other broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, other bids, offers, new issue data, monthly payment information, collateral performance, and reference data including market research publications. Changes to fair value are recognized in Other Comprehensive Income. See Note 5 of the Notes to Condensed Consolidated Financial Statements for information regarding other-than-temporary impairment. Upon adopting FSP SFAS No. 157-4, the Company changed the valuation technique used for certain non-agency CMOs as a result of the significant decrease in the volume and level of activity for these securities. The Company utilizes a discounted cash flow analysis to determine which fair value indicator previously mentioned is most representative of fair value under the current market conditions. This change resulted in an increase in the fair value of certain non-agency CMOs of approximately $18.6 million as compared to the previous methodology. This change in fair value represents approximately 8% of the total fair value of all non-agency CMOs. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

If these sources are not available, are deemed unreliable, or when an active market does not exist, then the fair value is estimated using  pricing models or discounted cash flow analyses, using observable market data where available as well as unobservable inputs provided by management. The assumptions utilized by these valuation techniques include the Company’s best estimate of future delinquencies, loss severities, defaults and prepayments. Securities valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

The Company adopted FSP SFAS No. 115-2 and SFAS 124-2 on January 1, 2009. See Note 2 above for additional information. FSP SFAS No. 115-2 and SFAS 124-2 amends the other-than-temporary impairment guidance for debt securities classified as available-for-sale and held-to-maturity to shift the focus from an entity’s intent to hold until recovery to its intent or requirement to sell. This guidance is to be applied to previously other-than-temporarily impaired debt securities existing as of the effective date by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the non-credit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company did not record a cumulative-effect adjustment upon adoption of this guidance as the adjustment was deemed to be immaterial.

For securities in an unrealized loss position at quarter end, the Company makes an assessment whether these securities are impaired on an other-than-temporary basis. In order to evaluate the Company’s risk exposure and any potential impairment of these securities, characteristics of each security owned such as collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses and collateral coverage are reviewed monthly by management. The following factors are considered to determine whether an impairment is other-than-temporary: the Company’s intention to sell the security, the Company’s assessment of whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that the Company will recover the entire amortized cost basis of a security outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry, forecasted performance of the security, and any changes to the rating of the security by a rating agency.

In applying FSP SFAS No. 115-2 and SFAS 124-2 and FSP EITF 99-20-1, which amended EITF 99-20, the Company determines the cash flows expected to be collected for each security based upon its best estimate of future delinquencies, loss severity and prepayments to determine the probability of future losses resulting in other-than-temporary impairment. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded in other comprehensive income. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. The previous amortized cost basis of the security less the other-than-temporary impairment recognized in earnings establishes the new cost basis for the security.

The Company estimates the portion of loss attributable to credit using a discounted cash flow model. The Company’s discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis.

Private Equity Investments

Private equity investments, held primarily by the Company’s Proprietary Capital segment, consist of various direct and third party private equity and merchant banking investments. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. Direct private equity investments are valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued based on the financial statements of the partnerships which commonly use similar methodologies. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Other Investments

Other investments consist predominantly of Canadian government bonds. The fair value of these bonds is estimated using recent external market transactions. Such bonds are classified within Level 1 of the fair value hierarchy.

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

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of March 31, 2009, goodwill had been allocated to the Private Client Group of RJA, and both the Private Client Group and Capital Markets segments of Raymond James Ltd. The Company performed its annual impairment testing as of March 31, 2009. This analysis did not result in impairment, despite the impact of negative market conditions on the Private Client Group and Capital Market segments. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Client loans at RJBank are generally collateralized by real estate or other property. RJBank provides for both an allowance for losses in accordance with SFAS 5 and a reserve for individually impaired loans in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan”. The calculation of the SFAS 5 allowance is subjective as management segregates the loan portfolio into different homogeneous classes and assigns each class an allowance percentage based on the perceived risk associated with that class of loans. Charge-offs are considered on residential mortgage loans once the loans are delinquent 90 days or more. A charge-off is taken for the difference between the loan amount and the amount that RJBank believes will ultimately be collected, based on the value of the underlying collateral less costs to sell. Updated collateral valuations are obtained to determine the amounts to be charged off. The property values are adjusted for anticipated selling costs and the balance is charged off against reserves. These loans are periodically evaluated for additional loss exposure and are reviewed in a monthly delinquency meeting jointly administered by retail banking and credit risk managers. An initial charge-off is generally taken when the loan is between 90 and 120 days past due. Additional charge-offs are taken if the value of the collateral decreases further.

The loan grading process provides specific and detailed risk measurement across the corporate loan portfolio. The factors taken into consideration when assigning the reserve percentage to each reserve category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJBank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. For individual loans identified as impaired, RJBank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is supported by collateral. After consideration of the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the reserve deemed to be a confirmed loss, if any, is charged off. For collateral dependent corporate loans secured by real estate, the amount of the reserve considered a confirmed loss and charged off is generally equal to the difference between the recorded investment in the loan and the appraised value less costs to sell. Appraisals on these impaired loans are updated at least annually and more frequently in certain geographies or at management’s discretion. For other corporate loans, RJBank evaluates all sources of repayment, including the estimated liquidation value of collateral pledged, to arrive at the amount considered to be a loss and charged off. Similar to retail banking, corporate banking and credit risk managers also hold a monthly meeting to review criticized credits. Additional charge-offs are taken when the value of the collateral changes or there is a change in the expected source of repayment.

At March 31, 2009, the amortized cost of all RJBank loans was $7.7 billion and an allowance for loan losses of $141.3 million was recorded against that balance. The total allowance for loan losses is equal to 1.84% of the amortized cost of the loan portfolio.

The following table allocates RJBank’s allowance for loan losses by loan category:

	March 31,		September 30,
	2009		2008
		Loan Category		Loan Category
		as a % of		as a % of
		Total Loans		Total Loans
	Allowance	Receivable	Allowance	Receivable
	($ in 000’s)

Commercial Loans	$ 14,742	12%	$ 10,147	10%

Real Estate Construction Loans	8,349	5%	7,061	5%

Commercial Real Estate Loans (1)	94,733	47%	62,197	49%

Residential Mortgage Loans	23,421	36%	8,589	36%

Consumer Loans	98	-	161	-

Total	$ 141,343	100%	$ 88,155	100%

(1)	Loans wholly or partially secured by real estate.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At March 31, 2009 the receivable from Financial Advisors was $232.5 million, which is net of an allowance of $3.2 million for estimated uncollectibility.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes”, as interpreted by FIN 48, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, or cash flows. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company’s income taxes.

For discussion of the effects recently issued accounting standards not yet adopted will have on the Company’s accounting policies and consolidated financial statements, see Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a complete description of the Company’s risk management policies, including a discussion of the Company’s primary market risk exposures, which include interest rate risk and equity price risk, as well as a discussion of the Company’s foreign exchange risk, credit risk, liquidity risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and security prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations. The Company's broker-dealer subsidiaries, primarily RJA, trade tax exempt and taxable debt obligations and act as an active market maker in approximately 684 listed and over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. RJBank holds investments in mortgage backed securities and CMOs within its available for sale securities portfolio. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

See Notes 3 and 4 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making and proprietary trading activities. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of available for sale securities.

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits. Limits are established both for categories of securities (e.g., OTC equities, corporate bonds, municipal bonds) and for individual traders. As of March 31, 2009, the absolute fixed income and equity inventory limits excluding contractual underwriting commitments for the Company’s domestic subsidiaries, were $1.96 billion and $59.8 million, respectively. These same inventory limits for RJ Ltd. as of March 31, 2009, were $48 million and $62.5 million, respectively. The Company's trading activities in the aggregate were significantly below these limits at March 31, 2009. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risk. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

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

To calculate VaR, the Company uses historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that the Company could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year on average over the course of time. During the six months ended March 31, 2009, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR one time.

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

The following table sets forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the six months ended March 31, 2009 and the VaR at March 31, 2009 and September 30, 2008, with the corresponding dollar value of the Company's portfolio:

	Six Months Ended March 31, 2009			VaR at
				March 31,	September 30,
	High	Low	Daily Average	2009	2008
	($ in 000's)

Daily VaR	$ 901	$ 296	$ 542	$ 484	$ 586
Related Portfolio Value
(Net) (1)	$ 98,176	$ 97,195	$ 100,543	$ 76,494	$ 103,047
VaR as a Percent
of Portfolio Value	0.92%	0.30%	0.54%	0.63%	0.57%

(1)	Portfolio value achieved on the day of the VaR calculation.

The following table sets forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the six months ended March 31, 2008 and the VaR at March 31, 2008, with the corresponding dollar value of the Company's portfolio:

	Six Months Ended March 31, 2008			VaR at
				March 31,
	High	Low	Daily Average	2008
	($ in 000's)

Daily VaR	$ 1,368	$ 166	$ 644	$ 303
Related Portfolio Value
(Net) (1)	$ 321,520	$ 344,824	$ 370,525	$ 139,218
VaR as a Percent
of Portfolio Value	0.43%	0.05%	0.18%	0.22%

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

Additional information is discussed under Derivative Financial Instruments in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

RJ Ltd.’s net income is sensitive to changes in interest rate conditions. Assuming a shift of 100 basis points in interest rates and using interest-bearing asset and liability balances as of March 31, 2009, RJ Ltd.'s sensitivity analysis indicates that an upward movement would increase RJ Ltd.'s net income by approximately CDN$145,000 for the quarter, whereas a downward shift of the same magnitude would decrease RJ Ltd.'s net income by approximately this same amount for the quarter. This sensitivity analysis is based on the assumption that all other variables remain constant.

RJBank maintains an earning asset portfolio that is comprised of mortgage, corporate and consumer loans, as well as mortgage backed securities, securities purchased under resale agreements, deposits at other banks and other investments. Those earning assets are funded in part by its obligations to clients, including NOW accounts, demand deposits, money market accounts, savings accounts, and certificates of deposit; and FHLB advances. Based on the current earning asset portfolio of RJBank, market risk for RJBank is limited primarily to interest rate risk.  In the current market and economic environment, short-term interest rate risk has been severely impacted as credit conditions have rapidly deteriorated and financial markets have experienced widespread illiquidity and elevated levels of volatility.  RJBank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios. The following table represents the carrying value of RJBank's assets and liabilities that are subject to market risk. This table does not include financial instruments with limited market risk exposure due to offsetting asset and liability positions, short holding periods or short periods of time until the interest rate resets.

RJBank Financial Instruments with Market Risk (as described above):

	March 31,	September 30,
	2009	2008
	(in 000's)

Mortgage Backed Securities	$ 191,989	$ 301,329
Loans Receivable, Net	2,338,146	2,314,884
Total Assets with Market Risk	$ 2,530,135	$ 2,616,213

Certificates of Deposit	$ 111,650	$ 118,233
Federal Home Loan Bank Advances	50,000	50,000
Total Liabilities with Market Risk	$ 161,650	$ 168,233

The following table shows the distribution of those RJBank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2009:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)

Commercial Loans	$ 1,401	$ 883,090	$ 884,491
Real Estate Construction Loans	-	251,620	251,620
Commercial Real Estate Loans (1)	8,913	3,367,030	3,375,943
Residential Mortgage Loans	23,246	2,756,965	2,780,211
Consumer Loans	-	13,822	13,822

Total Loans	$ 33,560	$ 7,272,527	$ 7,306,087

(1)
Of this amount, $1.4 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of March 31, 2009. The remainder is wholly or partially secured by real estate, the majority of which are also secured by other assets of the borrower.

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

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJBank's sensitivity analysis indicates that an upward movement would decrease RJBank's net interest income by 3.35% in the first year after the rate increase. This sensitivity figure is based on positions as of March 31, 2009, and is subject to certain simplifying assumptions, including that management takes no corrective action.

To mitigate interest rate risk in a significantly rising rate environment, RJBank purchased three year term interest rate caps with high strike rates (more than 300 basis points higher than current rates) during the year ended September 30, 2008 that will increase in value if interest rates rise, and entitle RJBank to cash flows if interest rates rise above strike rates. RJBank minimizes the credit or repayment risk of derivative instruments by entering into transactions only with high-quality counterparties whose credit rating is investment grade. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for further information.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJA and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 25 traders. The average aggregate inventory held for proprietary trading during the six months ended March 31, 2009 was CDN $8.2 million. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

Foreign Exchange Risk

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of March 31, 2009, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $3.1 million and CDN $8.3 million, respectively.

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

The valuation of the mortgage backed securities and CMOs held as available for sale securities by RJBank is impacted by the credit risk associated with the underlying loans. Underlying loan characteristics associated with this risk are considered in valuing these securities. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information.

RJBank manages risks inherent in its lending activities through policies and procedures which incorporate strong lending standards and management oversight. The underwriting policies are described in the section below.

Loan Underwriting Policies

The Company’s credit risk is managed through its policies and procedures. There have been no material changes in the Company’s underwriting policies during the six months ended March 31, 2009. For a description of RJBank’s underwriting policies for both the residential and corporate loan portfolios, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

The LTV/FICO scores of RJBank’s residential first mortgage loan portfolio are as follows:

	March 31,	September 30,
	2009	2008

Residential First Mortgage
Loan Weighted Average
LTV/FICO (1)	63% / 752	64% / 750

 (1) At origination. Small group of local loans representing less than 0.5% of residential portfolio excluded.

The geographic concentrations (top five states) of RJBank’s one-to-four family residential mortgage loans are as follows:

March 31,	September 30,
2009	2008 (1)
($ outstanding as a % of RJBank total assets)
6.0% CA	5.2% CA
4.2% NY	3.3% NY
3.1% FL	3.0% FL
1.9% NJ	2.1% NJ
1.3% VA	1.3% VA

(1)
Concentration ratios are presented as a percentage of adjusted RJBank total assets of $9.4 billion. Adjusted RJBank total assets (non-GAAP) at September 30, 2008 exclude the assets associated with the $1.9 billion FHLB advance repaid on October 1, 2008 and the $60 million return of capital to RJF on October 2, 2008.

The industry concentrations (top five categories) of RJBank’s corporate loans are as follows:

March 31,	September 30,
2009	2008 (1)
($ outstanding as a % of RJBank total assets)

3.9% Consumer Products/Services	3.3% Telecom
3.6% Healthcare (excluding hospitals)	3.2% Retail Real Estate
3.6% Industrial Manufacturing	3.2% Consumer Products/Services
3.5% Retail Real Estate	3.1% Industrial Manufacturing
3.3% Hospitality	3.0% Healthcare (excluding hospitals)

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. RJY is vigorously contesting most aspects of this assessment and has sought reconsideration of the Turkish Council of State. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJY $5.7 million for 2002, which is also being challenged. Audits of 2003 and 2004 are anticipated and their outcome is unknown in light of the change in methodology and the pending litigation. On October 24, 2008, RJY was notified by the Capital Markets Board of Turkey that the technical capital inadequacy resulting from RJY’s provision for this case required an additional capital contribution, and as a result, RJY halted all trading activities.  On December 5, 2008 RJY ceased operations and subsequently filed for protection under Turkish bankruptcy laws. The Company has recorded a provision for loss in its condensed consolidated financial statements for its full equity interest in this joint venture. As of March 31, 2009, RJY had total capital of approximately $3.3 million, of which the Company owns approximately 50%.

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

In connection with auction rate securities (“ARS”), the Company's principal broker-dealers, RJA and RJFS, have been subject to ongoing investigations, with which they are cooperating fully, by the Securities and Exchange Commission (“SEC”), the New York Attorney General's Office and Florida’s Office of Financial Regulation. The Company is also named in a class action lawsuit similar to that filed against a number of brokerage firms alleging various securities law violations, which it is vigorously defending. The Company announced in April 2008 that customers held approximately $1.9 billion of ARS, which as of March 31, 2009, had declined to approximately $919 million due to the redemption and refinancing of such securities by the issuers of the ARS. Additional information regarding ARS can be found at http://www.raymondjames.com/auction_rate_preferred.htm. The information on the Company’s Internet site is not incorporated by reference.

Several large banks and brokerage firms, most of whom were the primary underwriters of and supported the auctions for ARS, have announced agreements, usually as part of a regulatory settlement, to repurchase ARS at par from some of their clients. Other brokerage firms have entered into similar agreements. The Company, in conjunction with other industry participants is actively seeking a solution to ARS’ illiquidity. This includes issuers restructuring and refinancing the ARS, which has met with some success. Should these restructurings and refinancings continue, then clients’ holdings could be reduced further; however, there can be no assurance these events will continue. If the Company were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or some portion of these ARS from certain clients, it would have to have sufficient regulatory capital and cash or borrowing power to do so, and at present it does not have such capacity. Further, if such repurchases were made at par value there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect the results of operations.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

Proxies for the Annual Meeting of Shareholders held on February 19, 2009 were solicited by the Company pursuant to Regulation 14A of the Securities Act of 1934, as amended.  Matters voted upon at the Annual Meeting of Shareholders were as follows:

1.     The election of ten directors to the Board of Directors to hold office until the Annual Meeting of Shareholders in 2010 and until their respective successors have been elected. There was no solicitation in opposition to the nominees and all such nominees were elected.

	For	Withheld
Broader, Shelley G.	108,520,501	1,184,156
Godbold, Francis S.	103,887,052	5,817,605
Habermeyer, H. William	107,435,126	2,269,531
Helck, Chet B.	103,862,883	5,841,774
James, Thomas A.	104,361,553	5,343,104
Reilly, Paul C.	107,748,199	1,956,458
Saltzman, Robert P.	105,221,172	4,483,485
Shields, Kenneth A.	99,889,929	9,814,728
Simmons, Hardwick	104,875,650	4,829,007
Story, Susan N.	105,295,365	4,409,292

2. To ratify the appointment by the Audit Committee of the Board of Directors of KPMG LLP as the Company’s independent registered public accounting firm.

For	Against	Abstain
105,372,135	4,269,984	62,538

3. To approve an amendment to the 2005 Restricted Stock Plan to increase the number available under the plan by 6,175,000.

For	Against	Abstain
52,598,208	37,777,521	187,623

4. To approve an amendment to the 2003 Employee Stock Purchase Plan to increase the number of shares available under the plan by 4,000,000.

For	Against	Abstain
89,300,827	1,080,843	181,682

Item 5. OTHER INFORMATION

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On May 7, 2009, the Company received a letter from the New York Stock Exchange (“NYSE”) informing it that it was deficient in meeting the requirements of the Listed Company Manual in that it no longer has a majority of independent directors on the board. This resulted from Mr. Paul Reilly, a member of the Board of Directors of the Company who formerly was determined to be independent, becoming President of the Company on May 1, 2009. The Company had expected that the Board of Directors would make a determination that Mr. Kenneth Shields was now independent under NYSE rules at its regularly scheduled quarterly board meeting on May 21, 2009. Mr. Shields had previously been ineligible under NYSE rules to be considered independent because of his prior employment as Chief Executive Officer of Raymond James, Ltd., the Company’s wholly owned Canadian subsidiary. He is now eligible to be so considered in light of the passage of more than three years since he ceased such employment.  In light of the NYSE notice, the Company has scheduled a special board meeting on May 14, 2009 to consider a determination of Mr. Shields’ independence. The Company expects that the board will make such a finding. If it does, it will so notify the NYSE that the deficiency has been remedied.

Regulation FD Disclosure

Officials of the Company will meet with analysts on May 12, 2009, at a conference sponsored by UBS. A copy of the materials to be distributed is posted on the Company’s website www.RaymondJames.com under Investor Relations – Presentations and Webcasts. The Company disclosed additional details concerning the self-imposed “stress test” performed on Raymond James Bank, FSB in these materials.

Item 6. EXHIBITS

10.6
Amended and Restated 2003 Raymond James Financial, Inc. Employee Stock Purchase Plan, incorporated by reference to Appendix B to Definitive Proxy Statement for the Annual Meeting of Shareholders held February 19, 2009, filed on January 12, 2009, File No. 0000720005.

10.8
Amended and Restated 2005 Raymond James Financial, Inc. Restricted Stock Plan, incorporated by reference to Appendix A to Definitive Proxy Statement for the Annual Meeting of Shareholders held February 19, 2009, filed on January 12, 2009, File No. 0000720005.

10.14	Letter agreement dated February 25, 2009 between the Company and Paul Reilly, incorporated by reference to Exhibit No. 10 as filed with Form 8-K on March 3, 2009.

11
Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

31.1	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 11, 2009	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer