Form 10-Q
period 2009-06-30
RAYMOND JAMES FINANCIAL INC
filed 2009-08-10
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2009

or

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

123,232,700 shares of Common Stock as of August 5, 2009

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter Ended June 30, 2009

	INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Financial Condition as of June 30, 2009 and September 30, 2008 (unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2009 and June 30, 2008 (unaudited)	4

	Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended June 30, 2009 and June 30, 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and June 30, 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	81

Item 4.	Controls and Procedures	86

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	87

Item 1A.	Risk Factors	88

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88

Item 5.	Other Information	88

Item 6.	Exhibits	89

	Signatures	90

PART I   FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	September 30,
	2009	2008
	(in 000’s)
Assets
Cash and Cash Equivalents	$ 539,346	$ 3,207,493
Assets Segregated Pursuant to Regulations and Other Segregated Assets	5,156,139	4,311,933
Securities Purchased under Agreements to Resell and Other Collateralized Financings	564,245	950,546
Financial Instruments, at Fair Value:
Trading Instruments	304,032	314,008
Available for Sale Securities	537,148	577,933
Private Equity and Other Investments	234,775	209,915
Receivables:
Brokerage Clients, Net	1,386,060	1,850,464
Stock Borrowed	559,307	675,080
Bank Loans, Net	7,075,572	7,095,227
Broker-Dealers and Clearing Organizations	126,681	186,841
Other	421,469	344,594
Investments in Real Estate Partnerships - Held by Variable Interest Entities	272,975	239,714
Property and Equipment, Net	187,569	192,450
Deferred Income Taxes, Net	148,949	108,765
Deposits With Clearing Organizations	84,222	94,242
Goodwill	62,575	62,575
Prepaid Expenses and Other Assets	169,766	287,836

	$ 17,830,830	$ 20,709,616

Liabilities And Shareholders' Equity
Loans Payable	$ 110,294	$ 2,212,224
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	88,055	102,564
Payables:
Brokerage Clients	6,549,238	5,789,952
Stock Loaned	577,906	695,739
Bank Deposits	7,637,558	8,774,457
Broker-Dealers and Clearing Organizations	62,790	266,272
Trade and Other	243,423	154,915
Trading Instruments Sold but Not Yet Purchased, at Fair Value	45,241	123,756
Securities Sold Under Agreements to Repurchase	84,081	122,728
Accrued Compensation, Commissions and Benefits	258,369	345,782
	15,656,955	18,588,389

Minority Interests	211,767	237,322
Commitments and Contingencies (See Note 12)
Shareholders' Equity:
Preferred Stock; $.10 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized 350,000,000 Shares;
Issued 126,695,580 at June 30, 2009 and 124,078,129
at September 30, 2008	1,222	1,202
Shares Exchangeable into Common Stock; 249,168
at June 30, 2009 and 273,042 at September 30, 2008	3,198	3,504
Additional Paid-In Capital	402,271	355,274
Retained Earnings	1,708,475	1,639,662
Accumulated Other Comprehensive Income	(67,174)	(33,976)
	2,047,992	1,965,666
Less: 4,020,603 and 3,825,619 Common Shares in Treasury, at Cost	(85,884)	(81,761)
	1,962,108	1,883,905

	$ 17,830,830	$ 20,709,616

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(in 000’s, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues:
Securities Commissions and Fees	$ 405,925	$ 483,225	$ 1,193,855	$ 1,437,327
Investment Banking	20,586	36,236	59,320	87,323
Investment Advisory Fees	27,558	51,492	110,954	161,416
Interest	98,037	156,935	349,722	561,199
Net Trading Profits	13,272	11,100	35,213	5,256
Financial Service Fees	30,909	31,774	94,849	97,512
Other	35,965	37,986	80,583	95,040
Total Revenues	632,252	808,748	1,924,496	2,445,073

Interest Expense	7,453	66,724	46,088	325,535
Net Revenues	624,799	742,024	1,878,408	2,119,538

Non-Interest Expenses:
Compensation, Commissions and Benefits	406,809	490,479	1,217,965	1,434,389
Communications and Information Processing	26,690	30,899	91,869	93,140
Occupancy and Equipment Costs	26,299	26,102	77,679	71,600
Clearance and Floor Brokerage	8,377	7,969	24,429	23,648
Business Development	18,652	24,527	62,193	70,130
Investment Advisory Fees	7,114	12,997	24,058	38,490
Bank Loan Loss Provision	29,790	12,366	129,639	36,299
Other	24,378	21,992	71,003	51,253
Total Non-Interest Expenses	548,109	627,331	1,698,835	1,818,949
Minority Interest in (Losses) Earnings of Subsidiaries	(4,381)	425	7,318	3,104
Income Before Provision for Income Taxes	72,309	115,118	186,891	303,693
Provision for Income Taxes	29,714	45,180	77,110	117,723

Net Income	$ 42,595	$ 69,938	$ 109,781	$ 185,970

Net Income per Share-Basic	$ 0.36	$ 0.60	$ 0.94	$ 1.59
Net Income per Share-Diluted	$ 0.36	$ 0.59	$ 0.93	$ 1.56
Weighted Average Common Shares
Outstanding-Basic	118,177	115,633	117,239	116,573
Weighted Average Common and Common
Equivalent Shares Outstanding-Diluted	119,460	118,272	118,411	119,212

Dividends Paid per Common Share	$ 0.11	$ 0.11	$ 0.33	$ 0. 33
Net Income	$ 42,595	$ 69,938	$ 109,781	$ 185,970
Other Comprehensive Income:
Change in Unrealized Gain/(Loss) on Available
for Sale Securities, Net of Tax	17,256	1,834	(19,399)	(35,383)
Change in Currency Translations	10,608	874	(13,800)	(3,503)
Total Comprehensive (Loss) Income	$ 70,459	$ 72,646	$ 76,582	$ 147,084

Other-Than-Temporary Impairment:
Total Other-Than-Temporary Impairment Losses	$ (12,057)	$ (2,823)	$ (23,582)	$ (2,823)
Portion of Losses Recognized in Other
Comprehensive Income (Before Taxes)	10,597	-	15,386	-
Net Impairment Losses Recognized in
Other Revenue	$ (1,460)	$ (2,823)	$ (8,196)	$ (2,823)
See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued on next page)

	Nine Months Ended
	June 30,	June 30,
	2009	2008
Cash Flows From Operating Activities:
Net Income	$ 109,781	$ 185,970
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	25,339	20,240
Deferred Income Taxes	(28,977)	17,351
Premium and Discount Amortization on Available for Sale Securities
and Unrealized/Realized Gain on Other Investments	(9,680)	(17,290)
Other-than-Temporary Impairment on Available for Sale Securities	8,196	2,823
Impairment of and Loss on Sale of Property and Equipment	7,278	40
Gain on Sale of Loans Available for Sale	(637)	(304)
Provision for Loan Loss, Legal Proceedings, Bad Debts and Other Accruals	141,800	43,465
Stock-Based Compensation Expense	19,498	27,102
Loss on Company-Owned Life Insurance	11,807	9,199

(Increase) Decrease in Operating Assets:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	(844,206)	6,407
Receivables:
Brokerage Clients, Net	462,877	(264,674)
Stock Borrowed	115,773	125,352
Broker-Dealers and Clearing Organizations	60,160	91,702
Other	(80,442)	(35,921)
Securities Purchased Under Agreements to Resell and Other Collateralized
Financings, Net of Securities Sold Under Agreements to Repurchase	(17,346)	(162,567)
Trading Instruments, Net	(68,539)	61,680
Proceeds from Sale of Loans Available for Sale	79,163	26,907
Origination of Loans Available for Sale	(102,888)	(26,111)
Excess Tax Benefits from Stock-Based Payment Arrangements	(2,693)	(392)
Prepaid Expenses and Other Assets	100,085	(63,469)
Minority Interest	7,318	(3,104)

Increase (Decrease) in Operating Liabilities:
Payables:
Brokerage Clients	759,286	149,579
Stock Loaned	(117,833)	(103,559)
Broker-Dealers and Clearing Organizations	(203,482)	71,282
Trade and Other	92,984	9,428
Accrued Compensation, Commissions and Benefits	(86,301)	(44,241)

Net Cash Provided by Operating Activities	438,321	126,895

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued)

	Nine Months Ended
	June 30,	June 30,
	2009	2008

Cash Flows from Investing Activities:
Additions to Property and Equipment, Net	(28,996)	(35,348)
Bank Loan Originations and Purchases	(2,173,221)	(4,342,767)
Bank Loan Repayments and Increase in Unearned Fees, net	2,066,685	2,006,563
Purchases of Private Equity and Other Investments, Net	(34,240)	(23,654)
Investments in Company-Owned Life Insurance	(12,000)	(47,818)
Investments in Real Estate Partnerships-Held by Variable Interest Entities	(33,261)	(1,545)
Repayments of Loans by Investor Members of Variable Interest Entities Related
to Investments in Real Estate Partnerships	1,661	6,112
Securities Purchased Under Agreements to Resell, Net	365,000	180,000
Purchases of Available for Sale Securities	(102,516)	(189,565)
Available for Sale Securities Maturations and Repayments	104,583	81,376

Net Cash Provided by (Used in) Investing Activities	153,695	(2,366,646)

Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, Net	468	200,000
Repayments of Borrowings, Net	(2,102,398)	(9,736)
Proceeds from Borrowed Funds Related to Company-Owned Life Insurance	38,120	-
Proceeds from Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	3,712	4,237
Repayments of Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	(18,221)	(19,519)
Proceeds from Capital Contributed to Variable Interest Entities
Related to Investments in Real Estate Partnerships	28,266	28,264
Minority Interest	(34,020)	(15,336)
Exercise of Stock Options and Employee Stock Purchases	22,385	26,140
(Decrease) Increase in Bank Deposits	(1,136,899)	2,160,880
Purchase of Treasury Stock	(6,563)	(67,243)
Dividends on Common Stock	(40,464)	(40,227)
Excess Tax Benefits from Stock-Based Payment Arrangements	2,693	392

Net Cash (Used in) Provided by Financing Activities	(3,242,921)	2,267,852

Currency Adjustment:
Effect of Exchange Rate Changes on Cash	(11,025)	(3,503)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,661,930)	24,598
Cash Reduced by Deconsolidation of Certain Internally Sponsored
Private Equity Limited Partnerships	(6,217)	-
Cash and Cash Equivalents at Beginning of Year	3,207,493	644,943

Cash and Cash Equivalents at End of Period	$ 539,346	$ 669,541

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ 47,914	$ 330,370
Cash Paid for Income Taxes	$ 98,078	$ 109,942

See accompanying Notes to Condensed Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009

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

During the three months ended March 31, 2009, the Company relinquished control over the general partners of certain internally sponsored private equity limited partnerships. As a result, the Company deconsolidated seven entities during the three months ended March 31, 2009, which had assets of approximately $47.6 million. No such deconsolidation of entities occurred during the most recent quarter ended June 30, 2009.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") but not required for interim reporting purposes has been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. Subsequent events have been evaluated for either recognition in these interim financial statements, or for disclosure purposes herein as appropriate, through August 10, 2009 which is the date the unaudited condensed consolidated financial statements were issued, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.  To prepare consolidated financial statements in conformity with GAAP, management must estimate certain amounts that affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates.

Certain revisions and reclassifications have been made to the unaudited condensed consolidated financial statements of the prior period to conform to the current period presentation. During the quarter ended December 31, 2008, the Company reclassified cash collateral related to interest rate swap contracts in accordance with FASB Staff Position (“FSP”) FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN No. 39-1”). See Note 2 below for further discussion of the Company’s adoption of this accounting pronouncement. The Condensed Consolidated Statements of Financial Condition were adjusted for the period ended September 30, 2008, which resulted in reclassifications between Broker-Dealers and Clearing Organizations Receivables and Payables, Trading Instruments, and Trading Instruments Sold but Not Yet Purchased, netting to a $22.2 million adjustment between total assets and total liabilities. This reclassification had an immaterial impact to the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2008. In the quarter ended December 31, 2008, a new intersegment component to the Company’s segment reporting was added to reflect total gross revenues by segment with the elimination of intersegment transactions in this new segment. In addition, the methodology for allocating the Company’s corporate bonus pool expense to individual segments was changed. Reclassifications have been made in the segment disclosure for the nine months ended June 30, 2008 to conform to this presentation. Additional information is provided in Note 18 below. In the quarter ended December 31, 2008, the Condensed Consolidated Statements of Financial Condition were adjusted to reflect the reclassification of certain other investments from Prepaid Expenses and Other Assets to Private Equity and Other Investments. This reclassification included the Company’s private equity investments and other miscellaneous investments recorded at fair value and totaled $157.2 million at September 30, 2008. The Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 were adjusted for this reclassification, which resulted in a net increase of $26.1 million in cash flows provided by operating activities with the offset to cash flows used in investing activities. In addition, for the nine months ended June 30, 2008 the Condensed Consolidated Statements of Cash Flows were adjusted for a $47.8 million reclassification of investments in company-owned life insurance from an operating activity to an investing activity.

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

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 (October 1, 2009 for the Company), and interim periods within those fiscal years. The Company does not expect the adoption of FSP SFAS No. 157-2 to have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies to expand its disclosures regarding derivative instruments and hedging activities to include how and why an entity is using a derivative instrument or hedging activity, an explanation of its accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and how this instrument affects the entity’s financial position and performance as well as cash flows. SFAS 161 also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). The Company adopted SFAS 161 for the quarter ended March 31, 2009. See Note 10 below for information regarding the impact the adoption of SFAS 161 had on the Company’s consolidated financial statements.

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

In December 2008, the FASB issued FSP SFAS No. 140-4 and FIN 46R-8, “Disclosures about Transfers of Financial Assets and Interest in Variable Interest Entities” (“FSP SFAS No 140-4 and FIN 46R-8”). FSP SFAS No. 140-4 and FIN 46R-8 require companies to provide additional disclosures about transfers of financial assets and their involvement with VIEs in addition to certain disclosures which apply to companies acting as the transferor, sponsor, servicer, primary beneficiary, or qualifying special purpose entity. These disclosures are intended to provide greater transparency to financial statement users regarding a company’s involvement with transferred financial assets and VIEs. The Company adopted this interpretation effective October 1, 2008. See Note 7 below for the required disclosures under FSP SFAS No. 140-4 and FIN 46R-8.

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

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2 and SFAS 124-2”). FSP SFAS No. 115-2 and SFAS 124-2 amends the other-than-temporary impairment guidance for debt securities classified as available for sale and held-to-maturity to shift the focus from an entity’s intent to hold until recovery to its intent or requirement to sell. This guidance is to be applied to previously other-than-temporarily impaired debt securities existing as of the effective date by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment, if material, would reclassify the non-credit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. In addition, this interpretation includes expanded presentation and disclosure requirements. Although this FSP is effective for the Company on April 1, 2009, the Company adopted FSP SFAS No. 115-2 and SFAS 124-2 on January 1, 2009 as early adoption is permitted. See Note 5 below for the impact the adoption of FSP SFAS No. 115-2 and SFAS 124-2 had on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB 28-1”). FSP SFAS No. 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107 to interim reporting periods. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009 (April 1, 2009 for the Company). The Company adopted FSP SFAS No. 107-1 and APB 28-1 for the quarter ended June 30, 2009.  See Note 3 below for the required disclosures under FSP SFAS No. 107-1 and APB 28-1.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (SFAS 166”). SFAS 166 eliminates the Qualified Special Purpose Entity (QSPE) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. SFAS 166 requires additional year-end and interim disclosures that are similar to the disclosures required by FSP SFAS No. 140-4 and FIN 46R-8.  SFAS 166 is effective for the Company on October 1, 2010, and for subsequent interim and annual reporting periods. Early adoption is prohibited. SFAS 166’s disclosure requirements must be applied to transfers that occurred before and after its effective date. The Company is currently evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No 46(R)” (“SFAS 167”). SFAS 167 amends the guidance in FASB Interpretation 46R related to the consolidation of variable interest entities.  SFAS 167 requires the reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for the Company on October 1, 2010 and earlier adoption is prohibited.  The Company is currently evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

NOTE 3 - FAIR VALUE:

The Company adopted SFAS 157 and FSP SFAS No. 157-3 on October 1, 2008. The adoption of these pronouncements did not have any impact on the financial position or operating results of the Company. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair value of its financial instruments and assets and liabilities recognized at fair value in the financial statements on a recurring basis in accordance with SFAS 157. FSP SFAS No. 157-2 delays the effective date of SFAS 157 (until October 1, 2009 for the Company) for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis. As such, the Company has not applied SFAS 157 to the impairment tests or assessments under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”), real estate owned and nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

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

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. SFAS 157 describes the following three levels used to classify fair value measurements:

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

Valuation Techniques

Notwithstanding the valuation approach utilized as discussed above, the fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with SFAS 157, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, the Company’s definition of actively traded was based on average daily volume and other market trading statistics. The Company considered the market for other types of financial instruments, including certain CMOs, asset backed securities (“ABS”) and certain collateralized debt obligations, to be inactive as of June 30, 2009. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers. The specific valuation techniques utilized for the category of financial instruments presented in the unaudited Condensed Consolidated Statements of Financial Condition are described below.

Cash Equivalents

Cash equivalents consist of investments in U.S. Treasury bills and money market mutual funds. Such instruments are classified within Level 1 of the fair value hierarchy.

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

When instruments are traded in secondary markets and quoted market prices do not exist for such securities, the Company employs valuation techniques, including matrix pricing to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal repayments, and default probabilities. Instruments valued using these inputs are typically classified within Level 2 of the fair value hierarchy. Examples include certain municipal debt securities, corporate debt securities, agency MBS, and restricted equity securities in public companies. Management utilizes prices from independent services to corroborate its estimate of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price, or use other methods including broker-dealer price quotations.

Positions in illiquid securities that do not have readily determinable fair values require significant management judgment or estimation. For these securities the Company uses pricing models, discounted cash flow methodologies, or similar techniques. Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. Examples include certain municipal debt securities, certain CMOs, ABS and equity securities in private companies. For certain CMOs, where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, these securities are currently classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable should markets for these securities become more active in the future.

Derivative Contracts

The Company enters into interest rate swaps and futures contracts as part of its fixed income business to facilitate customer transactions and to hedge a portion of the Company’s trading inventory. In addition, to mitigate interest rate risk should there be a significantly rising rate environment, Raymond James Bank (“RJ Bank”) purchases interest rate caps. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for more information. Fair values for derivative contracts are obtained from counterparties, pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value and yield curve or other volatility factors underlying the positions. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivative contracts are typically classified within Level 2 of the fair value hierarchy.

Available for Sale Securities

Available for sale securities are comprised primarily of CMOs and other residential mortgage related debt securities. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses, net of deferred taxes, reported in shareholders' equity as a component of accumulated other comprehensive income (“OCI”) unless the loss is considered to be other-than-temporary, in which case, the related credit loss portion is recognized as a loss in other revenue. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information.

The fair value of available for sale securities is determined by obtaining third party pricing service bid quotations and third party broker-dealer quotes. Third party pricing service bid quotations are based on current market data. The third party pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other current market information as well as cash flow expectations and, when available, loan performance data. The market inputs the third party pricing service normally seeks for these price evaluations are based upon observable data including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Securities valued using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

For all subordinated non-agency CMOs, the Company estimates fair value by utilizing discounted cash flow analyses, using observable market data where available as well as unobservable inputs provided by management. The unobservable inputs utilized in these valuation techniques reflect the Company’s own supposition about the assumptions that market participants would use in pricing a security, including those about future delinquencies, loss severities, defaults and prepayments. Securities valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Upon adopting FSP SFAS No. 157-4 during the quarter ended March 31, 2009, the Company changed the valuation technique used for senior non-agency CMOs as a result of the significant decrease in the volume and level of activity for these securities. The Company utilizes a discounted cash flow analysis to determine which price quote is most representative of fair value under the current market conditions. In most cases (16 of 25 senior securities), third party pricing service bid quotations based upon observable data as described above was determined to be the most representative indication of fair value for these securities. For the remaining senior securities, the Company’s discounted cash flow analysis indicated third party broker-dealer quotes as more representative and accordingly, the Company gave correspondingly more weight to that indicator of fair value. In order to validate that the inputs used by the third party pricing service are observable, management requests on a quarterly basis, the inputs for a sample of senior securities and compares these inputs to those used in the Company’s discounted cash flow analysis. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

If these sources are not available or are deemed unreliable, then a security’s fair value is estimated using the Company’s discounted cash flow analyses as is used for the subordinated non-agency CMOs. In such instances, the securities measured are generally classified within Level 3 of the fair value hierarchy.

Private Equity Investments

Private equity investments, held primarily by the Company’s Proprietary Capital segment, consist of various direct and third party private equity and merchant banking investments. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. Direct private equity investments are valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued based on the financial statements of the partnerships which typically use similar methodologies. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Other Investments

Other investments consist predominantly of Canadian government bonds. The fair value of these bonds is estimated using recent external market transactions. Such bonds are classified within Level 1 of the fair value hierarchy.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are presented below:

				FIN 39
June 30, 2009 (in 000’s)	Level 1	Level 2	Level 3	Netting (1)	Total

Assets:
Cash Equivalents	$ 122,385	$ -	$ -	$ -	$ 122,385
Trading Instruments:
Provincial and Municipal
Obligations	350	53,646	7,772	-	61,768
Corporate Obligations	4,920	16,102	3,264	-	24,286
Government Obligations	27,741	-	-	-	27,741
Agency MBS and CMOs	18	93,745	-	-	93,763
Non-Agency CMOs and ABS	-	1,064	12,896	-	13,960
Total Debt Securities	33,029	164,557	23,932	-	221,518
Derivative Contracts	-	106,704	-	(80,519)	26,185
Equity Securities	52,463	1,046	-	-	53,509
Other Securities	174	2,625	21	-	2,820
Total Trading Instruments	85,666	274,932	23,953	(80,519)	304,032

Available for Sale Securities:
Agency MBS and CMOs	-	297,796	-	-	297,796
Non-Agency CMOs	-	229,485	4,853	-	234,338
Other Securities	5	5,009	-	-	5,014
Total Available for Sale Securities	5	532,290	4,853	-	537,148

Private Equity and Other Investments:
Private Equity Investments	-	-	140,108	-	140,108
Other Investments	89,284	5,157	226	-	94,667
Total Private Equity and Other
Investments	89,284	5,157	140,334	-	234,775

Other Assets	-	388	-	-	388
Total	$ 297,340	$ 812,767	$ 169,140	$ (80,519)	$ 1,198,728

Liabilities:
Trading Instruments Sold but
Not Yet Purchased:
Provincial and Municipal
Obligations	$ -	$ 254	$ -	$ -	$ 254
Corporate Obligations	-	399	-	-	399
Government Obligations	30,517	-	-	-	30,517
Agency MBS and CMOs	555	1	-	-	556
Total Debt Securities	31,072	654	-	-	31,726
Derivative Contracts	-	74,166	-	(70,181)	3,985
Equity Securities	9,392	20	-	-	9,412
Other Securities	-	118	-	-	118
Total Trading Instruments Sold
but Not Yet Purchased	40,464	74,958	-	(70,181)	45,241

Other Liabilities	-	-	184	-	184
Total	$ 40,464	$ 74,958	$ 184	$ (70,181)	$ 45,425

(1) As permitted under FSP FIN No. 39-1, the Company has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a    legally enforceable master netting agreement exists.

Level 3 Items Measured at Fair Value on a Recurring Basis

Assets and liabilities are considered Level 3 in the fair value hierarchy when their value is determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 instruments also include those for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2009, 6.72% and 0.29% of the Company’s total assets and total liabilities, respectively, represented in the fair value hierarchy are measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2009 represent 0.95% of the Company’s total assets.

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended June 30, 2009:

	Level 3 Financial Assets at Fair Value						Change in
							Unrealized
							Gains/
			Total				(Losses)
			Unrealized				Related to
		Total Realized	Gains/(Losses)	Purchases,			Financial
		/Unrealized	Included in	Issuances,	Transfers		Instruments
	Fair Value,	Gains/(Losses)	Other	and	In and/	Fair Value,	Held at
Three Months Ended	March 31,	Included in	Comprehensive	Settlements,	or Out of	June 30,	June 30,
June 30, 2009 (in 000’s)	2009	Earnings	Income	Net	Level 3	2009	2009

Assets:
Trading Instruments:
Provincial and Municipal
Obligations	$ 7,962	$ (52)	$ -	$ (138)	$ -	$ 7,772	$ (80)
Corporate Obligations	3,834	(570)	-	-	-	3,264	(570)
Non-Agency CMOs and
ABS	15,484	(2,173)	-	(415)	-	12,896	-
Other Securities	-	-	-	21	-	21	-

Available for Sale Securities:
Non-Agency CMOs	5,323	(1,312)	997	(155)	-	4,853	(1,312)

Private Equity and Other
Investments:
Private Equity Investments	130,902	9,504 [1]	-	(298)	-	140,108	9,504
Other Investments	221	1	-	4	-	226	1

Liabilities:
Other Liabilities	$ 253	$ 69	$ -	$ -	$ -	$ 184	$ (2)

(1)
Includes $12.1 million of income from the write-up of a private equity investment. Since the Company only owns a portion of this investment, only $1.8 million of this gain is included in the Company’s income after minority interest eliminations.

	Level 3 Financial Assets at Fair Value						Change in
							Unrealized
							Gains/
			Total				(Losses)
			Unrealized				Related to
		Total Realized	Gains/(Losses)	Purchases,			Financial
		/Unrealized	Included in	Issuances,	Transfers		Instruments
	Fair Value,	Gains/(Losses)	Other	and	In and/	Fair Value,	Held at
Nine months ended	September 30,	Included in	Comprehensive	Settlements,	or Out of	June 30,	June 30,
June 30, 2009 (in 000’s)	2008	Earnings	Income	Net	Level 3	2009	2009

Assets:
Trading Instruments:
Provincial and Municipal
Obligations	$ 7,107	$ (468)	$ -	$ 1,133	$ -	$ 7,772	$ (496)
Corporate Obligations	-	(708)	-	138	3,834[1]	3,264	(708)
Non-Agency CMOs and					-
ABS	20,220	(4,786)	-	(2,538)	-	12,896	(2,996)
Other Securities	-	-	-	21	-	21	-

Available for Sale Securities:
Non-Agency CMOs	8,710	(7,279)	3,653	(231)	-	4,853	(7,279)

Private Equity and Other
Investments:
Private Equity Investments	153,282	9,129[2]	-	(22,303)[3]	-	140,108	9,257
Other Investments	844	133	-	(751)	-	226	(129)

Liabilities:
Other Liabilities	$ 178	$ (6)	$ -	$ -	$ -	$ 184	$ (111)

1)	The level classification transfer of a corporate obligation was driven by changes in the price transparency for the security. This classification transfer occurred as of March 31, 2009.
2)
Includes $12.1 million of income from the write-up of a private equity investment. Since the Company only owns a portion of this investment, only $1.8 million of this gain is included in the Company’s income after minority interest eliminations.

3)
Excluding the impact of the deconsolidation of certain internally sponsored private equity limited partnerships, the purchases of private equity investments net of any distributions received was $6.2 million for the period presented. See Note 1 above for additional information.

Gains and losses (realized and unrealized) included in earnings for the three and nine months ended June 30, 2009 are reported in net trading profits and other revenues in the Company’s statements of income as follows:

	Net Trading	Other
Three Months Ended June 30, 2009 (in 000’s)	Profits	Revenues

Total gains or losses included in earnings	$ (2,795)	$ 8,262

Change in unrealized gains or losses relating to assets
still held at reporting date	$ (650)	$ 8,191

	Net Trading	Other
Nine Months Ended June 30, 2009 (in 000’s)	Profits	Revenues

Total gains or losses included in earnings	$ (5,962)	$ 1,977

Change in unrealized gains or losses relating to assets
still held at reporting date	$ (4,200)	$ 1,738

Nonrecurring Fair Value Measurements

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, for example, when there is evidence of impairment. These instruments are measured at fair value on a nonrecurring basis and include certain loans that have been deemed impaired.

When a loan held for investment is deemed impaired, a creditor measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the fair value of the loan cash flow or on the fair value of the underlying collateral if the loan is collateral supported. As of June 30, 2009, loans deemed to be impaired were subsequently measured at fair value totaling $82.2 million, net of amounts charged off and a $13.0 million allowance for loan losses.

The following table presents financial instruments by level within the fair value hierarchy at June 30, 2009, for which a nonrecurring change in fair value was recorded during the year ended June 30, 2009.

Fair Value Measurements
(in 000’s)	Level 1	Level 2	Level 3	Total

Assets:
Bank Loans	$ -	$ -	$ 82,185	$ 82,185

The adjustments to fair value of these loans outstanding at June 30, 2009 for the three and nine months ended June 30, 2009 resulted in $14.9 million and $55.8 million in losses, respectively.

Fair Value Option

Effective October 1, 2008, the Company adopted SFAS 159. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities on an instrument by instrument basis. The Company elected not to adopt the fair value option for any other financial assets and liabilities as permitted by SFAS 159.

FAIR VALUE DISCLOSURES

Many but not all of the financial instruments held by the Company are recorded at fair value on the Condensed Consolidated Statements of Financial Condition. SFAS 107 requires the disclosure of the estimated fair value of certain financial instruments and significant assumptions used to estimate their fair value. Effective for the quarter ended June 30, 2009, the Company has adopted FSP SFAS No. 107-1 which requires fair value disclosures as detailed within SFAS 107 to be included in interim reporting periods.

The fair values of financial instruments for which the Company did not elect the fair value option or value in accordance with SFAS 157 have been derived, in part, by management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates.  Different assumptions could significantly affect these estimated fair values.  Accordingly, the net realizable values could be materially different from the estimates presented below.  In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Company.  The provisions of SFAS 107 do not require the disclosure of the fair value of non-financial instruments including property, equipment and leasehold improvements as well as goodwill.

The following disclosures represent financial instruments in which the ending balance at June 30, 2009 are not carried at fair value in accordance with SFAS 157 on the Company’s Consolidated Statements of Financial Condition:

Short-term Financial Instruments:  The carrying value of short-term financial instruments, including cash and cash equivalents, assets segregated pursuant to federal regulations and other segregated assets, securities either purchased or sold under agreements to resell and other collateralized financings are recorded at amounts that approximate the fair value of these instruments.  These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates.

Bank Loans, Net:  These financial instruments are primarily comprised of loans originated or purchased by RJ Bank and include commercial and residential real estate loans, as well as commercial and consumer loans intended to be held until maturity or payoff. In addition, these financial instruments consist of residential mortgage loans originated by RJ Bank for sale in the secondary market as well as corporate loans held for sale. The remainder of these balances includes the guaranteed portions of Small Business Administration (“SBA”) loans purchased by RJ Bank with the intention to pool for the securitization to the secondary market.

For variable-rate loans held for investment, which reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for fixed-rate loans held for investment are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Any loans held for investment which are deemed to be impaired are disclosed in the nonrecurring fair value measurements above. The fair value of loans held for sale and those purchased in the SBA market is estimated using current market prices for loans with similar terms and borrowers of similar credit quality.

Receivables and Other Assets: Brokerage client receivables, receivables from broker-dealers and clearing organizations, stock borrowed receivables, other receivables, and certain other assets are recorded at amounts that approximate fair value. RJ Bank holds stock in the Federal Home Loan Bank (“FHLB”) which is not publicly traded. Cost was used to estimate the fair value, since the FHLB will buy back at par any holdings of excess stock above that required for membership.  In addition, RJ Bank holds a small Community Reinvestment Act investment for which cost approximates fair value.

Bank Deposits:  The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money-market and savings accounts approximate their fair values at the reporting date as these are short-term in nature. Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on time deposits.

Loans Payable:  The fair value of the FHLB advances held at RJ Bank is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered by creditors for advances of similar terms and remaining maturities. The fair value of the mortgage note payable associated with the financing of the Company’s home office complex is based upon an estimate of the current market rates for similar loans.

Payables: Brokerage client payables, payables due to broker-dealers and clearing organizations, stock loaned payables, and trade and other payables are recorded at amounts that approximate fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments that are not carried at fair value at June 30, 2009 are as follows:

	June 30, 2009
	Carrying	Estimated
	Amount	Fair Value
	(in 000’s)

Financial Assets:
Bank Loans, Net	$ 7,075,572	$ 7,187,576
Financial Liabilities:
Loans Payable	110,294	111,175
Bank Deposits	7,637,558	7,644,081

NOTE 4 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:

	June 30, 2009		September 30, 2008
		Instruments		Instruments
		Sold but		Sold but
	Trading	Not Yet	Trading	Not Yet
	Instruments	Purchased	Instruments	Purchased
	(in 000's)

Provincial and Municipal Obligations	$ 61,768	$ 254	$ 101,748	$ 79
Corporate Obligations	24,286	399	34,617	-
Government Obligations	27,741	30,517	28,896	82,062
Agency MBS and CMOs	93,763	556	60,260	25
Non-Agency CMOs and ABS	13,960	-	9,811	-
Total Debt Securities	221,518	31,726	235,332	82,166

Derivative Contracts	26,185	3,985	35,315	19,302
Equity Securities	53,509	9,412	42,391	22,288
Other Securities	2,820	118	970	-
Total	$ 304,032	$ 45,241	$ 314,008	$ 123,756

Auction rate securities totaling $6.1 million and $16.8 million at June 30, 2009 and September 30, 2008, respectively, are predominately included in Municipal Obligations in the table above. At both June 30, 2009 and September 30, 2008 these securities were carried at par, which is management’s estimate of fair value. The Company believes most of the remainder of these securities will be redeemed at par, within a reasonable time period, by virtue of call provisions, as issuers refinance their bonds to reduce the higher levels of debt service resulting from recent failed auctions. There were no auction rate securities in Trading Instruments Sold but Not Yet Purchased as of June 30, 2009 or September 30, 2008.

See Note 3 above for information regarding the fair value of Trading Instruments and Trading Instruments Sold but Not Yet Purchased.

NOTE 5 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of CMOs, other residential mortgage-related debt securities owned by RJ Bank, and certain equity securities owned by the Company's non-broker-dealer subsidiaries. There were no proceeds from the sale of available for sale securities for the three and nine months ended June 30, 2009 and 2008.

The amortized cost and fair values of securities available for sale at June 30, 2009 and September 30, 2008 are as follows:

	June 30, 2009
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Agency Mortgage Backed Securities and Collateralized Mortgage
Obligations	$ 301,310	$ 160	$ (3,674)	$ 297,796
Non-Agency Collateralized Mortgage Obligations	350,373	3	(116,038)	234,338
Other Securities	5,000	9	-	5,009

Total RJ Bank Available for Sale Securities	656,683	172	(119,712)	537,143

Other Securities	3	2	-	5

Total Available for Sale Securities	$ 656,686	$ 174	$ (119,712)	$ 537,148

	September 30, 2008
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Agency Mortgage Backed Securities and Collateralized Mortgage
Obligations	$ 262,823	$ 82	$ (3,907)	$ 258,998
Non-Agency Collateralized Mortgage Obligations	404,044	-	(85,116)	318,928

Total RJ Bank Available for Sale Securities	666,867	82	(89,023)	577,926

Other Securities	3	4	-	7

Total Available for Sale Securities	$ 666,870	$ 86	$ (89,023)	$ 577,933

See Note 3 above for additional information regarding the fair value of available for sale securities.

The following table shows the contractual maturities, carrying values and current yields for RJ Bank's available for sale securities at June 30, 2009. Since RJ Bank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

			After One But		After Five But
	Within One Year		Withing Five Years		Withing Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Balance	Average	Balance	Average	Balance	Average	Balance	Average	Balance	Average
	Due	Yield	Due	Yield	Due	Yield	Due	Yield	Due	Yield
	($ in 000’s)
Agency
Mortgage
Backed
Securities	$ -		$ 13,411	1.40%	$ 117,310	1.24%	$167,075	1.36%	$297,796	1.31%
Non-Agency
Collateralized
Mortgage
Obligations	-		-	-	-	-	234,338	8.56%	234,338	8.56%
Other Securities	-		5,009	0.74%	-	-	-	-	5,009	0.74%
	$ -		$ 18,420		$ 117,310		$401,413		$537,143

The following table shows RJ Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2009:

	Less than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in 000’s)
Agency Mortgage Backed Securities and
Collateralized Mortgage Obligations	$ 148,228	$ (1,342)	$ 140,806	$ (2,332)	$ 289,034	$ (3,674)

Non-Agency Collateralized Mortgage
Obligations	45	(13)	234,152	(116,025)	234,197	(116,038)

Total Temporarily Impaired Securities	$ 148,273	$ (1,355)	$ 374,958	$ (118,357)	$ 523,231	$ (119,712)

The reference point for determining when securities are in a loss position is quarter end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency Mortgage Backed Securities and Collateralized Mortgage Obligations

The Federal National Mortgage Association or Federal Home Loan Mortgage Corporation, both of which were placed under the conservatorship of the U.S. Government on September 7, 2008, as well as the Government National Mortgage Association, guarantee the contractual cash flows of the agency mortgage backed securities. At June 30, 2009, of the 94 U.S. government-sponsored enterprise mortgage backed securities in a continuous unrealized loss position, 20 were in a continuous unrealized loss position for less than 12 months and 74 for 12 months or more. The unrealized losses at June 30, 2009 were primarily due to the continued illiquidity and uncertainty in the markets. The Company does not consider these securities other-than-temporarily impaired due to the guarantee provided by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association as to the full payment of principal and interest, and the fact that the Company has the ability and intent to hold these securities to maturity.

Non-Agency Collateralized Mortgage Obligations

As of June 30, 2009 and including subsequent ratings changes, $31.4 million of the non-agency collateralized mortgage obligations were rated AAA by two rating agencies and $202.9 million were rated less than AAA by at least one rating agency. Of the 29 non-agency collateralized mortgage obligations in a continuous unrealized loss position, one was in a continuous unrealized loss position for less than 12 months and 28 for 12 months or more.  All of the non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as loan to value (“LTV”) ratio, credit scores, property type, location and the current level of credit enhancement. Current characteristics of each security owned such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage are reviewed monthly by management.

The Company adopted FSP SFAS No. 115-2 and SFAS 124-2 on January 1, 2009. See Note 2 above for additional information. The Company did not record a cumulative-effect adjustment upon adoption of this guidance as the adjustment was deemed to be immaterial.

For securities in an unrealized loss position at quarter end, the Company makes an assessment whether these securities are impaired on an other-than-temporary basis. In order to evaluate the Company’s risk exposure and any potential impairment of these securities, characteristics of each security owned such as collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses and collateral coverage are reviewed monthly by management. The following factors are considered to determine whether an impairment is other-than-temporary: the Company’s intention to hold the security, the Company’s assessment of whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that the Company will recover the entire amortized cost basis of a security outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry, forecasted performance of the security, and any changes to the rating of the security by a rating agency.

In applying FSP SFAS No. 115-2 and SFAS 124-2 and FSP EITF 99-20-1, which amended EITF 99-20, the Company determines the cash flows expected to be collected for each security based upon its best estimate of future delinquencies, loss severity and prepayments to determine the probability of future losses resulting in other-than-temporary impairment (“OTTI”). Since the decline in fair value of the securities presented in the table above is not primarily attributable to credit quality but to a significant widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the markets, and because the Company does not intend to sell these securities and it is highly unlikely these securities will have to be sold, it does not consider these securities to be other-than-temporarily impaired as of June 30, 2009. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded in OCI. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. The previous amortized cost basis of the security less the OTTI recognized in earnings establishes the new cost basis for the security.

As of June 30, 2009, those debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in earnings consisted entirely of non-agency collateralized mortgage obligations. The Company estimates the portion of loss attributable to credit using a discounted cash flow model. The Company’s discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The Company then uses a third party vendor to obtain information about the structure of the security in order to determine how the underlying collateral cash flows will be distributed to each of the security’s tranches. Expected principal and interest cash flows on the impaired debt security are discounted using the effective interest rate implicit in the security at the time of acquisition or at the current yield used to accrete the beneficial interest for securities coming within the scope of EITF 99-20.

Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency collateralized mortgage obligations. It is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. Significant assumptions used in the valuation of non-agency collateralized mortgage obligations include default rates from 1.4% to 29.8% with a weighted average of 11.7%, loss severity from 10.0% to 58.7% with a weighted average of 36.5% and prepayment rates of 18%. These assumptions are subject to change depending on a number of factors such as economic conditions, changes in home prices, delinquency and foreclosure statistics, among others. Events that may trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

Seven non-agency CMOs were considered to be other-than-temporarily impaired as of June 30, 2009, including the addition of three non-agency CMOs that were not previously considered to be OTTI. Even though there is no intent to sell these securities and it is highly unlikely these securities will have to be sold, the Company does not expect to recover the entire amortized cost basis of these securities, and therefore, recorded $1.5 million of OTTI in other revenue and recognized a $10.6 million charge in accumulated OCI during the three months ended June 30, 2009. The Company recorded $8.2 million of OTTI charges in other revenue and recognized a charge of $15.4 million in accumulated OCI for the nine months ended June 30, 2009. The Company recognized $2.8 million of OTTI in other revenue for the three and nine months ended June 30, 2008 for one security which was identified as other-than-temporarily impaired during the third quarter in fiscal 2008.

Changes in the amount related to credit losses recognized in earnings on available for sale debt securities:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	($ in 000’s)

Amount related to credit losses on securities held
by the Company at the beginning of the period	$ 11,605	$ -	$ 4,869	$ -
Additions for the amount related to credit loss for
which an OTTI was not previously recognized (1)	1,430	2,823	6,806	2,823
Additional increases to the amount related to credit
loss for which an OTTI was previously
recognized (1)	30	-	1,390	-
Amount related to credit losses on securities held
by the Company at the end of the period	$ 13,065	$ 2,823	$ 13,065	$ 2,823

(1)	The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis.

NOTE 6 – BANK LOANS, NET:

Bank client receivables are primarily comprised of loans originated or purchased by RJ Bank and include commercial and residential real estate loans, as well as commercial and consumer loans. These receivables are collateralized by first or second mortgages on residential or other real property, by other assets of the borrower, or are unsecured. The following table presents the balance and associated percentage of each major loan category in RJ Bank's portfolio, including loans receivable and loans available for sale:

	June 30,		September 30,
	2009		2008
	Balance	%	Balance	%
	($ in 000’s)

Commercial Loans	$ 862,499	12%	$ 725,997	10%
Real Estate Construction Loans	398,419	6%	346,691	5%
Commercial Real Estate Loans (1)	3,359,889	46%	3,528,732	49%
Residential Mortgage Loans	2,603,726	36%	2,599,567	36%
Consumer Loans	28,194	-	23,778	-

Total Loans	7,252,727	100%	7,224,765	100%

Net Unearned Income and Deferred Expenses (2)	(40,127)		(41,383)
Allowance for Loan Losses	(137,028)		(88,155)

	(177,155)		(129,538)

Loans, Net	$ 7,075,572		$ 7,095,227

(1)
Of this amount, $1.3 billion and $1.2 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of June 30, 2009 and September 30, 2008, respectively. The remainder is wholly or partially secured by real estate, the majority of which are also secured by other assets of the borrower.

(2)	Includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At June 30, 2009 and September 30, 2008, RJ Bank had $50 million and $1.7 billion, respectively, in FHLB advances secured by a blanket lien on RJ Bank's residential mortgage loan portfolio. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the FHLB advances.

At June 30, 2009 and September 30, 2008, RJ Bank had $4.0 million and $524,000 in residential mortgage loans available for sale, respectively. RJ Bank's gain from the sale of originated residential loans available for sale was $438,000 and $304,000 for the nine months ended June 30, 2009 and 2008, respectively.

During the March 31, 2009 quarter, RJ Bank became a participant in the SBA loan market by purchasing the guaranteed portions of SBA Section 7(a) loans. Most SBA 7(a) loans have adjustable rates and float at a spread over prime or LIBOR and reset monthly or quarterly. Once purchased, RJ Bank will typically hold the guaranteed loan for up to 180 days and classify them as held for sale. RJ Bank will aggregate like SBA loans by similar characteristics into pools for securitization to the secondary market. Occasionally, an individual loan may be sold prior to securitization. At June 30, 2009, RJ Bank had $21.5 million in SBA loans held for sale. There was one SBA loan securitization during the quarter ended June 30, 2009, which was subsequently sold during the same quarter. The proceeds from the sale of this SBA loan securitization were $18.8 million. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for further information regarding RJ Bank’s committed sales of SBA loan securitizations. In addition to the SBA loan securitization mentioned above, RJ Bank had sales of individual SBA loans during the three months ended June 30, 2009 totaling $26.8 million. The gains from the sale of both the SBA loan securitization and the individual SBA loans were immaterial for the three and nine months ended June 30, 2009.

Certain officers, directors, and affiliates, and their related entities were indebted to RJ Bank for a total of $1.8 million and $1.9 million at June 30, 2009 and September 30, 2008, respectively. All such loans were made in the ordinary course of business.

Loan interest and fee income for the three months ended June 30, 2009 and 2008 was $73.2 million and $83.3 million, respectively. Loan interest and fee income for the nine months ended June 30, 2009 and 2008 was $253.9 million and $257.0 million, respectively.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at June 30, 2009, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table:

	Due in
	1 Year or Less	1 Year – 5 Years	>5 Years	Total
	(in 000’s)

Commercial Loans	$ 11,650	$ 702,366	$ 148,483	$ 862,499
Real Estate Construction Loans	159,857	220,922	17,640	398,419
Commercial Real Estate Loans (1)	288,562	2,932,296	139,031	3,359,889
Residential Mortgage Loans	426	9,452	2,593,848	2,603,726
Consumer Loans	2,137	817	25,240	28,194

Total Loans	$ 462,632	$ 3,865,853	$ 2,924,242	$ 7,252,727

(1)
Of this amount, $1.3 billion and $1.2 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of June 30, 2009 and September 30, 2008, respectively. The remainder is wholly or partially secured by real estate, the majority of which are also secured by other assets of the borrower.

RJ Bank classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets:

	June 30,	September 30,
	2009	2008
	($ in 000’s)

Nonaccrual Loans	$ 134,305	$ 52,033
Accruing Loans Which are 90 Days or more
Past Due	16,091	6,131

Total Nonperforming Loans	150,396	58,164

Real Estate Owned and Other
Repossessed Assets, Net	9,300	4,144

Total Nonperforming Assets, Net	$ 159,696	$ 62,308

Total Nonperforming Assets as a % of
Total Loans, Net and Other Real Estate Owned, Net	2.25%	0.88%

The gross interest income related to nonperforming loans, which would have been recorded had these loans been current in accordance with their original terms, totaled $3.6 million for the quarter ended June 30, 2009 or $6.4 million since origination. The interest income recognized on nonaccrual loans for the quarter ended June 30, 2009 was $233,000.

RJ Bank considers a loan to be impaired when it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan agreement. At June 30, 2009, the gross recorded investment in impaired loans was $95.2 million with a related allowance for loan losses of $13.0 million. At September 30, 2008, the gross recorded investment in impaired loans was $37.5 million with a related allowance for loan losses of $5.0 million. All recorded impaired loan balances have had reserves established based upon management’s analysis.

The average impaired loan balance for the three and nine months ended June 30, 2009 was $85.9 million and $59.4 million, respectively. The average impaired loan balance for the three and nine months ended June 30, 2008 was $12.9 million and $6.3 million, respectively.

Nonaccrual loans at June 30, 2009 and September 30, 2008 include residential mortgage loans totaling $33.1 million and $7.4 million, respectively for which a charge-off had previously been recorded. A charge-off is generally recorded when a loan is 90 days past due and is based upon the difference between the loan amount and the estimated value of the loan collateral.

RJ Bank recognizes interest income on impaired loans using the cash or cost recovery method. Interest income recognized on impaired loans for the three and nine months ended June 30, 2009 was $17,000 and $27,000, respectively. No interest income was recognized on impaired loans for the three and nine months ended June 30, 2008.

As of June 30, 2009, three of these impaired corporate loans totaling $14.0 million were classified as troubled debt restructurings. The balance of corporate troubled debt restructurings was significantly reduced from the prior quarter-end, via the sale of one of the loans which totaled $27.2 million. As of June 30, 2009 RJ Bank had commitments to lend an additional $1.3 million to one borrower whose existing corporate loan was classified as a troubled debt restructuring. As of June 30, 2009 four of the impaired residential loans totaling $1.3 million were classified as troubled debt restructurings.

Changes in the allowance for loan losses at RJ Bank were as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	($ in 000’s)

Allowance for Loan Losses,
Beginning of Period	$ 141,343	$ 70,219	$ 88,155	$ 47,022
Provision For Loan Losses	29,790	12,366	129,639	36,299
Charge-Offs:
Commercial Real Estate Loans	(27,166)	(3,492)	(64,460)	(3,864)
Residential Mortgage Loans	(7,220)	(1,509)	(16,898)	(1,939)

Total Charge-Offs	(34,386)	(5,001)	(81,358)	(5,803)

Total Recoveries	281	(2)	592	64

Net Charge-Offs	(34,105)	(5,003)	(80,766)	(5,739)

Allowance for Loan Losses,
End of Period	$ 137,028	$ 77,582	$ 137,028	$ 77,582

Net Charge-Offs to Average Bank
Loans, Net Outstanding (Annualized)	1.81%	0.31%	1.41%	0.13%

The calculation of the allowance reflects management’s continuing evaluation of the probable losses inherent in the loan portfolio. The allowance for loan losses is comprised of two components: allowances calculated based on formulas for homogeneous classes of loans and specific allowances assigned to certain classified loans individually evaluated for impairment. The calculation of the allowance based on formulas is subjective as management segregates the loan portfolio into homogeneous classes. Each class is then assigned an allowance percentage based on the perceived risk associated with that class of loans, which is then further segregated by loan grade. The factors taken into consideration when assigning the reserve percentage to each reserve category include: estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk,  past loss history and examination results from regulatory agencies. In addition, the Company provides for potential losses inherent in RJ Bank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding.

Additionally, every residential and consumer loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential or consumer loan over 60 days past due. Charge-offs are considered on residential mortgage loans once the loans are delinquent 90 days or more. A charge-off is taken for the difference between the loan amount and the amount that RJ Bank estimates will ultimately be collected, based on the value of the underlying collateral less costs to sell. The property values are adjusted for anticipated selling costs and the balance is charged off against reserves. RJ Bank predominantly uses broker price opinions (“BPO”) for these valuations as access to the property is restricted during the foreclosure process and there is insufficient data available for a full appraisal to be performed. BPOs contain relevant and timely sale comparisons and listings in the marketplace, and therefore, management has found these BPOs to be good determinants of market value in lieu of appraisals and are more reliable than an automated valuation tool or the use of tax assessed values. A full appraisal is obtained post-foreclosure. RJ Bank takes further charge-offs against the owned asset if an appraisal has a lower valuation than the original BPO, but does not reverse previously charged-off amounts if the appraisal is higher than the original BPO. If a loan remains in pre-foreclosure status for more than six months, an updated valuation is obtained and further charge-offs are taken if necessary. In addition, these loans are reviewed in a monthly delinquency meeting jointly administered by retail banking and credit risk managers. An initial charge-off is generally taken when the loan is between 90 and 120 days past due.

Corporate loans are monitored on an individual basis, and the loan grade is reviewed at least quarterly to ensure the reserves are appropriate. When RJ Bank determines that it is likely that a corporate loan will not be collected in full, reserves are evaluated in accordance with SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan” (“SFAS 114”). After consideration of the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the reserve deemed to be a confirmed loss, if any, is charged off. For collateral dependent corporate loans secured by real estate, the amount of the reserve considered a confirmed loss and charged off is generally equal to the difference between the recorded investment in the loan and the appraised value less costs to sell the collateral. These impaired loans are then considered to be in a workout status and management continually evaluates all factors relevant in determining the collectability and fair value of the loan. Appraisals on these impaired loans are obtained early in the impairment process as part of determining fair value and are updated as deemed necessary given the facts and circumstances of each individual situation. All individual nonperforming commercial real estate loans as of June 30, 2009, are closely monitored by RJ Bank management. Certain factors such as guarantor recourse, additional borrower cash contributions or stable operations will mitigate the need for more frequent than annual appraisals. In its continuous evaluation of each individual loan, management considers more frequent appraisals in geographies where commercial property values are known to be experiencing a greater amount of volatility. For other corporate loans, RJ Bank evaluates all sources of repayment, including the estimated liquidation value of collateral pledged, to arrive at the amount considered to be a loss and charged off. Similar to retail banking, corporate banking and credit risk managers also hold a monthly meeting to review criticized loans. Additional charge-offs are taken when the value of the collateral changes or there is a change in the expected cash flows.

In addition to the allowance for loan losses shown reflected in Bank Loans, Net, RJ Bank had reserves for unfunded lending commitments included in Trade and Other Payables of $8.8 million and $9.2 million at June 30, 2009 and September 30, 2008, respectively. RJ Bank reserves for its unfunded commitments based upon product type and expected funding probabilities for fully binding commitments. This will provide some reserve variability over different periods depending upon the product type mix of the loan portfolio at the time and future funding expectations. Impaired loans which have unfunded lending commitments are analyzed in conjunction with the SFAS 114 impaired reserve process.

RJ Bank’s net interest income after provision for loan losses for the three months ended June 30, 2009 and 2008 was $45.8 million and $51.6 million, respectively. RJ Bank’s net interest income after provision for loan losses for the nine months ended June 30, 2009 and 2008 was $124.4 million and $110.8 million, respectively.

RJ Bank originates and purchases residential portfolios of loans that may or may not include interest-only loans that subject the borrower to payment increases over the life of the loan. RJ Bank does not originate or purchase residential loans that have terms that permit negative amortization features or are option adjustable rate mortgages. RJ Bank also does not originate or purchase residential loans with deeply discounted teaser rates.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest-only; payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. These loans totaled $1.8 billion and $2.0 billion at June 30, 2009 and September 30, 2008, respectively. These loans are underwritten based on a variety of factors including the borrower’s credit history, debt to income ratio, employment, the loan-to-value (“LTV”) ratio, and the borrower’s disposable income and cash reserves. In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors. Loans with aggregate balances totaling $229.9 million at June 30, 2009 were scheduled to re-price within the next six months. A large percentage of these loans are projected to adjust to a lower payment than the current payment.

Management does not believe these loans represent an unusual concentration of risk, as evidenced by low net charge-offs and past due loans. All of these loans are secured by mortgages on one-to-four family residential real estate and are diversified geographically. Interest-only loans are underwritten at the time of application or are purchased based on the amortizing payment amount, and borrowers are required to meet stringent parameters regarding debt ratios, LTV levels, and credit scores.

High LTV loans include all mortgage loans where the LTV is greater than or equal to 90% and the borrower has not provided other credit support or purchased private mortgage insurance (“PMI”). At June 30, 2009 and September 30, 2008, RJ Bank held $237,000 and $472,000, respectively, in total outstanding balances for these loans.

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

The EIF Funds are limited partnerships, for which the Company is the general partner, that invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. The Company made non-recourse loans to these employees for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. Given the EIF Funds’ purpose and design, the Company is deemed to be the entity/person most closely associated with these VIEs. As a result, the Company is deemed to be the primary beneficiary, and accordingly, consolidates the EIF Funds, which had combined assets of approximately $17.6 million at June 30, 2009. None of those assets act as collateral for any obligations of the EIF Funds. The Company's exposure to loss is limited to its contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. At June 30, 2009 that exposure is approximately $2.1 million.

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 54 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in other limited partnerships which purchase and develop low income housing properties qualifying for tax credits (“project partnerships”). These funds do not invest in property directly and therefore are not directly entitled to residuals from the sale of property. As of June 30, 2009, 51 of these tax credit housing funds are VIEs as defined by FIN 46R. RJTCF’s interest in 49 of these VIEs range from .01% to 1.0% and RJTCF’s interest in one of the VIE’s it consolidates is 53% (See Note 12 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the Company’s interest in Fund 34) and RJTCF’s interest in the remaining VIE which it also consolidates is 99%.

The Company’s determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of all relevant facts and circumstances, including: (1) the existence of a principal-agency relationship between investor member(s) and managing member, (2) the relationship and significance of the activities of the VIE to each member, (3) each member’s exposure to the expected losses of the VIE, and (4) the design of the VIE. In the design of tax credit fund VIEs, the overriding premise is that the investor members invest solely for tax attributes associated with the portfolio of low income housing properties held by the VIE, while the managing member, RJTCF, is responsible for overseeing the operations of the VIE. As the managing member or general partner of the tax credit housing funds, RJTCF does not provide guarantees related to the delivery or funding of tax credits or other tax attributes to the investor members or limited partners of these tax credit funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investment. Additionally, under the tax credit funds’ designed structure, the investor member(s) or limited partner(s) also receive a greater proportion of any proceeds upon a sale of a Project Partnership by a tax credit fund (fund level residuals) than does RJTCF. The Company concluded that the determination of whether RJTCF is the primary beneficiary of a tax credit fund is primarily dependent upon each respective members’ ownership interest in the VIE. In instances where there is a single investor member that holds 50% or more of the total investor member tax attributes, RJTCF is not deemed to be the primary beneficiary of such VIEs given that one investor member has the majority of the exposure to the expected losses of the VIE. Conversely, for those tax credit fund VIEs where there is not one single investor member holding a 50% or more interest in the tax attributes, then RJTCF is deemed to be the primary beneficiary of such tax credit fund VIEs.

RJTCF has concluded that it is the primary beneficiary in approximately one-fifth of these tax credit housing funds, and accordingly, consolidates these funds, which have combined assets of approximately $287 million at June 30, 2009. None of those assets act as collateral for any obligations of these funds. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at June 30, 2009, that exposure is approximately $58.2 million.

RJTCF is not the primary beneficiary of the remaining tax credit housing funds it determined to be VIEs and accordingly the Company does not consolidate these funds. These funds have combined assets of approximately $1.2 billion. The Company's exposure to loss is limited to its investments in, advances to, and receivables due from these funds and at June 30, 2009, that exposure is approximately $5.4 million.

RJTCF’s interest in the three remaining tax credit housing funds that have been determined not to be VIEs are held 99% by RJTCF and are included in the Company’s consolidated financial statements. At June 30, 2009, only one of these funds had any material activity. These funds typically hold interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the fund is sold to third parties. These funds had assets of approximately $2 million at June 30, 2009, which is also the Company’s exposure to losses as of June 30, 2009.

See Note 12 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s commitments related to RJTCF.

As of June 30, 2009, the Company has a variable interest in several limited partnerships involved in various real estate activities, in which a subsidiary of the Company is the general partner. Given that the Company is not entitled to receive the majority of any residual returns and does not have the ability to significantly influence the financial results of these partnerships, the Company is not the primary beneficiary of these VIEs and accordingly does not consolidate these partnerships. These partnerships have assets of approximately $11.8 million at June 30, 2009. The carrying value of the Company's investment in these partnerships is not material at June 30, 2009. See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information related to these real estate limited partnerships.

One of the Company’s restricted stock plans is associated with a trust fund which was established through the Company’s wholly owned Canadian subsidiary. This trust fund was established and funded to enable the trust fund to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. Given this trust fund’s purpose and design, the Company, through its Canadian subsidiary, is deemed to be the entity/person most closely associated with this VIE. As a result, the Company is deemed to be the primary beneficiary in accordance with FIN 46R, and accordingly, consolidates this trust fund, which has assets of approximately $13.1 million at June 30, 2009. None of those assets are specifically pledged as collateral for any obligations of the trust fund. The Company's exposure to loss is limited to its contributions to the trust fund and at June 30, 2009, that exposure is approximately $13.1 million.

NOTE 8 - BANK DEPOSITS:

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits at June 30, 2009 and September 30, 2008:

	June 30, 2009		September 30, 2008
		Weighted		Weighted
		Average		Average
	Balance	Rate (1)	Balance	Rate (1)
	($ in 000's)

Bank Deposits:
NOW Accounts	$ 3,530	0.01%	$ 3,402	0.30%
Demand Deposits (Non-Interest Bearing)	1,974	-	2,727	-
Savings and Money Market Accounts	7,431,747	0.05%	8,520,121	1.58%
Certificates of Deposit	200,307	3.76%	248,207	4.12%
Total Bank Deposits	$ 7,637,558	0.15%	$ 8,774,457	1.65%

(1) Weighted average rate calculation is based on the actual deposit balances at June 30, 2009 and September 30, 2008, respectively.

RJ Bank had deposits from RJF executive officers and directors of $489,000 and $401,000 at June 30, 2009 and September 30, 2008, respectively.

Scheduled maturities of certificates of deposit and brokered certificates of deposit at June 30, 2009 and September 30, 2008 were as follows:

	June 30, 2009		September 30, 2008
	Denominations		Denominations
	Greater than	Denominations	Greater than	Denominations
	or Equal	Less than	or Equal	Less than
	to $100,000	$100,000	to $100,000	$100,000
	(in 000's)

Three Months or Less	$ 13,063	$ 27,143	$ 12,068	$ 25,820
Over Three Through Six Months	6,822	15,061	12,971	27,996
Over Six Through Twelve Months	9,688	26,806	12,336	38,783
Over One Through Two Years	10,702	30,402	14,592	39,672
Over Two Through Three Years	9,044	16,276	11,520	23,039
Over Three Through Four Years	3,690	9,967	2,442	8,853
Over Four Years	9,979	11,664	8,145	9,970
Total	$ 62,988	$ 137,319	$ 74,074	$ 174,133

Interest expense on deposits is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in 000”s)

Certificates of Deposit	$ 1,951	$ 2,570	$ 6,475	$ 8,233
Money Market, Savings and
NOW Accounts	975	30,348	14,539	142,692
Total Interest Expense on Deposits	$ 2,926	$ 32,918	$ 21,014	$ 150,925

NOTE 9 – LOANS PAYABLE:

Loans payable at June 30, 2009 and September 30, 2008 are presented below:

	June 30,	September 30,
	2009	2008
	(in 000's)
Short-Term Borrowings:
Borrowings on Lines of Credit	$ 468	$ 200,000
Current Portion of Mortgage Notes Payable	3,032	2,891
Federal Home Loan Bank Advances	-	1,900,000
Total Short-Term Borrowings	3,500	2,102,891

Long-Term Borrowings:
Mortgage Notes Payable	56,794	59,333
Federal Home Loan Bank Advances	50,000	50,000
Total Long-Term Borrowings	106,794	109,333

Total Loans Payable	$ 110,294	$ 2,212,224

At June 30, 2009, the Company maintained three 364-day committed and several uncommitted financing arrangements denominated in U.S. dollars totaling $780.1 million and one uncommitted line of credit denominated in Canadian dollars (“CDN”) in the amount of CDN $20 million. Lenders are under no obligation to lend to the Company under uncommitted credit facilities. Committed facilities include a $100 million unsecured revolving credit agreement in the name of RJF, which closed in February 2009. This credit agreement was amended in June 2009 to eliminate the requirement of approval to participate in the U.S. Treasury’s TARP Capital Purchase Program (CPP) as a condition to borrowing under the agreement. The Company withdrew its application to participate in the CPP program in May 2009. Committed facilities provided by commercial banks in the name of Raymond James & Associates, Inc. (“RJ&A”) include a $75 million bilateral repurchase agreement which closed in April 2009 and a $100 million tri-party repurchase agreement. These facilities are subject to 0.12% and 0.125% commitment fees, respectively, and the required market value of the collateral ranges from 102% to 125%.

Additionally, RJ&A maintains $235.1 million in uncommitted secured facilities provided by commercial banks. At June 30, 2009, RJ&A also maintained two $60 million uncommitted tri-party repurchase facilities with Raymond James Financial Services, Inc. (“RJFS”) and with Raymond James Bank (“RJ Bank”). Unsecured, uncommitted loan facilities available to RJ&A totaled $150 million.

At June 30, 2009, there were collateralized financings outstanding in the amount of $84.1 million. Consolidated repurchase agreement financings are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statement of Financial Condition. Such financings are collateralized by non-customer, RJ&A-owned securities.

The interest rates for all of the Company’s financing facilities are variable and are based on the Fed Funds rate, LIBOR, credit default swaps rate, or Canadian prime rate as applicable. Unlike committed credit facilities, uncommitted lenders are not subject to any formula determining the interest rates they may charge on a loan. For the three months ended June 30, 2009, interest rates on the financing facilities ranged from (on a 360 days per year basis) 0.64% to 2.69%. For the three months ended June 30, 2008, those interest rates ranged from 2.00% to 4.38%.

In addition, the Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. At June 30, 2009, there was an outstanding balance of $500,000 on the settlement line in Argentina. There was no outstanding balance on the settlement line in Turkey.  The Company has guaranteed the settlement line of credit in Argentina for $9 million. The Company did not renew its guarantee of the settlement line of credit in Turkey. An unsecured settlement line of credit is available to the Argentina venture in the amount of $4.4 million, and at June 30, 2009, there was no outstanding balance on this line. The interest rates for these lines of credit ranged from 4% to 18%. On December 5, 2008, the Company’s Turkish joint venture ceased operations. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for more information.

RJ Bank had $50 million in FHLB advances outstanding at June 30, 2009, comprised of several long-term, fixed rate advances. RJ Bank had $1.2 billion in immediate credit available from the FHLB on June 30, 2009 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB. The weighted average interest rate on these fixed rate advances at June 30, 2009 was 5.19%. The outstanding FHLB advances mature between September 2010 and February 2011. The maximum amount of FHLB advances outstanding at any month-end during the nine months ended June 30, 2009 and 2008 was $170 million and $69 million, respectively. The average amounts of FHLB advances outstanding and the weighted average interest rate thereon for the nine months ended June 30, 2009 and 2008 were $52.8 million at a rate of 5.00% and $55.7 million at a rate of 5.28%, respectively. These advances are secured by a blanket lien on RJ Bank's residential loan portfolio granted to FHLB. The FHLB has the right to convert advances totaling $35 million at June 30, 2009 to a floating rate at one or more future dates. RJ Bank has the right to prepay these advances without penalty if the FHLB exercises its right. The September 30, 2008 FHLB advances included $1.9 billion in overnight advances to meet point in time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. These advances were repaid on October 1, 2008.

Mortgage loans payable are for the financing of the Company's home office complex. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $65.6 million at June 30, 2009.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS:

The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS 133 , as subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", which establish accounting and reporting standards for derivatives and hedging activities. These statements establish standards for designating a derivative as a hedge. None of the Company’s derivatives meet the criteria for designation as a fair value or cash flow hedge under SFAS 133.

The Company adopted SFAS 161 on January 1, 2009. This pronouncement did not have any impact on the financial position or operating results of the Company. SFAS 161 expanded the disclosures regarding the use of derivative instruments and hedging activities.

The Company enters into interest rate swaps and futures contracts as part of its fixed income business to facilitate customer transactions and to hedge a portion of the Company’s trading inventory. The majority of its derivative positions are executed in the over-the-counter market with financial institutions. These positions are marked to fair value with the related gain or loss and interest recorded in earnings within the statement of income for the period. The revenue related to each category includes realized and unrealized gains and losses on derivative instruments. Cash flows related to these fixed income interest rate contracts are included as Operating Activities (the “Trading Instruments, Net” line) on the Condensed Consolidated Statements of Cash Flows for the period.

Under FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”), the Company elects to net-by-counterparty the fair value of interest rate swap contracts entered into by the Fixed Income Trading group. Certain contracts contain a legally enforceable master netting arrangement and therefore, the fair value of those swap contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition. As of October 1, 2008, the Company adopted FIN No. 39-1. As the Company elects to net-by-counterparty the fair value of interest rate swap contracts, it also must net-by-counterparty any collateral exchanged as part of the swap agreement. This cash collateral is recorded net-by-counterparty with the related fair value. The cash collateral included in the net fair value of all open derivative asset positions at June 30, 2009 and September 30, 2008, was $(800,000) and $4.1 million, respectively. The cash collateral included in the net fair value of all open derivative liability positions at June 30, 2009 and September 30, 2008, was $2.6 million and $4.0 million, respectively. The master netting agreement referenced above allows for netting of all individual swap receivables and payables with each counterparty. The credit support annex allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral. The Company’s maximum loss exposure under these interest rate swap contracts at June 30, 2009 is $27 million.

To mitigate interest rate risk in a significantly rising rate environment, RJ Bank purchased three-year term interest rate caps with high strike rates (more than 300 basis points higher than current rates) during the year ended September 30, 2008 that will increase in value if interest rates rise and entitle RJ Bank to cash flows if interest rates rise above strike rates. These positions are recorded at fair value with any changes in fair value recorded in earnings within the consolidated statement of income for the period. Cash flows related to these interest rate caps are included as Operating Activities (the Prepaid Expenses and Other Assets line) on the Condensed Consolidated Statements of Cash Flows for the period. The Company’s maximum loss exposure under these interest rate cap contracts was $387,000 at June 30, 2009.

The Company has made commitments to provide certain loans of a relatively long duration at a fixed rate of interest (“Permanent Loan Commitments”) directly to certain low income housing project partnerships subject only to those project partnerships meeting certain qualifying criteria within a prospective two-year period. These Permanent Loan Commitments meet the criteria of a derivative per SFAS 133. As such, the Permanent Loan Commitments are recorded at fair value with any changes in fair value recorded in earnings within the consolidated statement of income. Cash flows related to these commitments are reflected in Operating Activities on the Condensed Consolidated Statements of Cash Flows. The Company’s maximum loss exposure under these Permanent Loan Commitments at June 30, 2009 is $5.9 million.

See the table below for the notional and fair value amounts of both the asset and liability derivatives at June 30, 2009 and September 30, 2008:

Asset Derivatives
	June 30, 2009			September 30, 2008
	Balance			Balance
	Sheet	Notional	Fair	Sheet	Notional	Fair
	Location	Amount	Value (1)	Location	Amount	Value (1)
	(in 000’s)			(in 000’s)
Derivatives Not Designated
As Hedging Instruments:

Interest rate contracts:	Trading Instruments	$ 1,426,642	$ 106,704	Trading Instruments	$ 2,121,519	$ 91,521
	Other Assets	1,500,000	387	Other Assets	1,500,000	1,301

(1)
The fair value is shown on a gross basis before netting of cash collateral and by counterparty according to the Company’s legally enforceable master netting arrangements, yet the fair value is shown net in the Condensed Consolidated Statement of Financial Condition.

Liability Derivatives
	June 30, 2009			September 30, 2008
	Balance			Balance
	Sheet	Notional	Fair	Sheet	Notional	Fair
	Location	Amount	Value (1)	Location	Amount	Value (1)
	(in 000’s)			(in 000’s)
Derivatives Not Designated
As Hedging Instruments:

Interest rate contracts:	Trading Instruments			Trading Instruments
	Sold	$ 1,256,358	$ 74,166	Sold	$ 1,619,172	$ 74,486
	Trade and Other			Trade and Other
	Payables	5,900	111	Payables	-	-

(1)
The fair value is shown on a gross basis before netting of cash collateral and by counterparty according to the Company’s legally enforceable master netting arrangements, yet the fair value is shown net in the Condensed Consolidated Statement of Financial Condition.

See the table below for the impact of the derivatives not designated as hedging instruments on the consolidated income statement for the three and nine months ended June 30, 2009 and 2008, respectively:

Location of
Gain (Loss)
Recognized In
	Income on	Amount of Gain (Loss) Recognized
	Derivatives	In Income on Derivatives
		Three Months Ended		Nine Months Ended
		June 30,	June 30,	June 30,	June 30,
		2009	2008	2009	2008
(in 000’s)
Derivatives Not Designated as Hedging
Instruments

Interest rate contracts:	Net Trading Profits	$ 1,749	$ 4,198	$ (1,205)	$ (3,390)
	Other Revenues	347	66	(1,025)	66

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

As of June 30, 2009 and September 30, 2008 the total gross unrecognized tax benefits were $5.6 million and $4.9 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income from continuing operations was $4.2 million and $3.5 million at June 30, 2009 and September 30, 2008, respectively.

The Company calculates an annualized tax rate. The rate calculated as of June 30, 2009 includes the Company’s estimate of the annual nondeductible losses of $10 million in Company Owned Life Insurance (“COLI”) and Business Owned Life Insurance (“BOLI”). This increased the tax rate by 1.5%.

The Company recognizes the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of June 30, 2009 and September 30, 2008, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $2 million and $1.5 million, respectively.

The Company’s tax liability does not include any accrual for potential taxes, interest or penalties related to tax assessments of the Company’s Turkish joint venture. The Company has fully reserved for its equity interest in this joint venture (see Note 12 below for additional information).

The Company files income tax returns in the U. S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for fiscal years prior to 2008 for federal tax returns, fiscal year 2004 for state and local tax returns and fiscal year 2000 for foreign tax returns. The fiscal year 2008 and 2009 federal income tax returns are currently being examined under the IRS Compliance Assurance Program. This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The 2008 federal and state audits in process are expected to be completed in fiscal year 2009. It is anticipated that the unrecognized tax benefits may decrease by an estimated $107,000 over the next 12 months.

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental"). The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation.  In the event that this airline defaults on its lease commitment and the trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The carrying amount of this leveraged lease with Continental was approximately $8.2 million as of June 30, 2009. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years was originally projected to be 15% of the original cost and has not been adjusted since inception. This lease expires in May 2014.

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

RJ Bank had $50 million in FHLB advances outstanding at June 30, 2009, comprised of several long-term, fixed rate advances. RJ Bank had $1.2 billion in immediate credit available from the FHLB on June 30, 2009 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for more information.  At June 30, 2009, all of the FHLB advances outstanding were secured by a blanket lien on RJ Bank’s residential loan portfolio and FHLB stock.

As of June 30, 2009, RJ Bank had entered into two short-term reverse repurchase agreements totaling $340 million with one counterparty. Although RJ Bank is exposed to risk that this counterparty may not fulfill its contractual obligations, the Company believes the risk of loss is minimal due to the U.S. Treasury or U.S. Agency securities received as collateral, the creditworthiness of this counterparty, which is closely monitored, and the short duration of these agreements.

As of September 30, 2008, RJ Bank had not settled purchases of $8.5 million in syndicated loans (included in Bank Loans, net) due to sellers’ delays in finalizing settlement, all of which had settled prior to December 31, 2008. As of June 30, 2009, there were no purchases of syndicated loans that had not settled.

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJCS”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJCS. At June 30, 2009 and September 30, 2008, the current exposure under these guarantees was $11.4 million and $2.5 million, respectively, which was underwritten as part of RJ Bank’s larger corporate credit relationships. The estimated total potential exposure under these guarantees is $14.6 million at June 30, 2009.

The FDIC announced in February 2009 that it was imposing a special assessment on insured financial institutions in order to ensure the continued strength of its insurance fund. The amount to be assessed was finalized in April 2009 to represent five basis points of a financial institution’s total assets less Tier 1 capital at June 30, 2009, which is capped at 10 basis points of domestic deposits as of the same accounting period. This special assessment of $4.0 million has been expensed as of June 30, 2009 and is payable to the FDIC on September 30, 2009.

See Note 16 of the Notes to Condensed Consolidated Financial Statements with respect to RJ Bank’s and Raymond James Multi-Family Finance, Inc.’s commitments to extend credit and other RJ Bank credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

As part of an effort to increase brand awareness, the Company entered into a stadium naming rights contract in July 1998. The contract expires in 2016 and has a 4% annual escalator. Expenses of $827,000 and $796,000 were recognized in the three months ended June 30, 2009 and 2008, respectively. Expenses of $2.5 million and $2.4 million were recognized in the nine months ended June 30, 2009 and 2008, respectively.

In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such commitments of Raymond James Ltd. (“RJ Ltd.”) that were recorded and open at June 30, 2009 were approximately CDN $30 million. There were no such commitments of RJ&A.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At June 30, 2009, the Company had client margin securities valued at $161.4 million pledged with a clearing organization to meet the point in time requirement of $74 million. At September 30, 2008, the Company had client margin securities valued at $210 million pledged with a clearing organization to meet the point in time requirement of $139.9 million.

The Company offers loans and transition assistance to its Financial Advisors mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including but not limited to the Financial Advisor joining the Company and meeting certain production requirements. In certain circumstances, the Company may make commitments prior to funding them. As of June 30, 2009, the Company estimates that it had made commitments of $33.5 million in loans and transition assistance that have not yet been funded.

 The Company has committed a total of $99 million to 46 different independent venture capital or private equity partnerships, in amounts ranging from $200,000 to $5 million with the exception of two internally sponsored commitments totaling $37.5 million. As of June 30, 2009, the Company had invested $50.7 million of that amount and had received $40.5 million in distributions. Additionally, the Company controls the general partner in one internally sponsored private equity limited partnership to which it has committed and invested $6.5 million. The Company has received $4.3 million in distributions as of June 30, 2009.

The Company is the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of the Company and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of the Company. At June 30, 2009, the EIF Funds have unfunded commitments of $1.6 million.

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

At June 30, 2009, the approximate market values of collateral received that can be repledged by the Company, were:

Sources of Collateral (In 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 571,656
Securities Received in Securities Borrowed vs. Cash Transactions	540,952
Collateral Received for Margin Loans	1,007,720
Total	$ 2,120,328

During the quarter, certain collateral was repledged. At June 30, 2009, the approximate market values of this portion of collateral repledged and financial instruments owned that were pledged by the Company, were:

Uses of Collateral and Trading Securities (In 000's):
Securities Sold Under Agreements to Repurchase and Other
Collateralized Financings	$ 89,131
Securities Delivered in Securities Loaned vs. Cash Transactions	555,176
Collateral Used for Deposits	176,098
Total	$ 820,405

The Company has from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At June 30, 2009, there were no outstanding performance guarantees in Argentina.

See Note 9 of the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s other financing arrangements.

The Company guarantees the existing mortgage debt of RJ&A of approximately $59.8 million. The Company guarantees interest rate swap obligations of RJCS. The Company has also committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits (“project partnerships”). These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. During the first quarter of fiscal year 2009, a subsidiary of the Company purchased 58 units in one of RJTCF’s current fund offerings (“Fund 34”) for a capital contribution of up to $58 million. During the second quarter of fiscal year 2009, the Company sold five units of Fund 34 to an unrelated third party for approximately $5 million and thus as of June 30, 2009 the Company holds 53 units of Fund 34. At June 30, 2009, $51.9 million of capital had been contributed by the subsidiary to Fund 34 in addition to an advance of $5.8 million made by RJTCF to Fund 34 as of June 30, 2009 (refer to the discussion of short-term advances RJTCF may provide to project partnerships on behalf of tax credit funds discussed below). The subsidiary expects to resell its interests in Fund 34 to other investors; however, the holding period of this interest could be much longer than 90 days. In addition to the 58 unit interest in Fund 34 initially purchased, RJTCF provided certain specific performance guarantees to the third-party investors of Fund 34. The Company had guaranteed a $58 million capital contribution obligation as well as the specified performance guarantees provided by RJTCF to Fund 34’s third-party investors. The unfunded capital contribution obligation to Fund 34 is $300,000 as of June 30, 2009. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At June 30, 2009, cash funded to invest in either loans or investments in project partnerships (excluding the capital invested in 53 units of Fund 34 mentioned previously) was $14.9 million. In addition, at June 30, 2009, RJTCF is committed to additional future fundings (excluding the unit purchase mentioned previously) of $300,000 related to project partnerships that have not yet been sold to various tax credit funds. The Company and RJTCF also issue certain guarantees to various third parties related to project partnerships, interests in which have been or are expected to be sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $12.5 million as of June 30, 2009. Through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., certain construction loans or loans of longer duration (“permanent loans”) may be made directly to certain project partnerships. As of June 30, 2009 seven such construction loans are outstanding with an unfunded balance of $2.3 million available for future draws on such loans. Similarly, five permanent loan commitments are outstanding as of June 30, 2009. Each of these commitments will only be funded if certain conditions are achieved by the project partnership and in the event such conditions are not met, generally expire two years after their issuance. The total amount of such unfunded permanent loan commitments as of June 30, 2009 is $5.9 million.

The Company entered into two agreements with Raymond James Trust, National Association (“RJT”). The Office of the Controller of the Currency (“OCC”) is also a party to one of those agreements. The two agreements were a condition to OCC’s approval of RJT’s conversion in January, 2008 from a state to a federally chartered institution. Under those agreements, the Company is obligated to provide RJT with sufficient capital in a form acceptable to the OCC to meet and maintain the capital and liquidity requirements commensurate with RJT’s risk profile for its conversion and any subsequent requirements of the OCC. The conversion expands RJT’s market nationwide, while substituting federal for multiple state regulatory oversight. RJT’s federal charter limits it to fiduciary activities. Thus, capital requirements are not expected to be significant.

On July 6, 2009, the Company entered into a Deposit Services Agreement with Promontory Interfinancial Network, LLC. (“Promontory”). This agreement obligates the Company to begin utilizing this FDIC-insured cash sweep program for its clients no later than October 1, 2009. As part of this arrangement, the Company and Promontory have also entered into a tri-party agreement with a third party financial institution, which requires a specified amount of client deposits to be directed to this institution for a period of up to four years.

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

In June 2009, a purported class action, Woodard vs. Raymond James Financial, Inc, et al., was filed in the United States District Court for the Southern District of New York.  The case names as defendants the Company, the Chief Executive Officer, and Chief Financial Officer.  The complaint, brought on behalf of purchasers of the Company's common stock for the period between and including April 22, 2008 and April 14, 2009, alleges that various financial statements and press releases issued by the Company contained material misstatements and omissions relating to the loan losses at Raymond James Bank, FSB. The complaint seeks class action status, compensatory damages and costs and disbursements, including attorneys’ fees.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJ MKY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJ MKY $5.7 million for 2002. On October 24, 2008, RJ MKY was notified by the Capital Markets Board of Turkey that the technical capital inadequacy resulting from RJ MKY’s provision for this case required an additional capital contribution, and as a result, RJ MKY halted all trading activities. On December 5, 2008, RJ MKY ceased operations and subsequently filed for protection under Turkish bankruptcy laws. The Company has recorded a provision for loss in its condensed consolidated financial statements for its full equity interest in this joint venture. As of June 30, 2009, RJ MKY had total capital of approximately $2.6 million, of which the Company owns approximately 50%.

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

In connection with auction rate securities (“ARS”), the Company's principal broker-dealers, RJ&A and RJFS, have been subject to ongoing investigations, with which they are cooperating fully, by the Securities and Exchange Commission (“SEC”), the New York Attorney General's Office and Florida’s Office of Financial Regulation. The Company is also named in a class action lawsuit filed in April 2008 similar to that filed against a number of brokerage firms in United States District Court for the Southern District of New York, alleging various securities law violations, which it is vigorously defending.

Several large banks and brokerage firms, most of whom were the primary underwriters of and supported the auctions for ARS, have announced agreements, usually as part of a regulatory settlement, to repurchase ARS at par from some of their clients. Other brokerage firms have entered into similar agreements. The Company, in conjunction with other industry participants, is actively seeking a solution to ARS’ illiquidity. This includes issuers restructuring and refinancing the ARS, which has met with some success. Should these restructurings and refinancings continue, then clients’ holdings could be reduced further; however, there can be no assurance these events will continue. If the Company were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or a significant portion of these ARS from certain clients, it would have to have sufficient regulatory capital and cash or borrowing power to do so, and at present it does not have such capacity. Further, if such repurchases were made at par value there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect the results of operations.

NOTE 13 - CAPITAL TRANSACTIONS:

The Company made no purchases of its own stock during the quarter ended June 30, 2009.

The Company does not have a formal stock repurchase plan. On May 20, 2004, the Board of Directors authorized $75 million for repurchases pursuant to prior authorization from the Board of Directors. During March 2008, the Company exhausted this authorization. On March 11, 2008, the Board of Directors authorized an additional $75 million for repurchases at the discretion of the Board’s Share Repurchase Committee. Since May 2004, 3,725,885 shares have been repurchased for a total of $84.5 million, leaving $65.5 million available to repurchase shares. Historically the Company has considered such purchases when the price of its stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. The Company purchased no shares in open market transactions for the nine months ended June 30, 2009. The RJF revolving credit agreement limits dividends and share repurchases to $60 million in any fiscal year plus any stock repurchases to fund stock plans.

During the nine months ended June 30, 2009, 242,251 shares were purchased for the trust fund that was established and funded to acquire Company common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Company’s wholly owned Canadian subsidiary (see Note 16 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 for more information on this trust fund). The Company also purchased 110,875 shares that were surrendered by employees as payment for option exercises during the nine months ended June 30, 2009.

As consideration for an increase in its percentage of ownership in various Latin American joint ventures, the Company issued 162,707 shares at the value of $2.9 million during the quarter ended March 31, 2009.

NOTE 14 – SHARE-BASED COMPENSATION:

The Company applies the provisions of SFAS No. 123R, “Share-Based Payment”, to account for share-based awards made to employees and directors. This pronouncement requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors to be based on estimated fair values. In addition, this pronouncement requires the excess tax benefit, the resulting realized tax benefit or deficit that exceeds or is less than the previously recognized deferred tax asset for share-based awards, to be recognized as additional paid-in capital. The Company’s share-based employee and outside director compensation plans are described more fully in Note 16 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008. The Company’s net income for the three and nine months ended June 30, 2009 includes $8.1 million and $27.2 million, respectively, of compensation costs and $2.6 million and $8.6 million, respectively, of income tax benefits related to the Company’s share-based awards to employees and members of its Board of Directors. The Company’s net income for the three and nine months ended June 30, 2008 includes $8.2 million and $26.7 million, respectively, of compensation costs and $2.7 million and $8.4 million, respectively of income tax benefits related to the Company’s share-based awards to employees and members of its Board of Directors. For the nine months ended June 30, 2009, the Company recognized $2.7 million of excess tax benefits as additional paid-in capital.

During the three months ended June 30, 2009, the Company granted 12,400 stock options and 305,970 shares of restricted stock to employees under its share-based employee compensation plans. During the nine months ended June 30, 2009, the Company granted 275,150 stock options, 1,234,183 shares of restricted stock and 220,086 restricted stock units to employees under its share-based employee compensation plans. During the nine months ended June 30, 2009, 17,500 stock options were granted to outside directors. Restricted stock grants under the 2007 Stock Bonus Plan and the 2005 Restricted Stock Plan are limited to 750,000 and 2,000,000 shares, respectively, per fiscal year.

The weighted-average grant-date fair value of stock options granted to employees and directors during the three and nine months ended June 30, 2009 was $5.64 and $6.25 per share, respectively. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $11.2 million as of June 30, 2009, and will be recognized as expense over a weighted-average period of approximately 2.9 years.

The weighted-average grant-date fair value of restricted stock granted to employees during the three and nine months ended June 30, 2009 was $15.72 and $17.82 per share, respectively. Pre-tax unrecognized compensation expense for unvested restricted stock granted to employees, net of estimated forfeitures, was $56.6 million as of June 30, 2009, and will be recognized as expense over a weighted-average period of approximately 2.8 years.

The weighted-average grant-date fair value of restricted stock units granted to employees during the nine months ended June 30, 2009 was $17.91 per share. Pre-tax unrecognized compensation expense for unvested restricted stock units granted to employees, net of estimated forfeitures, was $6.2 million as of June 30, 2009, and will be recognized as expense over a weighted-average period of approximately 1.6 years.

Under one of its non-qualified fixed stock option plans, the Company may grant stock options to its independent contractor Financial Advisors.  In addition, the Company may grant restricted stock units or restricted shares of common stock to its independent contractor Financial Advisors under one of its restricted stock plans.  The Company accounts for share-based awards to its independent contractor Financial Advisors in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see Note 17 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 for more information). Due to the decline in the value of the Company’s common stock during the three months ended June 30, 2009, the Company’s net income for the three months ended June 30, 2009 includes $1.2 million and $0.5 million, respectively, of reductions in compensation expense and income tax benefits related to the Company’s share-based awards to its independent contractor Financial Advisors. Due to the decline in the value of the Company’s common stock during the nine months ended June 30, 2009, the Company’s net income for the nine months ended June 30, 2009 includes $8.8 million and $3.3 million, respectively, of reductions in compensation expense and income tax benefits related to the Company’s share-based awards to its independent contractor Financial Advisors. The Company’s net income for the three months ended June 30, 2008 includes $2.6 million and $1.0 million, respectively, of compensation expense and income tax benefits related to the Company’s share-based awards to its independent contractor Financial Advisors.  Due to the decline in the value of the Company’s common stock during the nine months ended June 30, 2008, the Company’s net income for the nine months ended June 30, 2008 includes $2.1 million and $0.8 million, respectively, of reductions in compensation expense and income tax benefits related to the Company’s share-based awards to its independent contractor Financial Advisors.

During the three months ended June 30, 2009, the Company granted 350 shares of restricted stock to its independent contractor Financial Advisors.  During the nine months ended June 30, 2009, the Company granted 45,500 stock options and 9,392 shares of restricted stock to its independent contractor Financial Advisors.

As of June 30, 2009, there was $0.7 million of total unrecognized pre-tax compensation cost related to unvested stock options granted to its independent contractor Financial Advisors based on an estimated weighted-average fair value of $2.88 per share at that date.  These costs are expected to be recognized over a weighted average period of approximately 2.3 years.

As of June 30, 2009, there was $1.8 million of total unrecognized pre-tax compensation cost related to unvested restricted stock granted to its independent contractor Financial Advisors based on an estimated fair value of $17.21 per share at that date. These costs are expected to be recognized over a weighted average period of approximately 3.5 years.

NOTE 15 - REGULATIONS AND CAPITAL REQUIREMENTS:

Certain broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJ&A, a member firm of the Financial Industry Regulatory Authority (“FINRA”), is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJ&A, Raymond James Financial Services, Inc. (“RJFS”), Eagle Fund Distributors, Inc. (“EFD”), formerly Heritage Fund Distributors, Inc. and Raymond James (USA) Ltd. (“RJ(USA)”) have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJ&A at June 30, 2009 and September 30, 2008 was as follows:

	June 30,	September 30,
	2009	2008
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	23.55%	18.32%
Net Capital	$ 299,906	$ 303,192
Less: Required Net Capital	(25,472)	(33,096)
Excess Net Capital	$ 274,434	$ 270,096

At June 30, 2009 and September 30, 2008, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at June 30, 2009 and September 30, 2008 was as follows:

	June 30,	September 30,
	2009	2008
	(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$ 14,492	$ 54,225
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 14,242	$ 53,975

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. The Company was not in Early Warning Level 1 or Level 2 at June 30, 2009 or September 30, 2008. The Risk Adjusted Capital of RJ Ltd. at June 30, 2009 and September 30, 2008 was as follows (in Canadian dollars):

	June 30,	September 30,
	2009	2008
	(in 000’s)
Raymond James Ltd.:
Risk Adjusted Capital before minimum	$ 30,367	$ 48,520
Less: Required Minimum Capital	(250)	(250)
Risk Adjusted Capital	$ 30,117	$ 48,270

At June 30, 2009, all of the Company’s active domestic and international broker-dealers are in compliance with and meet all net capital requirements.

RJ Bank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -and possibly additional discretionary- actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJ Bank must meet specific capital guidelines that involve quantitative measures of RJ Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJ Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require RJ Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to both risk-weighted assets and adjusted assets (as defined). Management believes that, as of June 30, 2009, RJ Bank meets all capital adequacy requirements to which it is subject.

To be categorized as “well capitalized”, RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of June 30, 2009:
Total Capital (to
Risk-Weighted Assets)	$ 858,248	11.4%	$ 602,072	8.0%	$ 752,590	10.0%
Tier I Capital (to
Risk-Weighted Assets)	763,644	10.2%	301,036	4.0%	451,554	6.0%
Tier I Capital (to
Adjusted Assets)	763,644	9.0%	338,985	4.0%	423,732	5.0%

As of September 30, 2008 (1):
Total Capital (to
Risk-Weighted Assets)	$ 786,599	9.7%	$ 649,518	8.0%	$ 811,897	10.0%
Tier I Capital (to
Risk-Weighted Assets)	689,281	8.5%	324,759	4.0%	487,138	6.0%
Tier I Capital (to
Adjusted Assets)	689,281	6.0%	458,052	4.0%	572,564	5.0%

(1)
The actual Total Capital (to Risk-Weighted Assets), Tier I Capital (to Risk-Weighted Assets) and Tier I Capital (to Adjusted Assets) amounts previously reported for September 30, 2008 were $778,624,000, $689,281,000, and $689,281,000 with ratios of 10.9%, 9.6% and 6.0%, respectively. On December 5, 2008 subsequent to filing the Company’s Annual Report on Form 10-K, the Company discovered that its wholly owned subsidiary, RJ Bank, had misinterpreted an instruction related to the calculation of RJ Bank’s risk weighted capital ratio. As a result, despite the Company’s intention and ability to maintain RJ Bank at a “well capitalized” level under the bank regulatory framework, RJ Bank was “adequately capitalized” rather than “well capitalized” at September 30, 2008. Upon discovery of the misinterpretation, the Company recalculated the ratio, determined the amount of additional capital that needed to be contributed and made a $30 million capital contribution to RJ Bank on December 12, 2008, an amount that would have increased the bank's September 30, 2008 total risk based capital ratio above the 10% level necessary to be considered well capitalized. The Company has notified the OTS and filed an amended Thrift Financial Report as of September 30, 2008. As the Company was able to and did contribute additional capital, as the FDIC was notified of the circumstances and took no adverse action, and as it did not impact clients, the Company’s management does not consider this to be material and does not expect any additional ramifications of the misinterpretation.

It continues to be the Company’s intention to maintain RJ Bank’s “well capitalized” status. The Company has contributed $435 million during the last 11 quarters.  As a result, the Company considers it unlikely that RJ Bank would experience anything other than “well capitalized” status. In the unlikely event of such occurrence, the consequences could include a requirement to obtain a waiver prior to acceptance, renewal, or rollover of brokered deposits and higher FDIC premiums, but would not have a significant impact on the operations of the Company.

Raymond James Trust, N.A., is regulated by the OCC and is required to maintain sufficient capital and meet capital and liquidity requirements. As of June 30, 2009, RJT met the requirements.

The Company expects to continue paying cash dividends. However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, and the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the IIROC; and RJ Bank, which may be subject to restrictions by federal banking agencies. Such restrictions have never limited the Company's dividend payments.

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

RJ Bank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at June 30, 2009 and September 30, 2008, is as follows:

	June 30,	September 30,
	2009	2008
	(in 000's)

Standby Letters of Credit	$ 250,459	$ 239,317
Open End Consumer Lines of Credit	42,419	43,544
Commercial Lines of Credit	1,449,643	1,384,941
Unfunded Loan Commitments - Variable Rate	169,910	1,055,686(1)
Unfunded Loan Commitments - Fixed Rate	22,722	4,005

(1)	Includes commitments to purchase pools of adjustable rate whole first mortgage loans.

Because many loan commitments expire without being funded in whole or part, the contract amounts are not estimates of the Company’s future liquidity requirements.

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that the collateral or other security is of no value. RJ Bank uses the same credit approval and monitoring process in extending loan commitments and other credit-related off-balance sheet instruments as it does in making loans.

RJ Bank’s policy is generally to require customers to provide collateral at the time of closing. The amount of collateral obtained, if it is deemed necessary by RJ Bank upon extension of credit, is based on RJ Bank’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, real estate, and income producing commercial properties.

In the normal course of business, RJ Bank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of June 30, 2009, $250.5 million of such letters of credit were outstanding. Of the letters of credit outstanding, $247.8 million are underwritten as part of a larger corporate credit relationship. In the event that a letter of credit is drawn down, RJ Bank would pursue repayment from the account party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the maximum potential future amount of any payments of amounts drawn down under the existing letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, RJ Bank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

As of June 30, 2009, RJ Bank had commitments to sell and purchase SBA and first mortgage loans held for sale totaling $3.3 million and $4.0 million, respectively. As of June 30, 2009, RJ Bank had a commitment to sell one SBA loan pool securitization of $11.4 million, which had not yet been issued as of the period end. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for more information regarding RJ Bank’s participation in SBA loan pool securitizations.

The Company, through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., may have at any time unfunded commitments to extend credit to certain project partnerships for either construction or permanent loans.  At June 30, 2009, the unfunded portion of executed commitments to extend credit was $8.2 million. See Note 12 of the Notes to the Consolidated Financial Statements for more information regarding these commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of June 30, 2009, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $9.0 million and CDN $19.2 million, respectively.

See Note 19 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 for more information regarding the Company’s financial instruments with off-balance sheet risk.

NOTE 17 – EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in 000’s, except per share amounts)

Net Income	$ 42,595	$ 69,938	$ 109,781	$ 185,970

Weighted Average Common Shares
Outstanding During the Period	118,177	115,633	117,239	116,573

Dilutive Effect of Stock Options and Awards (1)	1,283	2,639	1,172	2,639

Weighted Average Diluted Common
Shares (1)	119,460	118,272	118,411	119,212

Net Income per Share – Basic	$ 0.36	$ 0.60	$ 0.94	$ 1.59

Net Income per Share - Diluted (1)	$ 0.36	$ 0.59	$ 0.93	$ 1.56

Securities Excluded from Weighted Average
Diluted Common Shares Because Their Effect
Would Be Antidilutive	4,443	3,623	4,225	3,045

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

The Company currently operates through the following eight business segments: Private Client Group (“PCG”); Capital Markets; Asset Management; RJ Bank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and various corporate activities combined in the "Other" segment. In the quarter ended December 31, 2008, a new intersegment component to the Company’s segment reporting was added to reflect total gross revenues by segment with the elimination of intersegment transactions. In addition, the methodology for allocating the Company’s corporate bonus pool expense to individual segments was changed. Reclassifications have been made in the segment disclosure for previous periods to conform to this presentation. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how the Company assesses performance and determines how to allocate resources throughout the Company and its subsidiaries. The financial results of the Company's segments are presented using the same policies as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.  Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment receivables and payables are eliminated between segments upon consolidation.

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

The Asset Management segment includes investment portfolio management services of Eagle Asset Management, Inc., Eagle Boston Investment Management, Inc., and Raymond James Consulting Services (RJ&A’s asset management services division), mutual fund management by Eagle Fund Services, Inc., and trust services of Raymond James Trust, National Association. In addition to the asset management services noted above, this segment also offers fee-based programs to clients who have contracted for portfolio management services from outside money managers.

RJ Bank is a separate segment, which provides residential, consumer and commercial loans, as well as Federal Deposit Insurance Corporation (“FDIC”)-insured deposit accounts to clients of the Company's broker-dealer subsidiaries and to the general public.

The Emerging Markets segment includes various joint ventures in Turkey and Latin America. These joint ventures operate in securities brokerage, investment banking and asset management.  On December 5, 2008, the Company’s Turkish joint venture ceased operations. See Note 12 of the Notes to Condensed Consolidated Financial Statements for more information.

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

The Other segment includes certain corporate activities of the Company.

Information concerning operations in these segments of business is as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in 000’s)
Revenues:
Private Client Group	$ 370,719	$ 485,672	$ 1,136,305	$ 1,525,135
Capital Markets	138,524	147,114	391,243	386,146
Asset Management	35,398	59,416	132,870	184,702
RJ Bank	80,747	96,222	273,322	303,945
Emerging Markets	3,208	10,389	10,628	33,270
Stock Loan/Borrow	2,361	6,728	8,258	29,015
Proprietary Capital	9,881	16,147	9,780	18,560
Other	3,203	4,320	4,587	19,378
Intersegment Eliminations	(11,789)	(17,260)	(42,497)	(55,078)
Total Revenues	$ 632,252	$ 808,748	$ 1,924,496	$ 2,445,073

Income Before Provision for Income Taxes:
Private Client Group	$ 18,321	$ 34,909	$ 62,587	$ 144,227
Capital Markets	20,224	27,253	50,495	36,381
Asset Management	6,691	14,215	20,669	47,552
RJ Bank	27,406	37,957	69,616	78,622
Emerging Markets	(1,311)	(271)	(4,065)	(1,720)
Stock Loan/Borrow	885	1,893	2,955	4,827
Proprietary Capital	(308)	5,855	(1,354)	4,578
Other	401	(6,693)	(14,012)	(10,774)
Pre-Tax Income	$ 72,309	$ 115,118	$ 186,891	$ 303,693

Net Interest Income (Expense):
Private Client Group	$ 11,503	$ 21,790	$ 36,893	$ 70,466
Capital Markets	537	435	2,594	(102)
Asset Management	11	155	135	938
RJ Bank	75,608	63,922	254,058	147,109
Emerging Markets	179	526	901	2,236
Stock Loan/Borrow	1,575	2,338	4,911	7,027
Proprietary Capital	-	237	173	1,245
Other	1,171	808	3,969	6,745
Net Interest Income	$ 90,584	$ 90,211	$ 303,634	$ 235,664

The following table presents the Company's total assets on a segment basis:

	June 30,	September 30,
	2009	2008
	(in 000’s)
Total Assets:
Private Client Group (1)	$ 7,521,788	$ 6,861,688
Capital Markets (2)	1,099,126	1,400,658
Asset Management	54,219	75,339
RJ Bank	8,311,838	11,356,939
Emerging Markets	48,386	52,786
Stock Loan/Borrow	587,179	698,926
Proprietary Capital	144,306	169,652
Other	63,988	93,628
Total	$ 17,830,830	$ 20,709,616

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

The Company has operations in the U.S., Canada, Europe and joint ventures in Turkey and Latin America. Revenues, Income before Provision for Income Taxes and Net Income, classified by the major geographic areas in which they are earned, were as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in 000’s)
Revenues:
United States	$ 572,328	$ 717,249	$ 1,749,806	$ 2,164,936
Canada	47,753	69,804	133,627	203,832
Europe	9,100	13,159	30,476	45,764
Other	3,071	8,536	10,587	30,541
Total	$ 632,252	$ 808,748	$ 1,924,496	$ 2,445,073

Income Before Provision for
Income Taxes:
United States	$ 74,956	$ 107,154	$ 193,296	$ 278,725
Canada	(201)	7,887	(1,041)	22,157
Europe	(1,098)	1,195	(38)	7,585
Other	(1,348)	(1,118)	(5,326)	(4,774)
Total	$ 72,309	$ 115,118	$ 186,891	$ 303,693

Net Income:
United States	$ 44,955	$ 63,988	$ 115,115	$ 169,670
Canada	(415)	5,785	(692)	14,537
Europe	(1,089)	908	(506)	6,392
Other	(856)	(743)	(4,136)	(4,629)
Total	$ 42,595	$ 69,938	$ 109,781	$ 185,970

The Company’s total assets, classified by the major geographic area in which they are held, were as follows:

	June 30,	September 30,
	2009	2008
	(in 000’s)
Total Assets:
United States	$ 16,541,052	$ 19,575,784
Canada	1,222,143	1,061,201
Europe	24,730	25,424
Other	42,905	47,207
Total	$ 17,830,830	$ 20,709,616

The Company has investments of $4.9 million, net of a $2.3 million reserve for its Turkish joint venture interest (see Note 12 to Notes to Condensed Consolidated Financial Statements for more information), in emerging market joint ventures, which carry greater risk than amounts invested in developed markets.

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

Business and Total Company Overview

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and the financial condition of the Company. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited financial statements and unaudited accompanying notes to the financial statements.

Historically, the Company’s overall results have been highly correlated to the activity levels in the U.S. equity markets. Active securities markets, a steep, positively sloping yield curve and upward movements in equity indices have a positive impact, while volatile interest rates, disruption in credit markets and declining equity markets have a negative impact on brokerage and asset management results. In contrast, these market conditions often result in a positive environment for fixed income. As RJ Bank has grown and a greater percentage of the firm’s income has come from interest earnings, the Company is somewhat insulated from these market influences; however, there has been an increase in credit risk as RJ Bank’s loan portfolio has grown. The Company is currently operating in a challenging environment: a recession and financial services industry issues related to credit quality, auction rate securities and liquidity continue to negatively impact activity levels. Nonetheless, substantially all of the Company’s businesses realized significant improvement from the preceding quarter, albeit not all at the levels of the prior year, as the equity markets and overall economy have begun to show signs of recovery. Positive Financial Advisor recruiting results, increased institutional commissions, and fixed income trading profits had a positive impact on results. In addition, RJ Bank net interest income was 18% above the prior year quarter while the loan loss provision expense was in line with quarters other than the immediately preceding quarter

Segments

The Company currently operates through the following eight business segments: Private Client Group (“PCG”); Capital Markets; Asset Management; RJ Bank; Emerging Markets; Stock Loan/Borrow, Proprietary Capital and various corporate activities in the Other segment.

The following table presents the gross revenues and pre-tax income(loss) of the Company on a segment basis for the periods indicated:

	Three Months Ended
	June 30,	June 30,	Percentage
	2009	2008	Change
	(in 000’s)
Total Company
Revenues	$ 632,252	$ 808,748	(22%)
Pre-tax Income	72,309	115,118	(37%)

Private Client Group
Revenues	$ 370,719	$ 485,672	(24%)
Pre-tax Income	18,321	34,909	(48%)

Capital Markets
Revenues	138,524	147,114	(6%)
Pre-tax Income	20,224	27,253	(26%)

Asset Management
Revenues	35,398	59,416	(40%)
Pre-tax Income	6,691	14,215	(53%)

Raymond James Bank
Revenues	80,747	96,222	(16%)
Pre-tax Income	27,406	37,957	(28%)

Emerging Markets
Revenues	3,208	10,389	(69%)
Pre-tax (Loss)	(1,311)	(271)	(384%)

Stock Loan/Borrow
Revenues	2,361	6,728	(65%)
Pre-tax Income	885	1,893	(53%)

Proprietary Capital
Revenues	9,881	16,147	(39%)
Pre-tax (Loss)Income	(308)	5,855	(105%)

Other
Revenues	3,203	4,320	(26%)
Pre-tax Income(Loss)	401	(6,693)	106%

Intersegment Eliminations
Revenues	(11,789)	(17,260)	32%
Pre-tax Income	-	-	-

Results of Operations – Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

Total Company

Total Company net revenues decreased 16% to $625 million from the record $742 million in the comparable prior year quarter. The current year included positive trading results and increased institutional commissions, offset by lower private client commissions and lower investment advisory fee revenue. Net income was 39% below the prior year quarter. Net interest earnings were flat with the prior year, but, as expected, declined 11%, or $11 million, from the immediately preceding quarter as interest rate spreads at Raymond James Bank began to narrow, although they remained above an anticipated sustainable spread. Non-interest expenses were well controlled, almost matching the percentage decline in net revenues.  The Company’s effective tax rate for the quarter continues to be higher than it was in the rising equity markets of previous years as nondeductible items, such as losses on the Company’s Corporate Owned Life Insurance (“COLI”) investment and qualified stock option expense, had a magnified impact due to the lower pre-tax earnings in the quarter. Diluted net income was $0.36 per share, versus $0.59 per share in the prior year quarter.

Net Interest Analysis

The following table presents average balance data and interest income and expense data for the Company, as well as the related net interest income. The respective average rates are presented on an annualized basis.

	Three Months Ended
	June 30,			June 30,
	2009			2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$ 1,138,693	$ 7,949	2.79%	$1,575,228	$ 17,662	4.48%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	5,194,312	3,486	0.27%	4,328,606	23,470	2.17%
Bank Loans, Net of Unearned
Income	7,527,007	73,186	3.89%	6,503,401	83,342	5.13%
Available for Sale Securities	532,033	5,681	4.27%	643,300	8,043	5.00%
Trading Instruments		2,747			5,245
Stock Borrow		2,300			6,833
Interest-Earning Assets
of Variable Interest Entities		(98)			125
Other		2,786			12,215

Total Interest Income		$ 98,037			$ 156,935

Interest-Bearing Liabilities:
Brokerage Client Liabilities	$ 6,137,818	$ 819	0.05%	$5,211,264	20,827	1.60%
Retail Bank Deposits	8,041,547	2,926	0.15%	7,719,663	32,918	1.71%
Stock Loan		786			4,390
Interest-Bearing Liabilities of
Variable Interest Entities		898			973
Borrowed Funds and Other		2,024			7,616

Total Interest Expense		7,453			66,724

Net Interest Income		$ 90,584			$ 90,211

Net interest income remained flat compared to the same quarter in the prior year but declined $11 million, or 11%, over the immediately preceding quarter. RJ Bank’s net interest income increased $11.7 million, or 18%, over the prior year but declined $8.4 million, or 10%, from the immediately preceding quarter. Net interest income in the PCG segment declined $10 million, or 47%, from the prior year quarter and $2 million, or 13%, from the immediately preceding quarter. RJ Bank benefitted from better spreads than in the prior year but, as expected, these spreads have begun to decline, falling 20 basis points in each of the last two quarters, as they trend toward more sustainable levels.

Average client margin balances declined $437 million (28%) and average assets segregated pursuant to regulations increased $820 million over the same quarter of the prior year. Customer cash balances held in the Client Interest Program increased $927 million. Net interest income in the PCG segment was negatively impacted by lower margin balances and by lower spreads than in the prior year. This segment was negatively impacted by interest rate cuts as the rate is lowered immediately on the interest earning assets while the interest rate paid to clients could not be lowered as it is presently only five basis points. In the current rate environment, interest rate spread on Client Interest Program deposits invested in the segregated reserve account have been at historically low levels for the past several quarters.  In September 2009, the Company will begin to participate in a bank sweep program with Raymond James Bank and several unaffiliated banks. This program will enable clients to have their cash balances covered by FDIC insurance for up to $2.5 million, will pay clients a higher rate than the current five basis points, and will modestly improve the Company’s overall economics. Once client balances have been moved into this program, the Company’s net interest earnings will decline, but will be more than offset by fee income from the program’s sponsor. On a segment basis, PCG results will reflect the improved earnings, while those of Asset Management, due to lower money market fund balances and Raymond James Bank, by paying higher rates on deposits, will be adversely impacted.

Private Client Group

The PCG segment includes the retail branches of the Company's broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom. These branches provide securities brokerage services, including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients. This segment accounted for 59% of the Company's revenues for the three months ended June 30, 2009. It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances. The Company primarily charges for the services provided to its PCG clients based on commission schedules or through asset based advisory fees.

The success of the PCG segment is dependent upon the quality and integrity of its Financial Advisors and support personnel and the Company's ability to attract, retain, and motivate a sufficient number of these associates. The Company faces competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. The Company currently offers several affiliation alternatives for Financial Advisors ranging from the traditional branch setting, under which the Financial Advisors are employees of the Company and the costs associated with running the branch are incurred by the Company, to the independent contractor model, under which the Financial Advisors are responsible for all of their own direct costs. Accordingly, the independent contractor Financial Advisors are paid a larger percentage of commissions and fees. By offering alternative models to potential and existing Financial Advisors, the Company is able to effectively compete with a wide variety of other brokerage firms for qualified Financial Advisors, as Financial Advisors can choose the model that best suits their practice and profile. For the past several years, the Company has focused on increasing its minimum production standards and recruiting Financial Advisors with high average production. The following table presents a summary of PCG Financial Advisors as of the periods indicated:

			June 30,	June 30,
		Independent	2009	2008
	Employee	Contractors	Total	Total
Private Client Group - Financial Advisors:
RJ&A	1,288	-	1,288	1,159
RJFS	-	3,220	3,220	3,114
RJ Ltd.	204	247	451	357
Raymond James Investment Services Limited (“RJIS”)	-	115	115	86
Total Financial Advisors	1,492	3,582	5,074	4,716

Private Client Group revenues were 24% below the prior year quarter, reflecting the impact of the extremely challenging market conditions. Securities commissions and fees declined 21% despite an 8% increase in the number of Financial Advisors. All of the Company’s broker-dealers experienced positive results in recruiting successful Financial Advisors as the brokerage industry continues to be in a state of unrest. The Company has recruited 358 (net) Financial Advisors with approximately $200 million in historical annual production in the current fiscal year. Unfortunately, the financial markets themselves have been in a steep decline and clients, having lost confidence in the market, are not investing as actively. As would be expected, revenues from fee-based accounts have also declined as the fees are based on account valuations which have declined dramatically during the year. The S&P 500 has declined 27% since the end of June 2008. Average annual production per Financial Advisor declined from $336,000 to $283,000 in RJFS and from $520,000 to $426,000 in RJ&A since the same quarter in the prior year.

Private Client Group results also include the interest revenue earned on client margin balances and cash segregated for regulatory purposes, net of the interest expense paid on client cash balances. The net interest from these balances declined $10 million, or 47%, from the prior year as interest rates fell to record low levels. In addition, average client margin balances have declined $437 million since the prior year.

While net revenues declined 20% from the prior year, pre-tax earnings declined 48%, with non-interest expenses declining only 18%. These expenses are related to RJ&A’s growth, including elevated payout levels and front money associated with recruiting new Financial Advisors, as well as increased occupancy costs for new branches opened over the past year.

Capital Markets

The Capital Markets segment includes institutional sales and trading in the United States, Canada, and Europe; management of and participation in underwritings; financial advisory services, including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions. The Company provides securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions accounted for 73% of the segment’s revenues and are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which the Company is involved. This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, clients of the Company or other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Capital Markets pre-tax results decreased 26% from the prior year. Trading results experienced an overall $11.5 million gain, flat with the prior year quarter, fixed income commissions increased 35% (more than offsetting the 8% decline in equity commissions) due to market conditions, and investment banking revenues were 43% below the prior year. Of the segment’s trading profits, $14 million (greater than 100%) were generated by fixed income, as the bond market continued to be volatile and active. The fixed income markets’ volatility has generated activity as clients are attracted to the possibility of better yields and others are selling holdings to obtain liquidity. There were an increased number of investment banking deals, with 32 domestic and six Canadian underwritings in the quarter. These deals were considerably smaller than the deals in the prior year quarter and included fewer lead managed deals than in the prior year. An improvement in the overall equity markets will be necessary to realize a significant and sustainable increase in underwritings and the related commissions and fees. The segment results also included lower mergers and acquisition fees compared to the prior year’s quarter.

	Three Months Ended
	June 30,	June 30,
	2009	2008
Number of managed/co-managed public equity offerings:
United States	32	18
Canada	6	7

	Three Months Ended
	June 30,	June 30,	% Change
	2009	2008
	(in 000’s)
Institutional Commissions:
Equity	$ 53,132	$ 57,656	(8%)
Fixed Income	47,994	35,558	35%
Total	$ 101,126	$ 93,214	8%

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

The following table presents the assets under management as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2009	2009	2008	2008
Assets Under Management (in 000's):

Eagle Asset Management, Inc. (including Eagle Boston)	$ 12,015,261	$ 10,513,237	$ 11,467,978	$ 15,140,584
Eagle Family of Mutual Funds (formerly Heritage)	5,975,256	6,551,624	6,568,296	6,155,156
Raymond James Consulting Services	7,018,689	6,193,784	6,600,908	8,746,216
Unified Managed Accounts	111,855	24,973	-	-
Freedom Accounts & Russell Model Strategies	6,249,803	5,337,571	6,091,529	8,601,293
Total Assets Under Management	$ 31,370,864	$ 28,621,189	$ 30,728,711	$ 38,643,249

Less: Assets Managed for Affiliated Entities	(2,771,110)	(2,488,202)	(2,385,412)	(2,670,040)

Total Third Party Assets
Under Management	$ 28,599,754	$ 26,132,987	$ 28,343,299	$ 35,973,209

Non-Managed Fee Based Assets:

Passport	$ 17,024,582	$ 14,618,044	$ 15,180,929	$ 19,390,165
Ambassador	5,687,128	4,150,720	3,931,839	4,008,411
Other Non – Managed Fee Based Assets	1,221,619	1,024,314	1,074,730	1,425,393
Total	$ 23,933,329	$ 19,793,078	$ 20,187,498	$ 24,823,969

The Asset Management segment’s revenues declined 40% as financial assets under management declined 20% from the previous year. The asset decline is primarily due to the decline in market values of the equity portfolios. The percentage decrease in fees far exceeds that of the decrease in assets under management for three reasons. First, the profits from managing the $6 billion of money market funds have been dramatically reduced as Eagle is waiving a significant portion of its management fee due to the low gross yields on money market instruments. Secondly, a large portion of the assets are billed at the beginning of the period, in this case as of the end of March, and those asset balances are 26% lower than in the prior year. Third, there was a shift by clients to more fixed income assets, which carry a lower management fee.

Raymond James Bank

RJ Bank is a federally chartered savings bank, regulated by the Office of Thrift Supervision (“OTS”), which provides residential, consumer, and corporate loans, as well as FDIC-insured deposit accounts, to clients of the Company's broker-dealer subsidiaries and to the general public. RJ Bank also purchases residential whole loan pools to hold for investment, and participates with other banks in corporate loan syndications. RJ Bank generates revenue principally through the interest income earned on the loans noted above and other investments, offset by the interest expense it incurs on client deposits and borrowings. RJ Bank’s objective is to maintain a substantially duration-matched portfolio of assets and liabilities.

Gross revenues declined 16% while net revenues increased 24% over the same quarter in the prior year. RJ Bank had pre-tax income of $27.4 million for the quarter ended June 30, 2009 compared to pre-tax income of $38 million in the same quarter of the prior year. Due to lower overall market interest rates, loan interest and fee revenues decreased 12%, or $10.2 million, despite average loan balances increasing 16% to $7.5 billion from $6.5 billion. Average interest-bearing liabilities increased 4% to $8.1 billion from $7.8 billion, while interest expense declined $30.2 million due to the average cost of funds decreasing to 0.2% from 1.7%. The decline in gross interest revenue and expense was a result of the significant decrease in short-term market interest rates. Interest spreads remained relatively high at 3.46% for the quarter ended June 30, 2009. As a result, net interest earnings were 18% higher than in the previous year.

It is expected that loan balances will remain flat or continue to decline for at least the next several quarters in order to enable RJ Bank to build its capital level and related ratios. Interest rate spreads are also expected to gradually decline, as they did in the June 30, 2009 quarter as compared to the immediately preceding quarter.

The percentage of Allowance for Loan Losses (“ALL”) to total loans increased to 1.90% at June 30, 2009 from 1.23% at September 30, 2008. Loan loss provision expense for the quarter of $29.8 million was 141% higher as compared to $12.4 million for the same quarter in the prior year, but decreased 60% from the $75 million loan loss provision reported in the immediately preceding quarter. That $75 million provision reflected a charge off of $27 million related to a single corporate loan to a commercial mortgage REIT and unprecedented decline in commercial real estate values during the quarter. This current quarter provision as compared to the prior year included increased loan loss reserves and charge-offs due to the continued deterioration of the credit markets, declines in commercial real estate values and an increase in the projected loss experience on residential mortgage loans. Net charge-offs increased $29.1 million to $34.1 million as compared to the same quarter in the previous year. This change is due to a charge-off associated with the sale of RJ Bank’s largest nonperforming loan during the quarter. Nonperforming loans increased $92.2 million to $150.4 million at June 30, 2009 from the previous fiscal year-end, but this represents only a $7.8 million increase from the immediately preceding quarter.

Loan loss provision expense is generally expected to trend in direct proportion to the health of the general economy, which impacts borrowers’ ability to repay loans. However, in the event that one or more of RJBank's large borrowers encounter specific business issues or if the general economy further deteriorates, there could be a significant negative impact on RJBank’s loan loss provision in one or more future quarters.

RJ Bank’s unrealized pre-tax loss on the available for sale securities portfolio decreased $27.3 million from the March 2009 quarter end to $119.5 million as of the June quarter end. This reduction is attributable to improved market conditions during the current quarter. RJ Bank recorded an additional $1.5 million in other-than-temporary impairment during the quarter primarily as a result of the deterioration in credit of one security in the available for sale portfolio that was not previously considered OTTI in the preceding quarter.

Other expenses increased by $7.6 million during the current quarter to $16.5 million from $8.9 million during the same quarter in the prior year. This increase was primarily driven by the $4.0 million accrual of a special industry-wide FDIC assessment to be paid in September, increased FDIC premiums resulting from higher assessment rates issued in April 2009, and $1.4 million due to additional write-downs on other real estate owned.

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Three Months Ended
	June 30,	June 30,
	2009	2008
	(in 000’s)

Net Loan Charge-offs:
Corporate Loans	$ 27,166	$ 3,492
Residential/Consumer Loans	6,939	1,511

Total	$ 34,105	$ 5,003

	June 30,	September 30,
	2009	2008
	(in 000’s)
Allowance for Loan Loss:
Corporate Loans	$ 109,752	$ 79,404
Residential/Consumer Loans	27,276	8,751

Total	$ 137,028	$ 88,155

Nonperforming Loans:
Corporate Loans	$ 90,473	$ 37,462
Residential/Consumer Loans	59,923	20,702

Total	$ 150,396	$ 58,164

Total Loans (1):
Corporate and Commercial Real Estate Loans	$ 4,584,317	$ 4,563,065
Residential/Consumer Loans	2,628,283	2,620,317

Total	$ 7,212,600	$ 7,183,382

(1) Net of unearned income and deferred expenses.

The following table presents average balance data and interest income and expense data for RJ Bank, as well as the related interest yields/costs, rates and interest spread for the periods indicated. The respective average rates are presented on an annualized basis.

	Three Months Ended

	June 30, 2009			June 30, 2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned Income (1)
Commercial Loans	$ 902,247	$ 8,321	3.69%	$ 748,941	$ 9,672	5.17%
Real Estate Construction Loans	386,503	2,576	2.67%	272,209	3,287	4.83%
Commercial Real Estate Loans	3,523,519	27,857	3.16%	3,098,327	37,854	4.89%
Residential Mortgage Loans	2,697,915	34,374	5.10%	2,370,649	32,397	5.47%
Consumer Loans	16,823	58	1.38%	13,275	132	3.98%
	7,527,007	73,186	3.89%	$ 6,503,401	83,342	5.13%
Reverse Repurchase
Agreements	511,978	229	0.18%	914,945	4,891	2.14%
Agency Mortgage backed
Securities	299,275	698	0.93%	264,947	1,994	3.01%
Non-agency Collateralized
Mortgage Obligations	232,758	4,983	8.56%	378,353	6,049	6.40%
Money Market Funds, Cash and
Cash Equivalents	73,311	36	0.20%	209,122	1,206	2.31%
FHLB Stock and Other	54,523	60	0.44%	15,393	210	5.46%
Total Interest-Earning
Banking Assets	$ 8,698,852	$ 79,192	3.64%	$ 8,286,161	$ 97,692	4.72%
Non-Interest-Earning Banking Assets
and Allowance for Loan Loss	68,120			30,375

Total Banking Assets	$ 8,766,972			$ 8,316,536

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 203,477	$ 1,951	3.84%	$ 235,647	$ 2,570	4.36%
Money Market, Savings,
and NOW Accounts (2)	7,838,070	975	0.05%	7,484,016	30,348	1.62%
FHLB Advances and Other	51,561	658	5.10%	76,454	852	4.46%

Total Interest-Bearing
Banking Liabilities	$ 8,093,108	$ 3,584	0.18%	$ 7,796,117	$ 33,770	1.73%

Non-Interest-Bearing
Banking Liabilities	26,048			13,898

Total Banking
Liabilities	8,119,156			7,810,015
Total Banking
Shareholder's	647,816			506,521
Equity

Total Banking
Liabilities and
Shareholder's
Equity	$ 8,766,972			$ 8,316,536

	Three Months Ended

	June 30, 2009			June 30, 2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Operating Interest Income	$ 605,744	$ 75,608		$ 490,044	$ 63,922

Bank Net Interest (3):
Spread			3.46%			2.99%
Margin (Net Yield on
Interest- Earning
Bank Assets)			3.48%			3.09%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			107.48%			106.29%
Return On Average:
Total Banking Assets			0.80%			1.16%
Total Banking
Shareholder's Equity			10.87%			18.98%
Average Equity to
Average Total
Banking Assets			7.39%			6.09%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended June 30, 2009 and 2008 was $5.0 million and $3.5 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)	The increase in interest spreads is due to a rapid decline in short-term interest rates, which led to a significant decline in RJ Bank’s cost of funds.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on RJ Bank's interest-earning assets and the interest incurred on its interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year's volume. Changes applicable to both volume and rate have been allocated proportionately.

	Three Months Ended June 30,
	2009 Compared to 2008
	Increase (Decrease) Due To
	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income
Commercial Loans	$ 1,980	$ (3,331)	$ (1,351)
Real Estate Construction Loans	1,380	(2,091)	(711)
Commercial Real Estate Loans	5,195	(15,192)	(9,997)
Residential Mortgage Loans	4,472	(2,495)	1,977
Consumer Loans	35	(109)	(74)
Reverse Repurchase Agreements	(2,154)	(2,508)	(4,662)
Agency Mortgage Backed Securities	258	(1,554)	(1,296)
Non-agency Collateralized Mortgage Obligations	(2,328)	1,262	(1,066)
Money Market Funds, Cash and Cash Equivalents	(783)	(387)	(1,170)
FHLB Stock and Other	534	(684)	(150)

Total Interest-Earning Banking Assets	$ 8,589	$ (27,089)	$ (18,500)

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ (351)	$ (268)	$ (619)
Money Market, Savings and
NOW Accounts	1,436	(30,809)	(29,373)
FHLB Advances and Other	(277)	83	(194)

Total Interest-Bearing Banking Liabilities	$ 808	$ (30,994)	$ (30,186)

Change in Net Interest Income	$ 7,781	$ 3,905	$ 11,686

Emerging Markets

The Emerging Markets segment includes the Company’s joint ventures in Latin America and Turkey. The Company’s joint venture in Turkey has ceased actively conducting business and has filed for bankruptcy. This accounts for $5 million of the decline in commissions within this segment. The remaining decline was due to the global market conditions resulting in declines in commission, investment advisory and investment banking revenues in Latin America.

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

Stock Loan revenues declined 65%, with net revenues declining 33%. Both gross interest revenue and expense declined due to lower rates and average balances; matched book balances are down over 40% from the prior year. The average interest rate spread declined 43 basis points (56%). The segment’s pre-tax income is down 53% from the same quarter in the prior year.

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

Proprietary Capital results include a write-up on a Raymond James Capital investment and write-downs on several private equity partnerships owned by RJF.

Other

This segment includes various corporate activities of Raymond James Financial, Inc., including certain compensation accruals, interest on corporate cash and corporate expenses. Revenues in the segment declined due to lower interest earnings.  Expenses are lower then in the prior year due to lower incentive compensation accruals. As a result, pre-tax earnings were positively impacted.

Results of Operations – Nine months ended June 30, 2009 Compared with the Nine months ended June 30, 2008

Except as discussed below, the underlying reasons for the variances to the prior year period are substantially the same as the comparative quarterly discussion above and the statements contained in such foregoing discussion also apply for the nine month comparison.

Total Company

Total Company net revenues decreased 11% to $1.9 billion from $2.1 billion in the prior year. Revenues declined in every line item except Net Trading Profits. Net interest earnings increased $68 million, or 29%, but this was not enough to offset the other revenue declines, resulting in net income declining 41% from the prior year. The prior year results included stronger commission and asset management revenues, a much more active investment banking environment, including record merger and acquisition fees, and lower provisions for loan loss expense at RJ Bank. Diluted net income was $0.93 per share, down 40% from the prior year’s $1.56 per share.

The following table presents the gross revenues and pre-tax income of the Company on a segment basis for the periods indicated:

	Nine Months Ended
	June 30,	June 30,	Percentage
	2009	2008	Change
	(in 000’s)
Total Company
Revenues	$ 1,924,496	$ 2,445,073	(21%)
Pre-tax Income	186,891	303,693	(38%)

Private Client Group
Revenues	$ 1,136,305	$ 1,525,135	(25%)
Pre-tax Income	62,587	144,227	(57%)

Capital Markets
Revenues	391,243	386,146	1%
Pre-tax Income	50,495	36,381	39%

Asset Management
Revenues	132,870	184,702	(28%)
Pre-tax Income	20,669	47,552	(57%)

Raymond James Bank
Revenues	273,322	303,945	(10%)
Pre-tax Income	69,616	78,622	(11%)

Emerging Markets
Revenues	10,628	33,270	(68%)
Pre-tax Loss	(4,065)	(1,720)	(136%)

Stock Loan/Borrow
Revenues	8,258	29,015	(72%)
Pre-tax Income	2,955	4,827	(39%)

Proprietary Capital
Revenues	9,780	18,560	(47%)
Pre-tax (Loss) Income	(1,354)	4,578	(130%)

Other
Revenues	4,587	19,378	(76%)
Pre-tax Loss	(14,012)	(10,774)	(30%)

Intersegment Eliminations
Revenues	(42,497)	(55,078)	23%
Pre-tax Income	-	-	-

Net Interest Analysis

The following table presents average balance data and interest income and expense data for the Company, as well as the related net interest income. The respective average rates are presented on an annualized basis.

	Nine Months Ended

	June 30, 2009			June 30, 2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$ 1,172,343	$ 27,607	3.14%	$1,536,090	$ 65,616	5.70%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	4,805,842	13,873	0.38%	4,575,946	106,625	3.11%
Bank Loans, Net of Unearned
Income	7,645,288	253,854	4.43%	5,864,154	256,957	5.84%
Available for Sale Securities	515,817	19,259	4.98%	609,591	24,093	5.27%
Trading Instruments		10,387			25,987
Stock Borrow		8,250			29,015
Interest-Earning Assets
of Variable Interest Entities		78			530
Other		16,414			52,376

Total Interest Income		$ 349,722			$ 561,199

Interest-Bearing Liabilities:
Brokerage Client Liabilities	$ 5,753,221	$ 9,988	0.23%	$5,462,695	$ 116,999	2.86%
Retail Bank Accounts	8,538,100	21,014	0.33%	6,802,989	150,925	2.96%
Stock Loan		3,347			21,988
Interest-Bearing Liabilities of
Variable Interest Entities		3,608			4,187
Borrowed Funds and Other		8,131			31,436

Total Interest Expense		46,088			325,535

Net Interest Income		$ 303,634			$ 235,664

Net interest at RJ Bank increased $106.9 million, or 73% versus the prior year and represented 84% of the Company’s net interest earnings. Net interest within the broker-dealer declined due to the compression of interest spreads caused by the decline in interest rates during the nine months ended June 30, 2009.

Capital Markets

	Nine Months Ended
	June 30,	June 30,
	2009	2008
Number of managed/co-managed public equity offerings:
United States	45	47
Canada	10	20

	Nine Months Ended
	June 30,	June 30,	% Change
	2009	2008
	(in 000’s)
Institutional Commissions:
Equity	$ 145,172	$ 173,097	(16%)
Fixed Income	136,725	85,142	61%
Total	$ 281,897	$ 258,239	9%

Raymond James Bank

Gross revenues decreased 10%, net revenues increased 70%, and pre-tax income of $69.6 million decreased 11% in the current nine month period compared to the same prior year period. Pre-tax income was severely impacted by $130 million in loan loss provision for the nine months ended June 30, 2009, which included a $75 million loan loss provision in the second quarter of the current year due to increased levels of nonperforming loans. Net interest income at RJ Bank increased 73% over the prior year due to the growth in loan balances and relatively high net interest spreads.

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Nine Months Ended
	June 30,	June 30,
	2009	2008
	(in 000’s)

Net Loan Charge-offs:
Corporate Loans	$ 64,459	$ 3,864
Residential/Consumer Loans	16,307	1,875

Total	$ 80,766	$ 5,739

The following table presents average balance data and interest income and expense data for the Company's banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated. The respective average rates are presented on an annualized basis.

	Nine Months Ended

	June 30, 2009			June 30, 2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned Income (1)
Commercial Loans	$ 764,427	$ 26,115	4.56%	$ 631,428	$ 29,000	6.12%
Real Estate Construction Loans	373,798	9,321	3.32%	216,078	9,375	5.78%
Commercial Real Estate Loans	3,712,621	108,237	3.89%	2,801,174	126,687	6.03%
Residential Mortgage Loans	2,777,190	109,897	5.28%	2,207,718	91,612	5.53%
Consumer Loans	17,252	284	2.19%	7,756	283	4.87%
	$ 7,645,288	$ 253,854	4.43%	$ 5,864,154	$ 256,957	5.84%
Reverse Repurchase
Agreements	585,220	1,134	0.26%	754,179	18,142	3.21%
Agency Mortgage backed
Securities	270,588	3,222	1.59%	216,191	6,397	3.95%
Non-agency Collateralized
Mortgage Obligations	245,229	16,037	8.72%	393,400	17,696	6.00%
Money Market Funds, Cash and
Cash Equivalents	376,099	2,639	0.94%	164,899	3,933	3.19%
FHLB Stock and Other	43,362	199	0.61%	11,170	475	5.67%
Total Interest-Earning
Banking Assets	$ 9,165,786	$ 277,085	4.03%	$ 7,403,993	$ 303,600	5.47%
Non-Interest-Earning Banking Assets
and Allowance for Loan Loss	71,192			23,558

Total Banking Assets	$ 9,236,978			$ 7,427,551

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 217,826	$ 6,475	3.96%	$ 242,191	$ 8,233	4.53%
Money Market, Savings,
and NOW Accounts (2)	8,320,274	14,539	0.23%	6,560,798	142,692	2.90%
FHLB Advances and Other	54,265	2,013	4.95%	158,432	5,566	4.68%

Total Interest-Bearing
Banking Liabilities	$ 8,592,365	$ 23,027	0.36%	$ 6,961,421	$ 156,491	3.00%

Non-Interest-Bearing
Banking Liabilities	24,461			19,645

Total Banking
Liabilities	8,616,826			6,981,066
Total Banking
Shareholder's
Equity	620,152			446,485

Total Banking
Liabilities and
Shareholder's
Equity	$ 9,236,978			$ 7,427,551

	Nine Months Ended

	June 30, 2009			June 30, 2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Interest Income	$ 573,421	$ 254,058		$ 442,572	$ 147,109

Bank Net Interest (3):
Spread			3.67%			2.47%
Margin (Net Yield on
Interest- Earning
Bank Assets)			3.70%			2.65%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			106.67%			106.36%
Return On Average:
Total Banking Assets			0.64%			0.88%
Total Banking
Shareholder's Equity			9.54%			14.70%
Average Equity to
Average Total
Banking Assets			6.71%			6.01%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the nine months ended June 30, 2009 and 2008 was $16.2 million and $10.1 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)	The increase in interest spreads is due to a rapid decline in short-term interest rates, which led to a decline in RJ Bank’s cost of funds.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on RJ Bank's interest-earning assets and the interest incurred on its interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year's volume. Changes applicable to both volume and rate have been allocated proportionately.

	Nine Months Ended June 30,
	2009 Compared to 2008
	Increase (Decrease) Due To
	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income
Commercial Loans	$ 6,108	$ (8,993)	$ (2,885)
Real Estate Construction Loans	6,842	(6,896)	(54)
Commercial Real Estate Loans	41,221	(59,671)	(18,450)
Residential Mortgage Loans	23,631	(5,346)	18,285
Consumer Loans	347	(346)	1
Reverse Repurchase Agreements	(4,064)	(12,944)	(17,008)
Agency Mortgage Backed Securities	1,610	(4,785)	(3,175)
Non-agency Collateralized Mortgage Obligations	(6,665)	5,006	(1,659)
Money Market Funds, Cash and Cash Equivalents	5,037	(6,331)	(1,294)
FHLB Stock and Other Investments	1,369	(1,645)	(276)

Total Interest-Earning Banking Assets	$ 75,436	$ (101,951)	$ (26,515)

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ (828)	$ (930)	$ (1,758)
Money Market, Savings and
NOW Accounts	38,267	(166,420)	(128,153)
FHLB Advances	(3,660)	107	(3,553)

Total Interest-Bearing Banking Liabilities	33,779	$ (167,243)	$ (133,464)

Change in Net Interest Income	$ 41,657	$ 65,292	$ 106,949

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

Cash provided by operating activities during the nine months ended June 30, 2009 was approximately $438.3 million, which was primarily attributable to the decrease in brokerage client receivables, the increase in brokerage client deposits (directly correlated to the increase in segregated assets), the decrease in stock-borrowed receivables, and the decrease in receivables from broker-dealers and clearing organizations. This was partially offset by the increase in segregated assets, the decrease in stock-loaned payables, the decrease in payables to broker-dealers and clearing organizations, and the decrease in accrued compensation payables.

Cash provided by investing activities was $153.7 million, which was primarily attributable to loan repayments to RJ Bank, maturations and repayments of available for sale securities at RJ Bank, and the decrease in securities purchased under agreements to resell at RJ Bank. This was partially offset by loan originations and purchases of available for sale securities at RJ Bank.

Financing activities used $3.2 billion, which was predominantly the result of repayments on borrowed funds, including the $1.9 billion overnight borrowing to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at September 30, 2008, and the decrease in deposits at RJ Bank.

The Company believes its existing assets, most of which are liquid in nature, together with funds generated from operations, committed and uncommitted credit facilities and potential external financing, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

In addition to the liquidity provided through the Company’s business operations, the Company has various potential sources of capital.

Liquidity Available from Subsidiaries

The Company’s two principal domestic broker-dealer subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At June 30, 2009, both of these brokerage subsidiaries far exceeded their minimum net capital requirements. At that date, these subsidiaries had excess net capital of $288.7 million, of which approximately $150 to $200 million is available for dividend payments (subject to cash availability, credit agreement restrictions, and possibly to regulatory approval) while still maintaining a capital level well above regulatory “early warning” guidelines.

Subject to notification and in some cases approval by the Office of Thrift Supervision (“OTS”), RJ Bank may pay dividends to the parent company as long as RJ Bank maintains its “well capitalized” status under bank regulatory capital guidelines.

Liquidity available to the Company from its subsidiaries, other than its broker-dealer subsidiaries and RJ Bank, is not limited by regulatory requirements.

Borrowings and Financing Arrangements

The following table presents the Company’s domestic financing arrangements as of June 30, 2009:

	Committed	Committed	Uncommitted	Uncommitted	Total Financing
	Unsecured	Collateralized	Collateralized	Unsecured	Arrangements
	(in 000’s)

RJ&A (with third party lenders)	$ -	$ 175,000	$ 235,100	$ 150,000	$ 560,100
RJ&A (with related parties)	-	-	120,000	-	120,000
RJF	100,000	-	-	-	100,000

Total Company	$ 100,000	$ 175,000	$ 355,100	$ 150,000	$ 780,100

At June 30, 2009, the Company maintained three 364-day committed and several uncommitted financing arrangements denominated in U.S. dollars totaling $780.1 million and one uncommitted line of credit denominated in Canadian dollars (“CDN”) in the amount of CDN $20 million. Lenders are under no obligation to lend to the Company under uncommitted credit facilities.  Committed facilities include a $100 million unsecured revolving credit agreement in the name of RJF, which closed in February 2009. This credit agreement was amended in June 2009 to eliminate the requirement of approval to participate in the U.S. Treasury’s TARP Capital Purchase Program (“CPP”) as a condition to borrowing under the agreement. The Company withdrew its November 2008 application to participate in the CPP program in May 2009. Committed credit facilities provided by commercial banks to RJ&A include a $75 million bilateral repurchase agreement which closed in April 2009 and a $100 million tri-party repurchase agreement. These facilities are subject to 0.12% and 0.125% commitment fees, respectively, and the required market value of the collateral ranges from 102% to 125%.

Additionally, RJ&A maintains $235.1 million in uncommitted secured facilities provided by commercial banks. At June 30, 2009, RJ&A also maintained two $60 million uncommitted tri-party repurchase facilities with RJFS and with RJ Bank. Unsecured, uncommitted loan facilities available to RJ&A totaled $150 million.

At June 30, 2009, there were collateralized financings outstanding in the amount of $84.1 million. Consolidated repurchase agreement financings are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statement of Financial Condition. Such financings are collateralized by non-customer, RJ&A-owned securities.

The interest rates for all of the Company’s financing facilities are variable and are based on the Fed Funds rate, LIBOR, credit default swaps rate, or Canadian prime rate as applicable. Unlike committed credit facilities, uncommitted lenders are not subject to any formula determining the interest rates they may charge on a loan. For the three months ended June 30, 2009, interest rates on the financing facilities ranged from (on a 360 days per year basis) 0.64% to 2.69%. For the three months ended June 30, 2008, those interest rates ranged from 2.00% to 4.38%.

In addition, the Company’s joint ventures in Turkey and Argentina have multiple settlement lines of credit. At June 30, 2009, there was an outstanding balance of $0.5 million on the settlement line in Argentina. There was no outstanding balance on the settlement line in Turkey.  The Company has guaranteed the settlement line of credit in Argentina for $9 million. The Company did not renew its guarantee of the settlement line of credit in Turkey. An unsecured settlement line of credit is available to the Argentina venture in the amount of $4.4 million, and at June 30, 2009, there was no outstanding balance on this line. The interest rates for these lines of credit ranged from 4% to 18%. On December 5, 2008, the Company’s Turkish joint venture ceased operations. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for more information.

RJ Bank had $50 million in FHLB advances outstanding at June 30, 2009, comprised of several long-term, fixed rate advances. RJ Bank had $1.2 billion in immediate credit available from the FHLB on June 30, 2009 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB. See Note 9 of the Notes to Condensed Consolidated Financial Statements for more information. At June 30, 2009, all of the FHLB advances outstanding were secured by a blanket lien on RJ Bank’s residential loan portfolio and FHLB stock.

At June 30, 2009, the Company had loans payable of $110.3 million. The balance at June 30, 2009 is comprised of a $59.8 million mortgage loan for its home-office complex, $50 million in FHLB advances (RJ Bank), and $0.5 million outstanding on an unsecured settlement line of credit in Argentina.

Other Sources of Liquidity; Availability of Capital for RJ Bank

The Company owns a significant number of life insurance policies utilized to fund certain non-qualified deferred compensation plans. The Company is able to borrow up to 90% of the cash surrender value of these policies. To further solidify its cash position, the Company borrowed the full 90%, or $38 million, against these policies in December 2008, of which $20 million was repaid on July 31, 2009. There is no specified maturity for this loan.

The Company’s ability to provide additional capital to RJ Bank is limited by its own available liquidity. At June 30, 2009, the Company’s available liquidity from which to provide capital to RJ Bank was $120 million, consisting predominantly of the excess capital at the Company’s broker-dealer subsidiary, RJ&A, that was available from time to time for dividends to the parent company.

On May 29, 2009, the Company filed a “universal” shelf registration statement with the SEC to to be in a position to access the capital markets if and when opportune.

If the Company were unable to obtain external financing, it may be necessary to reduce cash contributions to its subsidiaries, extract capital from its subsidiaries to the extent permitted while maintaining compliance with regulatory requirements and loan covenants, or reduce investments in private equity and venture capital endeavors. Those courses of action could result in foregoing opportunities to recruit additional Financial Advisors or acquire new business operations, reducing inventory levels of carried securities or scaling back of current business operations. A consequence of any of those courses of action would likely be a negative impact on near term earnings.

See Contractual Obligations, Commitments and Contingencies section below for information regarding the Company’s commitments.

Statement of Financial Condition Analysis

The Company’s statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The items represented in the statement of financial condition are primarily liquid in nature, providing the Company with flexibility in financing its business. Total assets of $17.8 billion at June 30, 2009 were down approximately 5% from September 30, 2008 (excluding the cash received in the prior year from the $1.9 billion overnight borrowing at RJ Bank). Most of this modest decrease is due to the decrease in securities purchased under agreements to resell and changes in broker-dealers’ gross assets and liabilities, including receivables from brokerage clients, trading inventory, stock loan/borrow, receivables and payables from/to broker-dealers and clearing organizations, which fluctuate with the Company's business levels and overall market conditions.

As of June 30, 2009, the Company's liabilities are comprised primarily of brokerage client payables of $6.5 billion at the broker-dealer subsidiaries and deposits of $7.6 billion at RJ Bank, as well as deposits held on stock loan transactions of $578 million. The Company primarily acts as an intermediary in stock loan/borrow transactions. As a result, the liability associated with the stock loan transactions is related to the $559 million receivable comprised of the Company's cash deposits for stock borrowed transactions. To meet its obligations to clients, the Company has approximately $5.7 billion in cash and segregated assets. The Company also has client brokerage receivables of $1.4 billion and $7.1 billion in loans, net at RJ Bank.

Contractual Obligations, Commitments and Contingencies

The Company has contractual obligations of approximately $2.7 billion, with $2.2 billion coming due in the next twelve months related to its short- and long-term debt, non-cancelable lease agreements, partnership investments, unfunded commitments to extend credit, unsettled loan purchases, underwriting commitments, loans and transition assistance commitments to financial advisors and a stadium naming rights agreement.  Included in the obligations due within the next twelve months are $1.9 billion in commitments related to RJ Bank’s letters of credit and lines of credit. Commitments related to letters of credit and lines of credit may expire without being funded in whole or part; therefore these amounts are not estimates of future cash flows (see Notes 12 and 16 of the Notes to the Condensed Consolidated Financial Statements for further information on the Company’s commitments).

The Company’s Board of Directors approved up to $200 million in short-term or mezzanine financing investments, primarily related to investment banking transactions. As of June 30, 2009, the Company did not have any such investments. The Board of Directors has approved the use of up to $75 million for investment in proprietary merchant banking opportunities. As of June 30, 2009, the Company has invested $33.5 million. The use of this capital is subject to availability of funds.

The Company is authorized by the Board of Directors to repurchase its common stock for general corporate purposes. There is no formal stock repurchase plan at this time. In May 2004, the Board authorized the repurchase of up to $75 million of shares. During March 2008, the Company exhausted this authorization. On March 11, 2008, the Board of Directors authorized an additional $75 million for repurchases at the discretion of the Board’s Share Repurchase Committee. As of June 30, 2009, the unused portion of this authorization was $65.5 million.

RJ Bank provides to its affiliate, RJCS, on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJCS. At June 30, 2009 and September 30, 2008, the current exposure under these guarantees was $11.4 million and $2.5 million, respectively, which was underwritten as part of RJ Bank’s larger corporate credit relationships. The estimated total potential exposure under these guarantees is $14.6 million at June 30, 2009.

RJ Bank has outstanding at any time a significant number of commitments to extend credit, and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. Because many loan commitments expire without being funded in whole or part, the contract amounts are not estimates of the Company’s future liquidity requirements. Based on the underlying terms and conditions of these loans, management believes it is highly unlikely that a material percentage of these commitments would be drawn. Many of these loan commitments have fixed expiration dates or other termination clauses and, historically, a large percentage of the letters of credit expire without being funded.

As of June 30, 2009, RJ Bank had entered into two short-term reverse repurchase agreements totaling $340 million with one counterparty. Although RJ Bank is exposed to risk that this counterparty may not fulfill its contractual obligations, the Company believes the risk of loss is minimal due to the U.S. Treasury or U.S. agency securities received as collateral, the creditworthiness of this counterparty (which is closely monitored) and the short duration of these agreements.

The FDIC announced in February 2009 that it was imposing a special assessment on insured financial institutions in order to ensure the continued strength of its insurance fund. The amount to be assessed was finalized in April 2009 to represent five basis points of a financial institution’s total assets less Tier 1 capital at June 30, 2009, which is capped at 10 basis points of domestic deposits as of the same accounting period. This special assessment of $4.0 million has been expensed as of June 30, 2009 and is payable to the FDIC on September 30, 2009.

The Company has also committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits (“project partnerships”). These investments in project partnerships are then sold to various tax credit funds, which have third party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings. During the first quarter of fiscal year 2009, a subsidiary of the Company purchased 58 units in one of RJTCF’s current fund offerings (“Fund 34”) for a capital contribution of up to $58 million. During the second quarter of fiscal year 2009, the Company sold five units of Fund 34 to an unrelated third party for approximately $5 million and thus as of June 30, 2009 the Company holds 53 units of Fund 34. At June 30, 2009, $51.9 million of capital had been contributed by the subsidiary to Fund 34 in addition to an advance of $5.8 million made by RJTCF to Fund 34 as of June 30, 2009 (refer to the discussion of short-term advances RJTCF may provide to project partnerships on behalf of tax credit funds discussed below). The subsidiary expects to resell its interests in Fund 34 to other investors; however, the holding period of this interest could be much longer than 90 days. In addition to the 58 unit interest in Fund 34 initially purchased, RJTCF provided certain specific performance guarantees to the third-party investors of Fund 34. The Company had guaranteed a $58 million capital contribution obligation as well as the specified performance guarantees provided by RJTCF to Fund 34’s third-party investors. The unfunded capital contribution obligation to Fund 34 is $300,000 as of June 30, 2009. Additionally, RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At June 30, 2009, cash funded to invest in either loans or investments in project partnerships (excluding the capital invested in 53 units of Fund 34  mentioned previously) was $14.9 million. In addition, at June 30, 2009, RJTCF is committed to additional future fundings (excluding the unit purchase mentioned previously) of $300,000 related to project partnerships that have not yet been sold to various tax credit funds. The Company and RJTCF also issue certain guarantees to various third parties related to project partnerships, interests in which have been or are expected to be sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $12.5 million as of June 30, 2009. Through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., certain construction loans or loans of longer duration (“permanent loans”) may be made directly to certain project partnerships. As of June 30, 2009, seven such construction loans are outstanding with an unfunded balance of $2.3 million available for future draws on such loans. Similarly, five permanent loan commitments are outstanding as of June 30, 2009. Each of these commitments will only be funded if certain conditions are achieved by the project partnership and in the event such conditions are not met, generally expire two years after their issuance. The total amount of such unfunded permanent loan commitments as of June 30, 2009 is $5.9 million.

The Company is the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental”). The Company's ability to realize its expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, the Company would suffer a loss of some or all of its investment. The value of the Company’s leveraged lease with Continental was approximately $8.2 million as of June 30, 2009. The Company's equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014. Although Continental remains current on its lease payments to the Company, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of the Company's investment and the acceleration of certain income tax payments. The Company continues to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

The Company utilizes client marginable securities to satisfy deposits with clearing organizations. At June 30, 2009, the Company had client margin securities valued at $161.4 million pledged with a clearing organization to meet the point in time requirement of $74 million. At September 30, 2008, the Company had client margin securities valued at $210 million pledged with a clearing organization to meet the point in time requirement of $139.9 million.

The Company offers loans and transition assistance to its Financial Advisors mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including but not limited to the Financial Advisor joining the Company and meeting certain production requirements. In certain circumstances, the Company may make commitments prior to funding them. As of June 30, 2009, the Company estimates that it had made commitments of $33.5 million in loans and transition assistance that have not yet been funded.

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

The Company is a party to two agreements with Raymond James Trust, National Association (“RJT”). The Office of the Controller of the Currency (“OCC”) is also a party to one of those agreements. The two agreements were a condition to OCC’s approval of RJT’s conversion in January 2008 from a state to a federally chartered institution. Under those agreements, the Company is obligated to provide RJT with sufficient capital in a form acceptable to the OCC to meet and maintain the capital and liquidity requirements commensurate with RJT’s risk profile for its conversion and any subsequent requirements of the OCC. The conversion expands RJT’s market nationwide, while substituting federal for multiple state regulatory oversight. RJT’s federal charter limits it to fiduciary activities. Thus, capital requirements are not expected to be significant.

On July 6, 2009, the Company entered into a Deposit Services Agreement with Promontory Interfinancial Network, LLC. (“Promontory”). This agreement obligates the Company to begin utilizing this FDIC-insured cash sweep program for its clients no later than October 1, 2009. As part of this arrangement, the Company and Promontory have also entered into a tri-party agreement with a third party financial institution, which requires a specified amount of client deposits to be directed to this institution for a period of up to four years.

See Note 12 of the Notes to the Consolidated Financial Statements for further information on the Company's commitments and contingencies.

RJ&A and RJFS have been subject to ongoing investigations in connection with their sale of auction rate securities. Auction rate securities (“ARS”) are long-term debt and equity instruments whose interest/dividend rates are reset by periodic (typically weekly or monthly) auctions. The auctions also provided liquidity to ARS holders. Those auctions began failing in February 2008, resulting in holders being unable to liquidate investments they believed to be readily saleable for cash at par.  The Securities and Exchange Commission, whose investigation is now in its sixteenth month, continues to take testimony of various individuals and from time to time seeks additional documents and information. The Office of Financial Regulation of the State of Florida, which began its investigation of Raymond James a year ago, has also sought extensive documentation and has been contacting Raymond James clients. In addition, Florida regulators have recently requested the testimony of approximately twenty individuals, who are employees or independent financial advisors. Extensive documentation has also been provided to the Office of the Attorney General of the State of New York, which is monitoring these investigations. To date, none of the regulators have reported to the Company on the status of their investigations or provided it with any indication as to a timeline for completing their investigations, nor have they made any demand of the Company to take any remedial action with respect to ARS held by its clients. If the Company were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or a significant portion of these ARS from certain clients, it would have to have sufficient regulatory capital and cash or borrowing power to do so, and at present it does not have such capacity. Because the Company believes it has meritorious defenses and does not have sufficient regulatory capital, cash or borrowing capacity to repurchase all or a significant portion of the remaining ARS held by Raymond James clients, any action to compel repurchasing ARS would likely be vigorously contested by it.

As of July 31, 2009, approximately two-thirds of the remaining $813 million of ARS currently held by Raymond James clients have been issued by funds of Nuveen Investments, a large mutual fund sponsor. Nuveen is currently pursuing alternatives to refinance the ARS issued by its funds. Although there can be no assurance that Nuveen's refinancing plans will be successful, their refinancing would significantly reduce the Company’s clients' holdings of ARS.

See Item 1, “Legal Proceedings” in Part II of this report for additional information concerning ARS.

Regulatory

The Company's broker-dealer subsidiaries are subject to requirements of the SEC in the United States and the IIROC in Canada relating to liquidity and capital standards. The domestic broker-dealer subsidiaries of the Company are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJ&A, a member firm of FINRA, is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJ&A, RJFS, Eagle Fund Distributors, Inc. (“EFD”) and Raymond James (USA) Ltd. have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or 2% of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than 4% of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of Aggregate Debit Items. RJ&A, RJFS, EFD, and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of June 30, 2009.

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IIROC) and the Early Warning System (By-Law No. 30 of the IIROC). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IIROC may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IIROC. The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 during the quarter ended June 30, 2009 or September 30, 2008.

RJ Bank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJ Bank must meet specific capital guidelines that involve quantitative measures of RJ Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJ Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJ Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to both risk-weighted assets and adjusted assets (as defined). Management believes, as of June 30, 2009, that RJ Bank meets all capital adequacy requirements to which it is subject.

RJ Bank’s ability to maintain its “well capitalized” level may be limited by the Company’s ability to continue to provide capital to RJ Bank. At June 30, 2009, the Company’s available liquidity from which to provide capital to RJ Bank was $120 million, consisting predominantly of the excess capital at the Company’s broker-dealer subsidiary, RJ&A, that was available from time to time for dividends to the parent company. In addition, the Company’s filing of a universal shelf registration statement as described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Other Sources of Liquidity; Availability of Capital for RJ Bank” above may also provide alternatives for the Company to raise additional capital.

RJ Bank applied to the Office of the Comptroller of the Currency (“OCC”) to convert from a federal savings bank to a national bank on November 29, 2008 and RJF applied to the Federal Reserve Board to become a bank holding company on December 5, 2008.  RJF had a preliminary visit by a Federal Reserve Board examiner in January 2009 and since then has responded to several follow-up requests for additional information.   RJF has recently been informed by the Federal Reserve Board that they will conduct a pre-approval inspection of RJF beginning in August.  Accordingly, RJF does not expect action on its bank holding company application until the Federal Reserve Board has completed its inspection and received satisfactory responses to all questions that arise in the course of that inspection.  Given that this inspection has yet to begin, RJF is currently unable to estimate if or when it could be approved as a bank holding company.  Federal Reserve Board staff has also recently indicated that resolution of the Company’s outstanding ARS issue could impact the timing of RJF’s conversion application.  The OCC has completed its inspection of RJ Bank and the Company is not aware of any impediments to RJ Bank's conversion to a national bank, other than approval by the Federal Reserve Board of RJF as a bank holding company.

The Company’s business plan for RJ Bank is for it to become a commercial bank, enabling it to have a majority of its loan portfolio composed of corporate and commercial real estate loans.  If RJ Bank remains a thrift, its business mix would be required to be oriented to loans related to residential real estate and other qualifying thrift assets.

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

Valuation of Financial Instruments and Other Assets

The use of fair value to measure financial instruments, with related gains or losses recognized in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to the Company’s financial statements and its risk management processes.

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

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. SFAS 157 describes the following three levels used to classify fair value measurements:

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

Valuation Techniques

Notwithstanding the valuation approach utilized as discussed above, the fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with SFAS 157, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, the Company’s definition of actively traded was based on average daily volume and other market trading statistics. The Company considered the market for other types of financial instruments, including certain CMOs, asset backed securities (“ABS”) and certain collateralized debt obligations, to be inactive as of June 30, 2009. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers. The specific valuation techniques utilized for the category of financial instrument presented in the unaudited Condensed Consolidated Statement of Financial Condition are described below.

Cash Equivalents

Cash equivalents consist of investments in U.S. Treasury bills and money market mutual funds. Such instruments are classified within Level 1 of the fair value hierarchy.

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

When instruments are traded in secondary markets and quoted market prices do not exist for such securities, the Company employs valuation techniques, including matrix pricing to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal repayments, and default probabilities. Instruments valued using these inputs are typically classified within Level 2 of the fair value hierarchy. Examples include certain municipal debt securities, corporate debt securities, agency MBS, and restricted equity securities in public companies. Management utilizes prices from independent services to corroborate its estimate of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price, or use other methods including broker-dealer price quotations.

Positions in illiquid securities that do not have readily determinable fair values require significant management judgment or estimation. For these securities the Company uses pricing models, discounted cash flow methodologies, or similar techniques. Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. Examples include certain municipal debt securities, certain CMOs, certain ABS and equity securities in private companies. For certain CMOs, where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, these securities are currently classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable should markets for these securities become more active in the future.

Derivative Contracts

The Company enters into interest rate swaps and futures contracts as part of its fixed income business to facilitate customer transactions and to hedge a portion of the Company’s trading inventory. In addition, to mitigate interest rate risk should there be a significantly rising rate environment, RJ Bank purchases interest rate caps. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for more information. Fair values for derivative contracts are obtained from counterparties, pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value and yield curve or other volatility factors underlying the positions. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivative contracts are typically classified within Level 2 of the fair value hierarchy.

Available for Sale Securities

Available for sale securities are comprised primarily of CMOs and other residential mortgage related debt securities. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses, net of deferred taxes, reported in shareholders' equity as a component of accumulated other comprehensive income (“OCI”) unless the loss is considered to be other-than-temporary, in which case the related credit loss portion is recognized as a loss in other revenue.

The fair value of available for sale securities is determined by obtaining third party pricing service bid quotations and third party broker-dealer quotes. Third party pricing service bid quotations are based on current market data. The third party pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other current market information as well as cash flow expectations and, when available, loan performance data. The market inputs the third party pricing service normally seeks for these price evaluations are based upon observable data including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy. For all subordinated non-agency CMOs, the Company estimates fair value by utilizing discounted cash flow analyses, using observable market data where available as well as unobservable inputs provided by management. The unobservable inputs utilized in these valuation techniques reflect the Company’s own supposition about the assumptions that market participants would use in pricing a security, including those about future delinquencies, loss severities, defaults and prepayments. Securities valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Upon adopting FSP SFAS No. 157-4 during the quarter ended March 31, 2009, the Company changed the valuation technique used for senior non-agency CMOs as a result of the significant decrease in the volume and level of activity for these securities. The Company utilizes a discounted cash flow analysis to determine which price quote is most representative of fair value under the current market conditions. In most cases (16 of 25 senior securities), third party pricing service bid quotations based upon observable data as described above were determined to be the most representative indication of fair value for these securities. For the remaining senior securities, the Company’s discounted cash flow analysis indicated third party broker-dealer quotes as more representative and accordingly, the Company gave correspondingly more weight to that indicator of fair value. In order to validate that the inputs used by the third party pricing service are observable, management requests, on a quarterly basis, the inputs for a sample of senior securities and compares these inputs to those used in the Company’s discounted cash flow analysis. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

If these sources are not available, or are deemed unreliable, then a security’s fair value is estimated using the Company’s discounted cash flow analyses as is used for the subordinated non-agency CMOs. In such instances, the securities measured are generally classified within Level 3 of the fair value hierarchy.

The Company adopted FSP SFAS No. 115-2 and SFAS 124-2 on January 1, 2009. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information. FSP SFAS No. 115-2 and SFAS 124-2 amends the other-than-temporary impairment guidance for debt securities classified as available for sale and held-to-maturity to shift the focus from an entity’s intent to hold until recovery to its intent or requirement to sell. This guidance is to be applied to previously other-than-temporarily impaired debt securities existing as of the effective date by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the non-credit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company did not record a cumulative-effect adjustment upon adoption of this guidance as the adjustment was deemed to be immaterial.

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

In applying FSP SFAS No. 115-2, and SFAS 124-2 and FSP EITF 99-20-1, which amended EITF 99-20, the Company determines the cash flows expected to be collected for each security based upon its best estimate of future delinquencies, loss severity and prepayments to determine the probability of future losses resulting in other-than-temporary impairment. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded in other comprehensive income. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. The previous amortized cost basis of the security less the other-than-temporary impairment recognized in earnings establishes the new cost basis for the security.

The Company estimates the portion of loss attributable to credit using a discounted cash flow model. The Company’s discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis.

See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the Company’s available for sale securities.

Private Equity Investments

Private equity investments, held primarily by the Company’s Proprietary Capital segment, consist of various direct and third party private equity and merchant banking investments. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. Direct private equity investments are valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued based on the financial statements of the partnerships which typically use similar methodologies. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Other Investments

Other investments consist predominantly of Canadian government bonds. The fair value of these bonds is estimated using recent external market transactions. Such bonds are classified within Level 1 of the fair value hierarchy.

Goodwill

Goodwill is related to the acquisitions of Roney & Co. (now part of RJ&A) and Goepel McDermid, Inc. (now called Raymond James Ltd.). This goodwill, totaling $63 million, was allocated to the reporting units within the Private Client Group and Capital Markets segments pursuant to SFAS 142. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with this pronouncement, indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting units. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of June 30, 2009, goodwill had been allocated to the Private Client Group of RJ&A, and both the Private Client Group and Capital Markets segments of Raymond James Ltd. The Company performed its annual impairment testing as of March 31, 2009. This analysis did not result in impairment, despite the impact of unfavorable market conditions on the Private Client Group and Capital Market segments. As required, the Company will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

RJ Bank provides an allowance for loan losses in accordance with SFAS 5 and SFAS No. 114, “Accounting by a Creditor for Impairment of a Loan” (“SFAS 114”). The amount maintained in the allowance reflects management’s continuing evaluation of the probable losses inherent in the loan portfolio. The allowance for loan losses is comprised of two components: allowances calculated based on formulas for homogeneous classes of loans and specific allowances assigned to certain classified loans individually evaluated for impairment. The calculation of the allowance based on formulas is subjective as management segregates the loan portfolio into homogeneous classes. Each class is then assigned an allowance percentage based on the perceived risk associated with that class of loans, which is then further segregated by loan grade.

RJ Bank’s loan grading process provides specific and detailed risk measurement across the corporate loan portfolio. The factors taken into consideration when assigning the allowance percentage to each allowance category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk and past loss history. In addition, the Company provides for potential losses inherent in RJ Bank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding.

For individual loans identified as impaired under SFAS 114, RJ Bank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is supported by collateral. After consideration of the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the allowance deemed to be a confirmed loss, if any, is charged off. For collateral dependent corporate loans secured by real estate, the amount of the reserve considered a confirmed loss and charged off is generally equal to the difference between the recorded investment in the loan and the appraised value less costs to sell the collateral. These impaired loans are then considered to be in a workout status and management continually evaluates all factors relevant in determining the collectability and fair value of the loan. Appraisals on these impaired loans are obtained early in the impairment process as part of determining fair value and are updated as deemed necessary given the facts and circumstances of each individual situation. All individual nonperforming commercial real estate loans as of June 30, 2009, are closely monitored by RJ Bank management. Certain factors such as guarantor recourse, additional borrower cash contributions or stable operations will mitigate the need for more frequent than annual appraisals. In its continuous evaluation of each individual loan, management considers more frequent appraisals in geographies where commercial property values are known to be experiencing a greater amount of volatility. For other corporate loans, RJ Bank evaluates all sources of repayment, including the estimated liquidation value of collateral pledged, to arrive at the amount considered to be a loss and charged off. Similar to retail banking, corporate banking and credit risk managers also hold a monthly meeting to review criticized loans. Additional charge-offs are taken when the value of the collateral changes or there is a change in the expected cash flows.

As part of the ongoing evaluation process, charge-offs are considered on residential mortgage loans once the loans are delinquent 90 days or more. A charge-off is taken for the difference between the loan amount and the amount that RJ Bank estimates will ultimately be collected, based on the value of the underlying collateral less costs to sell. The property values are adjusted for anticipated selling costs and the balance is charged off against the allowance. RJ Bank predominantly uses broker price opinions (“BPO”) for these valuations as access to the property is restricted during the foreclosure process and there is insufficient data available for a full appraisal to be performed. BPOs contain relevant and timely sale comparisons and listings in the marketplace, and therefore, management has found these BPOs to be good determinants of market value in lieu of appraisals and are more reliable than an automated valuation tool or the use of tax assessed values. A full appraisal is obtained post-foreclosure. RJ Bank takes further charge-offs against the owned asset if an appraisal has a lower valuation than  the original BPO, but does not reverse previously charged-off amounts if the appraisal is higher than the original BPO. If a loan remains in pre-foreclosure status for more than six months, an updated valuation is obtained and further charge-offs are taken if necessary. In addition, these loans are reviewed in a monthly delinquency meeting jointly administered by retail banking and credit risk managers. An initial charge-off is generally taken when the loan is between 90 and 120 days past due.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review RJ Bank’s allowance for loan losses. Such agencies may require RJ Bank to recognize additions to the allowance based on their judgments and information available at the time of their examination.

At June 30, 2009, the amortized cost of all RJ Bank loans was $7.2 billion and an allowance for loan losses of $137.0 million was recorded against that balance. The total allowance for loan losses is equal to 1.90% of the amortized cost of the loan portfolio.

The following table allocates RJ Bank’s allowance for loan losses by loan category:

	June 30,		September 30,
	2009		2008
		Loan Category		Loan Category
		as a % of		as a % of
		Total Loans		Total Loans
	Allowance	Receivable	Allowance	Receivable
	($ in 000’s)

Commercial Loans	$ 14,604	12%	$ 10,147	10%

Real Estate Construction Loans	10,309	6%	7,061	5%

Commercial Real Estate Loans (1)	84,839	46%	62,197	49%

Residential Mortgage Loans	27,135	36%	8,589	36%

Consumer Loans	141	-	161	-

Total	$ 137,028	100%	$ 88,155	100%

(1)	Loans wholly or partially secured by real estate.

The current condition of the real estate and credit markets has substantially increased the complexity and uncertainty involved in estimating the losses inherent in RJ Bank’s loan portfolio. If management’s underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. These losses would result in a decrease in the Company’s net income as well as a decrease in the level of regulatory capital at RJ Bank.

The Company also makes loans or pays advances to Financial Advisors, primarily for recruiting and retention purposes. The Company provides for an allowance for doubtful accounts based on an evaluation of the Company’s ability to collect such receivables. The Company’s ongoing evaluation includes the review of specific accounts of Financial Advisors no longer associated with the Company and the Company’s historical collection experience. At June 30, 2009 the receivable from Financial Advisors was $250.4 million, which is net of an allowance of $3.1 million for estimated uncollectibility.

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

Market Risk

Market risk is the risk of loss to the Company resulting from changes in interest rates and security prices. The Company has exposure to market risk primarily through its broker-dealer and banking operations. The Company's broker-dealer subsidiaries, primarily RJ&A, trade tax-exempt and taxable debt obligations and act as an active market maker in approximately 700 listed and over-the-counter equity securities. In connection with these activities, the Company maintains inventories in order to ensure availability of securities and to facilitate client transactions. RJ Bank holds investments in mortgage backed securities and CMOs within its available for sale securities portfolio. Additionally, the Company, primarily within its Canadian broker-dealer subsidiary, invests for its own proprietary equity investment account.

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

Changes in value of the Company's trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company manages its trading inventory by product type and has established trading divisions that have responsibility for each product type. The Company's primary method of controlling risk in its trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits. Limits are established both for categories of securities (e.g., OTC equities, corporate bonds, municipal bonds) and for individual traders. As of June 30, 2009, the absolute fixed income and equity inventory limits excluding contractual underwriting commitments for the Company’s domestic subsidiaries, were $1.96 billion and $59.8 million, respectively. These same inventory limits for RJ Ltd. as of June 30, 2009, were CDN $47.0 million and CDN $62.9 million, respectively. The Company's trading activities in the aggregate were significantly below these limits at June 30, 2009. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, the Company monitors exposure in its derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risk. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

In the normal course of business, the Company enters into underwriting commitments. RJ&A and RJ Ltd., as a lead, co-lead or syndicate member in the underwriting deal, may be subject to market risk on any unsold shares issued in the offering to which they are committed. Risk exposure is controlled by limiting participation, the deal size or through the syndication process.

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

To calculate VaR, the Company uses historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that the Company could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year on average over the course of time. During the nine months ended June 30, 2009, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR one time.

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

The following table sets forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the nine months ended June 30, 2009 and the VaR at June 30, 2009 and September 30, 2008, with the corresponding dollar value of the Company's portfolio:

	Nine Months Ended June 30, 2009			VaR at
				June 30,	September 30,
	High	Low	Daily Average	2009	2008
	($ in 000's)

Daily VaR	$ 901	$ 296	$ 540	$ 764	$ 586
Related Portfolio Value
(Net) (1)	$ 98,176	$ 97,195	$ 98,193	$ 91,059	$ 103,047
VaR as a Percent
of Portfolio Value	0.92%	0.30%	0.56%	0.84%	0.57%

(1)	Portfolio value achieved on the day of the VaR calculation.

The following table sets forth the high, low, and daily average VaR for the Company's overall institutional portfolio during the nine months ended June 30, 2008 and the VaR at June 30, 2008, with the corresponding dollar value of the Company's portfolio:

	Nine Months Ended June 30, 2008			VaR at
				June 30,
	High	Low	Daily Average	2008
	($ in 000's)

Daily VaR	$ 690	$ 253	$ 430	$ 445
Related Portfolio Value
(Net) (1)	$ 196,188	$ 115,100	$ 165,131	$ 205,470
VaR as a Percent
of Portfolio Value	0.35%	0.22%	0.27%	0.22%

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

Additional information is discussed under Derivative Financial Instruments in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

RJ Ltd.’s net income is sensitive to changes in interest rate conditions. Assuming a shift of 100 basis points in interest rates and using interest-bearing asset and liability balances as of June 30, 2009, RJ Ltd.'s sensitivity analysis indicates that an upward movement would increase RJ Ltd.'s net income by approximately CDN $1.2 million for the quarter, whereas a downward shift of the same magnitude would decrease RJ Ltd.'s net income by approximately CDN $284,000 for the quarter. This sensitivity analysis is based on the assumption that all other variables remain constant.

RJ Bank maintains an earning asset portfolio that is comprised of mortgage, corporate and consumer loans, as well as mortgage backed securities, securities purchased under resale agreements, short-term U.S. Treasury bills, deposits at other banks and other investments. Those earning assets are funded in part by its obligations to clients, including NOW accounts, demand deposits, money market accounts, savings accounts, and certificates of deposit; and FHLB advances. Based on the current earning asset portfolio of RJ Bank, market risk for RJ Bank is limited primarily to interest rate risk.  In the current market and economic environment, short-term interest rate risk has been severely impacted as credit conditions have rapidly deteriorated and financial markets have experienced widespread illiquidity and elevated levels of volatility.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios. The following table represents the carrying value of RJ Bank's assets and liabilities that are subject to market risk. This table does not include financial instruments with limited market risk exposure due to offsetting asset and liability positions, short holding periods or short periods of time until the interest rate resets.

RJ Bank Financial Instruments with Market Risk (as described above):

	June 30,	September 30,
	2009	2008
	(in 000's)

Mortgage Backed Securities	$ 175,305	$ 301,329
Loans Receivable, Net	2,128,181	2,314,884
Total Assets with Market Risk	$ 2, 303,486	$ 2,616,213

Certificates of Deposit	$ 101,724	$ 118,233
Federal Home Loan Bank Advances	50,000	50,000
Total Liabilities with Market Risk	$ 151,724	$ 168,233

The following table shows the distribution of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2009:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)

Commercial Loans	$ 1,386	$ 849,463	$ 850,849
Real Estate Construction Loans	-	238,562	238,562
Commercial Real Estate Loans (1)	9,382	3,061,945	3,071,327
Residential Mortgage Loans	25,109	2,578,191	2,603,300
Consumer Loans	-	26,057	26,057

Total Loans	$ 35,877	$ 6,754,218	$ 6,790,095

(1)
Of this amount, $1.3 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of June 30, 2009. The remainder is wholly or partially secured by real estate, the majority of which are also secured by other assets of the borrower.

One of the core objectives of RJ Bank's Asset/Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The Asset/Liability Management Committee uses several measures to monitor and limit RJ Bank's interest rate risk including scenario analysis, interest repricing gap analysis and limits, and net portfolio value limits. Simulation models and estimation techniques are used to assess the sensitivity of the net interest income stream to movements in interest rates. Assumptions about consumer behavior play an important role in these calculations; this is particularly relevant for loans such as mortgages where the client has the right, but not the obligation, to repay before the scheduled maturity.

The sensitivity of net interest income to interest rate conditions is estimated for a variety of scenarios. Assuming an immediate and lasting shift of 100 basis points in the term structure of interest rates, RJ Bank's sensitivity analysis indicates that an upward movement would decrease RJ Bank's net interest income by 4.07% in the first year after the rate increase. This sensitivity figure is based on positions as of June 30, 2009, and is subject to certain simplifying assumptions, including that management takes no corrective action.

To mitigate interest rate risk in a significantly rising rate environment, RJ Bank purchased three year term interest rate caps with high strike rates (more than 300 basis points higher than current rates) during the year ended September 30, 2008 that will increase in value if interest rates rise, and entitle RJ Bank to cash flows if interest rates rise above strike rates. RJ Bank minimizes the credit or repayment risk of derivative instruments by entering into transactions only with high-quality counterparties whose credit rating is investment grade. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for further information.

Equity Price Risk

The Company is exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. The Company attempts to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. The Company's Canadian broker-dealer has a proprietary trading business with 30 traders. The average aggregate inventory held for proprietary trading during the nine months ended June 30, 2009 was CDN $11.0 million. The Company's equity securities inventories are priced on a regular basis and there are no material unrecorded gains or losses.

Foreign Exchange Risk

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of June 30, 2009, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $9.0 million and CDN $19.2 million, respectively.

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

The valuation of the mortgage backed securities and CMOs held as available for sale securities by RJ Bank is impacted by the credit risk associated with the underlying loans. Underlying loan characteristics associated with this risk are considered in valuing these securities. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information.

RJ Bank manages risks inherent in its lending activities through policies and procedures which incorporate strong lending standards and management oversight. The underwriting policies are described in the section below.

Loan Underwriting Policies

The Company’s credit risk is managed through its policies and procedures. There have been no material changes in the Company’s underwriting policies during the nine months ended June 30, 2009. For a description of RJ Bank’s underwriting policies for both the residential and corporate loan portfolios, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

Loan Portfolio

The Company tracks and reviews many factors to monitor credit risk in RJ Bank’s loan portfolios. These factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, geographic and industry concentrations, borrower credit scores, LTV ratios, occupancy (i.e. owner occupied, second home or investment property), collateral value trends, level of documentation, loan purpose, industry performance trends, average loan size, and policy exceptions.

The LTV/FICO scores of RJ Bank’s residential first mortgage loan portfolio are as follows:

	June 30,	September 30,
	2009	2008

Residential First Mortgage
Loan Weighted Average
LTV/FICO (1)	63% / 751	64%/ 750

 (1) At origination. Small group of local loans representing less than 0.5% of residential portfolio excluded.

The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

June 30,	September 30,
2009	2008 (1)
($ outstanding as a % of RJ Bank total assets)
6.4% CA	5.2% CA
4.5% NY	3.3% NY
3.4% FL	3.0% FL
2.0% NJ	2.1% NJ
1.4% VA	1.3% VA

(1)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $9.4 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2008 exclude the assets associated with the $1.9 billion FHLB advance repaid on October 1, 2008 and the $60 million return of capital to RJF on October 2, 2008.

The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

June 30,	September 30,
2009	2008 (1)
($ outstanding as a % of RJ Bank total assets)

3.9% Consumer Products/Services	3.3% Telecom
3.7% Healthcare (excluding hospitals)	3.2% Retail Real Estate
3.6% Industrial Manufacturing	3.2% Consumer Products/Services
3.5% Retail Real Estate	3.1% Industrial Manufacturing
3.4% Hospitality	3.0% Healthcare (excluding hospitals)

(1)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $9.4 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2008 exclude the assets associated with the $1.9 billion FHLB advance repaid on October 1, 2008 and the $60 million return of capital to RJF on October 2, 2008.

To manage and limit credit losses, the Company maintains a rigorous process to manage its loan delinquencies. With all whole loans purchased on a servicing-retained basis and all originated first mortgages serviced by a third party, the primary collection effort resides with the servicer. RJ Bank personnel direct and actively monitor the servicers’ efforts through extensive communications regarding individual loan status changes and requirements of timely and appropriate collection or property management actions and reporting, including management of other third parties used in the collection process (appraisers, attorneys, etc.). Additionally, every residential and consumer loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential or consumer loan over 60 days past due.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In June 2009, a purported class action, Woodard vs. Raymond James Financial, Inc., et al., was filed in the United States District Court for the Southern District of New York. The case names as defendants the Company, the Chief Executive Officer, and Chief Financial Officer.  The complaint, brought on behalf of purchasers of the Company's common stock for the period between and including April 22, 2008 and April 14, 2009, alleges that various financial statements and press releases issued by the Company contained material misstatements and omissions relating to the loan losses at Raymond James Bank, FSB. The complaint seeks class action status, compensatory damages and costs and disbursements, including attorneys’ fees.

Raymond James Yatyrym Menkul Kyymetler A. S., (“RJ MKY”), the Company’s Turkish affiliate, was assessed for the year 2001 approximately $6.8 million by the Turkish tax authorities. The authorities applied a significantly different methodology than in the prior year’s audit which the Turkish tax court and Council of State affirmed. The Turkish tax authorities, utilizing the 2001 methodology, assessed RJ MKY $5.7 million for 2002. On October 24, 2008, RJ MKY was notified by the Capital Markets Board of Turkey that the technical capital inadequacy resulting from RJ MKY’s provision for this case required an additional capital contribution, and as a result, RJ MKY halted all trading activities. On December 5, 2008 RJ MKY ceased operations and subsequently filed for protection under Turkish bankruptcy laws. The Company has recorded a provision for loss in its condensed consolidated financial statements for its full equity interest in this joint venture. As of June 30, 2009, RJ MKY had total capital of approximately $2.6 million, of which the Company owns approximately 50%.

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

In connection with auction rate securities (“ARS”), the Company's principal broker-dealers, RJ&A and RJFS, have been subject to ongoing investigations, with which they are cooperating fully, by the Securities and Exchange Commission (“SEC”), the New York Attorney General's Office and Florida’s Office of Financial Regulation. The Company is also named in a class action lawsuit, Defer LP vs. Raymond James Financial, Inc., et al., filed in April, 2008 in the United States District Court for the Southern District of New York, similar to that filed against a number of brokerage firms alleging various securities law violations relating to the adequacy of disclosure in connection with the marketing and sale of ARS, which it is vigorously defending. The complaint seeks class action status, compensatory damages and costs and disbursements, including attorneys’ fees. The Company announced in April 2008 that customers held approximately $1.9 billion of ARS, which as of June 30, 2009, had declined to approximately $832.5 million due to the redemption and refinancing of such securities by the issuers of the ARS. Additional information regarding ARS can be found at http://www.raymondjames.com/auction_rate_preferred.htm. The information on the Company’s Internet site is not incorporated by reference.

Several large banks and brokerage firms, most of whom were the primary underwriters of and supported the auctions for ARS, have announced agreements, usually as part of a regulatory settlement, to repurchase ARS at par from some of their clients. Other brokerage firms have entered into similar agreements. The Company, in conjunction with other industry participants is actively seeking a solution to ARS’ illiquidity. This includes issuers restructuring and refinancing the ARS, which has met with some success. Should these restructurings and refinancings continue, then clients’ holdings could be reduced further; however, there can be no assurance these events will continue. If the Company were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or a significant portion of these ARS from certain clients, it would have to have sufficient regulatory capital and cash or borrowing power to do so, and at present it does not have such capacity. Further, if such repurchases were made at par value there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect the results of operations.

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

The Company expects to continue paying cash dividends. However, the payment and rate of dividends on the Company's common stock is subject to several factors including operating results, financial requirements of the Company, compliance with the net worth and dividend covenants in the RJF revolving credit agreement, and the availability of funds from the Company's subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the IIROC; and RJ Bank, which may be subject to restrictions by federal banking agencies. Such restrictions have never become applicable with respect to the Company's dividend payments. (See Note 15 of the Notes to the Condensed Consolidated Financial Statements for more information on the capital restrictions placed on RJ Bank and the Company's broker-dealer subsidiaries).

Item 5. OTHER INFORMATION

Entry into a Material Definitive Agreement

On August 10, 2009, RJF entered into a senior indenture (the “Senior Indenture”) with the Bank of New York Mellon Trust Company, N.A., as trustee, for the future issuance of senior notes pursuant to the Company’s existing shelf registration statement on Form S-3 (File No. 333-159583). As of the date hereof, no senior notes have been issued under the Senior Indenture.

Item 6. EXHIBITS

4.1	Description of Capital Stock, filed herewith.

4.2	Indenture, dated as of August 10, 2009 (for senior debt securities) between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., filed herewith

11
Statement Re: Computation of per Share Earnings (The calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, filed herewith.

25.1	Statement of Eligibility of The Bank of New York Mellon Trust Company, N.A., filed herewith.

31.1	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 10, 2009	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Senior Vice President - Finance
and Chief Financial
Officer