Form 10-K
period 2009-09-30
RAYMOND JAMES FINANCIAL INC
filed 2009-11-27
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                                                                           Accelerated filer ☐                                                                Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $1,922,519,395.

The number of shares outstanding of the registrant’s common stock as of November 20, 2009 was 123,186,693.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 18, 2010 are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

Raymond James Financial, Inc. (“RJF”), the parent company of a business established in 1962 and a public company since 1983, is a holding company headquartered in St. Petersburg, Florida whose subsidiaries are engaged in various financial services businesses predominantly in the United States of America (“U.S.”) and Canada. At September 30, 2009, its principal subsidiaries include Raymond James & Associates, Inc. (“RJ&A”), Raymond James Financial Services, Inc. (“RJFS”), Raymond James Financial Services Advisors, Inc. (“RJFSA”), Raymond James Ltd. ("RJ Ltd."), Eagle Asset Management, Inc. (“Eagle”), and Raymond James Bank, FSB (“RJ Bank”). All of these subsidiaries are wholly owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as “our”,“we” or “us”.

PRINCIPAL SUBSIDIARIES

Our principal subsidiary, RJ&A, is the largest full service brokerage and investment firm headquartered in the state of Florida and one of the largest retail brokerage firms in North America. RJ&A is a self-clearing broker-dealer engaged in most aspects of securities distribution, trading, investment banking and asset management. RJ&A also offers financial planning services for individuals and provides clearing services for RJFS, RJFSA, other affiliated entities and several unaffiliated broker-dealers. In addition, RJ&A has six institutional sales offices in Europe. RJ&A is a member of the New York Stock Exchange (“NYSE”), American Stock Exchange, and most regional exchanges in the U.S. It is also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).

RJFS is one of the largest independent contractor brokerage firms in the U.S. Financial advisors affiliated with RJFS may offer their clients all products and services offered by RJ&A. RJFS is a member of FINRA and SIPC, but not of any exchange, as it clears all of its business on a fully disclosed basis through RJ&A.

RJFSA is a registered investment advisor. Financial advisors affiliated with RJFSA may offer their clients investment advisory products and services, including products offered by RJ&A. RJFSA clears all of its business on a fully disclosed basis through RJ&A.

RJ Ltd. is our Canadian broker-dealer subsidiary which engages in both retail and institutional distribution and investment banking. RJ Ltd. is a member of the Toronto Stock Exchange (“TSX”) and the Investment Industry Regulatory Organization of Canada (“IIROC”). Its U.S. broker-dealer subsidiary is a member of FINRA and SIPC.

Eagle is a registered investment advisor serving as the discretionary manager for individual and institutional equity and fixed income portfolios and our internally sponsored mutual funds.

RJ Bank provides traditional banking products and services to the clients of our broker-dealer subsidiaries and to the general public.

BUSINESS SEGMENTS

We have eight business segments: Private Client Group; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and certain corporate activities combined in the Other segment. Our financial information for each of the fiscal years ended September 30, 2009, September 30, 2008, and September 30, 2007 is included in the consolidated financial statements and notes thereto.

PRIVATE CLIENT GROUP

We provide securities transaction and financial planning services to approximately 1.9 million client accounts through the branch office systems of RJ&A, RJFS, RJFSA, RJ Ltd. and Raymond James Investment Services Limited (“RJIS"), a joint venture in the United Kingdom. Our financial advisors offer a broad range of investments and services, including both third-party and proprietary products, and a variety of financial planning services. We charge sales commissions or asset-based fees for investment services we provide to our Private Client Group clients based on established schedules. Varying discounts may be given, generally based upon the client's level of business, the trade size, service level provided, and other relevant factors. In fiscal year 2009, asset-based fees, including mutual fund and insurance trail annuity commissions, represented 53% of the Private Client Group's commissions and fees.

The majority of our U.S. financial advisors are also licensed to sell insurance and annuity products through our general insurance agency, Planning Corporation of America (“PCA”), a wholly owned subsidiary of RJ&A. Through the financial advisors of our broker-dealer subsidiaries, PCA provides product and marketing support for a broad range of insurance products, principally fixed and variable annuities, life insurance, disability insurance and long-term care coverage.

Our financial advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load funds. RJ&A and RJFS maintain dealer sales agreements with most major distributors of mutual fund shares sold through broker-dealers. The majority of mutual fund client purchases include a front-end sales charge or occur at net asset value (“NAV”) in fee-based accounts. In addition, the cost of owning mutual funds typically includes management fees, operating expenses and distribution fees.

Private Client Group Securities Commissions and Fees
For the Fiscal Years Ended September 30:
($ in 000's)

		% of		% of		% of
	2009	Total	2008	Total	2007	Total

Equities	$ 230,121	18%	$ 246,705	16%	$ 243,937	17%
Fixed Income Products	76,144	6%	54,097	4%	36,414	3%
Mutual Funds	296,109	23%	379,964	25%	355,505	24%
Fee-Based Accounts	412,638	33%	562,442	37%	498,584	34%
Insurance and Annuity Products	202,712	16%	219,878	14%	233,878	16%
New Issue Sales Credits	45,086	4%	69,204	4%	94,005	6%
Total Private Client Group
Commissions And Fees	$ 1,262,810	100%	$ 1,532,290	100%	$ 1,462,323	100%

Net interest revenue in the Private Client Group is generated by customer balances, predominantly the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on customer cash balances (“Client Interest Program”). Beginning in September 2009, we began a multi-bank sweep program which generates fee revenue in lieu of interest revenue. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for information regarding our net interest revenues.

Clients' transactions in securities are effected on either a cash or margin basis. In margin transactions, the client pays a portion of the purchase price, and RJ&A makes a loan to the client for the balance, collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed to finance margin transactions. The financing of margin purchases is an important source of revenue to RJ&A, since the interest rate paid by the client on funds loaned by RJ&A exceeds RJ&A's cost of short-term funds. The interest charged to a client on a margin loan is based on current interest rates and on the size of the loan balance in the client's account.

Typically, broker-dealers utilize bank borrowings and equity capital as the primary sources of funds to finance clients' margin account borrowings. RJ&A's primary source of funds to finance clients' margin account balances has been cash balances in brokerage clients' accounts, which are funds awaiting investment. In addition, pursuant to written agreements with clients, broker-dealers are permitted by the Securities and Exchange Commission (“SEC”) and FINRA rules to lend client securities in margin accounts to other financial institutions. SEC regulations, however, restrict the use of clients' funds derived from pledging and lending clients' securities, as well as funds awaiting investment, to the financing of margin account balances; to the extent not so used, such funds are required to be deposited in a special segregated account for the benefit of clients. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients' fully paid and excess margin securities.

No single client accounts for a material percentage of this segment's total business.

Raymond James & Associates

RJ&A is a full service broker-dealer that employs financial advisors in the Southeast, Midwest, Southwest and Mid-Atlantic regions of the U.S. RJ&A's financial advisors work in a traditional branch setting supported by local management and administrative staffs. The number of financial advisors per office ranges from one to 31. RJ&A financial advisors are employees and their compensation includes both commission payments and participation in the firm’s benefit plans (including profit sharing and ESOP programs). Experienced financial advisors are hired from a wide variety of competitors. In addition, between 30 and 40 new financial advisors are trained each year at the Robert A. James National Training Center in St. Petersburg, Florida.

Raymond James Financial Services

RJFS is a broker-dealer that supports independent contractor financial advisors in providing products and services to their Private Client Group clients throughout all 50 states. The number of financial advisors in RJFS offices ranges from one to 53. Independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions. They are permitted to conduct other approved businesses unrelated to their RJFS activities such as offering insurance products, independent registered investment advisory services and accounting and tax services, among others, with the approval of the RJFS compliance department.

The Financial Institutions Division (“FID”) is a subdivision of RJFS. Through FID, RJFS services financial institutions such as banks, thrifts and credit unions with whom RJFS has agreements. RJFS also provides custodial, trading and other services (including access to clients' account information and the services of the Asset Management segment) to unaffiliated independent registered investment advisors through its Investment Advisor Division (“IAD”).

Raymond James Financial Services Advisors

RJFSA is a registered investment advisor that exclusively supports the investment advisory activities of the RJFS financial advisors.

Raymond James Ltd.

RJ Ltd. is a wholly owned self-clearing broker-dealer subsidiary in Canada with its own operations and information processing personnel.

Raymond James Investment Services Limited

We are a 75% shareholder of RJIS. This entity operates an independent contractor network in the United Kingdom. RJIS also provides custodian and execution services to independent investment advisory firms.

The following table presents a summary of Private Client Group financial advisors as of the end of the fiscal year indicated:

		Independent	2009	2008
	Employee	Contractors	Total	Total
Private Client Group - Financial Advisors:
RJ&A	1,274	-	1,274	1,180
RJFS	-	3,278	3,278	3,149
RJ Ltd	202	257	459	391
RJIS	-	116	116	89
Total Financial Advisors	1,476	3,651	5,127	4,809

The following table presents a summary of Private Client Group branch locations as of the end of the fiscal year indicated:

	Traditional	Satellite	Independent	2009	2008
	Branch	Offices	Contractors	Total	Total

Private Client Group – Branch Locations:
RJ&A	167	45	-	212	206
RJFS	-	576	1,416	1,992	1,934
RJ Ltd.	20	-	81	101	89
RJIS	-	-	52	52	42
Total Branch Locations	187	621	1,549	2,357	2,271

RJ&A – Operations and Information Technology

RJ&A's operations personnel are responsible for the execution of orders, processing of securities transactions, custody of client securities, support of client accounts, receipt, identification and delivery of funds and securities, compliance with certain regulatory and legal requirements and general office administration for most of our securities brokerage operations. At September 30, 2009, RJ&A employed over 700 persons in its operations areas who provide services primarily to the Private Client Group, but also support our other segments.

Our businesses are supported by, and are dependent upon, an extensive system of electronic data processing. These computer systems are largely developed and maintained by over 750 employees in our information technology department.

Since our principal operations are located in St. Petersburg, we have continued to enhance certain aspects of our business continuity plan to deal with the possible impact of future hurricanes or other events by expanding our operational and processing capabilities in an administrative office facility we operate in Southfield, Michigan. As of September 30, 2009, 25% and 8% of the employees in RJ&A’s operational and information technology areas, respectively, are located in Southfield. Our business continuity plan is designed to permit continued operation of critical business functions in the event of disruptions to the St. Petersburg facility; all mission critical business departments have developed operational plans for such disruptions, and we have a staff which devotes their full time to monitoring and facilitating those plans. We maintain computer capacity to support mission critical functions at our Southfield location, and conduct some of our daily operational activities from that site. Systems have been designed so that we can transfer all mission critical processing activities to Southfield. Personnel have been identified who are assigned responsibility for this role, including some personnel who will be required to temporarily relocate to Southfield to carry out these activities if necessary.

CAPITAL MARKETS

Capital Markets activities consist primarily of equity and fixed income products and services. No single client accounts for a material percentage of this segment's total business.

Institutional Sales

Institutional sales commissions account for a significant portion of this segment's revenue, which is fueled by a combination of general market activity and the Capital Markets group’s ability to identify and promote attractive investment opportunities. Our institutional clients are serviced by the RJ&A and RJ Ltd. Institutional Equity Departments, the RJ&A Fixed Income Department, RJ&A’s European offices and Raymond James Financial International Ltd, an institutional UK broker-dealer located in London. We charge commissions on equity transactions based on trade size and the amount of business conducted annually with each institution. Fixed income commissions are based on trade size and the characteristics of the specific security involved.

Capital Markets Commissions
For the Fiscal Years Ended:

	September 30,	% of	September 30,	% of	September 30,	% of
	2009	Total	2008	Total	2007	Total
	($ in 000's)

Equity	$ 212,322	57%	$ 237,920	70%	$ 210,343	83%
Fixed Income	160,211	43%	99,870	30%	44,454	17%

Total Commissions	$ 372,533	100%	$ 337,790	100%	$ 254,797	100%

Approximately 100 domestic and overseas professionals in RJ&A's Institutional Equity Sales and Sales Trading Departments maintain relationships with over 1,190 institutional clients, principally in North America and Europe. In addition to our headquarters in St. Petersburg, Florida, RJ&A has institutional equity sales offices in New York City, Boston, Chicago, Los Angeles, San Francisco, London, Geneva, Brussels, Dusseldorf, Luxembourg and Paris. European offices also provide services to high net worth clients. RJ Ltd. has 33 institutional equity sales and trading professionals servicing predominantly Canadian institutional investors from offices in Montreal, Toronto and Vancouver.

RJ&A distributes to institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. RJ&A carries inventory positions of taxable and tax-exempt securities in both the primary and secondary markets to facilitate institutional sales activities. In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York City, Chicago and 20 other cities throughout the U.S.

Trading

Trading equity securities involves the purchase and sale of securities from/to our clients or other dealers. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the period we hold them. RJ&A makes markets in approximately 680 common stocks. Similar to the equity research department, this operation serves to support both our Institutional and Private Client Group sales efforts. The RJ Ltd. Institutional and Private Client Group trading desks not only support client activity, but also take proprietary positions. RJ Ltd. also provides specialist services in approximately 160 TSX listed common stocks.

RJ&A trades both taxable and tax-exempt fixed income products. The taxable and tax-exempt RJ&A fixed income traders purchase and sell corporate, municipal, government, government agency, and mortgage-backed bonds, asset backed securities, preferred stock and certificates of deposit from/to our clients or other dealers. RJ&A enters into future commitments such as forward contracts and “to be announced” securities (e.g. securities having a stated coupon and original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). Low levels of proprietary trading positions are also periodically taken by RJ&A for various purposes and are closely monitored within well defined limits. In addition, a subsidiary of RJF, RJ Capital Services Inc., participates in the interest rate swaps market as a principal, both for economically hedging RJ&A fixed income inventory and for transactions with customers.

Equity Research

The domestic senior analysts in RJ&A's research department support our institutional and retail sales efforts and publish research on approximately 725 companies. This research primarily focuses on U.S. companies in specific industries including technology, telecommunications, consumer, financial services, business and industrial services, healthcare, real estate and energy. Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients. RJ Ltd. has an additional 16 analysts who publish research on approximately 200 companies focused in the energy, energy services, mining, forest products, biotechnology, technology, clean technology, consumer and industrial products, REIT and income trust sectors. These analysts, combined with 12 additional analysts located in France (whose services are obtained through a joint venture there), represent our global research effort within the Capital Markets segment.

Investment Banking

The 100 professionals of RJ&A's Investment Banking Group, located in St. Petersburg with additional offices in Atlanta, Boston, New York City, Nashville, Chicago, San Francisco, Dallas, Denver and Houston, are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. RJ Ltd.'s Investment Banking Group consists of approximately 20 professionals located in Calgary, Toronto and Vancouver providing equity financing and financial advisory services to corporate clients. Our investment banking activities provide a comprehensive range of strategic and financial advisory services tailored to our clients’ business evolution life cycles and backed by our strategic industry focus.

Fixed income investment banking includes debt underwriting and public finance activities. The 44 professionals in the RJ&A Public Finance division operate out of 17 offices (located in St. Petersburg, Birmingham, Boston, New York City, Chicago, Atlanta, Nashville, Orlando, Dallas, Naples, Charleston (WV), Clarks Hill (IN), Philadelphia, Pittsburgh, Detroit, San Antonio and Memphis). We act as a financial advisor or underwriter to various municipal agencies or political subdivisions, housing developers and non-profit health care institutions.

RJ&A acts as a consultant, underwriter or selling group member for corporate bonds, mortgage-backed securities, agency bonds, preferred stock and unit investment trusts. When underwriting new issue securities, RJ&A agrees to purchase the issue through a negotiated sale or submits a competitive bid.

Syndicate

The Syndicate department consists of professionals who coordinate the marketing, distribution, pricing and stabilization of lead and co-managed equity underwritings. In addition to lead and co-managed offerings, this department coordinates the firm's syndicate and selling group activities in transactions managed by other investment banking firms.

Raymond James Tax Credit Funds, Inc.

Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the general partner or managing member in a number of limited partnerships and limited liability companies. RJTCF either invests in, or through its wholly owned subsidiary, Raymond James Multi-Family Finance, Inc., originates loans to multi-family, real estate project entities that qualify for tax credits under Section 42 of the Internal Revenue Code. RJTCF has been an active participant in the tax credit program since its inception in 1986 and currently focuses on tax credit funds for institutional investors that invest in a portfolio of tax credit eligible multi-family apartments. The investors’ expected returns on their investments in these funds are primarily derived from tax credits and tax losses that investors can use to reduce their federal tax liability. During fiscal 2009, RJTCF invested over $88 million for large institutional investors in 30 real estate transactions for properties located throughout the U.S. From inception, RJTCF has raised over $2 billion in equity and has sponsored 56 tax credit funds, with investments in approximately 1,200 tax credit apartment properties in 42 states.

ASSET MANAGEMENT

Our asset management segment includes proprietary asset management operations, internally sponsored mutual funds, non-affiliated private account portfolio management alternatives, a national trust bank and other fee-based programs. No single client accounts for a material percentage of this segment's total business.

Eagle Asset Management, Inc.

Eagle is a registered investment advisor with $16.5 billion under management as of September 30, 2009. Eagle also serves as investment advisor to the Eagle Family of Funds. Eagle offers a variety of equity and fixed income objectives managed by seven portfolio management teams and a subsidiary investment advisor, Eagle Boston Investment Management, Inc. Eagle's clients include individuals, corporations, pension and profit sharing plans, foundations, endowments, variable annuities, mutual funds and money market portfolios. These accounts are managed on a discretionary basis in accordance with the investment objective(s) specified by the client. Eagle manages $7.9 billion for institutional clients, including funds managed as a sub-advisor to variable annuity accounts and mutual funds, $5.7 billion for private client accounts and $2.9 billion in money market funds. Eagle also advises on non-discretionary assets approximating $480 million. The investment management fee paid to Eagle for discretionary accounts generally ranges from 0.10% to 1.00% of asset balances per year depending upon the size, nature and investment objective(s) of the account.

The Eagle Family of Funds utilizes unaffiliated sub-advisors for the Municipal Money Market Fund, Capital Appreciation Trust, Growth and Income Fund and the International Equity Fund. The Small Cap Growth Fund, Mid Cap Growth Fund, Large Cap Core Fund and Small Cap Core Value Fund are managed internally.

Eagle Fund Services, Inc. (“EFS”) is the transfer agent for all of the funds and the fund accountant for all Eagle funds except the International Equity Fund. EFS is one of our wholly owned subsidiaries.

Eagle Fund Distributors, Inc. (“EFD”) is a registered broker-dealer engaged in the distribution of the Eagle Family of Funds. EFD is a wholly owned subsidiary of Eagle.

Asset Management Services

RJ&A's Asset Management Services (“AMS”) division manages several investment advisory programs. Raymond James Consulting Services and the Eagle High Net Worth programs maintain an approved list of investment managers, provide asset allocation model portfolios, establish custodial facilities, monitor performance of client accounts, provide clients with accounting and other administrative services, and assist investment managers with certain trading management activities. AMS earns fees generally ranging from 0.35% to 0.85% of asset balances per annum, a portion of which is paid to the investment managers who direct the investment of the clients' accounts. In addition, AMS offers managed accounts comprised of fee-based asset allocation platforms under our Freedom and other managed programs. Freedom’s investment committee manages portfolios of separately managed accounts, mutual funds and exchange traded funds on a discretionary basis. AMS earns fees generally ranging from 0.10% to 0.20% of asset balances per annum. At September 30, 2009, these managed programs had $15.3 billion in assets under management, including $3 billion managed by Eagle.

For Passport, Ambassador and other non-managed fee-based accounts, AMS provides quarterly performance reporting and other accounting and administrative services. Advisory services are provided by Private Client Group financial advisors. Fees are based on the individual account size and are also dependent on the type of securities in the accounts. Total client fees generally range from 0.50% to 3.00% of assets, which are predominantly allocated to the Private Client Group. As of September 30, 2009, these programs had approximately $28.5 billion in assets. RJFS offers a similar advisory fee-based program called IMPAC. As of September 30, 2009, IMPAC had $8.5 billion in assets serviced by RJFS financial advisors.

In addition to the foregoing programs, AMS also administers fee-based programs for clients who have contracted for portfolio management services from non-affiliated investment advisors that are not part of the Raymond James Consulting Services program.

Raymond James Trust, National Association

Raymond James Trust, National Association, (“RJT”) provides personal trust services primarily to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is often subcontracted to our asset management operations. This subsidiary had a total of approximately $1.5 billion in client assets at September 30, 2009, including $97 million in the donor-advised charitable foundation known as the Raymond James Charitable Endowment Fund.

RAYMOND JAMES BANK, FSB

RJ Bank is a federally chartered savings bank, regulated by the Office of Thrift Supervision (“OTS”), which provides residential, consumer and commercial loans, as well as Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public. RJ Bank also purchases residential whole loan packages and is active in bank participations and corporate loan syndications. RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it incurs on client deposits and on its borrowings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for financial information regarding RJ Bank’s net interest revenues.

RJ Bank is in the application process of converting from a federal savings bank to a nationally-chartered commercial bank, which would change its regulator from the OTS to the Office of the Comptroller of the Currency (“OCC”). This change also requires that RJF become a bank holding company, as required by law, and then elect to become a financial holding company. Once the financial holding company status is achieved, RJF would be under the regulation of the Board of Governors of the Federal Reserve System.

RJ Bank operates from a single branch location adjacent to our headquarters complex in St. Petersburg, Florida. Access to RJ Bank's products and services is available nationwide through the offices of our affiliated broker-dealers as well as through telephonic and electronic banking services. As of September 30, 2009, RJ Bank had total assets of $11.1 billion, which included commercial and residential mortgage loans, as well as consumer loans that were originated or purchased by RJ Bank. Corporate loans represent approximately 64% of RJ Bank’s loan portfolio and 90% of the corporate portfolio is comprised of Shared National Credits (“SNC”) or other large syndicated loans led by approximately 30 different financial institutions. SNCs are loan syndications totaling over $20 million that are shared among three or more regulated institutions. Purchased loans originated by select large financial institutions represent over 90% of RJ Bank’s residential loan portfolio. RJ Bank’s total liabilities primarily consist of deposits that are cash balances swept from the investment accounts maintained at RJ&A. In September 2009, RJ&A revised that cash sweep program from a single-bank (RJ Bank) to a multi-bank (RJ Bank and other non-affiliated banks) program. Under the revised program, clients’ cash deposits in their brokerage accounts are re-deposited through a third party service into interest bearing deposit accounts ($245,000 per bank for individual accounts and $490,000 for joint accounts) at up to 12 banks. This change allows clients to obtain up to $2.5 million in individual FDIC deposit insurance coverage ($5 million for joint accounts) in addition to more competitive rates for their cash balances.

RJ Bank does not have any significant concentrations with any one industry or customer. (See table of industry concentration in Item 7A, “Market Risk”)

EMERGING MARKETS

Raymond James International Holdings, Inc. (“RJIH”) currently has interests in various Latin American entities. Through these entities we operate securities brokerage, investment banking, asset management and equity research businesses. No single client accounts for a material percentage of this segment's total business.

STOCK LOAN/BORROW

This activity involves the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary. The borrower of the securities puts up a cash deposit on which interest is earned. Accordingly, the lender receives cash and pays interest. These cash deposits are adjusted daily to reflect changes in current market value of the underlying securities. The net revenues of this operation are the interest spreads generated. No single client accounts for a material percentage of this segment's total business.

PROPRIETARY CAPITAL

This segment consists of our principal capital and private equity activities including: various direct and third-party private equity and merchant banking investments, short-term special situations and bridge investments (“Special Situations Investments”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), a private equity fund sponsored by us: Raymond James Capital Partners, L.P., a merchant banking limited partnership and Ballast Point Ventures, L.P. and Ballast Point Ventures II, L.P., which are both venture capital limited partnerships. We participate in profits or losses through both general and limited partnership interests. Additionally, we incur profits or losses as a result of direct merchant banking investments and Special Situations Investments. The EIF Funds are limited partnerships, for which we are the general partner, that invest in our merchant banking and private equity activities and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention vehicles for certain of our qualified key employees.

OTHER

This segment includes various corporate overhead costs of ours, including interest cost on our senior debt.

COMPETITION

We are engaged in intensely competitive businesses. We compete with many larger, better capitalized providers of financial services, including other securities firms, most of which are affiliated with major financial services companies, insurance companies, banking institutions and other organizations. We also compete with a number of firms offering on-line financial services and discount brokerage services, usually with lower levels of service, to individual clients. We compete principally on the basis of the quality of our associates, service, product selection, location and reputation in local markets.

In the financial services industry, there is significant competition for qualified associates. Our ability to compete effectively in these businesses is substantially dependent on our continuing ability to attract, retain and motivate qualified associates, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel.

REGULATION

The following discussion sets forth some of the material elements of the regulatory framework applicable to the financial services industry and provides some specific information relevant to us. The regulatory framework is intended primarily for the protection of our customers and the securities markets, our depositors and the Federal Deposit Insurance Fund and not for the protection of our creditors or shareholders. Under certain circumstances, these rules may limit our ability to make capital withdrawals from our broker-dealer subsidiaries.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. RJ&A and RJFS are currently registered as broker-dealers in all 50 states. In addition, financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. We have offices in Europe, Canada and Latin America.

Much of the regulation of broker-dealers in the U.S. and Canada, however, has been delegated to self-regulatory organizations ("SROs"), principally FINRA, the IIROC and securities exchanges. These SROs adopt and amend rules (which are subject to approval by government agencies) for regulating the industry and conduct periodic examinations of member broker-dealers.

The SEC, SROs and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.

Our U.S. broker-dealer subsidiaries are required by federal law to belong to SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments to replenish the reserves. In anticipation of inadequate SIPC fund levels during the current economic environment, each of our domestic broker-dealer subsidiaries will be required to pay 0.25% of net operating revenues as a special assessment. For fiscal year 2009, $1.4 million has been accrued to satisfy this special assessment. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. We have purchased excess SIPC coverage through various syndicates of Lloyd’s, a London-based firm that holds an “A+” rating from Standard and Poor’s and Fitch Ratings. Excess SIPC is fully protected by the Lloyd’s trust funds and Lloyd’s Central Fund. The additional protection currently provided has an aggregate firm limit of $750 million, including a sub-limit of $1.9 million per customer for cash above basic SIPC for the wrongful abstraction of customer funds. Account protection applies when a SIPC member fails financially and is unable to meet obligations to clients, but it does not protect against market fluctuations.

RJ Ltd. is currently registered in all provinces and territories in Canada. The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in all provinces and territorial jurisdictions which are charged with the administration of securities laws. Investment dealers in Canada are also subject to regulation by SROs, which are responsible for the enforcement of , and conformity with, securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members. RJ Ltd. is regulated by the securities commissions in the jurisdictions of registration as well as by the SROs and the IIROC.

RJ Ltd. is required by the IIROC to belong to the Canadian Investors Protection Fund ("CIPF"), whose primary role is investor protection. The CIPF Board of Directors determines the fund size required to meet its coverage obligations and sets a quarterly assessment rate. Dealer members are assessed the lesser of 1.0% of revenue or a risk-based assessment. The CIPF provides protection for securities and cash held in client accounts up to CDN $1 million per client with separate coverage of CDN $1 million for certain types of accounts. This coverage does not protect against market fluctuations.

See Note 21 of the Notes to Consolidated Financial Statements for further information on SEC, FINRA and IIROC regulations pertaining to broker-dealer regulatory minimum net capital requirements.

Our investment advisory operations, including the mutual funds that we sponsor, are also subject to extensive regulation. Our U.S. asset managers are registered as investment advisors with the SEC and are also required to make notice filings in certain states. Virtually all aspects of the asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients.

We are a “unitary savings and loan holding company” as defined by federal law, because we own one savings association, RJ Bank, and we are under the supervision of, and subject to periodic examination by, the OTS. Since we were a savings and loan holding company prior to May 4, 1999, we are exempt from certain restrictions that would otherwise apply under federal law to the activities and investments of a savings and loan holding company. These restrictions would become applicable to us if RJ Bank fails to meet a qualified thrift lender (“QTL”) test established by federal law. As of September 30, 2009, RJ Bank was in compliance with QTL standards according to the Domestic Building and Loan Association (“DBLA”) test. This test requires RJ Bank to meet a “business operations test” and a point in time “60% of assets test” on the last day of each fiscal year. The business operations test requires the business to consist primarily of acquiring the savings of the public and investing in loans. The 60% of assets test requires that at least 60% of the assets consist of qualifying assets that thrifts normally hold pursuant to regulations. As of September 30, 2009, RJ Bank met the business operations test and the 60% of assets test with 62% of qualifying assets. RJ Bank borrowed $900 million in overnight Federal Home Loan Bank of Atlanta (“FHLB”) advances and received additional deposits of $2.3 billion from the Raymond James Bank Deposit Program (“RJBDP”), which were then invested, $1.2 billion in U.S. Treasury securities and $2 billion in reverse repurchase agreements (collateralized by Government National Mortgage Association (“GNMA”) and U.S. Treasury securities). RJ Bank repaid the borrowings on October 1, 2009 and the majority of the RJBDP deposits were redirected during October 2009 to third-party banks participating in the multi-bank sweep program. The consequences for financial institutions which fail the QTL test include the requirement to either become a national bank or be prohibited from making or engaging in any non-allowable investments or activities, the establishment of new branch offices and the payment of dividends. RJ Bank has applied to convert to a national bank. Upon conversion from a thrift to a national bank charter, RJ Bank’s QTL requirement would be eliminated.

RJ Bank is under the supervision of, and subject to periodic examination by, the OTS, and is subject to the rules and regulations of the OTS, the Federal Reserve Board and the FDIC. When the conversion to a national bank charter is completed, RJ Bank will be subject to periodic examination by the OCC, and subject to the rules and regulations applicable to national banks. In addition, since RJ Bank provides products covered by FDIC insurance, RJ Bank is subject to the Federal Deposit Insurance Act.

RJ Bank is subject to various regulatory capital requirements established by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on RJ Bank's financial statements and consequently ours. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJ Bank must meet specific capital guidelines that involve quantitative measures of RJ Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. RJ Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJ Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted total assets (as defined in the regulations). See Note 21 of the Notes to the Consolidated Financial Statements for further information and capital analysis.

Our federally chartered trust company is subject to regulation by the OCC. This regulation focuses on, among other things, ensuring the safety and soundness of RJT’s fiduciary services.

As a public company whose common stock is listed on the NYSE, we are subject to corporate governance requirements established by the SEC and NYSE, as well as federal and state law. Under the Sarbanes-Oxley Act, we are required to meet certain requirements regarding business dealings with members of our Board of Directors, the structure of our Audit Committee, and ethical standards for our senior financial officers. Under SEC and NYSE rules, we are required to comply with other standards of corporate governance, including having a majority of independent directors serve on our Board of Directors, and the establishment of independent audit, compensation and corporate governance committees.

Under Section 404 of the Sarbanes-Oxley Act, we are required to assess our internal controls over financial reporting and to obtain a report from our independent auditors regarding their opinion of our internal controls over financial reporting. We have incurred additional costs in order to comply with the Act, reflecting internal staff and management time, as well as additional audit fees since the Act went into effect.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (which includes officers of certain significant subsidiaries) who are not Directors of the registrant are as follows:

Jennifer C. Ackart	45	Senior Vice President, Controller and Chief Accounting Officer

Paul D. Allison	53
President and CEO – Raymond James Ltd. since January, 2009; Co-President and Co-CEO – Raymond James Ltd., August, 2008 – January, 2009; Executive Vice President and Vice Chairman, Merrill Lynch Canada, December, 2007 – August, 2008; Executive Vice President and Managing Director, Co-Head of Canada Investment Banking, Merrill Lynch Canada, March, 2001 – December, 2007

Richard G. Averitt, III	64	Chairman and CEO - Raymond James Financial Services, Inc.

Angela M. Biever	56
Chief Administrative Officer since May, 2008; Director, RJF, May, 1997 – April, 2008; Vice President, Intel Capital and Managing Director, Consumer Internet Sector, November, 2006 – May, 2008; General Manager, Intel New Business Initiatives, January, 1999 – November, 2006

George Catanese	50	Senior Vice President and Chief Risk Officer since October, 2005; Director, Internal Audit, November, 2001 – October, 2005

Tim Eitel	60	Chief Information Officer - Raymond James & Associates, Inc.

Jeffrey P. Julien	53	Executive Vice President - Finance and Chief Financial Officer, Director and/or officer of several RJF subsidiaries

Paul L. Matecki	53	Senior Vice President - General Counsel, Director of Compliance, Secretary

Steven M. Raney	44
President and CEO – Raymond James Bank, FSB since January, 2006; Partner and Director of Business Development, LCM Group, February, 2005 – December, 2005; various executive positions in the Tampa Bay area, Bank of America, June, 1988 – January, 2005

Richard K. Riess	60	Executive Vice President – Asset Management, CEO and Director of Eagle Asset Management, Inc.

Van C. Sayler	54	Senior Vice President - Fixed Income Capital Markets, Raymond James & Associates, Inc.

Thomas R. Tremaine	53	Executive Vice President - Operations and Administration, Raymond James & Associates, Inc.

Jeffrey E. Trocin	50	Executive Vice President - Equity Capital Markets, Raymond James & Associates, Inc.

Dennis W. Zank	55	President - Raymond James & Associates, Inc.

Except where otherwise indicated, the executive officer has held his or her current position for more than five years.

EMPLOYEES AND INDEPENDENT CONTRACTORS

Our employees and independent contractors are vital to our success in the financial services industry. As of September 30, 2009, we have approximately 7,100 employees. As of September 30, 2009, we have approximately 3,700 independent contractors with whom we are affiliated.

OTHER INFORMATION

Our internet address is www.raymondjames.com. We make available, free of charge, through links to the SEC website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. A copy of any document we file with the SEC is available at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we file electronically with the SEC. The SEC’s internet site is www.sec.gov. Investors can find financial information on our website under “About Our Company – Investor Relations – Financial Reports – SEC Filings”. These reports are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website our Annual Report to Shareholders and our proxy statements in PDF format under “About Our Company- Investors Relations – Financial Reports”.

Additionally, we make available on our website under “About Our Company – Investor Relations – Corporate Governance”, a number of our corporate governance documents. These include: the Corporate Governance Principles, the charters of the Audit Committee and the Corporate Governance, Nominating and Compensation Committee of the Board of Directors, the Senior Financial Officers’ Code of Ethics and the Codes of Ethics for Employees and the Board of Directors. Printed copies of these documents will be furnished to any shareholder who requests them. The information on our website is not incorporated by reference into this report.

Factors Affecting “Forward-Looking Statements”

From time to time, we may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at RJ Bank, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in Item 1A, “Risk Factors” in this report. We do not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 1A.    RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

We Are Affected by Difficult Conditions in the Global Financial Markets and Economic and Political Conditions Generally

We are engaged in various financial services businesses. As such, we are affected by economic and political conditions. These conditions may directly and indirectly impact a number of factors that may be detrimental to our operating results, including the inflation rate and the related impact on the securities markets, fluctuations in interest and currency rates, reduced investor confidence, a slowdown in economic activity and changes in volume and price levels of the securities markets. These conditions historically have impacted our trading volume and net revenues and affected our profitability. Additionally, a decline in the strength of the U.S. economy can lead to deterioration in credit quality and decreased loan demand. Continued or further credit dislocations or sustained market downturns may result in a decrease in the volume of trades we execute for our clients, a further decline in the value of securities we hold in inventory as assets, and continued reduced investment banking revenues given that associated fees are directly related to the number and size of transactions in which we participate. In addition, declines in the market value of securities generally result in a decline in revenues from fees based on the asset values of client portfolios, and may result in the failure of buyers and sellers of securities to fulfill their settlement obligations, and in the failure of our clients to fulfill their credit and settlement obligations. During market downturns, our counterparties may be less likely to complete transactions. Also, we permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client accounts margin purchases may drop below the amount of the purchaser’s indebtedness. If the clients are unable to provide additional collateral for these loans, we may lose money on these margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults. Dramatic declines in the real estate market over the past two years, with increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by other financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have in turn caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide or have reduced funding to even the most credit-worthy borrowers. These lender concerns are particularly severe with respect to financial institution borrowers. RJ Bank is particularly affected by domestic economic conditions. Such conditions include: U.S. interest rates, the rate of unemployment, real estate prices, the level of consumer confidence, changes in consumer spending and the number of personal bankruptcies, among others. The deterioration of these conditions can diminish loan demand, lead to an increase in mortgage and other loan delinquencies, affect corporate loan repayment performance and result in higher reserves and net charge-offs, which can adversely affect our earnings.

Our businesses and earnings are affected by the fiscal and other policies that are adopted by various regulatory authorities of the United States, non-U.S. governments and international agencies. The Board of Governors of the Federal Reserve System (“FRB”) regulates the supply of money and credit in the United States. FRB policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also materially decrease the value of financial assets that we hold, such as debt securities and loans. Changes in FRB policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict.

As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources”, the failure of the financial markets to stabilize and a continuation or worsening of current financial market and economic conditions could continue to materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Lack of Liquidity or Access to Capital Could Impair Our Business and Financial Condition

Liquidity, or ready access to funds, is essential to our business. A compromise to our liquidity could have a significant negative effect on our financial condition. Some potential conditions that could negatively affect our liquidity include illiquid or volatile markets, diminished access to debt or equity markets, unforeseen cash or capital requirements and adverse legal settlements or judgments (including, among others, risks associated with auction rate securities). Our broker-dealer and bank subsidiaries operate in highly regulated industries. These subsidiaries require access to funds in order to maintain certain capital and regulatory requirements. Therefore, these subsidiaries may, in some instances, not be able to pay dividends to fund the obligations of the parent including debt obligations and dividend payments. If existing sources of liquidity resources do not satisfy our needs, we may have to seek additional outside financing or scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors, selling assets at prices that may be less favorable to us, cutting or eliminating the dividends we pay to our shareholders and reducing our operating expenses. The availability of outside financing, including access to the capital markets and bank lending, depends on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services sector and our credit ratings. Our cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders have reduced, and in some cases, ceased to provide funding to borrowers, us included. As a result, we sold $300 million in senior notes in a registered underwritten public offering in August 2009. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our incremental borrowing costs, further limit our access to the capital markets or trigger our obligations under certain financial agreements. As such, we may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources” for additional information on liquidity and how we manage our liquidity risk.

We are Exposed to Market Risk

We are, directly and indirectly, affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect our net interest spread – the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding – which in turn impacts our net interest income and earnings. Market risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, derivatives and venture capital and merchant banking investments. Market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

Certain of our venture capital and merchant banking investments are carried at fair value with unrealized gains and losses reflected in earnings. The value of our private equity portfolios can fluctuate and earnings from our venture capital investments can be volatile and difficult to predict. When, and if, we recognize gains can depend on a number of factors, including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float and whether we are subject to any resale restrictions. Further, our investments could incur significant mark-to-market losses, especially if they have been written up in prior periods because of higher market prices. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report for additional information regarding our exposure to and approaches to managing market risk.

We are Exposed to Credit Risk

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We engage in trading and funding transactions with various counterparties. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Deterioration in the credit quality of third parties who are indebted to us could result in losses. Our credit risk and credit losses can increase if our loans are concentrated to borrowers engaged in the same or similar activities, industries or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. The credit quality of our loan and investment portfolios can have a significant impact on earnings. Due to the growth in RJ Bank’s loan portfolio, credit risk at RJ Bank has become more significant to our overall financial performance. Continued declines in the real estate market or a sustained economic downturn may cause us to have to further write-down the value of some of the loans in RJ Bank’s portfolio, foreclose on certain real estate properties or write-down the value of some of RJ Bank’s available for sale securities portfolio. Credit quality generally may also be affected by adverse changes in the financial performance or condition of our debtors or deterioration in the strength of the U.S. economy. Our policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report for additional information regarding our exposure to and approaches to managing credit risk.

Our Business Depends on Fees Generated from the Distribution of Financial Products and on Fees Earned from the Management of Client Accounts by Our Asset Management Subsidiaries

A large portion of our revenues are derived from fees generated from the distribution of financial products such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business and financial condition. In addition, if these products experience losses, or increased investor redemptions, we may receive reduced fees from the investment management and distribution services we provide on behalf of the mutual funds and annuities. The investment management fees we are paid may also decline over time due to factors such as increased competition, renegotiation of contracts and the introduction of new, lower-priced investment products and services. In addition, changes in market values or in the fee structure of asset management accounts would affect our revenues, business and financial condition. Asset management fees often are comprised of base management and incentive fees. Management fees are primarily based on assets under management. If we experience losses of managed accounts, our fees will decline. In addition, the relative investment performance of these accounts could impact our ability to attract and retain clients and thus affect our revenues, business and financial condition.

We Are Exposed to Operational Risk

Our diverse operations are exposed to risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Our business depends on our ability to process and monitor, on a daily basis, a large number of transactions. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions or provide these services. Operational risk exists in every activity, function or unit of our business, and can take the form of internal or external fraud, employment and hiring practices, an error in meeting a professional obligation, failure to meet corporate fiduciary standards, business disruption or system failures and failed transaction processing. Also, increasing use of automated technology has the potential to amplify risks from manual or system processing errors, including outsourced operations. In addition, significant operational loss could damage our reputation. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report for additional information regarding our exposure to and approaches to managing operational risk.

The Soundness of Other Financial Institutions and Intermediaries Affects Us

We face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities transactions. In recent years there has been significant consolidation among clearing agents, exchanges and clearing houses, which has increased our exposure to certain financial intermediaries and could affect our ability to find adequate and cost-effective alternatives in such events. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients and manage our exposure to risk.

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us.

Our Business Depends on Technology

Our businesses rely extensively on electronic data processing and communications systems. In addition to better serving clients, the effective use of technology increases efficiency and enables firms to reduce costs. Our continued success will depend, in part, upon our ability to successfully maintain and upgrade the capability of our systems, our ability to address the needs of our clients by using technology to provide products and services that satisfy their demands and our ability to retain skilled information technology employees. Failure of our systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients and damage to our reputation. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of these events occur, this could jeopardize our own or our clients’ or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or are not fully covered through any insurance we maintain. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report for additional information regarding our exposure to and approaches to managing this type of operational risk.

We Face Intense Competition

We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our financial advisors and associates, our products and services and location and reputation in local markets. Over time there has been substantial consolidation and convergence among companies in the financial services industry which has significantly increased the capital base and geographic reach of our competitors. Because of continued market unrest and increased government intervention, this trend toward consolidation has intensified. See the section entitled “Competition” of Item 1 of this report for additional information about our competitors. Our ability to develop and retain our client base depends on the reputation, judgment, business generation capabilities and skills of our employees and financial advisors. As such, to compete effectively, we must attract, retain and motivate qualified associates, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel. Competitive pressures we experience could have an adverse affect on our business, results of operations, financial condition and liquidity.

We Operate in a Highly Regulated Industry in which Future Developments Could Adversely Affect Our Business and Financial Condition

The securities industry is subject to extensive regulation, and broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business. We could be subject to civil liability, criminal liability or sanctions, including revocation of our subsidiaries’ registrations as investment advisors or broker-dealers, revocation of the licenses of our financial advisors, censures, fines or a temporary suspension or permanent bar from conducting business, if laws or regulations are violated. Any such liability or sanction could have a material adverse effect on our business, financial condition and prospects. Our banking operations also expose us to a risk of loss resulting from failure to comply with banking laws. In light of current conditions in the U.S. financial markets and the economy, legislators and regulators have increased their focus on the regulation of the financial services industry by introducing proposals for new legislation and regulations. We are unable to predict whether any of these proposals will be implemented and in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition or results of operations. Our banking operations may be required to increase its regulatory capital and be required to pay significantly higher FDIC premiums, including special assessments, due to the significant impact market developments have had on the insurance fund of the FDIC. We may also be adversely affected as a result of changes in federal, state or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations. See the section entitled “Business – Regulation” within Item 1 of this report for additional information regarding our regulatory environment and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report regarding our approaches to managing regulatory risk. Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could have a material adverse affect on our business, financial condition or results of operation, or cause us serious reputational harm.

Our Business and Financial Condition Could be Adversely Affected by New Regulations to Which We Expect to Become Subject as a Result of Becoming a Financial Holding Company

In September 2008, we announced that we would seek approval from the Federal Reserve Board to become a bank holding company and subsequently elect to become a financial holding company. Although we have a statutory grace period of two years, with the possibility of three one-year extensions for a total grace period of up to five years, to conform existing activities and investments to the restrictions on nonbanking activities that apply to financial holding companies, and although we expect to be able to continue to engage in the vast majority of the activities in which we currently engage after such time, it is possible that certain of our existing activities will not be deemed to be permissible under applicable regulations. In addition, as a financial holding company, we will become subject to the comprehensive, consolidated supervision and regulation of the FRB, including risk-based and leverage capital requirements and information reporting requirements, and, as a nationally-chartered commercial bank, RJ Bank will be subject to the functional supervision and regulation of the OCC. See the section entitled “Business –Regulation” of Item 1 of this report for additional information.

We Are Exposed to Litigation Risks

Many aspects of our business involve substantial risks of liability, arising from the normal course of business. We have been named as a defendant or co-defendant in lawsuits and arbitrations involving primarily claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts of our employees could result in substantial liability to us. Our Private Client Group business segment has historically had more risk of litigation than our institutional businesses.

In turbulent times such as these, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. These risks include potential liability under securities or other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients' investment objectives (including auction rate securities), the ability to sell or redeem securities in a timely manner during adverse market conditions, contractual issues, employment claims and potential liability for other advice we provide to participants in strategic transactions. We have received inquiries from the SEC, FINRA and several state regulatory authorities requesting information concerning auction rate securities. We have also been named in civil class action lawsuits relating to sales of auction rate securities and disclosures relating to bank reserves, respectively. We are working with other industry participants in order to resolve issues relating to auction rate securities and are exploring a range of potential solutions. If we were to determine, in order to resolve pending claims, inquiries or investigations, to repurchase at par value auction rate securities from certain of our clients, we would be required to assess whether we have sufficient regulatory capital and cash or borrowing capacity to do so, and there can be no assurance that we would have such capacity. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects. See Item 3, “Legal Proceedings” of this report for a discussion of our legal matters (including auction rate securities) and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report regarding our approach to managing legal risk.

Damage to our Reputation Could Damage our Businesses

Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior and the activities of customers and counterparties. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects.

The Preparation of the Consolidated Financial Statements Requires the Use of Estimates that May Vary From Actual Results and New Accounting Standards Could Adversely Affect Future Reported Results

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. One of our most critical estimates is RJ Bank’s allowance for loan losses. The current condition of the real estate and credit markets has substantially increased the complexity and uncertainty involved in estimating the losses inherent in RJ Bank’s loan portfolio. If management’s underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. Our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for additional information on the sensitivity of these estimates.

Certain of our financial instruments, including cash equivalents, certain trading assets and liabilities, certain available for sale securities, certain loans and private equity investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on our judgment. Some of these instruments and other assets and liabilities may have no direct observable inputs, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For a further discussion of some of our significant accounting policies and standards, see the “Critical Accounting Policies” discussion within Item 7 of this report and Note 1 of the Notes to the Consolidated Financial Statements.

Our Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk

We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms, however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate. In addition, RJ Bank has undergone significant growth in recent years. A failure to adequately manage the growth of RJ Bank, or to effectively manage our risk, could materially and adversely affect our business and financial condition. Our risk management processes include addressing potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest. Management of potential conflicts of interest has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us. For more information on how we monitor and manage market and certain other risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report.

We are Exposed to Risk from International Markets

We do business in other parts of the world, including in a few developing regions of the world commonly known as emerging markets, and as a result, are exposed to a number of risks, including economic, market, reputational, litigation and regulatory risks, in non-U.S. markets. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets and unfavorable legislative and political developments. We also invest or trade in the securities of corporations located in non-U.S. jurisdictions. Revenues from the trading of non-U.S. securities also may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be magnified, because generally non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.

The Market Price of Our Common Stock May Continue to be Volatile

The market price of our common stock has been, and is likely to continue to be more volatile than in prior years and subject to fluctuations. Stocks of financial institutions have experienced significant downward pressure in connection with the current economic downturn and may again experience such pressures in the future. Significant declines in the market price of our common stock or failure of the market price to increase could harm our ability to recruit and retain key employees, reduce our access to debt or equity capital and otherwise harm our business or financial condition.

Our Operations Could Be Adversely Affected By Serious Weather Conditions

Our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that permits significant operations to be conducted from our Southfield, Michigan location (see Item 1, “Business” in this report), our operations could be adversely affected by hurricanes or other serious weather conditions that could affect the processing of transactions and communications. Our business continuity plan continues to be enhanced and tested to allow for continuous business processing in the event of weather-related or other interruptions of operations at the headquarters complex. We have also developed a business continuity plan for our Private Client Group branches in the event these branches are impacted by severe weather. Each branch is assigned a “contingency branch” in another part of the country that allows the impacted branch the ability to communicate through the contingency branch.

We have Self-insurance Risks

Our operations and financial results are subject to risks and uncertainties related to our use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including, without limitation, property and casualty, workers’ compensation, general liability and the portion of employee-related health care benefits plans we fund.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our headquarters is located on approximately 55 acres within the Carillon office park in St. Petersburg, Florida. The headquarters complex currently includes four main buildings which encompass a total of 884,000 square feet of office space, the RJ Bank building, which is a 42,000-square-foot two-story building, and two five-story parking garages. At this St. Petersburg location, we have the ability to add approximately 474,000 square feet of new office space. Raymond James also has 30,000 square feet of leased space near Carillon. Our Michigan operations are conducted from an 84,000 square-foot building on 14 acres in Southfield, Michigan. Our facilities are used to conduct the current operations of our segments. We own the St. Petersburg headquarters complex and the Southfield building.

We lease offices in various locations throughout the U.S. and in certain foreign countries. With the exception of a company-owned RJ&A branch office building in Crystal River, FL, RJ&A branches are leased with various expiration dates through 2020. RJ Ltd. leases premises for main offices in Vancouver, Calgary and Toronto and for branch offices throughout Canada. These leases have various expiration dates through 2020. RJ Ltd. does not own any land or buildings. See Note 16 to the Consolidated Financial Statements for further information regarding our leases.

Leases for branch offices of RJFS, the independent contractors of RJ Ltd. and RJIS are the responsibility of the respective independent contractor financial advisors.

ITEM 3.   LEGAL PROCEEDINGS

As a result of the extensive regulation of the securities industry, our broker-dealer and investment advisor subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations, which can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from business. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry practices, which can also result in the imposition of such sanctions.

In June 2009, a purported class action, Woodard vs. Raymond James Financial, Inc., et al., was filed in the United States District Court for the Southern District of New York. The case names us as defendants, along with our Chief Executive Officer and Chief Financial Officer. The complaint, brought on behalf of purchasers of our common stock for the period between and including April 22, 2008 and April 14, 2009, alleges that various financial statements and press releases we issued contained material misstatements and omissions relating to the loan losses at RJ Bank. The complaint seeks class action status, compensatory damages and costs and disbursements, including attorneys’ fees. In September 2009, the court appointed a lead plaintiff and counsel.

Sirchie Acquisition Company, LLC (“SAC”), an 80% owned indirect unconsolidated subsidiary acquired as a merchant banking investment, has been advised by the Commerce and Justice Departments that they intend to seek civil and criminal sanctions against it, as the purported successor in interest to Sirchie Finger Print Laboratories, Inc. (“Sirchie”), based upon alleged breaches of Department of Commerce suspension orders by Sirchie and its former majority shareholder that occurred prior to the acquisition. Discussions are ongoing and the impact, if any, on the value of our investment is indeterminate at this time.

In connection with Auction Rate Securities (“ARS”), our principal broker-dealers, RJ&A and RJFS, have been subject to ongoing investigations, with which they are cooperating fully, by the SEC, the New York Attorney General's Office and Florida’s Office of Financial Regulation. We are also named in a class action lawsuit, Defer LP vs. Raymond James Financial, Inc., et al., filed in April, 2008 in the United States District Court for the Southern District of New York, similar to that filed against a number of brokerage firms alleging various securities law violations relating to the adequacy of disclosure in connection with the marketing and sale of ARS, which we are vigorously defending. The complaint seeks class action status, compensatory damages and costs and disbursements, including attorneys’ fees. In September 2009, the court granted Raymond James’ motion to dismiss without prejudice and plaintiffs filed an amended complaint in October 2009. We announced in April 2008 that customers held approximately $1.9 billion of ARS, which as of September 30, 2009, had declined to approximately $800 million due to the redemption and refinancing of such securities by the issuers of the ARS. Additional information regarding ARS can be found at http://www.raymondjames.com/auction_rate_preferred.htm. The information on our Internet site is not incorporated by reference.

Several large banks and brokerage firms, most of whom were the primary underwriters of and supported the auctions for ARS, have announced agreements, usually as part of a regulatory settlement, to repurchase ARS at par from some of their clients. Other brokerage firms have entered into similar agreements. We, in conjunction with other industry participants are actively seeking a solution to ARS’ illiquidity. This includes issuers restructuring and refinancing the ARS, which has met with some success. Should these restructurings and refinancings continue, then clients’ holdings could be reduced further; however, there can be no assurance these events will continue. If we were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or a significant portion of these ARS from certain clients, we would have to have sufficient regulatory capital and cash or borrowing power to do so, and at present we do not have such capacity. Further, if such repurchases were made at par value there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect our results of operations.

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of our management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND
 ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF”. At November 20, 2009 there were approximately 17,000 holders of our common stock. The following table sets forth for the periods indicated the high and low trades for our common stock:

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
First Quarter	$ 32.89	$ 12.54	$ 37.60	$ 28.04
Second Quarter	21.75	10.77	32.73	19.38
Third Quarter	20.03	14.65	31.36	21.76
Fourth Quarter	25.63	15.68	38.25	22.60

The following table presents information on a monthly basis for purchases of our stock for the quarter ended September 30, 2009:

	Number of	Average
Period	Shares Purchased (1)	Price Per Share

July 1, 2009 – July 31, 2009	-	$ -
August 1, 2009 – August 31, 2009	-	-
September 1, 2009 – September 30, 2009	4,561	23.99
Total	4,561	$ 23.99

(1)
We do not have a formal stock repurchase plan. Since May 2004, our Board of Directors has authorized $150 million for repurchases at the discretion of our Board’s Share Repurchase Committee. As a result, 3,730,027 shares have been repurchased for a total of $84.6 million, leaving $65.4 million available to repurchase shares. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. Accordingly, we purchased no shares in open market transactions during the fiscal year-ended September 30, 2009. During the fiscal year-ended September 30, 2009, 242,251 shares were purchased for the trust fund that was established and funded to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 19 of our Notes to Consolidated Financial Statements for more information on this trust fund). We received 115,436 shares that were surrendered by employees as payment for option exercises during the fiscal year-ended September 30, 2009. As consideration for an increase in our percentage of ownership in various Latin American joint ventures, we issued 162,707 shares at the value of $2.9 million during the fiscal year-ended September 30, 2009.

See Quarterly Financial Information in Item 8 for the amount of the quarterly dividends paid.

See Note 21 of the Notes to Consolidated Financial Statements for information regarding our intentions for paying cash dividends and the related capital restrictions.

ITEM 6.    SELECTED FINANCIAL DATA

Year Ended
	September 30,		September 30,		September 30,		September 30,		September 30,
	2009		2008		2007		2006		2005
(in 000’s, except per share data)
Operating Results:

Total Revenues	$ 2,602,519		$ 3,204,932		$ 3,109,579		$ 2,645,578		$ 2,168,196
Net Revenues	$ 2,545,566		$ 2,812,703		$ 2,609,915		$ 2,348,908		$ 2,050,407
Net Income	$ 152,750		$ 235,078		$ 250,430		$ 214,342		$ 151,046
Net Income per
Share - Basic: (1)	$ 1.30		$ 2.02		$ 2.17		$ 1.90		$ 1.37
Net Income per
Share - Diluted: (1)	$ 1.29		$ 1.97		$ 2.11		$ 1.85		$ 1.33
Weighted Average
Common Shares
Outstanding - Basic: (1)	117,444		116,383		115,608		112,614		110,217
Weighted Average
Common and
Common Equivalent
Shares Outstanding -
Diluted: (1)	118,749		119,059		118,693		115,738		113,048
Cash Dividends
per Common Share (1)	$ 0.44		$ 0.44		$ 0.40		$ 0.32		$ 0.21

Financial Condition:

Total Assets	$ 18,226,728	(2)(2)	$ 20,709,616	(3)(3)(4)	$ 16,228,797	(4)(4)	$ 11,505,415	(4)(4)	$ 8,365,158	(4)(4)
Long-Term Debt	$ 477,423	(5)(5)	$ 197,910	(5)(5)	$ 214,864	(5)(5)	$ 286,712	(5)(5)	$ 280,784	(5)(5)
Shareholders' Equity	$ 2,032,463		$ 1,883,905		$ 1,757,814		$ 1,463,869		$ 1,241,823
Shares Outstanding (1)	118,799	(6)(6)	116,434	(6)(6)	116,649	(6)(6)	114,064	(6)(6)	113,394
Book Value per Share
at End of Period (1)	$ 17.11		$ 16.18		$ 15.07		$ 12.83		$ 10.95

(1)	2005 amounts have been adjusted for the March 22, 2006 3-for-2 stock split.
(2)
Total assets include $1.2 billion in U.S. Treasury securities and $2 billion in reverse repurchase agreements, offset by $2.3 billion in additional RJBDP deposits and $900 million in overnight borrowings to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution.

(3)
Total assets include $1.9 billion in cash, offset by an equal amount in overnight borrowing to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution.

(4)
We elect to net-by-counterparty the fair value of certain interest rate swap contracts. See Note 14 of the Notes to the Consolidated Financial Statements for additional information. As of October 1, 2008, we adopted new FASB guidance. As we elect to net-by-counterparty the fair value of interest rate swap contracts, we must also net-by-counterparty any collateral exchanged as part of the swap agreement. Footnoted periods presented above have been restated to reflect this change. The table below shows these adjustments.

(5)
Includes the long-term portion of loans payable related to investments by variable interest entities in real estate partnerships (which are non-recourse to us), Federal Home Loan Bank advances, our mortgage and senior notes.

(6)	Excludes non-vested shares.

	September 30,	September 30,	September 30,	September 30,
(in 000’s)	2008	2007	2006	2005
Total Assets previously reported	$20,731,859	$16,254,168	$11,516,650	$8,369,256
Adjustment	(22,243)	(25,371)	(11,235)	(4,098)
Total	$20,709,616	$16,228,797	$11,505,415	$8,365,158

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of our operations and financial condition. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes to the consolidated financial statements.

Executive Overview

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 – Total Company

The economic recession in 2009 provided the backdrop for what was an extremely challenging environment in which to operate for the better part of this fiscal year. Our financial results continue to be positively correlated to the direction of the U.S. equity markets and are subject to volatility due to changes in interest rates, valuation of financial instruments, economic and political trends and industry competition. As a result of the challenging markets, our net revenues decreased by 9% to $2.5 billion, and we generated net income of $153 million, a 35% decline from the prior year. Our financial results were most dramatically impacted by a decrease in revenue from our Private Client Group and Asset Management segments, two of our operations that are highly dependent upon the health of the financial markets. The Fixed Income portion of our Capital Markets segment had a record year by far, while equity underwriting activity was moribund for much of the year. Our bank subsidiary, Raymond James Bank, was not able to achieve the operating results we had anticipated due to unprecedented problems in the commercial real estate sector which arose in 2009 and negatively impacted the year’s provision for loan losses. During the year we have opportunistically increased the number of financial advisors, a strategy that positions us well for future growth as the markets improve. In order to fuel additional growth opportunities, we accessed the capital markets for the first time in 23 years through a $300 million, ten year senior note offering. Finally, in 2009 we implemented a succession plan for our Chief Executive Officer that will take effect in May 2010, providing an orderly transition for our executive leadership.

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 - Total Company

We had record annual gross and net revenues for the year, exceeding the prior year by 3% and 8%, respectively. Gross revenues were fueled by strong institutional sales commissions offset by trading losses, while net revenues also benefited from record net interest earnings. Non-interest expenses grew by 9%, thus net income declined 6% from the prior year. Three of our four major segments experienced increases in revenues, but only RJ Bank generated an increase in pre-tax income.

Results of Operations - Total Company

We currently operate through the following eight business segments: Private Client Group; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and certain corporate activities in the Other segment.

The following table presents consolidated and segment financial information for the years indicated:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000's)
Total Company
Revenues	$ 2,602,519	$ 3,204,932	$ 3,109,579
Pre-tax Income	248,774	386,854	392,224

Private Client Group
Revenues	1,557,462	1,999,775	1,987,482
Pre-tax Income	84,873	178,146	222,370

Capital Markets
Revenues	533,254	506,158	506,062
Pre-tax Income	73,481	43,627	62,587

Asset Management
Revenues	177,359	243,609	241,304
Pre-tax Income	30,411	61,501	62,898

RJ Bank
Revenues	343,366	405,304	279,572
Pre-tax Income	80,011	112,282	27,005

Emerging Markets
Revenues	14,891	41,607	59,204
Pre-tax (Loss) Income	(4,886)	(3,426)	3,619

Stock Loan/Borrow
Revenues	10,269	36,843	68,685
Pre-tax Income	3,651	7,034	5,003

Proprietary Capital
Revenues	12,742	22,869	8,328
Pre-tax Income	1,035	7,361	3,489

Other
Revenues	7,153	21,302	37,174
Pre-tax (Loss) Income	(19,802)	(19,671)	5,253

Intersegment Eliminations
Revenues	(53,977)	(72,535)	(78,232)
Pre-tax Income	-	-	-

Net Interest Analysis

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Year Ended
	September 30, 2009			September 30, 2008			September 30, 2007
		Operating	Average		Operating	Average		Operating	Average
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000's)
Interest-Earning Assets:
Margin Balances	$ 1,185,086	$ 37,617	3.17%	$1,559,305	$ 83,856	5.38%	$1,401,931	$ 108,368	7.73%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	4,572,808	14,786	0.32%	4,264,868	126,556	2.97%	3,738,106	195,356	5.23%
Bank Loans, Net
of Unearned Income (1)	7,497,674	320,167	4.27%	6,144,131	346,560	5.64%	3,180,331	204,959	6.44%
Available for Sale Securities	516,977	24,373	4.71%	605,914	31,700	5.23%	428,622	23,894	5.57%
Trading Instruments		13,112			31,865			46,182
Stock Borrow		10,269			36,843			68,685
Interest Earnings of Variable
Interest Entities		71			657			955
Other		23,189			66,026			78,593

Total Interest Income		443,584			724,063			726,992

Interest-Bearing Liabilities:
Brokerage Client Liabilities	$ 5,788,338	10,958	0.19%	$5,412,303	137,511	2.54%	$4,619,292	204,158	4.42%
Retail Bank Accounts (1)	8,331,432	24,023	0.29%	7,137,843	185,032	2.59%	4,130,433	190,762	4.62%
Stock Loan		3,838			26,552			59,276
Borrowed Funds		10,845			15,685			13,835
Interest Expense of Variable
Interest Entities		4,853			5,604			6,972
Other		2,436			21,845			24,661

Total Interest Expense		56,953			392,229			499,664

Net Interest Income		$ 386,631			$ 331,834			$ 227,328

(1)	See Results of Operations – RJ Bank in Item 7 of Part II for details.

Net interest income at RJ Bank increased $106.8 million, or 50%, representing more than all of the $55 million increase in our total net interest earnings. This increase in net interest income at RJ Bank resulted from the significant decline in market rates that occurred early in the fiscal year, leading to lower interest rates being paid on RJ Bank’s retail deposit accounts throughout the year. RJ Bank benefited as the rates on interest earning assets declined at a much slower pace than rates paid on deposits.

The decline in interest rates had a dramatic impact on net interest in the Private Client Group (“PCG”) segment, which declined $42 million, or 45%. Interest earned on assets segregated declined $112 million, or 88%, as rates dropped as low as 0.20% for a portion of the year. Average customer margin balances declined $374 million, or 24%, during 2009, contributing to the decline in interest revenue in the PCG segment.

Net interest earnings in the PCG segment will be negatively affected by our recently introduced multi-bank sweep program. Begun in mid-September 2009, this program spreads clients’ cash deposits incrementally across a network of unaffiliated banks in amounts less than the single-bank FDIC insurance limits, thereby extending full insurance coverage on client balances of up to $2.5 million, or $5 million if jointly held. While the program continues to generate competitive interest earnings for clients, it generates fee income for the PCG segment instead of interest earnings.

Net interest on the stock loan/borrow business decreased 38% due to decreased rates and balances despite a focus on hard-to-locate securities.

Other interest revenue and expense include earnings on corporate cash and inventory balances, and interest expense on overnight borrowings, our senior notes issued in August, 2009 and the mortgage on our headquarters facility.

Results of Operations - Private Client Group

The following table presents consolidated financial information for our PCG segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2009	(Decr.)	2008	(Decr.)	2007
	($ in 000's)
Revenues:
Securities Commissions and Fees	$ 1,262,810	(18%)	$ 1,532,290	5%	$ 1,462,323
Interest	65,589	(72%)	233,801	(28%)	326,601
Financial Service Fees	125,038	(2%)	127,304	16%	110,056
Other	104,025	(2%)	106,380	20%	88,502
Total Revenues	1,557,462	(22%)	1,999,775	1%	1,987,482

Interest Expense	14,891	(89%)	141,474	(32%)	208,537
Net Revenues	1,542,570	(17%)	1,858,301	4%	1,778,945

Non-Interest Expenses:
Sales Commissions	929,202	(19%)	1,144,727	6%	1,082,457
Admin & Incentive Comp and Benefit Costs	279,666	(4%)	289,937	15%	251,684
Communications and Information Processing	58,607	(2%)	59,753	7%	55,822
Occupancy and Equipment	79,072	8%	73,253	18%	61,961
Business Development	55,488	(15%)	64,992	12%	57,816
Clearance and Other	55,951	18%	47,369	1%	46,983
Total Non-Interest Expenses	1,457,986	(13%)	1,680,031	8%	1,556,723
Income Before Taxes and Minority Interest	84,584	(53%)	178,270	(20%)	222,222
Minority Interest	(289)		124		(148)
Pre-tax Income	$ 84,873	(52%)	$ 178,146	(20%)	$ 222,370
Margin on Net Revenues	5.5%		9.6%		12.5%

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 – Private Client Group

PCG revenues were 22% below the prior year, reflecting the impact of the extremely challenging economic and market conditions. Commission revenue decreased $269 million, or 18%, from the prior year, with the majority of that decrease experienced by our domestic independent contractor operation. Commissions in RJ&A PCG declined only $45 million, or 9%, due to the recruitment of 219 employee financial advisors in fiscal 2009 (for a net increase of 94) and 184 in fiscal 2008 (for a net increase of 114). It generally takes newly recruited financial advisors up to two years to reach their previous production levels. Average production per employee financial advisor decreased to $417,000 in fiscal 2009, down 19% from the $515,000 attained in fiscal 2008. The recruitment of above-average producers did not overcome the negative impact that the steep market decline had on our private clients’ investing activities.

RJFS and RJFSA recruited 559 independent contractor financial advisors in fiscal 2009 (for a net increase of 129). Independent contractor financial advisor average production decreased from $330,000 in fiscal 2008 to $273,000 in fiscal 2009, impacted, like RJ&A, by the challenging economic and market conditions.

Net interest declined $42 million, or 45%, from the prior year as interest rates declined and spreads narrowed. As rates reached historic lows, earning asset yields continued to fall while there was no room to further lower rates on client deposits, thus compressing the spread earned. Sales commission expense decreased 19%, comparable to the 18% decrease in commission revenue. Total non-interest expenses decreased 13% as a result of our focus on expense control. Administrative expense was tightly controlled despite compensation for additional support personnel, primarily in new branch offices. Business development expense decreased $10 million. These expenses include transition expense, account transfer fees, direct expenses associated with recruiting such as bringing financial advisors to the corporate headquarters, conference expenses and travel expenses, which we minimized as much as possible given the market environment. Occupancy expense includes the expenses associated with the opening of new branch offices and expansion of others. RJ&A added 16 new offices during fiscal 2009 and 19 during fiscal 2008 and as a result, occupancy expenses increased 8%.

Given the 17% decline in net revenues and the 13% decrease in non-interest expense, there was a 52% decline in pre-tax earnings. Overall PCG margins decreased from 9.6% to 5.5%. As over half of the PCG revenues are recurring or asset based in nature, the decline in the equity markets (and therefore in the market values of client assets) had a significant impact on revenue. Financial service fees were also lower as these include transaction fees on certain fee-based accounts.

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 – Private Client Group

PCG revenues benefited from the successful recruiting of employee financial advisors, however, this was offset by the impact of uncertain market conditions on investor confidence. As a result, commission revenue increased $70 million, only 5% over the fiscal 2007 year, with $56 million of that increase in RJ&A due to the recruitment of 184 employee financial advisors in fiscal 2008 (for a net increase of 114) and 153 in fiscal 2007 (for a net increase of 59). It generally takes newly recruited financial advisors two years to reach their previous production levels. Average production per employee financial advisor increased to $515,000 in fiscal 2008 driven by the recruiting of above-average producers.

RJFS recruited 398 independent contractor financial advisors in fiscal 2008 (for a net increase of 81). Independent contractor financial advisor average production increased from $316,000 in fiscal 2007 to $330,000 in fiscal 2008, again driven by recruiting above average producers. As a result of these two factors, RJFS securities commissions and fees increased $10 million in fiscal 2008 versus fiscal 2007 despite the difficult market environment.

Offsetting this modest increase in securities commissions and fees was a 22% decrease in net interest from the 2007 year as interest rates declined and spreads narrowed. Sales commission expense increased 6% in comparison to the 5% increase in commission revenue as it includes the increased expenses associated with recruiting such as hiring bonuses and guaranteed payout amounts. Total non-interest expenses increased 8% as a result of company growth. Administrative expense includes the compensation for additional support personnel, primarily in branch offices. Business development expense includes transition expense, account transfer fees, and the direct expenses associated with recruiting such as bringing financial advisors to the corporate headquarters. Occupancy expense includes the expenses associated with the opening of new branch offices. RJ&A added 19 offices during fiscal 2008 and 14 during fiscal 2007. The 8% increase in non-interest expense exceeded the 4% increase in net revenues, resulting in a 20% decline in pre-tax earnings in fiscal 2008 versus fiscal 2007. Overall PCG margins decreased from 12.5% to 9.6%. While over half of the PCG revenues are recurring in nature, much of that is asset based. With the decline in the equity markets in fiscal 2008, client assets declined and revenues based on these balances will be lower until the market values recover. Historically, in uncertain markets individual investors within PCG execute fewer transactions as they often prefer to wait and see, hoping for positive market movement.

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2009	(Decr.)	2008	(Decr.)	2007
	($ in 000's)
Revenues:
Institutional Sales Commissions:
Equity	$ 212,322	(11%)	$ 237,920	13%	$ 210,343
Fixed Income	160,211	60%	99,870	125%	44,454
Underwriting Fees	52,015	(35%)	80,400	(33%)	120,205
Mergers & Acquisitions Fees	40,607	6%	38,385	(36%)	59,929
Private Placement Fees	1,025	(60%)	2,536	12%	2,262
Trading Profits	41,407	1,282%	(3,503)	(138%)	9,262
Interest	13,608	(59%)	33,183	(32%)	48,710
Other	12,059	(31%)	17,367	59%	10,897
Total Revenue	533,254	5%	506,158	-	506,062

Interest Expense	10,808	(68%)	33,337	(44%)	59,113
Net Revenues	522,446	10%	472,821	6%	446,949

Non-Interest Expenses
Sales Commissions	130,463	17%	111,448	13%	98,903
Admin & Incentive Comp and Benefit Costs	220,030	(3%)	226,052	9%	208,192
Communications and Information Processing	35,350	(2%)	35,981	11%	32,366
Occupancy and Equipment	19,565	7%	18,271	38%	13,196
Business Development	22,500	(4%)	23,511	-	23,468
Clearance and Other	39,013	42%	27,506	19%	23,045
Total Non-Interest Expense	466,921	5%	442,769	11%	399,170
Income Before Taxes and Minority Interest	55,525	85%	30,052	(37%)	47,779
Minority Interest	(17,956)		(13,575)		(14,808)
Pre-tax Income	$ 73,481	68%	$ 43,627	(30%)	$ 62,587

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 – Capital Markets

Capital Markets net revenues increased 10% compared to the prior year due to record trading profits, which increased $45 million from the prior year’s $3.5 million loss. These profits were almost entirely generated on domestic fixed income products, 76% on municipal and 37% on taxable products. In addition, fixed income institutional sales commissions were 60% higher, as the volatile fixed income markets led many institutions to seek expertise on mortgage-backed products, and many increased their overall weighting in fixed income products. At the same time, institutions decreased their weighting in equities and equity institutional sales commissions declined 11%. This decline was magnified by a lack of new issue activity.

The steep equity market decline early in the year led to lower investment banking fee revenue. Equity underwriting fees were $5.3 million and $10.4 million below the prior year in the U.S. and Canada, respectively. This was attributable to the lack of underwritings due to the declining equity markets during the first two quarters. Capital markets activity increased during the third quarter, with 82% of our deals occurring in the last two quarters of the fiscal year, actually generating nine more deals than in the prior year. However, the deals were smaller and we were generally allotted a smaller portion of the deals than in the prior year, resulting in lower revenues. Merger and acquisition fees, which are included in investment banking revenue, were $40.6 million, up 6% from the prior year.

Gross revenues were up 5% from the prior year and net revenues were up 10%. Coupled with a 5% increase in non-interest expense, pre-tax earnings were up 68% from the prior year as the impact of increased trading profits is significant to our pre-tax profits. Commission expense increased with a greater percentage (17%) than commission revenues (10%) due to the big increase in fixed income institutional sales commissions which have a higher payout than equity institutional sales commissions. The other compensation expenses, communications and information processing and business development expenses decreased slightly as a result of expense control. Occupancy expense increased 7% due to growth. We have taken advantage of the opportunities to add quality Capital Markets teams. Equity Capital Markets acquired the investment banking firm of Lane Berry International, Inc. The acquisition added 21 investment banking professionals and new offices in Boston and Denver. In total, Investment Banking added a net 26 professionals over the past year. Fixed Income has taken advantage of market conditions in the taxable fixed income institutional sales area to recruit 23 additional professionals, representing a 21% increase in its producing professionals.

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 – Capital Markets

Capital Markets net revenues increased 6% in fiscal 2008 compared to fiscal 2007 due to record equity and fixed income institutional sales commissions, which increased 13% and 125%, respectively, compared to fiscal 2007. Equity institutional sales commissions were higher both domestically and in Canada as volatile market conditions generated increased activity. The equally volatile fixed income markets produced an even greater increase in commission revenue as institutions sought expertise on various securities, and many altered their weighting in fixed income securities.

These increases were offset by reduced investment banking fee revenue compared to the prior year. Equity underwriting fees were $26 million and $3 million below the fiscal 2007 year in the U.S. and Canada, respectively. This was attributable to the lack of underwritings due to the uncertain market conditions. During fiscal 2008, Capital Markets managed or co-managed 82 transactions in the U.S. and Canada, compared to 108 transactions in fiscal 2007. In addition, fiscal 2007 was a record year for merger and acquisition fees. RJTCF saw a dramatic decrease of $15 million in deal related fee revenue (included in underwriting fees) in fiscal 2008 as several of its major clients were no longer in the market.

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

Gross revenues were flat in fiscal 2008 compared with the prior year and net revenues were up 6%. However, due to the $42 million increase in non-interest expense, pre-tax earnings were down 30% in fiscal 2008 from the prior year. Commission expense increased in line with commission revenues. The other compensation expenses, occupancy and communications and information processing expenses increased in fiscal 2008 due to growth as we took advantage of the opportunity to add quality Capital Markets teams. Equity Capital Markets added a net seven professionals in Investment Banking in fiscal 2008, as well as additional Sales and Research personnel. This segment moved or substantially renovated several of its larger offices during fiscal 2008, including offices in New York, Atlanta and Chicago, and opened one new office in San Francisco. Fixed Income took advantage of market conditions in the taxable fixed income institutional sales area and in Public Finance during fiscal 2008 to recruit a combined 49 additional professionals, representing a 20% increase in its producing professionals. These hires were accomplished at lower costs than possible in recent years.

Results of Operations - Asset Management

The following table presents consolidated financial information for the Asset Management segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2009	(Decr.)	2008	(Decr.)	2007
	($ in 000's)
Revenues
Investment Advisory Fees	$ 135,223	(30%)	$ 193,370	2%	$ 190,147
Other	42,136	(16%)	50,239	(2%)	51,157
Total Revenues	177,359	(27%)	243,609	1%	241,304

Expenses
Admin & Incentive Comp and Benefit Costs	61,907	(8%)	67,389	2%	65,813
Communications and Information Processing	19,890	5%	18,902	3%	18,360
Occupancy and Equipment	3,929	(7%)	4,228	(2%)	4,296
Business Development	5,893	(34%)	8,898	1%	8,831
Investment Advisory Fees	39,032	(30%)	55,940	1%	55,410
Other	16,173	(39%)	26,331	5%	25,070
Total Expenses	146,824	(19%)	181,688	2%	177,780

Income Before Taxes And Minority Interest	30,535	(51%)	61,921	(3%)	63,524
Minority Interest	124		420		626
Pre-tax Income	$ 30,411	(51%)	$ 61,501	(2%)	$ 62,898

The following table presents assets under management and a portion of our non-managed fee-based assets at the dates indicated:

	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2009	(Decr.)	2008	(Decr.)	2007
Assets Under Management:	($ in 000's)
Eagle Asset Management, Inc. (including Eagle Boston)	$ 13,582,832	(4%)	$ 14,186,426	(6%)	$ 15,150,164
Eagle Money Market Funds	2,966,819	(51%)	6,108,327	11%	5,524,598
Raymond James Consulting Services (“RJCS”) & Eagle High Net Worth	7,833,081	(2%)	7,989,510	(17%)	9,638,691
Unified Managed Accounts	247,721	100%	-	-	-
Freedom Accounts & Other Managed Programs	7,256,673	(7%)	7,766,225	(5%)	8,144,920
Total Assets Under Management	31,887,126	(12%)	36,050,488	(6%)	38,458,373

Less: Assets Managed for Affiliated Entities	(3,008,675)	17%	(2,578,263)	(51%)	(5,305,506)
Net Assets Under Management	$ 28,878,451	(14%)	$ 33,472,225	1%	$ 33,152,867

Non-Managed Fee-based Assets:

Passport	$ 19,451,710	10%	$ 17,681,201	(11%)	$ 19,945,507
Ambassador	7,327,402	88%	3,907,480	(59%)	9,565,051
Other Non-Managed Fee-based Assets	1,671,029	31%	1,278,997	100%	-
Total	$ 28,450,141	24%	$ 22,867,678	(23%)	$ 29,510,558

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 - Asset Management

Asset Management revenues decreased 27% despite what appears to be only a modest 5% decline in non-money market managed assets. During the year, however, non-money market assets declined 20% and 11% in the December 2008 and March 2009 quarters, respectively. Since a large percentage of the fees are calculated at the beginning of each quarter, this caused significant revenue declines in the March 2009 and June 2009 quarters. The money market funds were significantly impacted by the low interest rates and resulting spread compression. As a result, $27.9 million in fees were waived; $16.9 million that would have been recorded as investment advisory fees in our Asset Management segment and $11 million that would have been recorded as financial service fees in PCG. During September we implemented a multi-bank sweep program to provide FDIC insurance and to improve interest rates for our clients’ cash deposits. As a result, $2.6 billion was moved from money market funds into other sweep alternatives. This will result in increased fee revenue in PCG but reduced revenue in our Asset Management segment. Expenses were well controlled, down 19% from the prior year. This did not fully mitigate the decline in revenues and pre-tax income declined 51%.

Assets under management however, declined by 12%, or $4.2 billion, during fiscal 2009. Positive net inflows for the year were offset by market depreciation. Despite adverse market conditions, net inflows for the managed programs amounted to approximately $730 million in 2009. Portfolios managed by Eagle experienced approximately $535 million in market depreciation in 2009. Market depreciation within RJCS/Freedom portfolios was approximately $1.2 billion. Money market fund assets decreased as a result of the transfer of approximately $2.6 billion, primarily to the new bank sweep program, in September 2009, contributing to the money market net outflow of $3.1 billion for the year. Performance results were very good, as 91% of the investment managers participating in the RJCS program outperformed their indices for the five year period ended September 30, 2009. Of Eagle’s eight principal investment programs, all outperformed their indices during the same period. At September 30, 2009, four of the eight funds managed by Eagle had earned a four-star or better overall rating from Morningstar.

Non-managed fee-based assets increased 24%, or $5.6 billion, from 2008 due to positive net inflows of approximately $6.5 billion. Non-managed programs witnessed a decline in market values in the amount of $900 million in fiscal 2009 as compared to a market decline of $5.9 billion in the prior year.

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 - Asset Management

Asset Management revenues increased modestly in fiscal 2008 as compared to the prior year despite a slight decline in assets under management as most of the decline occurred in the last few weeks of the 2008 fiscal year. Expenses were well controlled, thus pre-tax income declined only 2%. Assets under management declined by 6% or $2.4 billion during the 2008 fiscal year as positive net sales did not offset a significant decline in the market value of portfolios. Portfolios managed by Eagle experienced approximately $1.9 billion in market depreciation in fiscal 2008 compared to $2.1 billion in appreciation during the prior year. Market depreciation within RJCS/Freedom portfolios was approximately $4 billion compared to appreciation of $1.3 billion in fiscal 2007. Other fee-based programs (non-managed) witnessed a decline in market values in the amount of $5.9 billion in fiscal 2008 as compared to a gain of $1.4 billion in the prior year. Despite adverse market conditions, net inflows for the segment amounted to approximately $7 billion in fiscal 2008. This included approximately $2.3 billion in managed accounts (including Eagle) and $4.7 billion in non-managed fee-based accounts. Money market fund assets increased despite the transfer of $550 million to RJ Bank in March 2008. Performance results were very good, as 87% of the investment managers participating in the RJCS program outperformed their indices for the five year period ended September 30, 2008. Of Eagle’s 11 principal investment programs, 10 outperformed their indices during the same period. At September 30, 2008, five of the eight funds managed by Eagle had earned a four-star overall rating from Morningstar.

Results of Operations - RJ Bank

The following table presents consolidated financial information for RJ Bank for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2009	(Decr.)	2008	(Decr.)	2007
	($ in 000's)
Interest Earnings
Interest Income	$ 349,110	(14%)	$ 407,123	46%	$ 278,248
Interest Expense	26,717	(86%)	191,537	(1%)	193,747
Net Interest Income	322,393	50%	215,586	155%	84,501

Other (Loss) Income	(5,744)	(216%)	(1,819)	(237%)	1,324
Net Revenues	316,649	48%	213,767	149%	85,825

Non-Interest Expense
Employee Compensation and Benefits	10,425	3%	10,091	30%	7,778
Communications and Information Processing	1,552	37%	1,130	7%	1,052
Occupancy and Equipment	956	33%	721	-	719
Provision for Loan Losses	169,341	209%	54,749	86%	29,410
Other	54,364	56%	34,794	75%	19,861
Total Non-Interest Expense	236,638	133%	101,485	73%	58,820
Pre-tax Income	$ 80,011	(29%)	$ 112,282	316%	$ 27,005

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Fiscal Year
	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000’s)

Net Loan Charge-offs:
Corporate Loans	$ (80,538)	$ (10,169)	$ (629)
Residential/Consumer Loans	(26,686)	(3,447)	(453)

Total	$ (107,224)	$ (13,616)	$ (1,082)

Allowance for Loan Losses:
Corporate Loans	$ 122,096	$ 79,404	$ 42,358
Residential/Consumer Loans	28,176	8,751	4,664

Total	$ 150,272	$ 88,155	$ 47,022

	September 30,	September 30	September 30,
	2009	2008	2007
	(in 000’s)

Nonperforming Assets:
Corporate Loans	$ 91,068	$ 39,390	$ 682
Residential/Consumer Loans	76,005	22,918	5,036

Total	$ 167,073	$ 62,308	$ 5,718

Total Loans (1):
Corporate Loans	$ 4,325,876	$ 4,563,065	$ 2,769,517
Residential/Consumer Loans	2,418,369	2,620,317	1,941,714

Total	$ 6,744,245	$ 7,183,382	$ 4,711,231

(1) Net of unearned income and deferred expenses.

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 - RJ Bank

Net interest income increased $106.8 million, or 50%, while pre-tax income declined $32.3 million, or 29%.  The increase in net interest income resulted from the significant decline in market interest rates that occurred early in the fiscal year, leading to low interest rates being paid on the bank’s retail deposit accounts throughout the year. RJ Bank benefited as the rates on interest earning assets declined at a much slower pace than rates paid on deposits. The provision for loan losses increased $114.6 million, or 209%, resulting from increased nonperforming loans and net loan charge-offs. The increased provisions offset the positive impact of the improvement in net interest income on pre-tax income.

Net interest income improved due to an 86% decline in interest expense resulting from lower interest rates paid on deposits. Interest income declined as well, but by a much smaller percentage (14%), as a result of lower interest rates on loans and investments as compared to the prior year. RJ Bank’s corporate loan portfolio is predominantly LIBOR based and LIBOR was unusually high in comparison to other rates for a period of time early in the year, generating particularly good spreads.

Average total banking assets increased from $7.8 billion to $9.1 billion during the current fiscal year. However, due to reduced new loan production and paydowns on existing loans, total banking assets at September 30, 2009 decreased to $7.9 billion from $9.4 billion at September 30, 2008. Total banking assets are adjusted to exclude $3.2 billion and $1.9 billion, respectively, resulting from the year-end “gross-up” to meet a point in time regulatory asset composition requirement. Corporate loans as of year-end decreased from $4.6 billion to $4.3 billion, while retail and residential loans decreased from $2.6 billion to $2.4 billion. Correspondingly, deposit balances also declined, from $8.8 billion to $7.1 billion, excluding $2.3 billion of deposits at fiscal 2009 year-end retained to meet the point in time regulatory requirement.

The loan balances at RJ Bank have nearly tripled over the three-year period since September 30, 2006. This rapid growth, in combination with the impact of the significant national economic downturn on the loan portfolio, gave rise to an attendant increase in the allowance for loan losses. In addition, a significant decline in commercial real estate values and an increase in the actual and projected loss experience on residential loans led to an increase in the provision for loan losses to $169.3 million compared to $54.7 million in the prior year. Net loan charge-offs for the year were $107.2 million compared to $13.6 million in the prior year. Corporate loan charge-offs increased $70.3 million due to losses of $30 million in the residential acquisition and development sector and the charge-off of two commercial real estate related credits totaling $40.1 million. RJ Bank’s remaining exposure to residential acquisition and development loans is very limited, representing $37 million of the loans outstanding at year-end. The Allowance for Loan Losses (“ALL”) increased as a percentage of total loans from 1.23% to 2.23%. The ALL and nonperforming assets at September 30, 2009 reflect the results of the annual SNC review. RJ Bank’s loan portfolio does not include any subprime loans.

The increase in the ALL was driven by increased nonperforming assets as the loan portfolio has been adversely impacted by the current economic downturn and the decline in real estate values. Nonperforming assets increased during the year to $167.1 million from $62.3 million at the previous year-end. Credits in the commercial real estate sector, residential acquisition and development sector and loans tied to consumer spending have been particularly impacted. Additionally, increasing residential loan delinquencies have impacted nonperforming loan balances. Corporate nonperforming assets increased $51.7 million and residential/consumer nonperforming assets increased $53.1 million. A further deterioration of conditions within any given sector in which RJ Bank has significant exposure, or within the overall economy generally, could lead to substantial credit problems and additional significant provisions for loan losses and/or charge-offs.

As of September 30, 2009, the unrealized loss on our available for sale securities portfolio was $97.8 million, compared to $89 million as of September 30, 2008. The unrealized loss was due to continued wide interest rate spreads across market sectors related to the continued uncertainty in the residential non-agency CMO securities market. Certain securities were considered to be other-than- temporarily-impaired (“OTTI”) during the year because RJ Bank does not expect to recover the entire amortized cost basis, and therefore, an OTTI expense of $12.9 million was reflected in fiscal 2009 pre-tax income as compared to a $4.9 million OTTI charge in fiscal 2008.

Other expenses increased to $54.4 million during the year from $34.8 million for the previous year. The 56% increase was primarily attributable to an $11.3 million increase in FDIC insurance premiums as compared to the prior year, which was comprised of a special industry-wide assessment ($4 million) and increased FDIC premiums resulting from higher assessment rates issued during the year. In addition, there were $5.1 million more write-downs on other real estate owned as compared to the prior year.

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 – RJ Bank

Net interest income increased 155% and pre-tax profits at RJ Bank more than quadrupled during the fiscal year compared to the prior year. Interest revenue at RJ Bank increased 46% despite falling rates, with the loan balances increasing from $4.7 billion to $7.1 billion. The loan increase consisted primarily of 24% purchased residential mortgage pools and 73% corporate loans, with 97% of the latter purchased or originated participations in syndicated loans. As a result, total assets increased from $6.3 billion to $9.4 billion, adjusted to exclude the investment of the $1.9 billion FHLB advance repaid on October 1, 2008. Corporate loans increased from $2.8 billion to $4.6 billion, while retail and residential loans increased from $1.9 billion to $2.6 billion. The growth in loans was funded by the growth in customer deposits. The influx of client cash balances into the RJ Bank Deposit Program (reaching historically high levels), generated by a combination of new clients bringing cash to the firm, clients raising cash, and clients electing to hold their cash in FDIC insured accounts, plus the bulk transfer of $550 million in cash balances in March 2008, resulted in a $3.2 billion increase in deposit balances from $5.6 billion to $8.8 billion. As a result of the falling interest rate environment, interest expense fell 1% despite the higher balances. RJ Bank has benefited from the declining interest rate environment as the rates on the interest earning assets have declined at a slower pace than the rates paid on deposits. In addition, RJ Bank’s corporate loan portfolio is predominantly LIBOR based and LIBOR was unusually high in comparison to other rates for a period of time during the year, generating particularly good spreads. The growth in loan balances at RJ Bank gave rise to an attendant increase in the provisions for loan loss to $54.7 million compared to $29.4 million in the prior year. Net loan charge-offs for the year were $13.6 million compared to $1.1 million in the prior year. RJ Bank has no exposure to subprime loans.

In addition to the increase in the allowance for loan loss, charge-offs and nonperforming assets have increased as the loan portfolio has grown and aged. During the fiscal year ended September 30, 2008, RJ Bank experienced some credit quality deterioration in corporate credits in the Residential Acquisition and Development/Homebuilder Industry segment. Four credits in this segment account for approximately $35.7 million in nonaccrual loans (91% of the nonperforming corporate assets above) and three of those credits contributed $8.5 million in net charge-offs (83% of the corporate loan charge-offs above) for the fiscal year ended September 30, 2008. Total loans outstanding and commitments in this industry segment are $98 million and $116 million, respectively. Committed exposures to this industry segment have been reduced by more than 40% over the past year. Credit trends in other segments of our corporate loan portfolio remained relatively stable through September 30, 2008.

RJ Bank does not own any payment option ARM loans or subprime mortgage loans. SNC, large syndicated corporate loans that are reviewed under a common program in which several bank regulatory agencies participate, comprise approximately 90% of RJ Bank’s corporate loan portfolio. RJ Bank’s residential loan portfolio consists of 76% in interest-only mortgages. About 7% of the residential loan portfolio was originated under a streamlined documentation feature for high net worth clients or with reduced documentation, which may be considered Alt A. However, for streamlined documentation, very strict standards must be met including a minimum $1 million account relationship, maximum loan-to-value (“LTV”) of 70%, and minimum credit score of 720. In addition, the streamlined documentation feature is only available for purchases and is not available for cash out refinance transactions.

The following table presents average balance data and operating interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the years indicated:

	Year Ended
	September 30, 2009			September 30, 2008			September 30, 2007
		Operating	Average		Operating	Average		Operating	Average
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)

Interest-Earning Banking Assets:
Loans, Net of Unearned
Income (1):
Commercial Loans	$ 796,671	$ 32,180	4.04%	$ 653,604	$ 38,543	5.90%	$ 341,299	$ 24,835	7.28%
Real Estate Construction
Loans	350,910	9,973	2.84%	243,184	13,130	5.40%	66,380	5,256	7.92%
Commercial Real Estate
Loans	3,624,543	136,375	3.76%	2,942,556	167,560	5.69%	1,153,226	86,958	7.54%
Residential Mortgage Loans	2,705,660	141,251	5.22%	2,294,085	126,850	5.53%	1,615,469	87,632	5.42%
Consumer Loans	19,890	388	1.95%	10,702	477	4.46%	3,957	278	7.03%
Total Loans, Net	$ 7,497,674	$ 320,167	4.27%	$ 6,144,131	$346,560	5.64%	$ 3,180,331	$204,959	6.44%
Reverse Repurchase
Agreements	565,055	1,321	0.23%	786,598	22,839	2.90%	878,822	46,438	5.28%
Agency Mortgage backed
Securities	274,343	3,802	1.39%	225,935	8,226	3.64%	199,514	11,086	5.56%
Non-agency Collateralized
Mortgage Obligations	242,634	20,571	8.48%	379,979	23,474	6.18%	229,108	12,808	5.59%
Money Market Funds, Cash
and Cash Equivalents	369,702	2,868	0.78%	190,954	5,416	2.84%	49,979	2,533	5.07%
FHLB Stock and Other	46,718	381	0.82%	12,439	608	4.89%	7,121	424	5.95%
Total Interest-Earning
Banking Assets	$ 8,996,126	$ 349,110	3.88%	$ 7,740,036	$ 407,123	5.26%	$ 4,544,875	$ 278,248	6.12%
Non-Interest-Earning
Banking Assets	62,646			24,835			16,410

Total Banking Assets	$ 9,058,772			$ 7,764,871			$ 4,561,285

Interest-Bearing
Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 212,358	$ 8,229	3.88%	$ 242,058	$ 10,780	4.45%	$ 239,478	$ 11,021	4.60%
Money Market, Savings,
and NOW Accounts (2)	8,119,074	15,794	0.19%	6,895,785	174,252	2.53%	3,890,955	179,741	4.62%
FHLB Advances and Other	58,122	2,694	4.64%	141,339	6,505	4.60%	56,932	2,985	5.24%

Total Interest-Bearing
Banking Liabilities	$ 8,389,554	$ 26,717	0.32%	$ 7,279,182	$ 191,537	2.63%	$ 4,187,365	$193,747	4.63%

Non-Interest-Bearing
Banking Liabilities	26,057			20,630			98,117

Total Banking
Liabilities	8,415,611			7,299,812			4,285,482
Total Banking
Shareholder's
Equity	643,161			465,059			275,803

Total Banking Liabilities
and Shareholders’
Equity	$ 9,058,772			$ 7,764,871			$ 4,561,285

(continued on next page)

	Year Ended
	September 30, 2009			September 30, 2008			September 30, 2007
		Operating	Average		Operating	Average		Operating	Average
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued from previous page)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Operating
Interest Income	$ 606,572	$ 322,393		$ 460,854	$ 215,586		$ 357,510	$ 84,501

Bank Net Interest (3):
Spread			3.56%			2.63%			1.49%
Margin (Net Yield on
Interest- Earning
Bank Assets)			3.58%			2.79%			1.86%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			107.23%			106.33%			108.54%
Return On Average (4):
Total Banking Assets			0.56%			0.91%			0.38%
Total Banking
Shareholder's Equity			7.86%			15.18%			6.27%
Average Equity to
Average Total
Banking Assets			7.10%			5.99%			6.05%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the years ended September 30, 2009, 2008, and 2007, respectively was $20.6 million, $15.1 million, and $8.1 million.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)	The increase in interest spreads is due to a rapid decline in short-term interest rates, which led to a decline in RJ Bank’s cost of funds.

(4)	In light of current economic conditions, RJ Bank experienced increased loan loss provisions.

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

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income:
Commercial Loans	$ 8,437	$ (14,800)	$ (6,363)	$ 22,725	$ (9,017)	$13,708
Real Estate Construction Loans	5,815	(8,972)	(3,157)	13,999	(6,125)	7,874
Commercial Real Estate Loans	38,835	(70,020)	(31,185)	134,924	(54,322)	80,602
Residential Mortgage Loans	22,758	(8,357)	14,401	36,812	2,406	39,218
Consumer Loans	409	(498)	(89)	474	(275)	199
Reverse Repurchase Agreements	(6,433)	(15,085)	(21,518)	(4,873)	(18,726)	(23,599)
Agency Mortgage Backed Securities	1,762	(6,186)	(4,424)	1,468	(4,328)	(2,860)
Non-agency Collateralized Mortgage Obligations	(8,485)	5,582	(2,903)	8,435	2,231	10,666
Money Market Funds, Cash and Cash Equivalents	5,070	(7,618)	(2,548)	7,145	(4,262)	2,883
FHLB Stock and Other	1,675	(1,902)	(227)	317	(133)	184

Total Interest-Earning Banking Assets	$ 69,843	$ (127,856)	$ (58,013)	$ 221,426	$ (92,551)	$ 128,875

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ (1,323)	$ (1,228)	$ (2,551)	$ 119	$ (360)	$ (241)
Money Market, Savings and
NOW Accounts	30,912	(189,370)	(158,458)	138,808	(144,297)	(5,489)
FHLB Advances and Other	(3,830)	19	(3,811)	4,426	(906)	3,520

Total Interest-Bearing Banking Liabilities	25,759	(190,579)	(164,820)	143,353	(145,563)	(2,210)

Change in Net Operating Interest Income	$ 44,084	$ 62,723	$ 106,807	$ 78,073	$ 53,012	$ 131,085

Results of Operations – Emerging Markets

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2009	(Decr.)	2008	(Decr.)	2007
	($ in 000's)
Revenues
Securities Commissions and
Investment Banking Fees	$ 7,162	(78%)	$ 32,292	(23%)	$ 41,879
Investment Advisory Fees	1,355	(59%)	3,326	30%	2,568
Interest Income	1,456	(63%)	3,987	(4%)	4,163
Trading Profits	4,531	341%	1,027	(80%)	5,254
Other	387	(60%)	975	(82%)	5,340
Total Revenues	14,891	(64%)	41,607	(30%)	59,204

Interest Expense	421	(66%)	1,235	3%	1,197
Net Revenues	14,470	(64%)	40,372	(30%)	58,007

Non-Interest Expense
Compensation Expense	14,381	(44%)	25,860	(8%)	28,010
Other Expense	7,296	(60%)	18,064	(23%)	23,383
Total Non-Interest Expense	21,677	(51%)	43,924	(15%)	51,393

Income (Loss) Before Taxes
and Minority Interest	(7,207)	103%	(3,552)	(154%)	6,614

Minority Interest in
Pre-tax (Losses) Income Held by Others	(2,321)	1,742%	(126)	(104%)	2,995
Pre-tax (Loss) Earnings	$ (4,886)	(43%)	$ (3,426)	(195%)	$ 3,619

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 – Emerging Markets

Emerging markets in fiscal 2009 consists of the results of our joint ventures in Latin America, including Argentina, Uruguay and Brazil. The global economic slowdown and credit crisis continued to significantly impact emerging markets in all business lines. The results in the emerging market segment declined to a $4.9 million loss from a $3.4 million loss in the prior year. This decline was a result of a $24 million, or 80%, decline in commission revenues which was almost entirely offset by a $3.5 million increase in trading profits and a $22 million decline in non-interest expenses. Our minority interest partners shared in $2.3 million of the fiscal 2009 loss before taxes. In December, our joint venture in Turkey ceased operations and subsequently filed for protection under Turkish bankruptcy laws. We have fully reserved for our equity interest in this joint venture.

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 – Emerging Markets

Emerging markets consists of the results of our joint ventures in Argentina, Uruguay, Brazil and Turkey. The results in the emerging market segment declined from a $3.6 million profit in fiscal 2007 to a $3.4 million loss in fiscal 2008. This decline was a result of a greater decline in revenues than an increase in expenses. Expenses were impacted by our investment in Brazil. The global economic slowdown and credit crisis significantly impacted emerging markets in all business lines. Commission revenue declined 23% in fiscal 2008 as compared to the prior year as the economic slowdown and a series of political crises in Turkey and Argentina during 2008 severely undermined investors’ confidence in these countries. Trading profits declined due to losses taken in proprietary positions in Turkey. The commission expense portion of compensation expense declined in proportion to the decline in commission revenue. Other expenses in fiscal 2007 were unusually high due to the accrual of tax liabilities and the related legal expenses. As of September 30, 2008, we were still awaiting the final outcome of the litigation in Turkey, and in light of the suspension of the entity’s license, our ability to continue as a going concern in Turkey was uncertain. We had fully reserved for our investment in the Turkish joint venture as of September 30, 2008 and, accordingly, fiscal 2008 pre-tax earnings did not include any net impact of our Turkish joint venture.

Results of Operations – Stock Loan/Borrow

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2009	(Decr.)	2008	(Decr.)	2007
	($ in 000's)
Interest Income and Expense
Interest Income	$ 10,269	(72%)	$ 36,843	(46%)	$ 68,685
Interest Expense	3,838	(86%)	26,552	(55%)	59,276
Net Interest Income	6,431	(38%)	10,291	9%	9,409

Non-Interest Expenses	2,780	(15%)	3,257	(26%)	4,406
Pre-tax Income	$ 3,651	(48%)	$ 7,034	41%	$ 5,003

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 – Stock Loan/Borrow

A decrease of approximately $431 million, or 45%, in average stock borrow balances from the prior year, combined with lower interest rates, resulted in net interest in this segment declining 38%. The vast majority of the balances continue to be matched book business on which average spreads declined from 0.65% to 0.41%. Expenses continue to be closely monitored and were 15% lower than in the prior year. This was not enough to offset the 38% decline in net revenues and as a result pre-tax profits declined 48%.

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 – Stock Loan/Borrow

Despite an approximately 15% decline in average stock borrow balances from the 2007 fiscal year, net interest in this segment increased 9% in fiscal 2008. The vast majority of the balances were matched book business with similar asset and liability balances. Average spreads on the matched book business increased from 0.5% to 0.65% in fiscal 2008, resulting in the increased net interest. Expenses were lower in fiscal year 2008 than in the prior year resulting in a 41% increase in pre-tax profits.

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Propriety Capital segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2009	(Decr.)	2008	(Decr.)	2007
	($ in 000's)
Revenues
Investment Advisory Fees	$ 1,013	35%	$ 749	-	$ 746
Other	11,729	(47%)	22,120	192%	7,582
Total Revenues	12,742	(44%)	22,869	175%	8,328

Expenses
Compensation Expense	2,037	(45%)	3,682	61%	2,287
Other Expenses	1,603	(46%)	2,974	215%	944
Total Expenses	3,640	(45%)	6,656	106%	3,231

Minority Interest	8,067	(9%)	8,852	450%	1,608
Pre-tax Income	$ 1,035	(86%)	$ 7,361	111%	$ 3,489

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 – Proprietary Capital

Proprietary Capital results are driven by the valuations within Raymond James Capital Partners, L.P., the EIF Funds, the valuations of our direct merchant banking investments and our investments in third-party private equity funds. During fiscal 2009, our direct merchant banking investments and Raymond James Capital Partners L.P. portfolio increased in value by $2.4 million and $12.1 million, respectively, while the RJF private equity investment and EIF Funds portfolio decreased by $2.8 million. Since we do not own 100% of all of the investments held in this segment, $8.1 million of the net income is attributable to other investors.

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 – Proprietary Capital

Proprietary Capital results in fiscal year 2008 were driven by the valuations within Raymond James Capital Partners, L.P., Ballast Point Ventures I and II, L.P., the EIF Funds, our direct merchant banking investments managed by Raymond James Capital, Inc. and the third-party private equity funds in which RJF was invested. During fiscal 2008, our direct merchant banking investments, Raymond James Capital Partners L.P. and RJF private equity investment portfolio increased in value by $3 million, $8.2 million and $4 million, respectively.

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	Year Ended
	September 30,	% Incr.	September 30,	% Incr.	September 30,
	2009	(Decr.)	2008	(Decr.)	2007
	($ in 000's)
Revenues
Interest Income	$ 7,597	(67%)	$ 22,824	(25%)	$ 30,478
Other	(444)	71%	(1,522)	(123%)	6,696
Total Revenues	7,153	(66%)	21,302	(43%)	37,174

Other Expense	26,955	(34%)	40,973	28%	31,921
Pre-tax (Loss) Income	$ (19,802)	(1%)	$ (19,671)	(474%)	$ 5,253

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 - Other

Revenue in the Other segment includes interest earnings on available corporate cash balances and gains/losses on corporate investments, including company-owned life insurance used as a funding vehicle for non-qualified deferred compensation programs. Expenses in this segment are predominantly executive compensation and beginning in August 2009, interest on our senior notes. This interest will be approximately $26 million annually.

Year ended September 30, 2008 Compared with the Year ended September 30, 2007 - Other

Revenue in the Other segment includes interest earnings on available corporate cash balances and gains/losses on corporate investments, including company-owned life insurance used as a funding vehicle for non-qualified deferred compensation programs. Expenses in this segment are predominantly executive compensation and certain compensation accruals related to our benefit plans as a result of increased profitability at RJ Bank.

Liquidity and Capital Resources

Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, the monitoring of the availability of alternative sources of financing and the daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of capital to our business units consider, among other factors, projected profitability and cash flow, risk and impact on future liquidity needs. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure as well as maintains the relationships with various lenders. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

During 2008, the unprecedented volatility of the financial markets, accompanied by a severe deterioration of economic conditions worldwide, had a pronounced adverse effect on the availability of credit through traditional sources. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders reduced and, in some cases, ceased to provide us with funding. While these conditions somewhat improved during 2009, the availability of credit through traditional sources remained limited. See Sources of Liquidity-Borrowings section below for additional information.

Liquidity is provided primarily through our business operations and financing activities.

Cash provided by operating activities during the fiscal year ended September 30, 2009 was approximately $414 million, primarily attributable to our positive net earnings and the decreases in brokerage client receivables, segregated assets (directly correlated to decreases in brokerage client deposits), stock-borrowed receivables and receivables from broker-dealers and clearing organizations. This was partially offset by decreases in brokerage client deposits, stock-loaned payables and payables to broker-dealers and clearing organizations.

Investing activities used $1.07 billion, which is primarily attributable to loan originations and purchases of available for sale securities and an increase in securities purchased under agreements to resell at RJ Bank. This was partially offset by loan repayments and maturations and repayments of available for sale securities at RJ Bank.

Financing activities used $242 million, predominantly as a result of repayments of the borrowed funds outstanding as of September 30, 2008, which included a $1.9 billion overnight borrowing to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at September 30, 2008. This was offset by proceeds from borrowed funds including a $900 million overnight borrowing to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at September 30, 2009, $297 million in capital raised from the issuance of senior debt and an increase in deposits of $649 million at RJ Bank.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted credit facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

In addition to the liquidity provided through our business operations, we have various potential sources of capital.

Liquidity Available from Subsidiaries

Our two principal domestic broker-dealer subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At September 30, 2009, both of these brokerage subsidiaries far exceeded their minimum net capital requirements. At that date, these subsidiaries had excess net capital of $269 million, of which approximately $69 million is available for dividend (after taking into account regulatory or other restrictions, including debt covenants) while still maintaining a capital level well above regulatory “early warning” guidelines.

Subject to notification and in some cases approval by the OTS, RJ Bank may pay dividends to the parent company as long as RJ Bank maintains its “well capitalized” status under bank regulatory capital guidelines. However, certain of our debt covenants impose capital maintenance requirements on RJ Bank that may from time to time impact its ability to pay a dividend. See further discussion of RJ Bank’s ability to pay dividends in Note 25 of the Notes to the Consolidated Financial Statements.

Liquidity available to us from our subsidiaries, other than our broker-dealer subsidiaries and RJ Bank, is not limited by regulatory requirements, but is relatively insignificant.

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third-party lenders as of September 30, 2009:

	Committed	Committed	Uncommitted	Uncommitted	Total Financing
	Unsecured	Secured	Secured	Unsecured	Arrangements
	(in 000’s)

RJ&A	$ -	$ 325,000	$ 285,100	$ 200,000	$ 810,100
RJF	100,000	-	-	-	100,000
RJ Bank	10,000	-	-	-	10,000

Total Company	$ 110,000	$ 325,000	$ 285,100	$ 200,000	$ 920,100

At September 30, 2009, we maintained five 364-day committed and several uncommitted financing arrangements denominated in U.S. dollars totaling $920.1 million and one uncommitted line of credit denominated in Canadian dollars (“CDN”) in the amount of CDN $20 million. Lenders are under no obligation to lend to us under uncommitted credit facilities. Committed facilities include a $100 million unsecured revolving credit agreement in the name of RJF, which closed in February 2009. Committed facilities provided by commercial banks in the name of RJ&A include a $75 million bilateral repurchase agreement, a $150 million tri-party repurchase agreement and a $100 million secured line of credit. These facilities are subject to 0.013%, 0.05% and 0.05% commitment fees, respectively, and the required market value of the collateral ranges from 102% to 125%.

Additionally, RJ&A maintains $285.1 million in uncommitted secured facilities provided by commercial banks. Unsecured, uncommitted loan facilities available to RJ&A totaled $200 million.

At September 30, 2009, RJ Bank had a $10 million committed unsecured line of credit provided by a commercial bank for the sole purpose of purchasing Fed Funds to meet short-term and unexpected funding needs.

At September 30, 2009, there were collateralized financings outstanding in the amount of $104.3 million. Of this amount, consolidated repurchase agreement financings of $74.3 million are included in Securities Sold Under Agreements to Repurchase and $30 million in borrowings from uncommitted secured facilities are included in Other Borrowings on the Consolidated Statements of Financial Condition. Such financings are collateralized by non-customer, RJ&A-owned securities.

The interest rates for all of our financing facilities are variable and are based on the Fed Funds rate, LIBOR, credit default swaps rate or Canadian prime rate as applicable. Unlike committed credit facilities, uncommitted lenders are not subject to any formula determining the interest rates they may charge on a loan. For the fiscal year ended September 30, 2009, interest rates on the utilized financing facilities ranged from (on a 360 days per year basis) 0.58% to 5.00%. For the fiscal year ended September 30, 2008, those interest rates ranged from 1.58% to 7.75%.

We have guaranteed a settlement line of credit in Argentina for $9 million. There are also two unsecured settlement lines of credit available to the Argentina venture in the amount of $4.5 million. At September 30, 2009, there were no outstanding balances on these lines. The interest rate for these lines of credit ranged from 4% to 18%.

RJ Bank had $950 million in FHLB advances outstanding at September 30, 2009, comprised of one short-term fixed-rate advance, one overnight advance and several long-term, fixed-rate advances. The overnight advance of $900 million was made to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. Due to this overnight advance, RJ Bank had $304 million in immediate credit available from the FHLB on September 30, 2009 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB. Following the repayment of the $900 million overnight advance on October 1, 2009, RJ Bank had $1.2 billion in immediate credit available from the FHLB and total available credit of 40% of total assets with the pledging of additional collateral to the FHLB. See Note 11 of the Notes to Consolidated Financial Statements for more information. At September 30, 2009, all of the FHLB advances outstanding were secured by a blanket lien on RJ Bank’s residential loan portfolio and FHLB stock.

At September 30, 2009 and September 30, 2008, we had other debt of $359 million and $62.2 million, respectively. The balance at September 30, 2009 is comprised of a $59.1 million balance outstanding on our mortgage loan for our home-office complex and $300 million outstanding on our senior notes due August 2019. In August 2009, we sold $300 million in aggregate principal amount of 8.60% senior notes, due August 2019, in a registered public offering. Interest on these senior notes is payable semi-annually commencing on February 15, 2010. These senior notes may be redeemed in whole by us at any time, or in part from time to time prior to the maturity date, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 50 basis points, plus accrued and unpaid interest thereon to the redemption date.

Our long-term debt ratings are:  Standard and Poors BBB, Moody's Investor Services Baa2.

Other Sources of Liquidity

We own a significant number of life insurance policies utilized to fund certain non-qualified deferred compensation plans. We are able to borrow up to 90% of the cash surrender value of these policies, which have a recorded value of $117.7 million as of September 30, 2009. There are no borrowings outstanding against these policies as of September 30, 2009.

Our ability to provide additional capital to RJ Bank is limited by our available liquidity. At September 30, 2009, our available liquidity from which to provide capital to RJ Bank was approximately $175 million, consisting predominantly of the excess capital at our broker-dealer subsidiary, RJ&A, that was available from time to time for dividends to the parent company and other undeployed cash generated by the August 2009 senior note financing. See Note 21 of the Notes to Consolidated Financial Statements for information on the capitalization of RJ Bank as of September 30, 2009 and 2008.

See Contractual Obligations, Commitments and Contingencies section for information regarding our commitments.

Statement of Financial Condition Analysis

Our statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The items presented in our statement of financial condition are primarily liquid in nature, providing us with flexibility in financing our business. Total assets of $18.2 billion at September 30, 2009 were down approximately 12% from September 30, 2008. Most of this decrease is due to the decrease in segregated assets as a result of the multi-bank sweep program that began in September 2009 (see Note 10 of the Notes to Consolidated Financial Statements for discussion of this program).

As of September 30, 2009, our liabilities were comprised primarily of deposits of $9.4 billion at RJ Bank and brokerage client payables of $3.8 billion at the broker-dealer subsidiaries, as well as corporate debt of $359 million and other borrowings of $980 million. We primarily act as an intermediary in stock loan/borrow transactions. As a result, the liability of $490 million associated with the stock loan transactions is related to the $417 million receivable comprised of our cash deposits for stock-borrowed transactions. To meet our obligations to clients and operating needs, we have approximately $2.3 billion in cash and $2.3 billion in assets segregated pursuant to regulations. We also have client brokerage receivables of $1.5 billion and $6.6 billion in loans at RJ Bank.

Contractual Obligations, Commitments and Contingencies

We have contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements, partnership investments, commitments to extend credit, underwriting commitments and a naming rights agreement. The following table sets forth these contractual obligations by fiscal year:

	Total	2010	2011	2012	2013	2014	Thereafter
	(in 000’s)

Long-Term Debt (1)	$ 404,034	$ 3,075	$ 48,255	$ 3,445	$ 3,647	$ 3,860	$ 341,752
Variable Interest Entities’ Loans (2)	89,244	12,780	12,806	13,297	13,280	13,610	23,471
Short-Term Debt (1)	935,000	935,000	-	-	-	-	-
Operating Leases	224,824	45,602	39,672	34,403	28,915	19,640	56,592
Investments – Private Equity
Partnerships (3)	49,600	49,600	-	-	-	-	-
Certificates of Deposit	193,479	95,782	43,212	12,946	19,500	22,039	-
Commitments to Extend
Credit - RJ Bank (4)	1,920,186	1,920,186	-	-	-	-	-
RJ Multi-Family Unfunded Loans	6,793	6,793	-	-	-	-	-
Underwriting Commitments	28,953	28,953	-	-	-	-	-
Naming Rights for Raymond
James Stadium	23,659	3,409	3,545	3,687	3,835	3,988	5,195
Loans and Transition Assistance Commitments
to Financial Advisors (3)	29,796	14,599	9,771	5,341	85	-	-
Total	$ 3,905,568	$ 3,115,779	$ 157,261	$ 73,119	$ 69,262	$ 63,137	$ 427,010

(1)	See Notes 11 and 13 in the Notes to the Consolidated Financial Statements for additional information.

(2)	Loans which are non-recourse to us. See Note 12 in the Notes to the Consolidated Financial Statements for additional information..

(3)	See Note 16 in the Notes to the Consolidated Financial Statements for additional information.

(4)	Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future liquidity requirements.

Our Board of Directors approved up to $200 million in short-term or mezzanine financing investments, primarily related to investment banking transactions. As of September 30, 2009, we did not have any such investments. The Board of Directors has approved the use of up to $75 million for investment in proprietary merchant banking opportunities. As of September 30, 2009, we have invested approximately $33.5 million. The use of this capital is subject to availability of funds.

We are authorized by the Board of Directors to repurchase our common stock for general corporate purposes. There is no formal stock repurchase plan at this time. Since May 2004, our Board of Directors has authorized $150 million for repurchases at the discretion of our Board’s Share Repurchase Committee. As of September 30, 2009 the unused portion of this authorization was $65.4 million.

RJ Bank has outstanding at any time a significant number of commitments to extend credit, and other credit-related off balance sheet financial instruments such as standby letters of credit and loan purchases. Because many loan commitments expire without being funded in whole or part, the contract amounts are not estimates of our actual future credit exposure or our future liquidity requirements. Based on the underlying terms and conditions of these loans, management believes it is highly unlikely that a material percentage of these commitments would be drawn. Many of these loan commitments have fixed expiration dates or other termination clauses and, historically, a large percentage of the letters of credit expire without being funded.

As of September 30, 2009, RJ Bank had entered into term reverse repurchase agreements totaling $2 billion. The term agreements were with two counterparties having individual exposures of $1 billion each, which matured on October 1st and 2nd, 2009. Although RJ Bank was exposed to risk that these counterparties may not fulfill their contractual obligations, we believe the risk of default is minimal due to the U.S. Treasury or agency securities received as collateral, the creditworthiness of the counterparties, which is closely monitored, and the short duration of these agreements.

The FDIC announced in November 2009 that it will require insured financial institutions to pay on December 30, 2009 their estimated quarterly assessments for the fourth calendar quarter in 2009, as well as prepay their estimated assessments for the calendar years of 2010 through 2012. This measure was taken by the FDIC in order to ensure its ability to fund expenditures in connection with expected financial institution failures. The amount to be assessed will be based on a financial institution’s base assessment rate at September 30, 2009, and the financial institution’s regular assessment base (deposits) on September 30, 2009. The assessment rate will be increased by three basis points for calendar years 2011 and 2012 and the deposit base will be increased quarterly by an estimated 5% annual growth rate through the end of 2012. RJ Bank has estimated this prepaid FDIC insurance assessment to be approximately $45 million, which will be reflected as a prepaid asset on the Consolidated Statements of Financial Condition at the end of the first quarter in fiscal year 2010.

We are the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental”). Our ability to realize our expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, we would suffer a loss of some or all of our investment. The value of our leveraged lease with Continental is approximately $8 million, which is included in Other Assets on our Consolidated Statements of Financial Condition, as of September 30, 2009. Our equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014. Although Continental remains current on its lease payments to us, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of our investment and the acceleration of certain income tax payments. We continue to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

We offer loans and transition assistance to our financial advisors mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including but not limited to the financial advisor joining us and meeting certain production requirements. In certain circumstances, we may make commitments prior to funding them. As of September 30, 2009, we made commitments of approximately $29.8 million in loans and transition assistance that have not yet been funded.

In the normal course of business, certain subsidiaries of ours act as general partner and may be contingently liable for activities of various limited partnerships. These partnerships engaged primarily in real estate activities. In our opinion, such liabilities, if any, for the obligations of the partnerships will not in the aggregate have a material adverse effect on our consolidated financial position.

RJ&A and RJFS have been subject to ongoing investigations in connection with their sale of ARS. ARS are long-term debt and equity instruments whose interest/dividend rates are reset by periodic (typically weekly or monthly) auctions. The auctions also provided liquidity to ARS holders. Those auctions began failing in February 2008, resulting in holders being unable to liquidate investments they believed to be readily saleable for cash at par. The SEC, whose investigation is now in its sixteenth month, continues to take testimony of various individuals and from time to time seeks additional documents and information. The Office of Financial Regulation of the State of Florida, which began its investigation of us a year ago, has also sought extensive documentation and has been contacting our clients. In addition, Florida regulators have taken the testimony of approximately twenty individuals, who are employees or independent financial advisors. Extensive documentation has also been provided to the Office of the Attorney General of the State of New York, which is monitoring these investigations. To date, none of the regulators have reported to us on the status of their investigations or provided us with any indication as to a timeline for completing their investigations, nor have they made any demand of us to take any remedial action with respect to ARS held by our clients. If we were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or a significant portion of these ARS from certain clients, we would have to have sufficient regulatory capital and cash or borrowing power to do so, and at present we do not have such capacity. Because we believe we have meritorious defenses and do not have sufficient regulatory capital, cash or borrowing capacity to repurchase all or a significant portion of the remaining ARS held by our clients, any action to compel repurchasing ARS would likely be vigorously contested by us.

As of September 30, 2009, approximately two-thirds of the remaining $800 million of ARS currently held by Raymond James clients have been issued by funds of Nuveen Investments, a large mutual fund sponsor. Nuveen is currently pursuing alternatives to refinance the ARS issued by its funds. Although there can be no assurance that Nuveen's refinancing plans will be successful, their refinancing would significantly reduce our clients' holdings of ARS.

In addition, see Item 3, “Legal Proceedings,” for discussion of ARS and the potential implications of our current liquidity position on our ability to resolve these matters.

See Note 16 of the Notes to the Consolidated Financial Statements for further information on our commitments and contingencies.

Regulatory

Our broker-dealer subsidiaries are subject to requirements of the SEC in the United States and the IIROC in Canada relating to liquidity and capital standards. Our domestic broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJ&A, a member firm of FINRA, is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJ&A, RJFS, EFD and Raymond James (USA) Ltd. have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or 2% of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of Aggregate Debit Items. RJ&A, RJFS, EFD and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of September 30, 2009.

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IIROC) and the Early Warning System (By-Law No. 30 of the IIROC). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IIROC may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IIROC. The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 during fiscal 2009 or 2008.

RJ Bank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJ Bank must meet specific capital guidelines that involve quantitative measures of RJ Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJ Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJ Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of September 30, 2009, that RJ Bank meets all capital adequacy requirements to which it is subject.

RJ Bank’s ability to maintain its “well capitalized” level may be limited by our ability to continue to provide capital to RJ Bank. At September 30, 2009, our available liquidity from which to provide capital to RJ Bank was $175 million, consisting predominantly of the excess capital at our broker-dealer subsidiary, RJ&A, that was available from time to time for dividends to the parent company and other undeployed cash generated by the August 2009 senior note financing.

RJ Bank applied to the OCC to convert from a federal savings bank to a national bank on November 29, 2008 and RJF applied to the Federal Reserve Board to become a bank holding company on December 5, 2008. RJF had a preliminary visit by a Federal Reserve Board examiner in January 2009. During August 2009, the Federal Reserve Board conducted a pre-approval inspection of RJF. The Federal Reserve Board has completed its inspection but not its report and continues to present questions that arose in the course of that inspection. RJF is currently unable to estimate if or when it could be approved as a bank holding company. Federal Reserve Board staff also indicated that resolution of our outstanding ARS issue could impact the timing of RJF’s conversion application. The OCC has completed its inspection of RJ Bank and we are not aware of any impediments to RJ Bank’s conversion to a national bank, other than approval by the Federal Reserve Board of RJF as a bank holding company.

Our business plan for RJ Bank is for it to become a commercial bank, enabling it to have a majority of its loan portfolio composed of corporate and commercial real estate loans. If RJ Bank remains a thrift, its business mix would be required to be oriented to loans related to residential real estate and other qualifying thrift assets.

See Note 21 of the Notes to the Consolidated Financial Statements for further information on regulatory and capital requirements.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. We believe that of our significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of our operations and our financial position.

Valuation of Financial Instruments, Investments and Other Assets

The use of fair value to measure financial instruments, with related gains or losses recognized in our Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes.

“Trading instruments” and “Available for sale securities” are reflected in our Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or in our other comprehensive income, depending on the underlying purpose of the instrument.

We measure the fair value of our financial instruments in accordance with generally accepted accounting principles (“GAAP”). GAAP defines fair value, establishes a framework that we use to measure fair value and provides for certain disclosures we provide about our fair value measurements included in our financial statements. Refer to Notes 3 and 4 in our Notes to Consolidated Financial Statements for these disclosures.

Fair value is defined by GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date. We determine the fair values of our financial instruments and any other assets and liabilities required by GAAP to be recognized at fair value in the financial statements as of the close of business at each financial statement reporting period. For impairment tests or assessments of non-financial instruments such as goodwill, certain real estate owned and other long-lived assets, GAAP does not require us to apply the above described fair value measurement process to such assets until our next fiscal year (i.e. beginning October 1, 2009) .

In determining fair value in accordance with GAAP, we use various valuation approaches, including market and/or income approaches. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when assumptions of market participants are not readily available, our own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. GAAP provides for the following three levels to be used to classify our fair value measurements:

Level 1—Financial instruments included in Level 1 are highly liquid instruments with quoted prices in active markets for identical assets or liabilities. These include equity securities traded in active markets and certain U. S. Treasury securities, other governmental obligations, or publicly traded corporate debt securities.

Level 2—Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date. Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities consisting of collateral loan obligation securities, certain mortgage-backed securities and most derivative instruments.

Level 3—Financial instruments reported in Level 3 do not have two-way markets and are measured using our best estimate of fair value, where significant inputs into the determination of fair value are unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include equity securities with unobservable inputs such as those investments made in our proprietary capital segment, certain non-agency backed collateralized loan obligation securities, certain non-agency backed asset-backed securities and certain municipal and corporate obligations.

GAAP requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when performing our fair value measurements. The availability of observable inputs can vary from instrument to instrument and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

Valuation Techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain collateralized mortgage obligations (“CMOs”), asset-backed securities (“ABS”) and certain collateralized debt obligations, to be inactive as of September 30, 2009. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers. The specific valuation techniques utilized for the categorization of financial instruments presented in our Consolidated Statements of Financial Condition are described below.

Trading Instruments and Trading Instruments Sold but Not Yet Purchased

Trading Securities

Trading securities are comprised primarily of the financial instruments held by our broker-dealer subsidiaries (see Note 4 of the Notes to the Consolidated Financial Statements for more information). When available, we use quoted prices in active markets to determine the fair value of these securities. Such instruments are classified within Level 1 of the fair value hierarchy. Examples include exchange traded equity securities and liquid government debt securities.

When instruments are traded in secondary markets and quoted market prices do not exist for such securities, we utilize valuation techniques including matrix pricing to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal repayments, and default probabilities. Instruments valued using these inputs are typically classified within Level 2 of the fair value hierarchy. We utilize prices from independent services to corroborate our estimate of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price, or use other methods including broker-dealer price quotations.

Positions in illiquid securities that do not have readily determinable fair values require significant judgment or estimation. For these securities we use pricing models, discounted cash flow methodologies, or similar techniques. Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. For certain CMOs, where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, these securities are currently classified as Level 3 even though we believe that Level 2 inputs will likely be obtainable should markets for these securities become more active in the future.

Derivatives

We enter into interest rate swaps and futures contracts as part of our fixed income business to facilitate customer transactions and to hedge a portion of our trading inventory. In addition, to mitigate interest rate risk should there be a significantly rising rate environment, RJ Bank may purchase interest rate caps. See Note 14 of the Notes to the Consolidated Financial Statements for more information. RJ Bank also enters into commitments to sell originated, fixed-rate mortgage loans as well as commitments to sell Small Business Administration (“SBA”) loans. Fair values for derivative contracts are obtained from counterparties and from pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivative contracts are typically classified within Level 2 of the fair value hierarchy.

Available for Sale Securities

Available for sale securities are comprised primarily of CMOs and other residential mortgage related debt securities. These securities are generally held by RJ Bank. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses, net of deferred taxes, reported in shareholders' equity as a component of accumulated other comprehensive income (“OCI”) unless the loss is considered to be other-than-temporary, in which case the related credit loss portion is recognized as a loss in other revenue.

The fair value of available for sale securities is determined by obtaining third-party pricing service bid quotations and third-party broker-dealer quotes. Third-party pricing service bid quotations are based on current market data. The third-party pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other current market information as well as cash flow expectations and, when available, loan performance data. The market inputs the third-party pricing service normally seeks for these price evaluations are based upon observable data including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

For senior non-agency CMOs where a significant difference exists between the third-party pricing service bid quotation and the third-party broker-dealer quote, we utilize a discounted cash flow analysis to determine which price quote is most representative of fair value under the current market conditions. In most cases (20 of 25 senior securities at September 30, 2009), third-party pricing service bid quotations based upon observable data as described above were determined to be the most representative indication of fair value for these securities. For the five remaining senior securities, our discounted cash flow analysis indicated third-party broker-dealer quotes were more representative and accordingly, we gave correspondingly more weight to that indicator of fair value. In order to validate that the inputs used by the third-party pricing service are observable, we request, on a quarterly basis, their inputs for a sample of senior securities and compare these inputs to those we considered appropriate and used in our own discounted cash flow analysis. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

For all subordinated non-agency CMOs, we estimate fair value by utilizing discounted cash flow analyses, using observable market data where available as well as our own unobservable inputs. The unobservable inputs utilized in these valuation techniques reflect our own supposition about the assumptions that market participants would use in pricing a security, including those about future delinquencies, loss severities, defaults and prepayments. Securities valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

If the third-party pricing service bid quotations and broker-dealer quotes are not available, or are deemed unreliable, then a security’s fair value is estimated using our discounted cash flow analyses as is used for the subordinated non-agency CMOs. In such instances, the securities measured are classified within Level 3 of the fair value hierarchy.

For securities in an unrealized loss position at period end we make an assessment whether these securities are impaired on an other-than-temporary basis. In order to evaluate our risk exposure and any potential impairment of these securities, on a periodic basis we review the characteristics of each security owned such as collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses and collateral coverage. The following factors are considered to determine whether an impairment is other-than-temporary: our intention to sell the security, our assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that we will recover the entire amortized cost basis of a security outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry, forecasted performance of the security, and any changes to the rating of the security by a rating agency. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded in other comprehensive income. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. The previous amortized cost basis of the security less the other-than-temporary impairment recognized in earnings establishes the new cost basis for the security.

We estimate the portion of loss attributable to credit using a discounted cash flow model. Our discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis.

Private Equity Investments

Private equity investments, held primarily by our Proprietary Capital segment, consist of various direct and third-party private equity and merchant banking investments. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. Direct private equity investments are valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued based on the financial statements of the partnerships. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Other Investments

Other investments consist primarily of Canadian government bonds and term deposits with Canadian financial institutions. The Canadian government bonds are measured at fair value with any changes recognized in our Consolidated Statements of Income for the period. The fair value is based upon recent external market transactions. The Canadian financial institution term deposits are recorded at cost, which approximates market value. These investments are classified within Level 1 of the fair value hierarchy.

Level 3 Assets and Liabilities

Level 3 assets were $162.9 million and $190.2 million as of September 31, 2009 and 2008, respectively, and represented approximately 13.2% of total assets measured at fair value as of September 30, 2009. Level 3 liabilities were less than $200,000 as of both September 30, 2009 and 2008, and represented less than 1% of total liabilities measured at fair value as of September 30, 2009.

Goodwill

Goodwill is related to our acquisition of Roney & Co. (now part of RJ&A) and Goepel McDermid, Inc. (now called Raymond James Ltd.). Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. GAAP does not provide for amortization of indefinite-life intangible assets such as goodwill. Rather, these assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This impairment test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

We use a combination of comparable transactions and discounted cash flow to estimate the fair value of our reporting units. We calculate an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. The selection of comparables and assumptions for the discounted cash flow scenarios and the weight assigned to each methodology requires significant judgment. As of September 30, 2009, the $63 million balance of goodwill had been allocated to the Private Client Group of RJ&A, and both the Private Client Group and Capital Markets segments of RJ Ltd. We performed our annual impairment testing as of December 31, 2008. Our analysis did not indicate impairment of the goodwill asset, despite the impact of unfavorable market conditions on the Private Client Group and Capital Market segments. We will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit falling below its carrying amount.

Allowance for Loan Losses and Other Provisions for Losses

We recognize liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, we accrue the most likely amount of potential loss within that range; if the single most likely amount of potential loss within the range is not determinable, we accrue the minimum potential loss from our range of probable loss.

We record reserves related to legal proceedings in Trade and Other Payables within our Consolidated Statements of Financial Condition. The determination of these reserve amounts requires significant judgment. We consider many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees; previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as we consider appropriate. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.

We make loans or pay advances to financial advisors, primarily for recruiting and retention purposes. We provide for an allowance for doubtful accounts based on an evaluation of our ability to collect such receivables. Our ongoing evaluation includes the review of specific accounts of financial advisors no longer associated with us and our historical collection experience.

We also record reserves or allowances for doubtful accounts related to client receivables. Client receivables at our broker-dealer subsidiaries are generally collateralized by securities owned by the brokerage clients. Therefore, when a receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations.

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. The allowance for loan losses is comprised of two components: allowances calculated based on formulas for homogeneous classes of loans and specific allowances assigned to certain classified loans individually evaluated for impairment. The calculation of the allowance based on formulas is subjective as we segregate the loan portfolio into homogeneous classes. Each class is then assigned an allowance percentage based on the perceived risk associated with that class of loans, which is then further segregated by loan grade.

RJ Bank’s loan grading process provides specific and detailed risk measurement across the corporate loan portfolio. The factors taken into consideration when assigning the allowance percentage to each allowance category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk, past loss history and examination results from regulatory agencies. In addition, we provide for potential losses inherent in RJ Bank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding.

As part of the ongoing evaluation process, charge-offs are considered on residential mortgage loans once the loans are delinquent 90 days or more and generally are taken before the loan is 120 days past due. A charge-off is taken for the difference between the loan amount and the amount that we estimate will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell. The property values are adjusted for anticipated selling costs and the balance is charged-off against the allowance. We predominantly use broker price opinions (“BPO”) for these valuations as access to the property is restricted during the foreclosure process and there is insufficient data available for a full appraisal to be performed. BPOs contain relevant and timely sale comparisons and listings in the marketplace, and therefore, we have found these BPOs to be good determinants of market value in lieu of appraisals and are more reliable than an automated valuation tool or the use of tax assessed values. A full appraisal is obtained post-foreclosure. We take further charge-offs against the owned asset if an appraisal has a lower valuation than the original BPO. If a loan remains in pre-foreclosure status for more than six months, an updated valuation is obtained and further charge-offs are taken if necessary. In addition, these loans are reviewed in a monthly delinquency meeting jointly administered by our retail banking and credit risk managers.

For individual loans identified as impaired, RJ Bank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. After consideration of the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the allowance deemed to be a confirmed loss, if any, is charged-off. For collateral dependent corporate loans secured by real estate, the amount of the allowance considered a confirmed loss and charged-off is generally equal to the difference between the recorded investment in the loan and the appraised value less estimated costs to sell the collateral. These impaired loans are then considered to be in a workout status and we continually evaluate all factors relevant in determining the collectability and fair value of the loan. Appraisals on these impaired loans are obtained early in the impairment process as part of determining fair value and are updated as deemed necessary given the facts and circumstances of each individual situation. We closely monitor all individual nonperforming commercial real estate loans. Certain factors such as guarantor recourse, additional borrower cash contributions or stable operations will mitigate the need for more frequent than annual appraisals. In our continuous evaluation of each individual loan, we consider more frequent appraisals in geographies where commercial property values are known to be experiencing a greater amount of volatility. For other corporate loans, we evaluate all sources of repayment, including the estimated liquidation value of collateral pledged, to arrive at the amount considered to be a loss and charged-off. Corporate banking and credit risk managers hold a monthly meeting to review criticized loans. Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

The majority of RJ Bank’s corporate loan portfolio is comprised of participations in SNC, or other large syndicated loans led by approximately 30 different financial institutions. The SNCs are loan syndications totaling over $20 million that are shared between three or more regulated institutions. The process for evaluating these SNC loans is consistent with the process described above for all corporate loans.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available at the time of their examination.

At September 30, 2009, the amortized cost of all RJ Bank loans was $6.8 billion and an allowance for loan losses of $150.3 million was recorded against that balance. The total allowance for loan losses is equal to 2.23% of the amortized cost of the loan portfolio.

The following table allocates RJ Bank’s allowance for loan losses by loan category:

	September 30,		September 30,		September 30,
	2009		2008		2007

		Loan Category		Loan Category		Loan Category
		as a % of		as a % of		as a % of
		Total Loans		Total Loans		Total Loans
	Allowance	Receivable	Allowance	Receivable	Allowance	Receivable
	($ in 000’s)

Commercial Loans	$ 15,279	13%	$10,147	10%	$ 4,471	7%

Real Estate
Construction Loans	3,237	3%	7,061	5%	2,121	3%

Commercial Real Estate
Loans (1)	103,580	49%	62,197	49%	35,766	49%

Residential Mortgage
Loans	28,088	35%	8,589	36%	4,659	41%

Consumer Loans	88	-	161	-	5	-

Total	$ 150,272	100%	$88,155	100%	$47,022	100%

(1)	Loans wholly or partially secured by real estate.

	September 30,		September 24,
	2006		2005

		Loan Category		Loan Category
		as a % of		as a % of
		Total Loans		Total Loans
	Allowance	Receivable	Allowance	Receivable
	($ in 000’s)

Commercial Loans	$ 3,663	12%	$1,574	14%

Real Estate
Construction Loans	548	2%	567	3%

Commercial Real Estate
Loans (1)	10,603	28%	2,878	14%

Residential Mortgage
Loans	3,878	58%	2,537	69%

Consumer Loans	2	-	37	-

Total	$18,694	100%	$7,593	100%

(1)	Loans wholly or partially secured by real estate

The current condition of the real estate and credit markets has substantially increased the complexity and uncertainty involved in estimating the losses inherent in RJ Bank’s loan portfolio. If our underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. These losses would result in a decrease in our net income as well as a decrease in the level of regulatory capital at RJ Bank.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. GAAP recognizes that the final outcome of certain tax positions we may take are uncertain, and provides standards for reflecting these uncertainties in our financial statements. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. See Note 15 of the Notes to the Consolidated Financial Statements for further information on our uncertain tax positions.

Effects of recently issued accounting standards, and accounting standards not yet adopted

In December 2007, the FASB issued new guidance on accounting for business combinations which includes the fundamental principle of recording the acquired business at fair value as well as requiring acquisition-related costs to be recognized separately from the acquisition and expensed as incurred. In addition, this new pronouncement requires extensive disclosures about the acquisition’s quantitative and qualitative effects including validation of the fair value of goodwill. This new guidance is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, we will apply this pronouncement to any of our business combinations occurring after October 1, 2009. This pronouncement did not affect our consolidated financial statements, but may have an effect on accounting for future business combinations.

In December 2007, the FASB issued new guidance requiring noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new guidance is applicable to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008. Accordingly, we will adopt this new pronouncement as of October 1, 2009. The adoption will result in an increase in stockholders’ equity of approximately $200 million on our opening fiscal year 2010 consolidated statement of financial condition; however, we do not expect the adoption of this pronouncement to have a material effect on our results of operations or cash flows.

In February 2008, the FASB delayed the effective date of the application of certain fair value pronouncements applicable to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Accordingly, we will apply this pronouncement to our financial statements for the fiscal year commencing on October 1, 2009, including interim periods. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

In February 2008, the FASB issued new guidance applicable to the accounting for transfers of financial assets and repurchase financing transactions. This new guidance addresses the issue of whether these transactions should be viewed as two separate transactions or as one "linked" transaction. The guidance includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. This new pronouncement is effective for fiscal years beginning after November 15, 2008. Accordingly, we will adopt this new guidance effective for our fiscal year 2010 including all interim periods. This new guidance applies only to original transfers made after that date; early adoption is not allowed. As of September 30, 2009, we had no positions for which this guidance would have been applicable.

In March 2008, the FASB issued new guidance regarding disclosures about derivative instruments and hedging activities. This new guidance required expanded disclosures regarding derivative instruments and hedging activities to include how and why an entity is using a derivative instrument or hedging activity, an explanation of its accounting for such instruments, and how the instrument affects the entity’s financial position and performance as well as cash flows. This new pronouncement also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures. We have adopted this new pronouncement during fiscal year 2009. See Note 14 of the Notes to Consolidated Financial Statements for the application of this pronouncement.

In June 2008, the FASB issued new guidance for determining whether instruments granted in share-based payment transactions are participating securities. This new guidance requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities under the two-class method and, therefore, included in the earnings allocation in computing earnings per share. This new guidance is effective for fiscal years beginning after December 15, 2008. Accordingly, we will apply this pronouncement to our consolidated financial statements effective in our fiscal year 2010 including all interim periods within the fiscal year. We have evaluated the impact of the adoption of this new guidance and have determined that our unvested restricted stock awards and units are participating securities requiring the two-class method of computing earnings per share. Under the two-class method, our basic and diluted earnings per common share for the year ended September 30, 2009 would have been $1.25 and $1.24, respectively.

In October 2008, the FASB issued new guidance for determining the fair value of a financial asset when the market for that asset is not active. We adopted this additional fair value determination guidance during fiscal year 2009. See Note 3 of the Notes to Consolidated Financial Statements for the outcome of our fair value determinations.

In April 2009, the FASB issued guidance on recognition and presentation of other-than-temporary impairments for debt securities classified as held-to-maturity to shift the focus from an entity’s intent to hold until recovery to its intent or requirement to sell. RJ Bank held securities that were included within the scope of this guidance. The guidance applied to previously OTTI securities as of the effective date and mandated a cumulative-effect adjustment from retained earnings to accumulated other comprehensive income on the opening balance sheet in the period of adoption, if material, for the non-credit portion of a previously OTTI debt security held as of the date of initial adoption. We adopted this guidance during fiscal year 2009. We did not record a cumulative-effect adjustment upon adoption of the guidance as we did not consider the adjustment to be material. See Note 5 of the Notes to Consolidated Financial Statements for the application of this guidance.

In April 2009, the FASB issued guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased as well as identifying circumstances that indicate a transaction is not orderly. We adopted this additional fair value determination guidance during fiscal year 2009. The adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new guidance to be used in the evaluation of trends and transactions that may occur and result in recognition or disclosure in the financial statements after the balance sheet date through the date the financial statements are issued. Provisions within this new guidance address the circumstances under which such events or transactions which occur subsequent to the reporting period-end must be recognized in the financial statements. We have adopted this new guidance during fiscal year 2009 and it did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued new guidance regarding the accounting for transfers of financial assets, as an amendment of previously issued guidance. This new guidance eliminates the Qualified Special Purpose Entity (“QSPE”) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. This new guidance requires additional year-end and interim disclosures and is not effective for us until October 1, 2010, and for subsequent interim and annual reporting periods thereafter. Early adoption is prohibited. We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any variable interest entities which we are a party to. This new guidance is not effective for us until October 1, 2010 and earlier adoption is prohibited. We are currently evaluating the impact the adoption of this new guidance will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

Information concerning our off balance sheet arrangements is included in Note 22 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

Effects of Inflation

Our assets are primarily liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects our expenses, including employee compensation, communications and occupancy, which may not be readily recoverable through charges for services we provide to our clients.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

Risks are an inherent part of our business and activities. Management of these risks is critical to our fiscal soundness and profitability. Our risk management processes are multi-faceted and require communication, judgment and knowledge of financial products and markets. Our senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring and control of various risks. The principal risks involved in our business activities are market, credit, liquidity, operational, and regulatory and legal.

Market Risk

Market risk is our risk of loss resulting from changes in interest rates and security prices. We have exposure to market risk primarily through our broker-dealer and banking operations. Our broker-dealer subsidiaries, primarily RJ&A, trade tax-exempt and taxable debt obligations and act as an active market maker in approximately 699 listed and over-the-counter equity securities. In connection with these activities, we maintain inventories in order to ensure availability of securities and to facilitate client transactions. RJ Bank holds investments in mortgage-backed securities and CMOs within its available for sale securities portfolio as well as SBA loan securitizations not yet transferred. Additionally, primarily within our Canadian broker-dealer subsidiary, we invest in securities for our own proprietary equity investment account.

See Notes 3 and 4 of the Notes to the Consolidated Financial Statements for information regarding the fair value of trading inventories associated with our broker-dealer client facilitation, market-making and proprietary trading activities in addition to RJ Bank’s securitizations. See Note 5 of the Notes to the Consolidated Financial Statements for information regarding the fair value of available for sale securities.

Changes in value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type and have established trading divisions that have responsibility for each product type. Our primary method of controlling risk in our trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits. Limits are established both for categories of securities (e.g., OTC equities, corporate bonds, municipal bonds) and for individual traders. As of September 30, 2009, the absolute fixed income and equity inventory limits excluding the contractual underwriting commitments for our domestic subsidiaries, were $1.96 billion and $59.8 million, respectively. The same inventory limits applicable to our Canadian broker-dealer subsidiary RJ Ltd. as of September 30, 2009, were CDN $46.6 million and CDN $72.9 million, respectively. Our trading activities in the aggregate were significantly below these limits at September 30, 2009. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, we monitor the exposure in our derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risk. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

In the normal course of business, we enter into underwriting commitments. RJ&A and RJ Ltd., as a lead, co-lead or syndicate member in the underwriting deal, may be subject to market risk on any unsold shares issued in the offering to which we are committed. Risk exposure is controlled by limiting participation, the deal size or through the syndication process.

Interest Rate Risk

We are exposed to interest rate risk as a result of maintaining trading inventories of fixed income instruments and actively manage this risk using hedging techniques that involve swaps, futures, and U.S. Treasury and agency MBS pass-through obligations. We monitor, on a daily basis, the Value-at-Risk (“VaR”) in our institutional Fixed Income trading portfolios (cash instruments and interest rate derivatives). VaR is a statistical technique for estimating the potential loss in trading portfolios due to typical adverse market movements over a specified time horizon at a particular confidence level.

To calculate VaR, we use historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that we could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year on average over the course of time. During the fiscal year ended September 30, 2009, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR one time.

However, trading losses on a single day could exceed the reported VaR by significant amounts in unusually volatile markets and might accumulate over a longer time horizon, such as a number of consecutive trading days. Accordingly, we employ additional interest rate risk controls including stress testing, position limits, a daily review of trading results, review of the status of aged inventory, independent controls on pricing, monitoring of concentration risk and review of issuer ratings.

The following table sets forth the high, low and daily average VaR for our overall institutional portfolio during the fiscal year ended September 30, 2009, with the corresponding dollar value of our portfolio:

	Year Ended September 30, 2009			VaR at
			Daily	September 30,	September 30,
	High	Low	Average	2009	2008
	($ in 000's)

Daily VaR	$ 1,095	$ 296	$ 563	$ 710	$ 586
Related Portfolio Value (Net) (1)	$ 119,986	$ 97,195	$ 101,186	$ 180,047	$ 103,047
VaR as a Percent
of Portfolio Value	0.91%	0.30%	0.56%	0.39%	0.57%

(1)	Portfolio value achieved on the day of the VaR calculation.

The modeling of the risk characteristics of trading positions involves a number of assumptions and approximations. While we believe that our assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions or approximations could produce materially different VaR estimates. As a result, VaR statistics are more reliable when used as indicators of risk levels and trends within a firm than as a basis for inferring differences in risk-taking across firms.

See Note 14 of the Notes to the Consolidated Financial Statements for additional information regarding our derivative financial instruments.

RJ Ltd.’s net income is sensitive to changes in interest rate conditions. Assuming a shift of 100 basis points in interest rates and using interest-bearing asset and liability balances as of September 30, 2009, RJ Ltd.'s sensitivity analysis indicates that an upward movement would increase RJ Ltd.'s net income by approximately CDN $4.1 million, whereas a downward shift of the same magnitude would decrease RJ Ltd.'s net income by approximately CDN $1.5 million. This sensitivity analysis is based on the assumption that all other variables remain constant.

RJ Bank maintains an earning asset portfolio that is comprised of mortgage, corporate and consumer loans, as well as mortgage-backed securities, CMOs, securities purchased under resale agreements, short-term U.S. Treasury bills, SBA loan securitizations, deposits at other banks and other investments. Those earning assets are funded by RJ Bank’s obligations to customers and FHLB advances. Based on the current earning asset portfolio of RJ Bank, market risk for RJ Bank is limited primarily to interest rate risk. In the current market and economic environment, short-term interest rate risk has been severely impacted as credit conditions have rapidly deteriorated and financial markets have experienced widespread illiquidity and elevated levels of volatility. RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank's Asset/Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The Asset/Liability Management Committee uses several measures to monitor and limit RJ Bank's interest rate risk including scenario analysis, interest repricing gap analysis and limits, and net portfolio value limits. Simulation models and estimation techniques are used to assess the sensitivity of the net interest income stream to movements in interest rates. Assumptions about consumer behavior play an important role in these calculations; this is particularly relevant for loans such as mortgages where the client has the right, but not the obligation, to repay before the scheduled maturity. To ensure that RJ Bank is within the limits established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated for a variety of scenarios. RJ Bank utilizes its own internal asset/liability model to analyze the available data.

The following table is an analysis of RJBank’s estimated net interest income over a twelve month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Changes	Net Interest	Projected Change in
in Rate	Income	Net Interest Income
	($ in 000s)
+300	$ 220,599	(10.61%)
+200	229,325	(7.07%)
+100	238,053	(3.54%)
-	246,780	-%

The following table presents the amount of RJ Bank’s interest earning assets and interest bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at September 30, 2009:

	Repricing Opportunities
	0 - 6 Months	7 – 12 Months	1 – 5 Years	5 or More Years
	(in 000’s)

Interest Earning Assets:
Loans	$ 4,967,604	$ 651,872	$ 1,126,824	$ 34,935
Available for sale securities	313,596	29,836	130,110	133,276
Other investments	3,833,082	-	-	-
Total Interest Earning Assets	9,114,282	681,708	1,256,934	168,211
Interest Bearing Liabilities:
Transaction and savings accounts	9,229,908	-	-	-
Certificates of deposit	53,498	42,284	97,697	-
Federal Home Loan Bank Advances	900,000	5,000	45,000	-
Total Interest Bearing Liabilities	$ 10,183,406	$ 47,284	$ 142,697	$ -
GAP	$ (1,069,124)	$ 634,424	$ 1,114,237	$ 168,211
Cumulative GAP	$ (1,069,124)	$ (434,700)	$ 679,537	$ 847,748

The following table shows the distribution of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2009:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)

Commercial Loans	$ 3,071	$ 801,946	$ 805,017
Real Estate Construction Loans	-	147,644	147,644
Commercial Real Estate Loans (1)	10,186	2,864,576	2,874,762
Residential Mortgage Loans	27,441	2,371,033	2,398,474
Consumer Loans	-	20,445	20,445

Total Loans	$ 40,698	$ 6,205,644	$ 6,246,342

(1)
Of this amount, $1.2 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of September 30, 2009. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

To mitigate interest rate risk in a significantly rising rate environment, RJ Bank purchased three-year term interest rate caps with high strike rates (more than 300 basis points higher than current rates) during the fiscal year ended September 30, 2008 that will increase in value if interest rates rise and entitle RJ Bank to cash flows if interest rates rise above strike rates. RJ Bank minimizes the credit or repayment risk of derivative instruments by entering into transactions only with high-quality counterparties whose credit rating is investment grade. See Note 14 of the Notes to the Consolidated Financial Statements for further information.

Equity Price Risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. Our Canadian broker-dealer has a proprietary trading business with 31 traders. The average aggregate inventory held for proprietary trading during the fiscal year ended September 30, 2009 was CDN $10.9 million. Our equity securities inventories are recorded at fair value at each reporting period and there are no material unrecorded gains or losses.

Foreign Exchange Risk

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of September 30, 2009, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $14.8 million and CDN $5.9 million, respectively.

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

We are engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. We manage this risk by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security and loan concentrations, holding and marking to market collateral on certain transactions and conducting business through clearing organizations, which guarantee performance.

Our client activities involve the execution, settlement, and financing of various transactions on behalf of our clients. Client activities are transacted on either a cash or margin basis. Credit exposure associated with our PCG segment results primarily from customer margin accounts, which are monitored daily and are collateralized. When clients execute a purchase, we are at some risk that the client will renege on the trade. If this occurs, we may have to liquidate the position at a loss. However, most private clients have available funds in the account before the trade is executed. We monitor exposure to industry sectors and individual securities and perform analysis on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

We are subject to concentration risk if we hold large positions, extend large loans to, or have large commitments with a single counterparty, borrower, or group of similar counterparties or borrowers (e.g. in the same industry). Securities purchased under agreements to resell consist primarily of securities issued by the U.S. government or its agencies. Receivables from and payables to clients and stock borrow and lending activities are conducted with a large number of clients and counterparties and potential concentration is carefully monitored. Inventory and investment positions taken and commitments made, including underwritings, may involve exposure to individual issuers and businesses. We seek to limit this risk through careful review of the underlying business and the use of limits established by senior management, taking into consideration factors including the financial strength of the counterparty, the size of the position or commitment, the expected duration of the position or commitment and other positions or commitments outstanding.

We are exposed to credit risk as a result of our leveraged lease with Continental. See the Contractual Obligations, Commitments and Contingencies section above for further discussion of this exposure.

The valuation of the mortgage-backed securities and non-agency CMOs held as available for sale securities by RJ Bank is impacted by the credit risk associated with the underlying residential loans. Underlying loan characteristics associated with this risk are considered in valuing these securities. See Note 5 of the Notes to the Consolidated Financial Statements for more information.

RJ Bank has a significant corporate and commercial loan portfolio. A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector where RJ Bank has significant exposure could result in large provisions for loan losses and/or charge-offs.

RJ Bank’s strategy for credit risk management includes well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all corporate, residential and consumer credit exposures. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of all corporate loans and individual delinquent residential and consumer loans. The credit risk management process also includes an annual independent review of the credit risk monitoring process that performs assessments of compliance with commercial, residential and consumer credit policies, risk ratings, and other critical credit information. RJ Bank seeks to identify potential problem loans early, record any necessary risk rating changes and charge-offs promptly and maintain appropriate reserve levels for probable incurred loan losses. RJ Bank’s corporate loan portfolio is composed of approximately 250 borrowers, all of which are underwritten, managed and reviewed at RJ Bank’s corporate headquarters location, which facilitates close monitoring of the portfolio by credit risk personnel, relationship officers and senior RJ Bank executives. RJ Bank utilizes a comprehensive credit risk rating system to measure the credit quality of individual corporate loans and related unfunded lending commitments, including the probability of default and/or loss given default of each corporate loan and commitment outstanding.

In evaluating credit risk, RJ Bank considers trends in loan performance, industry or customer concentrations, the loan portfolio composition, the level of allowance coverage relative to similar banking institutions and macroeconomic factors. During the fiscal year corporate profit levels have weakened, unemployment rates have risen, retail sales have declined and credit quality trends have deteriorated, all potentially negatively impacting loan performance. However, there have been signs that the capital markets have improved during the second half of the year as corporate borrowers have accessed the markets for new equity and debt. The decline in residential home values has had a significant adverse impact on residential mortgage loans. Median home prices continued to deteriorate during much of the year, though they have recently leveled or improved in many markets. These factors have negatively affected, and may continue to adversely impact our provision for loan losses and net charge-offs.

Several factors were taken into consideration in evaluating the allowance for loan losses at September 30, 2009, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each element of the portfolio and makes enhancements considered appropriate.

Changes in the allowance for loan losses of RJ Bank were as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000’s)

Allowance for Loan Losses,
Beginning of Period	$ 88,155	$ 47,022	$ 18,694
Provision For Loan Losses	169,341	54,749	29,410
Net Charge-Offs	(107,224)	(13,616)	(1,082)

Allowance for Loan Losses,
End of Period	$ 150,272	$ 88,155	$ 47,022

Allowance for Loan Losses to Total
Bank Loans Outstanding	2.23%	1.23%	1.00%

Rapid growth in loan balances (nearly 200% since the end of fiscal year 2006) in combination with the impact of the significant national economic downturn on the loan portfolio gave rise to an attendant increase in the loan loss provision during the current year. The significant decline in commercial real estate values and the increase in the actual and projected loss experience on residential loans also contributed to the increase in the provision for loan losses to $169.3 million compared to $54.7 million in the prior year.

The following table presents net loan charge-offs and the percentage of these net loan charge-offs to the average outstanding loan balances by loan category for the years ended September 30, 2009, 2008 and 2007:

	September 30,		September 30		September 30,
	2009		2008		2007
	Net Loan	% of Avg.	Net Loan	% of Avg.	Net Loan	% of Avg.
	Charge-off	Outstanding	Charge-off	Outstanding	Charge-off	Outstanding
	Amount	Loans	Amount	Loans	Amount	Loans
	(in $000’s)

Corporate	$ (80,538)	1.69%	$ (10,169)	0.26%	$ (629)	0.04%
Residential/Consumer	(26,686)	0.98%	(3,447)	0.15%	(453)	0.03%

Total	$ (107,224)	1.43%	$ (13,616)	0.22%	$ (1,082)	0.03%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. Charge-offs increased significantly during the year ended September 30, 2009, resulting from; the increase in the amount of loans outstanding over the three year period since September 30, 2006, the impact of the current economic environment on RJ Bank’s residential acquisition and development portfolio, the deterioration of the housing market which has increased the number and severity of losses on residential mortgage loans, and the charge-off of two commercial real estate related credits totaling $40.1 million early in fiscal 2009 (which represented half of the corporate net charge-offs for the year). The majority ($30 million) of the remaining corporate net charge-offs were within the residential acquisition and development sector.

The table below presents nonperforming loans and total allowance for loan losses by loan category at September 30, 2009, 2008 and 2007:

	September 30,		September 30,		September 30,
	2009		2008		2007
		Allowance for		Allowance for		Allowance for
	Nonperforming	Loan Losses	Nonperforming	Loan Losses	Nonperforming	Loan Losses
	Loan Balance	Balance	Loan Balance	Balance	Loan Balance	Balance
(in 000’s)

Corporate	$ 86,422	$ (122,096)	$ 37,462	$ (79,404)	$ 682	$ (42,358)
Residential/Consumer	71,960	(28,176)	20,702	(8,751)	3,383	(4,664)

Total	$ 158,382	$ (150,272)	$ 58,164	$ (88,155)	$ 4,065	$ (47,022)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans increased nearly 175% during the year ended September 30, 2009 reflecting the substantial increase in outstanding loans in recent years and the impact of the current economic downturn on RJ Bank’s borrowers. Included in nonperforming residential/consumer loans are $43.8 million in loans for which $22.8 million in charge-offs were previously recorded.

Loan Underwriting Policies

A component of RJ Bank’s credit risk management strategy is well-defined policies and procedures. RJ Bank’s underwriting policies for the major types of loans are:

Residential and Consumer Loan Portfolio

RJ Bank's residential loan portfolio consists of first mortgage loans originated by RJ Bank via referrals from our PCG financial advisors and first mortgage loans purchased by RJ Bank originated by select large financial institutions. These purchased mortgage loans represent over 90% of RJ Bank's residential loan portfolio. All of RJ Bank's residential loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, loan-to-value (“LTV”), and combined LTV (including second mortgage/home equity loans). Interest-only adjustable rate mortgages represent the majority of first mortgages in the residential portfolio. On average, three-fourths of the purchased residential loans are re-underwritten with updated borrower credit information and valuations, if warranted, by RJ Bank staff prior to purchase, with the remainder coming from long-standing sources and meeting high credit criteria. Approximately 93% of the residential loans are fully documented loans to owner-occupant borrowers. RJ Bank does not originate or purchase option ARM loans with negative amortization, reverse mortgages, or other types of exotic loan products. Loans with deeply discounted teaser rates are not originated or purchased. Originated 15 or 30-year fixed-rate mortgages are typically sold to correspondents and only retained on an exception basis. All of RJ Bank’s first mortgage loans are serviced by the seller or by third parties. RJ Bank’s consumer loan portfolio is comprised of personal loans and various credit lines, including home equity lines of credit. The consumer loan portfolio represents less than 1% of RJ Bank’s total loan portfolio. The underwriting policy for RJ Bank’s consumer loans includes a review of repayment history, the debt-to-income ratio of the borrower and the collateral for secured loans.

Corporate Loan Portfolio

RJ Bank's corporate loan portfolio is diversified among a number of industries and comprised of project finance real estate loans, commercial lines of credit and term loans, the majority of which (approximately 90%), are participations in SNC or other large syndicated loans led by approximately 30 different financial institutions. The SNCs are loan syndications totaling over $20 million that are shared between three or more regulated institutions. RJ Bank is sometimes involved in the syndication of the loan at inception and some of these loans have been purchased in secondary trading markets. As the process for evaluating the SNCs is consistent with the process for the other corporate loans in the portfolio, there is no additional risk with the SNCs as compared to any other loan in RJ Bank’s corporate loan portfolio. In addition, all corporate loans are subject to RJ Bank’s regulatory review by the OTS, the regulator of RJ Bank. The remainder of the corporate loan portfolio is comprised of smaller participations and direct loans. Regardless of the source, all loans are independently underwritten to RJ Bank credit policies, are subject to loan committee approval, and credit quality is continually monitored by RJ Bank’s corporate lending staff. RJ Bank credit policies include criteria related to LTV limits based upon property type, single borrower loan limits, loan term and structure parameters (including guidance on leverage and debt service coverage ratios), industry concentration limits, secondary sources of repayment and other criteria. A large portion of RJ Bank’s corporate loans are to borrowers in industries in which we have expertise, through coverage provided by our Capital Markets research analysts. More than half of RJ Bank's corporate borrowers are public companies and nearly two-thirds have annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of greater than $50 million. RJ Bank's corporate loans are generally secured by all assets of the borrower and in some instances are secured by mortgages on specific real estate. In a limited number of transactions, loans in the portfolio are extended on an unsecured basis to very creditworthy borrowers. There are no subordinated loans or mezzanine financings in the corporate loan portfolio.

Risk Monitoring Process

Another component of our credit risk strategy at RJ Bank is our ongoing risk monitoring and review processes for all residential, consumer and corporate credit exposures. There are various factors included in these processes, depending on the loan portfolio.

Residential and Consumer Loans

We track and review many factors to monitor credit risk in RJ Bank’s residential mortgage loan portfolio. These factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, geographic concentrations, borrower credit scores, LTV ratios, occupancy (i.e. owner occupied, second home or investment property), level of documentation, loan purpose, average loan size, and policy exceptions.

Residential mortgage and consumer loan delinquency levels have been increasing at RJ Bank due to the current economic downturn and the high level of unemployment. At September 30, 2009, loans over 30 days delinquent (including nonperforming loans) increased to 3.62% of residential and consumer loans outstanding, compared to 1.02% over 30 days delinquent at September 30, 2008 and 0.36% at September 30, 2007. However, our September 30, 2009 percentage compares favorably to the national average for over 30 day delinquencies of 9.46% as reported by the Federal Reserve.

The following table presents a summary of delinquent residential and consumer loans at September 30, 2009, 2008 and 2007:

	Delinquent Residential			Delinquent Residential and Consumer Loans
	and Consumer Loans			As a Percent of Outstanding
	Amount (in 000’s)			Loan Balances
	September 30,			September 30,
	2009	2008	2007	2009	2008	2007

30-89 days	$ 19,767	$ 7,087	$ 3,569	0.82%	0.27%	0.18%
90 days or more	67,640	19,507	3,384	2.80%	0.75%	0.18%

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. With all whole loans purchased on a servicing-retained basis and all originated first mortgages serviced by a third-party, the primary collection effort resides with the servicer. RJ Bank personnel direct and actively monitor the servicers’ efforts through extensive communications regarding individual loan status changes and requirements of timely and appropriate collection or property management actions and reporting, including management of other third parties used in the collection process (appraisers, attorneys, etc.). Additionally, every residential and consumer loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential or consumer loan over 60 days past due. Updated collateral valuations are obtained for loans over 90 days past due and partial charge-offs are taken on individual loans based upon these valuations.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

September 30,	September 30,
2009 (1)	2008 (2)
($ outstanding as a % of RJ Bank total assets)
6.1% CA	5.2% CA
4.3% NY	3.3% NY
3.5% FL	3.0% FL
1.9% NJ	2.1% NJ
1.4% VA	1.3% VA

(1)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $7.9 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2009 exclude short-term qualifying investments purchased with the proceeds of $2.3 billion in additional deposits received through the RJBDP, the majority of which were redirected to other third-party banks participating in the multi-bank program in October 2009, and the $900 million FHLB advance repaid on October 1, 2009.

(2)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $9.4 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2008 exclude short-term qualifying investments purchased with the proceeds of the $1.9 billion FHLB advance repaid on October 1, 2008 and the $60 million return of capital to RJF on October 2, 2008.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only; payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2009 and 2008, these loans totaled $1.7 billion and $2 billion, respectively, or approximately 70% of the residential mortgage portfolio. These loans are underwritten based on a variety of factors including the borrower’s credit history, debt to income ratio, employment, the LTV ratio, and the borrower’s disposable income and cash reserves. Interest-only loans are underwritten at the time of application or purchase based on the amortizing payment amount, and borrowers are required to meet stringent parameters regarding debt ratios, LTV levels, and credit score. In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors. A large percentage of these loans were projected to adjust to a lower payment than the current payment, and this percentage is likely to increase in a low interest rate environment. The outstanding balance of interest-only loans at September 30, 2009, based on their contractual terms, are scheduled to reprice as follows (in 000’s):

September 30, 2009

One year or less	$ 240,988
Over one year through two years	529,534
Over two years through three years	440,083
Over three years through four years	219,259
Over four years through five years	168,485
Over five years	83,123
Total Outstanding Interest-Only
Loan Balance	$ 1,681,472

Management does not believe these loans represent an unusual concentration of credit risk as all of these loans are conservatively underwritten, secured by first mortgages on one-to-four family residential real estate and diversified geographically.

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The LTV/FICO scores of RJ Bank’s residential first mortgage loan portfolio are as follows:

	September 30,	September 30,
	2009	2008

Residential First Mortgage
Loan Weighted Average
LTV/FICO (1)	64% / 751	64% / 750

(1) At origination. Small group of local loans representing less than 0.5% of residential portfolio excluded.

High LTV loans include all mortgage loans where the LTV is greater than or equal to 90% at origination and the borrower has not provided other credit support or purchased private mortgage insurance (“PMI”). At September 30, 2009 and 2008, RJ Bank held $233,000 and $472,000 respectively, in total outstanding balances for these loans, representing home equity lines of credit only.

Corporate Loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis for trends in borrower operational performance, payment history, credit ratings, collateral performance, loan covenant compliance and other factors including industry performance and concentrations. As part of the credit review process the loan grade is reviewed at least quarterly to confirm the appropriate risk rating for each credit. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”, in this report for additional information on RJ Bank’s risk monitoring process for the corporate loan portfolio.

Nonperforming corporate loans are defined as those loans where management has determined that full and timely collection of interest and principal is in doubt, loans which are 90 days past due, and those loans which are troubled debt restructurings. At September 30, 2009, excluding loans classified as nonperforming, there were no corporate loans delinquent greater than 30 days except for two loans totaling $2.8 million secured by marketable securities.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans at September 30, 2009 and 2008 were as follows:

September 30,	September 30,
2009 (1)	2008 (2)
($ outstanding as a % of RJ Bank total assets)

3.7% Healthcare (excluding hospitals)	3.3% Telecommunications
3.5% Retail Real Estate	3.2% Retail Real Estate
3.3% Telecommunications	3.2% Consumer Products/Services
3.3% Media Communications	3.1% Industrial Manufacturing
3.1% Office Properties	3.0% Healthcare (excluding hospitals)

(1)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $7.9 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2009 exclude the $2.3 billion in additional deposits received through the RJBDP, the majority of which were redirected to other third party banks participating in the multi-bank program in October 2009, and the $900 million FHLB advance repaid on October 1, 2009.

(2)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $9.4 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2008 exclude the $1.9 billion FHLB advance repaid on October 1, 2008 and the $60 million return of capital to RJF on October 2, 2008.

See Note 7 of the Notes to the Consolidated Financial Statements for more information.

Liquidity Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in this report for more information regarding our liquidity and how we manage our liquidity risk.

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes. In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Accounting, Operations, Information Technology, Legal, Compliance and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

A Compliance and Standards Committee comprised of senior executives meets monthly to consider policy issues. The committee reviews material customer complaints and litigation, as well as issues in operating departments, for the purpose of identifying issues that present risk exposure to either us or our customers. The committee adopts policies to deal with these issues, which are then disseminated throughout our operations.

We have established a Quality of Markets Committee that meets regularly to monitor the best execution activities of our trading departments as they relate to customer orders. This committee is comprised of representatives from the OTC Trading, Listed Trading, Options, Municipal Trading, Taxable Trading, Compliance and Legal Departments and is under the direction of one of our senior officers. This committee reviews reports from the respective departments listed above and recommends action for improvement when necessary.

Regulatory and Legal Risk

Legal risk includes the risk of PCG customer claims, the possibility of sizable adverse legal judgments and non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation in the different jurisdictions in which we conduct business. Regulatory oversight of the securities industry has become increasingly demanding over the past several years and we, as well as others in the industry, have been directly affected by this increased regulatory scrutiny.

We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, extension of credit, collection activities, money-laundering and record keeping. We have designated Anti-money Laundering Compliance Officers in each of our subsidiaries who monitor compliance with regulations adopted under the U.S.A. Patriot Act. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have financial and legal exposure. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

Our banking activities are highly regulated and subject to impact from changes in banking laws and regulations, including unanticipated rulings. Present economic conditions have led to rapid introduction of significant regulatory programs or changes affecting consumer protection and disclosure requirements, financial reporting and planned regulatory restructuring. Regulations and related requirements including the Bank Secrecy Act and U.S.A. Patriot Act, as well as new regulatory or government programs, are closely monitored and acted upon to ensure a timely response.

Our major business units have compliance departments that are responsible for regularly reviewing and revising compliance and supervisory procedures to conform to changes in applicable regulations.

We have experienced an increase in the number of claims as a result of the market downturn and the illiquidity of ARS. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion of our reserve policy under "Critical Accounting Policies" in Item 7, “Management’s Discussion of Analysis of Financial Condition and Results of Operations”, also see Item 3, "Legal Proceedings" and Item 1, “Business -Regulation”.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Raymond James Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the Company) as of September 30, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Raymond James Financial, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 25, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

November 25, 2009
Tampa, Florida
Certified Public Accountants

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	September 30,
	2009	2008
	($ in 000’s)
Assets
Cash and Cash Equivalents	$ 2,306,085	$ 3,207,493
Assets Segregated Pursuant to Regulations and Other Segregated Assets	2,310,261	4,311,933
Securities Purchased under Agreements to Resell and Other Collateralized Financings	2,306,186	950,546
Financial Instruments, at Fair Value:
Trading Instruments	431,445	314,008
Available for Sale Securities	509,073	577,933
Private Equity and Other Investments	291,389	209,915
Receivables:
Brokerage Clients, Net	1,463,136	1,850,464
Stock Borrowed	416,964	675,080
Bank Loans, Net	6,593,973	7,095,227
Brokers-Dealers and Clearing Organizations	38,610	186,841
Other	540,035	344,594
Deposits with Clearing Organizations	83,799	94,242
Prepaid Expenses and Other Assets	260,427	287,836
Investments in Real Estate Partnerships - Held by Variable Interest Entities	270,139	239,714
Property and Equipment, Net	186,232	192,450
Deferred Income Taxes, Net	156,399	108,765
Goodwill	62,575	62,575

	$ 18,226,728	$ 20,709,616

Liabilities And Shareholders' Equity
Trading Instruments Sold but Not Yet Purchased, at Fair Value	$ 93,376	$ 123,756
Securities Sold Under Agreements to Repurchase	102,758	122,728
Payables:
Brokerage Clients	3,789,870	5,789,952
Stock Loaned	490,240	695,739
Bank Deposits	9,423,387	8,774,457
Brokers-Dealers and Clearing Organizations	157,032	266,272
Trade and Other	177,769	154,915
Other Borrowings	980,000	2,150,000
Accrued Compensation, Commissions and Benefits	330,879	345,782
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	89,244	102,564
Corporate Debt	359,034	62,224

	15,993,589	18,588,389

Minority Interests	200,676	237,322
Commitments and Contingencies (See Note 16)

Shareholders' Equity
Preferred Stock; $.10 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized
350,000,000 Shares; Issued 127,039,672 at
September 30, 2009 and 124,078,129 at September 30, 2008	1,227	1,202
Shares Exchangeable into Common Stock; 249,168
at September 30, 2009 and 273,042 at September 30, 2008	3,198	3,504
Additional Paid-In Capital	416,662	355,274
Retained Earnings	1,737,591	1,639,662
Accumulated Other Comprehensive Income	(41,803)	(33,976)
	2,116,875	1,965,666
Less: 3,975,136 and 3,825,619 Common Shares in Treasury, at Cost	84,412	81,761
	2,032,463	1,883,905

	$ 18,226,728	$ 20,709,616

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in 000’s, except per share amounts)
	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
Revenues:
Securities Commissions and Fees	$ 1,634,285	$ 1,888,745	$ 1,740,717
Investment Banking	95,124	124,062	192,114
Investment Advisory Fees	147,798	212,478	206,076
Interest	443,584	724,063	726,992
Net Trading Profits	48,004	(1,691)	16,476
Financial Service Fees	126,480	130,569	125,214
Other	107,244	126,706	101,990

Total Revenues	2,602,519	3,204,932	3,109,579

Interest Expense	56,953	392,229	499,664
Net Revenues	2,545,566	2,812,703	2,609,915

Non-Interest Expenses:
Compensation, Commissions and Benefits	1,673,114	1,906,366	1,766,690
Communications and Information Processing	121,646	123,578	114,161
Occupancy and Equipment Costs	104,185	97,613	79,881
Clearance and Floor Brokerage	33,258	31,346	30,746
Business Development	78,627	95,750	88,067
Investment Advisory Fees	32,140	50,764	47,452
Bank Loan Loss Provision	169,341	54,749	29,410
Other	96,854	69,989	71,011
Total Non-Interest Expenses	2,309,165	2,430,155	2,227,418

Minority Interest in Earnings of Subsidiaries	(12,373)	(4,306)	(9,727)

Income Before Provision for Income Taxes	248,774	386,854	392,224

Provision for Income Taxes	96,024	151,776	141,794

Net Income	$ 152,750	$ 235,078	$ 250,430

Net Income per Share-Basic	$ 1.30	$ 2.02	$ 2.17
Net Income per Share-Diluted	$ 1.29	$ 1.97	$ 2.11
Weighted Average Common Shares
Outstanding-Basic	117,444	116,383	115,608
Weighted Average Common and Common
Equivalent Shares Outstanding-Diluted	118,749	119,059	118,693

Cash Dividends per Common Share	$ 0.44	$ 0.44	$ 0.40

Net Income	$ 152,750	$ 235,078	$ 250,430
Other Comprehensive Income, Net of Tax:
Change in Unrealized Loss on Available
for Sale Securities and Non-Credit Portion
of Other-Than-Temporary Impairment Losses	(5,848)	(54,377)	(2,150)
Change in Currency Translations	(1,979)	(9,790)	20,246
Total Comprehensive Income	$ 144,923	$ 170,911	$ 268,526
Other-Than-Temporary Impairment:
Total Other-than-Temporary Impairment Losses	$ (33,346)	$ (4,869)	$ -
Portion of Losses recognized in Other
Comprehensive Income (Before Taxes)	20,453	-	$ -
Net Impairment Losses Recognized in
Other Revenue	$ (12,893)	$ (4,869)	$ -

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in 000’s, except per share amounts)

							Accum-
			Shares Exchangeable				ulated Other
			into		Additional		Compre-	Treasury Stock		Total
	Common Stock		Common Stock		Paid-in	Retained	hensive	Common		Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balances at September 30, 2006	117,656	$1,150	362	$4,649	$205,198	$1,258,446	$12,095	(1,270)	$(17,669)	$1,463,869
Net Income Fiscal 2007						250,430				250,430
Cash Dividends - Common Stock
($0.40 per Share)						(48,488)				(48,488)
Purchase of Treasury Shares								(70)	(2,208)	(2,208)
Employee Stock Purchases	445	4			14,096				(7)	14,093
Exchangeable Shares	89		(89)	(1,145)	1,145
Exercise of Stock Options, Net of Forfeitures	2,713	22			23,098			334	3,834	26,954
Restricted Stock, Stock Option and Restricted
Stock Unit Expense					33,510					33,510
APIC Reclass Related to Unvested
Restricted Stock Grants					48					48
Net Unrealized Loss on Available for Sale
Securities (1)							(2,150)			(2,150)
Net Change in Currency Translations							20,246			20,246
Other (1)						1,510				1,510
Balances at September 30, 2007	120,903	$1,176	273	$3,504	$277,095	$1,461,898	$30,191	(1,006)	$(16,050)	$1,757,814
Net Income Fiscal 2008						235,078				235,078
Cash Dividends - Common Stock
($0.44 per Share)						(53,151)				(53,151)
Purchase of Treasury Shares								(2,911)	(68,322)	(68,322)
Employee Stock Purchases	725	7			19,057				(5)	19,059
Exercise of Stock Options and Vesting of
Restricted Stock Units, Net of Forfeitures	2,450	19			14,837			91	2,616	17,472
Restricted Stock, Stock Option and Restricted
Stock Unit Expense					39,962					39,962
APIC Reclass Related to Unvested
Independent Contractor Stock Options					(151)					(151)
Net Unrealized Loss on Available for Sale
Securities (1)							(54,377)			(54,377)
Net Change in Currency Translations							(9,790)			(9,790)
Excess Tax Benefit from Share-Based Payments					4,460					4,460
Adoption of FIN 48						(4,163)				(4,163)
Other (1)					14					14
Balances at September 30, 2008	124,078	$1,202	273	$3,504	$355,274	$1,639,662	$(33,976)	(3,826)	$(81,761)	$1,883,905
Net Income Fiscal 2009						152,750				152,750
Cash Dividends - Common Stock
($0.44 per Share)						(54,140)				(54,140)
Exchangeable Shares	24	1	(24)	(306)	306					1
Purchase of Treasury Shares								(358)	(6,672)	(6,672)
Employee Stock Purchases	537	5			8,938			(5)	(74)	8,869
Exercise of Stock Options and Vesting of
Restricted Stock Units, Net of Forfeitures	2,401	19			18,661			51	1,137	19,817
Restricted Stock, Stock Option and Restricted
Stock Unit Expense					30,767					30,767
APIC Reclass Related to Unvested Independent
Contractor Stock Options					(1,175)					(1,175)
Net Unrealized Loss on Available for Sale
Securities and Non-Credit Portion of Other-
Than-Temporary Impairment Losses (1)							(5,848)			(5,848)
Net Change in Currency Translations							(1,979)			(1,979)
Excess Tax Benefit from Share-Based Payments					3,210					3,210
Joint Venture Share Exchange								163	2,958	2,958
Other					681	(681)				-
Balances at September 30, 2009	127,040	$1,227	249	$3,198	$416,662	$1,737,591	$(41,803)	(3,975)	$(84,412)	$2,032,463
(1) Net of tax                                                   See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)
(continued on next page)

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
Cash Flows From Operating Activities:
Net Income	$ 152,750	$ 235,078	$ 250,430
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	34,563	27,982	22,631
Deferred Income Taxes	(44,671)	32,422	(11,515)
Premium and Discount Amortization on Available for Sale
Securities and Unrealized/Realized Gain on Other Investments	(11,863)	(17,404)	(7,914)
Other-than-Temporary Impairment on Available for Sale Securities	12,893	4,868	-
Impairment of and Loss on Sale of Property and Equipment	7,374	36	20
Gain on Sale of Loans Available for Sale	(676)	(364)	(518)
Gain on Sale of Joint Venture Interest	-	-	(2,559)
Provision for Loan Loss, Legal Proceedings, Bad Debts and Other Accruals	186,376	68,764	37,138
Stock-Based Compensation Expense	31,746	42,127	36,563
Loss on Company-Owned Life Insurance	5,427	17,224	(7,620)

(Increase) Decrease in Operating Assets:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	2,001,672	(184,266)	(739,025)
Receivables:
Brokerage Clients, Net	385,568	(149,780)	(179,030)
Stock Borrowed	258,116	617,185	(224,163)
Brokers-Dealers and Clearing Organizations	148,231	38,724	(6,821)
Other	(198,106)	(45,584)	(122,198)
Securities Purchased Under Agreements to Resell and Other Collateralized
Financings, Net of Securities Sold Under Agreements to Repurchase	(80,610)	(126,096)	100,708
Trading Instruments, Net	(111,506)	109,971	85,010
Proceeds from Sale of Loans Available for Sale	76,957	34,933	39,778
Proceeds from sale of SBA loan securitizations	56,300	-	-
Origination of Loans Available for Sale	(208,852)	(30,029)	(39,695)
Excess Tax Benefits from Stock-Based Payment Arrangements	(3,210)	(4,460)	-
Prepaid Expenses and Other Assets	41,071	(187,682)	25,563
Minority Interest	(12,373)	(4,306)	(9,727)

Increase (Decrease) in Operating Liabilities:
Payables:
Brokerage Clients	(2,000,082)	114,092	1,062,194
Stock Loaned	(205,499)	(585,008)	45,643
Brokers-Dealers and Clearing Organizations	(109,240)	159,083	34,031
Trade and Other	17,785	(12,553)	54,379
Accrued Compensation, Commissions and Benefits	(15,725)	(10,288)	33,086
Income Taxes Payable	-	(9,011)	(27,516)

Net Cash Provided by Operating Activities	414,416	135,658	448,873

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)
(continued)
	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007

Cash Flows from Investing Activities:
Additions to Property and Equipment, Net	(35,539)	(51,043)	(46,081)
Proceeds from Sale of Joint Venture Interest, Net of Cash Disposed	-	-	3,514
Decrease (Increase) in Loans, Net	357,054	(2,787,599)	(2,135,521)
Purchases of Private Equity and Other Investments, Net	(88,780)	12,249	(68,788)
Investments in Company-Owned Life Insurance	(22,793)	(47,818)	(1,200)
Investments in Real Estate Partnerships-Held by Variable Interest Entities	(30,425)	(18,567)	(18,078)
Repayments of Loans by Investor Members of Variable Interest Entities Related
to Investments in Real Estate Partnerships	1,829	7,320	16,619
Securities Purchased Under Agreements to Resell, Net	(1,295,000)	200,000	(445,000)
Sale of Available for Sale Securities	-	-	81
Purchases of Available for Sale Securities	(102,516)	(209,546)	(396,450)
Available for Sale Securities Maturations and Repayments	149,829	110,385	102,700

Net Cash Used in Investing Activities	(1,066,341)	(2,784,619)	(2,988,204)

Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, Net	30,000	2,095,000	-
Proceeds from Issuance of Long-Term Debt, Net	297,043	-	-
Repayments of Borrowings, Net	(1,203,140)	(5,416)	(18,872)
Proceeds from Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	4,900	5,604	6,744
Repayments of Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	(18,220)	(19,519)	(36,339)
Proceeds from Capital Contributed to Variable Interest Entities
Related to Investments in Real Estate Partnerships	28,918	31,185	66,201
Exercise of Stock Options and Employee Stock Purchases	25,022	32,594	38,076
Increase in Bank Deposits, Net	648,930	3,189,198	2,778,379
Purchase of Treasury Stock	(4,339)	(67,243)	(578)
Dividends on Common Stock	(54,140)	(53,151)	(48,488)
Excess Tax Benefits from Stock-Based Payment Arrangements	3,210	4,460	-

Net Cash (Used in) Provided by Financing Activities	(241,816)	5,212,712	2,785,123

Currency Adjustment:
Effect of Exchange Rate Changes on Cash	(1,450)	(1,201)	3,079
Net (Decrease) Increase in Cash and Cash Equivalents	(895,191)	2,562,550	248,871
Cash Reduced by Deconsolidation of Certain Internally Sponsored
Private Equity Limited Partnerships	(6,217)	-	-
Cash Resulting from Consolidation of Variable Interest Entities
Related to Investments in Real Estate Partnerships	-	-	(291)
Cash Resulting from Consolidation of Limited Partnerships	-	-	3,945
Cash and Cash Equivalents at Beginning of Year	3,207,493	644,943	392,418

Cash and Cash Equivalents at End of Year	$ 2,306,085	$ 3,207,493	$ 644,943

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ 58,774	$ 396,693	$ 498,175
Cash Paid for Income Taxes	$ 137,618	$ 134,783	$ 177,087
Loans Charged-off, Net	$ 107,224	$ 13,616	$ 1,082
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

Raymond James Financial, Inc. (“RJF”) is a holding company headquartered in Florida whose subsidiaries are engaged in various financial services businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. In addition, some of these subsidiaries provide investment management services for retail and institutional clients and banking and trust services. The accounting and reporting policies of Raymond James Financial, Inc. and its subsidiaries (“we”, “our” or “us”) conform to accounting principles generally accepted in the United States of America (“U.S.”), the more significant of which are summarized below:

Basis of Presentation

The consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our material 100% owned subsidiaries. In addition we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 8. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

During the three months ended March 31, 2009, we relinquished control over the general partners of certain internally sponsored private equity limited partnerships. As a result, we deconsolidated seven entities during the three months ended March 31, 2009, which had assets of approximately $47.6 million.

Accounting Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Reporting Period

Our quarters end on the last day of each calendar quarter.

Subsequent events have been evaluated for either recognition in these financial statements, or for disclosure purposes herein as appropriate, through November 25, 2009 which is the date the consolidated financial statements were issued.

Recognition of Revenues

Securities transactions and related commission revenues and expenses are recorded on a trade date basis. Commission revenues are recorded at the amount charged to the customer, which, in certain cases, may include varying discounts.

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

Investment banking revenues are recorded at the time a transaction is completed and the related income is reasonably determinable. Investment banking revenues include management fees and underwriting fees, net of reimbursable expenses, earned in connection with the distribution of the underwritten securities, merger and acquisition fees, private placement fees and limited partnership distributions. Securities received in connection with investment banking transactions are carried at fair value.

We distribute our proprietary equity research products to our client base of institutional investors at no charge. These proprietary equity research products are accounted for as a cost of doing business.

We earn investment advisory fees based on the value of clients' portfolios. These fees are recorded ratably over the period earned.

Financial service fees include per account fees such as IRA fees, transaction fees on fee-based accounts, and servicing fees. The IRA, other annual account fees, and distribution fees are recognized into income as earned over the term of the contract. The transaction fees are collected from clients as trades are executed and are recognized into income. Servicing fees are collected from investment companies and partnerships for marketing services and are recorded as earned.

Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are recorded net of commissions remitted and included in other revenue. Total commissions generated by correspondents were $32.1 million, $39.7 million, and $39.6 million and commissions remitted totaled $28.7 million, $36.2 million, and $34 million for the years ended September 30, 2009, September 30, 2008, and September 30, 2007, respectively.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Assets Segregated Pursuant to Regulations and Other Segregated Assets

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Raymond James & Associates (“RJ&A”), as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, our Canadian broker-dealer subsidiary, Raymond James Limited (“RJ Ltd.”), is required to hold client Registered Retirement Savings Plan funds in trust. Segregated assets at September 30, 2009 and 2008 consist of cash and cash equivalents.

Raymond James Bank (“RJ Bank”) maintains interest-bearing bank deposits that are restricted for pre-funding letter of credit draws related to certain syndicated borrowing relationships in which RJ Bank is involved and occasionally pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances. In addition, RJ Bank maintains cash in an interest-bearing pass-through account to the Federal Reserve Bank in accordance with Regulation D of the Federal Reserve Act, which requires depository institutions to maintain minimum average reserve balances against its deposits.

Repurchase Agreements and Other Collateralized Financings

We purchase short-term securities under agreements to resell (“reverse repurchase agreements”). Additionally, we sell securities under agreements to repurchase (“repurchase agreements”). Both reverse repurchase and repurchase agreements are accounted for as collateralized financings and are carried at contractual amounts plus accrued interest. Other than RJ Bank’s policy described below, it is our policy to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, the collateral is valued daily, and we may require counterparties to deposit additional collateral (or may return collateral to counterparties) when appropriate. Other collateralized financings include secured call loans receivable held by RJ Ltd. These financings represent loans of excess cash to financial institutions which are fully collateralized by treasury bills and bear interest at call loan rates.

RJ Bank’s reverse repurchase agreements are accounted for as collateralized financing transactions and are carried at contractual amounts. Securities obtained under the reverse repurchase agreements have a market value exceeding the principal amount of the reverse repurchase agreements. The securities are held by third-party custodians and are segregated under written agreements that recognize RJ Bank’s interest in the securities. One custodian is a national bank affiliate of the repurchase agreement counterparty. The securities purchased are primarily mortgage-backed securities or collateralized mortgage obligations (“CMOs”) issued by U.S. agencies. The fair value of securities purchased is monitored and collateral is obtained from or returned to the counterparty when appropriate. These reverse repurchase agreements generally mature on the next business day, and may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations. RJ Bank has the right to sell, transfer or pledge the securities obtained under these reverse repurchase agreements.

Financial Instruments Owned, Financial Instruments Sold but Not Yet Purchased and Fair Value

Financial instruments owned and financial instruments sold, but not yet purchased are recorded at fair value. Fair value is defined by generally accepted accounting principles (“GAAP”) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date.

In determining the fair value of our financial instruments in accordance with GAAP, we use various valuation approaches, including market and/or income approaches. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when assumptions from market participants are not readily available, our own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. GAAP provides for the following three levels to be used to classify our fair value measurements:

Level 1—Financial instruments included in Level 1 are highly liquid instruments with quoted prices in active markets for identical assets or liabilities. These include equity securities traded in active markets and certain U. S. Treasury securities, other governmental obligations, or publicly traded corporate debt securities.

Level 2—Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date. Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities consisting of collateral loan obligation securities, certain mortgage-backed securities and most derivative instruments.

Level 3—Financial instruments reported in Level 3 do not have two-way markets and are measured using our best estimate of fair value, where the inputs into the determination of fair value are both significant to the fair value measurement and unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include equity securities with unobservable inputs such as those investments made in our proprietary capital segment, certain non-agency backed collateral loan obligation securities, certain non-agency backed asset-backed securities and certain municipal and corporate obligations.

GAAP requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when performing our fair value measurements. The availability of observable inputs can vary from instrument to instrument and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

Valuation Techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, asset backed securities (“ABS”) and certain collateralized debt obligations, to be inactive as of September 30, 2009. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

The specific valuation techniques utilized for the categorization of financial instruments presented in our Consolidated Statements of Financial Condition are described below.

Trading Instruments and Trading Instruments Sold but Not Yet Purchased

Trading instruments are comprised primarily of the financial instruments held by our broker-dealer subsidiaries. These instruments are recorded at fair value with unrealized gains and losses reflected in current period net income.

When available, we use quoted prices in active markets to determine the fair value of our trading securities. Such instruments are classified within Level 1 of the fair value hierarchy. Examples include exchange traded equity securities and liquid government debt securities.

When instruments are traded in secondary markets and quoted market prices do not exist for such securities, we utilize valuation techniques including matrix pricing to estimate fair value. Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades or to dealer price bids in similar securities in order to derive the fair value of the instruments. Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal repayments and default probabilities. Instruments valued using these inputs are typically classified within Level 2 of the fair value hierarchy. Examples include certain municipal debt securities, corporate debt securities, agency mortgage-backed securities (“MBS”), and restricted equity securities in public companies. We utilize prices from independent services to corroborate our estimate of fair value. Depending upon the type of security, the pricing service may provide a listed price, a matrix price or use other methods including broker-dealer price quotations.

Positions in illiquid securities that do not have readily determinable fair values require significant judgment or estimation. For these securities we use pricing models, discounted cash flow methodologies or similar techniques. Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. For certain CMOs, where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, these securities are currently classified as Level 3 even though we believe that Level 2 inputs will likely be obtainable should markets for these securities become more active in the future.

Available for Sale Securities

Available for Sale Securities are comprised primarily of CMOs and other mortgage related debt securities. The majority of these securities are held by RJ Bank along with certain equity securities that are held by one of our non-broker-dealer subsidiaries.

Interest on available for sale securities is recognized in interest income on an accrual basis. Discounts are accreted and premiums are amortized as an adjustment to yield over the contractual term of the security. A combination of the level factor and straight-line methods is used, the effect of which does not differ materially from the effective interest method. When a principal reduction occurs on a security, any related premium or discount is recognized as an adjustment to yield in the results of operations in the period in which the principal reduction occurs.

Unrealized gains or losses, except for those that are deemed to be other-than-temporary , are recorded in shareholders’ equity as a component of accumulated other comprehensive income (“AOCI”).

For securities in an unrealized loss position at period end we make an assessment whether these securities are impaired on an other-than-temporary basis (“OTTI”). In order to evaluate our risk exposure and any potential impairment of these securities, on a periodic basis we review the characteristics of each security owned such as collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses and collateral coverage. The following factors are considered to determine whether an impairment is other-than-temporary: our intention to sell the security, our assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that we will recover the entire amortized cost basis of a security outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry, forecasted performance of the security, and any changes to the rating of the security by a rating agency.

Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded in shareholders’ equity as a component of AOCI. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. We estimate the portion of loss attributable to credit using a discounted cash flow model. Our discounted cash flow model utilizes relevant assumptions such as prepayment rate and loss severity on a loan level basis. The previous amortized cost basis of the security less the other-than-temporary impairment recognized in earnings establishes the new cost basis for the security.

Realized gains and losses on sales of such securities are recognized using the specific identification method and reflected in net income in the period they are sold.

The fair value of available for sale securities is determined by obtaining third-party pricing service bid quotations and third-party broker-dealer quotes. Third-party pricing service bid quotations are based on current market data. The third-party pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other current market information as well as cash flow expectations and, when available, loan performance data. The market inputs the third-party pricing service normally seeks for these price evaluations are based upon observable data including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

Where a significant difference exists between the third-party pricing service bid quotation and the third-party broker-dealer quote, we utilize a discounted cash flow analysis to determine which price quote is most representative of fair value under the current market conditions. In most cases (20 of 25 senior securities at September 30, 2009), third-party pricing service bid quotations based upon observable data were determined to be the most representative indication of fair value for these securities. For the five remaining senior securities, our discounted cash flow analysis indicated third-party broker-dealer quotes were more representative and accordingly, we gave correspondingly more weight to that indicator of fair value. In order to validate that the inputs used by the third-party pricing service are observable, we request, on a quarterly basis, their inputs for a sample of senior securities and compare these inputs to those we considered appropriate and used in our own discounted cash flow analysis. Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

For all subordinated non-agency CMOs, we estimate fair value by utilizing discounted cash flow analyses, using observable market data where available as well as our own unobservable inputs. The unobservable inputs utilized in these valuation techniques reflect our own suppositions about the assumptions that market participants would use in pricing a security, including those about future delinquencies, loss severities, defaults and prepayments. Securities valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

If the third-party pricing service bid quotations and broker-dealer quotes are not available, or are deemed unreliable, then a security’s fair value is estimated using our discounted cash flow analyses as is used for the subordinated non-agency CMOs. In such instances, the securities measured are generally classified within Level 3 of the fair value hierarchy.

Derivative Contracts

We enter into interest rate swaps and futures contracts as part of our fixed income business to facilitate customer transactions and to hedge a portion of our trading inventory. These derivatives are recorded at fair value with the gain or loss and the related interest recorded in Net Trading Profits within the Consolidated Statements of Income for the period. Any collateral exchanged as part of the derivative agreement is recorded in broker receivables and payables in the Consolidated Statements of Financial Condition for the period.

To mitigate interest rate risk should there be a significantly rising rate environment, RJ Bank may purchase interest rate caps. Any interest rate caps purchased by RJ Bank are recorded at fair value with any changes in fair value recorded in earnings within the Consolidated Statements of Income for the period.

RJ Bank also enters into commitments to sell originated, fixed-rate mortgage loans as well as commitments to sell Small Business Administration (“SBA”) loans. Any such derivatives are recorded at fair value with any changes in fair value recorded in earnings within the Consolidated Statements of Income for the period.

We account for derivative financial instruments and hedging activities in accordance with GAAP. All derivatives in any of our broker-dealer subsidiaries or any derivative in one of our non-broker-dealer subsidiaries are accounted for as trading account assets or liabilities and recorded at fair value in the statement of financial condition with the realized and unrealized gains or losses recorded in the Consolidated Statements of Income for that period.

The fair value of our derivative contracts are obtained from counterparties and from pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivative contracts are typically classified within Level 2 of the fair value hierarchy. For a small portion of our derivative contracts where the model inputs require significant judgment, such derivative contracts are classified within Level 3.

Private Equity Investments

Private equity investments are held primarily in our Proprietary Capital segment and consist of various direct and third-party private equity and merchant banking investments. These investments are measured at fair value with any changes recognized in our Consolidated Statements of Income for the period.

The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets. Direct private equity investments are valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued based on the financial statements of the partnerships. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Other Investments

Other investments consist primarily of Canadian government bonds and term deposits with Canadian financial institutions. The Canadian government bonds are measured at fair value with any changes recognized in our Consolidated Statements of Income for the period. The fair value is based upon recent external market transactions. The Canadian financial institution term deposits are recorded at cost which approximates market value. These investments are classified within Level 1 of the fair value hierarchy.

See Notes 3 and 4 for the outcome of the application of these fair value policies and procedures.

Brokerage Client Receivables, Advances to Financial Advisors and Allowance for Doubtful Accounts

Brokerage client receivables include receivables of our asset management and broker-dealer subsidiaries. The receivables from asset management clients are primarily for accrued asset management service fees, while the receivables from broker-dealer clients are principally for amounts due on cash and margin transactions and are generally collateralized by securities owned by the clients. Both the receivables from the asset management and broker-dealer clients are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. When a broker-dealer receivable is considered to be impaired, the amount of the impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in our Consolidated Statements of Financial Condition.

We also make loans or pay advances to financial advisors, primarily for recruiting and retention purposes. We maintain an allowance for doubtful accounts based on an evaluation of our ability to collect such receivables. Our ongoing evaluation includes the review of specific accounts of financial advisors that we are no longer associated with as well as our historical collection experience. When the review of these accounts indicates that further collection activity is highly unlikely, the loans are written off and the corresponding allowance for doubtful accounts is reduced.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned transactions are reported as collateralized financings and recorded at the amount of collateral advanced or received. In securities borrowed transactions, we are generally required to deposit cash with the lender. With respect to securities loaned, we generally receive collateral in the form of cash in an amount in excess of the market value of securities loaned. We monitor the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Bank Loans and Allowances for Losses

Bank loans are comprised of loans originated or purchased by RJ Bank and include commercial and residential real estate loans, as well as non-real estate commercial and consumer loans. Those loans, which we have the intent and the ability to hold until maturity or payoff, are recorded at their unpaid principal balance plus any premium paid in connection with the purchase of the loan, less the allowance for loan losses and discounts received in connection with the purchase of the loan and net of deferred fees and costs on originated loans. Syndicated loans purchased are recognized as of the earlier of the settlement date or the delayed settlement compensation commencement date. Interest income is recognized on an accrual basis.

Loan origination fees and direct costs as well as premiums and discounts on loans that are not revolving are capitalized and recognized in interest income using the interest method. For revolving loans, the straight-line method is used based on the contractual term.  Loan commitment fees are generally deferred and accreted on a straight-line basis over the commitment period.

Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. Gains and losses on sales of these assets are included as a component of other income, while interest collected on these assets is included in interest income. Net unrealized losses are recognized through a valuation allowance by charges to income as a component of Other Revenue in the Consolidated Statements of Income and Comprehensive Income. Corporate loans are designated as held for investment upon inception and recognized in loans receivable. If we subsequently designate a corporate loan as held for sale, we then write down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value on an individual asset basis.

RJ Bank purchases the guaranteed portions of SBA section 7(a) loans and accounts for these loans in accordance with the policy for loans held for sale.  RJ Bank then aggregates like SBA loans with similar characteristics into pools for securitization to the secondary market. Individual loans may be sold prior to securitization.  Once the loans are securitized into a pool, the respective securities are classified as trading instruments and are carried at fair value based on RJ Bank’s intention to sell the securitizations within the near term. Any changes in the fair value as well as any realized gains or losses are reflected in Net Trading Profits. Transfers of the securitizations are all accounted for as sales at settlement date when RJ Bank has surrendered control over the transferred assets. RJ Bank does not retain any interest in the securitizations once they are sold.

Loans are placed on nonaccrual status when we determine that full payment of all contractual principal and interest is in doubt, or the loan is past due 90 days or more as to contractual interest or principal unless the loan, in our opinion, is well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off against interest income and accretion of the net deferred loan origination fees cease. Interest is recognized using the cash method for residential and consumer loans and the cost recovery method for corporate loans thereafter until the loan qualifies for return to accrual status. Loans are returned to an accrual status when the loans have been brought contractually current with the original or amended terms and have been maintained on a current basis for a reasonable period, generally six months.

If contractual terms on loans have been restructured to grant a concession to a borrower experiencing financial difficulties, and we do not receive adequate compensation, the restructuring is considered a troubled debt restructuring. In troubled debt restructurings, the concessions granted do not reflect current market conditions for a new loan of similar risk made to another borrower in similar financial circumstances.

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

RJ Bank established an allowance for loan losses to provide for probable losses incurred in RJ Bank’s loan portfolio. This allowance for loan loss is comprised of two components: allowances calculated based on formulas for homogenous classes of loans and specific allowances assigned to certain classified loans individually evaluated for impairment. The calculation of the allowance based on formulas is subjective as we segregate the loan portfolio into different homogeneous classes. Each class is then assigned an allowance percentage based on the perceived risk associated with that class of loans, which is then further segregated by loan grade. The factors taken into consideration when assigning the allowance percentage to each allowance category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, lending policies, local, regional, and national economic conditions; concentrations of credit risk; past loss history and examination results from regulatory agencies. In addition, we reserve for potential losses inherent in RJ Bank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding. This reserve for unfunded lending commitments is classified as an accrued liability in Trade and Other Payables in the Consolidated Statements of Financial Condition.

A loan is considered to be impaired when, based on current information and events, it is probable that RJ Bank will be unable to collect the scheduled payments of principal and interest on a loan when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. For individual loans identified as impaired, RJ Bank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, RJ Bank measures impairment based on the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans include certain nonaccrual corporate loans, nonaccrual residential real estate loans for which a specific allowance has been assigned, and both residential and corporate loans which have been modified in troubled debt restructurings. Interest income on impaired loans is recognized consistently with the recognition policy of nonaccrual loans.

Every residential and consumer loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential or consumer loan over 60 days past due. Charge-offs are considered on residential mortgage loans once the loans are delinquent 90 days or more and generally are taken before the loan is 120 days past due. A charge-off is taken for the difference between the loan amount and the amount that RJ Bank estimates will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell. The property values are adjusted for anticipated selling costs and the balance is charged-off against the allowance. RJ Bank predominantly uses broker price opinions (“BPO”) for these valuations as access to the property is restricted during the foreclosure process and there is insufficient data available for a full appraisal to be performed. BPOs contain relevant and timely sale comparisons and listings in the marketplace, and therefore, we have found these BPOs to be good determinants of market value in lieu of appraisals and are more reliable than an automated valuation tool or the use of tax assessed values. A full appraisal is obtained post-foreclosure. RJ Bank takes further charge-offs against the owned asset if an appraisal has a lower valuation than the original BPO, but does not reverse previously charged-off amounts if the appraisal is higher than the original BPO. If a loan remains in pre-foreclosure status for more than six months, an updated valuation is obtained and further charge-offs are taken if necessary. In addition, these loans are reviewed in a monthly delinquency meeting jointly administered by RJ Bank’s retail banking and credit risk managers.

Corporate loans are monitored on an individual basis, and the loan grade is reviewed at least quarterly to ensure the allowance is appropriate. When RJ Bank determines that it is likely that a corporate loan will not be collected in full, the allowance is evaluated. After consideration of the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the allowance deemed to be a confirmed loss, if any, is charged-off. For collateral dependent corporate loans secured by real estate, the amount of the allowance considered a confirmed loss and charged-off is generally equal to the difference between the recorded investment in the loan and the appraised value less estimated costs to sell the collateral. These impaired loans are then considered to be in a workout status and we continually evaluate all factors relevant in determining the collectability and fair value of the loan. Appraisals on these impaired loans are obtained early in the impairment process as part of determining fair value and are updated as deemed necessary given the facts and circumstances of each individual situation. All individual nonperforming commercial real estate loans as of September 30, 2009, are closely monitored by RJ Bank management. Certain factors such as guarantor recourse, additional borrower cash contributions or stable operations will mitigate the need for more frequent than annual appraisals. In our ongoing evaluation of each individual loan, we consider more frequent appraisals in geographies where commercial property values are known to be experiencing a greater amount of volatility. For other corporate loans, RJ Bank evaluates all sources of repayment, including the estimated liquidation value of collateral pledged, to arrive at the amount considered to be a loss and charged-off. Corporate banking and credit risk managers also hold a monthly meeting to review criticized loans. Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

The majority of RJ Bank’s corporate loan portfolio is comprised of participations in Shared National Credits (“SNC”), or other large syndicated loans led by approximately 30 different financial institutions. The SNCs are loan syndications totaling over $20 million that are shared between three or more regulated institutions. Most SNC loans are reviewed annually by their agent bank’s regulator, a process in which the other participating banks have no involvement. Once the SNC annual regulatory review process is complete, RJ Bank receives a summary of the review of these SNC credits from that regulator. This summary includes a synopsis of each credits’ ratings, loans that are designated for non-accrual status and directed charge-offs. RJ Bank must comply with non-accrual designations and directed charge-offs, and unless there have been material changes in the credit since the time of the review, must also comply with the rating recommendation. This insures that each bank participating in a SNC loan rates the loan consistently. Any rating changes impact RJ Bank’s reserves and charge-offs during the quarter that the SNC information is received from the regulator. The amount of such adjustments depend upon the rating category and whether RJ Bank had the loan rated differently (either more or less critically) than the SNC review findings and therefore, could result in higher (or lower) loan loss provisions than previously recorded. In addition, corporate loans are subject to RJ Bank’s internal review procedures and regulatory review by the Office of Thrift Supervision (“OTS”), the regulator of RJ Bank.

Investments in Real Estate Partnerships Held by Variable Interest Entities

One of our wholly owned subsidiaries is the managing member or general partner in several separate low-income housing tax credit funds. These funds invest in limited partnerships which purchase and develop affordable housing properties qualifying for federal and state low-income housing tax credits. Additional information is presented in Note 8.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of assets is primarily provided for using the straight-line method over the estimated useful lives of the assets, which range from two to seven years for software, two to five years for furniture, fixtures and equipment and 10 to 31 years for buildings, building components, building improvements and land improvements. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the assets.

Additions, improvements and expenditures for repairs and maintenance that extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to operations in the period incurred. Gains and losses on disposals of property and equipment are reflected in the Consolidated Statements of Income in the period realized.

Goodwill

Goodwill is related to the acquisitions of Roney & Co. (now part of RJ&A) and Goepel McDermid, Inc. (now called RJ Ltd.). This goodwill, totaling $63 million, was allocated to the reporting units within the Private Client Group and Capital Markets segments. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. GAAP does not provide for the amortization of indefinite-life intangible assets such as goodwill. Rather, these assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This impairment test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

We use a combination of comparable transaction and discounted cash flow to estimate the fair value of our reporting units. We calculate an estimated fair value based on multiples of revenues, earnings, and book value of comparable transactions. The selection of comparables and assumptions for the discounted cash flow scenarios and the weight assigned to each methodology require significant judgment. As of September 30, 2009, the $63 million balance of goodwill had been allocated to the Private Client Group of RJ&A and both the Private Client Group and Capital Markets segments of RJ Ltd. We performed our annual impairment testing as of December 31, 2008. Our analysis did not indicate impairment of the goodwill asset, despite the impact of unfavorable market conditions on the Private Client Group and Capital Market segments. We will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit falling below its carrying amount.

Legal Reserves

We recognize liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, we accrue the most likely amount; if not determinable, we accrue at least the minimum of the range of probable loss.

We record reserves related to legal proceedings in Trade and Other Payables. The determination of these reserve amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of our employee(s); previous results in similar cases; and legal precedents and case law. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Lastly, each case is reviewed to determine if it is probable that insurance coverage will apply, in which case the reserve is reduced accordingly. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to net income in that period.

Stock Compensation

We account for share-based awards through the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. See Note 19 below for additional information. In addition, we account for share-based awards to our independent contractor financial advisors in accordance with guidance applicable to accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services and guidance applicable to accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock. As a result, these awards are revalued at each reporting date for purposes of measuring compensation expense associated therewith. See Note 20 for additional information. Compensation expense is recognized for all stock-based compensation with future service requirements over the requisite service periods using the straight-line method.

Leases

We lease office space and equipment under operating leases. We recognize rent expense related to these operating leases on a straight-line basis over the lease term. The lease term commences on the earlier of the date when we become legally obligated for the rent payments or the date on which we take possession of the property. For tenant improvement allowances and rent holidays, we record a deferred rent liability in other liabilities in the Consolidated Statements of Financial Condition and amortize the deferred rent over the lease term as a reduction to rent expense in the Consolidated Statements of Income.

Foreign Currency Translation

We consolidate our foreign subsidiaries and certain joint ventures in which we hold an interest. The statement of financial condition of the subsidiaries and joint ventures we consolidate are translated at exchange rates as of the period end. The statements of income are translated at an average exchange rate for the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in shareholders' equity as a component of AOCI.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. See Note 15 for further information on our income taxes.

Earnings per Share (“EPS”)

Basic EPS is calculated by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares by application of the treasury stock method.

In June 2008, the Financial Accounting Standards Board issued new guidance for determining whether instruments granted in share-based payment transactions are participating securities. This new guidance requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities under the two-class method and, therefore, included in the earnings allocation in computing earnings per share. This new guidance is effective for fiscal years beginning after December 15, 2008. Accordingly, we will apply this pronouncement to our consolidated financial statements effective in our fiscal year 2010 including all interim periods within the fiscal year. We have evaluated the impact of the adoption of this new guidance and have determined that our unvested restricted stock awards and units are participating securities requiring the two-class method of computing earnings per share. Under the two-class method, our basic and diluted earnings per common share for the year ended September 30, 2009 would have been $1.25 and $1.24, respectively.

Reclassifications

During the three months ended December 31, 2008, a new intersegment component to our segment reporting was added to reflect total gross revenues by segment with the elimination of intersegment transactions. In addition, the methodology for allocating our corporate bonus pool expense to individual segments was changed. Reclassifications have been made in the segment disclosure for the twelve months ended September 30, 2008 and September 30, 2007 to conform to this presentation. Additional information is provided in Note 24 below.

During the three months ended December 31, 2008, the Consolidated Statements of Financial Condition were adjusted to reflect the reclassification of certain other investments from Prepaid Expenses and Other Assets to Private Equity and Other Investments. This reclassification included private equity investments and other miscellaneous investments recorded at fair value and totaled $157.2 million at September 30, 2008. The Consolidated Statements of Cash Flows were also adjusted for this reclassification. This reclassification resulted in a net increase of $26 million in cash flows provided by operating activities with the offset to cash flows used in investing activities for the twelve months ended September 30, 2008. This resulted in $53.1 million for the twelve months ended September 30, 2007.

During the three months ended December 31, 2008, we reclassified certain cash collateral balances related to interest rate swap contracts in accordance with our implementation of new Financial Accounting Standards Board (“FASB”) guidance. The Consolidated Statements of Financial Condition for the period ended September 30, 2008, include reclassifications between Broker-Dealers and Clearing Organizations Receivables and Payables, Trading Instruments and Trading Instruments Sold but Not Yet Purchased, netting to a $22.2 million reclassification between total assets and total liabilities. This reclassification did not have a material impact on the Consolidated Statements of Cash Flow for the twelve months ended September 30, 2008 and September 30, 2007.

The Consolidated Statements of Cash Flows were adjusted by $47.8 million and $1.2 million due to reclassifications of investments in company-owned life insurance from an operating activity to an investing activity for the twelve months ended September 30, 2008 and September 30, 2007.

Certain amounts from prior years have been reclassified to conform to the current year presentation. The effect of all other reclassifications on our previously reported consolidated financial statements is not material.

NOTE 2 - CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS AND DEPOSITS WITH CLEARING ORGANIZATIONS:

Our cash equivalents include money market funds or highly liquid investments not held for resale with original maturities of 90 days or less. The following are financial instruments that are cash and cash equivalents or other investment balances which are readily convertible into cash as of September 30, 2009 and 2008:

	September 30,	September 30,
	2009	2008
	(in 000's)
Cash and Cash Equivalents:
Cash in banks	$ 1,085,202	$ 3,191,638
U. S. Treasury securities	1,206,914	-
Money market investments	13,969	15,855
Total cash and cash equivalents	2,306,085	3,207,493

Cash and securities segregated pursuant to federal regulations and other
segregated assets (1)	2,310,261	4,311,933
Deposits with clearing organizations(2)	83,799	94,242
	$ 4,700,145	$ 7,613,668

(1)
Consists of cash and cash equivalents maintained in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934. RJ&A, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. Additionally, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust. RJ Bank maintains interest-bearing bank deposits that are restricted for pre-funding letter of credit draws related to certain syndicated borrowing relationships in which they are involved and are occasionally pledged as collateral for FHLB advances.

(2)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

NOTE 3 - FAIR VALUE:

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are presented below:

	Quoted Prices in Active
	Markets for	Significant Other	Significant
	Identical	Observable	Unobservable		Balance as of
	Assets	Inputs	Inputs	FIN 39	September 30,
(in 000’s)	(Level 1)	(Level 2)	(Level 3)	Netting (1)	2009

Assets:
Trading Instruments:
Provincial and Municipal
Obligations	$ 21	$ 129,897	$ 5,316	$ -	$ 135,234
Corporate Obligations	4,369	16,317	-	-	20,686
Government and Agency Obligations	39,365	7,660	-	-	47,025
Agency MBS and CMOs	10	95,336	-	-	95,346
Non-Agency CMOs and ABS	-	37,852	10,915	-	48,767
Total Debt Securities	43,765	287,062	16,231	-	347,058
Derivative Contracts	-	104,188	222	(73,487)	30,923
Equity Securities	49,006	1,337	-	-	50,343
Other Securities	37	2,165	919	-	3,121
Total Trading Instruments	92,808	394,752	17,372	(73,487)	431,445

Available for Sale Securities:
Agency MBS and CMOs	-	272,892	-	-	272,892
Non-Agency CMOs	-	228,567	2,596	-	231,163
Other Securities	8	5,010	-	-	5,018
Total Available for Sale Securities	8	506,469	2,596	-	509,073

Private Equity and Other Investments:
Private Equity Investments	-	-	142,671(2)	-	142,671
Other Investments	143,545	4,946	227	-	148,718
Total Private Equity and Other
Investments	143,545	4,946	142,898	-	291,389

Other Assets	-	322	-	-	322
Total	$ 236,361	$ 906,489	$ 162,866	$ (73,487)	$ 1,232,229

Liabilities:
Trading Instruments Sold but
Not Yet Purchased:
Provincial and Municipal
Obligations	$ -	$ 241	$ -	$ -	$ 241
Corporate Obligations	-	478	-	-	478
Government Obligations	55,327	-	-	-	55,327
Agency MBS and CMOs	302	360	-	-	662
Total Debt Securities	55,629	1,079	-	-	56,708
Derivative Contracts	-	72,205	-	(68,348)	3,857
Equity Securities	29,367	3,353	-	-	32,720
Other Securities	-	91	-	-	91
Total Trading Instruments Sold
but Not Yet Purchased	84,996	76,728	-	(68,348)	93,376

Other Liabilities	-	6	59	-	65
Total	$ 84,996	$ 76,734	$ 59	$ (68,348)	$ 93,441

(1)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(2)
Includes $76.1 million in private equity investments of which the weighted average portion we own is approximately 19%. The portion of this investment we do not own becomes a component of Minority Interest on our Consolidated Statements of Financial Condition, and amounted to $61.3 million of that total as of September 30, 2009.

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the fiscal year ended September 30, 2009:

	Level 3 Financial Assets at Fair Value						Change in
							Unrealized
							Gains/
			Total				(Losses)
			Unrealized				Related to
		Total Realized	Gains/(Losses)	Purchases,			Financial
		/Unrealized	Included in	Issuances,	Transfers		Instruments
	Fair Value,	Gains/(Losses)	Other	and	In and/	Fair Value,	Held at
Fiscal year ended	September 30,	Included in	Comprehensive	Settlements,	or Out of	September 30,	September 30,
September 30, 2009 (in 000’s)	2008	Earnings	Income	Net	Level 3	2009	2009

Assets:
Trading Instruments:
Provincial and Municipal
Obligations	$ 7,107	$ (1,372)	$ -	$ (419)	$ -	$ 5,316	$ (1,791)
Corporate Obligations	-	500	-	(4,334)	3,834	-	-
Non-Agency CMOs and
ABS	20,220	(4,931)	-	(4,374)	-	10,915	(5,305)
Derivative Contracts	-	222	-	-	-	222	222
Other Securities	-	-	-	-	919	919	-

Available for Sale Securities:
Non-Agency CMOs	8,710	(10,524)	4,755	(345)	-	2,596	(10,524)

Private Equity and Other
Investments:
Private Equity Investments	153,282	11,634(1)	-	(22,245)(2)	-	142,671	11,634
Other Investments	844	133	-	(750)	-	227	1

Liabilities:
Other Liabilities	$ (178)	$ 119	$ -	$ -	$ -	$ (59)	$ -

1)
Includes $11.2 million of income from the write-up of a private equity investment. Since we only own a portion of these investments, only $2.7 million of the gain is included in our income after minority interest eliminations.

2)
Excluding the impact of the deconsolidation of certain internally sponsored private equity limited partnerships, the purchases of private equity investments net of any distributions received was $6.2 million for the period presented. See Note 1 for additional information.

As of September 30, 2009, 6.8% and 0.6% of our total assets and total liabilities, respectively, represented in the fair value hierarchy are measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2009 represent 13.2% of our total assets measured at fair value.

Gains and losses (realized and unrealized) included in earnings for the fiscal year ended September 30, 2009 are reported in net trading profits and other revenues in our statements of income as follows:

	Net Trading	Other
For the Fiscal Year Ended September 30, 2009 (in 000’s)	Profits	Revenues

Total gains or (losses) included in earnings	$ (5,803)	$ 1,584

Change in unrealized gains or (losses) relating to assets
still held at reporting date	$ (7,096)	$ 1,333

Nonrecurring Fair Value Measurements

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement only in certain circumstances, for example, when there is evidence of impairment. Our instruments which are measured at fair value on a nonrecurring basis include certain RJ Bank loans that have been deemed impaired.

When a loan held for investment is deemed impaired, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the fair value of the loan cash flow or on the fair value of the underlying collateral if the loan is collateral supported. As of September 30, 2009, loans deemed to be impaired were subsequently measured at fair value totaling $69.2 million, net of amounts charged-off and a $8.9 million allowance for loan losses.

The following table presents financial instruments by level within the fair value hierarchy at September 30, 2009, for which a nonrecurring change in fair value was recorded during the fiscal year ended September 30, 2009.

Fair Value Measurements
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	September 30,
(in 000’s)	(Level 1)	(Level 2)	(Level 3)	2009

Assets:
Bank Loans, Net	$ -	$ -	$ 69,193	$ 69,193

The adjustments to fair value of these loans outstanding at September 30, 2009 for the fiscal year ended September 30, 2009 resulted in $63.4 million in additional loan loss provisions and charge-offs during the year.

Fair Value Option

Effective October 1, 2008, we adopted the accounting guidance which allows us to elect to follow fair value accounting for certain financial assets and liabilities on an instrument by instrument basis. In adopting this guidance, we elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

OTHER FAIR VALUE DISCLOSURES

Many, but not all of the financial instruments held by us are recorded at fair value in the Consolidated Statements of Financial Condition.

The following represent financial instruments in which the ending balance at September 30, 2009 and 2008 are not carried at fair value on our Consolidated Statements of Financial Condition:

Short-term Financial Instruments: The carrying value of short-term financial instruments, including cash and cash equivalents, assets segregated pursuant to federal regulations and other segregated assets, securities either purchased or sold under agreements to resell and other collateralized financings are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose us to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates.

Bank Loans, Net: These financial instruments are primarily comprised of loans originated or purchased by RJ Bank and include commercial and residential real estate loans, as well as commercial and consumer loans intended to be held until maturity or payoff. In addition, these financial instruments consist of residential mortgage loans originated by RJ Bank for sale in the secondary market as well as corporate loans held for sale. The remainder of these balances include the guaranteed portions of SBA loans purchased by RJ Bank with the intention to pool for the securitization to the secondary market.

Fair values for both variable and fixed-rate loans held for investment are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Any loans held for investment which are deemed to be impaired are disclosed in the nonrecurring fair value measurements above. The fair value of loans held for sale and those purchased in the SBA market is estimated using current market prices for loans with similar terms and borrowers of similar credit quality.

Receivables and Other Assets: Brokerage client receivables, receivables from broker-dealers and clearing organizations, stock borrowed receivables, other receivables and certain other assets are recorded at amounts that approximate fair value. RJ Bank holds stock in the FHLB, which is restricted and lacks a market. FHLB stock can only be sold to the FHLB or another member institution at its par value. Cost was used to estimate the fair value. In addition, RJ Bank holds a small Community Reinvestment Act investment for which cost approximates fair value.

Bank Deposits: The fair values for demand deposits are equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money-market and savings accounts approximate their fair values at the reporting date as these are short-term in nature. Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on time deposits.

Payables: Brokerage client payables, payables due to broker-dealers and clearing organizations, stock loaned payables, and trade and other payables are recorded at amounts that approximate fair value.

Other Borrowings: The fair value of the FHLB advances held at RJ Bank is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered by creditors for advances of similar terms and remaining maturities.

Corporate Debt: The fair value of the mortgage note payable associated with the financing of our home office complex is based upon an estimate of the current market rates for similar loans. The fair value of our senior notes due August 2019 is based upon recent trades of those debt securities in the market.

Off-Balance Sheet Financial Instruments: The fair value of letters of credit and unfunded commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material, and therefore are excluded from the table below. These instruments are further referenced in Note 22 of the Notes to the Consolidated Financial Statements.

For those financial instruments which the fair value is not reflected on the Consolidated Statements of Financial Condition, we have estimated their fair value in part, based upon our assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimated fair values. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of our fair value. We are not required to disclose the fair value of non-financial instruments including property, equipment and leasehold improvements as well as goodwill.

The carrying amounts and estimated fair values of our financial instruments that are not carried at fair value at September 30, 2009 and 2008 are as follows:

	September 30, 2009		September 30, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in 000’s)
Financial Assets:
Bank Loans, Net	$ 6,593,973	$ 6,597,496	$ 7,095,227	$ 7,086,596
Financial Liabilities:
Bank Deposits	9,423,387	9,428,892	8,774,457	8,778,299
Other Borrowings	980,000	982,741	2,150,000	2,151,939
Corporate Debt	359,034	398,108	62,224	59,704

NOTE 4 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:

	September 30, 2009		September 30, 2008
		Instruments		Instruments
		Sold but		Sold but
	Trading	Not Yet	Trading	Not Yet
	Instruments	Purchased	Instruments	Purchased
	(in 000's)
Provincial and Municipal Obligations	$135,234	$ 241	$101,748	$ 79
Corporate Obligations	20,686	478	34,617	-
Government and Agency Obligations	47,025	55,327	28,896	82,062
Agency MBS and CMOs	95,346	662	60,260	25
Non-Agency CMOs and ABS	48,767	-	9,811	-
Total Debt Securities	347,058	56,708	235,332	82,166

Derivative Contracts	30,923	3,857	35,315	19,302
Equity Securities	50,343	32,721	42,391	22,288
Other Securities	3,121	90	970	-
Total	$ 431,445	$ 93,376	$ 314,008	$ 123,756

Auction rate securities totaling $5.8 million and $16.8 million at September 30, 2009 and September 30, 2008, respectively, are predominately included within Provincial and Municipal Obligations presented in the table above. There were no auction rate securities in Trading Instruments Sold but Not Yet Purchased as of either September 30, 2009 or September 30, 2008.

Net unrealized gains (losses) related to open trading positions at September 30, 2009, September 30, 2008 and September 30, 2007 were $0.9 million, ($14.6) million and ($0.7) million, respectively.

See Note 3 for additional information regarding the fair value of Trading Instruments and Trading Instruments Sold but Not Yet Purchased.

NOTE 5 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of CMOs and other mortgage related debt securities, owned by RJ Bank, and certain equity securities owned by our non-broker-dealer subsidiaries. There were no proceeds from the sale of available for sale securities for the fiscal years ended September 30, 2009 and 2008. There were proceeds of $81,000 for the fiscal year ended September 30, 2007.

The amortized cost and estimated fair values of available for sale securities at September 30, 2009, September 30, 2008 and September 30, 2007 are as follows:

	September 30, 2009
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage-Backed Securities and Collateralized Mortgage
Obligations	$ 275,995	$ 213	$ (3,316)	$ 272,892
Non-Agency Collateralized Mortgage Obligations (1)	325,823	-	(94,660)	231,163
Other Securities	5,000	10	-	5,010

Total RJ Bank Available for Sale Securities	606,818	223	(97,976)	509,065

Other Securities	3	5	-	8

Total Available for Sale Securities	$ 606,821	$ 228	$ (97,976)	$ 509,073

(1)	As of September 30, 2009, the non-credit portion of OTTI recorded in AOCI was $20.5 million (before taxes).

	September 30, 2008
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage-Backed Securities and Collateralized Mortgage
Obligations	$262,823	$ 82	$ (3,907)	$ 258,998
Non-Agency Collateralized Mortgage Obligations	404,044	-	(85,116)	318,928
Total RJ Bank Available for Sale Securities	666,867	82	(89,023)	577,926

Other Securities	3	4	-	7

Total Available for Sale Securities	$ 666,870	$ 86	$ (89,023)	$ 577,933

	September 30, 2007
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage-Backed Securities and Collateralized Mortgage
Obligations	$ 189,816	$ 283	$ (404)	$ 189,695
Non-Agency Collateralized Mortgage Obligations	382,980	239	(3,003)	380,216

Total RJ Bank Available for Sale Securities	572,796	522	(3,407)	569,911

Other Securities	3	38	-	41

Total Available for Sale Securities	$ 572,799	$ 560	$ (3,407)	$ 569,952

See Note 3 for additional information regarding the fair value of available for sale securities.

The following table shows the contractual maturities, carrying values and current yields for RJ Bank's available for sale securities at September 30, 2009. Since RJ Bank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Balance	Average	Balance	Average	Balance	Average	Balance	Average	Balance	Average
	Due	Yield	Due	Yield	Due	Yield	Due	Yield	Due	Yield
	($ in 000’s)
Agency
Mortgage
Backed
Securities	$ -	-	$9,320	1.10%	$107,834	1.18%	$155,738	1.26%	$272,892	1.22%
Non-Agency
Collateralized
Mortgage
Obligations	-	-	-	-	-	-	231,163	8.48%	231,163	8.48%
Other
Securities	-	-	5,010	0.49%	-	-	-	-	5,010	0.49%
	$ -		$14,330		$107,834		$386,901		$509,065

The following tables show RJ Bank’s available for sale securities’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and 2008:

September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in 000’s)

Agency Mortgage-Backed Securities and	$ 85,500	$ (873)	$ 167,952	$ (2,443)	$ 253,452	$ (3,316)
Collateralized Mortgage Obligations

Non-Agency Collateralized Mortgage
Obligations	-	-	231,163	(94,660)	231,163	(94,660)
Total Temporarily Impaired Securities	$ 85,500	$ (873)	$ 399,115	$ (97,103)	$ 484,615	$ (97,976)

September 30, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in 000’s)

Agency Mortgage-Backed Securities and	$ 154,797	$ (2,053)	$ 93,308	$ (1,854)	$ 248,105	$ (3,907)
Collateralized Mortgage Obligations

Non-Agency Collateralized Mortgage
Obligations	119,547	(17,236)	197,774	(67,880)	317,321	(85,116)
Total Temporarily Impaired Securities	$ 274,344	$ (19,289)	$ 291,082	$ (69,734)	$ 565,426	$ (89,023)

The reference point for determining when securities are in a loss position is each period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations

The Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), both of which were placed under the conservatorship of the U.S. Government on September 7, 2008, as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency mortgage-backed securities. At September 30, 2009, of the 99 U.S. government-sponsored enterprise mortgage-backed securities in a continuous unrealized loss position, seven were in a continuous unrealized loss position for less than 12 months and 92 for 12 months or more. The unrealized losses at September 30, 2009 were primarily due to the continued illiquidity and uncertainty in the markets. We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-Agency Collateralized Mortgage Obligations

As of September 30, 2009 and including subsequent ratings changes, $20.1 million of the non-agency collateralized mortgage obligations were rated AAA by two rating agencies, and $211.1 million were rated less than AAA by at least one rating agency. All of the 28 non-agency collateralized mortgage obligations were in a continuous unrealized loss position for 12 months or more. All of the non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as loan to value (“LTV”) ratio, credit scores, property type, location and level of credit enhancement. Current characteristics of each security owned such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage are reviewed monthly by management.

See Note 1 above for a discussion of the accounting policy regarding the determination of other-than-temporary impairment related to the non-agency collateralized mortgage obligations.

In calculating other-than-temporary impairment, we estimate the portion of loss attributable to credit using a discounted cash flow model. Our discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. Expected principal and interest cash flows on the impaired debt security are discounted using the effective interest rate implicit in the security at the time of acquisition or at the current yield used to accrete the beneficial interest, which is used for those securities that are not of high credit quality at acquisition date.

Based on the expected cash flows derived from the model, we expect to recover the remaining unrealized losses on non-agency collateralized mortgage obligations. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses. Significant assumptions used in the valuation of non-agency collateralized mortgage obligations include default rates from 1.0% to 31.5% with a weighted average of 13.1%, loss severity from 10.0% to 60.2% with a weighted average of 39.2% and prepayment rates equivalent to the three-month constant prepayment rate for each respective security, with 29.1% being the highest. These assumptions are subject to change depending on a number of factors such as economic conditions, changes in home prices, delinquency and foreclosure statistics, among others. Events that may trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

Although there is no intent to sell our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within this portfolio, and therefore, recorded $12.9 million of OTTI in other revenue and recognized a $20.4 million charge in AOCI for the year ended September 30, 2009. We recognized $4.9 million of OTTI in other revenue for the year ended September 30, 2008 for certain securities which were identified as other-than-temporarily impaired during fiscal 2008. There were no securities considered other-than-temporarily impaired for the year ended, September 30, 2007.

Changes in the amount related to credit losses recognized in earnings on available for sale securities are as follows:

	September 30,	September 30,	September 30,
	2009	2008	2007
	($ in 000’s)

Amount related to credit losses on securities held
by us at the beginning of the period	$ 4,869	$ -	$ -
Additions for the amount related to credit loss for
which an OTTI was not previously recognized (1)	11,393	4,869	-
Additional increases to the amount related to credit
loss for which an OTTI was previously
recognized (1)	1,500	-	-
Amount related to credit losses on securities held
by us at the end of the period	$ 17,762	$ 4,869	$ -

(1)   We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of our amortized cost basis.

NOTE 6 - RECEIVABLES FROM AND PAYABLES TO BROKERAGE CLIENTS:

Receivables from Brokerage Clients

Receivables from brokerage clients include amounts arising from normal cash and margin transactions and fees receivable. Margin receivables are collateralized by securities owned by brokerage clients. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients at September 30, 2009 and September 30, 2008 is as follows:

	September 30,	September 30,
	2009	2008
	(in 000's)

Brokerage Client Receivables	$ 1,466,620	$ 1,853,953
Allowance For Doubtful Accounts	(3,484)	(3,489)
Brokerage Client Receivables, Net	$ 1,463,136	$ 1,850,464

Payables to Brokerage Clients

Payables to brokerage clients include brokerage client funds on deposit awaiting reinvestment. The following table presents a summary of such payables at September 30, 2009 and September 30, 2008:

	September 30,	September 30,
	2009	2008
	(in 000's)

Brokerage Client Payables:
Interest Bearing	$ 3,496,974	$ 5,396,765
Non-Interest Bearing	292,896	393,187
Total Brokerage Client Payables	$ 3,789,870	$ 5,789,952

Interest expense on brokerage client payables for the years ended September 30, 2009, September 30, 2008, and September 30, 2007 was $11 million, $137.5 million, and $204.2 million, respectively.

NOTE 7 – BANK LOANS, NET:

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include commercial and residential real estate loans, as well as commercial and consumer loans. These receivables are collateralized by first or second mortgages on residential or other real property, by other assets of the borrower or are unsecured. The following table presents the balance and associated percentage of each major loan category in RJ Bank's portfolio, including loans receivable and loans available for sale:

	September 30,		September 30,		September 30,		September 30,		September 30,
	2009		2008		2007		2006		2005
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	($ in 000’s)

Commercial
Loans	$ 851,657	13%	$ 725,997	10%	$ 343,783	7%	$ 272,957	12%	$ 144,254	14%
Real Estate
Construction
Loans	163,951	3%	346,691	5%	123,664	3%	34,325	2%	32,563	3%
Commercial
Real Estate
Loans (1)	3,343,989	49%	3,528,732	49%	2,317,840	49%	653,695	28%	136,375	14%
Residential
Mortgage
Loans	2,398,822	35%	2,599,567	36%	1,934,645	41%	1,322,908	58%	690,242	69%
Consumer
Loans	22,816	-	23,778	-	4,541	-	1,917	-	2,752	-

Total Loans	6,781,235	100%	7,224,765	100%	4,724,473	100%	2,285,802	100%	1,006,186	100%

Net Unearned
Income and
Deferred
Expenses (2)	(36,990)		(41,383)		(13,242)		(4,276)		1,688
Allowance for
Loan Losses	(150,272)		(88,155)		(47,022)		(18,694)		(7,593)

	(187,262)		(129,538)		(60,264)		(22,970)		(5,905)

Loans, Net	$6,593,973		$7,095,227		$ 4,664,209		$ 2,262,832		$ 1,000,281

(1)
 Of this amount, $1.2 billion, $1.2 billion, $687 million, $393 million and $137 million is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of September 30, 2009, 2008, 2007, 2006 and 2005, respectively. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

(2)	Includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At September 30, 2009 and September 30, 2008, RJ Bank had $950 million and $1.7 billion, respectively, in FHLB advances secured by a blanket lien on RJ Bank's residential mortgage loan portfolio. See Note 11 for more information regarding the FHLB advances.

At September 30, 2009 and 2008, RJ Bank had $40.5 million and $524,000 in loans held for sale, respectively. RJ Bank's gain from the sale of these loans held for sale was $676,000, $364,000 and $518,000 for the years ended September 30, 2009, 2008 and 2007, respectively.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at September 30, 2009, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table:

	Due in
	1 Year or Less	1 Year – 5 Years	>5 Years	Total
	(in 000’s)

Commercial Loans	$ 46,640	$ 656,150	$ 148,867	$ 851,657
Real Estate Construction Loans	16,307	129,784	17,860	163,951
Commercial Real Estate Loans (1)	469,227	2,760,796	113,966	3,343,989
Residential Mortgage Loans	348	11,717	2,386,757	2,398,822
Consumer Loans	2,371	547	19,898	22,816

Total Loans	$ 534,893	$ 3,558,994	$ 2,687,348	$ 6,781,235

(1)
Of this amount, $1.2 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of September 30, 2009. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

RJ Bank’s nonperforming loans are comprised of loans where management has determined that full and timely collection of interest and principal is in doubt, loans which are 90 days past due and those loans which are troubled debt restructurings. Nonperforming assets include other real estate acquired through foreclosure or by deed in lieu of foreclosure in addition to all nonperforming loans. Some states require a redemption period on foreclosures, which could prolong the amount of time it may take to foreclose on a property. RJ Bank has two properties totaling $484,000 of the total 23 properties owned which are still subject to redemption, however; no properties have ever been redeemed from RJ Bank. The following table presents the comparative data for nonperforming loans and assets:

	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2007	2006	2005
	($ in 000’s)
Nonaccrual Loans:
Corporate	$ 73,961	$ 37,462	$ -	$ -	$ -
Residential/Consumer	55,097	14,571	1,391	2,091	117
Total	129,058	52,033	1,391	2,091	117

Accruing Loans Which are 90 Days
Past Due:
Corporate	12,461	-	682	-	550
Residential/Consumer	16,863	6,131	1,992	-	650
Total	29,324	6,131	2,674	-	1,200

Total Nonperforming Loans	158,382	58,164	4,065	2,091	1,317

Real Estate Owned and Other
Repossessed Assets, Net:
Corporate	4,646	1,928	-	-	-
Residential/Consumer	4,045	2,216	1,653	-	-
Total	8,691	4,144	1,653	-	-

Total Nonperforming Assets, Net	$ 167,073	$ 62,308	$ 5,718	$ 2,091	$ 1,317
Total Nonperforming Assets as a % of
Total Loans, Net and Other Real
Estate Owned, Net	2.53%	0.88%	0.12%	0.09%	0.13%

As of September 30, 2009, RJ Bank had commitments to lend $5.2 million to borrowers whose loans were classified as nonperforming.

The gross interest income related to the nonperforming loans reflected in the above table, which would have been recorded had these loans been current in accordance with their original terms, totaled $7.8 million for the year ended September 30, 2009 or $8.7 million since origination. The interest income recognized on nonaccrual loans for the year ended September 30, 2009 was $607,000.

Of the total residential/consumer nonaccrual loans of $55.1 million and $14.6 million at September 30, 2009 and 2008, respectively, there are residential mortgage loans totaling $43.8 million and $7.4 million, respectively, for which a charge-off had previously been recorded. A residential mortgage loan charge-off is generally recorded when a loan is 90 days past due and is based upon the difference between the loan amount and the estimated value of the loan collateral. See Note 1 for more information regarding RJ Bank’s charge-off policy on residential mortgage loans.

The following table provides a summary of RJ Bank’s impaired loans, troubled debt restructurings included in these impaired loans and commitments to lend additional funds as of September 30, 2009 and 2008:

	September 30, 2009		September 30, 2008
	Gross	Allowance	Gross	Allowance
	Recorded	For Loan	Recorded	For Loan
	Investment	Losses (1)	Investment	Losses (1)
	(in 000’s)		(in 000’s)
Impaired Loans with Allowance for Loan Losses:
Corporate	$ 68,549	$ 7,383	$ 37,462	$ 4,972
Residential/Consumer	2,879	1,507	-	-
Total	71,428	8,890	37,462	4,972

Impaired Loans without Allowance for Loan Losses:
Corporate	$ 5,411	$ -	$ -	$ -
Residential/Consumer	1,244	-	-	-
Total	6,655	-	-	-

Total Impaired Loans	$ 78,083	$ 8,890	$ 37,462	$ 4,972

Troubled Debt Restructurings: (2)
Corporate	$ 3,479	$ 202	$ 14,521	$ 2,352
Residential/Consumer	1,325	186	-	-
Total	$ 4,804	$ 388	$ 14,521	$ 2,352

Commitments to Lend Additional Funds (3):
Corporate	$ -		$ 1,854
Residential/Consumer	-		-
Total	$ -		$ 1,854

(1)	Note that all recorded impaired loan balances have had reserves established based upon management’s analysis.

(2)	There were no loans modified in troubled debt restructurings for the years ended September 30, 2007, 2006 and 2005.

(3)	Represents commitments RJ Bank made to lend additional funds to borrowers whose existing loan was a troubled debt restructuring.

The average balance of the impaired loans above and the related interest income recognized in the Consolidated Statements of Income for the years ended September 30, 2009, 2008 and 2007 were as follows:

	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000’s)

Average Impaired Loan Balance:
Corporate	$ 62,285	$ 15,811	$ -
Residential/Consumer	3,143	-	-
Total	$ 65,428	$ 15,811	$ -

Interest Income Recognized:
Corporate	$ -	$ -	$ -
Residential/Consumer	43	-	-
Total	$ 43	$ -	$ -

Changes in the allowance for loan losses of RJ Bank were as follows:

	Year Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2007	2006	2005
	($ in 000’s)

Allowance for Loan Losses,
Beginning of Period	$ 88,155	$ 47,022	$ 18,694	$ 7,593	$ 7,642
Provision For Loan Losses	169,341	54,749	29,410	11,153	1,037
Transfer to Reserve for Unfunded
Commitments	-	-	-	-	(1,086)
Charge-Offs:
Real Estate Construction Loans	(3,222)	-	(629)	-	-
Commercial Real Estate Loans	(77,317)	(10,169)	-	-	-
Residential Mortgage Loans	(27,314)	(3,745)	(454)	(61)	-

Total Charge-Offs	(107,853)	(13,914)	(1,083)	(61)	-

Total Recoveries	629	298	1	9	-

Net Charge-Offs	(107,224)	(13,616)	(1,082)	(52)	-

Allowance for Loan Losses,
End of Period	$ 150,272	$ 88,155	$ 47,022	$ 18,694	$ 7,593

Net Charge-Offs to Average Bank
Loans, Net Outstanding	1.43%	0.22%	0.03%	-	-

The reserves for unfunded lending commitments, included in Trade and Other Payables on our Consolidated Statements of Financial Condition, were $9.4 million and $9.2 million at September 30, 2009 and September 30, 2008, respectively. RJ Bank reserves for its unfunded lending commitments based upon product type and expected funding probabilities for fully binding commitments. This will result in some reserve variability over different periods depending upon the product type mix of the loan portfolio at the time and future funding expectations. Impaired loans which have unfunded lending commitments are analyzed in conjunction with the impaired reserve process.

NOTE 8 - VARIABLE INTEREST ENTITIES:

A VIE requires consolidation by the entity’s primary beneficiary. Examples of entities that may be VIE’s include certain legal entities structured as corporations, partnerships or limited liability companies. The primary beneficiary is the party within the VIE that absorbs a majority of the VIE’s expected losses, receives a majority of its expected residual returns, or both. In order to be a VIE, the equity investors in the entity by its design either lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we are the primary beneficiary. We hold variable interests in the following VIE’s: Raymond James Employee Investment Funds I and II (the “EIF Funds”), a trust fund established for employee retention purposes, certain low income housing tax credit fund entities in which Raymond James Tax Credit Funds, Inc. (“RJTCF”) holds an interest, and various other partnerships involving real estate.

VIEs where we are the Primary Beneficiary

Of the VIE’s in which we hold an interest, we have determined that the EIF Funds, the trust fund established for retention purposes and certain of RJTCF’s low income housing tax credit fund entities require consolidation in our financial statements as we are the primary beneficiary of those VIE’s.

The following table presents information about the assets, liabilities and equity of the VIEs which we consolidate and are included within our Consolidated Statements of Financial Condition. The minority interest presented in this table represents the portion of these net assets which are not ours:

	September 30,	September 30,
	2009	2008
	(in 000's)
Assets:
Cash and Cash Equivalents	$ 12,393	$ 15,636
Receivables, Other	2,803	4,627
Investments in Real Estate Partnerships – Held by Variable Interest Entities	270,139	239,714
Trust Fund Investment in Parent Company Common Stock(1)	12,120	9,777
Prepaid Expenses and Other Assets	17,195	17,547

Total Assets	$ 314,650	$ 287,301

Liabilities And Shareholders’ Equity:
Loans Payable Related to Investments by Variable Interest Entities in Real
Estate Partnerships	$ 89,244	$ 102,564
Trade and Other Payable	1,964	2,395
Intercompany Payable	20,033	21,829

Total Liabilities	111,241	126,788

Minority Interests	148,317	155,027
Shareholders' Equity	55,092	5,486

Total Liabilities and Shareholders' Equity	$ 314,650	$ 287,301

(1)  Included in common shares in treasury in our Consolidated Statements of Financial Condition.

The following table presents information about the net income (loss) of the VIEs which we consolidate and are included within our Consolidated Statements of Income. The minority interests presented in this table represents the portion of the net loss from these VIE’s which is not ours:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000’s)

Revenues:
Interest	$ 71	$ 657	$ 955
Other	2,621	7,229	2,580

Total Revenues	2,692	7,886	3,535

Interest Expense	4,817	5,604	6,972
Net Revenues	(2,125)	2,282	(3,437)

Non-Interest Expenses	18,060	11,900	10,430

Loss Before Minority Interest	(20,185)	(9,618)	(13,867)

Minority Interest in Losses of Consolidated VIEs	(17,934)	(10,506)	(13,858)

Net (Loss) Income of Consolidated VIEs	$ (2,251)	$ 888	$ (9)

EIF Funds

The EIF Funds are limited partnerships for which we are the general partner. The EIF Funds invest in certain of our merchant banking and private equity activities as well as other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain of our key employees. We made non-recourse loans to these key employee participants for two-thirds of the purchase price per unit. The loans and applicable interest are to be repaid based on the earnings of the EIF Funds. We are deemed to be the primary beneficiary, and accordingly, we consolidate the EIF Funds, which have combined assets of approximately $18.4 million and $19.8 million at September 30, 2009 and 2008, respectively. None of those assets act as collateral for any obligations of the EIF Funds. Our exposure to loss is limited to our contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. This exposure is approximately $2 million and $4 million at September 30, 2009 and 2008, respectively.

Restricted Stock Trust Fund

We utilize a trust in connection with one of our restricted stock plans. This trust fund was established and funded to enable the trust fund to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. Given this trust fund’s purpose and design, our Canadian subsidiary is deemed to be the entity most closely associated with this VIE. As a result, we are deemed to be the primary beneficiary, and accordingly, consolidate this trust fund. The trust fund has assets of approximately $12.3 million and $9.9 million at September 30, 2009 and 2008, respectively. None of those assets are specifically pledged as collateral for any obligations of the trust fund. Our exposure to loss is limited to our contributions to the trust fund and that exposure is approximately $12.3 million and $9.9 million at September 30, 2009 and 2008, respectively.

Low Income Housing Partnerships

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 56 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in a number of project partnerships, which are limited partnerships that in turn purchase and develop low income housing properties qualifying for tax credits.

Our determination of the primary beneficiary of each tax credit fund VIE requires judgment and is based on an analysis of all relevant facts and circumstances, including: (1) the existence of a principal-agency relationship between investor member(s) and managing member, (2) the relationship and significance of the activities of the VIE to each member, (3) each member’s exposure to the expected losses of the VIE, and (4) the design of the VIE. In the design of tax credit fund VIEs, the overriding premise is that the investor members invest solely for tax attributes associated with the portfolio of low income housing properties held by the fund, while RJTCF as the managing member or general partner of the fund is responsible for overseeing the fund’s operations. As the managing member or general partner of the fund, RJTCF does not generally provide guarantees related to the delivery or funding of tax credits or other tax attributes to the investor members or limited partners of these tax credit funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investment. Additionally, under the tax credit funds’ designed structure, the investor member(s) or limited partner(s) also receive a greater proportion of any proceeds upon a sale of a project partnership held by a tax credit fund (fund level residuals) than does RJTCF.

We have concluded that the determination of whether RJTCF is the primary beneficiary of its low income housing tax credit funds is primarily dependent upon each respective member’s ownership interest in the fund. In instances where there is a single investor member that holds a 50% or more interest in the total fund’s tax credits and tax loss benefits, RJTCF is not deemed to be the primary beneficiary of such fund given that one investor member has the majority of the exposure to the fund’s expected benefits and losses. Conversely, for those tax credit fund VIEs where there is not one single investor member holding a 50% or more interest in the fund’s tax credits and tax loss benefits, then RJTCF is deemed to be the primary beneficiary of such tax credit fund VIEs.

RJTCF has concluded that it is the primary beneficiary in approximately twelve of the 52 low income housing tax credit funds it has determined to be VIEs, and accordingly, consolidates these funds, which have combined assets of approximately $284 million and $241 million at September 30, 2009 and 2008, respectively. None of these assets act as collateral for any obligations of these funds. Our exposure to loss is limited to our investments in, advances to, and receivables due from these funds and that exposure is approximately $65.9 million and $2.8 million at September 30, 2009 and 2008, respectively.

VIEs where we hold a variable interest but we are not the Primary Beneficiary

Low Income Housing Partnerships

RJTCF is not the primary beneficiary of the remaining 40 low income housing tax credit funds it determined to be VIEs and accordingly we do not consolidate these funds. These funds have combined assets of approximately $1.15 billion and $1.19 billion as of September 30, 2009 and 2008, respectively. Our exposure to loss is limited to our investments in, advances to, and receivables due from these funds and that exposure is approximately $7.3 million and $5.7 million as of September 30, 2009 and 2008, respectively.

Other Real Estate Limited Partnerships

As of September 30, 2009, we have a variable interest in several limited partnerships involved in various real estate activities in which one of our subsidiaries is the general partner. Given that we are not entitled to receive the majority of any residual returns and we do not have the ability to significantly influence the financial results of these partnerships, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships which have assets of approximately $11 million and $12 million at September 30, 2009 and 2008, respectively. The carrying value of our investment in these partnerships, and therefore our exposure to any of their losses, is insignificant at both September 30, 2009 and 2008.

Entities evaluated but determined not to be VIEs

RJTCF has determined that four of its low income housing tax credit funds are not VIEs. These funds are held 99% by RJTCF. At September 30, 2009, only one of these funds had any material activity. These funds typically hold interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the fund is sold to third parties. These funds had assets of approximately $1.6 million and $15.9 million, which are included in Other Assets in our Consolidated Statements of Financial Condition at September 30, 2009 and 2008, which also represents our exposure to losses as of each respective date.

See Note 16 of the Notes to Consolidated Financial Statements for discussion of our commitments related to RJTCF.

NOTE 9 - PROPERTY AND EQUIPMENT:

	September 30,	September 30,
	2009	2008
	(in 000's)

Land	$ 18,644	$ 18,644
Construction in Process	1,325	4,866
Software Development	4,020	13,281
Buildings, Leasehold and Land Improvements	171,411	158,615
Furniture, Fixtures, and Equipment	204,358	190,435
	399,758	385,841
Less: Accumulated Depreciation
and Amortization	(213,526)	(193,391)
	$ 186,232	$ 192,450

NOTE 10 - BANK DEPOSITS:

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted average rate at September 30, 2009 and 2008:

	September 30, 2009		September 30, 2008
		Weighted		Weighted
		Average		Average
	Balance	Rate (1)	Balance	Rate (1)
	($ in 000's)

Bank Deposits:
NOW Accounts	$ 3,413	0.01%	$ 3,402	0.30%
Demand Deposits (Non-Interest Bearing)	3,672	-	2,727	-
Savings and Money Market Accounts	9,222,823	0.12%	8,520,121	1.58%
Certificates of Deposit	193,479	3.45%	248,207	4.12%
Total Bank Deposits	$ 9,423,387	0.19%	$ 8,774,457	1.65%

(1)	Weighted average rate calculation is based on the actual deposit balances at September 30, 2009 and 2008, respectively.

RJ Bank’s Savings and Money Market Accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in the Federal Deposit Insurance Corporation (“FDIC”) insured Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A. In September 2009, RJ&A revised the program from a single-bank to a multi-bank program where client deposit accounts are deposited through a third-party servicer into interest bearing deposit accounts ($245,000 per bank for individual accounts and $490,000 for joint accounts) at up to 12 unaffiliated banks. This change provided eligibility for up to $2.5 million in individual deposit insurance coverage by the FDIC ($5 million for joint accounts) in addition to more competitive rates for clients’ deposit balances.

RJ Bank had direct deposits from RJF executive officers and directors of $512,000 and $401,000 at September 30, 2009 and September 30, 2008, respectively.

Scheduled maturities of certificates of deposit and brokered certificates of deposit at September 30, 2009 and 2008 were as follows:

	September 30, 2009		September 30, 2008
	Denominations		Denominations
	Greater than	Denominations	Greater than	Denominations
	or Equal	Less than	or Equal	Less than
	to $100,000	$100,000	to $100,000	$100,000
	(in 000's)

Three Months or Less	$ 13,061	$ 16,097	$ 12,068	$ 25,820
Over Three Through Six Months	6,886	17,454	12,971	27,996
Over Six Through Twelve Months	12,156	30,128	12,336	38,783
Over One Through Two Years	13,580	29,632	14,592	39,672
Over Two Through Three Years	2,720	10,226	11,520	23,039
Over Three Through Four Years	8,993	10,507	2,442	8,853
Over Four Years	8,742	13,297	8,145	9,970
Total	$ 66,138	$ 127,341	$ 74,074	$ 174,133

Interest expense on deposits is summarized as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000's)

Certificates of Deposit	$ 8,229	$ 10,781	$ 11,021
Money Market, Savings and
NOW Accounts	15,794	174,252	179,741
Total Interest Expense on Deposits	$ 24,023	$ 185,033	$ 190,762

NOTE 11 – OTHER BORROWINGS:

Other Borrowings at September 30, 2009 and September 30, 2008 are presented below:

	September 30,	September 30,
	2009	2008
	(in 000's)
Short-Term Other Borrowings:
Federal Home Loan Bank Advances (1)	$ 905,000	$ 1,900,000
Borrowings on Secured Lines of Credit (2)	30,000	-
Borrowings on Unsecured Revolving Lines of Credit (3)	-	200,000
Total Short-Term Other Borrowings	935,000	2,100,000

Long-Term Other Borrowings:
Federal Home Loan Bank Advances (1)	45,000	50,000

Total Other Borrowings	$ 980,000	$ 2,150,000

(1)
RJ Bank has $950 million and $1.95 billion in FHLB advances outstanding at September 30, 2009 and 2008, respectively. These borrowings are comprised of one short-term fixed rate advance, one overnight advance, and several long-term fixed rate advances. The September 30, 2009 and 2008 FHLB advances included $900 million and $1.9 billion, respectively, in overnight advances to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. These borrowed funds were invested in qualifying assets and the necessary qualification was met.

The weighted average interest rates on all FHLB advances as of September 30, 2009 and 2008, were 0.62%, and 2.91%, respectively.
The outstanding fixed rate FHLB advances mature between September 2010 and February 2011. The maximum amount of FHLB advances outstanding at any month-end during the years ended September 30, 2009 and 2008 was $950 million and $1.95 billion, respectively.

All FHLB advances are secured by a blanket lien on RJ Bank's residential loan portfolio granted to FHLB. The FHLB has the right to convert advances totaling $35 million at September 30, 2009 to a floating rate at one or more future dates. RJ Bank has the right to prepay these advances without penalty if the FHLB exercises its right.

(2)
Secured borrowings are day-to-day and are generally utilized to finance fixed income securities. As of September 30, 2009, we had secured bank loans outstanding of $30 million. We had no borrowings outstanding on secured credit facilities as of September 30, 2008.

The interest rates for all of our financing facilities are variable and are based on the Fed Funds rate, LIBOR, credit default swaps rate, or
Canadian prime rate as applicable. For the fiscal year ended September 30, 2009, interest rates on the utilized financing facilities ranged from (on a 360 days per year basis) 0.58% to 5.00%. For the fiscal year ended September 30, 2008, those interest rates ranged from 1.58%
to 7.75%.

(3)
As of September 30, 2009, we maintained a $100 million committed unsecured revolving line of credit with no outstanding borrowings. The commitment fee associated with this facility is 0.5%. As of September 30, 2008, we maintained a $200 million committed unsecured revolving line of credit which was fully drawn.

The short-term borrowings all mature during the fiscal year 2010. The long-term borrowings as of September 30, 2009, based on their contractual terms, mature in their entirety during fiscal 2011.

As of September 30, 2009, in addition to the $30 million of secured borrowings described above, there were other collateralized financings outstanding in the amount of $74.3 million. These other collateralized financings are included in Securities Sold Under Agreements to Repurchase on the Consolidated Statements of Financial Condition. As of September 30, 2008, there were collateralized financings of $80 million outstanding which are included in Securities Sold Under Agreements to Repurchase on the Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

NOTE 12 - LOANS PAYABLE RELATED TO INVESTMENTS BY VARIABLE INTEREST ENTITIES IN
REAL ESTATE PARTNERSHIPS:

The borrowings of certain VIEs’ are comprised of several non-recourse loans. We are not contingently obligated under any of these loans. See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding the entities deemed to be variable interest entities, which we consolidate.

VIEs’ loans payable at September 30, 2009 and September 30, 2008 are presented below:

	September 30,	September 30,
	2009	2008
	(in 000's)

Current Portion of Loans Payable	$ 12,780	$ 13,987
Long-Term Portion of Loans Payable	76,464	88,577
Total Loans Payable	$ 89,244	$ 102,564

The principal amount of the VIE’s long-term borrowings at September 30, 2009, based on their contractual terms, mature as follows (in 000’s):

Fiscal 2010	$ 12,780
Fiscal 2011	12,806
Fiscal 2012	13,297
Fiscal 2013	13,280
Fiscal 2014	13,610
Fiscal 2015 and thereafter	23,471
Total	$ 89,244

NOTE 13 – CORPORATE DEBT:

The following summarizes our corporate debt as of September 30, 2009 and 2008:

	September 30,	September 30,
	2009	2008
	(in 000's)

Mortgage Notes Payable(1)	$ 59,084	$ 62,224
8.60% Senior Notes, due 2019, net of unamortized discount of $50 thousand (2)	299,950	-
Total Corporate Debt	$ 359,034	$ 62,224

(1)
Mortgage notes payable pertains to a mortgage loan for the financing of our headquarters office complex. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $64.9 million at September 30, 2009.

(2)
In August 2009, we sold in a registered underwritten public offering, $300 million in aggregate principal amount of 8.60% senior notes due August 2019. Interest on these senior notes is payable semi-annually commencing on February 15, 2010. These senior notes may be redeemed in whole by us at any time, or in part from time to time prior to the maturity date, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 50 basis points, plus accrued and unpaid interest thereon to the redemption date.

Our corporate debt as of September 30, 2009, based upon its contractual terms, matures as follows (in 000’s):

Fiscal 2010	$ 3,075
Fiscal 2011	3,255
Fiscal 2012	3,445
Fiscal 2013	3,647
Fiscal 2014	3,860
Fiscal 2015 and thereafter	341,752
Total	$ 359,034

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS:

We enter into interest rate swaps and futures contracts as part of our fixed income business to facilitate customer transactions and to hedge a portion of our trading inventory. The majority of our derivative positions are executed in the over-the-counter market with financial institutions. These positions are recorded at fair value with the related gain or loss and interest recorded in earnings within the Consolidated Statements of Income. The revenue related to the interest rate contracts includes realized and unrealized gains and losses on derivative instruments. Cash flows related to these fixed income interest rate contracts are included as Operating Activities (the “Trading Instruments, Net” line) on the Consolidated Statements of Cash Flows for the period.

We elect to net-by-counterparty the fair value of interest rate swap contracts entered into by our Fixed Income Trading group. Certain of these contracts contain a legally enforceable master netting arrangement and therefore, the fair value of those swap contracts are netted by counterparty in the Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of interest rate swap contracts, we must also net-by-counterparty any collateral exchanged as part of the swap agreement. This cash collateral is recorded net-by-counterparty at the related fair value. The cash collateral included in the net fair value of all open derivative asset positions at September 30, 2009 and September 30, 2008, was $(2.2) and $4.1 million, respectively. The cash collateral included in the net fair value of all open derivative liability positions at September 30, 2009 and September 30, 2008, was $10.3 million and $4 million, respectively. The master netting agreement referenced above allows for netting of all individual swap receivables and payables with each counterparty. The credit support annex allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral. Our maximum loss exposure under these interest rate swap contracts at September 30, 2009 is $32.3 million.

To mitigate interest rate risk in a significantly rising rate environment, RJ Bank purchased three-year term interest rate caps with high strike rates (more than 300 basis points higher than current rates) during the year ended September 30, 2008 that will increase in value if interest rates rise and entitle RJ Bank to cash flows if interest rates rise above strike rates. In addition, RJ Bank, in the ordinary course of business, enters into commitments to sell originated fixed-rate mortgages as well as SBA loans. These derivative instruments are recorded at fair value with any changes in fair value recorded in earnings within the Consolidated Statements of Income for the period. Cash flows related to these derivative instruments are included in Operating Activities on the Consolidated Statements of Cash Flows for the period. Our maximum loss exposure under these derivative instruments was $303,000 at September 30, 2009.

A subsidiary of RJTCF has made commitments to provide certain loans of a relatively long duration at a fixed rate of interest (“Permanent Loan Commitments”) directly to certain low income housing project partnerships subject only to those project partnerships meeting certain qualifying criteria within a prospective two-year period. These Permanent Loan Commitments meet the criteria of a derivative. As such, the Permanent Loan Commitments are recorded at fair value with any changes in fair value recorded in earnings within the Consolidated Statements of Income. Cash flows related to these commitments are reflected in Operating Activities on the Consolidated Statements of Cash Flows. Our maximum loss exposure under these Permanent Loan Commitments at September 30, 2009 is $5.9 million.

None of our derivatives meet the criteria for designation as a fair value or cash flow hedge.

See the table below for the notional and fair value amounts of both the asset and liability derivatives at September 30, 2009 and September 30, 2008:

	Asset Derivatives
	September 30, 2009			September 30, 2008
	Balance			Balance
	Sheet	Notional	Fair	Sheet	Notional	Fair
	Location	Amount	Value (1)	Location	Amount	Value (1)
	(in 000’s)			(in 000’s)
Derivatives Not Designated
As Hedging Instruments:

Interest rate contracts:	Trading Instruments	$1,311,262	$104,188	Trading Instruments	$ 2,121,519	$ 91,521
	Other Assets	1,500,000	297	Other Assets	1,500,000	1,301
Forward sale contracts:	Trading Instruments	5,861	222	Trading Instruments	-	-

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Consolidated Statements of Financial Condition is presented net.

Liability Derivatives
	September 30, 2009			September 30, 2008
	Balance			Balance
	Sheet	Notional	Fair	Sheet	Notional	Fair
	Location	Amount	Value (1)	Location	Amount	Value (1)
	(in 000’s)			(in 000’s)
Derivatives Not Designated
As Hedging Instruments:
Interest rate contracts:	Trading Instruments			Trading Instruments
	Sold	$1,125,501	$72,205	Sold	$ 1,619,172	$ 74,486
Forward sale contracts:	Trade and Other			Trade and Other
	Payables	2,489	6	Payables	525	3

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Consolidated Statements of Financial Condition is presented net.

See the table below for the impact of the derivatives not designated as hedging instruments on the Consolidated Statements of Income for the fiscal years ended September 30, 2009, 2008 and 2007, respectively:

	Location of Gain (Loss)	Amount of Gain (Loss) on Derivatives Recognized In Income
	Recognized on Derivatives	Fiscal Year Ended September 30,
	In Income	2009	2008	2007
		(in 000’s)
Derivatives Not Designated
As Hedging Instruments:

Interest rate contracts:	Net Trading Profits	$ (505)	$(3,512)	$ 4,311
	Other Revenues	(1,004)	(521)	-
Forward sale contracts:	Other Revenues	222	-	-
	Other Expenses	(3)	2	4

We are exposed to credit losses in the event of nonperformance by the counterparties to our interest rate derivative agreements. We perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings. Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements. We may require collateral from counterparties to support these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. We are also exposed to interest rate risk related to our interest rate swap agreements. We monitor exposure in our derivative agreements daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis and volatility risks. These exposures are monitored both on a total portfolio basis and separately for each agreement for selected maturity periods.

NOTE 15 - INCOME TAXES:

Total income taxes were allocated as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
Recorded In:		(in 000’s)

Income	$ 96,024	$ 151,776	$ 141,794

Shareholders’ equity, for compensation expense
for tax purposes in excess of amounts
recognized for financial reporting purposes	(3,210)	(4,460)	-

Shareholders’ equity for available
for sale securities	(2,963)	(31,702)	(1,358)

Total	$ 89,851	$ 115,614	$ 140,436

Our provision (benefit) for income taxes consists of the following:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
		(in 000’s)
Current:
Federal	$ 125,557	$ 110,001	$ 142,531
State	13,264	12,860	17,098
Foreign	1,875	(1,221)	(5,813)
	140,696	121,640	153,816
Deferred:
Federal	(39,266)	21,250	(26,132)
State	(4,538)	2,509	(1,463)
Foreign	(868)	6,377	15,573
	(44,672)	30,136	(12,022)
	$ 96,024	$ 151,776	$ 141,794

Our income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
		(in 000’s)

Provision Calculated at Statutory Rates	$ 87,071	$ 135,399	$ 137,279
State Income Taxes, Net of Federal Benefit	5,672	9,990	10,163
Other, Net	3,281	6,387	(5,648)
	$ 96,024	$ 151,776	$ 141,794

U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
		(in 000’s)

U.S.	$ 256,659	$ 371,118	$ 356,591
Foreign	(7,885)	15,736	35,633
Income Before Provision for Income Taxes	$ 248,774	$ 386,854	$ 392,224

The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset (liability) items are as follows:

	September 30,	September 30,
	2009	2008
	(in 000’s)
Deferred Tax Assets:
Deferred Compensation	$ 45,443	$ 35,620
Allowances for Loan Losses and Reserves for Unfunded Commitments	61,326	36,811
Interest on Non-Accrual Loans	3,943	-
Unrealized Loss	44,336	35,999
Accrued Expenses	19,329	20,089
Capitalized Expenditures	6,797	6,768
Net Operating Loss Carryforward	40	142
Other	15,000	12,672
Total Gross Deferred Tax Assets	196,214	148,101
Less Valuation Allowance	(3,081)	(3,599)
Total Deferred Tax Assets	193,133	144,502
Deferred Tax Liabilities:
Aircraft Leases	(8,096)	(9,194)
Undistributed Earnings of foreign subsidiaries	(15,943)	(15,663)
Other	(12,695)	(10,880)
Total Deferred Tax Liabilities	(36,734)	(35,737)
Net Deferred Tax Assets	$ 156,399	$ 108,765

We have a deferred tax asset at September 30, 2009 and September 30, 2008. This asset includes net operating loss carryforwards that will expire between 2010 and 2018. A valuation allowance for the fiscal year ended September 30, 2009 has been established for state net operating losses and foreign tax credit carryforwards due to management’s belief that, based on our historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, it is more likely than not that the tax carryforwards will expire unutilized. We believe that the realization of the remaining net deferred tax asset of $156 million is more likely than not based on expectations of future taxable income.

To the degree that the cumulative undistributed earnings of non-U.S. subsidiaries were permanently invested, no deferred U.S. federal income taxes have been provided. We have provided for U.S. deferred income taxes in the amount of $15.9 million on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries.

The current tax receivable, included in other receivables, was $5.7 million and $5.6 million as of September 30, 2009 and 2008, respectively.

We adopted the provisions for accounting for uncertain tax positions on October 1, 2007. The impact of the adoption resulted in a decrease to beginning retained earnings and an increase to the liability for unrecognized tax benefits of approximately $4.2 million. The total amount of gross unrecognized tax benefits as of the date of adoption was approximately $8.6 million. Of this total, approximately $6.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. At September 30, 2009 and September 30, 2008 our liability for unrecognized tax benefits was $4.6 and $4.9 million, respectively. At September 30, 2009 the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income from continuing operations was $3.4 million. Approximately $1 million of the decrease in unrecognized tax benefits was the result of the lapse of various state tax statutes of limitation.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. During the twelve months ended September 30, 2009, accrued interest expense related to unrecognized tax benefits increased by approximately $53,000. During the twelve months ended September 30, 2009, penalty expense related to unrecognized tax benefits increased by approximately $37,000. Interest and penalties accrued as of September 30, 2009 and September 30, 2008 was $1.6 million and $1.5 million, respectively.

The aggregate changes in the balance of unrecognized tax benefits as of September 30, 2008 and 2009 (dollars in thousands) were as follows:

Balance at October 1, 2008	$ 4,862
Increases for tax positions related to the current year	779
Increases for tax positions related to prior years	219
Decreases for tax positions related to prior years	(114)
Reductions due to lapsed statute of limitations	(1,037)
Decreases related to settlements	(144)
Balance at September 30, 2009	$ 4,565

We file income tax returns in the U. S. federal jurisdiction and various states, local and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal 2009 for federal tax returns, fiscal 2005 for state and local tax returns and fiscal 2001 for foreign tax returns. During fiscal year 2009, the fiscal year 2008 federal income tax return examined under the IRS Compliance Assurance Program was accepted as filed. The fiscal year 2009 federal income tax return is currently being examined under the IRS Compliance Assurance Program. This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The fiscal year 2009 IRS audit and state audits in process are expected to be completed in fiscal year 2010. We anticipate that the unrecognized tax benefits may decrease by an estimated $650,000 over the next 12 months.

NOTE 16 – COMMITMENTS AND CONTINGENCIES:

Long-term lease agreements expire at various times through fiscal 2020. Minimum annual rental payments under such agreements for the succeeding five fiscal years are approximately: $45.6 million in 2010, $39.7 million in 2011, $34.4 million in 2012, $28.9 million in 2013, $19.6 million in 2014 and $56.6 million thereafter. Rental expense incurred under all leases, including equipment under short-term agreements, aggregated to $55.2 million, $50.1 million and $40 million in fiscal years 2009, 2008 and 2007, respectively.

On September 30, 2009, RJ Bank had advances outstanding at the FHLB of $950 million, which included a $900 million overnight advance to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. Due to its outstanding overnight advance, RJ Bank had only $304 million in immediate credit available from the FHLB at September 30, 2009, and total available credit of 40% of total assets with the pledging of additional collateral to the FHLB. Following the repayment of the $900 million overnight advance on October 1, 2009, RJ Bank had $1.2 billion in immediate credit available from the FHLB and total available credit of 40% of total assets with the pledging of additional collateral to the FHLB.

As of September 30, 2008, RJ Bank had not settled purchases of $8.5 million in syndicated loans (included in Bank Loans, Net), due to sellers’ delays in finalizing settlement, all of which had settled prior to December 31, 2008. As of September 30, 2009, there were no purchases of syndicated loans that had not settled.

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJCS”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJCS. At September 30, 2009, the current exposure under these guarantees was $12.1 million, which was underwritten as part of the larger corporate credit relationship. At September 30, 2008, the exposure under these guarantees was $2.5 million. The estimated total potential exposure under these guarantees is $15.5 million at September 30, 2009.

See Note 22 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

In the normal course of business, we entered into underwriting commitments. Transactions relating to such commitments of RJ&A that were open at September 30, 2009 and were subsequently settled had no material effect on the consolidated financial statements as of that date. Transactions relating to such commitments of RJ Ltd. that were recorded and open at September 30, 2009 were approximately CDN $31 million.

We utilize client marginable securities to satisfy deposits with clearing organizations. At September 30, 2009, we had client margin securities valued at $212.4 million pledged with a clearing organization to meet the point in time requirement of $110 million. At September 30, 2008, we had client margin securities valued at $210 million pledged with a clearing organization to meet the point in time requirement of $139.9 million.

We offer loans and transition assistance to our financial advisors mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including but not limited to the financial advisor joining us and meeting certain production requirements. In certain circumstances, we may make commitments prior to funding them. As of September 30, 2009, we made commitments of approximately $29.8 million in loans and transition assistance that have not yet been funded.

We have committed a total of $62.3 million, in amounts ranging from $200,000 to $5 million, to 45 different independent venture capital or private equity partnerships. In addition, we have a commitment totaling $38.2 million to two additional private equity limited partnerships. As of September 30, 2009, we have invested $51.9 million of the committed amounts and have received $36.6 million in distributions. We also control the general partner in two internally sponsored private equity limited partnerships to which we have committed and invested $6.5 million. We have received $4.3 million in distributions as of September 30, 2009.

We are the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of ours and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of ours. At September 30, 2009, the funds have unfunded commitments of $1 million.

At September 30, 2009, the approximate market values of collateral received that can be repledged by us, were:

Sources of Collateral (in 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 2,347,068
Securities Received in Securities Borrowed vs. Cash Transactions	407,314
Collateral Received for Margin Loans	1,082,913
Total	$ 3,837,295

During the year certain collateral was repledged. At September 30, 2009, the approximate market values of this portion of collateral and financial instruments owned that were pledged by us, were:

Uses of Collateral and Trading Securities (in 000's):
Securities Sold Under Agreements to Repurchase	$ 108,085
Securities Delivered in Securities Loaned vs. Cash Transactions	474,890
Collateral Used for Cash Loans	32,434
Collateral Used for Deposits at Clearing Organizations	227,035
Total	$ 842,444

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At September 30, 2009, there were no outstanding performance guarantees in Argentina.

See Notes 11, 12 and 13 for information regarding our other financing arrangements.

We guarantee the existing mortgage debt of RJ&A of approximately $59 million. We guarantee interest rate swap obligations of RJCS.

We have committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits (“project partnerships”). These investments in project partnerships are then sold to various tax credit funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings.

During the first quarter of fiscal year 2009, one of our subsidiaries purchased 58 units in one of RJTCF’s fund offerings (“Fund 34”). During the second quarter of fiscal year 2009, we sold five of our Fund 34 units to an unrelated third-party for approximately $5 million. As of September 30, 2009 we held 53 units of Fund 34 and the total $51.9 million capital contribution associated with these units had been contributed by the subsidiary to Fund 34. In addition, RJTCF has made an advance of $13.5 million to Fund 34 as of September 30, 2009 (refer to the discussion of short-term advances RJTCF may provide to project partnerships on behalf of tax credit funds discussed below). RJTCF expects to resell its interests in Fund 34 to other investors; however, the holding period of this interest will be much longer than its customary 90 days.

In addition to the 58 unit interest in Fund 34 initially purchased, RJTCF provided certain specific performance guarantees to the third-party investors of Fund 34. In turn, we are guaranteeing this subsidiary’s performance on those guarantees.

RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At September 30, 2009, cash funded to invest in either loans or investments in project partnerships (excluding the capital invested in 53 units of Fund 34 mentioned previously) was $24.2 million. RJTCF also issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $2.4 million as of September 30, 2009.

Through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., certain construction loans or loans of longer duration (“permanent loans”) may be made directly to certain project partnerships. As of September 30, 2009 six such construction loans were outstanding with an unfunded balance of $930,000 available for future draws on such loans. Similarly, five permanent loan commitments were outstanding as of September 30, 2009. Each of these commitments will only be funded if certain conditions are achieved by the project partnership and in the event such conditions are not met, generally expire two years after their issuance. The total amount of such unfunded permanent loan commitments as of September 30, 2009 was $5.9 million.

We were required to enter into two agreements, one with Raymond James Trust, N.A. and one with the Office of the Comptroller of the Currency (“OCC”), as a condition to the conversion of Raymond James Trust Company, now known as Raymond James Trust, N.A., (‘RJT”) from a state to a federally chartered institution. The conversion was effective January 1, 2008. Effective July 1, 2008, we merged our second state-chartered trust company, Raymond James Trust Company West, into RJT. Under those agreements, we are obligated to provide RJT with sufficient capital in a form acceptable to the OCC to meet and maintain the capital and liquidity requirements commensurate with RJT’s risk profile for its conversion and any subsequent requirements of the OCC. The conversion expands RJT’s market nationwide, while substituting federal for multiple state regulatory oversight. RJT’s federal charter limits it to fiduciary activities. Thus, capital requirements are not expected to be significant. Based on current projections, RJT’s existing capital is expected to be sufficient for the foreseeable future.

As a result of the extensive regulation of the financial services industry, our broker-dealer and investment advisory subsidiaries are subject to regular reviews and inspections by regulatory authorities and self-regulatory organizations, which can result in the imposition of sanctions for regulatory violations, ranging from non-monetary censure to fines and, in serious cases, temporary or permanent suspension from conducting business. In addition, from time to time regulatory agencies and self-regulatory organizations institute investigations into industry practices, which can also result in the imposition of such sanctions.

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of our management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

NOTE 17 - OTHER COMPREHENSIVE INCOME:

The activity in other comprehensive income and related tax effects are as follows:

	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000's)

Net Unrealized Loss on Available for Sale Securities, Net
of Tax Effect of ($2,964) in 2009, ($31,716) in 2008, and ($1,217) in 2007	$ (5,848)	$ (54,377)	$ (2,150)

Net Change in Currency Translations	(1,979)	(9,790)	20,246

Other Comprehensive Income	$ (7,827)	$ (64,167)	$ 18,096

The components of accumulated other comprehensive income, net of income taxes:

	September 30,	September 30,
	2009	2008
	(in 000's)

Net Unrealized Loss on Securities Available for Sale, Net of Tax Effect of
($35,777) in 2009 and ($32,701) in 2008	$ (61,972)	$ (56,124)

Net Currency Translations	20,169	22,148

Accumulated Other Comprehensive Income	$ (41,803)	$ (33,976)

NOTE 18 – OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense from continuing operations:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
		(in 000’s)
Operating Interest Income:
Margin Balances	$ 37,617	$ 83,856	$ 108,368
Assets Segregated Pursuant to Regulations and Other Segregated Assets	14,786	126,556	195,356
Bank Loans, Net of Unearned Income	320,167	346,560	204,959
Available for Sale Securities	24,373	31,700	23,894
Trading Instruments	13,112	31,865	46,182
Stock Borrow	10,269	36,843	68,685
Interest Income of Variable Interest Entities	71	657	955
Other	23,189	66,026	78,593
Total Operating Interest Income	443,584	724,063	726,992

Operating Interest Expense:
Brokerage Client Liabilities	10,958	137,511	204,158
Retail Bank Deposits	24,023	185,032	190,762
Stock Loan	3,838	26,552	59,276
Borrowed Funds	10,845	15,685	13,835
Interest Expense of Variable Interest Entities	4,853	5,604	6,972
Other	2,436	21,845	24,661
Total Operating Interest Expense	56,953	392,229	499,664

Net Operating Interest Income	$ 386,631	$ 331,834	$ 227,328

NOTE 19 - EMPLOYEE BENEFIT PLANS:

Our profit sharing plan and employee stock ownership plan (“ESOP”) provide certain death, disability or retirement benefits for all employees who meet certain service requirements. The plans are noncontributory. Contributions by us, if any, are determined annually by our Board of Directors on a discretionary basis and are recognized as compensation cost throughout the year. Benefits become fully vested after six years of qualified service.

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP at September 30, 2009 and 2008 was approximately 5,928,000 and 5,468,000, respectively.

We also offer a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for us to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually.

Our Long Term Incentive Plan (“LTIP”) is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. We have purchased and hold life insurance on the lives of most of those employees participating in the LTIP, to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under this plan. Contributions to the qualified plans and the LTIP contribution for management are made in amounts approved annually by the Board of Directors and management. Compensation expense includes aggregate contributions to these plans of $34.8 million, $43.3 million and $40.5 million for fiscal years 2009, 2008 and 2007, respectively.

Stock-Based Compensation Plans

At September 30, 2009, we had multiple stock-based employee compensation plans, which are described below. We issue new shares under all plans approved by shareholders. We measure and recognize compensation expense for share-based awards made to employees and directors based on estimated fair values. In addition, we recognize the resulting realized tax benefit or deficit that exceeds or is less than the previously recognized deferred tax asset for share-based awards (the excess tax benefit) as additional paid-in capital.

Fixed Stock Option Plans

We have one qualified and two non-qualified fixed stock option plans available for grants to employees and members of our Board of Directors. Under the 2002 Incentive Stock Option Plan, our qualified plan, we may grant options to our management personnel for up to 9,000,000 shares of common stock. Options are granted to key administrative employees and financial advisors of RJ&A who achieve certain gross commission levels. Options granted before August 21, 2008 are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of ours at that time, disabled, deceased or recently retired. Options granted on or after August 21, 2008 are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of ours or has terminated within 45 days, disabled, deceased or recently retired.

As noted above, we have two non-qualified fixed stock option plans. Under the first of those plans, we may grant up to 854,298 shares of common stock to our outside directors. Options vest over a three year period from grant date provided that the director is still serving on our Board. Under our second non-qualified stock option plan, we may grant up to 2,531,250 shares of common stock to key management personnel. Option terms are specified in individual agreements and expire on a date no later than the tenth anniversary of the grant date. Under all fixed stock option plans, the exercise price of each option equals the market price of our stock on the date of grant.

Share-based compensation expense and income tax benefits related to our three fixed stock option plans available for grants to employees and members of our Board of Directors is presented below:

	Year Ended September 30,
	2009	2008	2007
	(in 000's)

Total share-based compensation expense	$ 6,000	$ 6,568	$ 5,940
Income tax benefits related to share-based compensation	247	273	212

These amounts may not be representative of future stock-based compensation expense since the estimated fair value of stock options is amortized over the applicable vesting period using the straight-line method and additional options may be granted in future years. The fair value of each fixed option grant for these plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in fiscal years ended 2009, 2008, and 2007:

	2009	2008	2007
Dividend Yield	2.55%	1.36%	1.32%
Expected Volatility	46.99%	29.55%	29.44%
Risk-free Interest Rate	1.57%	3.44%	4.68%
Expected Lives	5.4 yrs	4.7 yrs	4.8 yrs

The dividend yield assumption is based on our current declared dividend as a percentage of the stock price. The expected volatility assumption is based on our historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, and (3) the annualized volatility of the price of our stock since the late 1980’s. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant of the options. The expected lives assumption is based on the average of (1) the assumption that all outstanding options will be exercised at the midpoint between their vesting date and full contractual term and (2) the assumption that all outstanding options will be exercised at their full contractual term.

A summary of option activity of our three fixed stock option plans available for grants to employees and members of our Board of Directors for the fiscal year ended September 30, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options For	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at
October 1, 2008	4,453,973	$ 24.64	-	-
Granted	284,800	17.88	-	-
Exercised	(979,130)	16.79	-	-
Forfeited	(106,300)	26.95	-	-
Expired	(88,568)	23.21	-	-
Outstanding at
September 30, 2009	3,564,775	$ 26.21	2.74	$ 3,674,000
Exercisable at
September 30, 2009	784,339	$ 23.31	1.32	$ 1,145,000

As of September 30, 2009, there was $10 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to stock options for these plans. These costs are expected to be recognized over a weighted average period of approximately 2.78 years.

The following activity occurred under our three fixed stock option plans available for grants to employees and members of our Board of Directors:

	Year Ended September 30,
	2009	2008	2007
	(in 000's, except fair values)

Weighted average grant date fair value	$ 6.22	$ 8.23	$ 9.37
Total intrinsic value of stock options exercised	3,211	14,001	24,982
Total grant date fair value of stock options vested	7,512	3,796	8,006

Cash received from stock option exercises for these plans for the fiscal year ended September 30, 2009 was $14.2 million. There were no actual tax benefits realized for the tax deductions from option exercise of awards for the fiscal year ended September 30, 2009.

Restricted Stock Plan

Under the 2005 Restricted Stock Plan we are authorized to issue up to 10,425,000 restricted stock units or restricted shares of common stock to employees and independent contractors. Restricted stock grants under the 2005 Plan are limited to 2,000,000 shares per fiscal year. The 2005 Plan was established to replace, on substantially the same terms and conditions, the 1999 Plan. During the three months ended March 31, 2006, this plan was amended to allow the issuance of restricted stock units as retention measures for certain employees of our Canadian subsidiary. In addition, we, through that Canadian subsidiary, established a trust fund which is associated with the 2005 Plan. This trust fund was established and funded to enable the trust fund to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary. Awards under this plan may be granted by us in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management, growth, and/or profitability. These awards are forfeitable in the event of termination other than for death, disability or retirement. The compensation cost is recognized over the applicable vesting period of the awards and is calculated as the market value of the awards on the date of grant. The following employee related activity occurred during the fiscal year ended September 30, 2009:

		Weighted
		Average
		Grant Date
	Shares/Units	Fair Value ($)
Nonvested at
October 1, 2008	3,148,352	$ 27.23
Granted	1,027,000	17.63
Vested	(426,174)	21.86
Forfeited	(89,064)	25.25
Nonvested at
September 30, 2009	3,660,114	$ 25.18

Share-based compensation expense and income tax benefits related to our Restricted Stock Plan is presented below:

	Year Ended September 30,
	2009	2008	2007
	(in 000's)

Total share-based compensation expense	$ 18,707	$ 17,486	$ 11,731
Income tax benefits related to share-based compensation	7,025	6,645	4,458

As of September 30, 2009, there was $48.2 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to grants under our Restricted Stock Plan. These costs are expected to be recognized over a weighted average period of approximately 3.46 years. The total fair value of shares vested under this plan during the fiscal year ended September 30, 2009 was $9.3 million.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 7,375,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase our common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the Plan we sold approximately 532,000, 725,000 and 444,000 shares to employees during the years ended September 30, 2009, September 30, 2008 and September 30, 2007, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $1.3 million, $2.9 million and $2.1 million during the years ended September 30, 2009, September 30, 2008 and September 30, 2007, respectively.

Stock Bonus Plan

Our 2007 Stock Bonus Plan authorizes us to issue up to 3,000,000 restricted shares to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000. Restricted stock grants under the 2007 Plan are limited to 750,000 shares per fiscal year. The 2007 Plan was established to replace, on substantially the same terms and conditions, the 1999 Plan. The determination of the number of shares to be granted may encompass a discount from market value at the discretion of the compensation committee of the Board of Directors. Under the plan the shares are generally restricted for a three year period, during which time the shares are forfeitable in the event of voluntary termination other than for death, disability or retirement. The compensation cost is recognized over the three year vesting period based on the market value of the shares on the date of grant. The following activity occurred during the fiscal year ended September 30, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value ($)
Nonvested at
October 1, 2008	1,099,365	$ 29.64
Granted	477,351	18.91
Vested	(400,332)	25.18
Forfeited	(10,928)	27.00
Nonvested at
September 30, 2009	1,165,456	$ 26.80

Share-based compensation expense and income tax benefits related to our Stock Bonus Plan is presented below:

	Year Ended September 30,
	2009	2008	2007
	(in 000's)

Total share-based compensation expense	$ 10,621	$ 11,674	$ 9,142
Income tax benefits related to share-based compensation	3,988	4,436	3,474

As of September 30, 2009, there was $8.4 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to grants under our Stock Bonus Plan. These costs are expected to be recognized over a weighted average period of approximately 1.66 years. The total fair value of shares vested under this plan during the fiscal year ended September 30, 2009 was $10.1 million.

Employee Investment Funds

Certain key employees participate in the Raymond James Employee Investment Funds I and II, which are limited partnerships that invest in the merchant banking and venture capital activities of ours and other unaffiliated venture capital limited partnerships. We made non-recourse loans to these employees for two thirds of the purchase price per unit. The loans and applicable interest are anticipated to be repaid from the distributions made by the funds. The loans are callable after ten years pursuant to the loan agreement.

NOTE 20 – NON-EMPLOYEE STOCK-BASED AND OTHER COMPENSATION:

Stock-Based Compensation Plans

Fixed Stock Option Plan

Absent a specific performance commitment, share-based awards granted to our independent contractor financial advisors are measured at their vesting date fair value and their fair value estimated at reporting dates prior to that time. The compensation expense recognized each period is based on the most recent estimated value. Further, we classify these non-employee awards as liabilities at fair value upon vesting, with changes in fair value reported in earnings until these awards are exercised or forfeited.

Under one of our non-qualified fixed stock option plans, we may grant stock options to our independent contractor financial advisors. We issue new shares under this plan as it was approved by shareholders. Under the 2007 Stock Option Plan for Independent Contractors, we may grant up to 2,000,000 shares of common stock to independent contractor financial advisors. The 2007 Plan was established to replace, on substantially the same terms and conditions, the 1990 Plan. As of September 30, 2009, the 1990 Plan still has options outstanding. Options granted prior to August 21, 2008 are exercisable five years after grant date provided that the financial advisors are still associated with us, disabled, deceased or recently retired. Options granted on or after August 21, 2008 are exercisable five years after grant date provided that the financial advisors are still associated with us or have terminated within 45 days, disabled, deceased or recently retired. Option terms are specified in individual agreements and expire on a date no later than the sixth anniversary of the grant date. Under these fixed stock option plans, the exercise price of each option equals the market price of our stock on the date of grant.

Share-based compensation expense and income tax benefits related to our stock option grants to our independent contractor financial advisors are presented below:

	Year Ended September 30,
	2009	2008	2007
	(in 000's)

Total share-based compensation expense (expense reduction)	$ (5,291)	$ 2,763	$ 7,008
Income tax benefits related to share-based compensation	(1,987)	1,050	2,663

The fair value of each fixed option grant awarded to an independent contractor financial advisor is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal years ended 2009, 2008 and 2007:

	2009	2008	2007
Dividend Yield	2.34%	1.49%	1.27%
Expected Volatility	44.44%	30.38%	29.65%
Risk-free Interest Rate	1.04%	2.85%	4.70%
Expected Lives	2.20 yrs	2.62 yrs	2.92 yrs

The dividend yield assumption is based on our current declared dividend as a percentage of the stock price. The expected volatility assumption is based on our historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, and (3) the annualized volatility of the price of our stock since the late 1980’s. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at each point in time the options are valued. The expected lives assumption is based on the difference between the option’s vesting date plus 90 days (the average exercise period) and the date of the current reporting period.

A summary of option activity of our fixed stock option plans under which awards are granted to our independent contractor financial advisors for the fiscal year ended September 30, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options For	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at
October 1, 2008	1,287,602	$ 22.15	-	-
Granted	24,662	18.18	-	-
Exercised	(214,697)	15.66	-	-
Forfeited	(32,016)	23.32	-	-
Expired	(15,450)	20.35	-	-
Outstanding at
September 30, 2009	1,050,101	$ 23.35	2.23	$ 2,952,000
Exercisable at
September 30, 2009	291,013	$ 16.07	0.72	$ 2,097,000

As of September 30, 2009, there was $1.2 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to unvested stock options granted to our independent contractor financial advisors based on an estimated weighted average fair value of $5.54 per share at that date. These costs are expected to be recognized over a weighted average period of approximately 2.20 years. The following activity occurred under our fixed stock option plans available for grants to our independent contractor financial advisors:

	Year Ended September 30,
	2009	2008	2007
	(in 000's)

Total intrinsic value of stock options exercised	$ 1,241	$ 4,604	$ 6,119
Total fair value of stock options vested	1,694	4,690	6,193

Cash received from stock option exercises for these plans for the fiscal year ended September 30, 2009 was $3.4 million. There were no actual tax benefits realized for the tax deductions from option exercise of awards to our independent contractor financial advisors for the fiscal year ended September 30, 2009.

Restricted Stock Plan

Under the 2005 Restricted Stock Plan we may grant restricted shares of common stock or restricted stock units to employees and independent contractor financial advisors. We issue new shares under this plan as it was approved by shareholders. These awards are forfeitable in the event the independent contractor financial advisors are no longer associated with us, other than for death, disability or retirement. The compensation cost is recognized over the vesting period of the awards. The following activity for our independent contractor financial advisors occurred during the fiscal year ended September 30, 2009:

		Weighted
		Average
		Reporting Date
	Shares	Fair Value ($)
Nonvested at
October 1, 2008	165,439	$ 32.98
Granted	9,292	-
Vested	(2,991)	-
Forfeited	(6,506)	-
Nonvested at
September 30, 2009	165,234	$ 23.29

The weighted average fair value of shares vested for this plan during the fiscal year ended September 30, 2009 was $19.54 per share. The weighted average fair value of shares forfeited for this plan during the fiscal year ended September 30, 2009 was $19.37 per share.

Share-based compensation expense and income tax benefits related to our restricted share grants to our independent contractor financial advisors are presented below:

	Year Ended September 30,
	2009	2008	2007
	(in 000's)

Total share-based compensation expense	$ 378	$ 774	$ 276
Income tax benefits related to share-based compensation	142	294	105

As of September 30, 2009, there was $2.2 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to unvested restricted stock granted to its independent contractor financial advisors based on an estimated fair value of $23.28 per share at that date. These costs are expected to be recognized over a weighted average period of approximately 3.53 years. The total fair value of shares vested under this plan during the years ended September 30, 2009, September 30, 2008 and September 30, 2007 was $58,400, $70,000 and $18,000, respectively.

Other Compensation

We offer non-qualified deferred compensation plans that provide benefits to our independent contractor financial advisors who meet certain production requirements. We have purchased and hold life insurance on employees, to earn a competitive rate of return for participants and to provide the source of funds available to satisfy our obligations under certain of these plans. The contributions are made in amounts approved annually by management.

NOTE 21 - REGULATIONS AND CAPITAL REQUIREMENTS:

Certain broker-dealer subsidiaries of ours are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJ&A, a member firm of the Financial Industry Regulatory Authority (“FINRA”), is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJ&A and RJFS have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJ&A at September 30, 2009 and September 30, 2008 was as follows:

	September 30,	September 30,
	2009	2008
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	20.42%	18.32%
Net Capital	$ 278,092	$ 303,192
Less: Required Net Capital	(27,233)	(33,096)
Excess Net Capital	$ 250,859	$ 270,096

At September 30, 2009 and September 30, 2008, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at September 30, 2009 and September 30, 2008 was as follows:

	September 30,	September 30,
	2009	2008
	(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$ 18,882	$ 54,225
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 18,632	$ 53,975

The separation of the investment advisory business of RJFS into a new subsidiary resulted in the decline in the net capital position of RJFS.

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. We are not in Early Warning Level 1 or Level 2 at September 30, 2009 or September 30, 2008. The Risk Adjusted Capital of RJ Ltd. at September 30, 2009 and September 30, 2008 was as follows (in Canadian dollars):

	September 30,	September 30,
	2009	2008
	(in 000’s)
Raymond James Ltd.:
Risk Adjusted Capital before minimum	$ 35,575	$ 48,033
Less: Required Minimum Capital	(250)	(250)
Risk Adjusted Capital	$ 35,325	$ 47,783

At September 30, 2009, our other active domestic and international broker-dealers were in compliance with and met all net capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require RJ Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to both risk-weighted assets and adjusted assets (as defined). Management believes that, as of September 30, 2009, RJ Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2009, the most recent notification from the OTS categorized RJ Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJ Bank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of September 30, 2009:
Total Capital (to
Risk-Weighted Assets)	$ 909,959	12.7%	$ 573,153	8.0%	$ 716,441	10.0%
Tier I Capital (to
Risk-Weighted Assets)	819,747	11.4%	286,576	4.0%	429,864	6.0%
Tier I Capital (to
Adjusted Assets)	819,747	7.3%	448,672	4.0%	560,841	5.0%

As of September 30, 2008(1):
Total Capital (to
Risk-Weighted Assets)	$ 786,599	9.7%	$ 649,518	8.0%	$ 811,897	10.0%
Tier I Capital (to
Risk-Weighted Assets)	689,281	8.5%	324,759	4.0%	487,138	6.0%
Tier I Capital (to
Adjusted Assets)	689,281	6.0%	458,052	4.0%	572,564	5.0%

(1)
The actual Total Capital (to Risk-Weighted Assets), Tier I Capital (to Risk-Weighted Assets) and Tier I Capital (to Adjusted Assets) amounts previously reported for September 30, 2008 were $778,624,000, $689,281,000, and $689,281,000 with ratios of 10.9%, 9.6% and 6.0%, respectively. On December 5, 2008, subsequent to filing our Annual Report on Form 10-K, we discovered that our wholly owned subsidiary, RJ Bank, had misinterpreted an instruction related to the calculation of RJ Bank’s risk weighted capital ratio. As a result, despite our intention and ability to maintain RJ Bank at a “well capitalized” level under the bank regulatory framework, RJ Bank was “adequately capitalized” rather than “well capitalized” at September 30, 2008. Upon discovery of the misinterpretation, we recalculated the ratio, determined the amount of additional capital that needed to be contributed and made a $30 million capital contribution to RJ Bank on December 12, 2008, an amount that would have increased the bank's September 30, 2008 total risk-based capital ratio above the 10% level necessary to be considered well capitalized. We notified the OTS and filed an amended Thrift Financial Report as of September 30, 2008. As we were able to and did contribute additional capital, as the FDIC was notified of the circumstances and took no adverse action, and as it did not impact clients, our management does not consider this to be material and does not expect any additional ramifications of the misinterpretation.

It continues to be our intention to maintain RJ Bank’s “well capitalized” status. We have contributed $485 million during the last 12 quarters, including $140 million during fiscal year 2009. We consider it unlikely that RJ Bank would experience anything other than “well capitalized” status. In the unlikely event of such occurrence, the consequences could include a requirement to obtain a waiver prior to acceptance, renewal, or rollover of brokered deposits and higher FDIC premiums, but would not have a significant impact on our operations.

RJ Bank’s ability to pay cash dividends depends almost entirely upon the amount of dividends that RJ Bank is permitted to pay by statutes or regulations. The OTS regulates all capital distributions, including dividend payments. RJ Bank must either file an application seeking approval of the OTS or give proper notification to the OTS, depending on whether the proposed amount of the capital distribution exceeds the Bank’s net income for the applicable year to date plus RJ Bank’s retained net income for the preceding two years.

As of September 30, 2009, RJ Bank was in compliance with QTL standards according to the Domestic Building and Loan Association test. This test requires RJ Bank to meet a “business operations test” and a point-in-time “60% of assets test” on the last day of each fiscal year. The business operations test requires the business to consist primarily of acquiring the savings of the public and investing in loans. The 60% of assets test requires that at least 60% of the assets consist of qualifying assets that thrifts normally hold pursuant to regulations. As of September 30, 2009, RJ Bank met both the business operations test and the 60% of assets test with 62% of its assets consisting of qualifying assets. To meet this point in time percentage of assets requirement, RJ Bank temporarily invested in $1.2 billion in U.S. Treasury securities and $2 billion in reverse repurchase agreements, collateralized by GNMA and U.S. Treasury securities, funded by a combination of FHLB borrowings and RJBDP deposits. RJ Bank repaid the borrowings on October 1, 2009 and the majority of the additional RJBDP deposits were redirected to third-party banks participating in the multi-bank program in October 2009. The consequences for financial institutions which fail the QTL test include the requirement to either become a national bank or be prohibited from making or engaging in any non-allowable investments or activities, the establishment of any new branch offices and the payment of dividends. RJ Bank has applied to convert to a national bank. With RJ Bank’s conversion from a thrift to a national bank charter, the QTL requirement would be eliminated.

Raymond James Trust, N.A., is regulated by the OCC and is required to maintain sufficient capital and meet capital and liquidity requirements. As of September 30, 2009, RJT met the requirements.

We expect to continue paying cash dividends. However, the payment and rate of dividends on our common stock is subject to several factors including our operating results, financial requirements, and the availability of funds from our subsidiaries, including the broker-dealer and bank subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the IIROC; and RJ Bank, which may be subject to restrictions by federal banking agencies. Such restrictions have never limited our dividend payments.

NOTE 22 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

In the normal course of business, we purchase and sell securities as either principal or agent on behalf of our clients. If either the client or counterparty fails to perform, we may be required to discharge the obligations of the nonperforming party. In such circumstances, we may sustain a loss if the market value of the security or futures contract is different from the contract value of the transaction.

We also act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. We measure the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed was $384.3 million and securities loaned was $364.1 million at September 30, 2009 and the market value of securities borrowed was $647.9 million and securities loaned was $639.6 million at September 30, 2008 The contract value of securities borrowed and securities loaned was $417 million and $490.2 million, respectively, at September 30, 2009 and the contract value of securities borrowed and securities loaned was $675.1 million and $695.7 million, respectively, at September 30, 2008. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example failure to deliver a security or failure to pay for a security), we may incur a loss if the market value of the security is different from the contract amount of the transaction.

We have also loaned, to brokers-dealers and other financial institutions, securities owned by clients and others for which we have received cash or other collateral. The market value of securities loaned was $110.7 million at September 30, 2009. The contract value of securities loaned was $111.1 million at September 30, 2009. If a borrowing institution or broker-dealer does not return a security, we may be obligated to purchase the security in order to return it to the owner. In such circumstances, we may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the collateral received from the financial institution or the broker-dealer.

We have sold securities that we do not currently own, and will therefore, be obligated to purchase such securities at a future date. We have recorded $93.4 million and $123.8 million at September 30, 2009 and September 30, 2008, respectively, which represents the market value of such securities. We are subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year-end. We utilize short government obligations and equity securities to economically hedge long proprietary inventory positions. At September 30, 2009, we had $55.9 million in short government obligations and $4.2 million in short equity securities, which represented economic hedge positions. At September 30, 2008, we had $82.5 million in short government obligations and $14.5 million in short equity securities, which represented hedge positions.

We enter into security transactions on behalf of our clients and other brokers involving forward settlement. Forward contracts provide for the delayed delivery of the underlying instrument. The contractual amounts related to these financial instruments reflect the volume and activity and do not reflect the amounts at risk. The gain or loss on these transactions is recognized on a trade date basis. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. Our exposure to market risk is determined by a number of factors, including the duration, size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility. The credit risk for these transactions is limited to the unrealized market valuation gains recorded in the Consolidated Statements of Financial Condition.

The majority of our transactions, and consequently, the concentration of our credit exposure is with clients, broker-dealers and other financial institutions in the U.S. These activities primarily involve collateralized arrangements and may result in credit exposure in the event that the counterparty fails to meet its contractual obligations. Our exposure to credit risk can be directly impacted by volatile securities markets, which may impair the ability of counterparties to satisfy their contractual obligations. We seek to control our credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties' financial condition and credit ratings. We monitor collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.

We, through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., may have at any time unfunded commitments to extend credit to certain project partnerships for either construction or permanent loans. At September 30, 2009, the unfunded portion of executed commitments to extend credit was $930,000. See Note 16 of the Notes to the Consolidated Financial Statements for additional information regarding these commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of September 30, 2009, forward contracts outstanding to buy and sell U.S. dollars totaled in Canadian dollars (“CDN”) $14.8 million and CDN $5.9 million, respectively.

RJ Bank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and RJ Bank’s exposure is limited to the replacement value of those commitments. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at September 30, 2009 and 2008, is as follows:

	September 30,	September 30,
	2009	2008
	(in 000's)

Standby Letters of Credit	$ 242,486	$ 239,317
Open End Consumer Lines of Credit	35,369	43,544
Commercial Lines of Credit	1,479,260	1,384,941
Unfunded Lending Commitments - Variable Rate (1)	155,518	1,055,686
Unfunded Lending Commitments - Fixed Rate	7,553	4,005

(1) Includes commitments to purchase pools of adjustable rate whole first mortgage loans.

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of our actual future credit exposure or future liquidity requirements. We maintain a reserve to provide for potential losses related to the unfunded lending commitments. See Note 7 for further discussion of this reserve for unfunded lending commitments.

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

In the normal course of business, RJ Bank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. As of September 30, 2009, $242.5 million of such letters of credit were outstanding. Of the letters of credit outstanding, $240.7 million are underwritten as part of a larger corporate credit relationship. In the event that a letter of credit is drawn down, RJ Bank would pursue repayment from the party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the maximum potential future amount of any payments of amounts drawn down under the existing letters of credit. At September 30, 2009, RJ Bank had no unearned fees related to these instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, RJ Bank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

As of September 30, 2009, RJ Bank had commitments to sell SBA loan pool securitizations totaling $55.6 million, one of which had not yet been issued as of the period end.

NOTE 23 – EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000’s, except per share amounts)

Net Income	$ 152,750	$ 235,078	$ 250,430

Weighted Average Common Shares
Outstanding During the Period	117,444	116,383	115,608

Dilutive Effect of Stock Options and Awards (1)	1,305	2,676	3,085

Weighted Average Diluted Common
Shares (1)	118,749	119,059	118,693

Net Income per Share – Basic	$ 1.30	$ 2.02	$ 2.17

Net Income per Share - Diluted (1)	$ 1.29	$ 1.97	$ 2.11

Securities Excluded from Weighted Average
Diluted Common Shares Because Their Effect
Would Be Antidilutive	4,176	2,542	1,321

(1)
Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include stock options, restricted stock and units.

NOTE 24 – SEGMENT ANALYSIS:

We currently operate through the following eight business segments: Private Client Group; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and various corporate activities combined in the "Other" segment. In the quarter ended December 31, 2008, a new intersegment component to our segment reporting was added to reflect total gross revenues by segment with the elimination of intersegment transactions. In addition, the methodology for allocating our corporate bonus pool expense to individual segments was changed. Reclassifications have been made in the segment disclosure for previous periods to conform to this presentation. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. The financial results of our segments is presented using the same policies as those described in Note 1, “Summary of Significant Accounting Policies”. Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments upon consolidation.

The Private Client Group segment includes the retail branches of our broker-dealer subsidiaries located throughout the U.S., Canada and the United Kingdom. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients. The segment includes net interest earnings on client margin loans and cash balances. Additionally, this segment includes the correspondent clearing services that we provide to other broker-dealer firms.

The Capital Markets segment includes institutional sales and trading in the U.S., Canada and Europe. It provides securities brokerage, trading, and research services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. This segment also includes our management of and participation in underwritings, merger and acquisition services, public finance activities, and the operations of Raymond James Tax Credit Funds.

The Asset Management segment includes investment portfolio management services of Eagle Asset Management, Inc., Eagle Boston Investment Management, Inc., and Raymond James Consulting Services (RJ&A’s asset management services division), mutual fund management by Eagle Fund Services, and trust services of Raymond James Trust, N.A. In addition to the asset management services noted above, this segment also includes fee-based programs offered to clients who have contracted for portfolio management services from outside money managers.

RJ Bank is a separate segment, which provides consumer, residential, and commercial loans, as well as FDIC-insured deposit accounts to clients of our broker-dealer subsidiaries and to the general public.

The Emerging Markets segment includes various joint ventures in Latin America. These joint ventures operate in securities brokerage, investment banking and asset management.

The Stock Loan/Borrow segment involves the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary.

The Proprietary Capital segment consists of our principal capital and private equity activities including: various direct and third-party private equity and merchant banking investments (including Raymond James Capital, Inc. a captive private equity business), short-term special situation mezzanine and bridge investments, the EIF Funds, Raymond James Capital Partners, L.P. (the private equity fund we sponsor), Ballast Point Ventures, L.P, and Ballast Point Ventures II, L.P. During the quarter ended March 31, 2009, we relinquished our control over the general partners in the two Ballast Point Ventures funds. We retained ownership interest in these entities. See Note 1 for further information.

The Other segment includes certain corporate overhead costs of Raymond James Financial, Inc. including the interest cost on our public debt.

The following table presents information concerning operations on a segment basis:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000’s)
Revenues:
Private Client Group	$ 1,557,462	$ 1,999,775	$ 1,987,482
Capital Markets	533,254	506,158	506,062
Asset Management	177,359	243,609	241,304
RJ Bank	343,366	405,304	279,572
Emerging Markets	14,891	41,607	59,204
Stock Loan/Borrow	10,269	36,843	68,685
Proprietary Capital	12,742	22,869	8,328
Other	7,153	21,302	37,174
Intersegment Eliminations	(53,977)	(72,535)	(78,232)
Total Revenues (1)	$ 2,602,519	$ 3,204,932	$ 3,109,579

Income (Loss) Before Provision for Income Taxes:
Private Client Group	$ 84,873	$ 178,146	$ 222,370
Capital Markets	73,481	43,627	62,587
Asset Management	30,411	61,501	62,898
RJ Bank	80,011	112,282	27,005
Emerging Markets	(4,886)	(3,426)	3,619
Stock Loan/Borrow	3,651	7,034	5,003
Proprietary Capital	1,035	7,361	3,489
Other	(19,802)	(19,671)	5,253
Pre-Tax Income	$ 248,774	$ 386,854	$ 392,224

(1)	No individual client accounted for more than 10 percent of total revenues in fiscal year 2009, 2008 or 2007.

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000’s)
Net Interest Income (Expense):
Private Client Group	$ 50,698	$ 92,327	$ 118,064
Capital Markets	2,800	(154)	(10,403)
Asset Management	151	1,106	1,535
RJ Bank	322,393	215,586	84,501
Emerging Markets	1,035	2,752	2,966
Stock Loan/Borrow	6,431	10,291	9,409
Proprietary Capital	173	1,526	1,122
Other	2,950	8,400	20,134
Net Interest Income	$ 386,631	$ 331,834	$ 227,328

The following table presents our total assets on a segment basis:

	September 30,	September 30,
	2009	2008
	(in 000’s)
Total Assets:
Private Client Group (1)	$ 4,900,852	$ 6,861,688
Capital Markets (2)	1,246,472	1,402,459
Asset Management	59,847	75,339
RJ Bank	11,137,440	11,356,939
Emerging Markets	47,201	50,985
Stock Loan/Borrow	491,650	698,926
Proprietary Capital	147,832	169,652
Other	195,434	93,628
Total	$ 18,226,728	$ 20,709,616

(1)                 Includes $46 million of goodwill.
(2)                 Includes $17 million of goodwill.

We have operations in the U.S., Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the U.S. Revenues and income before provision for income taxes, classified by major geographic areas in which they are earned, are as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000’s)
Revenues:
United States	$ 2,359,564	$ 2,852,634	$ 2,757,314
Canada	186,901	254,483	249,372
Europe	41,427	60,042	52,156
Other	14,627	37,773	50,737
Total	$ 2,602,519	$ 3,204,932	$ 3,109,579

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000’s)
Income (Loss) Before Provision for Income Taxes:

United States	$ 256,231	$ 362,090	$ 356,824
Canada	(967)	22,099	28,291
Europe	(17)	8,960	445
Other	(6,473)	(6,295)	6,664
Total	$ 248,774	$ 386,854	$ 392,224

Our total assets, classified by major geographic area in which they are held, were as follows:

	Year Ended
	September 30,	September 30,
	2009	2008
	(in 000’s)
Total Assets:
United States (1)	$ 16,894,460	$ 19,575,784
Canada (2)	1,265,149	1,061,201
Europe	25,011	25,424
Other	42,108	47,207
Total	$ 18,226,728	$ 20,709,616

(1)	Includes $30 million of goodwill.

(2)	Includes $33 million of goodwill.

NOTE 25 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY):

RJF is a holding company headquartered in Florida whose subsidiaries are engaged in various financial services businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. RJF’s primary activities include investments in subsidiaries and corporate investments, including cash management, company owned life insurance and private equity investments. The primary source of operating cash available to RJF is provided by dividends from subsidiaries.

Our two principal domestic broker-dealer subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At September 30, 2009, both of these brokerage subsidiaries far exceeded their minimum net capital requirements. At that date, these subsidiaries had excess net capital of $269 million, of which approximately $69 million was available for the payment of dividends to us after taking into account regulatory or other restrictions, including debt covenants.

RJ Bank has net assets of $758 million. RJ Bank is required to notify and in some cases seek approval from the OTS prior to paying a dividend to us. In addition, debt covenants impose capital maintenance requirements on RJ Bank. At September 30, 2009, RJ Bank could not pay a dividend to us under the most restrictive of those covenants.

Significant subsidiary net assets of $958 million were restricted from being transferred to us at September 30, 2009, under regulatory or other restrictions.

Liquidity available to us from our other subsidiaries, other than our broker-dealer subsidiaries and RJ Bank, is not limited by regulatory or other restrictions, but is relatively insignificant.

We regularly receive a portion of the profits of subsidiaries, other than RJ Bank, as dividends.

See Notes 11, 13, 16 and 21 for more information regarding borrowings, capital and regulatory requirements of our subsidiaries.

The following table presents our condensed statement of financial condition:

	September 30,	September 30,
	2009	2008
	(in 000's)
Assets:
Cash and Cash Equivalents	$ 3,277	$ 4,033
Intercompany Receivables from Subsidiaries:
Bank Subsidiary	3	66
Nonbank Subsidiaries (1)	182,879	157,674
Investments in Consolidated Subsidiaries:
Bank Subsidiary	757,863	633,155
Nonbank Subsidiaries	1,219,420	1,143,031
Property and Equipment, Net	10,536	10,077
Goodwill	29,538	29,538
Other Assets	199,667	183,350

Total Assets	$ 2,403,183	$ 2,160,924

Liabilities And Shareholders’ Equity:
Trade and Other	$ 11,698	$ 12,393
Intercompany Payables to Subsidiaries:
Bank Subsidiary	130	-
Nonbank Subsidiaries	1,683	251
Accrued Compensation and Benefits	57,259	64,375
Loans Payable	299,950	200,000

Total Liabilities	370,720	277,019

Shareholders' Equity	2,032,463	1,883,905

Total Liabilities and Shareholders' Equity	$ 2,403,183	$ 2,160,924

(1) Includes $107 million and $80 million at September 30, 2009 and 2008 in overnight loans with our broker-dealer subsidiary, RJ&A. RJF loans excess  cash to RJ&A to reduce outside financing costs and maximize interest earnings.

The following table presents RJF’s condensed statement of income:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000’s)

Revenues:
Dividends from Nonbank Subsidiaries	$ 154,898	$ 118,043	$ 104,464
Interest from Subsidiaries	2,527	5,346	10,129
Interest	617	827	545
Other, Net	(1,656)	4,705	7,651

Total Revenues	156,386	128,921	122,789

Expenses:
Compensation and Benefits	24,829	27,421	13,075
Communications and Information Processing	5,194	4,872	4,399
Occupancy and Equipment Costs	1,652	1,471	1,509
Business Development	6,448	9,859	10,482
Interest	3,876	3,748	900
Other	3,798	5,800	4,309
Intercompany Allocations and Charges	(21,440)	(23,298)	(24,397)

Total Expenses	24,357	29,873	10,277

Income Before Income Tax (Benefits) Expense and
Equity in Undistributed Net Income of Subsidiaries	132,029	99,048	112,512

Income Tax (Benefits) Expense	(16,736)	(2,447)	525

Income Before Equity in Undistributed Net Income of
Subsidiaries	148,765	101,495	111,987

Equity in Undistributed Net Income of Subsidiaries	3,985	133,583	138,443

Net Income	$ 152,750	$ 235,078	$ 250,430

The following table presents RJF’s condensed statement of cash flows:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
	(in 000’s)

Cash Flows From Operating Activities:
Net Income	$ 152,750	$ 235,078	$ 250,430
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Loss (Gain) on Investments	2,109	(2,560)	(3,103)
Loss (Gain) on Company-Owned Life Insurance	6,842	15,561	(7,620)
Equity in Undistributed Net Income of Subsidiaries	(3,985)	(133,583)	(138,443)
Other, Net	45,557	54,681	19,744

(Increase) Decrease in Operating Assets:
Intercompany Receivables	(25,142)	(10,015)	93,182
Other	(2,508)	22,397	(29,306)

Increase (Decrease) in Operating Liabilities:
Intercompany Payables	1,562	(1,056)	1,165
Trade and Other	(695)	3,207	5,240
Accrued Compensation and Benefits	(7,116)	7,485	(6,133)

Net Cash Provided by Operating Activities	169,374	191,195	185,156

Cash Flows From Investing Activities:
Investments in Subsidiaries, Net	(210,611)	(284,580)	(188,093)
Purchases of Investments, Net	(312)	(6,964)	10,756
Purchase of Investments in Company-Owned Life Insurance, Net	(22,793)	(7,818)	(1,200)

Net Cash Used in Investing Activities	(233,716)	(299,362)	(178,537)

Cash Flows From Financing Activities:
Proceeds from Borrowed Funds, Net	97,043	200,000	-
Exercise of Stock Options and Employee Stock Purchases	25, 022	32,594	38,076
Purchase of Treasury Stock	(4,339)	(67,243)	(578)
Dividends on Common Stock	(54,140)	(53,151)	(48,488)

Net Cash Provided by (Used in) Financing Activities	63,586	112,200	(10,990)

Net (Decrease) Increase in Cash and Cash Equivalents	(756)	4,033	(4,371)
Cash and Cash Equivalents at Beginning of Year	4,033	-	4,371

Cash and Cash Equivalents at End of Year	$ 3,277	$ 4,033	$ -

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ 918	$ 2,695	$ -
Cash (Received) Paid for Income Taxes	$ (24,208)	$ (2,447)	$ 525

SUPPLEMENTARY FINANCIAL INFORMATION:

SELECTED QUARTERLY FINANCIAL DATA
(unaudited)

Fiscal Year 2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in 000’s, except per share data)

Revenues	$ 695,833	$ 596,411	$ 632,252	$ 678,023
Net Revenues	663,942	589,667	624,799	667,158
Non-Interest Expenses	567,285	583,441	548,109	610,330
Income Before Income Taxes	101,664	12,918	72,309	61,883
Net Income	61,093	6,093	42,595	42,969
Net Income per Share – Basic(1)	0.52	0.05	0.36	0.36
Net Income per Share – Diluted	0.52	0.05	0.36	0.36
Dividends Declared per Share	0.11	0.11	0.11	0.11

Fiscal Year 2008	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in 000’s, except per share data)

Revenues	$ 829,191	$ 807,134	$ 808,748	$ 759,859
Net Revenues	685,827	691,687	742,024	693,165
Non-Interest Expenses	594,525	597,093	627,331	611,206
Income Before Income Taxes	90,757	97,818	115,118	83,161
Net Income	56,242	59,790	69,938	49,108
Net Income per Share – Basic (1)	0.48	0.51	0.60	0.42
Net Income per Share – Diluted	0.47	0.50	0.59	0.41
Dividends Declared per Share	0.11	0.11	0.11	0.11

(1)	Due to rounding the quarterly results do not add to the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as we are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2009. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2009 (included below).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Raymond James Financial, Inc.:

We have audited Raymond James Financial, Inc.’s (the Company) internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Raymond James Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2009, and our report dated November 25, 2009 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

November 25, 2009
Tampa, Florida
Certified Public Accountants

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this form 10-K. The balance of the information required by Item 10 is incorporated herein by reference to the registrant's definitive proxy statement for the 2010 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 13, 2010.

ITEMS 11, 12, 13 AND 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant's definitive proxy statement for the 2010 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 13, 2010.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules
The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibit Listing

Exhibit Number	Description

3.1
Restated Articles of Incorporation of Raymond James Financial, Inc. as filed with the Secretary of State Florida on November 25, 2008, incorporated by reference to Exhibit 3(i).1 as filed with Form 10-K on November 28, 2008.

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on June 28, 2007, incorporated by reference to Exhibit 3(ii) as filed with Form 8-K on July 2, 2007.

4.1	Description of Capital Stock, incorporated by reference to Exhibit 4.1 as filed with Form 10-Q on August 10, 2009.

4.2
Indenture, dated as of August 10, 2009 (for senior debt securities) between Raymond James Financial, Inc. and the Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 as filed with Form 10-Q on August 10, 2009.

10.1
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

10.3*
Raymond James Financial, Inc. 2002 Incentive Stock Option Plan effective February 14, 2002, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-98537, filed August 22, 2002.

10.4	Mortgage Agreement for $75 million dated as of December 13, 2002 incorporated by reference to Exhibit No. 10 as filed with Form 10-K on December 23, 2002.

10.5*
Raymond James Financial, Inc. Stock Option Plan for Key Management Personnel effective November 21, 1996, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-103277, filed February 18, 2003.

10.6	Form of Indemnification Agreement with Directors, incorporated by reference to Exhibit 10.18 as filed with Form 10-K on December 8, 2004.

10.7*	Raymond James Financial, Inc. Amended Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10 as filed with Form 10-Q on February 9, 2006.

10.8*	Amended and Restated Raymond James Financial Long-Term Incentive Plan, incorporated by reference to Exhibit 10.11 as filed with Form 10-K on December 14, 2006.

10.9
The 2007 Raymond James Financial, Inc. Stock Option Plan for Independent Contractors effective February 15, 2007, incorporated by reference to Appendix C to Definitive Proxy Statement for the Annual Meeting of Shareholders held February 15, 2007, filed January 16, 2007.

10.10*
Composite Version of 2003 Raymond James Financial, Inc. Employee Stock Purchase Plan, as amended and restated, incorporated by reference to Appendix B to Definitive Proxy Statement for the Annual Meeting of Shareholders held February 19, 2009, filed on January 12, 2009.

Exhibit Number	Description

10.11*
Composite Version of 2005 Raymond James Financial, Inc. Restricted Stock Plan, as amended and restated, incorporated by reference to Appendix A to Definitive Proxy Statement for the Annual Meeting of Shareholders held February 19, 2009, filed on January 12, 2009.

10.12.1
$100,000,000 Credit Agreement, dated as of February 6, 2009, among Raymond James Financial, Inc., as Borrower, the Lenders named therein, JPMorgan Chase Bank, National Association, as Administrative Agent, Regions Bank, as Co-Syndication Agent, Fifth Third Bank, as Co-Syndication Agent, and PNC Bank, National Association, as Co-Syndication Agent, incorporated by reference to Exhibit 10.9.8 as filed with Form 10-Q on February 9, 2009.

10.12.2
Amendment No. 1, dated as of June 17, 2009, to Credit Agreement, by and among Raymond James Financial, Inc., the Lenders named on the signature pages hereto, JPMorgan Chase Bank, National Association, individually and as administrative agent for the Lenders, incorporated by reference to Exhibit 10.9.9 as filed with Form 8-K on June 18, 2009.

10.13*	Letter agreement dated February 25, 2009 between us and Paul Reilly, incorporated by reference to Exhibit No. 10.14 as filed with Form 8-K on March 3, 2009.

10.14*	Amended and Restated 2007 Raymond James Financial, Inc. Stock Bonus Plan dated November 24, 2009, filed herewith.

11	Computation of Earnings per Share is set forth in Note 23 of the Notes to the Consolidated Financial Statements in this Form 10-K.

12	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, filed herewith.

14.1	Code of Ethics for Senior Financial Officers as amended on August 23, 2007, incorporated by reference to Exhibit 14.1 as filed with Form 10-K on November 28, 2008.

14.2	Business Ethics and Corporate Policy as amended on November 27, 2007, incorporated by reference to Exhibit 14.2 as filed with Form 10-K on November 29, 2007.

21	List of Subsidiaries, filed herewith.

23	Consent of KPMG LLP, filed herewith.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.(i).1	Charter of the Audit Committee of the Board of Directors as revised on November 27, 2007, incorporated by reference to Exhibit 99(i).1 as filed with Form 10-K on November 29 , 2007.

99.(i).2	Charter of the Corporate Governance, Nominating and Compensation Committee as revised on November 24, 2009, filed herewith.

*	Indicates a management contract or compensatory plan or arrangement in which a director or named executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 25th day of November, 2009.

RAYMOND JAMES FINANCIAL, INC.
By /s/ THOMAS A. JAMES
Thomas A. James, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. JAMES	Chairman and Chief	November 25, 2009
Thomas A. James	Executive Officer, Director

/s/ PAUL C. REILLY	President, Director	November 25, 2009
Paul C. Reilly

/s/ CHET B. HELCK	Chief Operating Officer, Director	November 25, 2009
Chet B. Helck

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	November 25, 2009
Francis S. Godbold

/s/ JEFFREY P. JULIEN	Executive Vice President - Finance	November 25, 2009
Jeffrey P. Julien	and Chief Financial Officer

/s/ JENNIFER C. ACKART	Senior Vice President, Controller and Chief Accounting	November 25, 2009
Jennifer C. Ackart	Officer

/s/ SHELLEY G. BROADER	Director	November 25, 2009
Shelley G. Broader

/s/ H. WILLIAM HABERMEYER	Director	November 25, 2009
H. William Habermeyer

/s/ ROBERT P. SALTZMAN	Director	November 25, 2009
Robert P. Saltzman

/s/ KENNETH A. SHIELDS	Director	November 25, 2009
Kenneth A. Shields

/s/ HARDWICK SIMMONS	Director	November 25, 2009
Hardwick Simmons

/s/ SUSAN N. STORY	Director	November 25, 2009
Susan N. Story