Form 10-Q
period 2009-12-31
RAYMOND JAMES FINANCIAL INC
filed 2010-02-09
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 2009

or

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

123,738,794 shares of Common Stock as of February 4, 2010

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter Ended December 31, 2009

	INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Financial Condition as of December 31, 2009 and September 30, 2009 (unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2009 and December 31, 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and December 31, 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

Item 4.	Controls and Procedures	66

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 5.	Other Information	67

Item 6.	Exhibits	68

	Signatures	69

PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31,	September 30,
	2009	2009
	($ in 000’s)
Assets
Cash and Cash Equivalents	$ 1,018,585	$ 2,306,085
Assets Segregated Pursuant to Regulations and Other Segregated Assets	1,977,995	2,310,261
Securities Purchased under Agreements to Resell and Other Collateralized Financings	352,268	2,306,186
Financial Instruments, at Fair Value:
Trading Instruments	362,942	431,445
Available for Sale Securities	488,997	509,073
Private Equity and Other Investments	296,056	291,389
Receivables:
Brokerage Clients, Net	1,538,470	1,463,136
Stock Borrowed	635,670	416,964
Bank Loans, Net	6,452,530	6,593,973
Brokers-Dealers and Clearing Organizations	35,788	38,610
Other	436,283	540,035
Deposits with Clearing Organizations	79,668	83,799
Prepaid Expenses and Other Assets	322,998	260,427
Investments in Real Estate Partnerships - Held by Variable Interest Entities	276,335	270,139
Property and Equipment, Net	182,999	186,232
Deferred Income Taxes, Net	171,836	156,399
Goodwill	62,575	62,575

Total Assets	$ 14,691,995	$ 18,226,728

Liabilities And Equity
Trading Instruments Sold but Not Yet Purchased, at Fair Value	$ 91,493	$ 93,376
Securities Sold Under Agreements to Repurchase	22,733	102,758
Payables:
Brokerage Clients	3,143,549	3,789,870
Stock Loaned	1,009,278	490,240
Bank Deposits	7,007,069	9,423,387
Brokers-Dealers and Clearing Organizations	158,698	157,032
Trade and Other	229,067	177,769
Other Borrowings	51,027	980,000
Accrued Compensation, Commissions and Benefits	222,889	330,879
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	81,821	89,244
Corporate Debt	358,282	359,034

Total Liabilities	12,375,906	15,993,589

Commitments and Contingencies (See Note 12)

Equity
Preferred Stock; $.10 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized
350,000,000 Shares; Issued 127,858,633 at
December 31, 2009 and 127,039,672 at September 30, 2009	1,229	1,227
Shares Exchangeable into Common Stock; 249,013
at December 31, 2009 and 249,168 at September 30, 2009	3,196	3,198
Additional Paid-In Capital	435,788	416,662
Retained Earnings	1,766,808	1,737,591
Treasury Stock, at Cost, 4,123,419 Common Shares at December 31, 2009 and
3,975,136 Common Shares at September 30, 2009	(88,235)	(84,412)
Accumulated Other Comprehensive Income	(25,607)	(41,803)
Total Equity Attributable to Raymond James Financial, Inc.	2,093,179	2,032,463
Noncontrolling Interests	222,910	200,676
Total Equity	2,316,089	2,233,139

Total Liabilities and Equity	$ 14,691,995	$ 18,226,728

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(in 000’s, except per share amounts)

	Three Months Ended
	December 31,	December 31,
	2009	2008
Revenues:
Securities Commissions and Fees	$ 469,151	$ 418,225
Investment Banking	25,718	20,733
Investment Advisory Fees	43,975	44,435
Interest	91,372	143,612
Net Trading Profits	11,637	9,175
Financial Service Fees	36,782	33,135
Other	24,034	26,518
Total Revenues	702,669	695,833

Interest Expense	15,702	31,891
Net Revenues	686,967	663,942

Non-Interest Expenses:
Compensation, Commissions and Benefits	471,079	419,254
Communications and Information Processing	28,074	35,223
Occupancy and Equipment Costs	26,715	26,435
Clearance and Floor Brokerage	8,502	8,588
Business Development	19,881	24,724
Investment Advisory Fees	9,103	9,722
Bank Loan Loss Provision	22,835	24,870
Other	33,665	18,469
Total Non-Interest Expenses	619,854	567,285

Income Before Provision for Income Taxes and Noncontrolling Interests	67,113	96,657

Provision for Income Taxes	26,485	40,571

Net Income Before Noncontrolling Interests	40,628	56,086
Net Loss Attributable to Noncontrolling Interests	(2,275)	(5,007)
Net Income Attributable to Raymond James Financial, Inc.	$ 42,903	$ 61,093

Net Income per Common Share-Basic	$ 0.35	$ 0.50
Net Income per Common Share-Diluted	$ 0.35	$ 0.50
Weighted Average Common Shares
Outstanding-Basic	118,763	116,307
Weighted Average Common and Common
Equivalent Shares Outstanding-Diluted	118,983	116,559

Dividends Paid per Common Share	$ 0.11	$ 0.11

Net Income Attributable to Raymond James Financial, Inc.	$ 42,903	$ 61,093
Other Comprehensive Income, Net of Tax:
Change in Unrealized Loss on Available
for Sale Securities and Non-Credit Portion of Other-Than-Temporary Impairment Losses	13,223	(53,387)
Change in Currency Translations	2,973	(19,810)
Total Comprehensive Income (Loss)	$ 59,099	$ (12,104)

Other-Than-Temporary Impairment:
Total Other-than-Temporary Impairment Losses	$ (15,520)	$ (571)
Portion of Losses recognized in Other
Comprehensive Income (Before Taxes)	12,521	-
Net Impairment Losses Recognized in
Other Revenue	$ (2,999)	$ (571)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued on next page)

	Three Months Ended
	December 31,	December 31,
	2009	2008
Cash Flows From Operating Activities:
Net Income Before Noncontrolling Interests	$ 40,628	$ 56,086
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	11,758	8,345
Deferred Income Taxes	(23,070)	(16,423)
Premium and Discount Amortization on Available for Sale Securities
and Unrealized/Realized Gain on Other Investments	360	(1,192)
Other-than-Temporary Impairment on Available for Sale Securities	2,999	571
Impairment of and Loss on Sale of Property and Equipment	(22)	6,197
Gain on Sale of Loans Held for Sale and Securitizations	(505)	(49)
Provision for Loan Loss, Legal Proceedings, Bad Debts and Other Accruals	37,635	30,153
Stock-Based Compensation Expense	12,901	2,769
(Gain) Loss on Company-Owned Life Insurance	(3,864)	13,505

(Increase) Decrease in Operating Assets:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	332,266	(342,333)
Receivables:
Brokerage Clients, Net	(75,029)	539,995
Stock Borrowed	(218,706)	117,544
Brokers-Dealers and Clearing Organizations	2,822	113,650
Other	101,904	(16,320)
Securities Purchased Under Agreements to Resell and Other Collateralized
Financings, Net of Securities Sold Under Agreements to Repurchase	(126,107)	(68,953)
Trading Instruments, Net	29,808	13,243
Proceeds from Sale of Loans Held for Sale	13,039	3,540
Proceeds from Sale of SBA Loan Securitizations	93,913	-
Origination of Loans Held for Sale	(119,584)	(3,217)
Excess Tax Benefits from Stock-Based Payment Arrangements	457	(3,754)
Prepaid Expenses and Other Assets	(45,038)	97,614

Increase (Decrease) in Operating Liabilities:
Payables:
Brokerage Clients	(646,321)	144,496
Stock Loaned	519,038	(146,685)
Brokers-Dealers and Clearing Organizations	1,666	(198,043)
Trade and Other	(9,875)	(13,989)
Accrued Compensation, Commissions and Benefits	(107,096)	(115,086)
Income Taxes Payable	35,032	52,171

Net Cash (Used in) Provided by Operating Activities	(138,991)	273,835

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued)

	Three Months Ended
	December 31,	December 31,
	2009	2008

Cash Flows from Investing Activities:
Additions to Property and Equipment, Net	(5,827)	(15,138)
Decrease (Increase) in Loans, Net	177,759	(624,960)
Purchases of Private Equity and Other Investments, Net	(5,069)	(1,703)
Investments in Company-Owned Life Insurance	(8,819)	(8,836)
Investments in Real Estate Partnerships-Held by Variable Interest Entities	(6,196)	(24,761)
Repayments of Loans by Investor Members of Variable Interest Entities Related
to Investments in Real Estate Partnerships	251	783
Decrease (Increase) in Securities Purchased Under Agreements to Resell, Net	2,000,000	(345,000)
Available for Sale Securities Maturations and Repayments	37,975	24,907

Net Cash Provided by (Used in) Investing Activities	2,190,074	(994,708)

Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, Net	1,027	-
Repayments of Borrowings, Net	(930,752)	(2,050,946)
Proceeds from Borrowed Funds Related to Company-Owned Life Insurance	-	38,120
Proceeds from Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	1,090	1,260
Repayments of Borrowed Funds Related to Investments by Variable Interest
Entities in Real Estate Partnerships	(8,513)	(9,130)
Proceeds from Capital Contributed to Variable Interest Entities
Related to Investments in Real Estate Partnerships	25,917	10,685
Exercise of Stock Options and Employee Stock Purchases	5,309	4,135
(Decrease) Increase in Bank Deposits	(2,416,318)	18,525
Purchase of Treasury Stock	(3,321)	(4,462)
Dividends on Common Stock	(13,687)	(13,365)
Excess Tax Benefits from Stock-Based Payment Arrangements	(457)	3,754

Net Cash Used in Financing Activities	(3,339,705)	(2,001,424)

Currency Adjustment:
Effect of Exchange Rate Changes on Cash	1,122	(4,214)
Net Decrease in Cash and Cash Equivalents	(1,287,500)	(2,726,511)
Cash and Cash Equivalents at Beginning of Year	2,306,085	3,207,493

Cash and Cash Equivalents at End of Period	$ 1,018,585	$ 480,982

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ 6,472	$ 33,601
Cash Paid for Income Taxes	$ 8,972	$ 1,197
Loans Charged-off, Net	$ 23,943	$ 6,885

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Raymond James Financial, Inc. (“RJF”) and its consolidated subsidiaries that are generally controlled through a majority voting interest. RJF is a holding company headquartered in Florida whose subsidiaries are engaged in various financial service businesses; as used herein, the terms “our”, “we” or “us” refer to RJF and/or one or more of its subsidiaries. In addition, we consolidate any variable interest entities (“VIEs”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 7 of these Notes to Condensed Consolidated Financial Statements. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

Subsequent events have been evaluated for either recognition in these interim financial statements, or for disclosure purposes herein as appropriate, through February 8, 2010, which is the date the unaudited condensed consolidated financial statements were issued.

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2009, as filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “2009 Form 10-K”). To prepare consolidated financial statements in conformity with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Reclassifications and Update of Significant Accounting Policies

Prior to October 1, 2009, we reported minority interest within mezzanine equity on our consolidated statements of financial condition and in minority interest in earnings of subsidiaries in our computation of net income. As a result of the implementation of new Financial Accounting Standards Board (“FASB”) guidance, we now present noncontrolling interests within shareholders’ equity, separately from our equity. We have reclassified certain amounts previously reported in prior financial statements to retrospectively reflect noncontrolling interest within shareholders’ equity and to allocate net income (loss) between noncontrolling and our own interests.

We implemented new FASB guidance regarding the computation of earnings per share which impacted the prior period computations. See Note 17 of these Notes to Condensed Consolidated Financial Statements for discussion of the change in method and its impact on prior periods.

Certain other prior period amounts have been reclassified to conform to the current presentation.

A summary of our significant accounting policies is included in Note 1 on pages 77 – 88 of our 2009 Form 10-K. New FASB guidance related to the valuation of Private Equity Investments and the application of certain pronouncements applicable to nonfinancial assets and liabilities that are not measured at fair value on a recurring basis are discussed in Note 3 of these Notes to Condensed Consolidated Financial Statements. These two changes, together with the changes in minority interests and earnings per share discussed previously, are the only changes in significant accounting policies implemented since the year-end September 30, 2009.

NOTE 2 - CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS:

Our cash equivalents include money market funds or highly liquid investments not held for resale with original maturities of 90 days or less, other than those used for trading purposes. For further discussion of our accounting policies regarding assets segregated pursuant to regulations and other segregated assets, see Note 1 on page 78 of our 2009 Form 10-K.

The following are financial instruments that are cash and cash equivalents or other investment balances which are readily convertible into cash as of December 31, 2009 and September 30, 2009:

	December 31,	September 30,
	2009	2009
	(in 000's)
Cash and Cash Equivalents:
Cash in banks	$ 1,002,460	$ 1,085,202
U. S. Treasury securities(1)	236	1,206,914
Money market investments	15,889	13,969
Total cash and cash equivalents	1,018,585	2,306,085

Cash and securities segregated pursuant to federal regulations and other
segregated assets (2)	1,977,995	2,310,261
Deposits with clearing organizations(3)	79,668	83,799
	$ 3,076,248	$ 4,700,145

(1)
Consists of U.S. Treasury Securities with maturities of 90 days or less. The balance at September 30, 2009 included $1.2 billion in U.S. Treasury Securities purchased as part of the transactions associated with the point-in-time regulatory balance sheet composition requirements of RJ Bank. See Note 21 on page 127 of our 2009 Form 10-K for discussion of the September 30, 2009 point-in-time test.

(2)
Consists of cash and cash equivalents maintained in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934. Raymond James and Associates, Inc. (“RJ&A”), as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. Additionally, our Canadian broker-dealer subsidiary Raymond James Ltd. (“RJ Ltd”) is required to hold client Registered Retirement Savings Plan funds in trust. Raymond James Bank, FSB (“RJ Bank”) maintains interest-bearing bank deposits that are restricted for pre-funding letter of credit draws related to certain syndicated borrowing relationships in which it is involved. These RJ Bank deposits are occasionally pledged as collateral for Federal Home Loan Bank (“FHLB”) advances.

(3)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

NOTE 3 - FAIR VALUE:

For a further discussion of our valuation methodologies for assets, liabilities measured at fair value, and the fair value hierarchy, see Note 1 pages 79 - 82 in our 2009 Form 10-K.

During the first quarter of fiscal year 2010, there were no material changes to our valuation models.

Effective October 1, 2009 we adopted new FASB accounting guidance regarding the method of determination of the fair value of certain of our investments within our Private Equity Investments. The application of the new accounting valuation guidance did not result in a significant change in the fair value determinations of our Private Equity Investments during the three months ended December 31, 2009.

Our Private Equity Investments include various direct and third-party private equity and merchant banking investments. Private Equity Investments include approximately 45 private equity funds and Raymond James Employee Investment Funds I and II (collectively, the “Private Funds”). See Note 7 of these Notes to Condensed Consolidated Financial Statements for further discussion of the consolidation of the employee investment funds I and II which are variable interest entities. These Private Funds invest primarily in new and developing companies. Our investments in these funds cannot be redeemed directly with the funds; our investment is monetized through distributions received through the liquidation of the underlying assets of these funds. We estimate that the underlying assets of these funds will be liquidated over the life of these funds (typically 10 to 15 years). Approval by the management of these funds is required for us to sell or transfer these investments. Merchant banking investments include ownership interests in private companies with long-term growth potential. See Note 12 of these Notes to Condensed Consolidated Financial Statements for information regarding our unfunded commitments to these funds.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2009 are presented below:

	Quoted Prices in Active
	Markets for	Significant Other	Significant
	Identical	Observable	Unobservable		Balance as of
	Assets	Inputs	Inputs	Netting	December 31,
December 31, 2009 (in 000’s)	(Level 1)	(Level 2)	(Level 3)	Adjustments(1)	2009

Assets:
Trading Instruments:
Provincial and Municipal
Obligations	$ 88	$ 86,756	$ 5,323	$ -	$ 92,167
Corporate Obligations	5,072	47,930	-	-	53,002
Government and Agency Obligations	26,589	15,704	-	-	42,293
Agency Mortgage Backed Securities (“MBS”) and
Collateralized Mortgage Obligations (“CMOs”)	744	123,683	-	-	124,427
Non-Agency CMOs and ABS	-	1,017	9,176	-	10,193
Total Debt Securities	32,493	275,090	14,499	-	322,082
Derivative Contracts	-	87,423	-	(64,054)	23,369
Equity Securities	13,991	929	-	-	14,920
Other Securities	384	727	1,460	-	2,571
Total Trading Instruments	46,868	364,169	15,959	(64,054)	362,942

Available for Sale Securities:
Agency MBS and CMOs	-	250,806	-	-	250,806
Non-Agency CMOs	-	230,531	2,621	-	233,152
Other Securities	9	5,030	-	-	5,039
Total Available for Sale Securities	9	486,367	2,621	-	488,997

Private Equity and Other Investments:
Private Equity Investments	-	-	144,967(2)	-	144,967
Other Investments	145,241	5,625	223	-	151,089
Total Private Equity and Other
Investments	145,241	5,625	145,190	-	296,056

Other Assets	-	248	-	-	248
Total	$ 192,118	$ 856,409	$ 163,770	$ (64,054)	$ 1,148,243

Liabilities:
Trading Instruments Sold but
Not Yet Purchased:
Provincial and Municipal
Obligations	$ 110	$ 1,083	$ -	$ -	$ 1,193
Corporate Obligations	-	16	-	-	16
Government Obligations	81,563	-	-	-	81,563
Agency MBS and CMOs	10	-	-	-	10
Total Debt Securities	81,683	1,099	-	-	82,782
Derivative Contracts	-	66,838	117	(63,932)	3,023
Equity Securities	5,674	9	-	-	5,683
Other Securities	-	5	-	-	5
Total Trading Instruments Sold
but Not Yet Purchased	87,357	67,951	117	(63,932)	91,493

Other Liabilities	-	-	46	-	46
Total	$ 87,357	$ 67,951	$ 163	$ (63,932)	$ 91,539

(1)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(2)
Includes $75.2 million in private equity investments of which the weighted average portion we own is approximately 20%.  The portion of this investment we do not own becomes a component of Noncontrolling Interests on our Condensed Consolidated Statements of Financial Condition, and amounted to $60.4 million of that total as of December 31, 2009.

	Quoted Prices in Active
	Markets for	Significant Other	Significant
	Identical	Observable	Unobservable		Balance as of
	Assets	Inputs	Inputs	Netting	September 30,
September 30, 2009 (in 000’s)	(Level 1)	(Level 2)	(Level 3)	Adjustments(1)	2009

Assets:
Trading Instruments:
Provincial and Municipal
Obligations	$ 21	$ 129,897	$ 5,316	$ -	$ 135,234
Corporate Obligations	4,369	16,317	-	-	20,686
Government and Agency Obligations	39,365	7,660	-	-	47,025
Agency MBS and CMOs	10	95,336	-	-	95,346
Non-Agency CMOs and ABS	-	37,852	10,915	-	48,767
Total Debt Securities	43,765	287,062	16,231	-	347,058
Derivative Contracts	-	104,956	222	(74,255)	30,923
Equity Securities	49,006	1,337	-	-	50,343
Other Securities	37	2,165	919	-	3,121
Total Trading Instruments	92,808	395,520	17,372	(74,255)	431,445

Available for Sale Securities:
Agency MBS and CMOs	-	272,892	-	-	272,892
Non-Agency CMOs	-	228,567	2,596	-	231,163
Other Securities	8	5,010	-	-	5,018
Total Available for Sale Securities	8	506,469	2,596	-	509,073

Private Equity and Other Investments:
Private Equity Investments	-	-	142,671(2)	-	142,671
Other Investments	143,545	4,946	227	-	148,718
Total Private Equity and Other
Investments	143,545	4,946	142,898	-	291,389

Other Assets	-	322	-	-	322
Total	$ 236,361	$ 907,257	$ 162,866	$ (74,255)	$ 1,232,229

Liabilities:
Trading Instruments Sold but
Not Yet Purchased:
Provincial and Municipal
Obligations	$ -	$ 241	$ -	$ -	$ 241
Corporate Obligations	-	478	-	-	478
Government Obligations	55,327	-	-	-	55,327
Agency MBS and CMOs	302	360	-	-	662
Total Debt Securities	55,629	1,079	-	-	56,708
Derivative Contracts	-	85,375	-	(81,518)	3,857
Equity Securities	29,367	3,353	-	-	32,720
Other Securities	-	91	-	-	91
Total Trading Instruments Sold
but Not Yet Purchased	84,996	89,898	-	(81,518)	93,376

Other Liabilities	-	6	59	-	65
Total	$ 84,996	$ 89,904	$ 59	$ (81,518)	$ 93,441

(1)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(2)
Includes $76.1 million in private equity investments of which the weighted average portion we own is approximately 19% as of September 30, 2009. The portion of this investment we do not own becomes a component of Noncontrolling Interests on our Condensed Consolidated Statements of Financial Condition, and amounted to $61.3 million of that total as of September 30, 2009.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended December 31, 2009 and 2008:

							Change in
							Unrealized
	Level 3 Financial Assets at Fair Value						Gains/
			Total				(Losses)
			Unrealized				Related to
		Total Realized	Gains/(Losses)	Purchases,			Financial
		/Unrealized	Included in	Issuances,	Transfers		Instruments
	Fair Value,	Gains/(Losses)	Other	and	In and/	Fair Value,	Held at
Three Months Ended	September 30,	Included in	Comprehensive	Settlements,	or Out of	December 31,	December 31,
December 31, 2009 (in 000’s)	2009	Earnings	Income	Net	Level 3	2009	2009

Assets:
Trading Instruments:
Provincial and Municipal
Obligations	$ 5,316	$ 7	$ -	$ -	$ -	$ 5,323	$ 7
Non-Agency CMOs and ABS	10,915	(340)	-	(1,399)	-	9,176	(426)
Derivative Contracts	222	(222)	-	-	-	-	-
Other Securities	919	524	-	17	-	1,460	523

Available for Sale Securities:
Non-Agency CMOs	2,596	(552)	711	(134)	-	2,621	(552)

Private Equity and Other
Investments:
Private Equity Investments	142,671	(302)	-	2,598	-	144,967	(302)
Other Investments	227	(4)	-	-	-	223	(4)

Liabilities:
Derivative Contracts	$ -	$ (117)	$ -	$ -	$ -	$ (117)	$ (205)
Other Liabilities	(59)	13	-	-	-	(46)	(7)

							Change in
							Unrealized
	Level 3 Financial Assets at Fair Value						Gains/
			Total				(Losses)
			Unrealized				Related to
		Total Realized	Gains/(Losses)	Purchases,			Financial
		/Unrealized	Included in	Issuances,	Transfers		Instruments
	Fair Value,	Gains/(Losses)	Other	and	In and/	Fair Value,	Held at
Three Months Ended	September 30,	Included in	Comprehensive	Settlements,	or Out of	December 31,	December 31,
December 31, 2008 (in 000’s)	2008	Earnings	Income	Net	Level 3	2008	2008

Assets:
Trading Instruments:
Provincial and Municipal
Obligations	$ 7,107	$ (350)	$ -	$ 1,271	$ -	$ 8,028	$ (350)
Non-Agency CMOs and ABS	20,220	(1,029)	-	384	-	19,575	(1,033)

Available for Sale Securities:
Non-Agency CMOs	8,710	(571)	(648)	(57)	-	7,434	(571)

Private Equity and Other
Investments:
Private Equity Investments	153,282	(330)	-	4,224	-	157,176	(247)
Other Investments	844	33	-	(163)	-	714	(130)

Liabilities:
Other Liabilities	$ (178)	$ (89)	$ -	$ -	$ -	$ (267)	$ (89)

As of December 31, 2009, 7.8% of our assets and 0.7% of our liabilities are instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2009 represent 14.3% of our assets measured at fair value.  As of December 31, 2008, 5.4% and 0.5% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2008 represented 19.6% of our assets measured at fair value.

Gains and losses (realized and unrealized) included in net income for the three months ended December 31, 2009 and 2008 are reported in net trading profits and other revenues in our Condensed Consolidated Statements of Income as follows:

	Net Trading	Other
For the Three Months Ended December 31, 2009 (in 000’s)	Profits	Revenues

Total gains or (losses) included in earnings	$ 187	$ (1,180)

Change in unrealized gains or (losses) relating to assets still held at reporting date	$ 100	$ (1,066)

	Net Trading	Other
For the Three Months Ended December 31, 2008 (in 000’s)	Profits	Revenues

Total losses included in earnings	$ (1,379)	$ (957)

Change in unrealized losses relating to assets still held at reporting date	$ (1,383)	$ (1,037)

Nonrecurring Fair Value Measurements

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement only in certain circumstances, for example, when there is evidence of impairment or in other situations where the lower of cost or fair value method of accounting is applied. Our financial instruments which are measured at fair value on a nonrecurring basis include certain RJ Bank loans that have been deemed impaired and certain loans classified as held for sale.

Effective October 1, 2009, we adopted new accounting guidance regarding the application of certain fair value accounting pronouncements applicable to nonfinancial assets (such as Other Real Estate Owned) and nonfinancial liabilities that are not measured at fair value on a recurring basis. Accordingly, the table below provides information, by level within the fair value hierarchy, for both financial and nonfinancial assets measured at fair value on a nonrecurring basis during the period and held at December 31, 2009.

	Fair Value Measurements
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	December 31,
December 31, 2009 (in 000’s)	(Level 1)	(Level 2)	(Level 3)	2009

Assets at fair value on a nonrecurring basis:
Bank Loans, Net(1)	$ -	$ 49,815	$ 51,348	$ 101,163
Other Real Estate Owned (2)	-	2,590	-	2,590

(1)	Includes individual loans classified as held for sale, which were measured at a fair value lower than cost at December 31, 2009.

(2)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as other real estate owned. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

The following table presents financial instruments by level within the fair value hierarchy at September 30, 2009, for which a nonrecurring charge in fair value was recorded.

Fair Value Measurements
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	September 30,
September 30, 2009 (in 000’s)	(Level 1)	(Level 2)	(Level 3)	2009

Assets at fair value on a nonrecurring basis:
Bank Loans, Net	$ -	$ -	$ 69,193	$ 69,193

The adjustment to fair value of the nonrecurring fair value measures for the three months ended December 31, 2009 resulted in $8.7 million in additional loan loss provision expense and charge-offs as well as $309,000 in other losses during the quarter.

For a discussion of our accounting policies for impairment of loans held for investment, loans held for sale, and other real estate owned, see Note 1 on pages 83 - 85 of our 2009 Form 10-K.

Fair Value Option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of December 31, 2009, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

OTHER FAIR VALUE DISCLOSURES

Many, but not all of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.  Refer to Note 3 pages 92 - 93 of our 2009 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not otherwise recorded at fair value.

The carrying amounts and estimated fair values of our financial instruments that are not carried at fair value at December 31, 2009 and September 30, 2009, respectively, are as follows:

	December 31, 2009		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in 000’s)

Financial Assets:
Bank Loans, Net(1)	$ 6,452,530	$ 6,480,904	$ 6,593,973	$ 6,597,496
Financial Liabilities:
Bank Deposits	7,007,069	7,012,034	9,423,387	9,428,892
Other Borrowings	51,027	53,284	980,000	982,741
Corporate Debt	358,282	388,546	359,034	398,108

(1)	Carrying amount and estimated fair value at December 31, 2009 excludes all loans recorded at fair value at the respective period-end.

NOTE 4 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:

	December 31, 2009		September 30, 2009
		Instruments		Instruments
		Sold but		Sold but
	Trading	Not Yet	Trading	Not Yet
	Instruments	Purchased	Instruments	Purchased
	(in 000's)
Provincial and Municipal Obligations	$ 92,167	$ 1,193	$ 135,234	$ 241
Corporate Obligations	53,002	16	20,686	478
Government and Agency Obligations	42,293	81,563	47,025	55,327
Agency MBS and CMOs	124,427	10	95,346	662
Non-Agency CMOs and ABS	10,193	-	48,767	-
Total Debt Securities	322,082	82,782	347,058	56,708

Derivative Contracts	23,369	3,023	30,923	3,857
Equity Securities	14,920	5,683	50,343	32,721
Other Securities	2,571	5	3,121	90
Total	$ 362,942	$ 91,493	$ 431,445	$ 93,376

Auction rate securities totaling $6 million and $5.8 million at December 31, 2009 and September 30, 2009, respectively, are predominately included within Provincial and Municipal Obligations presented in the table above. There were no auction rate securities in Trading Instruments Sold but Not Yet Purchased as of either December 31, 2009 or September 30, 2009.

See Note 3 of these Notes to Condensed Consolidated Financial Statements for additional information regarding the fair value of Trading Instruments and Trading Instruments Sold but Not Yet Purchased.

NOTE 5 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of CMOs and other mortgage-related debt securities owned by RJ Bank, and certain equity securities owned by our non-broker-dealer subsidiaries. There were no proceeds from the sale of available for sale securities for either of the three month periods ended December 31, 2009 or 2008.

The amortized cost and fair values of securities available for sale at December 31, 2009 and September 30, 2009 are as follows:

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage Backed Securities and CMOs	$ 252,229	$ 298	$ (1,721)	$ 250,806
Non-Agency CMOs(1)	308,656	15	(75,519)	233,152
Other Securities	5,000	30	-	5,030

Total RJ Bank Available for Sale Securities	565,885	343	(77,240)	488,988

Other Securities	3	6	-	9

Total Available for Sale Securities	$ 565,888	$ 349	$ (77,240)	$ 488,997

(1)	As of December 31, 2009, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in Accumulated Other Comprehensive Income (“AOCI”) was $33 million (before taxes).

	September 30, 2009
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency Mortgage-Backed Securities and CMOs	$ 275,995	$ 213	$ (3,316)	$ 272,892
Non-Agency CMOs (1)	325,823	-	(94,660)	231,163
Other Securities	5,000	10	-	5,010

Total RJ Bank Available for Sale Securities	606,818	223	(97,976)	509,065

Other Securities	3	5	-	8

Total Available for Sale Securities	$ 606,821	$ 228	$ (97,976)	$ 509,073

(1)	As of September 30, 2009, the non-credit portion of OTTI recorded in AOCI was $20.5 million (before taxes).

See Note 3 of these Notes to Condensed Consolidated Financial Statements for additional information regarding the fair value of Available for Sale Securities.

      Since RJ Bank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The contractual maturities, carrying values, and current yields for RJ Bank's available for sale securities at December 31, 2009 are as follows:

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Balance	Average	Balance	Average	Balance	Average	Balance	Average	Balance	Average
	Due	Yield	Due	Yield	Due	Yield	Due	Yield	Due	Yield
	($ in 000’s)
Agency
Mortgage Backed
Securities	$ -	-	$ 6,397	0.92%	$ 100,380	0.93%	$ 144,029	0.99%	$ 250,806	0.96%

Non-Agency CMOs	-	-	-	-	-	-	233,152	7.63%	233,152	7.63%
Other Securities	-	-	5,030	0.35%	-	-	-	-	5,030	0.35%
	$ -		$ 11,427		$ 100,380		$ 377,181		$ 488,988

Impaired Securities

For a further discussion of our Available for Sale Securities’ accounting policies, including the fair value determination processes, see Note 1 pages 80 - 81 in our 2009 Form 10-K.

RJ Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2009 and September 30, 2009 are as follows:

December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in 000’s)

Agency Mortgage Backed Securities and CMOs	$ 65,037	$ (296)	$ 148,298	$ (1,425)	$ 213,335	$ (1,721)

Non-Agency CMOs	-	-	233,124	(75,519)	233,124	(75,519)

Total Impaired Securities	$ 65,037	$ (296)	$ 381,422	$ (76,944)	$ 446,459	$ (77,240)

September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(in 000’s)

Agency Mortgage-Backed Securities and CMOs	$ 85,500	$ (873)	$ 167,952	$ (2,443)	$ 253,452	$ (3,316)

Non-Agency CMOs	-	-	231,163	(94,660)	231,163	(94,660)

Total Impaired Securities	$ 85,500	$ (873)	$ 399,115	$ (97,103)	$ 484,615	$ (97,976)

The reference point for determining when securities are in a loss position is quarter end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), both of which were placed under the conservatorship of the U.S. Government on September 7, 2008, as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency mortgage-backed securities. At December 31, 2009, of the 92 U.S. government-sponsored enterprise mortgage-backed securities in a continuous unrealized loss position, 15 were in a continuous unrealized loss position for less than 12 months and 77 for 12 months or more. The unrealized losses at December 31, 2009 were primarily due to the continued illiquidity and uncertainty in the markets. We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-Agency CMOs

As of December 31, 2009 and including subsequent ratings changes, $18.5 million of the non-agency CMOs were rated AAA by two rating agencies, and $214.7 million were rated less than AAA by at least one rating agency. At December 31, 2009, of the 28 non-agency CMOs, 27 were in a continuous unrealized loss position for 12 months or more. All of the non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as loan to value (“LTV”) ratio, credit scores, property type, location, and level of credit enhancement. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, projected losses, and coverage are reviewed monthly by management. Only those non-agency CMOs whose entire amortized cost basis we do not expect to recover are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.

Other-Than-Temporarily Impaired Securities

Based on the expected cash flows derived from our valuation model, we expect to recover the remaining unrealized losses on non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI securities losses. Significant assumptions used in the valuation of non-agency CMOs include default rates, loss severity, and prepayment rates.

The significant assumptions used in the valuation of non-agency CMOs for the period ended December 31, 2009 are as follows:

	December 31, 2009
	Range	Weighted Average (1)

Default Rate	1.6% - 36.3%	12.5%
Loss Severity	10.0% - 54.7%	31.8%
Prepayment Rate	7.9% - 27.6%	16.6%

(1)	Represents the expected activity for the next twelve months.

Although there is no intent to sell our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within this portfolio, and therefore, we recorded $3 million of OTTI in other revenue and recorded $12.5 million in AOCI for the three months ended December 31, 2009. We recognized $571,000 of OTTI in other revenue for the three months ended December 31, 2008 for certain securities which were identified as other-than-temporarily impaired during the first quarter of fiscal 2009.

Changes in the amount related to credit losses recognized in earnings on available for sale securities are as follows:

	Three Months Ended
	December 31,	December 31,
	2009	2008
	(in 000’s)

Amount related to credit losses on securities we held
at the beginning of the period	$ 17,762	$ 4,869
Additions to the amount related to credit loss for
which an OTTI was not previously recognized	1,556	-
Additional increases to the amount related to credit loss for
which an OTTI was previously recognized	1,443	571
Decreases to the amount related to credit losses for
worthless securities	(3,331)	-
Amount related to credit losses on securities held
by us at the end of the period	$ 17,430	$ 5,440

NOTE 6 – BANK LOANS, NET:

Bank client receivables are primarily comprised of loans originated or purchased by RJ Bank and include commercial and residential real estate loans, as well as commercial and consumer loans. These receivables are collateralized by first or second mortgages on residential or other real property, by other assets of the borrower, or are unsecured.

For a discussion of our accounting policies regarding bank loans, including the policies regarding the allowance for loan losses, nonaccrual and impaired loans, charge-offs and other real estate owned, see Note 1 pages 83 - 85 in our 2009 Form 10-K.

The following table presents the balance and associated percentage of each major loan category in RJ Bank's portfolio, including loans receivable and loans held for sale as of December 31, 2009 and September 30, 2009:

	December 31, 2009		September 30, 2009
	Balance	%	Balance	%
	($ in 000’s)

Commercial Loans	$ 857,792	13%	$ 851,657	13%
Real Estate Construction Loans	101,005	2%	163,951	3%
Commercial Real Estate Loans (1)	3,385,056	51%	3,343,989	49%
Residential Mortgage Loans	2,272,861	34%	2,398,822	35%
Consumer Loans	18,251	-	22,816	-

Total Loans	6,634,965	100%	6,781,235	100%

Net Unearned Income and Deferred Expenses (2)	(33,271)		(36,990)
Allowance for Loan Losses	(149,164)		(150,272)

	(182,435)		(187,262)

Loans, Net	$ 6,452,530		$ 6,593,973

(1)
Of this amount, $1.2 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of December 31, 2009 and September 30, 2009. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

(2)	Includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At December 31, 2009 and September 30, 2009, RJ Bank had $50 million and $950 million, respectively, in FHLB advances outstanding which were secured by a blanket lien on RJ Bank's residential mortgage loan portfolio. See Note 9 of these Notes to Condensed Consolidated Financial Statements for more information regarding the FHLB advances.

At December 31, 2009 and September 30, 2009, RJ Bank had $100.4 million and $40.5 million in loans held for sale, respectively. RJ Bank's gain from the sale of these loans held for sale was $112,000 and $49,000, which was recorded in Other Revenues on our Condensed Consolidated Statements of Income for the three months ended December 31, 2009 and 2008, respectively.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at December 31, 2009, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table:

	Due in
	1 Year or Less	1 Year – 5 Years	> 5 Years	Total
	(in 000’s)

Commercial Loans	$ 42,533	$ 681,023	$ 134,236	$ 857,792
Real Estate Construction Loans	7,062	93,943	-	101,005
Commercial Real Estate Loans (1)	532,289	2,683,812	168,955	3,385,056
Residential Mortgage Loans	1,005	11,244	2,260,612	2,272,861
Consumer Loans	339	422	17,490	18,251

Total Loans	$ 583,228	$ 3,470,444	$ 2,581,293	$ 6,634,965

(1)
Of this amount, $1.2 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of December 31, 2009. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

The following table shows the comparative data for nonperforming loans and assets:

	December 31,	September 30,
	2009	2009
	($ in 000’s)
Nonaccrual Loans:
Corporate	$ 53,094	$ 73,961
Residential/Consumer(1)	65,911	55,097
Total	119,005	129,058

Accruing Loans Which are 90 Days
Past Due:
Corporate	-	12,461
Residential/Consumer	16,372	16,863
Total	16,372	29,324

Total Nonperforming Loans	135,377	158,382

Real Estate Owned and Other (2)
Repossessed Assets, Net:
Corporate	804	4,646
Residential/Consumer	7,568	4,045
Total	8,372	8,691

Total Nonperforming Assets, Net	$ 143,749	$ 167,073
Total Nonperforming Assets as a % of Total Loans, Net and Other Real Estate
Owned, Net	2.22%	2.53%

(1)
Of the total residential/consumer nonaccrual loans, there are residential mortgage loans totaling $54 million and $43.8 million as of December 31, 2009 and September 30, 2009, respectively, for which a charge-off had previously been recorded.

(2)	RJ Bank has two properties totaling $484,000 out of the 30 total properties it owns, which are still subject to redemption; however, no properties have ever been redeemed from RJ Bank.

As of December 31, 2009, RJ Bank did not have any commitments to lend to borrowers whose loans were classified as nonperforming.

The gross interest income related to the nonperforming loans reflected in the above table, which would have been recorded had these loans been current in accordance with their original terms, totaled $3.5 million for the three months ended December 31, 2009 or $11.6 million since origination. The interest income recognized on nonaccrual loans for the three months ended December 31, 2009 was $107,000.

The following table provides a summary of RJ Bank’s impaired loans, troubled debt restructurings included in these impaired loans, and commitments to lend additional funds as of December 31, 2009 and September 30, 2009:

	December 31, 2009		September 30, 2009
	Gross	Allowance	Gross	Allowance
	Recorded	For Loan	Recorded	For Loan
	Investment	Losses (1)	Investment	Losses (1)
	(in 000’s)
Impaired Loans with Allowance for Loan Losses:
Corporate	$ 26,884	$ 4,784	$ 68,549	$ 7,383
Residential/Consumer	3,320	1,178	2,879	1,507
Total	30,204	5,962	71,428	8,890

Impaired Loans without Allowance for Loan Losses: (2)
Corporate	$ 26,210	$ -	$ 5,411	$ -
Residential/Consumer	896	-	1,244	-
Total	27,106	-	6,655	-
Total Impaired Loans	$ 57,310	$ 5,962	$ 78,083	$ 8,890

Troubled Debt Restructurings:
Corporate	$ 9,204	$ 1,398	$ 3,479	$ 202
Residential/Consumer	3,584	711	1,325	186
Total	$12,788	$ 2,109	$ 4,804	$ 388

(1)	All recorded impaired loan balances have had reserves established based upon management’s analysis.

(2)	When the discounted cash flows, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.

As of December 31, 2009 and September 30, 2009, RJ Bank did not have any commitments to lend to borrowers whose existing loans were troubled debt restructurings.

The average balance of the impaired loans above and the related interest income recognized in the Condensed Consolidated Statements of Income for the three months ended December 31, 2009 and 2008 were as follows:

	December 31,	December 31,
	2009	2008
	(in 000’s)

Average Impaired Loan Balance:
Corporate	$ 60,548	$ 36,454
Residential/Consumer	3,646	474
Total	$ 64,194	$ 36,928

Interest Income Recognized:
Corporate	$ -	$ -
Residential/Consumer	28	-
Total	$ 28	$ -

Changes in the allowance for loan losses at RJ Bank were as follows:

	Three Months Ended
	December 31,	December 31,
	2009	2008
	($ in 000’s)
Allowance for Loan Losses, Beginning of Period	$ 150,272	$ 88,155
Provision For Loan Losses	22,835	24,870
Charge-Offs:
Commercial Real Estate Loans	(16,601)	(3,141)
Residential Mortgage Loans	(9,531)	(3,744)
Total Charge-Offs	(26,132)	(6,885)
Recoveries:
Commercial Real Estate Loans	2,004	-
Residential Mortgage Loans	185	-
Total Recoveries	2,189	-
Net Charge-Offs	(23,943)	(6,885)
Allowance for Loan Losses, End of Period	$ 149,164	$ 106,140

Net Charge-Offs to Average Bank Loans, Net Outstanding	0.37%	0.09%

The reserves for unfunded lending commitments, included in Trade and Other Payables on our Condensed Consolidated Statements of Financial Condition, were $10 million and $9.4 million at December 31, 2009 and September 30, 2009, respectively.

RJ Bank’s net interest income after provision for loan losses for the quarter ended December 31, 2009 and 2008 was $42.8 million and $69.6 million, respectively.

NOTE 7 - VARIABLE INTEREST ENTITIES:

A VIE requires consolidation by the entity’s primary beneficiary.   Refer to Note 1 page 86 and Note 8 pages 102 - 105 in our 2009 Form 10-K for a further description of our policies regarding consolidation of VIEs and our principal involvement with VIEs.

We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we are the primary beneficiary. We hold variable interests in the following entities: Raymond James Employee Investment Funds I and II (the “EIF Funds”), a trust fund established for employee retention purposes, certain low income housing tax credit fund entities in which Raymond James Tax Credit Funds, Inc. (“RJTCF”) holds an interest, and various other partnerships involving real estate.

VIEs where we are the Primary Beneficiary

Of the VIEs in which we hold an interest, we have determined that the EIF Funds, the trust fund established for retention purposes, and certain of RJTCF’s low income housing tax credit fund entities are required to be consolidated in our financial statements as we are the primary beneficiary of those VIEs.

The following table presents information about the assets, liabilities, and equity of the VIEs which we consolidate and are included within our Condensed Consolidated Statements of Financial Condition. The Noncontrolling Interests presented in this table represents the portion of these net assets which is not ours:

	December 31,	September 30,
	2009	2009
	(in 000's)
Assets:
Cash and Cash Equivalents	$ 12,328	$ 12,393
Receivables, Other	2,505	2,803
Investments in Real Estate Partnerships – Held by Variable Interest Entities	276,335	270,139
Trust Fund Investment in Raymond James Financial, Inc. Common Stock(1)	15,362	12,120
Prepaid Expenses and Other Assets	16,379	17,195

Total Assets	$ 322,909	$ 314,650

Liabilities And Equity:
Loans Payable Related to Investments by Variable Interest Entities in Real
Estate Partnerships(2)	$ 81,821	$ 89,244
Trade and Other Payable	1,704	1,964
Intercompany Payable	15,368	20,033

Total Liabilities	98,893	111,241

RJF Equity	54,188	55,092
Noncontrolling Interests	169,828	148,317

Total Equity	224,016	203,409

Total Liabilities and Equity	$ 322,909	$ 314,650

(1)	Included in common shares in treasury in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net loss of the VIEs for the quarter ended December 31, 2009 and 2008, which we consolidate and are included within our Condensed Consolidated Statements of Income. The Noncontrolling Interests presented in this table represents the portion of the net loss from these VIEs which is not ours.

	Three Months Ended
	December 31,	December 31,
	2009	2008
	(in 000’s)
Revenues:
Interest	$ 6	$ 121
Other	1,043	1,421

Total Revenues	1,049	1,542

Interest Expense	1,113	1,397
Net (Expense) Revenues	(64)	145

Non-Interest Expenses	3,693	3,458

Net Loss Before Attribution of Noncontrolling Interests	(3,757)	(3,313)

Net Loss Attributable to Noncontrolling Interests	(2,853)	(3,069)

Net Loss Attributable to RJF	$ (904)	$ (244)

EIF Funds

We are deemed to be the primary beneficiary, and accordingly, we consolidate the EIF Funds, which have combined assets of approximately $18.1 million at December 31, 2009. None of those assets act as collateral for any obligations of the EIF Funds. Our exposure to loss is limited to our contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. This exposure is approximately $800,000 at December 31, 2009.

Restricted Stock Trust Fund

We are deemed to be the primary beneficiary, and accordingly, consolidate this trust fund used in connection with one of our restricted stock plans. The trust fund has assets of approximately $15.4 million at December 31, 2009. None of those assets are specifically pledged as collateral for any obligations of the trust fund. Our exposure to loss is limited to our contributions to the trust fund and that exposure is approximately $15.4 million at December 31, 2009.

Low Income Housing Partnerships

RJTCF is the managing member or general partner in approximately 59 separate tax credit housing funds having one or more investor members or limited partners.

RJTCF has concluded that it is the primary beneficiary in approximately 12 of the 56 low income housing tax credit funds it has determined to be VIEs, and accordingly, consolidates these funds, which have combined assets of approximately $289.4 million at December 31, 2009. None of these assets act as collateral for any obligations of these funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investments. Our exposure to loss is limited to our investments in, advances to, and receivables due from these funds and that exposure is approximately $56.5 million at December 31, 2009.

VIEs where we hold a variable interest but we are not the Primary Beneficiary

Low Income Housing Partnerships

RJTCF is not the primary beneficiary of the remaining 44 low income housing tax credit funds it determined to be VIEs, and accordingly, we do not consolidate these funds. These funds have combined assets of approximately $1.15 billion at December 31, 2009. Our exposure to loss is limited to our investments in, advances to, and receivables due from these funds and that exposure is approximately $4.6 million at December 31, 2009.

Other Real Estate Limited Partnerships

As of December 31, 2009, we have a variable interest in several limited partnerships involved in various real estate activities in which one of our subsidiaries is the general partner. Given that we are not entitled to receive the majority of any residual returns and we do not have the ability to significantly influence the financial results of these partnerships, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships which have assets of approximately $11 million at December 31, 2009. The carrying value of our investment in these partnerships, and therefore our exposure to any of their losses, is insignificant at December 31, 2009.

Entities evaluated but determined not to be VIEs

RJTCF has determined that three of its low income housing tax credit funds are not VIEs. These funds are held 99% by RJTCF. At December 31, 2009, only one of these funds had any material activity. These funds typically hold interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the fund is sold to third parties. These funds had assets of approximately $1.6 million, which are included in Other Assets in our Condensed Consolidated Statements of Financial Condition at December 31, 2009, which also represents our exposure to losses as of that date.

See Note 12 of the Notes to Condensed Consolidated Financial Statements for discussion of our commitments related to RJTCF.

NOTE 8 - BANK DEPOSITS:

For further discussion of bank deposits, see Note 10 pages 106 - 107 in our 2009 Form 10-K.

The following table presents a summary of bank deposits at December 31, 2009 and September 30, 2009:

	December 31, 2009		September 30, 2009
		Weighted		Weighted
		Average		Average
	Balance	Rate (1)	Balance	Rate (1)
	($ in 000's)

Bank Deposits:
Negotiable Order of Withdrawal (“NOW”) Accounts	$ 4,623	0.01%	$ 3,413	0.01%
Demand Deposits (Non-Interest Bearing)	2,576	-	3,672	-
Savings and Money Market Accounts (2)	6,796,616	0.15%	9,222,823	0.12%
Certificates of Deposit	203,254	3.30%	193,479	3.45%
Total Bank Deposits	$ 7,007,069	0.24%	$ 9,423,387	0.19%

(1)	Weighted average rate calculation is based on the actual deposit balances at December 31, 2009 and September 30, 2009, respectively.

(2)
The balance sheet at September 30, 2009 included additional deposits received through the Raymond James Bank Deposit Program (“RJBDP”) as part of the transactions associated with the point-in-time regulatory balance sheet composition requirements of RJ Bank. See Note 21 on page 127 of our 2009 Form 10-K for discussion of the September 30, 2009 point-in-time test.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in the Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the RJBDP administered by RJ&A.

RJ Bank had direct deposits from RJF executive officers and directors of $614,000 and $512,000 at December 31, 2009 and September 30, 2009, respectively.

Scheduled maturities of certificates of deposit at December 31, 2009 and September 30, 2009 were as follows:

	December 31, 2009		September 30, 2009
	Denominations		Denominations
	Greater than	Denominations	Greater than	Denominations
	or Equal	Less than	or Equal	Less than
	to $100,000	$100,000	to $100,000	$100,000
	(in 000's)

Three Months or Less	$ 12,965	$ 18,230	$ 13,061	$ 16,097
Over Three Through Six Months	6,046	14,741	6,886	17,454
Over Six Through Twelve Months	11,746	26,754	12,156	30,128
Over One Through Two Years	15,406	30,047	13,580	29,632
Over Two Through Three Years	3,017	10,136	2,720	10,226
Over Three Through Four Years	9,147	10,323	8,993	10,507
Over Four Years	15,764	18,932	8,742	13,297
Total	$ 74,091	$ 129,163	$ 66,138	$ 127,341

Interest expense on deposits is summarized as follows:

	Three Months Ended
	December 31,	December 31,
	2009	2008
	(in 000's)
Certificates of Deposit	$ 1,658	$ 2,448
Money Market, Savings and
NOW Accounts	2,603	12,635
Total Interest Expense on Deposits	$ 4,261	$ 15,083

NOTE 9 – OTHER BORROWINGS:

The following table details the components of Other Borrowings at December 31, 2009 and September 30, 2009:

	December 31,	September 30,
	2009	2009
	(in 000's)
Short-Term Other Borrowings:
Federal Home Loan Bank Advances (1)	$ 20,000	$ 905,000
Borrowings on Secured Lines of Credit (2)	-	30,000
Borrowings on Unsecured Lines of Credit (3)	1,027	-
Total Short-Term Other Borrowings	21,027	935,000

Long-Term Other Borrowings:
Federal Home Loan Bank Advances (1)	30,000	45,000

Total Other Borrowings	$ 51,027	$ 980,000

(1)
RJ Bank has $50 million and $950 million in FHLB advances outstanding at December 31, 2009 and September 30, 2009, respectively. These borrowings at December 31, 2009 are comprised of several short-term and long-term fixed rate advances. The September 30, 2009 FHLB advances included $900 million in overnight advances to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. These borrowed funds were invested in qualifying assets and the necessary qualification was met. The overnight advance was repaid on October 1, 2009. There were no overnight advances outstanding as of December 31, 2009.

All FHLB advances are secured by a blanket lien on RJ Bank's residential loan portfolio granted to FHLB. The FHLB has the right to convert advances totaling $35 million at December 31, 2009 to a floating rate at one or more future dates. RJ Bank has the right to prepay these advances without penalty if the FHLB exercises its right.

(2)
Secured borrowings are day-to-day and are generally utilized to finance fixed income securities. We had no secured bank loans outstanding at December 31, 2009. At September 30, 2009, there were $30 million in outstanding secured borrowings.

(3)
We maintain two unsecured settlement lines of credit available to our Argentina joint venture in the aggregate amount of $4.5 million. At December 31, 2009 there were $1 million in outstanding borrowings on these lines of credit. There were no borrowings outstanding on these lines of credit as of September 30, 2009.

As of December 31, 2009 and September 30, 2009, we maintained a $100 million committed unsecured revolving line of credit with no outstanding borrowings. This facility expired under its terms on February 4, 2010. We elected not to renew this revolving credit facility upon its expiration. There were no borrowings made under this facility since its inception on February 6, 2009.

The short-term borrowings as of December 31, 2009 all mature during the following 12 months. The long-term borrowings as of December 31, 2009, based on their contractual terms, mature in their entirety during fiscal year 2011.

As of December 31, 2009, there were collateralized financings outstanding in the amount of $23 million. These collateralized financings are included in Securities Sold Under Agreement to Repurchase on the Consolidated Statements of Financial Condition. As of September 30, 2009, in addition to the $30 million of secured borrowings which are described above, there were $74.3 million of collateralized financings outstanding which are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statements of Financial Condition. These financings were collateralized by non-customer, RJ&A-owned securities and were repaid during the quarter ended December 31, 2009.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS:

We enter into interest rate swaps and futures contracts as part of our fixed income business to facilitate customer transactions and to hedge a portion of our trading inventory. The majority of our derivative positions are executed in the over-the-counter market with financial institutions. These positions are recorded at fair value with the related gain or loss and interest recorded in earnings within the Condensed Consolidated Statements of Income. The revenue related to the interest rate contracts includes realized and unrealized gains and losses on derivative instruments. Cash flows related to these fixed income interest rate contracts are included as Operating Activities (the “Trading Instruments, Net” line) on the Condensed Consolidated Statements of Cash Flows for the period.

We elect to net-by-counterparty the fair value of interest rate swap contracts entered into by our Fixed Income Trading group. Certain of these contracts contain a legally enforceable master netting arrangement and therefore, the fair value of those swap contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of interest rate swap contracts, we also net-by-counterparty any collateral exchanged as part of the swap agreement. This cash collateral is recorded net-by-counterparty at the related fair value. The cash collateral included in the net fair value of all open derivative asset positions at December 31, 2009 and September 30, 2009, is $1.9 million and $(2.2) million, respectively. The cash collateral included in the net fair value of all open derivative liability positions at December 31, 2009 and September 30, 2009, is $(1.3) million and $10.3 million, respectively. The master netting agreement referenced above allows for netting of all individual swap receivables and payables with each counterparty. The credit support annex allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral. Our maximum loss exposure under these interest rate swap contracts at December 31, 2009 is $24.5 million.

To mitigate interest rate risk in a significantly rising rate environment during the year ended September 30, 2008, RJ Bank purchased three-year term interest rate caps with high strike rates (more than 300 basis points higher than rates in effect as of their date of purchase). These interest rate caps will increase in value over time if interest rates rise and will entitle RJ Bank to cash flows if interest rates rise above their strike rates. In addition, RJ Bank, in the ordinary course of business, enters into commitments to sell originated fixed-rate mortgages as well as Small Business Administration (“SBA”) loans. These derivative instruments are recorded at fair value with any changes in fair value recorded in earnings within the Condensed Consolidated Statements of Income for the period. Cash flows related to these derivative instruments are included in Operating Activities on the Condensed Consolidated Statements of Cash Flows for the period. Our maximum loss exposure under these derivative instruments is $223,000 at December 31, 2009.

A subsidiary of RJTCF has made commitments to provide certain loans of a relatively long duration at a fixed rate of interest (“Permanent Loan Commitments”) directly to certain low income housing project partnerships subject only to those project partnerships meeting certain qualifying criteria within a prospective two-year period. These Permanent Loan Commitments meet the criteria of a derivative. As such, the Permanent Loan Commitments are recorded at fair value with any changes in fair value recorded in earnings within the Condensed Consolidated Statements of Income. Cash flows related to these commitments are reflected in Operating Activities on the Condensed Consolidated Statements of Cash Flows. Our maximum loss exposure under these Permanent Loan Commitments at December 31, 2009 is $3.7 million.

None of our derivatives meet the criteria for designation as a fair value or cash flow hedge.

See the table below for the notional and fair value amounts of both the asset and liability derivatives at December 31, 2009 and September 30, 2009:

	Asset Derivatives
	December 31, 2009			September 30, 2009
	Balance			Balance
	Sheet	Notional	Fair	Sheet	Notional	Fair
	Location	Amount	Value (1)	Location	Amount	Value (1)
	(in 000’s)
Derivatives Not Designated
As Hedging Instruments:

Interest rate contracts:	Trading Instruments	$1,319,739	$87,423	Trading Instruments	$1,311,262	$104,956
	Other Assets	1,500,000	191	Other Assets	1,500,000	297
Forward sale contracts:	Trading Instruments	-	-	Trading Instruments	5,861	222
	Other Assets	8,937	32	Other Assets	-	-

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

Liability Derivatives
	December 31, 2009			September 30, 2009
	Balance			Balance
	Sheet	Notional	Fair	Sheet	Notional	Fair
	Location	Amount	Value (1)	Location	Amount	Value (1)
(in 000’s)
Derivatives Not Designated
As Hedging Instruments:

Interest rate contracts:	Trading Instruments			Trading Instruments
	Sold	$1,252,773	$66,838	Sold	$1,125,501	$85,375
Forward sale contracts:	Trade and Other			Trade and Other
	Payables	-	-	Payables	2,489	6
	Trading Instruments			Trading Instruments
	Sold	3,680	117	Sold	-	-

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

See the table below for the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three months ended December 31, 2009 and 2008, respectively:

		Amount of Gain (Loss) on
	Location of Gain (Loss)	Derivatives Recognized In Income
	Recognized on Derivatives	Three Months Ended December 31,
	In Income	2009	2008
		(in 000’s)
Derivatives Not Designated As Hedging Instruments

Interest rate contracts:	Net Trading Profits	$1,853	$(4,323)
	Other Revenues	(106)	(1,212)
Forward sale contracts:	Other Revenues	(339)	(89)
	Other Expenses	38	2

We are exposed to credit losses in the event of nonperformance by the counterparties to our interest rate derivative agreements. We perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings. Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements. We may require collateral in the form of cash deposits from counterparties to support these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. We are also exposed to interest rate risk related to our interest rate derivative agreements.  For the derivatives included in trading instruments and trading instruments sold on our Condensed Consolidated Statements of Financial Condition, we monitor exposure in our derivative agreements daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risks. These exposures are monitored both on a total portfolio basis and separately for each agreement for selected maturity periods.

NOTE 11 - INCOME TAXES:

For further discussion of income tax matters, see Note 15 pages 111 - 113 in our 2009 Form 10-K.

As of December 31, 2009 and September 30, 2009 our liability for unrecognized tax benefits was $4.7 million and $4.6 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income from continuing operations was $3.6 million and $3.4 million at December 31, 2009 and September 30, 2009, respectively.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of December 31, 2009 and September 30, 2009, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $1.7 million and $1.6 million, respectively.

The decrease in our effective income tax rate of 1.7% since the prior year was predominately attributable to our forecast of the non-taxable investment performance of our Company Owned Life Insurance investments.

We file U.S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2009 for federal tax returns, fiscal year 2005 for state and local tax returns, and fiscal year 2001 for foreign tax returns. Our fiscal year 2009 federal income tax return is currently being examined under the Internal Revenue Service (“IRS”) Compliance Assurance Program. This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The fiscal year 2009 IRS audit and state audits in process are expected to be completed during fiscal year 2010. We anticipate that the unrecognized tax benefit may increase by an estimated $600,000 over the next 12 months.

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

As of December 31, 2009, RJ Bank had $1 billion in immediate credit available from the FHLB and total available credit of 40% of total assets with the pledging of additional collateral to the FHLB.

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJCS”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJCS. At December 31, 2009, the current exposure under these guarantees was $10.8 million, which was underwritten as part of the larger corporate credit relationship. At September 30, 2009, the exposure under these guarantees was $12.1 million. The estimated total potential exposure under these guarantees is $13.8 million at December 31, 2009.

As of December 31, 2009, RJ Bank had not settled purchases of $14.2 million in syndicated loans. These loan purchases are expected to be settled within 90 days. As of September 30, 2009, there were no purchases of syndicated loans that had not settled.

See Note 16 of these Notes to Condensed Consolidated Financial Statements for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

In the normal course of business we enter into underwriting commitments. RJ&A had no open transactions related to underwriting commitments as of December 31, 2009. Transactions relating to underwriting commitments of RJ Ltd. that were open at December 31, 2009 were approximately CDN $12.3 million.

We utilize client marginable securities to satisfy deposits with clearing organizations. At December 31, 2009, we had client margin securities valued at $98.7 million pledged with a clearing organization to meet the point-in-time requirement of $87.9 million. At September 30, 2009, we had client margin securities valued at $212.4 million pledged with a clearing organization to meet the point-in-time requirement of $110 million.

We offer loans and transition assistance to our financial advisors mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including but not limited to the financial advisor joining us and meeting certain production requirements. In certain circumstances, we may make commitments prior to funding them. As of December 31, 2009, we made commitments of approximately $28.9 million in loans and transition assistance that have not yet been funded.

We have committed a total of $62.3 million, in amounts ranging from $200,000 to $5 million, to 45 different independent venture capital or private equity partnerships. In addition, we have a commitment totaling $38.2 million to two additional private equity limited partnerships. As of December 31, 2009, we have invested $54.7 million of the committed amounts and have received $37.3 million in distributions. We also control the general partner in two internally sponsored private equity limited partnerships to which we have committed and invested $6.5 million. We have received $4.3 million in distributions from these two partnerships as of December 31, 2009.

We are the general partner in EIF Funds. These limited partnerships invest in certain of our merchant banking and private equity activities as well as other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain of our qualified key employees. At December 31, 2009, the funds have unfunded commitments of $900,000.

At December 31, 2009, the approximate market values of collateral received that can be repledged by us, were:

Sources of Collateral (in 000's):
Securities Purchased Under Agreements to Resell and Other
Collateralized Financings	$ 79,973
Securities Received in Securities Borrowed vs. Cash Transactions	612,314
Collateral Received for Margin Loans	1,155,363
Total	$ 1,847,650

During the year certain collateral was repledged. At December 31, 2009, the approximate market values of this portion of collateral and financial instruments owned that were pledged by us, were:

Uses of Collateral and Trading Securities (in 000's):
Securities Sold Under Agreements to Repurchase	$ 22,690
Securities Delivered in Securities Loaned vs. Cash Transactions	974,795
Collateral Used for Deposits at Clearing Organizations	113,255
Total	$ 1,110,740

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At December 31, 2009, there were no outstanding performance guarantees in Argentina.

We guarantee the existing mortgage debt of RJ&A of approximately $58.3 million. We guarantee interest rate swap obligations of RJCS.

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

RJTCF has provided certain specific performance guarantees to third-party investors of one of its fund offerings (“Fund 34”). In turn, we are guaranteeing RJTCF’s performance on those guarantees.

RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At December 31, 2009, cash funded to invest in either loans or investments in project partnerships was $12.4 million. RJTCF also issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $2.2 million as of December 31, 2009.

Through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., certain construction loans or loans of longer duration (“permanent loans”) may be made directly to certain project partnerships. Two permanent loan commitments were outstanding as of December 31, 2009. These commitments will only be funded if certain conditions are achieved by the project partnership and in the event such conditions are not met, generally expire two years after their issuance. The total amount of unfunded permanent loan commitments as of December 31, 2009 was $3.7 million.

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

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of our management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

For further information on our accounting policies regarding legal reserves, see Note 1 page 86 of our 2009 Form 10-K.

NOTE 13 – OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE:

The components of operating interest income and operating interest expense are as follows:

	Three Months Ended
	December 31,	December 31,
	2009	2008
	(in 000’s)
Operating Interest Income:
Margin Balances	$ 11,048	$ 11,738
Assets Segregated Pursuant to Regulations and Other Segregated Assets	1,757	6,317
Bank Loans, Net of Unearned Income	64,856	99,645
Available for Sale Securities	4,914	7,514
Trading Instruments	3,958	4,307
Stock Borrow	1,765	3,290
Interest Income of Variable Interest Entities	6	121
Other	3,068	10,680
Total Operating Interest Income	91,372	143,612

Operating Interest Expense:
Brokerage Client Liabilities	965	8,405
Retail Bank Deposits	4,261	15,083
Stock Loan	549	1,439
Borrowed Funds	1,533	1,823
Senior Notes	6,522	-
Interest Expense of VIEs	1,113	1,397
Other	759	3,744
Total Operating Interest Expense	15,702	31,891

Net Operating Interest Income	$ 75,670	$ 111,721

NOTE 14 – SHARE-BASED COMPENSATION:

For a discussion of our accounting policies and other information relating to employee and our Board of Director share-based compensation, see Note 19 pages 117 - 121 of our 2009 Form 10-K.

Expense and income tax benefits related to our share-based compensation plans available for grants to employees and members of our Board of Directors are presented below:

	Three Months Ended December 31,
	2009	2008
	(in 000’s)

Total share-based expense	$ 11,567	$ 11,074
Income tax benefits related to share-based expense	3,209	3,462

For the three months ended December 31, 2009, we reversed $457,000 of excess tax benefits resulting in a reduction of additional paid-in capital.

During the three months ended December 31, 2009, we granted 1,516,400 stock options, 480,927 shares of restricted stock, and 130,601 restricted stock units to employees under our share-based employee compensation plans. During the three months ended December 31, 2009, no stock options were granted to outside directors. Restricted stock grants under the 2007 Stock Bonus Plan and the 2005 Restricted Stock Plan are limited to 750,000 and 2,000,000 shares, respectively, per fiscal year.

Pre-tax unrecognized expense for share-based awards granted to employees and directors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2009 are presented below:

	Pre-Tax Unrecognized	Remaining Weighted-
	Expense (in 000’s)	Average Period

Stock Options	$ 21,921	3.9 years
Restricted Stock	52,582	3.3 years
Restricted Stock Units	7,250	1.9 years

The weighted average grant-date fair value of share-based awards granted to employees and directors for the three months ended December 31, 2009 is presented below:

Weighted-Average Grant-Date
Fair Value (per share)

Stock Options	$ 10.83
Restricted Stock	23.95
Restricted Stock Units	24.24

For a discussion of our accounting policies and other information relating to non-employee stock-based and other compensation, see Note 20 pages 122 - 124 of our 2009 Form 10-K.

Expense and income tax benefits related to our share-based compensation plans available for grants to independent contractor financial advisors are presented below:

	Three Months Ended December 31,
	2009	2008
	(in 000’s)

Total share-based expense (expense reduction)	$ 1,087	$ (8,709)
Income tax benefits related to share-based expense	408	(3,309)

During the three months ended December 31, 2009, we granted 46,500 stock options and 5,858 shares of restricted stock to independent contractor financial advisors.

Pre-tax unrecognized expense for share-based awards granted to independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2009 are presented below:

	Pre-Tax Unrecognized	Remaining Weighted-
	Expense (in 000’s)	Average Period

Stock Options	$ 1,486	2.5 years
Restricted Stock	2,147	3.4 years

The weighted average fair value of unvested share-based awards granted to independent contractor financial advisors at December 31, 2009 is presented below:

Weighted-Average
Fair Value
on December 31, 2009
(per share)

Stock Options	$ 6.53
Restricted Stock	23.77

NOTE 15 - REGULATIONS AND CAPITAL REQUIREMENTS:

For a discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 21 pages 124 - 127 of our 2009 Form 10-K.

The net capital position of RJ&A at December 31, 2009 and September 30, 2009 was as follows:

	December 31,	September 30,
	2009	2009
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	27.87%	20.42%
Net Capital	$ 399,283	$ 278,092
Less: Required Net Capital	(28,656)	(27,233)
Excess Net Capital	$ 370,627	$ 250,859

The net capital position of Raymond James Financial Services, Inc. at December 31, 2009 and September 30, 2009 was as follows:

	December 31,	September 30,
	2009	2009
	(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$ 18, 124	$ 18,882
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 17,874	$ 18,632

The Risk Adjusted Capital of our Canadian broker-dealer subsidiary Raymond James Ltd. at December 31, 2009 and September 30, 2009 was as follows (in Canadian dollars):

	December 31,	September 30,
	2009	2009
	(in 000’s)
Raymond James Ltd.:
Risk Adjusted Capital before minimum	$ 44,569	$ 35,575
Less: Required Minimum Capital	(250)	(250)
Risk Adjusted Capital	$ 44,319	$ 35,325

At December 31, 2009, our other active domestic and international broker-dealers are in compliance with and met all net capital requirements.

As of December 31, 2009, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized RJ Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJ Bank's category.

					To be well capitalized
			Requirement for capital		under prompt
			adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of December 31, 2009:
Total Capital (to
Risk-Weighted Assets)	$ 925,357	13.0%	$ 571,043	8.0%	$ 713,804	10.0%
Tier I Capital (to
Risk-Weighted Assets)	835,465	11.7%	285,521	4.0%	428,282	6.0%
Tier I Capital (to
Adjusted Assets)	835,465	10.5%	317,795	4.0%	397,244	5.0%

As of September 30, 2009 :
Total Capital (to
Risk-Weighted Assets)	$ 909,959	12.7%	$ 573,153	8.0%	$ 716,441	10.0%
Tier I Capital (to
Risk-Weighted Assets)	819,747	11.4%	286,576	4.0%	429,864	6.0%
Tier I Capital (to
Adjusted Assets)	819,747	7.3%	448,672	4.0%	560,841	5.0%

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

For a discussion of our financial instruments with off-balance sheet risk, see Note 22 pages 127 - 129 of our 2009 Form 10-K.

RJ Bank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and RJ Bank’s exposure is limited to the replacement value of those commitments. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at December 31, 2009 and September 30, 2009 is as follows:

	December 31,	September 30,
	2009	2009
	(in 000's)

Standby Letters of Credit (1)	$ 243,705	$ 242,486
Open End Consumer Lines of Credit	32,937	35,369
Commercial Lines of Credit	1,562,825	1,479,260
Unfunded Loan Commitments - Variable Rate	316,519	155,518
Unfunded Loan Commitments - Fixed Rate	7,911	7,553

(1)	Of the letters of credit outstanding at December 31, 2009, $241.7 million are underwritten as part of a larger corporate credit relationship.

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of our actual future credit exposure or future liquidity requirements. We maintain a reserve to provide for potential losses related to the unfunded lending commitments. See Note 6 of these Notes to Condensed Consolidated Financial Statements for further information regarding the allowance for loan losses.

RJ Bank had commitments to sell SBA loan pool securitizations totaling $33.1 million as of December 31, 2009.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of December 31, 2009, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $1.8 million and CDN $1 million, respectively.

NOTE 17 – EARNINGS PER SHARE:

Effective October 1, 2009, we implemented new FASB guidance that changes the manner in which earnings per share is computed.  The new guidance requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and, therefore, included in the earnings allocation in computing earnings per share under the two-class method. Our unvested restricted shares and restricted stock units granted as part of our share-based compensation are considered participating securities.  Earnings per share for the prior periods were revised as required by this new guidance.  As a result, earnings per basic and diluted shares have been reduced by $0.02 for the quarter ended December 31, 2008, compared with amounts previously reported.

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,	December 31,
	2009	2008
	(in 000’s, except per share amounts)
Income for basic earnings per common share:
Net income attributable to Raymond James Financial, Inc.	$ 42,903	$ 61,093
Less allocation of earnings and dividends to participating securities (1)	1,789	2,403
Net income attributable to Raymond James Financial, Inc. common shareholders	$ 41,114	$ 58,690

Income for diluted earnings per common share:
Net income attributable to Raymond James Financial, Inc.	$ 42,903	$ 61,093
Less allocation of earnings and dividends to participating securities (1)	1,787	2,399
Net income attributable to Raymond James Financial, Inc. common shareholders	$ 41,116	$ 58,694

Common shares:
Average common shares in basic computation	118,763	116,307
Dilutive effect of outstanding stock options	220	252
Average common shares used in diluted computation	118,983	116,559

Earnings per common share:
Basic	$ 0.35	$ 0.50
Diluted	$ 0.35	$ 0.50

Stock options excluded from weighted average diluted common shares
because their effect would be antidilutive	3,840	4,087

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and restricted stock units and amounted to weighted average shares of 5.3 million and 4.8 million for the three months ended December 31, 2009 and 2008, respectively. Dividends paid to participating securities amounted to $547,000 and $489,000 during the three months ended December 31, 2009 and 2008, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

NOTE 18 – SEGMENT ANALYSIS:

We currently operate through the following eight business segments: Private Client Group; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital; and various corporate activities combined in the "Other" segment. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 24 pages 130 - 132 of our 2009 Form 10-K

Information concerning operations in these segments of business is as follows:

	Three Months Ended
	December 31,	December 31,
	2009	2008
	(in 000’s)
Revenues:
Private Client Group	$ 454,824	$ 414,544
Capital Markets	133,773	128,706
Asset Management	49,998	51,291
RJ Bank	68,922	109,239
Emerging Markets	3,718	4,323
Stock Loan/Borrow	1,875	3,290
Proprietary Capital	(35)	538
Other	1,758	1,086
Intersegment Eliminations	(12,164)	(17,184)
Total Revenues	$ 702,669	$ 695,833

Income (Loss) Before Provision for Income Taxes and Noncontrolling Interests:
Private Client Group	$ 31,712	$ 32,585
Capital Markets	11,394	14,289
Asset Management	12,066	9,074
RJ Bank	24,637	54,626
Emerging Markets	(1,412)	(465)
Stock Loan/Borrow	687	1,223
Proprietary Capital	(812)	(544)
Other	(8,884)	(9,124)
Pre-Tax Income	69,388	101,664
Add: Net Loss Attributable to Noncontrolling Interests	(2,275)	(5,007)
Income Before Provision for Income Taxes and Noncontrolling Interests	$ 67,113	$ 96,657

Net Interest Income (Expense):
Private Client Group	$ 12,783	$ 12,161
Capital Markets	883	1,328
Asset Management	24	113
RJ Bank	65,611	94,463
Emerging Markets	(1)	237
Stock Loan/Borrow	1,216	1,851
Proprietary Capital	1	149
Other	(4,847)	1,419
Net Interest Income	$ 75,670	$ 111,721

The following table presents our total assets on a segment basis:

	December 31,	September 30,
	2009	2009
	(in 000’s)
Total Assets:
Private Client Group (1)	$ 4,280,265	$ 4,900,852
Capital Markets (2)	1,184,831	1,246,472
Asset Management	62,613	59,847
RJ Bank	7,882,574	11,137,440
Emerging Markets	46,298	47,201
Stock Loan/Borrow	1,010,383	491,650
Proprietary Capital	150,681	147,832
Other	74,350	195,434
Total	$ 14,691,995	$ 18,226,728

(1)	Includes $46 million of goodwill.

(2)      Includes $17 million of goodwill.

We have operations in the U.S., Canada, and Europe, and joint ventures in Latin America. Substantially all long-lived assets are located in the U.S. Revenues and income before provision for income taxes, classified by major geographic areas in which they are earned, are as follows:

	Three Months Ended
	December 31,	December 31,
	2009	2008
	(in 000’s)
Revenues:
United States	$ 627,148	$ 634,122
Canada	57,527	45,069
Europe	14,240	12,488
Other	3,754	4,154
Total	$ 702,669	$ 695,833

	Three Months Ended
	December 31,	December 31,
	2009	2008
	(in 000’s)
Income (Loss) Before Provision for Income Taxes:

United States	$ 69,671	$ 100,570
Canada	1,560	1,255
Europe	(472)	1,574
Other	(1,371)	(1,735)
Total	$ 69,388	$ 101,664

Our total assets, classified by major geographic area in which they are held, were as follows:

	December 31,	September 30,
	2009	2009
	(in 000’s)
Total Assets:
United States (1)	$ 13,430,610	$ 16,894,460
Canada (2)	1,193,898	1,265,149
Europe	26,083	25,011
Other	41,404	42,108
Total	$ 14,691,995	$ 18,226,728

(1)	Includes $30 million of goodwill.

(2)	Includes $33 million of goodwill.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and our financial condition. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and unaudited accompanying notes to the condensed consolidated financial statements.

Factors Affecting “Forward-Looking Statements”

From time to time, Raymond James Financial, Inc., together with its subsidiaries hereinafter collectively referred to as “our”, “we” or “us”,  may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, recruiting efforts, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I included in our in our Annual Report on Form 10-K for the year ended September 30, 2009, as filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “2009 Form 10-K”) and in Item 1A of Part II of this report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements.

Executive Overview

Our financial results continue to be positively correlated to the direction of the U.S. equity markets and are subject to volatility due to changes in interest rates, valuation of financial instruments, economic and political trends, and industry competition. As a result of the improving markets during the three months ended December 31, 2009, our net revenues increased by 3.5% to $687 million. Non-interest expenses increased by 9.3% to $620 million, primarily from higher compensation costs resulting from the increase in commission revenue generated by the increased number of financial advisors since the prior year. We generated net income of $43 million, a 29.8% decrease compared to the prior year quarter.

Our financial results were most significantly impacted by a 10% increase in revenue from our Private Client Group (“PCG”), one of our operations that is highly dependent upon the health of the financial markets. The favorable impact of this PCG revenue growth was offset by the unfavorable impact of an unanticipated arbitration panel decision which resulted in a $10.8 million increase in PCG expenses. Net interest earnings decreased 32%, or $36 million, resulting from the intentional reduction of the loan portfolio coupled with lower interest spreads in our bank subsidiary, Raymond James Bank (“RJ Bank”). PCG’s strategy of adding financial advisors, despite poor market conditions during the past year, positions us well for future growth as the markets improve. Fixed Income trading profits remained significant, albeit at lower levels than the most recent quarters. The RJ Bank results reflect some stabilization in the commercial real estate sector during the quarter allowing RJ Bank to produce solid operating results of $24.6 million in pre-tax earnings. The capital position of RJ Bank is strong as evidenced by a 13% total risk based capital ratio as of December 31, 2009. We benefitted from a $9.1 million adjustment in the quarter ended December 31, 2009 to our estimate of incentive compensation at September 30, 2009; this is comparable to the $11.7 million adjustment in the prior year quarter. The succession plan for our Chief Executive Officer that will take effect in May 2010, continues to progress in a manner that is providing for an orderly transition of our executive leadership.

Segments

We operate through the following eight business segments: PCG; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Stock Loan/Borrow, Proprietary Capital, and various corporate activities in the Other segment.

The following table presents our gross revenues and pre-tax income on a segment basis for the periods indicated:

	Three Months Ended
	December 31,	December 31,	Percentage
	2009	2008	Change
	($ in 000’s)
Total Company
Revenues	$ 702,669	$ 695,833	1%
Pre-tax Income	69,388	101,664	(32%)

Private Client Group
Revenues	$ 454,824	$ 414,544	10%
Pre-tax Income	31,712	32,585	(3%)

Capital Markets
Revenues	133,773	128,706	4%
Pre-tax Income	11,394	14,289	(20%)

Asset Management
Revenues	49,998	51,291	(3%)
Pre-tax Income	12,066	9,074	33%

Raymond James Bank
Revenues	68,922	109,239	(37%)
Pre-tax Income	24,637	54,626	(55%)

Emerging Markets
Revenues	3,718	4,323	(14%)
Pre-tax Loss	(1,412)	(465)	(204%)

Stock Loan/Borrow
Revenues	1,875	3,290	(43%)
Pre-tax Income	687	1,223	(44%)

Proprietary Capital
Revenues	(35)	538	(107%)
Pre-tax Loss	(812)	(544)	(49%)

Other
Revenues	1,758	1,086	62%
Pre-tax Loss	(8,884)	(9,124)	3%

Intersegment Eliminations
Revenues	(12,164)	(17,184)	29%
Pre-tax Income	-	-	-

Results of Operations – Three Months Ended December 31, 2009 Compared with the Three Months Ended December 31, 2008

Net Interest Analysis

The following table presents our average balance and interest income and expense data, as well as the related net interest income. The respective average rates are presented on an annualized basis.

	Three Months Ended
	December 31,			December 31,
	2009			2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$ 1,286,699	$ 11,048	3.43%	$ 1,245,963	$ 11,738	3.77%
Assets Segregated Pursuant
to Regulations and Other
Segregated Assets	1,859,621	1,757	0.38%	4,142,295	6,317	0.61%
Bank Loans, Net
of Unearned Income(1)	6,664,513	64,856	3.89%	7,637,064	99,645	5.22%
Available for Sale Securities		4,914			7,514
Trading Instruments		3,958			4,307
Stock Borrow		1,765			3,290
Interest-Earning Assets
of Variable Interest Entities		6			121
Other		3,068			10,680

Total Interest Income		$ 91,372			$ 143,612

Interest-Bearing Liabilities:
Brokerage Client Liabilities	$ 3,086,957	$ 965	0.13%	$ 5,383,546	$ 8,405	0.62%
Retail Bank Accounts (1)	7,769,360	4,261	0.22%	9,040,857	15,083	0.67%
Stock Loan		549			1,439
Borrowed Funds		1,533			1,823
Senior Notes		6,522			-
Interest-Expense of
Variable Interest Entities		1,113			1,397
Other		759			3,744

Total Interest Expense		15,702			31,891

Net Interest Income		$ 75,670			$ 111,721

(1)	See RJ Bank portion of this management’s discussion and analysis of financial condition and results of operations for further information.

Net interest income decreased $36 million, or 32%, versus the same quarter in the prior year. RJ Bank’s net interest income decreased $28.9 million, or 31%, resulting from a decline in both average interest earning bank assets and net interest spreads. In addition to an overall decline in spreads from the prior year’s unusually high levels, net interest spreads were negatively impacted by the interest costs of our Senior Notes issued in August, 2009 and by approximately 0.33% for the quarter ended December 31, 2009 due to excess Raymond James Bank Deposit Program (“RJBDP”) deposits held by RJ Bank for the majority of October 2009 and into early November 2009 as the new multi-bank sweep aspect of the RJBDP was implemented. These deposits were invested in short-term liquid investments during that time producing minimal interest rate spreads.

In spite of the decline in average brokerage client deposits and the related assets segregated in the PCG segment as a result of the implementation of the new multi-bank sweep aspect of the RJBDP, net interest income in the PCG segment increased $622,000, or 5%, versus the same quarter in the prior year due to increased net interest spreads. Net interest income decreased $1 million, or 7%, versus the immediately preceding quarter primarily due to the decline in average assets segregated as a result of the implementation of the multi-bank program. This decrease in net interest income from the immediately preceding quarter was more than offset by a $6.4 million increase in fee income reported in the PCG segment that was generated by the new multi-bank sweep aspect of the RJBDP during the quarter ended December 31, 2009.

Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three Months Ended
	December 31,	% Incr.	December 31,
	2009	(Decr.)	2008
	($ in 000’s)
Revenues:
Securities Commissions and Fees	$ 378,517	16%	$ 326,983
Interest	14,658	(33%)	21,907
Financial Service Fees	35,645	(1%)	35,966
Other	26,004	(12%)	29,688
Total Revenues	$ 454,824	10%	$ 414,544

Interest Expense	1,875	(81%)	9,746
Net Revenues	$ 452,949	12%	$ 404,798

Non-Interest Expenses:
Sales Commissions	$ 278,059	19%	$ 233,319
Admin & Incentive Comp and Benefit Costs	70,079	1%	70,018
Communications and Information Processing	13,091	(31%)	19,053
Occupancy and Equipment	20,774	2%	20,276
Business Development	13,735	(26%)	18,451
Clearance and Other	25,590	129%	11,163
Total Non-Interest Expenses	$ 421,328	13%	$ 372,280
Income Before Taxes and Noncontrolling Interest	31,621	(3%)	32,518
Noncontrolling Interest	(91)		(67)
Pre-tax Income	$ 31,712	(3%)	$ 32,585
Margin on Net Revenues	7.0%		8.0%

The PCG segment includes the retail branches of our broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients. This segment accounted for 65% of our revenues for the three months ended December 31, 2009. It generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts and the interest revenue generated from client margin loans and cash balances. We primarily charge for the services provided to our PCG clients based on commission schedules or through asset-based advisory fees.

The success of the PCG segment is dependent upon the quality and integrity of our financial advisors and support personnel and our ability to attract, retain, and motivate a sufficient number of these associates. We face competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. We currently offer several affiliation alternatives for financial advisors ranging from the traditional branch setting, under which the financial advisors are our employees and we incur the costs associated with running the branch, to the independent contractor model, under which the financial advisors are responsible for all of their own direct costs. Accordingly, the independent contractor financial advisors are paid a larger percentage of commissions and fees. By offering alternative models to potential and existing financial advisors, we are able to effectively compete with a wide variety of other brokerage firms for qualified financial advisors, as financial advisors can choose the model that best suits their practice and profile. For the past several years, we have focused on increasing our minimum production standards and recruiting financial advisors with high average production. The following table presents a summary of PCG financial advisors as of the periods indicated:

			December 31,	December 31,
		Independent	2009	2008
	Employee	Contractors	Total	Total
Private Client Group - Financial Advisors:
Raymond James & Associates (“RJ&A”)	1,266	-	1,266	1,206
Raymond James Financial Services, Inc.(“RJFS”)	-	3,262	3,262	3,123
Raymond James Limited (“RJ Ltd.”)	200	240	440	418
Raymond James Investment Services Limited (“RJIS”)	-	116	116	101
Total Financial Advisors	1,466	3,618	5,084	4,848

PCG revenues increased 10% over the prior year quarter, reflecting the impact of improved market conditions. Securities commissions and fees increased 16% as a result of the increase in the underlying assets on which mutual fund and asset management fees are earned and a 5% increase in the number of financial advisors during the year. All of our broker-dealers experienced positive results in recruiting successful financial advisors. Average annual production per financial advisor decreased from $323,000 to $268,000 in RJFS and from $493,000 to $428,000 in RJ&A since the same quarter in the prior year.

PCG results also include the interest revenue and fees earned on client margin balances and cash segregated for regulatory purposes net of the interest expense paid on client cash balances. The $622,000 increase in net interest was complemented by the $6.4 million increase in financial service fees from the new multi-bank sweep aspect of the RJBDP. Interest results are further discussed in the Net Interest section of this Management Discussion and Analysis.

While net revenues increased 12% from the prior year, pre-tax earnings decreased 3%, with non-interest expenses increasing 13%. This increase was primarily a result of an increase in compensation expense related to the increase in commission revenue and increased number of financial advisors, and a $14.4 million increase in clearance and other expenses. The other expenses included $10.8 million arising from a Financial Industry Regulatory Authority (“FINRA”) arbitration panel’s decision against RJ&A. We do not agree with the panel’s decision pertaining to a claim of raiding of the financial advisors of four branch offices brought against RJ&A by one of our competitors. We believe that the financial advisors concerned were evaluating other affiliation alternatives at the time the competitor announced they were being taken over by another competitor. In any case, it is difficult to appeal arbitration panel decisions and the current year quarter includes the expense associated with this unanticipated panel decision. Offsetting these increases, communication expense decreased as the prior year quarter included a $6 million write-off of capitalized software that was determined not to be a viable asset. In addition, business development expense decreased due to cost control measures and because the prior year included significant recruiting costs not incurred in the current year quarter.

Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three Months Ended
	December 31,	% Incr.	December 31,
	2009	(Decr.)	2008
	($ in 000’s)
Revenues:
Institutional Sales Commissions:
Equity	$ 57,069	9%	$ 52,142
Fixed Income	34,571	(12%)	39,317
Underwriting Fees	16,160	233%	4,859
Mergers & Acquisitions Fees	9,530	(39%)	15,569
Private Placement Fees	50	11%	45
Trading Profits	9,750	30%	7,493
Interest	3,860	(19%)	4,758
Other	2,783	(38%)	4,523
Total Revenue	$ 133,773	4%	$ 128,706

Interest Expense	2,977	(13%)	3,430
Net Revenues	130,796	4%	125,276

Non-Interest Expenses
Sales Commissions	33,837	4%	32,586
Admin & Incentive Comp and Benefit Costs	58,964	12%	52,664
Communications and Information Processing	8,948	3%	8,727
Occupancy and Equipment	4,841	5%	4,622
Business Development	6,255	8%	5,814
Clearance and Other	9,410	(2%)	9,644
Total Non-Interest Expense	122,255	7%	114,057
Income Before Taxes and Noncontrolling Interest	8,541	(24%)	11,219
Noncontrolling Interest	(2,853)		(3,070)
Pre-tax Income	$ 11,394	(20%)	$ 14,289

The Capital Markets segment includes institutional sales and trading in the U.S., Canada, and Europe; management of and participation in underwritings; financial advisory services including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions. We provide securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions accounted for 69% of the segment’s revenues and are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which we are involved. This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, our clients, other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Capital Markets pre-tax results decreased 20%. Net revenues were up $5.5 million, or 4%. There were significant increases in underwriting fees of $11 million, or 233%, and commissions from institutional equity sales of $5 million, or 9%. These were offset by decreases in merger and acquisition fees of $6 million, or 39%, and fixed income sales commissions of $5 million, or 12%. Trading profits increased $2 million, or 30%, primarily arising from fixed income products. The number of underwritings during the quarter was up significantly versus the prior year quarter, a time when underwritings were down dramatically due to the then existing market conditions. The improving equity market conditions were conducive to generating the increased equity market commissions. Trading profits from fixed income products continued the recent trend of producing solid net trading profits, albeit at lower levels than the immediately preceding quarters. Of the fixed income trading profits, 55% were generated from municipal tax-exempt products and 45% from domestic taxable products.

Non-interest expenses increased $8 million, or 7%, primarily resulting from administrative related costs.  The current year quarter includes incremental personnel as compared to the prior year quarter including a number of investment bankers added in the Lane Berry acquisition, which occurred in the third quarter of the prior year.

Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three Months Ended
	December 31,	% Incr.	December 31,
	2009	(Decr.)	2008
	($ in 000’s)
Revenues
Investment Advisory Fees	$ 40,201	(2%)	$ 40,882
Other	9,797	(6%)	10,409
Total Revenues	49,998	(3%)	51,291

Expenses
Admin & Incentive Comp and Benefit Costs	17,553	9%	16,049
Communications and Information Processing	4,597	(11%)	5,160
Occupancy and Equipment	990	(5%)	1,039
Business Development	1,413	(28%)	1,956
Investment Advisory Fees	9,748	(11%)	10,960
Other	2,762	(61%)	7,041
Total Expenses	37,063	(12%)	42,205

Income Before Taxes And Noncontrolling Interest	12,935	42%	9,086
Noncontrolling Interest	869		12
Pre-tax Income	$ 12,066	33%	$ 9,074

The Asset Management segment includes investment portfolio management services, mutual fund management, private equity management, and trust services.  Investment portfolio management services include both proprietary and selected outside money managers. The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios and mutual funds. These accounts are billed a fee based on a percentage of assets. Investment advisory fees are computed based on assets under management either at a single point in time within the quarter, typically the beginning or end of a quarter, or the “average daily” balances. Approximately 63% of our investment advisory fees recorded in a quarter are billed based on balances at the beginning of the quarter, approximately 13% are based on balances at the end of the quarter and approximately 24% are computed based on average assets under management throughout the quarter. The balance of assets under management is affected by both the performance of the underlying investments and the new sales and redemptions of client accounts/funds. Increasing equity markets positively impact revenues from investment advisory fees as existing accounts increase in value, and individuals and institutions typically commit additional funds in rising equity markets.

The following table presents the assets under management as of the dates indicated:

	December 31,	September 30,	December 31,
	2009	2009	2008
	(in 000’s)
Assets Under Management:

Eagle Asset Management, Inc.	$ 14,406,828	$ 13,582,832	$ 11,467,978
Eagle Money Market Funds	2,747,226	2,966,819	6,568,296
Raymond James Consulting Services (“RJCS”)	8,024,506	7,833,081	6,600,908
Unified Managed Accounts	414,690	247,721	-
Freedom Accounts & Other Managed Programs	7,800,988	7,256,673	6,091,529
Total Assets Under Management	$ 33,394,238	$ 31,887,126	$ 30,728,711

Less: Assets Managed for Affiliated Entities	(3,137,973)	(3,008,675)	(2,385,412)

Net Assets Under Management	$ 30,256,265	$ 28,878,451	$ 28,343,299

Non-Managed Fee Based Assets:

Passport	$ 20,556,250	$ 19,451,710	$ 19,390,165
Ambassador	8,328,755	7,327,402	4,008,411
Other Non-Managed Fee-based Assets	1,800,653	1,671,029	1,425,393
Total	$ 30,685,658	$ 28,450,141	$ 24,823,969

Although the Asset Management segment’s financial assets under management increased 7%, revenues decreased 3% from December 2008. The increase in assets under management is a combined result of an increase in market values of the investment portfolios and an inflow of client investments, as investors have begun making new or additional investments as the markets have stabilized. For the most part, the revenue related to asset values at December 2009 will be reflected in the March 2010 quarter.

Even though the majority of investment advisory fees recognized in the December 2009 quarter are based on September 2009 total asset values, which increased slightly from September 2008, $3.5 million in money market fee waivers offset revenue produced by new assets and market value appreciation of the non-money market assets. The money market funds were significantly impacted by the low interest rates and resulting spread compression along with the $3.8 billion reduction in money market balances due to the transfer of client funds to the new multi-bank sweep aspect of the RJBDP in September 2009. As a result, fund management fees decreased $3.4 million. This decline in revenue was offset in part by a significant increase in fees on non-managed fee based accounts, which generate a lower fee to this segment.

Raymond James Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three Months Ended
	December 31,	% Incr.	December 31,
	2009	(Decr.)	2008
	($ in 000’s)
Interest Earnings
Interest Income	$ 70,535	(36%)	$ 110,247
Interest Expense	4,924	(69%)	15,784
Net Interest Income	65,611	(31%)	94,463

Other (Loss) Income	(1,613)	(60%)	(1,008)
Net Revenues	63,998	(32%)	93,455

Non-Interest Expense
Employee Compensation and Benefits	2,732	4%	2,618
Communications and Information Processing	475	75%	271
Occupancy and Equipment	194	(23%)	251
Provision for Loan Losses	22,835	(8%)	24,870
Other	13,125	21%	10,819
Total Non-Interest Expense	39,361	1%	38,829
Pre-tax Income	$ 24,637	(55%)	$ 54,626

RJ Bank provides residential, consumer, and corporate loans, as well as Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank also purchases residential whole loan packages and is active in bank participations and corporate loan syndications. RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it incurs on client deposits and on its borrowings.

Net revenues decreased 32% and pre-tax profits decreased 55% during the quarter ended December 31, 2009 compared to the same quarter in the prior year. The decrease is primarily due to a $28.9 million, or 31%, decrease in net interest income resulting from a decline in both average interest earning banking assets and net interest spread. Loan interest and fees at RJ Bank decreased $34.8 million due to lower interest rates and average loans outstanding decreasing from $7.6 billion to $6.7 billion, or 13%, as part of our strategy to reduce the balance of loans outstanding in order to strengthen our capital position. Corresponding to the decrease in average loans, average deposits decreased 14% from $9 billion to $7.8 billion. The reduced deposit balances combined with lower interest rates led to a $10.9 million or 69% decrease in interest expense. The average cost of funds decreased from 0.69% to 0.25%. Net interest spread and net interest margin percentages were negatively impacted by 0.33% for the quarter ended December 31, 2009 due to excess RJBDP deposits held through early November, 2009 as the new multi-bank sweep aspect of the RJBDP was implemented. During this time, these deposits were invested in short-term liquid investments providing very little interest rate spread. As of December 31, 2009, the excess deposits have been swept to third-party banks participating in the new multi-bank sweep aspect of the RJBDP.

The provision for loan losses continues to be impacted by the current economic downturn and related high unemployment. The provision for loan losses totaled $22.8 million compared to $24.9 million in the prior year quarter. Increasing delinquencies in the residential loan portfolio and the downgrade of certain loans in the corporate portfolio were the primary factors driving the provision for loan losses during the quarter. Also impacting the provision expense during the quarter to a lesser extent, the performing residential portfolio was further stratified based upon updated loan to value (“LTV”) estimates with higher reserve percentages allocated to the higher LTV loans.

Net loan charge-offs for the quarter totaled $23.9 million compared to $6.9 million for the prior year quarter. Corporate charge-offs included $7.9 million related to the sale of distressed debt in the secondary market with the balance taken almost exclusively on commercial acquisition and development loans. An increase in residential/consumer charge-offs resulted from the continued high level of residential delinquencies and declines in home values in many markets.

The amount of nonperforming loans decreased $23 million or 15% during the quarter ended December 31, 2009 compared to the amount of nonperforming loans at September 30, 2009. Corporate nonperforming loans decreased $33.3 million primarily due to the return of two loans to performing status, loan repayments and charge-offs. This improvement in corporate nonperforming loans was partially offset by an increase of $10.3 million in nonperforming residential loans due to the ongoing economic impact on residential delinquencies. However, the quarterly growth in total delinquent residential loans (30+ days or more delinquent) slowed substantially with an increase of only $1.4 million during the quarter compared to a $17 million increase in the prior quarter. The balance of both the provision for loan losses and loan charge-offs for the December 31, 2009 quarter-end were at their lowest quarterly amount in the 2009 calendar year.

Other Loss includes an other-than-temporary impairment loss of $3 million compared to $571,000 loss in the prior year quarter related to our available for sale securities portfolio. At December 31, 2009, the unrealized pre-tax loss on the available for sales securities portfolio was $76.9 million; a significant improvement from the $173.5 million pre-tax loss at December 31, 2008. Other Non-Interest Expense increased $2.3 million, or 21%, compared to the prior year quarter due to $1.5 million in increased expense for the unfunded lending commitments reserve and an $836,000 increase in FDIC insurance premiums.

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Three Months Ended
	December 31,	December 31,
	2009	2008
	(in 000’s)

Net Loan Charge-offs:
Corporate Loans	$ 14,597	$ 3,141
Residential/Consumer Loans	9,346	3,744

Total	$ 23,943	$ 6,885

	December 31,	September 30,
	2009	2009
	(in 000’s)
Allowance for Loan Loss:
Corporate Loans	$ 115,276	$ 122,096
Residential/Consumer Loans	33,888	28,176

Total	$ 149,164	$ 150,272

Nonperforming Assets:
Corporate	$ 53,898	$ 91,068
Residential/Consumer	89,851	76,005

Total	$ 143,749	$ 167,073

Total Loans (1):
Corporate Loans	$ 4,313,538	$ 4,325,876
Residential/Consumer Loans	2,288,156	2,418,369

Total	$ 6,601,694	$ 6,744,245

(1) Net of unearned income and deferred expenses.

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated. The respective average rates are presented on an annualized basis.

	Three Months Ended

	December 31, 2009			December 31, 2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned Income (1)
Commercial Loans	$ 812,113	$ 5,948	2.93%	$ 709,884	$ 9,620	5.42%
Real Estate Construction Loans	101,701	269	1.06%	359,745	4,275	4.75%
Commercial Real Estate Loans	3,403,607	30,806	3.62%	3,752,377	47,830	5.10%
Residential Mortgage Loans	2,327,649	27,742	4.77%	2,795,330	37,760	5.40%
Consumer Loans	19,443	91	1.87%	19,728	160	3.24%
Total Loans, Net	6,664,513	64,856	3.89%	7,637,064	99,645	5.22%
Reverse Repurchase
Agreements	680,435	147	0.09%	507,554	545	0.43%
Agency Mortgage backed
Securities	262,031	503	0.77%	252,276	1,885	2.99%
Non-agency Collateralized
Mortgage Obligations	231,233	4,411	7.63%	277,159	5,629	8.12%
Money Market Funds, Cash and
Cash Equivalents	632,956	475	0.30%	929,728	2,426	1.04%
FHLB Stock and Other	111,853	143	0.51%	34,598	117	1.35%
Total Interest-Earning
Banking Assets	$ 8,583,021	$ 70,535	3.29%	$ 9,638,379	$ 110,247	4.58%

Non-Interest-Earning Banking Assets Allowance for Loan Losses	39,562			47,255

Total Banking Assets	$ 8,622,583			$ 9,685,634

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 195,263	$ 1,658	3.40%	$ 239,685	$ 2,448	4.09%
Money Market, Savings,
and NOW(2) Accounts	7,574,097	2,603	0.14%	8,801,172	12,635	0.57%
FHLB Advances and Other	51,539	663	5.15%	56,493	701	4.96%

Total Interest-Bearing
Banking Liabilities	$ 7,820,899	$ 4,924	0.25%	$ 9,097,350	$ 15,784	0.69%

Non-Interest-Bearing
Banking Liabilities	19,245			5,956

Total Banking
Liabilities	7,840,144			9,103,306
Total Banking
Shareholder's
Equity	782,439			582,328

Total Banking
Liabilities and
Shareholder's
Equity	$ 8,622,583			$ 9,685,634

	Three Months Ended

	December 31, 2009			December 31, 2008
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
	(continued)
Excess of Interest-
Earning Banking
Assets Over Interest-
Bearing Banking
Liabilities/Net
Operating Interest Income	$ 762,122	$ 65,611		$ 541,029	$ 94,463

Bank Net Interest:
Spread			3.04%			3.89%
Margin (Net Yield on
Interest- Earning
Bank Assets)			3.06%			3.92%
Ratio of Interest
Earning Banking
Assets to Interest-
Bearing Banking
Liabilities			109.74%			105.95%
Return On Average:
Total Banking Assets			0.72%			1.42%
Total Banking
Shareholder's Equity			7.99%			23.59%
Average Equity to
Average Total
Banking Assets			9.07%			6.01%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended December 31, 2009 and 2008 was $8.3 million and $4.4 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

Increases and decreases in operating interest income and interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on RJ Bank's interest-earning assets and the interest incurred on its interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year's volume. Changes applicable to both volume and rate have been allocated proportionately.

	Three Months Ended December 31,
	2009 Compared to 2008
	Increase (Decrease) Due To
	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income:
Commercial Loans	$ 1,385	$ (5,057)	$ (3,672)
Real Estate Construction Loans	(3,067)	(939)	(4,006)
Commercial Real Estate Loans	(4,446)	(12,578)	(17,024)
Residential Mortgage Loans	(6,318)	(3,700)	(10,018)
Consumer Loans	(2)	(67)	(69)
Reverse Repurchase Agreements	186	(584)	(398)
Agency Mortgage Backed Securities	73	(1,455)	(1,382)
Non-agency Collateralized Mortgage Obligations	(933)	(285)	(1,218)
Money Market Funds, Cash and Cash Equivalents	(774)	(1,177)	(1,951)
FHLB Stock and Other	261	(235)	26

Total Interest-Earning Banking Assets	$ (13,635)	$ (26,077)	$ (39,712)

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ (454)	$ (336)	$ (790)
Money Market,Savings and
NOW Accounts	(1,762)	(8,270)	(10,032)
FHLB Advances and Other	(60)	22	(38)

Total Interest-Bearing Banking Liabilities	$ (2,276)	$ (8,584)	$ (10,860)

Change in Net Interest Income	$ (11,359)	$ (17,493)	$ (28,852)

Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the periods indicated:

	Three Months Ended
	December 31,	% Incr.	December 31,
	2009	(Decr.)	2008
	($ in 000’s)
Revenues
Securities Commissions and
Investment Banking Fees	$ 1,608	(22%)	$ 2,069
Investment Advisory Fees	632	113%	297
Interest Income	79	(72%)	278
Trading Profits	1,399	(14%)	1,632
Other	-	(100%)	47
Total Revenues	3,718	(14%)	4,323

Interest Expense	80	95%	41
Net Revenues	3,638	(15%)	4,282

Non-Interest Expense
Compensation Expense	3,327	(6%)	3,536
Other Expense	1,949	(15%)	2,299
Total Non-Interest Expense	5,276	(10%)	5,835

Loss Before Taxes
and Noncontrolling Interest	(1,638)	(5%)	(1,553)

Noncontrolling Interest	(226)		(1,088)
Pre-tax Loss	$ (1,412)	(204%)	$ (465)

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina, Uruguay and Brazil. The net results in the emerging markets segment were $1 million lower than the comparable period, declining to a $1.4 million pre-tax loss. This decline results from a decrease in commission revenues of approximately $500,000 which was offset by a $600,000 decrease in non-interest expense. The amount of losses from these joint ventures attributable to our venture partners decreased, as a greater portion of the current year results were generated by ventures in which we have a greater percentage ownership. Losses attributed to noncontrolling interests in the prior year included losses associated with a joint venture in Turkey, which ceased conducting business in the prior year quarter.

Stock Loan/Stock Borrow

The following table presents consolidated financial information of our Stock Loan/Borrow segment for the periods indicated:

	Three Months Ended
	December 31,	% Incr.	December 31,
	2009	(Decr.)	2008
	($ in 000’s)
Interest Income and Expense
Interest Income	$ 1,765	(46%)	$ 3,290
Interest Expense	549	(62%)	1,439
Net Interest Income	1,216	(34%)	1,851

Other Income	110	100%	-
Net Revenue	1,326		1,851

Non-Interest Expenses	639	2%	628
Pre-tax Income	$ 687	(44%)	$ 1,223

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

Stock Loan revenues declined 46%, with net revenues declining 34%. Both gross interest revenue and expense declined due to both lower rates and average balances. The average interest rate spread declined 35 basis points or 54%. Non-interest expenses were well controlled, down 16% from the prior year’s comparable quarter. As a result, the segment’s pre-tax income is down 44% from the same quarter in the prior year.

Due to market conditions, stock loan balances have begun to increase as we have been able to increase the lending of more liquid securities in higher volume.

Proprietary Capital

The following table presents consolidated financial information of our Proprietary Capital segment for the periods indicated:

	Three Months Ended
	December 31,	% Incr.	December 31,
	2009	(Decr.)	2008
	($ in 000’s)
Revenues
Interest	$ 1	(100%)	$ 149
Investment Advisory Fees	275	29%	214
Other	(311)	278%	175
Total Revenues	(35)	(107%)	538

Expenses
Compensation Expense	522	(14%)	605
Other Expenses	229	(82%)	1,272
Total Expenses	751	(60%)	1,877

Income (Loss) Before Taxes
and Noncontrolling Interest	(786)	41%	(1,339)
Noncontrolling Interest	26		(795)
Pre-tax Income	$ (812)	(49%)	$ (544)

This segment consists of our principal capital and private equity activities including: various direct and third party private equity and merchant banking investments, short-term special situations and bridge investments (“Special Situations Investments”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and a private equity Fund which we sponsor “Raymond James Capital Partners L.P.” As of December 31, 2009, certain of our merchant banking investments at fair value include a $22 million investment in a manufacturer of crime investigation and forensic supplies, a $16 million investment in an event photography business, and a $14 million indirect investment in an allergy immunotherapy testing and treatment supply company.

We participate in profits or losses through both general and limited partnership interests. Additionally, we incur profits or losses as a result of direct merchant banking investments and Special Situation Investments. The EIF Funds are limited partnerships for which we are the general partner, that invest in our merchant banking and private equity activities and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain of our qualified key employees. During the three months ended March 31, 2009, we relinquished control over the general partners of certain internally sponsored private equity partnerships and as a result, we deconsolidated seven entities during that quarter.

Pre-tax income decreased due to a decrease in interest income and transaction fee income (included in other income). Total expenses and the portion of the net loss attributable to noncontrolling interests decreased primarily as a result of the deconsolidation later in fiscal 2009 of certain entities.

Other

The following table presents consolidated financial information of our Other segment for the periods indicated:

	Three Months Ended
	December 31,	% Incr.	December 31,
	2009	(Decr.)	2008
	($ in 000’s)
Revenues
Interest Income	$ 1,816	(57%)	$ 4,254
Other	(58)	98%	(3,168)
Total Revenues	1,758	62%	1,086
Interest Expense	6,663	135%	2,835
Net Revenues	(4,905)	(180%)	(1,749)

Other Expense	3,979	(46%)	7,375
Pre-tax Loss	$ (8,884)	3%	$ (9,124)

This segment includes various corporate overhead costs, including during the quarter ended December 31, 2009 interest expense on our senior debt issued in August 2009.

Net revenues in this segment decreased due to lower interest earnings. Interest expense on our senior debt approximated $6.5 million in the current year quarter; there was no senior debt in the prior year quarter. Our pre-tax loss declined slightly as non-interest expense which is primarily comprised of executive compensation was lower than in the prior year.

Liquidity and Capital Resources

Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short-term and long-term cash flow forecasts, review of monthly capital expenditures, the monitoring of the availability of alternative sources of financing, and the daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of capital to our business units consider, among other factors, projected profitability and cash flow, risk and impact on future liquidity needs. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure as well as maintains the relationships with various lenders. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

Liquidity is provided primarily through our business operations and financing activities.

Cash used in operating activities during the three months ended December 31, 2009 was approximately $139 million, which was primarily attributable to the increase in brokerage client receivables, the decrease in brokerage client deposits (directly correlated to the decrease in segregated assets), the increase in stock borrowed receivables, and the decrease in accrued compensation payable. This was partially offset by the decrease in segregated assets, and the increase in stock loaned payables.

Investing activities provided $2.2 billion, which was primarily due to a decrease in net loans at RJ Bank, and a decrease in the purchases of securities purchased under agreements to resell at RJ Bank.

Financing activities used $3.3 billion, predominantly the result of a decrease in bank deposits and repayments on borrowed funds. These financing activities arose primarily from the transactions associated with the point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at September 30, 2009.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted credit facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

In addition to the liquidity provided through our business operations, we have various potential sources of capital.

Liquidity Available from Subsidiaries

Our two principal domestic broker-dealer subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At December 31, 2009, both of these brokerage subsidiaries far exceeded their minimum net capital requirements. At that date, these subsidiaries had excess net capital of $388.5 million, of which approximately $117 million is available for dividend (after taking into account regulatory or other restrictions) while still maintaining a capital level well above regulatory guidelines.

Subject to 30-day notification and in some cases approval by the Office of Thrift Supervision (“OTS”), RJ Bank may pay dividends to the parent company as long as RJ Bank maintains its “well capitalized” status under bank regulatory capital guidelines. RJ Bank has approximately $70 million of capital in excess of the amount it would need as of December 31, 2009 to maintain a total capital to risk-weighted assets ratio of 12%, which is our internal target ratio. See further discussion of RJ Bank’s abilty to pay dividends in Note 25 pages 132 - 135 in our 2009 Form 10-K.

Liquidity available to us from our subsidiaries, other than our broker-dealer subsidiaries and RJ Bank, is not limited by regulatory requirements, but is relatively insignificant.

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements as of December 31, 2009:

	Committed	Committed	Uncommitted	Uncommitted	Total Financing
	Unsecured	Collateralized	Collateralized	Unsecured	Arrangements
	(in 000’s)

RJ&A (with third party lenders)	$ -	$ 325,000	$ 285,100	$ 150,000	$ 760,100
RJF	100,000	-	-	-	100,000
RJ Bank	10,000	-	-	-	10,000

Total Company	$ 110,000	$ 325,000	$ 285,100	$ 150,000	$ 870,100

At December 31, 2009, we maintained five 364-day committed and several uncommitted financing arrangements denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At December 31, 2009, the aggregate domestic facilities were $870.1 million and the Canadian line of credit was CDN $20 million. Lenders are under no obligation to lend to us under uncommitted lines.  Committed facilities provided by commercial banks in the name of RJ&A include a $75 million bilateral repurchase agreement, a $150 million tri-party repurchase agreement and a $100 million secured line of credit.

The $100 million committed and unsecured revolving credit facility in the name of RJF expired under its terms on February 4, 2010. We elected not to renew this revolving credit facility upon its expiration. There were no outstanding borrowings made under this facility since its inception on February 6, 2009.

RJ&A maintains $285.1 million in uncommitted secured facilities provided by commercial banks.  Unsecured, uncommitted loan facilities available to RJ&A totaled $150 million.

RJ Bank has a $10 million committed unsecured line of credit provided by a commercial bank for the sole purpose of purchasing Fed Funds to meet short-term and unexpected funding needs.

At December 31, 2009, there were collateralized financings outstanding in the amount of $23 million which are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statements of Financial Condition. Such financings are collateralized by non-customer, RJ&A owned securities.

We have guaranteed a settlement line of credit associated with our joint venture entity in Argentina for $9 million. There are also two unsecured settlement lines of credit available to the Argentina joint venture entity in the amount of $4.5 million. At December 31, 2009, there were no outstanding balances on these lines.

RJ Bank had $50 million and $950 million in FHLB advances outstanding at December 31, 2009 and September 30, 2009, respectively. The advances balance outstanding at December 31, 2009 is comprised of several short-term, and long-term, fixed rate advances. The advances balance outstanding as of September 30, 2009 included a $900 million overnight advance made to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. This $900 million advance was repaid on October 1, 2009.  RJ Bank had $1 billion in immediate credit available from the FHLB on December 31, 2009 and total available credit of 40% of total assets from the FHLB with the pledge of additional collateral. See Note 9 of the Notes to Condensed Consolidated Financial Statements within this Form 10-Q for more information.

At December 31, 2009 and September 30, 2009, we had corporate debt of $358 million and $359 million, respectively. This debt balance at December 31, 2009 is comprised of $300 million in senior notes which are due August, 2019 and a $58 million mortgage loan associated with the financing of our home-office complex.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard and Poor’s	BBB	Negative
Moody’s Investors Services	Baa2	Negative

The Standard and Poor’s rating and outlook were unchanged in their latest report dated January 19, 2010. The Moody’s rating and outlook have been unchanged since the issuance of their initial report in August, 2009. Our current long-term debt ratings are dependent upon a number of factors including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings thereby increasing our costs in the event we were to pursue obtaining additional financing.

Other Sources of Liquidity

We own a significant number of life insurance policies utilized to fund certain non-qualified deferred compensation plans. We are able to borrow up to 90% of the cash surrender value of these policies which have a recorded value of $129.8 million as of December 31, 2009. There are no borrowings outstanding against these policies as of December 31, 2009.

Availability of Capital for RJ Bank

Our ability to provide additional capital to RJ Bank is limited by our available liquidity. At December 31, 2009, our available liquidity from which to provide capital to RJ Bank was approximately $214 million, consisting predominantly of the excess capital at our broker-dealer subsidiary, RJ&A, that was available from time to time for dividends to the parent company and other undeployed cash. See Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the capitalization of RJ Bank as of December 31, 2009.

Statement of Financial Condition Analysis

Our statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The items presented in our statement of financial condition are primarily liquid in nature, providing us with flexibility in financing our business. Total assets of $14.7 billion at December 31, 2009 were down approximately 19% from September 30, 2009. Most of this decrease is due to the transactions associated with the point-in-time regulatory balance sheet composition requirements of RJ Bank. See Note 21 on page 127 of our 2009 Form 10-K for discussion of the September 30, 2009 point-in-time test.

As of December 31, 2009, our liabilities are comprised primarily of deposits of $7 billion at RJ Bank and brokerage client payables of $3.1 billion at the broker-dealer subsidiaries, as well as deposits held on stock loan transactions of $1 billion. To meet our obligations to clients, at December 31, 2009 we had approximately $3 billion in cash and segregated assets. We also have $6.5 billion in loans at RJ Bank and client brokerage receivables of $1.5 billion.

Contractual Obligations, Commitments and Contingencies

RJ&A and RJFS have been subject to ongoing investigations in connection with their sale of Auction Rate Securities (“ARS”). Refer to the discussion of this matter on page 48 of our 2009 Form 10-K and in Part II, Item 1, “Legal Proceedings” of this Form 10-Q. As of December 31, 2009, approximately two-thirds of the remaining $777 million of ARS currently held by our clients have been issued by funds of Nuveen Investments, a large mutual fund sponsor. Nuveen is currently pursuing alternatives to refinance the ARS issued by its funds. Although there can be no assurance that Nuveen's refinancing plans will be successful, their refinancing would significantly reduce our clients' holdings of ARS.

Other than the update to the ARS matter described above, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2009. See Note 16 pages 114 - 116 of the Notes to the Consolidated Financial Statements in our 2009 Form 10-K, Contractual Obligations, Commitments and Contingencies on pages 47 - 49 in our 2009 Form 10-K and Note 12 of these Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our commitments and contingencies.  In addition, see Part II, Item 1, “Legal Proceedings,” of this Form 10-Q for additional discussion of the ARS matter and the potential implications of its resolution on our current liquidity position.

Regulatory

The following discussion should be read in conjunction with the Regulatory section on pages 49 - 50 of our 2009 Form 10-K.

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of December 31, 2009.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the three-month period ended December 31, 2009.

Management believes that RJ Bank meets all capital adequacy requirements to which it is subject as of December 31, 2009. At December 31, 2009, our available liquidity from which to provide capital to RJ Bank was $214 million, consisting predominantly of the excess capital at our broker-dealer subsidiary, RJ&A, that was available from time to time for dividends to the parent company and other undeployed cash.

RJ Bank applied to the OCC to convert from a federal savings bank to a national bank on November 29, 2008 and RJF applied to the Federal Reserve Board to become a bank holding company on December 5, 2008. There has been no significant change in the status of the conversion process from that reported on page 49 in our 2009 Form 10-K.

Our intention for RJ Bank to become a commercial bank, enabling it to have a majority of its loan portfolio composed of corporate and commercial real estate loans remains unchanged. If RJ Bank were to remain a thrift, its business mix would be required to be oriented to loans related to residential real estate and other qualifying thrift assets.

See Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on regulatory and capital requirements.

Off-Balance Sheet Arrangements

For information regarding our off-balance sheet arrangements, see Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Effects of Inflation

For information regarding the Effects of Inflation on our business, see the Effects of Inflation section on page 59 of our 2009 Form 10-K.

Factors Affecting “Forward-Looking Statements”

From time to time, we may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, liquidity, business prospects, allowance for loan loss levels at RJ Bank, projected ventures, new products, anticipated market performance, recruiting efforts, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I on pages 15 - 22 included in the 2009 Form 10-K and in Item 1A of Part II of this report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included on pages 77 - 88 in the 2009 Form 10-K. We believe that of our significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the condensed consolidated financial statements. Therefore, understanding these policies is important in understanding our reported results of operations and our financial position.

Valuation of Financial Instruments, Investments and Other Assets

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes.  See Note 1 pages 79 - 82 of our 2009 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased. We have not implemented any material changes in the accounting policies described therein during the period covered by this report.

“Trading instruments” and “Available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our other comprehensive income, depending on the underlying purpose of the instrument.

As of December 31, 2009, 7.8% of our total assets and 0.7% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $164 million as of December 31, 2009 and represent 14.3% of our assets measured at fair value. Our investments in Private Equity comprise $145 million or 89% of those Level 3 assets.  Financial instruments which are liabilities categorized as Level 3 amount to $163 thousand as of December 31, 2009 and represent less than 1% of liabilities measured at fair value.

See Notes 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment.  For a discussion of the judgments involved in testing goodwill for impairment, see the goodwill section on page 54 of our 2009 Form 10-K.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  No events occurred during the three-month period ended December 31, 2009 that would cause us to update the annual impairment testing we last performed as of December 31, 2008.

Allowance for Loan Losses and Other Provisions for Losses

Refer to the discussion of the allowance for loan losses and other provisions for losses on pages 54 - 56 of our 2009 Form 10-K.

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio. The allowance for loan losses is comprised of two components: allowances calculated based on formulas for homogeneous classes of loans and specific allowances assigned to certain classified loans individually evaluated for impairment. The calculation of the allowance based on formulas is subjective as we segregate the loan portfolio into homogeneous classes. Each class is then assigned an allowance percentage based on the perceived risk associated with that class of loans, which is then further segregated by loan grade. See Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

At December 31, 2009, the amortized cost of all RJ Bank loans was $6.6 billion and an allowance for loan losses of $149.2 million was recorded against that balance. The total allowance for loan losses is equal to 2.26% of the amortized cost of the loan portfolio.

The following table allocates RJ Bank’s allowance for loan losses by loan category:

	December 31,		September 30,
	2009		2009
		Loan Category		Loan Category
		as a % of		as a % of
		Total Loans		Total Loans
	Allowance	Receivable	Allowance	Receivable
	($ in 000’s)

Commercial Loans	$ 11,091	13%	$ 15,279	13%

Real Estate Construction Loans	2,145	2%	3,237	3%

Commercial Real Estate Loans (1)	102,040	51%	103,580	49%

Residential Mortgage Loans	33,828	34%	28,088	35%

Consumer Loans	60	-	88	-

Total	$ 149,164	100%	$ 150,272	100%

(1)	Loans wholly or partially secured by real estate.

The current condition of the real estate and credit markets has substantially increased the complexity and uncertainty involved in estimating the losses inherent in RJ Bank’s loan portfolio. If our underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. In such an event, any losses would result in a decrease in our net income as well as a decrease in the level of regulatory capital at RJ Bank.

Income Taxes

For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income Taxes on page 57 of the 2009 Form 10-K.

Effects of recently issued accounting standards, and accounting standards not yet adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for business combinations which includes the fundamental principle of recording the acquired business at fair value as well as requiring acquisition-related costs to be recognized separately from the acquisition and expensed as incurred. In addition, this new pronouncement requires extensive disclosures about the acquisition’s quantitative and qualitative effects including validation of the fair value of goodwill. This new guidance is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, we will apply this pronouncement to any of our business combinations occurring after October 1, 2009. This pronouncement did not affect our Condensed Consolidated Financial Statements, but may have an effect on accounting for future business combinations.

In December 2007, the FASB issued new guidance requiring noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new guidance is applicable to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008. Accordingly, we have adopted this new pronouncement as of October 1, 2009. See Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information on the impact of the adoption of this new accounting guidance.

In February 2008, the FASB delayed the effective date of the application of certain fair value pronouncements applicable to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Accordingly, we have adopted this pronouncement effective October 1, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial statements. See Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the additional disclosures resulting from the adoption of this new accounting guidance.

In February 2008, the FASB issued new guidance applicable to the accounting for transfers of financial assets and repurchase financing transactions. This new guidance addresses the issue of whether these transactions should be viewed as two separate transactions or as one "linked" transaction. The guidance includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. This new pronouncement is effective for fiscal years beginning after November 15, 2008. Accordingly, we have adopted this new guidance effective October 1, 2009. This new guidance applies only to original transfers made after that date. As of October 1, 2009, we had no positions for which this guidance was applicable.

In June 2008, the FASB issued new guidance for determining whether instruments granted in share-based payment transactions are participating securities. This new guidance requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities under the two-class method and, therefore, included in the earnings allocation in computing earnings per share. This new guidance is effective for fiscal years beginning after December 15, 2008. Accordingly, we have adopted this pronouncement effective October 1, 2009.   See Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the application of this new pronouncement.

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

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any variable interest entities to which we are a party. This new guidance is not effective for us until October 1, 2010 and earlier adoption is prohibited. We are currently evaluating the impact the adoption of this new guidance will have on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of our risk management policies, including a discussion of our primary market risk exposures, which include interest rate risk and equity price risk, as well as a discussion of our foreign exchange risk, credit risk including a discussion of our loan underwriting policies and risk monitoring processes applicable to RJ Bank, liquidity risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to pages 59 - 70 of our 2009 Form 10-K.

Market Risk

See Notes 3 and 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the fair value of trading inventories associated with our broker-dealer client facilitation, market-making and proprietary trading activities.

As of December 31, 2009, the absolute fixed income and equity inventory limits excluding contractual underwriting commitments for our domestic subsidiaries, were $1.96 billion and $69.8 million, respectively. These same inventory limits for RJ Ltd. as of December 31, 2009, were CDN $46.3 million and CDN $74.7 million, respectively. Our trading activities in the aggregate were significantly below these limits at December 31, 2009.

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

To calculate VaR, we use historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that we could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year on average over the course of time. During the three months ended December 31, 2009, the reported daily loss in the institutional Fixed Income trading portfolio never exceeded the predicted VaR.

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

The following tables set forth the high, low, and daily average VaR for our overall institutional portfolio during the three months ended December 31, 2009, with the corresponding dollar value of our portfolio:

	Three Months Ended December 31, 2009			VaR at
				December 31,	September 30,
	High	Low	Daily Average	2009	2009
	($ in 000's)

Daily VaR	$ 812	$ 421	$ 611	$ 611	$ 710
Related Portfolio Value
(Net) (1)	$ 95,870	$ 114,631	$ 141,216	$ 151,796	$ 180,047
VaR as a Percent
of Portfolio Value	0.85%	0.37%	0.47%	0.40%	0.39%

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

In addition, see Note 10 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding our derivative financial instruments.

RJ Bank maintains an earning asset portfolio that is comprised of mortgage, corporate and consumer loans, as well as mortgage backed securities, collateralized mortgage obligations, securities purchased under resale agreements, Small Business Administration (“SBA”) loan securitizations, deposits at other banks and other investments. Those earning assets are funded by RJ Bank’s obligations to customers and FHLB advances. Based on the current earning asset portfolio of RJ Bank, market risk for RJ Bank is limited primarily to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the quarter, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising should the economic environment begin to improve. RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

The following table is an analysis of RJ Bank’s estimated net interest income over a twelve month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Changes	Net Interest	Projected Change in
in Rate	Income	Net Interest Income
	($ in 000s)
+300	$ 224,177	(8.33%)
+200	232,894	(4.76%)
+100	239,521	(2.05%)
-	244,536	-%

The following table presents the amount of RJ Bank’s interest earning assets and interest bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at December 31, 2009:

	Repricing Opportunities
	0 - 6 Months	7 – 12 Months	1 – 5 Years	5 or More Years
	(in 000’s)
Interest Earning Assets:
Loans	$ 5,004,329	$ 573,962	$ 1,021,434	$ 35,240
Available for sale securities	292,350	37,078	120,866	115,591
Other earning assets	704,653	-	-	-
Total Interest Earning Assets	6,001,332	611,040	1,142,300	150,831
Interest Bearing Liabilities:
Transaction and savings accounts	6,803,815	-	-	-
Certificates of deposit	51,982	38,500	112,772	-
Federal Home Loan Bank Advances	-	20,000	30,000	-
Total Interest Bearing Liabilities	$ 6,855,797	$ 58,500	$ 142,772	$ -
GAP	$ (854,465)	$ 552,540	$ 999,528	$ 150,831
Cumulative GAP	$ (854,465)	$ (301,925)	$ 697,603	$ 848,434

The following table shows the distribution of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2009:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)
Commercial Loans	$ 3,056	$ 812,203	$ 815,259
Real Estate Construction Loans	-	93,943	93,943
Commercial Real Estate Loans (1)	9,349	2,843,418	2,852,767
Residential Mortgage Loans	27,685	2,244,171	2,271,856
Consumer Loans	-	17,912	17,912

Total Loans	$ 40,090	$ 6,011,647	$ 6,051,737

(1)
Of this amount, $1.2 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of December 31, 2009. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

To mitigate interest rate risk in a significantly rising rate environment, RJ Bank purchased three year term interest rate caps. See Note 10 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.

Equity Price Risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. We attempt to reduce the risk of loss inherent in its inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the three months ended December 31, 2009 was CDN $8 million.

Foreign Exchange Risk

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of December 31, 2009, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $1.8 million and CDN $1 million, respectively.

Credit Risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. Refer to the discussion of our credit risk on pages 62 - 69 of our 2009 Form 10-K.

Changes in the allowance for loan losses of RJ Bank were as follows:

	Three Months Ended
	December 31,	December 31,
	2009	2008
	(in 000’s)
Allowance for Loan Losses,
Beginning of Period	$ 150,272	$ 88,155
Provision For Loan Losses	22,835	24,870
Net Charge-Offs	(23,943)	(6,885)
Allowance for Loan Losses End of Period	$ 149,164	$ 106,140

Allowance for Loan Losses to Total Bank Loans Outstanding	2.26%	1.36%

Increasing delinquencies in the residential loan portfolio resulting from the continued economic downturn, including the high unemployment rate and the downgrade of certain loans in the corporate portfolio, were the primary factors impacting the provision for loan losses during the quarter. Also during the quarter the performing residential portfolio was further stratified based upon updated loan to value (“LTV”) estimates with higher reserve percentages allocated to the higher LTV loans. This increase in the provision for loan losses was partially offset by several corporate loan upgrades during the quarter.

The following table presents net loan charge-offs and the percentage of these net loan charge-offs to the average outstanding loan balances by loan category for the quarters ended December 31, 2009 and 2008:

	Three Months Ended
	December 31,		December 31,
	2009		2008
	Net Loan	% of Avg.	Net Loan	% of Avg.
	Charge-off	Outstanding	Charge-off	Outstanding
	Amount	Loans	Amount	Loans
	($ in 000’s)
Corporate	$ (14,597)	0.34%	$ (3,141)	0.07%
Residential/Consumer	(9,346)	0.40%	(3,744)	0.13%

Total	$ (23,943)	0.36%	$ (6,885)	0.09%

Both corporate and residential/consumer loan charge-offs decreased slightly from the immediately preceding quarter. Corporate charge-offs included $7.9 million related to the sale of distressed debt in the secondary market with the balance taken almost exclusively on commercial acquisition and development loans. An increase in residential/consumer charge-offs resulted from the continued high level of residential delinquencies and declines in home values in many markets.

The table below presents nonperforming loans and total allowance for loan losses by loan category at December 31, 2009 and September 30, 2009:

	December 31, 2009		September 30, 2009
		Allowance for		Allowance for
	Nonperforming	Loan Losses	Nonperforming	Loan Losses
	Loan Balance	Balance	Loan Balance	Balance
(in 000’s)

Corporate	$ 53,094	$ (115,276)	$ 86,422	$ (122,096)
Residential/Consumer	82,283	(33,888)	71,960	(28,176)
Total	$ 135,377	$ (149,164)	$ 158,382	$ (150,272)

The amount of nonperforming loans decreased nearly $23 million or 15% during the quarter ended December 31, 2009. Corporate nonperforming loans decreased $33.3 million primarily due to the return of two loans to performing status, loan repayments and charge-offs. This improvement in corporate nonperforming loans was partially offset by an increase of $10.3 million in nonperforming residential loans due to the ongoing economic impact on residential delinquencies.  However, the quarterly growth in total delinquent residential loans (30+ days or more delinquent) slowed substantially with an increase of $1.4 million during the quarter compared to a $17 million increase in the prior quarter. Included in nonperforming residential/consumer loans are $54 million in loans for which $29.9 million in charge-offs were previously recorded.

Loan Underwriting Policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 65 - 66 of our 2009 Form 10-K. There have been no material changes in RJ Bank’s underwriting policies during the three months ended December 31, 2009.

Risk Monitoring Process

RJ Bank’s credit risk strategy regarding ongoing risk monitoring and review process for all of its residential, consumer and corporate credit exposures is discussed on pages 66 - 69 of our 2009 Form 10-K. There have been no material changes to those processes and policies during the three month period ended December 31, 2009.

Residential and Consumer Loans

Residential mortgage and consumer loan delinquency levels have been increasing at RJ Bank due to the current economic downturn and the high level of unemployment. At December 31, 2009, loans over 30 days delinquent (including nonperforming loans) increased to 3.89% of residential and consumer loans outstanding, compared to 3.62% over 30 days delinquent at September 30, 2009.   The total over 30 day delinquent loans increased to $89 million or by 2% as compared to the prior quarter.  However, delinquent loans in the 30 -89 day category decreased significantly to $11.9 million or 40% as the loans rolling into this category slowed relative to the loans rolling out of the category.

The following table presents a summary of delinquent residential and consumer loans at December 31, 2009 and September 30, 2009:

	Delinquent Residential and Consumer Loans (Amount)		Delinquent Residential and Consumer Loans As a Percentage of Outstanding Loan Balances
	December 31,	September 30,	December 31,	September 30,
	2009	2009	2009	2009
	($ in 000’s)
30-89 days	$ 11,932	$ 19,767	0.52%	0.82%
90 days or more	77,088	67,640	3.37%	2.80%

The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows as of December 31, 2009 and September 30, 2009:

December 31,	September 30,
2009	2009 (1)
($ outstanding as a % of RJ Bank total assets)
5.6% CA	6.1% CA
4.1% NY	4.3% NY
3.4% FL	3.5% FL
1.8% NJ	1.9% NJ
1.3% VA	1.4% VA

(1)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $7.9 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2009 exclude short-term qualifying investments purchased with $2.3 billion of proceeds from additional deposits received through the RJBDP, the majority of which were redirected to other third-party banks participating in the multi-bank program in October 2009, and a $900 million FHLB advance which was repaid on October 1, 2009.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only; payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At December 31, 2009 and September 30, 2009, these loans totaled $1.6 billion and $1.7 billion, respectively, or approximately 70% of the respective residential mortgage portfolio. A large percentage of these loans were projected to adjust to a lower payment than the current payment, and this percentage is likely to increase in a low interest rate environment. The outstanding balance of interest-only loans at December 31, 2009, based on their contractual terms, are scheduled to reprice and begin amortizing as follows (in 000’s):

December 31, 2009

One year or less	$ 363,361
Over one year through two years	481,416
Over two years through three years	352,795
Over three years through four years	150,883
Over four years through five years	180,306
Over five years	56,857
Total Outstanding Interest-Only Loan Balance	$ 1,585,618

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The LTV/FICO scores of RJ Bank’s residential first mortgage loan portfolio are as follows:

	December 31,	September 30,
	2009	2009

Residential First Mortgage
Loan Weighted Average
LTV/FICO (1)	64% / 751	64% / 751

(1) At origination. Small group of local loans representing less than 0.5% of residential portfolio excluded.

In addition, RJ Bank obtains the most recently available information to estimate current LTV ratios on the individual loans in the residential portfolio.  Current LTV’s are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to change in the condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

RJ Bank estimates that loans with LTV’s between 100% and 120% represent approximately 15% of the residential mortgage loan portfolio and loans with LTV’s in excess of 120% represent approximately 10% of the residential mortgage portfolio.  The average estimated LTV is approximately 80% for the total residential loan portfolio.  Credit risk management for the residential portfolio utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Corporate Loans

At December 31, 2009, excluding loans classified as nonperforming, there were no corporate loans delinquent greater than 30 days except for four loans totaling $9.6 million of which $6.9 million is commercial real estate or real estate construction and $2.7 million is secured by marketable securities.

The industry concentrations (top five categories) of RJ Bank’s corporate loans at December 31, 2009 and September 30, 2009 were as follows:

December 31,	September 30,
2009	2009 (1)
($ outstanding as a % of RJ Bank total assets)

3.5% Telecommunications	3.7% Healthcare (excluding hospitals)
3.3% Retail Real Estate	3.5% Retail Real Estate
3.2% Media Communications	3.3% Telecommunications
3.1% Hospitality	3.3% Media Communications
3.0% Consumer Products/Services	3.1% Office Properties

(1)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $7.9 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2009 exclude $2.3 billion in additional deposits received through the RJBDP, the majority of which were redirected to other third party banks participating in the multi-bank program in October 2009, and a $900 million FHLB advance which was repaid on October 1, 2009.

See Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for more information.

Liquidity Risk

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in this Form 10-Q for more information regarding our liquidity and how we manage liquidity risk.

Item 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on pages 22 - 23 of our 2009 Form 10-K.

In Woodard vs. Raymond James Financial, Inc., et al., an amended complaint was filed in November, 2009 naming as additional defendants the President and a Senior Credit Risk Executive of RJ Bank. We filed a motion to dismiss this amended complaint in January, 2010.

In connection with Auction Rate Securities (“ARS”), we announced in April, 2008 that customers held approximately $1.9 billion of ARS, which as of December 31, 2009, had declined to approximately $777 million due to the redemption and refinancing of such securities by the issuers of the ARS. Additional information regarding ARS can be found at http://www.raymondjames.com/auction_rate_preferred.htm. In Defer LP vs. Raymond James Financial, Inc., et al., we filed a motion to dismiss the first amended complaint in December, 2009. The information on our Internet site is not incorporated by reference.

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of our management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Item 1A. RISK FACTORS

See Item 1A: Risk Factors, on pages 15 - 22 of our 2009 Form 10-K for a discussion of risk factors that impact our operations and financial results.  There have been no material changes in the risk factors as discussed therein.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on our purchases of our own stock, on a monthly basis during the quarter ended December 31, 2009:

	Number of	Average
Period	Shares Purchased (1)	Price Per Share

October 1, 2009 – October 31, 2009	1,207	$ 25.29
November 1, 2009 – November 30, 2009	135,940	24.20
December 1, 2009 – December 31, 2009	170	24.29
Total	137,317	$ 24.21

(1)
We do not have a formal stock repurchase plan. Since May 2004, our Board of Directors has authorized $150 million for repurchases at the discretion of our Board’s Share Repurchase Committee. As a result, 3,867,344 shares have been repurchased for a total of $87.9 million, leaving $62.1 million available to repurchase shares. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. Accordingly, we purchased no shares in open market transactions during the quarter ended December 31, 2009. During the quarter ended December 31, 2009, 135,223 shares were purchased for the trust fund that was established and funded to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 19 page 120 of our 2009 Form 10-K for more information on this trust fund). We received 2,094 shares that were surrendered by employees as payment for option exercises during the quarter ended December 31, 2009.

We expect to continue paying cash dividends. However, the payment and rate of dividends on our common stock is subject to several factors including operating results, our financial requirements, and the availability of funds from our subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the IIROC; and RJ Bank, which may be subject to restrictions by federal banking agencies. Such restrictions have never become applicable with respect to our dividend payments. (See Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for more information on the capital restrictions placed on RJ Bank and our broker-dealer subsidiaries).

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.15	Agreement dated December 23, 2009, between Raymond James Financial, Inc. and Thomas A. James regarding service as Chairman of the Board after his retirement as Chief Executive Officer, filed herewith.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 8, 2010	/s/ Thomas A. James
Thomas A. James
Chairman and Chief
Executive Officer

/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
and Chief Financial
Officer