Form 10-Q
period 2010-03-31
RAYMOND JAMES FINANCIAL INC
filed 2010-05-07
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2010

or

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

124,050,270 shares of Common Stock as of May 3, 2010

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter Ended March 31, 2010

	INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Financial Condition as of March 31, 2010 and September 30, 2009 (unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended March 31, 2010 and March 31, 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flow for the six months ended March 31, 2010 and March 31, 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71

Item 4.	Controls and Procedures	78

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	78

Item 1A.	Risk Factors	79

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79

Item 3.	Defaults Upon Senior Securities	80

Item 5.	Other Information	80

Item 6.	Exhibits	80

	Signatures	81

PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	September 30,
	2010	2009
	($ in 000’s)
Assets
Cash and Cash Equivalents	$ 928,986	$ 2,306,085
Assets Segregated Pursuant to Regulations and Other Segregated Assets	2,253,594	2,310,261
Securities Purchased under Agreements to Resell and Other Collateralized Financings	379,538	2,306,186
Financial Instruments, at Fair Value:
Trading Instruments	700,578	431,445
Available for Sale Securities	455,775	509,073
Private Equity and Other Investments	313,166	291,389
Receivables:
Brokerage Clients, Net	1,608,940	1,463,136
Stock Borrowed	747,718	416,964
Bank Loans, Net	6,236,923	6,593,973
Brokers-Dealers and Clearing Organizations	75,892	38,610
Other	456,154	540,035
Deposits with Clearing Organizations	79,547	83,799
Prepaid Expenses and Other Assets	337,354	260,427
Investments in Real Estate Partnerships - Held by Variable Interest Entities	274,948	270,139
Property and Equipment, Net	181,301	186,232
Deferred Income Taxes, Net	184,161	156,399
Goodwill	62,575	62,575

Total Assets	$ 15,277,150	$ 18,226,728

Liabilities and Equity
Trading Instruments Sold but Not Yet Purchased, at Fair Value	$ 131,778	$ 93,376
Securities Sold Under Agreements to Repurchase	73,650	102,758
Payables:
Brokerage Clients	3,265,692	3,789,870
Stock Loaned	1,343,139	490,240
Bank Deposits	6,731,459	9,423,387
Brokers-Dealers and Clearing Organizations	226,341	157,032
Trade and Other	339,910	177,769
Other Borrowings	50,070	980,000
Accrued Compensation, Commissions and Benefits	278,849	330,879
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	82,925	89,244
Corporate Debt	357,521	359,034

Total Liabilities	12,881,334	15,993,589

Commitments and Contingencies (See Note 12)

Equity
Preferred Stock; $.10 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized 350,000,000 Shares; Issued 128,095,818 at March 31, 2010 and 127,039,672 at September 30, 2009	1,230	1,227
Shares Exchangeable into Common Stock; 247,793 at March 31, 2010 and 249,168 at September 30, 2009	3,180	3,198
Additional Paid-In Capital	452,451	416,662
Retained Earnings	1,807,726	1,737,591
Treasury Stock, at Cost, 4,142,746 Common Shares at March 31, 2010 and 3,975,136 Common Shares at September 30, 2009	(88,706)	(84,412)
Accumulated Other Comprehensive Income	(16,014)	(41,803)
Total Equity Attributable to Raymond James Financial, Inc.	2,159,867	2,032,463
Noncontrolling Interests	235,949	200,676
Total Equity	2,395,816	2,233,139

Total Liabilities and Equity	$ 15,277,150	$ 18,226,728

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(in 000’s, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Revenues:
Securities Commissions and Fees	$ 479,302	$ 369,705	$ 948,453	$ 787,930
Investment Banking	44,839	18,001	70,557	38,734
Investment Advisory Fees	42,218	34,290	86,193	78,725
Interest	93,275	108,073	184,647	251,685
Net Trading Profits	10,170	12,766	21,807	21,941
Financial Service Fees	39,286	30,805	76,068	63,940
Other	40,897	18,100	64,931	44,618
Total Revenues	749,987	591,740	1,452,656	1,287,573

Interest Expense	15,548	6,744	31,250	38,635
Net Revenues	734,439	584,996	1,421,406	1,248,938

Non-Interest Expenses:
Compensation, Commissions and Benefits	497,419	391,902	968,498	811,156
Communications and Information Processing	32,445	29,956	60,519	65,179
Occupancy and Equipment Costs	25,892	24,945	52,607	51,380
Clearance and Floor Brokerage	8,828	7,464	17,330	16,052
Business Development	20,614	18,817	40,495	43,541
Investment Advisory Fees	9,409	7,222	18,512	16,944
Bank Loan Loss Provision	19,937	74,979	42,772	99,849
Other	25,687	23,485	59,352	41,954
Total Non-Interest Expenses	640,231	578,770	1,260,085	1,146,055

Income Including Noncontrolling Interests and Before Provision for Income Taxes	94,208	6,226	161,321	102,883

Provision for Income Taxes	34,028	6,825	60,513	47,396

Net Income (Loss) Including Noncontrolling Interests	60,180	(599)	100,808	55,487
Net Income (Loss) Attributable to Noncontrolling Interests	4,552	(6,692)	2,277	(11,699)
Net Income Attributable to Raymond James Financial, Inc.	$ 55,628	$ 6,093	$ 98,531	$ 67,186

Net Income per Common Share-Basic	$ 0.45	$ 0.05	$ 0.79	$ 0.55
Net Income per Common Share-Diluted	$ 0.45	$ 0.05	$ 0.79	$ 0.55
Weighted Average Common Shares Outstanding-Basic	119,288	117,134	118,981	116,685
Weighted Average Common and Common Equivalent Shares Outstanding-Diluted	119,580	117,187	119,234	116,812

Net Income Attributable to Raymond James Financial, Inc.	$ 55,628	$ 6,093	$ 98,531	$ 67,186
Other Comprehensive Income, Net of Tax:
Change in Unrealized Loss on Available for Sale Securities and Non-Credit Portion of Other-Than-Temporary Impairment Losses	5,071	16,732	18,294	(36,555)
Change in Currency Translations	4,522	(4,598)	7,495	(24,408)
Total Comprehensive Income	$ 65,221	$ 18,227	$ 124,320	$ 6,223

Other-Than-Temporary Impairment:
Total Other-than-Temporary Impairment Losses	$ (1,858)	$ (10,954)	$ (17,378)	$ (11,525)
Portion of Losses recognized in Other Comprehensive Income (Before Taxes)	(581)	4,789	11,940	4,789
Net Impairment Losses Recognized in Other Revenue	$ (2,439)	$ (6,165)	$ (5,438)	$ (6,736)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued on next page)

	Six Months Ended
	March 31, 2010	March 31, 2009
Cash Flows From Operating Activities:
Net Income Attributable to Raymond James Financial, Inc.	$ 98,531	$ 67,186
Net Income (Loss) Attributable to Noncontrolling Interests	2,277	(11,699)
Net Income Including Noncontrolling Interests	100,808	55,487
Adjustments to Reconcile Net Income Including Noncontrolling Interests
to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	23,898	16,566
Deferred Income Taxes	(38,322)	(13,509)
Premium and Discount Amortization on Available for Sale Securities and Unrealized/Realized Gain on Other Investments	(12,511)	(509)
Other-than-Temporary Impairment on Available for Sale Securities	5,438	6,736
Impairment of and Loss on Sale of Property and Equipment	33	7,269
Gain on Sale of Securitizations and Loans Held for Sale	(847)	(158)
Provision for Loan Loss, Legal Proceedings, Bad Debts and Other Accruals	59,543	109,218
Stock-Based Compensation Expense	24,181	12,358
(Gain) Loss on Company-Owned Life Insurance	(9,176)	14,979

(Increase) Decrease in Operating Assets:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	56,667	(764,981)
Receivables:
Brokerage Clients, Net	(145,441)	584,491
Stock Borrowed	(330,754)	177,246
Brokers-Dealers and Clearing Organizations	(37,282)	152,707
Other	79,617	(77,832)
Securities Purchased Under Agreements to Resell and Other Collateralized Financings, Net of Securities Sold Under Agreements to Repurchase	(102,460)	(129,536)
Trading Instruments, Net	(117,682)	(52,156)
Proceeds from Sale of Securitizations and Loans Held for Sale	258,084	12,632
Purchase and Origination of Loans Held for Sale	(166,140)	(14,282)
Excess Tax Benefits from Stock-Based Payment Arrangements	564	(2,874)
Prepaid Expenses and Other Assets	(36,142)	102,508

Increase (Decrease) in Operating Liabilities:
Payables:
Brokerage Clients	(524,178)	423,977
Stock Loaned	852,899	(177,142)
Brokers-Dealers and Clearing Organizations	69,309	(164,730)
Trade and Other	(12,704)	3,514
Accrued Compensation, Commissions and Benefits	(51,067)	(108,412)

Net Cash (Used in) Provided by Operating Activities	(53,665)	173,567

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued)

	Six Months Ended
	March 31, 2010	March 31, 2009

Cash Flows from Investing Activities:
Additions to Property and Equipment, Net	(13,244)	(23,110)
Decrease (Increase) in Loans, Net	247,292	(572,710)
Purchases of Private Equity and Other Investments, Net	(2,099)	2,123
Investments in Company-Owned Life Insurance	(12,207)	(10,355)
Investments in Real Estate Partnerships-Held by Variable Interest Entities	(4,809)	(28,358)
Repayments of Loans by Investor Members of Variable Interest Entities Related to Investments in Real Estate Partnerships	493	1,391
Decrease (Increase) in Securities Purchased Under Agreements to Resell, Net	2,000,000	(45,000)
Purchases of Available for Sale Securities	-	(82,516)
Available for Sale Securities Maturations and Repayments	76,810	57,385

Net Cash Provided by (Used in) Investing Activities	2,292,236	(701,150)

Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, Net	70	-
Repayments of Borrowings, Net	(931,516)	(1,981,667)
Proceeds from Borrowed Funds Related to Company-Owned Life Insurance	-	38,120
Proceeds from Borrowed Funds Related to Investments by Variable Interest Entities in Real Estate Partnerships	2,193	2,539
Repayments of Borrowed Funds Related to Investments by Variable Interest Entities in Real Estate Partnerships	(8,512)	(9,131)
Proceeds from Capital Contributed to Variable Interest Entities Related to Investments in Real Estate Partnerships	34,382	13,411
Exercise of Stock Options and Employee Stock Purchases	10,263	20,925
Decrease in Bank Deposits	(2,691,928)	(405,365)
Purchase of Treasury Stock	(3,362)	(6,571)
Dividends on Common Stock	(28,397)	(26,878)
Excess Tax Benefits from Stock-Based Payment Arrangements	(564)	2,874

Net Cash Used in Financing Activities	(3,617,371)	(2,351,743)

Currency Adjustment:
Effect of Exchange Rate Changes on Cash	1,701	(4,758)
Net Decrease in Cash and Cash Equivalents	(1,377,099)	(2,884,084)
Cash Reduced by Deconsolidation of Certain Internally Sponsored Private Equity Limited Partnerships	-	(6,217)
Cash and Cash Equivalents at Beginning of Year	2,306,085	3,207,493

Cash and Cash Equivalents at End of Period	$ 928,986	$ 317,192

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$ 27,860	$ 40,193
Cash Paid for Income Taxes	$ 110,258	$ 82,810
Loans Charged-off, Net	$ 44,686	$ 46,661

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

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

Reclassifications and Update of Significant Accounting Policies

Prior to October 1, 2009, we reported minority interest within mezzanine equity on our consolidated statements of financial condition and in minority interest in earnings of subsidiaries in our computation of net income. Effective October 1, 2009, we implemented new Financial Accounting Standards Board (“FASB”) guidance under which we now present noncontrolling interests within shareholders’ equity, separately from our equity. We have reclassified certain amounts previously reported in prior quarterly and year-to-date financial statements to retrospectively reflect noncontrolling interest within shareholders’ equity and to allocate net income (loss) between noncontrolling and our own interests.

Effective October 1, 2009 we implemented new FASB guidance regarding the computation of earnings per share which impacted the prior year computations. See Note 17 of these Notes to Condensed Consolidated Financial Statements for discussion of the change in method and its impact on prior quarterly and year-to-date periods.

On our Condensed Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended March 31, 2009, we have reclassified $4.7 million, in both respective periods, of expense arising from our waiver of certain money market account investment advisory fees. This expense had been previously included as a component of Other Expense and has been reclassified to Investment Advisory Fees, resulting in a reduction of total revenues.

Certain other prior period amounts have been reclassified to conform to the current presentation.

A summary of our significant accounting policies is included in Note 1 on pages 77 – 88 of our 2009 Form 10-K. New FASB guidance related to the valuation of Private Equity Investments and the application of certain pronouncements applicable to nonfinancial assets and liabilities that are not measured at fair value on a recurring basis are discussed in Note 3 of these Notes to Condensed Consolidated Financial Statements. These two changes, together with the changes in minority interests and earnings per share discussed previously, are the only changes in significant accounting policies implemented since the year ended September 30, 2009.

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

The following are financial instruments that are cash and cash equivalents or other investment balances which are readily convertible into cash as of March 31, 2010 and September 30, 2009:

	March 31,	September 30,
	2010	2009
	(in 000's)
Cash and Cash Equivalents:
Cash in banks	$ 910,241	$ 1,085,202
U. S. Treasury securities(1)	240	1,206,914
Money market investments	18,505	13,969
Total cash and cash equivalents	928,986	2,306,085

Cash and securities segregated pursuant to federal regulations and other segregated assets (2)	2,253,594	2,310,261
Deposits with clearing organizations(3)	79,547	83,799
	$ 3,262,127	$ 4,700,145

(1)
Consists of U.S. Treasury Securities with maturities of 90 days or less. The balance at September 30, 2009 included $1.2 billion in U.S. Treasury Securities purchased as part of the transactions associated with the point-in-time regulatory balance sheet composition requirements of Raymond James Bank, FSB (“RJ Bank”). See Note 21 on page 127 of our 2009 Form 10-K for discussion of the September 30, 2009 point-in-time test.

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

There have been no material changes to our valuation models since our year ended September 30, 2009.

Effective October 1, 2009 we adopted new FASB accounting guidance regarding the method of determination of the fair value of certain of our investments within our Private Equity Investments. The application of the new accounting valuation guidance during the first quarter of fiscal year 2010 did not result in a significant change in the fair value determinations of our Private Equity Investments.

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

Effective January 1, 2010, we adopted new FASB accounting guidance which mandates the following disclosures that we had not previously included amongst our fair value disclosures: 1) the amount of significant transfers between levels 1 and 2 of the fair value hierarchy and the reasons for any such transfers. 2) The reason for any significant transfers into and out of Level 3.  3)  Our policy for determining when transfers between levels within the fair value hierarchy are recognized.  The additional disclosures required by this new pronouncement are included herein.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and September 30, 2009 are presented below:

March 31, 2010 (in 000’s)	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(2)	Balance as of March 31, 2010

Assets:
Trading Instruments:
Municipal and Provincial Obligations	$ 91	$ 145,542	$ 5,581	$ -	$ 151,214
Corporate Obligations	10,347	37,541	-	-	47,888
Government and Agency Obligations	6,695	56,309	-	-	63,004
Agency Mortgage Backed Securities (“MBS”) and Collateralized Mortgage Obligations (“CMOs”)	478	234,111	-	-	234,589
Non-Agency CMOs and Asset Backed Securities (“ABS”)	-	5,405	6,145	-	11,550
Total Debt Securities	17,611	478,908	11,726	-	508,245
Derivative Contracts	-	77,756	13	(52,745)	25,024
Equity Securities	163,264	691	-	-	163,955
Other Securities	30	1,750	1,574	-	3,354
Total Trading Instruments	180,905	559,105	13,313	(52,745)	700,578

Available for Sale Securities:
Agency MBS and CMOs	-	227,314	-	-	227,314
Non-Agency CMOs	-	221,820	1,623	-	223,443
Other Securities	9	5,009	-	-	5,018
Total Available for Sale Securities	9	454,143	1,623	-	455,775

Private Equity and Other Investments:
Private Equity Investments	-	-	157,797(3)	-	157,797
Other Investments	149,522	5,625	222	-	155,369
Total Private Equity and Other Investments	149,522	5,625	158,019	-	313,166

Other Assets	-	68	-	-	68
Total	$ 330,436	$ 1,018,941	$ 172,955	$ (52,745)	$ 1,469,587

Liabilities:
Trading Instruments Sold but Not Yet Purchased:
Municipal and Provincial Obligations	$ -	$ 794	$ -	$ -	$ 794
Corporate Obligations	9	414	-	-	423
Government Obligations	113,833	-	-	-	113,833
Agency MBS and CMOs	37	-	-	-	37
Total Debt Securities	113,879	1,208	-	-	115,087
Derivative Contracts	-	56,007	38	(51,250)	4,795
Equity Securities	11,881	15	-	-	11,896
Total Trading Instruments Sold but Not Yet Purchased	125,760	57,230	38	(51,250)	131,778

Other Liabilities	-	8	46	-	54
Total	$ 125,760	$ 57,238	$ 84	$ (51,250)	$ 131,832

(1)
We had no significant transfers of financial instruments between Level 1 and Level 2 during the period ended March 31, 2010.  Our policy is to use the end of each respective quarterly reporting period to determine when transfers of financial instruments between levels are recognized.

(2)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)
Includes $87 million in private equity investments of which the weighted average portion we own is approximately 20%.  The portion of this investment we do not own becomes a component of Noncontrolling Interests on our Condensed Consolidated Statements of Financial Condition, and amounted to $70 million of that total as of March 31, 2010.

September 30, 2009 (in 000’s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Balance as of September 30,2009

Assets:
Trading Instruments:
Municipal and Provincial Obligations	$ 21	$ 129,897	$ 5,316	$ -	$ 135,234
Corporate Obligations	4,369	16,317	-	-	20,686
Government and Agency Obligations	39,365	7,660	-	-	47,025
Agency MBS and CMOs	10	95,336	-	-	95,346
Non-Agency CMOs and ABS	-	37,852	10,915	-	48,767
Total Debt Securities	43,765	287,062	16,231	-	347,058
Derivative Contracts	-	104,956	222	(74,255)	30,923
Equity Securities	49,006	1,337	-	-	50,343
Other Securities	37	2,165	919	-	3,121
Total Trading Instruments	92,808	395,520	17,372	(74,255)	431,445

Available for Sale Securities:
Agency MBS and CMOs	-	272,892	-	-	272,892
Non-Agency CMOs	-	228,567	2,596	-	231,163
Other Securities	8	5,010	-	-	5,018
Total Available for Sale Securities	8	506,469	2,596	-	509,073

Private Equity and Other Investments:
Private Equity Investments	-	-	142,671(2)	-	142,671
Other Investments	143,545	4,946	227	-	148,718
Total Private Equity and Other Investments	143,545	4,946	142,898	-	291,389

Other Assets	-	322	-	-	322
Total	$ 236,361	$ 907,257	$ 162,866	$ (74,255)	$ 1,232,229

Liabilities:
Trading Instruments Sold but Not Yet Purchased:
Municipal and Provincial Obligations	$ -	$ 241	$ -	$ -	$ 241
Corporate Obligations	-	478	-	-	478
Government Obligations	55,327	-	-	-	55,327
Agency MBS and CMOs	302	360	-	-	662
Total Debt Securities	55,629	1,079	-	-	56,708
Derivative Contracts	-	85,375	-	(81,518)	3,857
Equity Securities	29,367	3,353	-	-	32,720
Other Securities	-	91	-	-	91
Total Trading Instruments Sold but Not Yet Purchased	84,996	89,898	-	(81,518)	93,376

Other Liabilities	-	6	59	-	65
Total	$ 84,996	$ 89,904	$ 59	$ (81,518)	$ 93,441

(1)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

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

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended March 31, 2010 and 2009:

		Level 3 Financial Assets at Fair Value
Three Months Ended March 31, 2010 (in 000’s)	Fair Value, December 31,2009	Total Realized /Unrealized Gains/(Losses)Included in Earnings	Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements,Net	Transfers Into Level 3	Transfers Out of Level 3	Fair Value, March 31,2010	Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at March 31,2010

Assets:
Trading Instruments:
Municipal and Provincial Obligations	$ 5,323	$ 258	$ -	$ -	$ -	$ -	$ 5,581	$ 258
Non-Agency CMOs and ABS	9,176	(156)	-	(2,875)	-	-	6,145	414
Derivative Contracts	-	13	-	-	-	-	13	13
Other Securities	1,460	110	-	4	-	-	1,574	110

Available for Sale Securities:
Non-Agency CMOs	2,621	(1,772)	858	(84)	-	-	1,623	(1,772)

Private Equity and Other Investments
Private Equity Investments	144,967	12,376(1)	-	454	-	-	157,797	12,376
Other Investments	223	(1)	-	-	-	-	222	(1)

Liabilities:
Derivative Contracts	$ (117)	$ 79	$ -	$ -	$ -	$ -	$ (38)	$ 79
Other Liabilities	(46)	-	-	-	-	-	(46)	-

(1)
Primarily results from the write-up of a private equity investment. Since we only own a portion of these investments, only $1.8 million of the gain is included in net income attributable to RJF (after noncontrolling interests).

								Change in
								Unrealized
		Level 3 Financial Assets at Fair Value						Gains/
			Total					(Losses)
			Unrealized					Related to
		Total Realized	Gains/(Losses)	Purchases,				Financial
		/Unrealized	Included in	Issuances,				Instruments
	Fair Value,	Gains/(Losses)	Other	and	Transfers	Transfers	Fair Value,	Held at
Six Months Ended	September 30,	Included in	Comprehensive	Settlements,	Into	Out of	March 31,	March 31,
March 31, 2010 (in 000’s)	2009	Earnings	Income	Net	Level 3	Level 3	2010	2010

Assets:
Trading Instruments:
Municipal and Provincial Obligations	$ 5,316	$ 265	$ -	$ -	$ -	$ -	$ 5,581	$ 265
Non-Agency CMOs and ABS	10,915	(496)	-	(4,274)	-	-	6,145	(12)
Derivative Contracts	222	(209)	-	-	-	-	13	(75)
Other Securities	919	634	-	21	-	-	1,574	633

Available for Sale Securities:
Non-Agency CMOs	2,596	(2,324)	1,569	(218)	-	-	1,623	(2,324)

Private Equity and Other Investments:
Private Equity Investments	142,671	12,073(1)	-	3,053	-	-	157,797	12,073
Other Investments	227	(5)	-	-	-	-	222	(5)

Liabilities:
Derivative Contracts	$ -	$ (38)	$ -	$ -	$ -	$ -	$ (38)	$ (38)
Other Liabilities	(59)	13	-	-	-	-	(46)	(7)

(1)
Primarily results from the write-up of a private equity investment. Since we only own a portion of these investments, only $1.8 million of the gain is included in net income attributable to RJF (after noncontrolling interests).

							Change in
							Unrealized
	Level 3 Financial Assets at Fair Value						Gains/
			Total				(Losses)
			Unrealized				Related to
		Total Realized	Gains/(Losses)	Purchases,			Financial
		/Unrealized	Included in	Issuances,	Transfers		Instruments
	Fair Value,	Gains/(Losses)	Other	and	In and/	Fair Value,	Held at
Three Months Ended	December 31,	Included in	Comprehensive	Settlements,	or Out of	March 31,	March 31,
March 31, 2009 (in 000’s)	2008	Earnings	Income	Net	Level 3	2009	2009

Assets:
Trading Instruments:
Municipal and Provincial Obligations	$ 8,028	$ (66)	$ -	$ -	$ -	$ 7,962	$ (66)
Corporate Obligations	1,114	-	-	(1,114)	3,834(1)	3,834	-
Non-Agency CMOs and ABS	17,446	(1,617)	-	(345)	-	15,484	(1,863)

Available for Sale Securities:
Non-Agency CMOs	7,434	(5,396)	3,304	(19)	-	5,323	(5,396)

Private Equity and Other Investments:
Investments:
Private Equity Investments	157,176	(45)	-	(26,229)(2)	-	130,902	-
Other Investments	714	99	-	(592)	-	221	-

Liabilities:
Other Liabilities	$ (267)	$ 14	$ -	$ -	$ -	$ (253)	$ (20)

(1)
The level classification transfer of a corporate obligation was driven by changes in the price transparency for the security.  This classification transfer occurred as of the end of the reporting period.

(2)
Excluding the impact of the deconsolidation during the three months ended March 31, 2009 of certain internally sponsored private equity limited partnerships, the purchases of private equity investments net of any distributions received was $2.3 million for the period presented.

							Change in
							Unrealized
	Level 3 Financial Assets at Fair Value						Gains/
			Total				(Losses)
			Unrealized				Related to
		Total Realized	Gains/(Losses)	Purchases,			Financial
		/Unrealized	Included in	Issuances,	Transfers		Instruments
	Fair Value,	Gains/(Losses)	Other	and	In and/	Fair Value,	Held at
Six Months Ended	September 30,	Included in	Comprehensive	Settlements,	or Out of	March 31,	March 31,
March 31, 2009 (in 000’s)	2008	Earnings	Income	Net	Level 3	2009	2009

Assets:
Trading Instruments:
Municipal and Provincial Obligations	$ 7,107	$ (416)	$ -	$ 1,271	$ -	$ 7,962	$ (416)
Corporate Obligations	-	(138)	-	138	3,834(1)	3,834	(138)
Non-Agency CMOs and ABS	20,220	(2,613)	-	(2,123)	-	15,484	(2,996)

Available for Sale Securities:
Non-Agency CMOs	8,710	(5,967)	2,656	(76)	-	5,323	(5,967)

Private Equity and Other Investments:
Private Equity Investments	153,282	(375)	-	(22,005)(2)	-	130,902	(247)
Other Investments	844	132	-	(755)	-	221	(130)

Liabilities:
Other Liabilities	$ (178)	$ (75)	$ -	$ -	$ -	$ (253)	$ (109)

(1)
The level classification transfer of a corporate obligation was driven by changes in the price transparency for the security.  This classification transfer occurred as of the end of the reporting period.

(2)
Excluding the impact of the deconsolidation during the three months ended March 31, 2009 of certain internally sponsored private equity limited partnerships, the purchases of private equity investments net of any distributions received was $6.5 million for the period presented.

As of March 31, 2010, 9.6% of our assets and 1.0% of our liabilities are instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2010 represent 11.8% of our assets measured at fair value.  As of March 31, 2009, 5.8% and 0.5% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2009 represented 15.6% of our assets measured at fair value.

Gains and losses (realized and unrealized) included in net income for the three and six months ended March 31, 2010 and 2009 are reported in net trading profits and other revenues in our Condensed Consolidated Statements of Income as follows:

For the Three Months Ended March 31, 2010 (in 000’s)	Net Trading Profits	Other Revenues

Total gains or (losses) included in earnings	$ 211	$ 10,696
Change in unrealized gains or (losses) relating to assets still held at reporting date	$ 781	$ 10,696

For the Six Months Ended March 31, 2010 (in 000’s)	Net Trading Profits	Other Revenues

Total gains or (losses) included in earnings	$ 398	$ 9,516
Change in unrealized gains or (losses) relating to assets still held at reporting date	$ 881	$ 9,630

For the Three Months Ended March 31, 2009 (in 000’s)	Net Trading Profits	Other Revenues

Total losses included in earnings	$ (1,683)	$ (5,328)
Change in unrealized losses relating to assets still held at reporting date	$ (1,929)	$ (5,416)

For the Six Months Ended March 31, 2009 (in 000’s)	Net Trading Profits	Other Revenues

Total losses included in earnings	$ (3,167)	$ (6,285)
Change in unrealized losses relating to assets still held at reporting date	$ (3,550)	$ (6,453)

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

Effective October 1, 2009, we adopted new accounting guidance regarding the application of certain fair value accounting pronouncements applicable to nonfinancial assets (such as Other Real Estate Owned ) and nonfinancial liabilities that are not measured at fair value on a recurring basis.  Although goodwill is a nonfinancial asset measured on a nonrecurring basis, it is not included within the table below as the outcome of our most recent annual impairment test performed as of December 31, 2009 concluded that there was no impairment of goodwill. Accordingly, the table below provides information, by level within the fair value hierarchy, for both financial and nonfinancial assets measured at fair value on a nonrecurring basis during the six month period and held at March 31, 2010.

	Fair Value Measurements
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	March 31,
March 31, 2010 (in 000’s)	(Level 1)	(Level 2)	(Level 3)	2010

Assets at fair value on a nonrecurring basis:
Bank Loans, Net(1)	$ -	$ 6,690	$ 46,484	$ 53,174
Other Real Estate Owned (2)	-	21,821	-	21,821

(1)	Includes individual loans classified as held for sale, which were measured at a fair value lower than cost at March 31, 2010.

(2)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as other real estate owned. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

The following table presents financial instruments by level within the fair value hierarchy at September 30, 2009, for which a nonrecurring change in fair value was recorded.

Fair Value Measurements
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	September 30,
September 30, 2009 (in 000’s)	(Level 1)	(Level 2)	(Level 3)	2009

Assets at fair value on a nonrecurring basis:
Bank Loans, Net	$ -	$ -	$ 69,193	$ 69,193

The adjustment to fair value of the nonrecurring fair value measures for the six months ended March 31, 2010 resulted in $20.5 million in additional loan loss provision expense and charge-offs as well as $2.2 million in other losses during the six month period.

For a discussion of our accounting policies for impairment of loans held for investment, loans held for sale, and other real estate owned, see Note 1 on pages 83 - 85 of our 2009 Form 10-K.

Fair Value Option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of March 31, 2010, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

OTHER FAIR VALUE DISCLOSURES

Many, but not all of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.  Refer to Note 3 pages 92 - 93 of our 2009 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not otherwise recorded at fair value.

The carrying amounts and estimated fair values of our financial instruments that are not carried at fair value at March 31, 2010 and September 30, 2009, respectively, are as follows:

	March 31, 2010		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in 000’s)
Financial Assets:
Bank Loans, Net	$ 6,236,923	$ 6,242,507	$ 6,593,973	$ 6,597,496
Financial Liabilities:
Bank Deposits	6,731,459	6,737,462	9,423,387	9,428,892
Other Borrowings	50,070	51,860	980,000	982,741
Corporate Debt	357,521	400,728	359,034	398,108

NOTE 4 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:

	March 31, 2010		September 30, 2009
	Trading Instruments	Instruments Sold but Not Yet Purchased	Trading Instruments	Instruments Sold but Not Yet Purchased
	(in 000's)

Provincial and Municipal Obligations	$ 151,214	$ 794	$ 135,234	$ 241
Corporate Obligations	47,888	423	20,686	478
Government and Agency Obligations	63,004	113,833	47,025	55,327
Agency MBS and CMOs	234,589	37	95,346	662
Non-Agency CMOs and ABS	11,550	-	48,767	-
Total Debt Securities	508,245	115,087	347,058	56,708

Derivative Contracts	25,024	4,795	30,923	3,857
Equity Securities	163,955	11,896	50,343	32,721
Other Securities	3,354	-	3,121	90
Total	$ 700,578	$ 131,778	$ 431,445	$ 93,376

Auction rate securities totaling $6 million and $5.8 million at March 31, 2010 and September 30, 2009, respectively, are predominately included within Provincial and Municipal Obligations presented in the table above. There were no auction rate securities in Trading Instruments Sold but Not Yet Purchased as of either March 31, 2010 or September 30, 2009.

See Note 3 of these Notes to Condensed Consolidated Financial Statements for additional information regarding the fair value of Trading Instruments and Trading Instruments Sold but Not Yet Purchased.

NOTE 5 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of CMOs and other mortgage-related debt securities owned by RJ Bank, and certain equity securities owned by our non-broker-dealer subsidiaries. There were no proceeds from the sale of available for sale securities for either of the six month periods ended March 31, 2010 or 2009.

The amortized cost and fair values of securities available for sale at March 31, 2010 and September 30, 2009 are as follows:

	March 31, 2010
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in 000's)

Available for Sale Securities:
Agency MBS and CMOs	$ 227,650	$ 449	$ (785)	$ 227,314
Non-Agency CMOs(1)	292,014	-	(68,571)	223,443
Other Securities	5,000	9	-	5,009

Total RJ Bank Available for Sale Securities	524,664	458	(69,356)	455,766

Other Securities	3	6	-	9

Total Available for Sale Securities	$ 524,667	$ 464	$ (69,356)	$ 455,775
(1)	As of March 31, 2010, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in Accumulated Other Comprehensive Income (“AOCI”) was $32.4 million (before taxes).

	September 30, 2009
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in 000's)

Available for Sale Securities:
Agency MBS and CMOs	$ 275,995	$ 213	$ (3,316)	$ 272,892
Non-Agency CMOs(1)	325,823	-	(94,660)	231,163
Other Securities	5,000	10	-	5,010

Total RJ Bank Available for Sale Securities	606,818	223	(97,976)	509,065

Other Securities	3	5	-	8

Total Available for Sale Securities	$ 606,821	$ 228	$ (97,976)	$ 509,073
(1)	As of September 30, 2009, the non-credit portion of OTTI recorded in AOCI was $20.5 million (before taxes).

See Note 3 of these Notes to Condensed Consolidated Financial Statements for additional information regarding the fair value of Available for Sale Securities.

Since RJ Bank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The contractual maturities, carrying values, and current yields for RJ Bank's available for sale securities at March 31, 2010 are as follows:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
	($ in 000’s)

Agency MBS & CMOs	$ -	-	$ 2,596	0.76%	$ 92,082	0.78%	$ 132,636	0.82%	$ 227,314	0.80%
Non-Agency CMOs	-	-	-	-	-	-	223,443	5.53%	223,443	5.53%
Other Securities	5,009	0.33%	-	-	-	-	-	-	5,009	0.33%
	$ 5,009		$ 2,596		$ 92,082		$ 356,079		$ 455,766

Impaired Securities

For a further discussion of our Available for Sale Securities’ accounting policies, including the fair value determination processes, see Note 1 pages 80 - 81 in our 2009 Form 10-K.

RJ Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and September 30, 2009 are as follows:

March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in 000’s)

Agency MBS and CMOs	$ 3,833	$ (6)	$ 169,495	$ (779)	$ 173,328	$ (785)

Non-Agency CMOs	-	-	223,443	(68,571)	223,443	(68,571)

Total Impaired Securities	$ 3,833	$ (6)	$ 392,938	$ (69,350)	$ 396,771	$ (69,356)

September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in 000’s)

Agency MBS and CMOs	$ 85,500	$ (873)	$ 167,952	$ (2,443)	$ 253,452	$ (3,316)

Non-Agency CMOs	-	-	231,163	(94,660)	231,163	(94,660)

Total Impaired Securities	$ 85,500	$ (873)	$ 399,115	$ (97,103)	$ 484,615	$ (97,976)

The reference point for determining when securities are in a loss position is the reporting period-end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), both of which were placed under the conservatorship of the U.S. Government on September 7, 2008, as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency mortgage-backed securities. At March 31, 2010, of the 68 U.S. government-sponsored enterprise mortgage-backed securities in a continuous unrealized loss position, nine were in a continuous unrealized loss position for less than 12 months and 59 for 12 months or more. The unrealized losses at March 31, 2010 were primarily due to the continued illiquidity and uncertainty in the markets. We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-Agency CMOs

As of March 31, 2010 and including subsequent ratings changes, $17.1 million of the non-agency CMOs were rated AAA by two rating agencies, and $206.3 million were rated less than AAA by at least one rating agency. At March 31, 2010, all of the 27 non-agency CMOs were in a continuous unrealized loss position for 12 months or more. All of the non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as loan to value (“LTV”) ratio, credit scores, property type, location, and level of credit enhancement. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, projected losses, and coverage are reviewed monthly by management. Only those non-agency CMOs whose entire amortized cost basis we do not expect to recover are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the valuation of non-agency CMOs as of March 31, 2010 are as follows:

	March 31, 2010
	Range	Weighted Average(1)

Default Rate	1.7% - 31.5%	13.5%
Loss Severity	6.3% - 48.0%	33.8%
Prepayment Rate	10.6% - 39.2%	18.4%

(1)	Represents the expected activity for the next twelve months.

Although there is no intent to sell our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within this portfolio, and therefore, we recorded $2.4 million of OTTI in other revenue and reversed $581,000 from AOCI for the three months ended March 31, 2010. We recorded $5.4 million of OTTI in other revenue and recorded $11.9 million in AOCI for the six months ended March 31, 2010.

For certain securities which were identified as other-than-temporarily impaired during the three months ended March 31, 2009, we recorded $6.2 million of OTTI in other revenue and $4.8 million in AOCI. For the six months ended March 31, 2009, we recorded $6.7 million of OTTI in other revenue and $4.8 million in AOCI.

Changes in the amount related to credit losses recognized in earnings on available for sale securities are as follows:

	Three Months Ended		Six Months Ended
	March 31,2010	March 31,2009	March 31,2010	March 31,2009
	(in 000’s)
Amount related to credit losses on securities we held
at the beginning of the period	$ 17,430	$ 5,440	$ 17,762	$ 4,869
Additions to the amount related to credit loss for
which an OTTI was not previously recognized	184	5,376	1,789	5,376
Additional increases to the amount related to credit loss for
which an OTTI was previously recognized	2,255	789	3,649	1,360
Decreases to the amount related to credit losses for
worthless securities	-	-	(3,331)	-
Amount related to credit losses on securities we held
at the end of the period	$ 19,869	$ 11,605	$ 19,869	$ 11,605

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

The following table presents the balance and associated percentage of each major loan category in RJ Bank's portfolio, including loans receivable and loans held for sale as of March 31, 2010 and September 30, 2009:

	March 31, 2010		September 30, 2009
	Balance	%	Balance	%
	($ in 000’s)

Commercial Loans	$ 752,319	12%	$ 851,657	13%
Real Estate Construction Loans	81,403	1%	163,951	3%
Commercial Real Estate Loans (1)	3,320,199	52%	3,343,989	49%
Residential Mortgage Loans	2,244,362	35%	2,398,822	35%
Consumer Loans	25,334	-	22,816	-

Total Loans	6,423,617	100%	6,781,235	100%

Net Unearned Income and Deferred Expenses (2)	(38,336)		(36,990)
Allowance for Loan Losses	(148,358)		(150,272)

	(186,694)		(187,262)

Loans, Net	$ 6,236,923		$ 6,593,973

(1)
Of this amount, $1.1 billion and $1.2 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of March 31, 2010 and September 30, 2009, respectively. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

(2)	Includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At March 31, 2010 and September 30, 2009, RJ Bank had $50 million and $950 million, respectively, in FHLB advances outstanding which were secured by a blanket lien on RJ Bank's residential mortgage loan portfolio. See Note 9 of these Notes to Condensed Consolidated Financial Statements for more information regarding the FHLB advances.

At March 31, 2010 and September 30, 2009, RJ Bank had $10.1 million and $40.5 million in loans held for sale, respectively. RJ Bank's gain from the sale of these loans held for sale was $240,000 and $158,000, which was recorded in Other Revenues on our Condensed Consolidated Statements of Income for the six months ended March 31, 2010 and 2009, respectively.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at March 31, 2010, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table:

	Due in
	1 Year or Less	1 Year – 5 Years	> 5 Years	Total
	(in 000’s)

Commercial Loans	$ 51,415	$ 650,198	$ 50,706	$ 752,319
Real Estate Construction Loans	8,435	72,968	-	81,403
Commercial Real Estate Loans(1)	511,748	2,579,506	228,945	3,320,199
Residential Mortgage Loans	771	12,207	2,231,384	2,244,362
Consumer Loans	25,038	271	25	25,334

Total Loans	$ 597,407	$ 3,315,150	$ 2,511,060	$ 6,423,617

(1)
Of this amount, $1.1 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of March 31, 2010. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

The following table shows the comparative data for nonperforming loans and assets:

	March 31, 2010	September 30, 2009
	($ in 000’s)
Nonaccrual Loans:
Corporate	$ 58,633	$ 73,961
Residential/Consumer(1)	75,762	55,097
Total	134,395	129,058

Accruing Loans Which are 90 Days Past Due:
Corporate	-	12,461
Residential/Consumer	6,819	16,863
Total	6,819	29,324

Total Nonperforming Loans	141,214	158,382

Real Estate Owned and Other Repossessed Assets, Net:
Corporate	16,687	4,646
Residential/Consumer	8,702	4,045
Total	25,389	8,691

Total Nonperforming Assets, Net	$ 166,603	$ 167,073
Total Nonperforming Assets as a % of Total Loans, Net and Other Real Estate
Owned, Net	2.66%	2.53%

(1)
Of the total residential/consumer nonaccrual loans, there are residential mortgage loans totaling $59.7 million and $43.8 million as of March 31, 2010 and September 30, 2009, respectively, for which a charge-off had previously been recorded.

As of March 31, 2010, RJ Bank did not have any commitments to lend to borrowers whose loans were classified as nonperforming.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $2.5 million and $5 million for the three and six month periods ended March 31, 2010. The interest income recognized on nonaccrual loans was $372,000 and $557,000 for the three and six month periods ended March 31, 2010.

The following table provides a summary of RJ Bank’s impaired loans, troubled debt restructurings included in these impaired loans, and commitments to lend additional funds as of March 31, 2010 and September 30, 2009:

	March 31, 2010		September 30, 2009
	Gross Recorded Investment	Allowance For Losses (1)	Gross Recorded Investment	Allowance For Losses (1)
	(in 000’s)
Impaired Loans with Allowance for Loan Losses:
Corporate	$ 55,198	$ 16,734	$ 68,549	$ 7,383
Residential/Consumer	5,070	1,700	2,879	1,507
Total	60,268	18,434	71,428	8,890

Impaired Loans without Allowance for Loan Losses: (2)
Corporate	$ 3,435	$ -	$ 5,411	$ -
Residential/Consumer	1,215	-	1,244	-
Total	4,650	-	6,655	-
Total Impaired Loans	$ 64,918	$ 18,434	$ 78,083	$ 8,890

Troubled Debt Restructurings:
Corporate	$ 6,900	$ 3,629	$ 3,479	$ 202
Residential/Consumer	3,913	711	1,325	186
Total	$ 10,813	$ 4,340	$ 4,804	$ 388

(1)	All recorded impaired loan balances have had reserves established based upon management’s analysis.

(2)	When the discounted cash flows, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.

As of March 31, 2010 and September 30, 2009, RJ Bank did not have any commitments to lend to borrowers whose existing loans were troubled debt restructurings.

The average balance of the impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
(in 000’s)

Average Impaired Loan Balance:
Corporate	$ 48,337	$ 52,274	$ 54,443	$ 44,364
Residential/Consumer	6,282	1,721	4,964	1,409
Total	$ 54,619	$ 53,995	$ 59,407	$ 45,773

Interest Income Recognized:
Corporate	$ -	$ -	$ -	$ -
Residential/Consumer	25	9	53	9
Total	$ 25	$ 9	$ 53	$ 9

Changes in the allowance for loan losses at RJ Bank were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	($ in 000’s)
Allowance for Loan Losses, Beginning of Period	$ 149,164	$ 106,140	$ 150,272	$ 88,155
Provision For Loan Losses	19,937	74,979	42,772	99,849
Charge-Offs:
Commercial Real Estate Loans	(13,055)	(34,152)	(29,656)	(37,294)
Residential Mortgage Loans	(8,253)	(5,934)	(17,784)	(9,677)
Consumer Loans	(49)	-	(49)	-
Total Charge-Offs	(21,357)	(40,086)	(47,489)	(46,971)
Recoveries:
Commercial Real Estate Loans	19	1	2,023	1
Residential Mortgage Loans	595	309	780	309
Total Recoveries	614	310	2,803	310
Net Charge-Offs	(20,743)	(39,776)	(44,686)	(46,661)
Allowance for Loan Losses, End of Period	$ 148,358	$ 141,343	$ 148,358	$ 141,343

Net Charge-Offs to Average Bank Loans, Net Outstanding (annualized)	1.27%	2.05%	1.35%	1.21%

The reserves for unfunded lending commitments, included in Trade and Other Payables on our Condensed Consolidated Statements of Financial Condition, were $10.3 million and $9.4 million at March 31, 2010 and September 30, 2009, respectively.

RJ Bank’s net interest income after provision for loan losses for the three months ended March 31, 2010 and 2009 was $47.2 million and $9 million, respectively.  RJ Bank’s net interest income after provision for loan losses for the six months ended March 31, 2010 and 2009 was $90 million and $78.6 million, respectively.

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

The following table presents information about the assets, liabilities, and equity of the VIEs which we consolidate and are included within our Condensed Consolidated Statements of Financial Condition. The Noncontrolling Interests presented in this table represent the portion of these net assets which are not ours:

	March 31, 2010	September 30, 2009
	(in 000's)
Assets:
Cash and Cash Equivalents	$ 15,486	$ 12,393
Receivables, Other	2,387	2,803
Investments in Real Estate Partnerships – Held by Variable Interest Entities	274,948	270,139
Trust Fund Investment in Raymond James Financial, Inc. Common Stock(1)	15,296	12,120
Prepaid Expenses and Other Assets	16,327	17,195

Total Assets	$ 324,444	$ 314,650

Liabilities And Equity:
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships(2)	$ 82,925	$ 89,244
Trade and Other Payable	3,010	1,964
Intercompany Payable	11,739	20,033

Total Liabilities	97,674	111,241

RJF Equity	53,630	55,092
Noncontrolling Interests	173,140	148,317

Total Equity	226,770	203,409

Total Liabilities and Equity	$ 324,444	$ 314,650

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net loss of the VIEs for the three and six month periods ended March 31, 2010 and 2009, which we consolidate and are included within our Condensed Consolidated Statements of Income. The Noncontrolling Interests presented in this table represent the portion of the net loss from these VIEs which are not ours.

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in 000’s)
Revenues:
Interest	$ 6	$ 55	$ 12	$ 176
Other	1,126	467	2,169	1,888

Total Revenues	1,132	522	2,181	2,064

Interest Expense	1,112	1,313	2,225	2,710
Net Revenues (Expense)	20	(791)	(44)	(646)

Non-Interest Expenses	6,272	4,532	9,965	7,990

Net Loss Including Noncontrolling Interests	(6,252)	(5,323)	(10,009)	(8,636)

Net Loss Attributable to Noncontrolling Interests	(5,694)	(5,513)	(8,547)	(8,582)

Net (Loss) Income Attributable to RJF	$ (558)	$ 190	$ (1,462)	$ (54)

EIF Funds

We are deemed to be the primary beneficiary, and accordingly, we consolidate the EIF Funds, which have combined assets of approximately $17.3 million and $18.4 million at March 31, 2010 and September 30, 2009, respectively.  None of those assets act as collateral for any obligations of the EIF Funds. Our exposure to loss is limited to our contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. This exposure is approximately $114,000 and $2 million at March 31, 2010 and September 30, 2009, respectively.

Restricted Stock Trust Fund

We are deemed to be the primary beneficiary, and accordingly, consolidate this trust fund used in connection with one of our restricted stock plans. The trust fund has assets of approximately $15.3 million and $12.3 million at March 31, 2010 and September 30, 2009, respectively. None of those assets are specifically pledged as collateral for any obligations of the trust fund. Our exposure to loss is limited to our contributions to the trust fund and that exposure is approximately $15.3 million and $12.3 million at March 31, 2010 and September 30, 2009, respectively.

Low Income Housing Partnerships

RJTCF is the managing member or general partner in 62 separate tax credit housing funds having one or more investor members or limited partners.

RJTCF has concluded that it is the primary beneficiary in 13 of the 60 low income housing tax credit funds it has determined to be VIEs, and accordingly, consolidates these funds, which have combined assets of approximately $292 million and $284 million at March 31, 2010 and September 30, 2009, respectively.  None of these assets act as collateral for any obligations of these funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investments. Our exposure to loss is limited to our investments in, advances to, and receivables due from these funds and that exposure is approximately $53 million and $65.9 million at March 31, 2010 and September 30, 2009, respectively.

VIEs where we hold a variable interest but we are not the Primary Beneficiary

Low Income Housing Partnerships

RJTCF is not the primary beneficiary of the remaining 47 low income housing tax credit funds it determined to be VIEs, and accordingly, we do not consolidate these funds. These funds have combined assets of approximately $1.23 billion and $1.15 billion at March 31, 2010 and September 30, 2009, respectively.  Our exposure to loss is limited to our investments in, advances to, and receivables due from these funds and that exposure is approximately $4 million and $7.3 million at March 31, 2010 and September 30, 2009, respectively.

Other Real Estate Limited Partnerships

As of March 31, 2010, we have a variable interest in several limited partnerships involved in various real estate activities in which one of our subsidiaries is the general partner. Given that we are not entitled to receive the majority of any residual returns and we do not have the ability to significantly influence the financial results of these partnerships, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships which have assets of approximately $10.6 million and $11 million at March 31, 2010 and September 30, 2009, respectively. The carrying value of our investment in these partnerships, and therefore our exposure to any of their losses, is insignificant at both March 31, 2010 and September 30, 2009.

Entities evaluated but determined not to be VIEs

RJTCF has determined that two of its low income housing tax credit funds are not VIEs. These funds are held 99% by RJTCF. At March 31, 2010, only one of these funds had any material activity. These funds typically hold interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the fund is sold to third parties. As of March 31, 2010 these two funds had no assets.  At September 30, 2009, these two funds had assets of approximately $1.6 million,   which are included in Other Assets in our Condensed Consolidated Statements of Financial Condition.  These asset balances also represent our exposure to loss as of each respective date.

See Note 12 of the Notes to Condensed Consolidated Financial Statements for discussion of our commitments related to RJTCF.

NOTE 8 - BANK DEPOSITS:

For further discussion of bank deposits, see Note 10 pages 106 - 107 in our 2009 Form 10-K.

The following table presents a summary of bank deposits at March 31, 2010 and September 30, 2009:

	March 31, 2010		September 30, 2009
	Balance	Weighted Average Rate (1)	Balance	Weighted Average Rate (1)
	($ in 000's)

Bank Deposits:
Negotiable Order of Withdrawal (“NOW”) Accounts	$ 4,240	0.03%	$ 3,413	0.01%
Demand Deposits (Non-Interest Bearing)	2,459	-	3,672	-
Savings and Money Market Accounts (2)	6,513,693	0.15%	9,222,823	0.12%
Certificates of Deposit	211,067	3.17%	193,479	3.45%
Total Bank Deposits	$ 6,731,459	0.24%	$ 9,423,387	0.19%

(1)	Weighted average rate calculation is based on the actual deposit balances at March 31, 2010 and September 30, 2009, respectively.

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

RJ Bank had direct deposits from RJF executive officers and directors of $509,000 and $512,000 at March 31, 2010 and September 30, 2009, respectively.

Scheduled maturities of certificates of deposit at March 31, 2010 and September 30, 2009 were as follows:

	March 31, 2010		September 30, 2009
	Denominations Greater than or Equal to $100,000	Denominations Less than $100,000	Denominations Greater than or Equal to $100,000	Denominations Less than $100,000
	(in 000's)

Three Months or Less	$ 10,848	$ 15,220	$ 13,061	$ 16,097
Over Three Through Six Months	10,731	20,105	6,886	17,454
Over Six Through Twelve Months	7,271	18,366	12,156	30,128
Over One Through Two Years	16,749	28,850	13,580	29,632
Over Two Through Three Years	5,609	10,574	2,720	10,226
Over Three Through Four Years	10,040	11,165	8,993	10,507
Over Four Years	20,730	24,809	8,742	13,297
Total	$ 81,978	$ 129,089	$ 66,138	$ 127,341

Interest expense on deposits is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in 000's)
Certificates of Deposit	$ 1,639	$ 2,076	$3,297	$ 4,524
Money Market, Savings and NOW Accounts	2,358	929	4,961	13,564
Total Interest Expense on Deposits	$ 3,997	$ 3,005	$ 8,258	$ 18,088

NOTE 9 – OTHER BORROWINGS:

The following table details the components of Other Borrowings at March 31, 2010 and September 30, 2009:

	March 31, 2010	September 30, 2009
	(in 000's)
Short-Term Other Borrowings:
Federal Home Loan Bank Advances (1)	$ 50,000	$ 905,000
Borrowings on Secured Lines of Credit (2)	-	30,000
Borrowings on Unsecured Lines of Credit (3)	70	-
Total Short-Term Other Borrowings	50,070	935,000

Long-Term Other Borrowings:
Federal Home Loan Bank Advances (1)	-	45,000

Total Other Borrowings	$ 50,070	$ 980,000

(1)
RJ Bank has $50 million and $950 million in FHLB advances outstanding at March 31, 2010 and September 30, 2009, respectively. These borrowings at March 31, 2010 are comprised of several short-term fixed rate advances. The September 30, 2009 FHLB advances included $900 million in overnight advances to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank qualifying as a thrift institution. These borrowed funds were invested in qualifying assets and the necessary qualification was met. The overnight advance was repaid on October 1, 2009. There were no overnight advances outstanding as of March 31, 2010.

All FHLB advances are secured by a blanket lien on RJ Bank's residential loan portfolio granted to FHLB. The FHLB has the right to convert advances totaling $35 million at March 31, 2010 to a floating rate at one or more future dates. RJ Bank has the right to prepay these advances without penalty if the FHLB exercises its right.

(2)
Secured borrowings are day-to-day and are generally utilized to finance fixed income securities. We had no secured bank loans outstanding at March 31, 2010. At September 30, 2009, there were $30 million in outstanding secured borrowings.

(3)
We maintain three unsecured settlement lines of credit available to our Argentina joint venture in the aggregate amount of $13.4 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF.  At March 31, 2010 there was $70,000 in outstanding borrowings on one of these lines of credit. There were no borrowings outstanding on any of these lines of credit as of September 30, 2009.

As of September 30, 2009, we maintained a $100 million committed unsecured revolving line of credit with no outstanding borrowings. This facility expired under its terms on February 4, 2010. We elected not to renew this revolving credit facility upon its expiration. There were no borrowings made under this facility since its inception on February 6, 2009.

The short-term borrowings as of March 31, 2010 all mature during the following 12 months.

As of March 31, 2010, there were collateralized financings outstanding in the amount of $74 million. These collateralized financings are included in Securities Sold Under Agreement to Repurchase on the Consolidated Statements of Financial Condition. As of September 30, 2009, in addition to the $30 million of secured borrowings which are described above, there were $74.3 million of collateralized financings outstanding which are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statements of Financial Condition. These financings were collateralized by non-customer, RJ&A-owned securities and were repaid during the three months ended December 31, 2009.

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

We elect to net-by-counterparty the fair value of interest rate swap contracts entered into by our Fixed Income Trading group. Certain of these contracts contain a legally enforceable master netting arrangement and therefore, the fair value of those swap contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of interest rate swap contracts, we also net-by-counterparty any collateral exchanged as part of the swap agreement. This cash collateral is recorded net-by-counterparty at the related fair value. The cash collateral included in the net fair value of all open derivative asset positions at March 31, 2010 and September 30, 2009, is $(5.1) million and $(2.2) million, respectively. The cash collateral included in the net fair value of all open derivative liability positions at March 31, 2010 and September 30, 2009, is $4.5 million and $10.3 million, respectively. The master netting agreement referenced above allows for netting of all individual swap receivables and payables with each counterparty.  The credit support annex allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  Our maximum loss exposure under these interest rate swap contracts at March 31, 2010 is $26.4 million.

To mitigate interest rate risk in a significantly rising rate environment during the year ended September 30, 2008, RJ Bank purchased three-year term interest rate caps with high strike rates (more than 300 basis points higher than rates in effect as of their date of purchase). These interest rate caps will increase in value over time if interest rates rise and will entitle RJ Bank to cash flows if interest rates rise above their strike rates. In addition, RJ Bank, in the ordinary course of business, enters into commitments to sell originated fixed-rate mortgages as well as Small Business Administration (“SBA”) loans. These derivative instruments are recorded at fair value with any changes in fair value recorded in earnings within the Condensed Consolidated Statements of Income for the period. Cash flows related to these derivative instruments are included in Operating Activities on the Condensed Consolidated Statements of Cash Flows for the period. Our maximum loss exposure under these derivative instruments is insignificant to the Condensed Consolidated Financial Statements at March 31, 2010.

A subsidiary of RJTCF has made commitments to provide certain loans of a relatively long duration at a fixed rate of interest (“Permanent Loan Commitments”) directly to certain low income housing project partnerships subject only to those project partnerships meeting certain qualifying criteria within a prospective two-year period. These Permanent Loan Commitments meet the criteria of a derivative. As such, the Permanent Loan Commitments are recorded at fair value with any changes in fair value recorded in earnings within the Condensed Consolidated Statements of Income. Cash flows related to these commitments are reflected in Operating Activities on the Condensed Consolidated Statements of Cash Flows. Our maximum loss exposure under these Permanent Loan Commitments at March 31, 2010 is $3.7 million.

None of our derivatives meet the criteria for designation as a fair value or cash flow hedge.

See the table below for the notional and fair value amounts of both the asset and liability derivatives at March 31, 2010 and September 30, 2009:

	Asset Derivatives
	March 31, 2010			September 30, 2009
	Balance Sheet Location	Notional Amount	Fair Value(1)	Balance Sheet Location	Notional Amount	Fair Value(1)
	(in 000’s)
Derivatives Not Designated As Hedging Instruments:

Interest rate contracts:	Trading Instruments	$1,271,723	$77,756	Trading Instruments	$1,311,262	$104,956
	Other Assets	1,500,000	10	Other Assets	1,500,000	297
Forward sale contracts:	Trading Instruments	1,120	13	Trading Instruments	5,861	222
	Other Assets	4,001	33	Other Assets	-	-

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

	Liability Derivatives
	March 31, 2010			September 30, 2009
	Balance Sheet Location	Notional Amount	Fair Value(1)	Balance Sheet Location	Notional Amount	Fair Value(1)
	(in 000’s)
Derivatives Not Designated As Hedging Instruments:

Interest rate contracts:	Trading Instruments Sold	$1,239,227	$ 56,007	Trading Instruments Sold	$1,125,501	$85,375
Forward sale contracts:	Trading Instruments Sold	2,561	38	Trading Instruments Sold	-	-
	Trade and Other Payables	4,716	8	Trade and Other Payables	2,489	6

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

See the table below for the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2010 and 2009, respectively:

		Amount of Gain (Loss) on Derivatives Recognized In Income for the Three Months Ended March 31,		Amount of Gain (Loss) on Derivatives Recognized In Income for the Six Months Ended March 31,
	Location of Gain (Loss)
	Recognized on Derivatives
	In Statement of Income	2010	2009	2010	2009
		(in 000’s)
Derivatives Not Designated As Hedging Instruments:

Interest rate contracts:	Net Trading Profits	$ (208)	$ 1,370	$1,646	$ (2,954)
	Other Revenues	(182)	(48)	(287)	(1,260)
Forward sale contracts:	Other Revenues	93	(20)	(247)	(109)
	Other Expenses	(7)	(214)	31	(212)

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

As of March 31, 2010 and September 30, 2009 our liability for unrecognized tax benefits was $5.1 million and $4.6 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income from continuing operations was $4 million and $3.4 million at March 31, 2010 and September 30, 2009, respectively.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of March 31, 2010 and September 30, 2009, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $1.7 million and $1.6 million, respectively.

Our effective tax rate of approximately 38% for the three and six month periods ended March 31, 2010 is less than the approximately 53% and 41% effective tax rates applicable to the three and six month periods ended March 31, 2009, respectively.  Our effective tax rates in the prior year periods were adversely impacted by the effect of nondeductible losses incurred during those periods which were associated with the then decreasing value of our company owned life insurance investments.  Similar losses in the value of those investments have not recurred during the current year periods.

We file U.S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2009 for federal tax returns, fiscal year 2005 for state and local tax returns, and fiscal year 2001 for foreign tax returns. Our fiscal year 2009 federal income tax return as well as certain transactions occurring in fiscal year 2010 are currently being examined under the Internal Revenue Service (“IRS”) Compliance Assurance Program. This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The fiscal year 2009 IRS audit and state audits in process are expected to be completed during fiscal year 2010. We anticipate that the unrecognized tax benefit may decrease by an estimated $400,000 over the next 12 months.

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

As of March 31, 2010, RJ Bank had $1 billion in immediate credit available from the FHLB and total available credit of 40% of total assets with the pledging of additional collateral to the FHLB.

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJCS”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJCS. At March 31, 2010, the current exposure under these guarantees was $11 million, which was underwritten as part of the larger corporate credit relationship. At September 30, 2009, the exposure under these guarantees was $12.1 million. The estimated total potential exposure under these guarantees is $13.3 million at March 31, 2010.

As of March 31, 2010, RJ Bank had not settled purchases of $11.8 million in syndicated loans. These loan purchases are expected to be settled within 90 days. As of September 30, 2009, there were no purchases of syndicated loans that had not settled.

See Note 16 of these Notes to Condensed Consolidated Financial Statements for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

In the normal course of business we enter into underwriting commitments. Transactions relating to underwriting commitments of RJ&A and RJ Ltd. that were open at March 31, 2010 were approximately $11.6 million and CDN $152 million, respectively.

We utilize client marginable securities to satisfy deposits with clearing organizations. At March 31, 2010, we had client margin securities valued at $100.9 million pledged with a clearing organization to meet the point-in-time requirement of $92.8 million. At September 30, 2009, we had client margin securities valued at $212.4 million pledged with a clearing organization to meet the point-in-time requirement of $110 million.

We offer loans and transition assistance to our financial advisors mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including but not limited to the financial advisor joining us and meeting certain production requirements. In certain circumstances, we may make commitments prior to funding them. As of March 31, 2010, we made commitments of approximately $22.1 million in loans and transition assistance that have not yet been funded.

We have committed a total of $61.6 million, in amounts ranging from $200,000 to $5 million, to 45 different independent venture capital or private equity partnerships. In addition, we have a commitment totaling $38.2 million to two additional private equity limited partnerships. As of March 31, 2010, we have invested $55.7 million of the committed amounts and have received $37.8 million in distributions. We also control the general partner in two internally sponsored private equity limited partnerships to which we have committed and invested $6.5 million. We have received $4.3 million in distributions from these two partnerships as of March 31, 2010.

We are the general partner in EIF Funds. These limited partnerships invest in certain of our merchant banking and private equity activities as well as other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain of our qualified key employees. At March 31, 2010, the funds have unfunded commitments of $869,000.

At March 31, 2010, the approximate market values of collateral received that can be repledged by us, were:

Sources of Collateral (in 000's):
Securities Purchased Under Agreements to Resell and Other Collateralized Financings	$ 122,985
Securities Received in Securities Borrowed vs. Cash Transactions	736,702
Collateral Received for Margin Loans	1,191,093
Total	$ 2,050,780

During the year certain collateral was repledged. At March 31, 2010, the approximate market values of this portion of collateral and financial instruments owned that were pledged by us, were:

Uses of Collateral and Trading Securities (in 000's):
Securities Sold Under Agreements to Repurchase	$ 79,744
Securities Delivered in Securities Loaned vs. Cash Transactions	1,310,110
Collateral Used for Deposits at Clearing Organizations	144,084
Total	$ 1,533,938

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At March 31, 2010, there were no outstanding performance guarantees in Argentina.

In March 2008, we guaranteed an $8 million settlement line of credit that was requested by the Capital Markets Board (“CMB”) from our Turkish joint venture.   While our Turkish joint venture ceased operations in December 2008, the CMB has not released the line of credit.

We guarantee the existing mortgage debt of RJ&A of approximately $57.6 million. We guarantee interest rate swap obligations of RJCS.

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

RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At March 31, 2010, cash funded to invest in either loans or investments in project partnerships was $7.6 million. RJTCF also issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $2.2 million as of March 31, 2010.

Through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., certain construction loans or loans of longer duration (“permanent loans”) may be made directly to certain project partnerships. Two permanent loan commitments were outstanding as of March 31, 2010. These commitments will only be funded if certain conditions are achieved by the project partnership and in the event such conditions are not met, generally expire two years after their issuance. The total amount of unfunded permanent loan commitments as of March 31, 2010 was $3.7 million.

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

For further information on our accounting policies regarding legal reserves, see Note 1 page 86 of our 2009 Form 10-K.

NOTE 13 – OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE:

The components of operating interest income and operating interest expense for the three and six months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in 000’s)
Operating Interest Income:
Margin Balances	$ 11,342	$ 7,920	$ 22,390	$ 19,658
Assets Segregated Pursuant to Regulations and Other Segregated Assets	1,820	2,516	3,577	10,386
Bank Loans, Net of Unearned Income	66,539	81,024	131,395	180,670
Available for Sale Securities	4,644	6,065	9,558	13,578
Trading Instruments	4,089	2,888	8,047	7,541
Stock Borrow	2,143	2,615	3,909	5,951
Interest Income of VIEs	6	55	12	176
Other	2,692	4,990	5,759	13,725
Total Operating Interest Income	93,275	108,073	184,647	251,685

Operating Interest Expense:
Brokerage Client Liabilities	866	764	1,828	9,169
Retail Bank Deposits	3,997	3,005	8,258	18,088
Stock Loan	927	1,122	1,476	2,561
Borrowed Funds	1,512	843	3,045	2,666
Senior Notes	6,523	-	13,045	-
Interest Expense of VIEs	1,112	1,313	2,225	2,710
Other	611	(303)	1,373	3,441
Total Operating Interest Expense	15,548	6,744	31,250	38,635

Net Operating Interest Income	$ 77,727	$ 101,329	$ 153,397	$ 213,050

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

Expense and income tax benefits related to our share-based compensation plans available for grants to employees and members of our Board of Directors are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in 000’s)

Total share-based expense	$ 8,740	$ 8,038	$ 20,307	$ 19,112
Income tax benefits related to share-based expense	2,668	2,544	5,877	5,965

For the six months ended March 31, 2010, we reversed $564,000 of excess tax benefits resulting in a reduction of additional paid-in capital.

During the three months ended March 31, 2010, we granted 1,000 stock options, and 57,592 shares of restricted stock to employees under our share-based employee compensation plans. We did not grant any restricted stock units to employees during the three months ended March 31, 2010.  During the three months ended March 31, 2010, 15,000 stock options were granted to outside directors. During the six months ended March 31, 2010, we granted 1,517,400 stock options, 538,519 shares of restricted stock, and 130,601 restricted stock units to employees under our share-based employee compensation plans. During the six months ended March 31, 2010, 15,000 stock options were granted to outside directors.  Restricted stock grants under the 2007 Stock Bonus Plan and the 2005 Restricted Stock Plan are limited to 750,000 and 2,000,000 shares, respectively, per fiscal year.

Pre-tax unrecognized expense for share-based awards granted to employees and directors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2010 are presented below:

	Pre-Tax Unrecognized Expense (in 000’s)	Remaining Weighted Average Period

Stock Options	$ 20,226	3.7 years
Restricted Stock	49,495	3.2 years
Restricted Stock Units	5,977	1.8 years

The weighted average grant-date fair value of share-based awards granted to employees and directors for the three and six months ended March 31, 2010 is presented below:

	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010
	Weighted-Average Grant-Date	Weighted-Average Grant-Date
	Fair Value (per share)	Fair Value (per share)

Stock Options	$ 11.41	$ 10.83
Restricted Stock	27.09	24.29
Restricted Stock Units	-	24.24

For a discussion of our accounting policies and other information relating to non-employee stock-based and other compensation, see Note 20 pages 122 - 124 of our 2009 Form 10-K.

Expense (expense reduction) and income tax benefits related to our share-based compensation plans available for grants to independent contractor financial advisors are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in 000’s)

Total share-based expense (expense reduction)	$ 2,122	$ 1,123	$ 3,210	$ (7,586)
Income tax benefits related to share-based expense	797	422	1,205	(2,849)

During the three months ended March 31, 2010, we did not grant any stock options or shares of restricted stock to any independent contractor financial advisors.  During the six months ended March 31, 2010, we granted 46,500 stock options and 5,858 shares of restricted stock to independent contractor financial advisors.

Pre-tax unrecognized expense for share-based awards granted to independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2010 are presented below:
	Pre-Tax Unrecognized	Remaining Weighted-
	Expense (in 000’s)	Average Period

Stock Options	$ 1,606	2.2 years
Restricted Stock	2,244	3.2 years

The weighted average fair value of unvested share-based awards granted to independent contractor financial advisors at March 31, 2010 is presented below:

Weighted-Average
Fair Value
on March 31, 2010
(per share)

Stock Options	$ 8.03
Restricted Stock	26.74

NOTE 15 - REGULATIONS AND CAPITAL REQUIREMENTS:

For a discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 21 pages 124 - 127 of our 2009 Form 10-K.

The net capital position of RJ&A at March 31, 2010 and September 30, 2009 was as follows:

	March 31, 2010	September 30, 2009
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	26.62%	20.42%
Net Capital	$ 374,986	$ 278,092
Less: Required Net Capital	(28,173)	(27,233)
Excess Net Capital	$ 346,813	$ 250,859

The net capital position of Raymond James Financial Services, Inc. at March 31, 2010 and September 30, 2009 was as follows:

	March 31, 2010	September 30, 2009
(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$ 25,401	$ 18,882
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$ 25,151	$ 18,632

The Risk Adjusted Capital of our Canadian broker-dealer subsidiary Raymond James Ltd. at March 31, 2010 and September 30, 2009 was as follows (in Canadian dollars):

	March 31, 2010	September 30, 2009
(in 000’s)
Raymond James Ltd.:
Risk Adjusted Capital before minimum	$ 33,834	$ 35,575
Less: Required Minimum Capital	(250)	(250)
Risk Adjusted Capital	$ 33,584	$ 35,325

At March 31, 2010, our other active domestic and international broker-dealers are in compliance with and met all net capital requirements.

As of March 31, 2010, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized RJ Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJ Bank's category.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of March 31, 2010:
Total Capital (to Risk-Weighted Assets)	$ 942,575	13.6%	$ 555,835	8.0%	$ 694,794	10.0%
Tier I Capital (to Risk-Weighted Assets)	855,194	12.3%	277,918	4.0%	416,877	6.0%
Tier I Capital (to Adjusted Assets)	855,194	11.2%	306,834	4.0%	383,542	5.0%

As of September 30, 2009 :
Total Capital (to Risk-Weighted Assets)	$ 909,959	12.7%	$ 573,153	8.0%	$ 716,441	10.0%
Tier I Capital (to Risk-Weighted Assets)	819,747	11.4%	286,576	4.0%	429,864	6.0%
Tier I Capital (to Adjusted Assets)	819,747	7.3%	448,672	4.0%	560,841	5.0%

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

For a discussion of our financial instruments with off-balance sheet risk, see Note 22 pages 127 - 129 of our 2009 Form 10-K.

RJ Bank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and RJ Bank’s exposure is limited to the replacement value of those commitments. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at March 31, 2010 and September 30, 2009 is as follows:

	March 31, 2010	September 30, 2009
	(in 000's)

Standby Letters of Credit (1)	$ 229,565	$ 242,486
Open End Consumer Lines of Credit	35,818	35,369
Commercial Lines of Credit	1,607,755	1,479,260
Unfunded Loan Commitments - Variable Rate	323,644	155,518
Unfunded Loan Commitments - Fixed Rate	9,922	7,553

(1)	Generally, these standby letters of credit are underwritten as part of a larger corporate credit relationship.

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

RJ Bank did not have any outstanding commitments to sell any SBA loan pool securitizations as of March 31, 2010.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of March 31, 2010, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $1.7 million and CDN $1.9 million, respectively.

NOTE 17 – EARNINGS PER SHARE:

Effective October 1, 2009, we implemented new FASB guidance that changes the manner in which earnings per share is computed.  The new guidance requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and, therefore, included in the earnings allocation in computing earnings per share under the two-class method. Our unvested restricted shares and restricted stock units granted as part of our share-based compensation are considered participating securities.  Earnings per share for the prior periods were revised as required by this new guidance.  As a result, there was no change in the earnings per basic and diluted shares for the three months ended March 31, 2009.  Earnings per basic and diluted shares have been reduced by $0.02 for the six months ended March 31, 2009, compared with amounts previously reported.

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(in 000’s, except per share amounts)
Income for basic earnings per common share:
Net income attributable to Raymond James Financial, Inc.	$ 55,628	$ 6,093	$ 98,531	$ 67,186
Less allocation of earnings and dividends to participating securities(1)	2,387	547	4,170	2,714
Net income attributable to Raymond James Financial, Inc. common shareholders	$ 53,241	$ 5,546	$ 94,361	$ 64,472

Income for diluted earnings per common share:
Net income attributable to Raymond James Financial, Inc.	$ 55,628	$ 6,093	$ 98,531	$ 67,186
Less allocation of earnings and dividends to participating securities(1)	2,383	547	4,164	2,712
Net income attributable to Raymond James Financial, Inc. common shareholders	$ 53,245	$ 5,546	$ 94,367	$ 64,474

Common shares:
Average common shares in basic computation	119,288	117,134	118,981	116,685
Dilutive effect of outstanding stock options	292	53	253	127
Average common shares used in diluted computation	119,580	117,187	119,234	116,812

Earnings per common share:
Basic	$ 0.45	$ 0.05	$ 0.79	$ 0.55
Diluted	$ 0.45	$ 0.05	$ 0.79	$ 0.55

Stock options excluded from weighted average diluted common shares because their effect would be antidilutive	3,588	4,240	3,970	4,169

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and restricted stock units and amounted to weighted average shares of 5.4 million and 5.2 million for the three months ended March 31, 2010 and 2009, respectively. Unvested restricted stock and restricted stock units amounted to weighted average shares of 5.3 million and 5 million for the six months ended March 31, 2010 and 2009, respectively.  Dividends paid to participating securities amounted to $565,000 and $547,000 during the three months ended March 31, 2010 and 2009, respectively. Dividends paid to participating securities amounted to $1.1 million and $1 million during the six months ended March 31, 2010 and 2009, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:
	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Dividends per Common Share	$ 0.11	$ 0.11	$ 0.22	$ 0.22

NOTE 18 – SEGMENT ANALYSIS:

We currently operate through the following eight business segments: Private Client Group; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital; and various corporate activities combined in the "Other" segment. The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 24 pages 130 - 132 of our 2009 Form 10-K.

Information concerning operations in these segments of business is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in 000’s)
Revenues:
Private Client Group	$ 470,157	$ 351,042	$ 924,981	$ 765,586
Capital Markets	149,770	124,013	283,543	252,719
Asset Management	48,616	41,510	98,614	92,801
RJ Bank	71,530	83,336	140,452	192,575
Emerging Markets	3,884	3,097	7,602	7,420
Stock Loan/Borrow	2,218	2,607	4,093	5,897
Proprietary Capital	12,683	(639)	12,648	(101)
Other	2,038	298	3,796	1,384
Intersegment Eliminations	(10,909)	(13,524)	(23,073)	(30,708)
Total Revenues	$ 749,987	$ 591,740	$ 1,452,656	$ 1,287,573

Income Excluding Noncontrolling Interests and Before Provision for Income Taxes:
Private Client Group	$ 36,543	$ 11,681	$ 68,255	$ 44,266
Capital Markets	21,999	15,982	33,393	30,271
Asset Management	11,235	4,904	23,301	13,978
RJ Bank	30,822	(12,416)	55,459	42,210
Emerging Markets	(1,570)	(2,289)	(2,982)	(2,754)
Stock Loan/Borrow	646	847	1,333	2,070
Proprietary Capital	(42)	(502)	(854)	(1,046)
Other	(9,977)	(5,289)	(18,861)	(14,413)
Pre-Tax Income Excluding Noncontrolling Interests	89,656	12,918	159,044	114,582
Add: Net Income (Loss) Attributable to Noncontrolling Interests	4,552	(6,692)	2,277	(11,699)
Income Including Noncontrolling Interests and Before Provision for Income Taxes	$ 94,208	$ 6,226	$ 161,321	$ 102,883

Net Interest Income (Expense):
Private Client Group	$ 13,849	$ 13,229	$ 26,632	$ 25,390
Capital Markets	837	729	1,720	2,057
Asset Management	24	11	48	124
RJ Bank	67,202	83,987	132,813	178,450
Emerging Markets	53	485	52	722
Stock Loan/Borrow	1,217	1,485	2,433	3,336
Proprietary Capital	57	24	58	173
Other	(5,512)	1,379	(10,359)	2,798
Net Interest Income	$ 77,727	$ 101,329	$ 153,397	$ 213,050

The following table presents our total assets on a segment basis:

	March 31, 2010	September 30, 2009
	(in 000’s)
Total Assets:
Private Client Group(1)	$ 4,456,252	$ 4,900,852
Capital Markets(2)	1,481,167	1,246,472
Asset Management	63,163	59,847
RJ Bank	7,620,012	11,137,440
Emerging Markets	44,375	47,201
Stock Loan/Borrow	1,345,149	491,650
Proprietary Capital	169,847	147,832
Other	97,185	195,434
Total	$ 15,277,150	$ 18,226,728

(1)	Includes $46 million of goodwill.

 (2)  Includes $17 million of goodwill.

We have operations in the U.S., Canada, and Europe, and joint ventures in Latin America. Substantially all long-lived assets are located in the U.S. Revenues and income before provision for income taxes, classified by major geographic areas in which they are earned, are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in 000’s)
Revenues:
United States	$ 668,603	$ 538,683	$ 1,295,750	$ 1,172,806
Canada	64,064	40,804	121,591	85,874
Europe	13,664	8,891	27,904	21,378
Other	3,656	3,362	7,411	7,515
Total	$ 749,987	$ 591,740	$ 1,452,656	$ 1,287,573

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in 000’s)
Pre-Tax Income Excluding Noncontrolling Interests:

United States	$ 89,014	$ 17,770	$ 158,687	$ 118,339
Canada	2,651	(2,095)	4,210	(839)
Europe	(510)	(514)	(983)	1,060
Other	(1,499)	(2,243)	(2,870)	(3,978)
Pre-Tax Income Excluding Noncontrolling Interests	$ 89,656	$ 12,918	$ 159,044	$ 114,582

Our total assets, classified by major geographic area in which they are held, were as follows:

	March 31, 2010	September 30, 2009
	(in 000’s)
Total Assets:
United States (1)	$ 13,714,888	$ 16,894,460
Canada (2)	1,496,819	1,265,149
Europe	25,727	25,011
Other	39,716	42,108
Total	$ 15,277,150	$ 18,226,728

(1)	Includes $30 million of goodwill.
(2)	Includes $33 million of goodwill.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and our financial condition. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and unaudited accompanying notes to the condensed consolidated financial statements.  Where “NM” is used in various percentage change computations presented in this Item 2, the computed percentage change has been determined not to be meaningful.

Factors Affecting “Forward-Looking Statements”

From time to time, Raymond James Financial, Inc., together with its subsidiaries hereinafter collectively referred to as “our”, “we” or “us”,  may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, auction rate securities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I included in our in our Annual Report on Form 10-K for the year ended September 30, 2009, as filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “2009 Form 10-K”) and in Item 1A of Part II of this report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements.

Executive Overview

Quarter ended March 31, 2010 compared with the quarter ended March 31, 2009

Our financial results continue to be positively correlated to the direction of the U.S. equity markets and are subject to volatility due to changes in interest rates, valuation of financial instruments, economic and political trends, and industry competition. As a result of the improved markets during the three month period ended March 31, 2010 as compared to the prior year quarter, our net revenues increased by 26% to $734 million. The comparable 2009 quarter reflected the low point of these economic and equity market cycles. Non-interest expenses increased by 11% to $640 million, primarily from higher compensation costs which were partially offset by a significantly lower bank loan loss provision. The increased compensation costs are driven by the increase in commission revenue, which was generated by the increased number of financial advisors in much improved market conditions, and by accruals related to increased profitability since the prior year. The prior year quarter included a significant loan loss provision which reflected the results of the rapid deterioration of the commercial real estate markets at that time. The prior year quarter also included the $28 million charge-off of a single corporate loan. The current quarters’ loan loss provision is substantially less than the prior year quarter, reflecting the improving credit market conditions. The prior period tax rate was unusually high due to the impact of nondeductible losses on lower pre-tax income.

Our financial results during the quarter were most significantly impacted by a 34% increase in revenue from our Private Client Group (“PCG”), one of our operations that is highly dependent upon the health of the financial markets. Net interest earnings decreased 23%, or $24 million, resulting predominately from the intentional reduction of Raymond James Bank’s (“RJ Bank”) loan portfolio and slightly lower interest spreads in that subsidiary, coupled with the addition of interest expense on our public debt. PCG’s strategy of adding financial advisors, despite poor market conditions during the past year, positions us well for future growth as the markets improve. Fixed Income trading profits in our capital markets segment remained significant, albeit at somewhat lower levels than recent quarters. Investment banking activity in our capital markets segment increased significantly, reflecting an increase in the number of underwritings and an $18 million, or 175%, increase in underwriting fees. We also realized a 27% increase, or nearly $13 million, in increased commissions from institutional clients on equity securities. The RJ Bank operating results of $31 million in pre-tax earnings reflect a significant successive quarterly improvement, as well as reversing the loss it incurred in the prior year quarter. The capital position of RJ Bank remains strong as evidenced by a 13.6% total risk based capital ratio as of March 31, 2010. RJ Bank intends to opportunistically increase its lending activities in future quarters by amounts that will result in it continuing to maintain its current “well capitalized” status as determined by its regulators and an internal targeted capital ratio of at least 12%.

The succession plan for our Chief Executive Officer has been successfully implemented in May, 2010 and has resulted in an orderly transition of our executive leadership.

Six months ended March 31, 2010 compared with the six months ended March 31, 2009

Our financial results continue to be positively correlated to the direction of the U.S. equity markets and are subject to volatility due to changes in a variety of economic factors including interest rates, valuation of financial instruments, economic and political trends, and industry competition. As a result of the improved markets during the six months ended March 31, 2010 as compared to the prior year six month period, our net revenues increased by 14% to $1.4 billion. Non-interest expenses increased by 10% to $1.3 billion, primarily from higher compensation costs resulting from the increase in commission revenue generated by the increased number of financial advisors since the prior year and partially offset by a 57% decrease in the bank loan loss provision. We generated net income of $99 million, a 47% increase compared to the prior year period.

Our financial results during the six month period were most significantly impacted by a 22% increase in net revenue from PCG. Net interest earnings decreased 28%, or $60 million, resulting predominately from the intentional reduction of RJ Bank’s loan portfolio and lower interest spreads in that subsidiary, coupled with the $13 million addition of interest expense on our public debt. Investment banking activity in our capital markets segment increased significantly, reflecting an increase in the number of underwritings and a $29 million, or 193%, increase in underwriting fees. As a result of the improved equity market conditions, we also realized significantly increased commissions from institutional clients on equity securities. The RJ Bank operating results of $55 million in pre-tax earnings reflect a $13 million, or 31%, improvement as compared to the prior year period, which included a significant loan loss provision.

Segments

We operate through the following eight business segments: PCG; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Stock Loan/Borrow, Proprietary Capital, and various corporate activities in the Other segment.

The following table presents our gross revenues and pre-tax income excluding noncontrolling interests for the three and six month periods ended March 31, 2010 and 2009, on a segment basis:

	Three Months Ended			Six Months Ended
	March 31,	March 31,	Percentage	March 31,	March 31,	Percentage
	2010	2009	Change	2010	2009	Change
	($ in 000’s)
Total Company
Revenues	$ 749,987	$ 591,740	27%	$ 1,452,656	$ 1,287,573	13%
Pre-tax Income Excluding Noncontrolling Interests	89,656	12,918	594%	159,044	114,582	39%

Private Client Group
Revenues	$ 470,157	$ 351,042	34%	$ 924,981	$ 765,586	21%
Pre-tax Income	36,543	11,681	213%	68,255	44,266	54%

Capital Markets
Revenues	149,770	124,013	21%	283,543	252,719	12%
Pre-tax Income	21,999	15,982	38%	33,393	30,271	10%

Asset Management
Revenues	48,616	41,510	17%	98,614	92,801	6%
Pre-tax Income	11,235	4,904	129%	23,301	13,978	67%

Raymond James Bank
Revenues	71,530	83,336	(14%)	140,452	192,575	(27%)
Pre-tax Income (Loss)	30,822	(12,416)	NM	55,459	42,210	31%

Emerging Markets
Revenues	3,884	3,097	25%	7,602	7,420	2%
Pre-tax Loss	(1,570)	(2,289)	31%	(2,982)	(2,754)	(8%)

Stock Loan/Borrow
Revenues	2,218	2,607	(15%)	4,093	5,897	(31%)
Pre-tax Income	646	847	(24%)	1,333	2,070	(36%)

Proprietary Capital
Revenues	12,683	(639)	NM	12,648	(101)	NM
Pre-tax Loss	(42)	(502)	92%	(854)	(1,046)	18%

Other
Revenues	2,038	298	584%	3,796	1,384	174%
Pre-tax Loss	(9,977)	(5,289)	(89%)	(18,861)	(14,413)	(31%)

Intersegment Eliminations
Revenues	(10,909)	(13,524)	19%	(23,073)	(30,708)	25%
Pre-tax Income	-	-	-	-	-	-

Results of Operations

Net Interest Analysis

We have certain assets and liabilities that are subject to changes in interest rates. Changes in interest rates therefore have an impact on our overall financial performance. Given the relationship of our interest sensitive assets to liabilities (we currently have more assets than liabilities with a yield that would be affected by a change in short-term interest rates), an increase in short-term interest rates would result in an increase in our net earnings. The amount of benefit would be dependent upon a variety of factors, including but not limited to change in balances, rapidity and magnitude of the increases, and the interest rates paid on client cash balances.

Quarter ended March 31, 2010 compared with the quarter ended March 31, 2009

The following table presents our average balance and interest income and expense data, as well as the related net interest income for the three months ended March 31, 2010 and 2009. The respective average rates are presented on an annualized basis.

	Three Months Ended
	March 31, 2010			March 31, 2009
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$ 1,361,297	$ 11,342	3.37%	$ 1,132,373	$ 7,920	2.80%
Assets Segregated Pursuant to Regulations and Other Segregated Assets	1,802,450	1,820	0.40%	4,845,153	2,516	0.21%
Bank Loans, Net of Unearned Income(1)	6,543,525	66,539	4.07%	7,773,291	81,024	4.17%
Available for Sale Securities		4,644			6,065
Trading Instruments		4,089			2,888
Stock Borrow		2,143			2,615
Interest-Earning Assets of Variable Interest Entities		6			55
Other		2,692			4,990
Total Interest Income		$ 93,275			$ 108,073

Interest-Bearing Liabilities:
Brokerage Client Liabilities	$ 2,865,515	$ 866	0.12%	$ 5,738,297	$ 764	0.05%
Retail Bank Accounts (1)	6,811,837	3,997	0.23%	8,526,242	3,005	0.14%
Stock Loan		927			1,122
Borrowed Funds		1,512			843
Senior Notes	299,952	6,523	8.60%		-
Interest-Expense of Variable Interest Entities		1,112			1,313
Other		611			(303)
Total Interest Expense		15,548			6,744

Net Interest Income		$ 77,727			$ 101,329

(1)	See RJ Bank portion of this management’s discussion and analysis of financial condition and results of operations for further information.

Net interest income decreased $23.6 million, or 23%, from the same quarter in the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below. In addition, our net interest income was negatively impacted by the $6.5 million in interest expense associated with our Senior Notes issued in August, 2009.

RJ Bank’s net interest income decreased $16.8 million, or 20%, predominately resulting from a decline in average interest earning assets. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this Management Discussion and Analysis.

In spite of the impact of the implementation of the multi-bank sweep aspect of the Raymond James Bank Deposit Program (“RJBDP”), which replaced interest earnings on those balances with fee income, net interest income in the PCG segment increased $620,000, or 5%, versus the same quarter in the prior year due to increased margin balances and increased domestic net interest spreads. In addition to this increase in net interest income, the PCG segment realized a $7.4 million increase in fee income (net of intersegment eliminations) that was generated by the multi-bank sweep aspect of the RJBDP during the quarter ended March 31, 2010.

Six months ended March 31, 2010 compared with the six months ended March 31, 2009

The following table presents our average balance and interest income and expense data, as well as the related net interest income for the six months ended March 31, 2010 and 2009. The respective average rates are presented on an annualized basis.

	Six Months Ended
	March 31, 2010			March 31, 2009
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance	Inc./Exp.	Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$ 1,321,475	$ 22,390	3.39%	$ 1,189,168	$ 19,658	3.31%
Assets Segregated Pursuant to Regulations and Other Segregated Assets	1,830,952	3,577	0.39%	4,611,606	10,386	0.45%
Bank Loans, Net of Unearned Income(1)	6,604,700	131,395	3.95%	7,704,428	180,670	4.66%
Available for Sale Securities		9,558			13,578
Trading Instruments		8,047			7,541
Stock Borrow		3,909			5,951
Interest-Earning Assets of Variable Interest Entities		12			176
Other		5,759			13,725
Total Interest Income		$ 184,647			$ 251,685

Interest-Bearing Liabilities:
Brokerage Client Liabilities	$ 2,986,211	$ 1,828	0.12%	$ 5,560,922	$ 9,169	0.33%
Retail Bank Accounts (1)	7,295,860	8,258	0.23%	8,786,377	18,088	0.41%
Stock Loan		1,476			2,561
Borrowed Funds		3,045			2,666
Senior Notes	299,951	13,045	8.60%		-
Interest-Expense of Variable Interest Entities		2,225			2,710
Other		1,373			3,441
Total Interest Expense		31,250			38,635

Net Interest Income		$ 153,397			$ 213,050

(1)	See RJ Bank portion of this management’s discussion and analysis of financial condition and results of operations for further information.

Net interest income decreased $60 million, or 28%, from the six month period in the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below. In addition, our net interest income was negatively impacted by the $13 million in interest expense associated with our Senior Notes issued in August, 2009.

RJ Bank’s net interest income decreased $45.6 million, or 26%, resulting from a decline in both average interest earning assets and net interest spreads. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this Management Discussion and Analysis.

In spite of the impact of the implementation of the multi-bank sweep aspect of the RJBDP, which replaced interest earnings on those balances with fee income, net interest income in the PCG segment increased $1.2 million, or 5%, versus the same six month period in the prior year due to increased net interest spreads. In addition to this increase in net interest income, the PCG segment realized a $13.9 million increase in fee income (net of intersegment eliminations) that was generated by the multi-bank sweep aspect of the RJBDP during the six months ended March 31, 2010.

Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three Months Ended			Six Months Ended
	March 31,	% Incr.	March 31,	March 31,	% Incr.	March 31,
	2010	(Decr.)	2009	2010	(Decr.)	2009
	($ in 000’s)
Revenues:
Securities Commissions and Fees	$ 390,782	39%	$ 280,920	$ 769,299	27%	$ 607,903
Interest	15,484	4%	14,828	30,142	(18%)	36,735
Financial Service Fees	35,663	14%	31,231	71,308	6%	67,197
Other	28,228	17%	24,063	54,232	1%	53,751
Total Revenues	$ 470,157	34%	$ 351,042	$ 924,981	21%	$ 765,586

Interest Expense	1,635	2%	1,599	3,510	(69%)	11,345
Net Revenues	$ 468,522	34%	$ 349,443	$ 921,471	22%	$ 754,241

Non-Interest Expenses:
Sales Commissions	$ 291,142	36%	$ 213,758	$569,200	27%	$ 447,077
Admin & Incentive Comp and Benefit Costs	78,251	17%	66,858	148,329	8%	136,875
Communications and Information Processing	16,539	21%	13,628	29,630	(9%)	32,681
Occupancy and Equipment	19,944	7%	18,664	40,719	5%	38,940
Business Development	12,719	(3%)	13,149	26,454	(16%)	31,600
Clearance and Other	13,528	15%	11,743	39,119	71%	22,907
Total Non-Interest Expenses	$ 432,123	28%	$ 337,800	$ 853,451	20%	$ 710,080
Income Before Taxes and Including Noncontrolling Interests	36,399	213%	11,643	68,020	54%	44,161
Noncontrolling Interests	(144)		(38)	(235)		(105)
Pre-tax Income Excluding Noncontrolling Interests	$ 36,543	213%	$ 11,681	$ 68,255	54%	$ 44,266
Margin on Net Revenues	7.8%		3.3%	7.4%		5.9%

The PCG segment includes the retail branches of our broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients. This segment generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts, the interest revenue generated on client margin loans and cash balances, and service or transaction fees. We primarily charge for the services provided to our PCG clients based on commission schedules or through asset-based advisory fees.

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

The following table presents a summary of PCG financial advisors as of the periods indicated:

		Independent	March 31, 2010	March 31, 2009
	Employee	Contractors	Total	Total
Private Client Group - Financial Advisors:
Raymond James & Associates (“RJ&A”)	1,266	-	1,266	1,250
Raymond James Financial Services, Inc.(“RJFS”)	-	3,265	3,265	3,137
Raymond James Limited (“RJ Ltd.”)	198	246	444	442
Raymond James Investment Services Limited (“RJIS”)	-	133	133	108
Total Financial Advisors	1,464	3,644	5,108	4,937

Quarter ended March 31, 2010 compared with the quarter ended March 31, 2009

This segment accounted for 63% of our revenues for the three months ended March 31, 2010.  PCG revenues increased 34% over the prior year quarter, reflecting the impact of improved market conditions. Securities commissions and fees increased 39% as a result of the increase in the underlying assets on which mutual fund and asset management fees are earned and a 3% increase in the number of financial advisors during the year.  All of our broker-dealers experienced positive results in recruiting successful financial advisors.  Pre-tax earnings increased 213%.  Net commissions and fees, which represent the segment’s profit after payout to financial advisors but before all other overhead expenses, increased by $32.4 million, or 48%.  Concurrently, all other expenses decreased in total by 13.7%.

PCG results also include the interest revenue and fees earned on client margin balances and cash segregated for regulatory purposes net of the interest expense paid on client cash balances. The $620,000 increase in net interest was complemented by a $6.3 million increase (before intersegment eliminations) in financial service fees from the new multi-bank sweep aspect of the RJBDP. Interest results are further discussed in the Net Interest section of this Management Discussion and Analysis.

Six months ended March 31, 2010 compared with the six months ended March 31, 2009

Net revenues increased 22% for the six months compared to the prior year period. Pre-tax earnings increased 54% over the same period. The increase in pre-tax earnings was primarily a result of increased net commissions and fees of $39.2 million, or 24%, resulting in part from the increased number of financial advisors. All other expenses decreased $21.2 million, or 8%. One of the significant components of the 71% increase in Clearance and Other expenses during the current year period is an expense incurred during our first quarter of this fiscal year arising from a Financial Industry Regulatory Authority (“FINRA”) arbitration panel’s unanticipated decision against RJ&A related to a claim of raiding financial advisors of four branch offices brought by one of our competitors. We have entered into a confidential settlement of this matter, the impact of which has been reflected in these results. Partially offsetting these increases, communication expense decreased in the current year period compared to the prior year, which included a $6 million write-off of capitalized software that was determined not to be viable. In addition, business development expense has decreased during the current year period primarily because the prior year included significant recruiting costs not incurred in the current year.

PCG results also include the interest revenue and fees earned on client margin balances and cash segregated for regulatory purposes net of the interest expense paid on client cash balances. The $1.2 million increase in net interest for the current year six month period over the prior year period was complemented by a $12.9 million increase (before intersegment eliminations) in financial service fees from the new multi-bank sweep aspect of the RJBDP. Interest results are further discussed in the Net Interest section of this Management Discussion and Analysis.

Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three Months Ended			Six Months Ended
	March 31,	% Incr.	March 31,	March 31,	% Incr.	March 31,
	2010	(Decr.)	2009	2010	(Decr.)	2009
	($ in 000’s)
Revenues:
Institutional Sales Commissions:
Equity	$ 58,957	27%	$ 46,456	$ 116,027	18%	$ 98,596
Fixed Income	31,003	(28%)	42,856	65,573	(20%)	82,174
Underwriting Fees	28,436	175%	10,335	44,596	193%	15,195
Mergers & Acquisitions Fees	14,966	101%	7,459	24,495	6%	23,028
Private Placement Fees	1,150	NM	(20)	1,200	4700%	25
Trading Profits	8,458	(28%)	11,802	18,208	(6%)	19,295
Interest	3,969	30%	3,057	7,829	0%	7,815
Other	2,831	37%	2,068	5,615	(15%)	6,591
Total Revenues	$ 149,770	21%	$ 124,013	$ 283,543	12%	$ 252,719

Interest Expense	3,132	35%	2,328	6,109	6%	5,758
Net Revenues	$ 146,638	21%	$ 121,685	$ 277,434	12%	$ 246,961

Non-Interest Expenses:
Sales Commissions	$ 31,501	0%	$ 31,493	$ 65,338	2%	$ 64,079
Admin & Incentive Comp and Benefit Costs	66,749	31%	50,761	125,712	22%	103,425
Communications and Information Processing	9,662	9%	8,866	18,611	6%	17,593
Occupancy and Equipment	4,815	2%	4,710	9,656	3%	9,331
Business Development	6,198	7%	5,791	12,453	7%	11,605
Clearance and Other	11,408	19%	9,594	20,818	8%	19,238
Total Non-Interest Expenses	$ 130,333	17%	$ 111,215	$ 252,588	12%	$ 225,271
Income Before Taxes and Including Noncontrolling Interests	16,305	56%	10,470	24,846	15%	21,690
Noncontrolling Interests	(5,694)		(5,512)	(8,547)		(8,581)
Pre-tax Income Excluding Noncontrolling Interests	$ 21,999	38%	$ 15,982	$ 33,393	10%	$ 30,271

The Capital Markets segment includes institutional sales and trading in the U.S., Canada, and Europe; management of and participation in underwritings; financial advisory services including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions. We provide securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which we are involved. This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, our clients as well as other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices in the relevant market.

Quarter ended March 31, 2010 compared with the quarter ended March 31, 2009

Capital Markets net revenues were up $25 million, or 21%, for the three months over the prior year quarter.  Pre-tax results increased 38% over the same period. There were significant increases in underwriting fees of $18 million, or 175%, merger and acquisition fees of $7.5 million, or 101%, and commissions from institutional equity sales of $12.5 million, or 27%. These were offset by a decrease in fixed income sales commissions of $12 million, or 28%. Total institutional sales commissions accounted for 60% of the segment’s revenues.  Trading profits, which are primarily related to fixed income products, decreased $3 million, or 28%. The number of underwritings were up significantly versus the prior year quarter, a time when underwritings were down dramatically due to the then existing market conditions. The improving equity market conditions were conducive to generating increased equity market commissions and an increase in underwriting fees. Trading profits from fixed income products continued the recent trend of producing solid net trading profits, albeit at lower levels than the immediately preceding quarters. Of the fixed income trading profits, 47% were generated from municipal tax-exempt products and 53% from domestic taxable products.

Non-interest expenses increased $19 million, or 17%, primarily resulting from administrative related costs.  The current year quarter includes incremental personnel as compared to the prior year quarter including a number of investment bankers added in the Lane Berry acquisition, which occurred in the third quarter of the prior year.

Six months ended March 31, 2010 compared with the six months ended March 31, 2009

Capital Markets net revenues were up $30.5 million, or 12%, for the six months over the prior year period.  Pre-tax results increased 10% over the same period.  We realized significant increases in underwriting fees of $29 million, or 193%, and commissions from institutional equity sales of $17 million, or 18%. These were offset by a decrease in fixed income sales commissions of $17 million, or 20%.  Of the trading profits, which are predominately fixed income related, 46% were generated from municipal tax-exempt products and 54% from domestic taxable products.  The number of underwritings during this six month period were up significantly versus the prior year, a time when underwritings were down dramatically due to the then existing market conditions. The dramatically improved equity market conditions in the current year six month period versus the prior year were conducive to generating the increased equity market commissions.

Non-interest expenses increased $27 million, or 12%, primarily resulting from administrative related costs.  The current year six month period includes incremental personnel as compared to the prior year period including a number of investment bankers added in the Lane Berry acquisition, which occurred in the third quarter of the prior year.

Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three Months Ended			Six Months Ended
	March 31,	% Incr.	March 31,	March 31,	% Incr.	March 31,
	2010	(Decr.)	2009	2010	(Decr.)	2009
	($ in 000’s)
Revenues:
Investment Advisory Fees	$ 37,996	21%	$ 31,376	$ 78,197	8%	$ 72,258
Other	10,620	5%	10,134	20,417	(1%)	20,543
Total Revenues	48,616	17%	41,510	98,614	6%	92,801

Expenses:
Admin & Incentive Comp and Benefit Costs	17,432	13%	15,486	34,986	11%	31,535
Communications and Information Processing	4,643	(12%)	5,286	9,240	(12%)	10,445
Occupancy and Equipment	1,003	1%	993	1,992	(2%)	2,032
Business Development	1,574	1%	1,556	2,987	(15%)	3,512
Investment Advisory Fees	9,832	6%	9,282	19,580	(3%)	20,242
Other	2,780	(30%)	3,963	5,542	(50%)	11,004
Total Expenses	37,264	2%	36,566	74,327	(6%)	78,770
Income Before Taxes and Including Noncontrolling Interests	11,352	130%	4,944	24,287	73%	14,031
Noncontrolling Interests	117		40	986		53
Pre-tax Income Excluding Noncontrolling Interests	$ 11,235	129%	$ 4,904	$ 23,301	67%	$ 13,978

The Asset Management segment includes investment portfolio management services, mutual fund management, and trust services. Investment portfolio management services include both in-house and selected third-party money managers. The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios and mutual funds. These accounts are billed a fee based on a percentage of assets. Investment advisory fees are computed based on assets under management either at a single point in time within the quarter, typically the beginning or end of a quarter, or the “average daily” balances. Approximately 63% of our investment advisory fees recorded in a quarter are billed based on balances at the beginning of the quarter, approximately 13% are based on balances at the end of the quarter and approximately 24% are computed based on average assets under management throughout the quarter. Assets under management are impacted by both the performance of the underlying investments and the new sales and redemptions of client accounts/funds. Increasing equity markets positively impact revenues from investment advisory fees as existing accounts increase in value, and individuals and institutions typically commit incremental funds in rising equity markets.

The following table presents the assets under management as of the end of the months indicated:

	March 2010	December 2009	September 2009	March 2009	December 2008	September 2008
	(in millions)
Assets Under Management:

Eagle Asset Management, Inc.	$ 15,398	$ 14,407	$ 13,583	$ 10,513	$ 11,468	$ 14,186
Eagle Money Market Funds	2,692	2,747	2,966	6,552	6,568	6,108
Raymond James Consulting Services (“RJCS”)	8,266	8,024	7,833	6,194	6,601	7,990
Unified Managed Accounts	551	415	248	25	-	-
Freedom Accounts & Other Managed Programs	8,340	7,801	7,257	5,337	6,092	7,766
Total Assets Under Management	$ 35,247	$ 33,394	$ 31,887	$ 28,621	$ 30,729	$ 36,050

Less: Assets Managed for Affiliated Entities	(3,246)	(3,138)	(3,009)	(2,488)	(2,386)	(2,578)

Net Assets Under Management	$ 32,001	$ 30,256	$ 28,878	$ 26,133	$ 28,343	$ 33,472

Non-Managed Fee Based Assets:

Passport	$ 21,802	$ 20,556	$ 19,452	$ 14,618	$ 15,181	$ 17,681
Ambassador	9,223	8,329	7,327	4,151	3,932	3,908
Other Non-Managed Fee Based Assets	1,860	1,801	1,671	1,024	1,074	1,279
Total	$ 32,885	$ 30,686	$ 28,450	$ 19,793	$ 20,187	$ 22,868

Quarter ended March 31, 2010 compared with the quarter ended March 31, 2009

The Asset Management segment’s financial assets under management increased 22% at March 31, 2010 versus 2009, while net revenues increased 17% from the March 2009 quarter. The increase in assets under management is a combined result of an increase in market values of the investment portfolios and an inflow of client investments, as investors have begun making new or additional investments as the market conditions have improved. Revenue increases realized during this quarter are primarily related to the 7% increase in asset values as of the beginning of the quarter, December 2009 as compared to December, 2008.

Money market fee waivers of $3.5 million offset revenue produced by new assets and market value appreciation of the non-money market assets. These waivers will cease in the fourth quarter of this fiscal year as a result of the implementation of our decision to outsource our money market funds to a third-party. Our money market funds were significantly impacted by the low interest rates and resulting spread compression, along with a $3.8 billion reduction in money market balances due to the transfer of client funds to the new multi-bank sweep aspect of the RJBDP in September, 2009. As a result, management fees related to money market funds decreased $3.7 million. This decline was offset by a significant increase in investment advisory fees on non-managed fee based accounts, although they generate a lower fee to this segment than managed accounts.

Six months ended March 31, 2010 compared with the six months ended March 31, 2009

Total revenues increased $5.8 million, or 6%, for the six months over the prior year period. Total expenses decreased $4.4 million and, resultantly, pre-tax income increased $9.3 million in the current six months versus the prior year period.

The increase in revenue resulted from a combination of favorable factors in the current six month period including increased market values, additional client investments and $3.3 million more in performance fees than received in the prior year. These revenue increases were partially offset by a decrease in the current year period of $4.6 million in money market fund management fees and $2.3 million in additional money market fund fee waivers, which didn’t begin impacting the prior year period until January, 2009.

The decrease in expenses is primarily attributable to a decrease in Other expense of $5.5 million. Nearly all of this decrease is a result of a decrease in intersegment expenses resulting from the low interest rate spreads and the implementation of the new multi-bank sweep aspect of the RJBDP in September, 2009.

Raymond James Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three Months Ended			Six Months Ended
	March 31,	% Incr.	March 31,	March 31,	% Incr.	March 31,
	2010	(Decr.)	2009	2010	(Decr.)	2009
	($ in 000’s)
Revenues:
Interest Income	$ 71,851	(18%)	$ 87,646	$ 142,386	(28%)	$ 197,893
Interest Expense	4,649	27%	3,659	9,573	(51%)	19,443
Net Interest Income	$ 67,202	(20%)	$ 83,987	$ 132,813	(26%)	$ 178,450

Other (Loss) Income	(321)	93%	(4,310)	(1,934)	64%	(5,318)
Net Revenues	$ 66,881	(16%)	$ 79,677	$ 130,879	(24%)	$ 173,132

Non-Interest Expenses:
Employee Compensation and Benefits	$ 2,778	4%	$ 2,663	$ 5,510	4%	$ 5,282
Communications and Information Processing	378	4%	364	853	34%	635
Occupancy and Equipment	213	(6%)	227	407	(15%)	478
Provision for Loan Losses	19,937	(73%)	74,979	42,772	(57%)	99,849
Other	12,753	(8%)	13,860	25,878	5%	24,678
Total Non-Interest Expenses	$ 36,059	(61%)	$ 92,093	$ 75,420	(42%)	$ 130,922
Pre-tax Income (Loss)	$ 30,822	348%	$ (12,416)	$ 55,459	31%	$ 42,210

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

Quarter ended March 31, 2010 compared with the quarter ended March 31, 2009

Net revenues decreased 16% while pre-tax income increased 348% during the quarter ended March 31, 2010 compared to the same quarter in the prior year. The net revenue decrease is primarily due to a $16.8 million, or 20%, decrease in net interest income resulting primarily from an 18% decline in average interest-earning banking assets. The majority of this was related to lower loan balances. Loan interest and fees decreased $14.5 million due to average loans outstanding decreasing from $7.8 billion to $6.5 billion, or 16%, as part of our strategy during the last three quarters of fiscal 2009 to reduce the balance of loans outstanding in order to strengthen our capital position. Correspondingly, average deposits decreased 20% from $8.5 billion to $6.8 billion. The reduced deposit balances were more than offset by higher interest rates which led to a $1 million, or 27%, increase in interest expense. The average cost of funds increased from 0.17% to 0.27%.

The provision for loan losses continues to be impacted by certain unfavorable current economic conditions including high unemployment rates. The $19.9 million provision for loan losses was significantly lower than the $75 million recognized in the prior year quarter. The prior year also included the $28 million charge-off of a single corporate loan. The primary factors driving the provision for loan losses during the current quarter were a $10.7 million increase in reserve rates related to criticized commercial real estate loans offset by internal credit upgrades and repayments on loans in criticized categories. The large prior year quarter provision included increased reserves and charge-offs due to the rapid deterioration of the credit markets, a significant decline in commercial real estate values and an increase in projected loss experience on residential mortgage loans.

Net loan charge-offs for the quarter totaled $20.7 million compared to $39.8 million for the prior year quarter ($11.8 million excluding the unexpected charge-off of a single $28 million corporate loan). Corporate charge-offs in the current quarter totaled $13 million and included $8.7 million related to the sale of distressed debt with the balance of the corporate charge-offs taken almost exclusively on real estate acquisition and development loans. The remaining $7.7 million in net charge-offs were taken on delinquent residential loans.

The amount of nonperforming loans increased $5.8 million or 4% during the quarter ended March 31, 2010 compared to the amount of nonperforming loans at December 31, 2009. Corporate nonperforming loans increased $5.5 million as compared to the immediately preceding quarter primarily due to one $32.7 million commercial real estate loan, which was partially offset by a more than $25 million reduction in other corporate nonperforming loans. Despite this increase in nonperforming loans during the quarter, the allowance for loan losses to total nonperforming loans is 105% at March 31, 2010.

Other Loss includes an other-than-temporary impairment of $2.4 million compared to $6.2 million in the prior year quarter, related to our available for sale securities portfolio. At March 31, 2010, the unrealized pre-tax loss on the available for sale securities portfolio was $68.9 million; a significant improvement from the $146.9 million unrealized pre-tax loss at March 31, 2009. This decline is the result of an improvement in the non-agency securities market in addition to the favorable indirect impact of repayments of available for sale securities. Other Non-Interest Expense decreased $1.1 million, or 8%, compared to the prior year quarter due to a decrease in deposit service fees with RJ&A. These fees are eliminated as part of the intersegment eliminations.

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:
Three Months Ended
	March 31, 2010	March 31, 2009
(in 000’s)

Net Loan Charge-offs:
Corporate Loans	$ 13,036	$ 34,151
Residential/Consumer Loans	7,707	5,625

Total	$ 20,743	$ 39,776

	March 31, 2010	September 30, 2009
(in 000’s)
Allowance for Loan Loss:
Corporate Loans	$ 115,610	$ 122,096
Residential/Consumer Loans	32,748	28,176

Total	$ 148,358	$ 150,272

Nonperforming Assets:
Corporate	$ 75,320	$ 91,068
Residential/Consumer	91,283	76,005

Total	$ 166,603	$ 167,073

Total Loans(1):
Corporate Loans	$ 4,118,641	$ 4,325,876
Residential/Consumer Loans	2,266,640	2,418,369

Total	$ 6,385,281	$ 6,744,245

(1) Net of unearned income and deferred expenses.

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated. The respective average rates are presented on an annualized basis.

	Three Months Ended
	March 31, 2010			March 31, 2009
			Average			Average
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Inc./Exp.	Cost	Balance(3)	Inc./Exp.	Cost(3)
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned Income (1)
Commercial Loans	$ 815,234	$ 9,042	4.44%	$ 680,832	$ 8,174	4.80%
Real Estate Construction Loans	82,141	269	1.31%	375,318	2,471	2.63%
Commercial Real Estate Loans	3,349,243	30,420	3.63%	3,863,183	32,551	3.37%
Residential Mortgage Loans	2,278,693	26,721	4.69%	2,838,804	37,763	5.32%
Consumer Loans	18,214	87	1.94%	15,154	65	1.75%
Total Loans, Net	6,543,525	66,539	4.07%	7,773,291	81,024	4.17%
Reverse Repurchase Agreements	-	-	- %	738,667	360	0.19%
Agency Mortgage Backed Securities	240,377	448	0.74%	265,045	640	0.97%
Non-agency Collateralized Mortgage Obligations	303,180	4,196	5.54%	386,711	5,425	5.61%
Money Market Funds, Cash and Cash Equivalents	465,002	419	0.37%	116,448	177	0.68%
FHLB Stock and Other	121,094	249	0.83%	40,793	20	0.20%
Total Interest-Earning Banking Assets	$ 7,673,178	$ 71,851	3.75%	$ 9,320,955	$ 87,646	3.76%
Non-Interest-Earning Banking Assets:
Allowance for Loan Losses	(144,463)			(107,133)
Unrealized Gain (Loss) on Available for Sale Securities	(74,906)			(166,256)
Other Assets	250,602			185,398
Total Non-Interest-Earning Banking Assets	31,233			(87,991)

Total Banking Assets	$ 7,704,411			$ 9,232,964

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 206,454	$ 1,639	3.22%	$ 209,990	$ 2,076	4.01%
Money Market, Savings, and NOW(2) Accounts	6,605,383	2,358	0.14%	8,316,252	929	0.05%
FHLB Advances and Other	60,559	652	4.30%	54,722	654	4.78%

Total Interest-Bearing Banking Liabilities	$ 6,872,396	$ 4,649	0.27%	$ 8,580,964	$ 3,659	0.17%

Non-Interest-Bearing Banking Liabilities	26,548			21,157

Total Banking Liabilities	6,898,944			8,602,121

Total Banking Shareholder’s Equity	805,467			630,843

Total Banking Liabilities and Shareholder’s Equity	$ 7,704,411			$ 9,232,964

	Three Months Ended
	March 31, 2010			March 31, 2009
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance(3)	Interest Inc./Exp.	Average Yield/Cost(3)
	($ in 000’s)
	(continued)
Excess of Interest-Earning Banking Assets Over Interest-Bearing Banking Liabilities/Net Operating Interest Income	$ 800,782	$ 67,202		$ 739,991	$ 83,987

Bank Net Interest:
Spread			3.48%			3.59%
Margin (Net Yield on Interest-Earning Bank Assets)			3.50%			3.60%
Ratio of Interest Earning Banking Assets to Interest-Bearing Banking Liabilities			111.65%			108.62%
Return On Average:
Total Banking Assets			1.04%			(0.33)%
Total Banking Shareholder's Equity			9.93%			(4.88)%
Average Equity to Average Total Banking Assets			10.45%			6.83%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended March 31, 2010 and 2009 was $10.4 million and $6.8 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)
During the current quarter, RJ Bank revised its yield/cost calculations to exclude any fair value adjustments (now reflected as a Non-Interest Earning Banking Asset) and to utilize contractual days versus 90-day quarters.  In addition, RJ Bank separated from Total Non-Interest Earning Assets the average balance for Allowance for Loan Losses.  The average balance and yield/cost for certain assets as well as the Net Interest Spread, Net Interest Margin, Ratio of Interest Earning Assets to Interest Bearing Liabilities, and the Return on Total Banking Shareholder’s Equity presented for prior periods above were restated from the respective average balances and ratios previously reported.

Increases and decreases in operating interest income and interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year's volume. Changes applicable to both volume and rate have been allocated proportionately.

	Three Months Ended March 31,
	2010 Compared to 2009
	Increase (Decrease) Due To
	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income:
Commercial Loans	$ 1,614	$ (746)	$ 868
Real Estate Construction Loans	(1,930)	(272)	(2,202)
Commercial Real Estate Loans	(4,331)	2,200	(2,131)
Residential Mortgage Loans	(7,451)	(3,591)	(11,042)
Consumer Loans	13	9	22
Reverse Repurchase Agreements	(360)	-	(360)
Agency Mortgage Backed Securities	(60)	(132)	(192)
Non-agency Collateralized Mortgage Obligations	(1,172)	(57)	(1,229)
Money Market Funds, Cash and Cash Equivalents	530	(288)	242
FHLB Stock and Other	39	190	229

Total Interest-Earning Banking Assets	$ (13,108)	$ (2,687)	$ (15,795)

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ (35)	$ (402)	$ (437)
Money Market, Savings and NOW Accounts	(191)	1,620	1,429
FHLB Advances and Other	70	(72)	(2)

Total Interest-Bearing Banking Liabilities	$ (156)	$ 1,146	$ 990

Change in Net Interest Income	$ (12,952)	$ (3,833)	$ (16,785)

Six months ended March 31, 2010 compared with the six months ended March 31, 2009

Net revenues decreased 24% while pre-tax income increased 31% for the six months ended March 31, 2010 compared to the prior year period. The net revenue decrease is primarily due to a $45.6 million, or 26%, decrease in net interest income resulting from a decline in both average interest-earning banking assets and net interest spread. Loan interest and fees decreased $49.3 million due to lower interest rates, as well as average loans outstanding decreasing from $7.7 billion to $6.6 billion, or 14%, as part of our strategy during the last three quarters of fiscal 2009 to reduce the balance of loans outstanding in order to strengthen our capital position. Corresponding to the decrease in average loans, average deposits decreased 17% from $8.8 billion to $7.3 billion. The reduced deposit balances combined with lower interest rates led to a $9.9 million, or 51%, decrease in interest expense. The average cost of funds decreased from 0.44% to 0.26%.

The provision for loan losses continues to be impacted by certain unfavorable current economic conditions including high unemployment rates. However, the provision for loan losses of $42.8 million for the six months was significantly lower than the $99.8 million in the prior year six month period. Increasing delinquencies in the residential loan portfolio, continued relatively high levels of nonperforming corporate loans, increased reserve rates for criticized commercial real estate loans and, to a lesser extent, the stratification of the performing residential portfolio based upon updated loan to value (“LTV”) estimates with higher reserve percentages allocated to the higher LTV loans drove the provision for loan losses for the current six month period. The large prior year provision included one $28 million corporate loan, and increased reserves and charge-offs due to the rapid deterioration of the credit markets, a significant decline in commercial real estate values and an increase in projected loss experience on residential mortgage loans.

Net loan charge-offs for the six month period totaled $44.7 million compared to $46.7 million for the prior year period. Corporate charge-offs during the current year period included $8.7 million related to the sale of distressed debt in the secondary market with the balance taken almost exclusively on commercial acquisition and development loans. An increase in residential/consumer charge-offs resulted from the continued high level of residential delinquencies and declines in home values in many markets.

The amount of nonperforming loans decreased $17.2 million or 11% during the six months ended March 31, 2010 compared to the amount of nonperforming loans at September 30, 2009. Corporate nonperforming loans decreased $27.8 million primarily due to the return of three loans to performing status, the default of one commercial real estate loan, loan repayments and charge-offs. This improvement in corporate nonperforming loans was partially offset by an increase of $10.6 million in nonperforming residential loans due to the ongoing economic impact on residential delinquencies. However, the growth in total delinquent residential loans (30+ days or more delinquent) has slowed substantially with an increase of only $4.7 million for the six months this year compared to a $34.4 million increase in the prior year period.

Other Loss includes other-than-temporary impairment loss of $5.4 million compared to $6.7 million loss in the prior year period related to our available for sale securities portfolio. At March 31, 2010, the unrealized pre-tax loss on the available for sale securities portfolio was $68.9 million; a significant improvement from the $146.9 million pre-tax loss at March 31, 2009. This decline is the result of an improvement in the non-agency securities market in addition to the favorable indirect impact of repayments of available for sale securities. Other Non-Interest Expense increased $1.2 million, or 5%, compared to the prior year period due to $1.2 million in increased expense for the unfunded lending commitments reserve and a $617,000 increase in FDIC insurance premiums partially offset by a reduction in deposit service fees.

The table below presents certain credit quality trends for corporate loans and residential/consumer loans:

Six Months Ended
	March 31, 2010	March 31, 2009
(in 000’s)

Net Loan Charge-offs:
Corporate Loans	$ 27,633	$ 37,293
Residential/Consumer Loans	17,053	9,368

Total	$ 44,686	$ 46,661

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated. The respective average rates are presented on an annualized basis.

	Six Months Ended
	March 31, 2010			March 31, 2009
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance(2)	Interest Inc./Exp.	Average Yield/ Cost(2)
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned Income (1)
Commercial Loans	$ 814,414	$ 14,989	3.64%	$ 695,518	$ 17,794	5.06%
Real Estate Construction Loans	83,035	539	1.28%	367,446	6,746	3.63%
Commercial Real Estate Loans	3,384,974	61,226	3.58%	3,807,170	80,382	4.18%
Residential Mortgage Loans	2,303,442	54,463	4.73%	2,816,828	75,523	5.36%
Consumer Loans	18,835	178	1.89%	17,466	225	2.59%
Total Loans, Net	6,604,700	131,395	3.95%	7,704,428	180,670	4.66%
Reverse Repurchase Agreements	343,956	146	0.09%	621,841	905	0.29%
Agency Mortgage Backed Securities	252,455	951	0.75%	260,564	2,524	1.94%
Non-agency Collateralized Mortgage Obligations	311,469	8,607	5.53%	393,006	11,054	5.63%
Money Market Funds, Cash and Cash Equivalents	549,932	894	0.33%	527,615	2,603	1.37%
FHLB Stock and Other	116,280	393	0.68%	37,662	137	0.73%

Total Interest-Earning Banking Assets	$ 8,178,792	$ 142,386	3.46%	$ 9,545,116	$ 197,893	4.14%

Non-Interest-Earning Banking Assets:
Allowance for Loan Losses	(147,550)			(100,081)
Unrealized Gain (Loss) on Available for Sale Securities	(82,831)			(145,861)
Other Assets	220,131			172,806
Total Non-Interest-Earning Banking Assets	(10,250)			(73,136)

Total Banking Assets	$ 8,168,542			$ 9,471,980

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$ 200,797	$ 3,297	3.29%	$ 225,001	$ 4,524	4.02%
Money Market, Savings, and NOW Accounts	7,095,063	4,961	0.14%	8,561,376	13,564	0.32%
FHLB Advances and Other	55,999	1,315	4.65%	55,617	1,355	4.82%

Total Interest-Bearing Banking Liabilities	$ 7,351,859	$ 9,573	0.26%	$ 8,841,994	$ 19,443	0.44%

Non-Interest-Bearing Banking Liabilities	22,856			23,667

Total Banking Liabilities	7,374,715			8,865,661

Total Banking Shareholder’s Equity	793,827			606,319

Total Banking Liabilities and Shareholder’s Equity	$ 8,168,542			$ 9,471,980

	Six Months Ended
	March 31, 2010			March 31, 2009
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance(2)	Interest Inc./Exp.	Average Yield/ Cost(2)
	($ in 000’s)
	(continued)

Excess of Interest-Earning Banking Assets Over Interest-Bearing Banking Liabilities/Net Operating Interest Income	$ 826,933	$ 132,813		$ 703,122	$ 178,450

Bank Net Interest:
Spread			3.20%			3.70%
Margin (Net Yield on Interest- Earning Bank Assets)			3.23%			3.74%
Ratio of Interest Earning Banking Assets to Interest-Bearing Banking Liabilities			111.25%			107.95%
Return On Average:
Total Banking Assets			0.87%			0.57%
Total Banking Shareholder's Equity			8.93%			8.85%
Average Equity to Average Total Banking Assets			9.72%			6.40%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the six months ended March 31, 2010 and 2009 was $18.7 million and $11.2 million, respectively.

(2)
 During the six month period, RJ Bank revised its yield/cost calculations to exclude any fair value adjustments (now reflected as a Non-Interest Earning Banking Asset) and to utilize contractual days versus 90-day quarters.  In addition, RJ Bank separated from Total Non-Interest Earning Assets the average balance for Allowance for Loan Losses.  The average balance and yield/cost for certain assets as well as the Net Interest Spread, Net Interest Margin, Ratio of Interest Earning Assets to Interest Bearing Liabilities, and the Return on Total Banking Shareholder’s Equity presented for prior periods above were restated from the respective average balances and ratios previously reported.

Increases and decreases in operating interest income and interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on interest-earning assets and the interest incurred on interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year's volume. Changes applicable to both volume and rate have been allocated proportionately.

	Six Months Ended March 31,
	2010 Compared to 2009
	Increase (Decrease) Due To
	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income:
Commercial Loans	$ 3,042	$ (5,847)	$ (2,805)
Real Estate Construction Loans	(5,221)	(986)	(6,207)
Commercial Real Estate Loans	(8,914)	(10,242)	(19,156)
Residential Mortgage Loans	(13,765)	(7,295)	(21,060)
Consumer Loans	18	(65)	(47)
Reverse Repurchase Agreements	(404)	(355)	(759)
Agency Mortgage Backed Securities	(79)	(1,494)	(1,573)
Non-agency Collateralized Mortgage Obligations	(2,293)	(154)	(2,447)
Money Market Funds, Cash and Cash Equivalents	110	(1,819)	(1,709)
FHLB Stock and Other	286	(30)	256

Total Interest-Earning Banking Assets	$ (27,220)	$ (28,287)	$ (55,507)

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$ (487)	$ (740)	$ (1,227)
Money Market, Savings and NOW Accounts	(2,323)	(6,280)	(8,603)
FHLB Advances and Other	9	(49)	(40)

Total Interest-Bearing Banking Liabilities	$ (2,801)	$ (7,069)	$ (9,870)

Change in Net Interest Income	$ (24,419)	$ (21,218)	$ (45,637)

Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the periods indicated:

	Three Months Ended			Six Months Ended
	March 31,	% Incr.	March 31,	March 31,	% Incr.	March 31,
	2010	(Decr.)	2009	2010	(Decr.)	2009
	($ in 000’s)
Revenues:
Securities Commissions and Investment Banking Fees	$ 1,741	35%	$ 1,290	$ 3,349	0%	$ 3,359
Investment Advisory Fees	854	193%	291	1,486	153%	588
Interest Income	110	(81%)	586	189	(78%)	864
Trading Profits	1,095	49%	735	2,494	5%	2,368
Other	84	(57%)	195	84	(65%)	241
Total Revenues	$ 3,884	25%	$ 3,097	$ 7,602	2%	$ 7,420

Interest Expense	57	(44%)	101	137	(4%)	142
Net Revenues	$ 3,827	28%	$ 2,996	$ 7,465	3%	$ 7,278

Non-Interest Expenses:
Compensation Expense	$ 3,396	(16%)	$ 4,024	$ 6,723	(11%)	$ 7,560
Other Expense	2,280	15%	1,975	4,229	(1%)	4,273
Total Non-Interest Expenses	$ 5,676	(5%)	$ 5,999	$ 10,952	(7%)	$11,833
Loss Before Taxes and Including Noncontrolling Interests	(1,849)	38%	(3,003)	(3,487)	23%	(4,555)
Noncontrolling Interests	(279)		(714)	(505)		(1,801)
Pre-tax Loss Excluding Noncontrolling Interests	$ (1,570)	31%	$ (2,289)	$ (2,982)	(8%)	$ (2,754)

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina, Uruguay and Brazil.

Quarter ended March 31, 2010 compared with the quarter ended March 31, 2009

The net results in the emerging markets segment were $700,000 better than the comparable quarter, although the segment generated a $1.6 million pre-tax loss in the current quarter. This improvement results from an increase in commission revenues of approximately $500,000 and a $300,000 decrease in non-interest expense. Offsetting these favorable items, the amount of losses from these joint ventures attributable to our ownership increased by $400,000, as a greater portion of the current quarter results were generated by ventures in which we have a greater percentage ownership.

Six months ended March 31, 2010 compared with the six months ended March 31, 2009

The net results in the emerging markets segment were $200,000 worse than the comparable prior year six month period, declining to a $3 million pre-tax loss. Investment advisory fees increased $900,000, partially offset by a $700,000 decrease in interest income. Non-interest expenses decreased $900,000. In addition, the amount of losses from these joint ventures attributable to our ownership increased $1.3 million, as a greater portion of the current six month period results were generated by ventures in which we have a greater percentage ownership.

Stock Loan/Stock Borrow

The following table presents consolidated financial information of our Stock Loan/Borrow segment for the periods indicated:
	Three Months Ended			Six Months Ended
	March 31,	% Incr.	March 31,	March 31,	% Incr.	March 31,
	2010	(Decr.)	2009	2010	(Decr.)	2009
	($ in 000’s)
Interest Income and Expense:
Interest Income	$ 2,143	(18%)	$ 2,607	$ 3,908	(34%)	$ 5,897
Interest Expense	926	(17%)	1,122	1,475	(42%)	2,561
Net Interest Income	$ 1,217	(18%)	$ 1,485	$ 2,433	(27%)	$ 3,336

Other Income	75	NM	-	185	NM	-
Net Revenues	$ 1,292	(13%)	$ 1,485	$ 2,618	(22%)	$ 3,336
Non-Interest Expenses	646	1%	638	1,285	2%	1,266
Pre-tax Income	$ 646	(24%)	$ 847	$ 1,333	(36%)	$ 2,070

This segment conducts its business through the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties. The borrower of the securities puts up a cash deposit on which interest is earned. Accordingly, the lender receives cash and pays interest. These cash deposits are adjusted daily to reflect changes in current market value of the underlying securities. The net revenues of this operation are the interest spreads generated.

Quarter ended March 31, 2010 compared with the quarter ended March 31, 2009

Stock Loan revenues and net revenues each declined 18% for the three months ended March 31, 2010.   Both gross interest revenue and expense declined as compared to the prior year quarter due to lower rates, partially offset by increasing balances.   The average interest rate spread declined 16 basis points, or 48%.  Due to market conditions, stock loan balances have increased as we have been able to increase the lending of more liquid securities in higher volume.  Non-interest expenses were well controlled, increasing 1% as compared to the prior year’s quarter. As a result, the segment’s pre-tax income is down 24% from the same quarter in the prior year.

Six months ended March 31, 2010 compared with the six months ended March 31, 2009

Stock Loan revenues declined 34%, with net revenues declining 27% for the six months compared to the prior year period.  Both gross interest revenue and expense declined due to lower rates, partially offset by a slight increase in average balances.  The average interest rate spread declined 26 basis points, or 52%.  Due to market conditions, stock loan balances have increased as we have been able to increase the lending of more liquid securities in higher volume.  Non-interest expenses were well controlled, up 2% from the prior year’s comparable six month period. As a result, the segment’s pre-tax income is down 36% from the comparable period in the prior year.

Proprietary Capital

The following table presents consolidated financial information of our Proprietary Capital segment for the periods indicated:
	Three Months Ended			Six Months Ended
	March 31,	% Incr.	March 31,	March 31,	% Incr.	March 31,
	2010	(Decr.)	2009	2010	(Decr.)	2009
	($ in 000’s)
Revenues:
Interest	$ 57	138%	$ 24	$ 58	(66%)	$ 173
Investment Advisory Fees	275	101%	137	550	57%	350
Other	12,351	NM	(800)	12,040	NM	(624)
Total Revenues	$ 12,683	NM	$ (639)	$ 12,648	NM	$ (101)

Expenses:
Compensation Expense	357	(15%)	420	878	(14%)	1,025
Other Expenses	1,816	NM	(89)	2,046	73%	1,185
Total Expenses	$ 2,173	556%	$ 331	$ 2,924	32%	$ 2,210
Income (Loss) Before Taxes and Including Noncontrolling Interests	10,510	NM	(970)	9,724	NM	(2,311)
Noncontrolling Interests	10,552		(468)	10,578		(1,265)
Pre-tax Loss Excluding Noncontrolling Interests	$ (42)	92%	$ (502)	$ (854)	18%	$ (1,046)

This segment consists of our principal capital and private equity activities including: various direct and third party private equity and merchant banking investments, short-term special situations and bridge investments (“Special Situations Investments”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and a private equity Fund which we sponsor “Raymond James Capital Partners L.P.” As of March 31, 2010, certain of our merchant banking investments at fair value include a $22 million investment in a manufacturer of crime investigation and forensic supplies, a $17 million investment in an event photography business, and a $17 million indirect investment in an allergy immunotherapy testing and treatment supply company.

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

Quarter ended March 31, 2010 compared with the quarter ended March 31, 2009

Revenues increased for the three months ended March 31, 2010 compared to the prior year quarter due to an approximately $12 million increase in our valuation of one of our private equity investments. We hold an approximately 23% interest in this particular investment, accordingly, $10 million of this net revenue increase was attributable to those holding a noncontrolling interest in the investment and the net impact of this item on our pre-tax earnings was approximately $1.8 million. Other expenses increased by approximately $2 million primarily related to due diligence expenses we incurred in the evaluation of potential investments.

Six months ended March 31, 2010 compared with the six months ended March 31, 2009

Revenues increased for the six months ended March 31, 2010 compared to the prior year period due to an approximately $12 million increase in our valuation of one of our private equity investments. We hold an approximately 23% interest in this particular investment, accordingly, $10 million of this net revenue increase was attributable to those holding a noncontrolling interest in the investment and the net impact of this item on our pre-tax earnings was approximately $1.8 million. Other expenses increased by approximately $900,000 primarily related to due diligence expenses we incurred in the evaluation of potential investments.

Other

The following table presents consolidated financial information of our Other segment for the periods indicated:

	Three Months Ended			Six Months Ended
	March 31,	% Incr.	March 31,	March 31,	% Incr.	March 31,
	2010	(Decr.)	2009	2010	(Decr.)	2009
	($ in 000’s)
Revenues:
Interest Income	$ 1,059	362%	$ 229	$ 2,875	(36%)	$ 4,483
Other	979	1319%	69	921	NM	(3,099)
Total Revenues	$ 2,038	584%	$ 298	$ 3,796	174%	$ 1,384

Interest Expense	6,571	NM	(1,150)	13,234	685%	1,685
Net Revenues	$ (4,533)	(413%)	$ 1,448	$ (9,438)	(3036%)	$ (301)
Other Expenses	5,444	(19%)	6,737	9,423	(33%)	14,112
Pre-tax Loss	$ (9,977)	(89%)	$ (5,289)	$ (18,861)	(31%)	$ (14,413)

This segment includes various corporate overhead costs, including interest expense on our senior debt issued in August 2009.

Quarter ended March 31, 2010 compared with the quarter ended March 31, 2009

Pre-tax loss arising from this segment increased $4.7 million for the three months ended March 31, 2010 compared to the prior year quarter.  Total revenues increased by approximately $1.7 million due primarily to an $800,000 increase in interest income earned on our excess cash balances, $2.4 million arising from an increase in the value of certain of our investments, which are partially offset by $1.7 million of non-recurring life insurance proceeds included in the prior year quarter.  Interest expense increased $7.7 million primarily resulting from approximately $6.5 million in interest expense on our senior debt in the current year quarter; there was no senior debt in the prior year quarter.  Other expenses decreased $1.3 million primarily due in part to a $600,000 decrease in bank service charges resulting from the termination of our unsecured revolving line of credit which we elected not to renew in February, 2010.

Six months ended March 31, 2010 compared with the six months ended March 31, 2009

Pre-tax loss arising from this segment increased $4.4 million for the six months ended March 31, 2010 compared to the prior year period.  Total revenues increased by approximately $2.4 million due primarily to a $5.5 million increase in the value of certain of our investments, which was partially offset by a decrease in interest earnings on our excess cash of $1.6 million, and by $1.7 million of non-recurring life insurance proceeds included in the prior year period. Interest expense increased $11.5 million primarily as a result of approximately $13 million in interest expense on our senior debt in the current year period; there was no senior debt in the prior year period.  Other expenses decreased $4.7 million primarily due in part to a $2.1 million decrease in compensation related expense and a $900,000 decrease in bank service charges related to our unsecured revolving line of credit which we elected not to renew in February, 2010.

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

Cash used in operating activities during the six months ended March 31, 2010 was approximately $54 million, which was primarily attributable to the increase in brokerage client receivables, the decrease in brokerage client deposits (directly correlated to the decrease in segregated assets), the purchase and origination of loans held for sale, the increase in trading instruments, and the increase in stock borrowed receivables. This was partially offset by the decrease in other receivables, proceeds from the sale of securitizations and loans held for sale, the decrease in segregated assets, and the increase in stock loaned payables.

Investing activities provided $2.3 billion, which was primarily due to a decrease in net loans at RJ Bank, and a decrease in the purchases of securities purchased under agreements to resell at RJ Bank.

Financing activities used $3.6 billion, predominantly the result of a decrease in bank deposits and repayments on borrowed funds. These financing activities arose primarily from the transactions associated with the point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at September 30, 2009.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted credit facilities, should provide adequate funds for continuing operations at current levels of activity.  Refer to the discussion of the potential impact on our liquidity arising from any future agreement to repurchase all or part of the Auction Rate Securities held by our clients in Part II - Item 1 Legal Proceedings, within this Form 10-Q.

Sources of Liquidity

In addition to the $86 million excess cash held at the parent company and liquidity provided through our business operations, we have various potential sources of capital.

Liquidity Available from Subsidiaries

Our two principal domestic broker-dealer subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At March 31, 2010, both of these brokerage subsidiaries far exceeded their minimum net capital requirements. At that date, these subsidiaries had excess net capital of $372 million, of which approximately $172 million is available for dividend (subject to regulatory approval or other restrictions) while still maintaining a capital level well above regulatory guidelines.

Subject to 30-day notification and in some cases approval by the Office of Thrift Supervision (“OTS”), RJ Bank may pay dividends to the parent company as long as RJ Bank maintains its “well capitalized” status under bank regulatory capital guidelines. RJ Bank has approximately $109 million of capital in excess of the amount it would need as of March 31, 2010 to maintain a total capital to risk-weighted assets ratio of 12%, which is our internal target ratio. See further discussion of RJ Bank’s ability to pay dividends in Note 25 pages 132 - 135 in our 2009 Form 10-K.

Liquidity available to us from our subsidiaries, other than our broker-dealer subsidiaries and RJ Bank, is not limited by regulatory requirements, but is relatively insignificant.

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements as of March 31, 2010:

	Committed	Committed	Uncommitted	Uncommitted	Total Financing
	Unsecured	Collateralized	Collateralized	Unsecured	Arrangements
(in 000’s)

RJ&A (with third party lenders)	$ -	$ 325,000	$ 185,100	$ 250,000	$ 760,100
RJ Bank	10,000	-	-	-	10,000

Total	$ 10,000	$ 325,000	$ 185,100	$ 250,000	$ 770,100

At March 31, 2010, we maintained four 364-day committed and several uncommitted financing arrangements denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At March 31, 2010, the aggregate domestic facilities were $770.1 million and the Canadian line of credit was CDN $20 million. Lenders are under no obligation to lend to us under uncommitted lines. Committed facilities provided by commercial banks in the name of RJ&A include a $75 million bilateral repurchase agreement, a $150 million tri-party repurchase agreement and a $100 million secured line of credit.

A $100 million committed and unsecured revolving credit facility in the name of RJF expired under its terms on February 4, 2010. We elected not to renew this revolving credit facility upon its expiration. There were no borrowings made under this facility since its inception on February 6, 2009.

RJ&A maintains $185.1 million in uncommitted secured facilities provided by commercial banks. Unsecured, uncommitted loan facilities available to RJ&A totaled $250 million.

RJ Bank has a $10 million committed unsecured line of credit provided by a commercial bank for the sole purpose of purchasing Fed Funds to meet short-term and unexpected funding needs.

We maintain three unsecured settlement lines of credit available to our Argentina joint venture in the agreement amount of $13.4 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. At March 31, 2010, there was $70,000 in outstanding borrowings on the guaranteed line and no outstanding balance on the other two lines of credit.

RJ Bank had $50 million and $950 million in FHLB advances outstanding at March 31, 2010 and September 30, 2009, respectively. The advances balance outstanding at March 31, 2010 is comprised of several short-term fixed rate advances. The advances balance outstanding as of September 30, 2009 included a $900 million overnight advance made to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. This $900 million advance was repaid on October 1, 2009. RJ Bank had $1 billion in immediate credit available from the FHLB on March 31, 2010 and total available credit of 40% of total assets from the FHLB with the pledge of additional collateral. See Note 9 of the Notes to Condensed Consolidated Financial Statements within this Form 10-Q for more information.

At March 31, 2010, there were collateralized financings outstanding in the amount of $74 million which are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statements of Financial Condition. Such financings are collateralized by non-customer, RJ&A owned securities.

As more fully described in Note 1 pages 78 - 79 in our 2009 Form 10-K, from time to time we purchase short-term securities under agreements to repurchase (“reverse repurchase agreements”) and sell securities under agreements to repurchase (“repurchase agreements”). We account for each of these types of transactions as collateralized financings. The average daily balance outstanding during the quarter-ended and the period ended balances for repurchase agreements and reverse repurchase agreements as of March 31, 2010 and September 30, 2009 are as follows:

	Repurchase Transactions		Reverse Repurchase Transactions
	Average	End of	Average	End of
	Daily	Period	Daily	Period
	Balance	Balance	Balance	Balance
For the Quarter Ended:	Outstanding	Outstanding	Outstanding	Outstanding
(in 000’s)

March 31, 2010	$ 12,720	$ 73,650	$ 332,867	$ 379,538
September 30, 2009(1)	99,515	102,758	783,416	2,306,186

(1)
The $2.3 billion end of period balance in reverse repurchase transactions as of September 30, 2009 was approximately $1.5 billion higher than the $783 million average daily balance outstanding during that quarter primarily as a result of RJ Bank investing $2 billion in reverse repurchase agreements as a component of its meeting the qualified thrift lender test as of September 30, 2009.  Refer to page 11 of our 2009 Form 10-K for further discussion of this point in time test.

At March 31, 2010 and September 30, 2009, we had corporate debt of $358 million and $359 million, respectively. This debt balance at March 31, 2010 is comprised of $300 million in senior notes which are due August, 2019 and a $58 million mortgage loan associated with the financing of our headquarters home-office complex.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard and Poor’s	BBB	Negative
Moody’s Investor Service	Baa2	Negative

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

Other Sources of Liquidity

We own a significant number of life insurance policies utilized to fund certain non-qualified deferred compensation plans. We are able to borrow up to 90% of the cash surrender value of these policies which have a recorded value of $138 million as of March 31, 2010. There are no borrowings outstanding against these policies as of March 31, 2010.

On May 29, 2009 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when opportune. In August, 2009 we sold $300 million in aggregate principal amount of 8.60% senior notes due in August, 2019 through a registered underwritten public offering. The May 29, 2009 registration statement is still effective and could facilitate future capital raising activities.

Statement of Financial Condition Analysis

Our statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The items presented in our statement of financial condition are primarily liquid in nature, providing us with flexibility in financing our business. Total assets of $15.3 billion at March 31, 2010 were down approximately 16% from September 30, 2009. Most of this decrease is due to the transactions associated with the point-in-time regulatory balance sheet composition requirements of RJ Bank. See Note 21 on page 127 of our 2009 Form 10-K for discussion of the September 30, 2009 point-in-time test.

As of March 31, 2010, our liabilities are comprised primarily of deposits of $6.7 billion at RJ Bank and brokerage client payables of $3.3 billion at the broker-dealer subsidiaries, as well as deposits held on stock loan transactions of $1.3 billion. To meet our obligations to clients, at March 31, 2010 we had approximately $3.2 billion in cash and segregated assets. We also have $6.2 billion in loans at RJ Bank and client brokerage receivables of $1.6 billion.

Contractual Obligations, Commitments and Contingencies

RJ&A and RJFS have been subject to ongoing investigations in connection with their sale of Auction Rate Securities (“ARS”). Refer to the discussion of this matter on page 48 of our 2009 Form 10-K and in Part II, Item 1, “Legal Proceedings” of this Form 10-Q. As of March 31, 2010, approximately two-thirds of the remaining $747 million of ARS currently held by our clients have been issued by funds of Nuveen Investments, a large mutual fund sponsor. Nuveen has been pursuing alternatives to refinance the ARS issued by its funds, and has redeemed several ARS issues recently. However, Nuveen recently announced a moratorium on their efforts due to an inquiry by the common shareholders of many of their funds. There can be no assurance if or when Nuveen's refinancings will resume.

Other than the update to the ARS matter described above, there has been no material change in our contractual obligations, commitments and contingencies other than in the ordinary course of business since the end of fiscal 2009. See Note 16 pages 114 - 116 of the Notes to the Consolidated Financial Statements in our 2009 Form 10-K, Contractual Obligations, Commitments and Contingencies on pages 47 - 49 in our 2009 Form 10-K and Note 12 of these Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our commitments and contingencies. In addition, see Part II, Item 1, “Legal Proceedings,” of this Form 10-Q for additional discussion of the ARS matter and the potential implications of its resolution on our current liquidity position.

Regulatory

The following discussion should be read in conjunction with the Regulatory section on pages 49 - 50 of our 2009 Form 10-K.

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of March 31, 2010.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the three-month period ended March 31, 2010.

Management believes that RJ Bank meets all capital adequacy requirements to which it is subject as of March 31, 2010.

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

Factors Affecting “Forward-Looking Statements”

From time to time, we may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, liquidity, business prospects, allowance for loan loss levels at RJ Bank, projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, auction rate securities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I on pages 15 - 22 included in the 2009 Form 10-K and in Item 1A of Part II of this report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements.

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

As of March 31, 2010, 9.6% of our total assets and 1% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $173 million as of March 31, 2010 and represent 11.8% of our assets measured at fair value. Our investments in private equity comprise $158 million or 91% of those Level 3 assets.  Financial instruments which are liabilities categorized as Level 3 amount to $84,000 as of March 31, 2010 and represent less than 1% of liabilities measured at fair value.

See Notes 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment.  Of our total goodwill of $63 million, $33 million arose from our acquisition of Goepel McDermid, Inc. (now RJ Ltd.) which occurred during fiscal year 2001, and $30 million arose from our acquisition of Roney & Co. (now part of RJ&A) which occurred during fiscal year 1999.  This goodwill was allocated to the reporting units, $46 million was allocated to the PCG segment and $17 million was allocated to the Capital Markets segment. We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the equity of a reporting unit below its carrying value.  This impairment testing involves assigning tangible assets and liabilities, identified intangible assets and goodwill to the reporting units and comparing the fair value of the equity of each reporting unit to its carrying value.

In our determination of the reporting unit fair value of equity, we use a combination of the income approach and the market approach. Under the income approach, we use discounted cash flow models applied to each respective reporting unit. Under the market approach, we calculate an estimated fair value based on a combination of the multiples of earnings of guideline companies in the brokerage and capital markets industry that are publicly traded on organized exchanges, and the book value of comparable transactions. The estimated fair value of the equity of the reporting unit resulting from each of these valuation approaches is dependent upon a number of significant management assumptions. The valuation result from the income approach is dependent upon estimates of future business unit revenues and costs, such estimates are subject to critical assumptions regarding the nature and health of financial markets in future years as well as the discount rate to apply to the projected future cash flows. The valuation result from the market approach is dependent upon the selection of the comparable guideline companies and transactions and the earnings multiple applied to each respective reporting units’ projected earnings. Finally, significant management judgment is applied in determining the weight assigned to the outcome of the market approach and the income approach, which results in one single estimate of the fair value of the equity of the reporting unit.

During the quarter just ended, we updated our income approach and market approach valuation models as of December 31, 2009 for the PCG and Capital Markets reporting units which have an allocation of goodwill. Based upon all of the above, we concluded that the goodwill allocated to our reporting units was not impaired at December 31, 2009. Further, our valuation estimates for each of those reporting units indicated that the fair values of their equity were substantially in excess of their book carrying values, which include the allocated goodwill. No events occurred during the three month period ended March 31, 2010 that would cause us to update the annual impairment testing we performed as of December 31, 2009.

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

At March 31, 2010, the amortized cost of all RJ Bank loans was $6.4 billion and an allowance for loan losses of $148.4 million was recorded against that balance. The total allowance for loan losses is equal to 2.32% of the amortized cost of the loan portfolio.

The following table allocates RJ Bank’s allowance for loan losses by loan category:

	March 31, 2010		September 30, 2009
		Loan Category		Loan Category
		as a % of		as a % of
		Total Loans		Total Loans
	Allowance	Receivable	Allowance	Receivable
	($ in 000’s)

Commercial Loans	$ 10,928	12%	$ 15,279	13%
Real Estate Construction Loans	1,473	1%	3,237	3%
Commercial Real Estate Loans (1)	103,209	52%	103,580	49%
Residential Mortgage Loans	32,674	35%	28,088	35%
Consumer Loans	74	-	88	-

Total	$ 148,358	100%	$ 150,272	100%

(1)	Loans wholly or partially secured by real estate.

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

In February 2008, the FASB issued new guidance applicable to the accounting for transfers of financial assets and repurchase financing transactions. This new guidance addresses the issue of whether these transactions should be viewed as two separate transactions or as one "linked" transaction. The guidance includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. This new pronouncement is effective for fiscal years beginning after November 15, 2008. Accordingly, we have adopted this new guidance effective October 1, 2009. This new guidance applies only to original transfers made after that date. Since our adoption, this new guidance has not had a significant impact on our financial statements.

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

As of March 31, 2010, the absolute fixed income and equity inventory position limits excluding contractual underwriting commitments for our domestic subsidiaries, were $1.96 billion and $69.8 million, respectively. These same inventory limits for RJ Ltd. as of March 31, 2010, were CDN $46.1 million and CDN $74.7 million, respectively. Our trading activities in the aggregate were significantly below these limits at March 31, 2010.

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

To calculate VaR, we use historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that we could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year on average over the course of time. During the six months ended March 31, 2010, the reported daily loss in the institutional Fixed Income trading portfolio never exceeded the predicted VaR.

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

The following tables set forth the high, low, and daily average VaR for our overall institutional fixed income portfolio during the six months ended March 31, 2010, and the VAR at March 31, 2010 and September 30, 2009, with the corresponding dollar value of our portfolio:

	Six Months Ended March 31, 2010			VaR at
				March 31,	September 30,
	High	Low	Daily Average	2010	2009
	($ in 000's)

Daily VaR	$ 870	$ 300	$ 566	$ 557	$ 710
Related Portfolio Value (Net)(1)	$ 157,614	$ 192,144	$ 158,069	$ 214,011	$ 180,047
VaR as a Percent of Portfolio Value	0.55%	0.16%	0.39%	0.26%	0.39%

(1)      Portfolio value achieved on the day of the VaR calculation.

The following tables set forth the high, low, and daily average VaR for our overall institutional fixed income portfolio during the six months ended March 31, 2009, and the VAR at March 31, 2009 with the corresponding dollar value of our portfolio:

	Six Months Ended March 31, 2009			VaR at
				March 31,
	High	Low	Daily Average	2009
	($ in 000’s)

Daily VaR	$ 901	$ 296	$ 542	$ 484
Related Portfolio Value (Net) (1)	$ 98,176	$ 97,195	$ 100,543	$ 76,494
VaR as a Percent of Portfolio Value	0.92%	0.30%	0.54%	0.63%

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

RJ Bank maintains an earning asset portfolio that is comprised of mortgage, corporate and consumer loans, as well as mortgage backed securities, collateralized mortgage obligations, securities purchased under resale agreements, Small Business Administration (“SBA”) loan securitizations, deposits at other banks and other investments. Those earning assets are funded by RJ Bank’s obligations to customers and FHLB advances. Based on the current earning asset portfolio of RJ Bank, market risk for RJ Bank is limited primarily to interest rate risk. The current economic environment has led to an extended period of low market interest rates. As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates. During the six months ended March 31, 2010, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising should the economic environment begin to improve. RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

The following table is an analysis of RJ Bank’s estimated net interest income over a twelve month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Changes	Net Interest	Projected Change in
in Rate	Income	Net Interest Income
	($ in 000s)

+300	$253,833	(3.52%)
+200	257,883	(1.99%)
+100	260,048	(1.16%)
-	263,105	-%

The following table presents the amount of RJ Bank’s interest earning assets and interest bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at March 31, 2010:

	Repricing Opportunities
	0 - 6 Months	7 – 12 Months	1 – 5 Years	5 or More Years
	(in 000’s)
Interest Earning Assets:
Loans	$ 4,880,936	$ 555,584	$ 949,878	$ 37,219
Available for sale securities	275,789	39,434	128,243	81,198
Other earning assets	679,018	-	-	-
Total Interest Earning Assets	5,835,743	595,018	1,078,121	118,417
Interest Bearing Liabilities:
Transaction and savings accounts	6,520,392	-	-	-
Certificates of deposit	57,355	25,186	128,526	-
FHLB Advances	5,000	45,000	-	-
Total Interest Bearing Liabilities	$ 6,582,747	$ 70,186	$ 128,526	$ -
GAP	$ (747,004)	$ 524,832	$ 949,595	$ 118,417
Cumulative GAP	$ (747,004)	$ (222,172)	$ 727,423	$ 845,840

The following table shows the distribution of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2010:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)
Commercial Loans	$ 40,739	$ 660,165	$ 700,904
Real Estate Construction Loans	-	72,968	72,968
Commercial Real Estate Loans (1)	9,181	2,799,270	2,808,451
Residential Mortgage Loans	30,805	2,212,786	2,243,591
Consumer Loans	-	296	296

Total Loans	$ 80,725	$ 5,745,485	$ 5,826,210

(1)
Of this amount, $1.1 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of March 31, 2010. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

To mitigate interest rate risk in a significantly rising rate environment, RJ Bank purchased three year term interest rate caps. See Note 10 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.

Equity Price Risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the six months ended March 31, 2010 was CDN $10.3 million.

Foreign Exchange Risk

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of March 31, 2010, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $1.7 million and CDN $1.9 million, respectively.

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

Changes in the allowance for loan losses of RJ Bank were as follows:

	Six Months Ended
	March 31,	March 31,
	2010	2009
	(in 000’s)

Allowance for Loan Losses, Beginning of Period	$ 150,272	$ 88,155
Provision For Loan Losses	42,772	99,849
Net Charge-Offs	(44,686)	(46,661)
Allowance for Loan Losses End of Period	$ 148,358	$ 141,343

Allowance for Loan Losses to Total Bank Loans Outstanding	2.32%	1.84%

Increasing delinquencies in the residential loan portfolio resulting from the prolonged challenging economic conditions, including the high unemployment rate, continued relatively high levels of nonperforming corporate loans, increased reserve rates for criticized real estate loans and, to a lesser extent, the further stratification of the performing residential portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans were the primary factors impacting the provision for loan losses during the six month period ended March 31, 2010. However, the provision for loan losses of $42.8 million for the six months ended March 31, 2010 was significantly lower than the $99.8 million in the prior year six month period.  The large prior year provision included one $28 million corporate loan, and increased reserves and charge-offs due to the then rapid deterioration of the credit markets, a significant decline in commercial real estate values and an increase in projected loss experience on residential mortgage loans.

The following table presents net loan charge-offs and the percentage of these net loan charge-offs to the average outstanding loan balances by loan category (annualized) for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended				Six Months Ended
	March 31, 2010		March 31, 2009		March 31, 2010		March 31, 2009
	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans
	($ in 000’s)

Corporate	$ (13,036)	1.23%	$ (34,151)	2.78%	$ (27,633)	1.29%	$ (37,293)	1.53%
Residential/Consumer	(7,707)	1.34%	(5,625)	0.79%	(17,053)	1.47%	(9,368)	0.66%
Total	$ (20,743)	1.27%	$ (39,776)	2.05%	$ (44,686)	1.35%	$ (46,661)	1.21%

Both corporate and residential/consumer loan charge-offs decreased from the immediately preceding quarter. Corporate charge-offs included $8.7 million related to the sale of distressed debt in the secondary market with the balance taken almost exclusively on commercial acquisition and development loans.  Corporate charge-offs in the prior year quarter included an unexpected charge-off of a single $28 million loan.

The table below presents nonperforming loans and total allowance for loan losses by loan category at March 31, 2010 and September 30, 2009:

	March 31, 2010		September 30, 2009
	Nonperforming Loan Balance	Allowance for Loan Losses Balance	Nonperforming Loan Balance	Allowance for Loan Losses Balance
(in 000’s)

Corporate	$ 58,633	$ (115,610)	$ 86,422	$ (122,096)
Residential/Consumer	82,581	(32,748)	71,960	(28,176)
Total	$ 141,214	$ (148,358)	$ 158,382	$ (150,272)

  The amount of nonperforming loans decreased nearly $17.2 million or 11% during the six months ended March 31, 2010. Corporate nonperforming loans decreased $27.8 million primarily due to the return of three loans to performing status, the default of one commercial real estate loan, loan repayments and charge-offs. This improvement in corporate nonperforming loans was partially offset by an increase of $10.6 million in nonperforming residential loans due to the ongoing economic impact on residential delinquencies. Included in nonperforming residential/consumer loans are $59.7 million in loans for which $34.1 million in charge-offs were previously recorded.

Loan Underwriting Policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 65 - 66 of our 2009 Form 10-K. There have been no material changes in RJ Bank’s underwriting policies during the six months ended March 31, 2010.

Risk Monitoring Process

RJ Bank’s credit risk strategy regarding ongoing risk monitoring and review process for all of its residential, consumer and corporate credit exposures is discussed on pages 66 - 69 of our 2009 Form 10-K. There have been no material changes to those processes and policies during the six months ended March 31, 2010.

Residential and Consumer Loans

Residential mortgage and consumer loan delinquency levels have been increasing at RJ Bank due to the current economic downturn and the high level of unemployment. At March 31, 2010, loans over 30 days delinquent (including nonperforming loans) increased to 4.07% of residential and consumer loans outstanding, compared to 3.62% over 30 days delinquent at September 30, 2009. The total over 30 day delinquent loans increased to $92.2 million or by 4% as compared to the prior quarter.

The following table presents a summary of delinquent residential and consumer loans at March 31, 2010 and September 30, 2009:

	Delinquent Residential and Consumer Loans (Amount)		Delinquent Residential and Consumer Loans As a Percentage of Outstanding Loans Balances
	March 31, 2010	September 30, 2009	March 31, 2010	September 30, 2009
	($ in 000’s)

30-89 days	$ 17,515	$ 19,767	0.77%	0.82%
90 days or more	74,713	67,640	3.30%	2.80%

The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows as of March 31, 2010 and September 30, 2009:

March 31,	September 30,
2010	2009 (1)
($ outstanding as a % of RJ Bank total assets)
5.5% CA(2)	6.1% CA
3.8% NY	4.3% NY
3.4% FL	3.5% FL
1.7% NJ	1.9% NJ
1.3% VA	1.4% VA

(1)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $7.9 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2009 exclude short-term qualifying investments purchased with $2.3 billion of proceeds from additional deposits received through the RJBDP, the majority of which were redirected to other third-party banks participating in the multi-bank program in October 2009, and a $900 million FHLB advance which was repaid on October 1, 2009. The non-GAAP financial measure provided loan portfolio concentration ratios which are more representative of RJ Bank’s ongoing asset levels. Had a GAAP measure of total assets been used in the calculation of these ratios, the resulting percentages for CA, NY, FL, NJ and VA as of September 30, 2009 would have been 4.3%, 3.0%, 2.5%, 1.4% and 1.0% respectively, and would have understated the actual concentrations used in RJ Bank’s credit risk analysis.

(2)	This concentration ratio for the State of California excludes 1.5% for purchased loans that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only; payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At March 31, 2010 and September 30, 2009, these loans totaled $1.4 billion and $1.7 billion, respectively, or approximately 64% of the respective residential mortgage portfolio. A large percentage of these loans were projected to adjust to a lower payment than the current payment, and this percentage is likely to increase in a low interest rate environment. The outstanding balance of interest-only loans at March 31, 2010, based on their contractual terms, are scheduled to reprice and begin amortizing as follows (in 000’s):

March 31, 2010

One year or less	$ 397,553
Over one year through two years	428,842
Over two years through three years	278,510
Over three years through four years	116,117
Over four years through five years	143,804
Over five years	41,270
Total Outstanding Interest-Only Loan Balance	$ 1,406,096

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The LTV/FICO scores of RJ Bank’s residential first mortgage loan portfolio are as follows:

	March 31, 2010	September 30, 2009

Residential First Mortgage
Loan Weighted Average
LTV/FICO (1)	64% / 752	64% / 751

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

RJ Bank estimates that loans with LTV’s between 100% and 120% represent approximately 17% of the residential mortgage loan portfolio and loans with LTV’s in excess of 120% represent approximately 10% of the residential mortgage portfolio. The average estimated LTV is approximately 80% for the total residential loan portfolio. Credit risk management for the residential portfolio utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Corporate Loans

At March 31, 2010, in addition to loans classified as nonperforming, there were two commercial loans totaling $43.7 million that were delinquent greater than 30 days. These loans matured prior to the March 31, 2010 period-end and it is expected that they will be extended prior to the next quarter-end. Criticized loans declined over 35% since September 30, 2009 due to loan upgrades, sales, repayments and charge-offs.

The industry concentrations (top five categories) of RJ Bank’s corporate loans at March 31, 2010 and September 30, 2009 were as follows:

March 31, 2010	September 30, 2009(1)
($ outstanding as a % of RJ Bank total assets)

3.7% Telecommunications	3.7% Healthcare (excluding hospitals)
3.4% Media Communications	3.5% Retail Real Estate
3.3% Retail Real Estate	3.3% Telecommunications
3.2% Consumer Products/Services	3.3% Media Communications
3.0% Hospitality	3.1% Office Properties

(1)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $7.9 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2009 exclude $2.3 billion in additional deposits received through the RJBDP, the majority of which were redirected to other third party banks participating in the multi-bank program in October 2009, and a $900 million FHLB advance which was repaid on October 1, 2009.  The non-GAAP financial measure provided loan portfolio concentration ratios which are more representative of RJ Bank’s ongoing asset levels.  Had a GAAP measure of total assets been used in the calculation of these ratios, the resulting percentages for Healthcare, Retail Real Estate, Telecommunications, Media Communications and Office Properties would have been 2.6%, 2.5%, 2.4%, 2.3% and 2.2%, respectively, and would have understated the actual concentrations used in RJ Bank’s credit risk analysis.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on pages 22 - 23 of our 2009 Form 10-K.

In connection with Auction Rate Securities (“ARS”), our principal broker-dealers, RJ&A and RJFS, have been subject to ongoing investigations, with which they are cooperating fully, by the SEC, the New York Attorney General's Office and Florida’s Office of Financial Regulation. We believe we have meritorious defenses, and therefore, any action by a regulatory authority to compel us to repurchase the outstanding ARS held by our clients would likely be vigorously contested by us. Additional information regarding ARS can be found at http://www.raymondjames.com/auction_rate_preferred.htm. The information on our Internet site is not incorporated by reference.

We, in conjunction with other industry participants, continue to actively seek a solution to ARS’ illiquidity. This includes issuers restructuring and refinancing the ARS, which has met with some success. In April 2008, we announced that customers held approximately $1.9 billion of ARS, which as of March 31, 2010, had declined to approximately $747 million due to the redemption and refinancing of such securities by the issuers of the ARS. Should these restructurings and refinancings continue, then clients’ holdings could be reduced further. However, there can be no assurance these events will continue and recently Nuveen announced a moratorium on redemptions. If we were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or a significant portion of these ARS from certain clients, we would have to have sufficient regulatory capital and cash or borrowing power to do so. Further, if such repurchases were made at par value there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect our results of operations.

At the present time, we do not have sufficient regulatory capital and cash on hand to repurchase all or a significant portion of the outstanding ARS held by our clients. The majority of our cash and capital is held within our subsidiaries. Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sources of Liquidity,” in this Form 10-Q for more information regarding our liquidity available from subsidiaries. Since the total amount of capital available for dividends from our subsidiaries is less than the total ARS amount outstanding at March 31, 2010, were we to repurchase the ARS from our clients we would need to either arrange to finance such a purchase through bank borrowings or  raise cash through a debt or equity offering. Both of which, while possible but not necessarily assured, would take some time. As we currently have an effective universal shelf registration statement on file with the SEC, a public offering could be undertaken within a relatively short period of time, once the terms of any ARS repurchase were ultimately determined. Of course, the receptivity of bank lenders or the private or public capital markets to such a financing would depend on such terms and financial market conditions at the time.

In Defer LP vs. Raymond James Financial, Inc., et al., our motion to dismiss the first amended complaint was granted with leave to re-plead.  A second amended complaint was filed and our motion to dismiss is pending.

In Woodard vs. Raymond James Financial, Inc., et al., an amended complaint was filed in November, 2009 naming as additional defendants the President and a Senior Credit Risk Executive of RJ Bank. We filed a motion to dismiss this amended complaint in January, 2010.

We are a defendant or co-defendant in various other lawsuits and arbitrations incidental to our securities business. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of our management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Item 1A. RISK FACTORS

See Item 1A: Risk Factors, on pages 15 - 22 of our 2009 Form 10-K for a discussion of risk factors that impact our operations and financial results. There have been no material changes in the risk factors as discussed therein.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on our purchases of our own stock, on a monthly basis during the quarter ended March 31, 2010 and for the six months ended March 31, 2010:

	Number of	Average
	Shares Purchased (1)	Price Per Share
First Quarter	137,317	$ 24.21
January 1, 2010 – January 31, 2010	731	$ 24.27
February 1, 2010 – February 28, 2010	933	25.17
March 1, 2010 – March 31, 2010	-	-
Second Quarter	1,664	$ 24.77
Year-to-date	138,981	$ 24.21

(1)
We do not have a formal stock repurchase plan. Since May 2004, our Board of Directors has authorized $150 million for repurchases at the discretion of our Board’s Share Repurchase Committee. As a result, 3,869,008 shares have been repurchased for a total of $87.9 million, leaving $62.1 million available to repurchase shares. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. Accordingly, we purchased no shares in open market transactions during the six months ended March 31, 2010. During the six months ended March 31, 2010, 135,223 shares were purchased for the trust fund that was established and funded to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 19 page 120 of our 2009 Form 10-K for more information on this trust fund). We received 3,758 shares that were surrendered by employees as payment for option exercises during the six months ended March 31, 2010.

We expect to continue paying cash dividends. However, the payment and rate of dividends on our common stock is subject to several factors including operating results, our financial requirements, and the availability of funds from our subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the IIROC and capital covenants in RJ&A loan agreements; and RJ Bank, which may be subject to restrictions by federal banking agencies. Such restrictions have never become applicable with respect to our dividend payments. (See Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for more information on the capital restrictions placed on RJ Bank and our broker-dealer subsidiaries).

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

Shelley Broader, one of our directors, is now employed as a Senior Vice President, South Division, of Sam’s Club, a division of Wal-Mart Stores, Inc.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 6, 2010	/s/ PAUL C. REILLY
Paul C. Reilly
Chief Executive Officer

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Executive Vice President - Finance
and Chief Financial
Officer

EXHIBIT 12.1

STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
(in thousands, except ratio of earnings to fixed charges and preferred stock dividends)

	Six Months Ended
	March 31,		Year Ended September 30,
	2010	2009	2009	2008	2007	2006	2005

Earnings:

Income before income taxes	$ 159,044	$ 114,582	$ 248,774	$ 386,854	$ 392,224	$ 342,066	$ 247,971
Fixed charges	40,509	47,518	75,369	409,300	514,543	309,759	129,894
Less: Preferred stock dividends	-	-	-	-	-	-	-

Earnings	$ 199,553	$ 162,100	$ 324,143	$ 796,154	$ 906,767	$ 651,825	$ 377,865

Fixed charges:

Interest expense	$ 31,250	$ 38,635	$ 56,953	$ 392,229	$ 499,664	$ 296,670	$ 117,789
Estimated interest portion within rental expense	9,259	8,883	18,416	17,071	14,879	13,089	12,105
Preferred stock dividends	-	-	-	-	-	-	-

Total fixed charges	$ 40,509	$ 47,518	$ 75,369	$ 409,300	$ 514,543	$ 309,759	$ 129,894

Ratio of earnings to fixed charges
and preferred stock dividends	4.93	3.41	4.30	1.95	1.76	2.10	2.91

We calculate our ratio of earnings to fixed charges and preferred stock dividends by adding income before income taxes plus fixed charges minus preferred stock dividends and dividing that sum by our fixed charges. Our fixed charges for this ratio consist of interest expense (includes amortization of debt issue costs), the portion of our rental expense deemed to represent interest (calculated as one-third of rental expense), and preferred stock dividends.

EXHIBIT 31.1

CERTIFICATIONS

I, Paul C. Reilly, certify that:

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

Date: May 6, 2010

/s/ PAUL C. REILLY
Paul C. Reilly
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

Date: May 6, 2010

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Executive Vice President – Finance
and Chief Financial Officer

Exhibit 32

CERTIFICATION BY CHIEF EXECUTIVE OFFICER AND CHIEF
FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Raymond James Financial, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ PAUL C. REILLY
Paul. C. Reilly
Chief Executive Officer
May 6, 2010

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Chief Financial Officer
May 6, 2010