Form 10-Q
period 2010-06-30
RAYMOND JAMES FINANCIAL INC
filed 2010-08-06
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2010

or

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

124,253,537 shares of Common Stock as of August 3, 2010

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the Quarter Ended June 30, 2010

	INDEX

		PAGE
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Financial Condition as of June 30, 2010 and September 30, 2009 (unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended June 30, 2010 and June 30, 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flow for the nine months ended June 30, 2010 and June 30, 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72

Item 4.	Controls and Procedures	79

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	79

Item 1A.	Risk Factors	80

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80

Item 3.	Defaults Upon Senior Securities	81

Item 5.	Other Information	81

Item 6.	Exhibits	81

	Signatures	82

PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2010	September 30, 2009
	($ in 000’s)
Assets
Cash and Cash Equivalents	$866,196	$2,306,085
Assets Segregated Pursuant to Regulations and Other Segregated Assets	2,238,133	2,310,261
Securities Purchased under Agreements to Resell and Other Collateralized Financings	291,428	2,306,186
Financial Instruments, at Fair Value:
Trading Instruments	586,930	431,445
Available for Sale Securities	424,344	509,073
Private Equity and Other Investments	311,469	291,389
Receivables:
Brokerage Clients, Net	1,581,174	1,463,136
Stock Borrowed	743,959	416,964
Bank Loans, Net	6,169,613	6,593,973
Brokers-Dealers and Clearing Organizations	120,484	38,610
Other	446,269	540,035
Deposits with Clearing Organizations	81,431	83,799
Prepaid Expenses and Other Assets	326,886	260,427
Investments in Real Estate Partnerships - Held by Variable Interest Entities	275,725	270,139
Property and Equipment, Net	175,603	186,232
Deferred Income Taxes, Net	177,960	156,399
Goodwill	62,575	62,575

Total Assets	$14,880,179	$18,226,728

Liabilities and Equity
Trading Instruments Sold but Not Yet Purchased, at Fair Value	$85,737	$93,376
Securities Sold Under Agreements to Repurchase	143,163	102,758
Payables:
Brokerage Clients	3,259,070	3,789,870
Stock Loaned	1,236,729	490,240
Bank Deposits	6,469,727	9,423,387
Brokers-Dealers and Clearing Organizations	81,364	157,032
Trade and Other	303,178	177,769
Other Borrowings	64,808	980,000
Accrued Compensation, Commissions and Benefits	338,289	330,879
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	75,446	89,244
Corporate Debt	356,748	359,034

Total Liabilities	12,414,259	15,993,589

Commitments and Contingencies (See Note 12)

Equity
Preferred Stock; $.10 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized 350,000,000 Shares; Issued 128,377,957 at June 30, 2010 and 127,039,672 at September 30, 2009	1,234	1,227
Shares Exchangeable into Common Stock; 247,793 at June 30, 2010 and 249,168 at September 30, 2009	3,180	3,198
Additional Paid-In Capital	466,975	416,662
Retained Earnings	1,854,610	1,737,591
Treasury Stock, at Cost, 4,155,702 Common Shares at June 30, 2010 and 3,975,136 Common Shares at September 30, 2009	(89,042)	(84,412)
Accumulated Other Comprehensive Income	(17,565)	(41,803)
Total Equity Attributable to Raymond James Financial, Inc.	2,219,392	2,032,463
Noncontrolling Interests	246,528	200,676
Total Equity	2,465,920	2,233,139

Total Liabilities and Equity	$14,880,179	$18,226,728

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(in 000’s, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Securities Commissions and Fees	$505,246	$405,925	$1,453,699	$1,193,855
Investment Banking	41,914	20,586	112,471	59,320
Investment Advisory Fees	44,318	32,229	130,511	110,954
Interest	92,780	98,037	277,427	349,722
Net Trading Profits	3,047	13,272	24,854	35,213
Financial Service Fees	41,718	30,909	117,786	94,849
Other	34,589	35,965	99,520	80,583
Total Revenues	763,612	636,923	2,216,268	1,924,496

Interest Expense	16,239	7,453	47,489	46,088
Net Revenues	747,373	629,470	2,168,779	1,878,408

Non-Interest Expenses:
Compensation, Commissions and Benefits	513,676	406,809	1,482,174	1,217,965
Communications and Information Processing	29,995	26,690	90,514	91,869
Occupancy and Equipment Costs	26,679	26,299	79,286	77,679
Clearance and Floor Brokerage	9,480	8,377	26,810	24,429
Business Development	18,878	18,652	59,373	62,193
Investment Advisory Fees	6,988	5,049	20,373	17,888
Bank Loan Loss Provision	17,098	29,790	59,870	129,639
Other	29,232	31,114	93,711	77,173
Total Non-Interest Expenses	652,026	552,780	1,912,111	1,698,835

Income Including Noncontrolling Interests and Before Provision for Income Taxes	95,347	76,690	256,668	179,573

Provision for Income Taxes	36,824	29,714	97,337	77,110

Net Income Including Noncontrolling Interests	58,523	46,976	159,331	102,463
Net Income (Loss) Attributable to Noncontrolling Interests	(2,164)	4,381	113	(7,318)
Net Income Attributable to Raymond James Financial, Inc.	$60,687	$42,595	$159,218	$109,781

Net Income per Common Share-Basic	$0.49	$0.35	$1.28	$0.90
Net Income per Common Share-Diluted	$0.48	$0.35	$1.28	$0.90
Weighted Average Common Shares Outstanding-Basic	119,622	117,930	119,180	116,995
Weighted Average Common and Common Equivalent Shares Outstanding-Diluted	120,019	117,951	119,456	117,064

Net Income Attributable to Raymond James Financial, Inc.	$60,687	$42,595	$159,218	$109,781
Other Comprehensive Income, Net of Tax:
Change in Unrealized Loss on Available for Sale Securities and Non-Credit Portion of Other-Than-Temporary Impairment Losses	5,965	17,256	24,259	(19,399)
Change in Currency Translations	(7,516)	10,608	(21)	(13,800)
Total Comprehensive Income	$59,136	$70,459	$183,456	$76,582

Other-Than-Temporary Impairment:
Total Other-than-Temporary Impairment Losses	$(2,264)	$(12,057)	$(19,642)	$(23,582)
Portion of Losses Recognized in Other Comprehensive Income (Before Taxes)	(251)	10,597	11,689	15,386
Net Impairment Losses Recognized in Other Revenue	$(2,515)	$(1,460)	$(7,953)	$(8,196)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued on next page)

	Nine Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net Income Attributable to Raymond James Financial, Inc.	$159,218	$109,781
Net Income (Loss) Attributable to Noncontrolling Interests	113	(7,318)
Net Income Including Noncontrolling Interests	159,331	102,463
Adjustments to Reconcile Net Income Including Noncontrolling Interests to Net Cash Provided by Operating Activities:
Depreciation and Amortization	29,354	25,339
Deferred Income Taxes	(35,565)	(28,977)
Premium and Discount Amortization on Available for Sale Securities and Unrealized/Realized Gain on Other Investments	(13,205)	(9,680)
Other-than-Temporary Impairment on Available for Sale Securities	7,953	8,196
Impairment of and Loss on Sale of Property and Equipment	115	7,278
Gain on Sale of Securitizations and Loans Held for Sale	(864)	(637)
Provision for Loan Loss, Legal Proceedings, Bad Debts and Other Accruals	84,283	141,800
Stock-Based Compensation Expense	32,042	19,498
(Gain) Loss on Company-Owned Life Insurance	(2,484)	11,807

(Increase) Decrease in Operating Assets:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	72,128	(844,206)
Receivables:
Brokerage Clients, Net	(117,658)	462,877
Stock Borrowed	(326,995)	115,773
Brokers-Dealers and Clearing Organizations	(81,874)	60,160
Other	87,630	(80,442)
Securities Purchased Under Agreements to Resell and Other Collateralized Financings, Net of Securities Sold Under Agreements to Repurchase	55,163	(17,346)
Trading Instruments, Net	(150,936)	(68,539)
Proceeds from Sale of Securitizations and Loans Held for Sale	279,916	79,163
Purchase and Origination of Loans Held for Sale	(213,070)	(102,888)
Excess Tax Benefits from Stock-Based Payment Arrangements	137	(2,693)
Prepaid Expenses and Other Assets	(16,828)	80,701

Increase (Decrease) in Operating Liabilities:
Payables:
Brokerage Clients	(530,800)	759,286
Stock Loaned	746,489	(117,833)
Brokers-Dealers and Clearing Organizations	(75,668)	(203,482)
Trade and Other	11,395	92,984
Accrued Compensation, Commissions and Benefits	8,841	(86,301)

Net Cash Provided by Operating Activities	8,830	404,301

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)
(continued)

	Nine Months Ended June 30,
	2010	2009
Cash Flows from Investing Activities:
Additions to Property and Equipment, Net	(17,979)	(28,996)
Decrease (Increase) in Loans, Net	351,926	(106,536)
Purchases of Private Equity and Other Investments, Net	(6,773)	(34,240)
Investments in Company-Owned Life Insurance	(12,521)	(12,000)
Investments in Real Estate Partnerships-Held by Variable Interest Entities	(5,586)	(33,261)
Repayments of Loans by Investor Members of Variable Interest Entities Related to Investments in Real Estate Partnerships	465	1,661
Decrease (Increase) in Securities Purchased Under Agreements to Resell, Net	2,000,000	365,000
Purchases of Available for Sale Securities	-	(102,516)
Available for Sale Securities Maturations and Repayments	115,215	104,583

Net Cash Provided by Investing Activities	2,424,747	153,695

Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, Net	14,808	468
Repayments of Borrowings, Net	(932,290)	(2,102,398)
Proceeds from Borrowed Funds Related to Company-Owned Life Insurance	-	38,120
Proceeds from Borrowed Funds Related to Investments by Variable Interest Entities in Real Estate Partnerships	3,197	3,712
Repayments of Borrowed Funds Related to Investments by Variable Interest Entities in Real Estate Partnerships	(16,995)	(18,221)
Proceeds from Capital Contributed to Variable Interest Entities Related to Investments in Real Estate Partnerships	39,809	28,266
Exercise of Stock Options and Employee Stock Purchases	15,698	22,385
Decrease in Bank Deposits	(2,953,660)	(1,136,899)
Purchase of Treasury Stock	(3,362)	(6,563)
Dividends on Common Stock	(42,200)	(40,464)
Excess Tax Benefits from Stock-Based Payment Arrangements	(137)	2,693

Net Cash Used in Financing Activities	(3,875,132)	(3,208,901)

Currency Adjustment:
Effect of Exchange Rate Changes on Cash	1,666	(11,025)
Net Decrease in Cash and Cash Equivalents	(1,439,889)	(2,661,930)
Cash Reduced by Deconsolidation of Certain Internally Sponsored Private Equity Limited Partnerships	-	(6,217)
Cash and Cash Equivalents at Beginning of Year	2,306,085	3,207,493

Cash and Cash Equivalents at End of Period	$866,196	$539,346

Supplemental Disclosures:
Cash Paid for Interest	$37,689	$47,914
Cash Paid for Income Taxes	$121,118	$98,078
Non-Cash Transfers of Loans to Other Real Estate Owned	$32,947	$12,550

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010

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

Reclassifications and Update of Significant Accounting Policies

Prior to October 1, 2009, we reported minority interest within mezzanine equity on our consolidated statements of financial condition and in minority interest in earnings of subsidiaries in our computation of net income. Effective October 1, 2009, we implemented new Financial Accounting Standards Board (“FASB”) guidance under which we now present noncontrolling interests as a component of equity. We have reclassified certain amounts previously reported in prior quarterly and year-to-date financial statements to retrospectively reflect noncontrolling interest within equity and to allocate net income (loss) between noncontrolling and our own interests.

Effective October 1, 2009 we implemented new FASB guidance regarding the computation of earnings per share which impacted the prior year computations. See Note 17 of these Notes to Condensed Consolidated Financial Statements for discussion of the change in method and its impact on prior quarterly and year-to-date periods.

Certain other prior period amounts, none of which are material, have been reclassified to conform to the current presentation.

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

The following are financial instruments that are cash and cash equivalents or other investment balances which are readily convertible into cash as of June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009
	(in 000's)
Cash and Cash Equivalents:
Cash in banks	$838,880	$1,085,202
U. S. Treasury securities(1)	-	1,206,914
Money market investments	27,316	13,969
Total cash and cash equivalents	866,196	2,306,085

Cash and securities segregated pursuant to federal regulations and other segregated assets(2)	2,238,133	2,310,261
Deposits with clearing organizations(3)	81,431	83,799
	$3,185,760	$4,700,145

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and September 30, 2009 are presented below:

June 30, 2010 (in 000’s)	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)		Netting Adjustments(2)	Balance as of June 30, 2010

Assets:
Trading Instruments:
Municipal and Provincial Obligations	$7	$150,647	$6,156		$-	$156,810
Corporate Obligations	4,436	24,285	-		-	28,721
Government and Agency Obligations	34,990	12,717	-		-	47,707
Agency Mortgage Backed Securities (“MBS”) and Collateralized Mortgage Obligations (“CMOs”)	5	241,888	-		-	241,893
Non-Agency CMOs and Asset Backed Securities (“ABS”)	-	9,327	4,966		-	14,293
Total Debt Securities	39,438	438,864	11,122		-	489,424
Derivative Contracts	-	91,397	-		(64,896)	26,501
Equity Securities	65,924	1,310	6		-	67,240
Other Securities	120	1,999	1,646		-	3,765
Total Trading Instruments	105,482	533,570	12,774		(64,896)	586,930

Available for Sale Securities:
Agency MBS and CMOs	-	206,862	-		-	206,862
Non-Agency CMOs	-	211,432	1,033		-	212,465
Other Securities	8	5,009	-		-	5,017
Total Available for Sale Securities	8	423,303	1,033		-	424,344

Private Equity and Other Investments:
Private Equity Investments	-	-	163,146	(3)	-	163,146
Other Investments	141,905	6,372	46		-	148,323
Total Private Equity and Other Investments	141,905	6,372	163,192		-	311,469

Other Assets	-	11	-		-	11
Total	$247,395	$963,256	$176,999		$(64,896)	$1,322,754

Liabilities:
Trading Instruments Sold but Not Yet Purchased:
Municipal and Provincial Obligations	$-	$89	$-		$-	$89
Corporate Obligations	33	712	-		-	745
Government Obligations	66,850	42	-		-	66,892
Agency MBS and CMOs	561	58	-		-	619
Total Debt Securities	67,444	901	-		-	68,345
Derivative Contracts	-	73,123	-		(64,500)	8,623
Equity Securities	8,610	159	-		-	8,769
Total Trading Instruments Sold but Not Yet Purchased	76,054	74,183	-		(64,500)	85,737

Other Liabilities	-	6	46		-	52
Total	$76,054	$74,189	$46		$(64,500)	$85,789

(1)
We had no significant transfers of financial instruments between Level 1 and Level 2 during the period ended June 30, 2010.  Our policy is to use the end of each respective quarterly reporting period to determine when transfers of financial instruments between levels are recognized.

(2)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)
Includes $86.7 million in private equity investments of which the weighted average portion we own is approximately 20%.  The portion of this investment we do not own becomes a component of Noncontrolling Interests on our Condensed Consolidated Statements of Financial Condition, and amounted to $69.5 million of that total as of June 30, 2010.

September 30, 2009 (in 000’s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Netting Adjustments(1)	Balance as of September 30, 2009

Assets:
Trading Instruments:
Municipal and Provincial Obligations	$21	$129,897	$5,316		$-	$135,234
Corporate Obligations	4,369	16,317	-		-	20,686
Government and Agency Obligations	39,365	7,660	-		-	47,025
Agency MBS and CMOs	10	95,336	-		-	95,346
Non-Agency CMOs and ABS	-	37,852	10,915		-	48,767
Total Debt Securities	43,765	287,062	16,231		-	347,058
Derivative Contracts	-	104,956	222		(74,255)	30,923
Equity Securities	49,006	1,337	-		-	50,343
Other Securities	37	2,165	919		-	3,121
Total Trading Instruments	92,808	395,520	17,372		(74,255)	431,445

Available for Sale Securities:
Agency MBS and CMOs	-	272,892	-		-	272,892
Non-Agency CMOs	-	228,567	2,596		-	231,163
Other Securities	8	5,010	-		-	5,018
Total Available for Sale Securities	8	506,469	2,596		-	509,073

Private Equity and Other Investments:
Private Equity Investments	-	-	142,671	(2)	-	142,671
Other Investments	143,545	4,946	227		-	148,718
Total Private Equity and Other Investments	143,545	4,946	142,898		-	291,389

Other Assets	-	322	-		-	322
Total	$236,361	$907,257	$162,866		$(74,255)	$1,232,229

Liabilities:
Trading Instruments Sold but Not Yet Purchased:
Municipal and Provincial Obligations	$-	$241	$-		$-	$241
Corporate Obligations	-	478	-		-	478
Government Obligations	55,327	-	-		-	55,327
Agency MBS and CMOs	302	360	-		-	662
Total Debt Securities	55,629	1,079	-		-	56,708
Derivative Contracts	-	85,375	-		(81,518)	3,857
Equity Securities	29,367	3,353	-		-	32,720
Other Securities	-	91	-		-	91
Total Trading Instruments Sold but Not Yet Purchased	84,996	89,898	-		(81,518)	93,376

Other Liabilities	-	6	59		-	65
Total	$84,996	$89,904	$59		$(81,518)	$93,441

(1)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

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

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended June 30, 2010 and 2009 are presented below:

	Level 3 Financial Assets at Fair Value
Three Months Ended June 30, 2010 (in 000’s)	Fair Value, March 31, 2010	Total Realized /Unrealized Gains/(Losses) Included in Earnings	Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers Into Level 3	Transfers Out of Level 3	Fair Value, June 30, 2010	Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at June 30, 2010

Assets:
Trading Instruments:
Municipal and Provincial Obligations	$5,581	$575	$-	$-	$-	$-	$6,156	$575
Non-Agency CMOs and ABS	6,145	(95)	-	(1,084)	-	-	4,966	177
Derivative Contracts	13	(13)	-	-	-	-	-	-
Equity Securities	-	-	-	6	-	-	6	-
Other Securities	1,574	86	-	(14)	-	-	1,646	86

Available for Sale Securities:
Non-Agency CMOs	1,623	(202)	(300)	(88)	-	-	1,033	(202)

Private Equity and Other Investments:
Private Equity Investments	157,797	2,425 (1)	-	2,924	-	-	163,146	2,425
Other Investments	222	249	-	(425)	-	-	46	1

Liabilities:
Derivative Contracts	$(38)	$38	$-	$-	$-	$-	$-	$-
Other Liabilities	(46)	-	-	-	-	-	(46)	-

(1)
Primarily results from valuation adjustments of certain private equity investments. Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $2.7 million which is included in net income attributable to RJF (after noncontrolling interests), the noncontrolling interests share of the net valuation adjustments was a loss of approximately $300,000.

	Level 3 Financial Assets at Fair Value
Nine Months Ended June 30, 2010 (in 000’s)	Fair Value, September 30, 2009	Total Realized /Unrealized Gains/(Losses) Included in Earnings	Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers Into Level 3	Transfers Out of Level 3	Fair Value, June 30, 2010	Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at June 30, 2010

Assets:
Trading Instruments:
Municipal and Provincial Obligations	$5,316	$840	$-	$-	$-	$-	$6,156	$840
Non-Agency CMOs and ABS	10,915	(591)	-	(5,358)	-	-	4,966	165
Derivative Contracts	222	(222)	-	-	-	-	-	-
Equity Securities	-	-	-	6	-	-	6	-
Other Securities	919	720	-	7	-	-	1,646	719

Available for Sale Securities:
Non-Agency CMOs	2,596	(2,526)	1,269	(306)	-	-	1,033	(2,526)

Private Equity and Other Investments:
Private Equity Investments	142,671	14,498 (1)	-	5,977	-	-	163,146	14,498
Other Investments	227	244	-	(425)	-	-	46	(4)

Liabilities:
Other Liabilities	(59)	13	-	-	-	-	(46)	(7)

(1)
Primarily results from valuation adjustments of certain private equity investments. Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $4.2 million which is included in net income attributable to RJF (after noncontrolling interests), the noncontrolling interests share of the net valuation adjustments was a gain of approximately $10.3 million.

	Level 3 Financial Assets at Fair Value
Three Months Ended June 30, 2009 (in 000’s)	Fair Value, March 31, 2009	Total Realized /Unrealized Gains/(Losses) Included in Earnings	Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers In and/or Out of Level 3	Fair Value, June 30, 2009	Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at June 30, 2009

Assets:
Trading Instruments:
Municipal and Provincial Obligations	$7,962	$(52)	$-	$(138)	$-	$7,772	$(80)
Corporate Obligations	3,834	(570)	-	-	-	3,264	(570)
Non-Agency CMOs and ABS	15,484	(2,173)	-	(415)	-	12,896	-
Other Securities	-	-	-	21	-	21	-

Available for Sale Securities:
Non-Agency CMOs	5,323	(1,312)	997	(155)	-	4,853	(1,312)

Private Equity and Other Investments:
Private Equity Investments	130,902	9,504 (1)	-	(298)	-	140,108	9,504
Other Investments	221	1	-	4	-	226	1

Liabilities:
Other Liabilities	$(253)	$69	$-	$-	$-	$(184)	$(2)
(1)
Includes $12.1 million of income from the valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, only $1.8 million of the gain is included in net income attributable to RJF (after noncontrolling interests).

	Level 3 Financial Assets at Fair Value
Nine Months Ended June 30, 2009 (in 000’s)	Fair Value, September 30, 2008	Total Realized /Unrealized Gains/(Losses) Included in Earnings	Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net		Transfers In and/or Out of Level 3		Fair Value, June 30, 2009	Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at June 30, 2009

Assets:
Trading Instruments:
Municipal and Provincial Obligations	$7,107	$(468)	$-	$1,133		$-		$7,772	$(496)
Corporate Obligations	-	(708)	-	138		3,834	(1)	3,264	(708)
Non-Agency CMOs and ABS	20,220	(4,786)	-	(2,538)		-		12,896	(2,996)
Other Securities	-	-	-	21		-		21	-

Available for Sale Securities:
Non-Agency CMOs	8,710	(7,279)	3,653	(231)		-		4,853	(7,279)

Private Equity and Other Investments:
Private Equity Investments	153,282	9,129 (2)	-	(22,303	)(3)	-		140,108	9,257
Other Investments	844	133	-	(751)		-		226	(129)

Liabilities:
Other Liabilities	$(178)	$(6)	$-	$-		$-		$(184)	$(111)

(1)	The level classification transfer of a corporate obligation was driven by changes in the price transparency for the security. This classification transfer occurred as of March 31, 2009.

(2)
Includes $12.1 million of income from the valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, only $1.8 million of the gain is included in net income attributable to RJF (after noncontrolling interests).

(3)
Excluding the impact of the deconsolidation during the three months ended March 31, 2009 of certain internally sponsored private equity limited partnerships, the purchases of private equity investments net of any distributions received was $6.2 million for the period presented.

As of June 30, 2010, 8.9% of our assets and 0.7% of our liabilities are instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2010 represent 13.4% of our assets measured at fair value.  As of June 30, 2009, 6.7% and 0.3% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2009 represented 14.1% of our assets measured at fair value.

Gains and losses (realized and unrealized) included in net income for the three and nine months ended June 30, 2010 and 2009 are reported in net trading profits and other revenues in our Condensed Consolidated Statements of Income as follows:

For the Three Months Ended June 30, 2010 (in 000’s)	Net Trading Profits	Other Revenues

Total gains included in earnings	$815	$2,248
Change in unrealized gains relating to assets still held at reporting date	$839	$2,804

For the Nine Months Ended June 30, 2010 (in 000’s)	Net Trading Profits	Other Revenues

Total gains included in earnings	$1,213	$11,764
Change in unrealized gains relating to assets still held at reporting date	$1,720	$11,966

For the Three Months Ended June 30, 2009 (in 000’s)	Net Trading Profits	Other Revenues

Total gains (losses) included in earnings	$(2,795)	$8,262
Change in unrealized gains (losses) relating to assets still held at reporting date	$(650)	$8,191

For the Nine Months Ended June 30, 2009 (in 000’s)	Net Trading Profits	Other Revenues

Total (losses) gains included in earnings	$(5,962)	$1,977
Change in unrealized (losses) gains relating to assets still held at reporting date	$(4,200)	$1,738

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

Effective October 1, 2009, we adopted new accounting guidance regarding the application of certain fair value accounting pronouncements applicable to nonfinancial assets (such as Other Real Estate Owned ) and nonfinancial liabilities that are not measured at fair value on a recurring basis.  Although goodwill is a nonfinancial asset measured on a nonrecurring basis, it is not included within the table below as the outcome of our most recent annual impairment test performed as of December 31, 2009 concluded that there was no impairment of goodwill. Accordingly, the table below provides information, by level within the fair value hierarchy, for both financial and nonfinancial assets measured at fair value on a nonrecurring basis during the nine month period and held at June 30, 2010.

	Fair Value Measurements
June 30, 2010 (in 000’s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010

Assets at fair value on a nonrecurring basis:
Bank Loans, Net(1)	$-	$9,715	$62,618	$72,333
Other Real Estate Owned (2)	-	18,796	-	18,796

(1)	Includes individual loans classified as held for sale, which were measured at a fair value lower than cost at June 30, 2010.

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

	Fair Value Measurements
September 30, 2009 (in 000’s)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009

Assets at fair value on a nonrecurring basis:
Bank Loans, Net	$-	$-	$69,193	$69,193

The adjustment to fair value of the nonrecurring fair value measures for the nine months ended June 30, 2010 resulted in $26.2 million in additional loan loss provision expense and charge-offs as well as $3.4 million in other losses during the nine month period.

For a discussion of our accounting policies for impairment of loans held for investment, loans held for sale, and other real estate owned, see Note 1 on pages 83 - 85 of our 2009 Form 10-K.

Fair Value Option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of June 30, 2010, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

OTHER FAIR VALUE DISCLOSURES

Many, but not all of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.  Refer to Note 3 pages 92 - 93 of our 2009 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not otherwise recorded at fair value.

The carrying amounts and estimated fair values of our financial instruments that are not carried at fair value at June 30, 2010 and September 30, 2009, respectively, are as follows:

	June 30, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in 000’s)
Financial Assets:
Bank Loans, Net	$6,169,613	$6,173,778	$6,593,973	$6,597,496
Financial Liabilities:
Bank Deposits	6,469,727	6,475,851	9,423,387	9,428,892
Other Borrowings	64,808	65,960	980,000	982,741
Corporate Debt	356,748	410,038	359,034	398,108

NOTE 4 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:

	June 30, 2010		September 30, 2009
	Trading Instruments	Instruments Sold but Not Yet Purchased	Trading Instruments	Instruments Sold but Not Yet Purchased
	(in 000's)

Municipal and Provincial Obligations	$156,810	$89	$135,234	$241
Corporate Obligations	28,721	745	20,686	478
Government and Agency Obligations	47,707	66,892	47,025	55,327
Agency MBS and CMOs	241,893	619	95,346	662
Non-Agency CMOs and ABS	14,293	-	48,767	-
Total Debt Securities	489,424	68,345	347,058	56,708

Derivative Contracts	26,501	8,623	30,923	3,857
Equity Securities	67,240	8,769	50,343	32,721
Other Securities	3,765	-	3,121	90
Total	$586,930	$85,737	$431,445	$93,376

Auction rate securities totaling $5.8 million at June 30, 2010 and September 30, 2009, are predominately included within Municipal and Provincial Obligations presented in the table above. There were no auction rate securities in Trading Instruments Sold but Not Yet Purchased as of either June 30, 2010 or September 30, 2009.

See Note 3 of these Notes to Condensed Consolidated Financial Statements for additional information regarding the fair value of Trading Instruments and Trading Instruments Sold but Not Yet Purchased.

NOTE 5 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of CMOs and other mortgage-related debt securities owned by RJ Bank, and certain equity securities owned by our non-broker-dealer subsidiaries. There were no sales of available for sale securities for either of the nine month periods ended June 30, 2010 or 2009.

The amortized cost and fair values of securities available for sale at June 30, 2010 and September 30, 2009 are as follows:

	June 30, 2010
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency MBS and CMOs	$206,986	$494	$(618)	$206,862
Non-Agency CMOs(1)	271,839	-	(59,374)	212,465
Other Securities	5,000	9	-	5,009

Total RJ Bank Available for Sale Securities	483,825	503	(59,992)	424,336

Other Securities	3	5	-	8

Total Available for Sale Securities	$483,828	$508	$(59,992)	$424,344

(1)	As of June 30, 2010, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in Accumulated Other Comprehensive Income (“AOCI”) was $32.1 million (before taxes).

	September 30, 2009
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency MBS and CMOs	$275,995	$213	$(3,316)	$272,892
Non-Agency CMOs(1)	325,823	-	(94,660)	231,163
Other Securities	5,000	10	-	5,010

Total RJ Bank Available for Sale Securities	606,818	223	(97,976)	509,065

Other Securities	3	5	-	8

Total Available for Sale Securities	$606,821	$228	$(97,976)	$509,073

(1)	As of September 30, 2009, the non-credit portion of OTTI recorded in AOCI was $20.5 million (before taxes).

See Note 3 of these Notes to Condensed Consolidated Financial Statements for additional information regarding the fair value of Available for Sale Securities.

Since RJ Bank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The contractual maturities, carrying values, and current yields for RJ Bank's available for sale securities at June 30, 2010 are as follows:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
	($ in 000’s)

Agency MBS & CMOs	$-	-	$-	-	$86,326	0.88%	$120,536	0.83%	$206,862	0.84%
Non-Agency CMOs	-	-	-	-	-	-	212,465	5.51%	212,465	5.51%
Other Securities	5,009	0.56%	-	-	-	-	-	-	5,009	0.56%
	$5,009		$-		$86,326		$333,001		$424,336

Impaired Securities

For a further discussion of our Available for Sale Securities’ accounting policies, including the fair value determination process, see Note 1 pages 80 - 81 in our 2009 Form 10-K.

RJ Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2010 and September 30, 2009 are as follows:

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in 000’s)

Agency MBS and CMOs	$1,714	$(3)	$103,450	$(615)	$105,164	$(618)
Non-Agency CMOs	-	-	212,465	(59,374)	212,465	(59,374)

Total Impaired Securities	$1,714	$(3)	$315,915	$(59,989)	$317,629	$(59,992)

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in 000’s)

Agency MBS and CMOs	$85,500	$(873)	$167,952	$(2,443)	$253,452	$(3,316)
Non-Agency CMOs	-	-	231,163	(94,660)	231,163	(94,660)

Total Impaired Securities	$85,500	$(873)	$399,115	$(97,103)	$484,615	$(97,976)

The reference point for determining when securities are in a loss position is the reporting period-end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), both of which were placed under the conservatorship of the U.S. Government on September 7, 2008, as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency mortgage-backed securities. At June 30, 2010, of the 44 U.S. government-sponsored enterprise mortgage-backed securities in an unrealized loss position, six were in a continuous unrealized loss position for less than 12 months and 38 for 12 months or more. The unrealized losses at June 30, 2010 were primarily due to the continued illiquidity and uncertainty in the markets. We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-Agency CMOs

As of June 30, 2010 and including subsequent ratings changes, $15.4 million of the non-agency CMOs were rated AAA by two rating agencies, and $197.1 million were rated less than AAA by at least one rating agency. At June 30, 2010, all of the 27 non-agency CMOs were in a continuous unrealized loss position for 12 months or more. All of the non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as loan to value (“LTV”) ratio, credit scores, property type, location, and level of credit enhancement. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, projected losses, and coverage are reviewed monthly by management. Only those non-agency CMOs whose entire amortized cost basis we do not expect to recover are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the valuation of non-agency CMOs as of June 30, 2010 are as follows:

	June 30, 2010
	Range	Weighted Average(1)

Default Rate	2.5% - 31.5%	13.9%
Loss Severity	15.0% - 51.1%	36.3%
Prepayment Rate	8.2% - 67.4%	20.3%

(1)	Represents the expected activity for the next twelve months.

Although there is no intent to sell our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within this portfolio, and therefore, we recorded $2.5 million of OTTI in other revenue and reversed $251,000 from AOCI for the three months ended June 30, 2010. We recorded $7.9 million of OTTI in other revenue and recorded $11.7 million in AOCI for the nine months ended June 30, 2010.

For certain securities which were identified as other-than-temporarily impaired during the three months ended June 30, 2009, we recorded $1.5 million of OTTI in other revenue and $10.6 million in AOCI. For the nine months ended June 30, 2009, we recorded $8.2 million of OTTI in other revenue and $15.4 million in AOCI.

Changes in the amount related to credit losses recognized in earnings on available for sale securities are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in 000’s)

Amount related to credit losses on securities we held at the beginning of the period	$19,869	$11,605	$17,762	$4,869
Additions to the amount related to credit loss for which an OTTI was not previously recognized	300	1,430	2,905	6,806
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	2,215	30	5,048	1,390
Decreases to the amount related to credit losses for worthless securities	(3,038)	-	(6,369)	-
Amount related to credit losses on securities we held at the end of the period	$19,346	$13,065	$19,346	$13,065

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

The following table presents the balance and associated percentage of each major loan category in RJ Bank's portfolio, including loans receivable and loans held for sale as of June 30, 2010 and September 30, 2009:

	June 30, 2010		September 30, 2009
	Balance	%	Balance	%
	($ in 000’s)

Commercial Loans	$683,658	11%	$851,657	13%
Real Estate Construction Loans	91,263	2%	163,951	3%
Commercial Real Estate Loans (1)	3,455,761	54%	3,343,989	49%
Residential Mortgage Loans	2,097,492	33%	2,398,822	35%
Consumer Loans	25,485	-	22,816	-
Total Loans	6,353,659	100%	6,781,235	100%
Net Unearned Income and Deferred Expenses (2)	(36,955)		(36,990)
Allowance for Loan Losses	(147,091)		(150,272)
	(184,046)		(187,262)
Loans, Net	$6,169,613		$6,593,973

(1)
Of this amount, $1 billion and $1.2 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of June 30, 2010 and September 30, 2009, respectively. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

(2)	Includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At June 30, 2010 and September 30, 2009, RJ Bank had $50 million and $950 million, respectively, in FHLB advances outstanding which were secured by a blanket lien on RJ Bank's residential mortgage loan portfolio. See Note 9 of these Notes to Condensed Consolidated Financial Statements for more information regarding the FHLB advances.

At June 30, 2010 and September 30, 2009, RJ Bank had $27.9 million and $40.5 million in loans held for sale, respectively. RJ Bank's net gain from the sale of these loans held for sale was $260,000 and $496,000, which was recorded in Other Revenues on our Condensed Consolidated Statements of Income for the nine months ended June 30, 2010 and 2009, respectively.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at June 30, 2010, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table:

	Due in
	1 Year or Less	1 Year – 5 Years	> 5 Years	Total
	(in 000’s)

Commercial Loans	$36,055	$538,386	$109,217	$683,658
Real Estate Construction Loans	43,533	47,730	-	91,263
Commercial Real Estate Loans(1)	448,110	2,687,596	320,055	3,455,761
Residential Mortgage Loans	812	12,884	2,083,796	2,097,492
Consumer Loans	25,067	393	25	25,485
Total Loans	$553,577	$3,286,989	$2,513,093	$6,353,659

(1)
Of this amount, $1 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of June 30, 2010. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

The following table shows the comparative data for nonperforming loans and assets:

	June 30, 2010	September 30, 2009
	($ in 000’s)
Nonaccrual Loans:
Corporate	$68,949	$73,961
Residential/Consumer(1)	80,157	55,097
Total	149,106	129,058

Accruing Loans Which are 90 Days Past Due:
Corporate	-	12,461
Residential/Consumer	4,635	16,863
Total	4,635	29,324

Total Nonperforming Loans	153,741	158,382

Real Estate Owned and Other Repossessed Assets, Net:
Corporate	16,755	4,646
Residential/Consumer	6,015	4,045
Total	22,770	8,691

Total Nonperforming Assets, Net	$176,511	$167,073
Total Nonperforming Assets as a % of Total Loans, Net and Other Real Estate Owned, Net	2.85%	2.53%

(1)
Of the total residential/consumer nonaccrual loans, there are residential mortgage loans totaling $65.9 million and $43.8 million as of June 30, 2010 and September 30, 2009, respectively, for which a charge-off had previously been recorded.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $2.4 million and $6.3 million for the three and nine month periods ended June 30, 2010. The interest income recognized on nonperforming loans was $390,000 and $916,000 for the three and nine month periods ended June 30, 2010.

The following table provides a summary of RJ Bank’s impaired loans and troubled debt restructurings included in these impaired loans as of June 30, 2010 and September 30, 2009:

	June 30, 2010		September 30, 2009
	Gross Recorded Investment	Allowance For Losses	Gross Recorded Investment	Allowance For Losses
	(in 000’s)
Impaired Loans with Allowance for Loan Losses: (1)
Corporate	$59,028	$12,113	$68,549	$7,383
Residential/Consumer	4,496	1,447	2,879	1,507
Total	63,524	13,560	71,428	8,890

Impaired Loans without Allowance for Loan Losses:(2)
Corporate	$9,921	$-	$5,411	$-
Residential/Consumer	2,733	-	1,244	-
Total	12,654	-	6,655	-
Total Impaired Loans	$76,178	$13,560	$78,083	$8,890

Troubled Debt Restructurings:
Corporate	$15,948	$5,745	$3,479	$202
Residential/Consumer	6,597	1,062	1,325	186
Total	$22,545	$6,807	$4,804	$388

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)	When the discounted cash flows, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.

As of June 30, 2010 RJ Bank had commitments to lend an additional $557,000 on one nonperforming corporate loan, which was classified as a troubled debt restructuring.  As of September 30, 2009, RJ Bank had commitments to lend an additional $5.2 million on nonperforming loans, which were not classified as troubled debt restructurings.

The average balance of the impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in 000’s)
Average Impaired Loan Balance:
Corporate	$61,558	$81,787	$56,815	$56,839
Residential/Consumer	6,461	4,082	5,463	2,554
Total	$68,019	$85,869	$62,278	$59,393

Interest Income Recognized:
Corporate	$-	$-	$-	$-
Residential/Consumer	28	16	81	25
Total	$28	$16	$81	$25

Changes in the allowance for loan losses at RJ Bank were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	($ in 000’s)

Allowance for Loan Losses, Beginning of Period	$148,358	$141,343	$150,272	$88,155
Provision For Loan Losses	17,098	29,790	59,870	129,639
Charge-Offs:
Commercial Real Estate Loans	(11,633)	(27,166)	(41,289)	(64,460)
Residential Mortgage Loans	(7,046)	(7,220)	(24,879)	(16,898)
Total Charge-Offs	(18,679)	(34,386)	(66,168)	(81,358)
Recoveries:
Commercial Real Estate Loans	80	-	2,103	1
Residential Mortgage Loans	234	281	1,014	591
Total Recoveries	314	281	3,117	592
Net Charge-Offs	(18,365)	(34,105)	(63,051)	(80,766)
Allowance for Loan Losses, End of Period	$147,091	$137,028	$147,091	$137,028

Net Charge-Offs to Average Bank Loans, Net Outstanding (annualized)	1.16%	1.81%	1.29%	1.41%

The reserves for unfunded lending commitments, included in Trade and Other Payables on our Condensed Consolidated Statements of Financial Condition, were $12 million and $9.4 million at June 30, 2010 and September 30, 2009, respectively.

RJ Bank’s net interest income after provision for loan losses for the three months ended June 30, 2010 and 2009 was $45.4 million and $45.8 million, respectively.  RJ Bank’s net interest income after provision for loan losses for the nine months ended June 30, 2010 and 2009 was $135.4 million and $124.4 million, respectively.

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

The following table presents information about the assets, liabilities, and equity of the VIEs which we consolidate and are included within our Condensed Consolidated Statements of Financial Condition. The Noncontrolling Interests presented in this table represent the portion of these net assets which are not ours:

	June 30, 2010	September 30, 2009
	(in 000's)
Assets:
Cash and Cash Equivalents	$14,930	$12,393
Receivables, Other	6,157	2,803
Investments in Real Estate Partnerships – Held by Variable Interest Entities	275,725	270,139
Trust Fund Investment in Raymond James Financial, Inc. Common Stock(1)	15,321	12,120
Prepaid Expenses and Other Assets	17,928	17,195
Total Assets	$330,061	$314,650

Liabilities And Equity:
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships(2)	$75,446	$89,244
Trade and Other Payable	2,418	1,964
Intercompany Payable	12,917	20,033
Total Liabilities	90,781	111,241

RJF Equity	54,099	55,092
Noncontrolling Interests	185,181	148,317
Total Equity	239,280	203,409
Total Liabilities and Equity	$330,061	$314,650

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net income (loss) of the VIEs for the three and nine month periods ended June 30, 2010 and 2009, which we consolidate and are included within our Condensed Consolidated Statements of Income. The Noncontrolling Interests presented in this table represent the portion of the net loss from these VIEs which are not ours.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in 000’s)
Revenues:
Interest	$-	$(98)	$13	$77
Other	1,093	453	3,262	2,342

Total Revenues	1,093	355	3,275	2,419

Interest Expense	1,026	897	3,252	3,608
Net Revenues (Expense)	67	(542)	23	(1,189)

Non-Interest Expenses	2,353	5,149	12,318	13,140

Net Loss Including Noncontrolling Interests	(2,286)	(5,691)	(12,295)	(14,329)

Net Loss Attributable to Noncontrolling Interests	(2,755)	(4,621)	(11,302)	(13,202)

Net Income (Loss) Attributable to RJF	$469	$(1,070)	$(993)	$(1,127)

EIF Funds

We are deemed to be the primary beneficiary, and accordingly, we consolidate the EIF Funds, which have combined assets of approximately $19.2 million and $18.4 million at June 30, 2010 and September 30, 2009, respectively.  None of those assets act as collateral for any obligations of the EIF Funds. Our exposure to loss is limited to our contributions and the non-recourse loans funded to the employee investors, for which their partnership interests serve as collateral. This exposure is approximately $113,000 and $2 million at June 30, 2010 and September 30, 2009, respectively.

Restricted Stock Trust Fund

We are deemed to be the primary beneficiary, and accordingly, consolidate this trust fund used in connection with one of our restricted stock plans. The trust fund has assets of approximately $15.3 million and $12.3 million at June 30, 2010 and September 30, 2009, respectively. None of those assets are specifically pledged as collateral for any obligations of the trust fund. Our exposure to loss is limited to our contributions to the trust fund and that exposure is approximately $15.3 million and $12.3 million at June 30, 2010 and September 30, 2009, respectively.

Low Income Housing Partnerships

RJTCF is the managing member or general partner in 63 separate tax credit housing funds having one or more investor members or limited partners.

RJTCF has concluded that it is the primary beneficiary in 13 of the 61 low income housing tax credit funds it has determined to be VIEs, and accordingly, consolidates these funds, which have combined assets of approximately $296 million and $284 million at June 30, 2010 and September 30, 2009, respectively.  None of these assets act as collateral for any obligations of these funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investments. Our exposure to loss is limited to our investments in, advances to, and receivables due from these funds and that exposure is approximately $54.4 million and $65.9 million at June 30, 2010 and September 30, 2009, respectively.

VIEs where we hold a variable interest but we are not the Primary Beneficiary

Low Income Housing Partnerships

RJTCF is not the primary beneficiary of the remaining 48 low income housing tax credit funds it determined to be VIEs, and accordingly, we do not consolidate these funds. These funds have combined assets of approximately $1.28 billion and $1.15 billion at June 30, 2010 and September 30, 2009, respectively. Our exposure to loss is limited to our investments in, advances to, and receivables due from these funds and that exposure is approximately $4.3 million and $7.3 million at June 30, 2010 and September 30, 2009, respectively.

Other Real Estate Limited Partnerships

As of June 30, 2010, we have a variable interest in several limited partnerships involved in various real estate activities in which one of our subsidiaries is the general partner. Given that we are not entitled to receive the majority of any residual returns and we do not have the ability to significantly influence the financial results of these partnerships, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships which have assets of approximately $11.1 million and $11 million at June 30, 2010 and September 30, 2009, respectively. The carrying value of our investment in these partnerships, and therefore our exposure to any of their losses, is insignificant at both June 30, 2010 and September 30, 2009.

Entities evaluated but determined not to be VIEs

RJTCF has determined that two of its low income housing tax credit funds are not VIEs. These funds are held 99% by RJTCF. At June 30, 2010, only one of these funds had any material activity. These funds typically hold interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the fund is sold to third parties. As of June 30, 2010 and September 30, 2009, these two funds had assets of approximately $2.1 million and $1.6 million, respectively, which are included in Other Assets in our Condensed Consolidated Statements of Financial Condition. These asset balances also represent our exposure to loss as of each respective date.

See Note 12 of the Notes to Condensed Consolidated Financial Statements for discussion of our commitments related to RJTCF.

NOTE 8 - BANK DEPOSITS:

For further discussion of bank deposits, see Note 10 pages 106 - 107 in our 2009 Form 10-K.

The following table presents a summary of bank deposits at June 30, 2010 and September 30, 2009:

	June 30, 2010		September 30, 2009
	Balance	Weighted Average Rate(1)	Balance	Weighted Average Rate(1)
	($ in 000's)
Bank Deposits:
Negotiable Order of Withdrawal (“NOW”) Accounts	$3,841	0.01%	$3,413	0.01%
Demand Deposits (Non-Interest Bearing)	2,822	-	3,672	-
Savings and Money Market Accounts(2)	6,250,046	0.15%	9,222,823	0.12%
Certificates of Deposit	213,018	3.12%	193,479	3.45%
Total Bank Deposits	$6,469,727	0.25%	$9,423,387	0.19%

(1)	Weighted average rate calculation is based on the actual deposit balances at June 30, 2010 and September 30, 2009, respectively.

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

RJ Bank had direct deposits from RJF executive officers and directors of $540,000 and $512,000 at June 30, 2010 and September 30, 2009, respectively.

Scheduled maturities of certificates of deposit at June 30, 2010 and September 30, 2009 were as follows:

	June 30, 2010		September 30, 2009
	Denominations Greater than or Equal to $100,000	Denominations Less than $100,000	Denominations Greater than or Equal to $100,000	Denominations Less than $100,000
	(in 000's)

Three Months or Less	$12,417	$20,917	$13,061	$16,097
Over Three Through Six Months	4,544	9,588	6,886	17,454
Over Six Through Twelve Months	7,419	19,603	12,156	30,128
Over One Through Two Years	14,555	24,159	13,580	29,632
Over Two Through Three Years	9,670	13,228	2,720	10,226
Over Three Through Four Years	11,372	12,238	8,993	10,507
Over Four Years	24,314	28,994	8,742	13,297
Total	$84,291	$128,727	$66,138	$127,341

Interest expense on deposits is summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in 000's)

Certificates of Deposit	$1,654	$1,951	$4,951	$6,475
Money Market, Savings and NOW Accounts	2,284	975	7,245	14,539
Total Interest Expense on Deposits	$3,938	$2,926	$12,196	$21,014

NOTE 9 – OTHER BORROWINGS:

The following table details the components of Other Borrowings at June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009
	(in 000's)
Short-Term Other Borrowings:
Federal Home Loan Bank Advances (1)	$50,000	$905,000
Borrowings on Secured Lines of Credit (2)	12,959	30,000
Borrowings on Unsecured Lines of Credit (3)	1,849	-
Total Short-Term Other Borrowings	64,808	935,000

Long-Term Other Borrowings:
Federal Home Loan Bank Advances (1)	-	45,000

Total Other Borrowings	$64,808	$980,000

(1)
RJ Bank has $50 million and $950 million in FHLB advances outstanding at June 30, 2010 and September 30, 2009, respectively. These borrowings at June 30, 2010 are comprised of several short-term fixed rate advances. The September 30, 2009 FHLB advances included a $900 million overnight advance to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank qualifying as a thrift institution. These borrowed funds were invested in qualifying assets and the necessary qualification was met. The overnight advance was repaid on October 1, 2009. There were no overnight advances outstanding as of June 30, 2010.

All FHLB advances are secured by a blanket lien on RJ Bank's residential loan portfolio granted to FHLB. The FHLB has the right to convert advances totaling $30 million at June 30, 2010 to a floating rate at one or more future dates. RJ Bank has the right to prepay these advances without penalty if the FHLB exercises its right.

(2)
Secured borrowings are day-to-day and are generally utilized to finance fixed income securities. At June 30, 2010, there was approximately $13 million in secured borrowings outstanding on one of our secured lines of credit utilized by RJ Ltd.  At September 30, 2009, there were $30 million in outstanding secured borrowings.

(3)
We maintain three unsecured settlement lines of credit available to our Argentina joint venture in the aggregate amount of $13.5 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF.  At June 30, 2010 there was $1.8 million in outstanding borrowings on one of these lines of credit. There were no borrowings outstanding on any of these lines of credit as of September 30, 2009.

As of September 30, 2009, we maintained a $100 million committed unsecured revolving line of credit with no outstanding borrowings. This facility expired under its terms on February 4, 2010. We elected not to renew this revolving credit facility upon its expiration. There were no borrowings made under this facility since its inception on February 6, 2009.

As of June 30, 2010, there were collateralized financings outstanding in the amount of $143 million. These collateralized financings are included in Securities Sold Under Agreement to Repurchase on the Consolidated Statements of Financial Condition. As of September 30, 2009, in addition to the $30 million of secured borrowings which are described above, there were $74.3 million of collateralized financings outstanding which are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statements of Financial Condition. These financings were collateralized by non-customer, RJ&A-owned securities and were repaid during the three months ended December 31, 2009.

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

We elect to net-by-counterparty the fair value of interest rate swap contracts entered into by our Fixed Income Trading group. Certain of these contracts contain a legally enforceable master netting arrangement and therefore, the fair value of those swap contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of interest rate swap contracts, we also net-by-counterparty any collateral exchanged as part of the swap agreement. This cash collateral is recorded net-by-counterparty at the related fair value. The cash collateral included in the net fair value of all open derivative asset positions at June 30, 2010 and September 30, 2009, is $(28.5) million and $(2.2) million, respectively. The cash collateral included in the net fair value of all open derivative liability positions at June 30, 2010 and September 30, 2009, is $29 million and $10.3 million, respectively. The master netting agreement referenced above allows for netting of all individual swap receivables and payables with each counterparty.  The credit support annex allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  Our maximum loss exposure under these interest rate swap contracts at June 30, 2010 is $28.5 million.

To mitigate interest rate risk in a significantly rising rate environment, during the year ended September 30, 2008, RJ Bank purchased three-year term interest rate caps, whose notional value is $1.5 billion, with high strike rates (more than 300 basis points higher than rates in effect as of their date of purchase). These interest rate caps will increase in value over time if interest rates rise and will entitle RJ Bank to cash flows if interest rates rise above their strike rates. In addition, RJ Bank, in the ordinary course of business, enters into commitments to sell originated fixed-rate mortgages as well as Small Business Administration (“SBA”) loans. These derivative instruments are recorded at fair value with any changes in fair value recorded in earnings within the Condensed Consolidated Statements of Income for the period. Cash flows related to these derivative instruments are included in Operating Activities on the Condensed Consolidated Statements of Cash Flows for the period. Our maximum loss exposure under these derivative instruments is insignificant to the Condensed Consolidated Financial Statements at June 30, 2010.

From time to time, a subsidiary of RJTCF has made commitments to provide certain loans of a relatively long duration at a fixed rate of interest (“Permanent Loan Commitments”) directly to certain low income housing project partnerships.  In these instances, these Permanent Loan Commitments meet the criteria of a derivative. As of June 30, 2010, there are no outstanding Permanent Loan Commitments.

None of our derivatives meet the criteria for designation as a fair value or cash flow hedge.

See the table below for the notional and fair value amounts of both the asset and liability derivatives at June 30, 2010 and September 30, 2009:

	Asset Derivatives
	June 30, 2010			September 30, 2009
	Balance Sheet Location	Notional Amount	Fair Value(1)	Balance Sheet Location	Notional Amount	Fair Value(1)
	(in 000’s)
Derivatives Not Designated As Hedging Instruments:

Interest rate contracts:	Trading Instruments	$1,219,914	$91,397	Trading Instruments	$1,311,262	$104,956
	Other Assets	1,500,000	11	Other Assets	1,500,000	297
Forward sale contracts:	Trading Instruments	-	-	Trading Instruments	5,861	222

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

	Liability Derivatives
	June 30, 2010			September 30, 2009
	Balance Sheet Location	Notional Amount	Fair Value(1)	Balance Sheet Location	Notional Amount	Fair Value(1)
	(in 000’s)
Derivatives Not Designated As Hedging Instruments:

Interest rate contracts:	Trading Instruments Sold	$1,164,762	$73,123	Trading Instruments Sold	$1,125,501	$85,375
Forward sale contracts:	Trade and Other Payables	7,323	6	Trade and Other Payables	2,489	6

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

See the table below for the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2010 and 2009, respectively:

		Amount of Gain (Loss) on Derivatives Recognized In Income
		Three Months Ended June 30,		Nine Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives In Statement of Income	2010	2009	2010	2009
		(in 000’s)
Derivatives Not Designated As Hedging Instruments:

Interest rate contracts:	Net Trading Profits	$(3,419)	$1,749	$(1,774)	$(1,205)
	Other Revenues	1	347	(286)	(1,025)
Forward sale contracts:	Other Revenues	25	(2)	(222)	111
	Other Expenses	2	254	33	42

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

As of June 30, 2010 and September 30, 2009 our liability for unrecognized tax benefits was $5.5 million and $4.6 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4.3 million and $3.4 million at June 30, 2010 and September 30, 2009, respectively.  We anticipate that the unrecognized tax benefit may decrease by an estimated $200,000 over the next 12 months.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of June 30, 2010 and September 30, 2009, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $2 million and $1.6 million, respectively.

Our effective tax rate of approximately 38% for the three and nine month periods ended June 30, 2010 is less than the approximately 41% effective tax rate applicable to each respective prior year period.  Our effective tax rate in the prior year periods were adversely impacted by the effect of nondeductible losses incurred during those periods which were associated with the then decreasing value of our company owned life insurance investments.  Similar losses in the value of those investments have not recurred during the current year periods.  In addition, our current year effective tax rate has been positively impacted by an increase in our use of low income housing tax credits arising from certain RJTCF investments (see Note 7 of these Notes to Condensed Consolidated Financial Statements for further discussion of low income housing partnerships).

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJCS”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJCS. At June 30, 2010, the current exposure under these guarantees was $2.2 million, which was underwritten as part of the larger corporate credit relationship. At September 30, 2009, the exposure under these guarantees was $12.1 million. The estimated total potential exposure under these guarantees is $2.7 million at June 30, 2010.

As of June 30, 2010, RJ Bank had not settled purchases of $62.1 million in syndicated loans. These loan purchases are expected to be settled within 90 days. As of September 30, 2009, there were no purchases of syndicated loans that had not settled.

See Note 16 of these Notes to Condensed Consolidated Financial Statements for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

In the normal course of business we enter into underwriting commitments. As of June 30, 2010, RJ&A had no open transactions related to such commitments.  Transactions relating to such commitments of RJ Ltd. that were recorded and open at June 30, 2010 were approximately CDN $52 million.

We utilize client marginable securities to satisfy deposits with clearing organizations. At June 30, 2010, we had client margin securities valued at $77.2 million pledged with a clearing organization to meet the point-in-time requirement of $62.9 million. At September 30, 2009, we had client margin securities valued at $212.4 million pledged with a clearing organization to meet the point-in-time requirement of $110 million.

We offer loans and transition assistance to our financial advisors mainly for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including but not limited to the financial advisor joining us and meeting certain production requirements. In certain circumstances, we may make commitments prior to funding them. As of June 30, 2010, we made commitments of approximately $18.7 million in loans and transition assistance that have not yet been funded.

We have committed a total of $59.7 million, in amounts ranging from $200,000 to $5 million, to 44 different independent venture capital or private equity partnerships. In addition, we have a commitment totaling $38.2 million to two additional private equity limited partnerships. As of June 30, 2010, we have invested $59.8 million of the committed amounts and have received $33.5 million in distributions. We also control the general partner in two internally sponsored private equity limited partnerships to which we have committed and invested $6.5 million. We have received $4.5 million in distributions from these two partnerships as of June 30, 2010.

We are the general partner in EIF Funds. These limited partnerships invest in certain of our merchant banking and private equity activities as well as other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain of our qualified key employees. At June 30, 2010, the funds have unfunded commitments of $773,000.

At June 30, 2010, the approximate market values of collateral received that can be repledged by us, were:

Sources of Collateral (in 000's):
Securities Purchased Under Agreements to Resell and Other Collateralized Financings	$61,223
Securities Received in Securities Borrowed vs. Cash Transactions	729,742
Collateral Received for Margin Loans	1,145,379
Total	$1,936,344

During the year certain collateral was repledged. At June 30, 2010, the approximate market values of this portion of collateral and financial instruments owned that were pledged by us, were:

Uses of Collateral and Trading Securities (in 000's):
Securities Sold Under Agreements to Repurchase	$151,287
Securities Delivered in Securities Loaned vs. Cash Transactions	1,200,856
Collateral Used for Deposits at Clearing Organizations	121,210
Total	$1,473,353

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At June 30, 2010, there were no outstanding performance guarantees in Argentina.

In March 2008, we guaranteed an $8 million settlement line of credit that was requested by the Capital Markets Board (“CMB”) from our Turkish joint venture.   While our Turkish joint venture ceased operations in December 2008, the CMB has not released the line of credit.  The issuing bank has instituted an action seeking payment of its fees on the underlying letter of credit and to confirm that the guarantee remains in effect.

We guarantee the existing mortgage debt of RJ&A of approximately $56.8 million. We guarantee interest rate swap obligations of RJCS, see Note 10 of these Notes to Condensed Consolidated Financial Statements for further information regarding our interest rate swaps.

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

RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At June 30, 2010, cash funded to invest in either loans or investments in project partnerships was $9.5 million. RJTCF also issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more tax credit funds under RJTCF’s management. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $2.2 million as of June 30, 2010.

Through RJTCF’s wholly owned lending subsidiary, Raymond James Multi-Family Finance, Inc., certain construction loans or loans of longer duration (“permanent loans”) may be made directly to certain project partnerships. There are no unfunded permanent loan commitments outstanding as of June 30, 2010.

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

For further information on our accounting policies regarding legal reserves, see Note 1 page 86 of our 2009 Form 10-K.

NOTE 13 – OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE:

The components of operating interest income and operating interest expense for the three and nine months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in 000’s)
Operating Interest Income:
Margin Balances	$11,910	$7,949	$34,300	$27,607
Assets Segregated Pursuant to Regulations and Other Segregated Assets	2,049	3,486	5,626	13,873
Bank Loans, Net of Unearned Income	62,168	73,186	193,564	253,854
Available for Sale Securities	4,348	5,681	13,906	19,259
Trading Instruments	5,125	2,747	13,172	10,387
Stock Borrow	2,492	2,300	6,401	8,250
Interest Income of VIEs	-	(98)	13	78
Other	4,688	2,786	10,445	16,414
Total Operating Interest Income	92,780	98,037	277,427	349,722

Operating Interest Expense:
Brokerage Client Liabilities	896	819	2,724	9,988
Retail Bank Deposits	3,938	2,926	12,196	21,014
Stock Loan	1,175	786	2,651	3,347
Borrowed Funds	1,516	859	4,561	6,256
Senior Notes	6,523	-	19,568	-
Interest Expense of VIEs	1,026	898	3,252	3,608
Other	1,165	1,165	2,537	1,875
Total Operating Interest Expense	16,239	7,453	47,489	46,088

Net Operating Interest Income	$76,541	$90,584	$229,938	$303,634
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

Expense and income tax benefits related to our share-based compensation plans available for grants to employees and members of our Board of Directors are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in 000’s)

Total share-based expense	$8,291	$8,092	$28,598	$27,204
Income tax benefits related to share-based expense	2,538	2,629	8,415	8,594

For the nine months ended June 30, 2010, we reversed $137,000 of excess tax benefits resulting in a reduction of additional paid-in capital.

During the three months ended June 30, 2010, we granted 5,600 stock options, 64,573 shares of restricted stock, and 8,871 restricted stock units to employees under our share-based employee compensation plans.  During the three months ended June 30, 2010, we did not grant any stock options to outside directors. During the nine months ended June 30, 2010, we granted 1,523,000 stock options, 603,272 shares of restricted stock, and 139,472 restricted stock units to employees under our share-based employee compensation plans. During the nine months ended June 30, 2010, 15,000 stock options were granted to outside directors.  Restricted stock grants under the 2007 Stock Bonus Plan and the 2005 Restricted Stock Plan are limited to 750,000 and 2,000,000 shares, respectively, per fiscal year.

Pre-tax unrecognized expense for share-based awards granted to employees and directors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2010 are presented below:

	Pre-Tax Unrecognized Expense	Remaining Weighted Average Period
	(in 000’s)	(in years)

Stock Options	$18,332	3.5
Restricted Stock	44,841	3.1
Restricted Stock Units	4,956	1.7

The weighted average grant-date fair value of share-based awards granted to employees and directors for the three and nine months ended June 30, 2010 is presented below:

	Weighted-Average Grant Date Fair Value
	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2010
	(per share)

Stock Options	$11.45	$10.83
Restricted Stock	26.29	24.50
Restricted Stock Units	26.29	24.37

For a discussion of our accounting policies and other information relating to non-employee stock-based and other compensation, see Note 20 pages 122 - 124 of our 2009 Form 10-K.

Expense (expense reduction) and income tax benefits related to our share-based compensation plans available for grants to independent contractor financial advisors are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in 000’s)

Total share-based (expense reduction) expense	$(861)	$(1,207)	$2,349	$(8,793)
Income tax benefits related to share-based expense	(323)	(453)	882	(3,302)

During the three months ended June 30, 2010, we did not grant any stock options or shares of restricted stock to any independent contractor financial advisors. During the nine months ended June 30, 2010, we granted 46,500 stock options and 5,858 shares of restricted stock to independent contractor financial advisors.

Pre-tax unrecognized expense for share-based awards granted to independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2010 are presented below:

	Pre-Tax Unrecognized Expense	Remaining Weighted Average Period
	(in 000’s)	(in years)

Stock Options	$1,040	2.3
Restricted Stock	1,874	2.9

The weighted average fair value of unvested share-based awards granted to independent contractor financial advisors at June 30, 2010 is presented below:

Weighted-Average Fair Value on June 30, 2010
(per share)

Stock Options	$6.25
Restricted Stock	24.69

NOTE 15 - REGULATIONS AND CAPITAL REQUIREMENTS:

For a discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 21 pages 124 - 127 of our 2009 Form 10-K.

The net capital position of RJ&A at June 30, 2010 and September 30, 2009 was as follows:

	June 30, 2010	September 30, 2009
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	25.55%	20.42%
Net Capital	$337,892	$278,092
Less: Required Net Capital	(26,446)	(27,233)
Excess Net Capital	$311,446	$250,859

The net capital position of Raymond James Financial Services, Inc. at June 30, 2010 and September 30, 2009 was as follows:

	June 30, 2010	September 30, 2009
	(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$22,557	$18,882
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$22,307	$18,632

The Risk Adjusted Capital of our Canadian broker-dealer subsidiary Raymond James Ltd. at June 30, 2010 and September 30, 2009 was as follows (in Canadian dollars):

	June 30, 2010	September 30, 2009
	(in 000’s)
Raymond James Ltd.:
Risk Adjusted Capital before minimum	$41,648	$35,575
Less: Required Minimum Capital	(250)	(250)
Risk Adjusted Capital	$41,398	$35,325

At June 30, 2010, our other active domestic and international broker-dealers are in compliance with and met all net capital requirements.

As of June 30, 2010, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized RJ Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJ Bank's category.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of June 30, 2010:
Total Capital (to Risk-Weighted Assets)	$961,665	13.8%	$558,285	8.0%	$697,856	10.0%
Tier I Capital (to Risk-Weighted Assets)	873,861	12.5%	279,143	4.0%	418,714	6.0%
Tier I Capital (to Adjusted Assets)	873,861	11.7%	300,116	4.0%	375,144	5.0%

As of September 30, 2009 :
Total Capital (to Risk-Weighted Assets)	$909,959	12.7%	$573,153	8.0%	$716,441	10.0%
Tier I Capital (to Risk-Weighted Assets)	819,747	11.4%	286,576	4.0%	429,864	6.0%
Tier I Capital (to Adjusted Assets)	819,747	7.3%	448,672	4.0%	560,841	5.0%

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

For a discussion of our financial instruments with off-balance sheet risk, see Note 22 pages 127 - 129 of our 2009 Form 10-K.

RJ Bank has outstanding at any time a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and RJ Bank’s exposure is limited to the replacement value of those commitments. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at June 30, 2010 and September 30, 2009 is as follows:

	June 30, 2010	September 30, 2009
	(in 000's)

Standby Letters of Credit (1)	$224,352	$242,486
Open End Consumer Lines of Credit	34,141	35,369
Commercial Lines of Credit	1,725,140	1,479,260
Unfunded Loan Commitments - Variable Rate	390,208	155,518
Unfunded Loan Commitments - Fixed Rate	13,828	7,553

(1)	Generally, these standby letters of credit are underwritten as part of a larger corporate credit relationship.

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of our actual future credit exposure or future liquidity requirements. We maintain a reserve to provide for potential losses related to all unfunded lending commitments. See Note 6 of these Notes to Condensed Consolidated Financial Statements for further information regarding the allowance for loan losses.

RJ Bank had $16.2 million and $55.6 million in outstanding commitments to sell SBA loan pool securitizations as of June 30, 2010 and September 30, 2009, respectively.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of June 30, 2010, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $1.1 million and CDN $18.4 million, respectively.

NOTE 17 – EARNINGS PER SHARE:

Effective October 1, 2009, we implemented new FASB guidance that changes the manner in which earnings per share is computed.  The new guidance requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and, therefore, included in the earnings allocation in computing earnings per share under the two-class method. Our unvested restricted shares and restricted stock units granted as part of our share-based compensation are considered participating securities.  Earnings per share for the prior periods were revised as required by this new guidance.  As a result, earnings per basic and diluted shares have been reduced by $0.01 for the three months ended June 30, 2009.  Earnings per basic and diluted shares have been reduced by $0.04 and $0.03 for the nine months ended June 30, 2009, respectively, compared with amounts previously reported.

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in 000’s, except per share amounts)
Income for basic earnings per common share:
Net income attributable to Raymond James Financial, Inc.	$60,687	$42,595	$159,218	$109,781
Less allocation of earnings and dividends to participating securities(1)	(2,554)	(1,798)	(6,726)	(4,497)
Net income attributable to Raymond James Financial, Inc. common shareholders	$58,133	$40,797	$152,492	$105,284

Income for diluted earnings per common share:
Net income attributable to Raymond James Financial, Inc.	$60,687	$42,595	$159,218	$109,781
Less allocation of earnings and dividends to participating securities(1)	(2,548)	(1,798)	(6,715)	(4,495)
Net income attributable to Raymond James Financial, Inc. common shareholders	$58,139	$40,797	$152,503	$105,286

Common shares:
Average common shares in basic computation	119,622	117,930	119,180	116,995
Dilutive effect of outstanding stock options	397	21	276	69
Average common shares used in diluted computation	120,019	117,951	119,456	117,064

Earnings per common share:
Basic	$0.49	$0.35	$1.28	$0.90
Diluted	$0.48	$0.35	$1.28	$0.90
Stock options excluded from weighted average diluted common shares because their effect would be antidilutive	3,395	4,442	3,485	4,188

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and restricted stock units and amounted to weighted average shares of 5.3 million for both the three months ended June 30, 2010 and 2009, respectively. Unvested restricted stock and restricted stock units amounted to weighted average shares of 5.3 million and 5.1 million for the nine months ended June 30, 2010 and 2009, respectively.  Dividends paid to participating securities amounted to $559,000 and $540,000 during the three months ended June 30, 2010 and 2009, respectively. Dividends paid to participating securities amounted to $1.7 million and $1.6 million during the nine months ended June 30, 2010 and 2009, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Dividends per Common Share	$0.11	$0.11	$0.33	$0.33

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

Information concerning operations in these segments of business is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in 000’s)
Revenues:
Private Client Group	$484,780	$370,719	$1,409,761	$1,136,305
Capital Markets	154,077	138,524	437,620	391,243
Asset Management	49,296	40,069	147,910	132,870
RJ Bank	69,647	80,747	210,099	273,322
Emerging Markets	4,391	3,208	11,993	10,628
Stock Loan/Borrow	2,573	2,361	6,666	8,258
Proprietary Capital	4,445	9,881	17,093	9,780
Other	2,217	3,203	6,013	4,587
Intersegment Eliminations	(7,814)	(11,789)	(30,887)	(42,497)
Total Revenues	$763,612	$636,923	$2,216,268	1,924,496

Income Excluding Noncontrolling Interests and Before Provision for Income Taxes:
Private Client Group	$44,792	$18,321	$113,047	$62,587
Capital Markets	19,623	20,224	53,016	50,495
Asset Management	12,152	6,691	35,453	20,669
RJ Bank	29,185	27,406	84,644	69,616
Emerging Markets	(1,109)	(1,311)	(4,091)	(4,065)
Stock Loan/Borrow	720	885	2,053	2,955
Proprietary Capital	3,090	(308)	2,236	(1,354)
Other	(10,942)	401	(29,803)	(14,012)
Pre-Tax Income Excluding Noncontrolling Interests	97,511	72,309	256,555	186,891
Add: Net Income (Loss) Attributable to Noncontrolling Interests	(2,164)	4,381	113	(7,318)
Income Including Noncontrolling Interests and Before Provision for Income Taxes	$95,347	$76,690	$256,668	$179,573

Net Interest Income (Expense):
Private Client Group	$14,325	$11,503	$40,957	$36,893
Capital Markets	1,841	537	3,561	2,594
Asset Management	24	11	72	135
RJ Bank	62,466	75,608	195,279	254,058
Emerging Markets	26	179	78	901
Stock Loan/Borrow	1,317	1,575	3,750	4,911
Proprietary Capital	1,698	-	1,756	173
Other	(5,156)	1,171	(15,515)	3,969
Net Interest Income	$76,541	$90,584	$229,938	$303,634

The following table presents our total assets on a segment basis:

	June 30, 2010	September 30, 2009
	(in 000’s)
Total Assets:
Private Client Group(1)	$4,320,686	$4,900,852
Capital Markets(2)	1,381,274	1,246,472
Asset Management	70,194	59,847
RJ Bank	7,462,415	11,137,440
Emerging Markets	48,748	47,201
Stock Loan/Borrow	1,239,973	491,650
Proprietary Capital	175,089	147,832
Other	181,800	195,434
Total	$14,880,179	$18,226,728

(1)	Includes $46 million of goodwill.
(2)	Includes $17 million of goodwill.

We have operations in the U.S., Canada, and Europe, and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in 000’s)
Revenues:
United States	$669,673	$576,999	$1,965,424	$1,749,806
Canada	75,094	47,753	196,685	133,627
Europe	14,489	9,100	42,392	30,476
Other	4,356	3,071	11,767	10,587
Total	$763,612	$636,923	$2,216,268	$1,924,496

Pre-Tax Income Excluding Noncontrolling Interests:

United States	$91,003	$74,956	$249,690	$193,296
Canada	7,665	(201)	11,875	(1,041)
Europe	83	(1,098)	(899)	(38)
Other	(1,240)	(1,348)	(4,111)	(5,326)
Pre-Tax Income Excluding Noncontrolling Interests	$97,511	$72,309	$256,555	$186,891

Our total assets, classified by major geographic area in which they are held, were as follows:

	June 30, 2010	September 30, 2009
	(in 000’s)
Total Assets:
United States (1)	$13,426,578	$16,894,460
Canada (2)	1,383,827	1,265,149
Europe	25,729	25,011
Other	44,045	42,108
Total	$14,880,179	$18,226,728

(1)	Includes $30 million of goodwill.
(2)	Includes $33 million of goodwill.

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

Factors Affecting “Forward-Looking Statements”

From time to time, Raymond James Financial, Inc., together with its subsidiaries hereinafter collectively referred to as “our”, “we” or “us”, may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, auction rate securities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I included in our Annual Report on Form 10-K for the year ended September 30, 2009, as filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “2009 Form 10-K”) and in Item 1A of Part II of this report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements.

Executive Overview

Quarter ended June 30, 2010 compared with the quarter ended June 30, 2009

Our financial results continue to be positively correlated to the direction of the U.S. equity markets and are subject to volatility due to changes in interest rates, valuation of financial instruments, economic and political trends, and industry competition. As a result of the improved markets during the three month period ended June 30, 2010 as compared to the prior year quarter, our net revenues increased by 19% to $747 million. Non-interest expenses increased by 18% to $652 million, primarily from higher compensation costs which were partially offset by a significantly lower bank loan loss provision. The increased compensation costs are driven by the increase in commission revenue, which was generated by the increased client assets under administration in much improved market conditions, and by accruals related to increased profitability since the prior year. The current quarter’s loan loss provision is substantially less than the prior year quarter, reflecting greater stability in the loan markets relative to the prior year.

Our financial results during the quarter were most significantly impacted by a 31% increase in revenue from our Private Client Group (“PCG”), one of our operations that is highly dependent upon the health of the financial markets. Net interest earnings decreased 16%, or $14 million, resulting predominately from lower loan balances at Raymond James Bank (“RJ Bank”) and slightly lower interest spreads in that subsidiary, coupled with the addition of interest expense on our public debt issued in August, 2009.  Fixed Income trading profits in our capital markets segment were significantly lower than in both the preceding quarter as well as the prior year quarter.  Our trading results were negatively impacted by a “flight to quality”  experienced in the most recent quarter, leading to a loss in value of virtually all non-treasury instruments, as well as a loss on the short treasury positions we utilize to hedge a portion of our municipal inventories. Investment banking activity in our capital markets segment increased significantly, reflecting an increase in the number of underwritings resulting in a $13 million, or 79%, increase in underwriting fees. We also realized an approximately $9 million, or 209%, increase in merger and acquisition fees and an $11 million, or 19%, increase in commissions from institutional equity sales. The RJ Bank pre-tax results of $29 million included the lowest loan loss provision in two years and an improvement as compared to the prior year quarter, but still reflected a slightly lower successive quarterly result due primarily to lower net interest earnings.  The capital position of RJ Bank remains strong with a 13.8% total risk based capital ratio as of June 30, 2010. RJ Bank intends to continue to opportunistically increase its lending activities in future quarters by amounts that will result in it maintaining its current “well capitalized” status as determined by its regulators and an internal targeted capital ratio of at least 12%.

Nine months ended June 30, 2010 compared with the nine months ended June 30, 2009

Our financial results continue to be positively correlated to the direction of the U.S. equity markets and are subject to volatility due to changes in a variety of economic factors including interest rates, valuation of financial instruments, economic and political trends, and industry competition. As a result of the improved markets during the nine months ended June 30, 2010 as compared to the prior year nine month period, our net revenues increased by 15% to $2.2 billion. Non-interest expenses increased by 13% to $1.9 billion, primarily from higher compensation costs resulting from the increase in commission revenue since the prior year, and partially offset by a 54% decrease in the bank loan loss provision. We generated net income of $159 million, a 45% increase compared to the prior year period.

Our financial results during the nine month period were most significantly impacted by a 24% increase in revenue from PCG. Net interest earnings decreased 24%, or $74 million, resulting predominately from the lower loan balances and lower interest spreads at RJ Bank, coupled with the $20 million addition of interest expense on our public debt issued in August, 2009. Investment banking activity in our capital markets segment increased significantly, reflecting an increase in the number of underwritings resulting in a $42 million, or 134%, increase in underwriting fees. As a result of the improved equity market conditions, we also realized significantly increased commissions from institutional clients on equity securities which are offset by declines in commissions on fixed income products. The RJ Bank operating results of $85 million in pre-tax earnings reflect a $15 million, or 22%, improvement as compared to the prior year period, which included a significantly higher loan loss provision.

The succession plan for our Chief Executive Officer has been successfully implemented in May, 2010 and has resulted in an orderly transition of our executive leadership.

Based on our review of the recently enacted financial services reform legislation and because of the nature of our business and our business practices, we do not expect the legislation to have a significant impact on our operations. However, because many of the implementing regulations will result from further studies and are yet to be written by various regulatory agencies, the impact is uncertain.  Under the new legislation, as a holding company of RJ Bank, we will become subject to the regulation and oversight of the Federal Reserve Board.  We view this element of the legislation to have a potentially positive impact on our pending applications for RJ Bank to become a federally chartered bank and for us to become a bank holding company.

Segments

We operate through the following eight business segments: PCG; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Stock Loan/Borrow, Proprietary Capital, and various corporate activities in the Other segment.

The following table presents our gross revenues and pre-tax income excluding noncontrolling interests for the three and nine month periods ended June 30, 2010 and 2009, on a segment basis:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in 000’s)
Total Company
Revenues	$763,612	$636,923	20%	$2,216,268	$1,924,496	15%
Pre-tax Income Excluding Noncontrolling Interests	97,511	72,309	35%	256,555	186,891	37%

Private Client Group
Revenues	$484,780	$370,719	31%	$1,409,761	$1,136,305	24%
Pre-tax Income	44,792	18,321	144%	113,047	62,587	81%

Capital Markets
Revenues	154,077	138,524	11%	437,620	391,243	12%
Pre-tax Income	19,623	20,224	(3%)	53,016	50,495	5%

Asset Management
Revenues	49,296	40,069	23%	147,910	132,870	11%
Pre-tax Income	12,152	6,691	82%	35,453	20,669	72%

Raymond James Bank
Revenues	69,647	80,747	(14%)	210,099	273,322	(23%)
Pre-tax Income	29,185	27,406	6%	84,644	69,616	22%

Emerging Markets
Revenues	4,391	3,208	37%	11,993	10,628	13%
Pre-tax Loss	(1,109)	(1,311)	15%	(4,091)	(4,065)	(1%)

Stock Loan/Borrow
Revenues	2,573	2,361	9%	6,666	8,258	(19%)
Pre-tax Income	720	885	(19%)	2,053	2,955	(31%)

Proprietary Capital
Revenues	4,445	9,881	(55%)	17,093	9,780	75%
Pre-tax Income (Loss)	3,090	(308)	1103%	2,236	(1,354)	265%

Other
Revenues	2,217	3,203	(31%)	6,013	4,587	31%
Pre-tax Income (Loss)	(10,942)	401	(2828%)	(29,803)	(14,012)	(113%)

Intersegment Eliminations
Revenues	(7,814)	(11,789)	34%	(30,887)	(42,497)	27%
Pre-tax Income	-	-	-	-	-	-

Results of Operations

Net Interest Analysis

We have certain assets and liabilities that are subject to changes in interest rates. Changes in interest rates therefore have an impact on our overall financial performance. Given the relationship of our interest sensitive assets to liabilities (we currently have more assets than liabilities with a yield that would be affected by a change in short-term interest rates); an increase in short-term interest rates would therefore result in an increase in our net earnings. The amount of benefit would be dependent upon a variety of factors, including but not limited to change in balances, rapidity and magnitude of the increases, and the interest rates paid on client cash balances.

Quarter ended June 30, 2010 compared with the quarter ended June 30, 2009

The following table presents our average balance, interest income and interest expense data for the three months ended June 30, 2010 and 2009. The respective average rates are presented on an annualized basis.

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$1,385,893	$11,910	3.45%	$1,138,693	$7,949	2.79%
Assets Segregated Pursuant to Regulations and Other Segregated Assets	1,906,967	2,049	0.43%	5,194,312	3,486	0.27%
Bank Loans, Net of Unearned Income(1)	6,306,762	62,168	3.92%	7,527,007	73,186	3.89%
Available for Sale Securities		4,348			5,681
Trading Instruments		5,125			2,747
Stock Borrow		2,492			2,300
Interest-Earning Assets of Variable Interest Entities		-			(98)
Other		4,688			2,786
Total Interest Income		$92,780			$98,037

Interest-Bearing Liabilities:
Brokerage Client Liabilities	$2,918,811	$896	0.12%	$6,137,818	$819	0.05%
Retail Bank Accounts (1)	6,561,555	3,938	0.24%	8,041,547	2,926	0.15%
Stock Loan		1,175			786
Borrowed Funds		1,516			859
Senior Notes	299,953	6,523	8.60%	-	-	-
Interest-Expense of Variable Interest Entities		1,026			898
Other		1,165			1,165
Total Interest Expense		16,239			7,453

Net Interest Income		$76,541			$90,584

(1)	See RJ Bank portion of this management’s discussion and analysis of financial condition and results of operations for further information.

Net interest income decreased $14 million, or 16%, from the same quarter in the prior year. Interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below. In addition, our net interest income is negatively impacted by the $6.5 million in interest expense per quarter associated with our Senior Notes issued in August, 2009.

RJ Bank’s net interest income decreased $13 million, or 17%, predominately resulting from a decline in both average interest earning assets and net interest spreads. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this Management Discussion and Analysis.

In spite of the impact of the implementation of the multi-bank sweep aspect of the Raymond James Bank Deposit Program (“RJBDP”), which replaced a portion of the lost interest earnings in the PCG segment with fee income, net interest income in the PCG segment increased $2.8 million, or 25%, versus the same quarter in the prior year due to increased margin balances and increased domestic net interest spreads. In addition to this increase in net interest income, the PCG segment realized a $9.6 million increase in fee income (net of intersegment eliminations) that was generated by the multi-bank sweep aspect of the RJBDP during the quarter ended June 30, 2010.

Nine months ended June 30, 2010 compared with the nine months ended June 30, 2009

The following table presents our average balance, interest income and interest expense data for the nine months ended June 30, 2010 and 2009. The respective average rates are presented on an annualized basis.

	Nine Months Ended June 30,
	2010			2009
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost
	($ in 000’s)
Interest-Earning Assets:
Margin Balances	$1,342,882	$34,300	3.41%	$1,172,343	$27,607	3.14%
Assets Segregated Pursuant to Regulations and Other Segregated Assets	1,856,291	5,626	0.41%	4,805,842	13,873	0.38%
Bank Loans, Net of Unearned Income(1)	6,505,387	193,564	3.94%	7,645,288	253,854	4.43%
Available for Sale Securities		13,906			19,259
Trading Instruments		13,172			10,387
Stock Borrow		6,401			8,250
Interest-Earning Assets of Variable Interest Entities		13			78
Other		10,445			16,414
Total Interest Income		$277,427			$349,722

Interest-Bearing Liabilities:
Brokerage Client Liabilities	$2,963,781	$2,724	0.12%	$5,753,221	$9,988	0.23%
Retail Bank Accounts(1)	7,051,091	12,196	0.23%	8,538,100	21,014	0.33%
Stock Loan		2,651			3,347
Borrowed Funds		4,561			6,256
Senior Notes	299,952	19,568	8.60%		-
Interest-Expense of Variable Interest Entities		3,252			3,608
Other		2,537			1,875
Total Interest Expense		47,489			46,088

Net Interest Income		$229,938			$303,634

(1)	See RJ Bank portion of this management’s discussion and analysis of financial condition and results of operations for further information.

Net interest income decreased $73.7 million, or 24%, from the nine month period in the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below. In addition, our net interest income was negatively impacted by the $19.6 million in interest expense associated with our Senior Notes issued in August, 2009.

RJ Bank’s net interest income decreased $58.8 million, or 23%, resulting from a decline in both average interest earning assets and net interest spreads. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this Management Discussion and Analysis.

In spite of the impact of the implementation of the multi-bank sweep aspect of the RJBDP, which replaced a portion of the lost interest earnings in the PCG segment with fee income, net interest income in the PCG segment increased $4.1 million, or 11%, versus the same nine month period in the prior year due to higher margin balances and increased net interest spreads. In addition to this increase in net interest income, the PCG segment realized a $23.5 million increase in fee income (net of intersegment eliminations) that was generated by the multi-bank sweep aspect of the RJBDP during the nine months ended June 30, 2010.

Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	($ in 000’s)
Revenues:
Securities Commissions and Fees	$404,767	33%	$304,866	$1,174,066	29%	$912,769
Interest	16,229	23%	13,211	46,370	(7%)	49,946
Financial Service Fees	38,328	31%	29,153	109,637	14%	96,351
Other	25,456	8%	23,489	79,688	3%	77,239
Total Revenues	$484,780	31%	$370,719	$1,409,761	24%	$1,136,305

Interest Expense	1,904	11%	1,708	5,413	(59%)	13,053
Net Revenues	$482,876	31%	$369,011	$1,404,348	25%	$1,123,252

Non-Interest Expenses:
Sales Commissions	$296,606	34%	$221,991	$865,807	29%	$669,068
Admin & Incentive Comp and Benefit Costs	81,163	18%	68,748	229,493	12%	205,622
Communications and Information Processing	14,496	23%	11,761	44,126	(1%)	44,442
Occupancy and Equipment	18,133	(7%)	19,596	58,852	1%	58,536
Business Development	12,130	(12%)	13,743	38,583	(15%)	45,343
Clearance and Other	15,688	5%	14,912	54,806	45%	37,821
Total Non-Interest Expenses	$438,216	25%	$350,751	$1,291,667	22%	$1,060,832
Income Before Taxes and Including Noncontrolling Interests	44,660	145%	18,260	112,681	81%	62,420
Noncontrolling Interests	(132)		(61)	(366)		(167)
Pre-tax Income Excluding Noncontrolling Interests	$44,792	144%	$18,321	$113,047	81%	$62,587
Margin on Net Revenues	9.3%		5.0%	8.0%		5.6%

The PCG segment includes the results of the retail branches of our broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients. This segment generates revenues principally through commissions charged on securities transactions, fees from wrap fee investment accounts, the interest revenue generated on client margin loans and cash balances, and service or transaction fees. We primarily charge for the services provided to our PCG clients based on commission schedules or through asset-based advisory fees.

The success of the PCG segment is dependent upon the quality and integrity of our financial advisors and support personnel and our ability to attract, retain, and motivate a sufficient number of these associates. We face competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. We currently offer several affiliation alternatives for financial advisors ranging from the traditional branch setting, under which the financial advisors are our employees and we incur the costs associated with running the branch, to the independent contractor model, under which the financial advisors are responsible for all of their own direct costs. Accordingly, the independent contractor financial advisors are paid a larger percentage of commissions and fees. By offering alternative models to potential and existing financial advisors, we are able to effectively compete with a wide variety of other brokerage firms for qualified financial advisors, as financial advisors can choose the model that best suits their practice and profile. For the past several years, we have focused on increasing our minimum production standards and recruiting financial advisors with relatively higher average production.

The following table presents a summary of PCG financial advisors as of the periods indicated:

	Employee	Independent Contractors	June 30, 2010 Total	June 30, 2009 Total
Private Client Group - Financial Advisors:
Raymond James & Associates (“RJ&A”)	1,277	-	1,277	1,288
Raymond James Financial Services, Inc.(“RJFS”)	-	3,238	3,238	3,220
Raymond James Limited (“RJ Ltd.”)	193	243	436	451
Raymond James Investment Services Limited (“RJIS”)	-	144	144	115
Total Financial Advisors	1,470	3,625	5,095	5,074

Quarter ended June 30, 2010 compared with the quarter ended June 30, 2009

This segment accounted for 63% of our revenues for the three months ended June 30, 2010.  PCG revenues increased 31% over the prior year quarter, reflecting the impact of improved market conditions and the positive effect of the successful recruiting of experienced financial advisors over the past two years. Securities commissions and fees increased $99.9 million, or 33%, primarily as a result of improved financial advisor productivity and the increase in the underlying assets on which mutual fund and asset management fees are earned.  Pre-tax earnings increased by $26.5 million, or 144%.  Net commissions and fees, which represents the segment’s profit after payout to financial advisors but before all other overhead expenses, increased by $25.3 million, or 31%.  Expenses were well controlled, with expenses (excluding commission expense and interest expense) increasing $13 million, or 10%.

PCG results also include the interest revenue and fees earned on client margin balances and cash segregated for regulatory purposes net of the interest expense paid on client cash balances. The $2.8 million increase in net interest was complemented by a $9.6 million increase (before intersegment eliminations) in financial service fees from the multi-bank sweep aspect of the RJBDP.  Interest results are further discussed in the Net Interest section of this Management Discussion and Analysis.

Nine months ended June 30, 2010 compared with the nine months ended June 30, 2009

Net revenues increased $281.1 million, or 25%, for the nine months compared to the prior year period. Pre-tax earnings increased $50.5 million, or 81% over the same period. The increase in pre-tax earnings was primarily a result of increased net commissions and fees of $64.6 million, or 26%, resulting from the increase in the underlying assets on which mutual fund and asset management fees are earned.  Expenses were well controlled, with expenses (excluding commission expense and interest expense) increasing $34.1 million, or 9%. One of the significant components of the 45% increase in Clearance and Other expenses during the current year period is an expense incurred during our first quarter of this fiscal year arising from a Financial Industry Regulatory Authority (“FINRA”) arbitration panel’s unanticipated decision against RJ&A related to a claim of raiding financial advisors of four branch offices brought by one of our competitors. We subsequently settled this matter, the impact of which has been reflected in these results. Partially offsetting these increases, communication expense decreased in the current year period compared to the prior year, which included a $6 million write-off of capitalized software that was determined not to be viable. In addition, business development expense has decreased during the current year period primarily because the prior year included significant recruiting costs not incurred in the current year.

PCG results also include the interest revenue and fees earned on client margin balances and cash segregated for regulatory purposes net of the interest expense paid on client cash balances. The $4.1 million increase in net interest for the current year nine month period over the prior year period was complemented by a $23.5 million increase (before intersegment eliminations) in financial service fees from the multi-bank sweep aspect of the RJBDP.  The increase in these fees was partially offset by higher mutual fund fee waivers.  Interest results are further discussed in the Net Interest section of this Management Discussion and Analysis.

Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	($ in 000’s)
Revenues:
Institutional Sales Commissions:
Equity	$70,106	19%	$58,955	$186,133	18%	$157,553
Fixed Income	31,410	(26%)	42,171	96,983	(22%)	124,344
Underwriting Fees	29,066	79%	16,245	73,663	134%	31,439
Mergers & Acquisitions Fees	12,528	209%	4,049	37,023	37%	27,078
Private Placement Fees	330	NM	-	1,530	NM	25
Trading Profits	1,854	(84%)	11,539	20,062	(35%)	30,834
Interest	5,266	95%	2,707	13,095	24%	10,522
Other	3,517	23%	2,858	9,131	(3%)	9,448
Total Revenues	$154,077	11%	$138,524	$437,620	12%	$391,243

Interest Expense	3,425	58%	2,170	9,534	20%	7,928
Net Revenues	$150,652	10%	$136,354	$428,086	12%	$383,315

Non-Interest Expenses:
Sales Commissions	$34,747	(4%)	$36,065	$100,085	-%	$100,144
Admin & Incentive Comp and Benefit Costs	68,833	23%	56,045	194,544	22%	159,469
Communications and Information Processing	9,432	9%	8,638	28,043	7%	26,230
Occupancy and Equipment	4,838	(12%)	5,485	14,495	(2%)	14,816
Business Development	7,048	29%	5,444	19,501	14%	17,049
Clearance and Other	8,886	(2%)	9,074	29,704	5%	28,314
Total Non-Interest Expenses	$133,784	11%	$120,751	$386,372	12%	$346,022
Income Before Taxes and Including Noncontrolling Interests	16,868	8%	15,603	41,714	12%	37,293
Noncontrolling Interests	(2,755)		(4,621)	(11,302)		(13,202)
Pre-tax Income Excluding Noncontrolling Interests	$19,623	(3%)	$20,224	$53,016	5%	$50,495

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

Quarter ended June 30, 2010 compared with the quarter ended June 30, 2009

Capital Markets net revenues were up $14.3 million, or 10%, for the three months over the prior year quarter.  Pre-tax results decreased 3% over the same period. There were significant increases in underwriting fees of $12.8 million, or 79%, merger and acquisition fees of $8.5 million, or 209%, and commissions from institutional equity sales of $11.2 million, or 19%. The improved equity market conditions as compared to the prior year period were conducive to generating the increased equity market commissions and the increase in underwriting fees.   Offsetting the aforementioned increases were a decrease in fixed income sales commissions of $10.8 million, or 26%, and a significant 84% decrease in trading profits, which are primarily related to fixed income products.  The fixed income trading profits were negatively impacted by the “flight to quality” during the period resulting, in part, from the credit issues experienced during the quarter by certain European countries.

Non-interest expenses increased $13 million, or 11%, resulting from increased compensation primarily related to the increased profitability in our equity capital markets business.

Nine months ended June 30, 2010 compared with the nine months ended June 30, 2009

Capital Markets net revenues were up $44.8 million, or 12%, for the nine months over the prior year period.  Pre-tax results increased 5% over the same period.  We realized significant increases in underwriting fees of $42.2 million, or 134%, and commissions from institutional equity sales of $28.6 million, or 18%. These were offset by a decrease in fixed income sales commissions of $27.4 million, or 22%, and trading profits, which are primarily related to fixed income products and declined in comparison to the prior year period by $10.8 million, or 35%.  Despite the unfavorable comparison, trading profits were strong, although not quite at the level experienced in the prior year, which was a period when fixed income trading profits were unusually strong.  Of the fixed income trading profits, 60% were generated from municipal tax-exempt products and 40% from domestic taxable products.  The number of underwritings during this nine month period were up significantly versus the prior year, a time when underwritings were down dramatically due to the then existing market conditions. The dramatically improved equity market conditions in the current year nine month period versus the prior year were conducive to generating the increased equity market commissions and increased underwriting fees.

Non-interest expenses increased $40.4 million, or 12%, primarily resulting from compensation related costs.  The current year nine month period includes the addition of investment bankers added in the Lane Berry acquisition, which occurred in the third quarter of the prior year, and increased incentive compensation resulting from the increased profitability in our equity capital markets business.

Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	($ in 000’s)
Revenues:
Investment Advisory Fees	$39,451	34%	$29,519	$117,647	16%	$101,777
Other	9,845	(7%)	10,550	30,263	(3%)	31,093
Total Revenues	$49,296	23%	$40,069	$147,910	11%	$132,870

Expenses:
Admin & Incentive Comp and Benefit Costs	17,235	16%	14,860	52,220	13%	46,396
Communications and Information Processing	4,414	(6%)	4,681	13,654	(10%)	15,126
Occupancy and Equipment	942	1%	929	2,934	(1%)	2,961
Business Development	1,510	10%	1,367	4,497	(8%)	4,879
Investment Advisory Fees	6,495	40%	4,630	18,847	18%	15,946
Other	6,490	(5%)	6,865	19,261	(28%)	26,794
Total Expenses	$37,086	11%	$33,332	$111,413	(1%)	$112,102
Income Before Taxes and Including Noncontrolling Interests	12,210	81%	6,737	36,497	76%	20,768
Noncontrolling Interests	58		46	1,044		99
Pre-tax Income Excluding Noncontrolling Interests	$12,152	82%	$6,691	$35,453	72%	$20,669

The Asset Management segment includes investment portfolio management services, mutual fund management, and trust services. Investment portfolio management services include both in-house and selected third-party money managers. The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios and mutual funds.  Approximately 85% of investment advisory fees are earned from assets held in managed programs.  Investment advisory fees on such accounts are earned based on a percentage of assets as of a point in time.  These fees are computed based on assets either at a single point in time within the quarter, typically the beginning or end of a quarter, or the “average daily” balances. Approximately 82% of our investment advisory fees recorded in a quarter are billed based on balances at the beginning of the quarter, approximately 7% are based on balances at the end of the quarter and approximately 11% are computed based on average assets throughout the quarter. Assets are impacted by both the performance of the underlying investments and the new sales and redemptions of client accounts/funds. Increasing equity markets positively impact revenues from investment advisory fees as existing accounts increase in value, and individuals and institutions typically commit incremental funds in rising equity markets.

The following table presents the assets under management as of the end of the months indicated:

	June 2010	March 2010	September 2009	June 2009	March 2009	September 2008
	(in millions)
Assets Under Management:

Eagle Asset Management, Inc.	$14,474	$15,398	$13,583	$12,015	$10,513	$14,186
Eagle Money Market Funds	2,415	2,692	2,966	5,975	6,552	6,108
Raymond James Consulting Services (“RJCS”)	7,788	8,266	7,833	7,019	6,194	7,990
Unified Managed Accounts	588	551	248	112	25	-
Freedom Accounts & Other Managed Programs	7,898	8,340	7,257	6,250	5,337	7,766
Total Assets Under Management	$33,163	$35,247	$31,887	$31,371	$28,621	$36,050

Less: Assets Managed for Affiliated Entities	(3,246)	(3,246)	(3,009)	(2,771)	(2,488)	(2,578)

Net Assets Under Management	$29,917	$32,001	$28,878	$28,600	$26,133	$33,472

Non-Managed Fee Based Assets:

Passport	$20,829	$21,802	$19,452	$17,024	$14,618	$17,681
Ambassador	9,347	9,223	7,327	5,687	4,151	3,908
Other Non-Managed Fee Based Assets	1,825	1,860	1,671	1,222	1,024	1,279
Total	$32,001	$32,885	$28,450	$23,933	$19,793	$22,868

Quarter ended June 30, 2010 compared with the quarter ended June 30, 2009

The Asset Management segment’s financial assets under management increased 22% at March 31, 2010 versus 2009, while revenues increased $9.2 million, or 23%, from the June 2009 quarter. The increase in assets under management is a combined result of an increase in market values of the investment portfolios and an inflow of client investments due to recruited financial advisors and investors who have made new or additional investments as the market conditions have improved compared to the prior year period.

Money market fee waivers of $3.2 million for the quarter ended June 30, 2010 partially offset the investment advisory fee revenue increases produced by new assets and market value appreciation of the non-money market assets realized during the quarter. These fee waivers will cease in the fourth quarter of this fiscal year as a result of the implementation of our decision to outsource our money market funds to a third party.  As a result of the conversion of client funds to the multi-bank sweep aspect of the RJBDP in September 2009, management fees related to money market funds decreased $3.6 million as compared to the prior year quarter.  As compared to the prior year quarter, administrative and incentive compensation expense increased $2.4 million, and investment advisory expense increased $1.9 million, each resulting from the increase in investment advisory fee revenue.

Nine months ended June 30, 2010 compared with the nine months ended June 30, 2009

Total revenues increased $15 million, or 11%, for the nine months over the prior year period.  The increase in revenue resulted from a combination of favorable factors in the current nine month period including increased market values, additional client investments and $3.2 million in performance fees. These revenue increases were partially offset by a decrease in the current year period of $8.4 million in money market fund management fees.  Money market fee waivers were flat as compared to the prior year.  Other expense decreased $7.5 million, or 28%, primarily attributable to a decrease in intersegment expenses resulting from low interest rate spreads and the implementation of the multi-bank sweep aspect of the RJBDP in September, 2009.  In 2009, other expense included a portion of the money market management fee which was shared with the PCG segment until the fee was waived beginning in January, 2009.  Also, money market distribution fees were waived by the PCG segment beginning in May, 2009.  Both of these factors result in lower expense as compared to the prior year.

Raymond James Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	($ in 000’s)
Revenues:
Interest Income	$67,080	(15%)	$79,192	$209,466	(24%)	$277,085
Interest Expense	4,614	29%	3,584	14,187	(38%)	23,027
Net Interest Income	$62,466	(17%)	$75,608	$195,279	(23%)	$254,058

Other Income (Loss)	2,567	65%	1,555	633	117%	(3,763)
Net Revenues	$65,033	(16%)	$77,163	$195,912	(22%)	$250,295

Non-Interest Expenses:
Employee Compensation and Benefits	$2,914	20%	$2,435	$8,423	9%	$7,717
Communications and Information Processing	428	28%	334	1,280	32%	969
Occupancy and Equipment	193	(19%)	239	600	(16%)	717
Provision for Loan Losses	17,098	(43%)	29,790	59,870	(54%)	129,639
Other	15,215	(10%)	16,959	41,095	(1%)	41,637
Total Non-Interest Expenses	$35,848	(28%)	$49,757	$111,268	(38%)	$180,679
Pre-tax Income	$29,185	6%	$27,406	$84,644	22%	$69,616

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

Quarter ended June 30, 2010 compared with the quarter ended June 30, 2009

Net revenues decreased 16% while pre-tax income increased 6% during the quarter ended June 30, 2010 compared to the same quarter in the prior year. The net revenue decrease is primarily due to a $13.1 million, or 17%, decrease in net interest income resulting primarily from a 15% decline in average interest-earning banking assets. The majority of this was related to lower loan balances. Loan interest and fees decreased $11.1 million due to average loans outstanding decreasing from $7.5 billion to $6.3 billion, or 16%, as part of our strategy during the last three quarters of fiscal 2009 to reduce the balance of loans outstanding in order to strengthen our capital position. Correspondingly, average deposits decreased 18% from $8 billion to $6.6 billion. The reduced deposit balances were more than offset by higher interest rates on money market accounts, our primary funding source, which led to a $1 million, or 29%, increase in interest expense. The average cost of funds increased from 0.18% to 0.28%.

The provision for loan losses continues to be impacted by certain unfavorable economic conditions including depressed real estate values and high unemployment rates. The $17.1 million provision for loan losses was significantly lower than the $29.8 million recognized in the prior year quarter. The primary factors driving the provision for loan losses during the current quarter were internal net credit downgrades in the commercial real estate portfolio and increased delinquent residential loans. Although market conditions continue to have an adverse impact on certain corporate and residential loans, greater stability in the market relative to the prior year contributed to the lower provision for loan losses.

Net loan charge-offs for the quarter totaled $18.4 million compared to $34.1 million for the prior year quarter. Corporate charge-offs in the current quarter totaled $11.6 million and included $8.7 million related to one commercial real estate project loan which was placed on nonperforming status last quarter, with the balance of the corporate charge-offs related almost exclusively to real estate acquisition and development loans. The remaining $6.8 million in net charge-offs were taken on delinquent residential loans. Net loan charge-offs in the prior year quarter included $12.1 million related to the sale of RJ Bank’s largest nonperforming loan at that time.

The amount of nonperforming loans increased $12.5 million, or 9%, during the quarter ended June 30, 2010 compared to the amount of nonperforming loans at March 31, 2010. Corporate nonperforming loans increased $10.3 million as compared to the immediately preceding quarter primarily due to the addition of two commercial real estate loans totaling $33.4 million, which was partially offset by $8.4 million related to the sale of distressed debt and the $8.7 million charge-off noted in the previous paragraph. The allowance for loan losses to total nonperforming loans was 96% at June 30, 2010.

Other Income for the quarter ended June 30, 2010 as compared to the prior year quarter, includes a $2.4 million gain on the sale of equity received in a loan settlement partially offset by an increase in other-than-temporary impairment related to our available for sale securities portfolio. At June 30, 2010, the unrealized pre-tax loss on the available for sale securities portfolio was $59.5 million; a significant improvement from the $119.5 million unrealized pre-tax loss at June 30, 2009. This decline is primarily the result of an improvement in the non-agency securities market as contrasted to the irrational market in the prior year.

Other Non-Interest Expense decreased $1.7 million, or 10%, compared to the prior year quarter due to a $4.8 million decrease in FDIC insurance premiums as last year’s quarter included an industry–wide, one-time special assessment. The reduced FDIC expense was partially offset by a $1.7 million increase in OREO valuation expense and a $1.7 million increase in reserves for unfunded lending commitments.

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:
	Three Months Ended June 30,
	2010	2009
	(in 000’s)
Net Loan Charge-offs:
Corporate Loans	$11,553	$27,166
Residential/Consumer Loans	6,812	6,939
Total	$18,365	$34,105

	June 30, 2010	September 30, 2009
	(in 000’s)
Allowance for Loan Loss:
Corporate Loans	$114,089	$122,096
Residential/Consumer Loans	33,002	28,176
Total	$147,091	$150,272

Nonperforming Assets:
Corporate	$85,704	$91,068
Residential/Consumer	90,807	76,005
Total	$176,511	$167,073

Total Loans(1):
Corporate Loans	$4,196,532	$4,325,876
Residential/Consumer Loans	2,120,172	2,418,369
Total	$6,316,704	$6,744,245

(1) Net of unearned income and deferred expenses.

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated. The respective average rates are presented on an annualized basis.

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance(3)	Interest Inc./Exp.	Average Yield/Cost(3)
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned Income(1)
Commercial Loans	$661,958	$6,623	3.96%	$902,229	$8,321	3.65%
Real Estate Construction Loans	89,340	517	2.29%	386,503	2,576	2.64%
Commercial Real Estate Loans	3,359,585	30,220	3.56%	3,523,519	27,857	3.13%
Residential Mortgage Loans	2,170,848	24,680	4.55%	2,697,928	34,374	5.10%
Consumer Loans	25,031	128	2.05%	16,823	58	1.39%
Total Loans, Net	6,306,762	62,168	3.92%	7,527,002	73,186	3.87%

Reverse Repurchase Agreements	-	-	-%	511,978	229	0.18%
Agency Mortgage Backed Securities	217,191	444	0.82%	303,040	698	0.92%
Non-agency Collateralized Mortgage Obligations	285,330	3,905	5.47%	362,192	4,983	5.50%
Money Market Funds, Cash and Cash Equivalents	570,372	504	0.35%	73,311	36	0.20%
FHLB Stock and Other	92,578	59	0.26%	54,515	60	0.44%
Total Interest-Earning Banking Assets	$7,472,233	$67,080	3.57%	$8,832,038	$79,192	3.57%
Non-Interest-Earning Banking Assets:
Allowance for Loan Losses	(149,435)			(140,287)
Unrealized Loss on Available for Sale Securities	(62,681)			(133,199)
Other Assets	233,035			208,420
Total Non-Interest-Earning Banking Assets	20,919			(65,066)

Total Banking Assets	$7,493,152			$8,766,972

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$211,487	$1,654	3.14%	$203,477	$1,951	3.85%
Money Market, Savings, and NOW(2) Accounts	6,350,068	2,284	0.14%	7,838,070	975	0.05%
FHLB Advances and Other	75,362	676	3.55%	51,561	658	5.04%

Total Interest-Bearing Banking Liabilities	$6,636,917	$4,614	0.28%	$8,093,108	$3,584	0.18%

Non-Interest-Bearing Banking Liabilities	26,105			26,048

Total Banking Liabilities	6,663,022			8,119,156

Total Banking Shareholder’s Equity	830,130			647,816

Total Banking Liabilities and Shareholder’s Equity	$7,493,152			$8,766,972

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance(3)	Interest Inc./Exp.	Average Yield/Cost(3)
	($ in 000’s)
	(continued)
Excess of Interest-Earning Banking Assets Over Interest-Bearing Banking Liabilities/Net Operating Interest Income	$835,316	$62,466		$738,930	$75,608

Bank Net Interest:
Spread			3.29%			3.39%
Margin (Net Yield on Interest-Earning Banking Assets)			3.32%			3.41%
Ratio of Interest-Earning Banking Assets to Interest-Bearing Banking Liabilities			112.59%			109.13%
Return On Average:
Total Banking Assets			1.00%			0.81%
Total Banking Shareholder's Equity			9.02%			10.90%
Average Equity to Average Total Banking Assets			11.08%			7.39%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended    June 30, 2010 and 2009 was $7.7 million and $5 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)
During fiscal year 2010, RJ Bank revised its yield/cost calculations to exclude any fair value adjustments (now reflected as a Non-Interest Earning Banking Asset) and to utilize contractual days versus 90-day quarters.  In addition, RJ Bank separated from Total Non-Interest Earning Assets the average balance for Allowance for Loan Losses.  The average balance and yield/cost for certain assets as well as the Net Interest Spread, Net Interest Margin, Ratio of Interest Earning Assets to Interest Bearing Liabilities, and the Return on Total Banking Shareholder’s Equity presented for prior periods above were restated from the respective average balances and ratios previously reported.

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
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income:
Commercial Loans	$(2,216)	$518	$(1,698)
Real Estate Construction Loans	(1,980)	(79)	(2,059)
Commercial Real Estate Loans	(1,296)	3,659	2,363
Residential Mortgage Loans	(6,715)	(2,979)	(9,694)
Consumer Loans	28	42	70
Reverse Repurchase Agreements	(229)	-	(229)
Agency Mortgage Backed Securities	(199)	(55)	(254)
Non-agency Collateralized Mortgage Obligations	(1,057)	(21)	(1,078)
Money Market Funds, Cash and Cash Equivalents	245	223	468
FHLB Stock and Other	42	(43)	(1)

Total Interest-Earning Banking Assets	$(13,377)	$1,265	$(12,112)

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$77	$(374)	$(297)
Money Market, Savings and NOW Accounts	(185)	1,494	1,309
FHLB Advances and Other	304	(286)	18

Total Interest-Bearing Banking Liabilities	$196	$834	$1,030

Change in Net Interest Income	$(13,573)	$431	$(13,142)

Nine months ended June 30, 2010 compared with the nine months ended June 30, 2009

Net revenues decreased 22% while pre-tax income increased 22% for the nine months ended June 30, 2010 compared to the prior year period. The net revenue decrease is primarily due to a $58.8 million, or 23%, decrease in net interest income resulting from a decline in both average interest-earning banking assets and net interest spread. Loan interest and fees decreased $60.3 million due to lower interest rates, as well as average loans outstanding decreasing from $7.6 billion to $6.5 billion, or 15%, as part of our strategy during the last three quarters of fiscal 2009 to reduce the balance of loans outstanding in order to strengthen our capital position. Corresponding to the decrease in average loans, average deposits decreased 17% from $8.5 billion to $7.1 billion. The reduced deposit balances combined with lower interest rates led to an $8.8 million, or 38%, decrease in interest expense. The average cost of funds decreased from 0.36% to 0.27%.

The provision for loan losses continues to be impacted by certain unfavorable economic conditions including depressed real estate values and high unemployment rates. However, the provision for loan losses of $59.9 million for the nine months was significantly lower than the $129.6 million in the prior year nine month period. Increasing delinquencies in the residential loan portfolio, continued relatively high levels of nonperforming corporate loans, increased reserve rates for criticized commercial real estate loans and, to a lesser extent, the stratification of the performing residential portfolio based upon updated loan to value (“LTV”) estimates with higher reserve percentages allocated to the higher LTV loans, drove the provision for loan losses for the current nine month period. The large prior year provision included one $28 million corporate loan, and increased reserves and charge-offs due to the rapid deterioration of the credit markets, a significant decline in commercial real estate values and an increase in projected loss experience on residential mortgage loans.

Net loan charge-offs for the nine month period totaled $63.1 million compared to $80.8 million for the prior year period. Corporate charge-offs during the current year period included $8.7 million related to the sale of distressed debt in the secondary market with the balance taken almost exclusively on commercial acquisition and development loans. A $7.6 million increase in residential/consumer charge-offs resulted from the continued high level of residential delinquencies and declines in home values in many markets.

The amount of nonperforming loans decreased $4.6 million, or 3%, during the nine months ended June 30, 2010 compared to the amount of nonperforming loans at September 30, 2009. Corporate nonperforming loans decreased $17.5 million primarily due to the return of three loans to performing status, the default of one commercial real estate loan, loan repayments, sales and charge-offs, partially offset by the addition of three commercial real estate loans. This improvement in corporate nonperforming loans was partially offset by an increase of $12.8 million in nonperforming residential loans due to the ongoing economic impact on residential delinquencies. However, the growth in total delinquent residential loans (30+ days or more delinquent) has slowed substantially with an increase of only $7.2 million for the nine months this year compared to a $44.1 million increase in the prior year period.

The increase in Other Income for the year ended June 30, 2010 as compared to the prior year is mostly attributable to a $2.4 million gain on the sale of equity received in a loan settlement, an increase in the fair value of our interest rate contracts, an increase in the valuation of our bank-owned life insurance, and a reduction in other-than-temporary impairment losses related to our available for sale securities portfolio.

The table below presents certain credit quality trends for corporate loans and residential/consumer loans:

	Nine Months Ended June 30,
	2010	2009
	(in 000’s)
Net Loan Charge-offs:
Corporate Loans	$39,186	$64,459
Residential/Consumer Loans	23,865	16,307
Total	$63,051	$80,766

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated. The respective average rates are presented on an annualized basis.

	Nine Months Ended June 30,
	2010			2009
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance(2)	Interest Inc./Exp.	Average Yield/ Cost(2)
	($ in 000’s)
	(continued on next page)
Interest-Earning Banking Assets:
Loans, Net of Unearned Income (1)
Commercial Loans	$705,194	$21,612	4.04%	$764,421	$26,115	4.51%
Real Estate Construction Loans	91,451	1,056	1.52%	373,798	9,321	3.29%
Commercial Real Estate Loans	3,428,597	91,446	3.52%	3,712,621	108,237	3.84%
Residential Mortgage Loans	2,259,244	79,144	4.67%	2,777,195	109,897	5.28%
Consumer Loans	20,901	306	1.96%	17,252	284	2.20%
Total Loans, Net	6,505,387	193,564	3.94%	7,645,287	253,854	4.40%

Reverse Repurchase Agreements	229,304	146	0.09%	585,220	1,134	0.26%
Agency Mortgage Backed Securities	240,700	1,394	0.77%	274,723	3,222	1.56%
Non-agency Collateralized Mortgage Obligations	302,756	12,512	5.51%	382,734	16,037	5.59%
Money Market Funds, Cash and Cash Equivalents	556,745	1,397	0.34%	376,099	2,639	0.94%
FHLB Stock and Other	108,380	453	0.56%	43,361	199	0.61%

Total Interest-Earning Banking Assets	$7,943,272	$209,466	3.50%	$9,307,424	$277,085	3.95%

Non-Interest-Earning Banking Assets:
Allowance for Loan Losses	(148,178)			(113,483)
Unrealized Loss on Available for Sale Securities	(76,114)			(141,640)
Other Assets	224,432			184,677
Total Non-Interest-Earning Banking Assets	140			(70,446)

Total Banking Assets	$7,943,412			$9,236,978

Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates of Deposit	$204,360	$4,951	3.24%	$217,826	$6,475	3.97%
Money Market, Savings, and NOW Accounts	6,846,731	7,245	0.14%	8,320,274	14,539	0.23%
FHLB Advances and Other	62,454	1,991	4.21%	54,265	2,013	4.89%

Total Interest-Bearing Banking Liabilities	$7,113,545	$14,187	0.27%	$8,592,365	$23,027	0.36%

Non-Interest-Bearing Banking Liabilities	23,939			24,461

Total Banking Liabilities	7,137,484			8,616,826

Total Banking Shareholder’s Equity	805,928			620,152

Total Banking Liabilities and Shareholder’s Equity	$7,943,412			$9,236,978

	Nine Months Ended June 30,
	2010			2009
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance(2)	Interest Inc./Exp.	Average Yield/ Cost(2)
	($ in 000’s)
	(continued)

Excess of Interest-Earning Banking Assets Over Interest-Bearing Banking Liabilities/Net Operating Interest Income	$829,727	$195,279		$715,059	$254,058

Bank Net Interest:
Spread			3.23%			3.59%
Margin (Net Yield on Interest-Earning Banking Assets)			3.26%			3.62%
Ratio of Interest-Earning Banking Assets to Interest-Bearing Banking Liabilities			111.66%			108.32%
Return On Average:
Total Banking Assets			0.91%			0.64%
Total Banking Shareholder's Equity			8.96%			9.56%
Average Equity to Average Total Banking Assets			10.15%			6.71%

(1)
Nonaccrual loans are included in the average loan balances. Payments or income received on impaired nonaccrual loans are applied to principal.  Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the nine months ended June 30, 2010 and 2009 was $26.4 million and $16.2 million, respectively.

(2)
 During fiscal year 2010, RJ Bank revised its yield/cost calculations to exclude any fair value adjustments (now reflected as a Non-Interest Earning Banking Asset) and to utilize contractual days versus 90-day quarters.  In addition, RJ Bank separated from Total Non-Interest Earning Assets the average balance for Allowance for Loan Losses.  The average balance and yield/cost for certain assets as well as the Net Interest Spread, Net Interest Margin, Ratio of Interest Earning Assets to Interest Bearing Liabilities, and the Return on Total Banking Shareholder’s Equity presented for prior periods above were restated from the respective average balances and ratios previously reported.

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
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income:
Commercial Loans	$(2,023)	$(2,480)	$(4,503)
Real Estate Construction Loans	(7,040)	(1,225)	(8,265)
Commercial Real Estate Loans	(8,280)	(8,511)	(16,791)
Residential Mortgage Loans	(20,496)	(10,257)	(30,753)
Consumer Loans	60	(38)	22
Reverse Repurchase Agreements	(689)	(299)	(988)
Agency Mortgage Backed Securities	(400)	(1,428)	(1,828)
Non-agency Collateralized Mortgage Obligations	(3,351)	(174)	(3,525)
Money Market Funds, Cash and Cash Equivalents	1,267	(2,509)	(1,242)
FHLB Stock and Other	298	(44)	254

Total Interest-Earning Banking Assets	$(40,654)	$(26,965)	$(67,619)

Interest Expense
Interest-Bearing Banking Liabilities:
Retail Deposits:
Certificates Of Deposit	$(400)	$(1,124)	$(1,524)
Money Market, Savings and NOW Accounts	(2,575)	(4,719)	(7,294)
FHLB Advances and Other	304	(326)	(22)

Total Interest-Bearing Banking Liabilities	$(2,671)	$(6,169)	$(8,840)

Change in Net Interest Income	$(37,983)	$(20,796)	$(58,779)

Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	($ in 000’s)
Revenues:
Securities Commissions and Investment Banking Fees	$1,800	7%	$1,690	$5,149	2%	$5,049
Investment Advisory Fees	1,386	304%	343	2,872	208%	931
Interest Income	73	(67%)	222	261	(76%)	1,086
Trading Profits	1,027	23%	834	3,521	10%	3,202
Other	105	(12%)	119	190	(47%)	360
Total Revenues	$4,391	37%	$3,208	$11,993	13%	$10,628

Interest Expense	47	9%	43	183	(1%)	185
Net Revenues	$4,344	37%	$3,165	$11,810	13%	$10,443

Non-Interest Expenses:
Compensation Expense	$3,965	57%	$2,526	$10,688	6%	$10,086
Other Expense	1,720	(26%)	2,309	5,951	(10%)	6,582
Total Non-Interest Expenses	$5,685	18%	$4,835	$16,639	-%	$16,668
Loss Before Taxes and Including Noncontrolling Interests	(1,341)	20%	(1,670)	(4,829)	22%	(6,225)
Noncontrolling Interests	(232)		(359)	(738)		(2,160)
Pre-tax Loss Excluding Noncontrolling Interests	$(1,109)	15%	$(1,311)	$(4,091)	(1%)	$(4,065)

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina, Uruguay and Brazil.

Quarter ended June 30, 2010 compared with the quarter ended June 30, 2009

The net results in the emerging markets segment were $202,000 better than the comparable quarter, although the segment generated a $1.1 million pre-tax loss in the current quarter. This improvement results from an increase in investment advisory fees of $1 million and an increase in trading profits of $193,000.  Offsetting these favorable items was an $850,000 increase in non-interest expenses.

Nine months ended June 30, 2010 compared with the nine months ended June 30, 2009

The net results in the emerging markets segment were flat as compared to the prior year nine month period. Investment advisory fees increased $1.9 million and trading profits increased $319,000.  These improvements are offset by an $825,000 decrease in interest income and an increase in the amount of losses from those joint ventures in which we have a greater percentage ownership.

Stock Loan/Stock Borrow

The following table presents consolidated financial information of our Stock Loan/Borrow segment for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	($ in 000’s)
Interest Income and Expense:
Interest Income	$2,492	6%	$2,361	$6,401	(22%)	$8,258
Interest Expense	1,175	49%	786	2,651	(21%)	3,347
Net Interest Income	$1,317	(16%)	$1,575	$3,750	(24%)	$4,911

Other Income	81	NM	-	265	NM	-
Net Revenues	$1,398	(11%)	$1,575	$4,015	(18%)	$4,911
Non-Interest Expenses	678	(2%)	690	1,962	-%	1,956
Pre-tax Income	$720	(19%)	$885	$2,053	(31%)	$2,955
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

Quarter ended June 30, 2010 compared with the quarter ended June 30, 2009

Stock Loan revenues increased 9% and net revenues declined 11% for the three months ended June 30, 2010.   Both gross interest revenue and expense increased as compared to the prior year quarter due to increasing average balances, partially offset by lower rates.   The average interest rate spread declined 10 basis points, or 29%.  Due to market conditions, stock loan balances have increased as we have been able to increase the lending of more liquid securities in higher volume.  Non-interest expenses were well controlled, decreasing 2% as compared to the prior year’s quarter. As a result, the segment’s pre-tax income is down $165,000, or 19%, from the same quarter in the prior year.

Nine months ended June 30, 2010 compared with the nine months ended June 30, 2009

Stock Loan revenues declined 19%, with net revenues declining 18% for the nine months compared to the prior year period.  Both gross interest revenue and expense declined due to lower rates, partially offset by increasing average balances.  The average interest rate spread declined 20 basis points, or 45%.  Due to market conditions, stock loan balances have increased as we have been able to increase the lending of more liquid securities in higher volume.  Non-interest expenses were flat as compared to the prior year’s nine month period. As a result, the segment’s pre-tax income is down $902,000, or 31%, from the comparable period in the prior year.

Proprietary Capital

The following table presents consolidated financial information of our Proprietary Capital segment for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	($ in 000’s)
Revenues:
Interest	$1,698	NM	$-	$1,756	915%	$173
Investment Advisory Fees	275	(5%)	288	825	29%	638
Other	2,472	(74%)	9,593	14,512	62%	8,969
Total Revenues	$4,445	(55%)	$9,881	$17,093	75%	$9,780

Expenses:
Compensation Expense	526	(5%)	552	1,404	(11%)	1,578
Other Expenses	(68)	(126%)	261	1,978	37%	1,444
Total Expenses	$458	(44%)	$813	$3,382	12%	$3,022
Income Before Taxes and Including Noncontrolling Interests	$3,987	(56%)	$9,068	$13,711	103%	$6,758
Noncontrolling Interests	897		9,376	11,475		8,112
Pre-tax Income (Loss) Excluding Noncontrolling Interests	$3,090	NM	$(308)	$2,236	265%	$(1,354)

This segment consists of our principal capital and private equity activities including: various direct and third party private equity and merchant banking investments, short-term special situations and bridge investments (“Special Situations Investments”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and a private equity Fund which we sponsor “Raymond James Capital Partners L.P.” As of June 30, 2010, certain of our merchant banking investments at fair value include a $22 million investment in a manufacturer of crime investigation and forensic supplies, a $17 million investment in an event photography business, and a $17 million indirect investment in an allergy immunotherapy testing and treatment supply company.

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

Quarter ended June 30, 2010 compared with the quarter ended June 30, 2009

Pre-tax income generated by this segment increased $3.4 million as compared to the prior year quarter.  The current quarter included an approximately $3.3 million net increase in our private equity investments arising from a combination of dividends received and increases in valuations, after taking into account the noncontrolling interests.  In the prior year quarter, the comparable net increase in the valuation of our investments after considering noncontrolling interests was $200,000.

Nine months ended June 30, 2010 compared with the nine months ended June 30, 2009

Pre-tax income generated by this segment increased $3.6 million as compared to the prior year period. The current year period included an approximately $4.8 million net increase in our private equity investments, arising from a combination of dividends received and increases in valuation, after taking into account the noncontrolling interests.  In the prior year period, the comparable net increase in the valuation of our investments after considering noncontrolling interests was approximately $1 million.

Other

The following table presents consolidated financial information of our Other segment for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	($ in 000’s)
Revenues:
Interest Income	$1,491	13%	$1,314	$4,366	(25%)	$5,797
Other	726	(62%)	1,889	1,647	236%	(1,210)
Total Revenues	$2,217	(31%)	$3,203	$6,013	31%	$4,587

Interest Expense	6,647	NM	143	19,881	988%	1,828
Net Revenues	$(4,430)	(245%)	$3,060	$(13,868)	(603%)	$2,759
Other Expenses	6,512	145%	2,659	15,935	(5%)	16,771
Pre-tax (Loss) Income	$(10,942)	NM	$401	$(29,803)	(113%)	$(14,012)

This segment includes various corporate overhead costs, including interest expense on our senior debt issued in August 2009.

Quarter ended June 30, 2010 compared with the quarter ended June 30, 2009

Pre-tax loss arising from this segment increased $11.3 million for the three months ended June 30, 2010 compared to the prior year quarter.  Total revenues decreased by approximately $1 million as compared to the prior year quarter due primarily to a smaller amount of increases arising from the value of certain of our investments in the current quarter than in the prior year quarter.  Interest expense increased $6.5 million primarily resulting from interest expense on our senior debt in the current year quarter; there was no senior debt in the prior year quarter.  Other expenses increased $3.9 million primarily due to increased accruals of incentive compensation expenses.

Nine months ended June 30, 2010 compared with the nine months ended June 30, 2009

Pre-tax loss arising from this segment increased $15.8 million for the nine months ended June 30, 2010 compared to the prior year period.  Total revenues increased by approximately $1.4 million due primarily to a $4.5 million increase in the value of certain of our investments, which was partially offset by a decrease in interest earnings on our excess cash of $1.4 million, and by $1.6 million of non-recurring life insurance proceeds included in the prior year period. Interest expense increased $18.1 million primarily as a result of interest expense on our senior debt in the current year period; there was no senior debt in the prior year period.

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

Cash provided by operating activities during the nine months ended June 30, 2010 was marginally positive (a source of cash of approximately $8.8 million).   Operating cash provided by net earnings, net increases in stock loan liabilities (net of stock borrows), and net proceeds from the sale of loans held for sale and securitizations (net of purchases and origination of loans held for sale), were almost entirely offset by the use of operating cash reflected in the net decrease in brokerage related liabilities (the net change in segregated assets, brokerage receivables and payables) and an increase in trading instruments.

Investing activities provided $2.4 billion, which was primarily due to a decrease in securities purchased under agreements to resell at RJ Bank, a decrease in net loans at RJ Bank, and the maturations and repayments of our available for sale securities.

Financing activities used $3.9 billion, predominantly the result of a decrease in bank deposits and repayments on borrowed funds. These financing activities arose primarily from the transactions associated with the point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at September 30, 2009 (for more information regarding these point-in-time transactions, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

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

Sources of Liquidity

In addition to the $159 million excess cash held at the parent company and liquidity provided through our business operations, we have various potential sources of capital.

Liquidity Available from Subsidiaries

Our two principal domestic broker-dealer subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At June 30, 2010, both of these brokerage subsidiaries far exceeded their minimum net capital requirements. At that date, these subsidiaries had excess net capital of $334 million, of which approximately $134 million is available for dividend (subject to regulatory approval or other restrictions) while still maintaining a capital level well above regulatory guidelines.

Subject to 30-day notification and in some cases approval by the Office of Thrift Supervision (“OTS”), RJ Bank may pay dividends to the parent company as long as RJ Bank maintains its “well capitalized” status under bank regulatory capital guidelines. RJ Bank has approximately $124 million of capital in excess of the amount it would need as of June 30, 2010 to maintain a total capital to risk-weighted assets ratio of 12%, which is our internal target ratio. See further discussion of RJ Bank’s ability to pay dividends in Note 25 pages 132 - 135 in our 2009 Form 10-K.

Liquidity available to us from our subsidiaries, other than our broker-dealer subsidiaries and RJ Bank, is not limited by regulatory requirements, but is relatively insignificant.

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements as of June 30, 2010:

	Committed	Committed	Uncommitted	Uncommitted	Total Financing
	Unsecured	Collateralized	Collateralized	Unsecured	Arrangements
	(in 000’s)

RJ&A (with third party lenders)	$-	$350,000	$185,100	$250,000	$785,100
RJ Bank	10,000	-	-	-	10,000

Total	$10,000	$350,000	$185,100	$250,000	$795,100

At June 30, 2010, we maintained four 364-day committed and several uncommitted financing arrangements denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At June 30, 2010, the aggregate domestic facilities were $795.1 million and the Canadian line of credit maintained by RJ Ltd was CDN $20 million, of which, CDN $13.8 million was outstanding as of June 30, 2010.  There were no outstanding borrowings against this facility as of September 30, 2009.  Lenders are under no obligation to lend to us under uncommitted lines. Committed facilities provided by commercial banks in the name of RJ&A include a $100 million bilateral repurchase agreement, a $150 million tri-party repurchase agreement and a $100 million secured line of credit.

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

We maintain three unsecured settlement lines of credit available to our Argentina joint venture in the agreement amount of $13.5 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. At June 30, 2010, there was $1.8 million in outstanding borrowings on one of these lines of credit.  There were no borrowings outstanding on any of these lines of credit as of September 30, 2009.

RJ Bank had $50 million and $950 million in FHLB advances outstanding at June 30, 2010 and September 30, 2009, respectively. The advances balance outstanding at June 30, 2010 is comprised of several short-term fixed rate advances. The advances balance outstanding as of September 30, 2009 included a $900 million overnight advance made to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. This $900 million advance was repaid on October 1, 2009. RJ Bank had $1 billion in immediate credit available from the FHLB on June 30, 2010 and total available credit of 40% of total assets from the FHLB with the pledge of additional collateral. See Note 9 of the Notes to Condensed Consolidated Financial Statements within this Form 10-Q for more information.

At June 30, 2010, there were collateralized financings outstanding in the amount of $143 million which are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statements of Financial Condition. Such financings are collateralized by non-customer, RJ&A owned securities.

As more fully described in Note 1 pages 78 - 79 in our 2009 Form 10-K, from time to time we purchase short-term securities under agreements to resell (“reverse repurchase agreements”) and sell securities under agreements to repurchase (“repurchase agreements”). We account for each of these types of transactions as collateralized financings. The average daily balance outstanding during the quarter ended and the period ended balances for repurchase agreements and reverse repurchase agreements as of June 30, 2010 and September 30, 2009 are as follows:

	Repurchase Transactions		Reverse Repurchase Transactions
For the Quarter Ended:	Average Daily Balance Outstanding	End of Period Balance Outstanding	Average Daily Balance Outstanding	End of Period Balance Outstanding
	(in 000’s)

June 30, 2010	$111,155	$143,163	$359,470	$291,428
September 30, 2009(1)	99,515	102,758	783,416	2,306,186

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

At June 30, 2010 and September 30, 2009, we had corporate debt of $357 million and $359 million, respectively. This debt balance at June 30, 2010 is comprised of $300 million in senior notes which are due August, 2019 and a $57 million mortgage loan associated with the financing of our headquarters home-office complex.

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

Other Sources of Liquidity

We own a significant number of life insurance policies utilized to fund certain non-qualified deferred compensation plans. We are able to borrow up to 90% of the cash surrender value of these policies which have a recorded value of $89 million as of June 30, 2010. There are no borrowings outstanding against these policies as of June 30, 2010.

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

Statement of Financial Condition Analysis

Our statement of financial condition consists primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables and payables. The items presented in our statement of financial condition are primarily liquid in nature, providing us with flexibility in financing our business. Total assets of $14.9 billion at June 30, 2010 were down approximately 18% from September 30, 2009. Most of this decrease is due to the transactions associated with the point-in-time regulatory balance sheet composition requirements of RJ Bank. See Note 21 on page 127 of our 2009 Form 10-K for discussion of the September 30, 2009 point-in-time test.

As of June 30, 2010, our liabilities are comprised primarily of deposits of $6.5 billion at RJ Bank and brokerage client payables of $3.3 billion at the broker-dealer subsidiaries, as well as deposits held on stock loan transactions of $1.2 billion. To meet our obligations to clients, at June 30, 2010 we had approximately $3.1 billion in cash and segregated assets. We also have $6.2 billion in loans at RJ Bank and client brokerage receivables of $1.6 billion.

Contractual Obligations, Commitments and Contingencies

RJ&A and RJFS have been subject to ongoing investigations in connection with their sale of Auction Rate Securities (“ARS”). Refer to the discussion of this matter on page 48 of our 2009 Form 10-K and in Part II, Item 1, “Legal Proceedings” of this Form 10-Q. As of June 30, 2010, nearly 60% of the remaining $629 million of ARS currently held by our clients have been issued by funds of Nuveen Investments, a large mutual fund sponsor. Nuveen has been pursuing alternatives to refinance the ARS issued by its funds, and has redeemed several ARS issues during the nine month period ended June 30, 2010. In April 2010, Nuveen announced a moratorium on their efforts due to an inquiry by the common shareholders of many of their funds.  In July 2010, Nuveen indicated they are reconsidering additional refinancing of ARS. However, there can be no assurance if or when Nuveen's refinancings will resume.

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

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of June 30, 2010.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during either the three or nine-month periods ended June 30, 2010.

Management believes that RJ Bank meets all capital adequacy requirements to which it is subject as of June 30, 2010.

RJ Bank applied to the OCC to convert from a federal savings bank to a national bank on November 29, 2008 and RJF applied to the Federal Reserve Board to become a bank holding company on December 5, 2008. There has been no significant change in the status of the conversion process from that reported on page 49 in our 2009 Form 10-K.

Our intention for RJ Bank to become a commercial bank, enabling it to have a majority of its loan portfolio composed of corporate and commercial real estate loans, remains unchanged. If RJ Bank were to remain a thrift, its business mix would be required to be oriented to loans related to residential real estate and other qualifying thrift assets.

The United States government recently enacted financial services reform legislation.  Because of the nature of our business and our business practices, we do not expect the legislation to have a significant impact on our operations. However, because many of the implementing regulations will result from further studies and are yet to be written by various regulatory agencies, the impact is uncertain.  Under the new legislation, as a holding company of RJ Bank, we will become subject to the oversight of the Federal Reserve Board.  We view this element of the legislation to have a potentially positive impact on our pending applications for RJ Bank to become a federally chartered bank and for us to become a bank holding company.

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

As of June 30, 2010, 8.9% of our total assets and 0.7% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $177 million as of June 30, 2010 and represent 13.4% of our assets measured at fair value. Our investments in private equity comprise $163 million or 92% of those Level 3 assets.  Financial instruments which are liabilities categorized as Level 3 amount to $46,000 as of June 30, 2010 and represent less than 1% of liabilities measured at fair value.

See Notes 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment.  Of our total goodwill of $63 million, $30 million arose from our acquisition of Roney & Co. (now part of RJ&A) which occurred during fiscal year 1999, and $33 million arose from our acquisition of Goepel McDermid, Inc. (now RJ Ltd.) which occurred during fiscal year 2001.  This goodwill was allocated to the reporting units, $46 million was allocated to the PCG segment and $17 million was allocated to the Capital Markets segment. We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the equity of a reporting unit below its carrying value.  This impairment testing involves assigning tangible assets and liabilities, identified intangible assets and goodwill to the reporting units and comparing the fair value of the equity of each reporting unit to its carrying value.

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

During the quarter ended March 31, 2010, we updated our income approach and market approach valuation models as of December 31, 2009 for the PCG and Capital Markets reporting units which have an allocation of goodwill. Based upon all of the above, we concluded that the goodwill allocated to our reporting units was not impaired at December 31, 2009. Further, our valuation estimates for each of those reporting units indicated that the fair values of their equity were substantially in excess of their book carrying values, which include the allocated goodwill. No events have occurred since the completion of that analysis that would cause us to update the annual impairment testing we performed as of December 31, 2009.

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

At June 30, 2010, the amortized cost of all RJ Bank loans was $6.3 billion and an allowance for loan losses of $147.1 million was recorded against that balance. The total allowance for loan losses is equal to 2.33% of the amortized cost of the loan portfolio.

The following table allocates RJ Bank’s allowance for loan losses by loan category:

	June 30, 2010		September 30, 2009
	Allowance	Loan Category as a % of Total Loans Receivable	Allowance	Loan Category as a % of Total Loans Receivable
	($ in 000’s)

Commercial Loans	$10,663	11%	$15,279	13%
Real Estate Construction Loans	3,318	2%	3,237	3%
Commercial Real Estate Loans (1)	100,108	54%	103,580	49%
Residential Mortgage Loans	32,933	33%	28,088	35%
Consumer Loans	69	-	88	-

Total	$147,091	100%	$150,272	100%

(1)	Loans wholly or partially secured by real estate.

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

As of June 30, 2010, the absolute fixed income and equity inventory position limits excluding contractual underwriting commitments for our domestic subsidiaries, were $1.97 billion and $69.8 million, respectively. These same inventory limits for RJ Ltd. as of June 30, 2010, were CDN $46.4 million and CDN $74.9 million, respectively. Our trading activities in the aggregate were significantly below these limits at June 30, 2010.

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

To calculate VaR, we use historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that we could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year on average over the course of time. During the nine months ended June 30, 2010, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR two times.

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

The following tables set forth the high, low, and daily average VaR for our overall institutional fixed income portfolio during the nine months ended June 30, 2010, and the VaR at June 30, 2010 and September 30, 2009, with the corresponding dollar value of our portfolio:

	Nine Months Ended June 30, 2010			VaR at
	High	Low	Daily Average	June 30, 2010	September 30, 2009
	($ in 000's)

Daily VaR	$870	$300	$554	$435	$710
Related Portfolio Value (Net)(1)	57,614	192,144	191,152	270,918	180,047
VaR as a Percent of Portfolio Value	0.55%	0.16%	0.33%	0.16%	0.39%

(1)      Portfolio value achieved on the day of the VaR calculation.

The following tables set forth the high, low, and daily average VaR for our overall institutional fixed income portfolio during the nine months ended June 30, 2009, and the VAR at June 30, 2009 with the corresponding dollar value of our portfolio:

	Nine Months Ended June 30, 2009			VaR at
	High	Low	Daily Average	June 30, 2009
	($ in 000’s)

Daily VaR	$901	$296	$540	$764
Related Portfolio Value (Net)(1)	98,176	97,195	98,193	91,059
VaR as a Percent of Portfolio Value	0.92%	0.30%	0.56%	0.84%

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

RJ Bank maintains an earning asset portfolio that is comprised of mortgage, corporate and consumer loans, as well as mortgage backed securities, collateralized mortgage obligations, securities purchased under resale agreements, Small Business Administration (“SBA”) loan securitizations, deposits at other banks and other investments. Those earning assets are funded by RJ Bank’s obligations to customers and FHLB advances. Based on the current earning asset portfolio of RJ Bank, market risk for RJ Bank is limited primarily to interest rate risk. The current economic environment has led to an extended period of low market interest rates. As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates. During the nine months ended June 30, 2010, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising should the economic environment begin to improve. RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

The following table is an analysis of RJ Bank’s estimated net interest income over a twelve month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Changes in Rate	Net Interest Income	Projected Change in Net Interest Income
	($ in 000s)

+300	$220,572	(4.32%)
+200	225,246	(2.29%)
+100	228,169	(1.02%)
-	230,522	-%

The following table presents the amount of RJ Bank’s interest earning assets and interest bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at June 30, 2010:

	Repricing Opportunities
	0 - 6 Months	7 – 12 Months	1 – 5 Years	5 or More Years
	(in 000’s)
Interest Earning Assets:
Loans	$5,006,212	$553,549	$760,899	$32,999
Available for sale securities	251,043	31,504	117,984	83,294
Other earning assets	615,054	-	-	-
Total Interest Earning Assets	5,872,309	585,053	878,883	116,293
Interest Bearing Liabilities:
Transaction and savings accounts	6,253,887	-	-	2,822
Certificates of deposit	47,466	27,022	138,530	-
FHLB Advances	20,000	30,000	-	-
Total Interest Bearing Liabilities	$6,321,353	$57,022	$138,530	$2,822
GAP	$(449,044)	$528,031	$740,353	$113,471
Cumulative GAP	$(449,044)	$78,987	$819,340	$932,811

The following table shows the distribution of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2010:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)

Commercial Loans	$40,722	$606,881	$647,603
Real Estate Construction Loans	-	47,730	47,730
Commercial Real Estate Loans (1)	9,306	2,998,345	3,007,651
Residential Mortgage Loans	37,805	2,058,875	2,096,680
Consumer Loans	-	418	418
Total Loans	$87,833	$5,712,249	$5,800,082

(1)
Of this amount, $1 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of June 30, 2010. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

To mitigate interest rate risk in a significantly rising rate environment, during the year ended September 30, 2008, RJ Bank purchased three-year term interest rate caps with high strike rates (more than 300 basis points higher than rates in effect as of their date of purchase). See Note 10 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.

Equity Price Risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits. RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the nine months ended June 30, 2010 was CDN $11.4 million.

Foreign Exchange Risk

We are subject to foreign exchange risk due to financial instruments denominated in U.S. dollars, predominately held by RJ Ltd. whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates, and our investments in foreign subsidiaries. In order to mitigate the former risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of June 30, 2010, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $1.1 million and CDN $18.4 million, respectively. Generally, we have elected not to hedge the carrying value of our investments in foreign subsidiaries for a variety of reasons, including but not limited to immateriality, accounting considerations and the economic cost of hedging particular exposures.

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

Changes in the allowance for loan losses of RJ Bank were as follows:

	Nine Months Ended June 30,
	2010	2009
	(in 000’s)

Allowance for Loan Losses, Beginning of Period	$150,272	$88,155
Provision For Loan Losses	59,870	129,639
Net Charge-Offs	(63,051)	(80,766)
Allowance for Loan Losses End of Period	$147,091	$137,028

Allowance for Loan Losses to Total Bank Loans Outstanding	2.33%	1.90%

Increasing delinquencies in the residential loan portfolio resulting from the prolonged challenging economic conditions, including the high unemployment rate, continued relatively high levels of nonperforming corporate loans, increased reserve rates for criticized commercial real estate loans and, to a lesser extent, the further stratification of the performing residential portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans were the primary factors impacting the provision for loan losses during the nine month period ended June 30, 2010. However, the provision for loan losses of $59.9 million for the nine months ended June 30, 2010 was significantly lower than the $129.6 million in the prior year nine month period.  The large prior year provision included one $28 million corporate loan, and increased reserves and charge-offs due to the then rapid deterioration of the credit markets, a significant decline in commercial real estate values and an increase in projected loss experience on residential mortgage loans.

The following table presents net loan charge-offs and the percentage of these net loan charge-offs to the average outstanding loan balances by loan category (annualized) for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2010		2009		2010		2009
	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans
	($ in 000’s)

Corporate	$(11,553)	1.12%	$(27,166)	2.26%	$(39,186)	1.24%	$(64,459)	1.77%
Residential	(6,812)	1.24%	(6,939)	1.02%	(23,865)	1.40%	(16,307)	0.78%
Total	$(18,365)	1.16%	$(34,105)	1.81%	$(63,051)	1.29%	$(80,766)	1.41%

Both corporate and residential/consumer loan charge-offs decreased from the immediately preceding quarter. Corporate charge-offs included $8.7 million related to one commercial real estate project loan which was placed on nonperforming status last quarter, with the balance of the corporate charge-offs taken almost exclusively on commercial acquisition and development loans.  Corporate charge-offs in the prior year quarter included $12.1 million related to the sale of RJ Bank’s largest nonperforming loan at that time.

The table below presents nonperforming loans and total allowance for loan losses by loan category at June 30, 2010 and September 30, 2009:

	June 30, 2010		September 30, 2009
	Nonperforming Loan Balance	Allowance for Loan Losses Balance	Nonperforming Loan Balance	Allowance for Loan Losses Balance
	(in 000’s)

Corporate	$68,949	$(114,089)	$86,422	$(122,096)
Residential/Consumer	84,792	(33,002)	71,960	(28,176)
Total	$153,741	$(147,091)	$158,382	$(150,272)

The amount of nonperforming loans decreased $4.6 million or 3% during the nine months ended June 30, 2010. Corporate nonperforming loans decreased $17.5 million primarily due to the return of three loans to performing status, the default of one commercial real estate loan, loan repayments, sales and charge-offs, partially offset by the addition of three commercial real estate loans. This improvement in corporate nonperforming loans was partially offset by an increase of $12.8 million in nonperforming residential loans due to the ongoing economic impact on residential delinquencies. Included in nonperforming residential/consumer loans are $65.9 million in loans net of $37.4 million in previously recorded charge-offs.

Loan Underwriting Policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 65 - 66 of our 2009 Form 10-K. There have been no material changes in RJ Bank’s underwriting policies during the nine months ended June 30, 2010.

Risk Monitoring Process

RJ Bank’s credit risk strategy regarding ongoing risk monitoring and review process for all of its residential, consumer and corporate credit exposures is discussed on pages 66 - 69 of our 2009 Form 10-K. There have been no material changes to those processes and policies during the nine months ended June 30, 2010.

Residential and Consumer Loans

Residential mortgage and consumer loan delinquency levels have been increasing at RJ Bank due to the current economic downturn and the high level of unemployment. At June 30, 2010, loans over 30 days delinquent (including nonperforming loans) increased to 4.48% of residential and consumer loans outstanding, compared to 3.62% over 30 days delinquent at September 30, 2009. The total over 30 day delinquent loans increased $2.7 million or by 3% as compared to the prior quarter.

The following table presents a summary of delinquent residential and consumer loans at June 30, 2010 and September 30, 2009:

	Delinquent Residential and Consumer Loans (Amount)		Delinquent Residential and Consumer Loans As a Percentage of Outstanding Loans Balances
	June 30, 2010	September 30, 2009	June 30, 2010	September 30, 2009
	($ in 000’s)

30-89 days	$24,764	$19,767	1.17%	0.82%
90 days or more	70,127	67,640	3.31%	2.80%

The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows as of June 30, 2010 and September 30, 2009:

June 30, 2010		September 30, 2009(1)
($ outstanding as a % of RJ Bank total assets)

5.1%	CA(2)	6.1%	CA
3.5%	NY	4.3%	NY
3.4%	FL	3.5%	FL
1.6%	NJ	1.9%	NJ
1.3%	VA	1.4%	VA

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

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only; payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At June 30, 2010 and September 30, 2009, these loans totaled $1.2 billion and $1.7 billion, respectively, or approximately 60% and 64% of the residential mortgage portfolio, respectively. A large percentage of these loans were projected to adjust to a lower payment than the current payment, and this percentage is likely to increase in a low interest rate environment. The outstanding balance of interest-only loans at June 30, 2010, based on their contractual terms, are scheduled to reprice and begin amortizing as follows (in 000’s):

June 30, 2010

One year or less	$367,497
Over one year through two years	397,375
Over two years through three years	212,446
Over three years through four years	111,245
Over four years through five years	116,614
Over five years	20,940
Total Outstanding Interest-Only Loan Balance	$1,226,117

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The LTV/FICO scores of RJ Bank’s residential first mortgage loan portfolio are as follows:

	June 30, 2010	September 30, 2009
Residential First Mortgage
Loan Weighted Average
LTV/FICO (1)	64% / 751	64% / 751

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

RJ Bank estimates that loans with LTV’s between 100% and 120% represent approximately 18% of the residential mortgage loan portfolio and loans with LTV’s in excess of 120% represent approximately 9% of the residential mortgage portfolio. The average estimated LTV is approximately 80% for the total residential loan portfolio. Credit risk management for the residential portfolio utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Corporate Loans

At June 30, 2010, there were no loans, in addition to loans classified as nonperforming, that were delinquent greater than 30 days.

The industry concentrations (top five categories) of RJ Bank’s corporate loans at June 30, 2010 and September 30, 2009 were as follows:

June 30, 2010		September 30, 2009(1)
($ outstanding as a % of RJ Bank total assets)

3.8%	Telecommunications	3.7%	Healthcare (excluding hospitals)
3.4%	Consumer Products/Services	3.5%	Retail Real Estate
3.1%	Hospitality	3.3%	Telecommunications
2.8%	Retail Real Estate	3.3%	Media Communications
2.8%	Media Communications	3.1%	Office Properties

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We, in conjunction with other industry participants, continue to actively seek a solution to ARS’ illiquidity. This includes issuers restructuring and refinancing the ARS, which has met with some success. In April 2008, we announced that customers held approximately $1.9 billion of ARS, which as of June 30, 2010, had declined to approximately $629 million due to the redemption and refinancing of such securities by the issuers of the ARS. Should these restructurings and refinancings continue, then clients’ holdings could be reduced further. However, there can be no assurance these events will continue and recently Nuveen announced it is reconsidering additional refinancing of ARS. If we were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or a significant portion of these ARS from certain clients, we would have to have cash or borrowing power to do so. Further, if such repurchases were made at par value there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect our results of operations.

At the present time, we do not have sufficient cash on hand to repurchase all or a significant portion of the outstanding ARS held by our clients. The majority of our cash and capital is held within our subsidiaries. Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sources of Liquidity,” in this Form 10-Q for more information regarding our liquidity available from subsidiaries. Since the total amount of capital available for dividends from our subsidiaries is less than the total ARS amount outstanding at June 30, 2010, were we to repurchase the ARS from our clients we would need to either arrange to finance such a purchase through bank borrowings or raise cash through a debt or equity offering.  Both of which, while possible but not necessarily assured, would take some time.  As we currently have an effective universal shelf registration statement on file with the SEC, a public offering could be undertaken within a relatively short period of time, once the terms of any ARS repurchase were ultimately determined.  Of course, the receptivity of bank lenders or the private or public capital markets to such a financing would depend on such terms and financial market conditions at the time.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on our purchases of our own stock, on a monthly basis during the quarter ended June 30, 2010 as well as for the nine months then ended:

	Number of Shares Purchased(1)	Average Price Per Share
First Quarter	137,317	$ 24.21
Second Quarter	1,664	$ 24.77
April 1, 2010 – April 30, 2010	-	$ -
May 1, 2010 – May 31, 2010	-	-
June 1, 2010 – June 30, 2010	-	-
Third Quarter	-	$ -
Year-to-date	138,981	$ 24.21

(1)
We do not have a formal stock repurchase plan. Since May 2004, our Board of Directors has authorized $150 million for repurchases at the discretion of our Board’s Share Repurchase Committee. As a result, 3,869,008 shares have been repurchased for a total of $87.9 million, leaving $62.1 million available to repurchase shares. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. Accordingly, we purchased no shares in open market transactions during the nine months ended June 30, 2010. During the nine months ended June 30, 2010, 135,223 shares were purchased for the trust fund that was established and funded to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 19 page 120 of our 2009 Form 10-K for more information on this trust fund). We received 3,758 shares that were surrendered by employees as payment for option exercises during the nine months ended June 30, 2010.

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

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, filed herewith.

31.1	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*      Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 6, 2010	/s/ PAUL C. REILLY
Paul C. Reilly
Chief Executive Officer

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Executive Vice President - Finance
and Chief Financial
Officer