Form 10-K/A
period 2009-09-30
RAYMOND JAMES FINANCIAL INC
filed 2010-11-22
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Raymond James Financial, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which was originally filed on November 27, 2009 (the “Annual Report”), to amend the disclosure in Part III, Item 11 (Executive Compensation), Part III, Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), and Part III, Item 13 (Certain Relationships and Related Transactions, and Director Independence) that was previously incorporated by reference into the Annual Report from the Definitive Proxy Statement filed on January 11, 2010.  The executive compensation tables and related Compensation Discussion and Analysis, as well as the beneficial ownership table and the transactions with related persons section, have been amended and restated to reflect a forgivable loan made to Paul D. Allison, President and Chief Executive Officer of Raymond James Ltd. (“RJ Ltd.”), our Canadian subsidiary, as part of his recruitment.  The amount of the loan that was forgiven in fiscal year 2009 results in Mr. Allison being deemed a “named executive officer” for the purposes of the Summary Compensation Table and related disclosures in fiscal year 2009.  In addition, the second footnote in the Summary Compensation Table was restated.

Except for the foregoing, this Amendment No. 1 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report or any of the items incorporated therein by reference, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and our other filings made with the SEC subsequent to the Annual Report.

PART III

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview and Philosophy

     The CGN&C Committee of our Board of Directors reviews corporate compensation and benefit plan policies, as well as the structure and amount of all compensation for all members of our Operating Committee, which includes all but three of our executive officers and all of our Named Executive Officers.  The CGN&C Committee consists of Robert P. Saltzman (Chair), Hardwick Simmons and Susan N. Story.  Our Board of Directors normally approves all grants of options and restricted stock, based upon the recommendations of the CGN&C Committee, except for grants made for recruiting and retention awards, which prior to November 24, 2009 could be made by Operating Committee members, the Chief Operating and Chief Executive Officers and the CGN&C Committee, if they were within specified limits.  Our Chief Executive Officer makes recommendations to the CGN&C Committee concerning the compensation of Operating Committee members.  The Chief Financial Officer makes recommendations to the CGN&C Committee concerning the compensation of directors.  We do not engage compensation consultants in connection with executive or director compensation.  However, the CGN&C Committee does use comparative compensation surveys from McLagan and information from public company disclosures.

     The CGN&C Committee's goal is to establish and maintain compensation policies that will enable us to attract, motivate and retain high-quality executives and to ensure that their individual interests are aligned with our long-term interests and those of our shareholders.  In doing so, individual performance, the compensation of executives of similar firms and our financial results are considered.  The CGN&C Committee was provided executive compensation disclosures from the proxy statements of several publicly traded securities firms as well as the surveys described above for comparative information to use in its decision making process.  We do not formally benchmark the compensation of our executive officers against those companies.

     Our objectives are met through a compensation package which includes four major components - base salary, annual bonus (including restricted stock), stock option awards and retirement plan contributions.

Base Salary and Annual Bonus

     For our executive officers, the cash and restricted stock compensation components (base salary and annual bonus) are heavily weighted toward annual bonus.  Salaries are reviewed and adjusted in December of each year, consistent with other exempt employees.  Typically, executive officer salaries are increased by an amount within a percentage range that is also applicable to our other employees.  Promotions or cases of expanded responsibility are exceptions to this policy.

     The CGN&C Committee discusses and takes into account the recommendations of Mr. James, our Chief Executive Officer and largest shareholder, with respect to the base salaries of the Named Executive Officers, other than himself.  Mr. James has historically recommended base salary increases by an amount that approximates a percentage range that is also applicable to our overall employee population, except for situations involving promotions and/or expanded responsibility.  Mr. James typically has the benefit of industry based compensation surveys when making his recommendations.

     Salaries of the Named Executive Officers, like those of most other management employees, were not increased for calendar year 2009.  This action was taken as a result of the impact of the downturn in the financial markets on our clients and shareholders, as well as to preserve liquidity in the face of the then unfavorable business outlook.

     The bonus formulas for the Named Executive Officers for fiscal 2009 were previously published in our 2009 proxy statement and are republished at page 16 in this proxy statement.  All of those formulas are based upon contributions to our pre-tax profits, or those of a subsidiary or department.  The emphasis on profit-based compensation serves two functions: it encourages executives to be conscious of the "bottom line" and it aligns our total compensation structure with profitability, which is advantageous to the firm given the cyclical nature of the securities industry.

     Since fiscal 2006, the CGN&C Committee has determined to give some emphasis to our overall performance in determining bonus payments for some executive officers.  Accordingly, the CGN&C Committee established a bonus pool equal to .75% of our total pre-tax profit (the “Company Performance Bonus Pool”).  For fiscal 2009, the Company Performance Bonus Pool was allocated equally among the Operating Committee members participating in that pool, i.e., Messrs. Helck, Averitt, Riess, Sayler, Trocin and Zank, consistent with the policy adopted by the CGN&C Committee for fiscal 2007 and beyond that was disclosed in our 2007 proxy statement.  Since fiscal 2008, up to 50% of the amount generated by each bonus formula could be withheld based on the subjective performance evaluation by the Chief Executive Officer and the CGN&C Committee.

     In early November 2009, the CGN&C Committee reviewed the results generated by bonus formulas for fiscal 2009.  In early December 2009, Mr. James made recommendations to the CGN&C Committee for the annual bonuses to be awarded to each Named Executive Officer other than himself, based on his assessment of their performance against individual goals he had set.  The CGN&C Committee approved those recommendations.

     Up to 50% of the annual bonus pool (i.e., the amount generated by an officer’s bonus formula) is awarded based upon the Chief Executive Officer’s and the CGN&C Committee’s subjective evaluation of achievement of performance objectives set by him for the other Named Executive Officers.  In the case of Mr. Allison, his hiring letter guaranteed him a bonus of not less than CDN$1,500,000 for fiscal 2009.  In the case of Mr. Riess, those objectives included a continuing focus on expense control; capitalizing on sales opportunities in light of the performance of Eagle Asset Management; providing sales support to the retail segment; and, maintaining performance of asset management products.  Mr. Riess’ bonus was 98% of the amount generated by his fiscal 2009 bonus formula.  In the case of Mr. Sayler, those objectives included developing a profitable depository institutions business; employing best available tools and personnel to manage risk; developing a highly productive regional firm institutional fixed income sales force; and, providing superior support to the Private Client Group financial advisors through outstanding service, accommodative inventories and high quality systems.  Mr. Sayler’s bonus was 89.6% of the amount generated by his fiscal 2009 bonus formula.  In the case of Mr. Julien, those objectives included insuring availability of adequate capital, maximizing equity analyst coverage; monitoring reserve levels and recommending appropriate changes at RJ Bank; and, providing high quality financial reporting to the investment community.  Mr. Julien’s bonus was 95% of the amount generated by his fiscal 2009 bonus formula.

     In each case, the amount of the bonus awarded to each of the Named Executive Officers and all other members of the Operating Committee having bonus formulas, except for Mr. Dennis Zank, was less than the amount generated by the applicable bonus formula.  Mr. Zank, President of RJA, received, with the CGN&C Committee’s approval, a discretionary bonus of $331,000 in excess of the amount generated by his fiscal 2009 bonus formula.  The CGN&C Committee has also approved the bonus formulas for fiscal 2010.  The fiscal 2010 bonus formulas for the executive officers most likely to be Named Executive Officers in the 2011 proxy statement are set forth in a table below entitled “Fiscal 2010 Bonus Formulas for Certain Executive Officers (as Approved by the CGN&C Committee)”.

     We issue restricted shares of our stock to employees of our United States operations in lieu of cash for up to 20% of bonus amounts in excess of $250,000.  For fiscal year 2009 bonuses, the number of restricted shares issued to members of our Operating Committee was determined based upon the market value at the date of grant and the number of restricted shares issued to other employees was determined using a 10% discount from the market value at the date of grant.  The restricted shares vest after three years.  Thus, a portion of annual bonus awards have a retention element.

Stock Options

     The third component of the compensation package, incentive and non-qualified stock option awards, is designed, along with the restricted stock, to provide a direct link between the long-term interests of executives and shareholders.  Options are granted every two years to key management employees.  From time to time, stock options may be granted when a special situation exists, as inducements when employees are hired, or if job performance or a change in job responsibilities warrants.  It is our policy to maintain the number of outstanding options at less than ten percent of our outstanding shares.  As members of our Operating Committee, all of the Named Executive Officers except Mr. James are granted an equal number of options every two years.  During the past five years, the number of shares subject to outstanding options has represented between 4.8% and 7.2% of our outstanding shares.  We first determine how many options to grant to department heads and other key employees in total.  The number of options that could be granted without all outstanding options exceeding 7% of outstanding shares is then calculated.  The number of options granted to those employees in November 2007, in the aggregate was based on that limiting calculation.  That total number was allocated among all grantees based upon responsibility and compensation levels.  The Operating Committee grantees are awarded the highest number of options among all grantees.  The award of options is intended to be a retention and shareholder alignment device rather than a major component of compensation.  There is no direct relationship between the number of options granted and the amount of annual bonuses.

     No Backdating or Spring Loading.  We do not backdate options or grant options retroactively.  In addition, we do not coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information.  Options for our stock are granted at fair market value on a fixed date or event, with all required approvals obtained in advance of or on the actual grant date.  Our general practice is to have grants of options reviewed and recommended by the CGN&C Committee and approved by the Board of Directors, except for grants to new hires and retention grants which until November 24, 2009, could be made by Operating Committee members, the Chief Operating and Chief Executive Officers and the CGN&C Committee in accordance with limits specified by the Board.  Such new hire or retention grants were reported to the Board at its next meeting.  Fair market value is determined by the closing price on the grant date.

Retirement Plans

     The fourth component of the compensation package is our contributions to various retirement plans, which are based on compensation levels and years of service.  We maintain three qualified retirement plans: a profit sharing plan, an employee stock ownership plan and a 401(k) plan.  Contributions to the profit sharing and employee stock ownership plans, if any, are dependent upon our overall profits.  Since inception of the 401(k) plan in 1987, we have matched a portion of the first $1,000 contributed annually by employees to their 401(k) accounts.  The plan currently provides for us to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually.  These three plans are offered to employees who meet the length of service and minimum hours worked requirements specified in the plans.  We also maintain a non-qualified long term incentive plan for highly compensated employees, including executive officers.  Eligibility is restricted to those who meet certain compensation levels set by the CGN&C Committee.  The vesting schedule of this plan is designed to encourage long-term employment with the firm.  Contributions to this plan are also dependent upon our earnings.

     In addition, we have an employee stock purchase plan which allows employees to purchase shares of our common stock on four specified dates throughout the year at a 15% discount from the market value, subject to certain limitations, including a one-year holding period.

Compensation of the Chief Executive Officer

     Mr. James’ base salary for calendar 2009 was $325,542, and was not increased from 2008 consistent with the treatment accorded other employees for the reasons set forth above under “Base Salary and Bonus”.

     In determining the bonus paid to Mr. James for fiscal 2009, the CGN&C Committee began with the recognition that it had approved bonuses for other Named Executive Officers that ranged from 89% to 98% of the amounts generated by their bonus formulas.  The CGN&C Committee considered that we remained profitable, albeit at a lower level, in a year which continued to be difficult for financial firms in the aftermath of the demise of Bear Stearns and Lehman Brothers.  It was also cognizant of the bonuses received by chief executive officers of other financial services firms.  The CGN&C Committee also reviewed Mr. James’ accomplishments against his personal objectives, which included identifying a successor as chief executive officer, commencing the process of succession, reducing expenses and capital expenditures and raising $300 million of fixed rate debt capital.  Considering all those factors, the CGN&C proposed a bonus of $2,250,000, 90% of the amount generated by his bonus formula.  However, the CGN&C Committee followed Mr. James’ request to be at the forefront in sharing the financial pain experienced by both shareholders and many employees as a result of the diminished results of fiscal 2009.  As a consequence, Mr. James was awarded a bonus of $1,925,000, 77% of the amount generated by his bonus formula.

Stock Ownership Guidelines

     We grant stock-based compensation in order to align the interests of our employees with those of our shareholders.  With the exception of accelerated vesting for death or disability, Company-issued options and restricted stock are not transferable.  Members of our Operating Committee are expected to acquire and hold at least 10,000 shares of our stock within two years of becoming an Operating Committee member.  They are also expected to retain for three years 25% of the shares of common stock acquired through the exercise of options or vesting of restricted stock.

     Derivatives Trading.  Our policy permits executive officers to implement only the following strategies with listed options on our stock:  sales of covered calls against our stock held free and clear in street name and put writing.  They are not permitted to purchase puts on our stock.

Benefits

     The Named Executive Officers participate in health and welfare, and paid time-off benefits designed to enable us to attract and retain our workforce in a competitive marketplace.  Health and welfare and paid time-off benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other benefits.

Perquisites

     We provide minimal perquisites to our directors and Named Executive Officers, primarily spousal travel expenses in conjunction with the long range planning Board meeting and sales meetings.

Separation and Change in Control Arrangements

     None of the Named Executive Officers is a party to a separation or change in control agreement with us.

Section 162(m)

     None of the salaries of the Named Executive Officers exceed $1 million.  We believe that the annual bonuses and stock options awarded to the Named Executive Officers constitute performance-based compensation and are deductible for U.S. federal income tax purposes.

Return of Executive Compensation by an Executive

     In August, 2010, the Board of Directors of the Company adopted a Compensation Recoupment Policy, effective October 1, 2010, that addresses circumstances under which there could be adjustment or recovery of awards/payments if financial results or performance metrics are restated or adjusted such that the award would have been reduced.

CGN&C Committee Report

     The CGN&C Committee of the Board of Directors, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis (“CD&A”) with the our management.  Based on the review and discussions, the CGN&C Committee recommended to our Board of Directors that the CD&A be included in this proxy statement.

Corporate Governance, Nominating
and Compensation Committee
Robert P. Saltzman, Chair
Hardwick Simmons
Susan N. Story

December 14, 2009

Robert P. Saltzman, Chair
Gordon L. Johnson
Susan N. Story

November 10, 2010

Fiscal 2009 Bonus Formulas for Named Executive Officers

Executive Officer	Basis

Thomas A. James	1.0% of total Company pre-tax profits.
Chairman and Chief Executive
Officer – RJF

Jeffrey P. Julien	0.3% of total Company pre-tax profits.
Executive Vice President, Finance
and Chief Financial Officer – RJF;
Chairman, Raymond James Bank,
FSB

Paul D. Allison	Guaranteed CDN$1,500,000 bonus per hiring letter.
President and Chief
Executive Officer – RJ Ltd.

Richard K. Riess	3.5% of pre-tax profits of Eagle (excluding results of
Executive Vice President – RJF	Eagle’s money market funds) and Eagle Fund Services, Inc.;

plus, 1.75% of pre-tax profits of RJA's Asset Management
Services division;

plus, participation in the Company Performance Bonus Pool.

Van C. Sayler	A portion of the pre-tax profits of RJA's Fixed Income
Senior Vice President,	department equal to:
Fixed Income – RJA
6.0% on the first $16 million of such profits, plus,
3.75% on such profits exceeding $16 million;

plus, participation in the Company Performance Bonus Pool.

*
The PCG Contribution Report adjusts the Private Client Group financial statement pre-tax profits for items related to the private client group sales force, primarily a credit for interest income on cash balances arising from private clients, and also includes adjustments to actual clearing costs, mutual fund revenues and expenses, credit for correspondent clearing, insurance agency and certain asset management profits, accruals for benefit expenses, profits generated by certain private client support operations and other adjustments.  These adjustments may include or exclude items to measure specific objectives, such as losses from discontinued operations, extraordinary, unusual or nonrecurring gains and losses, the cumulative effect of accounting changes, acquisitions or divestitures, and foreign exchange impacts.

Fiscal 2010 Bonus Formulas for Certain Executive Officers (as Approved by the CGN&C Committee)

Executive Officer	Basis

Thomas A. James	0.75% of total Company pre-tax profits.
Chairman and Chief Executive
Officer – RJF

Paul C. Reilly	0.75% of total Company pre-tax profits;
President	Guaranteed $1.5 million per hiring letter.

Chet Helck	0.8% of total pre-tax profits of domestic PCG
Chief Operating Officer – RJF	per PCG Contribution Report*, Raymond
James Ltd., and Raymond James Investment Services;

plus, participation in the Company Performance Bonus Pool.

Richard G. Averitt, III	0.85% of pre-tax profits of RJFS per PCG Contribution Report*;
Chairman and Chief Executive
Officer – RJFS	plus, participation in the Company Performance Bonus Pool.

Richard K. Riess	3.5% of pre-tax profits of Eagle (excluding results of
Executive Vice President – RJF	Eagle’s money market funds) and Eagle Fund Services, Inc.;

plus, 1.75% of pre-tax profits of RJA's Asset Management
Services division;

plus, participation in the Company Performance Bonus Pool.

Van C. Sayler	A portion of the pre-tax profits of RJA's Fixed Income
Senior Vice President,	department equal to:
Fixed Income – RJA
5.0% of the first $25 million of such profits, plus,
4.0% of the next $25 million of such profits, plus,
3.0% of such profits exceeding $50 million;

plus, participation in the Company Performance Bonus Pool.

Jeffrey E. Trocin	5.0% of the pre-tax profits of RJA's Equity Capital Markets,
Executive Vice President,	including European institutional equity sales and trading;
Equity Capital Markets – RJA
plus, participation in the Company Performance Bonus Pool.

Dennis W. Zank	3.0% of the pre-tax profits of RJA per PCG Contribution Report*;
President – RJA
plus, participation in the Company Performance Bonus Pool.

Jeffrey P. Julien	0.3% of total Company pre-tax profits.
Executive Vice President, Finance
and Chief Financial Officer – RJF;
Chairman, Raymond James Bank,
FSB

Paul D. Allison	8% of the first CDN$10 million of pre-tax profits** of RJ Ltd.; plus,
President and	5% of the next CDN$10 million of pre-tax profits** of RJ Ltd.; plus,
Chief Executive Officer – RJ Ltd.	3.75% of the next CDN$10 million of pre-tax profits** of RJ Ltd.; plus,
2.5% of the next CDN$10 million of pre-tax profits** of RJ Ltd.; plus,
1.125% of the pre-tax profits** of RJ Ltd. exceeding CDN$40 million.

*
The PCG Contribution Report adjusts the Private Client Group financial statement pre-tax profits for items related to the private client group sales force, primarily a credit for interest income on cash balances arising from private clients, and also includes adjustments to actual clearing costs, mutual fund revenues and expenses, credit for correspondent clearing, insurance agency and certain asset management profits, accruals for benefit expenses, profits generated by certain private client support operations and other adjustments.  These adjustments may include or exclude items to measure specific objectives, such as losses from discontinued operations, extraordinary, unusual or nonrecurring gains and losses, the cumulative effect of accounting changes, acquisitions or divestitures, and foreign exchange impacts.

**	Pre-tax profits is before interest on subordinated debt created as a result of the corporate structuring of the Goepel McDermid, Inc. acquisition.

Discretionary amounts above those resulting from the formulas set forth above may be awarded by the CGN&C Committee. Should this occur for fiscal 2010, any discretionary amount awarded will be disclosed in next year’s proxy statement.

     The following table summarizes compensation earned for the fiscal years ended September 30, 2007, September 30, 2008 and September 30, 2009, respectively, for our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				Stock	Option	All Other
Name	Year	Salary (1)	Bonus (2)	Awards (3)	Awards (3)	Compensation (4)	Total

Thomas A. James	2009	$325,542	$1,925,000	$449,993	─	$50,396	$2,750,931
Chairman and CEO	2008	$322,156	$2,300,000	$639,970	─	$93,444	$3,355,570
	2007	$309,000	$3,060,000	$559,994	─	$175,376	$4,104,370

Jeffrey P. Julien	2009	$188,000	$710,000	$85,272	$57,441	$22,381	$1,063,094
Executive VP, Finance	2008	$186,000	$772,500	$65,399	$60,449	$53,488	$1,137,836
Chief Financial Officer	2007	$178,000	$832,000	$50,480	$52,230	$112,229	$1,224,939

Paul D. Allison	2009	$254,216	$1,101,602	$154,054	─	$289,978	$1,799,850
President and Chief	2008	$49,078	$495,344	$17,298	─	─	$561,720
Executive Officer – RJ Ltd.	2007	─	─	─	─	─	─

Richard K. Riess	2009	$270,000	$980,000	$315,272	$146,998	$27,311	$1,739,581
Executive VP of RJF,	2008	$268,000	$1,452,000	$503,145	$81,683	$62,522	$2,367,350
CEO and Director of Eagle	2007	$259,000	$1,836,000	$207,332	$65,711	$133,555	$2,501,598

Van C. Sayler	2009	$216,000	$2,800,000	$119,105	$57,394	$19,281	$3,211,780
Senior Vice President	2008	$216,000	$1,364,000	$30,487	$60,432	$48,781	$1,719,700
Fixed Income - RJA	2007	$199,385	$475,000	$55,146	$58,946	$109,613	$898,090

(1)	Salaries for the Named Executive Officers were last increased in January 2008. The increased salaries were in effect for the last three quarters of fiscal year 2008 and all of fiscal year 2009.

(2)	The amounts disclosed in the Bonus column represent the annual bonus, as described in the CD&A, awarded to the Named Executive Officers.

(3)
The amounts shown in the Stock Awards and Option Awards columns represent the amount we recognized as an expense for financial statement reporting purposes in fiscal year 2009 for the fair value of equity awards granted to the Named Executive Officers in fiscal year 2009 and prior years, in accordance with SFAS No. 123(R), excluding the impact of estimated forfeitures related to service-based vesting conditions.  As a result, these amounts do not reflect the amount of compensation actually received by the Named Executive Officer during the fiscal year.  For a description of the assumptions used in calculating the fair value of equity awards under SFAS No. 123(R), see Note 19 of our financial statements in our Form 10-K for the fiscal year ended September 30, 2009.  Under SFAS No. 123(R), equity awards to retirement-eligible employees are expensed over the period from the date of grant to the date at which an employee becomes retirement-eligible.  Since Mr. James is retirement-eligible, the expense for his fiscal year 2009 equity award was recognized entirely during fiscal year 2009.  For Mr. Sayler, Mr. Julien and Mr. Allison, since they are not retirement-eligible, the expense for their fiscal year 2009 equity awards will be recognized in our financial statements over the vesting period.  Prior to fiscal year 2009, Mr. Riess was retirement-eligible for awards made pursuant to our 2007 Stock Bonus Plan.  During fiscal year 2009, Mr. Riess became retirement-eligible for awards made pursuant to all the plans in which he participates.  This difference in accounting for equity awards under SFAS No. 123(R) results in variability in the expense recognized for equivalent equity awards between retirement-eligible employees and non retirement-eligible employees in the Summary Compensation Table.

(4)	All Other Compensation for fiscal year 2009 includes our contributions to defined contribution plans, dividends on unvested stock, commissions and loan forgiveness:

	Employee
	Stock			Deferred	Deferred
	Ownership	Profit	401(k)	Compensation	Compensation	Dividends on			Total
	Plan	Sharing	Company	Plan	Plan	Unvested		Loan	All Other
Name	Contribution	Contribution	Match	Contribution (a)	Loss (a)	Stock	Commissions	Forgiveness	Compensation

Thomas A. James	$2,990	$9,815	–	$30,600	($28,400)	$25,513	$9,878	─	$50,396

Jeffrey P. Julien	$2,990	$8,920	$750	$30,600	($24,618)	$3,636	$103	─	$22,381

Paul D. Allison	─	─	─	─	─	$7,516	─	$282,462	$289,978

Richard K. Riess	$2,990	$8,920	$750	$30,600	($28,660)	$12,711	─	─	$27,311

Van C. Sayler	$2,990	$8,770	$750	$30,600	($29,028)	$4,447	$752	─	$19,281

(a)	See Nonqualified Deferred Compensation table for more information.

     The following table provides information on the grants of plan based awards made to each of the Named Executive Officers during the fiscal year ended September 30, 2009.

GRANTS OF PLAN BASED AWARDS FOR FISCAL YEAR ENDED SEPTEMBER 30, 2009

		All Other	All Other		Grant Date
		Stock Awards:	Option Awards:		Fair
		Number of	Number of	Exercise Price	Value of
		Shares of	Securities	of Option	Stock
	Grant	Stock or	Underlying	Awards	and Option
Name	Date	Units (1)	Options (2)	($/Share)	Awards ($)(3)

Thomas A. James	12/5/2008	23,124	─	─	$449,993

Jeffrey P. Julien	12/5/2008	3,982	─	─	$77,490

Paul D. Allison	─	─	─	─	─

Richard K. Riess	12/5/2008	12,230	─	–	$237,996

Van C. Sayler	12/5/2008	11,099	─	─	$215,987

(1)
We grant restricted stock in lieu of a portion of the annual bonus awarded to highly compensated employees (see the CD&A for more information).  Dividends are paid to the holders of the stock.  The restricted stock vests approximately three years from the date of grant.

(2)
Options are granted every two years to key management employees (i.e., fiscal year 2008 and fiscal year 2010).  See the CD&A for more information.  The stock options vest approximately five years from the date of grant.

(3)
Reflects the grant date fair value of each equity award computed in accordance with SFAS No. 123(R) before any forfeiture adjustments.  For a description of the assumptions used in calculating the fair value of equity awards under SFAS No. 123(R), see Note 19 of our financial statements in our Form 10-K for the fiscal year ended September 30, 2009.

     The following table provides information on exercisable and unexercisable options and unvested stock awards held by the Named Executive Officers on September 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED SEPTEMBER 30, 2009

	Option Awards					Stock Awards

								Market
	Number of	Number of				Number of		Value of
	Securities	Securities				Shares or		Shares or
	Underlying	Underlying				Units of		Units of
	Unexercised	Unexercised	Option	Option		Stock That		Stock That
	Options	Options	Exercise	Expiration		Have Not		Have Not
Name	Exercisable	Unexercisable	Price	Date		Vested		Vested (1)

Thomas A. James	–	–	─	─		18,076	(2)	$420,809
	–	–	–	–		18,566	(3)	$432,216
	–	–	–	–		23,124	(4)	$538,327

Jeffrey P. Julien	3,750	11,250	$24.97	2/1/12	(5)	2,259	(2)	$52,590
	–	15,000	$30.44	1/27/14	(6)	2,552	(3)	$59,411
	–	–	–	–		3,982	(4)	$92,701

Paul D. Allison	–	–	–	–		16,187	(7)	$376,833

Richard K. Riess	3,750	11,250	$24.97	2/1/12	(5)	8,457	(2)	$196,879
	–	15,000	$30.44	1/27/13	(8)	9,689	(3)	$225,560
	–	–	–	–		12,230	(4)	$284,714

Van C. Sayler	3,750	11,250	$24.97	2/1/12	(5)	658	(2)	$15,318
	–	15,000	$30.44	1/27/14	(6)	725	(3)	$16,878
	–	–	–	–		11,099	(4)	$258,385

(1)	The market value of the stock awards is based on the closing market price of our common stock as of September 30, 2009, which was $23.28.
(2)	The stock award was granted on December 1, 2006 and cliff vests in approximately three years from that date.
(3)	The stock award was granted on December 7, 2007 and cliff vests in approximately three years from that date.
(4)	The stock award was granted on December 5, 2008 and cliff vests in approximately three years from that date.
(5)
The option was granted six years and two months prior to the option expiration date.  The unexercisable options vest 25% in four years, 25% in five years, and 25% in five years and two months from date of grant.

(6)
The option was granted six years and two months prior to the option expiration date.  The unexercisable options vest 60% in three years, 1% in four years, 19% in four years and two months, and 20% in five years and two months from date of grant.

(7)	The restricted stock unit award was granted on August 21, 2008 and cliff vests in three years and one month from that date.
(8)	The option was granted five years and two months prior to the option expiration date. The unexercisable options vest 60% in three years, 20% in four years, and 20% in five years from date of grant.

     The following table provides information, on an aggregate basis, about stock options that were exercised and restricted stock awards that vested during the fiscal year ended September 30, 2009 for each of the Named Executive Officers.

OPTION EXERCISES AND STOCK AWARDS VESTED FOR FISCAL YEAR ENDED
SEPTEMBER 30, 2009

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
Name	Acquired on Exercise (1)	On Exercise (2)	Acquired on Vesting (3)	On Vesting (4)

Thomas A. James	–	–	15,994	$275,257

Jeffrey P. Julien	18,000	$62,100	1,869	$ 32,165

Paul D. Allison	–	–	–	–

Richard K. Riess	16,200	$51,030	6,278	$108,044

Van C. Sayler	18,000	$53,460	1,599	$ 27,519

(1)	Total number of shares underlying the options exercised during fiscal year 2009.
(2)	Amounts in this column reflect the difference between the market price on the date of exercise and the exercise price of the options exercised, multiplied by the number of options exercised.
(3)	Total number of restricted shares that vested during fiscal year 2009.
(4)	The value of the shares on November 28, 2008 (the date of vesting) using the closing market price for our common stock, which was $17.21.

     The table below reflects Company credits and deemed earnings (losses) thereon under two deferred compensation plans for our Named Executive Officers.

NONQUALIFIED DEFERRED COMPENSATION

		Registrant	Aggregate	Aggregate
	Executive Contributions	Contributions in Last	Loss in Last	Withdrawals/	Aggregate Balance at
Name	In Last Fiscal Year	Fiscal Year (1)	Fiscal Year (1)	Distributions	Last Fiscal Year-End (2)

Thomas A. James	─	$30,600	($28,400)	$25,865	$818,576

Jeffrey P. Julien	─	$30,600	($24,618)	$17,001	$470,477

Paul D. Allison	─	─	─	─	─

Richard K. Riess	─	$30,600	($28,660)	$25,865	$671,287

Van C. Sayler	─	$30,600	($29,028)	$25,865	$503,555

(1)	The amounts presented in these columns are included in the All Other Compensation table in footnote 4 to the Summary Compensation table.
(2)
The amounts presented in this column include previously and currently reported compensation with regards to Long Term Incentive Plan (“LTIP”) contributions made by us.  The following amounts represent vested balances of the Named Executive Officers at September 30, 2009: Mr. James $695,532, Mr. Julien $311,615, Mr. Allison $0, Mr. Riess $548,243 and Mr. Sayler $340,042.

     Our LTIP, originally adopted effective October 1, 2000, is an unfunded deferred compensation plan benefiting key management and other highly compensated employees.  Under the LTIP, we determine each year which employees will be participants for that plan year and then establish an account on our books for that plan year for each participant.  Although we can elect to use other allocation formulas, historically, the allocations under the LTIP have been made based upon the individual participant’s level of compensation above a minimum, and not in excess of a maximum, amount (for fiscal 2009, these amounts were $230,000 and $830,000, respectively).  The CGN&C Committee or its designee then decides the percentage, if any, by which that compensation is multiplied to determine the amount credited to each participant’s account for the particular plan year.  Each account is thereafter credited (or debited), based upon the account’s allocable share of the return that would have been earned (including any negative return) had all accounts been invested in a group of unaffiliated mutual funds.  The Chief Executive and Chief Financial Officers select those mutual funds each year, pursuant to authority delegated by the CGN&C Committee.  Annual allocations and their deemed earnings vest after five years, subject to earlier vesting in the case of death, disability or separation of service after attaining age 65.  In the case of early retirement, a participant can continue to accrue vesting credit after such retirement so long as certain non-competition covenants are not violated.  We pay the vested account balance in a cash lump sum after five years of credited service, subject to earlier payment in the case of death, disability or separation of service after normal retirement age and subject to certain deferral rights that must be exercised at least twelve months in advance.  Because the account balances are unfunded, they represent only unsecured claims in the event we become bankrupt.

     Our Deferred Management Bonus Plan (“DMBP”), which was originally adopted effective as of October 1, 1989, preceded the LTIP.  The DMBP remains in effect to administer certain amounts credited prior to the adoption of the LTIP.  The last bonus allocation that was made to the DMBP was with respect to fiscal year 1999.  Since that time, additional amounts credited to the DMBP accounts have been based on a deemed interest return on the amounts in the respective DMBP accounts.  Like the LTIP, the DMBP is an unfunded plan that was established to benefit key management and other highly compensated employees.  For fiscal years 1990 through 1999, each participant’s account was credited with an amount, if any, determined by us in a manner similar to the LTIP.  During such period and thereafter, participants’ accounts have been credited with a deemed interest return, based upon the average annual interest rate payable by RJA on brokerage client account funds.  Annual amounts credited to a participant’s account and the deemed interest vest ratably over an eight-year period, subject to earlier vesting in the case of death, disability, attaining age 65 or a qualified early retirement.  We pay the vested account balance as soon as practical following death or disability and pay the vested account balance as soon as practical after the end of the plan year in which retirement occurs after attaining age 65.  Other provisions apply in the case of early retirement.  Because the account balances are unfunded, they represent only unsecured claims in the event we become bankrupt.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SHAREHOLDERS ENTITLED TO VOTE
AND
PRINCIPAL SHAREHOLDERS

     Shareholders of record at the close of business on December 11, 2009 will be entitled to notice of, and to vote at, the Annual Meeting.  As of December 11, 2009, there were 123,935,231 shares of common stock outstanding and entitled to vote.  Shareholders are entitled to one vote per share on all matters.

     The following table sets forth, as of December 11, 2009, information regarding the beneficial ownership of our common stock by each person known by us to own beneficially more than 5% of the shares of our common stock, each director, our Chief Executive Officer, Chief Financial Officer and the three other highest paid executive officers (those five executive officers are listed in the “Summary Compensation Table” and are collectively referred to as the “Named Executive Officers”), and all directors and executive officers as a group.

	Beneficially		Percent
Name	Owned Shares		of Class

Earnest Partners LLC	7,395,828	(1)	5.97%
1180 Peachtree Street NE, Suite 2300
Atlanta, GA 30309

Robert A. James Irrevocable Trust	7,566,030		6.1%
880 Carillon Parkway
St. Petersburg, FL 33716

Thomas A. James, Chairman, CEO, Director	22,542,119	(2) (3)	18.19%
Paul D. Allison, President and CEO, RJ Ltd.	10,000		*
Shelley G. Broader, Director	1,000		*
Francis S. Godbold, Vice Chairman, Director	480,412	(2)	*
H. William Habermeyer, Jr., Director	8,050	(4)	*
Chet Helck, COO, Director	257,783	(2) (5)	*
Jeffrey P. Julien, CFO, Executive Vice President	77,235	(2) (6)	*
Paul C. Reilly, President, Director	253,250	(7)	*
Richard K. Riess, Executive Vice President	46,000	(2) (8)	*
Robert P. Saltzman, Director	1,000		*
Van C. Sayler, Senior Vice President of RJA	134,934	(2) (9)	*
Kenneth A. Shields, Director	59,070	(10)	*
Hardwick Simmons, Director	37,906	(11)	*
Susan N. Story, Director	1,000		*

All Executive Officers and Directors as a Group (24 persons)	24,892,447	(2) (12)	20.09%

*	Less than one percent.
(1)
Based on information contained in Form 13F-HR filed with the Securities and Exchange Commission (“SEC”) on November 13, 2009.  Earnest Partners LLC is the beneficial owner of these shares of common stock held in accounts managed for clients.

(2)	Includes shares credited to Employee Stock Ownership Plan accounts.
(3)
Includes 315,893 shares owned by The Robert A. James and Helen W. James' Annuity Trust, of which Thomas A. James is a remainder beneficiary and for which Thomas A. James serves as trustee.  Includes shares held by two trusts, of which he is not a beneficiary: 7,566,030 shares owned by the Robert A. James Irrevocable Trust and 155,660 shares owned by the James' Grandchildren's Trust, for both of which Thomas A. James serves as trustee, and both of which have as beneficiaries other James family members.  Thomas A. James disclaims any beneficial interest in these two trusts.

(4)	Includes 4,500 outstanding stock options that are exercisable as of or within 60 days from December 11, 2009.
(5)	Includes 7,500 outstanding stock options that are exercisable as of or within 60 days from December 11, 2009 and 221,175 shares of common stock held in a margin account.
(6)	Includes 7,500 outstanding stock options that are exercisable as of or within 60 days from December 11, 2009 and 35,686 shares of common stock held in a margin account.
(7)	Includes 2,250 outstanding stock options that are exercisable as of or within 60 days from December 11, 2009.
(8)	Includes 7,500 outstanding stock options that are exercisable as of or within 60 days from December 11, 2009.
(9)	Includes 7,500 outstanding stock options that are exercisable as of or within 60 days from December 11, 2009 and 48,987 shares of common stock held in a margin account.
(10)
Includes 12,000 outstanding stock options that are exercisable as of or within 60 days from December 11, 2009 and 47,070 exchangeable shares that were issued January 2, 2001 in connection with the acquisition of Goepel McDermid, Inc.  The exchangeable shares are exchangeable into shares of our common stock on a one-for-one basis and were held in a margin account as of December 11, 2009 and subsequently transferred to a cash account.

(11)	Includes 4,500 outstanding stock options that are exercisable as of or within 60 days from December 11, 2009.
(12)
Includes 113,641 outstanding stock options that are exercisable as of or within 60 days from December 11, 2009 and 47,070 exchangeable shares that are exchangeable as of December 11, 2009.  This number of beneficially owned shares also includes 696,169 shares of common stock and 47,070 exchangeable shares held in margin accounts as of December 11, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Review of Related Person Transactions

     The CGN&C Committee adopted a Related Person Transaction Approval Policy which is in writing and administered by that Committee.  This policy applies to any transaction or series of transactions in which we or a subsidiary is a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest.  Under the policy, our management will determine whether a transaction meets the requirements of a related person transaction requiring review by the Committee.  Transactions that fall within this definition will be referred to the Committee for approval, ratification or other action.  Based on its consideration of all of the relevant facts and circumstances, the Committee will decide whether or not to approve such transaction and will approve only those transactions that are in our best interest.  If we become aware of an existing transaction with a related person which has not been approved under this policy, the matter will be referred to the Committee.  The Committee will evaluate all options available, including ratification, revision or termination of such transaction.  For purposes of the policy, the term “related person” has the meaning ascribed to it in SEC regulation S-K 404(a) “Transactions with related persons, promoters and certain control persons”.

Transactions

     We, in the ordinary course of our business, make bank loans to, and hold bank deposits for certain of our officers and directors and also extend margin credit in connection with the purchase of securities to certain of our officers and directors who are affiliated with one of our broker-dealers, as permitted under the Sarbanes-Oxley Act (the “Act”).  These transactions have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons, and do not involve more than normal risk of collectability or present other unfavorable features.  We also, from time to time and in the ordinary course of our business, enter into transactions involving the purchase or sale of securities as principal from, or to, directors, officers and employees and accounts in which they have an interest.  These purchases and sales of securities on a principal basis are effected on substantially the same terms as similar transactions with unaffiliated third parties.

     We have from time to time established private investment funds to permit certain officers to participate in our merchant banking, venture capital and other similar activities by investing alongside the funds that we raise and manage for non-employee investors.  Trusts benefiting family members of these officers have also invested in these funds.  One employee “alongside” fund is not subject to a management carried interest.  In addition, certain of our directors and executive officers from time to time may invest their personal moneys in funds managed by our subsidiaries on substantially the same terms and conditions as other similarly situated investors in these funds who are neither directors nor officers.

     The only director, executive officer or affiliated entity who received distributions of profits earned on investments made by, and other income from, any fund from which total distributions, including return of capital invested by such directors and officers, exceeded $120,000 in fiscal 2009, was a trust affiliated with Mr. James which, in the aggregate, received $468,923, of which, $360,091 was a return of capital.

     In 1998, as a retention vehicle, we extended non-recourse loan commitments to approximately 84 employees for investments in the Raymond James Employee Investment Fund I, L.P., including the following executive officers:  Richard G. Averitt, Jeffrey P. Julien, Richard K. Riess, Van C. Sayler, Jeffrey E. Trocin and Dennis W. Zank.  Committed loan amounts to these individuals were fully funded and ranged from $38,400 to $153,600 plus interest per person, with outstanding balances ranging from $4,053 to $16,212 at September 30, 2009.  These loan balances were paid off in October 2009.

     Similarly in 2001, we extended non-recourse loan commitments to approximately 75 employees for investments in Raymond James Employee Investment Fund II, L.P.; including Richard G. Averitt, Tim Eitel, Chet B. Helck, Thomas A. James, Jeffrey P. Julien, Paul L. Matecki, Van C. Sayler, Jeffrey E. Trocin and Dennis W. Zank.  Committed loan amounts to these individuals have now been fully funded and ranged from $66,667 to $333,335 plus interest per person, with outstanding balances of $9,589 to $47,945 at September 30, 2009.

     All of the foregoing loan commitments were entered into prior to the passage of the Act in 2002.  Under the Act, we are permitted to complete the funding of those commitments.

     Thomas A. and Mary James permit us to display over 1,700 pieces from their nationally known art collection throughout the Raymond James home office complex, without charge to us.  The art collection is a marketing attraction for businesses and other organizations, and we provide regular tours for clients and local schools, business groups and nonprofit organizations.  In return, we bear the cost of insurance and the salaries of two staff persons who serve as curators for the collection and conduct business tours.  The total cost to us for these items during fiscal 2009 was approximately $104,000.

     Courtland James, a son of Thomas A. James, was our Director of Human Resources until September 14, 2009.  He was paid compensation for fiscal 2009 of $260,000.  He is currently assisting the newly hired Senior Vice President of Human Resources in her transition.  Huntington James, a son of Thomas A. James, is employed in a non-executive position by us.  He was paid compensation for fiscal 2009 of $187,422.  Donald Blair, the son-in-law of Francis S. Godbold, is an investment banker with RJA.  He was paid compensation for fiscal 2009 of $589,931, a portion of which was an award under the LTIP that Mr. Blair elected to defer for five years.

     Paul C. Reilly, our President and announced successor to Thomas A. James as Chief Executive Officer, was granted 250,000 restricted shares pursuant to his hiring letter.  Those shares vest on his starting date anniversaries as follows:  30% on May 1, 2010 (or immediately in the event he does not accede to that position), 30% on May 1, 2012, 20% on May 1, 2013 and 20% on May 1, 2014.  The hiring letter provided for a $400,000 initial annual base salary and also guaranteed him a prorated $1.5 million bonus for fiscal 2009 and a $1.5 million bonus for fiscal 2010, which is payable even if his employment is terminated other than for “cause” before September 30, 2010.  Like our other employees, Mr. Reilly’s employment is “at will”.

     Thomas A. James has entered into an agreement with us confirming (1) the terms of his continued employment after he has retired as Chief Executive Officer and (2) the terms of his continuing service as a non-employee Chairman of the Board should he retire from our employment.  As Executive Chairman of the Board, Mr. James will be paid an annual salary of $335,000, subject to normal annual adjustment as approved by the CGN&C Committee of the Board of Directors, and be eligible to participate in our annual cash bonus and associated Stock Bonus Plan in accordance with a formula approved by the CGN&C Committee.  See “Fiscal 2010 Bonus Formulas for Certain Executive Officers” for the formula applicable to Mr. James for fiscal 2010.  The agreement provides that, like our other employees, Mr. James is an “employee at will”.  Should Mr. James retire from employment, but desire to continue to serve as the non-executive Chairman of the Board, we will request that the Board of Directors nominate him for election to the Board and elect him to serve as its Chairman so long as he is elected to the Board by the shareholders and maintains undisclaimed beneficial holdings of five percent of the outstanding shares of our stock.  As compensation for his service as non-executive Chairman, Mr. James would be paid director’s fees as are paid to our independent directors, plus a Chairman’s retainer increment as determined by the CGN&C Committee.

     RJ Ltd., our Canadian subsidiary, made a forgivable loan in August 2008, in the amount of CDN$1,000,000 to Paul D. Allison, pursuant to his offer letter to join RJ Ltd. as Co-President and Co-CEO.  Forgivable loans are typical recruiting inducements in the Canadian securities industry.   Under the terms of the loan, one third of the principal amount is forgiven each year if he remains an employee. This loan came to the attention of the Company’s general counsel in October 2010 who informed RJ Ltd. and Mr. Allison that since he became an executive officer of the Company, maintaining that loan is prohibited under Section 402 of Sarbanes Oxley Act of 2002.  As a consequence, RJ Ltd. forgave the CDN$333,333.33 remaining balance of the loan in November 2010, seven-months prior to the last contractual forgiveness date.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 19th day of November, 2010.

RAYMOND JAMES FINANCIAL, INC.

By /s/ JEFFREY P. JULIEN Jeffrey P. Julien Executive Vice President - Finance and Chief Financial Officer