Form 10-K
period 2010-09-30
RAYMOND JAMES FINANCIAL INC
filed 2010-11-24
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $2,652,111,171.

The number of shares outstanding of the registrant’s common stock as of November 22, 2010 was 124,938,663.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 24, 2011 are incorporated by reference into Part III.

PART I
ITEM 1.  BUSINESS

Raymond James Financial, Inc. (“RJF”), the parent company of a business established in 1962 and a public company since 1983, is a holding company headquartered in St. Petersburg, Florida whose subsidiaries are engaged in various financial services businesses predominantly in the United States of America (“U.S.”) and Canada. At September 30, 2010, its principal subsidiaries include Raymond James & Associates, Inc. (“RJ&A”), Raymond James Financial Services, Inc. (“RJFS”), Raymond James Financial Services Advisors, Inc. (“RJFSA”), Raymond James Ltd. ("RJ Ltd."), Eagle Asset Management, Inc. (“Eagle”), and Raymond James Bank, FSB (“RJ Bank”). All of these subsidiaries are wholly-owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as “our”, “we” or “us”.

PRINCIPAL SUBSIDIARIES

Our principal subsidiary, RJ&A, is the largest full service brokerage and investment firm headquartered in the state of Florida and one of the largest retail brokerage firms in North America. RJ&A is a self-clearing broker-dealer engaged in most aspects of securities distribution, trading, investment banking and asset management. RJ&A also offers financial planning services for individuals and provides clearing services for RJFS, RJFSA, other affiliated entities and several unaffiliated broker-dealers. In addition, RJ&A has five institutional sales offices in Europe. RJ&A is a member of the New York Stock Exchange (“NYSE”), American Stock Exchange, and most regional exchanges in the U.S. It is also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).

RJFS is one of the largest independent contractor brokerage firms in the U.S., is a member of FINRA and SIPC, but is not a member of any exchanges.  Financial advisors affiliated with RJFS may offer their clients all products and services offered through RJ&A including investment advisory products and services which are offered through its affiliated registered investment advisor RJFSA.  Both RJFS and RJFSA clear all of their business on a fully disclosed basis through RJ&A.

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

RJ Bank purchases and originates corporate loans secured by corporate assets, commercial and residential real estate loans, and consumer loans, all of which are funded primarily by cash balances swept from the investment accounts of our broker-dealer subsidiaries’ clients.
BUSINESS SEGMENTS

We have eight business segments: Private Client Group; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and certain corporate activities combined in the Other segment. Our financial information for each of the fiscal years ended September 30, 2010, September 30, 2009, and September 30, 2008 is included in the consolidated financial statements and notes thereto.

PRIVATE CLIENT GROUP

We provide securities transaction and financial planning services to approximately 1.9 million client accounts through the branch office systems of RJ&A, RJFS, RJFSA, RJ Ltd. and Raymond James Investment Services Limited (“RJIS"), a joint venture in the United Kingdom. Our financial advisors offer a broad range of investments and services, including both third-party and proprietary products, and a variety of financial planning services. We charge sales commissions or asset-based fees for investment services we provide to our Private Client Group clients based on established schedules. Varying discounts may be given, generally based upon the client's level of business, the trade size, service level provided, and other relevant factors. In fiscal year 2010, asset-based fees, including mutual fund and insurance trail annuity commissions, represented 54% of the Private Client Group's commissions and fees.

The majority of our U.S. financial advisors are also licensed to sell insurance and annuity products through our general insurance agency, Planning Corporation of America (“PCA”), a wholly-owned subsidiary of RJ&A. Through the financial advisors of our broker-dealer subsidiaries, PCA provides product and marketing support for a broad range of insurance products, principally fixed and variable annuities, life insurance, disability insurance and long-term care coverage.

Our financial advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load funds. RJ&A and RJFS maintain dealer sales agreements with most major distributors of mutual fund shares sold through broker-dealers.  The cost of owning mutual funds typically includes commissions, management fees, operating expenses and distribution fees.

	Private Client Group Securities Commissions and Fees
	For the Fiscal Years Ended September 30,
	2010	% of Total	2009	% of Total	2008	Total
	(in 000’s)

Equities	$251,820	16%	$230,121	18%	$246,705	16%
Fixed Income Products	68,867	4%	76,144	6%	54,097	4%
Mutual Funds	419,262	26%	296,109	23%	379,964	25%
Fee-Based Accounts	551,107	35%	412,638	33%	562,442	37%
Insurance and Annuity Products	234,474	15%	202,712	16%	219,878	14%
New Issue Sales Credits	59,841	4%	45,086	4%	69,204	4%
Total Private Client Group Commissions And Fees	$1,585,371	100%	$1,262,810	100%	$1,532,290	100%

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

Clients' transactions in securities are affected on either a cash or margin basis. RJ&A makes margin loans to clients, collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed. The financing of margin purchases is an important source of revenue to RJ&A, since the interest rate paid by the client on funds loaned by RJ&A exceeds RJ&A's cost of short-term funds. The interest charged to a client on a margin loan is based on current interest rates and on the size of the loan balance in the client's account.

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

Raymond James & Associates

RJ&A is a full service broker-dealer that employs financial advisors in the Southeast, Midwest, Southwest and Mid-Atlantic regions of the U.S. RJ&A's financial advisors work in a traditional branch setting supported by local management and administrative staffs. The number of financial advisors per office ranges from one to 30. RJ&A financial advisors are employees and their compensation includes both commission payments and participation in the firm’s benefit plans (including profit sharing and ESOP programs). Experienced financial advisors are hired from a wide variety of competitors. In addition, new financial advisors are trained each year at the Robert A. James National Training Center in St. Petersburg, Florida.

Raymond James Financial Services

RJFS is a broker-dealer that supports independent contractor financial advisors in providing products and services to their Private Client Group clients throughout all 50 states. The number of financial advisors in RJFS offices ranges from one to 53.  Independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions. They are permitted to conduct, on a limited basis, certain other approved businesses unrelated to their RJFS activities such as offering insurance products, independent registered investment advisory services and accounting and tax services, among others, with the approval of RJFS management.

The Financial Institutions Division (“FID”) is a subdivision of RJFS. Through FID, RJFS services financial institutions such as banks, thrifts and credit unions, and their clients.  RJFS also provides custodial, trading and other services (including access to clients' account information and the services of the Asset Management segment) to unaffiliated independent registered investment advisors through its Investment Advisor Division (“IAD”).

Raymond James Financial Services Advisors

RJFSA is a registered investment advisor that exclusively supports the investment advisory activities of the RJFS financial advisors.

Raymond James Ltd.

RJ Ltd. is a wholly-owned self-clearing broker-dealer subsidiary in Canada with its own operations and information processing personnel.

Raymond James Investment Services Limited

We are a 75% shareholder of RJIS. This entity operates an independent contractor financial advisor network in the United Kingdom. RJIS also provides custodial and execution services to independent investment advisory firms.

The following table presents a summary of Private Client Group financial advisors as of the end of the fiscal year indicated:

	Employee	Independent Contractors	2010 Total	2009 Total
Private Client Group - Financial Advisors:
RJ&A	1,266	-	1,266	1,274
RJFS	-	3,237	3,237	3,278
RJ Ltd.	196	246	442	459
RJIS	-	145	145	116
Total Financial Advisors	1,462	3,628	5,090	5,127

The following table presents a summary of Private Client Group branch locations as of the end of the fiscal year indicated:

	Traditional Branch	Satellite Offices	Independent Contractors	2010 Total	2009 Total

Private Client Group – Branch Locations:
RJ&A	169	42	-	211	212
RJFS	-	575	1,400	1,975	1,992
RJ Ltd.	14	25	76	115	115
RJIS	-	-	63	63	52
Total Branch Locations	183	642	1,539	2,364	2,371

RJ&A – Operations and Information Technology

RJ&A's operations personnel are responsible for the execution of orders, processing of securities transactions, custody of client securities, support of client accounts, receipt, identification and delivery of funds and securities, compliance with certain regulatory and legal requirements and general office administration for most of our securities brokerage operations. At September 30, 2010, RJ&A employed over 750 persons in its operations areas who provide services primarily to the Private Client Group, but also support our other segments.

Our businesses are supported by, and are dependent upon, an extensive system of electronic data processing. These computer systems are largely developed and maintained by over 800 employees in our information technology department.

Since our principal operations are located in St. Petersburg, we have continued to enhance certain aspects of our business continuity plan to deal with the possible impact of future hurricanes or other events by expanding our operational and processing capabilities in an administrative office facility we operate in Southfield, Michigan. As of September 30, 2010, 26% and 8% of the employees in RJ&A’s operational and information technology areas, respectively, are located in Southfield. Our business continuity plan is designed to permit continued operation of critical business functions in the event of disruptions to the St. Petersburg facility; all mission critical business departments have developed operational plans for such disruptions, and we have a staff which devotes their full time to monitoring and facilitating those plans. We maintain computer capacity to support mission critical functions at our Southfield location, and conduct some of our daily operational activities from that site. Systems have been designed so that we can transfer all mission critical processing activities to Southfield. Personnel have been identified who are assigned responsibility for this role, including some personnel who will be required to temporarily relocate to Southfield to carry out these activities if necessary.

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

	Capital Markets Commissions
	For the Fiscal Years Ended September 30,
	2010	% of Total	2009	% of Total	2008	% of Total
	($ in 000's)

Equity	$222,481	60%	$198,218	53%	$229,405	68%
Fixed Income	147,585	40%	174,315	47%	108,385	32%
Total Commissions	$370,066	100%	$372,533	100%	$337,790	100%

Approximately 100 domestic and overseas professionals in RJ&A's Institutional Equity Sales and Sales Trading Departments maintain relationships with nearly 1,200 institutional clients, principally in North America and Europe. In addition to our headquarters in St. Petersburg, Florida, RJ&A has institutional equity sales offices in New York City, Boston, Chicago, Los Angeles, San Francisco, London, Geneva, Brussels, Dusseldorf, and Paris. Some European offices also provide services to high net worth clients. RJ Ltd. has 34 institutional equity sales and trading professionals servicing predominantly Canadian institutional investors from offices in Montreal, Toronto and Vancouver.

RJ&A distributes to institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. RJ&A carries inventory positions of taxable and tax-exempt securities in both the primary and secondary markets to facilitate institutional sales activities. In addition to St. Petersburg, the Fixed Income Department maintains institutional sales and trading offices in New York City, Chicago and 35 other cities throughout the U.S.

Trading

Trading equity securities involves the purchase and sale of securities from/to our clients or other dealers. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the period we hold them.  RJ&A makes markets in approximately 990 common stocks, including some stocks not listed on the major exchanges.  Similar to the equity research department, this operation serves to support both our Institutional and Private Client Group sales efforts.  The RJ Ltd. trading desks not only support client activity, but also take proprietary positions. RJ Ltd. also provides specialist services in approximately 154 TSX listed common stocks.

RJ&A trades both taxable and tax-exempt fixed income securities. The taxable and tax-exempt RJ&A fixed income traders purchase and sell corporate, municipal, government, government agency, and mortgage-backed bonds, asset backed securities, preferred stock and certificates of deposit from/to our clients or other dealers. RJ&A enters into future commitments such as forward contracts and “to be announced” securities (e.g. securities having a stated coupon and original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). Low levels of proprietary trading positions are also periodically taken by RJ&A for various purposes and are closely monitored within well defined limits. In addition, a subsidiary of RJF, RJ Capital Services Inc., participates in the interest rate swaps market as a principal, either to economically hedge RJ&A fixed income inventory, for transactions with customers, or for its own account.

Equity Research

The domestic senior analysts in RJ&A's research department support our institutional and retail sales efforts and publish research on approximately 800 companies. This research primarily focuses on U.S. companies in specific industries including technology, telecommunications, consumer, financial services, business and industrial services, healthcare, real estate and energy. Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients. RJ Ltd. has 17 analysts who publish research on approximately 230 primarily Canadian companies focused in the energy, energy services, mining, forest products, biotechnology, technology, clean technology, consumer and industrial products, and real estate sectors. Additionally, we provide coverage of approximately 90 European and approximately 60 Latin American companies through joint ventures in Paris and Argentina.

Investment Banking

The nearly 100 professionals of RJ&A's Investment Banking Group, located in St. Petersburg with additional offices in Atlanta, Boston, New York City, Nashville, Chicago, San Francisco, Dallas, Denver and Houston, are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. RJ Ltd.'s Investment Banking Group consists of approximately 25 professionals located in Calgary, Toronto and Vancouver providing equity financing and financial advisory services to corporate clients. Our investment banking activities provide a comprehensive range of strategic and financial advisory services tailored to our clients’ business life cycles and backed by our strategic industry focus.

Fixed income investment banking includes debt underwriting and public finance activities. The 65 professionals in the RJ&A Public Finance division operate out of 16 offices (located in St. Petersburg, Birmingham, Boston, New York City, Chicago, Atlanta, Nashville, Orlando, Dallas, Naples, Charleston (WV), Clarks Hill (IN), Philadelphia, San Antonio, Austin and San Francisco). We act as a financial advisor or underwriter to various issuers which include municipal agencies including political subdivisions, housing developers and non-profit health care institutions.

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

Raymond James Tax Credit Funds, Inc.

Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the general partner or managing member in a number of limited partnerships and limited liability companies. These partnerships and limited liability companies invest in real estate project entities that qualify for tax credits under Section 42 of the Internal Revenue Code. RJTCF has been an active participant in the tax credit program since its inception in 1986 and currently focuses on tax credit funds for institutional investors that invest in a portfolio of tax credit eligible multi-family apartments. The investors’ expected returns on their investments in these funds are primarily derived from tax credits and tax losses that investors can use to reduce their federal tax liability. During fiscal 2010, RJTCF invested over $370 million for large institutional investors in 46 real estate transactions for properties located throughout the U.S. From inception, RJTCF has raised over $2.8 billion in equity and has sponsored 64 tax credit funds, with investments in approximately 1,275 tax credit apartment properties in 45 states.

ASSET MANAGEMENT

Our asset management segment includes the operations of Eagle, the Eagle Family of Funds, the asset management operations of RJ&A (“AMS”), Raymond James Trust, and other fee-based programs. The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios and mutual funds.  Investment advisory fees are also earned on assets held in managed programs.  These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average assets.  Consistent with industry practice, fees from private client investment portfolios are typically based on asset values at the beginning of the period while institutional fees are typically based on asset values at the end of the period.  Asset balances are impacted by both the performance of the market and the new sales and redemptions of client accounts/funds.  Increasing markets positively impact revenues from investment advisory fees as existing accounts increase in value, and individuals and institutions typically commit incremental funds in rising markets.  No single client accounts for a material percentage of this segment's total business.
Eagle Asset Management, Inc.

Eagle is a registered investment advisor with $15.6 billion under management as of September 30, 2010. Eagle offers a variety of equity and fixed income objectives managed by a number of portfolio management teams and a subsidiary investment advisor, Eagle Boston Investment Management, Inc. Eagle's clients include individuals, corporations, pension and profit sharing plans, foundations, endowments, variable annuities and mutual funds.  Eagle also serves as investment advisor to the Eagle Family of Funds.  Eagle’s assets under management are comprised of 60% institutional assets, including funds managed as a sub-advisor to variable annuity accounts and mutual funds, and 40% private client assets.  The investment management fee paid to Eagle for discretionary accounts generally ranges from 0.20% to 1.00% of asset balances per year depending upon the size, nature and investment objective(s) of the account.  Additionally, performance fees may be earned for performing above respective benchmarks.

Eagle Fund Distributors, Inc., a wholly-owned subsidiary of Eagle (“EFD”), is a registered broker-dealer engaged in the distribution of the Eagle Family of Funds.

The Eagle Family of Funds utilizes unaffiliated sub-advisors for the Capital Appreciation Trust, Growth and Income Fund and the International Equity Fund.  The Small Cap Growth Fund, Mid Cap Growth Fund, Large Cap Core Fund, Mid Cap Stock Fund, Investment Grade Bond Fund, and Small Cap Core Value Fund are managed by Eagle.

Eagle closed its money market funds during the fourth quarter of fiscal year 2010.  Eagle class shares of both a taxable and a tax-exempt money market fund are available to clients of Eagle and its affiliates through an unrelated third-party.

Asset Management Services

AMS manages several investment advisory programs. Raymond James Consulting Services and the Eagle High Net Worth programs maintain an approved list of investment managers, provide asset allocation model portfolios, establish custodial facilities, monitor performance of client accounts, provide clients with accounting and other administrative services, and assist investment managers with certain trading management activities. AMS earns fees generally ranging from 0.35% to 0.85% of asset balances per annum, a portion of which is paid to the investment managers who direct the investment of the clients' accounts. In addition, AMS offers accounts managed within fee-based asset allocation platforms under our Freedom and other managed programs. Freedom’s investment committee manages portfolios of separately managed accounts, mutual funds and exchange traded funds on a discretionary basis. AMS earns fees generally ranging from 0.10% to 0.40% of asset balances per annum. At September 30, 2010, these managed programs had $18 billion in assets under management, including $3.5 billion managed by Eagle.

For Passport, Ambassador and other non-managed fee-based accounts, AMS provides performance reporting, research, sales, accounting and other administrative services. Advisory services are provided by Private Client Group financial advisors. Fees are based on the individual account size and are also dependent on the type of securities in the accounts. Total client fees generally range from 0.50% to 3.00% of assets, and are predominantly allocated to the Private Client Group. As of September 30, 2010, these programs had $35.2 billion in assets. RJFS offers a similar advisory fee-based program called IMPAC. As of September 30, 2010, IMPAC had $9.3 billion in assets serviced by RJFS financial advisors.

In addition to the foregoing programs, AMS also administers fee-based programs for clients who have contracted for portfolio management services from non-affiliated investment advisors that are not part of the Raymond James Consulting Services program.

Raymond James Trust, National Association

Raymond James Trust, National Association, (“RJT”) provides personal trust services primarily to existing clients of the broker-dealer subsidiaries. Portfolio management of trust assets is often subcontracted to our asset management operations. This subsidiary had a total of approximately $1.7 billion in client assets at September 30, 2010, including $108 million in the donor-advised charitable foundation known as the Raymond James Charitable Endowment Fund.

RAYMOND JAMES BANK, FSB

RJ Bank is a federally chartered savings bank, regulated by the Office of Thrift Supervision (“OTS”), which provides residential, consumer and corporate loans, as well as Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public. RJ Bank also purchases residential whole loan packages to hold for investment and is active in bank participations and corporate loan syndications. RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for financial information regarding RJ Bank’s net interest revenues.

RJ Bank operates from a single branch location adjacent to our headquarters complex in St. Petersburg, Florida. Access to RJ Bank's products and services is available nationwide through the offices of our affiliated broker-dealers as well as through telephonic and electronic banking services.  RJ Bank’s assets include commercial and residential real estate loans, corporate loans secured by other corporate assets, as well as consumer loans that were purchased or originated by RJ Bank. Corporate loans represent approximately 67% of RJ Bank’s loan portfolio and 90% of the corporate portfolio is comprised of Shared National Credits (“SNC”) or other large syndicated loans. SNCs are loan syndications totaling over $20 million that are shared among three or more regulated institutions. Purchased loans originated by select large financial institutions represent over 90% of RJ Bank’s residential mortgage loan portfolio. RJ Bank’s total liabilities primarily consist of deposits that are cash balances swept from the investment accounts maintained at RJ&A. In September 2009, RJ&A revised that cash sweep program from a single-bank (RJ Bank) to a multi-bank (RJ Bank and other non-affiliated banks) program. Under the revised program hereinafter referred to as the Raymond James Bank Deposit Program (“RJBDP”), clients’ cash deposits in their brokerage accounts are re-deposited through a third-party service into interest bearing deposit accounts ($245,000 per bank for individual accounts and $490,000 for joint accounts) at up to 12 banks. This program enables clients to obtain up to $2.5 million in individual FDIC deposit insurance coverage ($5 million for joint accounts) in addition to competitive rates for their cash balances.

RJ Bank does not have any significant concentrations with any one industry or customer (see table of industry concentration in Item 7A, “Market Risk”).

EMERGING MARKETS

Raymond James International Holdings, Inc. (“RJIH”), through its subsidiaries, currently has interests in various joint ventures operating in Latin American countries including Argentina, Uruguay and Brazil. Through these entities we operate securities brokerage, investment banking, asset management and equity research businesses. No single client accounts for a material percentage of this segment's total business.

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

PROPRIETARY CAPITAL

This segment consists of our principal capital and private equity activities including: various direct and third-party private equity and merchant banking investments, short-term special situations and bridge investments (“Special Situations Investments”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and a private equity fund which we sponsor: Raymond James Capital Partners, L.P.  As of September 30, 2010, certain of our merchant banking investments include an investment in:  a manufacturer of crime investigation and forensic supplies, an event photography business, and an indirect investment in an allergy immunotherapy testing and treatment supply company.

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

OTHER

This segment includes various corporate overhead costs, including interest expense on our senior debt issued in August, 2009.

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

REGULATION

The following discussion sets forth some of the material elements of the regulatory framework applicable to the financial services industry and provides some specific information relevant to us. The regulatory framework is intended primarily for the protection of our customers and the securities markets, our depositors and the Federal Deposit Insurance Fund and not for the protection of our creditors or shareholders. Under certain circumstances, these rules may limit our ability to make capital withdrawals from RJ Bank or our broker-dealer subsidiaries.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws.  The U.S. government recently enacted financial services reform legislation known as the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank Act”).  Because of the nature of our business and business practices, we do not expect this legislation to have a significant direct impact on our operations.  However, because many of the implementing regulations will result from further studies and are yet to be written by the various regulatory agencies, the impact is uncertain.  Under the new legislation, as a holding company of RJ Bank, we will become subject to the oversight of the Board of Governors of the Federal Reserve System (the “FRB”).  We anticipate that this change in our regulator will become effective in mid-2011.

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

Our U.S. broker-dealer subsidiaries are required by federal law to belong to SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments to replenish the reserves. In anticipation of inadequate SIPC fund levels during the current economic environment, certain of our domestic broker-dealer subsidiaries will be required to pay 0.25% of net operating revenues, as defined by SIPC, as a special assessment.  During fiscal year 2010, $3.1 million has been incurred to satisfy this special assessment. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $250,000 on claims for cash balances. We have purchased excess SIPC coverage through various syndicates of Lloyd’s, a London-based firm that holds an “A+” rating from Standard and Poor’s and Fitch Ratings. Excess SIPC is fully protected by the Lloyd’s trust funds and Lloyd’s Central Fund. The additional protection currently provided has an aggregate firm limit of $750 million, including a sub-limit of $1.9 million per customer for cash above basic SIPC. Account protection applies when a SIPC member fails financially and is unable to meet obligations to clients.  This coverage does not protect against market fluctuations.

RJ Ltd. is currently registered in all provinces and territories in Canada. The financial services industry in Canada is subject to comprehensive regulation under both federal and provincial laws. Securities commissions have been established in all provinces and territorial jurisdictions which are charged with the administration of securities laws. Investment dealers in Canada are also subject to regulation by SROs, which are responsible for the enforcement of, and conformity with, securities legislation for their members and have been granted the powers to prescribe their own rules of conduct and financial requirements of members. RJ Ltd. is regulated by the securities commissions in the jurisdictions of registration as well as by the SROs and the IIROC.

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

See Note 22 of the Notes to Consolidated Financial Statements for further information on SEC, FINRA and IIROC regulations pertaining to broker-dealer regulatory minimum net capital requirements.

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

We are a “unitary savings and loan holding company” as defined by federal law, because we own one savings association, RJ Bank.  For the periods through and including September 30, 2010, we were under the supervision of, and subject to the rules, regulations, and periodic examination by, the OTS.  Additionally, RJ Bank is subject to the rules and regulations of the FRB and the FDIC. Collectively, these rules and regulations cover all aspects of the banking business including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel.  Since we were a savings and loan holding company prior to May 4, 1999, we are exempt from certain restrictions that would otherwise apply under federal law to the activities and investments of a savings and loan holding company. These restrictions would become applicable to us if RJ Bank fails to meet a qualified thrift lender (“QTL”) test established by federal law. As of September 30, 2010, RJ Bank was in compliance with QTL standards according to the Domestic Building and Loan Association (“DBLA”) test. This test requires RJ Bank to meet a “business operations test” and a point-in-time “60% of assets test” on the last day of each fiscal year. The business operations test requires the business to consist primarily of acquiring the savings of the public and investing in loans. The 60% of assets test requires that at least 60% of the assets consist of qualifying assets that thrifts normally hold pursuant to regulations. As of September 30, 2010, RJ Bank met the business operations test and the 60% of assets test with 62% of qualifying assets. In order to meet this point-in-time percentage of assets requirement, RJ Bank held an additional $3.5 billion in qualifying assets, which was funded by a $2.4 billion overnight Federal Home Loan Bank of Atlanta (“FHLB”) advance, deposits of approximately $400 million from affiliates, and additional deposits of approximately $700 million from the RJBDP.  The deposits from affiliates were withdrawn and the FHLB advance was repaid on October 1, 2010. The RJBDP deposits were redirected to other RJBDP participating banks during early October, 2010.  The consequences for financial institutions which fail the QTL test include the requirement to either become a national bank or be prohibited from making or engaging in any non-allowable investments or activities, the establishment of new branch offices and the payment of dividends.

RJ Bank applied to the Office of the Comptroller of the Currency (“OCC”) in November, 2008 to convert to a national bank.  This charter conversion also requires, by law, that RJF become a bank holding company.  Accordingly, in December 2008, RJF applied to the FRB to become a bank holding company.  To-date, these applications have not been acted upon by these agencies.

RJ Bank will become subject to regulation (including periodic examinations) by the OCC upon the earlier of its conversion to a national bank, or the transfer of the duties of the OTS to the OCC, which has been mandated under the Dodd-Frank Act.  At any given point in time, the regulation of RJ Bank will be dictated by the nature of its charter (federal thrift or national bank).  Upon conversion from a thrift to a national bank charter, RJ Bank would no longer be subject to the QTL requirement.  RJ Bank anticipates that its application will be acted upon after the transfer of the duties of the OTS to the OCC.  RJF will then become a bank holding company and can elect to become a financial holding company.  We anticipate that this change in RJ Bank’s regulator will become effective in mid-2011.

RJ Bank is subject to various regulatory capital requirements established by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on RJ Bank's financial statements and consequently ours. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJ Bank must meet specific capital guidelines that involve quantitative measures of RJ Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. RJ Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJ Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted assets (as defined in the regulations). See Note 22 of the Notes to the Consolidated Financial Statements for further information.

In addition, since RJ Bank provides products covered by FDIC insurance, RJ Bank is subject to the Federal Deposit Insurance Act.

Our federally chartered trust company is subject to regulation by the OCC. This regulation focuses on, among other things, ensuring the safety and soundness of RJT’s fiduciary services.

As a public company whose common stock is listed on the NYSE, we are subject to corporate governance requirements established by the SEC and NYSE, as well as federal and state law. Under the Sarbanes-Oxley Act, we are required to meet certain requirements regarding business dealings with members of our Board of Directors, the structure of our Audit Committee, and ethical standards for our senior financial officers. Under SEC and NYSE rules, we are required to comply with other standards of corporate governance, including having a majority of independent directors serve on our Board of Directors, and the establishment of independent audit, compensation and corporate governance committees.  The Dodd-Frank Act also contains a number of provisions imposing governance standards, including those regarding “Say-on-Pay” votes for shareholders, incentive compensation clawbacks, compensation committee independence and disclosure concerning executive compensation, employee and director hedging and chairman and CEO positions.  Most of these provisions will require the SEC to issue final regulations.

Under Section 404 of the Sarbanes-Oxley Act, we are required to assess the effectiveness of our internal controls over financial reporting and to obtain an opinion from our independent auditors regarding the effectiveness of our internal controls over financial reporting.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the registrant (which includes officers of certain significant subsidiaries) who are not Directors of the registrant are as follows:

Jennifer C. Ackart	46	Senior Vice President, Controller

Paul D. Allison	54
Chairman, President and CEO – Raymond James Ltd. since January, 2009; Co-President and Co-CEO – Raymond James Ltd., August, 2008 – January, 2009; Executive Vice President and Vice Chairman, Merrill Lynch Canada, December, 2007 – August, 2008; Executive Vice President and Managing Director, Co-Head of Canada Investment Banking, Merrill Lynch Canada, March, 2001 – December, 2007

Richard G. Averitt, III	65	Chairman and CEO - Raymond James Financial Services, Inc.

Angela M. Biever	57
Chief Administrative Officer since May, 2008; Director, RJF, May, 1997 – April, 2008; Vice President, Intel Capital and Managing Director, Consumer Internet Sector, November, 2006 – May, 2008; General Manager, Intel New Business Initiatives, January, 1999 – November, 2006

George Catanese	51	Senior Vice President and Chief Risk Officer since October, 2005; Director, Internal Audit, November, 2001 – October, 2005

Tim Eitel	61	Chief Information Officer - Raymond James & Associates, Inc.

Jeffrey P. Julien	54	Executive Vice President - Finance and Chief Financial Officer, Director and/or officer of several RJF subsidiaries

Paul L. Matecki	54	Senior Vice President, General Counsel, Secretary

Steven M. Raney	45
President and CEO – Raymond James Bank, FSB since January, 2006; Partner and Director of Business Development, LCM Group, February, 2005 – December, 2005; various executive positions in the Tampa Bay area, Bank of America, June, 1988 – January, 2005

Richard K. Riess	61	Executive Vice President – Asset Management, CEO and Director of Eagle Asset Management, Inc.

Van C. Sayler	55	Senior Vice President - Fixed Income Capital Markets, Raymond James & Associates, Inc.

Thomas R. Tremaine	54	Executive Vice President - Operations and Administration, Raymond James & Associates, Inc.

Jeffrey E. Trocin	51	Executive Vice President - Equity Capital Markets, Raymond James & Associates, Inc.

Dennis W. Zank	56	President - Raymond James & Associates, Inc.

Except where otherwise indicated, the executive officer has held his or her current position for more than five years.

EMPLOYEES AND INDEPENDENT CONTRACTORS

Our employees and independent contractors are vital to our success in the financial services industry. As of September 30, 2010, we have approximately 7,200 employees. As of September 30, 2010, we have approximately 3,700 independent contractors with whom we are affiliated.

OTHER INFORMATION

Our internet address is www.raymondjames.com. We make available, free of charge, through links to the SEC website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. A copy of any document we file with the SEC is available at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we file electronically with the SEC. The SEC’s internet site is www.sec.gov. Investors can find financial information on our website under “About Our Company – Investor Relations – Financial Reports – SEC Filings”. These reports, which include certain XBRL data files, are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website our Annual Report to Shareholders and our proxy statements in PDF format under “About Our Company- Investors Relations – Financial Reports”.

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

Factors Affecting “Forward-Looking Statements”

From time to time, we may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at RJ Bank, projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, auction rate securities, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in Item 1A, “Risk Factors” in this report. We do not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 1A.    RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We Are Affected by Difficult Conditions in the Global Financial Markets and Economic and Political Conditions Generally

We are engaged in various financial services businesses. As such, we are affected by economic and political conditions. These conditions may directly and indirectly impact a number of factors that may be detrimental to our operating results, including the inflation rate, the related impact on the securities markets including changes in volume and price levels of securities, fluctuations in interest and currency rates, reduced investor confidence, and a slowdown in economic activity. These conditions historically have impacted our trading volume and net revenues and affected our profitability. Additionally, a decline in the strength of the U.S. economy can lead to deterioration in credit quality and decreased loan demand. Continued or further credit dislocations or sustained market downturns may result in a decrease in the volume of trades we execute for our clients, a decline in the value of securities we hold in inventory as assets, and potentially reduced investment banking revenues given that associated fees are directly related to the number and size of transactions in which we participate. In addition, declines in the market value of securities generally result in a decline in revenues from fees based on the asset values of client portfolios, and may result in the failure of buyers and sellers of securities to fulfill their settlement obligations, as well as the failure of our clients to fulfill their credit and settlement obligations.  Also, we permit our clients to purchase securities on margin.  During periods of steep declines in securities prices, the value of the collateral securing client accounts margin purchases may drop below the amount of the purchaser’s indebtedness. If the clients are unable to provide additional collateral for these loans, we may lose money on these margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

Dramatic declines in the real estate market over the past few years, with increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have in turn caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  RJ Bank is particularly affected by domestic economic conditions. Such conditions include: U.S. interest rates, the rate of unemployment, real estate prices, the level of consumer confidence, changes in consumer spending and the number of personal bankruptcies, among others. The deterioration of these conditions can diminish loan demand, lead to an increase in mortgage and other loan delinquencies, affect corporate loan repayment performance and result in higher reserves and net charge-offs, which can adversely affect our earnings.

Our businesses and earnings are affected by the fiscal and other policies that are adopted by various regulatory authorities of the U.S., non-U.S. governments, and international agencies. The FRB regulates the supply of money and credit in the U.S.  FRB policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments.  The market impact from such policies can also materially decrease the value of certain of our financial assets, most notably debt securities. Changes in FRB policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict.

As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources”, a worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Lack of Liquidity or Access to Capital Could Impair Our Business and Financial Condition

Liquidity, or ready access to funds, is essential to our business. A compromise to our liquidity could have a significant negative effect on our financial condition. Some potential conditions that could negatively affect our liquidity include illiquid or volatile markets, diminished access to debt or equity markets, unforeseen cash or capital requirements and adverse legal settlements or judgments (including, among others, risks associated with auction rate securities). Our broker-dealer and bank subsidiaries operate in highly regulated industries. These subsidiaries may require access to funds in order to maintain certain capital and regulatory requirements. Therefore, these subsidiaries may, in some instances, not be able to pay dividends to fund the obligations of the parent including debt obligations and dividend payments. If existing sources of liquidity resources do not satisfy our needs, we may have to seek additional outside financing or scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors, selling assets at prices that may be less favorable to us, cutting or eliminating the dividends we pay to our shareholders and reducing our operating expenses. The availability of outside financing, including access to the capital markets and bank lending, depends on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services sector and our credit ratings. Our cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders have reduced, and in some cases, ceased to provide funding to borrowers, us included. As a result, we sold $300 million in senior notes in a registered underwritten public offering in August 2009. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our incremental borrowing costs, further limit our access to the capital markets or trigger our obligations under certain financial agreements. As such, we may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources” for additional information on liquidity and how we manage our liquidity risk.

We are Exposed to Market Risk

We are, directly and indirectly, affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect our net interest spread – the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding – which in turn impacts our net interest income and earnings. Market risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, derivatives and venture capital and merchant banking investments. Market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, relative exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

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

We are Exposed to Credit Risk

We are exposed to the risk that third-parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We engage in trading and funding transactions with various counterparties. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Deterioration in the credit quality of third-parties who are indebted to us could result in losses. Our credit risk and credit losses can increase if our loans are concentrated to borrowers engaged in the same or similar activities, industries or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions.  The credit quality of our loan and investment portfolios can have a significant impact on earnings. Although no significant credit concentrations exist, the deterioration of an individually large loan exposure could lead to additional loan loss provisions and/or charge-offs and subsequently have a material impact on our net income and the level of regulatory capital at RJ Bank.  Due to the size of RJ Bank’s loan portfolio, credit risk at RJ Bank is significant to our overall financial performance. Continued declines in the real estate market or a sustained economic downturn may cause us to have to further write-down the value of some of the loans in RJ Bank’s portfolio, foreclose on certain real estate properties or write-down the value of some of RJ Bank’s available for sale securities portfolio. Credit quality generally may also be affected by adverse changes in the financial performance or condition of our debtors or deterioration in the strength of the U.S. economy. Our policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report for additional information regarding our exposure to and approaches to managing credit risk.

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

Our Underwriting, Market Making, Trading, and Other Business Activities Place Our Capital at Risk

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities which we have underwritten at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. As a market maker, we may own positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified.  In addition, we may incur losses as a result of proprietary positions we hold.

We have made and may continue to make principal investments in private equity funds and other illiquid investments, which are typically private limited partnership interests and securities that are not publicly traded. There is risk that we may be unable to realize our investment objectives by sale or other disposition at attractive prices or that we may otherwise be unable to complete a desirable exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio companies in which investments are made, changes in economic conditions or changes in laws, regulations, fiscal policies or political conditions. It could take a substantial period of time to identify attractive investment opportunities and then to realize the cash value of such investments through resale. Even if a private equity investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

The Soundness of Other Financial Institutions and Intermediaries Affects Us

We face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities transactions. In recent years there has been significant consolidation among clearing agents, exchanges and clearing houses, which has increased our exposure to certain financial intermediaries and could affect our ability to find adequate and cost-effective alternatives in such events. Any such failure, termination or constraint could adversely affect our ability to execute transactions, service our clients and manage our exposure to risk.

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

We Have Experienced Significant Pricing Pressures in Areas of Our Business, Which May Impair Our Future Revenue and Profitability

In recent years, our business has experienced significant pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins.  We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

Growth of Our Business Could Increase Costs and Regulatory Risks

We may incur significant expenses in connection with expansion of our existing businesses or recruitment of financial advisors or in connection with strategic acquisitions, or investments, if and to the extent they arise from time to time.  Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues that are derived from such investment or growth.

Expansion may also create a need for additional compliance, documentation, risk management and internal controls procedures, and often involves the hiring of additional personnel to monitor such procedures.  To the extent such procedures are not adequate to appropriately monitor any new or expanded business, we could be exposed to a material loss or regulatory sanction.

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

Competition for personnel within the financial services industry is intense.  The cost of retaining skilled professionals in the financial services industry has escalated considerably, as competition for these professionals has intensified.  Employers in the industry are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee's decision to leave us as well as a prospective employee's decision to join us. As competition for skilled professionals in the industry increases, we may have to devote significantly more resources to attracting and retaining qualified personnel. In particular, our financial results may be adversely affected by the amortization costs incurred by us in connection with the upfront loans we offer to financial advisors.

Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to several such claims in the past and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may currently be working for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits. Such claims could also discourage potential employees who currently work for our competitors from joining us.

Damage to our Reputation Could Damage our Businesses

Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, failure to sell securities we have underwritten at the anticipated price levels, unethical behavior and the activities of customers and counterparties. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects.

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

Our Business Depends on Technology

Our businesses rely extensively on electronic data processing and communications systems. In addition to better serving clients, the effective use of technology increases efficiency and enables firms to reduce costs. Our continued success will depend, in part, upon our ability to successfully maintain and upgrade the capability of our systems, our ability to address the needs of our clients by using technology to provide products and services that satisfy their demands and our ability to retain skilled information technology employees. Failure of our systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients and damage to our reputation. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of these events occur, this could jeopardize our own or our clients’ or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our clients’, our counterparties’ or third-parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or are not fully covered through any insurance we maintain. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report for additional information regarding our exposure to and approaches to managing this type of operational risk.

We Are Exposed to Litigation Risks

Many aspects of our business involve substantial risks of liability, arising from the normal course of business. We have been named as a defendant or co-defendant in lawsuits and arbitrations involving primarily claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts of our employees could result in substantial liability for us. Our Private Client Group business segment has historically had more risk of litigation than our institutional businesses.

In turbulent times such as these, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. These risks include potential liability under securities or other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients' investment objectives (including auction rate securities), the inability to sell or redeem securities in a timely manner during adverse market conditions, contractual issues, employment claims and potential liability for other advice we provide to participants in strategic transactions. We have received inquiries from the SEC, FINRA and several state regulatory authorities requesting information concerning our sale of auction rate securities to our customers. We have also been named in civil class action lawsuits relating to sales of auction rate securities. We are working with other industry participants in order to resolve issues relating to auction rate securities and are exploring a range of potential solutions. If we were to determine, in order to resolve pending claims, inquiries or investigations, to repurchase at par value auction rate securities from certain of our clients, we would be required to assess whether we have sufficient regulatory capital and cash or borrowing capacity to do so, and there can be no assurance that we would have such capacity. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects. See Item 3, “Legal Proceedings” of this report for a discussion of our legal matters (including auction rate securities) and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report regarding our approach to managing legal risk.

The Preparation of the Consolidated Financial Statements Requires the Use of Estimates that May Vary From Actual Results and New Accounting Standards Could Adversely Affect Future Reported Results

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. One of our most critical estimates is RJ Bank’s allowance for loan losses. The current condition of the real estate and credit markets has substantially increased the complexity and uncertainty involved in estimating the losses inherent in RJ Bank’s loan portfolio. If management’s underlying assumptions and judgments prove to be inaccurate, one outcome could be that the allowance for loan losses could be insufficient to cover actual losses. Our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for additional information on the sensitivity of these estimates.

Certain of our financial instruments including certain trading assets and liabilities, certain available for sale securities, certain loans and private equity investments, among other items, require management to make a determination of their fair value in order to prepare our consolidated financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on our judgment. Some of these instruments and other assets and liabilities may have no direct observable inputs, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings in subsequent periods.

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

Our Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk

We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms, however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate.  A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition. Our risk management processes include addressing potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest. Management of potential conflicts of interest has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us. For more information on how we monitor and manage market and certain other risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report.

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

We have Self-insurance Risks

Our operations and financial results are subject to risks and uncertainties related to our use of a combination of insurance, self-insured retention and self-insurance for a number of risks including most significantly: property and casualty, workers’ compensation, general liability and the portion of employee-related health care benefits plans we fund, among others.

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Recent Changes in Regulations under the Dodd-Frank Act May Affect Our Businesses

Recent market and economic conditions have led to new legislation and numerous proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the United States and abroad.  The Dodd-Frank Act calls for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide for greater protections to individual consumers and investors.  Certain elements of the Dodd-Frank Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies.  The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such rules and regulations called for under the Dodd-Frank Act have been finalized.

The Dodd-Frank Act may impact the manner in which we market our products and services, manage our business and its operations and interact with regulators, all of which while not currently anticipated to, could materially impact our results of operations, financial condition and liquidity.  Certain provisions of the Dodd-Frank Act that may impact our business include but are not limited to:  the establishment of a fiduciary standard for broker-dealers, the imposition of capital requirements on financial holding companies and to a lesser extent, greater oversight over derivatives trading and restrictions on proprietary trading.  To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

We Operate in a Highly Regulated Industry in which Future Developments Could Adversely Affect Our Business and Financial Condition

The securities industry is subject to extensive regulation, and broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business.  If laws or regulations are violated, we could be subject to one or more of the following:  civil liability, criminal liability, sanctions which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers, the revocation of the licenses of our financial advisors, censures, fines or a temporary suspension or permanent bar from conducting business.  Any of those events could have a material adverse effect on our business, financial condition and prospects. The majority of our affiliated financial advisors are independent contractors.  Legislative or regulatory action that redefines the criteria for determining whether a person is an employee or an independent contractor could materially impact our relationships with our advisors, and our business, resulting in an adverse effect on our results of operations.

Our banking operations also expose us to a risk of loss resulting from failure to comply with banking laws. Our banking operations may be required to increase its regulatory capital and be required to pay even higher FDIC premiums, including additional special assessments, due to the continued impact market developments have had on the insurance fund of the FDIC.

Proposals for further regulation of financial institutions, both domestically and internationally, include calls to increase their capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions.

The SEC has proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the Investment Company Act of 1940, with respect to how mutual funds collect and pay fees to cover the costs of selling and marketing their shares.  The proposed changes are subject to public comment and, following any enactment, would be phased in over a number of years.  As these measures are neither final nor undergoing implementation throughout the financial services industry, the impact of changes such as those currently proposed cannot be predicted at this time.  As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

We may also be adversely affected as a result of other changes in federal, state or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations. See the section entitled “Business – Regulation” within Item 1 of this report for additional information regarding our regulatory environment and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report regarding our approaches to managing regulatory risk. Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could have a material adverse affect on our business, financial condition or results of operation, or cause us serious reputational harm.

Failure to Comply with Regulatory Capital Requirements Would Significantly Harm Our Business

We are subject to the SEC’s uniform net capital rule (Rule 15c3-1) and the net capital rule of FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries.  The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid.  FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements.  In addition, our Canadian-based broker-dealer subsidiary is subject to similar limitations under applicable regulation in that jurisdiction.

RJ Bank is subject to various regulatory and capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJ Bank must meet specific capital guidelines that involve quantitative measures of RJ Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJ Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require RJ Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted assets (as defined in the regulations).  Failure to meet minimum capital requirements can trigger certain mandatory, and possibly additional discretionary, actions by regulators that if undertaken, could harm RJ Bank’s operations and our financial condition.

See Note 22 of the Notes to the Consolidated Financial Statements within this report for further information on regulations and capital requirements.

As RJF is a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund payments of our obligations including, among others, debt service.  These regulatory restrictions may impede access to funds our holding company needs to make payments on any such obligations.

Our Business and Financial Condition Could be Adversely Affected by New Regulations to Which We Expect to Become Subject as a Result of Becoming a Financial Holding Company

In September 2008, we announced that we would seek approval from the FRB to become a bank holding company and subsequently elect to become a financial holding company; our application remains pending.  Although we have a statutory grace period of two years, with the possibility of three one-year extensions for a total grace period of up to five years, to conform existing activities and investments to the restrictions on nonbanking activities that apply to financial holding companies, and although we expect to be able to continue to engage in the vast majority of the activities in which we currently engage after such time, it is possible that certain of our existing activities will not be deemed to be permissible under applicable regulations. In addition, as a financial holding company, we will become subject to the comprehensive, consolidated supervision and regulation of the FRB, including risk-based and leverage capital requirements and information reporting requirements, and, as a nationally chartered commercial bank, RJ Bank will become subject to regulation (including periodic examinations) by the OCC.  See the section entitled “Business –Regulation” of Item 1 of this report for additional information.

RISKS RELATED TO OUR COMMON STOCK

The Market Price of Our Common Stock May Continue to be Volatile

The market price of our common stock has been, and is likely to continue to be more volatile than in prior years and subject to fluctuations. Stocks of financial institutions have experienced significant downward pressure in connection with the recent economic downturn and may again experience such pressures in the future. Significant declines in the market price of our common stock or failure of the market price to increase could harm our ability to recruit and retain key employees, reduce our access to debt or equity capital and otherwise harm our business or financial condition.

Our Current Shareholders May Experience Dilution in their Holdings if We Issue Additional Shares of Common Stock as a Result of Future Offerings or Acquisitions Where We use Our Common Stock

As part of our business strategy, we may seek opportunities for growth through strategic acquisitions, in which we may consider issuing equity securities as part of the consideration.  Additionally, we may obtain additional capital through the public sale of equity securities.  If we sell equity securities, the value of our common stock could experience dilution.  Furthermore, these securities could have rights, preferences and privileges more favorable than those of the common stock.  Moreover, if we issue additional shares of common stock in connection with equity compensation, future acquisitions or as a result of financing, investor’s ownership interest in our company will be diluted.

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock.  Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.  The market price of our common stock could decline as a result of sales or issuance of shares of our common stock or securities convertible into or exchangeable for common stock.

Our Officers, Directors and Employees Own a Substantial Amount of Our Common Stock and Therefore Exercise Significant Control over Our Corporate Governance and Affairs, Which May Result in Their Taking Actions with Which Other Shareholders Do Not Agree

Our executive officers, directors and employees control approximately 35% of our outstanding common stock (including restricted stock and exercisable stock options which they hold).  These shareholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other shareholders do not agree.  This concentration of ownership may also have the effect of delaying or preventing a change in control that might affect the market price of our common stock, given that our articles of incorporation require the affirmative vote of two-thirds of all shares outstanding and entitled to vote to approve any of the specified types of business combinations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our headquarters is located on approximately 55 acres within the Carillon office park in St. Petersburg, Florida. The headquarters complex currently includes four main buildings which encompass a total of 884,000 square feet of office space, the RJ Bank building which is a 42,000-square-foot two-story building, and two five-story parking garages. At this St. Petersburg location, we have the ability to add approximately 474,000 square feet of new office space. We also have 30,000 square feet of leased space near the Carillon office park. Our Michigan operations are conducted from an 84,000 square-foot building on 14 acres in Southfield, Michigan. Our facilities are used to conduct the current operations of our business segments. We own the St. Petersburg headquarters complex and the Southfield building.

We lease offices in various locations throughout the U.S. and in certain foreign countries. With the exception of a company-owned RJ&A branch office building in Crystal River, FL, RJ&A branches are leased with various expiration dates through 2021. RJ Ltd. leases premises for main offices in Vancouver, Calgary and Toronto and for branch offices throughout Canada. These leases have various expiration dates through 2020. RJ Ltd. does not own any land or buildings. See Note 17 of the Notes to Consolidated Financial Statements for further information.

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

Auction Rate Securities Matters

In connection with Auction Rate Securities (“ARS”), our principal broker-dealers, RJ&A and RJFS, have been subject to ongoing investigations, with which they are cooperating fully, by the SEC, the New York Attorney General's Office and Florida’s Office of Financial Regulation. We have been in discussions with the regulatory authorities in an effort to resolve the investigations.  We believe we have meritorious defenses, and therefore, any action by a regulatory authority to compel us to repurchase the outstanding ARS held by our clients would likely be vigorously contested by us. Additional information regarding ARS can be found at http://www.raymondjames.com/auction_rate_preferred.htm. The information on our Internet site is not incorporated by reference.

We, in conjunction with other industry participants, continue to actively seek a solution to ARS’ illiquidity. This includes issuers restructuring and refinancing the ARS, which has met with some success. In April 2008, we announced that customers held approximately $1.9 billion of ARS, which as of September 30, 2010, had declined to approximately $600 million due to the redemption and refinancing of such securities by the issuers of the ARS. As of September 30, 2010, nearly 60% of the remaining balance of ARS currently held by our clients have been issued by Nuveen Investments, a large mutual fund sponsor (“Nuveen”).  Nuveen has been pursuing alternatives to refinance the ARS issued by its funds, and has redeemed several ARS issues during the year ended September 30, 2010.  However, there can be no assurance those refinancings will continue.  Should restructurings and refinancings continue, then clients’ holdings could be reduced further.  If we were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or a significant portion of these ARS from certain clients, we would have to have cash or borrowing power to do so. Further, if such repurchases were made at par value there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect our results of operations.

At the present time, we do not have sufficient cash on hand to repurchase all or a significant portion of the outstanding ARS held by our clients. The majority of our cash and capital is held within our subsidiaries. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sources of Liquidity,” in this Form 10-K for more information regarding our liquidity available from subsidiaries. Since the total amount of capital available for dividends from our subsidiaries is less than the total ARS amount outstanding at September 30, 2010, were we to repurchase the ARS from our clients we would need to either arrange to finance such a purchase through bank borrowings or raise cash through a debt or equity offering.  Both of which, while possible but not necessarily assured, would take some time.  As we currently have an effective universal shelf registration statement on file with the SEC, a public offering could be undertaken within a relatively short period of time, once the terms of any ARS repurchase were ultimately determined.  Of course, the receptivity of bank lenders or the private or public capital markets to such a financing would depend on such terms and financial market conditions at the time.

We are named in a class action lawsuit, Defer LP vs. Raymond James Financial, Inc., et al., filed in April, 2008 in the United States District Court for the Southern District of New York.  The case is similar to those filed against a number of brokerage firms alleging various securities law violations relating to the adequacy of disclosure in connection with the marketing and sale of ARS.  The complaint seeks class action status, compensatory damages and costs and disbursements, including attorneys’ fees. In September 2010, the court granted our motion to dismiss with respect to all but two counts against defendant RJ&A, while simultaneously limiting the class period to 3 ½ months beginning November 2007 and ending February 13, 2008.  We have filed an Answer and Affirmative Defenses to the remaining allegations and intend to defend the case vigorously.

Other Matters

In June 2009, a purported class action, Woodard vs. Raymond James Financial, Inc., et al., was filed in the United States District Court for the Southern District of New York. The case names us as defendants, along with our Chairman and our Chief Financial Officer. The complaint, brought on behalf of purchasers of our common stock for the period between and including April 22, 2008 and April 14, 2009, alleges that various financial statements and press releases we issued contained material misstatements and omissions relating to the loan losses at RJ Bank. The complaint seeks class action status, compensatory damages and costs and disbursements, including attorneys’ fees. In September 2009, the court appointed a lead plaintiff and counsel.  An amended complaint was filed in November, 2009 naming as additional defendants the President and a Senior Credit Risk Executive of RJ Bank.  In August 2010 our motion to dismiss was granted, without prejudice.

In 2008, Sirchie Acquisition Company, LLC (“SAC”), an 80% owned indirect unconsolidated subsidiary acquired as a merchant banking investment, was advised by the Commerce and Justice Departments that they intended to seek civil and criminal sanctions against it, as the purported successor in interest to Sirchie Finger Print Laboratories, Inc. (“Sirchie”), based upon alleged breaches of Department of Commerce suspension orders by Sirchie and its former majority shareholder that occurred prior to the acquisition.  In February 2010, SAC entered into a deferred prosecution agreement with the U.S. Department of Justice and reached a settlement agreement with the U.S. Department Commerce to resolve concerns relating to actions that took place prior to its January 2008 investment in Sirchie.  There were no allegations of wrongdoing on either our part, or that of any of our affiliates, each of whom were unaware of the activities under investigation and cooperated fully with the government’s investigation. The government, however, viewed us as “successor” to the actions of the old company.  Pursuant to the purchase agreement with the seller, SAC recovered the majority of the fines imposed and its costs from the seller.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF”.  At November 9, 2010 there were approximately 18,000 holders of our common stock. Our transfer agent is:   BNY Mellon Shareowner Services and whose address is 300 Galleria Parkway, Suite 1020, Atlanta, GA 30339.  The following table sets forth for the periods indicated the high and low trades for our common stock:

	Fiscal Year
	2010		2009
	High	Low	High	Low
First Quarter	$26.65	$21.95	$32.89	$12.54
Second Quarter	28.29	23.71	21.75	10.77
Third Quarter	31.25	24.64	20.03	14.65
Fourth Quarter	27.91	22.91	25.63	15.68

Cash dividends per share of common stock (declared and paid):

	Fiscal Year
	2010	2009
First Quarter	$0.11	$0.11
Second Quarter	0.11	0.11
Third Quarter	0.11	0.11
Fourth Quarter	0.11	0.11

See Note 22 of the Notes to Consolidated Financial Statements for information regarding our intentions for paying cash dividends and the related capital restrictions.  On November 23, 2010, our Board of Directors declared a quarterly dividend of $0.13 in cash per share of common stock payable on January 19, 2011 to shareholders of record as of January 3, 2011.

The following table presents information on a monthly basis for purchases of our stock for the quarter ended September 30, 2010:

Period	Number of Shares Purchased(1)	Average Price Per Share

July 1, 2010 – July 31, 2010	-	$-
August 1, 2010 – August 31, 2010	-	-
September 1, 2010 – September 30, 2010	926	25.36
Total	926	$25.36

(1)
We do not have a formal stock repurchase plan. Since May 2004, our Board of Directors has authorized $150 million for repurchases at the discretion of our Board’s Share Repurchase Committee. As a result, 3,876,284 shares have been repurchased for a total of $88.1 million, leaving $61.9 million available to repurchase shares. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. Accordingly, we purchased no shares in open market transactions during the fiscal year ended September 30, 2010. During the fiscal year ended September 30, 2010, 141,573 shares were purchased for the trust fund that was established and funded to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiary (see Note 20 of the Notes to Consolidated Financial Statements for more information on this trust fund). We received 4,684 shares that were surrendered by employees as payment for option exercises during the fiscal year ended September 30, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended September 30,
	2010		2009		2008		2007		2006
	(in 000’s, except per share data)
Operating Results:

Total Revenues	$2,979,516		$2,602,519		$3,204,932		$3,109,579		$2,645,578
Net Revenues	$2,916,665		$2,545,566		$2,812,703		$2,609,915		$2,348,908
Net Income	$228,283		$152,750		$235,078		$250,430		$214,342
Net Income per Share – Basic:	$1.83		$1.25	(1)	$1.95	(1)	$2.10	(1)	$1.86	(1)
Net Income per Share – Diluted:	$1.83		$1.25	(1)	$1.93	(1)	$2.07	(1)	$1.83	(1)
Weighted-Average Common Shares Outstanding-Basic:	119,335		117,188	(1)	116,110	(1)	115,268	(1)	112,211	(1)
Weighted-Average Common and Common Equivalent Shares Outstanding - Diluted:	119,592		117,288	(1)	117,140	(1)	117,011	(1)	114,238	(1)
Cash Dividends per Common Share - Declared	$0.44		$0.44		$0.44		$0.40		$0.32

Financial Condition:

Total Assets	$17,883,081	(2)	$18,226,728	(3)	$20,709,616	(4,5)	$16,228,797	(5)	$11,505,415	(5)
Long-Term Debt	$416,369	(6)	$477,423	(6)	$197,910	(6)	$214,864	(6)	$286,712	(6)
Shareholders' Equity	$2,302,816		$2,032,463		$1,883,905		$1,757,814		$1,463,869
Shares Outstanding	121,041	(7)	118,799	(7)	116,434	(7)	116,649	(7)	114,064	(7)
Book Value per Share at End of Period	$19.03		$17.11		$16.18		$15.07		$12.83

(1)
Effective for fiscal year 2010, we implemented new accounting guidance that changes the manner in which Earnings Per Share is computed.  The new guidance requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and, therefore, included in the earnings allocation in computing Earnings Per Share under the two-class method. Our unvested restricted shares and restricted stock units granted as part of our share-based compensation are considered participating securities.   To enhance comparability, the Earnings Per Share amounts and the weighted-average share amounts outstanding for the prior years have been revised from the amounts previously reported, to the amounts which would have been presented had this guidance been effective in the prior years.

(2)
Total assets include $3.1 billion in qualifying assets, offset by $2.4 billion in overnight borrowings and $700 million in additional RJBDP deposits to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution.

(3)
Total assets include $1.2 billion in U.S. Treasury securities and $2 billion in reverse repurchase agreements, offset by $2.3 billion in additional RJBDP deposits and $900 million in overnight borrowings to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution.

(4)
Total assets include $1.9 billion in cash, offset by an equal amount in an overnight borrowing to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution.

(5)
We elect to net-by-counterparty the fair value of certain interest rate swap contracts. See Note 15 of the Notes to the Consolidated Financial Statements for additional information. As of October 1, 2008, we adopted new FASB guidance. As we elect to net-by-counterparty the fair value of interest rate swap contracts, we must also net-by-counterparty any collateral exchanged as part of the swap agreement. Footnoted periods presented above have been adjusted from the amounts initially reported to reflect this change. The table below shows these adjustments.

	Year Ended September 30,
	2008	2007	2006
	(in 000’s)

Total Assets initially reported	$20,731,859	$16,254,168	$11,516,650
Adjustment arising from change in presentation of derivatives netting	(22,243)	(25,371)	(11,235)
Adjusted Total Assets	$20,709,616	$16,228,797	$11,505,415

(6)
Includes the long-term portion of loans payable related to investments by variable interest entities in real estate partnerships (which are non-recourse to us), FHLB advances, our mortgage and senior notes.

(7)	Excludes non-vested shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of our operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes to the consolidated financial statements.

Executive Overview

Results in the investment businesses in which we operate are highly correlated to the direction of the U.S. equity markets specifically, and more generally to the overall strength of economic conditions.  Overall market conditions, interest rates, economic, political  and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors may affect the financial decisions made by investors, including their level of participation in the financial markets.  They may also impact the level of underwriting activity, trading profits and asset valuations.  In turn, these decisions may affect our business results.

Year ended September 30, 2010 Compared with the Year ended September 30, 2009 – Total Company

As a result of the improved markets during the year ended September 30, 2010 as compared to the prior year, our net revenues increased by $371 million, or 15%, to $2.9 billion. Non-interest expenses increased by $251 million, or 11%, to $2.6 billion, primarily from higher compensation costs resulting from the increase in commission revenue compared to the prior year, and partially offset by an $89 million, or 53%, decrease in the bank loan loss provision. We generated net income of $228 million, a 49% increase compared to the prior year.

Our financial results during the year were most significantly impacted by:

•
A 23% increase in net revenue in our Private Client Group. This increase results primarily from the improved equity markets combined with realization of the benefits of the strong recruiting results in the previous two years.

•
Net interest earnings decreased $79 million, or 20%, resulting predominately from the lower loan balances and lower interest spreads at RJ Bank, coupled with a full year’s interest expense on our public debt which was issued in August, 2009.

•	Our Asset Management operating results increased as a result of the increase in assets under management from both asset appreciation and net sales.

•
Investment banking activity in our capital markets segment increased significantly, reflecting an increase in the number of underwritings resulting in a $52 million, or 100%, increase in underwriting fees. As a result of the improved equity market conditions, we also realized significantly increased commissions from institutional clients on equity securities which were partially offset by declines in commissions on fixed income products. Trading profits were strong, although did not reach the record level achieved in the prior year.

•
The RJ Bank pre-tax earnings of $112 million reflect a $32 million, or 40%, improvement as compared to the prior year, the net result of lower net interest income and a significantly lower loan loss provision.

•
Our effective tax rate decreased to 37% from the prior year rate of 38.6%, resulting from tax credits we realized from our ownership interest in certain low-income housing tax credit partnerships, certain state and federal tax credits arising from charitable education contributions, and gains on our company-owned life insurance which are non-taxable.

Based on our review of the recently enacted Dodd-Frank Act, and because of the nature of our business and our business practices, we do not expect the legislation to have a significant impact on our operations. However, because many of the regulations will result from further studies and are yet to be written by various regulatory agencies, the impact is uncertain.  Under the new legislation, as a holding company of RJ Bank, we will become subject to the regulation and oversight of the FRB.  We anticipate that this change in our regulator will become effective in mid-2011, to be followed by the conversion of RJ Bank to a commercial bank.  At that time we will become a bank holding company.

The balance of auction rate securities held by our clients continues to decline and was approximately $600 million at September 30, 2010 as compared to approximately $800 million at September 30, 2009. Refer to the discussion of this matter in Item 3 of this Form 10-K for a more detailed update.

The succession plan for our Chief Executive Officer has been successfully implemented effective in May, 2010 and has resulted in an orderly transition of our executive leadership.

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 - Total Company

The economic recession in 2009 provided the backdrop for what was an extremely challenging environment in which to operate for the better part of the fiscal year. As a result of the challenging markets, our net revenues decreased by 9% to $2.5 billion, and we generated net income of $153 million, a 35% decline from the prior year. Our financial results were most dramatically impacted by a decrease in revenue from our Private Client Group and Asset Management segments, two of our operations that are highly dependent upon the health of the financial markets. The Fixed Income portion of our Capital Markets segment had a record year by far, while equity underwriting activity was moribund for much of the year. Our bank subsidiary, RJ Bank, was not able to achieve the operating results we had anticipated due to unprecedented problems in the commercial real estate sector which arose in 2009 and negatively impacted the year’s provision for loan losses. During the year we opportunistically increased the number of financial advisors, a strategy that positions us well for future growth as the markets improve. In order to fuel additional growth opportunities, we accessed the capital markets for the first time in 23 years through a $300 million, ten year senior note offering. Finally, in 2009 we implemented a succession plan for our Chief Executive Officer that will take effect in May 2010, providing an orderly transition for our executive leadership.

Results of Operations - Total Company

We currently operate through the following eight business segments: Private Client Group (“PCG”); Capital Markets; Asset Management; RJ Bank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and certain corporate activities in the Other segment.

The following table presents our consolidated and segment gross revenues and pre-tax income excluding noncontrolling interests for the years indicated:

	Year Ended September 30,
	2010	2009	2008
	(in 000's)
Total Company
Revenues	$2,979,516	$2,602,519	$3,204,932
Pre-tax Income Excluding Noncontrolling Interests	361,908	248,774	386,854

Private Client Group
Revenues	1,903,101	1,557,462	1,999,775
Pre-tax Income	160,470	84,873	178,146

Capital Markets
Revenues	591,949	533,254	506,158
Pre-tax Income	84,236	73,481	43,627

Asset Management
Revenues	196,817	177,359	243,609
Pre-tax Income	46,981	30,411	61,501

RJ Bank
Revenues	276,770	343,366	405,304
Pre-tax Income	112,009	80,011	112,282

Emerging Markets
Revenues	16,639	14,891	41,607
Pre-tax Loss	(5,446)	(4,886)	(3,426)

Stock Loan/Borrow
Revenues	8,837	10,269	36,843
Pre-tax Income	2,721	3,651	7,034

Proprietary Capital
Revenues	17,029	12,742	22,869
Pre-tax Income	1,728	1,035	7,361

Other
Revenues	8,056	7,153	21,302
Pre-tax Loss	(40,791)	(19,802)	(19,671)

Intersegment Eliminations
Revenues	(39,682)	(53,977)	(72,535)
Pre-tax Income	-	-	-

Net Interest Analysis

We have certain assets and liabilities that are subject to changes in interest rates; these changes in interest rates have an impact on our overall financial performance. Given the relationship of our interest sensitive assets to liabilities, an increase in short-term interest rates would result in an increase in our net earnings (we currently have more assets than liabilities with a yield that would be affected by a change in short-term interest rates). The amount of benefit would be dependent upon a variety of factors, including but not limited to the change in balances, the rapidity and magnitude of the increase in rates, and the interest rates paid on client cash balances.

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Year Ended September 30,
	2010			2009			2008
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
	($ in 000's)
Interest-Earning Assets:
Margin Balances	$ 1,355,665	$ 46,650	3.44%	$ 1,185,086	$ 37,617	3.17%	$1,559,305	$ 83,856	5.38%
Assets Segregated Pursuant to Regulations and Other Segregated Assets	1,861,977	7,685	0.41%	4,572,808	14,786	0.32%	4,264,868	126,556	2.97%
Bank Loans, Net of Unearned Income (1)	6,439,827	257,988	3.97%	7,497,579	320,167	4.24%	6,144,135	346,560	5.59%
Available for Sale Securities	529,056	17,846	3.37%	650,777	24,373	3.75%	645,762	31,700	4.91%
Trading Instruments		18,146			13,112			31,865
Stock Borrow		8,448			10,269			36,843
Interest-Earning Assets of Variable Interest Entities		13			71			657
Other		14,116			23,189			66,026

Total Interest Income		370,892			443,584			724,063

Interest-Bearing Liabilities:
Brokerage Client Liabilities	$ 2,958,026	3,688	0.12%	$ 5,788,338	10,958	0.19%	$5,412,303	137,511	2.54%
Deposits (1)	6,882,537	16,053	0.23%	8,331,432	24,023	0.29%	7,137,843	185,032	2.59%
Stock Loan		3,530			3,838			26,552
Borrowed Funds		6,099			7,946			19,317
Senior Notes	299,953	26,091	8.60%	33,709	2,899	8.60%		-	-%
Interest-Expense of Variable Interest Entities		4,457			4,853			5,604
Other		2,933			2,436			18,213

Total Interest Expense		62,851			56,953			392,229

Net Interest Income		$ 308,041			$ 386,631			$ 331,834

(1)	See Results of Operations – RJ Bank in this MD&A for further information.

Year ended September 30, 2010 Compared with the Year ended September 30, 2009 – Net Interest

Net interest income decreased $78.6 million, or 20%, as compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below. In addition, our net interest income was negatively impacted by the $23 million increase in interest expense associated with an entire year of interest expense on our senior notes which were issued in August, 2009.

RJ Bank’s net interest income decreased $62.8 million, or 19%, resulting from a decline in both average interest earning assets and net interest spreads. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Complementing the impact of the implementation of the multi-bank sweep aspect of the RJBDP, which replaced a portion of the foregone interest earnings in the PCG segment with fee income, net interest income in the PCG segment increased $5 million, or 10%, versus the prior year due to higher margin balances and increased net interest spreads on segregated cash. In addition to this increase in net interest income, the PCG segment realized a $32.5 million increase in fee income generated by the multi-bank sweep aspect of the RJBDP during the year.

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 – Net Interest

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

The decline in interest rates had a dramatic impact on net interest in the PCG segment, which declined $42 million, or 45%. Interest earned on assets segregated declined $112 million, or 88%, as rates dropped as low as 0.20% for a portion of the year. Average customer margin balances declined $374 million, or 24%, during 2009, contributing to the decline in interest revenue in the PCG segment.

Net interest on the stock loan/borrow business decreased 38% due to decreased rates and balances despite a focus on hard-to-locate securities.

Other interest revenue includes earnings on corporate cash and other investments.  Other interest expense consists of expense on short inventory positions and inventory financing activities.

Results of Operations - Private Client Group

The following table presents consolidated financial information for our PCG segment for the years indicated:

	Year Ended September 30,
	2010	% Change	2009	% Change	2008
Revenues:
Securities Commissions and Fees	$1,585,371	26%	$1,262,810	(18%)	$1,532,290
Interest	63,128	(4%)	65,589	(72%)	233,801
Financial Service Fees	146,042	17%	125,038	(2%)	127,304
Other	108,560	4%	104,025	(2%)	106,380
Total Revenues	1,903,101	22%	1,557,462	(22%)	1,999,775

Interest Expense	7,194	(52%)	14,891	(89%)	141,474
Net Revenues	1,895,907	23%	1,542,571	(17%)	1,858,301

Non-Interest Expenses:
Sales Commissions	1,168,055	26%	929,202	(19%)	1,144,727
Admin & Incentive Comp and Benefit Costs	310,184	11%	279,666	(4%)	289,937
Communications and Information Processing	59,974	2%	58,607	(2%)	59,753
Occupancy and Equipment	77,349	(2%)	79,072	8%	73,253
Business Development	49,126	(11%)	55,488	(15%)	64,992
Clearance and Other	71,263	27%	55,952	18%	47,369
Total Non-Interest Expenses	1,735,951	19%	1,457,987	(13%)	1,680,031
Income Before Taxes and Including Noncontrolling Interests	159,956	89%	84,584	(53%)	178,270
Noncontrolling Interests	(514)		(289)		124
Pre-tax Income Excluding Noncontrolling Interests	$160,470	89%	$84,873	(52%)	$178,146
Margin on Net Revenues	8.5%		5.5%		9.6%

Year ended September 30, 2010 Compared with the Year ended September 30, 2009 – Private Client Group

PCG pre-tax results increased $75.6 million, or 89%, as compared to the prior year on an increase of $353.3 million, or 23%, in net revenues.  PCG’s margins increased to 8.5% of net revenues, a 55% improvement over the prior year.  While primarily driven by increased commissions resulting from the realization of the benefits of the strong recruiting results in the previous two years, a combination of market appreciation and an increase in assets under management from new clients also contributed to the strong PCG results.

Securities commissions and fees increased $322.5 million, or 26%.  Net commissions, after consideration of sales commission expenses, increased $83.7 million, or 25%, as compared to the prior year period.  The net commission expense as a percentage of commission revenues was relatively flat year over year.  The number of financial advisors as of September 30, 2010 was also relatively flat as compared to September 30, 2009, but up over 10% since the beginning of fiscal 2008. Recruiting of successful financial advisors and improved market conditions drove a 15% increase in average gross production per financial advisor during the past year.

PCG results also include the interest revenue and fees earned on client margin balances and cash segregated for regulatory purposes net of the interest expense paid on client cash balances. The $5 million increase in net interest earnings for the current year as compared to the prior year was complemented by a $32.5 million increase in financial service fees from the RJBDP, a multi-bank cash sweep program.  The increase in these fees was partially offset by a decline in fees received from the sale of money market funds.  Interest results are further discussed in the Net Interest section of this MD&A.

Non-interest expenses increased $278 million, or 19%, over the prior year period.  Of this increase, 86% (nearly $239 million) was in sales commission expense, a result of the increase in commission revenues.  All of the other components of non-interest expense in aggregate increased by 7.4% over the comparable period.  The most significant component of this increase resulted from a $15.3 million, or 27% increase in Clearance and Other expenses, also driven by the increase in commission and client activity.  We incurred expenses arising from a FINRA arbitration panel’s decision against RJ&A related to a claim of raiding financial advisors. We settled this matter, the impact of which has been reflected in our fiscal year 2010 results. Partially offsetting the increases, business development expense decreased during fiscal year 2010 due to lower recruiting costs than incurred in the prior year.  Recruiting was extremely active during fiscal 2008 and 2009 due to consolidation of, and uncertainties arising within, certain of our broker-dealer competitors.

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

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the years indicated:

	Year Ended September 30,
	2010	% Change	2009	% Change	2008
	($ in 000's)
Revenues:
Institutional Sales Commissions:
Equity	$222,481	12%	$198,218	(14%)	$229,405
Fixed Income	147,585	(15%)	174,315	61%	108,385
Underwriting Fees	104,157	100%	52,015	(35%)	80,400
Mergers & Acquisitions Fees	57,783	42%	40,607	6%	38,385
Private Placement Fees	1,914	87%	1,025	(60%)	2,536
Trading Profits	31,654	(24%)	41,407	NM	(3,503)
Interest	18,191	34%	13,608	(59%)	33,183
Other	8,184	(32%)	12,059	(31%)	17,367
Total Revenues	591,949	11%	533,254	5%	506,158

Interest Expense	12,814	19%	10,808	(68%)	33,337
Net Revenues	579,135	11%	522,446	10%	472,821

Non-Interest Expenses:
Sales Commissions	128,432	(2%)	130,463	17%	111,448
Admin & Incentive Compensation and Benefit Costs	262,791	19%	220,030	(3%)	226,052
Communications and Information Processing	37,925	7%	35,350	(2%)	35,981
Occupancy and Equipment	19,575	-	19,565	7%	18,271
Business Development	26,666	19%	22,500	(4%)	23,511
Clearance and Other	36,382	(7%)	39,013	42%	27,506
Total Non-Interest Expenses	511,771	10%	466,921	5%	442,769
Income Before Taxes and Including Noncontrolling Interests	67,364	21%	55,525	85%	30,052
Noncontrolling Interests	(16,872)		(17,956)		(13,575)
Pre-tax Income Excluding Noncontrolling Interests	$84,236	15%	$73,481	68%	$43,627

Year ended September 30, 2010 Compared with the Year ended September 30, 2009 – Capital Markets

Capital Markets pre-tax results increased $10.8 million, or 15%, with net revenues increasing $56.7 million, or 11%, as compared to the prior year.  We realized significant increases in underwriting fees of $52.1 million, or 100%, mergers and acquisition fees of $17 million, or 42%, and commissions from institutional equity sales of $24.3 million, or 12%. These increases were offset by a decrease in fixed income sales commissions of $26.7 million, or 15%, and trading profits, which are primarily related to fixed income products and declined in comparison to the prior year by $9.8 million, or 24%.  Despite the unfavorable comparison, trading profits were historically strong, although slightly below the record level experienced in the prior year.  The number of lead and co-managed underwritings during the year were up 76% and 32%, respectively, as compared to the prior year, a time when underwritings were down dramatically due to the then-existing market conditions. The dramatically improved equity market conditions in the current year versus the prior year were conducive to generating the increased equity market commissions, merger and acquisition fees and underwriting fees.  Our increased merger and acquisition activity arose primarily from engagements by companies in the Healthcare, Business Services and Energy sectors.

Non-interest expenses increased $44.9 million, or 10%, primarily resulting from compensation related costs.  The current year includes the addition of investment bankers added in the Lane Berry acquisition, which occurred in the third quarter of the prior year, and increased incentive compensation resulting from the increased profitability in our equity capital markets business.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds and impact Other Revenue, Interest Expense, and Other Expenses in this segment (See Note 9 of the Notes to Consolidated Financial Statements for further details).

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 – Capital Markets

Capital Markets net revenues increased 10% compared to the prior year due to record trading profits, which increased $45 million from the prior year’s $3.5 million loss. These profits were almost entirely generated on domestic fixed income products, 76% on municipal and 37% on taxable products. In addition, fixed income institutional sales commissions were 61% higher, as the volatile fixed income markets led many institutions to seek expertise on mortgage-backed products, and many increased their overall weighting in fixed income products. At the same time, institutions decreased their weighting in equities and equity institutional sales commissions declined 14%. This decline was magnified by a lack of new issue activity.

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

Gross revenues were up 5% from the prior year and net revenues were up 10%. Coupled with a 5% increase in non-interest expense, pre-tax earnings were up 68% from the prior year as the impact of increased trading profits is significant to our pre-tax profits. Commission expense increased with a greater percentage (17%) than commission revenues (10%) due to the big increase in fixed income institutional sales commissions which have a higher payout than equity institutional sales commissions. The other compensation expenses, communications and information processing and business development expenses decreased slightly as a result of expense control. Occupancy expense increased 7% due to growth. We have taken advantage of the opportunities to add quality Capital Markets teams. Equity Capital Markets acquired the investment banking firm of Lane Berry International, Inc. The acquisition added 21 investment banking professionals and new offices in Boston and Denver. In total, Investment Banking added a net 26 professionals as compared to the prior year. Fixed Income has taken advantage of market conditions in the taxable fixed income institutional sales area to recruit 23 additional professionals, representing a 21% increase in its producing professionals.

Results of Operations - Asset Management

The following table presents consolidated financial information for the Asset Management segment for the years indicated:

	Year Ended September 30,
	2010	% Change	2009	% Change	2008
	($ in 000's)
Revenues:
Investment Advisory Fees	$156,266	16%	$135,223	(30%)	$193,370
Other	40,551	(4%)	42,136	(16%)	50,239
Total Revenues	196,817	11%	177,359	(27%)	243,609

Expenses:
Admin & Incentive Comp and Benefit Costs	69,931	13%	61,907	(8%)	67,389
Communications and Information Processing	18,116	(9%)	19,890	5%	18,902
Occupancy and Equipment	3,904	(1%)	3,929	(7%)	4,228
Business Development	6,254	6%	5,893	(34%)	8,898
Investment Advisory Fees	24,701	16%	21,314	(33%)	31,940
Other	25,840	(24%)	33,891	(33%)	50,331
Total Expenses	148,746	1%	146,824	(19%)	181,688

Income Before Taxes And Including Noncontrolling Interests	48,071	57%	30,535	(51%)	61,921
Noncontrolling Interests	1,090		124		420
Pre-tax Income Excluding Noncontrolling Interests	$46,981	54%	$30,411	(51%)	$61,501

The following table presents assets under management and a portion of our non-managed fee-based assets at the dates indicated:

	September 30,
	2010	% Change	2009	% Change	2008
	($ in 000's)
Assets Under Management:
Eagle Asset Management, Inc.	$15,566,954	15%	$13,582,832	(4%)	$14,186,426
Eagle Money Market Funds	-	(100%)	2,966,819	(51%)	6,108,327
Raymond James Consulting Services (“RJCS”)	8,458,178	8%	7,833,081	(2%)	7,989,510
Unified Managed Accounts	734,750	197%	247,721	100%	-
Freedom Accounts & Other Managed Programs	8,791,332	21%	7,256,673	(7%)	7,766,225
Total Assets Under Management	33,551,214	5%	31,887,126	(12%)	36,050,488

Less: Assets Managed for Affiliated Entities	(3,544,197)	18%	(3,008,675)	17%	(2,578,263)
Net Assets Under Management	$30,007,017	4%	$28,878,451	(14%)	$33,472,225

Non-Managed Fee-based Assets:
Passport	$22,707,602	17%	$19,451,710	10%	$17,681,201
Ambassador	10,479,432	43%	7,327,402	88%	3,907,480
Other Non-Managed Fee-based Assets	2,022,785	21%	1,671,029	31%	1,278,997
Total	$35,209,819	24%	$28,450,141	24%	$22,867,678

The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for investment portfolios and mutual funds.  As of September 30, 2010, approximately 85% of investment advisory fees are earned from assets held in managed programs.   Approximately 70% of our investment advisory fees recorded in a quarter are determined based on balances at the beginning of a quarter, approximately 15% are based on balances at the end of the quarter and approximately 15% are computed based on average assets.

Year ended September 30, 2010 Compared with the Year ended September 30, 2009 - Asset Management

Asset Management pre-tax results increased $16.6 million, or 54%, and total revenues increased $19.5 million, or 11%, as compared to the prior year.  The increase in revenues resulted from a combination of favorable factors including increased market values, additional client investments and $3 million in performance fees.  Net assets under management increased by $1.1 billion, or 4%, the net impact of market appreciation and asset flows during the year.  We experienced net asset inflows of $2.4 billion into managed accounts from both new clients and clients re-entering the market after the downturn.  Non-managed fee-based assets increased $6.8 billion, or 24%, as compared to the prior year primarily due to positive net inflows of approximately $5.4 billion.

These revenue increases were partially offset by an $8 million decrease in money market fund fees in the current year ($14 million less in money market management fees net of a $6 million reduction in money market fee waivers).  The money market funds were impacted by lower balances and lower interest rates and the resulting spread compression.  There were $3 billion in net money market account outflows due to the implementation of the multi-bank sweep aspect of the RJBDP in September, 2009 and the subsequent transfer of the internally managed money market funds to a third-party advisor in August, 2010.  Eagle class shares of both a taxable and a tax-exempt money market fund are available to clients of Eagle and its affiliates through the third-party advisor.

Increases in compensation costs and investment advisory fee expense were directly correlated to the increase in investment advisory fee revenues.  Other expense decreased $8.1 million, or 24%, primarily due to the reduction in costs associated with the money market funds.  As money market fund balances decreased, distribution fees paid to the PCG segment declined and there was a reduction in the money market management fee shared with the PCG segment due to the money market fee waivers.

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

Results of Operations - RJ Bank

The following table presents consolidated financial information for RJ Bank for the years indicated:

	Year Ended September 30,
	2010	% Change	2009	% Change	2008
	($ in 000's)
Revenues:
Interest Income	$278,326	(20%)	$349,110	(14%)	$407,123
Interest Expense	18,761	(30%)	26,717	(86%)	191,537
Net Interest Income	259,565	(19%)	322,393	50%	215,586

Other Loss	(1,556)	73%	(5,744)	(216%)	(1,819)
Net Revenues	258,009	(19%)	316,649	48%	213,767

Non-Interest Expenses
Employee Compensation and Benefits	11,488	10%	10,425	3%	10,091
Communications and Information Processing	1,687	9%	1,552	37%	1,130
Occupancy and Equipment	873	(9%)	956	33%	721
Provision for Loan Losses	80,413	(53%)	169,341	209%	54,749
Other	51,539	(5%)	54,364	56%	34,794
Total Non-Interest Expenses	146,000	(38%)	236,638	133%	101,485
Pre-tax Income	$112,009	40%	$80,011	(29%)	$112,282

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)
Net Loan Charge-offs:
Corporate Loans	$(54,053)	$(80,538)	$(10,169)
Residential/Consumer Loans	(29,548)	(26,686)	(3,447)
Total	$(83,601)	$(107,224)	$(13,616)

Allowance for Loan Losses:
Corporate Loans	$112,708	$122,096	$79,404
Residential/Consumer Loans	34,376	28,176	8,751
Total	$147,084	$150,272	$88,155

	As of September 30,
	2010	2009	2008
	(in 000’s)
Nonperforming Assets:
Nonperforming Loans:
Corporate	$67,901	$86,422	$37,462
Residential/Consumer	86,082	71,960	20,702
Total Nonperforming Loans	153,983	158,382	58,164
Other Real Estate Owned:
Corporate	19,486	4,646	1,928
Residential/Consumer	8,439	4,045	2,216
Total Other Real Estate Owned	27,925	8,691	4,144
Total Nonperforming Assets	$181,908	$167,073	$62,308

	As of September 30,
	2010	2009	2008
	(in 000’s)
Total Loans(1):
Corporate Loans	$4,202,440	$4,325,876	$4,563,065
Residential/Consumer Loans	2,039,573	2,418,369	2,620,317
Total Loans	$6,242,013	$6,744,245	$7,183,382

(1)	Net of unearned income and deferred expenses.

Year ended September 30, 2010 Compared with the Year ended September 30, 2009 - RJ Bank

Pre-tax income generated by the RJ Bank segment increased $32 million, or 40%, as compared to the prior year.  Net revenues decreased $58.6 million, or 19%, primarily due to a decrease in net interest income resulting from a decline in both average interest-earning banking assets and net interest spread.  The net increase in pre-tax income is a result of an $88.9 million decrease in the provision for loan losses exceeding the decrease in net revenues.

Net revenues were impacted as loan interest and fees decreased $62.2 million due to lower interest rates and lower balances.  The average yield on the loan portfolio decreased from 4.24% to 3.97% and average loans outstanding decreased $1.1 billion, or 14%, from $7.5 billion to $6.4 billion.  This decrease was a result of our strategy during fiscal 2009 to reduce the balance of loans outstanding in order to strengthen our capital position.  However, loans outstanding have continued to decline during the current year as loan repayments have exceeded new loan growth.  Corresponding to the decrease in average loans, average deposits decreased $1.4 billion, or 17%, from $8.3 billion to $6.9 billion. The reduced deposit balances combined with lower interest rates led to an $8 million, or 30%, decrease in interest expense. The average cost of funds decreased from 0.32% to 0.27%.

The provision for loan losses continues to be impacted by certain unfavorable economic conditions including depressed real estate values and high unemployment rates. The primary factors contributing to the provision for loan losses during the current year were increased delinquencies in the residential loan portfolio, continued relatively high levels of nonperforming corporate loans, increased reserve rates for criticized commercial real estate loans and, to a lesser extent, the stratification of the performing residential portfolio based upon updated loan to value (“LTV”) estimates with higher reserve percentages allocated to the higher LTV loans. The large prior year provision was primarily attributable to increased reserves and charge-offs due to the rapid deterioration of the credit markets, a significant decline in commercial real estate values, an increase in projected loss experience on residential mortgage loans, and included the write-off of one $28 million corporate loan.

Net loan charge-offs for the year totaled $83.6 million compared to $107.2 million for the prior year. Corporate charge-offs during the current year included $12.5 million related to the sale of distressed debt in the secondary market with the balance taken almost exclusively on commercial and residential real estate loans. A $2.9 million increase in residential/consumer charge-offs as compared to the prior year resulted from the continued high level of residential delinquencies and declines in home values in many markets.

As a result of the current year provision and net charge-off activity combined with lower loan balances, the Allowance for Loan Losses (“ALL”) increased as a percentage of total loans from 2.23% to 2.36%.

The amount of nonperforming loans as of September 30, 2010 decreased $4.4 million, or 3%, as compared to September 30, 2009. Corporate nonperforming loans decreased $18.5 million primarily due to the return of three loans to performing status, the default and subsequent foreclosure of three commercial real estate loans, loan repayments, sales and charge-offs, and the partial offset by the addition of four other commercial real estate loans. This improvement in corporate nonperforming loans was partially offset by an increase of $14.1 million in nonperforming residential loans due to the ongoing economic impact on residential delinquencies. However, the growth in total delinquent residential loans (30+ days or more delinquent) has slowed substantially with an increase of $2.8 million for this year compared to a $61.1 million increase in the prior year.  Other real estate owned increased from $8.7 million to $27.9 million due to the aforementioned foreclosures of commercial real estate properties and an increase in the pace of residential foreclosures.

In light of the recent moratoriums on foreclosures by some of our loan servicers, residential foreclosures could be delayed.  This delay, if it is lengthy and impacts home values, could potentially result in increased write-downs on other real estate owned and increased provisions for loan losses on nonperforming residential mortgage loans.  Such events could subsequently result in a decrease in our net income and in the level of regulatory capital at RJ Bank.

As of September 30, 2010, the unrealized loss on our available for sale securities portfolio was $50.6 million, compared to $97.8 million as of September 30, 2009. The unrealized loss was due to continued wide interest rate spreads across market sectors related to the continued uncertainty in the residential non-agency CMOs market. Certain securities were determined to be other-than-temporarily impaired (“OTTI”) during the year because RJ Bank does not expect to recover the entire amortized cost basis, and therefore, an OTTI expense of $12 million was reflected in fiscal 2010 as a component of other loss, compared to a $12.9 million OTTI charge in fiscal 2009.

Overall, the decrease in Other Loss for the year as compared to the prior year is mostly attributable to a $2.4 million gain on the sale of equity received in a loan settlement and a reduction in OTTI losses related to our available for sale securities portfolio.

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 – RJ Bank

Net interest income increased $106.8 million, or 50%, while pre-tax income declined $32.3 million, or 29%.  The increase in net interest income resulted from the significant decline in market interest rates that occurred early in the fiscal year, leading to low interest rates being paid on the bank’s retail deposit accounts throughout the year. RJ Bank benefited as the rates on interest-earning assets declined at a much slower pace than rates paid on deposits. The provision for loan losses increased $114.6 million, or 209%, resulting from increased nonperforming loans and net loan charge-offs. The increased provisions offset the positive impact of the improvement in net interest income on pre-tax income.

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

Average total banking assets increased from $7.8 billion to $9.1 billion during the current fiscal year. However, due to reduced new loan production and paydowns on existing loans, total banking assets at September 30, 2009 decreased to $7.9 billion from $9.4 billion at September 30, 2008. Total banking assets are adjusted to exclude $3.2 billion and $1.9 billion, respectively, resulting from the year-end “gross-up” to meet a point-in-time regulatory asset composition requirement. Corporate loans as of year-end decreased from $4.6 billion to $4.3 billion, while retail and residential loans decreased from $2.6 billion to $2.4 billion. Correspondingly, deposit balances also declined, from $8.8 billion to $7.1 billion, excluding $2.3 billion of deposits at fiscal 2009 year-end retained to meet the point-in-time regulatory requirement.

The loan balances at RJ Bank nearly tripled over the three-year period since September 30, 2006. This rapid growth, in combination with the impact of the significant national economic downturn on the loan portfolio, gave rise to an attendant increase in the allowance for loan losses. In addition, a significant decline in commercial real estate values and an increase in the actual and projected loss experience on residential loans led to an increase in the provision for loan losses to $169.3 million compared to $54.7 million in the prior year. Net loan charge-offs for the year were $107.2 million compared to $13.6 million in the prior year. Corporate loan charge-offs increased $70.3 million due to losses of $30 million in the residential acquisition and development sector and the charge-off of two commercial real estate related credits totaling $40.1 million. RJ Bank’s remaining exposure to residential acquisition and development loans is very limited, representing $37 million of the loans outstanding at year-end. The ALL increased as a percentage of total loans from 1.23% to 2.23%. The ALL and nonperforming assets at September 30, 2009 reflect the results of the annual SNC review. RJ Bank’s loan portfolio does not include any subprime loans.

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

As of September 30, 2009, the unrealized loss on our available for sale securities portfolio was $97.8 million, compared to $89 million as of September 30, 2008. The unrealized loss was due to continued wide interest rate spreads across market sectors related to the continued uncertainty in the residential non-agency CMOs market. Certain securities were considered to be OTTI during the year because RJ Bank does not expect to recover the entire amortized cost basis, and therefore, an OTTI expense of $12.9 million was reflected in fiscal 2009 pre-tax income as compared to a $4.9 million OTTI charge in fiscal 2008.

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

The following table presents average balance data and operating interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the years indicated:

	Year Ended September 30,
	2010			2009			2008
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance(3)	Interest Inc./Exp	Average Yield/ Cost	Average Balance(3)	Interest Inc./Exp	Average Yield/ Cost
	($ in 000’s)
Interest-Earning Banking Assets:

Loans, Net of Unearned Income(1)
Commercial Loans	$ 674,913	$ 28,222	4.13%	$ 796,569	$ 32,180	3.99%	$ 653,604	$ 38,543	5.82%
Real Estate Construction Loans	64,893	1,042	1.58%	350,910	9,973	2.80%	243,184	13,130	5.33%
Commercial Real Estate Loans	3,477,630	126,367	3.58%	3,624,543	136,375	3.71%	2,942,556	167,560	5.62%
Residential Mortgage Loans	2,200,470	101,925	4.63%	2,705,667	141,251	5.22%	2,294,089	126,850	5.53%
Consumer Loans	21,921	432	1.97%	19,890	388	1.95%	10,702	477	4.46%
Total Loans, Net	$ 6,439,827	$ 257,988	3.97%	$ 7,497,579	$ 320,167	4.24%	$ 6,144,135	$346,560	5.59%

Reverse Repurchase Agreements	171,507	147	0.09%	565,055	1,321	0.23%	786,598	22,839	2.90%
Agency Mortgage Backed Securities	235,491	1,826	0.78%	278,315	3,802	1.37%	227,229	8,226	3.62%
Non-agency Collateralized Mortgage Obligations	293,565	16,020	5.46%	372,462	20,571	5.52%	418,533	23,474	5.61%
Money Market Funds, Cash and Cash Equivalents	546,703	1,780	0.33%	369,702	2,868	0.78%	184,126	5,195	3.94%
FHLB Stock and Other	102,387	565	0.55%	46,713	381	0.82%	19,266	829	4.30%
Total Interest-Earning Banking Assets	$ 7,789,480	$ 278,326	3.55%	$ 9,129,826	$ 349,110	3.80%	$ 7,779,887	$ 407,123	5.22%

Non-Interest-Earning Banking Assets:
Allowance for Loan Losses	(147,364)			(120,459)			(67,061)
Unrealized Loss on Available for Sale Securities	(71,476)			(133,800)			(39,847)
Other Assets	231,872			183,205			91,892
Total Non-Interest-Earning Banking Assets	13,032			(71,054)			(15,016)

Total Banking Assets	$ 7,802,512			$ 9,058,772			$ 7,764,871

Interest-Bearing Banking Liabilities:
Deposits:
Certificates of Deposit	$ 206,137	$ 6,563	3.18%	$ 212,358	$ 8,229	3.88%	$ 242,058	$ 10,780	4.45%
Money Market, Savings, and NOW Accounts(2)	6,676,400	9,490	0.14%	8,119,074	15,794	0.19%	6,895,785	174,252	2.53%
FHLB Advances and Other	74,925	2,708	3.57%	58,122	2,694	4.57%	141,339	6,505	4.60%

Total Interest-Bearing Banking Liabilities	$ 6,957,462	$ 18,761	0.27%	$ 8,389,554	$ 26,717	0.32%	$ 7,279,182	$ 191,537	2.63%

Non-Interest-Bearing Banking Liabilities	27,472			26,057			20,630

Total Banking Liabilities	6,984,934			8,415,611			7,299,812

Total Banking Shareholder’s Equity	817,578			643,161			465,059

Total Banking Liabilities and Shareholders’ Equity	$ 7,802,512			$ 9,058,772			$ 7,764,871

(continued on next page)

	Year Ended September 30,
	2010			2009			2008
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance(3)	Interest Inc./Exp	Average Yield/ Cost	Average Balance(3)	Interest Inc./Exp	Average Yield/ Cost
	($ in 000’s)
	(continued from previous page)
Excess of Interest-Earning Banking Assets Over Interest-Bearing Banking Liabilities/Net Operating Interest Income	$ 832,018	$ 259,565		$ 740,272	$ 322,393		$ 500,705	$ 215,586

Bank Net Interest::
Spread			3.28%			3.48%			2.59%
Margin (Net Yield on Interest-Earning Banking Assets)			3.31%			3.50%			2.76%
Ratio of Interest-Earning Banking Assets to Interest-Bearing Banking Liabilities			111.96%			108.82%			106.88%
Return On Average:
Total Banking Assets			0.90%			0.56%			0.91%
Total Banking Shareholder's Equity			8.64%			7.86%			15.18%
Average Equity to Average Total Banking Assets			10.48%			7.10%			5.99%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the years ended September 30, 2010, 2009, and 2008, was $35 million, $20.6 million, and $15.1 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)
During fiscal year 2010, RJ Bank revised its yield/cost calculations to exclude any fair value adjustments (now reflected as a Non-Interest-Earning Banking Asset) and to utilize contractual days versus 90-day quarters.  In addition, RJ Bank separated from Total Non-Interest-Earning Assets the average balance for Allowance for Loan Losses.  The average balance and yield/cost for certain assets as well as the Net Interest Spread, Net Interest Margin, Ratio of Interest-Earning Assets to Interest-Bearing Liabilities, and the Return on Total Banking Shareholder’s Equity presented for prior periods above were restated from the respective average balances and ratios previously reported.

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

	Year Ended September 30,
	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income:
Commercial Loans	$(4,915)	$957	$(3,958)	$8,431	$(14,794)	$(6,363)
Real Estate Construction Loans	(8,128)	(803)	(8,931)	5,817	(8,974)	(3,157)
Commercial Real Estate Loans	(5,528)	(4,480)	(10,008)	38,835	(70,020)	(31,185)
Residential Mortgage Loans	(26,374)	(12,952)	(39,326)	22,758	(8,357)	14,401
Consumer Loans	40	4	44	410	(499)	(89)
Reverse Repurchase Agreements	(919)	(255)	(1,174)	(6,432)	(15,086)	(21,518)
Agency Mortgage Backed Securities	(586)	(1,390)	(1,976)	1,848	(6,272)	(4,424)
Non-agency Collateralized Mortgage Obligations	(4,357)	(194)	(4,551)	(2,584)	(319)	(2,903)
Money Market Funds, Cash and Cash Equivalents	1,372	(2,460)	(1,088)	5,235	(7,562)	(2,327)
FHLB Stock and Other	454	(270)	184	1,181	(1,629)	(448)
Total Interest-Earning Banking Assets	$(48,941)	$(21,843)	$(70,784)	$75,499	$(133,512)	$(58,013)

Interest Expense
Interest-Bearing Banking Liabilities:
Deposits:
Certificates Of Deposit	$(241)	$(1,425)	$(1,666)	$(1,323)	$(1,228)	$(2,551)
Money Market, Savings and
NOW Accounts	(2,806)	(3,498)	(6,304)	30,912	(189,370)	(158,458)
FHLB Advances and Other	779	(765)	14	(3,830)	19	(3,811)
Total Interest-Bearing Banking Liabilities	(2,268)	(5,688)	(7,956)	25,759	(190,579)	(164,820)

Change in Net Operating Interest Income	$(46,673)	$(16,155)	$(62,828)	$49,740	$57, 067	$106,807

Results of Operations – Emerging Markets

	Year Ended September 30,
	2010	% Change	2009	% Change	2008
	($ in 000's)
Revenues:
Securities Commissions and
Investment Banking Fees	$7,001	(2%)	$7,162	(78%)	$32,292
Investment Advisory Fees	4,213	211%	1,355	(59%)	3,326
Interest Income	337	(77%)	1,456	(63%)	3,987
Trading Profits	4,657	3%	4,531	341%	1,027
Other	431	11%	387	(60%)	975
Total Revenues	16,639	12%	14,891	(64%)	41,607

Interest Expense	244	(42%)	421	(66%)	1,235
Net Revenues	16,395	13%	14,470	(64%)	40,372

Non-Interest Expenses:
Compensation Expense	15,077	5%	14,381	(44%)	25,860
Other Expense	7,699	6%	7,296	(60%)	18,064
Total Non-Interest Expenses	22,776	5%	21,677	(51%)	43,924

Loss Before Taxes and Including Noncontrolling Interests	(6,381)	11%	(7,207)	(103%)	(3,552)
Noncontrolling Interests	(935)		(2,321)		(126)
Pre-tax Loss Excluding Noncontrolling Interests	$(5,446)	(11%)	$(4,886)	(43%)	$(3,426)

Year ended September 30, 2010 Compared with the Year ended September 30, 2009 – Emerging Markets

Emerging markets in fiscal 2010 consists of the results of our joint ventures in Latin America, including Argentina, Uruguay and Brazil.  Net results in the emerging markets segment declined $560,000, or 11%, as compared to the prior year.  The operating results of the segment before allocation between us and our joint venture partners improved $826,000 as compared to the prior year.  Investment advisory fees increased $2.9 million as our Argentine asset management venture continues to grow its assets under management, these assets increased 153% as compared to the prior year.  Net interest income decreased $942,000 and non-interest expenses increased $1.1 million, primarily resulting from higher compensation expenses arising from the increase in fee income.

Offsetting this net improvement in overall operating results was a $1.4 million increase in the amount of losses attributable to our ownership interest.

Year ended September 30, 2009 Compared with the Year ended September 30, 2008 – Emerging Markets

Emerging markets in fiscal 2009 consists of the results of our joint ventures in Latin America, including Argentina, Uruguay and Brazil. The global economic slowdown and credit crisis continued to significantly impact emerging markets in all business lines. The results in the emerging market segment declined to a $4.9 million loss from a $3.4 million loss in the prior year. This decline was a result of a $25 million, or 78%, decline in commission revenues which was almost entirely offset by a $3.5 million increase in trading profits and a $22 million decline in non-interest expenses. Our minority interest partners shared in $2.3 million of the fiscal 2009 loss before taxes. In December 2008, our joint venture in Turkey ceased operations and subsequently filed for protection under Turkish bankruptcy laws. We have fully reserved for our equity interest in this joint venture.

Results of Operations – Stock Loan/Borrow

	Year Ended September 30,
	2010	% Change	2009	% Change	2008
	($ in 000's)
Interest Income and Expense
Interest Income	$8,448	(18%)	$10,269	(72%)	$36,843
Interest Expense	3,530	(8%)	3,838	(86%)	26,552
Net Interest Income	4,918	(24%)	6,431	(38%)	10,291

Other Income	389	100%	-	-%	-
Net Revenues	5,307	(17%)	6,431	(38%)	10,291

Non-Interest Expenses	2,586	(7%)	2,780	(15%)	3,257
Pre-tax Income	$2,721	(25%)	$3,651	(48%)	$7,034

Year ended September 30, 2010 Compared with the Year ended September 30, 2009 – Stock Loan/Borrow

The net results in the stock loan/stock borrow segment decreased $930,000, or 25%, as compared to the prior year.   Stock loan revenues declined 14%, with net revenues declining 17% as compared to the prior year.  In the matched book business, both gross interest revenue and expense declined due to decreasing average balances which were partially offset by improved margins.  The decrease in matched book activity results from reduced transaction volumes.  In the box loan/box borrow business, lending from the box increased significantly, however the margin realized from this activity was also significantly less than the prior year.  The decrease in the margin resulted primarily from the change in the mix of securities that were loaned this fiscal year as compared to the prior year.

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

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Propriety Capital segment for the years indicated:

	Year Ended September 30,
	2010	% Change	2009	% Change	2008
	($ in 000's)
Revenues:
Interest(1)	$1,953	1029%	$173	(89%)	$1,526
Investment Advisory Fees	1,100	9%	1,013	35%	749
Other	13,976	21%	11,556	(44%)	20,594
Total Revenues	17,029	34%	12,742	(44%)	22,869

Expenses
Compensation Expense	1,785	(12%)	2,037	(45%)	3,682
Other Expenses	2,051	28%	1,603	(46%)	2,974
Total Expenses	3,836	5%	3,640	(45%)	6,656

Income Before Taxes and Including Noncontrolling Interests	13,193	45%	9,102	(44%)	16,213
Noncontrolling Interests	11,465	42%	8,067	(9%)	8,852
Pre-tax Income Excluding Noncontrolling Interests	$1,728	67%	$1,035	(86%)	$7,361

(1)	Includes dividends received.

Proprietary capital segment results are substantially determined by the valuations within Raymond James Capital Partners, L.P. (“Capital Partners”), the EIF Funds, and the valuations of our direct merchant banking investments and our investments in third-party private equity funds.  As of September 30, 2010, our merchant banking investments, at fair value, include a $22 million investment in a manufacturer of crime investigation and forensic supplies, a $17 million investment in an event photography business, and a $17 million indirect investment (through Capital Partners) in an allergy immunotherapy testing and treatment supply company.

Year ended September 30, 2010 Compared with the Year ended September 30, 2009 – Proprietary Capital

Pre-tax income generated by this segment increased $693,000, or 67%, as compared to the prior year.  This net increase is a result of the increase in the value of our investments coupled with the increase in dividends received during the year, a combined $4.3 million in additional revenue over the prior year.  Our expenses were well controlled and approximated the prior year level.  The portion of the increases in the value of the investments and the interest and dividends received, as described above, that are attributable to other investors and are therefore not ours, increased by $3.4 million.

The results for fiscal 2010 include a $10.8 million increase in the value of our Capital Partners portfolio and $1.5 million in dividends received on these investments.  Our third-party private equity fund investments and the EIF Funds portfolio increased in value by $3.7 million.  Partially offsetting these increases was a $600,000 decrease in the value of our direct merchant banking investments.  Since we do not own 100% of all of these investments, $11.5 million of the increases described above are attributable to other investors and are included within noncontrolling interests.

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

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	Year Ended September 30,
	2010	% Change	2009	% Change	2008
	($ in 000's)
Revenues:
Interest Income	$6,269	(17%)	$7,597	(67%)	$22,824
Other	1,787	NM	(444)	71%	(1,522)
Total Revenues	8,056	13%	7,153	(66%)	21,302

Interest Expense	26,113	462%	4,647	(68%)	14,424
Net Revenues	(18,057)	NM	2,506	(64%)	6,878

Other Expense	22,734	2%	22,308	(16%)	26,549
Pre-tax Loss	$(40,791)	(106%)	$(19,802)	(1%)	$(19,671)

Year ended September 30, 2010 Compared with the Year ended September 30, 2009 - Other

Pre-tax loss arising from this segment increased $21 million, or 106%, for the year as compared to the prior year.  This decrease was driven by the interest expense on our senior debt issued in August, 2009.  Annual interest expense on this debt is $26 million.  The increase over the prior year is because the prior year included approximately two months of this interest expense, as compared to a full year of interest expense in fiscal 2010.  Total revenues increased by approximately $900,000, or 13%, as compared to the prior year primarily due to a $3.4 million increase in the value of certain investments.  This increase was partially offset by a decrease in interest earnings on cash of $1.3 million, and $1.7 million fewer proceeds from company-owned life insurance which is held as a funding vehicle for non-qualified deferred compensation programs.

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

Liquidity and Capital Resources

Liquidity is essential to our business.  The primary goal of our liquidity management activities is to ensure adequate funding to conduct our business over a range of market environments.

Senior management establishes our liquidity and capital policies. These policies include senior management’s review of short- and long-term cash flow forecasts, review of monthly capital expenditures, the monitoring of the availability of alternative sources of financing, and the daily monitoring of liquidity in our significant subsidiaries. Our decisions on the allocation of capital to our business units consider, among other factors, projected profitability and cash flow, risk and impact on future liquidity needs. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition, liquidity and capital structure as well as maintains our relationships with various lenders. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity.

During 2008, the unprecedented volatility of the financial markets, accompanied by a then severe deterioration of economic conditions worldwide, had a pronounced adverse effect on the availability of credit through traditional sources. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders reduced and, in some cases, ceased to provide funding to the financial services industry.  These conditions have improved and as of September 30, 2010, we had four committed domestic financing facilities available for borrowing in the aggregate amount of $360 million.   See the Borrowings and Financing Arrangements section below for additional information.

Liquidity is provided primarily through our business operations and financing activities.  Financing activities could include bank borrowings, repurchase agreement transactions or additional capital raising activities under the “universal” shelf registration filed with the SEC in May 2009, which is still effective and could facilitate such purposes.

Cash used in operating activities during the fiscal year ended September 30, 2010 was approximately $1 billion. Operating cash use resulted primarily from the increase in assets segregated pursuant to regulations and other segregated assets.  These assets increased as a result of the transactions associated with meeting the point-in-time regulatory balance sheet composition requirements related to qualifying as a thrift institution (for more information regarding these point-in-time transactions, see Note 12 of the Notes to the Consolidated Financial Statements).  Increases in operating cash from net earnings as adjusted for non-cash operating items, and net increases in stock loan liabilities (net of stock borrows), were offset by the use of operating cash reflected by increases in brokerage client and other receivables, trading instruments, and a decrease in brokerage client payables.

Investing activities provided $2.4 billion, which was primarily due to a decrease in securities purchased under agreements to resell at RJ Bank, a decrease in net loans at RJ Bank, and the maturations and repayments of our available for sale securities.

Financing activities used $712 million, predominantly the result of a decrease in bank deposits which were partially offset by net proceeds from borrowed funds. These financing activities arose primarily from the transactions associated with the point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at September 30, 2010 and 2009 (for more information regarding these point-in-time transactions, see Note 12 of the Notes to the Consolidated Financial Statements).

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.  Refer to the discussion of the potential impact on our liquidity arising from any future agreement to repurchase all or part of the ARS held by our clients in Part I – Item 3: Legal Proceedings, within this Form 10-K.

Sources of Liquidity

In addition to the $287 million cash balance at the parent company on September 30, 2010 (see Note 26 of the Notes to the Consolidated Financial Statements), we have various potential sources of liquidity as set forth below.

Liquidity Available from Subsidiaries

Our two principal domestic broker-dealer subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At September 30, 2010, both of these brokerage subsidiaries exceeded their minimum regulatory and, in the case of RJ&A, its covenant net capital requirements. At that date, RJ&A had excess net capital of $224 million, of which approximately $35 million is available for dividend (after taking into account regulatory and covenant restrictions) while still maintaining its net capital at 15% of aggregate debit items, its current internal and informal policy.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval.  Immediately following year-end, RJ&A withdrew its deposit at RJ Bank (see discussion of the RJ Bank point-in-time requirements in Note 22 of the Notes to the Consolidated Financial Statements) and as a result, RJ&A’s excess net capital increased to approximately $324 million with approximately $135 million available for dividend while still maintaining our internal target level of 15% of aggregate debit items.

Subject to 30-day notification and approval by the OTS, RJ Bank may pay dividends to the parent company as long as RJ Bank maintains its “well capitalized” status under bank regulatory capital guidelines. RJ Bank had approximately $74 million of capital in excess of the amount it would need as of September 30, 2010 to maintain a total capital to risk-weighted assets ratio of 12%, its current policy.  During October, 2010, RJ Bank repaid borrowings from the FHLB and redirected certain RJBDP balances to other banks resulting in RJ Bank’s capital in excess of what is needed to maintain a total capital to risk-weighted asset ratio of 12%, increasing to approximately $149 million.  In November 2010, RJ Bank made a dividend payment of $75 million to RJF which reduced its capital available to dividend.  RJ Bank still maintains an amount well in excess of its 12% policy level.  See further discussion of RJ Bank’s ability to pay dividends in Note 22 of the Notes to the Consolidated Financial Statements.

Liquidity available to us from our subsidiaries, other than our broker-dealer subsidiaries and RJ Bank, is not limited by regulatory requirements, but is relatively insignificant.

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third-party lenders as of September 30, 2010:

	Committed Unsecured	Committed Secured	Uncommitted Secured	Uncommitted Unsecured	Total Financing Arrangements
	(in 000’s)

RJ&A (with third-party lenders)	$-	$350,000	$185,100	$250,000	$785,100
RJ Bank	10,000	-	-	-	10,000
Total	$10,000	$350,000	$185,100	$250,000	$795,100

As of September 30, 2010, we had four 364-day committed and several uncommitted financing arrangements denominated in U.S. dollars and one uncommitted line of credit denominated in Canadian dollars (“CDN”). At September 30, 2010, the aggregate domestic facilities were $795.1 million and the Canadian line of credit maintained by RJ Ltd. was CDN $20 million.  Outstanding borrowings on the domestic uncommitted facilities were $112 million as of September 30, 2010.  Lenders are under no obligation to lend to us under uncommitted credit facilities.  Committed facilities provided by commercial banks in the name of RJ&A include a $100 million bilateral repurchase agreement, a $150 million tri-party repurchase agreement and a $100 million secured line of credit. The required market value of the collateral associated with these facilities ranges from 102% to 133%.

The interest rates for all of our U. S. and Canadian financing facilities are variable and are based on the Fed Funds rate, LIBOR, or Canadian prime rate, as applicable. Unlike committed credit facilities, uncommitted lenders are not subject to any formula determining the interest rates they may charge on a loan. For the fiscal year ended September 30, 2010, interest rates on the utilized financing facilities ranged from 0.39% to 2.75% (on a 360 days per year basis). For the fiscal year ended September 30, 2009, those interest rates ranged from 0.58% to 5.00%.

RJ Bank had a $10 million committed unsecured line of credit of which none was outstanding as of September 30, 2010. This unsecured line of credit is provided by a commercial bank for the sole purpose of purchasing Fed Funds to meet short-term and unexpected funding needs.  Subsequent to September 30, 2010, RJ Bank elected to cancel this line of credit.

RJ Bank had $2.45 billion in FHLB advances outstanding at September 30, 2010, comprised of several short-term fixed-rate advances and one overnight advance.  The overnight advance of $2.4 billion was made to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution.  Due to this overnight advance, RJ Bank had less than $100,000 in immediate credit available from the FHLB on September 30, 2010 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB. Following the repayment of the $2.4 billion overnight advance on October 1, 2010, RJ Bank had $1.1 billion in immediate credit available from the FHLB and total available credit of 40% of total assets with the pledging of additional collateral to the FHLB. See Note 12 of the Notes to Consolidated Financial Statements for more information.  At September 30, 2010, all of the FHLB advances outstanding were secured by a blanket lien on RJ Bank’s residential loan portfolio, cash deposits, and agency Mortgage-Backed Securities (“MBS”) available for sale.

RJ Bank is eligible to participate in the FRB’s discount-window program, however, RJ Bank does not view borrowings from the FRB as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the FRB.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13.5 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of September 30, 2010.  For the fiscal year ended September 30, 2010, the interest rate associated with these lines of credit ranged from 4.25% to 17% (on a 360 days per year basis).  For the year ended September 30, 2009, those interest rates ranged from 4% to 18%.

From time to time we purchase short-term securities under agreements to resell (“reverse repurchase agreements”) and sell securities under agreements to repurchase (“repurchase agreements”). We account for each of these types of transactions as collateralized financings.  At September 30, 2010, there were collateralized financings outstanding in the amount of $233.3 million which are included in Securities Sold Under Agreements to Repurchase on the Consolidated Statements of Financial Condition. Such financings are collateralized by non-customer, RJ&A-owned securities.  The average daily balance outstanding during the five most recent successive quarters and the period ended balances at each respective period end for repurchase agreements and reverse repurchase agreements are as follows:

	Repurchase Transactions		Reverse Repurchase Transactions
For the Quarter Ended:	Average Daily Balance Outstanding	End of Period Balance Outstanding	Average Daily Balance Outstanding	End of Period Balance Outstanding
	(in 000’s)

September 30, 2010	$158,489	$233,346	$326,927	$344,652
June 30, 2010	111,155	143,163	359,470	291,428
March 31, 2010	12,720	73,650	332,867	379,538
December 31, 2009	19,495	22,733	1,004,552	352,268
September 30, 2009(1)	99,515	102,758	783,416	2,306,186

(1)
The $2.3 billion end of period balance in reverse repurchase transactions as of September 30, 2009 was approximately $1.5 billion higher than the $783 million average daily balance outstanding during that quarter primarily as a result of RJ Bank investing $2 billion in reverse repurchase agreements as a component of its meeting the qualified thrift lender test as of September 30, 2009.  Refer to Note 22 of the Notes to the Consolidated Financial Statements for further discussion of this point-in-time test.

At September 30, 2010 and September 30, 2009, we had other debt of $356 million and $359 million, respectively. The balance at September 30, 2010 is comprised of a $56 million balance outstanding on our mortgage loan for our home-office complex and $300 million outstanding on our senior notes due August 2019.  Interest on these senior notes is payable semi-annually. These senior notes may be redeemed in whole by us at any time, or in part from time to time prior to the maturity date, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 50 basis points, plus accrued and unpaid interest thereon to the redemption date.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard and Poor’s	BBB	Negative
Moody’s Investor Service	Baa2	Stable

The Standard and Poor’s rating and outlook were unchanged in their latest report dated January 19, 2010. The Moody’s Investor Service rating and outlook are from their October, 2010 report, which reflected no change in the rating and an improved outlook as compared to their previous report. We believe our current long-term debt ratings depend upon a number of factors including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings.  The rating agencies also have announced that they are reviewing ratings following the passage of the Dodd-Frank Act.  Any rating downgrades could increase our costs in the event we were to pursue obtaining additional financing.

Other Sources of Liquidity

We own a significant number of life insurance policies utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. We are able to borrow up to 90% of the cash surrender value of certain of these policies.  The policies which we could readily borrow against have a cash surrender value of $98 million as of September 30, 2010.  The recorded value of all policies is $141 million as of September 30, 2010. There are no borrowings outstanding against any of these policies as of September 30, 2010.

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

Statement of Financial Condition Analysis

The assets on our statement of financial condition consist primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), financial instruments, receivables including bank loans and other assets. A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business. Total assets of $17.9 billion at September 30, 2010 were approximately 2% lower than total assets as of September 30, 2009. While assets segregated pursuant to regulations and other segregated assets increased significantly as compared to the prior year-end, these increases were offset by the decrease in securities purchased under agreements to resell and other collateralized financings and net bank loans.

Our liabilities are comprised primarily of deposits at RJ Bank and brokerage client payables of our broker-dealer subsidiaries, as well as various borrowings.  As of September 30, 2010, our liabilities of $15.3 billion were approximately 4% lower than the prior year end.  Decreases in RJ Bank deposit liabilities were partially offset by an increase in borrowings.  The increase in borrowings results primarily from borrowings related to the point-in-time regulatory balance sheet composition requirements related to RJ Bank qualifying as a thrift institution (See Notes 12 and 22 of our Notes to Consolidated Financial Statements for more information regarding these point-in-time requirements).

Contractual Obligations, Commitments and Contingencies

We have contractual obligations to make future payments in connection with our short- and long-term debt, non-cancelable lease agreements, partnership and Limited Liability Company investments, commitments to extend credit, underwriting commitments and a naming rights agreement. The following table sets forth these contractual obligations by fiscal year:

	Total	2011	2012	2013	2014	2015	Thereafter
	(in 000’s)

Long-Term Debt(1)	$355,964	$3,255	$3,445	$3,647	$3,860	$4,086	$337,671
Variable Interest Entities’ Loans(2)	76,464	12,804	13,090	13,547	13,549	11,606	11,868
Short-Term Debt(1)	2,557,000	2,557,000	-	-	-	-	-
Operating Leases	211,915	44,406	39,532	34,010	24,314	19,436	50,217
Investments – Private Equity Partnerships	39,028	39,028	-	-	-	-	-
Certificates of Deposit(3)	217,576	74,500	22,830	30,705	23,413	66,128	-
Commitments to Extend Credit – RJ Bank(4)	2,051,448	2,051,448	-	-	-	-	-
RJ Bank Loans Purchased, Not Yet Settled	30,475	30,475	-	-	-	-	-
Commitments to Real Estate Entities	3,492	3,492	-	-	-	-	-
Underwriting Commitments	24,312	24,312	-	-	-	-	-
Naming Rights for Raymond James Stadium	20,250	3,545	3,687	3,835	3,988	4,148	1,047
Loans and Commitments to Financial Advisors	12,067	8,798	2,510	759	-	-	-
Total	$5,599,991	$4,853,063	$85,094	$86,503	$69,124	$105,404	$400,803

(1)	See Notes 12 and 14 of the Notes to the Consolidated Financial Statements for additional information.

(2)	Loans which are non-recourse to us. See Note 13 of the Notes to the Consolidated Financial Statements for additional information.

(3)	See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

(4)	See Note 23 of the Notes to the Consolidated Financial Statements for additional information.

See Note 17 of the Notes to the Consolidated Financial Statements for further information on our commitments and contingencies.

Our Board of Directors has approved up to $200 million in short-term special situations and bridge investments, primarily related to investment banking transactions. As of September 30, 2010, we did not have any such investments. The Board of Directors has approved the use of up to $75 million for investment in proprietary merchant banking opportunities. As of September 30, 2010, we have invested approximately $34.9 million. The use of this capital is subject to availability of funds.  These activities may be impacted by regulations resulting from the Dodd-Frank Act.  However, since the regulations have yet to be written, any impact is uncertain.

We are authorized by the Board of Directors to repurchase our common stock for general corporate purposes. There is no formal stock repurchase plan at this time. Since May, 2004, our Board of Directors has authorized $150 million for repurchases at the discretion of our Board’s Share Repurchase Committee. As of September 30, 2010 the unused portion of this authorization was $61.9 million.

We are the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental”). Our ability to realize our expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, we would suffer a loss of some or all of our investment. The value of our leveraged lease with Continental is approximately $7.8 million, which is included in Other Assets on our Consolidated Statements of Financial Condition, as of September 30, 2010. Our equity investment represented 20% of the aggregate purchase price; the remaining 80% was funded by public debt issued in the form of equipment trust certificates. The residual value of the aircraft at the end of the lease term of approximately 17 years is projected to be 15% of the original cost. This lease expires in May 2014. Although Continental remains current on its lease payments to us, the inability of Continental to make its lease payments, or the termination or modification of the lease through a bankruptcy proceeding, could result in the write-down of our investment and the acceleration of certain income tax payments. We continue to monitor this lessee for specific events or circumstances that would increase the likelihood of a default on Continental’s obligations under this lease.

In the normal course of business, certain subsidiaries of ours act as general partner and may be contingently liable for activities of various limited partnerships. These partnerships engage primarily in real estate activities. In our opinion, such liabilities, if any, for the obligations of the partnerships will not in the aggregate have a material adverse effect on our consolidated financial position.

RJ&A and RJFS have been subject to ongoing investigations, with which they have been cooperating fully, by the SEC, the New York Attorney General’s Office and Florida’s Office of Financial Regulation, in connection with their sale of ARS. ARS are long-term debt and equity instruments whose interest/dividend rates are reset by periodic (typically weekly or monthly) auctions. The auctions also provided liquidity to ARS holders. Those auctions began failing in February 2008, resulting in holders being unable to liquidate investments they believed to be readily saleable for cash at par.  We have been in discussions with the regulatory authorities in an effort to resolve the investigations.  If we were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or a significant portion of these ARS from certain clients, we would have to have sufficient regulatory capital and cash or borrowing power to do so, and at present we do not have such capacity. Because we believe we have meritorious defenses and do not have sufficient regulatory capital, cash or borrowing capacity to repurchase all or a significant portion of the remaining ARS held by our clients, any action to compel repurchasing ARS would likely be vigorously contested by us.  See Item 3, “Legal Proceedings,” for additional discussion of ARS and the potential implications of our current liquidity position on our ability to resolve these matters.

Regulatory

Our broker-dealer subsidiaries are subject to requirements of the SEC in the United States and the IIROC in Canada relating to liquidity and capital standards. Our domestic broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJ&A, a member firm of FINRA, is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJ&A, RJFS, EFD and Raymond James (USA) Ltd. have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. RJ&A, RJFS, EFD and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of September 30, 2010.

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IIROC) and the Early Warning System (By-Law No. 30 of the IIROC). The Minimum Capital Rule requires that every member shall have and maintain at all times Risk Adjusted Capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IIROC may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IIROC. The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 during fiscal 2010 or 2009.

RJ Bank is subject to various regulatory and capital requirements administered by the federal banking agencies. See Item 1, Business-“Regulation”, for a discussion of the regulatory environment in which RJ Bank operates, and see Note 22 of the Notes to Consolidated Financial Statements for further information regarding RJ Bank’s capital.  Management believes that RJ Bank meets all capital adequacy requirements to which it is subject as of September 30, 2010.

Our intention, as previously stated in prior years, for RJ Bank to become a commercial bank thereby enabling it to have a majority of its loan portfolio composed of corporate loans secured by other corporate assets and commercial real estate loans, remains unchanged. If RJ Bank were to remain a thrift, its business mix would be required to be oriented to loans related to residential real estate and other qualifying thrift assets.

The recently enacted Dodd-Frank Act has the potential to impact certain of our current business operations, including but not limited to its impact on RJ Bank which is discussed in Item 1, Business-“Regulation”.  Because of the nature of our business and our business practices, we do not expect the Dodd-Frank Act to have a significant impact on our operations as a whole. However, because many of the implementing regulations will result from further studies and are yet to be written by various regulatory agencies, the specific impact on each of our businesses is uncertain.

See Note 22 of the Notes to the Consolidated Financial Statements for further information on regulatory and capital requirements.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with GAAP.  For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. We believe that of our significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of our operations and our financial position.

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

We measure the fair value of our financial instruments in accordance with GAAP, which defines fair value, establishes a framework that we use to measure fair value and provides for certain disclosures we provide about our fair value measurements included in our financial statements. Refer to Notes 3 and 4 in our Notes to Consolidated Financial Statements for these disclosures.

Fair value is defined by GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date. We determine the fair values of our financial instruments and any other assets and liabilities required by GAAP to be recognized at fair value in the financial statements as of the close of business at each financial statement reporting period. Effective for the fiscal year ended September 30, 2010, these fair value determination processes also apply to any of our impairment tests or assessments performed for nonfinancial instruments such as goodwill, certain real estate owned and other long-lived assets.

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

Level 2—Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e. prices for similar instruments). Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities consisting of collateral loan obligation securities, certain mortgage-backed securities and most derivative instruments.

Level 3—Financial instruments reported in Level 3 have little, if any, market activity and are measured using our best estimate of fair value, where significant inputs into the determination of fair value are unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include equity securities with unobservable inputs such as those investments made in our proprietary capital segment, certain non-agency collateralized mortgage obligations (“CMOs”), certain non-agency asset-backed securities (“ABS”) and certain municipal and corporate obligations which include certain auction rate securities.

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

Valuation Techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, ABS and certain collateralized debt obligations, to be inactive as of September 30, 2010. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including a lack of price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

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

Derivatives

We enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or for our own account. In addition, to mitigate interest rate risk should there be a significantly rising rate environment, RJ Bank may purchase interest rate caps. See Note 15 of the Notes to the Consolidated Financial Statements for more information.  RJ Bank also enters into commitments to sell originated, fixed-rate mortgage loans as well as commitments to sell Small Business Administration (“SBA”) loans.

Fair values for derivative contracts are obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivative contracts are typically classified within Level 2 of the fair value hierarchy. We utilize values obtained from third-party counterparty derivatives dealers to corroborate the output of our internal pricing models.  The fair value of any cash collateral exchanged as part of the interest rate swap contract is netted, by-counterparty, against the fair value of the derivative instrument.

Available for Sale Securities

Available for sale securities are comprised primarily of CMOs and other residential mortgage-related debt securities. These securities are generally held by RJ Bank. Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses, net of deferred taxes, reported in shareholders' equity as a component of accumulated other comprehensive income (“AOCI”) unless the loss is considered to be other-than-temporary, in which case the related credit loss portion is recognized as a loss in other revenue.

The fair value of agency and senior non-agency securities is determined by obtaining third-party pricing service bid quotations and third-party broker-dealer quotes. Third-party pricing service bid quotations are based on current market data. The third-party pricing service provides comparable price evaluations utilizing available market data for similar securities.  The market data the third-party pricing service utilizes for these price evaluations includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience. In order to validate that the pricing information used by the third-party pricing service is observable, we request, on a quarterly basis, market data available for a sample of senior securities and compare this data to that which we observed in our independent accumulation of market information.  Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

For senior non-agency securities where a significant difference exists between the third-party pricing service bid quotation and the third-party broker-dealer quote, we utilize a discounted cash flow analysis to determine which third-party price quote is most representative of fair value under the current market conditions. There were three instances at September 30, 2010 where there was a significant price difference as described above.  Our discounted cash flow analysis indicated the third-party broker-dealer quote was more representative for two of the three securities and accordingly, we utilized the third-party broker-dealer quote to value the securities.  The fair values for the remaining 23 of 25 senior non-agency securities were based on the respective third-party pricing service bid quotation.  Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

For the subordinated non-agency securities, we estimate fair value by utilizing discounted cash flow analyses, using observable market data where available as well as our own unobservable inputs. The unobservable inputs utilized in these valuation techniques reflect our own supposition about the assumptions that market participants would use in pricing a security, including those about future delinquencies, loss severities, defaults, prepayments and discount rates. Securities valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

For securities in an unrealized loss position at the reporting period end, we make an assessment whether these securities are impaired on an other-than-temporary basis. In order to evaluate our risk exposure and any potential impairment of these securities, on at least a quarterly basis, we review the characteristics of each security owned such as collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses and collateral coverage. The following factors are considered to determine whether an impairment is other-than-temporary: our intention to sell the security, our assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that we will recover the amortized cost basis of a security in full outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry, forecasted performance of the security, and any changes to the rating of the security by a rating agency. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded net of deferred taxes in shareholders’ equity as a component of AOCI. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. The previous amortized cost basis of the security less the other-than-temporary impairment recognized in earnings establishes the new cost basis for the security.

We estimate the portion of loss attributable to credit using a discounted cash flow model. Our discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis.  These assumptions are subject to change depending on a number of factors such as economic conditions, changes in home prices, and delinquency and foreclosure statistics, among others.  Events that may trigger material declines in fair values for these securities in the future would include but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

Private Equity Investments

Private equity investments, held primarily by our Proprietary Capital segment, consist of various direct and third-party private equity and merchant banking investments. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets.  As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

Direct private equity investments are valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third-parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued based on the financial statements of the partnerships. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

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

Level 3 Assets and Liabilities

Level 3 assets were $175.5 million and $162.9 million as of September 30, 2010 and 2009, respectively, and represented 13.1% and 13.2% of total assets measured at fair value as of September 30, 2010 and 2009, respectively. Our investments in private equity comprise $161.2 million, or 92%, of those Level 3 assets as of September 30, 2010.  Our investments in private equity comprised $142.7 million, or 88%, of Level 3 assets as of September 30, 2009.  These Level 3 assets represent 6.8% and 7.3% of total equity as of September 30, 2010 and 2009, respectively.

Financial instruments which are liabilities categorized as Level 3 amount to less than $100,000 as of both September 30, 2010 and 2009, and represent less than 1% of both total liabilities, and total equity, measured as of the end of each reporting period.

Goodwill

Goodwill involves the application of significant management judgment.  Of our total goodwill of $63 million, $30 million arose from our acquisition of Roney & Co. (now part of RJ&A) which occurred during fiscal year 1999, and $33 million arose from our acquisition of Goepel McDermid, Inc. (now RJ Ltd.) which occurred during fiscal year 2001.  This goodwill was allocated to the reporting units; $46 million is included in the PCG segment and $17 million is included in the Capital Markets segment. We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the equity of a reporting unit below its carrying value.  This impairment testing involves assigning tangible assets and liabilities, identified intangible assets and goodwill to the reporting units and comparing the fair value of the equity of each reporting unit to its carrying value.

In our determination of each reporting units’ fair value of equity, we use a combination of the income approach and the market approach. Under the income approach, we use discounted cash flow models applied to each respective reporting unit. Under the market approach, we calculate an estimated fair value based on a combination of the multiples of earnings of guideline companies in the brokerage and capital markets industry that are publicly traded on organized exchanges, and the book value of comparable transactions. The estimated fair value of the equity of the reporting unit resulting from each of these valuation approaches is dependent upon a number of significant management assumptions. The valuation result from the income approach is dependent upon estimates of future business unit revenues and costs, such estimates are subject to critical assumptions regarding the nature and health of financial markets in future years as well as the discount rate to apply to the projected future cash flows. The valuation result from the market approach is dependent upon the selection of the comparable guideline companies and transactions and the earnings multiple applied to each respective reporting units’ projected earnings. Finally, significant management judgment is applied in determining the weight assigned to the outcome of the market approach and the income approach, which results in one single estimate of the fair value of the equity of the reporting unit.

During fiscal year 2010, we updated our income approach and market approach valuation models as of December 31, 2009 for the PCG and Capital Markets reporting units which have an allocation of goodwill. Based upon all of the above, we concluded that the goodwill allocated to our reporting units was not impaired at December 31, 2009. Further, our valuation estimates for each of those reporting units indicated that the fair values of their equity were substantially in excess of their book carrying values, which include the allocated goodwill. No events have occurred since the completion of that analysis that would cause us to update the annual impairment testing we performed as of December 31, 2009.

We will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not have resulted in a reduction of the fair value of a reporting unit to an amount less than its carrying amount.

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

Loss Provisions arising from Legal Proceedings

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

Loss Provisions arising from Operations of our Broker-Dealers

We offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes.  These loans are generally repaid over a five to eight year period with interest recognized as earned.  Additionally, there are no fees or costs associated with these loans.  We assess future recoverability of these loans through analysis of individual financial advisor production or other performance standards.  In the event that the financial advisor becomes no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us.  In determining the allowance for doubtful accounts from former employees or independent contractors, management considers a number of factors including; any amounts due at termination, the reasons for the terminated relationship, the former financial advisor’s overall financial position, and our historical collection experience.  When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balances of such loans are written-off and the corresponding allowance is reduced.

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

Loan Loss Provisions arising from Operations of RJ Bank

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

RJ Bank’s loan grading process provides specific and detailed risk measurement across the loan portfolio. The factors taken into consideration when assigning the allowance percentage to each allowance category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, updated loan-to-value (“LTV”) ratios, lending policies, local, regional, and national economic conditions; concentrations of credit risk, past loss history, SNC reviews and examination results from regulatory agencies. In addition, we provide for potential losses inherent in RJ Bank’s unfunded lending commitments using the criteria above, further adjusted for an estimated probability of funding.

For individual loans identified as impaired, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient,  RJ Bank measures impairment based on the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent.  Impaired loans include certain nonaccrual loans, nonaccrual residential real estate loans for which a specific allowance has been assigned, and both residential and corporate loans which have been modified in troubled debt restructurings.  After consideration of the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the allowance deemed to be a confirmed loss, if any, is charged-off.

As part of the ongoing evaluation process, charge-offs are considered on residential mortgage loans once the loans are delinquent 90 days or more and generally are taken before the loan is 120 days past due. A charge-off is taken against the allowance for the difference between the loan amount and the amount that we estimate will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell. RJ Bank predominantly uses broker price opinions (“BPO”) for these valuations as access to the property is restricted during the collection and foreclosure process and there is insufficient data available for a full appraisal to be performed. BPOs contain relevant and timely sale comparisons and listings in the marketplace, and therefore, we have found these BPOs to be good determinants of market value in lieu of appraisals and  more reliable than an automated valuation tool or the use of tax assessed values. A full appraisal is obtained post-foreclosure. RJ Bank takes further charge-offs against the owned asset if an appraisal has a lower valuation than the original BPO. If a loan remains in pre-foreclosure status for more than six months, an updated valuation is obtained and further charge-offs are taken if necessary. In addition, these loans are reviewed in a monthly delinquency meeting jointly administered by our retail banking and credit risk managers.

For collateral dependent corporate loans secured by real estate, the amount of the allowance considered a confirmed loss and charged-off is generally equal to the difference between the recorded investment in the loan and the appraised value less estimated costs to sell the collateral. These impaired loans are then considered to be in a workout status and we continually evaluate all factors relevant in determining the collectability and fair value of the loan. Appraisals on these impaired loans are obtained early in the impairment process as part of determining fair value and are updated as deemed necessary given the facts and circumstances of each individual situation.  Certain factors such as guarantor recourse, additional borrower cash contributions or stable operations will mitigate the need for more frequent than annual appraisals. In its continuous evaluation of each individual loan, RJ Bank may consider more frequent appraisals in geographies where commercial property values are known to be experiencing a greater amount of volatility. For other corporate loans, RJ Bank evaluates all sources of repayment, including the estimated liquidation value of collateral pledged, to arrive at the amount considered to be a loss and charged-off. Corporate banking and credit risk managers hold a monthly meeting to review criticized loans. Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

The majority of RJ Bank’s corporate loan portfolio is comprised of participations in SNC, or other large syndicated loans. The SNCs are loan syndications totaling over $20 million that are shared between three or more regulated institutions. The process for evaluating these SNC loans is consistent with the process described above for all corporate loans.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available at the time of their examination.

At September 30, 2010, the amortized cost of all RJ Bank loans was $6.2 billion and an allowance for loan losses of $147.1 million was recorded against that balance. The total allowance for loan losses is equal to 2.36% of the amortized cost of the loan portfolio.

The following table allocates RJ Bank’s allowance for loan losses by loan category:

	As of September 30,
	2010		2009		2008
	Allowance	Loan Category as a % of Total Loans Receivable	Allowance	Loan Category as a % of Total Loans Receivable	Allowance	Loan Category as a % of Total Loans Receivable
	($ in 000’s)

Commercial Loans	$10,018	11%	$15,279	13%	$10,147	10%
Real Estate Construction Loans	4,473	1%	3,237	3%	7,061	5%
Commercial Real Estate Loans(1)	98,217	56%	103,580	49%	62,197	49%
Residential Mortgage Loans	34,320	32%	28,088	35%	8,589	36%
Consumer Loans	56	-	88	-	161	-
Total	$147,084	100%	$150,272	100%	$88,155	100%

	As of September 30,
	2007		2006
	Allowance	Loan Category as a % of Total Loans Receivable	Allowance	Loan Category as a % of Total Loans Receivable
	($ in 000’s)

Commercial Loans	$4,471	7%	$3,663	12%
Real Estate Construction Loans	2,121	3%	548	2%
Commercial Real Estate Loans(1)	35,766	49%	10,603	28%
Residential Mortgage Loans	4,659	41%	3,878	58%
Consumer Loans	5	-	2	-
Total	$47,022	100%	$18,694	100%

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

Effects of recently issued accounting standards, and accounting standards not yet adopted

In December 2007, the FASB issued new guidance requiring noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new guidance is applicable to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008. Accordingly, we have adopted this new pronouncement as of October 1, 2009. See Note 1 of the Notes to Consolidated Financial Statements for more information on the impact of the adoption of this new accounting guidance.

In February 2008, the FASB delayed the effective date of the application of certain fair value pronouncements applicable to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Accordingly, we have adopted this pronouncement effective October 1, 2009. The adoption of this new guidance did not have a material impact on our consolidated financial statements.  See Note 3 of the Notes to Consolidated Financial Statements for the additional disclosures resulting from the adoption of this new accounting guidance.

In February 2008, the FASB issued new guidance applicable to the accounting for transfers of financial assets and repurchase financing transactions. This new guidance addresses the issue of whether these transactions should be viewed as two separate transactions or as one "linked" transaction. The guidance includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. This new pronouncement is effective for fiscal years beginning after November 15, 2008. Accordingly, we have adopted this new guidance effective October 1, 2009. This new guidance applies only to original transfers made after that date. Since our adoption, this new guidance has not had a significant impact on our consolidated financial statements.

In June 2008, the FASB issued new guidance for determining whether instruments granted in share-based payment transactions are participating securities. This new guidance requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities under the two-class method and, therefore, included in the earnings allocation in computing earnings per share. This new guidance is effective for fiscal years beginning after December 15, 2008. Accordingly, we have adopted this pronouncement effective October 1, 2009. See Note 24 of the Notes to Consolidated Financial Statements for more information regarding the application of this new pronouncement.

In June 2009, the FASB issued new guidance regarding the accounting for transfers of financial assets, as an amendment of previously issued guidance. This new guidance eliminates the Qualified Special Purpose Entity (“QSPE”) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. This new guidance requires additional year-end and interim disclosures and is not effective for us until October 1, 2010, and for subsequent interim and annual reporting periods thereafter. Early adoption is prohibited. We do not expect any significant impact on our consolidated financial statements to result from our fiscal year 2011 application of this new guidance.

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any variable interest entities which we are a party to. This new guidance is not effective for us until October 1, 2010 and earlier adoption is prohibited.  We do not expect significant changes in our conclusions of whether we are the primary beneficiary of the entities in which we hold a variable interest to result from our fiscal year 2011 application of this new guidance.

In July 2010, the FASB issued new guidance that will require enhanced disclosure about our allowances for loan losses and credit quality of our financing receivables.  This new guidance is intended to provide greater transparency about credit risk exposures and the adequacy of the allowance for loan losses and other financing receivables and includes disaggregation of existing disclosures based on what management uses when assessing and monitoring the financing receivable’s risk and performance.  Additionally, new financial statement disclosures related to credit quality indicators, aging of financing receivables, troubled debt restructurings, and any significant purchases and sales will be required.  The new disclosures reflecting conditions as of the end of a reporting period are not effective for us until December 31, 2010.  The new disclosures regarding activities that occur during a reporting period are not effective for us until March 31, 2011.  We expect the adoption of this new accounting guidance will result in a significant increase in certain of our financial statement disclosures, but the adoption will not have any impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

Information concerning our off-balance sheet arrangements is included in Note 23 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

Effects of Inflation

Our assets are primarily liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects our expenses, including employee compensation, communications and occupancy, which may not be readily recoverable through charges for services we provide to our clients.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

Risks are an inherent part of our business and activities. Management of these risks is critical to our fiscal soundness and profitability. Our risk management processes are multi-faceted and require communication, judgment and knowledge of financial products and markets. We have formalized an Enterprise Risk Management program to assess and review aggregate risks across the firm.  Additionally, our senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring and control of various risks.  The principal risks involved in our business activities are market, credit, liquidity, operational, and regulatory and legal.

Market Risk

Market risk is our risk of loss resulting from changes in interest rates and security prices. We have exposure to market risk primarily through our broker-dealer and banking operations. Our broker-dealer subsidiaries, primarily RJ&A, trade tax-exempt and taxable debt obligations and act as an active market maker in approximately 665 listed and over-the-counter equity securities. In connection with these activities, we maintain inventories in order to ensure availability of securities and to facilitate client transactions. RJ Bank holds investments in mortgage-backed securities and CMOs within its available for sale securities portfolio as well as SBA loan securitizations not yet transferred. Additionally, primarily within our Canadian broker-dealer subsidiary, we invest in securities for our own proprietary equity investment account.

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

Changes in value of our trading inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. We manage our trading inventory by product type and have established trading divisions that have responsibility for each product type. Our primary method of controlling risk in our trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits. Limits are established both for categories of securities (e.g., OTC equities, corporate bonds, municipal bonds) and for individual traders. As of September 30, 2010, the absolute fixed income and equity inventory limits, excluding the contractual underwriting commitments for our domestic subsidiaries, were $1.97 billion and $69.8 million, respectively. The same inventory limits applicable to our Canadian broker-dealer subsidiary RJ Ltd. as of September 30, 2010, were CDN $46.2 million and CDN $74.3 million, respectively. Our trading activities in the aggregate were significantly below these limits at September 30, 2010. Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, we monitor the exposure in our derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risk. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

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

To calculate VaR, we use historical simulation. This approach assumes that historical changes in market conditions are representative of future changes. The simulation is based upon daily market data for the previous twelve months. VaR is reported at a 99% confidence level, based on a one-day time horizon. This means that we could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year on average over the course of time. During the fiscal year ended September 30, 2010, the reported daily loss in the institutional Fixed Income trading portfolio exceeded the predicted VaR four times.

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

The following table sets forth the high, low and daily average VaR for our overall institutional portfolio during the fiscal year ended September 30, 2010, with the corresponding dollar value of our portfolio:

	Year Ended September 30, 2010			VaR at September 30,
	High	Low	Daily Average	2010	2009
	($ in 000's)

Daily VaR	$870	$247	$507	$247	$710
Related Portfolio Value (Net) (1)	$157,614	$239,845	$215,677	$239,845	$180,047
VaR as a Percent of Portfolio Value	0.55%	0.10%	0.28%	0.10%	0.39%

(1)	Portfolio value achieved on the day of the VaR calculation.

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

See Note 15 of the Notes to the Consolidated Financial Statements for additional information regarding our derivative financial instruments.

RJ Ltd.’s net income is sensitive to changes in interest rate conditions. Assuming a shift of 100 basis points in interest rates and using interest-bearing asset and liability balances as of September 30, 2010, RJ Ltd.'s sensitivity analysis indicates that an upward movement would increase RJ Ltd.'s net income by approximately CDN $3.3 million, whereas a downward shift of the same magnitude would decrease RJ Ltd.'s net income by approximately CDN $4.3 million. This sensitivity analysis is based on the assumption that all other variables remain constant.

RJ Bank maintains an earning asset portfolio that is comprised of commercial and residential real estate, corporate and consumer loans, as well as mortgage-backed securities, CMOs, securities purchased under resale agreements, short-term U.S. Treasury bills, SBA loan securitizations, deposits at other banks and other investments. Those earning assets are funded by RJ Bank’s obligations to customers and FHLB advances. Based on the current earning asset portfolio of RJ Bank, market risk for RJ Bank is limited primarily to interest rate risk. The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During fiscal year 2010, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising should the economic environment begin to improve.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank's Asset/Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The Asset/Liability Management Committee uses several measures to monitor and limit RJ Bank's interest rate risk including scenario analysis, repricing gap analysis and limits, and net portfolio value limits. Simulation models and estimation techniques are used to assess the sensitivity of the net interest income stream to movements in interest rates. Assumptions about consumer behavior play an important role in these calculations; this is particularly relevant for loans such as mortgages where the client has the right, but not the obligation, to repay before the scheduled maturity. To ensure that RJ Bank is within its limits established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated for a variety of scenarios. RJ Bank utilizes an internally developed asset/liability model using standard industry software to analyze the available data.  The model calculates changes in net interest income by calculating interest income and interest expense from existing assets and liabilities using current repricing, prepayment, and volume assumptions.  Various interest rate scenarios are modeled in order to determine the effect these scenarios would have on net interest income.

The following table displays the results of one of these scenarios, and thus provides an analysis of RJ Bank’s estimated net interest income over a twelve month period based on instantaneous shifts in interest rates (expressed in basis points):

Changes in Rate	Net Interest Income	Projected Change in Net Interest Income
($ in 000s)
+300	$253,738	6.40%
+200	256,523	7.57%
+100	258,363	8.34%
-	238,470	-%
-100	222,272	(6.79%)

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at September 30, 2010:

	Repricing Opportunities
	0 - 6 Months	7 – 12 Months	1 – 5 Years	5 or More Years
	(in 000’s)
Interest Earning Assets:
Loans	$4,951,338	$671,390	$624,139	$34,155
Available for sale securities	257,802	32,914	109,509	74,813
Other investments	3,686,922	-	-	-
Total Interest-Earning Assets	8,896,062	704,304	733,648	108,968
Interest Bearing Liabilities:
Transaction and savings accounts	6,862,142	-	-	-
Certificates of deposit	33,131	41,369	143,076	-
FHLB Advances	2,445,000	-	-	-
Total Interest-Bearing Liabilities	$9,340,273	$41,369	$143,076	$-
GAP	$(444,211)	$662,935	$590,572	$108,968
Cumulative GAP	$(444,211)	$218,724	$809,296	$918,264

The following table shows the distribution of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2010:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)

Commercial Loans	$40,430	$563,278	$603,708
Real Estate Construction Loans(1)	-	47,933	47,933
Commercial Real Estate Loans(1)	12,893	3,034,762	3,047,655
Residential Mortgage Loans	40,385	1,976,601	2,016,986
Consumer Loans	-	479	479
Total Loans	$93,708	$5,623,053	$5,716,761

(1)
Of the sum of these amounts, $1 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of September 30, 2010. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

To mitigate interest rate risk in a significantly rising rate environment, during the year ended September 30, 2008, RJ Bank purchased three-year term interest rate caps, whose notional value is $1.5 billion, with high strike rates (more than 300 basis points higher than rates in effect as of their date of purchase).   These interest rate caps will increase in value if interest rates rise and entitle RJ Bank to cash flows if interest rates rise above strike rates. RJ Bank minimizes the credit or repayment risk of derivative instruments by entering into transactions only with high-quality counterparties whose credit rating is investment grade. See Note 15 of the Notes to the Consolidated Financial Statements for further information.

Equity Price Risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory. RJ Ltd. has a proprietary trading business with 29 traders. The average aggregate inventory held for proprietary trading by RJ Ltd. during the fiscal year ended September 30, 2010 was CDN $12.5 million. Our equity securities inventories are recorded at fair value at each reporting period and there are no material unrecorded gains or losses.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign Exchange Risk

We are subject to foreign exchange risk due to financial instruments denominated in U.S. dollars, predominately held by RJ Ltd. whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates, and our investments in foreign subsidiaries.  In order to mitigate the former risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of September 30, 2010, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $10.9 million and CDN $6.2 million, respectively.  To-date, we have elected not to hedge the carrying value of our investments in foreign subsidiaries for a variety of reasons, including but not limited to immateriality, accounting considerations, and the economic cost of hedging particular exposures.

Credit Risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction, and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities.

We are engaged in various trading and brokerage activities whose counterparties primarily include broker-dealers, banks and other financial institutions. We are exposed to risk that these counterparties may not fulfill their obligations. The risk of default depends on the creditworthiness of the counterparty and/or the issuer of the instrument. We manage this risk by imposing and monitoring individual and aggregate position limits within each business segment for each counterparty, conducting regular credit reviews of financial counterparties, reviewing security and loan concentrations, holding and marking to market collateral on certain transactions and conducting business through clearing organizations, which may guarantee performance.

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

RJ Bank has significant corporate and residential loan portfolios. A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector where RJ Bank has significant exposure could result in large provisions for loan losses and/or charge-offs.

RJ Bank’s strategy for credit risk management includes conservative and well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all corporate, residential and consumer credit exposures. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of all corporate loans and individual delinquent residential and consumer loans. The credit risk management process also includes an annual independent review of the credit risk monitoring process that performs assessments of compliance with corporate, residential and consumer credit policies, risk ratings, and other critical credit information. RJ Bank seeks to identify potential problem loans early, record any necessary risk rating changes and charge-offs promptly and maintain appropriate reserve levels for probable incurred loan losses. RJ Bank’s corporate loan portfolio is composed of approximately 280 borrowers, all of which are underwritten, managed and reviewed at RJ Bank’s corporate headquarters location, which facilitates close monitoring of the portfolio by credit risk personnel, relationship officers and senior RJ Bank executives. RJ Bank utilizes a comprehensive credit risk rating system to measure the credit quality of individual corporate loans and related unfunded lending commitments, including the probability of default and/or loss given default of each corporate loan and commitment outstanding.

In evaluating credit risk, RJ Bank considers trends in loan performance, industry or customer concentrations, the loan portfolio composition, the level of allowance coverage relative to similar banking institutions and macroeconomic factors. During the fiscal year corporate profit levels have improved but have remained weak as compared to historical levels. Unemployment rates have remained high.  Retail sales have been sluggish and credit quality trends, while improved in some sectors, remain somewhat tenuous.  All of these factors have a potentially negative impact on loan performance. However, during the year, corporate borrowers have continued to access the markets for new equity and debt. The further decline in residential home values in certain geographies has continued to have a significant adverse impact on residential mortgage loan performance.  These factors have negatively affected, and may continue to adversely impact, our provision for loan losses and net charge-offs.

Several factors were taken into consideration in evaluating the allowance for loan losses at September 30, 2010, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios. RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio. Beginning in fiscal year 2010, RJ Bank further stratified the performing residential loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans.  Finally, RJ Bank considered current economic conditions that might impact the portfolio. RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each element of the portfolio and makes enhancements considered appropriate.

Changes in the allowance for loan losses of RJ Bank were as follows:

	Year Ended September 30,
	2010	2009	2008
	($ in 000’s)

Allowance for Loan Losses, Beginning of Period	$150,272	$88,155	$47,022
Provision For Loan Losses	80,413	169,341	54,749
Net Charge-Offs	(83,601)	(107,224)	(13,616)
Allowance for Loan Losses, End of Period	$147,084	$150,272	$88,155

Allowance for Loan Losses to Total Bank Loans Outstanding	2.36%	2.23%	1.23%

The primary factors impacting the provision for loan losses during the current year were increased delinquencies in the residential loan portfolio resulting from the prolonged challenging economic conditions (which included the high unemployment rate), continued relatively high levels of nonperforming corporate loans, increased reserve rates for criticized commercial real estate loans and, to a lesser extent, the further stratification of the performing residential portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans.  The large prior year provision was primarily attributable to increased reserves and charge-offs due to the then rapid deterioration of the credit markets, a significant decline in commercial real estate values, and an increase in projected loss experience on residential mortgage loans, and included one $28 million corporate loan.

The following table presents net loan charge-offs and the percentage of these net loan charge-offs to the average outstanding loan balances by loan category for the years ended September 30, 2010, 2009 and 2008:

	For the Year Ended September 30,
	2010		2009		2008
	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans
	(in $000’s)

Corporate	$(54,053)	1.28%	$(80,538)	1.69%	$(10,169)	0.26%
Residential	(29,548)	1.33%	(26,686)	0.98%	(3,447)	0.15%
Total	$(83,601)	1.30%	$(107,224)	1.43%	$(13,616)	0.22%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. Corporate charge-offs decreased during the year ended September 30, 2010.  The current year corporate charge-offs included $12.5 million related to the sale of distressed debt in the secondary market with the balance taken almost exclusively on commercial and residential real estate loans.  Corporate charge-offs in the prior year included $12.1 million related to the sale of RJ Bank’s largest nonperforming loan at the time.  A $2.9 million increase in residential/consumer charge-offs during the year resulted from the continued high level of residential delinquencies and declines in home values in many markets.

The table below presents nonperforming loans and total allowance for loan losses by loan category at September 30, 2010, 2009 and 2008:

	As of September 30,
	2010		2009		2008
	Nonperforming Loan Balance	Allowance for Loan Losses Balance	Nonperforming Loan Balance	Allowance for Loan Losses Balance	Nonperforming Loan Balance	Allowance for Loan Losses Balance
	(in 000’s)

Corporate	$67,901	$(112,708)	$86,422	$(122,096)	$37,462	$(79,404)
Residential	86,082	(34,376)	71,960	(28,176)	20,702	(8,751)
Total	$153,983	$(147,084)	$158,382	$(150,272)	$58,164	$(88,155)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased 3% during the year ended September 30, 2010.  Corporate nonperforming loans decreased $18.5 million primarily due to the return of three loans to performing status, the default and subsequent foreclosure of three commercial real estate loans, repayments, sales, and charge-offs, and the partial offset from the addition of four commercial real estate loans.  This improvement in corporate nonperforming loans was partially offset by an increase of $14.1 million in nonperforming residential loans due to the ongoing economic impact of residential delinquencies.  Included in nonperforming residential/consumer loans are $68.7 million in loans for which $37.3 million in charge-offs were previously recorded.

Loan Underwriting Policies

A component of RJ Bank’s credit risk management strategy is conservative, well-defined policies and procedures. RJ Bank’s underwriting policies for the major types of loans are:

Residential and Consumer Loan Portfolio

RJ Bank's residential loan portfolio consists of first mortgage loans originated by RJ Bank via referrals from our PCG financial advisors and first mortgage loans purchased by RJ Bank originated by select large financial institutions. These purchased mortgage loans represent approximately 90% of RJ Bank's residential loan portfolio. All of RJ Bank's residential loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV, and combined LTV (including second mortgage/home equity loans).  On average, three-fourths of the purchased residential loans are re-underwritten with new credit information and valuations, if warranted, by RJ Bank staff prior to purchase, with the remainder coming from long-standing sources and meeting extremely high credit criteria. Approximately 90% of the residential loans are fully documented loans to owner-occupant borrowers for their primary or second home residences.  Virtually all of RJ Bank’s residential loans are adjustable rate mortgage (“ARM”) loans.  Approximately 60% of first lien residential mortgage loans are ARMs with interest-only payments based on a fixed-rate for an initial period of the loan, typically 3-5 years, then become fully amortizing, subject to annual and lifetime interest rate caps.  RJ Bank does not originate or purchase option ARM loans with negative amortization, reverse mortgages, or other types of exotic loan products. Loans with deeply discounted teaser rates are not originated or purchased. Originated 15 or 30-year fixed-rate mortgages are typically sold to correspondents and only retained on an exception basis. All of RJ Bank’s first mortgage loans are serviced by the seller or by third-parties. RJ Bank’s consumer loan portfolio is comprised of personal loans and various credit lines. The consumer loan portfolio represents less than 1% of RJ Bank’s total loan portfolio. The underwriting policy for RJ Bank’s consumer loans includes a review of repayment history, the debt-to-income ratio of the borrower and the collateral for secured loans.

While RJ Bank has chosen not to participate in any government-sponsored loan modification programs, our loan modification policy does take into consideration some of these programs’ parameters and supports every effort to assist borrowers within the guidelines of safety and soundness.  In general, RJ Bank considers the qualification terms outlined in the government-sponsored programs as well as the affordability test and other factors.  RJ Bank retains flexibility to determine the appropriate modification structure and requires documentation to support the borrower’s current financial situation before approving modification.

Corporate Loan Portfolio

RJ Bank's corporate loan portfolio is diversified among a number of industries and comprised of project finance real estate loans, commercial lines of credit and term loans, the majority of which (approximately 90%), are participations in SNC or other large syndicated loans. The SNCs are loan syndications totaling over $20 million that are shared between three or more regulated institutions. RJ Bank is sometimes involved in the syndication of the loan at inception and some of these loans have been purchased in secondary trading markets. As the process for evaluating the SNCs is consistent with the process for the other corporate loans in the portfolio, there is no additional risk with the SNCs as compared to any other loan in RJ Bank’s corporate loan portfolio. In addition, all corporate loans are subject to RJ Bank’s regulatory review by the OTS, the regulator of RJ Bank. The remainder of the corporate loan portfolio is comprised of smaller participations and direct loans. Regardless of the source, all loans are independently underwritten to RJ Bank credit policies, are subject to loan committee approval, and credit quality is continually monitored by RJ Bank’s corporate lending staff. RJ Bank credit policies include criteria related to LTV limits based upon property type, single borrower loan limits, loan term and structure parameters (including guidance on leverage and debt service coverage ratios), industry concentration limits, secondary sources of repayment and other criteria. A large portion of RJ Bank’s corporate loans are to borrowers in industries in which we have expertise, through coverage provided by our Capital Markets research analysts. More than half of RJ Bank's corporate borrowers are public companies. RJ Bank's corporate loans are generally secured by all assets of the borrower and in some instances are secured by mortgages on specific real estate. In a limited number of transactions, loans in the portfolio are extended on an unsecured basis. There are no subordinated loans or mezzanine financings in the corporate loan portfolio.

Risk Monitoring Process

Another component of our credit risk strategy at RJ Bank is our ongoing risk monitoring and review processes for all residential, consumer and corporate credit exposures. There are various factors included in these processes, depending on the loan portfolio.

Residential and Consumer Loans

We track and review many factors to monitor credit risk in RJ Bank’s residential mortgage loan portfolio. These factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, geographic concentrations, borrower credit scores, updated LTV ratios, occupancy (i.e. owner occupied, second home or investment property), level of documentation, loan purpose, average loan size, and policy exceptions.

Residential mortgage and consumer loan delinquency levels have been increasing at RJ Bank due to the current economic downturn and the high level of unemployment. At September 30, 2010, loans over 30 days delinquent (including nonperforming loans) increased to 4.44% of residential and consumer loans outstanding, compared to 3.62% over 30 days delinquent at September 30, 2009 and 1.02% at September 30, 2008. However, our September 30, 2010 percentage compares favorably to the national average for over 30 day delinquencies of 10.73% as most recently reported by the Federal Reserve.

The following table presents a summary of delinquent residential and consumer loans at September 30, 2010, 2009 and 2008:

	Delinquent Residential and Consumer Loans (Amount)			Delinquent Residential and Consumer Loans As a Percentage of Outstanding Loan Balances
	September 30,			September 30,
	2010	2009	2008	2010	2009	2008
	($ in 000’s)

30-89 days	$24,441	$19,767	$7,087	1.20%	0.82%	0.27%
90 days or more	65,897	67,640	19,507	3.24%	2.80%	0.75%

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. With all whole loans purchased on a servicing-retained basis and all originated first mortgages serviced by a third-party, the primary collection effort resides with the servicer. RJ Bank personnel direct and actively monitor the servicers’ efforts through extensive communications regarding individual loan status changes and requirements of timely and appropriate collection or property management actions and reporting, including management of other third-parties used in the collection process (appraisers, attorneys, etc.). Additionally, every residential and consumer loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential or consumer loan over 60 days past due. Updated collateral valuations are obtained for loans over 90 days past due and charge-offs are taken on individual loans based upon these valuations.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

September 30, 2010(1)		September 30, 2009(2)
($ outstanding as a % of RJ Bank total assets)

4.8%	CA(3)	6.1%	CA
3.2%	FL	4.3%	NY
3.2%	NY	3.5%	FL
1.5%	NJ	1.9%	NJ
1.2%	VA	1.4%	VA

(1)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $7.3 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2010 exclude $3.5 billion in qualifying assets funded by approximately $700 million of additional RJBDP deposits, approximately $400 million in deposits from affiliates and a $2.4 billion overnight FHLB advance.  The deposits from affiliates were withdrawn and the FHLB advance was repaid on October 1, 2010.  The additional RJBDP deposits were redirected to other RJBDP participating banks during early October 2010.  The non-GAAP financial measure provided loan portfolio concentration ratios which are more representative of RJ Bank’s ongoing asset levels.  Had  a GAAP measure of total assets been used in the calculation of these ratios, the resulting percentages for CA, FL, NY, NJ and VA as of September 30, 2010 would have been 3.3%, 2.2%, 2.1%, 1.0% and 0.8%, respectively, and would have understated the actual concentrations used in RJ Bank’s credit risk analysis.

(2)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $7.9 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2009 exclude short-term qualifying investments purchased with $2.3 billion of proceeds from additional deposits received through the RJBDP, the majority of which were redirected to other RJBDP participating banks in October 2009, and a $900 million FHLB advance which was repaid on October 1, 2009.  The non-GAAP financial measure provided loan portfolio concentration ratios which are more representative of RJ Bank’s ongoing asset levels.  Had  a GAAP measure of total assets been used in the calculation of these ratios, the resulting percentages for CA, NY, FL, NJ and VA as of September 30, 2009 would have been 4.3%, 3.0%, 2.5%, 1.4% and 1.0%, respectively, and would have understated the actual concentrations used in RJ Bank’s credit risk analysis.

(3)	This concentration ratio for the State of California excludes 2.3% at September 30, 2010 for purchased loans that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only; payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2010 and 2009, these loans totaled $1.1 billion and $1.7 billion, respectively, or approximately 60% and 70% of the residential mortgage portfolio, respectively.  A large percentage of these loans were projected to adjust to a lower payment than the current payment, and this percentage is likely to increase in a low interest rate environment. The outstanding balance of interest-only loans at September 30, 2010, based on their contractual terms, are scheduled to reprice as follows (in 000’s):

September 30, 2010

One year or less	$458,530
Over one year through two years	314,220
Over two years through three years	145,537
Over three years through four years	123,404
Over four years through five years	57,778
Over five years	14,660
Total Outstanding Residential Interest-Only Loan Balance	$1,114,129

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The LTV/FICO scores of RJ Bank’s residential first mortgage loan portfolio are as follows:

	September 30,
	2010	2009

Residential First Mortgage Loan Weighted-Average LTV/FICO(1)	65% / 751	64% / 751

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

RJ Bank estimates that residential loans with LTV’s between 100% and 120% represent approximately 15% of the residential mortgage loan portfolio and residential loans with LTV’s in excess of 120% represent approximately 8% of the residential mortgage portfolio.  The average estimated LTV is approximately 80% for the total residential loan portfolio.  Credit risk management for the residential portfolio utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

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

At September 30, 2010, there was one commercial real estate loan of $4.3 million, in addition to loans classified as nonperforming, that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans at September 30, 2010 and 2009 were as follows:

September 30, 2010(1)		September 30, 2009(2)
($ outstanding as a % of RJ Bank total assets)

4.3%	Consumer Products and Services	3.7%	Healthcare (excluding hospitals)
4.1%	Telecommunications	3.5%	Retail Real Estate
3.2%	Hospitality	3.3%	Telecommunications
2.8%	Retail Real Estate	3.3%	Media Communications
2.6%	Hospitals	3.1%	Office Properties

(1)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $7.3 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2010 exclude $3.5 billion in qualifying assets funded by approximately $700 million of additional RJBDP deposits, approximately $400 million in deposits from affiliates and a $2.4 billion overnight FHLB advance.  The deposits from affiliates were withdrawn and the FHLB advance was repaid on October 1, 2010.  The additional RJBDP deposits were redirected to other RJBDP participating banks during early October 2010.  The non-GAAP financial measure provided loan portfolio concentration ratios which are more representative of RJ Bank’s ongoing asset levels.  Had  a GAAP measure of total assets been used in the calculation of these ratios, the resulting percentages for Consumer Products and Services, Telecommunications, Hospitality, Retail Real Estate, and Hospitals would have been 2.9%, 2.8%, 2.2%, 1.9% and 1.7%, respectively, and would have understated the actual concentrations used in RJ Bank’s credit risk analysis.

(2)
Concentration ratios are presented as a percentage of adjusted RJ Bank total assets of $7.9 billion. Adjusted RJ Bank total assets (non-GAAP) at September 30, 2009 exclude short-term qualifying investments purchased with $2.3 billion of proceeds from additional deposits received through the RJBDP, the majority of which were redirected to other RJBDP participating banks in October 2009, and a $900 million FHLB advance which was repaid on October 1, 2009.  The non-GAAP financial measure provided loan portfolio concentration ratios which are more representative of RJ Bank’s ongoing asset levels.  Had  a GAAP measure of total assets been used in the calculation of these ratios, the resulting percentages for Healthcare, Retail Real Estate, Telecommunications, Media Communications and Office Properties would have been 2.6%, 2.5%, 2.4%, 2.3% and 2.2%, respectively, and would have understated the actual concentrations used in RJ Bank’s credit risk analysis.

See Note 7 of the Notes to the Consolidated Financial Statements for more information.

Liquidity Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, in this report for more information regarding our liquidity and how we manage our liquidity risk.

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process a large number of transactions. These risks are less direct than credit and market risk, but managing them is critical, particularly in a rapidly changing environment with increasing transaction volumes and complexity.  In the event of a breakdown or improper operation of systems or improper action by employees, we could suffer financial loss, regulatory sanctions and damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments as Accounting, Operations, Information Technology, Legal, Compliance and Internal Audit. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. Business continuity plans exist for critical systems, and redundancies are built into the systems as deemed appropriate.

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

A Quality of Markets Committee meets regularly to monitor the best execution activities of our trading departments as they relate to customer orders. This committee is comprised of representatives from the OTC Trading, Listed Trading, Options, Municipal Trading, Taxable Trading, Compliance and Legal Departments and is under the direction of one of our senior officers. This committee reviews reports from the respective departments listed above and recommends action for improvement when necessary.

Regulatory and Legal Risk

Legal risk includes the risk of PCG customer claims, the possibility of sizable adverse legal judgments and non-compliance with applicable legal and regulatory requirements. We are generally subject to extensive regulation in the different jurisdictions in which we conduct business. Regulatory oversight of the financial services industry has become increasingly demanding over the past several years and we, as well as others in the industry, have been directly affected by this increased regulatory scrutiny.

We have comprehensive procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, extension of credit, collection activities, money laundering and record keeping. We have designated Anti-money Laundering Officers in each of our subsidiaries who monitor compliance with regulations adopted under the Bank Secrecy Act and the USA Patriot Act. We act as an underwriter or selling group member in both equity and fixed income product offerings. Particularly when acting as lead or co-lead manager, we have financial and legal exposure. To manage this exposure, a committee of senior executives review proposed underwriting commitments to assess the quality of the offering and the adequacy of due diligence investigation.

Our banking activities are highly regulated and subject to impact from changes in banking laws and regulations, including unanticipated rulings. Present economic conditions have led to rapid introduction of significant regulatory programs or changes affecting consumer protection and disclosure requirements, financial reporting, and planned regulatory restructuring.  Regulatory requirements including recent changes to consumer and mortgage lending regulations, as well as new regulatory or government programs, are closely monitored and acted upon to ensure a timely response.  See further discussion of our risks associated with the recent Dodd-Frank Act in Item 1A, “Risk Factors”.

Our major business units have compliance departments that are responsible for regularly reviewing and revising compliance and supervisory procedures to conform to changes in applicable regulations.

We have a number of outstanding claims as a result of market conditions and the illiquidity of ARS. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion of our accounting reserve policy discussed in the loss provisions arising from legal proceedings section of "Critical Accounting Policies" contained within Item 7, “Management’s Discussion of Analysis of Financial Condition and Results of Operations”, and also refer to the discussion of ARS matters in Item 3, "Legal Proceedings".

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Raymond James Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the Company) as of September 30, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Raymond James Financial, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 24, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

November 24, 2010
Tampa, Florida
Certified Public Accountants

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2010	2009
	(in 000’s)
Assets
Cash and Cash Equivalents	$2,943,239	$2,306,085
Assets Segregated Pursuant to Regulations and Other Segregated Assets	3,430,715	2,310,261
Securities Purchased under Agreements to Resell and Other Collateralized Financings	344,652	2,306,186
Financial Instruments, at Fair Value:
Trading Instruments	591,447	431,445
Available for Sale Securities	424,461	509,073
Private Equity and Other Investments	321,079	291,389
Receivables:
Brokerage Clients, Net	1,675,535	1,463,136
Stock Borrowed	262,888	416,964
Bank Loans, Net	6,094,929	6,593,973
Brokers-Dealers and Clearing Organizations	143,994	38,610
Other	442,856	540,035
Deposits with Clearing Organizations	76,488	83,799
Prepaid Expenses and Other Assets	451,357	260,427
Investments in Real Estate Partnerships - Held by Variable Interest Entities	280,890	270,139
Property and Equipment, Net	170,768	186,232
Deferred Income Taxes, Net	165,208	156,399
Goodwill	62,575	62,575

Total Assets	$17,883,081	$18,226,728

Liabilities and Equity
Trading Instruments Sold but Not Yet Purchased, at Fair Value	$131,038	$93,376
Securities Sold Under Agreements to Repurchase	233,346	102,758
Payables:
Brokerage Clients	3,308,115	3,789,870
Stock Loaned	698,668	490,240
Bank Deposits	7,079,718	9,423,387
Brokers-Dealers and Clearing Organizations	137,041	157,032
Trade and Other	290,268	177,769
Other Borrowings	2,557,000	980,000
Accrued Compensation, Commissions and Benefits	418,591	330,879
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	76,464	89,244
Corporate Debt	355,964	359,034

Total Liabilities	15,286,213	15,993,589

Commitments and Contingencies (See Note 17)

Equity
Preferred Stock; $.10 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized 350,000,000 Shares; Issued 128,620,429 at September 30, 2010 and 127,039,672 at September 30, 2009	1,244	1,227
Shares Exchangeable into Common Stock; 243,048 at September 30, 2010 and 249,168 at September 30, 2009	3,119	3,198
Additional Paid-In Capital	476,359	416,662
Retained Earnings	1,909,865	1,737,591
Treasury Stock, at cost, 3,918,492 Common Shares at September 30, 2010 and 3,975,136 Common Shares at September 30, 2009	(81,574)	(84,412)
Accumulated Other Comprehensive Income	(6,197)	(41,803)
Total Equity Attributable to Raymond James Financial, Inc.	2,302,816	2,032,463
Noncontrolling Interests	294,052	200,676

Total Equity	2,596,868	2,233,139

Total Liabilities and Equity	$17,883,081	$18,226,728

See accompanying Notes to Consolidated Financial Statements

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in 000’s, except per share amounts)

	Year Ended September 30,
	2010	2009	2008
Revenues:
Securities Commissions and Fees	$1,950,909	$1,634,285	$1,888,745
Investment Banking	164,957	95,124	124,062
Investment Advisory Fees	173,939	147,798	212,478
Interest	370,892	443,584	724,063
Net Trading Profits (Losses)	38,256	48,004	(1,691)
Financial Service Fees	158,056	126,480	130,569
Other	122,507	107,244	126,706

Total Revenues	2,979,516	2,602,519	3,204,932

Interest Expense	62,851	56,953	392,229
Net Revenues	2,916,665	2,545,566	2,812,703

Non-Interest Expenses:
Compensation, Commissions and Benefits	1,993,561	1,673,114	1,906,366
Communications and Information Processing	121,957	121,646	123,578
Occupancy and Equipment Costs	104,945	104,185	97,613
Clearance and Floor Brokerage	35,123	33,258	31,346
Business Development	80,213	78,627	95,750
Investment Advisory Fees	26,700	23,639	35,916
Bank Loan Loss Provision	80,413	169,341	54,749
Other	117,609	105,355	84,837
Total Non-Interest Expenses	2,560,521	2,309,165	2,430,155

Income Including Noncontrolling Interests and Before Provision for Income Taxes	356,144	236,401	382,548

Provision for Income Taxes	133,625	96,024	151,776

Net Income Including Noncontrolling Interests	222,519	140,377	230,772
Net Loss Attributable to Noncontrolling Interests	(5,764)	(12,373)	(4,306)
Net Income Attributable to Raymond James Financial, Inc.	$228,283	$152,750	$235,078

Net Income per Common Share-Basic	$1.83	$1.25	$1.95
Net Income per Common Share-Diluted	$1.83	$1.25	$1.93
Weighted-Average Common Shares Outstanding-Basic	119,335	117,188	116,110
Weighted-Average Common and Common Equivalent Shares Outstanding-Diluted	119,592	117,288	117,140

Net Income Attributable to Raymond James Financial, Inc.	$228,283	$152,750	$235,078
Other Comprehensive Income, Net of Tax(1):
Change in Unrealized Gain (Loss) on Available for Sale Securities and Non-Credit Portion of Other-Than-Temporary Impairment Losses	30,147	(5,848)	(54,377)
Change in Currency Translations	5,459	(1,979)	(9,790)
Total Comprehensive Income	$263,889	$144,923	$170,911

Other-Than-Temporary Impairment:
Total Other-Than-Temporary Impairment Losses	$(27,709)	$(33,346)	$(4,869)
Portion of Losses Recognized in Other Comprehensive Income (Before Taxes)	15,679	20,453	-
Net Impairment Losses Recognized in Other Revenue	$(12,030)	$(12,893)	$(4,869)

(1)
The components of Other Comprehensive Income, Net of Tax are attributable to Raymond James Financial, Inc.  None of the components of other comprehensive income are attributable to noncontrolling interests.

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in 000’s, except per share amounts)

	Year Ended September 30,
	2010	2009	2008
Common Stock, par value $.01 per share
Balance, beginning of year	$1,227	$1,202	$1,176
Issued	17	25	26
Balance, end of year	1,244	1,227	1,202

Shares Exchangeable into Common Stock
Balance, beginning of year	3,198	3,504	3,504
Exchanged	(79)	(306)	-
Balance, end of year	3,119	3,198	3,504

Additional Paid-In Capital
Balance, beginning of year	416,662	355,274	277,095
Employee stock purchases	9,775	8,938	19,057
Exercise of stock options and vesting of restricted stock units, net of forfeitures	5,220	18,661	14,837
Restricted stock, stock option and restricted stock unit expense	39,860	30,767	39,962
Excess tax benefit from share-based payments	2,280	3,210	4,460
Other	2,562	(188)	(137)
Balance, end of year	476,359	416,662	355,274

Retained Earnings
Balance, beginning of year	1,737,591	1,639,662	1,461,898
Net Income	228,283	152,750	235,078
Cash Dividends	(56,009)	(54,140)	(53,151)
Adoption of accounting change for accounting for uncertainty in income taxes	-	-	(4,163)
Other	-	(681)	-
Balance, end of year	1,909,865	1,737,591	1,639,662

Treasury Stock
Balance, beginning of year	(84,412)	(81,761)	(16,050)
Purchases	(3,537)	(6,746)	(68,327)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	6,375	1,137	2,616
Joint venture share exchange	-	2,958	-
Balance, end of year	(81,574)	(84,412)	(81,761)

Accumulated Other Comprehensive Income(1)
Balance, beginning of year	(41,803)	(33,976)	30,191
Net unrealized loss on available for sale securities and non-credit portion of other-than-temporary impairment losses(2)	30,147	(5,848)	(54,377)
Net change in currency transactions	5,459	(1,979)	(9,790)
Balance, end of year	(6,197)	(41,803)	(33,976)

Total Equity Attributable to Raymond James Financial, Inc.	$2,302,816	$2,032,463	$1,883,905

Noncontrolling Interests
Balance, beginning of year	$200,676	$237,322	$229,670
Net Loss Attributable to Noncontrolling Interests	(5,764)	(12,373)	(4,306)
Capital Contributions	100,863	22,967	16,009
Distributions	(3,276)	(8,536)	(5,318)
Deconsolidation of certain internally sponsored private equity limited partnerships	-	(34,617)	-
Other	1,553	(4,087)	1,267
Balance, end of year	294,052	200,676	237,322

Total Equity	$2,596,868	$2,233,139	$2,121,227

(1)	The components of Other Comprehensive Income are attributable to Raymond James Financial, Inc. None of the components of other comprehensive income are attributable to noncontrolling interests.

(2)	Net of tax

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)
	Year Ended September 30,
	2010	2009	2008
Cash Flows From Operating Activities:
Net Income Attributable to Raymond James Financial, Inc.	$228,283	$152,750	$235,078
Net Loss Attributable to Noncontrolling Interests	(5,764)	(12,373)	(4,306)
Net Income Including Noncontrolling Interests	222,519	140,377	230,772
Adjustments to Reconcile Net Income Including Noncontrolling Interests to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	39,527	34,563	27,982
Deferred Income Taxes	(25,829)	(44,671)	32,422
Premium and Discount Amortization on Available for Sale Securities and Unrealized/Realized Gain on Other Investments	(14,969)	(11,863)	(17,404)
Provisions for Loan Losses, Legal Proceedings, Bad Debts and Other Accruals	109,324	186,376	68,764
Stock-Based Compensation Expense	41,845	31,746	42,127
Other	9,699	25,018	21,764
Net Change In:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	(1,120,454)	2,001,672	(184,266)
Securities Purchased Under Agreements to Resell and Other Collateralized Financings, net of Securities Sold Under Agreements to Repurchase	92,122	(80,610)	(126,096)
Stock Loaned, net of Stock Borrowed	362,504	52,617	32,177
Brokerage Client Receivables and Other Accounts Receivable, net	(220,476)	335,693	(156,640)
Trading Instruments, net	(134,857)	(111,506)	109,971
Prepaid Expenses and Other Assets	(79,969)	814	(96,171)
Brokerage Client Payables and Other Accounts Payable	(461,604)	(2,091,537)	251,611
Accrued Compensation, Commissions and Benefits	89,678	(15,725)	(10,288)
Purchase and Origination of Loans Held for Sale, net of Proceeds from Sale of Securitizations and Loans Held for Sale	71,827	(75,595)	4,904
Excess Tax Benefits from Stock-Based Payment Arrangements	(2,280)	(3,210)	(4,460)
Net Cash (Used in) Provided by Operating Activities	(1,021,393)	374,159	227,169
Cash Flows from Investing Activities:
Additions to Property and Equipment	(22,287)	(35,539)	(51,043)
Decrease (Increase) in Loans, net	369,370	357,054	(2,787,599)
(Purchase) Redemption of Federal Home Loan Bank stock, net	(67,275)	40,257	(91,511)
Purchases of Private Equity and Other Investments, net	(23,437)	(111,573)	(35,569)
Decrease (Increase) in Securities Purchased Under Agreements to Resell	2,000,000	(1,295,000)	200,000
Purchases of Available for Sale Securities	(29,977)	(102,516)	(209,546)
Available for Sale Securities Maturations and Repayments	149,961	149,829	110,385
Investments in Real Estate Partnerships Held by Variable Interest Entities, net of Other Investing Activity	(10,134)	(28,596)	(11,247)
Net Cash Provided by (Used in) Investing Activities	2,366,221	(1,026,084)	(2,876,130)
Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, net	1,607,000	327,043	2,095,000
Repayments of Borrowings, net	(33,075)	(1,203,140)	(5,416)
Proceeds from Borrowings by Variable Interest Entities which are Real Estate Partnerships	4,215	4,900	5,604
Repayments of Borrowings by Variable Interest Entities which are Real Estate Partnerships	(16,995)	(18,220)	(19,519)
Proceeds from Capital Contributed to Variable Interest Entities which are Real Estate Partnerships	107,695	28,918	31,185
Exercise of Stock Options and Employee Stock Purchases	19,917	25,022	32,594
(Decrease) Increase in Bank Deposits	(2,343,669)	648,930	3,189,198
Purchase of Treasury Stock	(3,537)	(4,339)	(67,243)
Dividends on Common Stock	(56,009)	(54,140)	(53,151)
Excess Tax Benefits from Stock-Based Payment Arrangements	2,280	3,210	4,460
Net Cash (Used in) Provided by Financing Activities	(712,178)	(241,816)	5,212,712
Currency Adjustment:
Effect of Exchange Rate Changes on Cash	1,116	(1,450)	(1,201)
Net Increase (Decrease) in Cash and Cash Equivalents	633,766	(895,191)	2,562,550
Cash Increased (Reduced) by Consolidation/Deconsolidation of Certain Partnerships and other Entities	3,388	(6,217)	-
Cash and Cash Equivalents at Beginning of Year	2,306,085	3,207,493	644,943
Cash and Cash Equivalents at End of Year	$2,943,239	$2,306,085	$3,207,493
Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$59,584	$58,774	$396,693
Cash Paid for Income Taxes	$161,345	$137,618	$134,783
Non-Cash Transfers of Loans to Other Real Estate Owned	$41,233	$14,819	$5,184

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

Basis of Presentation

The consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest. We consolidate all of our 100% owned subsidiaries. In addition we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 9. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance amending the existing pronouncement related to the consolidation of VIEs. This new guidance requires the reporting entities to evaluate former Qualified Special Purpose Entity’s for consolidation, changes the approach to determine a VIEs primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any of the VIEs in which we have a variable interest. This new guidance is not effective for us until October 1, 2010 and earlier adoption is prohibited. See Note 9 for further discussion of the impact this new guidance is expected to have on our fiscal year 2011 financial statements.

During the three months ended March 31, 2009, we relinquished control over the general partners of certain internally sponsored private equity limited partnerships. As a result, we deconsolidated seven entities during the three months ended March 31, 2009, which had assets of approximately $47.6 million.

Accounting Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Reporting Period

Our quarters end on the last day of each calendar quarter.

Recognition of Revenues

Securities transactions and related commission revenues and expenses are recorded on a trade date basis. Commission revenues are recorded at the amount charged to the customer, which, in certain cases, may include varying discounts.

Insurance and annuity commissions are comprised of those commissions resulting from the sale of life, disability and long-term care insurance policies issued by unrelated insurance carriers and from the sale of variable and fixed annuities issued by unrelated insurance companies. Insurance commission revenue and expense are recognized when the contract is signed and the premium is remitted to the insurance company. Annuity commission revenue and expense is recognized when the signed contract is accepted by the insurance carrier. Insurance and annuity trail commission revenue and expense are recorded ratably over the period earned.

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

Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services. Correspondent clearing revenues are recorded net of commissions remitted and included in other revenue. Total commissions generated by correspondents were $36.4 million, $32.1 million, and $39.7 million and commissions remitted totaled $33.2 million, $28.7 million, and $36.2 million for the years ended September 30, 2010, September 30, 2009, and September 30, 2008, respectively.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Assets Segregated Pursuant to Regulations and Other Segregated Assets

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, Raymond James & Associates (“RJ&A”), as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. In addition, our Canadian broker-dealer subsidiary, Raymond James Limited (“RJ Ltd.”), is required to hold client Registered Retirement Savings Plan funds in trust. Segregated assets at September 30, 2010 and 2009 consist of cash and cash equivalents.

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

Repurchase Agreements and Other Collateralized Financings

We purchase short-term securities under agreements to resell (“reverse repurchase agreements”). Additionally, we sell securities under agreements to repurchase (“repurchase agreements”). Both reverse repurchase and repurchase agreements are accounted for as collateralized financings and are carried at contractual amounts plus accrued interest. Our policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the reverse repurchase agreements, except for RJ Bank, whose policy is to have the securities held by third-party custodians and segregate the securities under written agreements that recognize RJ Bank’s interest in the securities.  To ensure that the market value of the underlying collateral remains sufficient, the securities are valued daily, and cash is obtained from or returned to the counterparty when contractually required.  These reverse repurchase agreements generally mature on the next business day, and may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations.  We have the right to sell, transfer or pledge the securities obtained under these reverse repurchase agreements.  Other collateralized financings include secured call loans receivable held by RJ Ltd. These financings represent loans of excess cash to financial institutions which are fully collateralized by treasury bills and bear interest at call loan rates.

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

In determining the fair value of our financial instruments in accordance with GAAP, we use various valuation approaches, including market and/or income approaches. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when assumptions from market participants are not readily available, our own assumptions reflect those that we believe market participants would use in pricing the asset or liability at the measurement date. GAAP provides for the following three levels to be used to classify our fair value measurements:

Level 1—Financial instruments included in Level 1 are highly liquid instruments with quoted prices in active markets for identical assets or liabilities. These include equity securities traded in active markets and certain U. S. Treasury securities, other governmental obligations, or publicly traded corporate debt securities.

Level 2—Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e. prices for similar instruments). Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities (“ABS”) consisting of collateralized mortgage obligations (“CMOs”), certain mortgage-backed securities (“MBS”), and most derivative instruments.

Level 3—Financial instruments reported in Level 3 have little, if any, market activity and are measured using our best estimate of fair value, where the inputs into the determination of fair value are both significant to the fair value measurement and unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include equity securities with unobservable inputs such as those investments made in our proprietary capital segment, certain non-agency CMOs, certain non-agency ABS, and certain municipal and corporate obligations which include certain auction rate securities.

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

Valuation Techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, ABS, and certain collateralized debt obligations, to be inactive as of both September 30, 2010 and 2009. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including a continued decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

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

Positions in illiquid securities that do not have readily determinable fair values require significant judgment or estimation. For these securities, which include certain auction rate securities, we use pricing models, discounted cash flow methodologies or similar techniques. Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy. For certain CMOs, where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, these securities are currently classified as Level 3 even though we believe that Level 2 inputs will likely be obtainable should markets for these securities become more active in the future.

Available for Sale Securities

Available for Sale Securities are comprised primarily of CMOs and other mortgage-related debt securities. The majority of these securities are held by RJ Bank.

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

Unrealized gains or losses, except for those that are deemed to be other-than-temporary, are recorded in equity as a component of accumulated other comprehensive income (“AOCI”).

For securities in an unrealized loss position at each reporting period end we make an assessment whether these securities are impaired on an other-than-temporary basis. In order to evaluate our risk exposure and any potential impairment of these securities, on at least a quarterly basis, we review the characteristics of each security owned such as collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses and collateral coverage. The following factors are considered in order to determine whether an impairment is other-than-temporary: our intention to sell the security, our assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that we will recover the amortized cost basis of a security in full outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry, forecasted performance of the security, and any changes to the rating of the security by a rating agency.

Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded net of deferred taxes in shareholders’ equity as a component of AOCI. The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security. We estimate the portion of loss attributable to credit using a discounted cash flow model. Our discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. These assumptions are subject to change depending on a number of factors such as economic conditions, changes in home prices, delinquency and foreclosure statistics, among others.  Events that may trigger material declines in fair values for these securities in the future would include but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.  Expected principal and interest cash flows on the impaired debt security are discounted using the effective interest rate implicit in the security at the time of acquisition or at the current yield used to accrete the beneficial interest, which is used for those securities that are not of high credit quality at acquisition date.  The previous amortized cost basis of the security less the other-than-temporary impairment (“OTTI”) recognized in earnings establishes the new cost basis for the security.

Realized gains and losses on sales of such securities are recognized using the specific identification method and reflected in net income in the period they are sold.

The fair value of agency and senior non-agency securities is determined by obtaining third-party pricing service bid quotations and third-party broker-dealer quotes. Third-party pricing service bid quotations are based on current market data. The third-party pricing service provides comparable price evaluations utilizing available market data for similar securities.  The market data the third-party pricing service utilizes for these price evaluations includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience. In order to validate that the pricing information used by the third-party pricing service is observable, we request, on a quarterly basis, market data available for a sample of senior securities and compare this data to that which we observed in our independent accumulation of market information.  Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

For senior non-agency securities where a significant difference exists between the third-party pricing service bid quotation and the third-party broker-dealer quote, we utilize a discounted cash flow analysis to determine which third-party price quote is most representative of fair value under the current market conditions. There were three instances at September 30, 2010 where there was a significant price difference as described above.  Our discounted cash flow analysis indicated the third-party broker-dealer quote was more representative for two of the three securities and accordingly, we utilized the third-party broker-dealer quote to value the securities.  The fair values for the remaining 23 of 25 senior non-agency securities were based on the respective third-party pricing service bid quotation.  Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

For the subordinated non-agency securities, we estimate fair value by utilizing discounted cash flow analyses, using observable market data, where available, as well as our own unobservable inputs. The unobservable inputs utilized in these valuation techniques reflect our own suppositions about the assumptions that market participants would use in pricing a security, including those about future delinquencies, loss severities, defaults, prepayments and discount rates. Securities valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Derivative Contracts

We enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or for our own account. These derivatives are recorded at fair value with the gain or loss and the related interest recorded in Net Trading Profits within the Consolidated Statements of Income and Comprehensive Income (the “Consolidated Statements of Income”) for the period.

To mitigate interest rate risk should there be a significantly rising rate environment, RJ Bank may purchase interest rate caps. Any interest rate caps purchased by RJ Bank are recorded at fair value with any changes in fair value recorded in Other Revenue within the Consolidated Statements of Income for the period.

RJ Bank also enters into commitments to sell originated, fixed-rate mortgage loans as well as commitments to sell Small Business Administration (“SBA”) loans. Any such derivatives are recorded at fair value with any changes in fair value recorded in Other Revenue within the Consolidated Statements of Income for the period.

We account for derivative financial instruments and hedging activities in accordance with GAAP.  All derivatives in any of our broker-dealer subsidiaries or any derivative in one of our non-broker-dealer subsidiaries are accounted for as trading account assets or liabilities and recorded at fair value in the Consolidated Statements of Financial Condition with the realized and unrealized gains or losses recorded in the Consolidated Statements of Income for that period.  The fair value of any cash collateral exchanged as part of the interest rate swap contract is netted, by-counterparty, against the fair value of the derivative instrument.

The fair value of our derivative contracts are obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions. Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivative contracts are typically classified within Level 2 of the fair value hierarchy. For a small portion of our derivative contracts where the model inputs require significant judgment, such derivative contracts are classified within Level 3.  We utilize values obtained from third-party counterparty derivatives dealers to corroborate the output of our internal pricing models.

Private Equity Investments

Private equity investments are held primarily in our Proprietary Capital segment and consist of various direct and third-party private equity and merchant banking investments. Private equity investments include approximately 46 private equity funds and Raymond James Employee Investment Funds I and II (collectively, the “Private Funds”).  See Note 9 for further discussion of the consolidation of the Employee Investment Funds I and II which are variable interest entities.  These Private Funds invest in new and developing companies.  Our investments in these funds cannot be redeemed directly with the funds; our investment is monetized through distributions received through the liquidation of the underlying assets of those funds.  We estimate that the underlying assets of these funds will be liquidated over the life of these funds (typically 10 to 15 years).  Approval by the management of these funds is required for us to sell or transfer these investments.  Merchant banking investments include ownership interests in private companies with long-term growth potential.  See Note 17 for information regarding our unfunded commitments to these funds.  These investments are measured at fair value with any changes recognized in our Consolidated Statements of Income for the period.

The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets.  As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

Direct private equity investments are valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate. Generally, the carrying values of these investments will be adjusted based on financial performance, investment-specific events, financing and sales transactions with third-parties and changes in market outlook. Investments in funds structured as limited partnerships are generally valued based on the financial statements of the partnerships. Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.  Effective October 1, 2009, we adopted new FASB guidance regarding the method of determination of the fair value of certain of our private equity investments.  The application of the new accounting valuation guidance did not result in a significant change in the fair value determinations of our private equity investments.

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

Brokerage Client Receivables, Loans to Financial Advisors and Allowance for Doubtful Accounts

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

We offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes.  These loans are generally repaid over a five to eight year period with interest recognized as earned.  Additionally, there are no fees or costs associated with these loans.  We assess future recoverability of these loans through analysis of individual financial advisor production or other performance standards.  In the event that the financial advisor becomes no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us.  In determining the allowance for doubtful accounts related to former employees or independent contractors, management considers a number of factors including; any amounts due at termination, the reasons for the terminated relationship, the former financial advisor’s overall financial position, and our historical collection experience.  When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced.   Loans outstanding to financial advisors are included in Other Receivables on our Consolidated Statements of Financial Condition and amounted to $227.8 and $257.5 million, at September 30, 2010 and 2009, respectively, with a related allowance for doubtful accounts of $6 and $4.7 million, respectively.

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

Bank Loans and Allowances for Losses

Bank loans are comprised of loans originated or purchased by RJ Bank and include commercial and residential real estate loans, as well as corporate loans secured by other corporate assets and consumer loans. Those loans, which we have the intent and the ability to hold until maturity or payoff, are recorded at their unpaid principal balance plus any premium paid in connection with the purchase of the loan, less the allowance for loan losses and discounts received in connection with the purchase of the loan and net of deferred fees and costs on originated loans. Syndicated loans purchased are recognized as of the earlier of the settlement date or the delayed settlement compensation commencement date. Interest income is recognized on an accrual basis.

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

Loan origination fees and direct costs as well as premiums and discounts on loans that are not revolving are capitalized and recognized in interest income using the interest method. For revolving loans, the straight-line method is used based on the contractual term.  Prepayment estimates are factored into the calculation of the amortization of the premiums and discounts on the residential pooled loans.  These prepayment estimates are derived from historical three-month prepayments for each pool and are adjusted quarterly.  Loan commitment fees are generally deferred and accreted on a straight-line basis over the commitment period.

Residential mortgage loans originated and intended for sale in the secondary market due to their fixed-rate terms are carried at the lower of cost or estimated fair value.  The fair value of these loans held for sale is estimated using observable prices obtained from counterparties or broker-dealers for similar loans.  Gains and losses on sales of these assets are included as a component of other income, while interest collected on these assets is included in interest income. Net unrealized losses are recognized through a valuation allowance by charges to income as a component of Other Revenue in the Consolidated Statements of Income. Corporate loans are designated as held for investment upon inception and recognized in loans receivable. If we subsequently designate a corporate loan as held for sale, we then write down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value on an individual asset basis.

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

If contractual terms on loans have been restructured to grant a concession to a borrower experiencing financial difficulties, and we do not receive adequate compensation, the restructuring is considered a troubled debt restructuring and is placed on nonaccrual status. In troubled debt restructurings, the concessions granted, such as interest rate reductions, generally do not reflect current market conditions for a new loan of similar risk made to another borrower in similar financial circumstances.  For those restructurings which may reflect current market conditions, the concessions granted by RJ Bank are generally interest capitalization or an extension of the interest-only period.  All troubled debt restructurings are returned to accrual status when there has been a sustained period of six months of satisfactory performance.

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

RJ Bank established an allowance for loan losses to provide for probable losses incurred in RJ Bank’s loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  This allowance for loan loss is comprised of two components: allowances calculated based on formulas for homogenous classes of loans and specific allowances assigned to certain classified loans individually evaluated for impairment. The calculation of the allowance based on formulas is subjective as we segregate the loan portfolio into different homogeneous classes. Each class is then assigned an allowance percentage based on the perceived risk associated with that class of loans, which is then further segregated by loan grade. The factors taken into consideration when assigning the allowance percentage to each allowance category include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, updated loan-to-value (“LTV”) ratios, lending policies, local, regional, and national economic conditions; concentrations of credit risk; past loss history, Shared National Credit (“SNC”) reviews and examination results from regulatory agencies. In addition, we reserve for potential losses inherent in RJ Bank’s unfunded lending commitments based upon loan class and expected funding probabilities for fully binding commitments. This will result in some reserve variability over different periods depending upon the mix of the loan portfolio at the time and future funding expectations. Impaired loans which have unfunded lending commitments are analyzed in conjunction with the impaired reserve process described below.  The reserve for unfunded lending commitments is classified as an accrued liability in Trade and Other Payables in the Consolidated Statements of Financial Condition.

A loan is considered to be impaired when, based on current information and events, it is probable that RJ Bank will be unable to collect the scheduled payments of principal and interest on a loan when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. For individual loans identified as impaired, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, RJ Bank measures impairment based on the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans include certain nonaccrual loans, nonaccrual residential real estate loans for which a specific allowance has been assigned, and both residential and corporate loans which have been modified in troubled debt restructurings. Interest income on impaired loans is recognized consistently with the recognition policy of nonaccrual loans.

Every residential and consumer loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential or consumer loan over 60 days past due with charge-offs considered on residential mortgage loans once the loans are delinquent 90 days or more and then generally taken before the loan is 120 days past due. A charge-off is taken against the allowance for the difference between the loan amount and the amount that RJ Bank estimates will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell.  RJ Bank predominantly uses broker price opinions (“BPO”) for these valuations as access to the property is restricted during the collection and foreclosure process and there is insufficient data available for a full appraisal to be performed. BPOs contain relevant and timely sale comparisons and listings in the marketplace, and therefore, we have found these BPOs to be good determinants of market value in lieu of appraisals and more reliable than an automated valuation tool or the use of tax assessed values. A full appraisal is obtained post-foreclosure. RJ Bank takes further charge-offs against the owned asset if an appraisal has a lower valuation than the original BPO, but does not reverse previously charged-off amounts if the appraisal is higher than the original BPO. If a loan remains in pre-foreclosure status for more than six months, an updated valuation is obtained and further charge-offs are taken if necessary. In addition, these loans are reviewed in a monthly delinquency meeting jointly administered by RJ Bank’s retail banking and credit risk managers.

Corporate loans are monitored on an individual basis, and loan grades are reviewed at least quarterly to ensure the allowance is appropriate. When RJ Bank determines that it is likely that a corporate loan will not be collected in full, the allowance is evaluated. After consideration of the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the allowance deemed to be a confirmed loss, if any, is charged-off. For collateral dependent corporate loans secured by real estate, the amount of the allowance considered a confirmed loss and charged-off is generally equal to the difference between the recorded investment in the loan and the appraised value less estimated costs to sell the collateral. These impaired loans are then considered to be in a workout status and we continually evaluate all factors relevant in determining the collectability and fair value of the loan. Appraisals on these impaired loans are obtained early in the impairment process as part of determining fair value and are updated as deemed necessary given the facts and circumstances of each individual situation.  Certain factors such as guarantor recourse, additional borrower cash contributions or stable operations will mitigate the need for more frequent than annual appraisals. In its ongoing evaluation of each individual loan, RJ Bank may consider more frequent appraisals in geographies where commercial property values are known to be experiencing a greater amount of volatility. For other corporate loans, RJ Bank evaluates all sources of repayment, including the estimated liquidation value of collateral pledged, to arrive at the amount considered to be a loss and charged-off. Corporate banking and credit risk managers also hold a monthly meeting to review criticized loans. Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

The majority of RJ Bank’s corporate loan portfolio is comprised of participations in either SNCs, or other large syndicated loans. The SNCs are loan syndications totaling over $20 million that are shared between three or more regulated institutions. Most SNC loans are reviewed annually by their agent bank’s regulator, a process in which the other participating banks have no involvement. Once the SNC annual regulatory review process is complete, RJ Bank receives a summary of the review of these SNC credits from the Office of Thrift Supervision (“OTS”). This summary includes a synopsis of each credits’ ratings, loans that are designated for nonaccrual status and directed charge-offs. RJ Bank must comply with nonaccrual designations, directed charge-offs, and ratings unless there have been material changes in the credit since the time of the review. This insures that each bank participating in a SNC loan rates the loan consistently. Any rating changes impact RJ Bank’s reserves and charge-offs during the quarter that the SNC information is received from the OTS, which is generally during the fourth fiscal quarter. The amount of such adjustments depend upon the rating category and whether RJ Bank had the loan rated differently (either more or less critically) than the SNC review findings and therefore, could result in higher (or lower) loan loss provisions than previously recorded. In addition, corporate loans are subject to RJ Bank’s internal review procedures and regulatory review by the OTS, the regulator of RJ Bank.

Other Assets

The investment in FHLB stock is carried at cost by RJ Bank.  The FHLB stock is held in accordance with certain membership requirements, is restricted, and lacks a market. FHLB stock can only be sold to the FHLB or another member institution at its par value.

RJ Bank annually evaluates its holdings in FHLB stock for potential impairment based upon its assessment of the ultimate recoverability of the par value of the stock.  This annual evaluation is comprised of a review of the capital adequacy, liquidity position and the overall financial condition of the FHLB to determine the impact these factors have on the ultimate recoverability of the par value.  Impairment evaluations are performed more frequently if events or circumstances indicate there may be impairment.  Any cash dividends received are recognized as interest income in the Consolidated Statements of Income.

Investments in Real Estate Partnerships Held by Variable Interest Entities

One of our wholly-owned subsidiaries is the managing member or general partner in several separate low-income housing tax credit funds. These funds invest in limited partnerships which purchase and develop affordable housing properties qualifying for federal and state low-income housing tax credits. Additional information is presented in Note 9.

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

Additions, improvements and expenditures that extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to operations in the period incurred. Gains and losses on disposals of property and equipment are reflected in the Consolidated Statements of Income in the period realized.

Goodwill

Goodwill is related to the fiscal year 1999 acquisition of Roney & Co. (now part of RJ&A) and the fiscal year 2001 acquisition of Goepel McDermid, Inc. (now called RJ Ltd.). This goodwill, totaling $63 million, was allocated to the reporting units within the Private Client Group and Capital Markets segments. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. GAAP does not provide for the amortization of indefinite-life intangible assets such as goodwill. Rather, these assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This impairment test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

In our determination of the reporting unit fair value of equity, we use a combination of the income approach and the market approach.  Under the income approach, we use discounted cash flow models applied to each respective reporting unit.  Under the market approach, we calculate an estimated fair value based on a combination of multiples of earnings of guideline companies in the brokerage and capital markets industry that are publicly traded on organized exchanges, and the book value of comparable transactions. The estimated fair value of the equity of the reporting unit resulting from each of these valuation approaches is dependent upon a number of significant management assumptions.  The valuation result from the income approach is dependent upon the estimates of future business unit revenues and costs, such estimates are subject to critical assumptions regarding the nature and health of financial markets in future years as well as the discount rate to apply to the projected future cash flows.  The valuation result from the market approach is dependent upon the selection of the comparable guideline companies and transactions and the earnings multiple applied to each respective reporting units’ projected earnings.  Finally, significant management judgment is applied in determining the weight assigned to the outcome of the market approach and the income approach, which results in one single estimate of the fair value of the equity of the reporting unit.

We performed our annual impairment testing as of December 31, 2009. Our analysis did not indicate any impairment of the goodwill asset. We will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit falling below its carrying amount.

Legal Reserves

We recognize liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, we accrue the most likely amount; if not determinable, we accrue the minimum of the range of probable loss.

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

Stock Compensation

We account for share-based awards through the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. See Note 20 for additional information. In addition, we account for share-based awards to our independent contractor financial advisors in accordance with guidance applicable to accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services and guidance applicable to accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock. As a result, for purposes of measuring compensation expense these awards are revalued at each reporting date. See Note 21 for additional information. Compensation expense is recognized for all stock-based compensation with future service requirements over the requisite service period using the straight-line method.

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

Foreign Currency Translation

We consolidate our foreign subsidiaries and certain joint ventures in which we hold an interest. The statement of financial condition of the subsidiaries and joint ventures we consolidate are translated at exchange rates as of the period end. The statements of income are translated at an average exchange rate for the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in equity as a component of AOCI.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. See Note 16 for further information on our income taxes.

Earnings per Share (“EPS”)

Basic EPS is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Earnings available to common shareholders’ represents Net Income Attributable to Raymond James Financial, Inc. reduced by the allocation of earnings and dividends to participating securities.  Diluted EPS is similar to basic EPS, but adjusts for the dilutive effect of outstanding stock options by application of the treasury stock method.

Effective for fiscal year 2010, we implemented new FASB guidance that changes the manner in which EPS is computed.  EPS for the prior periods were revised as required by this new guidance.  See Note 24 for more information regarding this new accounting guidance.

Reclassifications

Prior to October 1, 2009, we reported minority interest within mezzanine equity on our Consolidated Statements of Financial Condition and in minority interest in earnings of subsidiaries in our computation of net income. Effective October 1, 2009, we implemented new FASB guidance under which we now present noncontrolling interests as a component of equity. We have reclassified certain amounts previously reported in prior year financial statements to retrospectively reflect noncontrolling interest within equity and to allocate net income (loss) between noncontrolling and our own interests.

Certain amounts from prior years have been reclassified to conform to the current year presentation, including a reclassification of $40.3 million and $91.5 million from net cash provided by operating activities to net cash used in investing activities in the Consolidated Statements of Cash Flows, for the years ended September 30, 2009 and 2008, respectively, related to purchases and redemptions of FHLB stock. The effect of all other reclassifications on our previously reported consolidated financial statements is not material.

NOTE 2 - CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS AND DEPOSITS WITH CLEARING ORGANIZATIONS:

Our cash equivalents include money market funds or highly liquid investments not held for resale with original maturities of 90 days or less. The following are financial instruments that are cash and cash equivalents or other investment balances which are readily convertible into cash as of September 30, 2010 and 2009 (see Note 26 for cash and cash equivalents held by the parent):

	September 30,
	2010	2009
	(in 000's)
Cash and Cash Equivalents:
Cash in banks(1)	$2,939,963	$1,085,202
U. S. Treasury securities(1)	-	1,206,914
Money market investments	3,276	13,969
Total cash and cash equivalents	2,943,239	2,306,085

Cash and securities segregated pursuant to federal regulations and other
segregated assets (2)	3,430,715	2,310,261
Deposits with clearing organizations(3)	76,488	83,799
	$6,450,442	$4,700,145

(1)
At September 30, 2010 and 2009, cash, other segregated assets and U.S. Treasury securities included additional amounts in order for RJ Bank to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution.

At September 30, 2010, cash in banks and other segregated assets included an additional $1.8 billion and $1.3 billion, respectively, funded by a combination of an overnight FHLB advance and RJBDP deposits. The borrowing was repaid on October 1, 2010.  The RJBDP deposits were redirected to other RJBDP participating banks in early October, 2010.

At September 30, 2009, U.S. Treasury securities included an additional $1.2 billion funded by a combination of an overnight FHLB advance and additional RJBDP deposits. The FHLB advance was repaid on October 1, 2009 and the majority of the excess RJBDP deposits were redirected to other RJBDP participating banks in October 2009.

(2)
Consists of cash and cash equivalents maintained in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934. RJ&A, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. Additionally, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust.  The $1.3 billion in other segregated assets related to the point-in-time regulatory balance sheet composition requirements mentioned above was held as collateral by the FHLB for the overnight advance.

(3)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

NOTE 3 - FAIR VALUE:

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and 2009 are presented below:

September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)		Netting Adjustments(2)	Balance as of September 30, 2010
	(in 000’s)
Assets:
Trading Instruments:
Municipal and Provincial Obligations	$7	$162,071	$6,275		$-	$168,353
Corporate Obligations	21,485	16,986	-		-	38,471
Government and Agency Obligations	27,374	9,520	-		-	36,894
Agency MBS and CMOs	303	278,275	-		-	278,578
Non-Agency CMOs and ABS	-	4,367	3,930		-	8,297
Total Debt Securities	49,169	471,219	10,205		-	530,593
Derivative Contracts	-	102,490	-		(76,123)	26,367
Equity Securities	28,506	113	3,025		-	31,644
Other Securities	1,250	1,593	-		-	2,843
Total Trading Instruments	78,925	575,415	13,230		(76,123)	591,447

Available for Sale Securities:
Agency MBS and CMOs	-	217,879	-		-	217,879
Non-Agency CMOs	-	200,559	1,011		-	201,570
Other Securities	9	5,003	-		-	5,012
Total Available for Sale Securities	9	423,441	1,011		-	424,461

Private Equity and Other Investments:
Private Equity Investments	-	-	161,230	(3)	-	161,230
Other Investments	158,653	1,151	45		-	159,849
Total Private Equity and Other Investments	158,653	1,151	161,275		-	321,079

Other Assets	-	25	-		-	25
Total	$237,587	$1,000,032	$175,516		$(76,123)	$1,337,012

Liabilities:
Trading Instruments Sold but Not Yet Purchased:
Municipal and Provincial Obligations	$-	$296	$-		$-	$296
Corporate Obligations	17	676	-		-	693
Government Obligations	99,631	-	-		-	99,631
Agency MBS and CMOs	105	-	-		-	105
Total Debt Securities	99,753	972	-		-	100,725
Derivative Contracts	-	86,039	-		(84,390)	1,649
Equity Securities	15,890	12,774	-		-	28,664
Total Trading Instruments Sold but Not Yet Purchased	115,643	99,785	-		(84,390)	131,038

Other Liabilities	-	105	46		-	151
Total	$115,643	$99,890	$46		$(84,390)	$131,189

(1)
We had no significant transfers of financial instruments between Level 1 and Level 2 during the year ended September 30, 2010.  Our policy is to use the end of each respective quarterly reporting period to determine when transfers of financial instruments between levels are recognized.

(2)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)
Includes $86.3 million in private equity investments of which the weighted-average portion we own is approximately 20%.  The portion of this investment we do not own becomes a component of Noncontrolling Interests on our Consolidated Statements of Financial Condition, and amounted to $69.1 million of that total as of September 30, 2010.

September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Netting Adjustments(1)	Balance as of September 30, 2009
	(in 000’s)
Assets:
Trading Instruments:
Municipal and Provincial Obligations	$21	$129,897	$5,316		$-	$135,234
Corporate Obligations	4,369	16,317	-		-	20,686
Government and Agency Obligations	39,365	7,660	-		-	47,025
Agency MBS and CMOs	10	95,336	-		-	95,346
Non-Agency CMOs and ABS	-	37,852	10,915		-	48,767
Total Debt Securities	43,765	287,062	16,231		-	347,058
Derivative Contracts	-	104,956	222		(74,255)	30,923
Equity Securities	49,006	1,337	-		-	50,343
Other Securities	37	2,165	919		-	3,121
Total Trading Instruments	92,808	395,520	17,372		(74,255)	431,445

Available for Sale Securities:
Agency MBS and CMOs	-	272,892	-		-	272,892
Non-Agency CMOs	-	228,567	2,596		-	231,163
Other Securities	8	5,010	-		-	5,018
Total Available for Sale Securities	8	506,469	2,596		-	509,073

Private Equity and Other Investments:
Private Equity Investments	-	-	142,671	(2)	-	142,671
Other Investments	143,545	4,946	227		-	148,718
Total Private Equity and Other Investments	143,545	4,946	142,898		-	291,389

Other Assets	-	322	-		-	322
Total	$236,361	$907,257	$162,866		$(74,255)	$1,232,229

Liabilities:
Trading Instruments Sold but Not Yet Purchased:
Municipal and Provincial Obligations	$-	$241	$-		$-	$241
Corporate Obligations	-	478	-		-	478
Government Obligations	55,327	-	-		-	55,327
Agency MBS and CMOs	302	360	-		-	662
Total Debt Securities	55,629	1,079	-		-	56,708
Derivative Contracts	-	85,375	-		(81,518)	3,857
Equity Securities	29,367	3,353	-		-	32,720
Other Securities	-	91	-		-	91
Total Trading Instruments Sold but Not Yet Purchased	84,996	89,898	-		(81,518)	93,376

Other Liabilities	-	6	59		-	65
Total	$84,996	$89,904	$59		$(81,518)	$93,441

(1)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(2)
Includes $76.1 million in private equity investments of which the weighted-average portion we own is approximately 19% as of September 30, 2009. The portion of this investment we do not own becomes a component of Noncontrolling Interests on our Consolidated Statements of Financial Condition, and amounted to $61.3 million of that total as of September 30, 2009.

Changes in Level 3 Recurring Fair Value Measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended September 30, 2010 and 2009 are presented below:

	Level 3 Financial Assets at Fair Value
Year Ended September 30, 2010	Fair Value, September 30, 2009	Total Realized /Unrealized Gains/(Losses) Included in Earnings	Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers Into Level 3	Transfers Out of Level 3	Fair Value, September 30, 2010	Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at September 30, 2010
	(in 000’s)
Assets:
Trading Instruments:
Municipal and Provincial Obligations	$5,316	$1,929	$-	$(6,545)	$5,575	$-	$6,275	$-
Non-Agency CMOs and ABS	10,915	(547)	-	(6,438)	-	-	3,930	174
Derivative Contracts	222	(222)	-	-	-	-	-	-
Equity Securities	-	(44)	-	2,669	400	-	3,025	5
Other Securities	919	720	-	7	-	(1,646)	-	720

Available for Sale Securities:
Non-Agency CMOs	2,596	(2,844)	1,652	(393)	-	-	1,011	(2,844)

Private Equity and Other Investments:
Private Equity Investments	142,671	13,652 (1)	-	4,907	-	-	161,230	13,652
Other Investments	227	243	-	(425)	-	-	45	(5)

Liabilities:
Other Liabilities	$(59)	$13	$-	$-	$-	$-	$(46)	$-
(1)
Primarily results from valuation adjustments of certain private equity investments. Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $3.5 million which is included in net income attributable to RJF (after noncontrolling interests), the noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $10.2 million.

	Level 3 Financial Assets at Fair Value
Year Ended September 30, 2009	Fair Value September 30, 2008	Total Realized/ Unrealized Gains/(Losses) Included in Earnings	Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net		Transfers In and/or Out of Level 3	Fair Value September 30, 2009	Change in Unrealized Gains/(Losses) Related to Financial Instruments Held at September 30, 2009
	(in 000’s)
Assets:
Trading Instruments:
Municipal and Provincial Obligations	$7,107	$(1,372)	$-	$(419)		$-	$5,316	$(1,791)
Corporate Obligations	-	500	-	(4,334)		3,834	-	-
Non-Agency CMOs and ABS	20,220	(4,931)	-	(4,374)		-	10,915	(5,305)
Derivative Contracts	-	222	-	-		-	222	222
Other Securities	-	-	-	-		919	919	-

Available for Sale Securities:
Non-Agency CMOs	8,710	(10,524)	4,755	(345)		-	2,596	(10,524)

Private Equity and Other Investments:
Private Equity Investments	153,282	11,634 (1)	-	(22,245	)(2)	-	142,671	11,634
Other Investments	844	133	-	(750)		-	227	1

Liabilities:
Other Liabilities	$(178)	$119	$-	$-		$-	$(59)	$-

1)
Primarily results from valuation adjustments of certain private equity investments. Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $2.7 million which is included in net income attributable to RJF (after noncontrolling interests), the noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $8.9 million.

2)
Excluding the impact of the deconsolidation of certain internally sponsored private equity limited partnerships, the purchases of private equity investments net of any distributions received was $6.2 million for the period presented. See Note 1 for additional information.

As of September 30, 2010, 7.5% of our assets and 0.9% of our liabilities are instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2010 represent 13.1% of our assets measured at fair value.  As of September 30, 2009, 6.8% and 0.6% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2009 represented 13.2% of our assets measured at fair value.

Gains and losses (realized and unrealized) included in revenues for the years ended September 30, 2010 and 2009 are reported in net trading profits and other revenues in our Consolidated Statements of Income as follows:

For the Year Ended September 30, 2010	Net Trading Profits	Other Revenues
	(in 000’s)

Total gains included in revenues	$2,056	$10,844
Change in unrealized gains relating to assets still held at reporting date	$897	$10,805

For the Year Ended September 30, 2009	Net Trading Profits (Losses)	Other Revenues
	(in 000’s)

Total gains or (losses) included in revenues	$(5,803)	$1,584
Change in unrealized gains or (losses) relating to assets still held at reporting date	$(7,096)	$1,333

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

Effective October 1, 2009, we adopted new accounting guidance regarding the application of certain fair value accounting pronouncements applicable to nonfinancial assets (such as Other Real Estate Owned ) and nonfinancial liabilities that are not measured at fair value on a recurring basis.  Although goodwill is a nonfinancial asset measured on a nonrecurring basis, it is not included within the table below as the outcome of our most recent annual impairment test performed as of December 31, 2009 concluded that there was no impairment of goodwill. Accordingly, the table below provides information, by level within the fair value hierarchy, for both financial and nonfinancial assets measured at fair value on a nonrecurring basis and held at September 30, 2010.

	Fair Value Measurements
September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010
	(in 000’s)
Assets at fair value on a nonrecurring basis:
Bank Loans, Net(1)	$-	$1,901	$71,920	$73,821
Other Real Estate Owned (2)	-	19,431	-	19,431

(1)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost at September 30, 2010.

(2)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as other real estate owned. The recorded value in the Consolidated Statements of Financial Condition is net of the estimated selling costs.

The following table presents financial instruments by level within the fair value hierarchy at September 30, 2009, for financial instruments measured at fair value on a nonrecurring basis:

	Fair Value Measurements
September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009
	(in 000’s)
Assets at fair value on a nonrecurring basis:
Bank Loans, Net	$-	$-	$69,193	$69,193

The adjustment to fair value of the nonrecurring fair value measures for the year ended September 30, 2010 resulted in $33.8 million in additional loan loss provision expense and charge-offs as well as $5.2 million in other losses during the year.

Fair Value Option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of September 30, 2010, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Other Fair Value Disclosures

Many, but not all of the financial instruments we hold are recorded at fair value in the Consolidated Statements of Financial Condition.

The following represent financial instruments in which the ending balance at September 30, 2010 and 2009 are not carried at fair value on our Consolidated Statements of Financial Condition:

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

Bank Loans, Net: These financial instruments are primarily comprised of loans originated or purchased by RJ Bank and include commercial and residential real estate loans, as well as corporate loans secured by other corporate assets and consumer loans intended to be held until maturity or payoff. In addition, these financial instruments consist of loans held for sale, which are carried at the lower of cost or market value. A portion of these loans held for sale are included in the nonrecurring fair value measurements in addition to any impaired loans held for investment.

Fair values for both variable and fixed-rate loans held for investment are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. As such, this methodology for estimating the fair value of loans is not based on an exit price concept.  The fair value of loans held for sale is estimated using current market prices for loans with similar terms and borrowers of similar credit quality.

Receivables and Other Assets: Brokerage client receivables, receivables from broker-dealers and clearing organizations, stock borrowed receivables, other receivables, FHLB stock and certain other assets are recorded at amounts that approximate fair value. Cost was determined to be the estimated fair value of the FHLB stock. In addition, RJ Bank holds a small Community Reinvestment Act investment for which cost approximates fair value.

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

Off-Balance Sheet Financial Instruments: The fair value of letters of credit and unfunded commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material, and therefore are excluded from the table below. These instruments are further referenced in Note 23.

For those financial instruments which the fair value is not reflected on the Consolidated Statements of Financial Condition, we have estimated their fair value in part, based upon our assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimated fair values. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of our fair value. We are not required to disclose the fair value of nonfinancial instruments including property, equipment and leasehold improvements as well as goodwill.

The carrying amounts and estimated fair values of our financial instruments that are not carried at fair value at September 30, 2010 and September 30, 2009, respectively, are as follows:

	September 30, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in 000’s)
Financial Assets:
Bank Loans, Net	$6,094,929	$6,099,106	$6,593,973	$6,597,496
Financial Liabilities:
Bank Deposits	7,079,718	7,088,297	9,423,387	9,428,892
Other Borrowings	2,557,000	2,557,613	980,000	982,741
Corporate Debt	355,964	421,132	359,034	398,108

NOTE 4 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:

	September 30, 2010		September 30, 2009
	Trading Instruments	Instruments Sold but Not Yet Purchased	Trading Instruments	Instruments Sold but Not Yet Purchased
	(in 000's)

Municipal and Provincial Obligations	$168,353	$296	$135,234	$241
Corporate Obligations	38,471	693	20,686	478
Government and Agency Obligations	36,894	99,631	47,025	55,327
Agency MBS and CMOs	278,578	105	95,346	662
Non-Agency CMOs and ABS	8,297	-	48,767	-
Total Debt Securities	530,593	100,725	347,058	56,708

Derivative Contracts	26,367	1,649	30,923	3,857
Equity Securities	31,644	28,664	50,343	32,721
Other Securities	2,843	-	3,121	90
Total	$591,447	$131,038	$431,445	$93,376

Auction rate securities totaling $9.1 million and $5.8 million at September 30, 2010 and September 30, 2009, respectively, are included predominately within the Municipal and Provincial Obligations presented in the table above. There were no auction rate securities in Trading Instruments Sold but Not Yet Purchased as of either September 30, 2010 or September 30, 2009.

See Note 3 for additional information regarding the fair value of Trading Instruments and Trading Instruments Sold but Not Yet Purchased.

NOTE 5 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of CMOs and other mortgage-related debt securities, owned by RJ Bank, and certain equity securities owned by our non-broker-dealer subsidiaries. There were no proceeds from the sale of available for sale securities for the fiscal years ended September 30, 2010, 2009 or 2008.

The amortized cost and estimated fair values of available for sale securities as of September 30, 2010, 2009 and 2008 are as follows:

	September 30, 2010
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency MBS and CMOs	$217,516	$559	$(196)	$217,879
Non-Agency CMOs (1)	252,522	16	(50,968)	201,570
Other Securities	5,000	3	-	5,003
Total RJ Bank Available for Sale Securities	475,038	578	(51,164)	424,452
Other Securities	3	6	-	9
Total Available for Sale Securities	$475,041	$584	$(51,164)	$424,461

	September 30, 2009
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency MBS and CMOs	$275,995	$213	$(3,316)	$272,892
Non-Agency CMOs(2)	325,823	-	(94,660)	231,163
Other Securities	5,000	10	-	5,010
Total RJ Bank Available for Sale Securities	606,818	223	(97,976)	509,065
Other Securities	3	5	-	8
Total Available for Sale Securities	$606,821	$228	$(97,976)	$509,073

	September 30, 2008
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency MBS and CMOs	$262,823	$82	$(3,907)	$258,998
Non-Agency CMOs	404,044	-	(85,116)	318,928
Total RJ Bank Available for Sale Securities	666,867	82	(89,023)	577,926
Other Securities	3	4	-	7
Total Available for Sale Securities	$666,870	$86	$(89,023)	$577,933

(1)	As of September 30, 2010, the non-credit portion of OTTI recorded in AOCI was $36.1 million (before taxes).

(2)	As of September 30, 2009, the non-credit portion of OTTI recorded in AOCI was $20.5 million (before taxes).

See Note 3 for additional information regarding the fair value of available for sale securities.

At September 30, 2010, RJ Bank had $210.9 million in lendable collateral value of agency MBS which were pledged to secure outstanding advances from the FHLB (see Note 12 for discussion of FHLB advances outstanding).  None of the available for sale securities were pledged to secure any outstanding advances at September 30, 2009.

Since RJ Bank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  The contractual maturities, amortized cost, carrying values and current yields for RJ Bank's available for sale securities at September 30, 2010 are as follows:

	September 30, 2010
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	($ in 000's)
Agency MBS & CMOs:
Amortized cost	$-	$-	$79,352	$138,164	$217,516
Carrying value	-	-	79,518	138,361	217,879
Weighted-average yield	-	-	0.54%	0.65%	0.60%

Non-Agency CMOs:
Amortized cost	$-	$-	$-	$252,522	$252,522
Carrying value	-	-	-	201,570	201,570
Weighted-average yield	-	-	-	5.46%	5.46%

Other Securities:
Amortized cost	$5,000	$-	$-	$-	$5,000
Carrying value	5,003	-	-	-	5,003
Weighted-average yield	0.42%	-	-	-	0.42%

Total Available for Sale Securities:
Amortized cost	$5,000	$-	$79,352	$390,686	$475,038
Carrying value	5,003	-	79,518	339,931	424,452
Weighted-average yield	0.42%	-	0.54%	3.50%	2.91%

Unrealized Losses

RJ Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and 2009 are as follows:

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in 000’s)

Agency MBS and CMOs	$45,026	$(117)	$58,425	$(79)	$103,451	$(196)
Non-Agency CMOs	-	-	199,877	(50,968)	199,877	(50,968)
Total Impaired Securities	$45,026	$(117)	$258,302	$(51,047)	$303,328	$(51,164)

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in 000’s)

Agency MBS and CMOs	$85,500	$(873)	$167,952	$(2,443)	$253,452	$(3,316)
Non-Agency CMOs	-	-	231,163	(94,660)	231,163	(94,660)
Total Impaired Securities	$85,500	$(873)	$399,115	$(97,103)	$484,615	$(97,976)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), both of which were placed under the conservatorship of the U.S. Government on September 7, 2008, as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS. At September 30, 2010, of the 35 U.S. government-sponsored enterprise MBS in an unrealized loss position, ten were in a continuous unrealized loss position for less than 12 months and 25 for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-Agency CMOs

As of September 30, 2010 and including subsequent ratings changes, $23.2 million of the non-agency CMOs were rated AAA by two rating agencies, and $178.4 million were rated less than AAA by at least one rating agency. At September 30, 2010, all but one of the 27 non-agency CMOs were in a continuous unrealized loss position for 12 months or more. The remaining non-agency CMO was in an unrealized gain position at September 30, 2010.  All of the non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as LTV ratio, credit scores, property type, location and level of credit enhancement. Current characteristics of each security owned such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage are reviewed monthly by management.  Only those non-agency CMOs whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.  The unrealized losses at September 30, 2010 were primarily due to the continued illiquidity and uncertainty in the markets.

Based on the expected cash flows derived from the model utilized in our analysis, we expect to recover all unrealized losses not already recorded in earnings on our non-agency CMOs. However, it is possible that the underlying loan collateral of these securities will perform worse than current expectations, which may lead to adverse changes in the cash flows expected to be collected on these securities and potential future OTTI losses.

The significant assumptions used in the cash flow analysis of non-agency CMOs as of September 30, 2010 are as follows:
	September 30, 2010
	Range	Weighted Average(1)

Default Rate	2.7% - 31.5%	14.7%
Loss Severity	12.9% - 55.2%	37.5%
Prepayment Rate	1.7% - 40.2%	13.9%

(1)	Represents the expected activity for the next twelve months.

Other-Than-Temporarily Impaired Securities

Although there is no intent to sell our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within this portfolio.

Changes in the amount related to credit losses recognized in earnings on available for sale securities are as follows:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)

Amount related to credit losses on securities we held at the beginning of the period	$17,762	$4,869	$-
Additions to the amount related to credit loss for which an OTTI was not previously recognized	5,166	11,393	4,869
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	6,864	1,500	-
Decreases to the amount related to credit losses for worthless securities	(10,976)	-	-
Amount related to credit losses on securities we held at the end of the period	$18,816	$17,762	$4,869

The current year credit losses were primarily due to high loss severities on individual loan collateral of certain securities and the expected continuation of high default levels and collateral losses into the years 2011 and 2012.

NOTE 6 - RECEIVABLES FROM AND PAYABLES TO BROKERAGE CLIENTS:

Receivables from Brokerage Clients

Receivables from brokerage clients include amounts arising from normal cash and margin transactions and fees receivable. Margin receivables are collateralized by securities owned by brokerage clients. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients at September 30, 2010 and September 30, 2009 is as follows:

	September 30,
	2010	2009
	(in 000's)

Brokerage Client Receivables	$1,677,798	$1,466,620
Allowance For Doubtful Accounts	(2,263)	(3,484)
Brokerage Client Receivables, Net	$1,675,535	$1,463,136

Payables to Brokerage Clients

Payables to brokerage clients include brokerage client funds on deposit awaiting reinvestment. The following table presents a summary of such payables at September 30, 2010 and September 30, 2009:

	September 30,
	2010	2009
	(in 000's)
Brokerage Client Payables:
Interest Bearing	$2,985,484	$3,496,974
Non-Interest Bearing	322,631	292,896
Total Brokerage Client Payables	$3,308,115	$3,789,870

Interest expense on brokerage client payables for the years ended September 30, 2010, 2009, and 2008 was $3.7 million, $11 million, and $137.5 million, respectively.

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

	As of September 30,
	2010		2009		2008
	Balance	%	Balance	%	Balance	%
	($ in 000’s)

Commercial Loans	$653,032	11%	$851,657	13%	$725,997	10%
Real Estate Construction Loans(1)	65,512	1%	163,951	3%	346,691	5%
Commercial Real Estate Loans (1)	3,520,383	56%	3,343,989	49%	3,528,732	49%
Residential Mortgage Loans	2,018,155	32%	2,398,822	35%	2,599,567	36%
Consumer Loans	23,940	-	22,816	-	23,778	-
Total Loans	6,281,022	100%	6,781,235	100%	7,224,765	100%
Net Unearned Income and Deferred Expenses (2)	(39,009)		(36,990)		(41,383)
Allowance for Loan Losses	(147,084)		(150,272)		(88,155)
	(186,093)		(187,262)		(129,538)
Loans, Net	$6,094,929		$6,593,973		$7,095,227

	As of September 30,
	2007		2006
	Balance	%	Balance	%
	($ in 000’s)

Commercial Loans	$343,783	7%	$272,957	12%
Real Estate Construction Loans(1)	123,664	3%	34,325	2%
Commercial Real Estate Loans (1)	2,317,840	49%	653,695	28%
Residential Mortgage Loans	1,934,645	41%	1,322,908	58%
Consumer Loans	4,541	-	1,917	-
Total Loans	4,724,473	100%	2,285,802	100%
Net Unearned Income and Deferred Expenses (2)	(13,242)		(4,276)
Allowance for Loan Losses	(47,022)		(18,694)
	(60,264)		(22,970)
Loans, Net	$4,664,209		$2,262,832

(1)
 Of the sum of these amounts $1 billion, $1.2 billion, $1.2 billion, $687 million, and $393 million is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of September 30, 2010, 2009, 2008, 2007 and 2006, respectively. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

(2)	Includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At September 30, 2010, the FHLB has a blanket lien on RJ Bank's residential mortgage loan portfolio, as security for the repayment of certain borrowings from the FHLB.  See Note 12 for more information regarding the FHLB advances.

At September 30, 2010 and 2009, RJ Bank had $6.1 million and $40.5 million in loans held for sale, respectively. RJ Bank's net gain from the sale of these loans held for sale was $356,000, $676,000 and $364,000 which was recorded in Other Revenues on our Consolidated Statements of Income for the years ended September 30, 2010, 2009 and 2008, respectively.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at September 30, 2010, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	1 Year or Less	1 Year – 5 Years	>5 Years	Total
	(in 000’s)

Commercial Loans	$49,324	$515,691	$88,017	$653,032
Real Estate Construction Loans(1)	17,579	47,933	-	65,512
Commercial Real Estate Loans(1)	472,728	2,583,439	464,216	3,520,383
Residential Mortgage Loans	1,169	12,921	2,004,065	2,018,155
Consumer Loans	23,461	454	25	23,940
Total Loans	$564,261	$3,160,438	$2,556,323	$6,281,022

(1)
Of the sum of these amounts, $1 billion is secured by non-owner occupied commercial real estate properties or their repayment is dependent upon the operation or sale of commercial real estate properties as of September 30, 2010. The remainder is wholly or partially secured by real estate, the majority of which is also secured by other assets of the borrower.

The following table presents the comparative data for nonperforming loans and total nonperforming assets:

	As of September 30,
	2010	2009	2008	2007	2006
	($ in 000’s)
Nonaccrual Loans:
Corporate	$67,071	$73,961	$37,462	$-	$-
Residential/Consumer(1)	80,825	55,097	14,571	1,391	2,091
Total	147,896	129,058	52,033	1,391	2,091

Accruing Loans Which are 90 Days Past Due:
Corporate	830	12,461	-	682	-
Residential/Consumer	5,257	16,863	6,131	1,992	-
Total	6,087	29,324	6,131	2,674	-

Total Nonperforming Loans	153,983	158,382	58,164	4,065	2,091

Real Estate Owned and Other Repossessed Assets, Net:
Corporate	19,486	4,646	1,928	-	-
Residential/Consumer	8,439	4,045	2,216	1,653	-
Total	27,925	8,691	4,144	1,653	-

Total Nonperforming Assets, Net	$181,908	$167,073	$62,308	$5,718	$2,091
Total Nonperforming Assets as a % of Total Loans, Net and Other Real Estate Owned, Net	2.97%	2.53%	0.88%	0.12%	0.09%

(1)
Of the total residential/consumer nonaccrual loans, there are residential mortgage loans totaling $68.7 million and $43.8 million, as of September 30, 2010 and 2009, respectively, for which a charge-off had previously been recorded.

The table of nonperforming assets above excludes $8.2 million and $1.3 million of residential troubled debt restructurings, which were performing in accordance with the restructured terms as of September 30, 2010 and 2009, respectively.  There were no loans modified in troubled debt restructurings, which were excluded from the table above for the years ended September 30, 2008, 2007 and 2006.

As of September 30, 2010 RJ Bank had commitments to lend an additional $623,000 on one nonperforming corporate loan, which was classified as a troubled debt restructuring.  As of September 30, 2009, RJ Bank had commitments to lend an additional $5.2 million on nonperforming loans which were not classified as troubled debt restructurings.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $7.9 million, $7.8 million, and $1.4 million for the years ended September 30, 2010, 2009 and 2008, respectively.  The interest income recognized on nonperforming loans was $1.3 million, $607,000 and $231,000 for the years ended September 30, 2010, 2009 and 2008, respectively.

The following table provides a summary of RJ Bank’s impaired loans as of September 30, 2010 and 2009:

	September 30, 2010		September 30, 2009
	Gross Recorded Investment	Allowance For Losses	Gross Recorded Investment	Allowance For Losses
	(in 000’s)
Impaired Loans with Allowance for Loan Losses:(1)
Corporate	$60,598	$8,469	$68,549	$7,383
Residential/Consumer	12,578	2,812	2,879	1,507
Total	73,176	11,281	71,428	8,890

Impaired Loans without Allowance for Loan Losses:(2)
Corporate	$6,473	$-	$5,411	$-
Residential/Consumer	3,552	-	1,244	-
Total	10,025	-	6,655	-
Total Impaired Loans	$83,201	$11,281	$78,083	$8,890

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)	When the discounted cash flow’s collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.

The average balance of the impaired loans and the related interest income recognized in the Consolidated Statements of Income for the years ended September 30, 2010, 2009 and 2008 were as follows:

	As of September 30,
	2010	2009	2008
	(in 000’s)
Average Impaired Loan Balance:
Corporate	$58,266	$62,285	$15,811
Residential/Consumer	6,952	3,143	-
Total	$65,218	$65,428	$15,811

Interest Income Recognized:
Corporate	$-	$-	$-
Residential/Consumer	124	43	-
Total	$124	$43	$-

Changes in the allowance for loan losses of RJ Bank were as follows:

	Year Ended September 30,
	2010	2009	2008	2007	2006
	($ in 000’s)

Allowance for Loan Losses, Beginning of Period	$150,272	$88,155	$47,022	$18,694	$7,593
Provision For Loan Losses	80,413	169,341	54,749	29,410	11,153
Charge-Offs:
Real Estate Construction Loans	-	(3,222)	-	(629)	-
Commercial Real Estate Loans	(56,402)	(77,317)	(10,169)	-	-
Residential Mortgage Loans	(30,837)	(27,314)	(3,745)	(454)	(61)
Total Charge-Offs	(87,239)	(107,853)	(13,914)	(1,083)	(61)
Recoveries:
Commercial Real Estate Loans	2,349	1	-	-	-
Residential Mortgage Loans	1,289	628	298	1	9
Total Recoveries	3,638	629	298	1	9
Net Charge-Offs	(83,601)	(107,224)	(13,616)	(1,082)	(52)
Allowance for Loan Losses, End of Period	$147,084	$150,272	$88,155	$47,022	$18,694

Net Charge-Offs to Average Bank Loans, Net Outstanding	1.30%	1.43%	0.22%	0.03%	-

The reserves for unfunded lending commitments, included in Trade and Other Payables on our Consolidated Statements of Financial Condition, were $11.9 million and $9.4 million at September 30, 2010 and September 30, 2009, respectively.

RJ Bank’s net interest income after provision for loan losses for the years ended September 30, 2010, 2009 and 2008 was $179.2 million, $153.1 million, and $160.8 million, respectively.

NOTE 8 – PREPAID EXPENSES AND OTHER ASSETS:

Prepaid expenses and other assets at September 30, 2010 and 2009 include the following:

	September 30,
	2010	2009
	(in 000's)

Investments in Company-Owned Life Insurance(1)	$140,526	$117,731
Investment in FHLB stock	127,049	59,774
Prepaid Expenses	76,046	37,483
Low-Income Housing Tax Credit Fund Financing Asset(2)	43,398	-
Other Assets	64,338	45,439
Prepaid Expenses and Other Assets	$451,357	$260,427

(1)
We own a significant number of life insurance policies utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans, see Notes 20 and 21 for information on the non-qualified deferred compensation plans.  As of September 30, 2010, we own 1,366 life insurance policies with a cumulative face value of $702.9 million.

(2)
During fiscal year 2010, we sold a portion of our investment in a low-income housing tax credit fund.  As part of the terms of the sale, we provided a guaranteed return to the purchaser.  As a result of this guarantee obligation, we are the primary beneficiary of this fund (see Note 9 for further information regarding the consolidation of this fund) and we have accounted for this transaction as a financing.  As a financing transaction, we continue to account for the asset transferred to the purchaser, and provide for an offsetting liability related to our obligations under the guarantee.  As the benefits are delivered to the purchaser of the investment, this financing asset and liability will decrease.  The offsetting financing liability in the amount of $43.4 million is included in our Trade and Other Payables on our Consolidated Statements of Financial Condition.  See Note 17 for further discussion of our obligations under the guarantee.

NOTE 9 - VARIABLE INTEREST ENTITIES:

A VIE requires consolidation by the entity’s primary beneficiary.  Examples of entities that may be VIE’s include certain legal entities structured as corporations, partnerships or limited liability companies. The primary beneficiary is the party to the VIE that absorbs a majority of the VIE’s expected losses, receives a majority of its expected residual returns, or both. In order to be a VIE, the equity investors in the entity by its design either lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we are the primary beneficiary. We hold variable interests in the following VIE’s: Raymond James Employee Investment Funds I and II (the “EIF Funds”), a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”), certain low- income housing tax credit fund entities in which Raymond James Tax Credit Funds, Inc. (“RJTCF”) holds an interest (“LIHTC Funds”), and various other partnerships and limited liability companies (“LLCs”) involving real estate (“Other Real Estate Limited Partnerships and LLCs”).

VIEs where we are the Primary Beneficiary

Of the VIE’s in which we hold an interest, we have determined that the EIF Funds, the Restricted Stock Trust Fund and certain of RJTCF’s LIHTC Fund entities require consolidation in our financial statements as we are the primary beneficiary of those VIE’s.  The aggregate assets and liabilities of the entities we consolidate are provided in the table below.

	Aggregate Assets(1)	Aggregate Liabilities(1)
	(in 000’s)
September 30, 2010:
LIHTC Funds	$234,742	$94,028
Guaranteed LIHTC Fund	75,449	2,382
Restricted Stock Trust Fund	7,969	4,429
EIF Funds	18,215	-
Total	$336,375	$100,839

September 30, 2009:
LIHTC Funds	$325,363	$154,243
Restricted Stock Trust Fund	12,334	5,985
EIF Funds	18,431	-
Total	$356,128	$160,228

(1)	Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to elimination of intercompany assets and liabilities held by the consolidated VIE.

The following table presents information about the carrying value of the assets, liabilities and equity of the VIEs which we consolidate and are included within our Consolidated Statements of Financial Condition. The noncontrolling interests presented in this table represent the portion of these net assets which are not ours:

	As of September 30,
	2010	2009
	(in 000’s)
Assets:
Cash and Cash Equivalents	$14,188	$12,393
Receivables, Other	6,104	2,803
Investments in Real Estate Partnerships – Held by Variable Interest Entities	280,890	270,139
Trust Fund Investment in Raymond James Financial, Inc. Common Stock(1)	7,798	12,120
Prepaid Expenses and Other Assets	19,398	17,195
Total Assets	$328,378	$314,650

Liabilities And Equity:
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships(2)	$76,464	$89,244
Trade and Other Payable	2,722	1,964
Intercompany Payable	16,930	20,033
Total Liabilities	96,116	111,241

RJF Equity	5,205	55,092
Noncontrolling Interests	227,057	148,317
Total Equity	232,262	203,409
Total Liabilities and Equity	$328,378	$314,650

(1)	Included in treasury stock in our Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans (see Note 13 for additional information).

The following table presents information about the net income (loss) of the VIEs which we consolidate and are included within our Consolidated Statements of Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which are not ours:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)
Revenues:
Interest	$13	$71	$657
Other	5,793	2,621	7,229
Total Revenues	5,806	2,692	7,886

Interest Expense	4,457	4,817	5,604
Net (Expense) Revenues	1,349	(2,125)	2,282

Non-Interest Expenses	15,445	18,060	11,900
Net Loss Including Noncontrolling Interests	(14,096)	(20,185)	(9,618)
Net Loss Attributable to Noncontrolling Interests	(13,392)	(17,934)	(10,506)
Net (Loss) Income Attributable to RJF	$(704)	$(2,251)	$888

EIF Funds

The EIF Funds are limited partnerships for which we are the general partner. The EIF Funds invest in certain of our private equity activities as well as other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain of our key employees.  We are deemed to be the primary beneficiary, and accordingly, we consolidate the EIF Funds.

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

Low-Income Housing Partnerships

RJTCF is a wholly-owned subsidiary of RJF and is the managing member or general partner in approximately 64 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as limited liability companies or limited partnerships for the purpose of investing in a number of project partnerships, which are limited partnerships that in turn purchase and develop low-income housing properties qualifying for tax credits.

Our determination of the primary beneficiary of each tax credit fund VIE requires judgment and is based on an analysis of all relevant facts and circumstances, including: (1) the existence of a principal-agency relationship between investor member(s) and managing member, (2) the relationship and significance of the activities of the VIE to each member, (3) each member’s exposure to the expected losses of the VIE, and (4) the design of the VIE. In the design of tax credit fund VIEs, the overriding premise is that the investor members invest solely for tax attributes associated with the portfolio of low-income housing properties held by the fund, while RJTCF as the managing member or general partner of the fund is responsible for overseeing the fund’s operations.

Guaranteed Low-Income Housing Tax Credit Fund

In conjunction with a fiscal year 2010 sale of our investor member interest in one of the tax credit funds in which RJTCF is the managing member, RJTCF provided the acquirer with a guaranteed return on their investment in the fund (the “Guaranteed LIHTC Fund”).  See Note 8 for further information on the accounting for this transaction as a financing.  As a result of this guarantee obligation, we have determined that we are the primary beneficiary of, and accordingly we consolidate, this fund.  See Note 17 for further discussion of the guarantee obligation.

Non-Guaranteed Low-Income Housing Tax Credit Funds

As the managing member or general partner of the fund, except for the one guaranteed fund discussed above, RJTCF does not provide guarantees related to the delivery or funding of tax credits or other tax attributes to the investor members or limited partners of these tax credit funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investment. Additionally, under the tax credit funds’ designed structure, the investor member(s) or limited partner(s) also receive a greater proportion of any proceeds upon a sale of a project partnership held by a tax credit fund (fund level residuals) than does RJTCF.

We have concluded that the determination of whether RJTCF is the primary beneficiary of its non-guaranteed low-income housing tax credit funds is primarily dependent upon each respective member’s ownership interest in the fund. In instances where there is a single investor member that holds a 50% or more interest in the total fund’s tax credits and tax loss benefits, RJTCF is not deemed to be the primary beneficiary of such non-guaranteed fund given that one investor member has the majority of the exposure to the fund’s expected benefits and losses. Conversely, for those tax credit fund VIEs where there is not one single investor member holding a 50% or more interest in the fund’s tax credits and tax loss benefits, then RJTCF is deemed to be the primary beneficiary of such tax credit fund VIEs.

RJTCF has concluded that it is the primary beneficiary in approximately 13 of the 61 non-guaranteed low-income housing tax credit funds it has determined to be VIEs, and accordingly, consolidates these funds.

VIEs where we hold a variable interest but we are not the Primary Beneficiary

We have determined that we are not the primary beneficiary of certain VIEs in which we hold an interest.  The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but we are not the primary beneficiary, are provided in the table below.

	As of September 30,
	2010			2009
	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss
	(in 000’s)

LIHTC Funds	$1,303,500	$302,749	$10,691	$1,148,622	$165,411	$7,292
Other Real Estate Limited Partnerships and LLCs	51,166	38,699	20,246	11,003	20,994	804
Total	$1,354,666	$341,448	$30,937	$1,159,625	$186,405	$8,096

Low-Income Housing Partnerships

RJTCF is not the primary beneficiary of 48 of the low-income housing tax credit funds it determined to be VIEs, and accordingly, we do not consolidate these funds. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

Other Real Estate Limited Partnerships and LLCs

As of September 30, 2010, we have a variable interest in several limited partnerships involved in various real estate activities in which one of our subsidiaries is the general partner.  In addition, RJ Bank has a variable interest in several LLCs involved in foreclosure or obtaining of deeds in lieu of foreclosure, as well as the disposal of the collateral associated with impaired syndicated loans.  Given that we either are not entitled to receive the majority of any residual returns, or we do not have the ability to significantly influence the financial results of these partnerships or LLCs, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships or LLCs.  The carrying value of our investment in these partnerships or LLCs represents our risk of loss.

Entities evaluated but determined not to be VIEs

RJTCF has determined that two of its LIHTC Funds are not VIEs. These funds are held 99% by RJTCF. At September 30, 2010, only one of these funds had any material activity. These funds typically hold interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the limited partnership or fund is sold to third-parties. These funds did not have any assets or liabilities as of September 30, 2010.  As of September 30, 2009, these funds had assets of approximately $1.6 million, which are included in Other Assets in our Consolidated Statements of Financial Condition, and which also represent our risk of loss as of that date.

See Note 17 for discussion of our commitments related to RJTCF.

Impact of new accounting guidance in our fiscal year 2011

The FASB has issued new guidance amending the existing pronouncement related to the consolidation of VIEs. Among its changes to the existing guidance, this new guidance changes the approach to determine a VIEs’ primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any VIEs to which we are a party. This new guidance is not effective for us until October 1, 2010 and earlier adoption is prohibited. We do not expect significant changes in our conclusions of whether we are the primary beneficiary of the entities in which we hold a variable interest to result from our fiscal year 2011 application of this new guidance.

NOTE 10 - PROPERTY AND EQUIPMENT:

	As of September 30,
	2010	2009
	(in 000's)

Land	$18,644	$18,644
Construction in Process	2,111	1,325
Software Development	4,585	4,020
Buildings, Leasehold and Land Improvements	174,680	171,411
Furniture, Fixtures, and Equipment	207,437	204,358
	407,457	399,758

Less: Accumulated Depreciation and Amortization	(236,689)	(213,526)
	$170,768	$186,232

NOTE 11 - BANK DEPOSITS:

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate at September 30, 2010 and 2009:

	September 30,
	2010		2009
	Balance	Weighted- Average Rate(1)	Balance	Weighted- Average Rate(1)
	($ in 000's)
Bank Deposits:
NOW Accounts	$3,563	0.01%	$3,413	0.01%
Demand Deposits (Non-Interest Bearing)	3,089	-	3,672	-
Savings and Money Market Accounts(2)	6,855,490	0.12%	9,222,823	0.12%
Certificates of Deposit	217,576	2.94%	193,479	3.45%
Total Bank Deposits	$7,079,718	0.21%	$9,423,387	0.19%

(1)	Weighted-average rate calculation is based on the actual deposit balances at September 30, 2010 and 2009, respectively.

(2)
Bank deposits at September 30, 2010 and 2009 included additional deposits received through the Raymond James Bank Deposit Program (“RJBDP”) associated with the point-in-time regulatory balance sheet composition requirements of RJ Bank. Bank deposits at September 30, 2010 also exclude affiliate deposits of approximately $400 million associated with the point-in-time regulatory requirements.  See Note 22 for discussion of the September 30, 2010 and 2009 point-in-time regulatory requirements.

RJ Bank’s Savings and Money Market Accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the RJBDP administered by RJ&A.

Scheduled maturities of certificates of deposit at September 30, 2010 and 2009 were as follows:

	September 30,
	2010		2009
	Denominations Greater than or Equal to $100,000	Denominations Less than $100,000	Denominations Greater than or Equal to $100,000	Denominations Less than $100,000
	(in 000's)

Three Months or Less	$6,378	$10,734	$13,061	$16,097
Over Three Through Six Months	5,098	10,921	6,886	17,454
Over Six Through Twelve Months	14,982	26,387	12,156	30,128
Over One Through Two Years	6,925	15,905	13,580	29,632
Over Two Through Three Years	16,084	14,621	2,720	10,226
Over Three Through Four Years	9,064	14,349	8,993	10,507
Over Four Through Five Years	29,806	36,322	8,742	13,297
Total	$88,337	$129,239	$66,138	$127,341
Interest expense on deposits is summarized as follows:

	Year Ended September 30,
	2010		2009	2008
	(in 000's)

Certificates of Deposit	$6,563		$8,229	$10,780
Money Market, Savings and NOW Accounts	9,480	(1)	15,794	174,252
Total Interest Expense on Deposits	$16,043		$24,023	$185,032

(1)
Excludes interest expense on deposits from affiliates associated with point-in-time regulatory requirements (See Note 22 for discussion of the September 30, 2010 point-in-time regulatory requirements).

NOTE 12 – OTHER BORROWINGS:

The following table details the components of Other Borrowings as of September 30, 2010 and 2009:

	September 30,
	2010	2009
	(in 000's)
Short-Term Other Borrowings:
Federal Home Loan Bank Advances (1)	$2,445,000	$905,000
Borrowings on Secured Lines of Credit (2)	62,000	30,000
Borrowings on Unsecured Lines of Credit (3)	50,000	-
Total Short-Term Other Borrowings	2,557,000	935,000

Long-Term Other Borrowings:
Federal Home Loan Bank Advances (1)	-	45,000

Total Other Borrowings	$2,557,000	$980,000

(1)
These borrowings at September 30, 2010 are comprised of several short-term fixed-rate advances and one overnight advance. The September 30, 2010 and 2009 FHLB advances included a $2.4 billion and a $900 million, respectively, overnight advance to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. See Note 22 for further discussion of these point-in-time requirements.

The weighted-average interest rates on all FHLB advances as of September 30, 2010 and 2009, were 0.54%, and 0.62%, respectively. The outstanding fixed-rate FHLB advances mature between November 2010 and February 2011. The maximum amount of FHLB advances outstanding at any month-end during the years ended September 30, 2010 and 2009 was $2.45 billion and $950 million, respectively.

At September 30, 2010, all of the FHLB advances were secured by a blanket lien on RJ Bank's residential loan portfolio granted to FHLB, $1.3 billion in cash deposits, and $210.9 million in lendable collateral value of agency MBS (see Note 5 for further discussion of the agency MBS).  The FHLB has the right to convert advances totaling $15 million at September 30, 2010 to a floating rate at one or more future dates. RJ Bank has the right to prepay these advances without penalty if the FHLB exercises its right.

(2)	Borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(3)
Borrowings on certain unsecured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.  We had no outstanding borrowings on any unsecured lines of credit as of September 30, 2009.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13.5 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF.  There were no borrowings outstanding on these lines of credit as of either September 30, 2010 or 2009.

The interest rates for all of our U.S. and Canadian secured and unsecured financing facilities are variable and are based on the Fed Funds rate, LIBOR, or Canadian prime rate as applicable. For the fiscal year ended September 30, 2010, interest rates on the U. S. and Canadian utilized financing facilities ranged from 0.39% to 2.75% (on a 360 days per year basis).  For the fiscal year ended September 30, 2009, those interest rates ranged from 0.58% to 5.00% (on a 360 days per year basis).

The interest rates for the settlement lines of credit available to our Argentina joint venture are variable and are based on certain indices including the U.S. prime rate as well as other Argentina-based market indices.  For the fiscal year ended September 30, 2010, interest rates on these settlement lines of credit ranged from 4.25% to 17% (on a 360 days per year basis).  For the fiscal year ended September 30, 2009, the interest rates on these settlement lines of credit ranged from 4% to 18% (on a 360 days per year basis).

As of September 30, 2009, we maintained a $100 million committed unsecured revolving line of credit with no outstanding borrowings. This facility expired under its terms on February 4, 2010. We elected not to renew this revolving credit facility upon its expiration. There were no borrowings made under this facility since its inception on February 6, 2009.

As of September 30, 2010, in addition to the $62 million of secured borrowings and $50 million in unsecured borrowings outstanding which are described above, there were other collateralized financings outstanding in the amount of $233.3 million. These other collateralized financings are included in Securities Sold Under Agreements to Repurchase on the Consolidated Statements of Financial Condition. As of September 30, 2009, in addition to the $30 million of secured borrowings described above, there were other collateralized financings outstanding in the amount of $74.3 million which are included in Securities Sold Under Agreements to Repurchase on the Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

NOTE 13 - LOANS PAYABLE RELATED TO INVESTMENTS BY VARIABLE INTEREST ENTITIES IN
REAL ESTATE PARTNERSHIPS:

Certain of the VIEs’ that we consolidate have borrowings which are comprised of non-recourse loans. These loans have imputed interest rates ranging from 5.17% to 5.60%. Payments on these loans are made semi-annually by the borrowing VIE directly to the third-party lender.  These loans mature on dates ranging from January 2, 2015 through January 2, 2018.  We are not contingently obligated under any of these loans.  See Note 9 for additional information regarding the entities determined to be VIEs, and which of those entities we consolidate.

VIEs’ loans payable at September 30, 2010 and September 30, 2009 are presented below:

	September 30,
	2010	2009
	(in 000's)

Current Portion of Loans Payable	$12,804	$12,780
Long-Term Portion of Loans Payable	63,660	76,464
Total Loans Payable	$76,464	$89,244

The principal amount of the VIEs’ borrowings at September 30, 2010, based on their contractual terms, mature as follows (in 000’s):

September 30,
2010
(in 000’s)

Fiscal 2011	$12,804
Fiscal 2012	13,090
Fiscal 2013	13,547
Fiscal 2014	13,549
Fiscal 2015	11,606
Fiscal 2016 and thereafter	11,868
Total	$76,464

NOTE 14 – CORPORATE DEBT:

The following summarizes our corporate debt as of September 30, 2010 and 2009:

	September 30,
	2010	2009
	(in 000's)

Mortgage Notes Payable(1)	$56,009	$59,084
8.60% Senior Notes, due 2019, net of unamortized discount of $45 thousand and $50 thousand at September 30, 2010 and 2009, respectively (2)	299,955	299,950
Total Corporate Debt	$355,964	$359,034

(1)
Mortgage notes payable pertains to a mortgage loan for the financing of our headquarters office complex. The mortgage loan bears interest at 5.7% and is secured by land, buildings, and improvements with a net book value of $62.3 million at September 30, 2010.

(2)
In August 2009, we sold in a registered underwritten public offering, $300 million in aggregate principal amount of 8.60% senior notes due August 2019. Interest on these senior notes is payable semi-annually. We may redeem these senior notes in whole at any time, or in part from time to time prior to the maturity date, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 50 basis points, plus accrued and unpaid interest thereon to the redemption date.

Our corporate debt as of September 30, 2010, based upon its contractual terms, matures as follows (in 000’s):

September 30,
2010
(in 000’s)

Fiscal 2011	$3,255
Fiscal 2012	3,445
Fiscal 2013	3,647
Fiscal 2014	3,860
Fiscal 2015	4,086
Fiscal 2016 and thereafter	337,671
Total	$355,964

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS:

We enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or for our own account. The majority of our derivative positions are executed in the over-the-counter market with financial institutions. These positions are recorded at fair value with the related gain or loss and interest recorded in earnings within the Consolidated Statements of Income. The revenue related to the interest rate contracts includes realized and unrealized gains and losses on derivative instruments. Cash flows related to these fixed income interest rate contracts are included as Operating Activities (the “Trading Instruments, Net” line) on the Consolidated Statements of Cash Flows for the period.

We elect to net-by-counterparty the fair value of interest rate swap contracts entered into by our Fixed Income Trading group. Certain of these contracts contain a legally enforceable master netting arrangement and therefore, the fair value of those swap contracts are netted by counterparty in the Consolidated Statements of Financial Condition. As we elect to net-by-counterparty the fair value of interest rate swap contracts, we also net-by-counterparty any collateral exchanged as part of the swap agreement. The master netting agreement allows for netting of all individual swap receivables and payables with each counterparty. The credit support annex allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  This cash collateral is recorded net-by-counterparty at the related fair value. The cash collateral included in the net fair value of all open derivative asset positions aggregates to a net asset of $10.6 million at September 30, 2010, and a net liability of $2.2 million at September 30, 2009. The cash collateral included in the net fair value of all open derivative liability positions aggregates to a net liability of $1.8 million at September 30, 2010, and a net asset of $10.3 million at September 30, 2009. Our maximum loss exposure under these interest rate swap contracts at September 30, 2010 is $26.9 million.

To mitigate interest rate risk in a significantly rising rate environment, during the year ended September 30, 2008, RJ Bank purchased three-year term interest rate caps, whose notional value is $1.5 billion, with high strike rates (more than 300 basis points higher than rates in effect as of their date of purchase).  These interest rate caps will increase in value if interest rates rise and will entitle RJ Bank to cash flows if interest rates rise above strike rates. In addition, RJ Bank, in the ordinary course of business, enters into commitments to sell originated fixed-rate mortgage loans as well as SBA loans. These derivative instruments are recorded at fair value with any changes in fair value recorded in earnings within the Consolidated Statements of Income for the period. Cash flows related to these derivative instruments are included in Operating Activities on the Consolidated Statements of Cash Flows.  Our maximum loss exposure under these derivative instruments is insignificant to the consolidated financial statements at September 30, 2010.

From time to time, a subsidiary of RJTCF has made commitments to provide certain loans of a relatively long duration at a fixed rate of interest (“Permanent Loan Commitments”) directly to certain low-income housing project partnerships. In these instances, Permanent Loan Commitments meet the criteria of a derivative. The Permanent Loan Commitments are recorded at fair value with any changes in fair value recorded in earnings within the Consolidated Statements of Income. Cash flows related to these commitments are reflected in Operating Activities on the Consolidated Statements of Cash Flows. As of September 30, 2010, there are no outstanding Permanent Loan Commitments.

None of our derivatives are designated as fair value or cash flow hedges.

See the table below for the notional and fair value amounts of both the asset and liability derivatives at September 30, 2010 and September 30, 2009:

	Asset Derivatives
	September 30, 2010			September 30, 2009
	Balance Sheet Location	Notional Amount	Fair Value(1)	Balance Sheet Location	Notional Amount	Fair Value(1)
	(in 000’s)
Derivatives Not Designated As Hedging Instruments:
Interest rate contracts:	Trading Instruments	$1,130,767	$102,490	Trading Instruments	$1,311,262	$104,956
	Other Assets	1,500,000	-	Other Assets	1,500,000	297
Forward sale contracts:	Trading Instruments	-	-	Trading Instruments	5,861	222

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Consolidated Statements of Financial Condition is presented net.

	Liabilities Derivatives
	September 30, 2010			September 30, 2009
	Balance Sheet Location	Notional Amount	Fair Value(1)	Balance Sheet Location	Notional Amount	Fair Value(1)
	(in 000’s)
Derivatives Not Designated As Hedging Instruments:
Interest rate contracts:	Trading Instruments Sold	$1,172,927	$86,039	Trading Instruments Sold	$1,125,501	$85,375
Forward sale contracts:	Trade and Other Payables	15,523	105	Trade and Other Payables	2,489	6

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Consolidated Statements of Financial Condition is presented net.

See the table below for the impact of the derivatives not designated as hedging instruments on the Consolidated Statements of Income for the fiscal years ended September 30, 2010, 2009 and 2008, respectively:

		Amount of Gain (Loss) on Derivatives recognized in Income
		Fiscal Year Ended September 30,
	Location of Gain (Loss) recognized on Derivatives in Consolidated Statements of Income	2010	2009	2008
		(in 000’s)
Derivatives Not Designated As Hedging Instruments:
Interest rate contracts:	Net Trading Profits	$(3,471)	$(505)	$(3,512)
	Other Revenues	(297)	(1,004)	(521)
Forward sale contracts:	Other Revenues	(222)	222	-
	Other Expenses	(66)	(3)	2

We are exposed to credit losses in the event of nonperformance by the counterparties to our interest rate derivative agreements. We perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings. Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements. We may require collateral in the form of cash deposits from counterparties to support these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties. We are also exposed to interest rate risk related to our interest rate derivative agreements. For the derivatives included in trading instruments and trading instruments sold on our Consolidated Statements of Financial Condition, we monitor exposure in our derivative agreements daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis and volatility risks. These exposures are monitored both on a total portfolio basis and separately for each agreement for selected maturity periods.

NOTE 16 - INCOME TAXES:

Total income taxes were allocated as follows:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)
Recorded in:
Income including noncontrolling interests	$133,625	$96,024	$151,776
Equity, for compensation expense for tax purposes in excess of
amounts recognized for financial reporting purposes	(2,280)	(3,210)	(4,460)
Equity, for Available for Sale Securities	17,020	(2,963)	(31,702)
Total	$148,365	$89,851	$115,614

Our provision (benefit) for income taxes consists of the following:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)
Current:
Federal	$140,482	$125,557	$110,001
State	15,592	13,264	12,860
Foreign	3,380	1,875	(1,221)
	159,454	140,696	121,640
Deferred:
Federal	(23,190)	(39,266)	21,250
State	(2,778)	(4,538)	2,509
Foreign	139	(868)	6,377
	(25,829)	(44,672)	30,136
	$133,625	$96,024	$151,776

Our income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)

Provision calculated at statutory rates	$126,667	$87,071	$135,399
State income taxes, net of federal benefit	8,329	5,672	9,990
Other, net	(1,371)	3,281	6,387
	$133,625	$96,024	$151,776

U.S. and foreign components of income before income taxes were as follows:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)

U.S.	$356,067	$256,659	$371,118
Foreign	5,841	(7,885)	15,736
Income Before Provision for Income Taxes	$361,908	$248,774	$386,854

The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset (liability) items are as follows:

	September 30,
	2010	2009
	(in 000’s)
Deferred Tax Assets:
Deferred compensation	$70,445	$45,443
Allowances for loan losses and reserves for unfunded commitments	62,562	61,326
Interest on nonaccrual loans	228	3,943
Unrealized loss	30,460	44,336
Accrued expenses	15,100	19,329
Capitalized expenditures	3,747	6,797
Net operating loss and credit carryforwards	3,075	3,081
Other	16,087	11,959
Total Gross Deferred Tax Assets	201,704	196,214
Less: Valuation Allowance	(3,075)	(3,081)
Total Deferred Tax Assets	198,629	193,133
Deferred Tax Liabilities:
Aircraft leases	(6,793)	(8,096)
Undistributed earnings of foreign subsidiaries	(16,143)	(15,943)
Other	(10,485)	(12,695)
Total Deferred Tax Liabilities	(33,421)	(36,734)
Net Deferred Tax Assets	$165,208	$156,399

We have a net deferred tax asset at September 30, 2010 and September 30, 2009. This asset includes net operating loss carryforwards that will expire between 2012 and 2030. A valuation allowance for the fiscal year ended September 30, 2010 has been established for state net operating losses and foreign tax credit carryforwards due to management’s belief that, based on our historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, it is more likely than not that the tax carryforwards will expire unutilized. We believe that the realization of the remaining net deferred tax asset of $165.2 million is more likely than not based on the ability to carryback losses against prior year taxable income and expectations of future taxable income.

We have provided for U.S. deferred income taxes in the amount of $16.1 million on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries.  To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries are considered to be permanently invested, no deferred U.S. federal income taxes have been provided.  As of September 30, 2010, we had approximately $107.7 million of cumulative undistributed earnings attributable to foreign subsidiaries for which no provisions have been recorded for income taxes that could arise upon repatriation.  It is not practicable to determine the amount of income taxes that would be payable in the event all such foreign earnings are repatriated.

The current tax receivable, included in other receivables, was $10.9 million and $5.7 million as of September 30, 2010 and 2009, respectively.

At September 30, 2010 and September 30, 2009 our liability for unrecognized tax benefits was $4.3 and $4.6 million, respectively. At September 30, 2010 the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.4 million. Approximately $1.4 million of the decrease in unrecognized tax benefits was the result of the lapse of various state tax statutes of limitation. We anticipate that the unrecognized tax benefits will not change significantly over the next 12 months.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. During the year ended September 30, 2010, accrued interest expense related to unrecognized tax benefits decreased by approximately $138,000. During the year ended September 30, 2010, penalty expense related to unrecognized tax benefits decreased by approximately $85,000. Interest and penalties accrued as of September 30, 2010 and September 30, 2009 was $1.4 million and $1.6 million, respectively.

The aggregate changes in the liability for unrecognized tax benefits during the years ended September 30, 2010, 2009 and 2008 are as follows:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)

Liability for unrecognized tax benefits at beginning of fiscal year	$4,565	$4,862	$8,579
Increases for tax positions related to the current year	1,108	779	932
Increases for tax positions related to prior years	353	219	80
Decreases for tax positions related to prior years	(70)	(114)	(3,516)
Reductions due to lapsed statute of limitations	(1,433)	(1,037)	(814)
Decreases related to settlements	(215)	(144)	(399)
Liability for unrecognized tax benefits at end of fiscal year	$4,308	$4,565	$4,862

We file U. S. federal income tax returns as well as returns with various states, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2010 for federal tax returns, fiscal year 2006 for state and local tax returns and fiscal year 2002 for foreign tax returns. Certain transactions occurring in fiscal year 2010 are currently being examined under the IRS Compliance Assurance Program.  This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The fiscal year 2010 IRS audit and state audits in process are expected to be completed in fiscal year 2011.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND GUARANTEES:

Commitments and Contingencies

As of September 30, 2010, RJ Bank had not settled purchases of $30.5 million in syndicated loans.  These loan purchases are expected to be settled within 90 days. As of September 30, 2009, there were no purchases of syndicated loans that had not settled.

RJ Bank has committed $2 million to a small business investment company which provides capital and long-term loans to small businesses.  As of September 30, 2010, we have invested $730,000 of the committed amount and the distributions received have been insignificant.

See Note 23 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

In the normal course of business, we enter into underwriting commitments. As of September 30, 2010, RJ&A had no open transactions related to such commitments.  Transactions relating to such commitments of RJ Ltd. that were recorded and open at September 30, 2010 were approximately $25 million in Canadian dollars (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At September 30, 2010, we had client margin securities valued at $100.6 million pledged with a clearing organization to meet our requirement of $100.6 million. At September 30, 2009, we had client margin securities valued at $212.4 million pledged with a clearing organization to meet our requirement of $110 million.

We offer loans to financial advisors and certain key revenue producers primarily for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including but not limited to the financial advisor joining us and meeting certain production requirements. In certain circumstances, we may make commitments prior to funding them. As of September 30, 2010, we made commitments of approximately $12.1 million that have not yet been funded.

We have committed a total of $60.3 million, in amounts ranging from $200,000 to $5 million, to 44 different independent venture capital or private equity partnerships.  In addition, we have a commitment totaling $38.2 million to two additional private equity limited partnerships.  As of September 30, 2010, we have invested $60.2 million of the committed amounts and have received $34.6 million in distributions.  We also control the general partner in one internally sponsored private equity limited partnership to which we have committed and invested $6.5 million, and have received $4.5 million in distributions as of September 30, 2010.

We are the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of ours and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain qualified key employees of ours. At September 30, 2010, the funds have unfunded commitments of $745,000.  See Note 9 for additional information regarding our consolidation of the EIF Funds.

We have committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, aggregating up to $125 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits (“project partnerships”). These investments in project partnerships are then sold to various tax credit funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings.

RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At September 30, 2010, cash funded to invest in either loans or investments in project partnerships was $16 million.

At September 30, 2010, the approximate market values of collateral received that we can repledge, were:

Sources of Collateral
(in 000’s)
Securities Purchased Under Agreements to Resell and Other Collateralized Financings	$343,975
Securities Received in Securities Borrowed vs. Cash Transactions	254,780
Collateral Received for Margin Loans	1,167,602
Total	$1,766,357

During the year certain collateral was repledged. At September 30, 2010, the approximate market values of this portion of collateral and financial instruments that we own and pledged, were:

Uses of Collateral and Trading Securities
(in 000’s)
Securities Sold Under Agreements to Repurchase	$251,394
Securities Delivered in Securities Loaned vs. Cash Transactions	673,467
Collateral Used for Cash Loans	92,216
Collateral Used for Deposits at Clearing Organizations	145,495
Total	$1,162,572

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

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJCS”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJCS. At September 30, 2010, the current exposure under these guarantees was $3.4 million, which was underwritten as part of the larger corporate credit relationship. At September 30, 2009, the exposure under these guarantees was $12.1 million. The outstanding interest rate swaps at September 30, 2010 have maturities ranging from July 2012 through October 2016.  The estimated total potential exposure under these guarantees is $4.6 million at September 30, 2010.

We guarantee interest rate swap obligations of RJCS. See Note 15 for additional information regarding our interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At September 30, 2010, there were no outstanding performance guarantees in Argentina.

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

We guarantee the existing mortgage debt of RJ&A of approximately $56 million.  See Notes 12, 13 and 14 for information regarding our other financing arrangements.

RJTCF issues certain guarantees to various third-parties related to project partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $2.2 million as of September 30, 2010.

During the first quarter of fiscal year 2009, RJTCF sold 42 units in one of its fund offerings (“Fund 34”) to third-parties, and one of our subsidiaries purchased the remaining 58 units of the fund. During the second quarter of fiscal year 2009, the subsidiary sold five of the 58 units it held in Fund 34 to an unrelated third-party. In conjunction with these two sale transactions which aggregated to 47 units of Fund 34, RJTCF provided certain specific performance guarantees to the third-party acquirers. These performance guarantees include a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution.  Those circumstances depend upon the quantity and timing of the qualification of tax credits by the underlying projects within Fund 34.  Based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any refunds will be paid to any of these third-parties under these performance guarantees.  The maximum exposure to loss represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $55.3 million as of September 30, 2010.  We are guaranteeing this subsidiary’s performance on these guarantees.

During the fourth quarter of fiscal year 2010, our subsidiary transferred 49.9 of its remaining units of Fund 34 to an unrelated third-party in exchange for cash and receivables totaling approximately $43.4 million.  We recognized a $3.6 million loss on this transaction for the year ended September 30, 2010, which is reflected as a component of Other Revenues in our Consolidated Statements of Income.  In conjunction with this transaction, our subsidiary provided the acquirer of these units with a guaranteed return on their investment.  We are guaranteeing this subsidiary’s performance on this guarantee.  Should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next 10 years, our subsidiary is obligated to provide the investor with a specified return.  As a result of the guarantee obligation, we have accounted for this transaction as a financing.  Accordingly, a $43.4 million financing asset is included in Prepaid Expenses and Other Assets (see Note 8), and an offsetting $43.4 million liability is included in Trade and Other Payables, on our Consolidated Statements of Financial Condition as of September 30, 2010. The maximum exposure to loss under this guarantee represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $57.1 million at September 30, 2010.  Based upon the most recent projections and the performance of Fund 34, we do not anticipate that any such payments to investors will be required.  See Note 9 for the impact of this guarantee on the VIE determinations associated with this LIHTC fund.

Lease Commitments

Long-term lease agreements expire at various times through fiscal 2021. Minimum annual rental payments under such agreements for the succeeding five fiscal years are approximately: $44.4 million in 2011, $39.5 million in 2012, $34 million in 2013, $24.3 million in 2014, $19.4 million in 2015 and $50.2 million thereafter. Certain leases contain rent holidays, leasehold improvement incentives, renewal options and/or escalation clauses.  Rental expense incurred under all leases, including equipment under short-term agreements, aggregated to $55.2 million, $55.2 million and $50.1 million in fiscal years 2010, 2009 and 2008, respectively.

Legal Matter Contingencies

In connection with Auction Rate Securities (“ARS”), our principal broker-dealers, RJ&A and Raymond James Financial Services, Inc. (“RJFS”), have been subject to on-going investigations, with which they have been cooperating fully, by the Securities Exchange Commission, the New York Attorney General’s Office and Florida’s Office of Financial Regulation.  We believe we have meritorious defenses, and therefore, any action by a regulatory authority to compel us to repurchase the outstanding ARS held by our clients would likely be vigorously contested by us.  We, in conjunction with other industry participants, continue to actively seek a solution to ARS’ illiquidity.  If we were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or a significant portion of the approximately $600 million of ARS held by our customers at September 30, 2010, we would have to have the cash or borrowing power to do so.  Further, there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect our results of operations.  At this time, we are unable to estimate the amount of any loss related to the ARS matter.

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

NOTE 18 - OTHER COMPREHENSIVE INCOME:

The activity in other comprehensive income and related tax effects are as follows:

	Year Ended September 30,
	2010	2009	2008
	(in 000's)

Net unrealized Gain (Loss) on Available for Sale Securities, net of tax effect of $17,020 in 2010, ($2,963) in 2009, and ($31,702) in 2008	$30,147	$(5,848)	$(54,377)
Net change in Currency Translations	5,459	(1,979)	(9,790)
Other Comprehensive Income	$35,606	$(7,827)	$(64,167)

The components of accumulated other comprehensive income, net of income taxes:

	September 30,
	2010	2009
	(in 000's)

Net unrealized Loss on Securities Available for Sale, net of tax effects of ($18,758) in 2010 and ($35,777) in 2009	$(31,825)	$(61,972)
Net Currency Translations	25,628	20,169
Accumulated Other Comprehensive Income	$(6,197)	$(41,803)

NOTE 19 – OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)
Operating Interest Income:
Margin Balances	$46,650	$37,617	$83,856
Assets Segregated Pursuant to Regulations and Other Segregated Assets	7,685	14,786	126,556
Bank Loans, Net of Unearned Income	257,988	320,167	346,560
Available for Sale Securities	17,846	24,373	31,700
Trading Instruments	18,146	13,112	31,865
Stock Borrow	8,448	10,269	36,843
Interest Income of VIEs	13	71	657
Other	14,116	23,189	66,026
Total Operating Interest Income	370,892	443,584	724,063

Operating Interest Expense:
Brokerage Client Liabilities	3,688	10,958	137,511
Retail Bank Deposits	16,053	24,023	185,032
Stock Loan	3,530	3,838	26,552
Borrowed Funds	6,099	7,946	19,317
Senior Notes	26,091	2,899	-
Interest Expense of VIEs	4,457	4,853	5,604
Other	2,933	2,436	18,213
Total Operating Interest Expense	62,851	56,953	392,229

Net Operating Interest Income	$308,041	$386,631	$331,834

NOTE 20 - EMPLOYEE BENEFIT PLANS:

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

All shares owned by the ESOP are included in earnings per share calculations. Cash dividends paid to the ESOP are reflected as a reduction of retained earnings. The number of shares of our common stock held by the ESOP at September 30, 2010 and 2009 was approximately 5,982,000 and 5,928,000, respectively.  The market value of our common stock held by the ESOP at September 30, 2010 was approximately $151.5 million, of which approximately $2.6 million is unearned (not yet vested) by ESOP plan participants.

We also offer a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for us to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually.

Our Long Term Incentive Plan (“LTIP”) is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements. We have purchased and hold life insurance on the lives of most of those employees participating in the LTIP, to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under this plan. Contributions to the qualified plans and the LTIP contribution for management are made in amounts approved annually by the Board of Directors and management. Compensation expense includes aggregate contributions to these plans of $45.4 million, $34.8 million and $43.3 million for fiscal years 2010, 2009 and 2008, respectively.

Stock-Based Compensation Plans

At September 30, 2010, we had multiple stock-based employee compensation plans, which are described below. We have issued new shares under all plans approved by shareholders but are permitted to reissue our Treasury shares. We measure and recognize compensation expense for share-based awards made to employees and directors based on estimated fair values. In addition, we recognize the resulting realized tax benefit or deficit that exceeds or is less than the previously recognized deferred tax asset for share-based awards (the excess tax benefit) as additional paid-in capital.

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

Under one of our two non-qualified plans, we may grant up to 854,298 shares of common stock to our outside directors. Options vest over a three year period from grant date provided that the director is still serving on our Board. Under our other non-qualified stock option plan, we may grant up to 2,531,250 shares of common stock to key management personnel. Option terms are specified in individual agreements and expire on a date no later than the tenth anniversary of the grant date. Under all fixed stock option plans, the exercise price of each option equals the market price of our stock on the date of grant.

Expense and income tax benefits related to our three fixed stock option plans available for grants to employees and members of our Board of Directors is presented below:

	Year Ended September 30,
	2010	2009	2008
	(in 000's)

Total share-based expense	$8,460	$6,000	$6,568
Income tax benefits related to share-based expense	310	247	273

These amounts may not be representative of future stock-based compensation expense since the estimated fair value of stock options is amortized over the applicable vesting period using the straight-line method and additional options may be granted in future years. The fair value of each fixed option grant for these plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock option grants in fiscal years 2010, 2009, and 2008:

	Year Ended September 30,
	2010	2009	2008

Dividend Yield	1.81%	2.55%	1.36%
Expected Volatility	54.44%	46.99%	29.55%
Risk-free Interest Rate	2.57%	1.57%	3.44%
Expected Lives	5.0 yrs	5.4 yrs	4.7 yrs

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

A summary of option activity of our three fixed stock option plans available for grants to employees and members of our Board of Directors for the fiscal year ended September 30, 2010 is presented below:

	Options For Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at October 1, 2009	3,564,775	$26.21	-	-
Granted	1,546,850	25.29	-	-
Exercised	(342,429)	20.20	-	-
Forfeited	(96,401)	27.59	-	-
Expired	(26,780)	25.53	-	-
Outstanding at September 30, 2010	4,646,015	$26.32	2.77	$3,878,000

Exercisable at September 30, 2010	784,532	$25.50	0.54	$310,000

As of September 30, 2010, there was $16.6 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to stock options for these plans. These costs are expected to be recognized over a weighted-average period of approximately 3.37 years.

The following activity occurred under our three fixed stock option plans available for grants to employees and members of our Board of Directors:

	Year Ended September 30,
	2010	2009	2008
	(in 000's, except per share amounts)

Weighted-average grant date fair value per share	$10.83	$6.22	$8.23
Total intrinsic value of stock options exercised	2,323	3,211	14,001
Total grant date fair value of stock options vested	2,784	7,512	3,796

Cash received from stock option exercises for these plans for the fiscal year ended September 30, 2010 was $6.8 million. There was approximately $600,000 of excess benefits realized during the fiscal year ended September 30, 2010 resulting from the exercise of option awards during the fiscal year.

Restricted Stock Plan

Under the 2005 Restricted Stock Plan we are authorized to issue up to 10,425,000 restricted stock units or restricted shares of common stock to employees and independent contractors. Restricted stock grants under the 2005 Plan are limited to 2,000,000 shares per fiscal year. The 2005 Plan was established to replace, on substantially the same terms and conditions, the 1999 Plan. During the three months ended March 31, 2006, this plan was amended to allow the issuance of restricted stock units as retention measures for certain employees of our Canadian subsidiary. In addition we have, through that Canadian subsidiary, established a trust fund which is associated with the 2005 Plan. This trust fund was established and funded to enable the trust fund to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary (see Note 9 for discussion of our consolidation of this trust fund, which is a VIE). We may grant awards under this plan in connection with initial employment or under various retention plans for individuals who are responsible for a contribution to the management, growth, and/or profitability. Under the plan, the awards are generally restricted for a five year period, during which time the awards are  forfeitable in the event of termination other than for death, disability or retirement. The compensation cost is recognized over the applicable vesting period of the awards and is calculated as the market value of the awards on the date of grant. The following employee related activity occurred during the fiscal year ended September 30, 2010:

	Shares/Units	Weighted- Average Grant Date Fair Value ($)

Nonvested at October 1, 2009	3,660,114	$25.18
Granted	423,526	25.17
Vested	(1,030,362)	24.10
Forfeited	(89,215)	24.38
Nonvested at September 30, 2010	2,964,063	$25.58

Expense and income tax benefits related to our Restricted Stock Plan is presented below:

	Year Ended September 30,
	2010	2009	2008
	(in 000's)

Total share-based expense	$20,354	$18,707	$17,486
Income tax benefits related to share-based expense	7,643	7,025	6,645

As of September 30, 2010, there was $36.3 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to grants under our Restricted Stock Plan. These costs are expected to be recognized over a weighted-average period of approximately 3.21 years. The total fair value of shares vested under this plan during the fiscal year ended September 30, 2010 was $24.9 million.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 7,375,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase our common stock. Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair market value of $25,000. The purchase price of the stock is 85% of the market price on the day prior to the purchase date. Under the plan we sold approximately 382,000, 532,000 and 725,000 shares to employees during the years ended September 30, 2010, September 30, 2009 and September 30, 2008, respectively. The compensation cost is calculated as the value of the 15% discount from market value and was $1.5 million, $1.3 million and $2.9 million during the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

Stock Bonus Plan

Our 2007 Stock Bonus Plan authorizes us to issue up to 3,000,000 restricted stock units or restricted shares of common stock to officers and certain other employees in lieu of cash for 10% to 20% of annual bonus amounts in excess of $250,000. Restricted stock grants under the 2007 Plan are limited to 750,000 shares per fiscal year. The 2007 plan was established to replace, on substantially the same terms and conditions, the 1999 plan. The determination of the number of units or shares to be granted is determined as defined in the plan and approved by the compensation committee of the Board of Directors.  Under the plan the awards are generally restricted for a three year period, during which time the awards are forfeitable upon termination of employment for any reason other than for death, disability or retirement. The compensation cost is recognized over the three year vesting period based on the market value of the awards on the date of grant. The following activity occurred during the fiscal year ended September 30, 2010:

	Shares/Units	Weighted- Average Grant Date Fair Value ($)

Nonvested at October 1, 2009	1,165,456	$26.80
Granted	346,550	23.59
Vested	(327,286)	30.93
Forfeited	(30,333)	26.14
Nonvested at September 30, 2010	1,154,387	$24.68

Expense and income tax benefits related to our Stock Bonus Plan is presented below:

	Year Ended September 30,
	2010	2009	2008
	(in 000's)

Total share-based expense	$8,805	$10,621	$11,674
Income tax benefits related to share-based expense	3,306	3,988	4,436

As of September 30, 2010, there was $7 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to grants under our Stock Bonus Plan. These costs are expected to be recognized over a weighted-average period of approximately 1.72 years. The total fair value of shares vested under this plan during the fiscal year ended September 30, 2010 was $10.1 million.

Employee Investment Funds

Certain key employees participate in the EIF Funds, which are limited partnerships that invest in certain of our merchant banking and venture capital activities and other unaffiliated venture capital limited partnerships (see Note 9 for further information on our consolidation of the EIF Funds, which are VIEs). We made non-recourse loans to these key employees for two thirds of the purchase price per unit. All of these loans have been repaid.

NOTE 21 – NON-EMPLOYEE STOCK-BASED AND OTHER COMPENSATION:

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

Under one of our non-qualified fixed stock option plans, we may grant stock options to our independent contractor financial advisors. We issue new shares under this plan as it was approved by shareholders. Under the 2007 Stock Option Plan for Independent Contractors, we may grant up to 2,000,000 shares of common stock to independent contractor financial advisors. The 2007 plan was established to replace, on substantially the same terms and conditions, the 1990 plan. As of September 30, 2010, the 1990 plan still has options outstanding. Options granted prior to August 21, 2008 are exercisable five years after grant date provided that the financial advisors are still associated with us, disabled, deceased or recently retired. Options granted on or after August 21, 2008 are exercisable five years after grant date provided that the financial advisors are still associated with us or have terminated within 45 days, disabled, deceased or recently retired. Option terms are specified in individual agreements and expire on a date no later than the sixth anniversary of the grant date. Under these fixed stock option plans, the exercise price of each option equals the market price of our stock on the date of grant.

Expense (expense reduction) and income tax benefits related to our stock option grants to our independent contractor financial advisors are presented below:

	Year Ended September 30,
	2010	2009	2008
	(in 000's)

Total share-based expense (expense reduction)	$1,899	$(5,291)	$2,763
Income tax benefits related to share-based expense	713	(1,987)	1,050

The fair value of each fixed option grant awarded to an independent contractor financial advisor is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model with the following weighted-average assumptions used for fiscal years ended 2010, 2009 and 2008:

	Year Ended September 30,
	2010	2009	2008

Dividend Yield	1.73%	2.34%	1.49%
Expected Volatility	51.84%	44.44%	30.38%
Risk-free Interest Rate	0.88%	1.04%	2.85%
Expected Lives	2.24 yrs	2.20 yrs	2.62 yrs

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

A summary of option activity of our fixed stock option plans under which awards are granted to our independent contractor financial advisors for the fiscal year ended September 30, 2010 is presented below:

	Options For Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at October 1, 2009	1,050,101	$23.35	-	-
Granted	44,863	25.28	-	-
Exercised	(291,838)	16.08	-	-
Forfeited	(12,350)	27.79	-	-
Expired	(338)	15.67	-	-
Outstanding at September 30, 2010	790,438	$26.07	2.01	$1,642,000

Exercisable at September 30, 2010	-	$-	-	$-

As of September 30, 2010, there was $796,000 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to unvested stock options granted to our independent contractor financial advisors based on an estimated weighted-average fair value of $6.17 per share at that date. These costs are expected to be recognized over a weighted-average period of approximately 2.37 years. The following activity occurred under our fixed stock option plans available for grants to our independent contractor financial advisors:

	Year Ended September 30,
	2010	2009	2008
	(in 000's)

Total intrinsic value of stock options exercised	$2,676	$1,241	$4,604
Total fair value of stock options vested	-	1,694	4,690

Cash received from stock option exercises for these plans for the fiscal year ended September 30, 2010 was $4.7 million. There were no actual tax benefits realized for the tax deductions from option exercise of awards to our independent contractor financial advisors for the fiscal year ended September 30, 2010.

Restricted Stock Plan

Under the 2005 Restricted Stock Plan we may grant restricted shares of common stock or restricted stock units to employees and independent contractor financial advisors. We issue new shares under this plan as it was approved by shareholders. Under the plan the awards are generally restricted for a five year period, during which time the awards are forfeitable in the event the independent contractor financial advisors are no longer associated with us, other than for death, disability or retirement. The compensation cost is recognized over the vesting period of the awards. The following activity for our independent contractor financial advisors occurred during the fiscal year ended September 30, 2010:

	Shares	Weighted- Average Reporting Date Fair Value ($)

Nonvested at October 1, 2009	165,234	$23.29
Granted	7,040	-
Vested	(13,410)	-
Forfeited	(2,484)	-
Nonvested at September 30, 2010	156,380	$25.33

The weighted-average fair value of shares vested for this plan during the fiscal year ended September 30, 2010 was $23.93 per share. The weighted-average fair value of shares forfeited for this plan during the fiscal year ended September 30, 2010 was $28.63 per share.

Expense and income tax benefits related to our restricted share grants to our independent contractor financial advisors are presented below:

	Year Ended September 30,
	2010	2009	2008
	(in 000's)

Total share-based expense	$858	$378	$774
Income tax benefits related to share-based expense	322	142	294

As of September 30, 2010, there was $1.8 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to unvested restricted stock granted to our independent contractor financial advisors based on an estimated fair value of $25.33 per share at that date. These costs are expected to be recognized over a weighted-average period of approximately 2.77 years. The total fair value of shares vested under this plan during the years ended September 30, 2010, 2009 and 2008 was $317,000, $58,400 and $70,000, respectively.

Other Compensation

We offer non-qualified deferred compensation plans that provide benefits to our independent contractor financial advisors who meet certain production requirements. We have purchased and hold life insurance on employees, to earn a competitive rate of return for participants and to provide the source of funds available to satisfy our obligations under some of these plans. The contributions are made in amounts approved annually by management.

NOTE 22 - REGULATIONS AND CAPITAL REQUIREMENTS:

Certain broker-dealer subsidiaries of ours are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJ&A, a member firm of the Financial Industry Regulatory Authority (“FINRA”), is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined. Rule 15c3-1 also provides for an “alternative net capital requirement”, which RJ&A and RJFS have elected. It requires that minimum net capital, as defined, be equal to the greater of $250,000 or two percent of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. The net capital position of RJ&A at September 30, 2010 and September 30, 2009 was as follows:

	September 30,
	2010	2009
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate Debit Items	17.37%	20.42%
Net Capital	$253,341	$278,092
Less: Required Net Capital	(29,169)	(27,233)
Excess Net Capital	$224,172	$250,859

At September 30, 2010 and September 30, 2009, RJFS had no Aggregate Debit Items and therefore the minimum net capital of $250,000 was applicable. The net capital position of RJFS at September 30, 2010 and September 30, 2009 was as follows:

	September 30,
	2010	2009
	(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$14,540	$18,882
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$14,290	$18,632

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

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. We are not in Early Warning Level 1 or Level 2 at September 30, 2010 or September 30, 2009. The Risk Adjusted Capital of RJ Ltd. at September 30, 2010 and September 30, 2009 was as follows (in Canadian dollars):

	September 30,
	2010	2009
	(in 000’s)
Raymond James Ltd.:
Risk Adjusted Capital before minimum	$52,022	$35,575
Less: Required Minimum Capital	(250)	(250)
Risk Adjusted Capital	$51,772	$35,325

At September 30, 2010, our other active domestic and international broker-dealers were in compliance with and met all net capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require RJ Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted assets (as defined in the regulations). Management believes that, as of September 30, 2010, RJ Bank meets all capital adequacy requirements to which it is subject.

As of the most recent notification from the OTS, RJ Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJ Bank's category.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000’s)
As of September 30, 2010
Total Capital (to Risk-Weighted Assets)	$985,961	13.0%	$608,096	8.0%	$760,120	10.0%
Tier I Capital (to Risk-Weighted Assets)	890,442	11.7%	304,048	4.0%	456,072	6.0%
Tier I Capital (to Adjusted Assets)	890,442	8.2%	434,193	4.0%	542,741	5.0%

As of September 30, 2009:
Total Capital (to Risk-Weighted Assets)	$909,959	12.7%	$573,153	8.0%	$716,441	10.0%
Tier I Capital (to Risk-Weighted Assets)	819,747	11.4%	286,576	4.0%	429,864	6.0%
Tier I Capital (to Adjusted Assets)	819,747	7.3%	448,672	4.0%	560,841	5.0%

It continues to be our intention to maintain RJ Bank’s “well capitalized” status and we consider it unlikely that RJ Bank would experience anything other than “well capitalized” status. RJ Bank maintains a Total Capital to risk-weighted assets ratio of at least 12% in accordance with the minimum established in its internal policy.  In the unlikely event of such occurrence, the consequences could include a requirement to obtain a waiver prior to acceptance, renewal, or rollover of brokered deposits and higher FDIC premiums, but would not have a significant impact on our operations.

RJ Bank’s ability to pay cash dividends is dependent upon its maintenance of its “well capitalized” status and is subject to 30-day notification and approval by the OTS.  The OTS regulates all capital distributions, including dividend payments. RJ Bank must either file an application seeking approval of the OTS or give proper notification to the OTS, depending on whether the proposed amount of the capital distribution exceeds RJ Bank’s net income for the applicable year to date plus RJ Bank’s retained net income for the preceding two years.

As of September 30, 2010, RJ Bank was in compliance with QTL standards according to the Domestic Building and Loan Association test. This test requires RJ Bank to meet a “business operations test” and a point-in-time “60% of assets test” on the last day of each fiscal year. The business operations test requires the business to consist primarily of acquiring the savings of the public and investing in loans. The 60% of assets test requires that at least 60% of the assets consist of qualifying assets that thrifts normally hold pursuant to regulations. As of September 30, 2010, RJ Bank met both the business operations test and the 60% of assets test with 62% of its assets consisting of qualifying assets. To meet this point-in-time percentage of assets requirement, RJ Bank held an additional $3.5 billion in qualifying assets, funded by a combination of an overnight FHLB advance, deposits from affiliates, and RJBDP deposits.  The deposits from affiliates were withdrawn and the borrowing was repaid on October 1, 2010.  The RJBDP deposits were redirected in early October, 2010 to other RJBDP participating banks. The consequences for financial institutions which fail the QTL test include the requirement to either become a national bank or be prohibited from making or engaging in any non-allowable investments or activities, the establishment of any new branch offices and the payment of dividends. RJ Bank has applied to convert to a national bank. With RJ Bank’s conversion from a thrift to a national bank charter, RJ Bank will no longer be subject to the QTL requirement.

Raymond James Trust, N.A., (“RJT”) is regulated by the OCC and is required to maintain sufficient capital and meet capital and liquidity requirements. As of September 30, 2010, RJT met the requirements.

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

NOTE 23 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

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

We also act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions. We measure the market value of the securities borrowed and loaned against the cash collateral on a daily basis. The market value of securities borrowed and loaned was $173.8 million at September 30, 2010, and the market value of securities borrowed was $384.3 million and securities loaned was $364.1 million at September 30, 2009.  The contract value of securities borrowed and securities loaned was $179.6 million and $194.9 million, respectively, at September 30, 2010 and the contract value of securities borrowed and securities loaned was $417 million and $490.2 million, respectively, at September 30, 2009. Additional cash is obtained as necessary to ensure such transactions are adequately collateralized. If another party to the transaction fails to perform as agreed (for example failure to deliver a security or failure to pay for a security), we may incur a loss if the market value of the security is different from the contract amount of the transaction.

We have also loaned, to brokers-dealers and other financial institutions, securities owned by clients and others for which we have received cash or other collateral. The market value of securities loaned was $499.2 million at September 30, 2010. The contract value of securities loaned was $503.3 million at September 30, 2010. If a borrowing institution or broker-dealer does not return a security, we may be obligated to purchase the security in order to return it to the owner. In such circumstances, we may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the collateral received from the financial institution or the broker-dealer.

We have sold securities that we do not currently own, and will therefore, be obligated to purchase such securities at a future date. We have recorded $131 million and $93.4 million at September 30, 2010 and September 30, 2009, respectively, which represents the market value of such securities (See Notes 3 and 4 for further information).  We are subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year-end. We utilize short positions on government obligations and equity securities to economically hedge long proprietary inventory positions.

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

The majority of our transactions, and consequently, the concentration of our credit exposure is with clients, broker-dealers and other financial institutions in the U.S. These activities primarily involve collateralized arrangements and may result in credit exposure in the event that the counterparty fails to meet its contractual obligations. Our exposure to credit risk can be directly impacted by volatile securities markets, which may impair the ability of counterparties to satisfy their contractual obligations. We seek to control our credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties' financial condition and credit ratings. We monitor collateral levels on a daily basis for compliance with regulatory and internal guidelines and request changes in collateral levels as appropriate.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of September 30, 2010, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $10.9 million and CDN $6.2 million, respectively.

RJ Bank has outstanding at any time, a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases, which then extend over varying periods of time. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and RJ Bank’s exposure is limited to the replacement value of those commitments. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at September 30, 2010 and 2009, is as follows:

	September 30,
	2010	2009
	(in 000's)

Standby Letters of Credit(1)	$235,729	$242,486
Open End Consumer Lines of Credit	32,328	35,369
Commercial Lines of Credit	1,660,204	1,479,260
Unfunded Loan Commitments - Variable Rate(1)	120,363	155,518
Unfunded Loan Commitments – Fixed Rate	2,824	7,553

(1)	Generally, these standby letters of credit are underwritten as part of a larger corporate credit relationship.

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

In the normal course of business, RJ Bank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary. These standby letters of credit generally expire in one year or less.  As of September 30, 2010, $235.7 million of such letters of credit were outstanding.  In the event that a letter of credit is drawn down, RJ Bank would pursue repayment from the party under the existing borrowing relationship, or would liquidate collateral, or both. The proceeds from repayment or liquidation of collateral are expected to satisfy the amounts drawn down under the existing letters of credit.  The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, RJ Bank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

RJ Bank had no outstanding commitments to sell SBA loan pool securitizations as of September 30, 2010.  There were $55.6 million in outstanding commitments to sell SBA loan pool securitizations as of September 30, 2009.

NOTE 24 – EARNINGS PER SHARE:

Effective for fiscal year 2010, we implemented new FASB guidance that changes the manner in which EPS is computed.  The new guidance requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and, therefore, included in the earnings allocation in computing EPS under the two-class method. Our unvested restricted shares and restricted stock units granted as part of our share-based compensation are considered participating securities.  EPS for the prior periods were revised as required by this new guidance.  As a result, earnings per basic share have been reduced by $0.05 and $0.07 while earnings per diluted share have been reduced by $0.04 for the years ended September 30, 2009 and 2008, respectively, compared to the amounts previously reported.

The following table presents the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s, except per share amounts)
Income for basic earnings per common share:
Net income attributable to Raymond James Financial, Inc.	$228,283	$152,750	$235,078
Less allocation of earnings and dividends to participating securities(1)	(9,607)	(6,339)	(8,868)
Net income attributable to Raymond James Financial, Inc. common shareholders	$218,676	$146,411	$226,210

Income for diluted earnings per common share:
Net income attributable to Raymond James Financial, Inc.	$228,283	$152,750	$235,078
Less allocation of earnings and dividends to participating securities(1)	(9,592)	(6,336)	(8,808)
Net income attributable to Raymond James Financial, Inc. common shareholders	$218,691	$146,414	$226,270

Common shares:
Average common shares in basic computation	119,335	117,188	116,110
Dilutive effect of outstanding stock options	257	100	1,030
Average common shares used in diluted computation	119,592	117,288	117,140

Earnings per common share:
Basic	$1.83	$1.25	$1.95
Diluted	$1.83	$1.25	$1.93
Stock options excluded from weighted-average diluted common shares because their effect would be antidilutive	3,549	4,176	2,101

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and restricted stock units and amounted to weighted-average shares of 5.3 million, 5.2 million, and 4.6 million for the years ended September 30, 2010, 2009 and 2008, respectively.  Dividends paid to participating securities amounted to $2.2 million, $2.1 million and $1.8 million during the years ended September 30, 2010, 2009 and 2008, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Year Ended September 30,
	2010	2009	2008

Dividends per Common Share - Declared	$0.44	$0.44	$0.44
Dividends per Common Share - Paid	$0.44	$0.44	$0.43

NOTE 25 – SEGMENT ANALYSIS:

We currently operate through the following eight business segments: Private Client Group; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Stock Loan/Borrow; Proprietary Capital and various corporate activities combined in the "Other" segment.  The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. The financial results of our segments are presented using the same policies as those described in Note 1, “Summary of Significant Accounting Policies”. Segment data includes charges allocating corporate overhead and benefits to each segment. Intersegment revenues, charges, receivables and payables are eliminated between segments upon consolidation.

The Private Client Group segment includes the retail branches of our broker-dealer subsidiaries located throughout the U.S., Canada and the United Kingdom. These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients. The segment includes net interest earnings on client margin loans and cash balances and beginning in September 2009, certain fee revenues generated by the multi-bank aspect of the RJBDP. Additionally, this segment includes the correspondent clearing services that we provide to other broker-dealer firms.

The Capital Markets segment includes institutional sales and trading in the U.S., Canada and Europe. We provide securities brokerage, trading, and research services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. This segment also includes our management of and participation in underwritings, merger and acquisition services, public finance activities, and the operations of RJTCF.

The Asset Management segment includes the operations of Eagle Asset Management, Inc. (“Eagle”), the Eagle Family of Funds, the asset management operations of RJ&A, trust services of Raymond James Trust, N.A., and other fee-based asset management programs.

RJ Bank purchases and originates corporate loans secured by corporate assets, commercial and residential real estate loans, and consumer loans, all of which are funded primarily by cash balances swept from the investment accounts of our broker-dealer subsidiaries’ clients.

The Emerging Markets segment includes various joint ventures in Latin America including Argentina, Uruguay, and Brazil. Through these entities, we operate securities brokerage, investment banking and asset management businesses.

The Stock Loan/Borrow segment involves the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary.

The Proprietary Capital segment consists of our principal capital and private equity activities including: various direct and third-party private equity and merchant banking investments (including Raymond James Capital, Inc. a captive private equity business), short-term special situation and bridge investments, the EIF Funds, Raymond James Capital Partners, L.P. (the private equity fund we sponsor), and through the period ended March 31, 2009, Ballast Point Ventures, L.P, and Ballast Point Ventures II, L.P. During the quarter ended March 31, 2009, we relinquished our control over the general partners in the two Ballast Point Ventures funds. We retained ownership interest in these entities. See Note 1 for further information.

The Other segment includes certain corporate overhead costs of Raymond James Financial, Inc. including the interest cost on our public debt.

The following table presents information concerning operations on a segment basis:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)
Revenues:
Private Client Group	$1,903,101	$1,557,462	$1,999,775
Capital Markets	591,949	533,254	506,158
Asset Management	196,817	177,359	243,609
RJ Bank	276,770	343,366	405,304
Emerging Markets	16,639	14,891	41,607
Stock Loan/Borrow	8,837	10,269	36,843
Proprietary Capital	17,029	12,742	22,869
Other	8,056	7,153	21,302
Intersegment Eliminations	(39,682)	(53,977)	(72,535)
Total Revenues(1)	$2,979,516	$2,602,519	$3,204,932

Income (Loss) Excluding Noncontrolling Interests and Before Provision for Income Taxes:
Private Client Group	$160,470	$84,873	$178,146
Capital Markets	84,236	73,481	43,627
Asset Management	46,981	30,411	61,501
RJ Bank	112,009	80,011	112,282
Emerging Markets	(5,446)	(4,886)	(3,426)
Stock Loan/Borrow	2,721	3,651	7,034
Proprietary Capital	1,728	1,035	7,361
Other	(40,791)	(19,802)	(19,671)
Pre-Tax Income Excluding Noncontrolling Interests	361,908	248,774	386,854
Add: Net Loss Attributable to Noncontrolling Interests	(5,764)	(12,373)	(4,306)
Income Including Noncontrolling Interests and Before Provision for Income Taxes	$356,144	$236,401	$382,548

(1)      No individual client accounted for more than ten percent of total revenues in fiscal year 2010, 2009 or 2008.

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)
Net Interest Income (Expense):
Private Client Group	$55,934	$50,698	$92,327
Capital Markets	5,377	2,800	(154)
Asset Management	45	151	1,106
RJ Bank	259,565	322,393	215,586
Emerging Markets	93	1,035	2,752
Stock Loan/Borrow	4,918	6,431	10,291
Proprietary Capital	1,953	173	1,526
Other	(19,844)	2,950	8,400
Net Interest Income	$308,041	$386,631	$331,834

The following table presents our total assets on a segment basis:

	September 30,
	2010	2009
	(in 000’s)
Total Assets:
Private Client Group (1)	$4,053,054	$4,719,612
Capital Markets (2)	1,791,618	1,224,045
Asset Management	62,850	51,997
RJ Bank	10,818,240	11,137,440
Emerging Markets	27,538	27,973
Stock Loan/Borrow	680,326	491,650
Proprietary Capital	167,010	145,527
Other	282,445	428,484
Total	$17,883,081	$18,226,728

(1)      Includes $46 million of goodwill.

(2)      Includes $17 million of goodwill.

We have operations in the U.S., Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)
Revenues:
United States	$2,653,174	$2,359,564	$2,852,634
Canada	256,105	186,901	254,483
Europe	54,037	41,427	60,042
Other	16,200	14,627	37,773
Total	$2,979,516	$2,602,519	$3,204,932

Pre-Tax Income Excluding Noncontrolling Interests:
United States	$356,249	$256,231	$362,090
Canada	12,826	(967)	22,099
Europe	(1,812)	(17)	8,960
Other	(5,355)	(6,473)	(6,295)
Total	$361,908	$248,774	$386,854

Our total assets, classified by major geographic area in which they are held, were as follows:

	Year Ended September 30,
	2010	2009
	(in 000’s)
Total Assets:
United States (1)	$16,369,401	$16,894,460
Canada (2)	1,443,943	1,265,149
Europe	28,057	25,011
Other	41,680	42,108
Total	$17,883,081	$18,226,728

(1)	Includes $30 million of goodwill.

(2)	Includes $33 million of goodwill.

NOTE 26 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY):

RJF is a holding company headquartered in Florida whose subsidiaries are engaged in various financial services businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products. RJF’s primary activities include investments in subsidiaries and corporate investments, including cash management, company-owned life insurance and private equity investments. The primary source of operating cash available to RJF is provided by dividends from subsidiaries.

Our two principal domestic broker-dealer subsidiaries are required to maintain net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions. At September 30, 2010, both of these brokerage subsidiaries far exceeded their minimum net capital requirements. See Note 22 for further information.

RJ Bank has net assets of $859 million. RJ Bank is required to notify and in some cases seek approval from the OTS prior to paying a dividend to us.

Significant subsidiary net assets of approximately $1.1 billion were restricted from being transferred to us at September 30, 2010, under regulatory or other restrictions.

Liquidity available to us from our other subsidiaries, other than our broker-dealer subsidiaries and RJ Bank, is not limited by regulatory or other restrictions, but is relatively insignificant.

We regularly receive a portion of the profits of subsidiaries, other than RJ Bank, as dividends.

See Notes 12, 14, 17 and 22 for more information regarding borrowings, commitments, contingencies and guarantees, and capital and regulatory requirements of our subsidiaries.

The following table presents our condensed statement of financial condition:

	September 30,
	2010	2009
	(in 000's)
Assets:
Cash and Cash Equivalents(1)	$286,868	$3,277
Intercompany Receivables from Subsidiaries:
Bank Subsidiary	12	3
Nonbank Subsidiaries(2)	30,767	182,879
Investments in Consolidated Subsidiaries:
Bank Subsidiary	858,613	757,863
Nonbank Subsidiaries	1,227,130	1,219,420
Property and Equipment, Net	10,217	10,536
Goodwill	29,538	29,538
Other Assets	265,084	199,667
Total Assets	$2,708,229	$2,403,183

Liabilities and Equity:
Trade and Other	$19,297	$11,698
Intercompany Payables to Subsidiaries:
Bank Subsidiary	-	130
Nonbank Subsidiaries	7,167	1,683
Accrued Compensation and Benefits	78,994	57,259
Corporate Debt	299,955	299,950
Total Liabilities	405,413	370,720
Equity	2,302,816	2,032,463
Total Liabilities and Equity	$2,708,229	$2,403,183

(1)
Includes $284 million at September 30, 2010 deposited with RJ Bank associated with the point-in-time regulatory balance sheet composition requirements of RJ Bank.  See Note 22 for discussion of the September 30, 2010 point-in-time requirements.

(2)	Includes $107 million at September 30, 2009 in overnight loans to our broker-dealer subsidiary, RJ&A. RJF loans excess cash to RJ&A to reduce outside financing costs and maximize interest earnings.

The following table presents RJF’s condensed statement of income:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)
Revenues:
Dividends from Nonbank Subsidiaries	$199,644	$154,898	$118,043
Interest from Subsidiaries	1,558	2,527	5,346
Interest	93	617	827
Other, Net	3,178	(1,656)	4,705
Total Revenues	204,473	156,386	128,921

Expenses:
Compensation and Benefits	26,225	24,829	27,421
Communications and Information Processing	3,723	5,194	4,872
Occupancy and Equipment Costs	1,768	1,652	1,471
Business Development	7,409	6,448	9,859
Interest	26,020	3,876	3,748
Other	5,017	3,798	5,800
Intercompany Allocations and Charges	(23,170)	(21,440)	(23,298)
Total Expenses	46,992	24,357	29,873

Income Before Income Tax Benefits and Equity in Undistributed Net Income of Subsidiaries	157,481	132,029	99,048
Income Tax Benefits	(25,947)	(16,736)	(2,447)
Income Before Equity in Undistributed Net Income of Subsidiaries	183,428	148,765	101,495
Equity in Undistributed Net Income of Subsidiaries	44,855	3,985	133,583
Net Income	$228,283	$152,750	$235,078

The following table presents RJF’s condensed statement of cash flows:

	Year Ended September 30,
	2010	2009	2008
	(in 000’s)
Cash Flows From Operating Activities:
Net Income	$228,283	$152,750	$235,078

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
(Gain) Loss on Investments	(3,416)	2,109	(2,560)
(Gain) Loss on Company-Owned Life Insurance	(10,290)	6,842	15,561
Equity in Undistributed Net Income of Subsidiaries	(44,855)	(3,985)	(133,583)
Other, Net	24,001	45,557	54,681

Net Change In:
Intercompany Receivables	152,103	(25,142)	(10,015)
Other	(19,425)	(2,508)	22,397
Intercompany Payables	5,354	1,562	(1,056)
Trade and Other	7,599	(695)	3,207
Accrued Compensation and Benefits	21,735	(7,116)	7,485
Net Cash Provided by Operating Activities	361,089	169,374	191,195

Cash Flows From Investing Activities:
Investments in Subsidiaries, Net	(15,650)	(210,611)	(284,580)
Purchases of Investments, Net	(8,926)	(312)	(6,964)
Purchase of Investments in Company-Owned Life Insurance, Net	(13,293)	(22,793)	(7,818)
Net Cash Used in Investing Activities	(37,869)	(233,716)	(299,362)

Cash Flows From Financing Activities:
Proceeds from Borrowed Funds, Net	-	97,043	200,000
Exercise of Stock Options and Employee Stock Purchases	19,917	25, 022	32,594
Purchase of Treasury Stock	(3,537)	(4,339)	(67,243)
Dividends on Common Stock	(56,009)	(54,140)	(53,151)
Net Cash (Used in) Provided by Financing Activities	(39,629)	63,586	112,200

Net Increase (Decrease) in Cash and Cash Equivalents	283,591	(756)	4,033
Cash and Cash Equivalents at Beginning of Year	3,277	4,033	-
Cash and Cash Equivalents at End of Year	$286,868	$3,277	$4,033

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$25,442	$918	$2,695
Cash Paid (Received) for Income Taxes	$20,919	$(24,208)	$(2,447)

SUPPLEMENTARY FINANCIAL INFORMATION:

SELECTED QUARTERLY FINANCIAL DATA
(unaudited)

Fiscal Year 2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in 000’s, except per share data)

Revenues	$702,669	$749,987	$763,612	$763,248
Net Revenues	686,967	734,439	747,373	747,886
Non-Interest Expenses	619,854	640,231	652,026	648,410
Income Including Noncontrolling Interests and Before Provision for
Income Taxes	67,113	94,208	95,347	99,476
Net Income Attributable to Raymond James Financial, Inc.	42,903	55,628	60,687	69,065
Net Income per Share – Basic(1)	0.35	0.45	0.49	0.55
Net Income per Share – Diluted	0.35	0.45	0.48	0.55
Dividends Declared per Share	0.11	0.11	0.11	0.11

Fiscal Year 2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in 000’s, except per share data)

Revenues	$695,833	$591,740	$636,923	$678,023
Net Revenues	663,942	584,996	629,470	667,158
Non-Interest Expenses	567,285	578,770	552,780	610,330
Income Including Noncontrolling Interests and Before Provision for
Income Taxes	96,657	6,226	76,690	56,828
Net Income Attributable to Raymond James Financial, Inc.	61,093	6,093	42,595	42,969
Net Income per Share – Basic	0.50	0.05	0.35	0.35
Net Income per Share – Diluted	0.50	0.05	0.35	0.35
Dividends Declared per Share	0.11	0.11	0.11	0.11

(1)	Due to rounding the Fiscal Year 2010 quarterly results do not add to the total for the year.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2010. KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2010 (included below).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Raymond James Financial, Inc.:

We have audited Raymond James Financial, Inc.’s (the Company) internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Raymond James Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2010, and our report dated November 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

November 24, 2010
Tampa, Florida
Certified Public Accountants

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this form 10-K. The balance of the information required by Item 10 is incorporated herein by reference to the registrant's definitive proxy statement for the 2011 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 14, 2011.

ITEMS 11, 12, 13 AND 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant's definitive proxy statement for the 2011 Annual Meeting of Shareholders. Such proxy statement will be filed with the SEC prior to January 14, 2011.

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

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on August 25, 2010, incorporated by reference to Exhibit 3(ii) as filed with Form 8-K on August 26, 2010.

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

10.14*
Raymond James Financial, Inc. Senior Management Incentive Plan, incorporated by reference to Appendix A to Definitive Proxy Statements for Annual Meeting of Shareholders held February 20, 2010, filed on January 12, 2010.

10.15*
Agreement dated December 23, 2009, between Raymond James Financial, Inc. and Thomas A. James regarding service as Chairman of the Board after his retirement as Chief Executive Officer, incorporated by reference to Exhibit 10.15 to Form 10-Q filed on February 9, 2010.

11	Computation of Earnings per Share is set forth in Note 24 of the Notes to the Consolidated Financial Statements in this Form 10-K.

12	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, filed herewith.

14.1	Code of Ethics for Senior Financial Officers as amended on August 23, 2007, incorporated by reference to Exhibit 14.1 as filed with Form 10-K on November 28, 2008.

14.2	Business Ethics and Corporate Policy as amended on November 27, 2007, incorporated by reference to Exhibit 14.2 as filed with Form 10-K on November 29, 2007.

21	List of Subsidiaries, filed herewith.

23	Consent of KPMG LLP, filed herewith.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99.(i).1	Charter of the Audit Committee of the Board of Directors as revised on November 27, 2007, incorporated by reference to Exhibit 99.(i).1 as filed with Form 10-K on November 29 , 2007.

99.(i).2
Charter of the Corporate Governance, Nominating and Compensation Committee as revised on November 24, 2009, incorporated by reference to Exhibit (99).(i).2 as filed with Form 10-K on November 25, 2009.

*	Indicates a management contract or compensatory plan or arrangement in which a director or named executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 24th day of November, 2010.

RAYMOND JAMES FINANCIAL, INC.
By /s/ PAUL C. REILLY
Paul C. Reilly, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL C. REILLY	Chief Executive Officer, Director	November 24, 2010
Paul C. Reilly

/s/ CHET B. HELCK	Chief Operating Officer, Director	November 24, 2010
Chet B. Helck

/s/ THOMAS A. JAMES	Chairman and Director	November 24, 2010
Thomas A. James

/s/ FRANCIS S. GODBOLD	Vice Chairman and Director	November 24, 2010
Francis S. Godbold

/s/ JEFFREY P. JULIEN	Executive Vice President - Finance	November 24, 2010
Jeffrey P. Julien	and Chief Financial Officer

/s/ JENNIFER C. ACKART	Senior Vice President, Controller	November 24, 2010
Jennifer C. Ackart	(Principal Accounting Officer)

/s/ SHELLEY G. BROADER	Director	November 24, 2010
Shelley G. Broader

/s/ H. WILLIAM HABERMEYER	Director	November 24, 2010
H. William Habermeyer

/s/ ROBERT P. SALTZMAN	Director	November 24, 2010
Robert P. Saltzman

/s/ KENNETH A. SHIELDS	Director	November 24, 2010
Kenneth A. Shields

/s/ HARDWICK SIMMONS	Director	November 24, 2010
Hardwick Simmons

/s/ SUSAN N. STORY	Director	November 24, 2010
Susan N. Story

/s/ GORDON L. JOHNSON	Director	November 24, 2010
Gordon L. Johnson