Form 10-Q
period 2010-12-31
RAYMOND JAMES FINANCIAL INC
filed 2011-02-08
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 2010

or

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

125,996,802 shares of Common Stock as of February 4, 2011

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter Ended December 31, 2010

	INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Financial Condition as of December 31, 2010 and September 30, 2010 (unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2010 and December 31, 2009 (unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended December 31, 2010 and December 31, 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and December 31, 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68

Item 4.	Controls and Procedures	75

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	76

Item 1A.	Risk Factors	76

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3.	Defaults Upon Senior Securities	77
Item 5.	Other Information	77

Item 6.	Exhibits	78

	Signatures	99

PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31, 2010	September 30, 2010
	($ in 000’s)
Assets
Cash and Cash Equivalents	$1,204,883	$2,943,239
Assets Segregated Pursuant to Regulations and Other Segregated Assets	2,069,075	3,430,715
Securities Purchased under Agreements to Resell and Other Collateralized Financings	456,239	344,652
Financial Instruments, at Fair Value:
Trading Instruments	612,360	591,447
Available for Sale Securities	385,163	424,461
Private Equity and Other Investments	325,453	321,079
Receivables:
Brokerage Clients, Net	1,628,394	1,675,535
Stock Borrowed	184,964	262,888
Bank Loans, Net	6,104,133	6,094,929
Brokers-Dealers and Clearing Organizations	115,839	143,994
Other	477,734	442,856
Deposits with Clearing Organizations	81,162	76,488
Prepaid Expenses and Other Assets	460,264	451,357
Investments in Real Estate Partnerships - Held by Variable Interest Entities	328,927	280,890
Property and Equipment, Net	171,569	170,768
Deferred Income Taxes, Net	181,104	165,208
Goodwill	62,575	62,575

Total Assets	$14,849,838	$17,883,081

Liabilities and Equity
Trading Instruments Sold but Not Yet Purchased, at Fair Value	$203,989	$131,038
Securities Sold Under Agreements to Repurchase	166,815	233,346
Payables:
Brokerage Clients	3,382,225	3,308,115
Stock Loaned	498,040	698,668
Bank Deposits	6,682,396	7,079,718
Brokers-Dealers and Clearing Organizations	98,554	137,041
Trade and Other	308,459	290,268
Other Borrowings	30,000	2,557,000
Accrued Compensation, Commissions and Benefits	298,821	418,591
Loans Payable Related to Investments by Variable Interest Entities in Real Estate Partnerships	107,437	76,464
Corporate Debt	355,169	355,964

Total Liabilities	12,131,905	15,286,213

Commitments and Contingencies (See Note 12)

Equity
Preferred Stock; $.10 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding -0- Shares	-	-
Common Stock; $.01 Par Value; Authorized 350,000,000 Shares; Issued 129,305,302 at December 31, 2010 and 128,620,429 at September 30, 2010	1,254	1,244
Shares Exchangeable into Common Stock; 243,048 at December 31, 2010 and September 30, 2010	3,119	3,119
Additional Paid-In Capital	503,649	476,359
Retained Earnings	1,979,572	1,909,865
Treasury Stock, at cost, 4,019,411 Common Shares at December 31, 2010 and 3,918,492 Common Shares at September 30, 2010	(85,056)	(81,574)
Accumulated Other Comprehensive Income	4,204	(6,197)
Total Equity Attributable to Raymond James Financial, Inc.	2,406,742	2,302,816
Noncontrolling Interests	311,191	294,052

Total Equity	2,717,933	2,596,868

Total Liabilities and Equity	$14,849,838	$17,883,081

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(in 000’s, except per share amounts)

	Three Months Ended December 31,
	2010	2009
Revenues:
Securities Commissions and Fees	$534,139	$469,151
Investment Banking	58,969	25,718
Investment Advisory Fees	52,216	43,975
Interest	104,386	91,372
Net Trading Profits	6,322	11,637
Financial Service Fees	41,788	36,782
Other	32,513	24,034

Total Revenues	830,333	702,669

Interest Expense	16,504	15,702
Net Revenues	813,829	686,967

Non-Interest Expenses:
Compensation, Commissions and Benefits	551,884	471,079
Communications and Information Processing	31,145	28,074
Occupancy and Equipment Costs	26,229	26,715
Clearance and Floor Brokerage	9,917	8,502
Business Development	23,945	19,881
Investment Sub-Advisory Fees	6,904	6,558
Bank Loan Loss Provision	11,232	22,835
Other	25,827	36,210
Total Non-Interest Expenses	687,083	619,854

Income Including Noncontrolling Interests and Before Provision for Income Taxes	126,746	67,113

Provision for Income Taxes	48,791	26,485

Net Income Including Noncontrolling Interests	77,955	40,628
Net Loss Attributable to Noncontrolling Interests	(3,768)	(2,275)
Net Income Attributable to Raymond James Financial, Inc.	$81,723	$42,903

Net Income per Common Share-Basic	$0.65	$0.35
Net Income per Common Share-Diluted	$0.65	$0.35
Weighted-Average Common Shares Outstanding-Basic	121,155	118,763
Weighted-Average Common and Common Equivalent Shares Outstanding-Diluted	121,534	118,983

Net Income Attributable to Raymond James Financial, Inc.	$81,723	$42,903
Other Comprehensive Income, Net of Tax(1):
Change in Unrealized Gain on Available for Sale Securities and Non-Credit Portion of Other-Than-Temporary Impairment Losses	4,897	13,223
Change in Currency Translations	5,504	2,973
Total Comprehensive Income	$92,124	$59,099

Other-Than-Temporary Impairment:
Total Other-Than-Temporary Impairment, net	$779	$(15,520)
Portion of Losses Recognized in Other Comprehensive Income (Before Taxes)	(2,958)	12,521
Net Impairment Losses Recognized in Other Revenue	$(2,179)	$(2,999)

(1)
The components of Other Comprehensive Income, Net of Tax are attributable to Raymond James Financial, Inc.  None of the components of other comprehensive income are attributable to noncontrolling interests.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in 000’s, except per share amounts)

	Three Months Ended December 31,
	2010	2009
Common Stock, par value $.01 per share
Balance, beginning of year	$1,244	$1,227
Issued	10	2
Balance, end of period	1,254	1,229

Shares Exchangeable into Common Stock
Balance, beginning of year	3,119	3,198
Exchanged	-	(2)
Balance, end of period	3,119	3,196

Additional Paid-In Capital
Balance, beginning of year	476,359	416,662
Employee stock purchases	1,690	1,633
Exercise of stock options and vesting of restricted stock units, net of forfeitures	13,798	4,421
Restricted stock, stock option and restricted stock unit expense	14,355	12,455
Excess tax benefit from share-based payments	(1,000)	(457)
Other	(1,553)	1,074
Balance, end of period	503,649	435,788

Retained Earnings
Balance, beginning of year	1,909,865	1,737,591
Net Income attributable to Raymond James Financial, Inc.	81,723	42,903
Cash Dividends	(16,387)	(13,686)
Other	4,371	-
Balance, end of period	1,979,572	1,766,808

Treasury Stock
Balance, beginning of year	(81,574)	(84,412)
Purchases/Surrenders	(5,265)	(3,322)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	1,783	(501)
Balance, end of period	(85,056)	(88,235)

Accumulated Other Comprehensive Income(1)
Balance, beginning of year	(6,197)	(41,803)
Net unrealized gain on available for sale securities and non-credit portion of other-than-temporary impairment losses(2)	4,897	13,223
Net change in currency transactions	5,504	2,973
Balance, end of period	4,204	(25,607)

Total Equity Attributable to Raymond James Financial, Inc.	$2,406,742	$2,093,179

Noncontrolling Interests
Balance, beginning of year	$294,052	$200,676
Net Loss Attributable to Noncontrolling Interests	(3,768)	(2,275)
Capital Contributions	14,512	24,869
Distributions	-	(340)
Other	6,395	(20)
Balance, end of period	311,191	222,910

Total Equity	$2,717,933	$2,316,089

(1)	The components of Other Comprehensive Income are attributable to Raymond James Financial, Inc. None of the components of other comprehensive income are attributable to noncontrolling interests.

(2)	Net of tax.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in 000’s)

	Three Months Ended December 31,
	2010	2009
Cash Flows From Operating Activities:
Net Income Attributable to Raymond James Financial, Inc.	$81,723	$42,903
Net Loss Attributable to Noncontrolling Interests	(3,768)	(2,275)
Net Income Including Noncontrolling Interests	77,955	40,628
Adjustments to Reconcile Net Income Including Noncontrolling Interests to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	9,574	11,758
Deferred Income Taxes	(18,737)	(23,070)
Premium and Discount Amortization on Available for Sale Securities and Unrealized/Realized Gain on Other Investments	(484)	360
Provisions for Loan Losses, Legal Proceedings, Bad Debts and Other Accruals	14,793	37,635
Stock-Based Compensation Expense	15,832	12,901
Other	(2,234)	(302)
Net Change In:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	1,363,377	332,266
Securities Purchased Under Agreements to Resell and Other Collateralized Financings, net of Securities Sold Under Agreements to Repurchase	(178,118)	(126,107)
Stock Loaned, net of Stock Borrowed	(122,704)	300,332
Brokerage Client Receivables and Other Accounts Receivable, net	46,147	29,697
Trading Instruments, net	66,114	29,808
Prepaid Expenses and Other Assets	(129)	(45,038)
Brokerage Client Payables and Other Accounts Payable	66,780	(619,498)
Accrued Compensation, Commissions and Benefits	(122,556)	(107,096)
Purchase and Origination of Loans Held for Sale, net of Proceeds from Sale of Securitizations and Loans Held for Sale	(2,868)	(12,632)
Excess Tax Benefits from Stock-Based Payment Arrangements	(293)	(157)
Net Cash Provided by (Used in) Operating Activities	1,212,449	(138,515)
Cash Flows from Investing Activities:
Additions to Property and Equipment	(9,500)	(5,827)
(Increase) Decrease in Loans, net	(48,760)	177,759
Redemption of Federal Home Loan Bank stock, net	4,777	-
Purchases of Private Equity and Other Investments, net	(8,648)	(13,888)
Decrease in Securities Purchased Under Agreements to Resell	-	2,000,000
Purchases of Available for Sale Securities	(1,201)	-
Available for Sale Securities Maturations and Repayments	34,538	37,975
Sales of Available for Sale Securities	11,161	-
Investments in Real Estate Partnerships Held by Variable Interest Entities, net of Other Investing Activity	(4,369)	(5,945)
Net Cash (Used In) Provided by Investing Activities	(22,002)	2,190,074
Cash Flows from Financing Activities:
Proceeds from Borrowed Funds, net	-	1,027
Repayments of Borrowings, net	(2,527,795)	(930,752)
Repayments of Borrowings by Variable Interest Entities which are Real Estate Partnerships	(11,859)	(8,513)
Proceeds from Capital Contributed to Variable Interest Entities which are Real Estate Partnerships	14,196	25,917
Exercise of Stock Options and Employee Stock Purchases	17,025	5,309
Decrease in Bank Deposits	(397,322)	(2,416,318)
Purchase of Treasury Stock	(5,261)	(3,322)
Dividends on Common Stock	(16,387)	(13,686)
Excess Tax Benefits from Stock-Based Payment Arrangements	293	157
Net Cash Used in Financing Activities	(2,927,110)	(3,340,181)
Currency Adjustment:
Effect of Exchange Rate Changes on Cash	(1,693)	1,122
Net Decrease in Cash and Cash Equivalents	(1,738,356)	(1,287,500)

Cash and Cash Equivalents at Beginning of Year	2,943,239	2,306,085
Cash and Cash Equivalents at End of Period	$1,204,883	$1,018,585
Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$8,787	$5,382
Cash Paid for Income Taxes	$6,688	$8,972
Non-Cash Transfers of Loans to Other Real Estate Owned	$6,917	$4,971

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2010

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

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2010, as filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “2010 Form 10-K”). To prepare condensed consolidated financial statements in conformity with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Update of Significant Accounting Policies

A summary of our significant accounting policies is included in Note 1 on pages 79 – 90 of our 2010 Form 10-K.  Other than as discussed below, there have been no significant changes in our significant accounting policies since the year-end September 30, 2010.

As of October 1, 2010, we implemented new Financial Accounting Standards Board (“FASB”) guidance regarding the consolidation of VIEs.  This new guidance changes the approach to determine a VIEs’ primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest.  This new guidance also increases the frequency of required assessments to determine whether we are the primary beneficiary of any VIEs to which we are a party.  Upon adoption of this new guidance, we deconsolidated two low-income housing tax credit (“LIHTC”) funds which we determined we are no longer the primary beneficiary, and consolidated two other LIHTC funds which we determined we are the primary beneficiary under the new guidance.  See Note 7 for further discussion.

At December 31, 2010, we implemented new FASB guidance which requires enhanced disclosures about our allowances for loan losses and credit quality of our financing receivables. See Note 6 which contains the additional disclosures required under this new guidance specifically pertaining to the financing receivables arising from our bank subsidiary, Raymond James Bank, FSB (“RJ Bank”), including certain additional accounting policy information regarding such balances not previously included in Note 1 – Summary of Significant Accounting Policies on pages 79-90 of our 2010 Form 10-K.

We also have certain financing receivables that arise from businesses other than our banking business, which are within the scope of the new accounting guidance.  Specifically, we make loans to financial advisors and certain revenue producers, primarily for recruiting and retention purposes.  Our accounting policies governing this activity, including our policies for determining the allowance for doubtful accounts, are described in Note 1 page 85 of our 2010 Form 10-K.  As of December 31, 2010, the outstanding balance of these loans is $227.8 million, with a related allowance for doubtful accounts of $10.1 million, and are included in Other Receivables on our Condensed Consolidated Statements of Financial Condition.  Based upon the nature of these financing receivables, we do not analyze this asset on a portfolio segment or class basis.  Further, the aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts as concerns regarding the recoverability of these loans primarily arises in the event that the financial advisor becomes no longer affiliated with us.  Of the loan balance referred to above, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $2 million.

Reclassifications

Certain other prior period amounts, none of which are material, have been reclassified to conform to the current presentation.

NOTE 2 - CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS:

Our cash equivalents include money market funds or highly liquid investments not held for resale with original maturities of 90 days or less. For further discussion of our accounting policies regarding assets segregated pursuant to regulations and other segregated assets, see Note 1 on page 80 of our 2010 Form 10-K.

The following are financial instruments that are cash and cash equivalents or other investment balances which are readily convertible into cash as of December 31, 2010 and September 30, 2010:

	December 31,	September 30,
	2010	2010
	(in 000's)
Cash and Cash Equivalents:
Cash in banks	$1,199,162	$2,939,963	(1)
Money market investments	5,721	3,276
Total cash and cash equivalents (2)	1,204,883	2,943,239

Cash and securities segregated pursuant to federal regulations and other segregated assets (3)	2,069,075	3,430,715	(1)
Deposits with clearing organizations(4)	81,162	76,488
	$3,355,120	$6,450,442

(1)
At September 30, 2010, cash and other segregated assets included additional amounts in order for RJ Bank to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution. The cash in banks and other segregated assets balances at September 30, 2010 included an additional $1.8 billion and $1.3 billion, respectively, resulting from the September 30, 2010 point-in-time requirement.  See Note 22 on page 130 of our 2010 Form 10-K for discussion of the September 30, 2010 point-in-time requirement.

(2)
Of the total, includes $423 million of RJF Parent Company cash and cash equivalents (invested on behalf of the RJF Parent Company by one of its subsidiaries) as of December 31, 2010.  At September 30, 2010, the RJF Parent Company had $287 million in cash and cash equivalents (see Note 26 on page 135 of the 2010 Form 10-K for further information).

(3)
Consists of cash and cash equivalents maintained in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934. Raymond James & Associates, Inc. (“RJ&A”), as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. Additionally, Raymond James Ltd. (“RJ Ltd”). is required to hold client Registered Retirement Savings Plan funds in trust.  The $1.3 billion in other segregated assets at September 30, 2010 related to the point-in-time regulatory balance sheet composition requirements mentioned above was held as collateral by the Federal Home Loan Bank of Atlanta (“FHLB”) securing an overnight advance.  On October 1, 2010, the advance was repaid.

(4)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

NOTE 3 - FAIR VALUE:

For a further discussion of our valuation methodologies for assets, liabilities measured at fair value, and the fair value hierarchy, see Note 1 pages 81 - 84 in our 2010 Form 10-K.

There have been no material changes to our valuation methodologies since our year ended September 30, 2010.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2010 are presented below:

December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)		Netting Adjustments(2)	Balance as of December 31, 2010
	(in 000’s)
Assets:
Trading Instruments:
Municipal and Provincial Obligations	$252	$220,140	$6,076		$-	$226,468
Corporate Obligations	20,724	29,532	-		-	50,256
Government and Agency Obligations	18,650	25,794	-		-	44,444
Agency Mortgage-Backed Securities(“MBS”) and Collateralized Mortgage Obligations (“CMOs”)	561	234,242	-		-	234,803
Non-Agency CMOs and Asset-Backed Securities (“ABS”)	-	3,771	3,643		-	7,414
Total Debt Securities	40,187	513,479	9,719		-	563,385
Derivative Contracts	-	86,275	-		(64,169)	22,106
Equity Securities	17,750	447	3,225		-	21,422
Other Securities	691	4,756	-		-	5,447
Total Trading Instruments	58,628	604,957	12,944		(64,169)	612,360

Available for Sale Securities:
Agency MBS and CMOs	-	197,333	-		-	197,333
Non-Agency CMOs	-	181,721	1,098		-	182,819
Other Securities	10	5,001	-		-	5,011
Total Available for Sale Securities	10	384,055	1,098		-	385,163

Private Equity and Other Investments:
Private Equity Investments	-	-	159,586	(3)	-	159,586
Other Investments	165,156	666	45		-	165,867
Total Private Equity and Other Investments	165,156	666	159,631		-	325,453

Other Assets	-	-	25		-	25
Total	$223,794	$989,678	$173,698		$(64,169)	$1,323,001

Liabilities:
Trading Instruments Sold but Not Yet Purchased:
Municipal and Provincial Obligations	$-	$149	$-		$-	$149
Corporate Obligations	-	2,576	-		-	2,576
Government Obligations	179,354	-	-		-	179,354
Agency MBS and CMOs	785	-	-		-	785
Total Debt Securities	180,139	2,725	-		-	182,864
Derivative Contracts	-	64,157	-		(57,175)	6,982
Equity Securities	13,745	398	-		-	14,143
Total Trading Instruments Sold but Not Yet Purchased	193,884	67,280	-		(57,175)	203,989

Other Liabilities	-	3	46		-	49
Total	$193,884	$67,283	$46		$(57,175)	$204,038

(1)
We had no significant transfers of financial instruments between Level 1 and Level 2 during the period ended December 31, 2010.  Our policy is to use the end of each respective quarterly reporting period to determine when transfers of financial instruments between levels are recognized.

(2)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)
Includes $85.2 million in private equity investments of which the weighted-average portion we own is approximately 20%.  The portion of this investment we do not own becomes a component of Noncontrolling Interests on our Condensed Consolidated Statements of Financial Condition, and amounted to $68.1 million of that total as of December 31, 2010.

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

(3)
Includes $86.3 million in private equity investments of which the weighted-average portion we own is approximately 20%.  The portion of this investment we do not own becomes a component of Noncontrolling Interests on our Condensed Consolidated Statements of Financial Condition, and amounted to $69.1 million of that total as of September 30, 2010.

Changes in Level 3 Recurring Fair Value Measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended December 31, 2010 and 2009 are presented below:

	Level 3 Financial Assets at Fair Value
Period Ended December 31, 2010	Fair Value, September 30, 2010	Total Realized /Unrealized Gains/(Losses) Included in Earnings	Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers Into Level 3	Transfers Out of Level 3	Fair Value, December 31, 2010	Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at December 31, 2010
	(in 000’s)
Assets:
Trading Instruments:
Municipal and Provincial Obligations	$6,275	$(194)	$-	$(5)	$-	$-	$6,076	$(389)
Non-Agency CMOs and ABS	3,930	(137)	-	(149)	-	-	3,643	52
Equity Securities	3,025	-	-	200	-	-	3,225	-

Available for Sale Securities:
Non-Agency CMOs	1,011	-	167	(80)	-	-	1,098	-

Private Equity and Other Investments:
Private Equity Investments	161,230	75	-	(1,719)	-	-	159,586	(5)
Other Investments	45	-	-	-	-	-	45	-
Other Assets	-	-	-	-	25	-	25	-

Liabilities:
Other Liabilities	$(46)	$-	$-	$-	$-	$-	$(46)	$-

	Level 3 Financial Assets at Fair Value
Period Ended December 31, 2009	Fair Value, September 30, 2009	Total Realized /Unrealized Gains/(Losses) Included in Earnings	Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers Into Level 3	Transfers Out of Level 3	Fair Value, December 31, 2009	Change in Unrealized Gains/ (Losses) Related to Financial Instruments Held at December 31, 2009
	(in 000’s)
Assets:
Trading Instruments:
Municipal and Provincial Obligations	$5,316	$7	$-	$-	$-	$-	$5,323	$7
Non-Agency CMOs and ABS	10,915	(340)	-	(1,399)	-	-	9,176	(426)
Derivative Contracts	222	(222)	-	-	-	-	-	-
Other Securities	919	524	-	17	-	-	1,460	523

Available for Sale Securities:
Non-Agency CMOs	2,596	(552)	711	(134)	-	-	2,621	(552)

Private Equity and Other Investments:
Private Equity Investments	142,671	(302)	-	2,598	-	-	144,967	(302)
Other Investments	227	(4)	-	-	-	-	223	(4)

Liabilities:
Derivative Contracts	$-	$(117)	$-	$-	$-	$-	$(117)	$(205)
Other Liabilities	(59)	13	-	-	-	-	(46)	(7)

As of December 31, 2010, 8.9% of our assets and 1.7% of our liabilities are instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2010 represent 13.1% of our assets measured at fair value.  As of December 31, 2009, 7.8% and 0.7% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2009 represented 14.3% of our assets measured at fair value.

Gains and losses (realized and unrealized) included in revenues for the three months ended December 31, 2010 and 2009 are reported in net trading profits and other revenues in our Condensed Consolidated Statements of Income as follows:

For the Three Months Ended December 31, 2010	Net Trading Profits	Other Revenues
	(in 000’s)

Total gains included in revenues	$(331)	$75
Change in unrealized gains/(losses) relating to assets still held at reporting date	$(337)	$(5)

For the Three Months Ended December 31, 2009	Net Trading Profits (Losses)	Other Revenues
	(in 000’s)

Total gains/(losses) included in revenues	$187	$(1,180)
Change in unrealized gains/(losses) relating to assets still held at reporting date	$100	$(1,066)

Nonrecurring Fair Value Measurements

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement only in certain circumstances, for example, when there is evidence of impairment or in other situations where the lower of cost or fair value method of accounting is applied. Our financial instruments which are measured at fair value on a nonrecurring basis include certain RJ Bank loans that have been deemed impaired and certain loans classified as held for sale.  Our nonfinancial assets which are measured at fair value on a nonrecurring basis include goodwill and other real estate owned (“OREO”).  The table below provides information, by level within the fair value hierarchy, for both financial and nonfinancial assets measured at fair value on a nonrecurring basis and held at December 31, 2010 and September 30, 2010.

	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
December 31, 2010:	(in 000’s)
Assets at fair value on a nonrecurring basis:
Bank Loans, Net(1)	$-	$4,121	$46,573	$50,694
OREO (2)	-	2,578	-	2,578

September 30, 2010:
Assets at fair value on a nonrecurring basis:
Bank Loans, Net(1)	$-	$1,901	$71,920	$73,821
OREO (2)	-	19,431	-	19,431

(1)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(2)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

The adjustment to fair value of the nonrecurring fair value measures for the three months ended December 31, 2010 resulted in $12.6 million in additional provision for loan losses as well as $502,000 in other losses during the quarter.

For a discussion of our accounting policies for impairment of loans held for investment, loans held for sale, and OREO, see Note 1 on pages 85-87 of our 2010 Form 10-K.

Fair Value Option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of December 31, 2010, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

OTHER FAIR VALUE DISCLOSURES

Many, but not all of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.  Refer to Note 3 pages 95-96 of our 2010 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not otherwise recorded at fair value.

The carrying amounts and estimated fair values of our financial instruments that are not carried at fair value at December 31, 2010 and September 30, 2010, respectively, are as follows:

	December 31, 2010		September 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in 000’s)
Financial Assets:
Bank Loans, Net	$6,104,133	$6,135,587	$6,094,929	$6,099,106
Financial Liabilities:
Bank Deposits	6,682,396	6,689,481	7,079,718	7,088,297
Other Borrowings	30,000	30,241	2,557,000	2,557,613
Corporate Debt	355,169	411,005	355,964	421,132

NOTE 4 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED:

	December 31, 2010		September 30, 2010
	Trading Instruments	Instruments Sold but Not Yet Purchased	Trading Instruments	Instruments Sold but Not Yet Purchased
	(in 000's)

Municipal and Provincial Obligations	$226,468	$149	$168,353	$296
Corporate Obligations	50,256	2,576	38,471	693
Government and Agency Obligations	44,444	179,354	36,894	99,631
Agency MBS and CMOs	234,803	785	278,578	105
Non-Agency CMOs and ABS	7,414	-	8,297	-
Total Debt Securities	563,385	182,864	530,593	100,725

Derivative Contracts	22,106	6,982	26,367	1,649
Equity Securities	21,422	14,143	31,644	28,664
Other Securities	5,447	-	2,843	-
Total	$612,360	$203,989	$591,447	$131,038

Auction rate securities totaling $9.6 million and $9.1 million at December 31, 2010 and September 30, 2010, respectively, are included predominately within the Municipal and Provincial Obligations presented in the table above. There were no auction rate securities in Trading Instruments Sold but Not Yet Purchased as of either December 31, 2010 or September 30, 2010.

See Note 3 for additional information regarding the fair value of Trading Instruments and Trading Instruments Sold but Not Yet Purchased.

NOTE 5 - AVAILABLE FOR SALE SECURITIES:

Available for sale securities are comprised primarily of CMOs and other mortgage-related debt securities, owned by RJ Bank, and certain equity securities owned by our non-broker-dealer subsidiaries. There were proceeds of $11.2 million from the sale of available for sale securities during the three month period ended December 31, 2010, which resulted in total losses of $411,000.  There were no proceeds from the sale of available for sale securities for the three month period ended December 31, 2009.

The amortized cost and estimated fair values of available for sale securities as of December 31, 2010 and September 30, 2010 are as follows:

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency MBS and CMOs	$196,581	$854	$(102)	$197,333
Non-Agency CMOs (1)	226,420	36	(43,637)	182,819
Other Securities	5,000	1	-	5,001
Total RJ Bank Available for Sale Securities	428,001	891	(43,739)	385,153
Other Securities	3	7	-	10
Total Available for Sale Securities	$428,004	$898	$(43,739)	$385,163

	September 30, 2010
		Gross	Gross
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
	(in 000's)
Available for Sale Securities:
Agency MBS and CMOs	$217,516	$559	$(196)	$217,879
Non-Agency CMOs(2)	252,522	16	(50,968)	201,570
Other Securities	5,000	3	-	5,003
Total RJ Bank Available for Sale Securities	475,038	578	(51,164)	424,452
Other Securities	3	6	-	9
Total Available for Sale Securities	$475,041	$584	$(51,164)	$424,461

(1)	As of December 31, 2010, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) was $33.2 million (before taxes).

(2)	As of September 30, 2010, the non-credit portion of OTTI recorded in AOCI was $36.1 million (before taxes).

See Note 3 for additional information regarding the fair value of available for sale securities.

Since RJ Bank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  The contractual maturities, amortized cost, carrying values and current yields for RJ Bank's available for sale securities at December 31, 2010 are as follows:

	December 31, 2010
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	($ in 000's)
Agency MBS & CMOs:
Amortized cost	$-	$-	$70,205	$126,376	$196,581
Carrying value	-	-	70,526	126,807	197,333
Weighted-average yield	-	-	0.52%	0.64%	0.59%

Non-Agency CMOs:
Amortized cost	$-	$-	$-	$226,420	$226,420
Carrying value	-	-	-	182,819	182,819
Weighted-average yield	-	-	-	5.15%	5.15%

Other Securities:
Amortized cost	$5,000	$-	$-	$-	$5,000
Carrying value	5,001	-	-	-	5,001
Weighted-average yield	0.36%	-	-	-	0.36%

Total Available for Sale Securities:
Amortized cost	$5,000	$-	$70,205	$352,796	$428,001
Carrying value	5,001	-	70,526	309,626	385,153
Weighted-average yield	0.36%	-	0.52%	3.30%	2.76%

Unrealized Losses

For a further discussion of our Available for Sale Securities’ accounting policies, including the fair value determination process, see Note 1 pages 82-83 in our 2010 Form 10-K.

RJ Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2010 and September 30, 2010 are as follows:

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in 000’s)

Agency MBS and CMOs	$15,650	$(39)	$20,380	$(63)	$36,030	$(102)
Non-Agency CMOs	-	-	181,053	(43,637)	181,053	(43,637)
Total Impaired Securities	$15,650	$(39)	$201,433	$(43,700)	$217,083	$(43,739)

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in 000’s)

Agency MBS and CMOs	$45,026	$(117)	$58,425	$(79)	$103,451	$(196)
Non-Agency CMOs	-	-	199,877	(50,968)	199,877	(50,968)
Total Impaired Securities	$45,026	$(117)	$258,302	$(51,047)	$303,328	$(51,164)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), both of which were placed under the conservatorship of the U.S. Government on September 7, 2008, as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS. At December 31, 2010, of the 28 U.S. government-sponsored enterprise MBS in an unrealized loss position, 12 were in a continuous unrealized loss position for less than 12 months and 16 for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-Agency CMOs

As of December 31, 2010 and including subsequent ratings changes, $13.3 million of the non-agency CMOs were rated AAA by two rating agencies, and $169.5 million were rated less than AAA by at least one rating agency. At December 31, 2010, all but two of the 26 non-agency CMOs were in a continuous unrealized loss position for 12 months or more. The remaining non-agency CMOs were in an unrealized gain position at December 31, 2010.  All of the non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as loan-to-value (“LTV”) ratio, credit scores, property type, location and level of credit enhancement. Current characteristics of each security owned such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage are reviewed monthly by management.  Only those non-agency CMOs whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.  The unrealized losses at December 31, 2010 were primarily due to the continued illiquidity and uncertainty in the markets.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs as of December 31, 2010 are as follows:

	December 31, 2010
	Range	Weighted Average(1)

Default Rate	3.9% - 31.0%	15.7%
Loss Severity	12.9% - 58.2%	38.7%
Prepayment Rate	1.8% - 40.5%	13.7%

(1)	Represents the expected activity for the next twelve months.

Other-Than-Temporarily Impaired Securities

Although there is no intent to sell our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within this portfolio.

Changes in the amount related to credit losses recognized in earnings on available for sale securities are as follows:

	Three Months Ended December 31,
	2010	2009
	(in 000’s)

Amount related to credit losses on securities we held at the beginning of the period	$18,816	$17,762
Additions to the amount related to credit loss for which an OTTI was not previously recognized	-	1,556
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	2,179	1,443
Decreases to the amount related to credit losses for worthless securities	-	(3,331)
Amount related to credit losses on securities we held at the end of the period	$20,995	$17,430

The current period credit losses were primarily due to high loss severities on individual loan collateral of certain securities and the expected continuation of high default levels and collateral losses throughout 2011 and into 2012.

NOTE 6 – BANK LOANS, NET:

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include commercial and residential real estate loans, as well as commercial and consumer loans. These receivables are collateralized by first or second mortgages on residential or other real property, by other assets of the borrower, or are unsecured.

During the current quarter end, RJ Bank reclassified balances within the categories of its loan portfolio to more closely align these balances with its assignment of credit risk utilized within the allowance for loan losses evaluation.  As a result, the prior period bank loan disclosures presented in this Form 10-Q differ from what was previously reported.

For a discussion of our accounting policies regarding bank loans, including the policies regarding the allowance for loan losses, nonaccrual and impaired loans, charge-offs and other real estate owned, see Note 1 pages 85 - 87 in our 2010 Form 10-K.

The FASB issued new accounting guidance, effective for us as of December 31, 2010, requiring certain additional disclosures regarding the allowance for loan losses and credit quality of our financing receivables.  The following information supplements the accounting policy information included in our 2010 Form 10-K, referred to above.  The allowance for loan losses provides for probable losses incurred in RJ Bank’s loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  This allowance for loan loss is comprised of two components: allowances calculated based on formulas for homogenous classes of loans and allowances assigned to certain classified loans individually evaluated for impairment. The calculation of the allowance is an inherently subjective process impacted by many factors.

We segregate our loan portfolio into five loan portfolio segments: commercial, commercial real estate (“CRE”), CRE construction, residential mortgage and consumer. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans which are further disaggregated into residential first mortgage and residential home equity classes. Each loan is assigned a grade and then an allowance percentage is assigned to each loan grade based upon the perceived risk associated with the class and grade.  Commercial, CRE and CRE construction loans are assigned to one of several loan grades based upon the respective loan’s credit characteristics.

Factors taken into consideration when assigning loan grades and allowance percentage  to commercial, CRE and CRE construction loan classes include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, updated LTV ratios, lending policies, local, regional, and national economic conditions; concentrations of credit risk; past loss history, Shared National Credit (“SNC”) reviews and examination results from regulatory agencies. Loan grades for individual commercial, CRE, and CRE construction loans are derived from analyzing two aspects of the risk factors in a particular loan, the obligor rating and the facility rating. The obligor rating relates to a borrower’s probability of defaulting and the facility rating measures the anticipated loss in the event of default. These two ratings are considered in combination to derive the final commercial, CRE and CRE construction loan grades. For residential first mortgage, residential home equity and consumer loan classes, factors considered when assigning loan grades and allowance percentage include loan performance trends, loan product parameters and qualification requirements, credit scores, updated LTV ratios, occupancy (i.e. owner occupied, second home or investment property), documentation level, loan purpose, geographic concentrations, average loan size and loan policy exceptions.

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each major loan category in RJ Bank's loan portfolios:

	December 31, 2010		September 30, 2010
	Balance	%	Balance	%
	($ in 000’s)

Loans Held for Sale, Net(1)	$9,221	-	$6,114	-
Loans Held for Investment, Net:(1)
Commercial Loans	3,401,422	54%	3,232,723	52%
CRE Construction Loans	58,028	1%	65,512	1%
CRE Loans	878,259	14%	937,669	15%
Residential Mortgage Loans	1,941,036	31%	2,015,331	32%
Consumer Loans	6,495	-	23,940	-
Total loans held for investment	6,285,240		6,275,175
Net Unearned Income and Deferred Expenses	(44,304)		(39,276)
Total Loans Held for Investment, Net	6,240,936		6,235,899

Total Loans Held for Sale and Investment	6,250,157	100%	6,242,013	100%
Allowance for Loan Losses	(146,024)		(147,084)
Bank Loans, Net	$6,104,133		$6,094,929

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

At December 31, 2010, the FHLB has a blanket lien on RJ Bank's residential mortgage loan portfolio, as security for the repayment of certain borrowings from the FHLB.

RJ Bank's net gain from the sale of loans held for sale was $259,000 and $112,000, which was recorded in Other Revenues on our Condensed Consolidated Statements of Income, for the three month periods ended December 31, 2010 and 2009, respectively.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at December 31, 2010, including contractual principal repayments. This table does not, however, include any estimates of prepayments. These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One Year or Less	> One Year – Five Years	> Five Years	Total(1)
	(in 000’s)

Loans Held for Sale	$-	$-	$8,871	$8,871
Loans Held for Investment
Commercial Loans	69,536	2,487,294	844,592	3,401,422
CRE Construction Loans	27,493	30,535	-	58,028
CRE Loans	356,518	460,502	61,239	878,259
Residential Mortgage Loans	1,109	12,651	1,927,276	1,941,036
Consumer Loans	6,470	-	25	6,495
Total Loans Held for Investment	461,126	2,990,982	2,833,132	6,285,240
Total Loans	$461,126	$2,990,982	$2,842,003	$6,294,111

(1)	Excludes any net unearned income and deferred expenses.

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	December 31, 2010	September 30, 2010
	($ in 000’s)
Nonaccrual Loans:
CRE Loans	$48,611	$67,071
Residential Mortgage Loans:
First Mortgage Loans(1)	84,945	80,754
Home Equity Loans/Lines	72	71
Total Nonaccrual Loans	133,628	147,896

Accruing Loans Which are 90 Days Past Due:
CRE Loans	-	830
Residential Mortgage Loans:
First Mortgage Loans	2,859	5,098
Home Equity Loans/Lines	175	159
Total Accruing Loans Which are 90 Days Past Due	3,034	6,087

Total Nonperforming Loans	136,662	153,983

Real Estate Owned and Other Repossessed Assets, Net:
CRE	11,956	19,486
Residential First Mortgage	8,817	8,439
Total	20,773	27,925

Total Nonperforming Assets, Net	$157,435	$181,908
Total Nonperforming Assets as a % of Total Loans, Net and Other Real Estate Owned, Net	2.57%	2.97%

(1)
Of the total residential first mortgage nonaccrual loans, there are loans totaling $74.2 million and $68.7 million as of December 31, 2010 and September 30, 2010, respectively, for which a charge-off had previously been recorded.

The table of nonperforming assets above excludes $8.7 million and $8.2 million of residential troubled debt restructurings, which were performing in accordance with the restructured terms as of December 31, 2010 and September 30, 2010, respectively.

As of December 31, 2010 and September 30, 2010 RJ Bank had commitments to lend an additional $540,000 and $623,000, respectively, on one nonperforming CRE loan, which was classified as a troubled debt restructuring.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $1.8 million and $3.5 million for the three months ended December 31, 2010 and 2009, respectively.  The interest income recognized on nonperforming loans was $324,000 and $107,000 for the three months ended December 31, 2010 and 2009, respectively.

The following table presents an analysis of the payment status of loans held for investment as of December 31, 2010:

	30- 59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total Loans Held for Investment(1)

	($ in 000’s)

Commercial Loans(2)	$-	$107	$-	$107	$3,366,764	$3,366,871
CRE Construction Loans	-	-	-	-	57,658	57,658
CRE Loans	27	19,885	347	20,259	850,389	870,648
Residential Mortgage Loans:
First Mortgage Loans	11,798	6,764	68,079	86,641	1,818,519	1,905,160
Home Equity Loans/Lines	42	88	247	377	33,726	34,103
Consumer Loans	-	-	-	-	6,496	6,496

Total Loans Held for
Investment	$11,867	$26,844	$68,673	$107,384	$6,133,552	$6,240,936

(1)	Net of unearned income and deferred expenses.

(2)	Past due recorded investments reflected in this loan class are government-guaranteed loans.

The following table provides a summary of RJ Bank’s impaired loans as of December 31, 2010 and September 30, 2010:

	December 31, 2010			September 30, 2010
	Gross Recorded Investment	Unpaid Principal Balance	Allowance For Losses	Gross Recorded Investment	Unpaid Principal Balance	Allowance For Losses
	(in 000’s)
Impaired Loans with Allowance for Loan Losses:(1)
CRE Loans	$43,230	$55,636	$17,228	$60,598	$85,652	$8,469
Residential Mortgage Loans:
First Mortgage Loans	13,392	14,491	2,802	12,434	13,659	2,782
Home Equity Loans/Lines	144	144	28	144	144	30
Total	56,766	70,271	20,058	73,176	99,455	11,281

Impaired Loans without Allowance for Loan Losses:(2)
CRE Loans	$5,381	$12,867	$-	$6,473	$17,309	$-
Residential - First Mortgage Loans	4,484	6,866	-	3,552	5,355	-
Total	9,865	19,733	-	10,025	22,664	-
Total Impaired Loans	$66,631	$90,004	$20,058	$83,201	$122,119	$11,281

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The average balance of the impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income for the three months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,
	2010	2009
	(in 000’s)
Average Impaired Loan Balance:
CRE Loans	$47,075	$60,548
Residential Mortgage Loans:
First Mortgage Loans	17,075	3,518
Home Equity Loans/Lines	144	128
Total	$64,294	$64,194

Interest Income Recognized:
CRE Loans	$-	$-
Residential Mortgage Loans:
First Mortgage Loans	63	27
Home Equity Loans/Lines	1	1
Total	$64	$28

The credit quality of RJ Bank’s loan portfolio is summarized monthly using the standard asset classification system utilized by the Office of Thrift Supervision (“OTS”) and the other federal banking agencies.  These classifications are divided into three groups.  Not Classified (Pass), Special Mention and Classified or Adverse Rating (Substandard, Doubtful and Loss) and are defined as follows:

Pass – Loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less costs to acquire and sell, of any underlying collateral in a timely manner.

Special Mention – Loans which have potential weaknesses that deserve management’s close attention. These loans are not adversely classified and do not expose RJ Bank to sufficient risk to warrant an adverse classification.

Substandard – Loans which are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans with this classification are characterized by the distinct possibility that RJ Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans which have all the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions and values.

Loss – Loans which are considered by management to be uncollectible and of such little value that its continuance on RJ Bank’s books as an asset, without establishment of a specific valuation allowance or charge-off is not warranted.  RJ Bank would not have any loan balances within this classification as in accordance with its accounting policy, loans or a portion thereof considered to be uncollectible are charged-off prior to the assignment of this classification.

RJ Bank’s credit quality of its loan portfolio as of December 31, 2010 is presented in the following table:

				Residential Mortgage
	Commercial	CRE Construction	CRE	First Mortgage	Home Equity	Consumer	Total

	(in 000’s)

Pass	$3,282,712	$39,185	$688,774	$1,783,740	$33,288	$6,495	$5,834,194
Special Mention	50,173	18,843	78,164	31,416	182	-	178,778
Substandard	68,537	-	100,201	92,075	335	-	261,148
Doubtful		-	11,120	-	-	-	11,120
Total	$3,401,422	$58,028	$878,259	$1,907,231	$33,805	$6,495	$6,285,240

The assignment of RJ Bank’s loan portfolio to the loan classification above was made using the most recently available information described in our allowance for loan losses accounting policy presented on pages 86-87 of our 2010 Form 10-K.

Changes in the allowance for loan losses of RJ Bank were as follows:

	Three Months Ended December 31,
	2010	2009
	($ in 000’s)

Allowance for Loan Losses, Beginning of Period	$147,084	$150,272
Provision For Loan Losses	11,232	22,835
Charge-Offs:
CRE Loans	(6,449)	(16,601)
Residential Mortgage Loans	(6,315)	(9,531)
Total Charge-Offs	(12,764)	(26,132)
Recoveries:
CRE Loans	100	2,004
Residential Mortgage Loans	372	185
Total Recoveries	472	2,189
Net Charge-Offs	(12,292)	(23,943)
Allowance for Loan Losses, End of Period	$146,024	$149,164

Net Charge-Offs to Average Bank Loans, Net Outstanding (annualized)	0.80%	0.37%

The following tables allocate, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses as of December 31, 2010 and September 30, 2010:

		Loans Held for Investment
	Loans Held for Sale	Commercial	CRE Construction	CRE	Residential Mortgage	Consumer	Total

	($ in 000’s)
December 31, 2010:
Allowance for Loan Losses:
Individually Evaluated for Impairment	$-	$-	$-	$17,228	$2,830	$-	$20,058
Collectively Evaluated for Impairment	48	59,978	2,672	31,378	31,868	22	125,966
Total Allowance for Loan Losses	$48	$59,978	$2,672	$48,606	$34,698	$22	$146,024
Loan Category as a % of Total Recorded Investment	-	54%	1%	14%	31%	-	100%

Recorded Investment: (1)
Individually Evaluated for Impairment	$-	$-	$-	$48,611	$18,020	$-	$66,631
Collectively Evaluated for Impairment	8,871	3,401,422	58,028	829,648	1,923,016	6,495	6,227,480
Total Recorded Investment	$8,871	$3,401,422	$58,028	$878,259	$1,941,036	$6,495	$6,294,111

(1)	Excludes any net unearned income and deferred expenses.

		Loans Held for Investment
	Loans Held for Sale	Commercial	CRE Construction	CRE	Residential Mortgage	Consumer	Total

	($ in 000’s)
September 30, 2010:
Allowance for Loan Losses:
Individually Evaluated for Impairment	$-	$-	$-	$8,469	$2,812	$-	$11,281
Collectively Evaluated for Impairment	23	60,464	4,473	39,302	31,485	56	135,803
Total Allowance for Loan Losses	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084
Loan Category as a % of Total Recorded Investment	-	52%	1%	15%	32%	-	100%

Recorded Investment: (1)
Individually Evaluated for Impairment	$-	$-	$-	$67,071	$16,130	$-	$83,201
Collectively Evaluated for Impairment	5,847	3,232,723	65,512	870,598	1,999,201	23,940	6,197,821
Total Recorded Investment	$5,847	$3,232,723	$65,512	$937,669	$2,015,331	$23,940	$6,281,022

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of December 31, 2010 and September 30, 2010.

The reserve for unfunded lending commitments, included in Trade and Other Payables on our Condensed Consolidated Statements of Financial Condition, was $11.4 million and $11.9 million at December 31, 2010 and September 30, 2010, respectively.

RJ Bank’s net interest income after provision for loan losses for the three months ended December 31, 2010 and 2009 was $63.1 million and $42.8 million, respectively.

NOTE 7 - VARIABLE INTEREST ENTITIES:

A VIE requires consolidation by the entity’s primary beneficiary.   Refer to Note 1 page 88 and Note 9 pages 105 - 109 in our 2010 Form 10-K for a description of our principal involvement with VIEs.

On October 1, 2010, we adopted new accounting guidance which amended the existing pronouncement regarding the consolidation of VIEs.  This new guidance contains new criteria for determining the primary beneficiary of a VIE and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE.  Under this new guidance, we assess VIEs for consolidation when we hold variable interests in the entity.  We consolidate VIEs when we are deemed to be the primary beneficiary.  The primary beneficiary is determined to be the party that meets both of the following criteria:  (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligations to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

We hold variable interests in the following VIE’s: Raymond James Employee Investment Funds I and II (the “EIF Funds”), a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”), certain LIHTC fund entities in which Raymond James Tax Credit Funds, Inc. (“RJTCF”) holds an interest (“LIHTC Funds”), and various other partnerships and limited liability companies (“LLCs”) involving real estate (“Other Real Estate Limited Partnerships and LLCs”).

On October 1, 2010, as a result of the application of the new accounting guidance, we:

(1) Deconsolidated two LIHTC funds in which we were deemed to be the primary beneficiary under the previous accounting guidance.  These two entities had consolidated assets of approximately $3.5 million and no consolidated liabilities.  Within Equity (as presented on the Condensed Consolidated Statement of Financial Condition), their deconsolidation resulted in an after-tax cumulative effect adjustment to retained earnings and noncontrolling interests of $3.3 million and $6.8 million, respectively.

(2) Consolidated two LIHTC funds in which we are deemed to be the primary beneficiary under the new accounting guidance as of October 1, 2010.  These two entities had consolidated assets of $56.8 million, consolidated liabilities of $42.1 million, and since we hold less than a 1% interest in these entities, the equity impact of their consolidation was a $14.7 million increase in noncontrolling interests.

VIEs where we are the Primary Beneficiary

Of the VIEs in which we hold an interest, we have determined that the EIF Funds, the Restricted Stock Trust Fund and certain of RJTCF’s LIHTC Fund entities require consolidation in our financial statements as we are deemed the primary beneficiary of those VIEs.  The aggregate assets and liabilities of the entities we consolidate are provided in the table below.

	Aggregate Assets(1)	Aggregate Liabilities(1)
	(in 000’s)
December 31, 2010:
LIHTC Funds	$270,488	$126,986
Guaranteed LIHTC Fund	78,575	3,655
Restricted Stock Trust Fund	12,331	8,123
EIF Funds	17,623	-
Total	$379,017	$138,764

September 30, 2010:
LIHTC Funds	$234,742	$94,028
Guaranteed LIHTC Fund	75,449	2,382
Restricted Stock Trust Fund	7,969	4,429
EIF Funds	18,215	-
Total	$336,375	$100,839

(1)	Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to elimination of intercompany assets and liabilities held by the consolidated VIE.

The following table presents information about the carrying value of the assets, liabilities and equity of the VIEs which we consolidate and are included within our Condensed Consolidated Statements of Financial Condition. The noncontrolling interests presented in this table represent the portion of these net assets which are not ours:

	December 31, 2010	September 30, 2010
	(in 000’s)
Assets:
Assets Segregated Pursuant to Regulations and Other Segregated Assets	$17,704	$14,188
Receivables, Other	7,383	6,104
Investments in Real Estate Partnerships – Held by VIEs	328,927	280,890
Trust Fund Investment in RJF Common Stock(1)	12,331	7,798
Prepaid Expenses and Other Assets	17,622	19,398
Total Assets	$383,967	$328,378

Liabilities And Equity:
Loans Payable Related to Investments by VIEs in Real Estate Partnerships(2)	$107,437	$76,464
Trade and Other Payables	4,160	2,722
Intercompany Payables	17,660	16,930
Total Liabilities	129,257	96,116

RJF Equity	6,589	5,205
Noncontrolling Interests	248,121	227,057
Total Equity	254,710	232,262
Total Liabilities and Equity	$383,967	$328,378

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net loss of the VIEs which we consolidate and are included within our Condensed Consolidated Statements of Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which are not ours:

	Three Months Ended December 31,
	2010	2009
	(in 000’s)
Revenues:
Interest	$-	$6
Other	(69)	1,043
Total Revenues	(69)	1,049

Interest Expense	1,555	1,113
Net Expense	(1,624)	(64)

Non-Interest Expenses	3,671	3,693
Net Loss Including Noncontrolling Interests	(5,295)	(3,757)
Net Loss Attributable to Noncontrolling Interests	(5,003)	(2,853)
Net Loss Attributable to RJF	$(292)	$(904)

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

Restricted Stock Trust Fund

We utilize a trust in connection with one of our restricted stock plans. This trust fund was established and funded for the purpose of acquiring our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of our Canadian subsidiary. Given this trust fund’s purpose and design, our Canadian subsidiary is deemed to be the entity most closely associated with this VIE. As a result, we are deemed to be the primary beneficiary, and accordingly, consolidate this trust fund.

Low-Income Housing Partnerships

RJTCF is a wholly-owned subsidiary of RJF and is the managing member or general partner in approximately 64 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as LLCs or limited partnerships for the purpose of investing in a number of project partnerships, which are limited partnerships that in turn purchase and develop low-income housing properties qualifying for tax credits.

Our determination of the primary beneficiary of each tax credit fund in which we have a variable interest requires judgment and is based on an analysis of all relevant facts and circumstances, including: (1) an assessment of the characteristics of our variable interest and other involvements we have with the tax credit fund, including involvement of related parties and any de-facto agents, as well as the involvement of other variable interest holders, namely, limited partners or investor members, and (2) the tax credit funds’ purpose and design, including the risks that the tax credit fund was designed to create and pass through to its variable interest holders.  In the design of tax credit fund VIEs, the overriding premise is that the investor members invest solely for tax attributes associated with the portfolio of low-income housing properties held by the fund, while RJTCF as the managing member or general partner of the fund is responsible for overseeing the fund’s operations.

Non-Guaranteed Low-Income Housing Tax Credit Funds

As the managing member or general partner of the fund, except for the one guaranteed fund discussed below, RJTCF does not provide guarantees related to the delivery or funding of tax credits or other tax attributes to the investor members or limited partners of these tax credit funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investment. Additionally, under the tax credit funds’ designed structure, the investor member(s) or limited partner(s) receive nearly all of the tax credits and tax-deductible loss benefits designed to be delivered by the fund entity, as well as a majority of any proceeds upon a sale of a project partnership held by a tax credit fund (fund level residuals).   RJTCF earns fees from the fund for its services in organizing the fund, identifying and acquiring the project partnership investments, on-going asset management fees, and a share of any residuals arising from sale of project partnerships upon the termination of the fund.

We have concluded that the determination of whether RJTCF is the primary beneficiary of any of the 63 non-guaranteed LIHTC credit funds in which it holds a variable interest is primarily dependent upon:  (1)  the analysis of whether the other variable interest holders in the tax credit fund hold significant participating rights over the activities that most significantly impact the tax credit funds’ economic performance, and/or (2) whether RJTCF has an obligation to absorb losses of, or the right to receive benefits from, the tax credit fund VIE which could potentially be significant to the fund.

RJTCF sponsors two general types of non-guaranteed tax credit funds, either non-guaranteed single investor funds, of which there are 48, or non-guaranteed multi-investor funds, of which there are 15.  In single investor funds, RJTCF has concluded that the one single investor member or limited partner in such funds has significant participating rights over the activities that most significantly impact the economics of the fund and therefore RJTCF, as managing member or general partner of such funds, does not have the power over such activities.  Accordingly, RJTCF is not deemed to be the primary beneficiary of such single investor funds and these funds are not consolidated.

In multi-investor funds, RJTCF has concluded that since the participating rights over the activities that most significantly impact the economics of the fund are not held by one single investor, RJTCF is deemed to have the power over such activities.  RJTCF then assesses whether its’ projected benefits to be received from the multi-investor funds, primarily from on-going asset management fees or its share of any residuals upon the termination of the fund, are potentially significant to the fund.  RJTCF is deemed to be the primary beneficiary of any multi-investor fund for which it concludes that such benefits are potentially significant to the fund.  RJTCF has concluded that it is the primary beneficiary of 11 of the 15 non-guaranteed multi-investor tax credit funds it has sponsored, and accordingly, consolidates these funds.

Guaranteed Low-Income Housing Tax Credit Fund

In conjunction with one of the multi-investor tax credit funds in which RJTCF is the managing member, RJTCF provided the investor members with a guaranteed return on their investment in the fund (the “Guaranteed LIHTC Fund”).  As a result of this guarantee obligation, we have determined that we are the primary beneficiary of, and accordingly we consolidate, this guaranteed multi-investor fund.  See Note 12 for further discussion of the guarantee obligation.

VIEs where we hold a variable interest but we are not the Primary Beneficiary

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but concluded we are not the primary beneficiary, are provided in the table below.

	December 31, 2010			September 30, 2010
	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss
	(in 000’s)

LIHTC Funds	$1,329,885	$314,649	$10,917	$1,303,500	$302,749	$10,691
Other Real Estate Limited Partnerships and LLCs	39,322	38,699	8,042	51,166	38,699	20,246
Total	$1,369,207	$353,348	$18,959	$1,354,666	$341,448	$30,937

Low-Income Housing Partnerships

RJTCF does not consolidate the LIHTC fund VIEs which it determines we are not the primary beneficiary. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

Other Real Estate Limited Partnerships and LLCs

As of December 31, 2010, we have a variable interest in several limited partnerships involved in various real estate activities in which one of our subsidiaries is the general partner.  In addition, RJ Bank has a variable interest in several LLCs involved in foreclosure or obtaining deeds in lieu of foreclosure, as well as the disposal of the collateral associated with impaired syndicated loans.  Given that we do not have the power to direct the activities that most significantly impact the economic performance of these partnerships or LLCs, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships or LLCs.  The carrying value of our investment in these partnerships or LLCs represents our risk of loss.

Entities evaluated but determined not to be VIEs

RJTCF has determined that five of the LIHTC Funds it sponsored are not VIEs. These funds are either:  (1) held 99% by RJTCF (one of which typically holds interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the limited partnership or fund is sold to third-parties), or (2) are single investor LIHTC Funds in which RJTCF holds a variable interest, but the LIHTC Fund does not meet the VIE determination criteria.

See Note 12 for discussion of our commitments related to RJTCF.

NOTE 8 - BANK DEPOSITS:

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate at December 31, 2010 and September 30, 2010:

	December 31, 2010		September 30, 2010
	Balance	Weighted- Average Rate(1)	Balance	Weighted- Average Rate(1)
	($ in 000's)
Bank Deposits:
NOW Accounts	$4,643	0.01%	$3,563	0.01%
Demand Deposits (Non-Interest Bearing)	1,819	-	3,089	-
Savings and Money Market Accounts(2)	6,458,125	0.12%	6,855,490	0.12%
Certificates of Deposit	217,809	2.90%	217,576	2.94%
Total Bank Deposits	$6,682,396	0.21%	$7,079,718	0.21%

(1)	Weighted-average rate calculation is based on the actual deposit balances at December 31, 2010 and September 30, 2010, respectively.

(2)
Bank deposits at September 30, 2010 included additional deposits received through the Raymond James Bank Deposit Program (“RJBDP”) associated with the point-in-time regulatory balance sheet composition requirements of RJ Bank. These deposits were redirected in October, 2010 to other RJBDP participating banks.  Bank deposits at September 30, 2010 also excluded affiliate deposits of approximately $400 million associated with the point-in-time regulatory requirements.  On October 1, 2010, the deposits from affiliates were withdrawn.  See Note 22 page 130 of our 2010 Form 10-K for discussion of the September 30, 2010 point-in-time regulatory requirements.

RJ Bank’s Savings and Money Market Accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the RJBDP administered by RJ&A.

Scheduled maturities of certificates of deposit at December 31, 2010 and September 30, 2010 were as follows:

	December 31, 2010		September 30, 2010
	Denominations Greater than or Equal to $100,000	Denominations Less than $100,000	Denominations Greater than or Equal to $100,000	Denominations Less than $100,000
	(in 000's)

Three Months or Less	$6,370	$11,494	$6,378	$10,734
Over Three Through Six Months	4,762	11,101	5,098	10,921
Over Six Through Twelve Months	13,646	21,062	14,982	26,387
Over One Through Two Years	9,470	15,137	6,925	15,905
Over Two Through Three Years	12,866	15,117	16,084	14,621
Over Three Through Four Years	15,596	19,636	9,064	14,349
Over Four Through Five Years	25,649	35,903	29,806	36,322
Total	$88,359	$129,450	$88,337	$129,239

Interest expense on deposits is summarized as follows:

	Three Months Ended December 31,
	2010	2009
	(in 000's)

Certificates of Deposit	$1,587	$1,658
Money Market, Savings and NOW Accounts	1,830	2,603
Total Interest Expense on Deposits	$3,417	$4,261

NOTE 9 – OTHER BORROWINGS:

The following table details the components of Other Borrowings as of December 31, 2010 and September 30, 2010:

	December 31, 2010	September 30, 2010
	(in 000's)
Short-Term Other Borrowings:
FHLB Advances (1)	$30,000	$2,445,000
Borrowings on Secured Lines of Credit (2)	-	62,000
Borrowings on Unsecured Lines of Credit (3)	-	50,000
Total Other Borrowings	$30,000	$2,557,000

(1)
These borrowings at December 31, 2010 are comprised of several short-term fixed-rate advances, which will mature by the end of February 2011.  As of September 30, 2010 these borrowings consisted of several short-term fixed-rate advances and one $2.4 billion overnight advance to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank qualifying as a thrift institution. The overnight advance was repaid on October 1, 2010.  See Note 22 pages 129 - 130 of our 2010 Form 10-K for further discussion of the point-in-time requirement.

The FHLB advances are secured by a blanket lien on RJ Bank's residential loan portfolio.

(2)	Borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(3)	Borrowings on certain unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13.5 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF.  There were no borrowings outstanding on these lines of credit as of either December 31, 2010 or September 30, 2010.

As of December 31, 2010, there were other collateralized financings outstanding in the amount of $166.8 million. These other collateralized financings are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statements of Financial Condition. As of September 30, 2010, in addition to the $62 million of secured borrowings and $50 million in unsecured borrowings described above, there were other collateralized financings outstanding in the amount of $233.3 million which are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

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

We elect to net-by-counterparty the fair value of interest rate swap contracts entered into by our Fixed Income Trading group. Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all individual swap receivables and payables with each counterparty, and therefore, the fair value of those swap contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  As we elect to net-by-counterparty the fair value of interest rate swap contracts, we also net-by-counterparty any collateral exchanged as part of the swap agreement.  This cash collateral is recorded net-by-counterparty at the related fair value. The cash collateral included in the net fair value of all open derivative asset positions aggregates to a net liability of $11.2 million and a net asset of $10.6 million at December 31, 2010 and September 30, 2010, respectively. The cash collateral included in the net fair value of all open derivative liability positions aggregates to a net asset of $4.7 million and a net liability of $1.8 million at December 31, 2010 and September 30, 2010, respectively. Our maximum loss exposure under these interest rate swap contracts at December 31, 2010 is $23.4 million.

To mitigate interest rate risk in a significantly rising rate environment, during the year ended September 30, 2008, RJ Bank purchased three-year term interest rate caps, whose notional value is $1.5 billion, with high strike rates (more than 300 basis points higher than rates in effect as of their date of purchase).  These interest rate caps will increase in value if interest rates rise and will entitle RJ Bank to cash flows if interest rates rise above strike rates. In addition, RJ Bank, in the ordinary course of business, enters into commitments to originate fixed-rate mortgage loans held for sale as well as to purchase and sell Small Business Administration (“SBA”) loans. These derivative instruments are recorded at fair value with any changes in fair value recorded in earnings within the Condensed Consolidated Statements of Income for the period. Cash flows related to these derivative instruments are included in Operating Activities on the Condensed Consolidated Statements of Cash Flows.  Our maximum loss exposure under these derivative instruments is insignificant to the condensed consolidated financial statements at December 31, 2010.

None of our derivatives are designated as fair value or cash flow hedges.

See the table below for the notional and fair value amounts of both the asset and liability derivatives at December 31, 2010 and September 30, 2010:

	Asset Derivatives
	December 31, 2010			September 30, 2010
	Balance Sheet Location	Notional Amount	Fair Value(1)	Balance Sheet Location	Notional Amount	Fair Value(1)
	(in 000’s)
Derivatives Not Designated As Hedging Instruments:
Interest rate contracts:	Trading Instruments	$1,766,247	$86,275	Trading Instruments	$1,130,767	$102,490
	Other Assets	1,500,000	-	Other Assets	1,500,000	-

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

	Liabilities Derivatives
	December 31, 2010			September 30, 2010
	Balance Sheet Location	Notional Amount	Fair Value(1)	Balance Sheet Location	Notional Amount	Fair Value(1)
	(in 000’s)
Derivatives Not Designated As Hedging Instruments:
Interest rate contracts:	Trading Instruments Sold	$1,559,297	$64,157	Trading Instruments Sold	$1,172,927	$86,039
Loan commitments:	Trade and Other Payables	11,889	3	Trade and Other Payables	15,523	105

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

See the table below for the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three months ended December 31, 2010 and 2009, respectively:

		Amount of Gain (Loss) on Derivatives recognized in Income
		Three Months Ended December 31,
	Location of Gain (Loss) recognized on Derivatives in the Condensed Consolidated Statements of Income	2010	2009
		(in 000’s)
Derivatives Not Designated As Hedging Instruments:
Interest rate contracts:	Net Trading Profits	$2,514	$1,853
	Other Revenues	-	(106)
Forward sale contracts:	Other Revenues	-	(339)
Loan commitments:	Other Expenses	103	38

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

NOTE 11 - INCOME TAXES:

For further discussion of income tax matters, see Note 16 pages 115 – 117 in our 2010 Form 10-K.

As of December 31, 2010 and September 30, 2010 our liability for unrecognized tax benefits was $4.6 million and $4.3 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.7 million and $3.4 million at December 31, 2010 and September 30, 2010, respectively.  We anticipate that the unrecognized tax benefits will not change significantly over the next 12 months.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of December 31, 2010 and September 30, 2010, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $1.4 million for both periods.

We file U. S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2010 for federal tax returns, fiscal year 2006 for state and local tax returns and fiscal year 2002 for foreign tax returns.  Our fiscal year 2010 as well as certain transactions occurring in fiscal year 2011 are currently being examined under the Internal Revenue Service (“IRS”) Compliance Assurance Program.  This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The fiscal year 2010 IRS audit and state audits in process are expected to be completed in fiscal year 2011.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND GUARANTEES:

Commitments and Contingencies

In December, 2010 we announced that we entered into a definitive merger agreement to acquire Howe Barnes Hoefer & Arnett, Inc.  (“Howe Barnes”).  Through this acquisition, we anticipate that we will expand both our Capital Markets presence in the community and regional bank and the thrift sector, and our Private Client Group.  The transaction is expected to close on or about March 31, 2011 subject to regulatory approvals and other customary conditions.  The effect of our acquisition of Howe Barnes will not have a material impact on our consolidated financial position or results of operations.

As of December 31, 2010, RJ Bank had not settled purchases of $1.7 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

RJ Bank has committed $2 million to a small business investment company which provides capital and long-term loans to small businesses.  As of December 31, 2010, we have invested $730,000 of the committed amount and the distributions received have been insignificant.

See Note 16 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

In the normal course of business, we enter into underwriting commitments. As of December 31, 2010, RJ&A had no open transactions related to such commitments.  Transactions relating to such commitments of RJ Ltd. that were recorded and open at December 31, 2010 were approximately $14 million in Canadian dollars (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At December 31, 2010, we had client margin securities valued at $126.7 million pledged with a clearing organization to meet our requirement of $108.5 million.

We offer loans to financial advisors and certain key revenue producers primarily for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including but not limited to the financial advisor joining us and meeting certain production requirements. In certain circumstances, we may make commitments prior to funding them. As of December 31, 2010, we made commitments of approximately $23 million that have not yet been funded.

We have committed a total of $62.3 million, in amounts ranging from $200,000 to $5 million, to 45 different independent venture capital or private equity partnerships.  In addition, we have a commitment totaling $38.2 million to two additional private equity limited partnerships.  As of December 31, 2010, we have invested $62.5 million of the committed amounts and have received $42.8 million in distributions.  We also control the general partner in one internally sponsored private equity limited partnership to which we have committed and invested $6.5 million, and have received $4.5 million in distributions as of December 31, 2010.

We are the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of ours and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain of our qualified key employees. At December 31, 2010, the funds have unfunded commitments of $731,000.  See Note 7 for additional information regarding our consolidation of the EIF Funds.

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

RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At December 31, 2010, cash funded to invest in either loans or investments in project partnerships was $31.1 million.

At December 31, 2010, the approximate market values of collateral received that we can repledge, were (in 000’s):

Sources of Collateral

Securities Purchased Under Agreements to Resell and Other Collateralized Financings	$455,406
Securities Received in Securities Borrowed vs. Cash Transactions	179,255
Collateral Received for Margin Loans	1,203,741
Total	$1,838,402

Certain collateral was repledged. At December 31, 2010, the approximate market values of this portion of collateral and financial instruments that we own and pledged, were (in 000’s):

Uses of Collateral and Trading Securities

Securities Sold Under Agreements to Repurchase	$175,837
Securities Delivered in Securities Loaned vs. Cash Transactions	481,743
Collateral Used for Cash Loans	28
Collateral Used for Deposits at Clearing Organizations	138,067
Total	$795,675

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

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At December 31, 2010, the current exposure under these guarantees was $3.1 million, which was underwritten as part of the larger corporate credit relationship.  The outstanding interest rate swaps at December 31, 2010 have maturities ranging from July 2013 through October 2016.  The estimated total potential exposure under these guarantees is $6.9 million at December 31, 2010.

We guarantee interest rate swap obligations of RJ Cap Services. See Note 10 for additional information regarding our interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At December 31, 2010, there were no outstanding performance guarantees in Argentina.

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

We guarantee the existing mortgage debt of RJ&A of approximately $55.2 million.

RJTCF issues certain guarantees to various third-parties related to project partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $2.2 million as of December 31, 2010.

RJF has guaranteed RJTCF’s performance to various third-parties on certain obligation arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution or (2) a guaranteed return on their investment.  Under the performance guarantees, the circumstances resulting in a payment to third-parties depend upon the quantity and timing of the qualification of tax credits by the underlying projects within Fund 34.  Based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any refunds will be paid to any of these third-parties under these performance guarantees.  The maximum exposure to loss represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $51.6 million as of December 31, 2010.  Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next ten years, RJTCF is obligated to provide the investor with a specified return.  A $43.4 million financing asset is included in Prepaid Expenses and Other Assets, and an offsetting $43.4 million liability is included in Trade and Other Payables, on our Condensed Consolidated Statements of Financial Condition as of December 31, 2010. The maximum exposure to loss under this guarantee represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $57.1 million at December 31, 2010.  Based upon the most recent projections and the performance of Fund 34, we do not anticipate that any such payments to investors will be required.  See Note 7 for the impact of this guarantee on the VIE determinations associated with this LIHTC fund.

Legal Matter Contingencies

In connection with Auction Rate Securities (“ARS”), our principal broker-dealers, RJ&A and Raymond James Financial Services, Inc. (“RJFS”), have been subject to on-going investigations, with which they have been cooperating fully, by the Securities Exchange Commission, the New York Attorney General’s Office and Florida’s Office of Financial Regulation.  We believe we have meritorious defenses, and therefore, any action by a regulatory authority to compel us to repurchase the outstanding ARS held by our clients would likely be vigorously contested by us.  We, in conjunction with other industry participants, continue to actively seek a solution to ARS’ illiquidity.  If we were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or a significant portion of the approximately $550 million of ARS held by our customers at December 31, 2010, we would have to have the cash or borrowing power to do so.  Further, there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect our results of operations.  At this time, we are unable to estimate the amount of any loss related to the ARS matter.

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

For further information on our accounting policies regarding legal reserves, see Note 1 page 89 of our 2010 Form 10-K.

NOTE 13 – INTEREST INCOME AND INTEREST EXPENSE:

The components of interest income and interest expense are as follows:

	Three Months Ended December 31,
	2010	2009
	(in 000’s)
Interest Income:
Margin Balances	$12,759	$11,048
Assets Segregated Pursuant to Regulations and Other Segregated Assets	1,986	1,757
Bank Loans, Net of Unearned Income	74,204	64,856
Available for Sale Securities	3,556	4,914
Trading Instruments	5,328	3,958
Stock Borrow	1,596	1,765
Interest Income of VIEs	-	6
Other	4,957	3,068
Total Interest Income	104,386	91,372

Interest Expense:
Brokerage Client Liabilities	895	965
Retail Bank Deposits	3,417	4,261
Stock Loan	509	549
Borrowed Funds	1,370	1,533
Senior Notes	6,523	6,522
Interest Expense of VIEs	1,555	1,113
Other	2,235	759
Total Interest Expense	16,504	15,702

Net Interest Income	87,882	75,670
Less: Provision for Loan Losses	(11,232)	(22,835)

Net Interest Income after Provision for Loan Losses	$76,650	$52,835

NOTE 14 – SHARE-BASED COMPENSATION:

At December 31, 2010 we had multiple stock-based compensation plans for our employees, Board of Directors and non-employees.  On our 2010 Form 10-K, the accounting policies and other information relating to the employee and Board of Director share-based compensation plans are outlined in Note 20, pages 121-125 while Note 21, pages 125-128 discusses our non-employees.  For purposes of this report we have combined our presentation of both our employee and Board of Director share-based compensation plans with our non-employee share-based compensation plans, both of which are described below.

Fixed Stock Option Plans

Expense and income tax benefits related to our stock option compensation plans available for grants to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three Months Ended December 31,
	2010	2009
	(in 000’s)

Total share-based expense	$5,125	$4,089
Income tax benefits related to share-based expense	982	401

For the three months ended December 31, 2010 we reversed $387,000 of excess tax benefits related to our stock option plan.  During the three months ended December 31, 2010, we granted 240,700 stock options to employees and 45,000 stock options to our independent contractor financial advisors. During the three months ended December 31, 2010, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2010 are presented below:

	Unrecognized Pre-Tax Expense	Remaining Weighted Average Period
	(in 000’s)	(in years)

Employees and Directors	$16,637	3.4
Independent Contractor Financial Advisors	1,257	2.8

The weighted average grant-date fair value of stock option awards granted to employees and directors for the three months ended December 31, 2010 is $9.63.

The fair value of each option grant awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model.  The weighted-average fair value for unvested options granted to independent contractor financial advisors for the three months ended December 31, 2010 is $9.22.

Restricted Stock Plan

During the three months ended December 31, 2010, our Board of Directors approved the granting of restricted stock unit awards rather than restricted stock awards in connection with the 2005 Restricted Stock Plan after reviewing certain income tax consequences to retirement eligible participants associated with restricted stock awards.  Our intention is to issue restricted stock units rather than restricted stock awards under this plan in the future.

During the three months ended December 31, 2010, we granted 98,258 shares of restricted stock, and 466,017 restricted stock units to employees.  There were no shares of restricted stock or restricted stock units granted to independent contractor financial advisors.  Restricted stock grants under the 2005 Restricted Stock Plan are limited to 2,000,000 shares per fiscal year.

Expense and income tax benefits related to our restricted stock plans available for grants to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three Months Ended December 31,
	2010	2009
	(in 000’s)

Total share-based expense	$5,111	$5,124
Income tax benefits related to share-based expense	1,919	1,924

Unrecognized pre-tax expense for restricted stock shares and restricted stock units granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2010 are presented below:

	Unrecognized Pre-Tax Expense	Remaining Weighted Average Period
	(in 000’s)	(in years)

Employees and Directors	$45,927	3.4
Independent Contractor Financial Advisors	2,039	2.6

The weighted average grant-date fair value of restricted stock share and unit awards granted to employees and directors for the three months ended December 31, 2010 is $28.67.

The fair value of each restricted stock share awarded to our independent contractor financial advisors is valued on the date of grant and periodically revalued at the current stock price.  The weighted-average fair value for unvested restricted stock awards granted to independent contractor financial advisors for the three months ended December 31, 2010 is $32.70.

Stock Bonus Plan

During the three months ended December 31, 2010, our Board of Directors approved the granting of restricted stock unit awards rather than restricted stock awards in connection with the 2007 Stock Bonus Plan after reviewing certain income tax consequences to retirement eligible participants associated with restricted stock awards.  Our intention is to issue restricted stock units rather than restricted stock awards under this plan in the future.

During the three months ended December 31, 2010, we granted 387,421 restricted stock units to employees as part of our stock bonus plan.  Restricted stock units granted under the 2007 stock bonus plan are limited to 750,000 shares per fiscal year.

Expense and income tax benefits related to our stock plan available for grants to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three Months Ended December 31,
	2010	2009
	(in 000’s)

Total share-based expense	$5,342	$3,441
Income tax benefits related to share-based expense	2,006	1,292

Unrecognized pre-tax expense for share-based awards granted to employees, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2010 is $13.8 million and 2.3 years, respectively.  The weighted average grant-date fair value of restricted stock share and unit awards granted to employees for the three months ended December 31, 2010 is $31.26.

NOTE 15 - REGULATIONS AND CAPITAL REQUIREMENTS:

For a discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 22 pages 128 - 130 of our 2010 Form 10-K.

The net capital position of RJ&A at December 31, 2010 and September 30, 2010 was as follows:

	December 31, 2010	September 30, 2010
	($ in 000's)
Raymond James & Associates, Inc.:
(Alternative Method Elected)
Net Capital as a Percent of Aggregate
Debit Items	25.00%	17.37%
Net Capital	$361,814	$253,341
Less: Required Net Capital	(28,950)	(29,169)
Excess Net Capital	$332,864	$224,172

The net capital position of RJFS at December 31, 2010 and September 30, 2010 was as follows:

	December 31, 2010	September 30, 2010
	(in 000's)
Raymond James Financial Services, Inc.:
(Alternative Method Elected)
Net Capital	$12,439	$14,540
Less: Required Net Capital	(250)	(250)
Excess Net Capital	$12,189	$14,290

The Risk Adjusted Capital of our Canadian broker-dealer subsidiary RJ Ltd. at December 31, 2010 and September 30, 2010 was as follows (in Canadian dollars):

	December 31, 2010	September 30, 2010
	(in 000’s)
Raymond James Ltd.:
Risk Adjusted Capital before minimum	$57,640	$52,022
Less: Required Minimum Capital	(250)	(250)
Risk Adjusted Capital	$57,390	$51,772

At December 31, 2010, our other active domestic and international broker-dealers are in compliance with and met all net capital requirements.

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in 000's)
As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)	$933,216	13.2%	$563,875	8.0%	$704,844	10.0%
Tier I Capital (to Risk-Weighted Assets)	844,613	12.0%	281,938	4.0%	422,906	6.0%
Tier I Capital (to Adjusted Assets)	844,613	11.1%	304,091	4.0%	380,114	5.0%

As of September 30, 2010 :
Total Capital (to Risk-Weighted Assets)	$985,961	13.0%	$608,096	8.0%	$760,120	10.0%
Tier I Capital (to Risk-Weighted Assets)	890,442	11.7%	304,048	4.0%	456,072	6.0%
Tier I Capital (to Adjusted Assets)	890,442	8.2%	434,193	4.0%	542,741	5.0%

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

For a discussion of our financial instruments with off-balance sheet risk, see Note 23 pages 130 - 132 of our 2010 Form 10-K.

RJ Bank has outstanding at any time, a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchase commitments, which extend over varying periods of time. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and RJ Bank’s exposure is limited to the replacement value of those commitments. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding at December 31, 2010 is as follows (in 000’s):

December 31, 2010

Standby Letters of Credit(1)	$224,021
Open End Consumer Lines of Credit	31,929
Commercial Lines of Credit	1,843,096
Unfunded Loan Commitments - Variable Rate(1)	61,515
Unfunded Loan Commitments – Fixed Rate	5,359

(1)	Generally, these standby letters of credit are underwritten as part of a larger corporate credit relationship.

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of our actual future credit exposure or future liquidity requirements. We maintain a reserve to provide for potential losses related to the unfunded lending commitments. See Note 6 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held that are denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of December 31, 2010, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $5.3 million and CDN $1.6 million, respectively.

NOTE 17 – EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2010	2009
	(in 000’s, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$81,723	$42,903
Less allocation of earnings and dividends to participating securities(1)	2,885	1,789
Net income attributable to RJF common shareholders	$78,838	$41,114

Income for diluted earnings per common share:
Net income attributable to RJF	$81,723	$42,903
Less allocation of earnings and dividends to participating securities(1)	2,878	1,787
Net income attributable to RJF common shareholders	$78,845	$41,116

Common shares:
Average common shares in basic computation	121,155	118,763
Dilutive effect of outstanding stock options and certain restricted stock units	379	220
Average common shares used in diluted computation	121,534	118,983

Earnings per common share:
Basic	$0.65	$0.35
Diluted	$0.65	$0.35
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	3,652	3,840

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted average shares of 4.5 million and 5.3 million for the three months ended December 31, 2010 and 2009, respectively. Dividends paid to participating securities amounted to $469,000 and $547,000 during the three months ended December 31, 2010 and 2009, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

NOTE 18 – SEGMENT ANALYSIS:

We currently operate through the following eight business segments: Private Client Group; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Securities Lending (formerly named “Stock Loan/Borrow”); Proprietary Capital and various corporate activities combined in the "Other" segment.  The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 25 pages 133 - 135 of our 2010 Form 10-K

Information concerning operations in these segments of business is as follows:

	Three Months Ended December 31,
	2010	2009
	(in 000’s)
Revenues:
Private Client Group	$519,431	$453,931
Capital Markets	173,026	133,773
Asset Management	55,587	49,998
RJ Bank	77,441	68,922
Emerging Markets	8,589	3,718
Securities Lending	1,750	1,875
Proprietary Capital	670	(35)
Other	3,403	1,758
Intersegment Eliminations	(9,564)	(11,271)
Total Revenues(1)	$830,333	$702,669

Income (Loss) Excluding Noncontrolling Interests and Before Provision for Income Taxes:
Private Client Group	$55,740	$31,712
Capital Markets	24,646	11,394
Asset Management	15,594	12,066
RJ Bank	46,464	24,637
Emerging Markets	321	(1,412)
Securities Lending	524	687
Proprietary Capital	(142)	(812)
Other	(12,633)	(8,884)
Pre-Tax Income Excluding Noncontrolling Interests	130,514	69,388
Add: Net Loss Attributable to Noncontrolling Interests	(3,768)	(2,275)
Income Including Noncontrolling Interests and Before Provision for Income Taxes	$126,746	$67,113

(1)	No individual client accounted for more than ten percent of total revenues in the three months ended December 31, 2010 or 2009.

Net Interest Income (Expense):
Private Client Group	$15,589	$12,783
Capital Markets	1,517	883
Asset Management	28	24
RJ Bank	74,353	65,611
Emerging Markets	134	(1)
Securities Lending	1,087	1,216
Proprietary Capital	200	1
Other	(5,026)	(4,847)
Net Interest Income	$87,882	$75,670

The following table presents our total assets on a segment basis:

	December 31, 2010	September 30, 2010
	(in 000’s)
Total Assets:
Private Client Group (1)	$4,294,058	$4,053,054
Capital Markets (2)	1,514,628	1,791,618
Asset Management	57,604	62,850
RJ Bank	7,570,337	10,818,240
Emerging Markets	42,677	27,538
Securities Lending	499,535	680,326
Proprietary Capital	165,439	167,010
Other	705,560	282,445
Total	$14,849,838	$17,883,081

(1)	Includes $46 million of goodwill.

(2)	Includes $17 million of goodwill.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three Months Ended December 31,
	2010	2009
	(in 000’s)
Revenues:
United States	$711,822	$627,148
Canada	91,276	57,527
Europe	18,149	14,240
Other	9,086	3,754
Total	$830,333	$702,669

Pre-Tax Income Excluding Noncontrolling Interests:
United States	$116,774	$69,671
Canada	12,546	1,560
Europe	566	(472)
Other	628	(1,371)
Total	$130,514	$69,388

Our total assets, classified by major geographic area in which they are held, were as follows:

	December 31, 2010	September 30, 2010
	(in 000’s)
Total Assets:
United States(1)	$13,365,220	$16,369,401
Canada(2)	1,387,818	1,443,943
Europe	35,686	28,057
Other	61,114	41,680
Total	$14,849,838	$17,883,081

(1)	Includes $30 million of goodwill.

(2)	Includes $33 million of goodwill.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and our financial condition. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and unaudited accompanying notes to the condensed consolidated financial statements.

Factors Affecting “Forward-Looking Statements”

From time to time, Raymond James Financial, Inc. (“RJF”), together with its subsidiaries hereinafter collectively referred to as “our”, “we” or “us”, may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at Raymond James Bank, FSB (“RJ Bank”), projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, auction rate securities (“ARS”), and other matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I included in our Annual Report on Form 10-K for the year ended September 30, 2010, as filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “2010 Form 10-K”) and in Item 1A of Part II of this report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements.

Executive Overview

Results in the investment businesses in which we operate are highly correlated to the direction of the U.S. equity markets specifically and more generally to the overall strength of economic conditions.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors may affect the financial decisions made by investors, including their level of participation in the financial markets.  They may also impact the level of underwriting activity, trading profits and asset valuations.  In turn, these decisions may affect our business results.

Quarter ended December 31, 2010 compared with the quarter ended December 31, 2009

Our overall financial results reflected a continued trend of improvement during the December 31, 2010 quarter as compared to the prior year quarter.  Our net revenues improved by $127 million, or 18%, to a record quarterly level of $814 million.  Non-interest expenses increased $67 million, or 11%, to $687 million, driven primarily by higher compensation costs resulting from the increase in commission and investment banking revenues, partially offset by a $12 million, or 51%, decrease in the bank loan loss provision.  We generated record net income of $82 million, a 90% improvement over the prior year quarter.

Our financial results during the quarter were most significantly impacted by:

•
A $24 million, or 76%, increase in the pre-tax income of our Private Client Group (“PCG”) segment.  This increase resulted from a combination of favorable factors including the improvement in the equity markets and the realization of the benefits of our active recruiting over the past two years evidenced by increasing financial advisor productivity.

•
A $22 million, or 89%, increase in the pre-tax income generated by RJ Bank.  This increase resulted from an $8 million increase in net interest income ($6 million arising from a one-time adjustment) and a significantly lower loan loss provision resulting from improved credit quality.  Loan production was at increased levels but was more than offset by loan repayments.

•
A $13 million, or 116%, increase in the pre-tax income of our Capital Markets segment.  The increase resulted from significant underwriting fee and merger and acquisition fee increases which drove improved equity capital market segment activity in both the U.S. and in our Canadian operations.  The quarter was also positively impacted by commissions on trading of equity securities included in our annual analyst Best Picks issued in December along with certain products related thereto.  Offsetting these positive factors, fixed income trading profits declined significantly as a result of the difficult municipal bond markets in late November and December.

•
A $4 million, or 29%, increase in pre-tax income generated by our asset management segment.  This increase resulted primarily from the increase in our assets under management arising from both increased valuations in the equity markets and the net inflows of client assets.

During December, 2010 we announced our agreement to acquire Howe Barnes Hoefer and Arnett, Inc.  The acquisition, which is expected to close on or about March 31, 2011, subject to regulatory approvals and other customary conditions, reflects our growth strategy to expand our already significant capital markets reach while adding to our private client presence in key markets.  The effect of our acquisition of Howe Barnes will not have a material impact on our consolidated financial position.

As we anticipated, regulations that will arise under the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank”) are still being written by various regulatory agencies.  We are closely monitoring this rule writing process and while the exact impact of new rules on our business is still uncertain, our expectation remains that the legislation will not have a significant impact on our operations.  We do anticipate an increase in compliance costs once any new rules have been written and implemented.  There has been no change in our expectations regarding how this new legislation will impact the regulation and oversight of RJ Bank by the Federal Reserve Board.  We continue to anticipate a change in our federal bank regulator to become effective in mid-2011, to be followed by the conversion of RJ Bank to a commercial bank, at which time we will become a bank holding company.

The balance of ARS held by our clients of approximately $550 million as of December 31, 2010 (and further reduced to approximately $440 million as of January 31, 2011) continues to decline through redemptions and refinancings by certain issuers.  Refer to the update of this matter in Item 1 of this Form 10-Q.

Segments

We currently operate through the following eight business segments: PCG; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Securities Lending (formerly named “Stock Loan/Borrow”); Proprietary Capital and certain corporate activities in the Other segment.

The following table presents our consolidated and segment gross revenues and pre-tax income excluding noncontrolling interests for the periods indicated:

	Three Months Ended December 31,
	2010	2009	% Change
	($ in 000’s)
Total Company
Revenues	$830,333	$702,669	18%
Pre-tax Income Excluding Noncontrolling Interests	130,514	69,388	88%

Private Client Group
Revenues	$519,431	$453,931	14%
Pre-tax Income	55,740	31,712	76%

Capital Markets
Revenues	173,026	133,773	29%
Pre-tax Income	24,646	11,394	116%

Asset Management
Revenues	55,587	49,998	11%
Pre-tax Income	15,594	12,066	29%

RJ Bank
Revenues	77,441	68,922	12%
Pre-tax Income	46,464	24,637	89%

Emerging Markets
Revenues	8,589	3,718	131%
Pre-tax Income (Loss)	321	(1,412)	123%

Securities Lending
Revenues	1,750	1,875	(7%)
Pre-tax Income	524	687	(24%)

Proprietary Capital
Revenues	670	(35)	NM
Pre-tax Loss	(142)	(812)	83%

Other
Revenues	3,403	1,758	94%
Pre-tax Loss	(12,633)	(8,884)	(42%)

Intersegment Eliminations
Revenues	(9,564)	(11,271)	15%
Pre-tax Income	-	-	-

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

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Three Months Ended December 31,
	2010			2009
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
	($ in 000's)
Interest-Earning Assets:
Margin Balances	$1,467,233	$12,759	3.45%	$1,282,519	$11,048	3.42%
Assets Segregated Pursuant to Regulations and Other Segregated Assets	1,778,326	1,986	0.44%	1,858,836	1,757	0.38%
Bank Loans, Net of Unearned Income (1)	6,174,819	74,204	4.43%	6,664,544	64,856	3.84%
Available for Sale Securities	454,091	3,556	3.13%	583,849	4,914	3.37%
Trading Instruments		5,328			3,958
Stock Borrow		1,596			1,765
Interest-Earning Assets of Variable Interest Entities		-			6
Other		4,957			3,068

Total Interest Income		$104,386			$91,372

Interest-Bearing Liabilities:
Brokerage Client Liabilities	$2,994,490	$895	0.12%	$3,104,284	$965	0.12%
Bank Deposits (1)	6,544,998	3,417	0.20%	7,769,360	4,261	0.22%
Stock Loan		509			549
Borrowed Funds		1,370			1,533
Senior Notes	299,956	6,523	8.60%	299,950	6,522	8.60%
Interest-Expense of Variable Interest Entities		1,555			1,113
Other		2,235			759

Total Interest Expense		16,504			15,702

Net Interest Income		$87,882			$75,670

(1)	See Results of Operations – RJ Bank in this MD&A for further information.

Net interest income increased $12 million, or 16%, as compared to the same quarter in the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

RJ Bank’s net interest income increased $9 million, or 13%.  Of this increase, approximately $6 million resulted from a one-time interest accrual adjustment.  The remaining net improvement of approximately $3 million resulted from an increase in the average yield on the total loan portfolio, partially offset by a decline in average interest earning assets. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased approximately $3 million, resulting primarily from increased client margin balances and slightly higher interest rates.

Results of Operations - Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three Months Ended December 31,
	2010	% Change	2009
	($ in 000's)
Revenues:
Securities Commissions and Fees	$430,931	14%	$378,517
Interest	18,231	24%	14,658
Financial Service Fees	38,758	9%	35,645
Other	31,511	25%	25,111
Total Revenues	519,431	14%	453,931

Interest Expense	2,642	41%	1,875
Net Revenues	516,789	14%	452,056

Non-Interest Expenses:
Sales Commissions	314,939	13%	278,059
Admin & Incentive Comp and Benefit Costs	81,870	17%	70,079
Communications and Information Processing	15,546	19%	13,091
Occupancy and Equipment	18,783	(6%)	19,881
Business Development	13,806	1%	13,735
Clearance and Other	16,177	(37%)	25,590
Total Non-Interest Expenses	461,121	10%	420,435
Income Before Taxes and Including Noncontrolling Interests	55,668	76%	31,621
Noncontrolling Interests	(72)		(91)
Pre-tax Income Excluding Noncontrolling Interests	$55,740	76%	$31,712
Margin on Net Revenues	10.8%		7.0%

Through our PCG segment, we provide securities transaction and financial planning services to client accounts through branch office systems of our broker-dealer subsidiaries located throughout the United States, Canada, and the United Kingdom.  Our financial advisors offer a broad range of investments and services, including both third-party and proprietary products, and a variety of financial planning services.  We charge sales commissions or asset-based fees for investment services we provide to our PCG clients based on established schedules. Our financial advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load funds. The cost of owning mutual funds typically includes commissions, management fees, operating expenses and distribution fees. Net interest revenue in the PCG segment is generated by customer balances, predominately the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on customer cash balances (“Client Interest Program”).  The PCG segment earns a fee (in lieu of interest revenue) from the Raymond James Bank Deposit Program (“RJBDP”) a program where clients’ cash deposits in their brokerage accounts are re-deposited through a third-party service into interest bearing deposit accounts at a number of banks. The RJBDP program enables clients to obtain up to $2.5 million in individual FDIC deposit insurance coverage ($5 million for joint accounts) in addition to competitive rates for their cash balances.

The success of the PCG segment is dependent upon the quality of our products, services and our financial advisors and support personnel including our ability to attract, retain, and motivate a sufficient number of these associates. We face competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions, and discount brokerage firms. We currently offer several affiliation alternatives for financial advisors ranging from the traditional branch setting, under which the financial advisors are our employees and we incur the costs associated with running the branch, to the independent contractor model, under which the independent contractor financial advisor is responsible for all of their own direct costs. Accordingly, the independent contractor financial advisors are paid a larger percentage of commissions. By offering alternative models to potential and existing financial advisors, we are able to effectively compete with a wide variety of other brokerage firms for qualified financial advisors, as financial advisors can choose the model that best suits their practice and profile.

The following table presents a summary of PCG financial advisors as of the periods indicated:

	Employee	Independent Contractors	December 31, 2010 Total	December 31, 2009 Total
Private Client Group - Financial Advisors:
Raymond James & Associates (“RJ&A”)	1,273	-	1,273	1,266
Raymond James Financial Services, Inc.(“RJFS”)	-	3,216	3,216	3,262
Raymond James Limited (“RJ Ltd.”)	195	247	442	440
Raymond James Investment Services Limited (“RJIS”)	-	149	149	116
Total Financial Advisors	1,468	3,612	5,080	5,084

PCG pre-tax results increased $24 million, or 76%, as compared to the same quarter in the prior year on an increase of $65 million, or 14%, in net revenues.  PCG’s margins increased to 10.8% of net revenues, a 54% improvement over the prior year quarter.

Securities commissions and fees increased $52 million, or 14%, resulting from a number of favorable factors.  Equity market conditions were improved as compared to the prior year quarter.  Many existing clients re-entered the markets during the quarter and asset values increased, favorably impacting transaction based commissions and fees arising from client assets under administration.  Additionally, we realized benefits in the form of increased commission and fee revenue from the recruiting of successful financial advisors during fiscal 2008 and 2009.  An indicator of the favorable combination of these two factors is evidenced in part by a 19% increase in independent contractor financial advisor productivity and a 17% increase in employee financial advisor productivity, as compared to the prior year quarter.  Total financial advisors were slightly less than prior year comparable period. Recruiting results in the past 12 months were not significant as the recruiting market dynamics were not consistent with our profitability objectives.

The portion of commission and fee revenues that we consider recurring increased to 58% as compared to 57% in the prior year quarter.  Assets in fee-based accounts grew to $69 billion from $58 billion last year.  Recurring commission and fee revenues also include trails from mutual funds, variable annuities and insurance products.

PCG interest revenues increased by nearly $4 million, or 24%, resulting from an increase in client margin balances and a slightly increased interest rate earned on customer reserve balances (segregated assets).  The client margin balances increased to approximately $1.5 billion, or 12%, as compared to the prior year period.  Interest rates applicable to these margin balances were slightly higher than in the comparable prior period.

Other revenues increased by approximately $6 million, or 25%, primarily resulting from increases in marketing support fees, omnibus fees and networking fees, all of which are earned from mutual fund companies whose products we distribute. We are in the process of changing our data sharing arrangements with many mutual fund companies from a network to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate for the additional reporting requirements performed by the broker-dealers under omnibus arrangements.

Sales commission expense increased by $37 million, or 13%, resulting from the 14% increase in commission revenues.  Other expenses were well controlled during the quarter.  Administrative and incentive compensation expenses increased nearly $12 million, or 17%. The increase primarily results from inflationary increases in salaries and benefits, as well as increases in incentive compensation related to the higher level of profitability.  Clearance and other expenses decreased by $9 million, or 37%, as compared to the prior year quarter. The prior year quarter included a nonrecurring expense associated with a Financial Industry Regulatory Authority (“FINRA”) arbitrator’s panel decision against us. Non-interest expenses, excluding sales commission expense, reflected a net increase of 3% as compared to the prior year quarter.

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three Months Ended December 31,
	2010	% Change	2009
	($ in 000's)
Revenues:
Institutional Sales Commissions:
Equity	$68,089	29%	$52,724
Fixed Income	35,652	(8%)	38,916
Underwriting Fees	40,065	148%	16,160
Mergers & Acquisitions Fees	16,895	77%	9,530
Private Placement Fees	140	NM	50
Trading Profits	4,169	(57%)	9,750
Interest	5,497	42%	3,860
Other	2,519	(9%)	2,783
Total Revenues	173,026	29%	133,773

Interest Expense	3,980	34%	2,977
Net Revenues	169,046	29%	130,796

Non-Interest Expenses:
Sales Commissions	37,670	11%	33,837
Admin & Incentive Compensation and Benefit Costs	79,754	35%	58,964
Communications and Information Processing	10,362	16%	8,948
Occupancy and Equipment	5,242	8%	4,841
Business Development	7,740	24%	6,255
Clearance and Other	8,725	(7%)	9,410
Total Non-Interest Expenses	149,493	22%	122,255
Income Before Taxes and Including Noncontrolling Interests	19,553	129%	8,541
Noncontrolling Interests	(5,093)		(2,853)
Pre-tax Income Excluding Noncontrolling Interests	$24,646	116%	$11,394

The Capital Markets segment consists primarily of equity and fixed income products and services.  The activities include institutional sales and trading in the U.S., Canada, and Europe; management of and participation in underwritings; financial advisory services including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions. We provide securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients. Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which we are involved. This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets. This trading involves the purchase of securities from, and the sale of securities to, our clients as well as other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices, as well as market trends for the individual securities during the period we hold them.

Capital Markets pre-tax income increased $13 million, or 116%, over the same quarter in the prior year, on an increase of $38 million, or 29%, in net revenues.

Revenue increases primarily resulted from a $24 million, or 148%, increase in underwriting fees, a $12 million, or 13%, increase in institutional sales commissions, and a $7 million, or 77%, increase in merger and acquisition fees, all of which were partially offset by a nearly $6 million, or 57%, reduction in trading profits.  The number of lead-managed underwritings arising from our U.S. and Canadian operations during the quarter were up 140% and 133%, respectively.   This increase in activity reflects the improved equity markets, especially in natural resources in Canada, where we had several large underwritings.  Merger and acquisition fee activity increased in our business services, energy and technology sectors.  The improved equity market conditions as compared to the prior year period were also conducive to generating increased equity market commissions.  A portion of the increase in equity commissions came at the expense of fixed income securities, where commissions decreased as compared to the prior year period.  Partially offsetting these positive trends was a decrease in trading profits, primarily led by a decrease associated with municipal bonds.  Municipal bond market activity was adversely affected by increased supply resulting from the pending December 31, 2010 statutory expiration of the Build America Bond (BAB) program, coupled with decreased demand due to concerns about the financial health of many municipalities.

Non-interest expenses increased $27 million, or 22%, primarily resulting from compensation related costs.  Sales commissions increased $4 million, or 11%, which correlates closely with the 13% increase in institutional sales commission revenue.  Incentive compensation expense increased $21 million, resulting from the improved financial performance over the quarter as compared to the prior quarter and a smaller reversal of incentive compensation over-accruals related to year-end bonuses as compared to the prior year quarter.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds and impact Other Revenue, Interest Expense, and Other Expenses in this segment (See Note 7 of the Notes to Condensed Consolidated Financial Statements for further details).

Results of Operations - Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three Months Ended December 31,
	2010	% Change	2009
	($ in 000's)
Revenues:
Investment Advisory Fees	$45,727	14%	$40,201
Other	9,860	1%	9,797
Total Revenues	55,587	11%	49,998

Expenses:
Admin & Incentive Comp and Benefit Costs	19,492	11%	17,553
Communications and Information Processing	3,710	(19%)	4,597
Occupancy and Equipment	1,009	2%	990
Business Development	1,857	31%	1,413
Investment Sub-Advisory Fees	6,383	4%	6,121
Other	6,466	1%	6,389
Total Expenses	38,917	5%	37,063

Income Before Taxes And Including Noncontrolling Interests	16,670	29%	12,935
Noncontrolling Interests	1,076		869
Pre-tax Income Excluding Noncontrolling Interests	$15,594	29%	$12,066

The following table presents assets under management and a portion of our non-managed fee-based assets at the dates indicated:

	December 31, 2010	September 30, 2010	December 31, 2009
	(in 000's)
Assets Under Management:
Eagle Asset Management, Inc.	$17,545,897	$15,566,954	$14,406,828
Eagle Money Market Funds	-	-	2,747,226
Raymond James Consulting Services	8,791,409	8,458,178	8,024,506
Unified Managed Accounts	978,071	734,750	414,690
Freedom Accounts & Other Managed Programs	9,628,069	8,791,332	7,800,988
Total Assets Under Management	36,943,446	33,551,214	33,394,238

Less: Assets Managed for Affiliated Entities	(3,580,258)	(3,544,197)	(3,137,973)
Net Assets Under Management	$33,363,188	$30,007,017	$30,256,265

Non-Managed Fee-based Assets:
Passport	$24,005,653	$22,707,602	$20,556,250
Ambassador	11,654,777	10,479,432	8,328,755
Other Non-Managed Fee-based Assets	2,177,458	2,022,785	1,800,653
Total	$37,837,888	$35,209,819	$30,685,658

The Asset Management segment includes the operations of Eagle Asset Management, Inc. (“Eagle”), the Eagle Family of Funds, the asset management operations of RJ&A (“AMS”), Raymond James Trust, and other fee-based programs.  The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios, mutual funds and managed programs.  These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average assets. Traditionally about 70% of our investment advisory fees recorded in a quarter are billed based on balances at the beginning of the quarter, 15% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter. Asset balances are impacted by both the performance of the market and the new sales and redemptions of client accounts/funds. Increasing markets positively impact revenues from investment advisory fees as existing accounts increase in value, and individuals and institutions typically commit incremental funds in rising markets.

Investment advisory fees increased over $5 million, or 14%, from the prior year quarter, generated by increased assets under management.  Assets under management increased as a combined result of market appreciation and net inflows of new client assets (approximately $2 billion).  Included in Investment advisory fees are performance fees of $3.2 million and $3.6 million at December 31, 2010 and December 31, 2009, respectively.

Expenses increased nearly $2 million, or 5%, primarily resulting from increases in compensation expense which were highly correlated with the increase in revenues.  Non-compensation expenses were flat with increased business development expenses offset by decreases in communications and information processing expense which resulted from an expense reduction as a result of the utilization of a third-party transfer agent.

Results of Operations - RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three Months Ended December 31,
	2010	% Change	2009
	($ in 000's)
Revenues:
Interest Income	$78,312	11%	$70,535
Interest Expense	3,959	(20%)	4,924
Net Interest Income	74,353	13%	65,611

Other (Loss)	(871)	46%	(1,613)
Net Revenues	73,482	15%	63,998

Non-Interest Expenses
Employee Compensation and Benefits	3,734	37%	2,732
Communications and Information Processing	444	(7%)	475
Occupancy and Equipment	182	(6%)	194
Provision for Loan Losses	11,232	(51%)	22,835
Other	11,426	(13%)	13,125
Total Non-Interest Expenses	27,018	(31%)	39,361
Pre-tax Income	$46,464	89%	$24,637

The tables below present certain credit quality trends for RJ Bank’s loan portfolio:

	Three Months Ended December 31,
	2010	2009
	(in 000’s)
Net Loan Charge-offs:
Commercial Real Estate (“CRE”) Loans	$(6,349)	$(14,597)
Residential Mortgage Loans	(5,943)	(9,346)
Total	$(12,292)	$(23,943)

	December 31, 2010	September 30, 2010
	(in 000’s)
Allowance for Loan Losses:
Loans Held for Sale	$48	$23
Loans Held for Investment:
Commercial Loans	59,978	60,464
CRE Construction Loans	2,672	4,473
CRE Loans	48,606	47,771
Residential Mortgage Loans	34,698	34,297
Consumer Loans	22	56
Total	$146,024	$147,084

	December 31, 2010	September 30, 2010
	(in 000’s)
Nonperforming Assets:
Nonperforming Loans:
CRE Loans	$48,611	$67,901
Residential Mortgage Loans:
First Mortgage Loans	87,804	85,852
Home Equity Loans/Lines	247	230
Total Nonperforming Loans	136,662	153,983
Other Real Estate Owned:
CRE	11,956	19,486
Residential First Mortgage	8,817	8,439
Total Other Real Estate Owned	20,773	27,925
Total Nonperforming Assets	$157,435	$181,908

	December 31, 2010	September 30, 2010
	(in 000’s)
Total Loans(1):
Loans Held for Sale	$9,221	$6,114
Loans Held for Investment:
Commercial Loans	3,401,422	3,232,723
CRE Construction Loans	58,028	65,512
CRE Loans	878,259	937,669
Residential Mortgage Loans	1,941,036	2,015,331
Consumer Loans	6,495	23,940
Net Unearned Income and Deferred Expenses	(44,304)	(39,276)
Total Loans Held for Investment	6,240,936	6,235,899
Total Loans	$6,250,157	$6,242,013

(1)	Net of unearned income and deferred expenses.

Pre-tax income generated by the RJ Bank segment increased $22 million, or 89%, as compared to the prior year quarter. The significant improvement in pre-tax income was mostly attributable to the $12 million, or 51%, decrease in the provision for loan losses as well as the $9 million, or 13%, increase in net interest income.  This increase included a $6 million adjustment as discussed below.  Net revenues increased $10 million, or 15%, as compared to the prior year.

Net interest income was positively impacted during the quarter by an increased yield on RJ Bank’s loan portfolio.  Net interest also included a $6 million correction of an accumulated interest income understatement in prior periods related to purchased residential loan pools. The average yield on the total loan portfolio as compared to the prior year quarter increased from 3.84% to 4.43%, (4.33% excluding the correction impact) resulting from significant new corporate loan production during the last several quarters at spreads well above those in the portfolio at the beginning of this period.  Despite the new production, substantial pay-downs of existing corporate loans during this period led to lower average corporate loans outstanding but also contributed to increasing the portfolio’s average yield. In addition, higher fee income compared to the prior year resulting from increased corporate loan modifications, refinances and pay-offs contributed to the increased average yield.

Average loans outstanding decreased $500 million, or 7%, from $6.7 billion to $6.2 billion.  Most of this decrease resulted from a $348 million, or 15%, decrease in average residential mortgage loans outstanding due to loan repayments exceeding new loan production and purchases. Excluding the impact of the $6 million correction, the current quarter yield on the residential mortgage loans declined from 4.76% to 4.25% as compared to the prior year quarter due to adjustable rate loans resetting to lower rates. In addition, average corporate loans outstanding fell by $131 million, or 3%, partially due to significant repayment activity exceeding robust new loan production. A reduction in the amount of Small Business Administration (“SBA”) loan activity led to approximately 50% of the decline in average corporate loans outstanding. Corporate loan activity during the current quarter resulted in $97 million of net corporate loan growth for the quarter.

Average deposits decreased $1.2 billion, or 16%, from $7.8 billion to $6.6 billion corresponding to the decrease in average loans and a $689 million decrease in average cash balances. During the prior year quarter, the new multi-bank sweep aspect of the RJBDP was implemented, which led to higher deposit balances invested in short-term liquid investments providing very little interest rate spread, which negatively impacted the prior year quarter net interest spread and net interest margin by 0.33%. The reduced deposit balances combined with lower interest rates led to a $1 million, or 20%, decrease in interest expense. The average cost of funds decreased from 0.25% to 0.24%.

The provision for loan losses was impacted by a reduction in CRE nonperforming loans, an improvement in the credit characteristics of certain problem loans, and the stabilization of the balance of residential mortgage nonperforming loans. In addition, although the amount of nonperforming loans remains elevated by historical standards, somewhat improved economic conditions relative to the prior year quarter has limited the amount of new problem loans.

The amount of nonperforming loans as of December 31, 2010 decreased $17 million, or 11%, as compared to September 30, 2010. CRE nonperforming loans decreased $19 million, or 28%, primarily due to the full resolution of our largest nonperforming loan and a significant pay-down of another, partially offset by the addition of two loans which were placed on nonaccrual status during the quarter.  This improvement in CRE nonperforming loans was partially offset by an increase of $2 million in nonperforming residential mortgage loans due to the ongoing economic impact on residential mortgage delinquencies.  Other real estate owned decreased from $28 million at September 30, 2010 to $21 million at December 31, 2010 due to the sale of our largest CRE property.

As a result of the recent moratorium on foreclosures by some of our loan servicers, some residential foreclosures were delayed.  However, the foreclosure process has resumed and it does not appear that the moratorium will have a material impact on write-downs for other real estate owned or provisions for loan losses on nonperforming residential mortgage loans.

Net loan charge-offs for the quarter totaled $12 million compared to $24 million for the prior year quarter. The 49%  decline in net charge-offs compared to the prior year quarter was primarily due to improved credit quality in the CRE loan portfolio in addition to a stabilization of the balance in nonperforming residential mortgage loans. CRE charge-offs in the prior year quarter included $8 million related to the sale of distressed debt in the secondary market.

As a result of the current year provision and net charge-off activity combined with lower loan balances, the allowance for loan losses decreased slightly as a percentage of total loans from 2.36% at September 30, 2010 to 2.34% at December 31, 2010.

As of December 31, 2010, the unrealized loss on our available for sale securities portfolio was $43 million, compared to $51 million as of September 30, 2010. The unrealized loss was due to continued wide interest rate spreads across market sectors related to the continued uncertainty in the residential non-agency collateralized mortgage obligations (“CMOs”) market. The positive impact to the current quarter’s unrealized loss was primarily the result of continued though modest, improvement in the non-agency securities market.

The 46% improvement in Other (Loss) as compared to the prior year quarter was mostly attributable to a reduction in the credit portion of other-than-temporary impairment on the available for sale securities and an increase in letter of credit fee income.

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the periods indicated:

	Three Months Ended December 31,
	2010			2009
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance(4)	Interest Inc./Exp	Average Yield/ Cost
	($ in 000’s)
Interest-Earning Banking Assets:

Loans, Net of Unearned Income(1)
Loans Held for Sale	$6,004	$90	6.02%	$65,392	$476	2.89%
Loans Held for Investment:
Commercial Loans	3,210,932	37,945	4.62%	3,071,730	27,847	3.55%
CRE Construction Loans	63,078	381	2.37%	196,306	270	0.54%
CRE Loans	909,538	8,240	3.55%	986,047	8,468	3.36%
Residential Mortgage Loans	1,976,581	27,509	4.60%	2,325,626	27,704	4.76%
Consumer Loans	8,686	39	1.78%	19,443	91	1.85%
Total Loans, Net	$6,174,819	$74,204	4.43%	6,664,544	64,856	3.84%

Reverse Repurchase Agreements	-	-	-	680,435	147	0.09%
Agency Mortgage-Backed Securities	208,118	387	0.74%	264,271	503	0.76%
Non-agency Collateralized Mortgage Obligations	245,973	3,169	5.15%	319,578	4,411	5.52%
Money Market Funds, Cash and Cash Equivalents	641,393	457	0.28%	633,016	475	0.30%
FHLB(2) Stock and Other	148,716	95	0.25%	111,571	143	0.51%
Total Interest-Earning Banking Assets	$7,419,019	$78,312	3.91%	$8,673,415	$70,535	3.22%

Non-Interest-Earning Banking Assets:
Allowance for Loan Losses	(144,110)			(150,571)
Unrealized Loss on Available for Sale Securities	(47,475)			(90,584)
Other Assets	250,164			190,323
Total Non-Interest-Earning Banking Assets	58,579			(50,832)

Total Banking Assets	$7,477,598			$8,622,583

Interest-Bearing Banking Liabilities:
Deposits:
Certificates of Deposit	$217,406	$1,587	2.90%	$195,263	$1,658	3.37%
Money Market, Savings, and NOW Accounts(3)	6,327,592	1,830	0.11%	7,574,097	2,603	0.14%
FHLB(2) Advances and Other	51,036	542	4.16%	51,539	663	5.04%

Total Interest-Bearing Banking Liabilities	$6,596,034	$3,959	0.24%	$7,820,899	$4,924	0.25%

Non-Interest-Bearing Banking Liabilities	60,242			19,245

Total Banking Liabilities	6,656,276			7,840,144

Total Banking Shareholder’s Equity	821,322			782,439

Total Banking Liabilities and Shareholder’s Equity	$7,477,598			$8,622,583

(continued on next page)

	Three Months Ended December 31,
	2010			2009
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance(3)	Interest Inc./Exp	Average Yield/ Cost
	($ in 000’s)
	(continued from previous page)
Excess of Interest-Earning Banking Assets Over Interest-Bearing Banking Liabilities/Net Interest Income	$822,985	$74,353		$852,516	$65,611

Bank Net Interest:
Spread			3.67%			2.97%
Margin (Net Yield on Interest-Earning Banking Assets)			3.70%			2.99%
Ratio of Interest-Earning Banking Assets to Interest-Bearing Banking Liabilities			112.48%			110.90%
Return On Average:
Total Banking Assets			1.55%			0.72%
Total Banking Shareholder's Equity			14.09%			7.92%
Average Equity to Average Total Banking Assets			10.98%			9.07%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended December 31, 2010 and 2009, was $12 million, and $8 million, respectively.

(2)	Federal Home Loan Bank of Atlanta (“FHLB”)

(3)	Negotiable Order of Withdrawal (“NOW”) account.

(4)
During the March quarter end of fiscal year 2010, RJ Bank revised its yield/cost calculations to exclude any fair value adjustments (now reflected as a Non-Interest-Earning Banking Asset) and to utilize contractual days versus 90-day quarters.  In addition, RJ Bank separated from Total Non-Interest-Earning Assets the average balance for Allowance for Loan Losses.  The average balance and yield/cost for certain assets as well as the Net Interest Spread, Net Interest Margin, Ratio of Interest-Earning Assets to Interest-Bearing Liabilities, and the Return on Total Banking Shareholder’s Equity presented for prior periods above were restated from the respective average balances and ratios previously reported.  In addition, during the current quarter end, RJ Bank reclassified certain average loan balances to more closely align these balances with its assignment of credit risk utilized within the allowance for loan losses evaluation.  As a result, the average loan balances, related interest income and the respective yield calculations presented above differ from those previously reported.

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
	(in 000’s)
Interest Revenue
Interest-Earning Banking Assets:
Loans, Net of Unearned Income:
Loans Held for Sale	$(433)	$47	$(386)
Loans Held for Investment:
Commercial Loans	1,262	8,836	10,098
CRE Construction Loans	(183)	294	111
CRE Loans	(657)	429	(228)
Residential Mortgage Loans(1)	(4,158)	(2,414)	(6,572)
Consumer Loans	(50)	(2)	(52)
Reverse Repurchase Agreements	(147)	-	(147)
Agency Mortgage-Backed Securities	(107)	(9)	(116)
Non-agency Collateralized Mortgage Obligations	(1,016)	(226)	(1,242)
Money Market Funds, Cash and Cash Equivalents	7	(25)	(18)
FHLB Stock and Other	48	(96)	(48)
Total Interest-Earning Banking Assets	$(5,434)	$6,834	$1,400

Interest Expense
Interest-Bearing Banking Liabilities:
Deposits:
Certificates Of Deposit	$188	$(259)	$(71)
Money Market, Savings and
NOW Accounts	(429)	(344)	(773)
FHLB Advances and Other	(6)	(115)	(121)
Total Interest-Bearing Banking Liabilities	(247)	(718)	(965)

Change in Net Interest Income	$(5,187)	$7,552	$2,365

(1)	Adjusted to exclude a $6 million current quarter correction of an accumulated interest income understatement in prior periods related to purchased residential loan pools.

Results of Operations – Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the periods indicated:

	Three Months Ended December 31,
	2010	% Change	2009
	($ in 000's)
Revenues:
Securities Commissions and
Investment Banking Fees	$4,476	178%	$1,608
Investment Advisory Fees	2,097	NM	632
Interest Income	193	144%	79
Trading Profits	1,677	20%	1,399
Other	146	NM	-
Total Revenues	8,589	131%	3,718

Interest Expense	59	(26%)	80
Net Revenues	8,530	134%	3,638

Non-Interest Expenses:
Compensation Expense	4,963	49%	3,327
Other Expense	3,002	54%	1,949
Total Non-Interest Expenses	7,965	51%	5,276

Loss Before Taxes and Including Noncontrolling Interests	565	134%	(1,638)
Noncontrolling Interests	244		(226)
Pre-tax Income (Loss) Excluding Noncontrolling Interests	$321	123%	$(1,412)

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina, Uruguay and Brazil.

Net results in the Emerging Markets segment increased nearly $2 million, or 123%, as compared to the prior year period on an increase of $5 million in net revenues.  Securities commissions and investment banking fees increased $3 million due to improved global market conditions and increased investment banking activity in our Latin American operations.  Investment advisory fees increased just over $1 million as our Argentine asset management venture continues to grow its assets under management, which increased 31% to $211 million as compared to the prior year period.  Non-interest expenses increased $3 million, resulting primarily from higher compensation and transaction related expenses.

Results of Operations – Securities Lending

The following table presents consolidated financial information of our Securities Lending segment for the periods indicated:

	Three Months Ended December 31,
	2010	% Change	2009
	($ in 000's)
Interest Income and Expense
Interest Income	$1,596	(10%)	$1,765
Interest Expense	509	(7%)	549
Net Interest Income	1,087	(11%)	1,216

Other Income	154	40%	110
Net Revenues	1,241	(6%)	1,326

Non-Interest Expenses	717	12%	639
Pre-tax Income	$524	(24%)	$687

This segment (formerly named “Stock Loan/Borrow”) conducts its business through the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary. The borrower of the securities puts up a cash deposit on which interest is earned. Accordingly, the lender receives cash and pays interest. These cash deposits are adjusted daily to reflect changes in current market value of the underlying securities. The net revenues of this operation are the interest spreads generated.

Pre-tax income in the securities lending segment was essentially flat as compared to the same quarter in the prior year.  When acting as intermediary (matched book), both gross interest revenue and expense declined due to decreasing average balances which were partially offset by improved interest spreads.  In addition to acting as an intermediary, Securities Lending may loan customer securities held in a margin account containing a debit (the “box”) to counterparties.  Box loan balances increased significantly, however the interest spread earned from this activity declined in comparison to the prior year quarter.

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Propriety Capital segment for the periods indicated:

	Three Months Ended December 31,
	2010	% Change	2009
	($ in 000's)
Revenues:
Interest	$200	NM	$1
Investment Advisory Fees	238	(13%)	275
Other	232	175%	(311)
Total Revenues	670	NM	(35)

Expenses
Compensation Expense	639	22%	522
Other Expenses	96	(58%)	229
Total Expenses	735	(2%)	751

Income Before Taxes and Including Noncontrolling Interests	(65)	NM	(786)
Noncontrolling Interests	77	196%	26
Pre-tax Loss Excluding Noncontrolling Interests	$(142)	83%	$(812)

Proprietary capital segment consists of our principal capital and private equity activities and the segment results are substantially determined by the valuations within Raymond James Capital Partners, L.P. (“Capital Partners”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and the valuations of our direct merchant banking investments and our investments in third-party private equity funds.  As of December 31, 2010, our merchant banking investments, at fair value, include a $22 million investment in a manufacturer of crime investigation and forensic supplies, a $17 million investment in an event photography business, and a $17 million indirect investment (through Capital Partners) in an allergy immunotherapy testing and treatment supply company.

Pre-tax loss generated by this segment decreased approximately $700,000, or 83%, as compared to the same quarter in the prior year as a result of the increase in the value of our investments, and interest income arising there from, during the current quarter.  The prior year quarter included a loss on the valuation of one of our indirect holdings.  Our expenses were well controlled and approximated the prior year quarter level.

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three Months Ended December 31,
	2010	% Change	2009
	($ in 000's)
Revenues:
Interest Income	$1,940	7%	$1,816
Other	1,463	NM	(58)
Total Revenues	3,403	94%	1,758

Interest Expense	6,966	5%	6,663
Net Revenues	(3,563)	27%	(4,905)

Other Expense	9,070	128%	3,979
Pre-tax Loss	$(12,633)	(42%)	$(8,884)

This segment includes various corporate overhead costs, including interest expense on our senior debt issued in August 2009.

Pre-tax loss arising from this segment increased nearly $4 million, or 42%, as compared to the prior year quarter.  Total revenues increased by approximately $2 million, or 94%, as compared to the prior year quarter primarily due to increases in the value of certain investments.  This increase was offset by a $5 million increase in other expense.  The expense increase results from increases in incentive compensation expense resulting from the increase in RJF profitability and an increase in advertising expenses related to the television campaign aired during the quarter.

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

Cash provided by operating activities during the three months ended December 31, 2010 was approximately $1.2 billion, mainly driven by a decrease in assets segregated pursuant to regulations and other segregated assets.  These assets decreased as a result of the transactions associated with the point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at September 30, 2010 (for more information regarding these point-in-time transactions, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, and Note 22 on page 130 of our 2010 Form 10-K).  This increase in operating cash was partially offset by the use of operating cash resulting from an increase in securities purchased under agreements to resell and other collateralized financings (net of securities sold under agreements to repurchase), a decrease in stock loaned (net of stock borrowed) and a decrease in accrued compensation, commissions and benefits.

Investing activities used $22 million in cash during the quarter.  The use of operating cash to fund an increase in net loans was partially offset by cash received from the maturations, repayments and sales of available for sale securities.

Financing activities used $2.9 billion of operating cash.  This use of cash resulted predominantly from the repayment of borrowings and decrease in bank deposits, both of which had arisen as of year-end as a result of the transactions associated with the September 30, 2010 point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution (for more information regarding these point-in-time transactions, see Note 22 on page 130 of our 2010 Form 10-K).  Other than the impact of those point-in-time transactions, cash was also used in financing activities during the period for repayments on certain lines of credit.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.  Refer to the update regarding the potential impact on our liquidity arising from any future agreement to repurchase all or part of the ARS held by our clients in Part II – Item 1: Legal Proceedings, within this Form 10-Q.

Sources of Liquidity

In addition to the $423 million cash balance at the parent company on December 31, 2010, we have various potential sources of liquidity as set forth below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the Parent from RJ&A, which is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At December 31, 2010, both of these brokerage subsidiaries exceeded their minimum regulatory and, in the case of RJ&A, its covenant net capital requirements. At that date, RJ&A had excess net capital of $333 million, of which approximately $145 million is available for dividend (after taking into account regulatory and covenant restrictions) while still maintaining its net capital at 15% of aggregate debit items, its current internal and informal policy.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without the FINRA approval.

Subject to 30-day notification and approval by the Office of Thrift Supervision, RJ Bank may pay dividends to the parent company as long as RJ Bank maintains its “well capitalized” status under bank regulatory capital guidelines. In November, 2010 RJ Bank made a $75 million dividend payment to RJF.  RJ Bank had approximately $87.4 million of capital in excess of the amount it would need as of December 31, 2010 to maintain a total capital to risk-weighted assets ratio of 12%, its current policy.  See further discussion of RJ Bank’s ability to pay dividends in Note 26 pages 135 - 138 in our 2010 Form 10-K.

Liquidity available to us from our subsidiaries, other than RJ&A and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third-party lenders as of December 31, 2010:

	Committed Secured	Uncommitted Secured(1)	Uncommitted Unsecured(1)	Total
	($ in 000’s)

RJ&A	$425,000	$535,100	$325,000	$1,285,100

Number of agreements	4	5	4

(1)	Lenders are under no obligation to lend to us under uncommitted credit facilities.

The domestic arrangements included in the table above are in the form of either: tri-party repurchase agreements, bilateral repurchase agreements, secured lines of credit, uncommitted unsecured lines of credit or uncommitted bilateral repurchase agreements.

There were no outstanding borrowings on the committed or uncommitted lines of credit as of December 31, 2010.  Outstanding borrowings on the committed and uncommitted bilateral repurchase agreements were $39.4 million and $127.4 million, respectively, as of December 31, 2010.  Outstanding balances on the repurchase agreements are included in Securities Sold Under Agreements to Repurchase.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133%.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13.5 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of December 31, 2010.

RJ Bank had $30 million in FHLB advances outstanding at December 31, 2010, comprised of several short-term fixed-rate advances. RJ Bank had $1.1 billion in immediate credit available from the FHLB on December 31, 2010 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB.  At December 31, 2010, all of the FHLB advances outstanding were secured by a blanket lien on RJ Bank’s residential loan portfolio.

RJ Bank is eligible to participate in the Federal Reserve System’s (the “FRB”) discount-window program, however, RJ Bank does not view borrowings from the FRB as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the FRB.

From time to time we purchase short-term securities under agreements to resell (“reverse repurchase agreements”) and sell securities under agreements to repurchase (“repurchase agreements”). We account for each of these types of transactions as collateralized financings.  At December 31, 2010, there were collateralized financings outstanding in the amount of $166.8 million which are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statements of Financial Condition. Such financings are collateralized by non-customer, RJ&A-owned securities.  The average daily balance outstanding during the quarter ended and the period ended balances at each respective period end for repurchase agreements and reverse repurchase agreements as of December 31, 2010 and September 30, 2010 are as follows:

	Repurchase Transactions		Reverse Repurchase Transactions
For the Quarter Ended:	Average Daily Balance Outstanding	End of Period Balance Outstanding	Average Daily Balance Outstanding	End of Period Balance Outstanding
	(in 000’s)

December 31, 2010	$76,973	$166,815	$402,804	$456,239
September 30, 2010	158,489	233,346	326,927	344,652

At December 31, 2010 and September 30, 2010, we had other debt of $355 million and $356 million, respectively. The balance at December 31, 2010 is comprised of a $55 million balance outstanding on our mortgage loan for our home-office complex and $300 million outstanding on our senior notes due August 2019.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard and Poor’s	BBB	Negative
Moody’s Investor Service	Baa2	Stable

The Standard and Poor’s rating and outlook as reported unchanged in their latest report dated December 23, 2010. The Moody’s Investor Service rating and outlook are from their October, 2010 report, which reflected no change in the rating and an improved outlook as compared to their previous report. We believe our current long-term debt ratings depend upon a number of factors including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings.  The rating agencies also have announced that they are reviewing ratings following the passage of the Dodd-Frank Act.  Any rating downgrades could increase our costs in the event we were to pursue obtaining additional financing.

Other Sources of Liquidity

We own a significant number of life insurance policies utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. We are able to borrow up to 90% of the cash surrender value of certain of these policies.  The policies which we could readily borrow against have a cash surrender value of $117.4 million as of December 31, 2010.  There are no borrowings outstanding against any of these policies as of December 31, 2010.

On May 29, 2009 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune. In August, 2009 we sold $300 million in aggregate principal amount of 8.60% senior notes due in August, 2019 through a registered underwritten public offering. The May 29, 2009 registration statement is still effective and could facilitate future capital raising activities.

See Contractual Obligations, Commitments and Contingencies section for information regarding our commitments.

Statement of Financial Condition Analysis

The assets on our statement of financial condition consist primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables, including bank loans, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $14.8 billion at December 31, 2010 were down approximately 17% lower than at September 30, 2010.  The decreases in cash and cash equivalents and assets segregated pursuant to regulations and other segregated assets are all the result of the transactions associated with the September 30, 2010 point-in-time regulatory balance sheet composition requirements of RJ Bank.  See Note 22 page 130 of our 2010 Form 10-K for discussion of the September 30, 2010 point-in-time test.  Exclusive of these transactions, which totaled approximately $3.1 billion, total assets were flat compared to September 30, 2010.

As of December 31, 2010, our liabilities of $12.1 billion were approximately 21% less than at September 30, 2010, due to decreases in other borrowings and bank deposits that were also associated with the September 30, 2010 point-in-time regulatory balance sheet composition requirements of RJ Bank.  Exclusive of these transactions, which totaled approximately $3.1 billion, total liabilities were also down slightly.

Contractual Obligations, Commitments and Contingencies

RJ&A and RJFS have been subject to ongoing investigations in connection with their sale of ARS. Refer to the discussion of this matter on pages 25 and 52 of our 2010 Form 10-K and in Part II, Item 1, “Legal Proceedings” of this Form 10-Q.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2010.  See Note 17 pages 117 - 120 of the Notes to the Consolidated Financial Statements in our 2010 Form 10-K, Contractual Obligations, Commitments and Contingencies on pages 51-52 in our 2010 Form 10-K and Note 12 of these Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our commitments and contingencies.

Regulatory

The following discussion should be read in conjunction with the Regulatory section on pages 52 - 53 of our 2010 Form 10-K.

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of December 31, 2010.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the three-month period ended December 31, 2010.

Management believes that RJ Bank meets all capital adequacy requirements to which it is subject as of December 31, 2010.

Our intention, as previously stated in prior periods, for RJ Bank to become a commercial bank, thereby enabling it to have a majority of its loan portfolio comprised of corporate loans secured by other corporate assets and commercial real estate loans. If RJ Bank were to remain a thrift, its business mix would be required to be oriented to loans related to residential real estate and other qualifying thrift assets.

The recently enacted Dodd-Frank Act has the potential to impact certain of our current business operations, including but not limited to its impact on RJ Bank which is discussed in Item 1, Business-“Regulation” on pages 9 – 11 in our 2010 Form 10-K .  Because of the nature of our business and our business practices, we do not expect the Dodd-Frank Act to have a significant impact on our operations as a whole. However, because many of the implementing regulations will result from further studies and are yet to be written by various regulatory agencies, the specific impact on each of our businesses is uncertain.

See Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further information on regulatory and capital requirements.

Off-Balance Sheet Arrangements

For information regarding our off-balance sheet arrangements, see Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Effects of Inflation

For information regarding the Effects of Inflation on our business, see the Effects of Inflation section on page 62 of our 2010 Form 10-K.

Factors Affecting “Forward-Looking Statements”

From time to time, we may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at RJ Bank, projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, ARS, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I on pages 13 - 23 included in the 2010 Form 10-K and in Item 1A of Part II of this report on Form 10-Q.  We do not undertake any obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  For a full description of these and other accounting policies, see Note 1 of the Notes to the Condensed Consolidated Financial Statements included on pages 79 – 90 in our 2010 Form 10-K and updated in Note 1 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.  We believe that of our significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the condensed consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of our operations and our financial position.

Valuation of Financial Instruments, Investments and Other Assets

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes.  See Note 1 pages 81 - 84 of our 2010 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased. We have not implemented any material changes in the accounting policies described therein during the period covered by this report.

“Trading instruments” and “Available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our other comprehensive income, depending on the underlying purpose of the instrument.

As of December 31, 2010, 8.9% of our total assets and 1.7% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $174 million as of December 31, 2010 and represent 13.1% of our assets measured at fair value. Our investments in Private Equity comprise $160 million or 91.9% of our Level 3 assets.  Level 3 assets represent 6.4% of total equity as of December 31, 2010.

Financial instruments which are liabilities categorized as Level 3 amount to $46,000 as of December 31, 2010 and represent less than 1% of liabilities measured at fair value.

See Notes 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment.  For a discussion of the judgments involved in testing goodwill for impairment, see the goodwill section on page 57-58 of our 2010 Form 10-K.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  No events occurred during the three-month period ended December 31, 2010 that would cause us to update the annual impairment testing we last performed as of December 31, 2009.

Allowance for Loan Losses and Other Provisions for Losses

Refer to the discussion of the allowance for loan losses and other provisions for losses on pages 58 - 60 of our 2010 Form 10-K.

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio.  See Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

At December 31, 2010, the amortized cost of all RJ Bank loans was $6.3 billion and an allowance for loan losses of $146 million was recorded against that balance. The total allowance for loan losses is equal to 2.34% of the amortized cost of the loan portfolio.

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

Income Taxes

For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income Taxes on page 60 of the 2010 Form 10-K.

Effects of recently issued accounting standards, and accounting standards not yet adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the accounting for transfers of financial assets, as an amendment of previously issued guidance. This new guidance eliminates the Qualified Special Purpose Entity (“QSPE”) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions.  We adopted this new guidance as of October 1, 2010, there was no significant impact on our Condensed Consolidated Financial Statements as a result of our application of this new guidance.

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any variable interest entities which we are a party to. We adopted this new guidance as of October 1, 2010.  Upon adoption, we deconsolidated two low-income housing tax credit (“LIHTC”) funds which we determined we are no longer the primary beneficiary, and consolidated two other LIHTC funds which we determined we are the primary beneficiary under the new guidance.  See Notes 1 and 7 of the Notes to Condensed Consolidated Financial Statements for more information on the adoption of this new accounting guidance.

In July 2010, the FASB issued new guidance that will require enhanced disclosure about our allowances for loan losses and credit quality of our financing receivables.  This new guidance is intended to provide greater transparency about credit risk exposures and the adequacy of the allowance for loan losses and other financing receivables and includes disaggregation of existing disclosures based on what management uses when assessing and monitoring the financing receivable’s risk and performance.  Additionally, new financial statement disclosures related to credit quality indicators, aging of financing receivables, and any significant purchases and sales will be required.  The new disclosures reflecting conditions as of the end of a reporting period are effective for us in this reporting period.  See Notes 1 and 6 of the Notes to the Condensed Consolidated Financial Statements for more information on the adoption of this new accounting guidance.  The new disclosures regarding activities that occur during a reporting period are not effective for us until March 31, 2011.  The adoption of this new accounting guidance results in a significant increase in certain of our financial statement disclosures, but the adoption does not have any impact on our financial position or results of operations.

In January 2011, the FASB issued new guidance that deferred indefinitely, the effective date of certain new financial statement disclosures about troubled debt restructurings (“TDRs”) that was included in the new financing receivables disclosures discussed in the preceding paragraph. This deferral will be temporary, as the FASB has stated it will clarify the guidance for determining what constitutes a TDR.  Only when the guidance is clarified, will the new required disclosures of TDRs become effective.

Off-Balance Sheet Arrangements

For information concerning our off-balance sheet arrangements, see Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of our risk management policies, including a discussion of our primary market risk exposures, which include interest rate risk and equity price risk, as well as a discussion of our foreign exchange risk, credit risk including a discussion of our loan underwriting policies and risk monitoring processes applicable to RJ Bank, liquidity risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to pages 62 - 73 of our 2010 Form 10-K.

Market Risk

See Notes 3 and 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the fair value of trading inventories associated with our broker-dealer client facilitation, market-making and proprietary trading activities.

As of December 31, 2010, the absolute fixed income and equity inventory limits excluding contractual underwriting commitments for our domestic subsidiaries, were $1.97 billion and $69.8 million, respectively. These same inventory limits for RJ Ltd. as of December 31, 2010, were CDN $46 million and CDN $73.9 million, respectively. Our trading activities in the aggregate were significantly below these limits at December 31, 2010.

Interest Rate Risk

We are exposed to interest rate risk as a result of maintaining trading inventories of fixed income instruments and actively manage this risk using hedging techniques that involve swaps, futures, mortgage-backed securities, and U.S. Treasury obligations. We monitor, on a daily basis, the Value-at-Risk (“VaR”) in our institutional Fixed Income trading portfolios (cash instruments and interest rate derivatives). VaR is an appropriate statistical technique to estimate the potential loss in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level.

To calculate VaR, we perform historical simulation using the past 12 months of daily historical market data to estimate and report a one day VaR at a 99% confidence level.  This means that we could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year on average over the course of time.  During the three months ended December 31, 2010, the reported daily loss in the institutional Fixed Income trading portfolio did not exceed the predicted VaR on any trading day.

However, trading losses on a single day could exceed the reported VaR by significant amounts in unusually volatile markets and might accumulate over a longer time horizon, such as a number of consecutive trading days. Accordingly, management employs additional interest rate risk controls including position limits, a daily review of trading results, review of the status of aged inventory, independent controls on pricing, monitoring of concentration risk, and review of issuer ratings, as well as stress testing.

The following tables set forth the high, low, and daily average VaR and corresponding dollar value for our overall Fixed Income institutional portfolio during the three months ended December 31, 2010, and daily VaR and corresponding dollar value of our portfolio at December 31, 2010 and September 30, 2010:

	Three Months Ended December 31, 2010			VaR at
				December 31,	September 30,
	High	Low	Daily Average	2010	2010
	($ in 000's)

Daily VaR	$1,002	$211	$496	$691	$247
Related Portfolio Value (Net) (1)	$230,934	$299,698	$231,970	$206,626	$239,845
VaR as a Percent of Portfolio Value	0.43%	0.07%	0.22%	0.33%	0.10%

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

RJ Bank maintains an earning asset portfolio that is comprised of commercial and residential real estate, commercial and consumer loans, as well as mortgage-backed securities, collateralized mortgage obligations, Small Business Administration (“SBA”) loan securitizations, deposits at other banks and other investments. Those earning assets are funded by RJ Bank’s obligations to customers and FHLB advances. Based on the current earning asset portfolio of RJ Bank, market risk for RJ Bank is limited primarily to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the quarter, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising should the economic environment begin to improve. RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described on page 64 of our 2010 Form 10 - K. There have been no material changes to these methods during the three months ended December 31, 2010.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Changes in Rate	Net Interest Income	Projected Change in Net Interest Income
	($ in 000s)
+300	$ 269,040	6.06%
+200	273,218	7.71%
+100	272,811	7.55%
-	253,667	-
-100	235,922	(7.00%)

The following table presents the amount of RJ Bank’s interest earning assets and interest bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at December 31, 2010:

	Repricing Opportunities
	0 - 6 Months	7 – 12 Months	1 – 5 Years	5 or More Years
	(in 000’s)
Interest Earning Assets:
Loans	$5,148,273	$655,917	$457,891	$32,030
Available for sale securities	228,778	26,991	95,828	76,404
Other investments	853,156	-	-	-
Total Interest Earning Assets	6,230,207	682,908	553,719	108,434
Interest Bearing Liabilities:
Transaction and savings accounts	6,464,587	-	-	-
Certificates of deposit	33,727	34,708	149,374	-
FHLB Advances	30,000	-	-	-
Total Interest Bearing Liabilities	$6,528,314	$34,708	$149,374	$-
GAP	$(298,107)	$648,200	$404,345	$108,434
Cumulative GAP	$(298,107)	$350,093	$754,438	$862,872

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2010:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in 000’s)
Loans Held for Sale	$5,358	$3,513	$8,871
Loans Held for Investment:
Commercial Loans	10,758	3,321,128	3,331,886
Commercial RE Construction Loans	-	30,535	30,535
Commercial Real Estate Loans	3,836	517,905	521,741
Residential Mortgage Loans	38,081	1,901,846	1,939,927
Consumer Loans	-	25	25
Total Loans Held for Investment	52,675	5,771,439	5,824,114
Total Loans	$58,033	$5,774,952	$5,832,985

To mitigate interest rate risk in a significantly rising rate environment, RJ Bank purchased three-year term interest rate caps. See Note 10 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.

Equity Price Risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the three months ended December 31, 2010 was CDN $13.1 million.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign Exchange Risk

We are subject to foreign exchange risk due to financial instruments denominated in U.S. dollars predominantly held by RJ Ltd, whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates, and our investments in foreign subsidiaries. In order to mitigate the former risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of December 31, 2010, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $5.3 million and CDN $1.6 million, respectively.  To-date, we have elected not to hedge the carrying value of our investments in foreign subsidiaries for a variety of reasons, including but not limited to immateriality, accounting considerations, and the economic cost of hedging particular exposures.

Credit Risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. Refer to the discussion of our credit risk on pages 65 - 72 of our 2010 Form 10-K.

See Notes 1 and 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional disclosures arising from new accounting guidance regarding the credit quality of our financing receivables.

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

In evaluating credit risk, RJ Bank considers trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or customer concentrations, the loan portfolio composition and macroeconomic factors.

Changes in the allowance for loan losses of RJ Bank were as follows:

	Three Months Ended December 31,
	2010	2009
	(in 000’s)

Allowance for Loan Losses, Beginning of Period	$147,084	$150,272
Provision For Loan Losses	11,232	22,835
Net Charge-Offs	(12,292)	(23,943)
Allowance for Loan Losses, End of Period	$146,024	$149,164

Allowance for Loan Losses to Total Bank Loans Outstanding	2.34%	2.26%

The primary factors impacting the provision for loan losses during the period were a reduction in commercial real estate nonperforming loans, an improvement in the credit characteristics of certain problem loans, and the stabilization of the balance of residential mortgage nonperforming loans.  In addition, although the amount of nonperforming loans remains elevated by historical standards, somewhat improved economic conditions relative to the prior year quarter has limited the amount of new problem loans.

The following table presents net loan charge-offs and the percentage of these net loan charge-offs to the average outstanding loan balances by loan portfolio segment (annualized) for the quarters ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010		2009
	Net Loan	% of Avg.	Net Loan	% of Avg.
	Charge-off	Outstanding	Charge-off	Outstanding
	Amount	Loans	Amount	Loans
	($ in 000’s)
CRE	$(6,349)	2.79%	$(14,597)	5.92%
Residential First Mortgage	(5,943)	1.23%	(9,346)	1.64%

Total	$(12,292)	0.80%	$(23,943)	1.44%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 49% decline in net charge-offs compared to the prior year quarter was primarily attributable to improved credit quality in the commercial real estate loan portfolio in addition to a stabilization of the balance in nonperforming residential mortgage loans. Prior year commercial real estate charge-offs included $7.9 million related to the sale of distressed debt in the secondary market.

The table below presents nonperforming loans and total allowance for loan losses at December 31, 2010 and September 30, 2010:

	December 31, 2010		September 30, 2010
	Nonperforming Loan Balance	Allowance for Loan Losses Balance	Nonperforming Loan Balance	Allowance for Loan Losses Balance

	(in 000’s)

Loans Held for Sale	$-	$(48)	$-	$(23)
Loans Held for Investment:
Commercial	-	(59,978)	-	(60,464)
CRE Construction	-	(2,672)	-	(4,473)
CRE	48,611	(48,606)	67,901	(47,771)
Residential Mortgage	88,051	(34,698)	86,082	(34,297)
Consumer	-	(22)	-	(56)
Total	$136,662	$(146,024)	$153,983	$(147,084)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased 11% during the three months ended December 31, 2010.  Commercial real estate nonperforming loans decreased $19.3 million, or 28%, primarily due to the full resolution of our largest nonperforming loan and a significant pay-down of another, partially offset by the addition of two loans which were placed on nonaccrual status during the quarter. Nonperforming residential mortgage loans increased $2 million due to the ongoing economic impact of residential mortgage delinquencies. Included in nonperforming residential mortgage loans are $74.7 million in loans for which $40.1 million in charge-offs were previously recorded.

Loan Underwriting Policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 68 - 69 of our 2010 Form 10-K. There has been no material changes in RJ Bank’s underwriting policies during the three months ended December 31, 2010.

Risk Monitoring Process

RJ Bank’s credit risk strategy regarding ongoing risk monitoring and review process for all of its residential, consumer and corporate credit exposures is discussed on pages 69 - 72 of our 2010 Form 10-K. There have been no material changes to those processes and policies during the three month period ended December 31, 2010.

Residential and Consumer Loans

We track and review many factors to monitor credit risk in RJ Bank’s residential mortgage loan portfolio. These factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, geographic concentrations, borrower credit scores, updated loan-to-value (“LTV”) ratios, occupancy (i.e. owner occupied, second home or investment property), level of documentation, loan purpose, average loan size, and policy exceptions.

Residential mortgage and consumer loan delinquency levels have been increasing at RJ Bank due to the current economic downturn and the high level of unemployment. At December 31, 2010, loans over 30 days delinquent (including nonperforming loans) increased to 4.47% of residential and consumer loans outstanding, compared to 4.44% over 30 days delinquent at September 30, 2010, despite an actual total dollar decrease of $3.3 million in residential and consumer loans over 30 days delinquent.  Additionally, our December 31, 2010 percentage compares favorably to the national average for over 30 day delinquencies of 10.71% as most recently reported by the Federal Reserve.

The following table presents a summary of delinquent residential and consumer loans at December 31, 2010 and September 30, 2010:

	Delinquent Residential and Consumer Loans (Amount)		Delinquent Residential and Consumer Loans As a Percentage of Outstanding Loan Balances
	December 31,	September 30,	December 31,	September 30,
	2010	2010	2010	2010
	($ in 000’s)
30-89 days	$18,693	$24,441	0.96%	1.20%
90 days or more	68,325	65,897	3.51%	3.24%

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See page 70 of our 2010 Form 10 - K for further discussion of this process. There have been no material changes to this process during the three months ended December 31, 2010.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

December 31, 2010		September 30, 2010(1)
($ outstanding as a % of RJ Bank total assets)

4.5%	CA(2)	4.8%	CA(2)
3.1%	FL	3.2%	FL
2.9%	NY	3.2%	NY
1.4%	NJ	1.5%	NJ
1.1%	VA	1.2%	VA

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

(2)
This concentration ratio for the State of California excludes 2.4% and 2.3% at December 31, 2010 and September 30, 2010, respectively, for purchased loans that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At December 31, 2010 and September 30, 2010, these loans totaled $1 billion and $1.1 billion, respectively, or approximately 55% and 60% of the residential mortgage portfolio, respectively.  A large percentage of these loans were projected to adjust to a lower payment than the current payment, and this percentage is likely to increase in a low interest rate environment. The outstanding balance of interest-only loans at December 31, 2010, based on their contractual terms, are scheduled to reprice as follows (in 000’s):

December 31, 2010

One year or less	$459,839
Over one year through two years	234,453
Over two years through three years	102,381
Over three years through four years	128,966
Over four years through five years	40,533
Over five years	17,327
Total Outstanding Residential Interest-Only Loan Balance	$983,499

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The LTV/FICO scores of RJ Bank’s residential first mortgage loan portfolio are as follows:

	December 31, 2010	September 30, 2010

Residential First Mortgage Loan Weighted-Average LTV/FICO(1)	65% / 752	65% / 751

(1) At origination. Small group of local loans representing less than 0.5% of residential portfolio excluded.

In addition, RJ Bank obtains the most recently available information to estimate current LTV ratios on the individual loans in the residential portfolio.  Current LTVs are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to change in the condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

RJ Bank estimates that residential loans with LTVs between 100% and 120% represent 16% of the residential mortgage loan portfolio and residential loans with LTVs in excess of 120% represent 8% of the residential mortgage loan portfolio.  The average estimated LTV is approximately 80% for the total residential mortgage loan portfolio.  Credit risk management for the residential portfolio utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Corporate Loans

At December 31, 2010, there was one commercial real estate loan with a balance less than $100,000, in addition to loans classified as nonperforming, that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans at December 31, 2010 and September 30, 2010 were as follows:

December 31, 2010		September 30, 2010(1)
($ outstanding as a % of RJ Bank total assets)

4.1%	Telecommunications	4.3%	Consumer Products and Services
3.9%	Consumer Products and Services	4.1%	Telecommunications
2.7%	Hospitals	3.2%	Hospitality
2.6%	Healthcare Providers (Non-Hospitals)	2.8%	Retail Real Estate
2.5%	Automotive/Transportation	2.6%	Hospitals

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

Item 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on pages 25 - 26 of our 2010 Form 10-K.

We, in conjunction with other industry participants, continue to actively seek a solution to ARS’ illiquidity.  As of December 31, 2010, the balance of ARS held by our customers approximated $550 million.  Nearly 60% of the remaining balance of ARS currently held by our clients have been issued by Nuveen Investments, a large mutual fund sponsor (“Nuveen”).  During the current period, Nuveen has continued its redemption of certain ARS issues.  However, there can be no assurance those refinancings will continue.  Should restructurings and refinancings continue, then clients’ holdings could be reduced further.

At the present time, we do not have sufficient cash on hand to repurchase all or a significant portion of the outstanding ARS held by our clients.  The majority of our cash is held within our subsidiaries.  Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Liquidity,” in this Form 10-Q for more information regarding our liquidity available from subsidiaries.  Since the total amount of capital available for dividends from our subsidiaries is less than the total ARS amount outstanding at December 31, 2010, were we to repurchase the ARS from our clients we would need to either arrange to finance such a purchase through bank borrowings or raise cash through a debt or equity offering.  Both of which, while possible but not necessarily assured, would take some time.  As we currently have an effective shelf registration statement on file with the SEC, a public offering could be undertaken within a relatively short period of time, once the terms of any ARS repurchase were ultimately determined.  Of course, the receptivity of bank lenders or the private or public capital markets to such a financing would depend on such terms and financial market conditions at the time.

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

Item 1A. RISK FACTORS

See Item 1A: Risk Factors, on pages 13 - 23 of our 2010 Form 10-K for a discussion of risk factors that impact our operations and financial results.  There have been no material changes in the risk factors as discussed therein.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on our purchases of our own stock, on a monthly basis during the quarter ended December 31, 2010:

	Number of Shares Purchased (1)	Average Price Per Share

October 1, 2010 – October 31, 2010	-	$-
November 1, 2010 – November 30, 2010	10,967	30.59
December 1, 2010 – December 31, 2010	183,220	26.88
First Quarter	194,187	$27.09

(1)
We do not have a formal stock repurchase plan. Since May 2004, our Board of Directors has authorized $150 million for repurchases at the discretion of our Board’s Share Repurchase Committee. As a result, 4,070,471 shares have been repurchased for a total of $93.4 million, leaving $56.6 million available to repurchase shares. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. Accordingly, we purchased no shares in open market transactions during the three months ended December 31, 2010. During the three months ended December 31, 2010, 171,125 shares were purchased for the trust fund that was established and funded to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly-owned Canadian subsidiary (see Note 14 of the Notes to Condensed Consolidated Financial Statements for more information on this trust fund). We received 23,062 shares that were surrendered by employees as payment for option exercises during the three months ended December 31, 2010.

We expect to continue paying cash dividends. However, the payment and rate of dividends on our common stock is subject to several factors including operating results, our financial requirements, and the availability of funds from our subsidiaries, including the broker-dealer and bank subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the Investment Industry Regulatory Organization of Canada (“IIROC”) and RJ Bank, which may be subject to restrictions by federal banking agencies. Such restrictions have never limited our dividend payments. (See Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for more information on the capital restrictions placed on RJ Bank and our broker-dealer subsidiaries).

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.14.2*	First Amendment to the Raymond James Financial, Inc. Senior Management Incentive Plan, incorporated by reference to Exhibit 10.14.2 filed with Form 8-K on November 30, 2010.

10.16.1*	Amended and Restated 2007 Raymond James Financial, Inc. Stock Bonus Plan (as amended and restated effective December 10, 2010), filed herewith.

10.16.2*	Form of Notice of Restricted Stock Unit Award and associated Restricted Stock Unit Agreement under Amended and Restated 2007 Raymond James Financial, Inc. Stock Bonus Plan, filed herewith.

10.16.3*
Form of Amendment to Restricted Stock Grant Agreements outstanding under 2007 Raymond James Financial, Inc. Stock Bonus Plan, incorporated by reference to Exhibit 10.16.3 filed with Form 8-K on November 30, 2010

10.17.1*	2005 Raymond James Financial, Inc. Restricted Stock Plan (as amended on November 23, 2010), incorporated by reference to Exhibit 10.17.1 filed with Form 8-K on November 30, 2010.

10.17.2*
Form of Notice of Restricted Stock Unit Award and associated Restricted Stock Unit Agreement (employee/independent contractor) under Raymond James Financial, Inc. 2005 Restricted Stock Plan, as amended, incorporated by reference to Exhibit 10.17.2 filed with Form 8-K on November 30, 2010.

10.17.3*
Form of Amendment to Restricted Stock Grant Agreements outstanding under 2005 Raymond James Financial, Inc. Restricted Stock Plan incorporated by reference to Exhibit 10.17.3 filed with Form 8-K on November 30, 2010.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 8, 2011	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: February 8, 2011	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
and Chief Financial
Officer