Form 10-Q
period 2011-03-31
RAYMOND JAMES FINANCIAL INC
filed 2011-05-10
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2011

     or

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

126,502,440 shares of Common Stock as of May 4, 2011

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter Ended March 31, 2011

	INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Financial Condition as of March 31, 2011 and September 30, 2010 (Unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Month Periods Ended March 31, 2011 and March 31, 2010 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended March 31, 2011 and March 31, 2010 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2011 and March 31, 2010 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	73

Item 4.	Controls and Procedures	80

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	81

Item 1A.	Risk Factors	81

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3.	Defaults upon Senior Securities	82
Item 5.	Other Information	82

Item 6.	Exhibits	83

	Signatures	84

PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2011	September 30, 2010
	($ in thousands)
Assets:
Cash and cash equivalents	$1,255,168	$2,943,239
Assets segregated pursuant to regulations and other segregated assets	2,406,869	3,430,715
Securities purchased under agreements to resell and other collateralized financings	390,376	344,652
Financial instruments, at fair value:
Trading instruments	529,643	591,447
Available for sale securities	353,670	424,461
Private equity and other investments	307,457	321,079
Receivables:
Brokerage clients, net	1,797,597	1,675,535
Stock borrowed	310,487	262,888
Bank loans, net	6,028,387	6,094,929
Brokers-dealers and clearing organizations	131,231	143,994
Other	494,434	442,856
Deposits with clearing organizations	76,523	76,488
Prepaid expenses and other assets	457,145	451,357
Investments in real estate partnerships - held by variable interest entities	326,770	280,890
Property and equipment, net	168,828	170,768
Deferred income taxes, net	187,019	165,208
Goodwill	62,575	62,575

Total Assets	$15,284,179	$17,883,081

Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$107,771	$131,038
Securities sold under agreements to repurchase	62,292	233,346
Payables:
Brokerage clients	3,693,434	3,308,115
Stock loaned	609,971	698,668
Bank deposits	6,710,583	7,079,718
Brokers-dealers and clearing organizations	173,406	137,041
Trade and other	277,620	290,268
Other borrowings	-	2,557,000
Accrued compensation, commissions and benefits	366,349	418,591
Loans payable related to investments by variable interest entities in real estate partnerships	108,983	76,464
Corporate debt	354,362	355,964

Total Liabilities	12,464,771	15,286,213

Commitments and contingencies (See Note 12)

Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	-	-
Common stock; $.01 par value; authorized 350,000,000 shares; issued 130,243,288 at March 31, 2011 and 128,620,429 at September 30, 2010	1,264	1,244
Shares exchangeable into common stock; -0- at March 31, 2011 and 243,048 at September 30, 2010	-	3,119
Additional paid-in capital	538,019	476,359
Retained earnings	2,044,007	1,909,865
Treasury stock, at cost; 3,993,636 common shares at March 31, 2011 and 3,918,492 common shares at September 30, 2010	(85,431)	(81,574)
Accumulated other comprehensive income	9,931	(6,197)
Total equity attributable to Raymond James Financial, Inc.	2,507,790	2,302,816
Noncontrolling interests	311,618	294,052

Total Equity	2,819,408	2,596,868

Total Liabilities and Equity	$15,284,179	$17,883,081

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	($ in thousands, except per share amounts)

Revenues:
Securities commissions and fees	$563,710	$479,302	$1,097,849	$948,453
Investment banking	63,131	44,839	122,100	70,557
Investment advisory fees	52,441	42,218	104,657	86,193
Interest	96,811	93,275	201,197	184,647
Net trading profits	15,246	10,170	21,568	21,807
Financial service fees	41,291	39,286	83,079	76,068
Other	34,114	40,897	66,627	64,931

Total Revenues	866,744	749,987	1,697,077	1,452,656

Interest expense	14,687	15,548	31,191	31,250
Net Revenues	852,057	734,439	1,665,886	1,421,406

Non-interest expenses:
Compensation, commissions and benefits	579,587	497,419	1,131,471	968,498
Communications and information processing	36,380	32,445	67,525	60,519
Occupancy and equipment costs	26,773	25,892	53,002	52,607
Clearance and floor brokerage	9,447	8,828	19,364	17,330
Business development	22,820	20,614	46,765	40,495
Investment sub-advisory fees	7,867	6,827	14,771	13,385
Bank loan loss provision	8,637	19,937	19,869	42,772
Other	36,308	28,269	62,135	64,479
Total Non-interest Expenses	727,819	640,231	1,414,902	1,260,085

Income including noncontrolling interests and before provision for income taxes	124,238	94,208	250,984	161,321

Provision for income taxes	45,320	34,028	94,111	60,513

Net income including noncontrolling interests	78,918	60,180	156,873	100,808
Net (loss) income attributable to noncontrolling interests	(1,999)	4,552	(5,767)	2,277
Net Income Attributable to Raymond James Financial, Inc.	$80,917	$55,628	$162,640	$98,531

Net Income per Common Share-Basic	$0.64	$0.45	$1.29	$0.79
Net Income per Common Share-Diluted	$0.64	$0.45	$1.29	$0.79
Weighted-Average Common Shares Outstanding-Basic	122,396	119,288	121,752	118,981
Weighted-Average Common and Common Equivalent Shares Outstanding-Diluted	123,265	119,580	122,238	119,234

Net income attributable to Raymond James Financial, Inc.	$80,917	$55,628	$162,640	$98,531
Other comprehensive income, net of tax: (1)
Change in unrealized gain on available for sale securities and non-credit portion of other-than-temporary impairment losses	2,024	5,071	6,921	18,294
Change in currency translations	3,703	4,522	9,207	7,495
Total Comprehensive Income	$86,644	$65,221	$178,768	$124,320

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$(2,163)	$(1,858)	$(1,384)	$(17,378)
Portion of (recoveries) losses recognized in other comprehensive income (before taxes)	(1,056)	(581)	(4,014)	11,940
Net Impairment Losses Recognized in Other Revenue	$(3,219)	$(2,439)	$(5,398)	$(5,438)

(1)
The components of other comprehensive income, net of tax are attributable to Raymond James Financial, Inc.  None of the components of other comprehensive income are attributable to noncontrolling interests.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Six Months Ended March 31,
	2011	2010
	($ in thousands)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,244	$1,227
Issued (1)	20	3
Balance, end of period	1,264	1,230

Shares exchangeable into common stock:
Balance, beginning of year	3,119	3,198
Exchanged (1)	(3,119)	(18)
Balance, end of period	-	3,180

Additional paid-in capital:
Balance, beginning of year	476,359	416,662
Employee stock purchases	4,486	4,575
Exercise of stock options and vesting of restricted stock units, net of forfeitures	30,343	20,958
Restricted stock, stock option and restricted stock unit expense	23,960	10,802
Excess tax benefit from share-based payments	(236)	(564)
Other (1)	3,107	18
Balance, end of period	538,019	452,451

Retained earnings:
Balance, beginning of year	1,909,865	1,737,591
Net income attributable to Raymond James Financial, Inc.	162,640	98,531
Cash dividends	(32,868)	(28,396)
Other	4,370	-
Balance, end of period	2,044,007	1,807,726

Treasury stock:
Balance, beginning of year	(81,574)	(84,412)
Purchases/Surrenders	(6,659)	(3,363)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	2,802	(931)
Balance, end of period	(85,431)	(88,706)

Accumulated other comprehensive income: (2)
Balance, beginning of year	(6,197)	(41,803)
Net unrealized gain on available for sale securities and non-credit portion of other-than-temporary impairment losses (3)	6,921	18,294
Net change in currency transactions	9,207	7,495
Balance, end of period	9,931	(16,014)

Total equity attributable to Raymond James Financial, Inc.	$2,507,790	$2,159,867

Noncontrolling interests:
Balance, beginning of year	$294,052	$200,676
Net (loss) income attributable to noncontrolling interests	(5,767)	2,277
Capital contributions	18,052	34,170
Distributions	(3,225)	(1,102)
Other	8,506	(72)
Balance, end of period	311,618	235,949

Total Equity	$2,819,408	$2,395,816

(1)	During the three months ended March 31, 2011, approximately 243,000 exchangeable shares were exchanged for common stock on a one-for-one basis.

(2)	The components of other comprehensive income are attributable to Raymond James Financial, Inc. None of the components of other comprehensive income are attributable to noncontrolling interests.

(3)	Net of tax.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$162,640	$98,531
Net (loss) income attributable to noncontrolling interests	(5,767)	2,277
Net income including noncontrolling interests	156,873	100,808
Adjustments to reconcile net income including noncontrolling interests to net cash provided by (used in) operating activities:
Depreciation and amortization	19,802	23,898
Deferred Income taxes	(25,848)	(38,322)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(1,669)	(12,511)
Provisions for loan losses, legal proceedings, bad debts and other accruals	30,020	59,543
Stock-based compensation expense	27,041	24,181
Other	(1,317)	173
Net change in:
Assets segregated pursuant to regulations and other segregated assets	1,025,583	56,667
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(216,778)	(102,460)
Stock loaned, net of stock borrowed	(136,296)	522,145
Brokerage client receivables and other accounts receivable, net	(157,246)	(103,106)
Trading instruments, net	86,277	(117,682)
Prepaid expenses and other assets	11,120	(38,674)
Brokerage client payables and other accounts payable	390,655	(467,573)
Accrued compensation, commissions and benefits	(54,660)	(51,067)
Purchase and origination of loans held for sale, net of proceeds from sale of securitizations and loans held for sale	(19,511)	91,944
Excess tax benefits from stock-based payment arrangements	(1,069)	(206)
Net cash provided by (used in) operating activities	1,132,977	(52,242)
Cash flows from investing activities:
Additions to property and equipment	(15,974)	(13,244)
Decrease in loans, net	24,523	247,292
Redemption of Federal Home Loan Bank stock, net	4,777	-
Sales (Purchases) of private equity and other investments, net	14,328	(14,306)
Decrease in securities purchased under agreements to resell	-	2,000,000
Purchases of available for sale securities	(1,832)	-
Available for sale securities maturations and repayments	66,615	76,810
Sales of available for sale securities	11,444	-
Investments in real estate partnerships held by variable interest entities, net of other investing activity	(2,326)	(4,316)
Net cash provided by investing activities	101,555	2,292,236
Cash flows from financing activities:
Proceeds from borrowed funds, net	-	70
Repayments of borrowings, net	(2,558,602)	(931,516)
Repayments of borrowings by variable interest entities which are real estate partnerships	(11,859)	(8,512)
Proceeds from capital contributed to variable interest entities which are real estate partnerships	17,528	34,382
Exercise of stock options and employee stock purchases	37,202	10,263
Decrease in bank deposits	(369,135)	(2,691,928)
Purchase of treasury stock	(6,916)	(3,363)
Dividends on common stock	(32,868)	(28,396)
Excess tax benefits from stock-based payment arrangements	1,069	206
Net cash used in financing activities	(2,923,581)	(3,618,794)
Currency adjustment:
Effect of exchange rate changes on cash	978	1,701
Net decrease in cash and cash equivalents	(1,688,071)	(1,377,099)

Cash and cash equivalents at beginning of year	2,943,239	2,306,085
Cash and Cash Equivalents at End of Period	$1,255,168	$928,986
Supplemental disclosures of cash flow information:
Cash paid for interest	$32,565	$30,053
Cash paid for income taxes	$118,750	$110,258
Non-cash transfers of loans to other real estate owned	$9,936	$24,489

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Raymond James Financial, Inc. (“RJF”) and its consolidated subsidiaries that are generally controlled through a majority voting interest. RJF is a holding company headquartered in Florida whose subsidiaries are engaged in various financial service businesses; as used herein, the terms “our,” “we” or “us” refer to RJF and/or one or more of its subsidiaries. In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided in Note 7 of these Notes to Condensed Consolidated Financial Statements. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

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

Update of Significant Accounting Policies

A summary of our significant accounting policies is included in Note 1 on pages 79 – 90 of our 2010 Form 10-K.  Other than as discussed below, there have been no significant changes in our significant accounting policies since September 30, 2010.

As of October 1, 2010, we implemented new Financial Accounting Standards Board (“FASB”) guidance regarding the consolidation of VIEs.  This new guidance changes the approach to determine a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest.  This new guidance also increases the frequency of required assessments to determine whether we are the primary beneficiary of any VIEs to which we are a party.  Upon adoption of this new guidance, we deconsolidated two low-income housing tax credit (“LIHTC”) funds where we determined we are no longer the primary beneficiary, and consolidated two other LIHTC funds where we determined we are the primary beneficiary under the new guidance.  See Note 7 for further discussion.

At December 31, 2010, we implemented new FASB guidance which requires enhanced disclosures about our allowance for loan losses and credit quality of our financing receivables. See Note 6 which contains the additional disclosures required under this new guidance specifically pertaining to the financing receivables arising from our bank subsidiary, Raymond James Bank, FSB (“RJ Bank”), including certain additional accounting policy information regarding such balances not previously included in Note 1 – Summary of Significant Accounting Policies on pages 79 – 90 of our 2010 Form 10-K.

We also have certain financing receivables that arise from businesses other than our banking business, which are within the scope of the new accounting guidance.  Specifically, we make loans to financial advisors and certain revenue producers, primarily for recruiting and retention purposes.  Our accounting policies governing this activity, including our policies for determining the allowance for doubtful accounts, are described in Note 1 page 85 of our 2010 Form 10-K.  As of March 31, 2011, the outstanding balance of these loans is $224 million, with a related allowance for doubtful accounts of $9.3 million, which are included within Other Receivables on our Condensed Consolidated Statements of Financial Condition.  Based upon the nature of these financing receivables, we do not analyze this asset on a portfolio segment or class basis.  Further, the aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arises in the event that the financial advisor becomes no longer affiliated with us.  Of the loan balance referred to above, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $1.9 million.

Reclassifications

Certain other prior period amounts, none of which are material, have been reclassified to conform to the current presentation.

NOTE 2 - CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash equivalents include money market funds or highly liquid investments not held for resale with original maturities of 90 days or less. For further discussion of our accounting policies regarding assets segregated pursuant to regulations and other segregated assets, see Note 1 on page 80 of our 2010 Form 10-K.

The following are financial instruments that are cash and cash equivalents or other investment balances which are readily convertible into cash:

	March 31, 2011	September 30, 2010
	(in thousands)
Cash and cash equivalents:
Cash in banks	$1,249,472	$2,939,963	(1)
Money market investments	5,696	3,276
Total cash and cash equivalents (2)	1,255,168	2,943,239

Cash and securities segregated pursuant to federal regulations and other segregated assets (3)	2,406,869	3,430,715	(1)
Deposits with clearing organizations (4)	76,523	76,488
	$3,738,560	$6,450,442

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

(2)
Of the total, includes $425 million of RJF Parent Company cash and cash equivalents (invested on behalf of the RJF Parent Company by one of its subsidiaries) as of March 31, 2011.  At September 30, 2010, the RJF Parent Company had $287 million in cash and cash equivalents (see Note 26 on page 135 of the 2010 Form 10-K for further information).

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

NOTE 3 - FAIR VALUE

For a further discussion of our valuation methodologies for assets, liabilities measured at fair value, and the fair value hierarchy, see Note 1 pages 81 - 84 in our 2010 Form 10-K.

There have been no material changes to our valuation methodologies since our year ended September 30, 2010.

Assets and liabilities measured at fair value on a recurring basis are presented below:

March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)		Netting Adjustments (2)	Balance as of March 31, 2011
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$2,048	$147,694	$5,688		$-	$155,430
Corporate obligations	8,421	52,315	-		-	60,736
Government and agency obligations	20,556	21,555	-		-	42,111
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	209	165,011	-		-	165,220
Non-agency CMOs and asset-backed securities (“ABS”)	18,047	5,801	3,921		-	27,769
Total debt securities	49,281	392,376	9,609		-	451,266
Derivative contracts	-	74,659	-		(55,851)	18,808
Equity securities	50,669	372	1,925		-	52,966
Other securities	694	5,909	-		-	6,603
Total trading instruments	100,644	473,316	11,534		(55,851)	529,643

Available for sale securities:
Agency MBS and CMOs	-	178,513	-		-	178,513
Non-agency CMOs	-	174,346	800		-	175,146
Other securities	11	-	-		-	11
Total available for sale securities	11	352,859	800		-	353,670

Private equity and other investments:
Private equity investments	-	-	157,046	(3)	-	157,046
Other investments	149,519	847	45		-	150,411
Total private equity and other investments	149,519	847	157,091		-	307,457

Other assets	-	-	25		-	25
Total	$250,174	$827,022	$169,450		$(55,851)	$1,190,795

Liabilities:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$-	$869	$-		$-	$869
Corporate obligations	65	8,017	-		-	8,082
Government obligations	71,438	-	-		-	71,438
Agency MBS and CMOs	4	1,034	-		-	1,038
Total debt securities	71,507	9,920	-		-	81,427
Derivative contracts	-	54,961	-		(48,428)	6,533
Equity securities	19,670	141	-		-	19,811
Total trading instruments sold but not yet purchased	91,177	65,022	-		(48,428)	107,771

Other liabilities	-	16	42		-	58
Total	$91,177	$65,038	$42		$(48,428)	$107,829

(1)
We had no significant transfers of financial instruments between Level 1 and Level 2 during the period ended March 31, 2011.  Our policy is to use the end of each respective quarterly reporting period to determine when transfers of financial instruments between levels are recognized.

(2)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)
Includes $85.7 million in private equity investments of which the weighted-average portion we own is approximately 21%.  The portion of this investment we do not own becomes a component of Noncontrolling Interests on our Condensed Consolidated Statements of Financial Condition, and amounted to $67.9 million of that total as of March 31, 2011.

September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)		Netting Adjustments (2)	Balance as of September 30, 2010
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$7	$162,071	$6,275		$-	$168,353
Corporate obligations	21,485	16,986	-		-	38,471
Government and agency obligations	27,374	9,520	-		-	36,894
Agency MBS and CMOs	303	278,275	-		-	278,578
Non-agency CMOs and ABS	-	4,367	3,930		-	8,297
Total debt securities	49,169	471,219	10,205		-	530,593
Derivative contracts	-	102,490	-		(76,123)	26,367
Equity securities	28,506	113	3,025		-	31,644
Other securities	1,250	1,593	-		-	2,843
Total trading instruments	78,925	575,415	13,230		(76,123)	591,447

Available for sale securities:
Agency MBS and CMOs	-	217,879	-		-	217,879
Non-agency CMOs	-	200,559	1,011		-	201,570
Other securities	9	5,003	-		-	5,012
Total available for sale securities	9	423,441	1,011		-	424,461

Private equity and other investments:
Private equity investments	-	-	161,230	(3)	-	161,230
Other investments	158,653	1,151	45		-	159,849
Total private equity and other investments	158,653	1,151	161,275		-	321,079

Other assets	-	25	-		-	25
Total	$237,587	$1,000,032	$175,516		$(76,123)	$1,337,012

Liabilities:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$-	$296	$-		$-	$296
Corporate obligations	17	676	-		-	693
Government obligations	99,631	-	-		-	99,631
Agency MBS and CMOs	105	-	-		-	105
Total debt securities	99,753	972	-		-	100,725
Derivative contracts	-	86,039	-		(84,390)	1,649
Equity securities	15,890	12,774	-		-	28,664
Total trading instruments sold but not yet purchased	115,643	99,785	-		(84,390)	131,038

Other liabilities	-	105	46		-	151
Total	$115,643	$99,890	$46		$(84,390)	$131,189

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

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis are presented below:

	Level 3 Financial Assets at Fair Value
Three Months Ended March 31, 2011	Fair Value, December 31, 2010	Total Realized/ Unrealized Gains (Losses) Included in Earnings	Total Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Fair Value, March 31, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2011
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$6,076	$(388)	$-	$-	$-	$-	$5,688	$(388)
Non-agency CMOs and ABS	3,643	877	-	(599)	-	-	3,921	1,092
Equity securities	3,225	-	-	(1,300)	-	-	1,925	-

Available for sale securities:
Non-agency CMOs	1,098	121	(101)	(318)	-	-	800	(81)

Private equity and other investments:
Private equity investments	159,586	(478)	-	(2,062)	-	-	157,046	(3,293)
Other investments	45	-	-	-	-	-	45	-
Other assets	25	-	-	-	-	-	25	-

Liabilities:
Other liabilities	$(46)	$-	$-	$-	$(3)	$7	$(42)	$-

	Level 3 Financial Assets at Fair Value
Six Months Ended March 31, 2011	Fair Value September 30, 2010	Total Realized/ Unrealized Gains (Losses) Included in Earnings	Total Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Fair Value, March 31, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2011
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$6,275	$(582)	$-	$(5)	$-	$-	$5,688	$(777)
Non-agency CMOs and ABS	3,930	740	-	(749)	-	-	3,921	1,144
Equity securities	3,025	-	-	(1,100)	-	-	1,925	-

Available for sale securities:
Non-agency CMOs	1,011	121	66	(398)	-	-	800	(81)

Private equity and other investments:
Private equity investments	161,230	(403)	-	(3,781)	-	-	157,046	(3,298)
Other investments	45	-	-	-	-	-	45	-
Other assets	-	-	-	-	25	-	25	-

Liabilities:
Other liabilities	$(46)	$-	$-	$-	$(3)	$7	$(42)	$-

	Level 3 Financial Assets at Fair Value
Three Months Ended March 31, 2010	Fair Value, December 31, 2009	Total Realized/ Unrealized Gains (Losses) Included in Earnings	Total Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Fair Value, March 31, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2010
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$5,323	$258	$-	$-	$-	$-	$5,581	$258
Non-agency CMOs and ABS	9,176	(156)	-	(2,875)	-	-	6,145	414
Derivative contracts	-	13	-	-	-	-	13	13
Other securities	1,460	110	-	4	-	-	1,574	110

Available for sale securities:
Non-agency CMOs	2,621	(1,772)	858	(84)	-	-	1,623	(1,772)

Private equity and other investments:
Private equity investments	144,967	12,376 (1)	-	454	-	-	157,797	12,376
Other investments	223	(1)	-	-	-	-	222	(1)

Liabilities:
Derivative contracts	$(117)	$79	$-	$-	$-	$-	$(38)	$79
Other liabilities	(46)	-	-	-	-	-	(46)	-
(1)
Primarily results from the write-up of a private equity investment.  Since we only own a portion of these investments, only $1.8 million of the gain is included in net income attributable to RJF (after noncontrolling interests).

	Level 3 Financial Assets at Fair Value
Six Months Ended March 31, 2010	Fair Value, September 30, 2009	Total Realized/ Unrealized Gains (Losses) Included in Earnings	Total Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Fair Value, March 31, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2010
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$5,316	$265	$-	$-	$-	$-	$5,581	$265
Non-agency CMOs and ABS	10,915	(496)	-	(4,274)	-	-	6,145	(12)
Derivative contracts	222	(209)	-	-	-	-	13	(75)
Other securities	919	634	-	21	-	-	1,574	633

Available for sale securities:
Non-agency CMOs	2,596	(2,324)	1,569	(218)	-	-	1,623	(2,324)

Private equity and other investments:
Private equity investments	142,671	12,073 (1)	-	3,053	-	-	157,797	12,073
Other investments	227	(5)	-	-	-	-	222	(5)

Liabilities:
Derivative contracts	$-	$(38)	$-	$-	$-	$-	$(38)	$(38)
Other liabilities	(59)	13	-	-	-	-	(46)	(7)

(1)
Primarily results from the write-up of a private equity investment.  Since we only own a portion of these investments, only $1.8 million of the gain is included in net income attributable to RJF (after noncontrolling interests).

As of March 31, 2011, 7.8% of our assets and 0.9% of our liabilities are instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2011 represent 14.2% of our assets measured at fair value.  As of March 31, 2010, 9.6% and 1.0% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2010 represented 11.8% of all our assets measured at fair value.

Gains and losses (realized and unrealized) included in revenues are reported in net trading profits and other revenues in our Condensed Consolidated Statements of Income as follows:

For the Three Months Ended March 31, 2011	Net Trading Profits	Other Revenues
	(in thousands)

Total gains (losses) included in revenues	$489	$(357)
Change in unrealized gains (losses) relating to assets still held at reporting date	705	(3,374)

For the Six Months Ended March 31, 2011	Net Trading Profits	Other Revenues
	(in thousands)

Total gains (losses) included in revenues	$158	$(282)
Change in unrealized gains (losses) relating to assets still held at reporting date	367	(3,379)

For the Three Months Ended March 31, 2010	Net Trading Profits	Other Revenues
	(in thousands)

Total gains included in revenues	$211	$10,696
Change in unrealized gains relating to assets still held at reporting date	$781	$10,696

For the Six Months Ended March 31, 2010	Net Trading Profits	Other Revenues
	(in thousands)

Total gains included in revenues	$398	$9,516
Change in unrealized gains relating to assets still held at reporting date	$881	$9,630

Nonrecurring Fair Value Measurements

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement only in certain circumstances; for example, when there is evidence of impairment or in other situations where the lower of cost or fair value method of accounting is applied. Our financial instruments which are measured at fair value on a nonrecurring basis include certain RJ Bank loans that have been deemed impaired and certain loans classified as held for sale.  Our nonfinancial assets which are measured at fair value on a nonrecurring basis include goodwill and other real estate owned (“OREO”).  The table below provides information, by level within the fair value hierarchy, for both financial and nonfinancial assets measured at fair value on a nonrecurring basis.

	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2011:	(in thousands)
Assets at fair value on a nonrecurring basis:
Bank loans, net (1)	$-	$5,140	$46,963	$52,103
OREO (2)	-	6,879	-	6,879

September 30, 2010:
Assets at fair value on a nonrecurring basis:
Bank loans, net (1)	$-	$1,901	$71,920	$73,821
OREO (2)	-	19,431	-	19,431

(1)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(2)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

The adjustment to fair value of the nonrecurring fair value measures for the six months ended March 31, 2011 resulted in $13.7 million in additional provision for loan losses as well as $1.7 in other losses during the six month period.

For a discussion of our accounting policies for impairment of loans held for investment, loans held for sale, and OREO, see Note 1 on pages 85 – 87 of our 2010 Form 10-K.

Fair Value Option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of March 31, 2011, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

OTHER FAIR VALUE DISCLOSURES

Many, but not all, of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.  Refer to Note 3 pages 95 – 96 of our 2010 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not otherwise recorded at fair value.

The carrying amounts and estimated fair values of our financial instruments that are not carried at fair value are as follows:

	March 31, 2011		September 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets:
Bank loans, net	$6,028,387	$6,046,336	$6,094,929	$6,099,106
Financial liabilities:
Bank deposits	6,710,583	6,716,986	7,079,718	7,088,297
Other borrowings	-	-	2,557,000	2,557,613
Corporate debt	354,362	411,931	355,964	421,132

NOTE 4 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	March 31, 2011		September 30, 2010
	Trading Instruments	Instruments Sold but Not Yet Purchased	Trading Instruments	Instruments Sold but Not Yet Purchased
	(in thousands)

Municipal and provincial obligations	$155,430	$869	$168,353	$296
Corporate obligations	60,736	8,082	38,471	693
Government and agency obligations	42,111	71,438	36,894	99,631
Agency MBS and CMOs	165,220	1,038	278,578	105
Non-Agency CMOs and ABS	27,769	-	8,297	-
Total debt securities	451,266	81,427	530,593	100,725

Derivative contracts	18,808	6,533	26,367	1,649
Equity securities	52,966	19,811	31,644	28,664
Other securities	6,603	-	2,843	-
Total	$529,643	$107,771	$591,447	$131,038

Auction rate securities totaling $7.5 million and $9.1 million at March 31, 2011 and September 30, 2010, respectively, are included predominately within the Municipal and Provincial Obligations presented in the table above. There were no auction rate securities in Trading Instruments Sold but Not Yet Purchased as of either March 31, 2011 or September 30, 2010.

See Note 3 for additional information regarding the fair value of Trading Instruments and Trading Instruments Sold but Not Yet Purchased.

NOTE 5 - AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised primarily of CMOs and other mortgage-related debt securities owned by RJ Bank, and certain equity securities owned by our non-broker-dealer subsidiaries. There were proceeds of $11.4 million from the sale of available for sale securities during the six month period ended March 31, 2011, which resulted in total losses of $209,000.  There were no proceeds from the sale of available for sale securities for the six month period ended March 31, 2010.

The amortized cost and estimated fair values of available for sale securities are as follows:

	March 31, 2011
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale securities:
Agency MBS and CMOs	$178,255	$419	$(161)	$178,513
Non-agency CMOs (1)	215,033	13	(39,900)	175,146
Total RJ Bank available for sale securities	393,288	432	(40,061)	353,659
Other securities	3	8	-	11
Total available for sale securities	$393,291	$440	$(40,061)	$353,670

	September 30, 2010
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale securities:
Agency MBS and CMOs	$217,516	$559	$(196)	$217,879
Non-agency CMOs (2)	252,522	16	(50,968)	201,570
Other securities	5,000	3	-	5,003
Total RJ Bank available for sale securities	475,038	578	(51,164)	424,452
Other securities	3	6	-	9
Total available for sale securities	$475,041	$584	$(51,164)	$424,461

(1)	As of March 31, 2011, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) was $32.1 million (before taxes).

(2)	As of September 30, 2010, the non-credit portion of OTTI recorded in AOCI was $36.1 million (before taxes).

See Note 3 for additional information regarding the fair value of available for sale securities.

Since RJ Bank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  The contractual maturities, amortized cost, carrying values and current yields for RJ Bank's available for sale securities are as follows:

	March 31, 2011
	Within One Year	After One but within Five Years	After Five but within Ten Years	After Ten Years	Total
	(in thousands)
Agency MBS & CMOs:
Amortized cost	$-	$-	$61,985	$116,270	$178,255
Carrying value	-	-	62,142	116,371	178,513
Weighted-average yield	-	-	0.39%	0.65%	0.55%

Non-agency CMOs:
Amortized cost	$-	$-	$-	$215,033	$215,033
Carrying value	-	-	-	175,146	175,146
Weighted-average yield	-	-	-	4.85%	4.85%

Total available for sale securities:
Amortized cost	$-	$-	$61,985	$331,303	$393,288
Carrying value	-	-	62,142	291,517	353,659
Weighted-average yield	-	-	0.39%	3.17%	2.69%

Unrealized Losses

For a further discussion of our Available for Sale Securities accounting policies, including the fair value determination process, see Note 1 pages 82 – 83 in our 2010 Form 10-K.

RJ Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)

Agency MBS and CMOs	$42,280	$(80)	$18,794	$(81)	$61,074	$(161)
Non-agency CMOs	-	-	173,578	(39,900)	173,578	(39,900)
Total impaired securities	$42,280	$(80)	$192,372	$(39,981)	$234,652	$(40,061)

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)

Agency MBS and CMOs	$45,026	$(117)	$58,425	$(79)	$103,451	$(196)
Non-agency CMOs	-	-	199,877	(50,968)	199,877	(50,968)
Total impaired securities	$45,026	$(117)	$258,302	$(51,047)	$303,328	$(51,164)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), both of which were placed under the conservatorship of the U.S. Government on September 7, 2008, as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS. At March 31, 2011, of the 42 U.S. government-sponsored enterprise MBS in an unrealized loss position, 26 were in a continuous unrealized loss position for less than 12 months and 16 for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-Agency CMOs

As of March 31, 2011 and including subsequent ratings changes, $13 million of the non-agency CMOs were rated AAA by two rating agencies, and $162.1 million were rated less than AAA by at least one rating agency. At March 31, 2011, all but one of the 25 non-agency CMOs were in a continuous unrealized loss position for 12 months or more. The remaining non-agency CMO was in an unrealized gain position at March 31, 2011.  All of the non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as loan-to-value (“LTV”) ratio, credit scores, property type, location and level of credit enhancement. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage, are reviewed monthly by management.  Only those non-agency CMOs whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.  The unrealized losses at March 31, 2011 were primarily due to the continued illiquidity and uncertainty in the markets.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	March 31, 2011
	Range	Weighted Average (1)

Default rate	2.7% - 34.4%	15.1%
Loss severity	12.9% - 60.3%	41.7%
Prepayment rate	1.7% - 34.7%	12.8%

(1)	Represents the expected activity for the next twelve months.

Other-Than-Temporarily Impaired Securities

Although there is no intent to sell our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within this portfolio.

Changes in the amount of OTTI related to credit losses recognized in earnings on available for sale securities are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$20,995	$17,430	$18,816	$17,762
Additions to the amount related to credit loss for which an OTTI was not previously recognized	213	184	213	1,789
Decreases to the amount related to credit loss for securities sold during the period	(6,744)	-	(6,744)	-
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	3,006	2,255	5,185	3,649
Decreases to the amount related to credit losses for worthless securities	-	-	-	(3,331)
Amount related to credit losses on securities we held at the end of the period	$17,470	$19,869	$17,470	$19,869

The current period credit losses were primarily due to high loss severities on individual loan collateral of certain securities and the expected continuation of high default levels and collateral losses throughout 2011 and into 2012.

NOTE 6 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include commercial and residential real estate loans, as well as commercial and consumer loans. These receivables are collateralized by first or second mortgages on residential or other real property, by other assets of the borrower, or are unsecured.

During the previous quarter end, RJ Bank reclassified balances within the categories of its loan portfolio to more closely align these balances with its assignment of credit risk utilized within the allowance for loan losses evaluation.  As a result, the September 30, 2010 period bank loan disclosures presented in this Form 10-Q differ from what was previously reported.

For a discussion of our accounting policies regarding bank loans, including the policies regarding the allowance for loan losses, nonaccrual and impaired loans, charge-offs and other real estate owned, see Note 1 pages 85 - 87 in our 2010 Form 10-K.

The FASB issued new accounting guidance, effective for us as of December 31, 2010, requiring certain additional disclosures regarding the allowance for loan losses and credit quality of our financing receivables.  The following information supplements the accounting policy information included in our 2010 Form 10-K referred to above.  The allowance for loan losses provides for probable losses incurred in RJ Bank’s loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  This allowance for loan loss is comprised of two components: allowances calculated based on formulas for homogenous classes of loans and allowances assigned to certain classified loans individually evaluated for impairment. The calculation of the allowance is an inherently subjective process impacted by many factors.

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

Factors taken into consideration when assigning loan grades and allowance percentages to commercial, CRE and CRE construction loan classes include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, updated LTV ratios, lending policies, local, regional, and national economic conditions; concentrations of credit risk; past loss history, Shared National Credit reviews and examination results from regulatory agencies. Loan grades for individual commercial, CRE, and CRE construction loans are derived from analyzing two aspects of the risk factors in a particular loan, the obligor rating and the facility rating. The obligor rating relates to a borrower’s probability of defaulting and the facility rating measures the anticipated loss in the event of default. These two ratings are considered in combination to derive the final commercial, CRE and CRE construction loan grades. For residential first mortgage, residential home equity and consumer loan classes, factors considered when assigning loan grades and allowance percentage include loan performance trends, loan product parameters and qualification requirements, credit scores, updated LTV ratios, occupancy (i.e., owner occupied, second home or investment property), documentation level, loan purpose, geographic concentrations, average loan size and loan policy exceptions.

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each major loan category in RJ Bank's total loan portfolio:

	March 31, 2011		September 30, 2010
	Balance	%	Balance	%
	($ in thousands)

Loans held for sale, net (1)	$8,117	-	$6,114	-
Loans held for investment, net: (1)
Commercial loans	3,499,757	56%	3,232,723	52%
CRE construction loans	61,498	1%	65,512	1%
CRE loans	799,569	13%	937,669	15%
Residential mortgage loans	1,843,006	30%	2,015,331	32%
Consumer loans	5,873	-	23,940	-
Total loans held for investment	6,209,703		6,275,175
Net unearned income and deferred expenses	(43,318)		(39,276)
Total loans held for investment, net	6,166,385		6,235,899

Total loans held for sale and investment	6,174,502	100%	6,242,013	100%
Allowance for loan losses	(146,115)		(147,084)
Bank loans, net	$6,028,387		$6,094,929

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

RJ Bank's net gain from the sale of loans held for sale was $315,000 and $129,000, which was recorded in Other Revenues on our Condensed Consolidated Statements of Income, for the three month periods ended March 31, 2011 and 2010, respectively.  The net gain from the sale of loans held for sale was $574,000 and $240,000 for the six month periods ended March 31, 2011 and 2010, respectively.

There were no significant sales or purchases of any loans held for investment during the three or six months ended March 31, 2011.

The following table shows the contractual maturities of RJ Bank’s loan portfolio at March 31, 2011, including contractual principal repayments.  This table does not, however, include any estimates of prepayments. These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One Year or Less	> One Year – Five Years	> Five Years	Total (1)
	(in thousands)

Loans held for sale	$-	$-	$7,404	$7,404
Loans held for investment
Commercial loans	69,999	2,493,467	936,291	3,499,757
CRE construction loans	41,921	19,577	-	61,498
CRE loans	316,008	443,318	40,243	799,569
Residential mortgage loans	1,063	12,180	1,829,763	1,843,006
Consumer loans	5,821	-	52	5,873
Total loans held for investment	434,812	2,968,542	2,806,349	6,209,703
Total loans	$434,812	$2,968,542	$2,813,753	$6,217,107

(1)	Excludes any net unearned income and deferred expenses.

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	March 31, 2011	September 30, 2010
	(in thousands)
Nonaccrual loans:
CRE loans	$44,315	$67,071
Residential mortgage loans:
First mortgage loans (1)	83,729	80,754
Home equity loans/lines	88	71
Total nonaccrual loans	128,132	147,896

Accruing loans which are 90 days past due:
CRE loans	-	830
Residential mortgage loans:
First mortgage loans	4,608	5,098
Home equity loans/lines	90	159
Total accruing loans which are 90 days past due	4,698	6,087
Total nonperforming loans	132,830	153,983

Real estate owned and other repossessed assets, net:
CRE	11,162	19,486
Residential:
First mortgage	8,793	8,439
Home equity	13	-
Total	19,968	27,925
Total nonperforming assets, net	$152,798	$181,908
Total nonperforming assets as a % of total loans, net and other real estate owned, net	2.53%	2.97%

(1)
Of the total residential first mortgage nonaccrual loans, there are loans totaling $72.9 million and $68.7 million as of March 31, 2011 and September 30, 2010, respectively, for which a charge-off had previously been recorded.

The table of nonperforming assets above excludes $9.2 million and $8.2 million of residential troubled debt restructurings, which were returned to accrual status in accordance with our policy as of March 31, 2011 and September 30, 2010, respectively.

As of March 31, 2011 and September 30, 2010, RJ Bank had commitments to lend an additional $500,000 and $623,000, respectively, on one nonperforming CRE loan, which was classified as a troubled debt restructuring.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $2.1 million and $3.7 million for the three and six months ended March 31, 2011 and $2.5 million and $5 million for the three and six months ended March 31, 2010.  The interest income recognized on nonperforming loans was $116,000 and $417,000 for the three and six months ended March 31, 2011 and $372,000 and $557,000 for the three and six months ended March 31, 2010.

The following table presents an analysis of the payment status of loans held for investment as of March 31, 2011:

	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total Loans Held for Investment (1)
	(in thousands)

Commercial loans	$-	$-	$-	$-	$3,461,854	$3,461,854
CRE construction loans	-	-	-	-	61,132	61,132
CRE loans	81	-	12,164	12,245	783,956	796,201
Residential mortgage loans:
First mortgage loans	7,175	5,976	65,337	78,488	1,730,734	1,809,222
Home equity loans/lines	37	-	177	214	31,887	32,101
Consumer loans	-	-	-	-	5,875	5,875
Total loans held for
Investment, net	$7,293	$5,976	$77,678	$90,947	$6,075,438	$6,166,385

(1)	Net of unearned income and deferred expenses.

The following table provides a summary of RJ Bank’s impaired loans:

	March 31, 2011			September 30, 2010
	Gross Recorded Investment	Unpaid Principal Balance	Allowance for Losses	Gross Recorded Investment	Unpaid Principal Balance	Allowance For Losses
	(in thousands)
Impaired loans with allowance for loan losses: (1)
CRE loans	$39,281	$55,713	$14,490	$60,598	$85,652	$8,469
Residential mortgage loans:
First mortgage loans	14,394	16,327	2,926	12,434	13,659	2,782
Home equity loans/lines	143	143	27	144	144	30
Total	53,818	72,183	17,443	73,176	99,455	11,281

Impaired loans without allowance for loan losses: (2)
CRE loans	5,034	7,925	-	6,473	17,309	-
Residential – first mortgage loans	5,554	8,855	-	3,552	5,355	-
Total	10,588	16,780	-	10,025	22,664	-
Total impaired loans	$64,406	$88,963	$17,443	$83,201	$122,119	$11,281

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The table above includes $37.8 million and $27.8 million in troubled debt restructurings at March 31, 2011 and September 30, 2010, respectively.

The average balance of the impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Average impaired loan balance:
CRE loans	$46,923	$48,337	$46,998	$54,443
Residential mortgage loans:
First mortgage loans	20,139	6,154	18,607	4,836
Home equity loans/lines	143	128	144	128
Total	$67,205	$54,619	$65,749	$59,407

Interest income recognized:
CRE loans	$-	$-	$-	$-
Residential mortgage loans:
First mortgage loans	70	24	136	51
Home equity loans/lines	1	1	2	2
Total	$71	$25	$138	$53

The credit quality of RJ Bank’s loan portfolio is summarized monthly using the standard asset classification system utilized by the Office of Thrift Supervision (“OTS”) and the other federal banking agencies.  These classifications are divided into three groups:  Not Classified (Pass), Special Mention, and Classified or Adverse Rating (Substandard, Doubtful and Loss) and are defined as follows:

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

Loss – Loans which are considered by management to be uncollectible and of such little value that their continuance on RJ Bank’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted.  RJ Bank does not have any loan balances within this classification as in accordance with its accounting policy, loans, or a portion thereof considered to be uncollectible, are charged-off prior to the assignment of this classification.

RJ Bank’s credit quality of its held for investment loan portfolio as of March 31, 2011 is presented in the following table:

				Residential Mortgage
	Commercial	CRE Construction	CRE	First Mortgage	Home Equity	Consumer	Total

	(in thousands)

Pass	$3,355,722	$42,656	$623,652	$1,688,123	$31,335	$5,873	$5,747,361
Special mention	38,522	18,842	63,698	30,807	167	-	152,036
Substandard	105,513	-	101,660	92,263	311	-	299,747
Doubtful	-	-	10,559	-	-	-	10,559
Total	$3,499,757	$61,498	$799,569	$1,811,193	$31,813	$5,873	$6,209,703

The assignment of RJ Bank’s loan portfolio to the loan classification above was made using the most recently available information described in our allowance for loan losses accounting policy presented on pages 86 – 87 of our 2010 Form 10-K.

Changes in the allowance for loan losses of RJ Bank by portfolio segment were as follows:

		Loans Held for Investment
	Loans Held for Sale	Commercial	CRE Construction	CRE	Residential Mortgage	Consumer	Total

	(in thousands)
Three Months Ended March 31, 2011:
Balance at beginning of period:	$48	$59,978	$2,672	$48,606	$34,698	$22	$146,024
Provision for loan losses	(44)	4,800	73	(1,122)	4,894	36	8,637
Net charge-offs:
Charge-offs	-	(82)	-	(3,481)	(5,790)	(40)	(9,393)
Recoveries	-	-	-	179	667	1	847
Net charge-offs	-	(82)	-	(3,302)	(5,123)	(39)	(8,546)
Balance at end of period	$4	$64,696	$2,745	$44,182	$34,469	$19	$146,115
Net charge-offs to average bank loans outstanding (annualized)	-	0.01%	-	1.65%	1.08%	2.53%	0.55%

Six Months Ended March 31, 2011:
Balance at beginning of period:	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084
Provision for loan losses	(19)	4,314	(1,728)	6,062	11,238	2	19,869
Net charge-offs:
Charge-offs	-	(82)	-	(9,930)	(12,105)	(40)	(22,157)
Recoveries	-	-	-	279	1,039	1	1,319
Net charge-offs	-	(82)	-	(9,651)	(11,066)	(39)	(20,838)
Balance at end of period	$4	$64,696	$2,745	$44,182	$34,469	$19	$146,115
Net charge-offs to average bank loans outstanding (annualized)	-	-	-	2.35%	1.14%	1.05%	0.67%

The following tables allocate, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

		Loans Held for Investment
	Loans Held for Sale	Commercial	CRE Construction	CRE	Residential Mortgage	Consumer	Total

	(in thousands)
March 31, 2011:
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$14,490	$2,953	$-	$17,443
Collectively evaluated for impairment	4	64,696	2,745	29,692	31,516	19	128,672
Total allowance for loan losses	$4	$64,696	$2,745	$44,182	$34,469	$19	$146,115
Loan category as a % of total recorded investment	-	56%	1%	13%	30%	-	100%

Recorded investment: (1)
Individually evaluated for impairment	$-	$-	$-	$44,315	$20,091	$-	$64,406
Collectively evaluated for impairment	7,404	3,499,757	61,498	755,254	1,822,915	5,873	6,152,701
Total recorded investment	$7,404	$3,499,757	$61,498	$799,569	$1,843,006	$5,873	$6,217,107

(1)	Excludes any net unearned income and deferred expenses.

		Loans Held for Investment
	Loans Held for Sale	Commercial	CRE Construction	CRE	Residential Mortgage	Consumer	Total
	(in thousands)
September 30, 2010:
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$8,469	$2,812	$-	$11,281
Collectively evaluated for impairment	23	60,464	4,473	39,302	31,485	56	135,803
Total allowance for loan losses	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084
Loan category as a % of total recorded investment	-	52%	1%	15%	32%	-	100%

Recorded investment: (1)
Individually evaluated for impairment	$-	$-	$-	$67,071	$16,130	$-	$83,201
Collectively evaluated for impairment	5,847	3,232,723	65,512	870,598	1,999,201	23,940	6,197,821
Total recorded investment	$5,847	$3,232,723	$65,512	$937,669	$2,015,331	$23,940	$6,281,022

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of March 31, 2011 and September 30, 2010.

The reserve for unfunded lending commitments, included in Trade and Other Payables on our Condensed Consolidated Statements of Financial Condition, was $10.9 million and $11.9 million at March 31, 2011 and September 30, 2010, respectively.

NOTE 7 - VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.   Refer to Note 1 page 88 and Note 9 pages 105 - 109 in our 2010 Form 10-K for a description of our principal involvement with VIEs.

On October 1, 2010, we adopted new accounting guidance which amended the existing pronouncement regarding the consolidation of VIEs.  This new guidance contains new criteria for determining the primary beneficiary of a VIE and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE.  Under this new guidance, we assess VIEs for consolidation when we hold variable interests in the entity.  We consolidate VIEs when we are deemed to be the primary beneficiary.  The primary beneficiary is determined to be the party that meets both of the following criteria:  (1) has the power to make decisions that most significantly affect the economic performance of the VIE, and (2) has the obligations to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

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

On October 1, 2010, as a result of the application of the new accounting guidance, we:

(1) Deconsolidated two LIHTC Funds in which we were deemed to be the primary beneficiary under the prior accounting guidance.  These two entities had consolidated assets of approximately $3.5 million and no consolidated liabilities.  Within equity (as presented on the Condensed Consolidated Statement of Financial Condition), their deconsolidation resulted in an after-tax cumulative effect adjustment to retained earnings and noncontrolling interests of $3.3 million and $6.8 million, respectively.

(2) Consolidated two LIHTC Funds in which we are deemed to be the primary beneficiary under the new accounting guidance.  These two entities had consolidated assets of $56.8 million and consolidated liabilities of $42.1 million, and since we hold less than a 1% interest in these entities, the equity impact of their consolidation was a $14.7 million increase in noncontrolling interests.

VIEs Where We are the Primary Beneficiary

Of the VIEs in which we hold an interest, we have determined that the EIF Funds, the Restricted Stock Trust Fund and certain LIHTC Funds require consolidation in our financial statements as we are deemed the primary beneficiary of those VIEs.  The aggregate assets and liabilities of the entities we consolidate are provided in the table below.

	Aggregate Assets (1)	Aggregate Liabilities (1)
	(in thousands)
March 31, 2011:
LIHTC Funds	$269,807	$131,004
Guaranteed LIHTC Fund	79,907	4,403
Restricted Stock Trust Fund	11,963	7,312
EIF Funds	14,839	-
Total	$376,516	$142,719

September 30, 2010:
LIHTC Funds	$234,742	$94,028
Guaranteed LIHTC Fund	75,449	2,382
Restricted Stock Trust Fund	7,969	4,429
EIF Funds	18,215	-
Total	$336,375	$100,839

(1)
Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

The following table presents information about the carrying value of the assets, liabilities and equity of the VIEs which we consolidate and are included within our Condensed Consolidated Statements of Financial Condition. The noncontrolling interests presented in this table represent the portion of these net assets which are not ours.

	March 31, 2011	September 30, 2010
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$18,767	$14,188
Receivables, other	9,237	6,104
Investments in real estate partnerships – held by VIEs	326,770	280,890
Trust fund investment in RJF common stock (1)	11,963	7,798
Prepaid expenses and other assets	15,804	19,398
Total assets	$382,541	$328,378

Liabilities and equity:
Loans payable related to investments by VIEs in real estate partnerships (2)	$108,983	$76,464
Trade and other payables	5,309	2,722
Intercompany payables	16,231	16,930
Total liabilities	130,523	96,116

RJF Equity	6,307	5,205
Noncontrolling interests	245,711	227,057
Total equity	252,018	232,262
Total liabilities and equity	$382,541	$328,378
(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net loss of the VIEs for the three and six months ended March 31, 2011 and 2010, which we consolidate and are included within our Condensed Consolidated Statements of Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which are not ours.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Interest	$1	$6	$1	$12
Other	2,656	1,126	2,591	2,169
Total revenues	2,657	1,132	2,592	2,181

Interest expense	1,578	1,112	3,133	2,225
Net revenues (expense)	1,079	20	(541)	(44)

Non-interest expenses	5,990	6,272	9,661	9,965
Net loss including noncontrolling interests	(4,911)	(6,252)	(10,202)	(10,009)
Net loss attributable to noncontrolling interests	(4,629)	(5,694)	(9,628)	(8,547)
Net loss attributable to RJF	$(282)	$(558)	$(574)	$(1,462)

EIF Funds

The EIF Funds are limited partnerships for which we are the general partner. The EIF Funds invest in certain of our private equity activities as well as other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain of our key employees.  We are deemed to be the primary beneficiary and, accordingly, we consolidate the EIF Funds.

Restricted Stock Trust Fund

We utilize a trust in connection with one of our restricted stock plans. This trust fund was established and funded for the purpose of acquiring our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of our Canadian subsidiary. Given this trust fund’s purpose and design, our Canadian subsidiary is deemed to be the entity most closely associated with this VIE. As a result, we are deemed to be the primary beneficiary and, accordingly, consolidate this trust fund.

Low-Income Housing Tax Credit Funds

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 70 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as LLCs or limited partnerships for the purpose of investing in a number of project partnerships, which are limited partnerships that in turn purchase and develop low-income housing properties qualifying for tax credits.

Our determination of the primary beneficiary of each tax credit fund in which we have a variable interest requires judgment and is based on an analysis of all relevant facts and circumstances, including: (1) an assessment of the characteristics of our variable interest and other involvements we have with the tax credit fund, including involvement of related parties and any de facto agents, as well as the involvement of other variable interest holders, namely, limited partners or investor members, and (2) the tax credit funds’ purpose and design, including the risks that the tax credit fund was designed to create and pass through to its variable interest holders.  In the design of tax credit fund VIEs, the overriding premise is that the investor members invest solely for tax attributes associated with the portfolio of low-income housing properties held by the fund, while RJTCF, as the managing member or general partner of the fund, is responsible for overseeing the fund’s operations.

Non-Guaranteed Low-Income Housing Tax Credit Funds

As the managing member or general partner of the fund, except for the one guaranteed fund discussed below, RJTCF does not provide guarantees related to the delivery or funding of tax credits or other tax attributes to the investor members or limited partners of these tax credit funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investment. Additionally, under the tax credit funds’ designed structure, the investor member(s) or limited partner(s) receive nearly all of the tax credits and tax-deductible loss benefits designed to be delivered by the fund entity, as well as a majority of any proceeds upon a sale of a project partnership held by a tax credit fund (fund level residuals).   RJTCF earns fees from the fund for its services in organizing the fund, identifying and acquiring the project partnership investments, ongoing asset management fees, and a share of any residuals arising from sale of project partnerships upon the termination of the fund.

We have concluded that the determination of whether RJTCF is the primary beneficiary of any of the 69 non-guaranteed LIHTC Funds in which it holds a variable interest is primarily dependent upon:  (1) the analysis of whether the other variable interest holders in the tax credit fund hold significant participating rights over the activities that most significantly impact the tax credit funds’ economic performance, and/or (2) whether RJTCF has an obligation to absorb losses of, or the right to receive benefits from, the tax credit fund VIE which could potentially be significant to the fund.

RJTCF sponsors two general types of non-guaranteed tax credit funds:  either non-guaranteed single investor funds, of which there are 54, or non-guaranteed multi-investor funds, of which there are 15.  In single investor funds, RJTCF has concluded that the one single investor member or limited partner in such funds has significant participating rights over the activities that most significantly impact the economics of the fund and therefore RJTCF, as managing member or general partner of such funds, does not have the power over such activities.  Accordingly, RJTCF is not deemed to be the primary beneficiary of such single investor funds and these funds are not consolidated.

In multi-investor funds, RJTCF has concluded that since the participating rights over the activities that most significantly impact the economics of the fund are not held by one single investor, RJTCF is deemed to have the power over such activities.  RJTCF then assesses whether its projected benefits to be received from the multi-investor funds, primarily from ongoing asset management fees or its share of any residuals upon the termination of the fund, are potentially significant to the fund.  RJTCF is deemed to be the primary beneficiary of any multi-investor fund for which it concludes that such benefits are potentially significant to the fund.  RJTCF has concluded that it is the primary beneficiary of 11 of the 15 non-guaranteed multi-investor tax credit funds it has sponsored and, accordingly, consolidates these funds.

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

	March 31, 2011			September 30, 2010
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
	(in thousands)

LIHTC Funds	$1,440,933	$397,750	$22,839	$1,303,500	$302,749	$10,691
Other Real Estate Limited Partnerships and LLCs	42,291	35,897	11,562	51,166	38,699	20,246
Total	$1,483,224	$433,647	$34,401	$1,354,666	$341,448	$30,937

Low-Income Housing Partnerships

RJTCF does not consolidate the LIHTC Fund VIEs which it determines we are not the primary beneficiary. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

Other Real Estate Limited Partnerships and LLCs

As of March 31, 2011, we have a variable interest in several limited partnerships involved in various real estate activities in which one of our subsidiaries is the general partner.  In addition, RJ Bank has a variable interest in several LLCs involved in foreclosure or obtaining deeds in lieu of foreclosure, as well as the disposal of the collateral associated with impaired loans.  Given that we do not have the power to direct the activities that most significantly impact the economic performance of these partnerships or LLCs, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships or LLCs.  The carrying value of our investment in these partnerships or LLCs represents our risk of loss.

Entities Evaluated but Determined Not to Be VIEs

RJTCF has determined that six of the LIHTC Funds it sponsored are not VIEs. These funds are either:  (1) held 99% by RJTCF (one of which typically holds interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the limited partnership or fund is sold to third parties), or (2) are single investor LIHTC Funds in which RJTCF holds a variable interest, but the LIHTC Fund does not meet the VIE determination criteria.

See Note 12 for discussion of our commitments related to RJTCF.

NOTE 8 - BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and Money Market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate:

	March 31, 2011		September 30, 2010
	Balance	Weighted- Average Rate (1)	Balance	Weighted- Average Rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$4,434	0.01%	$3,563	0.01%
Demand deposits (non-interest-bearing) (2)	1,616	-	3,089	-
Savings and Money Market accounts (3)	6,477,594	0.08%	6,855,490	0.12%
Certificates of deposit	226,939	2.82%	217,576	2.94%
Total bank deposits	$6,710,583	0.17%	$7,079,718	0.21%

(1)	Weighted-average rate calculation is based on the actual deposit balances at March 31, 2011 and September 30, 2010, respectively.

(2)	Bank deposits at March 31, 2011 excluded affiliate deposits of approximately $621,000.

(3)
Bank deposits at September 30, 2010 included additional deposits received through the Raymond James Bank Deposit Program (“RJBDP”) associated with the point-in-time regulatory balance sheet composition requirements of RJ Bank. These deposits were redirected in October, 2010 to other RJBDP participating banks.  Bank deposits at September 30, 2010 also excluded affiliate deposits of approximately $400 million associated with the point-in-time regulatory requirements.  On October 1, 2010 the deposits from affiliates were withdrawn.  See Note 22 page 130 of our 2010 Form 10-K for discussion of the September 30, 2010 point-in-time regulatory requirements.

RJ Bank’s Savings and Money Market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the RJBDP administered by RJ&A.

Scheduled maturities of certificates of deposit were as follows:

	March 31, 2011		September 30, 2010
	Denominations Greater than or Equal to $100,000	Denominations Less than $100,000	Denominations Greater than or Equal to $100,000	Denominations Less than $100,000
	(in thousands)

Three months or less	$5,624	$11,477	$6,378	$10,734
Over three through six months	12,783	16,705	5,098	10,921
Over six through twelve months	5,845	9,450	14,982	26,387
Over one through two years	10,238	15,528	6,925	15,905
Over two through three years	13,557	15,865	16,084	14,621
Over three through four years	20,032	24,748	9,064	14,349
Over four through five years	31,315	33,772	29,806	36,322
Total	$99,394	$127,545	$88,337	$129,239

Interest expense on deposits is summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)

Certificates of Deposit	$1,541	$1,639	$3,129	$3,297
Money Market, savings and NOW accounts	1,799	2,358	3,628	4,961
Total interest expense on deposits	$3,340	$3,997	$6,757	$8,258

NOTE 9 – OTHER BORROWINGS

The following table details the components of other borrowings:

	March 31, 2011	September 30, 2010
	(in thousands)
Short-term other borrowings:
FHLB advances (1)	$-	$2,445,000
Borrowings on secured lines of credit (2)	-	62,000
Borrowings on unsecured lines of credit (3)	-	50,000
Total other borrowings	$-	$2,557,000

(1)	There are no FHLB advances outstanding as of March 31, 2011.

As of September 30, 2010, FHLB advances consisted of several short-term fixed-rate advances and one $2.4 billion overnight advance to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank qualifying as a thrift institution. The overnight advance was repaid on October 1, 2010.  See Note 22 pages 129 – 130 of our 2010 Form 10-K for further discussion of the point-in-time requirement.

(2)
There are no outstanding borrowings on secured lines of credit as of March 31, 2011.  Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(3)
There are no outstanding borrowings on unsecured lines of credit as of March 31, 2011.  Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13.5 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF.  There were no borrowings outstanding on these lines of credit as of either March 31, 2011 or September 30, 2010.

As of March 31, 2011, there were other collateralized financings outstanding in the amount of $62.3 million. These other collateralized financings are included in Securities Sold under Agreements to Repurchase on the Condensed Consolidated Statements of Financial Condition. As of September 30, 2010, in addition to the $62 million of secured borrowings and $50 million in unsecured borrowings described above, there were other collateralized financings outstanding in the amount of $233.3 million which are included in Securities Sold Under Agreements to Repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

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

We elect to net-by-counterparty the fair value of interest rate swap contracts entered into by our fixed income trading group. Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all individual swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  As we elect to net-by-counterparty the fair value of interest rate swap contracts, we also net-by-counterparty any collateral exchanged as part of the swap agreement.  This cash collateral is recorded net-by-counterparty at the related fair value. The cash collateral included in the net fair value of all open derivative asset positions aggregates to a net liability of $8.1 million and a net asset of $10.6 million at March 31, 2011 and September 30, 2010, respectively. The cash collateral included in the net fair value of all open derivative liability positions aggregates to a net asset of $1.2 million and a net liability of $1.8 million at March 31, 2011 and September 30, 2010, respectively. Our maximum loss exposure under these interest rate swap contracts at March 31, 2011 is $19.3 million.

To mitigate interest rate risk in a significantly rising rate environment, during the year ended September 30, 2008, RJ Bank purchased three-year term interest rate caps, whose notional value is $1.5 billion, with high strike rates (more than 300 basis points higher than rates in effect as of their date of purchase).  These interest rate caps will increase in value if interest rates rise and will entitle RJ Bank to cash flows if interest rates rise above strike rates. In addition, RJ Bank, in the ordinary course of business, enters into commitments to originate fixed-rate mortgage loans.  These derivative instruments are recorded at fair value with any changes in fair value recorded in earnings within the Condensed Consolidated Statements of Income for the period. Cash flows related to these derivative instruments are included in Operating Activities on the Condensed Consolidated Statements of Cash Flows.  Our maximum loss exposure under these derivative instruments is insignificant to the condensed consolidated financial statements at March 31, 2011.

None of our derivatives are designated as fair value or cash flow hedges.

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset Derivatives
	March 31, 2011			September 30, 2010
	Balance Sheet Location	Notional Amount	Fair Value (1)	Balance Sheet Location	Notional Amount	Fair Value (1)
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts	Trading instruments	$1,936,050	$74,659	Trading instruments	$1,130,767	$102,490
	Other assets	1,500,000	-	Other assets	1,500,000	-

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

	Liability Derivatives
	March 31, 2011			September 30, 2010
	Balance Sheet Location	Notional Amount	Fair Value (1)	Balance Sheet Location	Notional Amount	Fair Value (1)
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts	Trading instruments sold	$1,740,342	$54,961	Trading Instruments sold	$1,172,927	$86,039
Loan commitments	Trade and other payables	3,368	16	Trade and other payables	15,523	105

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

See the table below for the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2011 and 2010, respectively:

		Amount of Gain (Loss) on Derivatives Recognized in Income
	Location of Gain (Loss) Recognized on Derivatives in the Condensed Consolidated Statement of Income	Three Months Ended March 31,		Six Months Ended March 31,
		2011	2010	2011	2010
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts	Net trading profits	$1,993	$(208)	$4,507	$1,646
	Other revenues	-	(182)	-	(287)
Forward sale contracts	Other revenues	-	93	-	(247)
Loan commitments	Other expenses	(13)	(7)	90	31

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

NOTE 11 - INCOME TAXES

For further discussion of income tax matters, see Note 16 pages 115 – 117 in our 2010 Form 10-K.

As of March 31, 2011 and September 30, 2010 our liability for unrecognized tax benefits was $4.9 million and $4.3 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.9 million and $3.4 million at March 31, 2011 and September 30, 2010, respectively.  We anticipate that the unrecognized tax benefits will not change significantly over the next 12 months.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of March 31, 2011 and September 30, 2010, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $1.5 million and $1.4 million, respectively.

We file U. S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2010 for federal tax returns, fiscal year 2006 for state and local tax returns and fiscal year 2002 for foreign tax returns.  Our fiscal year 2010, as well as certain transactions occurring in fiscal year 2011, are currently being examined under the Internal Revenue Service (“IRS”) Compliance Assurance Program.  This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The fiscal year 2010 IRS audit and state audits in process are expected to be completed in fiscal year 2011.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and Contingencies

In December 2010, we announced that we entered into a definitive merger agreement to acquire Howe Barnes Hoefer & Arnett, Inc.  (“Howe Barnes”).  Through this acquisition, we are expanding both our Capital Markets presence in the community and regional bank/thrift sector, and our Private Client Group.  Effective April 1, 2011, we completed the acquisition.  The selling stockholders acquired 222,655 shares of our common stock as consideration for our acquisition.  The effect of our acquisition of Howe Barnes will not have a material impact on our consolidated financial position or results of operations.

As of March 31, 2011, RJ Bank had not settled purchases of $12.1 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

RJ Bank has committed $2 million to a small business investment company which provides capital and long-term loans to small businesses.  As of March 31, 2011, we have invested $730,000 of the committed amount and the distributions received have been insignificant.

See Note 16 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

In the normal course of business we enter into underwriting commitments. As of March 31, 2011, RJ&A had no open transactions involving such commitments.  Transactions involving such commitments of RJ Ltd. that were recorded and open at March 31, 2011 were approximately $28.8 million in Canadian dollars (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At March 31, 2011, we had client margin securities valued at $99.5 million pledged with a clearing organization to meet our requirement of $98.8 million.

We offer loans to financial advisors and certain key revenue producers primarily for recruiting or retention purposes. These commitments are contingent upon certain events occurring, including but not limited to the financial advisor joining us and meeting certain production requirements. In certain circumstances we may make commitments prior to funding them. As of March 31, 2011, we had made commitments of approximately $23.3 million that have not yet been funded.

We have committed a total of $62.3 million, in amounts ranging from $200,000 to $5 million, to 45 different independent venture capital or private equity partnerships.  In addition, we have a commitment totaling $38.2 million to two additional private equity limited partnerships.  As of March 31, 2011, we have invested $65.6 million of the committed amounts and have received $45.6 million in distributions.  We also control the general partner in one internally sponsored private equity limited partnership to which we have committed and invested $6.5 million, and have received $4.5 million in distributions as of March 31, 2011.

We are the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of ours and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain of our qualified key employees. At March 31, 2011, the funds have unfunded commitments of $661,000.  See Note 7 for additional information regarding our consolidation of the EIF Funds.

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

RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At March 31, 2011, cash funded to invest in either loans or investments in project partnerships was $31 million.

At March 31, 2011, the approximate market values of collateral received that we can repledge were:

Sources of Collateral
(in thousands)

Securities purchased under agreements to resell and other collateralized financings	$389,241
Securities received in securities borrowed vs. cash transactions	301,995
Collateral received for margin loans	1,247,146
Total	$1,938,382

Certain collateral was repledged. At March 31, 2011, the approximate market values of this portion of collateral and financial instruments that we own and pledged were:

Uses of Collateral and Trading Securities
(in thousands)

Securities sold under agreements to repurchase	$65,078
Securities delivered in securities loaned vs. cash transactions	591,315
Collateral used for cash loans	29
Collateral used for deposits at clearing organizations	110,793
Total	$767,215

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

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At March 31, 2011, the current exposure under these guarantees was $3.8 million, which was underwritten as part of the larger corporate credit relationship.  The outstanding interest rate swaps at March 31, 2011 have maturities ranging from July 2013 through October 2016.  The estimated total potential exposure under these guarantees is $12.4 million at March 31, 2011.

We guarantee interest rate swap obligations of RJ Cap Services. See Note 10 for additional information regarding our interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At March 31, 2011, there were no outstanding performance guarantees in Argentina.

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

We guarantee the existing mortgage debt of RJ&A of approximately $54.4 million.

RJTCF issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $1.7 million as of March 31, 2011.

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the performance guarantees, the circumstances resulting in a payment to third parties depend upon the quantity and timing of the qualification of tax credits by the underlying projects within Fund 34.  Based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any refunds will be paid to any of these third parties under these performance guarantees.  The maximum exposure to loss represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $51.6 million as of March 31, 2011.  Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next ten years, RJTCF is obligated to provide the investor with a specified return.  A $43.4 million financing asset is included in Prepaid Expenses and Other Assets, and an offsetting $43.4 million liability is included in Trade and Other Payables, on our Condensed Consolidated Statements of Financial Condition as of March 31, 2011. The maximum exposure to loss under this guarantee represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $57.1 million at March 31, 2011.  Based upon the most recent projections and the performance of Fund 34, we do not anticipate that any such payments to investors will be required.  See Note 7 for the impact of this guarantee on the VIE determinations associated with this LIHTC fund.

Legal Matter Contingencies

In connection with Auction Rate Securities (“ARS”), our principal broker-dealers, RJ&A and Raymond James Financial Services, Inc. (“RJFS”), have been subject to ongoing investigations, with which they have been cooperating fully, by the Securities Exchange Commission, the New York Attorney General’s Office and Florida’s Office of Financial Regulation.  We have been in discussions with the regulatory authorities in an effort to resolve the investigations.  We believe we have meritorious defenses and, therefore, any action by a regulatory authority to compel us to repurchase the outstanding ARS held by our clients would likely be vigorously contested by us.

We, in conjunction with other industry participants, continue to actively seek a solution to ARS’ illiquidity.  If we were to consider resolving pending claims, inquiries or investigations by offering to repurchase all or a significant portion of the ARS held by our customers, there could be a market loss if the underlying securities’ value is less than par and any such loss could adversely affect our results of operations.  At March 31, 2011, approximately $370 million of ARS are held by our clients.  Were we to repurchase that ARS portfolio, the fair value could be less than the par value of such securities by an amount ranging from $25 million to $50 million.  This estimate does not include any ARS held by our clients who transferred their holdings to another broker-dealer.  The amount of any realized loss would be dependent on a number of factors including; a commitment to make such repurchase, the amount of ARS subject to repurchase, the issuer of those underlying securities and the market conditions at such time.

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

For further information on our accounting policies regarding legal reserves, see Note 1 page 89 of our 2010 Form 10-K.

NOTE 13 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Interest income:
Margin balances	$12,648	$11,342	$25,407	$22,390
Assets segregated pursuant to regulations and other segregated assets	2,089	1,820	4,075	3,577
Bank loans, net of unearned income	66,381	66,539	140,585	131,395
Available for sale securities	2,890	4,644	6,446	9,558
Trading instruments	5,985	4,089	11,313	8,047
Stock borrow	1,369	2,143	2,965	3,909
Interest income of VIEs	1	6	1	12
Other	5,448	2,692	10,405	5,759
Total interest income	96,811	93,275	201,197	184,647

Interest expense:
Brokerage client liabilities	840	866	1,734	1,828
Retail bank deposits	3,340	3,997	6,757	8,258
Stock loan	400	927	909	1,476
Borrowed funds	924	1,512	2,294	3,045
Senior notes	6,523	6,523	13,046	13,045
Interest expense of VIEs	1,578	1,112	3,133	2,225
Other	1,082	611	3,318	1,373
Total interest expense	14,687	15,548	31,191	31,250

Net interest income	82,124	77,727	170,006	153,397
Less: Provision for loan losses	(8,637)	(19,937)	(19,869)	(42,772)

Net interest income after provision for loan losses	$73,487	$57,790	$150,137	$110,625

NOTE 14 – SHARE-BASED COMPENSATION

At March 31, 2011 we had multiple stock-based compensation plans for our employees, Board of Directors and non-employees.  On our 2010 Form 10-K, the accounting policies and other information relating to the employee and Board of Director share-based compensation plans are outlined in Note 20, pages 121 – 125 while Note 21, pages 125 – 128 discusses our non-employees.  For purposes of this report we have combined our presentation of both our employee and Board of Director share-based compensation plans with our non-employee share-based compensation plans, both of which are described below.

Fixed Stock Option Plans

Expense and income tax benefits related to our stock option compensation plans available for grants to employees, members of our Board of Directors and independent contractor financial advisors are presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)

Total share-based expense	$3,852	$3,577	$8,977	$7,666
Income tax benefits related to share-based expense	988	730	1,970	1,131

For the six months ended March 31, 2011, we reversed $766,000 of excess tax benefits related to our stock option plan.  During the three months ended March 31, 2011, we granted 5,300 stock options to employees and no stock options to our independent contractor financial advisors. During the six months ended March 31, 2011, we granted 246,000 stock options to employees and 45,000 stock options to our independent contractor financial advisors.  During the three and six months ended March 31, 2011, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2011 are presented below.

	Unrecognized Pre-Tax Expense	Remaining Weighted Average Period
	(in thousands)	(in years)

Employees and directors	$15,016	3.2
Independent contractor financial advisors	1,452	2.7

The weighted-average grant-date fair value of stock option awards granted to employees for the three and six months ended March 31, 2011 is $13.38 and $9.71, respectively.

The fair value of each option grant awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model.  The weighted-average fair value for unvested options granted to independent contractor financial advisors as of March 31, 2011 is $12.76.

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

At our Annual Meeting of Shareholders held on February 24, 2011, our shareholders approved amendments to the 2005 Restricted Stock Plan, which added our non-employee directors and non-employee directors of our subsidiaries as eligible participants under this plan.

During the three months ended March 31, 2011, we granted no shares of restricted stock, 98,377 restricted stock units to employees, and 12,000 restricted stock units to outside directors.  During the six months ended March 31, 2011, we granted 98,258 shares of restricted stock, 564,394 restricted stock units to employees, and 12,000 restricted stock units to outside directors.  There were no shares of restricted stock or restricted stock units granted to independent contractor financial advisors during the six months ended March 31, 2011.  Restricted stock grants under the 2005 Restricted Stock Plan are limited to 2,000,000 shares per fiscal year.

Expense and income tax benefits related to our restricted stock plans available for grants to employees, members of our Board of Directors and independent contractor financial advisors are presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)

Total share-based expense	$5,063	$5,506	$10,174	$10,630
Income tax benefits related to share-based expense	1,901	2,068	3,820	3,992

Unrecognized pre-tax expense for restricted stock shares and restricted stock units granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2011 are presented below.

	Unrecognized Pre-Tax Expense	Remaining Weighted Average Period
	(in thousands)	(in years)

Employees and directors	$44,361	3.4
Independent contractor financial advisors	2,117	2.3

The weighted-average grant-date fair value of restricted stock share and unit awards granted to employees and directors for the three and six months ended March 31, 2011 is $37.84 and $30.17, respectively.

The fair value of each restricted stock share awarded to our independent contractor financial advisors is valued on the date of grant and periodically revalued at the current stock price.  The weighted-average fair value for unvested restricted stock awards granted to independent contractor financial advisors as of March 31, 2011 is $38.24.

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

During the three months ended March 31, 2011, we granted 16,420 restricted stock units to employees as part of our stock bonus plan.  During the six months ended March 31, 2011, we granted 403,841 restricted stock units to employees as part of our stock bonus plan.  Restricted stock units granted under the 2007 stock bonus plan are limited to 750,000 shares per fiscal year.

Expense and income tax benefits related to our stock plan available for grants to employees are presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)

Total share-based expense	$1,874	$1,779	$7,216	$5,220
Income tax benefits related to share-based expense	704	668	2,710	1,960

Unrecognized pre-tax expense for share-based awards granted to employees, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2011 is $12.3 million and 2.2 years, respectively.  The weighted-average grant-date fair value of restricted stock share and unit awards granted to employees for the three and six months ended March 31, 2011 is $38.22 and 31.54, respectively.

NOTE 15 - REGULATIONS AND CAPITAL REQUIREMENTS

For a discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 22 pages 128 - 130 of our 2010 Form 10-K.

The net capital position of RJ&A was as follows:

	March 31, 2011	September 30, 2010
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	24.54%	17.37%
Net capital	$369,578	$253,341
Less: required net capital	(30,123)	(29,169)
Excess net capital	$339,455	$224,172

The net capital position of RJFS was as follows:

	March 31, 2011	September 30, 2010
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$16,006	$14,540
Less: required net capital	(250)	(250)
Excess net capital	$15,756	$14,290

The risk adjusted capital of our Canadian broker-dealer subsidiary RJ Ltd. was as follows (in Canadian dollars):

	March 31, 2011	September 30, 2010
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$59,398	$52,022
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$59,148	$51,772

At March 31, 2011, our other active domestic and international broker-dealers are in compliance with and met all net capital requirements.

As of the most recent notification from the OTS, RJ Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed RJ Bank's category.

	Actual		Requirement for Capital Adequacy Purposes		To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2011:
Total capital (to risk-weighted assets)	$935,204	13.2%	$565,723	8.0%	$707,154	10.0%
Tier I capital (to risk-weighted assets)	846,209	12.0%	282,862	4.0%	424,293	6.0%
Tier I capital (to adjusted assets)	846,209	11.1%	304,112	4.0%	380,140	5.0%

As of September 30, 2010 :
Total capital (to risk-weighted assets)	$985,961	13.0%	$608,096	8.0%	$760,120	10.0%
Tier I capital (to risk-weighted assets)	890,442	11.7%	304,048	4.0%	456,072	6.0%
Tier I capital (to adjusted assets)	890,442	8.2%	434,193	4.0%	542,741	5.0%

RJ Bank calculates the Total Capital and Tier I Capital ratios in order to assess its compliance with both regulatory requirements and its internal capital policy in addition to providing a measure of underutilized capital should these ratios become excessive.  Capital levels are continually monitored to assess RJ Bank’s capital position.

Excluding the impact of the additional assets held at September 30, 2010 in order for RJ Bank to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution (see page 130 of the 2010 Form 10-K), the Total Capital (to risk-weighted assets) ratio and the Tier I Capital (to adjusted assets) ratio decreased from 14.2% and 12.1%, respectively, at September 30, 2010 to 13.2% and 11.1%, respectively, at March 31, 2011.  The decrease in both ratios was due to $100 million in dividends declared and paid to RJF during the current fiscal year, partially offset by earnings during this same period.

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

For a discussion of our financial instruments with off-balance sheet risk, see Note 23 pages 130 - 132 of our 2010 Form 10-K.

RJ Bank has outstanding at any time, a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchase commitments, which extend over varying periods of time. These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and RJ Bank’s exposure is limited to the replacement value of those commitments. A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding are as follows:

March 31, 2011
(in thousands)

Standby letters of credit (1)	$235,662
Open end consumer lines of credit	32,784
Commercial lines of credit	1,915,862
Unfunded loan commitments - variable rate	84,283
Unfunded loan commitments – fixed-rate	483

(1)	Generally, these standby letters of credit are underwritten as part of a larger corporate credit relationship.

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of our actual future credit exposure or future liquidity requirements. We maintain a reserve to provide for potential losses related to the unfunded lending commitments. See Note 6 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held that are denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of March 31, 2011, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $11.2 million and CDN $14.3 million, respectively.

NOTE 17 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$80,917	$55,628	$162,640	$98,531
Less allocation of earnings and dividends to participating securities (1)	2,624	2,387	5,512	4,170
Net income attributable to RJF common shareholders	$78,293	$53,241	$157,128	$94,361

Income for diluted earnings per common share:
Net income attributable to RJF	$80,917	$55,628	$162,640	$98,531
Less allocation of earnings and dividends to participating securities (1)	2,609	2,383	5,495	4,164
Net income attributable to RJF common shareholders	$78,308	$53,245	$157,145	$94,367

Common shares:
Average common shares in basic computation	122,396	119,288	121,752	118,981
Dilutive effect of outstanding stock options and certain restricted stock units	869	292	486	253
Average common shares used in diluted computation	123,265	119,580	122,238	119,234

Earnings per common share:
Basic	$0.64	$0.45	$1.29	$0.79
Diluted	$0.64	$0.45	$1.29	$0.79
Stock options and certain restricted stock units excluded from weighted- average diluted common shares because their effect would be antidilutive	339	3,588	2,569	3,970

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 4.1 million and 5.4 million for the three months ended March 31, 2011 and 2010, respectively.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 4.3 million and 5.3 million for the six months ended March 31, 2011 and 2010, respectively. Dividends paid to participating securities amounted to $533,000 and $565,000 for the three months ended March 31, 2011 and 2010, respectively.  Dividends paid to participating securities amounted to $1 million and $1.1 million during the six months ended March 31, 2011 and 2010, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

NOTE 18 – SEGMENT ANALYSIS

We currently operate through the following eight business segments: Private Client Group; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Securities Lending (formerly named “Stock Loan/Borrow”); Proprietary Capital and various corporate activities combined in the "Other" segment.  The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 25 pages 133 – 135 of our 2010 Form 10-K

Information concerning operations in these segments of business is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Private Client Group	$556,632	$469,264	$1,076,063	$923,195
Capital Markets	177,409	149,770	350,435	283,543
Asset Management	55,341	48,616	110,928	98,614
RJ Bank	69,099	71,530	146,540	140,452
Emerging Markets	11,962	3,884	20,551	7,602
Securities Lending	1,479	2,218	3,229	4,093
Proprietary Capital	(275)	12,683	395	12,648
Other	3,574	2,038	6,977	3,796
Intersegment eliminations	(8,477)	(10,016)	(18,041)	(21,287)
Total revenues (1)	$866,744	$749,987	$1,697,077	$1,452,656

Income (Loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$45,990	$36,543	$101,730	$68,255
Capital Markets	33,689	21,999	58,335	33,393
Asset Management	15,227	11,235	30,821	23,301
RJ Bank	42,256	30,822	88,720	55,459
Emerging Markets	1,192	(1,570)	1,513	(2,982)
Securities Lending	330	646	854	1,333
Proprietary Capital	(4,032)	(42)	(4,174)	(854)
Other	(8,415)	(9,977)	(21,048)	(18,861)
Pre-tax income excluding noncontrolling interests	126,237	89,656	256,751	159,044
Add: net (loss) income attributable to noncontrolling interests	(1,999)	4,552	(5,767)	2,277
Income including noncontrolling interests and before provision for income taxes	$124,238	$94,208	$250,984	$161,321

(1)	No individual client accounted for more than ten percent of total revenues in the six months ended March 31, 2011 or 2010.

Net interest income (expense):
Private Client Group	$16,576	$13,849	$32,165	$26,632
Capital Markets	1,911	837	3,428	1,720
Asset Management	24	24	52	48
RJ Bank	66,786	67,202	141,139	132,813
Emerging Markets	494	53	628	52
Securities Lending	968	1,217	2,055	2,433
Proprietary Capital	(20)	57	180	58
Other	(4,615)	(5,512)	(9,641)	(10,359)
Net interest income	$82,124	$77,727	$170,006	$153,397

The following table presents our total assets on a segment basis:

	March 31, 2011	September 30, 2010
	(in thousands)

Total assets:
Private Client Group (1)	$4,569,595	$4,053,054
Capital Markets (2)	1,450,971	1,791,618
Asset Management	59,126	62,850
RJ Bank	7,574,468	10,818,240
Emerging Markets	66,829	27,538
Securities Lending	614,983	680,326
Proprietary Capital	164,243	167,010
Other	783,964	282,445
Total	$15,284,179	$17,883,081

(1)	Includes $46 million of goodwill.

(2)	Includes $17 million of goodwill.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Revenues:
United States	$743,773	$668,603	$1,455,596	$1,295,750
Canada	95,738	64,064	187,014	121,591
Europe	14,992	13,664	33,141	27,904
Other	12,241	3,656	21,326	7,411
Total	$866,744	$749,987	$1,697,077	$1,452,656

Pre-tax income (loss) excluding noncontrolling interests:
United States	$112,149	$89,014	$228,921	$158,687
Canada	15,252	2,651	27,798	4,210
Europe	(2,284)	(510)	(1,716)	(983)
Other	1,120	(1,499)	1,748	(2,870)
Total	$126,237	$89,656	$256,751	$159,044

Our total assets, classified by major geographic area in which they are held were as follows:

	March 31, 2011	September 30, 2010
	(in thousands)
Total assets:
United States (1)	$13,538,116	$16,369,401
Canada(2)	1,635,673	1,443,943
Europe	35,087	28,057
Other	75,303	41,680
Total	$15,284,179	$17,883,081

(1)	Includes $30 million of goodwill.

(2)	Includes $33 million of goodwill.

NOTE 19 – SUBSEQUENT EVENTS

On April 11, 2011, we sold in a registered public offering $250 million in aggregate principal amount of 4.25% senior notes due April, 2016.  Interest on these senior notes is payable semi-annually on April 15 and October 15 of each year.  We will make the first interest payment on October 15, 2011.  We may redeem some or all of these notes at any time prior to their maturity at a redemption price equal to the greater of:  i) 100% of the principal amount of the notes to be redeemed, or ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 30 basis points, plus accrued and unpaid interest thereon to the redemption date.  The sale of these senior notes will be reflected in our June 30, 2011 consolidated financial statements.

Effective on April 1, 2011, we completed the acquisition of Howe Barnes.  See Note 12 for further discussion of this acquisition.  This acquisition will be reflected in our June 30, 2011 consolidated financial statements.

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

Factors Affecting “Forward-Looking Statements”

From time to time, Raymond James Financial, Inc. (“RJF”), together with its subsidiaries hereinafter collectively referred to as “our,” “we” or “us,” may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at Raymond James Bank, FSB (“RJ Bank”), projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, auction rate securities (“ARS”), and other matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I included in our Annual Report on Form 10-K for the year ended September 30, 2010, as filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “2010 Form 10-K”) and in Item 1A of Part II of this report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements.

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

Quarter ended March 31, 2011 compared with the quarter ended March 31, 2010

Our overall financial results reflected a continued trend of improvement during the March 31, 2011 quarter as compared to the prior year quarter.  Our net revenues improved by $118 million, or 16%, to a record quarterly level of $852 million.  This improvement was led by revenue increases in our Private Client Group (“PCG”), Capital Markets, and Asset Management segments driven primarily by improved equity market conditions.  Non-interest expenses increased $88 million, or 14%, driven primarily by higher compensation costs resulting from the increases in commissions and investment banking revenues, partially offset by a $11 million, or 57%, decrease in the bank loan loss provision.  We generated net income of $81 million, a $25 million, or 45%, improvement over the prior year quarter.

Our financial results during the quarter were most significantly impacted by:

•
A $12 million, or 53%, increase in the pre-tax income of our Capital Markets segment.  The increase resulted from a number of positive factors including increased equity commissions, significant increases in underwriting fees and merger and acquisition fees in both the U.S. and in our Canadian operations, and strong trading profits primarily generated within our municipal bond portfolio.  Offsetting these positive factors, fixed income commissions declined as a result of a shift to equity securities as the markets continue to reflect some level of stability.

•
An $11 million, or 37%, increase in the pre-tax income generated by RJ Bank.  This increase resulted from a significantly lower loan loss provision resulting from improved credit quality.  Revenues declined slightly as loan production was more than offset by loan repayments.

•
A $9 million, or 26%, increase in the pre-tax income of our PCG segment.  This increase resulted from a combination of favorable factors including the increased activity levels of our private clients due to renewed confidence in the equity markets and our continued realization of the benefits of our active recruiting over the past two years evidenced by increased financial advisor productivity.

•
A $4 million, or 36%, increase in pre-tax income generated by our Asset Management segment.  This increase resulted primarily from the increase in our assets under management arising from both increased valuations in the equity markets and the net inflows of client assets.

On April 1, 2011 we completed our previously announced acquisition of Howe Barnes Hoefer and Arnett, Inc. (“Howe Barnes”).  This acquisition reflects our growth strategy to expand both our capital markets and our private client presence in strategic markets.  Our acquisition of Howe Barnes will not have a material impact on our consolidated financial position.

On April 11, 2011, we completed a sale of $250 million aggregate principal amount of 4.25% senior notes, due April 2016.  Coupled with our existing liquidity, we believe we are well positioned to execute our growth strategies in each of our core businesses.

As we anticipated, regulations that will arise under the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank”) have yet to be adopted by various regulatory agencies.  We are closely monitoring this rule making process and while the exact impact of new rules on our business is still uncertain, our expectation remains that the legislation will not have a significant impact on our operations.  We do anticipate an increase in compliance costs once any new rules are adopted.  There has been no change in our expectations regarding how this new legislation will impact the regulation and oversight of RJ Bank by the Office of the Comptroller of the Currency.  We continue to anticipate a change in our federal bank regulator to become effective in mid-2011, to be followed by the conversion of RJ Bank to a commercial bank, at which time we will become a Bank Holding Company subject to the supervision of the Federal Reserve Board.

The balance of ARS held by our clients of approximately $370 million as of March 31, 2011 continues to decline through redemptions and refinancings by certain issuers.  Refer to the update on this matter in Item 1 of Part II of this Form 10-Q.

Six months ended March 31, 2011 compared with the six months ended March 31, 2010

Our net revenues improved by $244 million, or 17%, to $1.67 billion for the six month period ended March 31, 2011 as compared to the prior year period.  Non-interest expenses increased $155 million, or 12%, to $1.4 billion, driven primarily by higher compensation costs resulting from the increase in commissions, investment banking revenues, and overall firm profitability, partially offset by a $23 million, or 54%, decrease in the bank loan loss provision.  We generated net income of $163 million, a $64 million, or 65%, improvement over the prior year period.

Our financial results during the six month period were most significantly impacted by the factors described for the three month period unless otherwise noted:

•	A $33 million, or 49%, increase in the pre-tax income of our PCG segment.

•
A $33 million, or 60%, increase in the pre-tax income generated by RJ Bank.  This increase resulted from the factors described above and an increase in net interest income ($6 million arising from a one-time adjustment recorded during the first quarter of fiscal year 2011).

•	A $25 million, or 75%, increase in the pre-tax income of our Capital Markets segment. Our trading profits were equivalent in the two six month periods.

•	An $8 million, or 32%, increase in pre-tax income generated by our Asset Management segment.

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

The following table presents our consolidated and segment gross revenues and pre-tax income excluding noncontrolling interests for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)
Total company
Revenues	$866,744	$749,987	16%	$1,697,077	$1,452,656	17%
Pre-tax income excluding noncontrolling interests	126,237	89,656	41%	256,751	159,044	61%

Private Client Group
Revenues	$556,632	$469,264	19%	$1,076,063	$923,195	17%
Pre-tax income	45,990	36,543	26%	101,730	68,255	49%

Capital Markets
Revenues	177,409	149,770	18%	350,435	283,543	24%
Pre-tax income	33,689	21,999	53%	58,335	33,393	75%

Asset Management
Revenues	55,341	48,616	14%	110,928	98,614	12%
Pre-tax income	15,227	11,235	36%	30,821	23,301	32%

RJ Bank
Revenues	69,099	71,530	(3)%	146,540	140,452	4%
Pre-tax income	42,256	30,822	37%	88,720	55,459	60%

Emerging Markets
Revenues	11,962	3,884	208%	20,551	7,602	170%
Pre-tax income (loss)	1,192	(1,570)	176%	1,513	(2,982)	151%

Securities Lending
Revenues	1,479	2,218	(33)%	3,229	4,093	(21)%
Pre-tax income	330	646	(49)%	854	1,333	(36)%

Proprietary Capital
Revenues	(275)	12,683	NM	395	12,648	(97%)
Pre-tax loss	(4,032)	(42)	NM	(4,174)	(854)	NM

Other
Revenues	3,574	2,038	75%	6,977	3,796	84%
Pre-tax loss	(8,415)	(9,977)	16%	(21,048)	(18,861)	(12)%

Intersegment eliminations
Revenues	(8,477)	(10,016)	15%	(18,041)	(21,287)	15%
Pre-tax income	-	-	-	-	-	-

Net Interest Analysis

We have certain assets and liabilities that are subject to changes in interest rates; these changes in interest rates have an impact on our overall financial performance. Given the relationship of our interest-sensitive assets to liabilities, an increase in short-term interest rates would result in an increase in our net earnings (we currently have more assets than liabilities with a yield that would be affected by a change in short-term interest rates). The amount of benefit would be dependent upon a variety of factors, including, but not limited to, the change in balances, the rapidity and magnitude of the increase in rates, and the interest rates paid on client cash balances.

Quarter ended March 31, 2011 compared with the quarter ended March 31, 2010 – Net Interest Analysis

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,475,124	$12,648	3.48%	$1,361,297	$11,342	3.38%
Assets segregated pursuant to regulations and other segregated assets	1,987,364	2,089	0.43%	1,802,450	1,820	0.41%
Bank loans, net of unearned income (1)	6,227,876	66,381	4.26%	6,543,525	66,539	4.07%
Available for sale securities	410,061	2,890	2.86%	543,557	4,644	3.46%
Trading instruments		5,985			4,089
Stock borrow		1,369			2,143
Interest-earning assets of variable interest entities		1			6
Other		5,448			2,692

Total interest income		$96,811			$93,275

Interest-bearing liabilities:
Brokerage client liabilities	$3,352,592	$840	0.10%	$2,865,515	$866	0.12%
Bank deposits (1)	6,727,510	3,340	0.20%	6,811,837	3,997	0.24%
Stock loan		400			927
Borrowed funds		924			1,512
Senior notes	299,957	6,523	8.60%	299,952	6,523	8.60%
Interest expense of variable interest entities		1,578			1,112
Other		1,082			611

Total interest expense		14,687			15,548

Net interest income		$82,124			$77,727
(1)	See Results of Operations – RJ Bank in this MD&A for further information.

Net interest income increased $4 million, or 6%, as compared to the same quarter in the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

RJ Bank’s net interest income was relatively flat, decreasing $400,000, or 1%.  The net decrease resulted from lower average loan balances offset by: (i) the increased yield on RJ Bank’s loan portfolio and (ii) an increase in cash balances as a percentage of total interest-earning banking assets.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased approximately $3 million, resulting primarily from increased client margin balances and slightly higher interest rates thereon.

Six months ended March 31, 2011 compared with the six months ended March 31, 2010 – Net Interest Analysis

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Six Months Ended March 31,
	2011			2010
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,471,132	$25,407	3.46%	$1,321,908	$22,390	3.40%
Assets segregated pursuant to regulations and other segregated assets	1,881,697	4,075	0.43%	1,830,643	3,577	0.39%
Bank loans, net of unearned income (1)	6,201,056	140,585	4.40%	6,604,700	131,395	3.95%
Available for sale securities	432,318	6,446	2.99%	563,703	9,558	3.40%
Trading instruments		11,313			8,047
Stock borrow		2,965			3,909
Interest-earning assets of variable interest entities		1			12
Other		10,405			5,759

Total interest income		$201,197			$184,647

Interest-bearing liabilities:
Brokerage client liabilities	$3,171,554	1,734	0.11%	$2,984,899	$1,828	0.12%
Bank deposits (1)	6,635,251	6,757	0.20%	7,295,860	8,258	0.23%
Stock loan		909			1,476
Borrowed Funds		2,294			3,045
Senior notes	299,957	13,046	8.60%	299,952	13,045	8.60%
Interest expense of variable interest entities		3,133			2,225
Other		3,318			1,373

Total interest expense		31,191			31,250

Net interest income		$170,006			$153,397

(1)	See Results of Operations – RJ Bank in this MD&A for further information.

Net interest income for the six months ended March 31, 2011 increased by $17 million, or 11%, as compared to the same period in the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

RJ Bank’s net interest income for the six month period increased $8 million, or 6%, primarily resulting from a $6 million first quarter of fiscal 2011 correction of an accumulated interest income understatement in prior periods related to purchased residential mortgage loan pools.  The remaining increase is the result of increased rates on the corporate loan portfolio.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased approximately $6 million, resulting primarily from increased client margin balances and slightly higher interest rates thereon.

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Securities commissions and fees	$465,670	19%	$390,782	$896,601	17%	$769,299
Interest	18,413	19%	15,484	36,644	22%	30,142
Financial service fees	36,610	3%	35,663	75,368	6%	71,308
Other	35,939	31%	27,335	67,450	29%	52,446
Total revenues	556,632	19%	469,264	1,076,063	17%	923,195

Interest expense	1,837	12%	1,635	4,479	28%	3,510
Net revenues	554,795	19%	467,629	1,071,584	17%	919,685

Non-interest expenses:
Sales commissions	345,271	19%	291,142	660,210	16%	569,200
Admin & incentive comp and benefit costs	87,996	12%	78,251	169,866	15%	148,329
Communications and information processing	19,216	16%	16,539	34,762	17%	29,630
Occupancy and equipment	19,467	2%	19,051	38,250	(2)%	38,933
Business development	13,259	4%	12,719	27,065	2%	26,454
Clearance and other	23,746	76%	13,528	39,923	2%	39,119
Total non-interest expenses	508,955	18%	431,230	970,076	14%	851,665
Income before taxes and including noncontrolling interests	45,840	26%	36,399	101,508	49%	68,020
Noncontrolling interests	(150)		(144)	(222)		(235)
Pre-tax income excluding noncontrolling interests	$45,990	26%	$36,543	$101,730	49%	$68,255
Margin on net revenues	8.3%		7.8%	9.5%		7.4%

Through our PCG segment, we provide securities transaction and financial planning services to client accounts through branch office systems of our broker-dealer subsidiaries located throughout the United States, Canada and the United Kingdom.  Our financial advisors offer a broad range of investments and services, including both third-party and proprietary products, and a variety of financial planning services.  We charge sales commissions or asset-based fees for investment services we provide to our PCG clients based on established schedules. Our financial advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load funds.  Net interest revenue in the PCG segment is generated by customer balances, predominately the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on customer cash balances (“Client Interest Program”).  The PCG segment earns a fee (in lieu of interest revenue) from the Raymond James Bank Deposit Program (“RJBDP”), a program where clients’ cash deposits in their brokerage accounts are re-deposited through a third-party service into interest-bearing deposit accounts at a number of banks. The RJBDP program enables clients to obtain up to $2.5 million in individual Federal Deposit Insurance Corporation (“FDIC”) deposit insurance coverage ($5 million for joint accounts) in addition to competitive rates for their cash balances.

The success of the PCG segment is dependent upon the quality of our products, services, financial advisors and support personnel including our ability to attract, retain and motivate a sufficient number of these associates. We face competition for qualified associates from major financial services companies, including other brokerage firms, insurance companies, banking institutions and discount brokerage firms. We currently offer several affiliation alternatives for financial advisors ranging from the traditional branch setting, under which the financial advisors are our employees and we incur the costs associated with operating the branch, to the independent contractor model, under which the independent contractor financial advisor is responsible for all of their own direct costs. Accordingly, the independent contractor financial advisors are paid a larger percentage of commissions. By offering alternative models to potential and existing financial advisors, we are able to effectively compete with a wide variety of other brokerage firms for qualified financial advisors, as financial advisors can choose the model that best suits their practice and profile.

The following table presents the number of PCG financial advisors as of the periods indicated:

	Employee	Independent Contractors	March 31, 2011 Total	March 31, 2010 Total
Private Client Group - financial advisors:
Raymond James & Associates (“RJ&A”)	1,276	-	1,276	1,266
Raymond James Financial Services, Inc. (“RJFS”)	-	3,196	3,196	3,265
Raymond James Limited (“RJ Ltd.”)	197	246	443	444
Raymond James Investment Services Limited (“RJIS”)	-	151	151	133
Total financial advisors	1,473	3,593	5,066	5,108

Pre-tax income in the PCG segment increased approximately $9 million, or 26%, as compared to the same quarter in the prior year.

Net revenues increased $87 million, or 19%.  PCG’s pre-tax margins were 8.3% of net revenues, a 0.5% improvement over the prior year quarter.  Securities commissions and fees increased $75 million, or 19%, resulting from a number of favorable factors.  Equity market conditions improved as compared to the prior year quarter resulting in increased confidence and investment by our retail clients.  Improved markets also drove an increase in asset values, favorably impacting fees arising from client assets under administration.  Additionally, we continue to realize benefits in the form of increased commission and fee revenue from the successful financial advisors recruited during fiscal 2008 and 2009.  These favorable factors are evidenced in part by a 17% increase in independent contractor financial advisor productivity and a 14% increase in employee financial advisor productivity, as compared to the prior year quarter.  The total number of financial advisors was slightly less than prior year. Recruiting results in the past 12 months were not significant as the recruiting market dynamics were not consistent with our profitability objectives.

The portion of commission and fee revenues that we consider to be recurring was consistent with the prior year quarter at 60%.  Assets in fee-based accounts increased to $71 billion from $58 billion last year.  Recurring commission and fee revenues also include trails from mutual funds, variable annuities and insurance products.

PCG interest revenues increased by nearly $3 million, or 19%, resulting from a 10% increase in client margin balances to approximately $1.5 billion and slight increases in the interest rate earned on customer reserve balances (segregated assets) and client margin balances.  Interest earned in our Canadian operations increased due to an increase in interest rates.

Other revenues increased by approximately $9 million, or 31%, primarily resulting from increases in marketing support fees, omnibus fees and networking fees, all of which are earned from mutual fund companies whose products we distribute. We are in the process of changing our data sharing arrangements with many mutual fund companies from a network to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate for the additional reporting requirements performed by the broker-dealers under omnibus arrangements.

Sales commission expense increased by $54 million, or 19%, directly related to the 19% increase in commission revenues.  Administrative and incentive compensation expenses increased nearly $10 million, or 12%, primarily resulting from inflationary increases in salaries and benefits, as well as increases in incentive compensation related to the higher level of profitability.  Clearance and other expenses increased by $10 million, or 76%, as compared to the prior year quarter.   The current quarter includes increases in certain legal and other expenses that, while not necessarily considered “one-time” expenses, are unusual and infrequent and were not similarly incurred in the prior year quarter.

Six months ended March 31, 2011 compared with the six months ended March 31, 2010 – Private Client Group

Pre-tax income in the PCG segment increased approximately $33 million, or 49%, for the six months as compared to the prior year period.

Net revenues increased $152 million, or 17%.  PCG’s margins were 9.5% of net revenues, a 2.1% improvement over the prior year period.  Securities commissions and fees increased $127 million, or 17%, resulting from a number of favorable factors.  Equity market conditions were improved as compared to the prior year period.  Asset values increased, favorably impacting fees arising from client assets under administration.  Additionally, we are realizing the benefits in the form of increased commission and fee revenue from the recruitment of successful financial advisors during fiscal 2008 and 2009.

PCG interest revenues increased by approximately $7 million, or 22%, resulting from an increase in client margin balances and a slight increase in the interest rate earned on customer reserve (segregated assets) and client margin balances.  Interest earned in our Canadian operations increased due to an increase in interest rates.

Other revenues increased by approximately $15 million, or 29%, primarily resulting from increases in marketing support fees, omnibus fees and networking fees.

Sales commission expense increased by $91 million, or 16%, directly related to the 17% increase in commission revenues.  Administrative and incentive compensation expenses increased nearly $22 million, or 15%. The increase primarily results from inflationary increases in salaries and benefits, as well as increases in incentive compensation related to the higher level of profitability.  Clearance and other expenses are flat as compared to the prior year period.  Increases during the current year in certain legal and other expenses that we consider to be unusual and infrequent were approximately equivalent to a prior year nonrecurring expense associated with an arbitration panel’s decision.

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$69,124	28%	$53,895	$137,213	29%	$106,620
Fixed income	30,056	(17)%	36,065	65,708	(12)%	74,980
Underwriting fees	29,097	26%	23,107	64,969	78%	36,398
Tax credit funds syndication fees	6,003	13%	5,329	10,196	24%	8,198
Mergers & acquisitions fees	22,013	47%	14,966	38,908	59%	24,495
Private placement fees	75	(93)%	1,150	215	(82)%	1,200
Trading profits	13,063	54%	8,458	17,232	(5)%	18,208
Interest	6,162	55%	3,969	11,659	49%	7,829
Other	1,816	(36)%	2,831	4,335	(23)%	5,615
Total revenues	177,409	18%	149,770	350,435	24%	283,543

Interest expense	4,250	36%	3,132	8,230	35%	6,109
Net revenues	173,159	18%	146,638	342,205	23%	277,434

Non-interest expenses:
Sales commissions	32,824	4%	31,501	70,494	8%	65,338
Admin & incentive compensation and benefit costs	76,910	15%	66,749	156,664	25%	125,712
Communications and information processing	10,879	13%	9,662	21,241	14%	18,611
Occupancy and equipment	5,368	11%	4,815	10,610	10%	9,656
Business development	7,627	23%	6,198	15,367	23%	12,453
Clearance and other	11,136	(2)%	11,408	19,861	(5)%	20,818
Total non-interest expenses	144,744	11%	130,333	294,237	16%	252,588
Income before taxes and including noncontrolling interests	28,415	74%	16,305	47,968	93%	24,846
Noncontrolling interests	(5,274)		(5,694)	(10,367)		(8,547)
Pre-tax income excluding noncontrolling interests	$33,689	53%	$21,999	$58,335	75%	$33,393

The Capital Markets segment consists primarily of equity and fixed income products and services.  The activities include institutional sales and trading in the U.S., Canada and Europe; management of and participation in underwritings; financial advisory services, including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions.  We provide securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients.  Revenues from investment banking activities are driven principally by the number and the dollar value of the transactions with which we are involved.  This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets.  This trading involves the purchase of securities from, and the sale of securities to, our clients as well as other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients.  Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices, as well as market trends for the individual securities during the period we hold them.

Quarter ended March 31, 2011 compared with the quarter ended March 31, 2010 – Capital Markets

Pre-tax income in the Capital Markets segment increased approximately $12 million, or 53%, as compared to the same quarter in the prior year.

Net revenues increased by approximately $27 million, or 18%, primarily resulting from a $15 million, or 28%, increase in institutional equity sales commissions, a $7 million, or 47%, increase in merger and acquisition fees, a $6 million, or 26%, increase in underwriting fees, and a $5 million, or 54%, increase in trading profits, which were partially offset by a nearly $6 million, or 17%, reduction in fixed income institutional commissions.  Merger and acquisition fee activity increased, primarily led by our healthcare and business services sectors.  The number of lead-managed underwritings in our U.S. and Canadian operations during the quarter were up 33% and 167%, respectively.   This increase in activity reflects the improved equity markets, especially in natural resources in Canada where our underwriting activities have shown continued strength.  The increase in trading profits is primarily due to increases associated with our municipal bond portfolio.

Non-interest expenses increased $14 million, or 11%.  The increase is primarily the result of the administrative and incentive compensation expense increase of $10 million, or 15%, the result of the improved financial performance as compared to the prior year quarter.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds, which also impacts Other Revenue, Interest Expense, and Other Expenses within this segment (see Note 7 of the Notes to Condensed Consolidated Financial Statements for further details).

Six months ended March 31, 2011 compared with the six months ended March 31, 2010 – Capital Markets

Pre-tax income in the Capital Markets segment increased approximately $25 million, or 75%, for the six months as compared to the prior year period.

 Net revenues increased by approximately $65 million, or 23%, primarily resulting from a $31 million, or 29%, increase in institutional equity sales commissions, a $29 million, or 78%, increase in underwriting fees, and a $14 million, or 59%, increase in merger and acquisition fees, which were partially offset by a nearly $9 million, or 12%, reduction in institutional fixed income commissions.  The number of lead-managed underwritings in our U.S. and Canadian operations during the six month period were up 71% and 150%, respectively.  This increase in activity reflects the improved equity markets, especially in natural resources in Canada, where our underwriting activities have been particularly strong.  Merger and acquisition fee activity increased primarily in our business services, energy, healthcare, and technology sectors.

Non-interest expenses increased $42 million, or 16%.  Sales commission expense increased $5 million, or 8%, which correlates with the 12% increase in institutional sales commission revenue.  Administrative and incentive compensation expense increased $31 million, or 25%, as a result of the improved financial performance of the segment as compared to the prior year period.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds, which also impacts Other Revenue, Interest Expense, and Other Expenses within this segment (see Note 7 of the Notes to Condensed Consolidated Financial Statements for further details).

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Investment advisory fees	$44,887	18%	$37,996	$90,614	16%	$78,197
Other	10,454	(2)%	10,620	20,314	(1)%	20,417
Total revenues	55,341	14%	48,616	110,928	12%	98,614

Expenses:
Administrative and incentive compensation and benefit costs	19,164	10%	17,432	38,656	10%	34,986
Communications and information processing	4,007	(14)%	4,643	7,717	(16)%	9,240
Occupancy and equipment	951	(5)%	1,003	1,960	(2)%	1,992
Business development	1,797	14%	1,574	3,654	22%	2,987
Investment sub-advisory fees	6,782	9%	6,231	13,165	7%	12,352
Other	7,263	14%	6,381	13,729	8%	12,770
Total expenses	39,964	7%	37,264	78,881	6%	74,327
Income before taxes and including noncontrolling interests	15,377	35%	11,352	32,047	32%	24,287
Noncontrolling interests	150		117	1,226		986
Pre-tax income excluding noncontrolling interests	$15,227	36%	$11,235	$30,821	32%	$23,301

The following table presents assets under management and the non-managed fee-based assets that significantly impact segment results at the dates indicated:

	March 31, 2011	September 30, 2010	March 31, 2010
	(in thousands)
Assets under management:
Eagle Asset Management, Inc.	$18,513,897	$15,566,954	$15,397,537
Eagle Money Market Funds	-	-	2,692,373
Raymond James Consulting Services	9,088,255	8,458,178	8,266,500
Unified Managed Accounts	1,372,349	734,750	551,207
Freedom Accounts & other managed programs	10,347,617	8,791,332	8,339,679
Total assets under management	39,322,118	33,551,214	35,247,296

Less: Assets managed for affiliated entities	(3,685,238)	(3,544,197)	(3,246,549)
Net assets under management	$35,636,880	$30,007,017	$32,000,747

Non-managed fee-based assets:
Passport	$25,383,720	$22,707,602	$21,801,876
Ambassador	13,012,910	10,479,432	9,222,896
Other non-managed fee-based assets	2,439,504	2,022,785	1,860,200
Total	$40,836,134	$35,209,819	$32,884,972

The Asset Management segment includes the operations of Eagle Asset Management, Inc. (“Eagle”), the Eagle Family of Funds, the Asset Management operations of RJ&A, Raymond James Trust, and other fee-based programs.  The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios, mutual funds and managed programs.  These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average assets. Traditionally about 70% of our investment advisory fees recorded in a quarter are billed based on balances at the beginning of the quarter, 15% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter. Asset balances are impacted by both the performance of the market and the new sales and redemptions of client accounts/funds. Increasing markets positively impact revenues from investment advisory fees as existing accounts increase in value, and individuals and institutions typically commit incremental funds in rising markets.

Quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 – Asset Management

Pre-tax income in the Asset Management segment increased by nearly $4 million, or 36%, as compared to the same quarter in the prior year.

Investment advisory fees increased by approximately $7 million, or 18%, from the prior year quarter, generated by increased assets under management.  Assets under management increased over the quarter as a combined result of market appreciation (approximately $1.6 billion) and net inflows of new client assets (approximately $675 million).

Expenses increased by approximately $3 million, or 7%, primarily resulting from a nearly $2 million increase in administrative and incentive compensation expenses.  Increases in incentive compensation are highly correlated with increased revenues.  Non-compensation expenses increased approximately $1 million primarily resulting from the utilization of a third-party transfer agent during the current quarter.  These outsourced services were performed in-house during the prior year quarter.

Six months ended March 31, 2011 compared to the six months ended March 31, 2010 – Asset Management

Pre-tax income in the Asset Management segment increased by approximately $8 million, or 32%, for the six months as compared to the prior year period.

Investment advisory fees increased by over $12 million, or 16%, from the prior year period, generated by increased assets under management.  Assets under management have increased over the current six month period as a combined result of market appreciation and net inflows of new client assets (approximately $5.6 billion in total). Included in investment advisory fees are performance fees of $3.2 million and $3.6 million for the six month period ended March 31, 2011 and March 31, 2010, respectively.

Expenses increased by approximately $5 million, or 6%, primarily resulting from a $4 million increase in administrative and incentive compensation and investment sub-advisory fee expenses.  Increases in incentive compensation are highly correlated with increased revenues.  Communication and information processing expense decreased $1.5 million while other expense increased $1 million, both of which result from the utilization of a third party transfer agent during the current six month period.  These outsourced services were performed in-house during the prior year period.  Business development expenses increased nearly $1 million due to the expansion of the sales effort.

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Interest income	$70,249	(2)%	$71,851	$148,561	4%	$142,386
Interest expense	3,463	(26)%	4,649	7,422	(22)%	9,573
Net interest income	66,786	(1)%	$67,202	141,139	6%	132,813

Other (Loss)	(1,150)	(258)%	(321)	(2,021)	(4)%	(1,934)
Net revenues	65,636	(2)%	66,881	139,118	6%	130,879

Non-interest expenses:
Employee compensation and benefits	3,636	31%	2,778	7,370	34%	5,510
Communications and information processing	572	51%	378	1,016	19%	853
Occupancy and equipment	210	(1)%	213	392	(4)%	407
Provision for loan losses	8,637	(57)%	19,937	19,869	(54)%	42,772
FDIC insurance premiums	2,623	(4)%	2,737	5,454	(8)%	5,943
Affiliate deposit account servicing fees	4,307	(18)%	5,222	10,014	(18)%	12,228
Other	3,395	(29)%	4,794	6,283	(18)%	7,707
Total non-interest expenses	23,380	(35)%	36,059	50,398	(33)%	75,420
Pre-tax income	$42,256	37%	$30,822	$88,720	60%	$55,459

The tables below present certain credit quality trends for RJ Bank’s loan portfolio:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Net loan charge-offs:
Commercial loans	$82	$-	$82	$-
Commercial real estate (“CRE”) loans	3,302	13,036	9,651	27,633
Residential mortgage loans	5,123	7,707	11,066	17,053
Consumer loans	39	-	39	-
Total	$8,546	$20,743	$20,838	$44,686

	March 31, 2011	September 30, 2010
	(in thousands)
Allowance for loan losses:
Loans held for sale	$4	$23
Loans held for investment:
Commercial loans	64,696	60,464
CRE construction loans	2,745	4,473
CRE loans	44,182	47,771
Residential mortgage loans	34,469	34,297
Consumer loans	19	56
Total	$146,115	$147,084

	March 31, 2011	September 30, 2010
	(in thousands)
Nonperforming assets:
Nonperforming loans:
CRE loans	$44,315	$67,901
Residential mortgage loans:
First mortgage loans	88,337	85,852
Home equity loans/lines	178	230
Total nonperforming loans	132,830	153,983
Other real estate owned:
CRE	11,162	19,486
Residential:
First mortgage	8,793	8,439
Home equity	13	-
Total other real estate owned	19,968	27,925
Total nonperforming assets	$152,798	$181,908

	March 31, 2011	September 30, 2010
	(in thousands)
Total loans: (1)
Loans held for sale	$8,117	$6,114
Loans held for investment:
Commercial Loans	3,499,757	3,232,723
CRE construction loans	61,498	65,512
CRE loans	799,569	937,669
Residential mortgage loans	1,843,006	2,015,331
Consumer loans	5,873	23,940
Net unearned income and deferred expenses	(43,318)	(39,276)
Total loans held for investment	6,166,385	6,235,899
Total loans	$6,174,502	$6,242,013

(1)	Net of unearned income and deferred expenses.

Quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $11 million, or 37%, as compared to the prior year quarter. The significant improvement in pre-tax income was mostly attributable to an $11 million, or 57%, decrease in the provision for loan losses.  Net revenues decreased $1 million, or 2%, as compared to the prior year.

Net interest income decreased $400,000, or 1%, compared to the prior year quarter due to lower average loan balances offset by: i) the increased yield on RJ Bank’s loan portfolio and ii) an increase in money market cash balances as a percentage of total interest-earning banking assets.  The average yield on the total loan portfolio as compared to the prior year quarter increased from 4.07% to 4.26%, resulting from significant new corporate loan production during the preceding five quarters at spreads above those paid off during this period.  This corporate loan production led to a 3% increase in corporate loans outstanding compared to the prior year despite substantial pay-downs of existing corporate loans during this same period.

Average total loans outstanding decreased $316 million, or 5%, from $6.5 billion to $6.2 billion.  This decrease resulted from a $381 million, or 17%, decrease in average residential mortgage loans outstanding due to loan repayments exceeding new loan production and purchases, partially offset by a $114 million increase in average corporate loans outstanding. The current quarter yield on the residential mortgage loans declined from 4.69% to 3.99% as compared to the prior year quarter due to adjustable rate loans resetting to lower rates.

Average deposits decreased $84 million, or 1%, from $6.8 billion to $6.7 billion reflecting the decrease in average loans offset by a $211 million increase in average cash and investment balances. The reduced deposit balances combined with lower interest rates and the maturity of all FHLB borrowings during the quarter led to a $1 million, or 26%, decrease in interest expense. The average cost of funds decreased from 0.27% to 0.21%.

The provision for loan losses was impacted by a reduction in CRE nonperforming loans, an improvement in the credit characteristics of certain problem loans, and the stabilization of the balance of residential mortgage nonperforming loans. In addition, although the amount of nonperforming loans remains elevated by historical standards, somewhat improved economic conditions relative to the prior year quarter has limited the number of new problem loans.

The amount of nonperforming loans as of March 31, 2011 decreased $4 million, or 3%, as compared to December 31, 2010. CRE nonperforming loans decreased $4 million, or 9%, primarily due to the partial charge-off of one of our nonperforming CRE loans during the quarter.  Nonperforming residential mortgage loans were relatively flat as compared to the prior quarter.  Other real estate owned decreased from $28 million at September 30, 2010 to $20 million at March 31, 2011 primarily due to the sale of our largest CRE property.

Net loan charge-offs for the quarter decreased $12 million, or 59% from $21 million to $9 million. This  decline in net charge-offs compared to the prior year quarter was primarily due to improved credit quality in the CRE loan portfolio in addition to a stabilization of the balance in nonperforming residential mortgage loans. CRE charge-offs in the prior year quarter included $9 million related to the sale of distressed debt in the secondary market.

As a result of the current year provision and net charge-off activity combined with lower loan balances, the allowance for loan losses increased slightly as a percentage of total loans from 2.36% at September 30, 2010 to 2.37% at March 31, 2011.

As of March 31, 2011, the unrealized loss on our available for sale securities portfolio was $40 million, compared to $51 million as of September 30, 2010. The unrealized loss was due to continued wide interest rate spreads across market sectors related to the continued uncertainty in the residential non-agency collateralized mortgage obligations (“CMOs”) market. The positive impact to the current quarter’s unrealized loss was primarily the result of modest improvement in the non-agency securities market.

The $800,000 increase in Other (Loss) as compared to the prior year quarter was primarily attributable to an increase in the credit portion of other-than-temporary impairment on the available for sale securities.

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated:

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance (4)	Interest Inc./Exp. (4)	Average Yield/Cost (4)
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale	$31,063	$223	2.90%	$62,365	$534	3.47%
Loans held for investment:
Commercial loans	3,432,915	38,673	4.51%	3,027,350	30,066	3.97%
CRE construction loans	60,979	583	3.82%	82,141	578	2.82%
CRE loans	801,865	7,957	3.97%	1,076,295	8,595	3.19%
Residential mortgage loans	1,894,877	18,919	3.99%	2,277,160	26,679	4.69%
Consumer loans	6,177	26	1.73%	18,214	87	1.94%
Total loans, net	6,227,876	66,381	4.26%	6,543,525	66,539	4.07%

Agency mortgage-backed securities	187,211	358	0.77%	240,377	448	0.74%
Non-agency collateralized mortgage obligations	222,851	2,523	4.53%	303,180	4,196	5.54%
Money Market funds, cash and cash equivalents	783,715	567	0.29%	465,002	419	0.37%
FHLB (2) stock and other	146,816	420	1.16%	121,094	249	0.83%
Total interest-earning banking assets	7,568,469	$70,249	3.71%	7,673,178	$71,851	3.75%

Non-interest-earning banking assets:
Allowance for loan losses	(144,872)			(144,463)
Unrealized loss on available for sale securities	(40,318)			(74,906)
Other assets	241,318			250,602
Total non-interest-earning banking assets	56,128			31,233

Total banking assets	$7,624,597			$7,704,411

Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$220,037	$1,541	2.84%	$206,454	$1,639	3.22%
Money Market, savings, and NOW (3) accounts	6,507,473	1,799	0.11%	6,605,383	2,358	0.14%
FHLB (2) advances and other	13,692	123	3.61%	60,559	652	4.30%

Total interest-bearing banking liabilities	6,741,202	$3,463	0.21%	6,872,396	$4,649	0.27%

Non-interest-bearing banking liabilities	58,276			26,548

Total banking liabilities	6,799,478			6,898,944
Total banking shareholder’s equity	825,119			805,467
Total banking liabilities and shareholder’s equity	$7,624,597			$7,704,411

(continued on next page)

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance (4)	Interest Inc./Exp. (4)	Average Yield/Cost (4)
	($ in thousands)
	(continued from previous page)
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest-income	$827,267	$66,786		$800,782	$67,202

Bank net interest:
Spread			3.50%			3.48%
Margin (net yield on interest-earning banking assets)			3.53%			3.50%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			112.27%			111.65%
Return on average:
Total banking assets			1.41%			1.04%
Total banking shareholder's equity			13.07%			9.93%
Average equity to average total banking assets			10.82%			10.45%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended March 31, 2011 and 2010 was $10 million in each respective period.

(2)	Federal Home Loan Bank of Atlanta (“FHLB”)

(3)	Negotiable Order of Withdrawal (“NOW”) account.

(4)
During the December 2010 quarter end, RJ Bank reclassified certain average loan balances to more closely align these balances with its assignment of credit risk utilized within the allowance for loan losses evaluation.  As a result, the average loan balances, related interest income and the respective yield calculations presented above differ from those previously reported.

	Three Months Ended March 31,
	2011 Compared to 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$(267)	$(44)	$(311)
Loans held for investment:
Commercial loans	4,028	4,579	8,607
CRE construction loans	(149)	154	5
CRE loans	(2,192)	1,554	(638)
Residential mortgage loans	(4,479)	(3,281)	(7,760)
Consumer loans	(58)	(3)	(61)
Agency mortgage-backed securities	(99)	9	(90)
Non-agency collateralized mortgage obligations	(1,112)	(561)	(1,673)
Money Market funds, cash and cash equivalents	288	(140)	148
FHLB stock and other	53	118	171
Total interest-earning banking assets	(3,987)	2,385	(1,602)

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	108	(206)	(98)
Money Market, savings and NOW accounts	(36)	(523)	(559)
FHLB advances and other	(503)	(26)	(529)
Total interest-bearing banking liabilities	(431)	(755)	(1,186)
Change in net interest income	$(3,556)	$3,140	$(416)

Six months ended March 31, 2011 compared with the six months ended March 31, 2010 – RJ Bank

Net revenues increased 6% while pre-tax income increased 60% for the six months ended March 31, 2011 compared to the prior year period. The net revenue increase is primarily due to an $8 million, or 6%, increase in net interest income resulting from a $6 million correction of an accumulated interest income understatement in prior periods related to purchased residential mortgage loan pools.  A $686 million, or 8%, decline in average interest-earning banking assets was offset by a 40 basis point increase in the interest yield during the period. Corresponding to the decrease in average interest-earning banking assets, average interest-bearing banking liabilities decreased 9% from $7.4 billion to $6.7 billion. The reduced average interest-bearing liability balances combined with lower interest rates led to a $2 million, or 22%, decrease in interest expense. The average cost of funds decreased from 0.26% to 0.22%.

The provision for loan losses was impacted by improving credit quality in CRE, an improvement in the credit characteristics of certain problem corporate loans, reduced loan charge-offs and the stabilization of the balance of residential mortgage nonperforming loans. Unfavorable economic conditions including high unemployment rates continue to have a negative impact on the residential loan portfolio.  However, the provision for loan losses of $20 million for the six months was significantly lower than the $43 million in the prior year six month period.

Net loan charge-offs for the six month period decreased $24 million, or 53%, from $45 million to  $21 million. Corporate charge-offs during the prior year period included $9 million related to the sale of distressed debt in the secondary market with the balance taken almost exclusively on commercial acquisition and development loans.

The amount of nonperforming loans decreased $21 million, or 14%, during the six months ended March 31, 2011 compared to the amount of nonperforming loans at September 30, 2010. CRE nonperforming loans decreased $24 million primarily due to the full resolution of our largest nonperforming loan, the significant pay-down of one CRE loan, and a $4 million partial charge-off of another, which was partially offset by the addition of four loans which were placed on nonaccrual status during the year.  This improvement in CRE nonperforming loans was partially offset by an increase of $3 million in nonperforming residential mortgage loans due to the ongoing elevated level of residential delinquencies. However, total delinquent residential loans (30+ days or more delinquent) decreased $12 million during the six months this year compared to a $5 million increase in the prior year period.

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated:

	Six Months Ended March 31,
	2011			2010
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance (4)	Interest Inc./Exp. (4)	Average Yield/Cost(4)
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income: (1)
Loans held for sale	$18,396	$313	3.41%	$63,896	$1,010	3.17%
Loans held for investment:
Commercial loans	3,354,755	76,618	4.54%	3,045,159	57,913	3.76%
CRE construction loans	62,594	964	3.05%	83,035	848	2.02%
CRE loans	821,688	16,197	3.90%	1,092,116	17,063	3.09%
Residential mortgage loans	1,936,178	46,428	4.42%	2,301,658	54,383	4.73%
Consumer loans	7,445	65	1.76%	18,836	178	1.89%
Total loans, net	6,201,056	140,585	4.40%	6,604,700	131,395	3.95%
Reverse repurchase agreements	-	-	-	343,956	146	0.09%
Agency mortgage-backed securities	197,779	745	0.75%	252,455	951	0.75%
Non-agency collateralized mortgage obligations	234,539	5,692	4.85%	311,469	8,607	5.53%
Money Market funds, cash and cash equivalents	711,772	1,024	0.29%	549,932	894	0.33%
FHLB (2) stock and other	147,777	515	0.70%	116,280	393	0.68%
Total interest-earning banking assets	7,492,923	$148,561	3.85%	8,178,792	$142,386	3.46%

Non-interest-earning banking assets:
Allowance for loan losses	(144,487)			(147,550)
Unrealized loss on available for sale securities	(43,936)			(82,831)
Other assets	245,789			220,131
Total non-interest-earning banking assets	57,366			(10,250)

Total banking assets	$7,550,289			$8,168,542

Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$218,707	$3,129	2.87%	$200,797	$3,297	3.29%
Money Market, savings, and NOW (3) accounts	6,416,544	3,628	0.11%	7,095,063	4,961	0.14%
FHLB (2) advances and other	32,569	665	4.05%	55,999	1,315	4.65%

Total interest-bearing banking liabilities	6,667,820	$7,422	0.22%	7,351,859	$9,573	0.26%

Non-interest-bearing banking liabilities	59,270			22,856

Total banking liabilities	6,727,090			7,374,715

Total banking shareholder’s equity	823,199			793,827

Total banking liabilities and shareholder’s equity	$7,550,289			$8,168,542
(continued on next page)

	Six Months Ended March 31,
	2011			2010
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance(4)	Interest Inc./Exp. (4)	Average Yield/Cost(4)
	($ in thousands)
	(continued from previous page)
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$825,103	$141,139		$826,933	$132,813

Bank net interest:
Spread			3.63%			3.20%
Margin (net yield on interest-earning banking assets)			3.65%			3.23%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			112.37%			111.25%
Return On average:
Total banking assets			1.48%			0.87%
Total banking shareholder's equity			13.59%			8.93%
Average equity to average total banking assets			10.90%			9.72%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the six months ended March 31, 2011 and 2010 was $22 million and $19 million, respectively.

(2)	Federal Home Loan Bank of Atlanta (“FHLB”)

(3)	Negotiable Order of Withdrawal (“NOW”) account.

(4)
During the December 2010 quarter end, RJ Bank reclassified certain average loan balances to more closely align these balances with its assignment of credit risk utilized within the allowance for loan losses evaluation.  As a result, the average loan balances, related interest income and the respective yield calculations presented above differ from those previously reported.

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

	Six Months Ended March 31, 2011 Compared to 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$(719)	$22	$(697)
Loans held for investment:
Commercial loans	5,888	12,817	18,705
CRE construction loans	(208)	324	116
CRE loans	(4,225)	3,359	(866)
Residential mortgage loans (1)	(8,635)	(5,697)	(14,332)
Consumer loans	(108)	(5)	(113)
Reverse repurchase agreements	(146)	-	(146)
Agency mortgage-backed securities	(206)	-	(206)
Non-agency collateralized mortgage obligations	(2,126)	(789)	(2,915)
Money Market funds, cash and cash equivalents	262	(132)	130
FHLB stock and other	107	15	122
Total interest-earning banking assets	(10,116)	9,914	(202)

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	294	(462)	(168)
Money Market, savings and NOW accounts	(474)	(859)	(1,333)
FHLB advances and other	(550)	(100)	(650)
Total interest-bearing banking liabilities	(730)	(1,421)	(2,151)
Change in net interest income	$(9,386)	$11,335	$1,949

(1)	Adjusted to exclude a $6 million December 2010, quarter end correction of an accumulated interest income understatement in prior periods related to purchased residential mortgage loan pools.

Results of Operations – Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Securities commissions and fees	$2,380	65%	$1,446	$4,950	63%	$3,031
Investment banking	5,943	NM	295	7,849	NM	318
Investment advisory fees	1,618	89%	854	3,715	150%	1,486
Interest income	543	394%	110	736	289%	189
Trading profits	1,486	36%	1,095	3,163	27%	2,494
Other income (loss)	(8)	(110)%	84	138	64%	84
Total revenues	11,962	208%	3,884	20,551	170%	7,602

Interest expense	49	(14)%	57	108	(21)%	137
Net revenues	11,913	211%	3,827	20,443	174%	7,465

Non-interest expenses:
Compensation expense	7,297	115%	3,396	12,260	82%	6,723
Other expense	3,273	44%	2,280	6,275	48%	4,229
Total non-interest expenses	10,570	86%	5,676	18,535	69%	10,952

Income (Loss) before taxes and including noncontrolling interests:	1,343	173%	(1,849)	1,908	155%	(3,487)
Noncontrolling Interests	151		(279)	395		(505)
Pre-tax income (loss) excluding noncontrolling interests	$1,192	176%	$(1,570)	$1,513	151%	$(2,982)

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina, Uruguay and Brazil.

Quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 – Emerging Markets

Pre-tax income in the Emerging Markets segment increased by nearly $3 million, or 176%, as compared to the same quarter in the prior year.

Net revenues increased by over $8 million, primarily resulting from an increase in investment banking fees of approximately $6 million.  Our Argentine joint venture was an advisor to our institutional clients in several significant transactions.  Investment advisory fees increased nearly $1 million as our Argentine asset management venture continues to grow its assets under management, which increased by 13% to $214 million as compared to the prior year period.

Non-interest expenses increased nearly $5 million, resulting primarily from higher compensation expense resulting from the increased investment banking activity.

Six months ended March 31, 2011 compared to the six months ended March 31, 2010 – Emerging Markets

Pre-tax income in the Emerging Markets segment increased by over $4 million, or 151%, for the six months as compared to the prior year period.

Net revenues increased by nearly $13 million, primarily resulting from a $2 million increase in securities commissions and an $8 million increase in investment banking fees.  The investment banking fee increase results from our Argentine joint venture providing advisory services to institutional clients in several significant transactions during the current year period.  Investment advisory fees increased by over $2 million as our Argentine asset management venture have grown their assets under management 13% as compared to the prior year period.

Non-interest expenses increased nearly $8 million, resulting primarily from higher compensation expense resulting from the increased investment banking activity.

Results of Operations – Securities Lending

The following table presents consolidated financial information of our Securities Lending (formerly named “Stock Loan/Borrow”) segment for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Interest income and expense:
Interest income	$1,369	(36)%	$2,143	$2,965	(24)%	$3,908
Interest expense	401	(57)%	926	910	(38)%	1,475
Net interest income	968	(20)%	1,217	2,055	(16)%	2,433

Other income	110	47%	75	264	43%	185
Net revenues	1,078	(17)%	1,292	2,319	(11)%	2,618

Non-interest expenses:	748	16%	646	1,465	14%	1,285
Pre-tax income	$330	(49)%	$646	$854	(36)%	$1,333

This segment conducts its business through the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties.  Generally, we conduct these activities as an intermediary (referred to as “Matched Book”).  However, Securities Lending will also loan customer marginable securities held in a margin account containing a debit (referred to as lending from the “Box”) to counterparties. The borrower of the securities puts up a cash deposit on which interest is earned.  The lender in turn receives cash and pays interest. These cash deposits are adjusted daily to reflect changes in the current market value of the underlying securities. The net revenues of this operation are the interest spreads generated.

Quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 – Securities Lending

Pre-tax income generated by this segment decreased by approximately $300,000 as compared to the same quarter in the prior year.

The decrease is due to lower net interest income and a slight increase in non-interest expenses.    The Matched Book activities generated a substantially similar level of pre-tax income.  Net interest income for the Box lending activities decreased by over $200,000 resulting from lower average balances outstanding this quarter as compared to the prior year quarter, partially offset by an increase in the net interest spread on these activities.

Six months ended March 31, 2011 compared to the six months ended March 31, 2010 – Securities Lending

Pre-tax income generated by this segment decreased by approximately $500,000 as compared to the prior year period.

The decrease is due to lower net interest income and a slight increase in non-interest expenses.    The Matched Book activities generated a substantially similar level of pre-tax income.  Net interest income for the Box lending activities decreased by nearly $300,000 as compared to the prior year-to-date period.  Although the average balances outstanding increased in this current six-month period as compared to the prior year six-month period, our net margin on these activities was lower than in the comparable prior period.

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Propriety Capital segment for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Interest	$(20)	NM	$57	$180	210%	$58
Investment advisory fees	237	(14)%	275	475	(14)%	550
Other	(492)	NM	12,351	(260)	NM	12,040
Total revenues	(275)	NM	12,683	395	(97)%	12,648

Expenses:
Compensation expense	465	30%	357	1,104	26%	878
Other expenses	168	(91)%	1,816	264	(87)%	2,046
Total expenses	633	(71)%	2,173	1,368	(53)%	2,924

Income before taxes and including noncontrolling interests:	(908)	(109)%	10,510	(973)	NM	9,724
Noncontrolling interests	3,124		10,552	3,201		10,578
Pre-tax loss excluding noncontrolling interests	$(4,032)	NM	$(42)	$(4,174)	(389)%	$(854)

Proprietary Capital segment consists of our principal capital and private equity activities and the segment results are substantially determined by the valuations within Raymond James Capital Partners, L.P. (“Capital Partners”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and the valuations of our direct merchant banking investments and our investments in third-party private equity funds.  As of March 31, 2011, our merchant banking investments, at fair value, include a $19 million investment in a manufacturer of crime investigation and forensic supplies (the “Forensic Supply Company”), a $17 million investment in an event photography business, and a $18 million indirect investment (through Capital Partners) in an allergy immunotherapy testing and treatment supply company ( the “Allergy Company”).

Quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 – Proprietary Capital

Pre-tax loss generated by this segment increased $4 million as compared to the same quarter in the prior year.

In the current year period, the results include a $3 million write-down in the value of our investment in the Forensic Supply Company as well as approximately $400,000 in write-downs in the value of certain other holdings.  These write-downs were partially offset by a net $700,000 increase (after adjustment for the portion of the business we do not own) in the value of the Allergy Company.

The prior year period reflected nearly break-even results that included two non-recurring events.  One was a $12 million increase in the value of our investments, primarily due to an increase in the value of the Allergy Company.  Since we only own a portion of that business, net of the noncontrolling interests, our share of this prior period increase netted to a prior period gain of approximately $2 million.  Nearly offsetting this prior period net gain were other expenses of nearly $2 million related to due diligence activities which were not incurred during the current year period.

Six months ended March 31, 2011 compared to the six months ended March 31, 2010 – Proprietary Capital

Pre-tax loss generated by this segment increased approximately $3 million for the six months as compared to the prior year period.

In the current year period, the results include a $3 million write-down in the value of our investment in the Forensic Supply Company as well as approximately $400,000 in write-downs in the value of certain other holdings.  These write-downs were partially offset by a net $700,000 increase (after adjustment for the portion of the business we do not own) in the value of the Allergy Company.

The prior year period reflected a nearly $1 million loss that included two non-recurring events.  One was a $12 million increase in the value of our investments, primarily comprised of an increase in the value of the Allergy Company.  Since we only own a portion of that business, net of the noncontrolling interests, our share of this prior period increase netted to a prior period gain of approximately $2 million.  Nearly offsetting this prior period net gain were other expenses of nearly $2 million related to due diligence activities which have not been incurred during the current year period.

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Interest income	$1,761	66%	$1,059	$3,701	29%	$2,875
Other	1,813	85%	979	3,276	256%	921
Total revenues	3,574	75%	2,038	6,977	84%	3,796

Interest expense	6,376	(3)%	6,571	13,342	1%	13,234
Net revenues	(2,802)	38%	(4,533)	(6,365)	33%	(9,438)

Other expense	5,613	3%	5,444	14,683	56%	9,423
Pre-tax loss	$(8,415)	16%	$(9,977)	$(21,048)	(12)%	$(18,861)

This segment includes various corporate overhead costs, including interest expense on our senior debt.

Quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 – Other

Pre-tax loss arising from this segment decreased approximately $2 million, or 16%, as compared to the same quarter in the prior year.  This increase results primarily from the sale of certain of our investments during the quarter which resulted in realized gains that are included within other revenue.   Expenses of this segment, including both interest and other expenses, were flat as compared to the prior year quarter.

Six months ended March 31, 2011 compared to the six months ended March 31, 2010 – Other

Pre-tax loss arising from this segment increased approximately $2 million, or 12%, for the six months as compared to the prior year period.  Total revenues increased by approximately $3 million, or 84%, as compared to the prior year period primarily due to increases in the value of certain investments over such period, some of which were sold and resulted in certain realized gains that are included within other revenue.  This increase in revenue was offset by a $5 million increase in other expense.  The expense increase results primarily from increases in incentive compensation expense resulting from the increase in RJF profitability over the prior period as well as an increase in advertising expenses related to our television campaign which aired during the current period.  Interest expense is flat as compared to the prior year period.

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

Liquidity is provided primarily through our business operations and financing activities.  Financing activities could include bank borrowings, repurchase agreement transactions or additional capital raising activities under the “universal” shelf registration filed with the Securities and Exchange Commission (“SEC”) in May 2009, which is still effective and could facilitate such purposes.

Cash provided by operating activities during the six months ended March 31, 2011 was approximately $1.1 billion, mainly driven by an increase in cash resulting from our successful operating results over the period, and a decrease in assets segregated pursuant to regulations and other segregated assets.  These assets decreased as a result of the transactions associated with the point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at September 30, 2010 (for more information regarding these point-in-time transactions, see Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, and Note 22 on page 130 of our 2010 Form 10-K). This increase in operating cash was partially offset by the use of operating cash resulting from an increase in securities purchased under agreements to resell and other collateralized financings (net of securities sold under agreements to repurchase), a decrease in stock loaned (net of stock borrowed) and a decrease in accrued compensation, commissions and benefits.

Cash provided by investing activities amounted to $102 million for the six month period ended March 31, 2011.  Cash was received from the maturations, repayments and sales of available for sale securities, as well as a net decrease in loans.

Financing activities used $2.9 billion of operating cash for the six month period ended March 31, 2011.  This use of cash resulted predominantly from the repayment of borrowings and decrease in bank deposits, both of which had arisen as of September 30, 2010 as a result of the transactions associated with the September 30, 2010 point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution (for more information regarding these point-in-time transactions, see Note 22 on page 130 of our 2010 Form 10-K).  Other than the impact of those point-in-time transactions, cash was also used in financing activities during the period for repayments on certain lines of credit and to pay dividends.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations, committed and uncommitted financing facilities, and the April 2011 sale of $250 million in aggregate principal amount of 4.25% senior notes due in April 2016, should provide adequate funds for continuing operations at current levels of activity.  Refer to the update regarding the potential impact on our liquidity arising from any future agreement to repurchase all or part of the ARS held by our clients in Part II – Item 1 Legal Proceedings, within this Form 10-Q.

Sources of Liquidity

In addition to $425 million of parent company cash held by RJ&A on March 31, 2011 and net proceeds from an April 2011 sale of $250 million in aggregate of senior notes (see Note 19 of the Notes to Condensed Consolidated Financial Statements for more details), we have various potential sources of liquidity as set forth below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A, which is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At March 31, 2011, RJ&A exceeded both the minimum regulatory, as well as its covenant, net capital requirements. At that date, RJ&A had excess net capital of $339 million, of which approximately $144 million is available for dividend (after taking into account regulatory and covenant restrictions) while still maintaining its net capital at 15% of aggregate debit items, its current internal and informal policy.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without the Financial Industry Regulatory Authority (“FINRA”) approval.

Subject to 30-day notification and approval by the Office of Thrift Supervision, RJ Bank may pay dividends to the parent company as long as RJ Bank maintains its “well capitalized” status under bank regulatory capital guidelines.  During the six month period ended March 31, 2011, RJ Bank made $100 million in dividend payments to RJF.  RJ Bank had approximately $87 million of capital in excess of the amount it would need as of March 31, 2011 to maintain a total capital to risk-weighted assets ratio of 12%, its current policy.  See further discussion of RJ Bank’s ability to pay dividends in Note 26 pages 135 – 138 in our 2010 Form 10-K.

Liquidity available to us from our subsidiaries, other than RJ&A and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third-party lenders as of March 31, 2011:

	Committed Secured	Uncommitted Secured (1)	Uncommitted Unsecured (1)	Total
	($ in thousands)

RJ&A	$425,000	$635,100	$325,000	$1,385,100

Number of agreements	4	6	4

(1)       Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The domestic arrangements included in the table above are in the form of either tri-party repurchase agreements, bilateral repurchase agreements, secured lines of credit, uncommitted unsecured lines of credit or uncommitted bilateral repurchase agreements.

Outstanding borrowings on the committed or uncommitted bilateral repurchase agreements were $29.8 million and $32.5 million, respectively, as of March 31, 2011.  Outstanding balances on the repurchase agreements are included in Securities Sold under Agreements to Repurchase.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133%.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13.5 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of March 31, 2011.

RJ Bank had $1.1 billion in immediate credit available from the FHLB on March 31, 2011 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the Federal Reserve System’s (the “FRB”) discount-window program, however, RJ Bank does not view borrowings from the FRB as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the FRB.

From time to time we purchase short-term securities under agreements to resell (“reverse repurchase agreements”) and sell securities under agreements to repurchase (“repurchase agreements”). We account for each of these types of transactions as collateralized financings.  At March 31, 2011, there were collateralized financings outstanding in the amount of $62.3 million which are included in Securities Sold under Agreements to Repurchase on the Condensed Consolidated Statements of Financial Condition. Such financings are generally collateralized by non-customer, RJ&A-owned securities.  The average daily balance outstanding during the quarter ended and the period ended balances at each respective period end for repurchase agreements and reverse repurchase agreements are as follows:

	Repurchase Transactions		Reverse Repurchase Transactions
For the Quarter Ended:	Average Daily Balance Outstanding	End of Period Balance Outstanding	Average Daily Balance Outstanding	End of Period Balance Outstanding
	(in thousands)

March 31, 2011	$66,848	$62,292	$444,640	$390,376
September 30, 2010	$158,489	$233,346	$326,927	$344,652

At March 31, 2011 and September 30, 2010, we had other debt of $354 million and $356 million, respectively. The balance at March 31, 2011 is comprised of a $54 million balance outstanding on our mortgage loan for our home-office complex and $300 million outstanding on our senior notes due August 2019.  See Note 19 of the Notes to Condensed Consolidated Financial Statements for information regarding our sale of $250 million in aggregate principal amount of 4.25% senior notes due April 2016, which occurred in April 2011.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard and Poor’s	BBB	Negative
Moody’s Investor Service	Baa2	Stable

The Standard and Poor’s rating and outlook as reported were unchanged in their latest report dated December 23, 2010. The Moody’s Investor Service rating and outlook are from their October, 2010 report, which reflected no change in the rating and an improved outlook as compared to their previous report. We believe our current long-term debt ratings depend upon a number of factors including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings.  The rating agencies also have announced that they are reviewing ratings following the passage of the Dodd-Frank Act.  Any rating downgrades could increase our costs in the event we were to pursue obtaining additional financing.

Other Sources of Liquidity

We own a significant number of life insurance policies utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. We are able to borrow up to 90% of the cash surrender value of certain of these policies.  The policies which we could readily borrow against have a cash surrender value of approximately $123 million as of March 31, 2011.  There are no borrowings outstanding against any of these policies as of March 31, 2011.

On May 29, 2009 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune. In August 2009, we sold $300 million in aggregate principal amount of 8.60% senior notes due in August 2019, through a registered underwritten public offering.  In April 2011, we sold $250 million in aggregate principal amount of 4.25% senior notes due April 2016, through a registered underwritten public offering (see Note 19 of the Notes to Condensed Consolidated Financial Statements for more details).  The May 29, 2009 registration statement is still effective and could facilitate future capital raising activities.

See Contractual Obligations, Commitments and Contingencies section for information regarding our commitments.

Statement of Financial Condition Analysis

The assets on our statement of financial condition consist primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables, including bank loans, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $15.3 billion at March 31, 2011 were approximately 15% lower than total assets as of September 30, 2010.  Decreases in cash and cash equivalents and assets segregated pursuant to regulations and other segregated assets are all the result of the transactions associated with the September 30, 2010 point-in-time regulatory balance sheet composition requirements of RJ Bank.  See Note 22 page 130 of our 2010 Form 10-K for discussion of the September 30, 2010 point-in-time test.  Exclusive of these transactions, which totaled approximately $3.1 billion, total assets increased slightly as compared to September 30, 2010.

As of March 31, 2011, our liabilities of $12.5 billion were approximately 18% less than our liabilities as of September 30, 2010, due to decreases in other borrowings and bank deposits that were also associated with the September 30, 2010 point-in-time regulatory balance sheet composition requirements of RJ Bank.  Exclusive of these transactions, which totaled approximately $3.1 billion, total liabilities increased slightly.

Contractual Obligations, Commitments and Contingencies

RJ&A and RJFS have been subject to ongoing investigations in connection with their sale of ARS. Refer to the discussion of this matter on pages 25 and 52 of our 2010 Form 10-K and in Part II, Item 1, “Legal Proceedings” of this Form 10-Q.

As of March 31, 2011, there has been no material change in our contractual obligations other than in the ordinary course of business since September 30, 2010.  See Note 17 pages 117 - 120 of the Notes to the Consolidated Financial Statements in our 2010 Form 10-K, Contractual Obligations, Commitments and Contingencies on pages 51 – 52 in our 2010 Form 10-K and Note 12 of these Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our commitments and contingencies.

Regulatory

The following discussion should be read in conjunction with the Regulatory section on pages 52 - 53 of our 2010 Form 10-K.

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of March 31, 2011.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the three-month period ended March 31, 2011.

Under the regulatory framework for prompt corrective action, RJ Bank met the requirements to be categorized as “well capitalized” as of March 31, 2011.

As previously stated, our intention is for RJ Bank to become a commercial bank, thereby enabling it to have a majority of its loan portfolio comprised of corporate loans secured by other corporate assets and commercial real estate loans. If RJ Bank were to remain a thrift, its business mix would be required to be oriented to loans related to residential real estate and other qualifying thrift assets.

The recently enacted Dodd-Frank Act has the potential to impact certain of our current business operations, including, but not limited to, its impact on RJ Bank which is discussed in Item 1, Business-“Regulation” on pages 9 – 11 in our 2010 Form 10-K .  Because of the nature of our business and our business practices, we do not expect the Dodd-Frank Act to have a significant impact on our operations as a whole. However, because many of the implementing regulations will result from further studies and are yet to be adopted by various regulatory agencies, the specific impact on each of our businesses is uncertain.

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

Factors Affecting “Forward-Looking Statements”

From time to time, we may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at RJ Bank, projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, ARS, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” in Item 1A of Part I on pages 13 – 23 included in the 2010 Form 10-K and in Item 1A of Part II of this report on Form 10-Q.  We do not undertake any obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  For a full description of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included on pages 79 – 90 in our 2010 Form 10-K and updated in Note 1 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.  We believe that of our significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the condensed consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of our operations and our financial position.

Valuation of Financial Instruments, Investments and Other Assets

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income, is fundamental to our financial statements and our risk management processes.  See Note 1 pages 81 – 84 of our 2010 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased.  We have not implemented any material changes in the accounting policies described therein during the period covered by this report.

“Trading instruments” and “available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our other comprehensive income, depending on the underlying purpose of the instrument.

As of March 31, 2011, 7.8% of our total assets and 0.9% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $169 million as of March 31, 2011 and represent 14.2% of our assets measured at fair value. Our investments in Private Equity comprise $157 million or 93% of our Level 3 assets.  Level 3 assets represent 6% of total equity as of March 31, 2011.

Financial instruments which are liabilities categorized as Level 3 amount to $42,000 as of March 31, 2011 and represent less than 1% of liabilities measured at fair value.

See Notes 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment.  For a discussion of the judgments involved in testing goodwill for impairment, see the Goodwill section on page 57 – 58 of our 2010 Form 10-K.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  During the quarter ended March 31, 2011, we updated our income approach and market approach valuation models as of December 31, 2010 for the PCG and Capital Markets reporting units which have an allocation of goodwill.  Based upon this updated analysis, we concluded that the goodwill allocated to our reporting units was not impaired at December 31, 2010.  Our valuation estimates for those reporting units indicated that the fair values of their equity were substantially in excess of their book carrying values, which include the allocated goodwill.  No events occurred since the completion of that analysis that would cause us to update the annual impairment testing we last performed as of December 31, 2010.

Allowance for Loan Losses and Other Provisions for Losses

Refer to the discussion of the allowance for loan losses and other provisions for losses on pages 58 – 60 of our 2010 Form 10-K.

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio.  See Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

At March 31, 2011, the amortized cost of all RJ Bank loans was $6.2 billion and an allowance for loan losses of $146.1 million was recorded against that balance. The total allowance for loan losses is equal to 2.37% of the amortized cost of the loan portfolio.

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

Effects of Recently Issued Accounting Standards, and Accounting Standards Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the accounting for transfers of financial assets, as an amendment of previously issued guidance. This new guidance eliminates the Qualified Special Purpose Entity (“QSPE”) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions.  We adopted this new guidance as of October 1, 2010.  There was no significant impact on our Condensed Consolidated Financial Statements as a result of our application of this new guidance.

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former QSPEs for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any variable interest entities to which we are a party. We adopted this new guidance as of October 1, 2010.  Upon adoption, we deconsolidated two low-income housing tax credit (“LIHTC”) funds of which we determined we are no longer the primary beneficiary, and consolidated two other LIHTC funds of which we determined we are the primary beneficiary under the new guidance.  See Notes 1 and 7 of the Notes to Condensed Consolidated Financial Statements for more information on the adoption of this new accounting guidance.

In July 2010, the FASB issued new guidance that requires enhanced disclosure about our allowances for loan losses and credit quality of our financing receivables.  This new guidance is intended to provide greater transparency about credit risk exposures and the adequacy of the allowance for loan losses and other financing receivables and includes disaggregation of existing disclosures based on what management uses when assessing and monitoring the financing receivable’s risk and performance.  Additionally, new financial statement disclosures related to credit quality indicators, aging of financing receivables, and any significant purchases and sales will be required.  See Notes 1 and 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for more information on the adoption of this new accounting guidance.  The new disclosures regarding activities that occur during a reporting period are effective for us in this reporting period.  The adoption of this new accounting guidance resulted in a significant increase in certain of our financial statement disclosures, but the adoption did not have any impact on our financial position or results of operations.

In April 2011, the FASB issued new guidance regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring (“TDR”).  This new guidance requires creditors to evaluate modifications and restructurings using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs.  This new guidance is effective for us in our upcoming period ending September 30, 2011.  We are currently evaluating the impact the adoption of this new guidance will have on our consolidated financial statements.

In April 2011, the FASB issued new guidance regarding the evaluation of certain terms in repurchase agreements which impact the determination of whether a repurchase arrangement should be accounted for as a secured borrowing or a sale.  The new guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially agreed terms, even in the event of default by the transferee.  This new guidance is effective prospectively for any of our applicable transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  We do not anticipate that this new guidance will have any significant impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

For information concerning our off-balance sheet arrangements, see Note 16 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of our risk management policies, including a discussion of our primary market risk exposures, which include interest rate risk and equity price risk, as well as a discussion of our foreign exchange risk, credit risk including a discussion of our loan underwriting policies and risk monitoring processes applicable to RJ Bank, liquidity risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to pages 62 – 73 of our 2010 Form 10-K.

Market Risk

See Notes 3 and 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the fair value of trading inventories associated with our broker-dealer client facilitation, market-making and proprietary trading activities.

As of March 31, 2011, the absolute fixed income and equity inventory limits, excluding contractual underwriting commitments for our domestic subsidiaries, were $1.97 billion and $69.8 million, respectively. These same inventory limits for RJ Ltd. as of March 31, 2011, were Canadian dollars (“CDN”) $45.8 million and CDN $73.9 million, respectively. Our trading activities in the aggregate were significantly below these limits at March 31, 2011.

Interest Rate Risk

We are exposed to interest rate risk as a result of our RJ Bank operations, as well as our trading inventories of fixed income instruments held in our Capital Markets segment.  We actively manage our interest rate risk arising from our inventories of fixed securities through the use of hedging techniques that involve swaps, futures and U.S. Treasury obligations. We monitor, on a daily basis, the Value-at-Risk (“VaR”) in our institutional Fixed Income trading portfolios (cash instruments and interest rate derivatives). VaR is an appropriate statistical technique for estimating the potential loss in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level.

To calculate VaR, we use historical simulation.  This approach assumes that historical changes in market conditions are representative of future changes.  The simulation is based upon daily market data for the previous twelve months.  VaR is reported at a 99% confidence level based on a one-day time horizon.  This means that we could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year on average over the course of time.  During the six months ended March 31, 2011, the reported daily loss in the institutional Fixed Income trading portfolio did not exceed the predicted VaR on any trading day.

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

The following tables set forth the high, low, and daily average VaR for our overall institutional fixed income portfolio during the six months ended March 31, 2011, and the VaR at March 31, 2011, and September 30, 2010 with the corresponding dollar value of our portfolio:

	Six Months Ended March 31, 2011			VaR at
	High	Low	Daily Average	March 31, 2011	September 30, 2010

	($ in thousands)

Daily VaR	$1,015	$211	$619	$553	$247
Related portfolio value (net) (1)	225,783	299,698	223,435	193,088	239,845
VaR as a percent of portfolio value	0.45%	0.07%	0.28%	0.29%	0.10%

(1)      Portfolio value achieved on the day of the VaR calculation.

The following tables set forth the high, low, and daily average VaR for our overall institutional fixed income portfolio during the six months ended March 31, 2010, and the VaR at March 31, 2010 with the corresponding dollar value of our portfolio:

	Six Months Ended March 31, 2010			VaR at
	High	Low	Daily Average	March 31,2010

	($ in thousands)

Daily VaR	$870	$300	$566	$557
Related portfolio value (net) (1)	157,614	192,144	158,069	214,011
VaR as a percent of portfolio value	0.55%	0.16%	0.39%	0.26%

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

RJ Bank maintains an earning asset portfolio that is comprised of commercial and residential real estate, commercial and consumer loans, as well as mortgage-backed securities, collateralized mortgage obligations, Small Business Administration loan securitizations, deposits at other banks and other investments.  Those earning assets are funded by RJ Bank’s obligations to customers.  Based on the current earning asset portfolio of RJ Bank, market risk for RJ Bank is limited primarily to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the quarter, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising should the economic environment begin to improve.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described on page 64 of our 2010 Form 10-K. There were no material changes to these methods during the six months ended March 31, 2011.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Changes in Rate	Net Interest Income	Projected Change in Net Interest Income
	($ in thousands)

+300	$272,574	5.86
+200	274,847	6.74
+100	273,006	6.02
-	257,497	-
-100	231,096	(10.25)

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at March 31, 2011:

	Repricing Opportunities
	0 - 6 Months	7 – 12 Months	1 – 5 Years	5 or More Years
	(in thousands)
Interest-earning assets:
Loans	$5,268,604	$512,508	$384,843	$50,083
Available for sale securities	203,669	23,690	92,383	73,546
Other investments	976,268	-	-	-
Total interest-earning assets	6,448,541	536,198	477,226	123,629
Interest-bearing liabilities:
Transaction and savings accounts	6,482,028	-	-	-
Certificates of deposit	46,589	15,295	165,055	-
Total interest-bearing liabilities	6,528,617	15,295	165,055	-
Gap	(80,076)	520,903	312,171	123,629
Cumulative gap	$(80,076)	$440,827	$752,998	$876,627

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2011:

	Interest Rate Type
	Fixed	Adjustable	Total
	(in thousands)
Loans held for sale	$483	$6,921	$7,404
Loans held for investment:
Commercial loans	21,522	3,408,236	3,429,758
Commercial RE construction loans	-	19,577	19,577
Commercial real estate loans	3,834	479,727	483,561
Residential mortgage loans	51,678	1,790,265	1,841,943
Consumer loans	27	25	52
Total loans held for investment	77,061	5,697,830	5,774,891
Total loans	$77,544	$5,704,751	$5,782,295

To mitigate interest rate risk in a significantly rising rate environment, during fiscal year 2008 RJ Bank purchased three-year term interest rate caps. See Note 10 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.

Equity Price Risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the six months ended March 31, 2011 was CDN $15.4 million.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign Exchange Risk

We are subject to foreign exchange risk due to financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates and our investments in foreign subsidiaries. In order to mitigate the former risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of March 31, 2011, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $11.5 million and CDN $14.7 million, respectively.  To date, we have elected not to hedge the carrying value of our investments in foreign subsidiaries for a variety of reasons, including but not limited to immateriality, accounting considerations, and the economic cost of hedging particular exposures.

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

RJ Bank’s strategy for credit risk management includes conservative and well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all corporate, residential and consumer credit exposures.  The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of all corporate loans and individual delinquent residential and consumer loans.  The credit risk management process also includes an annual independent review of the credit risk monitoring process that performs assessments of compliance with corporate, residential mortgage and consumer credit policies, risk ratings, and other critical credit information.

In evaluating credit risk, RJ Bank considers trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or customer concentrations, the loan portfolio composition and macroeconomic factors.

Changes in the allowance for loan losses of RJ Bank were as follows:

	Six Months Ended March 31,
	2011	2010
	($ in thousands)

Allowance for loan losses, beginning of period	$147,084	$150,272
Provision for loan losses	19,869	42,772
Net charge-offs	(20,838)	(44,686)
Allowance for loan losses, end of period	$146,115	$148,358

Allowance for loan losses to total bank loans outstanding	2.37%	2.32%

The primary factors impacting the provision for loan losses during the period were a reduction in commercial real estate nonperforming loans, an improvement in the credit characteristics of certain problem loans, reduced loan charge-offs and the stabilization of the balance of residential mortgage nonperforming loans.  In addition, although the amount of nonperforming loans remains elevated by historical standards, somewhat improved economic conditions relative to the prior year has limited the amount of new problem loans.

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment (annualized):

	Three Months Ended March 31,				Six Months Ended March 31,
	2011		2010		2011		2010
	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans

	($ in thousands)

Commercial	$82	0.01%	$-	-	$82	-	$-	-
CRE	3,302	1.65%	13,036	4.84%	9,651	2.35%	27,633	5.06%
Residential mortgage	5,123	1.08%	7,707	1.35%	11,066	1.14%	17,053	1.48%
Consumer	39	2.53%	-	-	39	1.05%	-	-

Total	$8,546	0.55%	$20,743	1.27%	$20,838	0.67%	$44,686	1.35%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 59% decline in net charge-offs compared to the prior year quarter was primarily attributable to improved credit quality in the CRE loan portfolio in addition to a stabilization of the balance in nonperforming residential mortgage loans. Prior year commercial real estate charge-offs included $8.7 million related to the sale of distressed debt in the secondary market.

The table below presents nonperforming loans and total allowance for loan losses:

	March 31, 2011		September 30, 2010
	Nonperforming Loan Balance	Allowance for Loan Losses Balance	Nonperforming Loan Balance	Allowance for Loan Losses Balance

	(in thousands)

Loans held for sale	$-	$(4)	$-	$(23)
Loans held for investment:
Commercial	-	(64,696)	-	(60,464)
CRE construction	-	(2,745)	-	(4,473)
CRE	44,315	(44,182)	67,901	(47,771)
Residential mortgage	88,515	(34,469)	86,082	(34,297)
Consumer	-	(19)	-	(56)
Total	$132,830	$(146,115)	$153,983	$(147,084)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased 14% during the six months ended March 31, 2011.  CRE nonperforming loans decreased $23.6 million, or 35%, primarily due to the full resolution of our largest nonperforming loan, the significant pay-down of one CRE loan, and a $3.6 million partial charge-off of another, which was partially offset by the addition of four loans which were placed on nonaccrual status during the year. This improvement in CRE nonperforming loans was partially offset by an increase of $2.4 million in nonperforming residential mortgage loans due to the ongoing economic impact of residential mortgage delinquencies. Included in nonperforming residential mortgage loans are $72.9 million in loans for which $40.6 million in charge-offs were previously recorded.

Loan Underwriting Policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 68 – 69 of our 2010 Form 10-K. There were no material changes in RJ Bank’s underwriting policies during the six months ended March 31, 2011.

Risk Monitoring Process

RJ Bank’s credit risk strategy regarding ongoing risk monitoring and review process for all of its residential, consumer and corporate credit exposures is discussed on pages 69 – 72 of our 2010 Form 10-K. There were no material changes to those processes and policies during the six month period ended March 31, 2011.

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

Residential mortgage and consumer loan delinquency levels have been increasing at RJ Bank due to the current economic downturn and the high level of unemployment. However, at March 31, 2011, loans over 30 days delinquent (including nonperforming loans) decreased to 4.26% of residential and consumer loans outstanding, compared to 4.44% over 30 days delinquent at September 30, 2010, with a total dollar decrease of $11.6 million.  Additionally, our March 31, 2011 percentage compares favorably to the national average for over 30 day delinquencies of 10.57% as most recently reported by the Federal Reserve.

The following table presents a summary of delinquent residential and consumer loans:

	Delinquent Residential and Consumer Loans (Amount)		Delinquent Residential and Consumer Loans as a Percentage of Outstanding Loan Balances
	March 31, 2011	September 30, 2010	March 31, 2011	September 30, 2010

	($ in thousands)

30-89 days	$13,188	$24,441	0.71%	1.20%
90 days or more	65,514	65,897	3.55%	3.24%

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See page 70 of our 2010 Form 10 - K for further discussion of this process. There have been no material changes to this process during the six months ended March 31, 2011.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

March 31, 2011		September 30, 2010 (1)
($ outstanding as a % of RJ Bank total assets)

4.2%	CA (2)	4.8%	CA (2)
3.0%	FL	3.2%	FL
2.6%	NY	3.2%	NY
1.3%	NJ	1.5%	NJ
1.1%	VA	1.2%	VA

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

(2)
This concentration ratio for the State of California excludes 2.4% and 2.3% at March 31, 2011 and September 30, 2010, respectively, for purchased loans that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At March 31, 2011 and September 30, 2010, these loans totaled $838 million and $1.1 billion, respectively, or approximately 45% and 60% of the residential mortgage portfolio, respectively.  In the current interest rate environment, a large percentage of these loans were projected to adjust to a payment lower than the current payment. The outstanding balance of interest-only loans at March 31, 2011, based on their contractual terms, are scheduled to reprice as follows (in thousands):

March 31, 2011

One year or less	$431,326
Over one year through two years	192,883
Over two years through three years	73,202
Over three years through four years	101,331
Over four years through five years	22,532
Over five years	16,823
Total outstanding residential interest-only loan balance	$838,097

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	March 31, 2011	September 30, 2010

Residential first mortgage loan weighted-average LTV/FICO (1)	65%/752	65%/751

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

RJ Bank estimates that residential loans with LTVs between 100% and 120% represent 17% of the residential mortgage loan portfolio and residential loans with LTVs in excess of 120% represent 8% of the residential mortgage loan portfolio.  The average estimated LTV is approximately 80% for the total residential mortgage loan portfolio.  Credit risk management for the residential portfolio utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Corporate Loans

At March 31, 2011, there were no loans in addition to loans classified as nonperforming, that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

March 31, 2011		September 30, 2010 (1)
($ outstanding as a % of RJ Bank total assets)

4.6%	Telecommunications	4.3%	Consumer products and services
4.2%	Consumer products and services	4.1%	Telecommunications
3.2%	Media communications	3.2%	Hospitality
2.9%	Healthcare providers (non-hospitals)	2.8%	Retail real estate
2.6%	Hospitality	2.6%	Hospitals

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on pages 25 – 26 of our 2010 Form 10-K.

We, in conjunction with other industry participants, continue to actively seek a solution to ARS’ illiquidity.

As of March 31, 2011, the balance of ARS held by our customers approximated $370 million.  Nearly 40% of the remaining balance of ARS currently held by our clients have been issued by Nuveen Investments (“Nuveen”), a large mutual fund sponsor.  During the current period, Nuveen has continued its redemption of certain ARS issues and in early May, announced purposed transactions that would enable the redemption of up to $94 million of the ARS held by our customers.  However, there can be no assurance those refinancings will occur.  Should restructurings and refinancings continue, then clients’ holdings could be reduced further.  Were we compelled to repurchase all or a significant portion of the outstanding ARS held by our clients, we believe we now have the available cash to do so.  Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Liquidity,” in this Form 10-Q for more information regarding our liquidity.  Any such repurchase would result in the ARS securities being recorded on our books at their fair value, which could be less than their par value.  See Note 12 of the Notes to Condensed Consolidated Financial Statements for a discussion of the potential loss which could result from the difference between the par value and the fair value of the outstanding ARS held by our clients as of March 31, 2011.

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

Item 1A. RISK FACTORS

See Item 1A: Risk Factors, on pages 13 – 23 of our 2010 Form 10-K for a discussion of risk factors that impact our operations and financial results.  There have been no material changes in the risk factors as discussed therein.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on our purchases of our own stock, on a monthly basis for the six month period ended March 31, 2011:

	Number of Shares Purchased (1)	Average Price Per Share

October 1, 2010 – October 31, 2010	-	$-
November 1, 2010 – November 30, 2010	10,967	30.59
December 1, 2010 – December 31, 2010	170,564	26.91
First quarter	181,531	27.13

January 1, 2011 – January 31, 2011	22,085	34.79
February 1, 2011 – February 28, 2011	25,345	37.92
March 1, 2011 – March 31, 2011	-	-
Second quarter	47,430	36.46
Year-to-date	228,961	$29.07

(1)
We do not have a formal stock repurchase plan. Since May 2004, our Board of Directors has authorized $150 million for repurchases at the discretion of our Board’s Share Repurchase Committee. As a result, 4,105,245 shares have been repurchased for a total of $94.7 million, leaving $55.3 million available to repurchase shares. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. Accordingly, we purchased no shares in open market transactions during the six months ended March 31, 2011. During the six months ended March 31, 2011, 158,469 shares were purchased for the trust fund that was established and funded to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 14 of the Notes to Condensed Consolidated Financial Statements for more information on this trust fund). We received 70,492 shares that were surrendered by employees as payment for option exercises during the six months ended March 31, 2011.

We expect to continue paying cash dividends. However, the payment and rate of dividends on our common stock is subject to several factors including operating results, our financial requirements, and the availability of funds from our subsidiaries, including the broker-dealer and bank subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the Investment Industry Regulatory Organization of Canada (“IIROC”) and RJ Bank, which may be subject to restrictions by federal banking agencies. Such restrictions have never limited our dividend payments. (See Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for more information on the capital restrictions placed on RJ Bank and our broker-dealer subsidiaries.)

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

4.1
Second Supplemental Indenture, dated as of April 11, 2011 (for senior debt securities) between Raymond James Financial, Inc. and the Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 as filed with Form 8-K on April 11, 2011.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 9, 2011	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: May 9, 2011	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
and Chief Financial Officer

EXHIBIT 12.1

STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
(in thousands, except ratio of earnings to fixed charges and preferred stock dividends)

	Six Months Ended
	March 31,		Year Ended September 30,
	2011	2010	2010	2009	2008	2007	2006

Earnings:
Pre-tax income excluding noncontrolling interests	$256,751	$159,044	$361,908	$248,774	$386,854	$392,224	$342,066
Fixed charges	40,566	40,509	81,250	75,369	409,300	514,543	309,759
Less: preferred stock dividends	-	-	-	-	-	-	-

Earnings	$297,317	$199,553	$443,158	$324,143	$796,154	$906,767	$651,825

Fixed charges:
Interest expense	$31, 048	$31,107	$62,564	$56,921	$392,229	$499,664	$296,670
Estimated interest portion within rental expense	9,375	9,259	18,399	18,416	17,071	14,879	13,089
Amortization of debt issuance cost	143	143	287	32	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-

Total fixed charges	$40,566	$40,509	$81,250	$75,369	$409,300	$514,543	$309,759

Ratio of earnings to fixed charges and preferred stock dividends	7.33	4.93	5.45	4.30	1.95	1.76	2.10

We calculated our ratio of earnings to fixed charges and preferred stock dividends by adding pre-tax income excluding noncontrolling interests, plus fixed charges minus preferred stock dividends and dividing that sum by our fixed charges. Our fixed charges for this ratio consist of interest expense, the portion of our rental expense deemed to represent interest (calculated as one third of rental expense), amortization of debt issuance costs and preferred stock dividends.

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

Date: May 9, 2011

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

Date: May 9, 2011

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Executive Vice President – Finance
and Chief Financial Officer

Exhibit 32

CERTIFICATION BY CHIEF EXECUTIVE OFFICER AND CHIEF
FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Raymond James Financial, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ PAUL C. REILLY
Paul C. Reilly
Chief Executive Officer
May 9, 2011

/s/ JEFFREY P. JULIEN
Jeffrey P. Julien
Chief Financial Officer
May 9, 2011