Form 10-Q/A
period 2011-03-31
RAYMOND JAMES FINANCIAL INC
filed 2011-05-11
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Raymond James Financial, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Report”) which was originally filed with the Securities and Exchange Commission on May 9, 2011, to replace an incorrect electronic file attachment, specifically the submissionpdf.pdf attachment, which accompanied such submission.  Only the .pdf attachment was incorrect.  Each of the .htm, as well as the XBRL attachments, attached to the original filing were correct.  The submissionpdf.pdf document that was attached to the May 9, 2011 submission was inadvertently an earlier draft version of the document.

We are including, for clarification, the following attachments to this submission.

•	Submissionpdf.pdf – the Amended, correct pdf file.

•
The .htm files, as amended.  Note that other than the title and date of the document and this Explanatory Note on page 2, there are no changes in the content of the .htm version from that as originally included with the May 9, 2011 submission.

•	Each of the XBRL attachments as originally included with the May 9, 2011 submission. The content of these XBRL files did not change.

•
Exhibit 99.  This exhibit presents a comparison of the content of the submissionpdf.pdf file as originally submitted with the May 9, 2011 filing, compared to the Amended submissionpdf.pdf version.  Any page which contained a change in content (e.g. we did not consider a change in format to be a change in content), is included in this exhibit and the change is marked in the attachment.

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q/A for the Quarter Ended March 31, 2011

	INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Financial Condition as of March 31, 2011 and September 30, 2010 (Unaudited)	4

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Month Periods Ended March 31, 2011 and March 31, 2010 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended March 31, 2011 and March 31, 2010 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2011 and March 31, 2010 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	74

Item 4.	Controls and Procedures	81

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	82

Item 1A.	Risk Factors	82

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3.	Defaults upon Senior Securities	83
Item 5.	Other Information	83

Item 6.	Exhibits	84

	Signatures	85

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

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Changes in Rate	Net Interest Income	Projected Change in Net Interest Income
	($ in thousands)

+300	$272,574	5.86%
+200	274,847	6.74%
+100	273,006	6.02%
-	257,497	-
-100	231,096	(10.25)%

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

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, filed herewith.

31.1	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99	A comparison of the content of the submissionpdf.pdf file as originally submitted with the May 9, 2011 filing, compared to the Amended submissionpdf.pdf version.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 10, 2011
Jeffrey P. Julien
Executive Vice President - Finance
and Chief Financial Officer