Form 10-Q
period 2011-06-30
RAYMOND JAMES FINANCIAL INC
filed 2011-08-09
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2011

     or

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

126,613,096 shares of Common Stock as of August 4, 2011

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the Quarter ended June 30, 2011

	INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Financial Condition as of June 30, 2011 and September 30, 2010 (Unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended June 30, 2011 and June 30, 2010 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended June 30, 2011 and June 30, 2010 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and June 30, 2010 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	82

Item 4.	Controls and Procedures	90

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	91

Item 1A.	Risk Factors	92

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92
Item 3.	Defaults upon Senior Securities	93
Item 5.	Other Information	93

Item 6.	Exhibits	94

	Signatures	95

PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2011	September 30, 2010
	($ in thousands)
Assets:
Cash and cash equivalents	$1,598,688	$2,943,239
Assets segregated pursuant to regulations and other segregated assets	2,498,212	3,430,715
Securities purchased under agreements to resell and other collateralized financings	470,407	344,652
Financial instruments, at fair value:
Trading instruments	575,077	591,447
Available for sale securities	324,129	424,461
Private equity and other investments	321,800	321,079
Receivables:
Brokerage clients, net	1,812,010	1,675,535
Stock borrowed	307,281	262,888
Bank loans, net	6,252,094	6,094,929
Brokers-dealers and clearing organizations	176,187	143,994
Other	524,489	442,856
Deposits with clearing organizations	76,639	76,488
Prepaid expenses and other assets	408,636	451,357
Investments in real estate partnerships - held by variable interest entities	320,480	280,890
Property and equipment, net	172,346	170,768
Deferred income taxes, net	206,710	165,208
Goodwill	71,924	62,575

Total assets	$16,117,109	$17,883,081

Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$195,793	$131,038
Securities sold under agreements to repurchase	64,988	233,346
Payables:
Brokerage clients	3,728,946	3,308,115
Stock loaned	707,802	698,668
Bank deposits	6,944,458	7,079,718
Brokers-dealers and clearing organizations	100,178	137,041
Trade and other	361,547	290,268
Other borrowings	-	2,557,000
Accrued compensation, commissions and benefits	436,948	418,591
Loans payable related to investments by variable interest entities in real estate partnerships	98,562	76,464
Corporate debt	612,648	355,964

Total liabilities	13,251,870	15,286,213

Commitments and contingencies (See Note 13)

Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	-	-
Common stock; $.01 par value; authorized 350,000,000 shares; issued 130,370,735 at June 30, 2011 and 128,620,429 at September 30, 2010	1,267	1,244
Shares exchangeable into common stock; -0- at June 30, 2011 and 243,048 at September 30, 2010	-	3,119
Additional paid-in capital	553,920	476,359
Retained earnings	2,074,315	1,909,865
Treasury stock, at cost; 3,798,214 common shares at June 30, 2011 and 3,918,492 common shares at September 30, 2010	(81,741)	(81,574)
Accumulated other comprehensive income	10,903	(6,197)
Total equity attributable to Raymond James Financial, Inc.	2,558,664	2,302,816
Noncontrolling interests	306,575	294,052

Total equity	2,865,239	2,596,868

Total liabilities and equity	$16,117,109	$17,883,081

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	($ in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$551,337	$505,246	$1,649,186	$1,453,699
Investment banking	64,518	41,914	186,618	112,471
Investment advisory fees	55,016	44,512	160,069	131,066
Interest	95,832	92,780	297,029	277,427
Net trading profits	7,529	3,047	29,097	24,854
Financial service fees	38,954	41,524	121,637	117,231
Other	55,026	34,589	121,653	99,520

Total revenues	868,212	763,612	2,565,289	2,216,268

Interest expense	17,825	16,239	49,016	47,489
Net revenues	850,387	747,373	2,516,273	2,168,779

Non-interest expenses:
Compensation, commissions and benefits	575,726	513,676	1,707,197	1,482,174
Communications and information processing	36,156	29,995	103,681	90,514
Occupancy and equipment costs	27,140	26,679	80,142	79,286
Clearance and floor brokerage	10,277	9,480	29,641	26,810
Business development	24,800	18,878	71,565	59,373
Investment sub-advisory fees	7,703	6,988	22,474	20,373
Bank loan loss provision	8,363	17,098	28,232	59,870
Loss provision for auction rate securities	45,000	-	45,000	-
Other	34,143	29,232	96,278	93,711
Total non-interest expenses	769,308	652,026	2,184,210	1,912,111

Income including noncontrolling interests and before provision for income taxes	81,079	95,347	332,063	256,668

Provision for income taxes	31,881	36,824	125,992	97,337

Net income including noncontrolling interests	49,198	58,523	206,071	159,331
Net income (loss) attributable to noncontrolling interests	2,412	(2,164)	(3,355)	113
Net income attributable to Raymond James Financial, Inc.	$46,786	$60,687	$209,426	$159,218

Net income per common share-basic	$0.37	$0.49	$1.66	$1.28
Net income per common share-diluted	$0.37	$0.48	$1.65	$1.28
Weighted-average common shares outstanding-basic	123,238	119,622	122,200	119,180
Weighted-average common and common equivalent shares outstanding-diluted	123,958	120,019	122,689	119,456

Net income attributable to Raymond James Financial, Inc.	$46,786	$60,687	$209,426	$159,218
Other comprehensive income, net of tax: (1)
Change in unrealized (loss) gain on available for sale securities and non-credit portion of other-than-temporary impairment losses	(26)	5,965	6,895	24,259
Change in currency translations	998	(7,516)	10,205	(21)
Total comprehensive income	$47,758	$59,136	$226,526	$183,456

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$(2,680)	$(2,264)	$(4,064)	$(19,642)
Portion of losses (recoveries) recognized in other comprehensive income (before taxes)	425	(251)	(3,589)	11,689
Net impairment losses recognized in other revenue	$(2,255)	$(2,515)	$(7,653)	$(7,953)

(1)
The components of other comprehensive income, net of tax are attributable to Raymond James Financial, Inc.  None of the components of other comprehensive income are attributable to noncontrolling interests.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Nine months ended June 30,
	2011	2010
	($ in thousands)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,244	$1,227
Issued (1)	23	7
Balance, end of period	1,267	1,234

Shares exchangeable into common stock:
Balance, beginning of year	3,119	3,198
Exchanged (1)	(3,119)	(18)
Balance, end of period	-	3,180

Additional paid-in capital:
Balance, beginning of year	476,359	416,662
Employee stock purchases	7,116	7,292
Exercise of stock options and vesting of restricted stock units, net of forfeitures	32,281	10,760
Restricted stock, stock option and restricted stock unit expense	30,412	30,489
Excess tax benefit from share-based payments	460	(137)
Issuance of stock as consideration for acquisition	4,011	-
Other (1)	3,281	1,909
Balance, end of period	553,920	466,975

Retained earnings:
Balance, beginning of year	1,909,865	1,737,591
Net income attributable to Raymond James Financial, Inc.	209,426	159,218
Cash dividends	(49,346)	(42,200)
Other	4,370	1
Balance, end of period	2,074,315	1,854,610

Treasury stock:
Balance, beginning of year	(81,574)	(84,412)
Purchases/Surrenders	(6,662)	(3,362)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	1,991	(1,268)
Issuance of stock as consideration for acquisition	4,504	-
Balance, end of period	(81,741)	(89,042)

Accumulated other comprehensive income: (2)
Balance, beginning of year	(6,197)	(41,803)
Net unrealized gain on available for sale securities and non-credit portion of other-than-temporary impairment losses (3)	6,895	24,259
Net change in currency transactions	10,205	(21)
Balance, end of period	10,903	(17,565)

Total equity attributable to Raymond James Financial, Inc.	$2,558,664	$2,219,392

Noncontrolling interests:
Balance, beginning of year	$294,052	$200,676
Net (loss) income attributable to noncontrolling interests	(3,355)	113
Capital contributions	33,576	48,153
Distributions	(9,541)	(2,276)
Other	(8,157)	(138)
Balance, end of period	306,575	246,528

Total Equity	$2,865,239	$2,465,920

(1)	During the nine months ended June 30, 2011, 243,000 exchangeable shares were exchanged for common stock on a one-for-one basis.

(2)	The components of other comprehensive income are attributable to Raymond James Financial, Inc. None of the components of other comprehensive income are attributable to noncontrolling interests.

(3)	Net of tax.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$209,426	$159,218
Net (loss) income attributable to noncontrolling interests	(3,355)	113
Net income including noncontrolling interests	206,071	159,331
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	30,330	29,354
Deferred income taxes	(43,242)	(35,565)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(11,758)	(13,205)
Provisions for loan losses, legal proceedings, bad debts and other accruals	44,125	84,283
Stock-based compensation expense	32,969	32,042
Loss provision for auction rate securities	45,000	-
Other	20,017	24,172
Net change in:
Assets segregated pursuant to regulations and other segregated assets	934,240	72,128
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(294,113)	55,163
Stock loaned, net of stock borrowed	(35,259)	419,494
Brokerage client receivables and other accounts receivable, net	(244,615)	(111,902)
Trading instruments, net	99,634	(150,936)
Prepaid expenses and other assets	(17,522)	(25,886)
Brokerage client payables and other accounts payable	383,015	(595,073)
Accrued compensation, commissions and benefits	17,034	8,841
Purchase and origination of loans held for sale, net of proceeds from sale of securitizations and loans held for sale	(73,999)	66,846
Excess tax benefits from stock-based payment arrangements	(1,772)	(683)
Net cash provided by operating activities	1,090,155	18,404
Cash flows from investing activities:
Additions to property and equipment	(28,170)	(17,979)
(Increase) decrease in loans, net	(114,152)	351,926
Redemption of Federal Home Loan Bank stock, net	42,811	-
Sales (purchases) of private equity and other investments, net	10,503	(19,294)
Decrease in securities purchased under agreements to resell	-	2,000,000
Acquisition of controlling interest in subsidiary	(6,354)	-
Purchases of available for sale securities	(2,328)	-
Available for sale securities maturations and repayments	92,049	115,215
Sales of available for sale securities	13,767	-
Investments in real estate partnerships held by variable interest entities, net of other investing activity	(12,048)	(12,318)
Net cash (used in) provided by investing activities	(3,922)	2,417,550
Cash flows from financing activities:
Proceeds from borrowed funds, net	249,498	14,808
Repayments of borrowings, net	(2,560,493)	(932,290)
Repayments of borrowings by variable interest entities which are real estate partnerships	(23,679)	(16,995)
Proceeds from capital contributed to variable interest entities which are real estate partnerships	32,912	39,809
Exercise of stock options and employee stock purchases	40,643	15,698
Decrease in bank deposits	(135,260)	(2,953,660)
Purchase of treasury stock	(6,998)	(3,362)
Dividends on common stock	(49,346)	(42,200)
Excess tax benefits from stock-based payment arrangements	1,772	683
Net cash used in financing activities	(2,450,951)	(3,877,509)

Currency adjustment:
Effect of exchange rate changes on cash	1,801	1,666
Net decrease in cash and cash equivalents	(1,362,917)	(1,439,889)
Increase in cash resulting from the consolidation of an acquired entity and the acquisition of a controlling interest in a subsidiary	18,366	-
Cash and cash equivalents at beginning of year	2,943,239	2,306,085
Cash and cash equivalents at end of period	$1,598,688	$866,196
Supplemental disclosures of cash flow information:
Cash paid for interest	$36,187	$34,492
Cash paid for income taxes	$154,275	$121,118
Non-cash transfers of loans to other real estate owned	$12,157	$32,947

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2011

NOTE 1 – BASIS OF PRESENTATION

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

Effective April 1, 2011, we completed our acquisition of Howe Barnes, Hoefer & Arnett (“Howe Barnes”).  The Howe Barnes stockholders received 217,088 shares of our common stock valued at $8.3 million in exchange for all of the outstanding Howe Barnes shares.  We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Howe Barnes recorded as of the acquisition date at their respective fair value and consolidated in our financial statements.  We recorded goodwill in the amount of $2.4 million from this transaction as the excess of the purchase price consideration over the fair value of the net assets acquired.  This goodwill has been allocated to the private client group segment.  Proforma information is not presented in these financial statements because the acquisition is not considered to be material.  Howe Barnes results of operations have been included in our results prospectively from April 1, 2011.

Effective April 4, 2011, one of our wholly owned subsidiaries increased its pre-existing share of ownership in Raymond James European Securities, S.A.S. (“RJES”), by contributing $6.4 million in cash in exchange for additional RJES shares.  As a result of this acquisition of incremental RJES shares, effective with this transaction we hold a controlling interest in RJES.  Accordingly, we applied the acquisition method of accounting to our interest in RJES as of the date we acquired the controlling interest with the assets and liabilities of RJES recorded at their respective fair value and consolidated in our financial statements and the portion we do not own included in noncontrolling interests.  We recorded goodwill in the amount of $6.9 million as the excess of the consideration paid for the additional shares and the acquisition date fair value of our previously held interests and the noncontrolling interests, over the fair value of the net assets of RJES.  This goodwill has been allocated to the capital markets segment.  Proforma information is not presented in these financial statements because the acquisition is not considered to be material.

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

Update of Significant Accounting Policies

A summary of our significant accounting policies is included in Note 1 on pages 79 - 90 of our 2010 Form 10-K.  Other than as discussed below, there have been no significant changes in our significant accounting policies since September 30, 2010.

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

At December 31, 2010, we implemented new FASB guidance which requires enhanced disclosures about our allowance for loan losses and credit quality of our financing receivables. See Note 6 which contains the additional disclosures required under this new guidance specifically pertaining to the financing receivables arising from our bank subsidiary, Raymond James Bank, FSB (“RJ Bank”), including certain additional accounting policy information regarding such balances not previously included in Note 1 - Summary of Significant Accounting Policies on pages 79 - 90 of our 2010 Form 10-K.

We also have certain financing receivables that arise from businesses other than our banking business, which are within the scope of the new accounting guidance.  Specifically, we make loans to financial advisors and certain key revenue producers, primarily for recruiting and/or retention purposes.  Our accounting policies governing this activity, including our policies for determining the allowance for doubtful accounts, are described in Note 1, page 85, of our 2010 Form 10-K.  As of June 30, 2011, the outstanding balance of these loans is $228 million, with a related allowance for doubtful accounts of $9.3 million, which are included within other receivables on our Condensed Consolidated Statements of Financial Condition.  Based upon the nature of these financing receivables, we do not analyze this asset on a portfolio segment or class basis.  Further, the aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arises in the event that the financial advisor becomes no longer affiliated with us.  Of the loan balance referred to above, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $1.9 million.

Reclassifications

Certain other prior period amounts, none of which are material, have been reclassified to conform to the current presentation.

NOTE 2 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash equivalents include money market funds or highly liquid investments not held for resale with original maturities of 90 days or less. For further discussion of our accounting policies regarding assets segregated pursuant to regulations and other segregated assets, see Note 1 on page 80 of our 2010 Form 10-K.

The following are financial instruments that are cash and cash equivalents or other investment balances which are readily convertible into cash:

	June 30, 2011	September 30, 2010
	(in thousands)
Cash and cash equivalents:
Cash in banks	$1,595,797	$2,939,963	(1)
Money market investments	2,891	3,276
Total cash and cash equivalents (2)	1,598,688	2,943,239

Cash and securities segregated pursuant to federal regulations and other segregated assets (3)	2,498,212	3,430,715	(1)
Deposits with clearing organizations (4)	76,639	76,488
	$4,173,539	$6,450,442

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

(2)
Of the total, includes $655 million of RJF parent company cash and cash equivalents (nearly all of which is invested on behalf of the RJF parent company by one of its subsidiaries) as of June 30, 2011.  At September 30, 2010, the RJF parent company had $287 million in cash and cash equivalents (see Note 26 on page 135 of the 2010 Form 10-K for further information).

(3)
Consists of cash or qualified securities maintained in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934. Raymond James & Associates, Inc. (“RJ&A”), as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. Additionally, Raymond James Ltd. (“RJ Ltd.”) is required to hold client Registered Retirement Savings Plan funds in trust.  The $1.3 billion in other segregated assets at September 30, 2010 related to the point-in-time regulatory balance sheet composition requirements mentioned above was held as collateral by the Federal Home Loan Bank of Atlanta (“FHLB”) securing an overnight advance.  On October 1, 2010, the advance was repaid.

(4)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

NOTE 3 – FAIR VALUE

For a further discussion of our valuation methodologies for assets, liabilities measured at fair value, and the fair value hierarchy, see Note 1, pages 81 – 84, in our 2010 Form 10-K.

There have been no material changes to our valuation methodologies since our year ended September 30, 2010.

Assets and liabilities measured at fair value on a recurring basis are presented below:

June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)		Netting Adjustments (2)	Balance as of June 30, 2011
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$6	$177,781	$6,310		$-	$184,097
Corporate obligations	8,666	28,485	-		-	37,151
Government and agency obligations	15,052	26,314	-		-	41,366
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	234	231,983	-		-	232,217
Non-agency CMOs and asset-backed securities (“ABS”)	-	12,748	58		-	12,806
Total debt securities	23,958	477,311	6,368		-	507,637
Derivative contracts	-	84,171	-		(62,301)	21,870
Equity securities	29,831	2,953	1,347		-	34,131
Other securities	2,534	8,905	-		-	11,439
Total trading instruments	56,323	573,340	7,715		(62,301)	575,077

Available for sale securities:
Agency MBS and CMOs	-	160,512	-		-	160,512
Non-agency CMOs	-	162,691	915		-	163,606
Other securities	11	-	-		-	11
Total available for sale securities	11	323,203	915		-	324,129

Private equity and other investments:
Private equity investments	-	-	167,774	(3)	-	167,774
Other investments	153,888	93	45		-	154,026
Total private equity and other investments	153,888	93	167,819		-	321,800

Other assets	-	-	25		-	25
Total	$210,222	$896,636	$176,474		$(62,301)	$1,221,031

Liabilities:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$-	$720	$-		$-	$720
Corporate obligations	-	1,610	-		-	1,610
Government obligations	173,371	-	-		-	173,371
Agency MBS and CMOs	5	-	-		-	5
Total debt securities	173,376	2,330	-		-	175,706
Derivative contracts	-	65,292	-		(65,030)	262
Equity securities	19,360	315	-		-	19,675
Other securities	-	150	-		-	150
Total trading instruments sold but not yet purchased	192,736	68,087	-		(65,030)	195,793

Other liabilities	-	14	40		-	54
Total	$192,736	$68,101	$40		$(65,030)	$195,847

(1)
We had no significant transfers of financial instruments between Level 1 and Level 2 during the period ended June 30, 2011.  Our policy is to use the end of each respective quarterly reporting period to determine when transfers of financial instruments between levels are recognized.

(2)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)
Includes $87.9 million in private equity investments of which the weighted-average portion we own is approximately 20%.  The portion of this investment we do not own becomes a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition, and amounted to $70 million of that total as of June 30, 2011.

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

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis are presented below:

	Level 3 Financial Assets at Fair Value
Three months ended June 30, 2011	Fair Value, March 31, 2011	Total Realized/ Unrealized Gains (Losses) Included in Earnings		Total Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Fair Value, June 30, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2011
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$5,688	$(129)		$-	$751	$-	$-	$6,310	$(54)
Non-agency CMOs and ABS	3,921	570		-	(4,433)	-	-	58	(63)
Equity securities	1,925	-		-	(578)	-	-	1,347	-

Available for sale securities:
Non-agency CMOs	800	-		136	(21)	-	-	915	-

Private equity and other investments:
Private equity investments	157,046	8,819	(1)	-	1,909	-	-	167,774	8,819
Other investments	45	-		-	-	-	-	45	-
Other assets	25	-		-	-	-	-	25	-

Liabilities:
Other liabilities	$(42)	$-		$-	$-	$-	$2	$(40)	$-

(1)
Primarily results from valuation adjustments of certain private equity investments. Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $6.3 million which is included in net income attributable to RJF (after noncontrolling interests), the noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $2.5 million.

	Level 3 Financial Assets at Fair Value
Nine months ended June 30, 2011	Fair Value September 30, 2010	Total Realized/ Unrealized Gains (Losses) Included in Earnings		Total Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Fair Value, June 30, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2011
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$6,275	$(710)		$-	$745	$-	$-	$6,310	$(855)
Non-agency CMOs and ABS	3,930	1,310		-	(5,182)	-	-	58	(190)
Equity securities	3,025	-		-	(1,678)	-	-	1,347	-

Available for sale securities:
Non-agency CMOs	1,011	121		202	(419)	-	-	915	(81)

Private equity and other investments:
Private equity investments	161,230	8,417	(1)	-	(1,873)	-	-	167,774	8,417
Other investments	45	-		-	-	-	-	45	-
Other assets	-	-		-	-	25	-	25	-

Liabilities:
Other liabilities	$(46)	$-		$-	$-	$(3)	$9	$(40)	$-

(1)
Primarily results from valuation adjustments of certain private equity investments. Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $3.7 million which is included in net income attributable to RJF (after noncontrolling interests), the noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $4.7 million.

	Level 3 Financial Assets at Fair Value
Three months ended June 30, 2010	Fair Value, March 31, 2010	Total Realized/ Unrealized Gains (Losses) Included in Earnings	Total Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Fair Value, June 30, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2010
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$5,581	$575	$-	$-	$-	$-	$6,156	$575
Non-agency CMOs and ABS	6,145	(95)	-	(1,084)	-	-	4,966	177
Derivative contracts	13	(13)	-	-	-	-	-	-
Equity securities	-	-	-	6	-	-	6	-
Other securities	1,574	86	-	(14)	-	-	1,646	86

Available for sale securities:
Non-agency CMOs	1,623	(202)	(300)	(88)	-	-	1,033	(202)

Private equity and other investments:
Private equity investments	157,797	2,425 (1)	-	2,924	-	-	163,146	2,425
Other investments	222	249	-	(425)	-	-	46	1

Liabilities:
Derivative contracts	$(38)	$38	$-	$-	$-	$-	$-	$-
Other liabilities	(46)	-	-	-	-	-	(46)	-
(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $2.7 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests share of the net valuation adjustments was a loss of approximately $300,000.

	Level 3 Financial Assets at Fair Value
Nine months ended June 30, 2010	Fair Value, September 30, 2009	Total Realized/ Unrealized Gains (Losses) Included in Earnings	Total Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Issuances, and Settlements, Net	Transfers into Level 3	Transfers out of Level 3	Fair Value, June 30, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2010
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$5,316	$840	$-	$-	$-	$-	$6,156	$840
Non-agency CMOs and ABS	10,915	(591)	-	(5,358)	-	-	4,966	165
Derivative contracts	222	(222)	-	-	-	-	-	-
Equity securities	-	-	-	6	-	-	6	-
Other securities	919	720	-	7	-	-	1,646	719

Available for sale securities:
Non-agency CMOs	2,596	(2,526)	1,269	(306)	-	-	1,033	(2,526)

Private equity and other investments:
Private equity investments	142,671	14,498 (1)	-	5,977	-	-	163,146	14,498
Other investments	227	244	-	(425)	-	-	46	(4)

Liabilities:
Other liabilities	(59)	13	-	-	-	-	(46)	(7)

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

As of June 30, 2011, 7.6% of our assets and 1.5% of our liabilities are instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2011 represent 14.5% of our assets measured at fair value.  As of June 30, 2010, 8.9% and 0.7% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2010 represented 13.4% of all our assets measured at fair value.

Gains and losses (realized and unrealized) included in revenues are reported in net trading profits and other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income (the “Condensed Consolidated Statements of Income”), as follows:

For the three months ended June 30, 2011	Net Trading Profits	Other Revenues
	(in thousands)

Total gains included in revenues	$441	$8,819
Change in unrealized (losses) gains relating to assets still held at reporting date	(117)	8,819

For the nine months ended June 30, 2011	Net Trading Profits	Other Revenues
	(in thousands)

Total gains included in revenues	$600	$8,538
Change in unrealized (losses) gains relating to assets still held at reporting date	(1,045)	8,336

For the three months ended June 30, 2010	Net Trading Profits	Other Revenues
	(in thousands)

Total gains included in revenues	$815	$2,248
Change in unrealized gains relating to assets still held at reporting date	839	2,804

For the nine months ended June 30, 2010	Net Trading Profits	Other Revenues
	(in thousands)

Total gains included in revenues	$1,213	$11,764
Change in unrealized gains relating to assets still held at reporting date	1,720	11,966

Nonrecurring Fair Value Measurements

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement only in certain circumstances; for example, when there is evidence of impairment or in other situations where the lower of cost or fair value method of accounting is applied. Our financial instruments which are measured at fair value on a nonrecurring basis include certain RJ Bank loans that have been deemed impaired and certain loans classified as held for sale.  Assets that are not financial instruments but are subject to measurement at fair value on a nonrecurring basis include goodwill and other real estate owned (“OREO”).  The table below provides information, by level within the fair value hierarchy, for assets measured at fair value during the year and still held as of the reporting date.

	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2011:	(in thousands)
Assets at fair value on a nonrecurring basis:
Bank loans, net (1)	$-	$36,538	$56,547	$93,085
OREO (2)	-	5,895	-	5,895

September 30, 2010:
Assets at fair value on a nonrecurring basis:
Bank loans, net (1)	$-	$1,901	$71,920	$73,821
OREO (2)	-	19,431	-	19,431

(1)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(2)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

The adjustment to fair value of the nonrecurring fair value measures for the nine months ended June 30, 2011 resulted in $13.4 million in additional provision for loan losses as well as $2.8 in other losses during the nine month period.

For a discussion of our accounting policies for impairment of loans held for investment, loans held for sale, and OREO, see Note 1 on pages 85 - 87 of our 2010 Form 10-K.

Fair Value Option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of June 30, 2011, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

OTHER FAIR VALUE DISCLOSURES

Many, but not all, of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.  Refer to Note 3, pages 95 – 96, of our 2010 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not otherwise recorded at fair value.

The carrying amounts and estimated fair values of our financial instruments that are not carried at fair value are as follows:

	June 30, 2011		September 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets:
Bank loans, net	$6,252,094	$6,288,241	$6,094,929	$6,099,106
Financial liabilities:
Bank deposits	6,944,458	6,951,761	7,079,718	7,088,297
Other borrowings	-	-	2,557,000	2,557,613
Corporate debt	612,648	686,758	355,964	421,132

NOTE 4 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	June 30, 2011		September 30, 2010
	Trading Instruments	Instruments Sold but Not Yet Purchased	Trading Instruments	Instruments Sold but Not Yet Purchased
	(in thousands)

Municipal and provincial obligations	$184,097	$720	$168,353	$296
Corporate obligations	37,151	1,610	38,471	693
Government and agency obligations	41,366	173,371	36,894	99,631
Agency MBS and CMOs	232,217	5	278,578	105
Non-agency CMOs and ABS	12,806	-	8,297	-
Total debt securities	507,637	175,706	530,593	100,725

Derivative contracts	21,870	262	26,367	1,649
Equity securities	34,131	19,675	31,644	28,664
Other securities	11,439	150	2,843	-
Total	$575,077	$195,793	$591,447	$131,038

Auction rate securities totaling $7.4 million and $9.1 million at June 30, 2011 and September 30, 2010, respectively, are included predominately within the municipal and provincial obligations presented in the table above. There were no auction rate securities in trading instruments sold but not yet purchased as of either June 30, 2011 or September 30, 2010.  See Note 13 for additional information regarding auction rate securities matters.

See Note 3 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

NOTE 5 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised primarily of CMOs and other mortgage-related debt securities owned by RJ Bank, and certain equity securities owned by our non-broker-dealer subsidiaries. There were proceeds of $13.8 million from the sale of available for sale securities during the nine month period ended June 30, 2011, which resulted in total losses of $203,000.  There were no proceeds from the sale of available for sale securities for the nine month period ended June 30, 2010.

The amortized cost and estimated fair values of available for sale securities are as follows:

	June 30, 2011
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale securities:
Agency MBS and CMOs	$160,313	$335	$(136)	$160,512
Non-agency CMOs (1)	203,476	-	(39,870)	163,606
Total RJ Bank available for sale securities	363,789	335	(40,006)	324,118
Other securities	3	8	-	11
Total available for sale securities	$363,792	$343	$(40,006)	$324,129

	September 30, 2010
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale securities:
Agency MBS and CMOs	$217,516	$559	$(196)	$217,879
Non-agency CMOs (2)	252,522	16	(50,968)	201,570
Other securities	5,000	3	-	5,003
Total RJ Bank available for sale securities	475,038	578	(51,164)	424,452
Other securities	3	6	-	9
Total available for sale securities	$475,041	$584	$(51,164)	$424,461

(1)	As of June 30, 2011, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) was $32.5 million (before taxes).

(2)	As of September 30, 2010, the non-credit portion of OTTI recorded in AOCI was $36.1 million (before taxes).

See Note 3 for additional information regarding the fair value of available for sale securities.

Since RJ Bank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  The contractual maturities, amortized cost, carrying values and current yields for RJ Bank's available for sale securities are as follows:

	June 30, 2011
	Within One Year	After One but within Five Years	After Five but within Ten Years	After Ten Years	Total
	(in thousands)
Agency MBS & CMOs:
Amortized cost	$-	$-	$56,578	$103,735	$160,313
Carrying value	-	-	56,681	103,831	160,512
Weighted-average yield	-	-	0.36%	0.56%	0.48%

Non-agency CMOs:
Amortized cost	$-	$-	$-	$203,476	$203,476
Carrying value	-	-	-	163,606	163,606
Weighted-average yield	-	-	-	4.59%	4.59%

Total available for sale securities:
Amortized cost	$-	$-	$56,578	$307,211	$363,789
Carrying value	-	-	56,681	267,437	324,118
Weighted-average yield	-	-	0.36%	3.03%	2.56%

Unrealized Losses

For a further discussion of our available for sale securities’ accounting policies, including the fair value determination process, see Note 1, pages 82 – 83, in our 2010 Form 10-K.

RJ Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)

Agency MBS and CMOs	$47,350	$(87)	$17,145	$(49)	$64,495	$(136)
Non-agency CMOs	1,453	(36)	162,153	(39,834)	163,606	(39,870)
Total impaired securities	$48,803	$(123)	$179,298	$(39,883)	$228,101	$(40,006)

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)

Agency MBS and CMOs	$45,026	$(117)	$58,425	$(79)	$103,451	$(196)
Non-agency CMOs	-	-	199,877	(50,968)	199,877	(50,968)
Total impaired securities	$45,026	$(117)	$258,302	$(51,047)	$303,328	$(51,164)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), both of which were placed under the conservatorship of the U.S. Government on September 7, 2008, as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS. At June 30, 2011, of the 40 U.S. government-sponsored enterprise MBS in an unrealized loss position, 24 were in a continuous unrealized loss position for less than 12 months and 16 for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-agency CMOs

As of June 30, 2011 and including subsequent ratings changes, $8 million of the non-agency CMOs were rated AAA by two rating agencies, and $155.6 million were rated less than AAA by at least one rating agency. At June 30, 2011, 24 of the 25 non-agency CMOs were in a continuous unrealized loss position for 12 months or more and one was in that position for less than 12 months.  The non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as loan-to-value (“LTV”) ratio, credit scores, property type, location and level of credit enhancement. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage, are reviewed monthly by management.  Only those non-agency CMOs whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.  The unrealized losses at June 30, 2011 were primarily due to the continued illiquidity and uncertainty in the markets.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	June 30, 2011
	Range	Weighted- Average (1)

Default rate	1.1% - 34.6%	14.6%
Loss severity	15% - 60.6%	43.6%
Prepayment rate	0.7% - 20.6%	10.1%

(1)	Represents the expected activity for the next twelve months.

Other-Than-Temporarily Impaired Securities

Although there is no intent to sell our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within this portfolio.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$17,470	$19,869	$18,816	$17,762
Additions to the amount related to credit loss for which an OTTI was not previously recognized	-	300	240	2,905
Decreases to the amount related to credit loss for securities sold during the period	-	-	(6,744)	-
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	2,255	2,215	7,413	5,048
Decreases to the amount related to credit losses for worthless securities	-	(3,038)	-	(6,369)
Amount related to credit losses on securities we held at the end of the period	$19,725	$19,346	$19,725	$19,346

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

During the December 2010 quarter end, RJ Bank reclassified balances within the categories of its loan portfolio to more closely align these balances with its assignment of credit risk utilized within the allowance for loan losses evaluation.  As a result, the September 30, 2010 period bank loan disclosures presented in this Form 10-Q differ from what was previously reported.

For a discussion of our accounting policies regarding bank loans, including the policies regarding the allowance for loan losses, nonaccrual and impaired loans, charge-offs and other real estate owned, see Note 1, pages 85 – 87, in our 2010 Form 10-K.

The FASB issued new accounting guidance, effective for us in prior quarters, requiring certain additional disclosures regarding the allowance for loan losses and credit quality of our financing receivables.  The following information supplements the accounting policy information included in our 2010 Form 10-K referred to above.  The allowance for loan losses provides for probable losses incurred in RJ Bank’s loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  This allowance for loan loss is comprised of two components: allowances calculated based on formulas for homogenous classes of loans and allowances assigned to certain classified loans individually evaluated for impairment. The calculation of the allowance is an inherently subjective process impacted by many factors.

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

Factors taken into consideration when assigning loan grades and allowance percentages to commercial, CRE and CRE construction loan classes include estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, updated LTV ratios, lending policies, local, regional, and national economic conditions; concentrations of credit risk; past loss history; Shared National Credit reviews and examination results from regulatory agencies. Loan grades for individual commercial, CRE, and CRE construction loans are derived from analyzing two aspects of the risk factors in a particular loan, the obligor rating and the facility (collateral) rating. The obligor rating relates to a borrower’s probability of defaulting and the facility rating is utilized to estimate the anticipated loss in the event of default. These two ratings are considered in combination to derive the final commercial, CRE and CRE construction loan grades. For residential first mortgage, residential home equity and consumer loan classes, factors considered when assigning loan grades and allowance percentage include loan performance trends, loan product parameters and qualification requirements, credit scores, updated LTV ratios, occupancy (i.e., owner occupied, second home or investment property), documentation level, loan purpose, geographic concentrations, average loan size and loan policy exceptions.

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each major loan category in RJ Bank's total loan portfolio:

	June 30, 2011		September 30, 2010
	Balance	%	Balance	%
	($ in thousands)

Loans held for sale, net (1)	$70,121	1%	$6,114	-
Loans held for investment, net: (1)
Commercial loans	3,796,539	59%	3,232,723	52%
CRE construction loans	25,381	-	65,512	1%
CRE loans	783,297	12%	937,669	15%
Residential mortgage loans	1,760,387	28%	2,015,331	32%
Consumer loans	5,897	-	23,940	-
Total loans held for investment	6,371,501		6,275,175
Net unearned income and deferred expenses	(43,728)		(39,276)
Total loans held for investment, net	6,327,773		6,235,899

Total loans held for sale and investment	6,397,894	100%	6,242,013	100%
Allowance for loan losses	(145,800)		(147,084)
Bank loans, net	$6,252,094		$6,094,929

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

RJ Bank's net gain from the sale of loans held for sale was $74,000 and $20,000, which was recorded in other revenues on our Condensed Consolidated Statements of Income, for the three month periods ended June 30, 2011 and 2010, respectively.  The net gain from the sale of loans held for sale was $648,000 and $260,000 for the nine month periods ended June 30, 2011 and 2010, respectively.

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Three months ended June 30, 2011		Nine months ended June 30, 2011
	Purchases	Sales	Purchases	Sales
	(in thousands)
Commercial loans	$16,500	$38,545	$23,430	$54,424
CRE loans	4,650	-	4,650	-
Residential mortgage loans	145	-	40,568	-
Total	$21,295	$38,545	$68,648	$54,424

The following table shows the contractual maturities of RJ Bank’s loan portfolio at June 30, 2011, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One Year or Less	> One Year - Five Years	> Five Years	Total (1)
	(in thousands)

Loans held for sale	$-	$-	$63,622	$63,622
Loans held for investment:
Commercial loans	84,276	2,448,746	1,263,517	3,796,539
CRE construction loans	21,792	3,589	-	25,381
CRE loans	311,786	447,682	23,829	783,297
Residential mortgage loans	1,147	12,104	1,747,136	1,760,387
Consumer loans	5,872	-	25	5,897
Total loans held for investment	424,873	2,912,121	3,034,507	6,371,501
Total loans	$424,873	$2,912,121	$3,098,129	$6,435,123

(1)	Excludes any net unearned income and deferred expenses.

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	June 30, 2011	September 30, 2010
	(in thousands)
Nonaccrual loans:
Commercial loans	$26,192	$-
CRE loans	25,805	67,071
Residential mortgage loans:
First mortgage loans (1)	83,590	80,754
Home equity loans/lines	82	71
Total nonaccrual loans	135,669	147,896

Accruing loans which are 90 days past due:
CRE loans	-	830
Residential mortgage loans:
First mortgage loans	4,306	5,098
Home equity loans/lines	86	159
Total accruing loans which are 90 days past due	4,392	6,087
Total nonperforming loans	140,061	153,983

Real estate owned and other repossessed assets, net:
CRE	10,256	19,486
Residential:
First mortgage	8,552	8,439
Home equity	13	-
Total	18,821	27,925
Total nonperforming assets, net	$158,882	$181,908
Total nonperforming assets as a % of total loans, net and other real estate owned, net	2.53%	2.97%

(1)
Of the total residential first mortgage nonaccrual loans, there are loans totaling $74.1 million and $68.7 million as of June 30, 2011 and September 30, 2010, respectively, for which a charge-off had previously been recorded.

The table of nonperforming assets above, as of June 30, 2011 and September 30, 2010, excludes $11.1 million and $8.2 million, respectively, of residential troubled debt restructurings, which were returned to accrual status in accordance with our policy.

As of June 30, 2011, RJ Bank had commitments to lend an additional $6.2 million on two nonperforming commercial loans, which were not classified as troubled debt restructurings.  As of September 30, 2010, RJ Bank had a commitment to lend an additional $623,000 on one nonperforming CRE loan, which was classified as a troubled debt restructuring.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $1.7 million and $4.3 million for the three and nine months ended June 30, 2011, respectively, and $2.4 million and $6.3 million for the three and nine months ended June 30, 2010, respectively.  The interest income recognized on nonperforming loans was $279,000 and $691,000 for the three and nine months ended June 30, 2011, respectively, and $390,000 and $916,000 for the three and nine months ended June 30, 2010, respectively.

The following table presents an analysis of the payment status of loans held for investment as of June 30, 2011:

	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Total Loans Held for Investment (1)
	(in thousands)

Commercial loans	$-	$-	$-	$-	$3,758,101	$3,758,101
CRE construction loans	-	-	-	-	25,078	25,078
CRE loans	19,215	-	5,053	24,268	755,673	779,941
Residential mortgage loans:
First mortgage loans	9,630	7,383	62,317	79,330	1,647,963	1,727,293
Home equity loans/lines	110	-	168	278	31,184	31,462
Consumer loans	-	-	-	-	5,898	5,898
Total loans held for investment, net	$28,955	$7,383	$67,538	$103,876	$6,223,897	$6,327,773

(1)	Net of unearned income and deferred expenses.

The following table provides a summary of RJ Bank’s impaired loans:

	June 30, 2011			September 30, 2010
	Gross Recorded Investment	Unpaid Principal Balance	Allowance for Losses	Gross Recorded Investment	Unpaid Principal Balance	Allowance For Losses
	(in thousands)
Impaired loans with allowance for loan losses: (1)
Commercial loans	$26,192	$26,535	$5,464	$-	$-	$-
CRE loans	20,771	34,014	7,744	60,598	85,652	8,469
Residential mortgage loans:
First mortgage loans	14,031	15,712	2,678	12,434	13,659	2,782
Home equity loans/lines	143	143	26	144	144	30
Total	61,137	76,404	15,912	73,176	99,455	11,281

Impaired loans without allowance for loan losses: (2)
CRE loans	5,034	7,925	-	6,473	17,309	-
Residential - first mortgage loans	6,288	9,631	-	3,552	5,355	-
Total	11,322	17,556	-	10,025	22,664	-
Total impaired loans	$72,459	$93,960	$15,912	$83,201	$122,119	$11,281

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The table above includes $26.6 million and $27.8 million in troubled debt restructurings at June 30, 2011 and September 30, 2010, respectively.

The average balance of the impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Average impaired loan balance:
Commercial loans	$8,731	$-	$2,910	$-
CRE loans	37,862	61,558	43,954	56,815
Residential mortgage loans:
First mortgage loans	19,980	6,333	19,065	5,335
Home equity loans/lines	143	128	143	128
Total	$66,716	$68,019	$66,072	$62,278

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$80	$27	$216	$79
Home equity loans/lines	1	1	3	2
Total	$81	$28	$219	$81

The credit quality of RJ Bank’s loan portfolio is summarized monthly using the standard asset classification system utilized by federal banking agencies.  These classifications are divided into three groups:  Not Classified (Pass), Special Mention, and Classified or Adverse Rating (Substandard, Doubtful and Loss) and are defined as follows:

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

RJ Bank’s credit quality of its held for investment loan portfolio as of June 30, 2011 is presented in the following table:

				Residential Mortgage
	Commercial	CRE Construction	CRE	First Mortgage	Home Equity	Consumer	Total

	(in thousands)

Pass	$3,600,202	$25,381	$642,033	$1,608,758	$30,718	$5,897	$5,912,989
Special mention	89,144	-	58,326	28,662	176	-	176,308
Substandard	94,743	-	76,790	91,789	284	-	263,606
Doubtful	12,450	-	6,148	-	-	-	18,598
Total	$3,796,539	$25,381	$783,297	$1,729,209	$31,178	$5,897	$6,371,501

The assignment of RJ Bank’s loan portfolio to the loan classification above was made using the most recently available information described in our allowance for loan losses accounting policy presented on pages 86 - 87 of our 2010 Form 10-K.

Changes in the allowance for loan losses of RJ Bank by portfolio segment were as follows:

		Loans Held for Investment
	Loans Held for Sale	Commercial	CRE Construction	CRE	Residential Mortgage	Consumer	Total

	(in thousands)
Three months ended June 30, 2011:
Balance at beginning of period:	$4	$64,696	$2,745	$44,182	$34,469	$19	$146,115
Provision for loan losses	1	9,283	(2,318)	(5,137)	6,321	213	8,363
Net charge-offs:
Charge-offs	-	(370)	-	(4,082)	(5,243)	(215)	(9,910)
Recoveries	-	-	-	780	449	3	1,232
Net charge-offs	-	(370)	-	(3,302)	(4,794)	(212)	(8,678)
Balance at end of period	$5	$73,609	$427	$35,743	$35,996	$20	$145,800
Net charge-offs to average bank loans outstanding (annualized)	-	0.04%	-	1.73%	1.07%	14.33%	0.55%

Nine months ended June 30, 2011:
Balance at beginning of period:	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084
Provision for loan losses	(18)	13,597	(4,046)	925	17,559	215	28,232
Net charge-offs:
Charge-offs	-	(452)	-	(14,012)	(17,348)	(255)	(32,067)
Recoveries	-	-	-	1,059	1,488	4	2,551
Net charge-offs	-	(452)	-	(12,953)	(15,860)	(251)	(29,516)
Balance at end of period	$5	$73,609	$427	$35,743	$35,996	$20	$145,800
Net charge-offs to average bank loans outstanding (annualized)	-	0.02%	-	2.21%	1.12%	4.82%	0.63%

The following tables allocate, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

		Loans Held for Investment
	Loans Held for Sale	Commercial	CRE Construction	CRE	Residential Mortgage	Consumer	Total

	(in thousands)
June 30, 2011:
Allowance for loan losses:
Individually evaluated for impairment	$-	$5,464	$-	$7,744	$2,704	$-	$15,912
Collectively evaluated for impairment	5	68,145	427	27,999	33,292	20	129,888
Total allowance for loan losses	$5	$73,609	$427	$35,743	$35,996	$20	$145,800
Loan category as a % of total recorded investment	1%	59%	-	12%	28%	-	100%

Recorded investment: (1)
Individually evaluated for impairment	$-	$26,192	$-	$25,805	$20,462	$-	$72,459
Collectively evaluated for impairment	63,622	3,770,347	25,381	757,492	1,739,925	5,897	6,362,664
Total recorded investment	$63,622	$3,796,539	$25,381	$783,297	$1,760,387	$5,897	$6,435,123

(1)	Excludes any net unearned income and deferred expenses.

		Loans Held for Investment
	Loans Held for Sale	Commercial	CRE Construction	CRE	Residential Mortgage	Consumer	Total
	(in thousands)
September 30, 2010:
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$8,469	$2,812	$-	$11,281
Collectively evaluated for impairment	23	60,464	4,473	39,302	31,485	56	135,803
Total allowance for loan losses	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084
Loan category as a % of total recorded investment	-	52%	1%	15%	32%	-	100%

Recorded investment: (1)
Individually evaluated for impairment	$-	$-	$-	$67,071	$16,130	$-	$83,201
Collectively evaluated for impairment	5,847	3,232,723	65,512	870,598	1,999,201	23,940	6,197,821
Total recorded investment	$5,847	$3,232,723	$65,512	$937,669	$2,015,331	$23,940	$6,281,022

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of June 30, 2011 and September 30, 2010.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $10.7 million and $11.9 million at June 30, 2011 and September 30, 2010, respectively.

NOTE 7 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.   Refer to Note 1, page 88, and Note 9, pages 105 – 109, in our 2010 Form 10-K for a description of our principal involvement with VIEs.

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

	Aggregate Assets (1)	Aggregate Liabilities (1)
	(in thousands)
June 30, 2011:
LIHTC Funds	$261,245	$120,089
Guaranteed LIHTC Fund	79,350	867
Restricted Stock Trust Fund	11,858	6,172
EIF Funds	16,663	-
Total	$369,116	$127,128

September 30, 2010:
LIHTC Funds	$234,742	$94,028
Guaranteed LIHTC Fund	75,449	2,382
Restricted Stock Trust Fund	7,969	4,429
EIF Funds	18,215	-
Total	$336,375	$100,839

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

	June 30, 2011	September 30, 2010
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$19,150	$14,188
Receivables, other	-	6,104
Investments in real estate partnerships – held by VIEs	320,480	280,890
Trust fund investment in RJF common stock (1)	11,858	7,798
Prepaid expenses and other assets	17,831	19,398
Total assets	$369,319	$328,378

Liabilities and equity:
Loans payable related to investments by VIEs in real estate partnerships (2)	$98,562	$76,464
Trade and other payables	8,283	2,722
Intercompany payables	15,188	16,930
Total liabilities	122,033	96,116

RJF Equity	5,961	5,205
Noncontrolling interests	241,325	227,057
Total equity	247,286	232,262
Total liabilities and equity	$369,319	$328,378
(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net loss of the VIEs which we consolidate and are included within our Condensed Consolidated Statements of Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which are not ours.

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Interest	$-	$-	$1	$13
Other	3,164	1,093	5,755	3,262
Total revenues	3,164	1,093	5,756	3,275

Interest expense	1,430	1,026	4,563	3,252
Net revenues (expense)	1,734	67	1,193	23

Non-interest expenses	3,318	2,353	12,979	12,318
Net loss including noncontrolling interests	(1,584)	(2,286)	(11,786)	(12,295)
Net loss attributable to noncontrolling interests	(1,238)	(2,755)	(10,866)	(11,302)
Net (loss) income attributable to RJF	$(346)	$469	$(920)	$(993)

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

Low-income housing tax credit funds

RJTCF is a wholly owned subsidiary of RJF and is the managing member or general partner in approximately 71 separate tax credit housing funds having one or more investor members or limited partners. These tax credit housing funds are organized as LLCs or limited partnerships for the purpose of investing in a number of project partnerships, which are limited partnerships that in turn purchase and develop low-income housing properties qualifying for tax credits.

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

We have concluded that the determination of whether RJTCF is the primary beneficiary of any of the 70 non-guaranteed LIHTC Funds in which it holds a variable interest is primarily dependent upon:  (1) the analysis of whether the other variable interest holders in the tax credit fund hold significant participating rights over the activities that most significantly impact the tax credit funds’ economic performance, and/or (2) whether RJTCF has an obligation to absorb losses of, or the right to receive benefits from, the tax credit fund VIE which could potentially be significant to the fund.

RJTCF sponsors two general types of non-guaranteed tax credit funds:  either non-guaranteed single investor funds, of which there are 54, or non-guaranteed multi-investor funds, of which there are 16.  In single investor funds, RJTCF has concluded that the one single investor member or limited partner in such funds has significant participating rights over the activities that most significantly impact the economics of the fund and therefore RJTCF, as managing member or general partner of such funds, does not have the power over such activities.  Accordingly, RJTCF is not deemed to be the primary beneficiary of such single investor funds and these funds are not consolidated.

In multi-investor funds, RJTCF has concluded that since the participating rights over the activities that most significantly impact the economics of the fund are not held by one single investor, RJTCF is deemed to have the power over such activities.  RJTCF then assesses whether its projected benefits to be received from the multi-investor funds, primarily from ongoing asset management fees or its share of any residuals upon the termination of the fund, are potentially significant to the fund.  RJTCF is deemed to be the primary beneficiary of any multi-investor fund for which it concludes that such benefits are potentially significant to the fund.  RJTCF has concluded that it is the primary beneficiary of 11 of the 16 non-guaranteed multi-investor tax credit funds it has sponsored and, accordingly, consolidates these funds.

Guaranteed low-income housing tax credit fund

In conjunction with one of the multi-investor tax credit funds in which RJTCF is the managing member, RJTCF provided the investor members with a guaranteed return on their investment in the fund (the “Guaranteed LIHTC Fund”).  As a result of this guarantee obligation, we have determined that we are the primary beneficiary of, and accordingly we consolidate, this guaranteed multi-investor fund.  See Note 13 for further discussion of the guarantee obligation.

VIEs where we hold a variable interest but we are not the primary beneficiary

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but concluded we are not the primary beneficiary, are provided in the table below.

	June 30, 2011			September 30, 2010
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
	(in thousands)

LIHTC Funds	$1,493,219	$483,738	$33,448	$1,303,500	$302,749	$10,691
Other Real Estate Limited Partnerships and LLCs	41,604	35,723	10,656	51,166	38,699	20,246
Total	$1,534,823	$519,461	$44,104	$1,354,666	$341,448	$30,937

Low-income housing partnerships

RJTCF does not consolidate the LIHTC Fund VIEs which it determines we are not the primary beneficiary. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

Other real estate limited partnerships and LLCs

As of June 30, 2011, we have a variable interest in several limited partnerships involved in various real estate activities in which one of our subsidiaries is either the general partner or a limited partner.  In addition, RJ Bank has a variable interest in several LLCs involved in foreclosure or obtaining deeds in lieu of foreclosure, as well as the disposal of the collateral associated with impaired loans.  Given that we do not have the power to direct the activities that most significantly impact the economic performance of these partnerships or LLCs, we have determined that we are not the primary beneficiary of these VIEs. Accordingly, we do not consolidate these partnerships or LLCs.  The carrying value of our investment in these partnerships or LLCs represents our risk of loss.

VIEs where we hold a Variable Interest but we are not required to consolidate

As a result of our April 1, 2011 acquisition of Howe Barnes (see Note 1 for further information), one of our subsidiaries is the general partner in three funds which we determined to be VIEs that we are not required to consolidate. We are not required to consolidate these funds since they each satisfy the conditions for deferral of the determination of who is the primary beneficiary and therefore, who has the obligation to consolidate.  These funds meet the deferral criteria as:  1) these funds’ primary business activity involves investment in the securities of other entities not under common management for current income, appreciation or both; 2) ownership in the funds is represented by units of investments to which proportionate shares of net assets can be attributed; 3) the assets of the funds are pooled to avail owners of professional management; 4) the funds are the primary reporting entities; and 5) the funds do not have an obligation (explicit or implicit) to fund losses of the entities that could be potentially significant.

The aggregate assets, liabilities, and our exposure to loss from these three funds are provided in the table below:

	June 30, 2011
	Aggregate Assets	Aggregate Liabilities	Our Risk of Loss
	(in thousands)
Managed Funds	$14,756	$63	$981

Entities evaluated but determined not to be VIEs

We evaluate entities in which we hold interests to determine if the entity is a VIE.  Among those entities we evaluated, RJTCF has determined that six of the LIHTC Funds it sponsored are not VIEs. These funds are either:  (1) held 99% by RJTCF (one of which typically holds interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the limited partnership or fund is sold to third parties), or (2) are single investor LIHTC Funds in which RJTCF holds an interest, but the LIHTC Fund does not meet the VIE determination criteria.

See Note 13 for discussion of our commitments related to RJTCF.

NOTE 8 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and Money Market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate:

	June 30, 2011		September 30, 2010
	Balance	Weighted- Average Rate (1)	Balance	Weighted- Average Rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$4,570	0.01%	$3,563	0.01%
Demand deposits (non-interest-bearing) (2)	5,440	-	3,089	-
Savings and Money Market accounts (2) (3)	6,695,349	0.08%	6,855,490	0.12%
Certificates of deposit	239,099	2.67%	217,576	2.94%
Total bank deposits	$6,944,458	0.17%	$7,079,718	0.21%

(1)	Weighted-average rate calculation is based on the actual deposit balances at June 30, 2011 and September 30, 2010, respectively.

(2)	Bank deposits exclude affiliate deposits of approximately $1 million and $400 million at June 30, 2011 and September 30, 2010, respectively.

(3)
Bank deposits at September 30, 2010 include additional deposits received through the Raymond James Bank Deposit Program (“RJBDP”) associated with the point-in-time regulatory balance sheet composition requirements of RJ Bank. These deposits were redirected in October, 2010 to other RJBDP participating banks.  See Note 22, page 130, of our 2010 Form 10-K for discussion of the September 30, 2010 point-in-time regulatory requirements.

RJ Bank’s Savings and Money Market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the RJBDP administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	June 30, 2011		September 30, 2010
	Denominations Greater than or Equal to $100,000	Denominations Less than $100,000	Denominations Greater than or Equal to $100,000	Denominations Less than $100,000
	(in thousands)

Three months or less	$13,169	$17,101	$6,378	$10,734
Over three through six months	4,155	7,055	5,098	10,921
Over six through twelve months	7,580	10,939	14,982	26,387
Over one through two years	12,897	17,718	6,925	15,905
Over two through three years	12,854	15,650	16,084	14,621
Over three through four years	24,183	29,194	9,064	14,349
Over four through five years	32,903	33,701	29,806	36,322
Total	$107,741	$131,358	$88,337	$129,239

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in thousands)

Certificates of Deposit	$1,589	$1,654	$4,718	$4,951
Money Market, savings and NOW accounts	1,215	2,284	4,843	7,245
Total interest expense on deposits	$2,804	$3,938	$9,561	$12,196

NOTE 9 – OTHER BORROWINGS

The following table details the components of other borrowings:

	June 30, 2011	September 30, 2010
	(in thousands)
Other borrowings:
FHLB advances (1)	$-	$2,445,000
Borrowings on secured lines of credit (2)	-	62,000
Borrowings on unsecured lines of credit (3)	-	50,000
Total other borrowings	$-	$2,557,000

(1)	There are no FHLB advances outstanding as of June 30, 2011.

As of September 30, 2010, FHLB advances consisted of several short-term fixed-rate advances and one $2.4 billion overnight advance to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank qualifying as a thrift institution. The overnight advance was repaid on October 1, 2010.  See Note 22, pages 129 – 130, of our 2010 Form 10-K for further discussion of the point-in-time requirement.

(2)
There are no outstanding borrowings on secured lines of credit as of June 30, 2011.  Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(3)
There are no outstanding borrowings on unsecured lines of credit as of June 30, 2011.  Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13.5 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF.  There were no borrowings outstanding on these lines of credit as of either June 30, 2011 or September 30, 2010.

As of June 30, 2011, there were other collateralized financings outstanding in the amount of $65 million. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. As of September 30, 2010, in addition to the $62 million of secured borrowings and $50 million in unsecured borrowings described above, there were other collateralized financings outstanding in the amount of $233.3 million which are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

NOTE 10 – CORPORATE DEBT

The following summarizes our corporate debt as of June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
	(in thousands)

Mortgage notes payable (1)	$53,585	$56,009
4.25% senior notes, due 2016, net of unamortized discount of $481 thousand at June 30, 2011 (2)	249,519	-
8.60% senior notes, due 2019, net of unamortized discount of $41 thousand and $45 thousand at June 30, 2011 and September 30, 2010, respectively (3)	299,959	299,955
Other financings (4)	9,585	-
Total corporate debt	$612,648	$355,964

(1)
Mortgage notes payable pertain to mortgage loans on our headquarters office complex. These mortgage loans are secured by land, buildings, and improvements with a net book value of $60.1 million at June 30, 2011.  These mortgages bear interest at 5.7% with repayment terms of monthly interest and principal debt service and a January 2023 maturity.

(2)
In April 2011, we sold in a registered underwritten public offering, $250 million in aggregate principal amount of 4.25% senior notes due April 2016.  Interest on these senior notes is payable semi-annually.  We may redeem some or all of these senior notes at any time prior to their maturity at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed, or (ii) the sum of the present value of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 30 basis points, plus accrued and unpaid interest thereon to the redemption date.

(3)
In August 2009, we sold in a registered underwritten public offering, $300 million in aggregate principal amount of 8.60% senior notes due August 2019. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to their maturity, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 50 basis points, plus accrued and unpaid interest thereon to the redemption date.

(4)
Effective in April 2011, we acquired a controlling interest in RJES (see Note 1 for further discussion of this transaction).  This financing balance pertains to pre-existing term loan financing of RJES.  The term loan bears interest at a variable rate indexed to the Euro Interbank Offered Rate and is secured by certain assets of RJES.  The repayment terms include annual principal repayments and a September 2013 maturity.

As a result of our April 1, 2011 acquisition of Howe Barnes (see Note 1 for discussion), we assumed $3.4 million of their pre-existing subordinated debt.  On April 1, 2011, we retired this subordinated debt.

Our corporate debt as of June 30, 2011, based upon its contractual terms, matures as follows:

June 30, 2011
(in thousands)

Quarter-ended September 30, 2011	$3,988
Fiscal 2012	6,602
Fiscal 2013	6,918
Fiscal 2014	3,860
Fiscal 2015	4,086
Fiscal 2016 and thereafter	587,194
Total	$612,648

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

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

We elect to net-by-counterparty the fair value of interest rate swap contracts entered into by our fixed income trading group. Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all individual swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  As we elect to net-by-counterparty the fair value of interest rate swap contracts, we also net-by-counterparty any collateral exchanged as part of the swap agreement.  This cash collateral is recorded net-by-counterparty at the related fair value. The cash collateral included in the net fair value of all open derivative asset positions aggregates to a net liability of $2 million and a net asset of $10.6 million at June 30, 2011 and September 30, 2010, respectively. The cash collateral included in the net fair value of all open derivative liability positions aggregates to a net asset of $5.3 million and a net liability of $1.8 million at June 30, 2011 and September 30, 2010, respectively. Our maximum loss exposure under these interest rate swap contracts at June 30, 2011 is $22.4 million.

To mitigate interest rate risk in a significantly rising rate environment, during the year ended September 30, 2008, RJ Bank purchased three-year term interest rate caps with high strike rates (more than 300 basis points higher than rates in effect as of their date of purchase). The interest rate caps, whose unexpired notional value is $500 million at June 30, 2011, will increase in value if interest rates rise and will entitle RJ Bank to cash flows if interest rates rise above strike rates. In addition, RJ Bank, in the ordinary course of business, enters into commitments to originate fixed-rate mortgage loans. These derivative instruments are recorded at fair value with any changes in fair value recorded in earnings within the Condensed Consolidated Statements of Income for the period. Cash flows related to these derivative instruments are included in operating activities on the Condensed Consolidated Statements of Cash Flows.  Our maximum loss exposure under these derivative instruments is insignificant to the condensed consolidated financial statements at June 30, 2011.

None of our derivatives are designated as fair value or cash flow hedges.

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset Derivatives
	June 30, 2011			September 30, 2010
	Balance Sheet Location	Notional Amount	Fair Value (1)	Balance Sheet Location	Notional Amount	Fair Value (1)
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts	Trading instruments	$1,880,872	$84,171	Trading instruments	$1,130,767	$102,490
	Other assets	500,000	-	Other assets	1,500,000	-

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

	Liability Derivatives
	June 30, 2011			September 30, 2010
	Balance Sheet Location	Notional Amount	Fair Value (1)	Balance Sheet Location	Notional Amount	Fair Value (1)
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts	Trading instruments sold	$1,444,967	$65,292	Trading instruments sold	$1,172,927	$86,039
Loan commitments	Trade and other payables	5,320	14	Trade and other payables	15,523	105

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

See the table below for the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income.

		Amount of gain (loss) on derivatives recognized in income
	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income	Three months ended June 30,		Nine months ended June 30,
		2011	2010	2011	2010
	(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts	Net trading profits	$(339)	$(3,419)	$3,836	$(1,774)
	Other revenues	-	1	-	(286)
Forward sale contracts	Other revenues	-	25	-	(222)
Loan commitments	Other expenses	1	2	91	33

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

NOTE 12 – INCOME TAXES

For further discussion of income tax matters, see Note 16, pages 115 – 117, in our 2010 Form 10-K.

As of June 30, 2011 and September 30, 2010, our liability for unrecognized tax benefits was $5.3 million and $4.3 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4.2 million and $3.4 million at June 30, 2011 and September 30, 2010, respectively.  We anticipate that the unrecognized tax benefits will not change significantly over the next 12 months.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of June 30, 2011 and September 30, 2010, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $1.7 million and $1.4 million, respectively.

Our effective tax rate of approximately 40.5% for the three month period ended June 30, 2011 is greater than the approximately 37.8% effective tax rate applicable to the prior year quarter.  The primary factors for this increase in our effective tax rate for the quarter ended June 30, 2011 were a repatriation of earnings from one of our foreign subsidiaries and the accrual of a fine related to the auction rate securities settlement that is not tax deductible (see Note 13 for further discussion of this matter) all of which occurred in a quarter with comparatively lower pre-tax income.  For the fiscal year-to-date period ended June 30, 2011, our effective tax rate of 37.6% approximates the prior year-to-date effective rate.

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

NOTE 13 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and Contingencies

On June 30, 2011, RJ Bank announced that it entered into a definitive agreement to acquire substantially all of a foreign bank’s Canadian corporate loan portfolio.  As a result of this transaction, RJ Bank organized a finance entity in Canada which will allow it to expand its corporate and commercial real estate lending activity.  This loan portfolio consists of approximately $615 million in loan commitments, of which approximately $500 million is outstanding.  The loan portfolio is highly diverse and performing well with loans across various industry sectors throughout Canada.  The transaction is expected to close prior to September 30, 2011 and is subject to Canadian and U.S. regulatory approvals, the latter of which is still pending.

As of June 30, 2011, RJ Bank had not settled purchases of $18.9 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

RJ Bank has committed $2 million to a small business investment company which provides capital and long-term loans to small businesses.  As of June 30, 2011, we have invested $800,000 of the committed amount and the distributions received have been insignificant.

See Note 17 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

In the normal course of business we enter into underwriting commitments. As of June 30, 2011, RJ&A had no open transactions involving such commitments.  Transactions involving such commitments of RJ Ltd. that were recorded and open at June 30, 2011 were approximately $7.2 million in Canadian dollars (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At June 30, 2011, we had client margin securities valued at $83.3 million pledged with a clearing organization to meet our requirement of $66.3 million.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting and/or retention purposes. These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us and in most circumstances require them to meet certain production requirements.  As of June 30, 2011, we had made commitments to either prospects who have accepted our offer, or recently recruited producers, of approximately $26.6 million that have not yet been funded.

We have committed a total of $62.3 million, in amounts ranging from $200,000 to $5 million, to 45 different independent venture capital or private equity partnerships.  In addition, we have a commitment totaling $38.2 million to two additional private equity limited partnerships.  As of June 30, 2011, we have invested $68.9 million of the committed amounts and have received $46.4 million in distributions.  We also control the general partner in one internally sponsored private equity limited partnership to which we have committed and invested $6.5 million, and have received $5.2 million in distributions as of June 30, 2011.

We are the general partner in EIF Funds. These limited partnerships invest in the merchant banking and private equity activities of ours and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention measures for certain of our qualified key employees. At June 30, 2011, the funds have unfunded commitments of $639,000.  See Note 7 for additional information regarding our consolidation of the EIF Funds.

RJF has committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, aggregating up to $150 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits (“project partnerships”). These investments in project partnerships are then sold to various tax credit funds, which have third-party investors, and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings.

RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At June 30, 2011, cash funded to invest in either loans or investments in project partnerships was $51.8 million.

At June 30, 2011, the approximate market values of collateral received that we can repledge were:

Sources of Collateral
(in thousands)

Securities purchased under agreements to resell and other collateralized financings	$468,859
Securities received in securities borrowed vs. cash transactions	304,020
Collateral received for margin loans	1,363,463
Total	$2,136,342

Certain collateral was repledged. At June 30, 2011, the approximate market values of this portion of collateral and financial instruments that we own and pledged were:

Uses of Collateral and Trading Securities
(in thousands)

Securities sold under agreements to repurchase	$69,355
Securities delivered in securities loaned vs. cash transactions	696,311
Collateral used for cash loans	29
Collateral used for deposits at clearing organizations	94,755
Total	$860,450

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

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At June 30, 2011, the current exposure under these guarantees was $8.2 million, which were underwritten as part of the larger corporate credit relationship.  The outstanding interest rate swaps at June 30, 2011 have maturities ranging from July 2013 through October 2016.  The estimated total potential exposure under these guarantees is $16.1 million at June 30, 2011.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 11 for additional information regarding our interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At June 30, 2011, there were no outstanding performance guarantees in Argentina.

In March 2008, RJF guaranteed an $8 million letter of credit issued for settlement purposes that was requested by the Capital Markets Board (“CMB”) for our Turkish joint venture.  While our Turkish joint venture ceased operations in December 2008, the CMB has not released this letter of credit.  The issuing bank has instituted an action seeking payment of its fees on the underlying letter of credit and to confirm that the guarantee remains in effect.

RJF guarantees the existing mortgage debt of RJ&A of approximately $53.6 million.

RJTCF issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $1.7 million as of June 30, 2011.

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the performance guarantees, the circumstances resulting in a payment to third parties depend upon the quantity and timing of the qualification of tax credits by the underlying projects within Fund 34.  Based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any refunds will be paid to any of these third parties under these performance guarantees.  The maximum exposure to loss represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $39.7 million as of June 30, 2011.  Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next ten years, RJTCF is obligated to provide the investor with a specified return.  A $41.6 million financing asset is included in prepaid expenses and other assets, and a nearly offsetting $41.3 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of June 30, 2011. The maximum exposure to loss under this guarantee represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $57.2 million at June 30, 2011.  Based upon the most recent projections and the performance of Fund 34, we do not anticipate that any significant payments to investors will be required as a result of these guarantees.  See Note 7 for the impact of this guarantee on the VIE determinations associated with this LIHTC fund.

Auction Rate Securities Matters

In connection with Auction Rate Securities (“ARS”), our principal broker-dealers, RJ&A and Raymond James Financial Services, Inc. (“RJFS”), were subject to investigations by the Securities Exchange Commission (“SEC”), and certain states led by Florida’s Office of Financial Regulation and the Texas Securities Board regarding the sale of ARS.  On June 29, 2011, RJ&A and RJFS finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into RJ&A and RJFS’s offer and sale of ARS.  Under these settlement agreements, we will extend an offer to purchase at par, from certain current and former clients, eligible ARS that were purchased through RJ&A or RJFS on or before February 13, 2008, provided the eligible ARS were not transferred away from RJ&A or RJFS prior to January 1, 2006 and those securities were held on February 13, 2008.  This offer will not extend to clients whose accounts were owned, managed or advised by or through correspondent broker-dealers or unaffiliated investment advisors or who acted as institutional money managers and did not hold ARS in RJ&A or RJFS accounts.  This offer will remain open until September 29, 2011.  For eligible clients who accept the offer prior to its expiration, we expect to purchase their eligible ARS no later than October 6, 2011.  RJ Securities, Inc. (“RJS”), a wholly owned non-broker-dealer subsidiary, will purchase and hold the ARS repurchased as a result of this settlement.  RJF has guaranteed RJS’ obligation to perform these repurchases.  In addition, RJ&A and RJFS will use its best efforts to identify and then make whole any losses sustained by eligible clients who purchased ARS through RJ&A or RJFS on or before February 13, 2008 and sold such securities at a loss prior to June 29, 2011.  We will use our best efforts to identify and then reimburse clients who had borrowing costs related to providing liquidity on ARS which exceeded the amount they earned in interest or dividends from their eligible ARS at the time they borrowed money from RJ&A or RJFS.  RJ&A and RJFS will participate in a special arbitration process for the purpose of arbitrating eligible investors’ consequential damage claims arising from their inability to sell their eligible ARS.  No fines were imposed by the SEC under the settlement agreement.  A fine in the amount of $1.75 million was imposed by the state regulators and is included in other expense in our Condensed Consolidated Statements of Income.

We estimate that ARS with a total par value of up to $300 million may be eligible for the settlement offer.  This amount includes an estimate of the eligible ARS of former clients which may be tendered.  The difference between the aggregate purchase price and the market value of the ARS to be purchased represents our primary exposure to loss under the agreements.  We are accounting for this settlement obligation in accordance with accounting pronouncements applicable to market value guarantees. Our estimate of the loss arising from the difference between our purchase price and the fair value of ARS securities tendered as a result of the settlement offer is $45 million, which is reflected as a loss provision for auction rate securities in our Condensed Consolidated Statements of Income and a component of trade and other payables in our Condensed Consolidated Statements of Financial Condition.  Our estimate is based upon current market conditions.  The actual difference between our purchase price and the fair value of securities tendered may vary significantly from this estimate and will depend upon a number of factors including; future market conditions, the amount of ARS we ultimately purchase, issuer redemptions, and the amount of any payments made as a result of the make-whole for clients who sold eligible ARS at a loss.

Legal Matter Contingencies

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

For further information on our accounting policies regarding legal reserves, see Note 1, page 89, of our 2010 Form 10-K.

NOTE 14 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Interest income:
Margin balances	$13,341	$11,910	$38,748	$34,300
Assets segregated pursuant to regulations and other segregated assets	2,043	2,049	6,118	5,626
Bank loans, net of unearned income	64,824	62,168	205,410	193,564
Available for sale securities	2,382	4,348	8,827	13,906
Trading instruments	5,067	5,125	16,379	13,172
Stock borrow	1,420	2,492	4,384	6,401
Interest income of VIEs	-	-	1	13
Other	6,755	4,688	17,162	10,445
Total interest income	95,832	92,780	297,029	277,427

Interest expense:
Brokerage client liabilities	829	896	2,564	2,724
Retail bank deposits	2,804	3,938	9,561	12,196
Stock loan	489	1,175	1,398	2,651
Borrowed funds	804	1,516	3,098	4,561
Senior notes	8,968	6,523	22,014	19,568
Interest expense of VIEs	1,430	1,026	4,563	3,252
Other	2,501	1,165	5,818	2,537
Total interest expense	17,825	16,239	49,016	47,489

Net interest income	78,007	76,541	248,013	229,938
Less: Provision for loan losses	(8,363)	(17,098)	(28,232)	(59,870)

Net interest income after provision for loan losses	$69,644	$59,443	$219,781	$170,068

NOTE 15 – SHARE-BASED COMPENSATION

At June 30, 2011 we had multiple stock-based compensation plans for our employees, Board of Directors and non-employees.  On our 2010 Form 10-K, the accounting policies and other information relating to the employee and Board of Director share-based compensation plans are outlined in Note 20, pages 121 – 125, while Note 21, pages 125 – 128, discusses our non-employees.  For purposes of this report we have combined our presentation of both our employee and Board of Director share-based compensation plans with our non-employee share-based compensation plans, both of which are described below.

Fixed Stock Option Plans

Expense (expense reduction) and income tax benefits related to our stock option compensation plans available for grants to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended June 30,			Nine months ended June 30,
	2011		2010	2011	2010
	(in thousands)

Total share-based (expense reduction) expense	$	(769)	$852	$8,217	$8,518
Income tax benefits related to share-based expense		(781)	(255)	1,215	875

Cash received from stock option exercises for these plans for the nine months ended June 30, 2011 was $32.2 million.  There was approximately $200,000 of excess tax benefits realized during the nine months ended June 30, 2011 resulting from the exercise of option awards during the nine months.

During the three months ended June 30, 2011, we granted 600 stock options to employees and no stock options to our independent contractor financial advisors. During the nine months ended June 30, 2011, we granted 246,600 stock options to employees and 45,000 stock options to our independent contractor financial advisors.  During the nine months ended June 30, 2011, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2011 are presented below:

	Unrecognized Pre-tax Expense	Remaining Weighted- average Period
	(in thousands)	(in years)

Employees and directors	$13,519	3.0
Independent contractor financial advisors	806	2.8

The weighted-average grant-date fair value of stock option awards granted to employees for the three and nine months ended June 30, 2011 is $11.91 and $9.71, respectively.

The fair value of each option grant awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model.  The weighted-average fair value for unvested options granted to independent contractor financial advisors as of June 30, 2011 is $7.97.

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

During the three months ended June 30, 2011, we granted no shares of restricted stock to employees and outside directors, 154,095 restricted stock units to employees, and no restricted stock units to outside directors.  During the nine months ended June 30, 2011, we granted 98,258 shares of restricted stock to employees, 718,489 restricted stock units to employees, and 12,000 restricted stock units to outside directors.  There were no shares of restricted stock or restricted stock units granted to independent contractor financial advisors during the nine months ended June 30, 2011.  Restricted stock grants under the 2005 Restricted Stock Plan are limited to 2,000,000 shares per fiscal year.

Expense and income tax benefits related to our restricted stock plans available for grants to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in thousands)

Total share-based expense	$4,563	$4,853	$14,757	$15,483
Income tax benefits related to share-based expense	1,734	1,822	5,608	5,814

Unrecognized pre-tax expense for restricted stock shares and restricted stock units granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2011 are presented below:

	Unrecognized Pre-tax Expense	Remaining Weighted- average Period
	(in thousands)	(in years)

Employees and directors	$44,270	3.4
Independent contractor financial advisors	1,543	2.1

The weighted-average grant-date fair value of restricted stock share and unit awards granted to employees and outside directors for the three and nine months ended June 30, 2011 is $37.15 and $31.47, respectively.

The fair value of each restricted stock share awarded to our independent contractor financial advisors is valued on the date of grant and periodically revalued at the current stock price.  The weighted-average fair value for unvested restricted stock awards granted to independent contractor financial advisors as of June 30, 2011 is $32.15.

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

During the three months ended June 30, 2011, we granted 1,158 restricted stock units to employees as part of our stock bonus plan.  During the nine months ended June 30, 2011, we granted 404,999 restricted stock units to employees as part of our stock bonus plan.  Restricted stock units granted under the 2007 stock bonus plan are limited to 750,000 shares per fiscal year.

Expense and income tax benefits related to our stock plan available for grants to employees are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in thousands)

Total share-based expense	$1,694	$1,725	$8,927	$6,946
Income tax benefits related to share-based expense	644	648	3,392	2,608

Unrecognized pre-tax expense for share-based awards granted to employees, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2011 is $10.6 million and 2 years, respectively.  The weighted-average grant-date fair value of restricted stock share and unit awards granted to employees for the three and nine months ended June 30, 2011 is $38.24 and 31.56, respectively.

NOTE 16 – REGULATIONS AND CAPITAL REQUIREMENTS

For a discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 22, pages 128 – 130, of our 2010 Form 10-K.

The net capital position of RJ&A are as follows:

	June 30, 2011	September 30, 2010
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	23.92%	17.37%
Net capital	$381,464	$253,341
Less: required net capital	(31,896)	(29,169)
Excess net capital	$349,568	$224,172

The net capital position of RJFS are as follows:

	June 30, 2011	September 30, 2010
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$14,137	$14,540
Less: required net capital	(250)	(250)
Excess net capital	$13,887	$14,290

The risk adjusted capital of our Canadian broker-dealer subsidiary RJ Ltd. are as follows (in Canadian dollars):

	June 30, 2011	September 30, 2010
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$66,637	$52,022
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$66,387	$51,772

At June 30, 2011, our other active domestic and international broker-dealers are in compliance with and met all net capital requirements.

As of the most recent notification from its regulator, RJ Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed RJ Bank's categorization.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2011:
Total capital (to risk-weighted assets)	$988,740	13.7%	$576,965	8.0%	$721,206	10.0%
Tier I capital (to risk-weighted assets)	897,955	12.5%	288,482	4.0%	432,724	6.0%
Tier I capital (to adjusted assets)	897,955	11.3%	317,229	4.0%	396,537	5.0%

As of September 30, 2010 :
Total capital (to risk-weighted assets)	$985,961	13.0%	$608,096	8.0%	$760,120	10.0%
Tier I capital (to risk-weighted assets)	890,442	11.7%	304,048	4.0%	456,072	6.0%
Tier I capital (to adjusted assets)	890,442	8.2%	434,193	4.0%	542,741	5.0%

RJ Bank calculates the Total Capital and Tier I Capital ratios in order to assess its compliance with both regulatory requirements and its internal capital policy in addition to providing a measure of underutilized capital should these ratios become excessive.  Capital levels are continually monitored to assess RJ Bank’s capital position.

Excluding the impact of the additional assets held at September 30, 2010 in order for RJ Bank to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution (see page 130 of the 2010 Form 10-K), the Total Capital (to risk-weighted assets) ratio and the Tier I Capital (to adjusted assets) ratio decreased from 14.2% and 12.1%, respectively, at September 30, 2010 to 13.7% and 11.3%, respectively, at June 30, 2011.  The decrease in both ratios was due to $100 million in dividends declared and paid to RJF during the current fiscal year, partially offset by earnings and $25 million of capital contributions received from RJF during this same period.

NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

For a discussion of our financial instruments with off-balance sheet risk, see Note 23 pages, 130 – 132, of our 2010 Form 10-K.

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

June 30, 2011
(in thousands)

Standby letters of credit (1)	$222,721
Open end consumer lines of credit	32,146
Commercial lines of credit	1,931,499
Unfunded loan commitments - variable rate	89,115
Unfunded loan commitments – fixed-rate	1,946

(1)	Generally, these standby letters of credit are underwritten as part of a larger corporate credit relationship.

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of our actual future credit exposure or future liquidity requirements. We maintain a reserve to provide for potential losses related to the unfunded lending commitments. See Note 6 for further discussion of this reserve for unfunded lending commitments.

RJ Bank had $34.1 million in outstanding commitments to sell Small Business Administration loan pool securitizations as of June 30, 2011.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held that are denominated in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of June 30, 2011, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $18.4 million and CDN $3.3 million, respectively.

NOTE 18 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$46,786	$60,687	$209,426	$159,218
Less allocation of earnings and dividends to participating securities (1)	(1,392)	(2,554)	(6,811)	(6,726)
Net income attributable to RJF common shareholders	$45,394	$58,133	$202,615	$152,492

Income for diluted earnings per common share:
Net income attributable to RJF	$46,786	$60,687	$209,426	$159,218
Less allocation of earnings and dividends to participating securities (1)	(1,387)	(2,548)	(6,791)	(6,715)
Net income attributable to RJF common shareholders	$45,399	$58,139	$202,635	$152,503

Common shares:
Average common shares in basic computation	123,238	119,622	122,200	119,180
Dilutive effect of outstanding stock options and certain restricted stock units	720	397	489	276
Average common shares used in diluted computation	123,958	120,019	122,689	119,456

Earnings per common share:
Basic	$0.37	$0.49	$1.66	$1.28
Diluted	$0.37	$0.48	$1.65	$1.28
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	534	3,395	1,035	3,485

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 3.8 million and 5.3 million for the three months ended June 30, 2011 and 2010, respectively.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 4.1 million and 5.3 million for the nine months ended June 30, 2011 and 2010, respectively. Dividends paid to participating securities amounted to $486,000 and $559,000 for the three months ended June 30, 2011 and 2010, respectively.  Dividends paid to participating securities amounted to $1.5 million and $1.7 million during the nine months ended June 30, 2011 and 2010, respectively. Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010

Dividends per common share	$0.13	$0.11	$0.37	$0.33

NOTE 19 – SEGMENT ANALYSIS

We currently operate through the following eight business segments: Private Client Group; Capital Markets; Asset Management; RJ Bank; Emerging Markets; Securities Lending (formerly named “Stock Loan/Borrow”); Proprietary Capital and various corporate activities combined in the "Other" segment.  The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 25, pages 133 – 135, of our 2010 Form 10-K.

Information concerning operations in these segments of business is as follows:

	Three months ended June 30,			Nine months ended June 30,
	2011		2010	2011		2010
	(in thousands)
Revenues:
Private Client Group	$557,017		$486,566	$1,633,080		$1,409,761
Capital Markets	162,695		154,077	513,130		437,620
Asset Management	58,458		49,296	169,386		147,910
RJ Bank	67,836		69,647	214,376		210,099
Emerging Markets	14,449		4,391	35,000		11,993
Securities Lending	1,502		2,573	4,731		6,666
Proprietary Capital	13,716		4,445	14,111		17,093
Other	1,286		2,217	8,263		6,013
Intersegment eliminations	(8,747)		(9,600)	(26,788)		(30,887)
Total revenues (1)	$868,212		$763,612	$2,565,289		$2,216,268

Income (Loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$53,317		$44,792	$155,047		$113,047
Capital Markets	14,191		19,623	72,526		53,016
Asset Management	17,593		12,152	48,414		35,453
RJ Bank	42,093		29,185	130,813		84,644
Emerging Markets	2,710		(1,109)	4,223		(4,091)
Securities Lending	323		720	1,177		2,053
Proprietary Capital	6,616		3,090	2,442		2,236
Other	(58,176	)(2)	(10,942)	(79,224	)(2)	(29,803)
Pre-tax income excluding noncontrolling interests	78,667		97,511	335,418		256,555
Add: net income (loss) attributable to noncontrolling interests	2,412		(2,164)	(3,355)		113
Income including noncontrolling interests and before provision for income taxes	$81,079		$95,347	$332,063		$256,668

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

(2)	The Other segment for the period ended June 30, 2011 includes a $45 million pre-tax loss provision for auction rate securities (see further discussion of this matter in Note 13).

Net interest income (expense):
Private Client Group	$17,740	$14,325	$49,905	$40,957
Capital Markets	617	1,841	4,045	3,561
Asset Management	26	24	78	72
RJ Bank	65,104	62,466	206,243	195,279
Emerging Markets	215	26	843	78
Securities Lending	931	1,317	2,986	3,750
Proprietary Capital	145	1,698	325	1,756
Other	(6,771)	(5,156)	(16,412)	(15,515)
Net interest income	$78,007	$76,541	$248,013	$229,938

The following table presents our total assets on a segment basis:

	June 30, 2011	September 30, 2010
	(in thousands)

Total assets:
Private Client Group (1)	$4,586,557	$4,053,054
Capital Markets (2)	1,542,960	1,791,618
Asset Management	63,383	62,850
RJ Bank	7,902,969	10,818,240
Emerging Markets	78,671	27,538
Securities Lending	709,314	680,326
Proprietary Capital	174,852	167,010
Other	1,058,403	282,445
Total	$16,117,109	$17,883,081

(1)	Includes $48 million of goodwill.

(2)	Includes $24 million of goodwill.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
United States	$752,726	$669,673	$2,208,322	$1,965,424
Canada	83,478	75,094	270,492	196,685
Europe	17,416	14,489	50,557	42,392
Other	14,592	4,356	35,918	11,767
Total	$868,212	$763,612	$2,565,289	$2,216,268

Pre-tax income (loss) excluding noncontrolling interests:
United States	$67,935	$91,003	$296,857	$249,690
Canada	9,063	7,665	36,861	11,875
Europe	(781)	83	(2,497)	(899)
Other	2,450	(1,240)	4,197	(4,111)
Total	$78,667	$97,511	$335,418	$256,555

Our total assets, classified by major geographic area in which they are held are presented below:

	June 30, 2011	September 30, 2010
	(in thousands)
Total assets:
United States (1)	$14,426,663	$16,369,401
Canada(2)	1,565,019	1,443,943
Europe(3)	50,403	28,057
Other	75,024	41,680
Total	$16,117,109	$17,883,081

(1)	Includes $32 million of goodwill.

(2)	Includes $33 million of goodwill.

(3)	Includes $7 million of goodwill.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Quarter ended June 30, 2011 compared with the quarter ended June 30, 2010

Notwithstanding the unsettled market conditions during the quarter, most of our businesses performed well.  Our net revenues of $850 million approximated the prior quarter, and represented a 14% improvement over the prior year quarter.  This improvement over the prior year quarter was led by revenue increases in most of our primary segments driven by successful execution of our growth strategies in each of these businesses.  Non-interest expenses increased $117 million, or 18%, from the prior year quarter.  Included in such expenses is a one-time $45 million loss provision for auction rate securities (see further discussion below).  Excluding this one-time charge, non-interest expenses would have increased $72 million, or 11%, primarily due to higher variable compensation costs resulting from the increases in commissions and investment banking revenues, partially offset by a $9 million, or 51%, decrease in the bank loan loss provision.

Our pre-tax income decreased $19 million, or 19%, as compared to the prior year quarter.  Excluding the $45 million one-time loss provision for ARS, pre-tax income would have increased 27%.  We generated net income of nearly $47 million in the current quarter, a $14 million, or 23%, decrease as compared to the prior year quarter.  Excluding the one-time charge and its associated income tax effect, net income would have been nearly $75 million (a non-GAAP measure), an increase of 23% over the prior year quarter.

As compared to the prior year quarter, our financial results were most significantly impacted by:

•
An $8.5 million, or 19%, increase in the pre-tax income of our Private Client Group (“PCG”) segment.  This increase resulted from a combination of favorable factors including the increased activity levels of our private clients due to an improved level of confidence in the equity markets and our continued realization of the benefits of our active recruiting over the past two years evidenced by increased financial advisor productivity.

•	A $12.9 million, or 44%, increase in the pre-tax income generated by RJ Bank. This increase primarily resulted from a significantly lower loan loss provision resulting from improved credit quality.

•
A $5.4 million, or 45%, increase in pre-tax income generated by our Asset Management segment.  Assets under management increased resulting from both increased valuations in the equity markets and the net inflows of client assets.

•
A $5.4 million, or 28%, decrease in the pre-tax income of our Capital Markets segment.  Investment banking revenues in the current quarter increased over the prior year quarter; however, results were significantly impacted by decreases in both equity and fixed income institutional sales commissions resulting from this quarter’s unsettled financial markets.

•	A one-time, pre-tax $45 million loss provision for ARS.

On April 1, 2011 we completed our previously announced acquisition of Howe Barnes Hoefer and Arnett, Inc. (“Howe Barnes”).  This acquisition reflects our growth strategy to expand both our capital markets and our private client presence in strategic markets.  Our operating results for the current quarter include certain one-time expenses related to this acquisition.

On April 11, 2011, we completed a sale of $250 million of 4.25% senior notes, due April 2016.  With our resultant liquidity, we believe we are well positioned to execute our growth strategies in each of our core businesses.

On June 29, 2011, we settled the ARS matter with various regulatory agencies by offering to repurchase certain ARS from our clients, or former clients.  We believe that even though the one-time $45 million pre-tax loss provision for auction rate securities was significant, the resolution of the ARS matter was in the best interests of our clients and the firm.  Although there can be no assurances, we anticipate that our ultimate loss, which will be the difference between the ARS repurchased at par and the amount we ultimately receive over time from either future issuer redemptions, maturities, or sales, will be lower than the loss provision.  We anticipate the great majority of the ARS repurchases subject to the offer will have occurred prior to September 30, 2011.

As we anticipated, regulations continue to arise under the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank”) many of which have yet to be adopted by various regulatory agencies.  We continue to closely monitor this rule making process and while the exact impact of new rules on our business is still uncertain, our expectation remains that the legislation will not have a significant impact on our operations.  We do anticipate an increase in compliance costs once any new rules are adopted.  There has been no change in our expectations regarding how this new legislation will impact the regulation and oversight of RJ Bank.  Effective July 21, 2011, the Office of Thrift Supervision (“OTS”) was merged into the Office of the Comptroller of the Currency (“OCC”), at which time RJF became subject to the supervision of the Board of Governors of the Federal Reserve System (“FRB”).  We continue to anticipate a change in RJ Bank’s federal charter to become effective some time during calendar year 2011, upon the conversion of RJ Bank to a national bank.

Nine months ended June 30, 2011 compared with the nine months ended June 30, 2010

Our net revenues improved by $347 million, or 16%, to $2.52 billion for the nine month period ended June 30, 2011 as compared to the prior year period.  Non-interest expenses increased $272.1 million, or 14%, to $2.2 billion, driven primarily by higher variable compensation costs resulting from the increase in commissions, investment banking revenues, and overall firm profitability and the one-time $45 million loss provision for ARS, partially offset by a $31.6 million, or 53%, decrease in the bank loan loss provision.  We generated net income of $209.4 million, a $50.2 million, or 32%, improvement over the prior year period.  Excluding the $45 million loss provision for ARS and its associated income tax effect, net income would have increased 49% (a non-GAAP measure).

Our financial results during the nine month period were most significantly impacted by the factors described for the three month period unless otherwise noted:

•	A $42 million, or 37%, increase in the pre-tax income of our PCG segment.

•
A $46.2 million, or 55%, increase in the pre-tax income generated by RJ Bank.  This increase resulted from the factors described above and an increase in net interest income ($6 million arising from a one-time adjustment recorded during the first quarter of fiscal year 2011).

•	A $19.5 million, or 37%, increase in the pre-tax income of our Capital Markets segment.

•	A $13 million, or 37%, increase in pre-tax income generated by our Asset Management segment.

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

The following table presents our consolidated and segment gross revenues and pre-tax income excluding noncontrolling interests for the periods indicated:

	Three months ended June 30,				Nine months ended June 30,
	2011		2010	% Change	2011		2010	% Change
	($ in thousands)
Total company
Revenues	$868,212		$763,612	14%	$2,565,289		$2,216,268	16%
Pre-tax income excluding noncontrolling interests	78,667		97,511	(19)%	335,418		256,555	31%

Private Client Group
Revenues	$557,017		$486,566	14%	$1,633,080		$1,409,761	16%
Pre-tax income	53,317		44,792	19%	155,047		113,047	37%

Capital Markets
Revenues	162,695		154,077	6%	513,130		437,620	17%
Pre-tax income	14,191		19,623	(28)%	72,526		53,016	37%

Asset Management
Revenues	58,458		49,296	19%	169,386		147,910	15%
Pre-tax income	17,593		12,152	45%	48,414		35,453	37%

RJ Bank
Revenues	67,836		69,647	(3)%	214,376		210,099	2%
Pre-tax income	42,093		29,185	44%	130,813		84,644	55%

Emerging Markets
Revenues	14,449		4,391	229%	35,000		11,993	192%
Pre-tax income (loss)	2,710		(1,109)	344%	4,223		(4,091)	203%

Securities Lending
Revenues	1,502		2,573	(42)%	4,731		6,666	(29)%
Pre-tax income	323		720	(55)%	1,177		2,053	(43)%

Proprietary Capital
Revenues	13,716		4,445	209%	14,111		17,093	(17)%
Pre-tax income	6,616		3,090	114%	2,442		2,236	9%

Other
Revenues	1,286		2,217	(42)%	8,263		6,013	37%
Pre-tax loss	(58,176	)(1)	(10,942)	(432)%	(79,224	)(1)	(29,803)	(166)%

Intersegment eliminations
Revenues	(8,747)		(9,600)	9%	(26,788)		(30,887)	13%

(1)
The Other segment for the period ended June 30, 2011 includes a $45 million pre-tax loss provision for auction rate securities (see further discussion of this matter in Note 13 in the Notes to Condensed Consolidated Financial Statements).

Net Interest Analysis

We have certain assets and liabilities that are subject to changes in interest rates; these changes in interest rates have an impact on our overall financial performance. Given the nature and relationship of our interest-sensitive assets to liabilities, an increase in short-term interest rates would result in an increase in our net earnings primarily resulting from interest revenues increasing more than our interest expense (reflecting an increase in our spreads). The amount of benefit would be dependent upon a variety of factors, including, but not limited to, the change in balances, the rapidity and magnitude of the increase in rates, and the interest rates paid on client cash balances.

Quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 – Net Interest Analysis

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Three months ended June 30,
	2011			2010
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,520,849	$13,341	3.52%	$1,385,893	$11,910	3.45%
Assets segregated pursuant to regulations and other segregated assets	2,047,121	2,043	0.40%	1,906,967	2,049	0.43%
Bank loans, net of unearned income (1)	6,265,346	64,824	4.11%	6,306,762	62,168	3.92%
Available for sale securities (1)	379,875	2,382	2.52%	502,521	4,349	3.47%
Trading instruments		5,067			5,125
Stock borrow		1,420			2,492
Interest-earning assets of variable interest entities		-			-
Other		6,755			4,687

Total interest income		95,832			92,780

Interest-bearing liabilities:
Brokerage client liabilities	3,464,879	829	0.10%	2,918,811	896	0.12%
Bank deposits (1)	6,591,275	2,804	0.17%	6,561,555	3,938	0.24%
Stock loan		489			1,175
Borrowed funds		804			1,516
Senior notes	549,478	8,968	6.62%	299,953	6,523	8.60%
Interest expense of variable interest entities		1,430			1,026
Other		2,501			1,165

Total interest expense		17,825			16,239

Net interest income		$78,007			$76,541
(1)	See Results of Operations – RJ Bank in this MD&A for further information.

Net interest income increased $1.5 million, or 2%, as compared to the same quarter in the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below. In addition to the activity in those segments, our net interest income in the current quarter was negatively impacted by $2.3 million of interest expense associated with our April 2011 issuance of $250 million of 4.25% senior notes.

RJ Bank’s net interest income increased $2.6 million, or 4%.  The net increase resulted from an increase in the yield on interest-earning assets and a decrease in the cost of funds.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased $3.4 million, resulting primarily from increased client margin balances combined with slightly higher spreads.

Nine months ended June 30, 2011 compared with the nine months ended June 30, 2010 – Net Interest Analysis

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Nine months ended June 30,
	2011			2010
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,487,812	$38,748	3.48%	$1,342,882	$34,300	3.41%
Assets segregated pursuant to regulations and other segregated assets	1,936,838	6,118	0.42%	1,856,291	5,626	0.41%
Bank loans, net of unearned income (1)	6,222,486	205,410	4.33%	6,505,387	193,564	3.94%
Available for sale securities (1)	414,837	8,819	2.84%	543,456	13,906	3.42%
Trading instruments		16,379			13,172
Stock borrow		4,384			6,401
Interest-earning assets of variable interest entities		1			13
Other		17,170			10,445

Total interest income		297,029			277,427

Interest-bearing liabilities:
Brokerage client liabilities	3,269,044	2,564	0.10%	2,963,781	2,724	0.12%
Bank deposits (1)	6,620,592	9,561	0.19%	7,051,091	12,196	0.23%
Stock loan		1,398			2,651
Borrowed Funds		3,098			4,561
Senior notes	549,478	22,014	6.62%	299,952	19,568	8.60%
Interest expense of variable interest entities		4,563			3,252
Other		5,818			2,537

Total interest expense		49,016			47,489

Net interest income		$248,013			$229,938

(1)	See Results of Operations – RJ Bank in this MD&A for further information.

Net interest income for the nine months ended June 30, 2011 increased by $18.1 million, or 8%, as compared to the same period in the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below. In addition to the activity in those segments, our net interest income was negatively impacted during the current period by $2.3 million of interest expense associated with our April 2011 issuance of $250 million of 4.25% senior notes.

RJ Bank’s net interest income for the nine month period increased $11 million, or 6%, primarily resulting from the $6 million first quarter of fiscal 2011 correction of an accumulated interest income understatement in prior years related to purchased residential mortgage loan pools and an increase in net interest margin.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Net interest income in the PCG segment increased $8.9 million, resulting primarily from increased client margin balances and slightly higher interest rates thereon.

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Securities commissions and fees	$463,072	14%	$404,767	$1,359,673	16%	$1,174,066
Interest	19,818	22%	16,229	56,462	22%	46,370
Financial service fees	34,981	(9)%	38,328	110,349	1%	109,637
Other	39,146	44%	27,242	106,596	34%	79,688
Total revenues	557,017	14%	486,566	1,633,080	16%	1,409,761

Interest expense	2,078	9%	1,904	6,557	21%	5,413
Net revenues	554,939	15%	484,662	1,626,523	16%	1,404,348

Non-interest expenses:
Sales commissions	337,958	14%	296,606	998,168	15%	865,807
Admin & incentive comp and benefit costs	89,236	10%	81,163	259,102	13%	229,493
Communications and information processing	19,158	32%	14,496	53,920	22%	44,126
Occupancy and equipment	19,006	(5)%	19,919	57,256	(3)%	58,852
Business development	13,754	13%	12,130	40,819	6%	38,583
Clearance and other	22,585	44%	15,688	62,508	14%	54,806
Total non-interest expenses	501,697	14%	440,002	1,471,773	14%	1,291,667
Income before taxes and including noncontrolling interests	53,242	19%	44,660	154,750	37%	112,681
Noncontrolling interests	(75)		(132)	(297)		(366)
Pre-tax income excluding noncontrolling interests	$53,317	19%	$44,792	$155,047	37%	$113,047
Margin on net revenues	9.6%		9.2%	9.5%		8.0%

Through our PCG segment, we provide securities transaction and financial planning services to client accounts through the branch office systems of our broker-dealer subsidiaries located throughout the United States, Canada and the United Kingdom.  Our financial advisors offer a broad range of investments and services, including both third-party and proprietary products, and a variety of financial planning services.  We charge sales commissions or asset-based fees for investment services we provide to our PCG clients based on established schedules. Our financial advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load funds.  Net interest revenue in the PCG segment is generated by customer balances, predominately the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on customer cash balances (“Client Interest Program”).  The PCG segment earns a fee (in lieu of interest revenue) from the Raymond James Bank Deposit Program (“RJBDP”), a program where clients’ cash deposits in their brokerage accounts are re-deposited through a third-party service into interest-bearing deposit accounts at a number of banks. The RJBDP program enables clients to obtain up to $2.5 million in individual Federal Deposit Insurance Corporation (“FDIC”) deposit insurance coverage ($5 million for joint accounts) in addition to earning competitive rates for their cash balances.

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

Revenues of the PCG segment are correlated with total client assets under administration.  As of June 30, 2011, total client assets under administration amounted to $278 billion, an increase of 1% over the preceding quarter and up 20% over the June 30, 2010 total.

The following table presents the number of PCG financial advisors as of the periods indicated:

	Employee	Independent Contractors	June 30, 2011 Total	June 30, 2010 Total
Private Client Group - financial advisors:
Raymond James & Associates (“RJ&A”)	1,300	-	1,300	1,277
Raymond James Financial Services, Inc. (“RJFS”)	-	3,192	3,192	3,238
Raymond James Limited (“RJ Ltd.”)	195	250	445	436
Raymond James Investment Services Limited (“RJIS”)	-	156	156	144
Total financial advisors	1,495	3,598	5,093	5,095

Quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 – Private Client Group

Pre-tax income in the PCG segment increased $8.5 million, or 19%, as compared to the same quarter in the prior year.

Net revenues increased $70.3 million, or 15%.  PCG’s pre-tax margins were 9.6% of net revenues, a modest improvement over the prior year quarter.  Securities commissions and fees increased $58.3 million, or 14%, resulting from a number of favorable factors.  Although equity market levels decreased from the preceding quarter, as compared to the prior year quarter, client assets under administration in this segment increased 20%, which favorably impacts the related fee income.  We continue to realize benefits in the form of increased commission and fee revenues from the successful financial advisors recruited during fiscal 2008 and 2009.  These favorable factors are evidenced in part by a 13% increase in productivity of both domestic independent contractor financial advisors as well as domestic employee financial advisors, over the prior year quarter.  The total number of financial advisors increased over the preceding quarter, and is relatively equivalent to the prior year level. Recruiting results in the past twelve months have not been significant as the recruiting market dynamics have not been consistent with our profitability objectives.

The portion of commission and fee revenues that we consider to be recurring is consistent with the March, 2011 quarter at approximately 60%.  Assets in fee-based accounts increased to $73.4 billion from $55.6 billion on June 30, 2010.  Recurring commission and fee revenues also include trails from mutual funds, variable annuities and insurance products.

PCG interest revenues increased by $3.6 million, or 22%.  Factors favorably impacting the increase include; a 10% increase in client margin balances, to approximately $1.5 billion, partially offset by a slight decrease in the associated domestic interest rate.  Interest revenue earned in our Canadian operations increased due to an increase in both interest rates and customer reserve balances.

Other revenues increased by $11.9 million, or 44%, primarily resulting from increases in marketing support fees, omnibus fees, networking fees, and other fees, all of which are earned from mutual fund companies or annuity carriers, whose products we distribute. We are continuing the process of changing our data sharing arrangements with many mutual fund companies from a network to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate for the additional reporting requirements performed by the broker-dealers under omnibus arrangements.  In addition, a number of mutual fund companies converted to a no-transaction fee program and as a result, pay us increased fees (which are included within other revenues) and our clients no longer pay us transaction fees (which are included within financial service fee revenue). Therefore, financial services fee revenue has declined.

Sales commission expense increased $41.4 million, or 14%, directly related to the 14% increase in commission revenues.

Administrative and incentive compensation expenses increased $8.1 million, or 10%, primarily resulting from: annual increases in salaries and benefits, increases in incentive compensation related to the higher level of profitability, and increased expense resulting from the Howe Barnes acquisition including certain one-time severance expenses.

Communications and information processing expenses increased 32% as a result of our renewed focus on systems and external costs associated with the omnibus program.

Clearance and other expenses increased by $6.9 million, or 44%, as compared to the prior year quarter.   Other expenses in the current quarter include increases in certain legal and other expenses including a portion of the fine associated with the ARS settlement.

Nine months ended June 30, 2011 compared with the nine months ended June 30, 2010 – Private Client Group

Pre-tax income in the PCG segment increased $42 million, or 37%, for the nine months as compared to the prior year period.

Net revenues increased $222.2 million, or 16%.  PCG’s margins were 9.5% of net revenues, a 1.5% improvement over the prior year period.  Securities commissions and fees increased $185.6 million, or 16%, resulting from a number of favorable factors.  First and foremost, equity market conditions were improved as compared to the prior year period.  Asset values increased, favorably impacting fees arising from client assets under administration.  Additionally, we are realizing the benefits in the form of increased commission and fee revenues as the financial advisors that joined us during our very active 2008-2009 recruiting period return to/exceed their historic levels of production.

PCG interest revenues increased by $10.1 million, or 22%, resulting from an increase in client margin balances and a slight increase in the interest rate earned on customer reserve (segregated assets) and client margin balances.  Interest earned in our Canadian operations increased due to an increase in both interest rates and customer reserve balances.

Other revenues increased by $26.9 million, or 34%, primarily resulting from increases in marketing support fees, omnibus fees and networking fees.

Sales commission expense increased by $132.4 million, or 15%, directly related to the 16% increase in commission revenues.  Administrative and incentive compensation expenses increased $29.6 million, or 13%. The increase primarily results from annual increases in salaries and benefits and increases in incentive compensation related to the higher level of profitability.  Clearance and other expenses increased $7.7 million, or 14%, as compared to the prior year period.  Clearance expense increases over the prior year period are correlated with the increase in securities commissions and fees revenues.  An increase in other expense in the current year period includes increased legal expenses and a portion of the fine associated with the ARS settlement, partially offset by other expense incurred in the prior year period resulting from an arbitration panel’s significant adverse decision.

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$61,772	(6)%	$65,927	$198,123	15%	$172,547
Fixed income	27,875	(22)%	35,589	94,445	(15)%	110,569
Underwriting fees	29,251	6%	27,517	94,220	47%	63,916
Tax credit funds syndication fees	3,362	117%	1,549	13,558	39%	9,747
Mergers & acquisitions fees	21,927	75%	12,528	60,835	64%	37,023
Private placement fees	329	-	330	544	(64)%	1,530
Trading profits	6,060	227%	1,854	23,292	16%	20,062
Interest	5,486	4%	5,266	17,145	31%	13,095
Other	6,633	89%	3,517	10,968	20%	9,131
Total revenues	162,695	6%	154,077	513,130	17%	437,620

Interest expense	4,869	42%	3,425	13,100	37%	9,534
Net revenues	157,826	5%	150,652	500,030	17%	428,086

Non-interest expenses:
Sales commissions	29,446	(15)%	34,747	99,940	-	100,085
Admin & incentive compensation and benefit costs	80,115	16%	68,833	236,779	22%	194,544
Communications and information processing	11,984	27%	9,432	33,225	18%	28,043
Occupancy and equipment	6,149	27%	4,838	16,759	16%	14,495
Business development	10,099	43%	7,048	25,466	31%	19,501
Clearance and other	10,071	13%	8,886	29,931	1%	29,704
Total non-interest expenses	147,864	11%	133,784	442,100	14%	386,372
Income before taxes and including noncontrolling interests	9,962	(41)%	16,868	57,930	39%	41,714
Noncontrolling interests	(4,229)		(2,755)	(14,596)		(11,302)
Pre-tax income excluding noncontrolling interests	$14,191	(28)%	$19,623	$72,526	37%	$53,016

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

Quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 – Capital Markets

Pre-tax income in the Capital Markets segment decreased $5.4 million, or 28%, as compared to the same quarter in the prior year.

Net revenues increased by $7.2 million, or 5%, primarily resulting from a $9.4 million, or 75%.  increase in merger and acquisition fees, a $4.2 million, or 227% increase in trading profits, a $1.8 million, or 117%, increase in tax credit funds syndication fees, and a $1.7 million, or 6%, increase in underwriting fees, all of which were partially offset by decreases in institutional fixed income sales commissions of $7.7 million, or 22%, and institutional equity sales commissions of $4.2 million, or 6%.  Merger and acquisition fee activity increased, primarily led by our business services, and technology and communications industry groups.  The volume of tax credit fund equity syndicated increased significantly in the current quarter over the prior year quarter, resulting in an increase in tax credit funds syndication fee revenues.  The current year quarter trading profits are significantly less than the March, 2011 quarter, but still compare favorably to the prior year quarter.  Trading profits in the June 2010 quarter, primarily related to fixed income products, were lower than the quarterly average during the past two years as that quarter included the “flash crash” and the subsequent “flight to quality.”  Uncertainty in the bond markets during the current quarter arising from issues related to the U.S. debt ceiling and solvency problems in several European countries adversely impacted the fixed income markets.  In addition to their impact on our trading profits, these issues, along with the slowdown of the U.S. economic recovery, led to the lower equity and fixed income institutional sales commissions in the current quarter.

Non-interest expenses increased $14.1 million, or 11%.  Administrative and incentive compensation expense increased $11.3 million, or 16%, the result of a number of factors including; the growth in the number of fixed income investment bankers, an increase in equity capital markets investment bankers in part arising from the Howe Barnes acquisition, increased expenses resulting from the consolidation of Raymond James European Securities, Inc. (“RJES”), a subsidiary in which we acquired a controlling interest in during the current quarter, and certain one-time expenses incurred during the quarter as a result of the Howe Barnes acquisition.  Business development expense increased $3.1 million, or 43%, with increases in both our domestic and Canadian capital markets groups which reflect our efforts to grow these businesses in light of improving market outlooks as compared to prior years.  Other expenses in the current quarter include increases in certain legal and other expenses including a portion of the fine associated with the ARS settlement.  Partially offsetting the increases noted above, sales commission expense decreased $5.3 million, or 15%, which is correlated with the 12% decrease in total institutional sales commission revenues.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds, which also impacts other revenue, interest expense, and other expenses within this segment (see Note 7 of the Notes to Condensed Consolidated Financial Statements for further details) as well as the impact of RJES, initially consolidated in the current quarter, and reflects the portion which we do not own.

Nine months ended June 30, 2011 compared with the nine months ended June 30, 2010 – Capital Markets

Pre-tax income in the Capital Markets segment increased $19.5 million, or 37%, for the nine months as compared to the prior year period.

 Net revenues increased by $71.9 million, or 17%, primarily resulting from a $25.6 million, or 15%, increase in institutional equity sales commissions, a $30.3 million, or 47%, increase in underwriting fees, and a $23.8 million, or 64%, increase in merger and acquisition fees, which were partially offset by a $16.1 million, or 15%, reduction in institutional fixed income commissions.  The number of both lead and co-managed underwritings in our U.S. and Canadian operations increased during the current nine month period.  This increase in activity reflects the improved equity markets, especially in natural resources in Canada, where our underwriting activities have been particularly strong.  Merger and acquisition fee activity increased primarily in our business services, consumer and technology and communications industry groups.  Trading profits increased $3.2 million, or 16%, reflecting continued relatively strong levels in what have been for the most part, unsettled fixed income markets during the current year.  We executed strategies to increase the number of capital markets professionals, predominately in fixed income, during recent years.  Our increased revenues in the current year period in part, reflect the realization of the benefits from those successful efforts.

Non-interest expenses increased $55.7 million, or 14%.  Administrative and incentive compensation expense increased $42.2 million, or 22%, as a result of a number of factors including the incremental growth in the number of fixed income investment bankers, an increase in equity capital markets investment bankers in part arising from the Howe Barnes acquisition, increases in incentive compensation as a result of the improved financial performance of the segment, increased expenses resulting from the consolidation of RJES, and certain one-time expenses incurred in the current period as a result of the Howe Barnes acquisition.  Business development expense increased $6 million, or 31%, with increases in both our domestic and Canadian capital markets groups which reflect our efforts to grow these businesses in light of improving market outlooks as compared to prior years.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds, which also impacts other revenue, interest expense, and other expenses within this segment (see Note 7 of the Notes to Condensed Consolidated Financial Statements for further details) as well as the impact of RJES, initially consolidated in the June 2011 quarter, and reflects the portion which we do not own.

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Investment advisory fees	$47,881	21%	$39,645	$138,891	18%	$118,202
Other	10,577	10%	9,651	30,495	3%	29,708
Total revenues	58,458	19%	49,296	169,386	15%	147,910

Expenses:
Administrative and incentive compensation and benefit costs	19,736	15%	17,235	58,392	12%	52,220
Communications and information processing	3,735	(15)%	4,414	11,452	(16)%	13,654
Occupancy and equipment	851	(10)%	942	2,811	(4)%	2,934
Business development	1,821	21%	1,510	5,475	22%	4,497
Investment sub-advisory fees	7,252	12%	6,495	20,417	8%	18,847
Other	7,382	14%	6,490	21,111	10%	19,261
Total expenses	40,777	10%	37,086	119,658	7%	111,413
Income before taxes and including noncontrolling interests	17,681	45%	12,210	49,728	36%	36,497
Noncontrolling interests	88		58	1,314		1,044
Pre-tax income excluding noncontrolling interests	$17,593	45%	$12,152	$48,414	37%	$35,453

The following table presents assets under management and the non-managed fee-based assets that significantly impact segment results at the dates indicated:

	June 30, 2011	September 30, 2010	June 30, 2010
	(in thousands)
Assets under management:
Eagle Asset Management, Inc.	$18,744,508	$15,566,954	$14,474,172
Eagle Money Market Funds	-	-	2,414,479
Raymond James Consulting Services	9,215,116	8,458,178	7,788,027
Unified Managed Accounts	1,652,552	734,750	588,036
Freedom Accounts & other managed programs	10,678,465	8,791,332	7,898,422
Total assets under management	40,290,641	33,551,214	33,163,136

Less: Assets managed for affiliated entities	(3,667,777)	(3,544,197)	(3,245,693)
Net assets under management	$36,622,864	$30,007,017	$29,917,443

Non-managed fee-based assets:
Passport	$25,829,961	$22,707,602	$20,828,721
Ambassador	14,282,963	10,479,432	9,347,619
Other non-managed fee-based assets	2,445,195	2,022,785	1,825,235
Total	$42,558,119	$35,209,819	$32,001,575

The Asset Management segment includes the operations of Eagle Asset Management, Inc. (“Eagle”), the Eagle Family of Funds, the Asset Management operations of RJ&A, Raymond James Trust, and other fee-based programs.  The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios, mutual funds and managed programs.  These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average assets. Traditionally about 65% of our investment advisory fees recorded in a quarter are billed based on balances at the beginning of the quarter, 20% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter. Asset balances are impacted by both the performance of the market and the new sales and redemptions of client accounts/funds. Increasing markets positively impact revenues from investment advisory fees as existing accounts increase in value, and individuals and institutions typically commit incremental funds in rising markets.

Quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 – Asset Management

Pre-tax income in the Asset Management segment increased $5.4 million, or 45%, as compared to the same quarter in the prior year.

Investment advisory fees increased by $8.2 million, or 21%, from the prior year period, generated by an increase in assets under management.  Assets under management increased during the quarter by $968.5 million, comprised of $892.6 million of new client assets, and market appreciation of $75.9 million.  Other revenues increased by over $900,000, or 10%, primarily due to increased fees at Raymond James Trust.

Expenses increased by $3.7 million, or 10%, primarily resulting from a $2.5 million increase in administrative and performance based incentive compensation, and an $800,000, or 12%, increase in investment sub-advisory fee expenses.  Increases in incentive compensation are highly correlated with revenues and portfolio performance.  The investment sub-advisory fee expense increase results from the increase in assets held in accounts managed by sub-advisors. Communications and information processing expense decreased $700,000 while other expense increased $900,000, the most significant factor being the utilization of a third-party transfer agent during the current quarter.  These outsourced services were performed in-house during the prior year quarter.

Nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 – Asset Management

Pre-tax income in the Asset Management segment increased nearly $13 million, or 37%, for the nine months as compared to the prior year period.

Investment advisory fees increased by $20.7 million, or 18%, from the prior year period, generated by an increase in assets under management.  Assets under management increased during the current fiscal year by $6.7 billion, comprised of $2.5 billion of new client assets, and market appreciation of $4.2 billion.

Expenses increased by $8.2 million, or 7%, primarily resulting from a $6.2 million increase in administrative and incentive compensation, and an $1.6 million, or 8%, increase in investment sub-advisory fee expenses.  Increases in incentive compensation are highly correlated with revenues and portfolio performance.  The investment sub-advisory fee expense increase results from the increase in assets held in accounts managed by sub-advisors. Communications and information processing expense decreased $2.2 million while other expense increased $1.9 million, both of which result from the utilization of a third-party transfer agent during the current nine month period.  These outsourced services were performed in-house during the prior year period.  Business development expenses increased nearly $1 million due to an expansion of sales efforts.

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Interest income	$67,914	1%	$67,080	$216,475	3%	$209,466
Interest expense	2,810	(39)%	4,614	10,232	(28)%	14,187
Net interest income	65,104	4%	62,466	206,243	6%	195,279

Other (loss) income	(78)	(103)%	2,567	(2,099)	(432)%	633
Net revenues	65,026	-	65,033	204,144	4%	195,912

Non-interest expenses:
Employee compensation and benefits	3,644	25%	2,914	11,014	31%	8,423
Communications and information processing	639	49%	428	1,655	29%	1,280
Occupancy and equipment	231	20%	193	623	4%	600
Provision for loan losses	8,363	(51)%	17,098	28,232	(53)%	59,870
FDIC insurance premiums	1,553	(42)%	2,693	7,007	(19)%	8,636
Affiliate deposit account servicing fees	5,125	1%	5,096	15,139	(13)%	17,324
Other	3,378	(55)%	7,426	9,661	(36)%	15,135
Total non-interest expenses	22,933	(36)%	35,848	73,331	(34)%	111,268
Pre-tax income	$42,093	44%	$29,185	$130,813	55%	$84,644

RJ Bank is a federally chartered savings bank which provides residential, consumer and corporate loans as well as Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank also purchases residential whole loan packages to hold for investment and is active in bank participations and corporate loan syndications. RJ Bank funds these loans predominantly from deposits that are cash balances swept from the investment accounts maintained at RJ&A.  RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

The tables below present certain credit quality trends for RJ Bank’s loan portfolio:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net loan charge-offs:
Commercial loans	$370	$-	$452	$-
Commercial real estate (“CRE”) loans	3,302	11,553	12,953	39,186
Residential mortgage loans	4,794	6,812	15,860	23,865
Consumer loans	212	-	251	-
Total	$8,678	$18,365	$29,516	$63,051

	June 30, 2011	September 30, 2010
	(in thousands)
Allowance for loan losses:
Loans held for sale	$5	$23
Loans held for investment:
Commercial loans	73,609	60,464
CRE construction loans	427	4,473
CRE loans	35,743	47,771
Residential mortgage loans	35,996	34,297
Consumer loans	20	56
Total	$145,800	$147,084

	June 30, 2011	September 30, 2010
	(in thousands)
Nonperforming assets:
Nonperforming loans:
Commercial Loans	$26,192	$-
CRE loans	25,805	67,901
Residential mortgage loans:
First mortgage loans	87,896	85,852
Home equity loans/lines	168	230
Total nonperforming loans	140,061	153,983
Other real estate owned:
CRE	10,256	19,486
Residential:
First mortgage	8,552	8,439
Home equity	13	-
Total other real estate owned	18,821	27,925
Total nonperforming assets	$158,882	$181,908

	June 30, 2011	September 30, 2010
	(in thousands)
Total loans: (1)
Loans held for sale	$70,121	$6,114
Loans held for investment:
Commercial loans	3,796,539	3,232,723
CRE construction loans	25,381	65,512
CRE loans	783,297	937,669
Residential mortgage loans	1,760,387	2,015,331
Consumer loans	5,897	23,940
Net unearned income and deferred expenses	(43,728)	(39,276)
Total loans held for investment	6,327,773	6,235,899
Total loans	$6,397,894	$6,242,013

(1)	Net of unearned income and deferred expenses.

Quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $12.9 million, or 44%, as compared to the prior year quarter. The significant improvement in pre-tax income was mostly attributable to a $9 million, or 51%, decrease in the provision for loan losses, a $2 million reduction in other real estate owned (“OREO”) valuation write-downs and a $2 million reduction in reserve expense for unfunded lending commitments.  Net revenues were flat compared to the prior year.

Net interest income increased $2.6 million, or 4%, compared to the prior year quarter due to a seven basis point increase in the yield on earning assets and an 11 basis point decrease in the cost of funds.  The average yield on the total loan portfolio as compared to the prior year quarter increased to 4.11% from 3.92%, resulting from significant new corporate loan production throughout the year at improved spreads.  This corporate loan production led to an 8% increase in average corporate loans outstanding compared to the prior year (despite substantial pay-downs of existing corporate loans during this same period) and an increase in the yield to 4.19% from 3.61% during the prior year quarter. Partially offsetting this corporate loan performance, the yield on the residential mortgage loans declined to 3.91% from 4.50% as compared to the prior year quarter due to adjustable rate loans resetting to lower rates and the payoff of higher yielding loans.

Average total loans outstanding decreased $41 million, or 1%, to $6.3 billion.  This decrease resulted from a 17% decrease in average residential mortgage loans outstanding due to loan repayments exceeding new loan production and purchases, offset by an 8% increase in average corporate loans outstanding.

Average deposits remained constant for both periods at $6.6 billion reflecting the consistency in average earning asset balances during the periods. Lower interest rates and the maturity of all FHLB borrowings that were outstanding during the prior year quarter led to a $2 million, or 39%, decrease in interest expense. The average cost of funds decreased from 0.28% to 0.17%.

The provision for loan losses as compared to the prior year quarter was impacted by a reduction in CRE nonperforming loans, an improvement in the credit characteristics of certain problem loans, and the stabilization of the balance of residential mortgage nonperforming loans. In addition, although the amount of nonperforming loans remains elevated by historical standards, somewhat improved economic conditions relative to the prior year quarter has limited the number of new problem loans. The current quarter’s provision also includes $2 million as a result of the impact of the banking regulators’ annual Shared National Credit (“SNC”) exam. There was no SNC exam impact in the prior year quarter because it was not received until the fourth fiscal quarter.

The amount of nonperforming loans as of June, 2011 increased $7 million, or 5%, as compared to March 31, 2011. CRE nonperforming loans decreased $19 million, or 42%, primarily due to the payoff of two and the partial charge-off of one of our nonperforming CRE loans during the quarter.  Two commercial loans totaling $26 million were added to nonperforming loans during the current quarter. Nonperforming residential mortgage loans were relatively flat as compared to the prior quarter.  At June 30, 2011 other real estate owned decreased to $19 million from $20 million at March 31, 2011 primarily due to residential property sales in excess of new foreclosed property.

Net loan charge-offs for the quarter decreased $9.7 million, or 53%, from $18.4 million to $8.7 million compared to the prior year quarter. This  decline in net charge-offs compared to the prior year quarter was primarily due to improved credit quality in the CRE loan portfolio in addition to a stabilization of the balance in nonperforming residential mortgage loans. CRE charge-offs in the prior year quarter included $9 million related to one CRE loan.

As a result of the increase in corporate loan balances combined with the current quarter provision and charge-off activity, the allowance for loan losses decreased slightly as a percentage of total loans to 2.28% at June 30, 2011 from 2.33% at June 30, 2010.

On June 30, 2011, RJ Bank announced that it entered into a definitive agreement to acquire substantially all of a foreign bank’s Canadian, corporate loan portfolio.  This loan portfolio consists of approximately $615 million in loan commitments, of which approximately $500 million is outstanding.  Of the 25 loans we are purchasing, eight are commercial real estate, six are commercial and industrial, and 11 are project finance loans in the power and infrastructure industry sector.  The approximate pre-hedged yield to maturity of these loans is 7.40% based on the purchase price and current floating interest rates being paid by these borrowers. The transaction is expected to close prior to September 30, 2011 and is subject to Canadian and U.S. regulatory approvals; the latter of which is still pending.  At the time the purchase will be consummated, RJ Bank will determine the appropriate amount of the increase to its allowance for loan losses.  Based upon its current estimate, we expect this increase to be approximately $7 million.

The unrealized loss on our available for sale securities portfolio was $40 million, compared to $51 million as of September 30, 2010. The unrealized loss is the result of the continued wide interest rate spreads across market sectors related to the continued uncertainty in the residential non-agency collateralized mortgage obligations (“CMOs”) market.

The $2.6 million decrease in other income as compared to the prior year quarter was primarily attributable to a $2 million gain on the sale of equity received in a loan settlement included in the prior year quarter.

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated:

	Three months ended June 30,
	2011			2010
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance (4)	Interest Inc./Exp. (4)	Average Yield/Cost (4)
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income (1)
Loans held for sale	$24,836	$151	2.43%	$15,608	$145	3.72%
Loans held for investment:
Commercial loans	3,622,912	39,266	4.31%	3,060,046	28,863	3.77%
CRE construction loans	48,249	353	2.89%	78,113	531	2.69%
CRE loans	764,327	7,238	3.75%	958,625	7,857	3.24%
Residential mortgage loans	1,799,102	17,790	3.91%	2,169,339	24,644	4.50%
Consumer loans	5,920	26	1.76%	25,031	128	2.05%
Total loans, net	6,265,346	64,824	4.11%	6,306,762	62,168	3.92%

Agency mortgage-backed securities	168,982	279	0.66%	217,191	444	0.82%
Non-agency collateralized mortgage obligations	210,893	2,103	3.99%	285,330	3,905	5.47%
Money Market funds, cash and cash equivalents	612,159	389	0.25%	570,372	504	0.35%
FHLB (2) stock and other	145,698	319	0.88%	92,578	59	0.26%
Total interest-earning banking assets	7,403,078	$67,914	3.64%	7,472,233	$67,080	3.57%

Non-interest-earning banking assets:
Allowance for loan losses	(143,356)			(149,435)
Unrealized loss on available for sale securities	(39,595)			(62,681)
Other assets	264,305			233,035
Total non-interest-earning banking assets	81,354			20,919

Total banking assets	$7,484,432			$7,493,152

Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$232,735	$1,589	2.74%	$211,487	$1,654	3.14%
Money Market, savings, and NOW (3) accounts	6,358,540	1,215	0.08%	6,350,068	2,284	0.14%
FHLB (2) advances and other	8,899	6	0.19%	75,362	676	3.55%

Total interest-bearing banking liabilities	6,600,174	$2,810	0.17%	6,636,917	$4,614	0.28%

Non-interest-bearing banking liabilities	42,289			26,105

Total banking liabilities	6,642,463			6,663,022
Total banking shareholder’s equity	841,969			830,130
Total banking liabilities and shareholder’s equity	$7,484,432			$7,493,152
(continued on next page)

	Three months ended June 30,
	2011			2010
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance (4)	Interest Inc./Exp. (4)	Average Yield/Cost (4)
	($ in thousands)
	(continued from previous page)
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$802,904	$65,104		$835,316	$62,466

Bank net interest:
Spread			3.47%			3.29%
Margin (net yield on interest-earning banking assets)			3.49%			3.32%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			112.16%			112.59%
Return on average:
Total banking assets			1.43%			1.00%
Total banking shareholder's equity			12.74%			9.02%
Average equity to average total banking assets			11.25%			11.08%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended June 30, 2011 and 2010 was $9 million and $8 million, respectively.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$86	$(80)	$6
Loans held for investment:
Commercial loans	5,309	5,094	10,403
CRE construction loans	(203)	25	(178)
CRE loans	(1,593)	974	(619)
Residential mortgage loans	(4,206)	(2,648)	(6,854)
Consumer loans	(98)	(4)	(102)
Agency mortgage-backed securities	(99)	(66)	(165)
Non-agency collateralized mortgage obligations	(1,019)	(783)	(1,802)
Money Market funds, cash and cash equivalents	38	(153)	(115)
FHLB stock and other	34	226	260
Total interest-earning banking assets	(1,751)	2,585	834

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	166	(231)	(65)
Money Market, savings and NOW accounts	2	(1,071)	(1,069)
FHLB advances and other	(595)	(75)	(670)
Total interest-bearing banking liabilities	(427)	(1,377)	(1,804)
Change in net interest income	$(1,324)	$3,962	$2,638

Nine months ended June 30, 2011 compared with the nine months ended June 30, 2010 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $46.2 million, or 55% for the nine months compared to the prior year period.

Net revenues increased $8.2 million or 4%.  The net revenue increase is primarily due to an $11 million, or 6%, increase in net interest income resulting primarily from a $6 million correction of an accumulated interest income understatement in prior years related to purchased residential mortgage loan pools and a 28 basis point increase in the net interest margin. Partially offsetting the improved margin was a $480 million, or 6%, decline in average interest-earning banking assets during the period. Corresponding to the decrease in average interest-earning banking assets, average interest-bearing banking liabilities decreased 7%, from $7.1 billion to $6.6 billion. The reduced average interest-bearing liability balances combined with lower interest rates led to a $4 million, or 28%, decrease in interest expense. The average cost of funds decreased from 0.27% to 0.21%.

The provision for loan losses was impacted by improving credit quality in CRE, an improvement in the credit characteristics of certain problem corporate loans, reduced loan charge-offs and the stabilization of the balance of residential mortgage nonperforming loans. Unfavorable economic conditions, including high unemployment rates, continue to have a negative impact on the residential loan portfolio.  However, due to the improvement in the corporate and CRE portfolios, the provision for loan losses of $28.2 million for the current nine months was significantly lower than the $59.9 million in the prior year nine month period.

Net loan charge-offs for the nine month period decreased $33 million, or 53%, from $63 million to $30 million. This decline was primarily due to improved credit quality in the CRE loan portfolio in addition to a stabilization of the balance in nonperforming residential mortgage loans. Corporate loan charge-offs during the prior year period included $9 million related to the sale of distressed debt in the secondary market and another $9 million related to one CRE loan.

The amount of nonperforming loans decreased $14 million, or 9%, during the nine months ended June 30, 2011 compared to the amount of nonperforming loans at September 30, 2010. CRE nonperforming loans decreased $42 million primarily due to the full resolution of our largest nonperforming loan, the pay-off of two CRE loans, and the partial charge-off of two others, which was partially offset by the addition of six loans which were placed on nonaccrual status during the year.  Two commercial loans were added to nonperforming loans during the year.  Nonperforming residential mortgage loans increased $2 million due to the ongoing elevated level of residential mortgage loan delinquencies.

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields/costs, rates and interest spread for the periods indicated:
	Nine months ended June 30,
	2011			2010
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance (2)	Interest Inc./Exp. (2)	Average Yield/Cost(2)
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income: (1)
Loans held for sale	$20,542	$464	3.02%	$47,800	$1,155	3.23%
Loans held for investment:
Commercial loans	3,460,574	115,885	4.44%	3,106,118	86,777	3.72%
CRE construction loans	63,396	1,317	2.74%	85,743	1,379	2.12%
CRE loans	780,551	23,435	3.96%	987,273	24,919	3.33%
Residential mortgage loans	1,890,486	64,218	4.37%	2,257,552	79,028	4.62%
Consumer loans	6,937	91	1.76%	20,901	306	1.96%
Total loans, net	6,222,486	205,410	4.33%	6,505,387	193,564	3.94%

Reverse repurchase agreements	-	-	-	229,304	146	0.09%
Agency mortgage-backed securities	188,180	1,024	0.73%	240,700	1,394	0.77%
Non-agency collateralized mortgage obligations	226,657	7,795	4.59%	302,756	12,512	5.51%
Money Market funds, cash and cash equivalents	678,568	1,413	0.28%	556,745	1,397	0.34%
FHLB stock and other	147,083	833	0.76%	108,380	453	0.56%
Total interest-earning banking assets	7,462,974	$216,475	3.81%	7,943,272	$209,466	3.50%

Non-interest-earning banking assets:
Allowance for loan losses	(144,110)			(148,178)
Unrealized loss on available for sale securities	(42,489)			(76,114)
Other assets	251,962			224,432
Total non-interest-earning banking assets	65,363			140

Total banking assets	$7,528,337			$7,943,412

Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$223,383	$4,718	2.82%	$204,360	$4,951	3.24%
Money Market, savings, and NOW accounts	6,397,209	4,843	0.10%	6,846,731	7,245	0.14%
FHLB advances and other	24,680	671	3.58%	62,454	1,991	4.21%

Total interest-bearing banking liabilities	6,645,272	$10,232	0.21%	7,113,545	$14,187	0.27%

Non-interest-bearing banking liabilities	53,609			23,939

Total banking liabilities	6,698,881			7,137,484

Total banking shareholder’s equity	829,456			805,928

Total banking liabilities and shareholder’s equity	$7,528,337			$7,943,412
(continued on next page)

	Nine months ended June 30,
	2011			2010
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance(2)	Interest Inc./Exp. (2)	Average Yield/Cost(2)
	($ in thousands)
	(continued from previous page)
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$817,702	$206,243		$829,727	$195,279

Bank net interest:
Spread			3.60%			3.23%
Margin (net yield on interest-earning banking assets)			3.63%			3.26%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			112.31%			111.66%
Return on average:
Total banking assets			1.47%			0.91%
Total banking shareholder's equity			13.30%			8.96%
Average equity to average total banking assets			11.02%			10.15%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on corporate nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the nine months ended June 30, 2011 and 2010 was $31 million and $26 million, respectively.

(2)
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

	Nine months ended June 30, 2011 compared to 2010
	Increase (Decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$(658)	$(33)	$(691)
Loans held for investment:
Commercial loans	9,903	19,205	29,108
CRE construction loans	(358)	296	(62)
CRE loans	(5,218)	3,734	(1,484)
Residential mortgage loans (1)	(12,849)	(8,338)	(21,187)
Consumer loans	(205)	(10)	(215)
Reverse repurchase agreements	(146)	-	(146)
Agency mortgage-backed securities	(304)	(66)	(370)
Non-agency collateralized mortgage obligations	(3,145)	(1,572)	(4,717)
Money Market funds, cash and cash equivalents	305	(289)	16
FHLB stock and other	162	218	380
Total interest-earning banking assets	(12,513)	13,145	632

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	461	(694)	(233)
Money Market, savings and NOW accounts	(476)	(1,926)	(2,402)
FHLB advances and other	(1,204)	(116)	(1,320)
Total interest-bearing banking liabilities	(1,219)	(2,736)	(3,955)
Change in net interest income	$(11,294)	$15,881	$4,587

(1)	Adjusted to exclude a $6 million December 2010 quarter end correction of an accumulated interest income understatement in prior periods related to purchased residential mortgage loan pools.

Results of Operations – Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Securities commissions and fees	$2,084	15%	$1,805	$7,034	45%	$4,836
Investment banking	9,638	NM	(5)	17,487	NM	313
Investment advisory fees	1,617	17%	1,386	5,332	86%	2,872
Interest income	256	251%	73	992	280%	261
Trading profits	944	(8)%	1,027	4,107	17%	3,521
Other (loss) income	(90)	(186)%	105	48	(75)%	190
Total revenues	14,449	229%	4,391	35,000	192%	11,993

Interest expense	41	(13)%	47	149	(19)%	183
Net revenues	14,408	232%	4,344	34,851	195%	11,810

Non-interest expenses:
Compensation expense	8,943	126%	3,965	21,203	98%	10,688
Other expense	2,487	45%	1,720	8,762	47%	5,951
Total non-interest expenses	11,430	101%	5,685	29,965	80%	16,639

Income (Loss) before taxes and including noncontrolling interests:	2,978	322%	(1,341)	4,886	201%	(4,829)
Noncontrolling Interests	268		(232)	663		(738)
Pre-tax income (loss) excluding noncontrolling interests	$2,710	344%	$(1,109)	$4,223	203%	$(4,091)

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina, Uruguay and Brazil.

Quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 – Emerging Markets

Pre-tax income in the Emerging Markets segment increased $3.8 million as compared to the same quarter in the prior year.

The increase is due to investment banking revenues which increased $9.6 million as compared to the prior year quarter.  The majority of these revenues arose from our Argentine joint venture, which acted as an advisor to one of our institutional clients on a significant transaction.  Interest income also increased in the Argentine venture due to higher available cash balances, which resulted from increased revenues, and were invested in money market investments and other cash equivalents.

Non-interest expenses increased $5.7 million, primarily resulting from higher compensation expense associated with the increased investment banking activity.

Nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 – Emerging Markets

Pre-tax income in the Emerging Markets segment increased $8.3 million for the nine months as compared to the prior year period.

Net revenues increased by $23 million, resulting from increased investment banking fee revenue of $17.2 million, increased securities commissions and fees of $2.2 million, and increased investment advisory fees of $2.5 million as compared to the prior year period.  The investment banking fee revenues primarily result from our Argentine joint venture, which has provided advisory services to institutional clients in several significant transactions during the current year.  The increase in securities commissions and fees primarily results from a combination of successful recruiting efforts by two of our Latin American joint venture entities during fiscal year 2010, as well as improved conditions in the U.S. equity markets as compared to the prior year period.  The increase in investment advisory fees results from growth in our Argentine asset management venture, which has realized 9% growth in assets under management as compared to the prior year period.

Non-interest expenses increased $13.3 million, primarily resulting from higher compensation expense associated with the increased investment banking activity.

Results of Operations – Securities Lending

The following table presents consolidated financial information of our Securities Lending (formerly named “Stock Loan/Borrow”) segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Interest income and expense:
Interest income	$1,419	(43)%	$2,492	$4,384	(32)%	$6,401
Interest expense	488	(58)%	1,175	1,398	(47)%	2,651
Net interest income	931	(29)%	1,317	2,986	(20)%	3,750

Other income	83	2%	81	347	31%	265
Net revenues	1,014	(27)%	1,398	3,333	(17)%	4,015

Non-interest expenses:	691	2%	678	2,156	10%	1,962
Pre-tax income	$323	(55)%	$720	$1,177	(43)%	$2,053

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

Quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 – Securities Lending

Pre-tax income generated by this segment decreased by $400,000 as compared to the same quarter in the prior year.

The decrease is due to lower net interest income in both our Box lending activities as well as, but to a lesser extent, our Matched Book activities.  In the Box lending activities, both our net interest spread and our average balances outstanding decreased as compared to the prior year quarter.  In the Matched Book activities, net interest spreads declined slightly but such decrease was partially offset by an increase in the average balances outstanding.

Nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 – Securities Lending

Pre-tax income generated by this segment decreased by $900,000 for the nine months as compared to the prior year period.

Net interest income decreased by $800,000, or 20%, resulting primarily from decreases in our Box lending activities, but also including to a lesser extent, decreases in our Matched Book activities.  In both the Box lending and Matched Book activities, both our net interest spread and our average balances outstanding decreased as compared to the prior year period.

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Propriety Capital segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Interest	$145	(91)%	$1,698	$325	(81)%	$1,756
Investment advisory fees	238	(13)%	275	713	(14)%	825
Other	13,333	439%	2,472	13,073	(10)%	14,512
Total revenues	13,716	209%	4,445	14,111	(17)%	17,093

Expenses:
Compensation expense	551	5%	526	1,655	18%	1,404
Other expenses	189	378%	(68)	453	(77)%	1,978
Total expenses	740	62%	458	2,108	(38)%	3,382

Income before taxes and including noncontrolling interests:	12,976	225%	3,987	12,003	(12)%	13,711
Noncontrolling interests	6,360		897	9,561		11,475
Pre-tax income excluding noncontrolling interests	$6,616	114%	$3,090	$2,442	9%	$2,236

The Proprietary Capital segment consists of our principal capital and private equity activities and the segment results are substantially determined by the valuations within Raymond James Capital Partners, L.P. (“Capital Partners”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and the valuations of our direct merchant banking investments and our investments in third-party private equity funds (the “Third-Party Private Funds”).  As of June 30, 2011, our merchant banking investments, at fair value, include a $19 million investment in a manufacturer of crime investigation and forensic supplies (the “Forensic Supply Company”), an $18 million indirect investment (through Capital Partners) in an allergy immunotherapy testing and treatment supply company (the “Allergy Company”), and a $17 million investment in an event photography business.

Quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 – Proprietary Capital

Pre-tax income generated by this segment increased by $3.5 million, or 114%, as compared to the same quarter in the prior year.

In the current quarter, total revenues of $13.7 million primarily consisted of $6.3 million of net valuation increases in the Third-Party Private Funds, a $4.5 million dividend from the Allergy Company, and a $2.9 million valuation increase in the EIF Funds. In the prior year quarter, the $4.4 million in revenue arose primarily from the valuation increases in the Third-Party Private Funds of $3.1 million and a $1.5 million dividend from the Allergy Company.

The portion of this quarter’s revenue attributable to noncontrolling interests was significant as $3.5 million of the Allergy Company dividend and $2.8 million of the EIF valuation increases are attributable to others.

Nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 – Proprietary Capital

Pre-tax income generated by this segment increased by $200,000, or 9%, for the nine months as compared to the prior year period.

In the current year, the results include increases in the net valuation of the Third-Party Private Funds of $6 million, increases in revenue pertaining to the Allergy Company of $7.7 million which include both dividends received and a valuation increase, and $3.7 million of valuation increases in the EIF Funds, which are partially offset by a $3 million write-down in the value of our Forensic Supply Company investment.

In the prior year period, the revenue arose primarily from the dividends from and valuation investment increase of the Allergy Company of $12.4 million and valuation increases in the Third-Party Private Funds of $2.8 million.

Total expenses have decreased nearly $1.3 million in the current year as compared to the prior year period.  The prior year included nearly $2 million of expenses related to due diligence activities which have not recurred in the current year.

The portion of this year’s revenue attributable to others decreased nearly $2 million as compared to the prior year.   The majority of the Allergy Company and the EIF Fund investments are held by others; therefore, a reduction in revenues attributable to those investments results in a lower attribution of income to others.  The revenues from those investments decreased by $2.9 million in the current year as compared to the prior year period.

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2011	% Change	2010	2011	% Change	2010
	($ in thousands)
Revenues:
Interest income	$2,207	48%	$1,491	$5,908	35%	$4,366
Other	(921)	(227)%	726	2,355	43%	1,647
Total revenues	1,286	(42)%	2,217	8,263	37%	6,013

Interest expense	8,978	35%	6,647	22,320	12%	19,881
Net revenues	(7,692)	(74)%	(4,430)	(14,057)	(1)%	(13,868)

Loss provision for auction rate securities	45,000	NM	-	45,000	NM	-
Other expense	5,484	(16)%	6,512	20,167	27%	15,935
Pre-tax loss	$(58,176)	(432)%	$(10,942)	$(79,224)	(166)%	$(29,803)

This segment includes various corporate overhead costs, including interest expense on our senior debt and the estimated loss associated with the securities which may be repurchased as a result of the auction rate securities settlement (see further discussion of this matter in Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q).

Quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 – Other

Pre-tax loss generated by this segment increased by $47.2 million, or 432%, as compared to the same quarter in the prior year.

In the current quarter, interest expense increased $2.3 million as compared to the prior year quarter, resulting from additional interest expense associated with the April 4, 2011 issuance of $250 million in aggregate principal amount of 4.25% senior notes, due April 2016.

The current quarter includes a non-recurring $45 million loss provision for auction rate securities.  This provision resulted from the settlements with the Securities and Exchange Commission (“SEC”) and other regulatory authorities regarding the offer and sale of ARS.  This provision represents our estimate of the difference between the fair value and the par value of auction rate securities that may be tendered as a result of our repurchase offer.   We anticipate that ARS with a par value of up to $300 million may be tendered for repurchase including as much as $64 million of Jefferson County, Alabama Limited Obligation School Warrants ARS, and $28 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.  Of the total estimated loss provision, approximately one-half is associated with potential credit losses related to those specific securities.  Our expectation is that the ultimate loss, which will be the difference between the ARS repurchased at par and the amount we ultimately receive over time from either future issuer redemptions, maturities, or sales, will be lower than this loss provision.

Nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 – Other

Pre-tax loss generated by this segment increased by $49.4 million, or 166%, for the nine months as compared to the prior year period.

Total revenues in the current nine month period increased by $2.3 million, or 37%, as compared to the prior year period.  The revenue increases result primarily from increases in the value of certain investments, some of which were sold during the current year and resulted in realized gains, and to a lesser extent, an increase in interest income as a result of increases in parent company cash balances.

Interest expense in the current year period increased $2.4 million, or 12%, as compared to the prior year period primarily as a result of additional interest expense associated with the April 4, 2011 issuance of $250 million of 4.25% senior notes due April, 2016.

The current year period includes a non-recurring $45 million loss provision for auction rate securities.  Refer to the discussion of this item in the June quarter analysis above.

Other expenses in the current year period increased $4.2 million, or 27%, over the prior year period.  The increase is primarily a result of an increase in advertising expenses related to our television campaign which aired during the current year period, and to a lesser extent, an increase in incentive compensation expense resulting from the increase in RJF profitability over the prior year period.

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

Liquidity is provided primarily through our business operations and financing activities.  Financing activities could include bank borrowings, repurchase agreement transactions or additional capital raising activities under our “universal” shelf registration.

Cash provided by operating activities during the nine months ended June 30, 2011 was $1.1 billion, mainly driven by an increase in cash resulting from our successful operating results over the period, an increase in brokerage client payables and other accounts payable, and a decrease in assets segregated pursuant to regulations and other segregated assets.  These segregated assets decreased as a result of the transactions associated with the point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at September 30, 2010 (for more information regarding these point-in-time transactions, see Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and Note 22 on page 130 of our 2010 Form 10-K). These increases in operating cash were partially offset by the use of operating cash resulting from an increase in securities purchased under agreements to resell and other collateralized financings (net of securities sold under agreements to repurchase) and an increase in brokerage clients receivables and other accounts receivable, net.

Investing activities used $3.9 million of cash in the nine month period ended June 30, 2011.  The use of cash to fund an increase in net loans was partially offset by cash received from the maturations, repayments and sales of available for sale securities and from redemptions of FHLB stock.

Financing activities used $2.5 billion of cash in the nine month period ended June 30, 2011.  This use of cash resulted predominantly from the repayment of borrowings and decrease in bank deposits, both of which had arisen as of September 30, 2010 as a result of the transactions associated with the September 30, 2010 point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution (for more information regarding these point-in-time transactions, see Note 22 on page 130 of our 2010 Form 10-K).  Other than the impact of those point-in-time transactions, cash was also used in financing activities during the period for repayments on certain lines of credit.  These were partially offset by cash received from the issuance of senior notes through a registered underwritten public offering (for more information regarding our senior notes, see Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q).

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity including the projected impact on our liquidity arising from the RJ&A and RJFS agreements to repurchase certain eligible ARS from certain current and former clients.  We estimate that ARS with a total par value of up to $300 million may be eligible for the settlement offer.  We anticipate the great majority of the ARS repurchases subject to the offer will occur prior to September 30, 2011.  Refer to Part II – Item 1 Legal Proceedings, and Note 13 of the Notes to Condensed Consolidated Financial Statements, each within this Form 10-Q, for further discussion of the ARS settlement.

Sources of Liquidity

In addition to $655 million of parent company cash and cash equivalents on June 30, 2011 (nearly all of which is invested on behalf of the parent company by RJ&A), we have various potential sources of liquidity as set forth below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A, which is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At June 30, 2011, RJ&A exceeded both the minimum regulatory, and its financing covenants, net capital requirements. At that date, RJ&A had excess net capital of approximately $350 million, of which approximately $142 million is available for dividend (after taking into account regulatory and covenant restrictions) while still maintaining its net capital at 15% of aggregate debit items, its current internal and informal policy.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

Subject to 30-day notification and approval by its regulator, RJ Bank may pay dividends to the parent company as long as RJ Bank maintains its “well capitalized” status under bank regulatory capital guidelines.  During the nine month period ended June 30, 2011, RJ Bank made $100 million in dividend payments to RJF.  RJF has made capital contributions of $25 million to RJ Bank during the same period.  RJ Bank had approximately $123.3 million of capital in excess of the amount it would need as of June 30, 2011 to maintain a total capital to risk-weighted assets ratio of 12%, its current policy.  See further discussion of RJ Bank’s ability to pay dividends in Note 26, pages 135 – 138, in our 2010 Form 10-K.

Liquidity available to us from our subsidiaries, other than RJ&A and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third-party lenders as of June 30, 2011:

	Committed Secured	Uncommitted Secured (1)	Uncommitted Unsecured (1)	Total
	($ in thousands)

RJ&A	$425,000	$1,035,100	$325,000	$1,785,100

Number of agreements	4	6	4

(1)       Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The domestic arrangements included in the table above are in the form of either tri-party repurchase agreements, bilateral repurchase agreements, secured lines of credit, uncommitted unsecured lines of credit or uncommitted bilateral repurchase agreements.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13.5 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of June 30, 2011.

RJ Bank had $1.1 billion in immediate credit available from the FHLB on June 30, 2011 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the FRB’s discount-window program; however, RJ Bank does not view borrowings from the Fed as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the Fed.

From time to time we purchase short-term securities under agreements to resell (“reverse repurchase agreements”) and sell securities under agreements to repurchase (“repurchase agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the repurchase agreements included in securities sold under agreements to repurchase.  At June 30, 2011, collateralized financings outstanding in the amount of $65 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding borrowings on the committed or uncommitted bilateral repurchase agreements were $6.7 million and $58.3 million, respectively, as of June 30, 2011.  Such financings are generally collateralized by non-customer, RJ&A-owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

The average daily balance outstanding during the quarter ended and the period ended balances at each respective period end for repurchase agreements and reverse repurchase agreements are as follows:

	Repurchase Transactions		Reverse Repurchase Transactions
For the Quarter Ended:	Average Daily Balance Outstanding	End of Period Balance Outstanding	Average Daily Balance Outstanding	End of Period Balance Outstanding
	(in thousands)

June 30, 2011	$62,527	$64,988	$473,739	$470,407
September 30, 2010	$158,489	$233,346	$326,927	$344,652

At June 30, 2011 and September 30, 2010, we had other debt of $613 million and $356 million, respectively. The balance at June 30, 2011 is comprised of a $53.6 million balance outstanding on our mortgage loan for our home-office complex, $9.6 million outstanding on term loan financing provided to RJES, $300 million outstanding on our 8.60% senior notes due August 2019, and $250 million outstanding on our 4.25% senior notes due April 2016.

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

Other Sources of Liquidity

We own a significant number of life insurance policies utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. We are able to borrow up to 90% of the cash surrender value of certain of these policies.  The policies which we could readily borrow against have a cash surrender value of approximately $123 million as of June 30, 2011.  There are no borrowings outstanding against any of these policies as of June 30, 2011.

On May 29, 2009 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune. In August 2009, we sold $300 million in aggregate principal amount of 8.60% senior notes due in August 2019, through a registered underwritten public offering.  In April 2011, we sold $250 million in aggregate principal amount of 4.25% senior notes due April 2016, through a registered underwritten public offering.  The registration statement is still effective and could facilitate future capital raising activities.

See the Contractual Obligations, Commitments and Contingencies section for information regarding our commitments.

Statement of Financial Condition Analysis

The assets on our statement of financial condition consist primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables, including bank loans, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $16.1 billion at June 30, 2011 were approximately 10% lower than total assets as of September 30, 2010.  Decreases in cash and cash equivalents and assets segregated pursuant to regulations and other segregated assets are all the result of the transactions associated with the September 30, 2010 point-in-time regulatory balance sheet composition requirements of RJ Bank.  See Note 22 page 130 of our 2010 Form 10-K for discussion of the September 30, 2010 point-in-time test.  Exclusive of these transactions, which totaled approximately $3.1 billion, total assets would have increased slightly as compared to September 30, 2010.

As of June 30, 2011, our liabilities of $13.3 billion were 13% less than our liabilities as of September 30, 2010, due to decreases in other borrowings and bank deposits that were also associated with the September 30, 2010 point-in-time regulatory balance sheet composition requirements of RJ Bank.  Exclusive of these transactions, which totaled approximately $3.1 billion, total liabilities would have increased 9%.  The increase in corporate debt was a result of the April 4, 2011 issuance of $250 million in aggregate principal amount of 4.25% senior notes due April 2016.

Contractual Obligations, Commitments and Contingencies

As of June 30, 2011, the following constitutes material changes in our contractual obligations other than in the ordinary course of business since September 30, 2010.

On April 11, 2011, we sold, in a registered underwritten public offering, $250 million in aggregate principal amount of 4.25% senior notes due April 2016.  Interest on these senior notes is payable semi-annually.  See Note 10 in this Form 10-Q for further information regarding the issuance of these senior notes.

On June 29, 2011, RJ&A and RJFS finalized settlements with the SEC and other regulatory authorities regarding ARS.  Under these settlement agreements, we will purchase at par from certain current and former clients, eligible ARS.  We estimate that ARS with a total par value of up to $300 million may be eligible for the settlement offer.  We anticipate the great majority of the ARS repurchases subject to the offer will occur prior to September 30, 2011.  See Note 13 in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on this commitment.

On June 30, 2011, RJ Bank announced that it entered into a definitive agreement to acquire substantially all of a foreign bank’s Canadian corporate loan portfolio.  This loan portfolio consists of approximately $615 million in loan commitments, of which approximately $500 million are outstanding.  The transaction is expected to close prior to September 30, 2011 and is subject to Canadian and U.S. regulatory approvals, the latter of which is pending approval.  See Note 13 in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on this commitment.

For further information on our commitments and contingencies, see Note 17, pages 117 – 120, of the Notes to the Consolidated Financial Statements in our 2010 Form 10-K, Contractual Obligations, Commitments and Contingencies on pages 51 - 52 in our 2010 Form 10-K and Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Regulatory

The following discussion should be read in conjunction with the Regulatory section on pages 52 - 53 of our 2010 Form 10-K.

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of June 30, 2011.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the three-month period ended June 30, 2011.

Under the regulatory framework for prompt corrective action, RJ Bank met the requirements to be categorized as “well capitalized” as of June 30, 2011.

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

The Dodd-Frank Act has the potential to impact certain of our current business operations, including, but not limited to, its impact on RJ Bank which is discussed in Item 1, Business-“Regulation” on pages 9 - 11 in our 2010 Form 10-K.  Because of the nature of our business and our business practices, we do not expect the Dodd-Frank Act to have a significant impact on our operations as a whole. However, because many of the implementing regulations will result from further studies by various regulatory agencies, the specific impact on each of our businesses is uncertain.

Effective July 21, 2011 and in accordance with the Dodd-Frank Act, RJF as the holding company of RJ Bank, became subject to the oversight of the FRB.  In addition, the OTS merged into the OCC, and therefore, the OCC assumed responsibility from the OTS for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations, state and federal.

See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on regulatory and capital requirements.

Off-Balance Sheet Arrangements

For information regarding our off-balance sheet arrangements, see Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Effects of Inflation

For information regarding the effects of inflation on our business, see the Effects of Inflation section on page 62 of our 2010 Form 10-K.

Factors Affecting “Forward-Looking Statements”

From time to time, we may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at RJ Bank, projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, ARS, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” in Item 1A of Part I on pages 13 - 23 included in the 2010 Form 10-K and in Item 1A of Part II of this report on Form 10-Q.  We do not undertake any obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  For a full description of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included on pages 79 - 90 in our 2010 Form 10-K and updated in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.  We believe that of our significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the condensed consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of our operations and our financial position.

Valuation of Financial Instruments, Investments and Other Assets

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income (the “Condensed Consolidated Statements of Income”), is fundamental to our financial statements and our risk management processes.  See Note 1, pages 81 – 84, of our 2010 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased.  We have not implemented any material changes in the accounting policies described therein during the period covered by this report.

“Trading instruments” and “available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our other comprehensive income, depending on the underlying purpose of the instrument.

As of June 30, 2011, 7.6% of our total assets and 1.5% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $176.4 million as of June 30, 2011 and represent 14.5% of our assets measured at fair value. Our private equity investments comprise $167.8 million or 95% of our Level 3 assets.  Level 3 assets represent 6% of total equity as of June 30, 2011.

Financial instruments which are liabilities categorized as Level 3 amount to $40,000 as of June 30, 2011 and represent less than 1% of liabilities measured at fair value.

See Notes 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment.  For a discussion of the judgments involved in testing goodwill for impairment, see the Goodwill section on page 57 - 58 of our 2010 Form 10-K.

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

Effective April 1, 2011, we completed our acquisition of Howe Barnes.  The Howe Barnes stockholders received 217,088 shares of our common stock valued at $8.3 million in exchange for all of the outstanding Howe Barnes shares.  We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Howe Barnes recorded as of the acquisition date at their respective fair value and consolidated in our financial statements.  We recorded goodwill in the amount of $2.4 million from this transaction as the excess of the purchase price consideration over the fair value of the net assets acquired.  This goodwill has been allocated to the private client group segment.

Effective April 4, 2011, one of our wholly owned subsidiaries increased its pre-existing share of ownership in RJES, by contributing $6.4 million in cash in exchange for additional RJES shares.  As a result of this acquisition of incremental RJES shares, effective with this transaction we hold a controlling interest in RJES.  Accordingly, we applied the acquisition method of accounting to our interests in RJES as of the date we acquired the controlling interest with the assets and liabilities of RJES recorded at their respective fair value and consolidated in our financial statements and the portion we do not own included in noncontrolling interests.  We recorded goodwill in the amount of $6.9 million as the excess of the consideration paid for the additional shares and the acquisition date fair value of our previously held interests and the noncontrolling interests, over the fair value of the net assets of RJES.  This goodwill has been allocated to the capital markets segment.

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

At June 30, 2011, the amortized cost of all RJ Bank loans was $6.4 billion and an allowance for loan losses of $145.8 million was recorded against that balance. The total allowance for loan losses is equal to 2.28% of the amortized cost of the loan portfolio.

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

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former QSPEs for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any variable interest entities to which we are a party. We adopted this new guidance as of October 1, 2010.  Upon adoption, we deconsolidated two low-income housing tax credit (“LIHTC”) funds of which we determined we are no longer the primary beneficiary, and consolidated two other LIHTC funds of which we determined we are the primary beneficiary under the new guidance.  See Notes 1 and 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information on the adoption of this new accounting guidance.

In July 2010, the FASB issued new guidance that requires enhanced disclosure about our allowances for loan losses and credit quality of our financing receivables.  This new guidance is intended to provide greater transparency about credit risk exposures and the adequacy of the allowance for loan losses and other financing receivables and includes disaggregation of existing disclosures based on what management uses when assessing and monitoring the financing receivable’s risk and performance.  Additionally, new financial statement disclosures related to credit quality indicators, aging of financing receivables, and any significant purchases and sales were required.  See Notes 1 and 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information on the adoption of this new accounting guidance.  The adoption of this new accounting guidance resulted in a significant increase in certain of our financial statement disclosures, but the adoption did not have any impact on our financial position or results of operations.

In April 2011, the FASB issued new guidance regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring (“TDR”).  This new guidance requires creditors to evaluate modifications and restructurings using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs.  This new guidance is effective for us in our upcoming period ending September 30, 2011.  We expect the adoption of this guidance will result in additional disclosures but will not have a significant impact on our consolidated financial statements.

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

In May 2011, the FASB issued new guidance amending the existing pronouncement related to fair value measurement.  This new guidance primarily expands the existing disclosure requirements for fair value.  Specifically, the new guidance mandates the following additional disclosures:  1) The amount of any transfers between Level 1 and Level 2 of the fair value hierarchy.  2) A quantitative disclosure of the unobservable inputs and assumptions used in the measurement of Level 3 instruments.  3) A qualitative discussion of the sensitivity of the fair value to changes in unobservable inputs and any inter-relationships between those inputs that magnify or mitigate the effect on the measurement of Level 3 instruments.  4) The level within the fair value hierarchy, of items that are not measured at fair value in the statement of financial condition but whose fair value must be disclosed.  This new guidance is effective for us prospectively beginning January 1, 2012.  We expect the adoption of this new guidance will result in an increase of certain of our financial statement disclosures, but the adoption will not have any impact on our financial position or results of operations.

In June 2011, the FASB issued new guidance amending the existing pronouncement regarding the presentation of comprehensive income.  This new guidance reduces the alternatives for the presentation of the components of other comprehensive income.  Specifically, it eliminates the alternative of presenting them as part of the Statement of Changes in Shareholders’ Equity.  This new guidance is effective for fiscal years and interim periods within those years, beginning December 15, 2011; however, early adoption is permitted.  We currently present the components of other comprehensive income within our Condensed Consolidated Statements of Income and therefore the adoption of this new guidance did not impact us.

Off-Balance Sheet Arrangements

For information concerning our off-balance sheet arrangements, see Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Market Risk

See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the fair value of trading inventories associated with our broker-dealer client facilitation, market-making and proprietary trading activities.

As of June 30, 2011, the absolute fixed income and equity inventory limits, excluding contractual underwriting commitments for our domestic subsidiaries, were $1.97 billion and $74.8 million, respectively. These same inventory limits for RJ Ltd. as of June 30, 2011, were Canadian dollars (“CDN”) $45.8 million and CDN $67.9 million, respectively. Our trading activities in the aggregate were significantly below these limits at June 30, 2011.

Interest Rate Risk

We are exposed to interest rate risk as a result of our RJ Bank operations, as well as our trading inventories of fixed income instruments held in our Capital Markets segment.  We actively manage our interest rate risk arising from our inventories of fixed income securities through the use of hedging techniques that involve swaps, futures and U.S. Treasury obligations. We monitor, on a daily basis, the Value-at-Risk (“VaR”) in our institutional Fixed Income trading portfolios (cash instruments and interest rate derivatives). VaR is an appropriate statistical technique for estimating the potential loss in trading portfolios due to typical adverse market movements over a specified time horizon with a suitable confidence level.

To calculate VaR, we use historical simulation.  This approach assumes that historical changes in market conditions are representative of future changes.  The simulation is based upon daily market data for the previous twelve months.  VaR is reported at a 99% confidence level based on a one-day time horizon.  This means that we could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year on average over the course of time.  During the nine months ended June 30, 2011, the reported daily loss in the institutional Fixed Income trading portfolio did not exceed the predicted VaR on any trading day.

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

The following tables set forth the high, low, and daily average VaR for our overall institutional fixed income portfolio with the corresponding dollar value of our portfolio as of the periods and dates indicated in each respective table:

	Nine months ended June 30, 2011			VaR at
	High	Low	Daily Average	June 30, 2011	September 30, 2010

	($ in thousands)

Daily VaR	$1,049	$211	$655	$809	$247
Related portfolio value (net) (1)	204,955	299,698	212,679	209,151	239,845
VaR as a percent of portfolio value	0.51%	.07%	0.32%	.39%	0.10%

	Nine months ended June 30, 2010			VaR at
	High	Low	Daily Average	June 30, 2010

	($ in thousands)

Daily VaR	$870	$300	$554	$435
Related portfolio value (net) (1)	57,614	192,144	191,152	270,918
VaR as a percent of portfolio value	0.55%	0.16%	0.33%	0.16%

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

In addition, see Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding our derivative financial instruments.

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

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described on page 64 of our 2010 Form 10-K. There were no material changes to these methods during the nine months ended June 30, 2011.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)

+300	$295,528	2.35%
+200	298,964	3.54%
+100	301,644	4.46%
-	288,754	-
-100	274,976	(4.77)%

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at June 30, 2011:

	Repricing opportunities
	0 - 6 months	7 - 12 months	1 - 5 years	5 or more years
	(in thousands)
Interest-earning assets:
Loans	$5,584,277	$483,215	$321,741	$52,389
Available for sale securities	188,664	21,777	90,149	63,199
Other investments	1,101,018	-	-	-
Total interest-earning assets	6,873,959	504,992	411,890	115,588
Interest-bearing liabilities:
Transaction and savings accounts	6,705,359	-	-	-
Certificates of deposit	41,480	18,519	179,100	-
Total interest-bearing liabilities	6,746,839	18,519	179,100	-
Gap	127,120	486,473	232,790	115,588
Cumulative gap	$127,120	$613,593	$846,383	$961,971

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2011:

	Interest rate type
	Fixed	Adjustable	Total
	(in thousands)
Loans held for sale	$3,988	$59,634	$63,622
Loans held for investment:
Commercial loans	2,208	3,710,055	3,712,263
Commercial RE construction loans	-	3,589	3,589
Commercial real estate loans	1,731	469,780	471,511
Residential mortgage loans	54,835	1,704,405	1,759,240
Consumer loans	-	25	25
Total loans held for investment	58,774	5,887,854	5,946,628
Total loans	$62,762	$5,947,488	$6,010,250

To mitigate interest rate risk in a significantly rising rate environment, during fiscal year 2008 RJ Bank purchased three-year term interest rate caps.  See Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.

Equity Price Risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the nine months ended June 30, 2011 was CDN $16.3 million.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign Exchange Risk

We are subject to foreign exchange risk due to financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates and our investments in foreign subsidiaries. In order to mitigate the former risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of June 30, 2011, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $18.7 million and CDN $3.4 million, respectively.  To date, we have elected not to hedge the carrying value of our investments in foreign subsidiaries for a variety of reasons, including but not limited to immateriality, accounting considerations, and the economic cost of hedging particular exposures.

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

Changes in the allowance for loan losses of RJ Bank were as follows:

	Nine months ended June 30,
	2011	2010
	($ in thousands)

Allowance for loan losses, beginning of period	$147,084	$150,272
Provision for loan losses	28,232	59,870
Net charge-offs	(29,516)	(63,051)
Allowance for loan losses, end of period	$145,800	$147,091

Allowance for loan losses to total bank loans outstanding	2.28%	2.33%

The primary factors impacting the provision for loan losses during the period were a reduction in commercial real estate nonperforming loans, an improvement in the credit characteristics of certain problem loans, reduced loan charge-offs and the stabilization of the balance of residential mortgage nonperforming loans.  In addition, although the amount of nonperforming loans remains elevated by historical standards, somewhat improved economic conditions relative to the prior year has limited the amount of new problem loans.  The current period’s provision for loan losses also includes $2 million as a result of the impact of the banking regulators’ annual SNC exam.  The prior period’s provision for loan losses does not include the SNC exam results as it was not received until the fourth quarter of the prior fiscal year.

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment (annualized):

	Three months ended June 30,				Nine months ended June 30,
	2011		2010		2011		2010
	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans	Net Loan Charge-off Amount	% of Avg. Outstanding Loans

	($ in thousands)

Commercial	$370	0.04%	$-	-	$452	0.02%	$-	-
CRE	3,302	1.73%	11,553	4.82%	12,953	2.21%	39,186	5.29%
Residential mortgage	4,794	1.07%	6,812	1.26%	15,860	1.12%	23,865	1.41%
Consumer	212	14.33%	-	-	251	4.82%	-	-
Total	$8,678	0.55%	$18,365	1.16%	$29,516	0.63%	$63,051	1.29%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 53% decline in net charge-offs compared to the prior year quarter was primarily attributable to improved credit quality in the CRE loan portfolio in addition to a stabilization of the balance in nonperforming residential mortgage loans. Prior year commercial real estate charge-offs included $9 million related to one CRE loan.

The table below presents nonperforming loans and total allowance for loan losses:

	June 30, 2011		September 30, 2010
	Nonperforming Loan Balance	Allowance for Loan Losses Balance	Nonperforming Loan Balance	Allowance for Loan Losses Balance

	(in thousands)

Loans held for sale	$-	$(5)	$-	$(23)
Loans held for investment:
Commercial	26,192	(73,609)	-	(60,464)
CRE construction	-	(427)	-	(4,473)
CRE	25,805	(35,743)	67,901	(47,771)
Residential mortgage	88,064	(35,996)	86,082	(34,297)
Consumer	-	(20)	-	(56)
Total	$140,061	$(145,800)	$153,983	$(147,084)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased 9% during the nine months ended June 30, 2011.  CRE nonperforming loans decreased $42 million, primarily due to the full resolution of our largest nonperforming loan, the pay-off of two CRE loans, and the partial charge-off of two others, which was partially offset by the addition of six loans which were placed on nonaccrual status during the year.  Two commercial loans were added to nonperforming loans during the current quarter end.  Nonperforming residential mortgage loans increased $2 million due to the ongoing elevated level of residential mortgage loan delinquencies. Included in nonperforming residential mortgage loans are $74.1 million in loans for which $41.3 million in charge-offs were previously recorded.

Loan Underwriting Policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 68 - 69 of our 2010 Form 10-K. There were no material changes in RJ Bank’s underwriting policies during the nine months ended June 30, 2011.

Risk Monitoring Process

RJ Bank’s credit risk strategy regarding ongoing risk monitoring and review process for all of its residential, consumer and corporate credit exposures is discussed on pages 69 - 72 of our 2010 Form 10-K. There were no material changes to those processes and policies during the nine month period ended June 30, 2011.

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

Residential mortgage and consumer loan delinquency levels have been increasing at RJ Bank due to the current economic downturn and the high level of unemployment. At June 30, 2011, loans over 30 days delinquent (including nonperforming loans) increased to 4.51% of residential and consumer loans outstanding, compared to 4.44% over 30 days delinquent at September 30, 2010, despite an actual total dollar decrease of $10.7 million in residential and consumer loans over 30 days delinquent.  Additionally, our June 30, 2011 percentage compares favorably to the national average for over 30 day delinquencies of 10.52% as most recently reported by the Federal Reserve.

The following table presents a summary of delinquent residential and consumer loans:

	Delinquent residential and consumer loans (amount)		Delinquent residential and consumer loans as a percentage of outstanding loan balances
	June 30, 2011	September 30, 2010	June 30, 2011	September 30, 2010
	($ in thousands)

30-89 days	$17,124	$24,441	0.97%	1.20%
90 days or more	62,485	65,897	3.54%	3.24%

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See page 70 of our 2010 Form 10 - K for further discussion of this process. There have been no material changes to this process during the nine months ended June 30, 2011.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

June 30, 2011		September 30, 2010 (1)
($ outstanding as a % of RJ Bank total assets)

3.6%	CA (2)	4.8%	CA (2)
2.8%	FL	3.2%	FL
2.3%	NY	3.2%	NY
1.2%	NJ	1.5%	NJ
1.1%	VA	1.2%	VA

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

(2)
This concentration ratio for the State of California excludes 2.2% and 2.3% at June 30, 2011 and September 30, 2010, respectively, for purchased loans that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At June 30, 2011 and September 30, 2010, these loans totaled $744 million and $1.1 billion, respectively, or approximately 45% and 60% of the residential mortgage portfolio, respectively.  In the current interest rate environment, a large percentage of these loans were projected to adjust to a payment lower than the current payment. The outstanding balance of interest-only loans, based on their contractual terms, are scheduled to reprice as follows:

June 30, 2011
(in thousands)

One year or less	$417,947
Over one year through two years	145,158
Over two years through three years	80,556
Over three years through four years	69,883
Over four years through five years	12,509
Over five years	17,734
Total outstanding residential interest-only loan balance	$743,787

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	June 30, 2011	September 30, 2010

Residential first mortgage loan weighted-average LTV/FICO (1)	66%/751	65%/751

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

RJ Bank estimates that residential loans with LTVs between 100% and 120% represent 19% of the residential mortgage loan portfolio and residential loans with LTVs in excess of 120% represent 12% of the residential mortgage loan portfolio.  The average estimated LTV is approximately 80% for the total residential mortgage loan portfolio.  Credit risk management for the residential portfolio utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Corporate Loans

At June 30, 2011, in addition to loans classified as nonperforming, there was one $19.2 million loan that was delinquent greater than 30 days.  This loan matured prior to June 30, 2011 period end and it is expected that it will be extended prior to the next quarter end.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

June 30, 2011		September 30, 2010 (1)
($ outstanding as a % of RJ Bank total assets)

4.9%	Telecommunications	4.3%	Consumer products and services
4.0%	Consumer products and services	4.1%	Telecommunications
3.2%	Media communications	3.2%	Hospitality
3.0%	Healthcare providers (non-hospitals)	2.8%	Retail real estate
2.9%	Pharmaceuticals	2.6%	Hospitals

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

Liquidity Risk

See the section entitled “Liquidity and Capital Resources” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information regarding our liquidity and how we manage liquidity risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on pages 25 - 26 of our 2010 Form 10-K.

In connection with ARS, our principal broker-dealers, RJ&A and RJFS, were subject to investigations by the SEC, and certain states led by Florida’s Office of Financial Regulation and the Texas Securities Board regarding the sale of ARS.  On June 29, 2011, RJ&A and RJFS finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into RJ&A and RJFS’s offer and sale of ARS.  Under these settlement agreements, in July we extended an offer to purchase at par, from certain current and former clients, eligible ARS that were purchased through RJ&A or RJFS on or before February 13, 2008, provided the eligible ARS were not transferred away from RJ&A or RJFS prior to January 1, 2006 and those securities were held on February 13, 2008.  This offer does not extend to clients whose accounts were owned, managed or advised by or through correspondent broker-dealers or unaffiliated investment advisors or who acted as institutional money managers and did not hold ARS in RJ&A or RJFS accounts.  This offer will remain open until September 29, 2011.  For eligible clients who accept the offer prior to its expiration, we expect to purchase their eligible ARS no later than October 6, 2011.  RJ Securities, Inc. (“RJS”), a wholly owned non-broker-dealer subsidiary, will purchase and hold the ARS repurchased as a result of this settlement.  RJF has guaranteed RJS’ obligation to perform these repurchases.  In addition, RJ&A and RJFS will use its best efforts to identify and then make whole any losses sustained by eligible clients who purchased ARS through RJ&A or RJFS on or before February 13, 2008 and sold such securities at a loss prior to June 29, 2011.  We will use our best efforts to identify and then reimburse clients who had borrowing costs related to providing liquidity on ARS which exceeded the amount they earned in interest or dividends from their eligible ARS at the time they borrowed money from RJ&A or RJFS.  RJ&A and RJFS will participate in a special arbitration process for the purpose of arbitrating eligible investors’ consequential damage claims arising from their inability to sell their eligible ARS.  No fines were imposed by the SEC under the settlement agreement.  A fine in the amount of $1.75 million was imposed by the state regulators and is included in other expense in our Condensed Consolidated Statements of Income.

See Note 13 of the Notes to Condensed Consolidated Financial Statements for a discussion of the estimated loss resulting from this ARS settlement that is reflected in our condensed consolidated financial statements.  Refer to the section entitled “Sources of Liquidity” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, for more information regarding the impact of this ARS settlement on our liquidity.

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

Item 1A. RISK FACTORS

See Item 1A: Risk Factors, on pages 13 - 23 of our 2010 Form 10-K for a discussion of risk factors that impact our operations and financial results.  With the exception of the below, there have been no material changes in the risk factors as discussed therein.

Concerns Regarding Downgrade of the U.S. Credit Rating Could Have a Material Adverse Effect on Our Business, Financial Condition and Liquidity

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+, while maintaining a negative outlook.  While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity.  Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on our purchases of our own stock, on a monthly basis, for the nine month period ended June 30, 2011:

	Number of Shares Purchased (1)	Average Price per Share

October 1, 2010 – October 31, 2010	-	$-
November 1, 2010 – November 30, 2010	10,967	30.59
December 1, 2010 – December 31, 2010	170,564	26.91
First quarter	181,531	27.13

January 1, 2011 – January 31, 2011	22,085	34.79
February 1, 2011 – February 28, 2011	25,345	37.92
March 1, 2011 – March 31, 2011	-	-
Second quarter	47,430	36.46

April 1, 2011 – April 30, 2011	-	-
May 1, 2011 – May 31, 2011	-	-
June 1, 2011 – June 30, 2011	-	-
Third quarter	-	-
Year-to-date	228,961	$29.07

(1)
We do not have a formal stock repurchase plan. Since May 2004, our Board of Directors has authorized $150 million for repurchases at the discretion of our Board’s Share Repurchase Committee. As a result, 4,105,245 shares have been repurchased for a total of $94.7 million, leaving $55.3 million available to repurchase shares. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value or when employees surrender shares as payment for option exercises. The decision to repurchase shares is subject to cash availability and other factors. We did not purchase shares in open market transactions during the nine months ended June 30, 2011. During the nine months ended June 30, 2011, 158,469 shares were purchased for the trust fund that was established and funded to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 15 of the Notes to Condensed Consolidated Financial Statements for more information on this trust fund). We received 70,492 shares that were surrendered by employees as payment for option exercises during the nine months ended June 30, 2011.

We expect to continue paying cash dividends. However, the payment and rate of dividends on our common stock is subject to several factors including operating results, our financial requirements, and the availability of funds from our subsidiaries, including the broker-dealer and bank subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the Investment Industry Regulatory Organization of Canada (“IIROC”) and RJ Bank, which may be subject to restrictions by federal banking agencies. Such restrictions have never limited our dividend payments. (See Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information on the capital restrictions placed on RJ Bank and our broker-dealer subsidiaries.)

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

4.3
First Supplemental Indenture, dated as of August 20, 2009 (for senior debt securities) between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 as filed with Form 8-K on August 20, 2009.

4.4
Second Supplemental Indenture, dated as of April 11, 2011 (for senior debt securities) between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 as filed with Form 8-K on April 11, 2011.

10.18	SEC Order Instituting Administrative and Cease-and-Desist Proceedings dated June 29, 2011, filed herewith.

10.19	State of Florida Office of Financial Regulation Administrative Consent Agreement to Final Order dated June 29, 2011, filed herewith.

10.20	Texas State Securities Board Consent Order dated June 29, 2011, filed herewith.

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 9, 2011	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: August 9, 2011	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
and Chief Financial Officer