Form 10-K
period 2011-09-30
RAYMOND JAMES FINANCIAL INC
filed 2011-11-23
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold was $3,918,665,338.

The number of shares outstanding of the registrant’s common stock as of November 21, 2011 was 126,013,143.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 23, 2012 are incorporated by reference into Part III.

PART I
ITEM 1.   BUSINESS

Raymond James Financial, Inc. (“RJF”), the parent company of a business established in 1962 and a public company since 1983, is a financial services holding company headquartered in St. Petersburg, Florida whose subsidiaries are engaged in various financial services businesses predominantly in the United States of America (“U.S.”) and Canada. At September 30, 2011, its principal subsidiaries include Raymond James & Associates, Inc. (“RJ&A”), Raymond James Financial Services, Inc. (“RJFS”), Raymond James Financial Services Advisors, Inc. (“RJFSA”), Raymond James Ltd. ("RJ Ltd."), Eagle Asset Management, Inc. (“Eagle”), and Raymond James Bank, FSB (“RJ Bank”). All of these subsidiaries are wholly owned by RJF. RJF and its subsidiaries are hereinafter collectively referred to as “our,” “we” or “us.”

PRINCIPAL SUBSIDIARIES

Our principal subsidiary, RJ&A, is the largest full service brokerage and investment firm headquartered in the state of Florida and with over 220 locations throughout the U.S, is one of the largest retail brokerage firms in the country. RJ&A is a self-clearing broker-dealer engaged in most aspects of securities distribution, trading, investment banking and asset management. RJ&A also offers financial planning services for individuals and provides clearing services for RJFS, RJFSA, other affiliated entities and several unaffiliated broker-dealers. In addition, RJ&A has ten institutional sales offices in Europe. RJ&A is a member of the New York Stock Exchange Euronext (“NYSE”) and most regional exchanges in the U.S. It is also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).

RJFS is one of the largest independent contractor brokerage firms in the U.S., is a member of FINRA and SIPC, but is not a member of any exchanges.  Financial advisors affiliated with RJFS may offer their clients all products and services offered through RJ&A including investment advisory products and services which are offered through its affiliated registered investment advisor, RJFSA.  Both RJFS and RJFSA clear all of their business on a fully disclosed basis through RJ&A.

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

RJ Bank purchases and originates corporate loans secured by corporate assets, commercial and industrial (“C&I”) loans, commercial and residential real estate loans, as well as consumer loans, all of which are funded primarily by cash balances swept from the investment accounts of our broker-dealer subsidiaries’ clients.

BUSINESS SEGMENTS

We have eight business segments: “Private Client Group” or “PCG”; “Capital Markets”; “Asset Management”; RJ Bank; “Emerging Markets”; “Securities Lending” (formerly named “Stock Loan/Borrow”); “Proprietary Capital” and certain corporate activities combined in the “Other” segment.  Our financial information for each of the fiscal years ended September 30, 2011, September 30, 2010, and September 30, 2009 is included in the consolidated financial statements and notes thereto.

PRIVATE CLIENT GROUP

We provide securities transaction and financial planning services to approximately two million client accounts through the branch office systems of RJ&A, RJFS, RJFSA, RJ Ltd. and Raymond James Investment Services Limited (“RJIS"), a joint venture in the United Kingdom. Our financial advisors offer a broad range of investments and services, including both third-party and proprietary products, and a variety of financial planning services. We charge sales commissions or asset-based fees for investment services we provide to our Private Client Group clients based on established schedules. Varying discounts may be given, generally based upon the client's level of business, the trade size, service level provided, and other relevant factors. In fiscal year 2011, the portion of revenues from this segment that we consider recurring include sources such as asset-based fees including mutual fund and annuity trailing commissions, and interest income and represented approximately 61% of the Private Client Group's total revenues.  Revenues of this segment are correlated with total client assets under administration.  As of September 30, 2011, total client assets under administration amounted to $256 billion.

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
	2011	% of total	2010	% of total	2009	Total
	($ in thousands)

Equities	$276,562	15%	$251,820	16%	$230,121	18%
Fixed income products	60,193	3%	68,867	4%	76,144	6%
Mutual funds	458,555	25%	419,262	26%	296,109	23%
Fee-based accounts	685,672	38%	551,107	35%	412,638	33%
Insurance and annuity products	261,045	15%	234,474	15%	202,712	16%
New issue sales credits	75,590	4%	59,841	4%	45,086	4%
Total Private Client Group commissions and fees	$1,817,617	100%	$1,585,371	100%	$1,262,810	100%

Net interest revenue in the Private Client Group is generated by customer balances, predominantly the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on customer cash balances (“Client Interest Program”). Beginning in September 2009, we began a multi-bank sweep program which generates fee revenue in lieu of interest revenue. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for information regarding our net interest revenues.

Clients' transactions in securities are affected on either a cash or margin basis. RJ&A makes margin loans to clients collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed.  The interest rate charged to a client on a margin loan is based on current interest rates and on the size of the loan balance in the client's account.

Typically, broker-dealers utilize bank borrowings and equity capital as the primary sources of funds to finance clients' margin account borrowings. RJ&A's source of funds to finance clients' margin account balances has been cash balances in brokerage clients' accounts, which are funds awaiting investment. In addition, pursuant to written agreements with clients, broker-dealers are permitted by the Securities and Exchange Commission (“SEC”) and FINRA rules to lend client securities in margin accounts to other financial institutions. SEC regulations, however, restrict the use of clients' funds derived from pledging and lending clients' securities, as well as funds awaiting investment, to the financing of margin account balances; to the extent not so used, such funds are required to be deposited in a special segregated account for the benefit of clients. The regulations also require broker-dealers, within designated periods of time, to obtain possession or control of, and to segregate, clients' fully paid and excess margin securities.

No single client accounts for a material percentage of this segment's total business.

Raymond James & Associates

RJ&A is a full service broker-dealer that employs financial advisors throughout the U.S. RJ&A's financial advisors work in a traditional branch setting supported by local management and administrative staffs. The number of financial advisors per office ranges from one to 30. RJ&A financial advisors are employees and their compensation includes commission payments and participation in the firm’s benefit plans.  Experienced financial advisors are hired from a wide variety of competitors.  As a part of their agreement to join us we may make loans to financial advisors and to certain key revenue producers, primarily for recruiting and/or retention purposes. In addition, individuals are trained each year to become financial advisors at the Robert A. James National Training Center in St. Petersburg, Florida.

Raymond James Financial Services

RJFS is a broker-dealer that supports independent contractor financial advisors in providing products and services to their Private Client Group clients throughout the U.S. The number of financial advisors in RJFS offices ranges from one to 45.  Independent contractors are responsible for all of their direct costs and, accordingly, are paid a larger percentage of commissions. They are permitted to conduct, on a limited basis, certain other approved businesses unrelated to their RJFS activities such as offering insurance products, independent registered investment advisory services and accounting and tax services, among others, with the approval of RJFS management.

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

Raymond James Ltd.

RJ Ltd. is a wholly owned self-clearing broker-dealer subsidiary headquartered in Canada with its own operations and information processing personnel.  Financial advisors can affiliate with RJ Ltd. either as employees or independent contractors.

Raymond James Investment Services Limited

We are a 75% shareholder of RJIS. This entity operates an independent contractor financial advisor network in the United Kingdom. RJIS also provides custodial and execution services to independent investment advisory firms.

The following table presents a summary of Private Client Group financial advisors as of the end of the fiscal year indicated:

	Employees	Independent contractors	2011 total	2010 total

RJ&A	1,311	-	1,311	1,266
RJFS	-	3,193	3,193	3,237
RJ Ltd.	198	254	452	442
RJIS	-	157	157	145
Total financial advisors	1,509	3,604	5,113	5,090

The following table presents a summary of Private Client Group branch locations as of the end of the fiscal year indicated:

	Traditional branches	Satellite offices	Independent contractor branches	2011 total	2010 total

RJ&A	176	45	-	221	211
RJFS	-	568	1,385	1,953	1,975
RJ Ltd.	14	24	79	117	115
RJIS	-	-	67	67	63
Total branch locations	190	637	1,531	2,358	2,364

Raymond James &Associates – Operations and Information Technology

RJ&A's operations personnel are responsible for the execution of orders, processing of securities transactions, custody of client securities, support of client accounts, receipt, identification and delivery of funds and securities, and compliance with certain regulatory and legal requirements for most of our U.S. securities brokerage operations.

The information technology department develops and supports the integrated solutions that provide a differentiated platform for our business.  This platform is designed to allow our advisors to spend more time with their clients and enhance and grow their business.

Our business continuity program has been developed to provide reasonable assurance of business continuity in the event of disruptions at our critical facilities.  Business departments have developed operational plans for such disruptions, and we have a staff which devotes their full time to monitoring and facilitating those plans.  Our business continuity plan continues to be enhanced and tested to allow for continuous business processing in the event of weather-related or other interruptions of operations at the headquarters complex. We have also developed a business continuity plan for our PCG branches in the event these branches are impacted by severe weather. Each branch is assigned a “contingency branch” in another part of the country that allows the impacted branch the ability to communicate through the contingency branch.

In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect the information assets of the firm and its clients.  Safeguards are applied to maintain the confidentiality, integrity and availability of information resources.

CAPITAL MARKETS

Capital Markets activities consist primarily of equity and fixed income products and services. No single client accounts for a material percentage of this segment's total business.

Institutional Sales

Institutional sales commissions account for a significant portion of this segment's revenue, which is fueled by a combination of general market activity and the Capital Markets group’s ability to identify and promote attractive investment opportunities.  Our institutional clients are serviced by institutional equity departments of RJ&A and RJ Ltd.; the RJ&A fixed income department; RJ&A’s European offices; Raymond James Financial International, Ltd, an institutional UK broker-dealer headquartered in London, England; and Raymond James European Securities, Inc., a joint venture that is headquartered in Paris, France in which we hold a controlling interest. We charge commissions on equity transactions based on trade size and the amount of business conducted annually with each institution.  Fixed income commissions are based on trade size and the characteristics of the specific security involved.

	Capital markets commissions
	for the fiscal years ended September 30,
	2011	% of total	2010	% of total	2009	% of total
	($ in thousands)

Equity	$250,188	67%	$222,481	60%	$198,218	53%
Fixed income	125,770	33%	147,585	40%	174,315	47%
Total commissions	$375,958	100%	$370,066	100%	$372,533	100%

Over 100 domestic and overseas professionals located in offices in the U.S. and Europe comprise RJ&A's institutional equity sales and sales trading departments and maintain relationships with approximately 1,200 institutional clients.  Some European and U.S. offices also provide services to high net worth clients. RJ Ltd. has approximately 40 institutional equity sales and trading professionals servicing predominantly Canadian, U.S. and European institutional investors from offices in Canada and Europe.

From offices in various locations within the U.S., RJ&A distributes to institutional clients both taxable and tax-exempt fixed income products, primarily municipal, corporate, government agency and mortgage-backed bonds. RJ&A carries inventory positions of taxable and tax-exempt securities to facilitate institutional sales activities.

Trading

Trading equity securities involves the purchase and sale of securities from and to our clients or other dealers. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the period we hold them.  RJ&A makes markets in over 900 common stocks.  Similar to the equity research department, this operation serves to support both our institutional and Private Client Group sales efforts.  The RJ Ltd. trading desks not only support client activity, but also take proprietary positions that are closely monitored within well defined limits. RJ Ltd. also provides specialist services in approximately 150 TSX listed common stocks.

RJ&A trades both taxable and tax-exempt fixed income securities. The taxable and tax-exempt RJ&A fixed income traders purchase and sell corporate, municipal, government, government agency, and mortgage-backed bonds, asset-backed securities, preferred stock and certificates of deposit from and to our clients or other dealers. RJ&A enters into future commitments such as forward contracts and “to be announced” securities (e.g., securities having a stated coupon and original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). Low levels of proprietary trading positions are also periodically taken by RJ&A for various purposes and are closely monitored within well defined limits. In addition, a subsidiary of RJF, RJ Capital Services, Inc., participates in the interest rate swaps market as a principal, either to economically hedge RJ&A fixed income inventory, for transactions with customers, or for its own account.

Equity Research

The domestic analysts in RJ&A's research department support our institutional and retail sales efforts and publish research on approximately 900 companies. This research primarily focuses on U.S. companies in specific industries including technology, telecommunications, consumer, financial services, transportation and industrial services, healthcare, real estate and energy. Proprietary industry studies and company-specific research reports are made available to both institutional and individual clients. RJ Ltd. has 15 analysts who publish research on approximately 250 primarily Canadian companies focused in the energy, energy services, mining, forest products, agricultural, technology, clean technology, consumer and industrial products, and real estate sectors. Additionally, we provide coverage of approximately 60 European and approximately 70 Latin American companies through joint ventures in which we hold interests.

Investment Banking

The nearly 125 professionals of RJ&A's investment banking group reside in various locations within the U.S. and are involved in a variety of activities including public and private equity financing for corporate clients, and merger and acquisition advisory services. RJ Ltd.'s investment banking group consists of approximately 30 professionals who reside in various locations within Canada and provide equity financing and financial advisory services to corporate clients. Our investment banking activities provide a comprehensive range of strategic and financial advisory services tailored to our clients’ business life cycles and backed by our strategic industry focus.

Fixed income investment banking includes debt underwriting and public finance activities. The over 70 professionals in the RJ&A public finance division operate out of various offices located throughout the U.S., and serve as a financial advisor, placement agent or underwriter to various issuers who include municipal agencies (including political subdivisions), housing developers and non-profit health care institutions.

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

Raymond James Tax Credit Funds, Inc.

Raymond James Tax Credit Funds, Inc. (“RJTCF”) is the general partner or managing member in a number of limited partnerships and limited liability companies. These partnerships and limited liability companies invest in real estate project entities that qualify for tax credits under Section 42 of the Internal Revenue Code. RJTCF has been an active participant in the tax credit program since its inception in 1986 and currently focuses on tax credit funds for institutional investors that invest in a portfolio of tax credit-eligible multi-family apartments. The investors’ expected returns on their investments in these funds are primarily derived from tax credits and tax losses that investors can use to reduce their federal tax liability. During fiscal 2011, RJTCF invested approximately $615 million for large institutional investors in 80 real estate transactions for properties located throughout the U.S. Since inception, RJTCF has raised over $3.5 billion in equity and has sponsored over 70 tax credit funds, with investments in over 1,350 tax credit apartment properties in 45 states and one U.S. Territory.

ASSET MANAGEMENT

Our Asset Management segment includes the operations of Eagle, the Eagle Family of Funds (“Eagle Funds”), the asset management operations of RJ&A (“AMS”), Raymond James Trust, and other fee-based programs. The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios and mutual funds.  Investment advisory fees are also earned on assets held in managed and non-managed programs.  These fees are computed based on balances either at the beginning of the quarter, the end of the quarter, or average assets.  Consistent with industry practice, fees from private client investment portfolios are typically based on asset values at the beginning of the period while institutional fees are typically based on asset values at the end of the period.  Asset balances are impacted by both the performance of the market and new sales and redemptions of client accounts/funds.  Increasing markets generally positively impact revenues from investment advisory fees as existing accounts increase in value, and individuals and institutions may commit incremental funds in rising markets.  No single client accounts for a material percentage of this segment's total business.

Eagle Asset Management, Inc.

Eagle is a registered investment advisor with $16.1 billion under management and $800 million in assets under advisement (non-discretionary advised assets) as of September 30, 2011. Eagle offers a variety of equity and fixed income objectives managed by a number of portfolio management teams and a subsidiary investment advisor, Eagle Boston Investment Management, Inc. Eagle's clients include individuals, corporations, pension and profit sharing plans, foundations, endowments, variable annuities and mutual funds.  Eagle also serves as investment advisor to the Eagle Funds.  Additionally, performance fees may be earned for performing above respective benchmarks.  Eagle also earns fees on non-discretionary assets for providing their account models to professional advisors at other firms.

Eagle Fund Distributors, Inc. (“EFD”), a wholly owned subsidiary of Eagle, is a registered broker-dealer engaged in the distribution of the Eagle Funds.

The Eagle Funds utilize unaffiliated sub-advisors for the Capital Appreciation Fund and International Equity Fund.  The Small Cap Growth Fund, Mid Cap Growth Fund, Growth and Income Fund, Large Cap Core Fund, Mid Cap Stock Fund, Investment Grade Bond Fund, and Small Cap Core Value Fund are managed by Eagle.

Eagle closed its money market funds during the fourth quarter of fiscal year 2010.  Eagle class shares of both a taxable and a tax-exempt money market fund are available to clients of Eagle and its affiliates through an unrelated third-party.

AMS

AMS manages several investment advisory programs which maintain an approved list of investment managers, provide asset allocation model portfolios, establish custodial facilities, monitor performance of client accounts, provide clients with accounting and other administrative services, and assist investment managers with certain trading management activities. AMS earns fees generally ranging from 0.35% to 0.85% of asset balances per annum, a portion of which is paid to predominately independent investment managers and Eagle who direct the investments within clients' accounts. In addition, AMS offers additional managed accounts managed within fee based asset allocation platforms under our Freedom accounts and other managed programs. Freedom’s investment committee manages portfolios of mutual funds, exchange traded funds and separately managed account models on a discretionary basis. AMS earns fees generally ranging from 0.10% to 0.55% of asset balances per annum.  For separately managed account models a portion of the fee may be paid to the investment managers who provide the separately managed account models. At September 30, 2011, these managed programs had $19.6 billion in assets under management, including $3.6 billion managed by Eagle.

AMS also provides certain services for their non-managed fee-based programs (Passport, Ambassador and other non-managed programs). They provide performance reporting, research, sales, accounting, trading and other administrative services. Advisory services are provided by PCG financial advisors. Client fees are based on the individual account or relationship size and may also be dependent on the type of securities in the accounts. Total client fees generally range from 0.50% to 3.00% of assets, and are predominantly allocated to the PCG segment, with a lesser share of revenue generated from these activities allocated to this Asset Management segment. As of September 30, 2011, these programs had $38.9 billion in assets. RJFS and RJFSA offer similar fee-based programs called IMPAC (“IMPAC”).  All revenues for IMPAC are allocated to either RJFS or RJFSA. As of September 30, 2011, IMPAC had nearly $10 billion in assets serviced by RJFS financial advisors and RJFSA registered investment advisors (see the Private Client Group segment discussion for additional information).

In addition to the foregoing programs, AMS also administers managed fee-based programs for clients who have contracted for portfolio management services from non-affiliated investment advisors that are not part of the Raymond James consulting services program.

Raymond James Trust, National Association

Raymond James Trust, National Association, (“RJT”) provides personal trust services primarily to existing clients of our broker-dealer subsidiaries. Portfolio management of trust assets can be subcontracted to our asset management operations. This subsidiary had a total of approximately $2 billion in client assets at September 30, 2011, including nearly $120 million in the donor-advised charitable foundation known as the Raymond James Charitable Endowment Fund.

RJ BANK

RJ Bank is a federally chartered savings bank, regulated by the Office of the Comptroller of the Currency (“OCC”), which provides corporate, residential and consumer loans, as well as Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank is active in corporate loan syndications and bank participations as well as purchases residential whole loan packages to hold for investment.  RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for financial information regarding RJ Bank’s net interest earnings.

RJ Bank operates from a single branch location adjacent to our headquarters complex in St. Petersburg, Florida. Access to RJ Bank's products and services is available nationwide through the offices of our affiliated broker-dealers as well as through telephonic and electronic banking services.  RJ Bank’s assets include C&I loans, commercial and residential real estate loans, as well as consumer loans that were purchased or originated by RJ Bank. Corporate loans represent approximately 75% of RJ Bank’s loan portfolio of which 90% are Shared National Credits (“SNC”) or other large syndicated loans. SNCs are loan syndications totaling over $20 million that are shared among three or more regulated institutions. Purchased loans originated by select large financial institutions represent approximately 85% of RJ Bank’s residential mortgage loan portfolio. RJ Bank’s total liabilities primarily consist of deposits that are cash balances swept from the investment accounts maintained at RJ&A. This cash sweep program, the Raymond James Bank Deposit Program (“RJBDP”), is a multi-bank (RJ Bank and other non-affiliated banks) program under which clients’ cash deposits in their brokerage accounts are re-deposited through a third-party service into interest-bearing deposit accounts ($245,000 per bank for individual accounts and $490,000 for joint accounts) at up to 12 banks. This program enables clients to obtain up to $2.5 million in individual FDIC deposit insurance coverage ($5 million for joint accounts) in addition to competitive rates for their cash balances.

RJ Bank does not have any significant concentrations with any one industry or customer (see table of industry concentration in Item 7A, “Market Risk”).

EMERGING MARKETS

Raymond James International Holdings, Inc. (“RJIH”), through its subsidiaries, currently has interests in operations in Latin American countries including Argentina, Uruguay and Brazil. Through these entities we operate securities brokerage, investment banking, asset management and equity research businesses. In fiscal year 2011, approximately 75% of this segments’ investment banking revenues arose from one client.  No single client accounts for a material percentage of the remainder of the revenue generated by this segment.

SECURITIES LENDING

This segment conducts its business through the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties.  Generally, we conduct these activities as an intermediary (referred to as “Matched Book”).  However, Securities Lending will also loan customer marginable securities held in a margin account containing a debit (referred to as lending from the “Box”) to counterparties.  The borrower of the securities puts up a cash deposit on which interest is earned.  The lender in turn receives cash and pays interest.  These cash deposits are adjusted daily to reflect changes in the current market value of the underlying securities.  Additionally, securities are borrowed from other broker-dealers (referred to as borrowing for the “Box”) to facilitate RJ&A’s clearance and settlement obligations. The net revenues of this securities lending business are the interest spreads generated.  No single client accounts for a material percentage of this segment’s total business.

PROPRIETARY CAPITAL

This segment consists of our principal capital and private equity activities including various direct and third-party private equity and merchant banking investments; Raymond James Employee Investment Funds I and II (the “EIF Funds”); and a private equity fund which we sponsor – Raymond James Capital Partners, L.P.  As of September 30, 2011, certain of our merchant banking investments include an investment in  a manufacturer of crime investigation and forensic supplies, an event photography business, and an indirect investment in an allergy immunotherapy testing and treatment supply company.

We participate in profits or losses through both general and limited partnership interests. Additionally, we incur profits or losses as a result of direct merchant banking investments. The EIF Funds are limited partnerships, for which we are the general partner, that invest in our merchant banking and private equity activities and other unaffiliated venture capital limited partnerships. The EIF Funds were established as compensation and retention vehicles for certain of our qualified key employees.

OTHER

This segment includes various corporate overhead costs, including interest expense on our senior debt and the loss associated with the securities repurchased as a result of settlements with the SEC and other regulatory authorities regarding the offer and sale of auction rate securities (“ARS”). (See further discussion of the ARS matter in Item 3, “Legal Proceedings”).

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

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws.  During our fiscal 2010, the U. S. government enacted financial services reform legislation known as the Dodd-Frank Wall Street Reform & Consumer Protection Act (“Dodd-Frank Act”).  Because of the nature of our business and our business practices, we presently do not expect the Dodd-Frank Act to have a significant direct impact on our operations as a whole.  However, because many of the implementing regulations will result from further studies by various regulatory agencies, the specific impact on each of our businesses is uncertain.

Effective July 21, 2011, and in accordance with the Dodd-Frank Act, RJF, as the holding company of RJ Bank, became subject to the oversight of the Board of Governors of the Federal Reserve System (the “FRB”).  As a result, RJF is subject to periodic examination by the FRB.  In addition, the Office of Thrift Supervision (“OTS”) merged into the OCC and, therefore, the OCC assumed responsibility from the OTS for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations, state and federal.

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

Our U.S. broker-dealer subsidiaries are required by federal law to belong to SIPC. When the SIPC fund falls below a certain amount, members are required to pay higher annual assessments to replenish the reserves.  During fiscal year 2011, certain of our domestic broker-dealer subsidiaries incurred expenses amounting to 0.25% of net operating revenues as defined by SIPC, or approximately $3.2 million, to SIPC as a special assessment.  The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $250,000 on claims for cash balances. We have purchased excess SIPC coverage through various syndicates of Lloyd’s, a London-based firm that holds an “A+” rating from Standard and Poor’s and Fitch Ratings. Excess SIPC is fully protected by the Lloyd’s trust funds and Lloyd’s Central Fund. The additional protection currently provided has an aggregate firm limit of $750 million, including a sub-limit of $1.9 million per customer for cash above basic SIPC. Account protection applies when a SIPC member fails financially and is unable to meet obligations to clients.  This coverage does not protect against market fluctuations.

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

RJ Ltd. is required by the IIROC to belong to the Canadian Investors Protection Fund ("CIPF"), whose primary role is investor protection. The CIPF Board of Directors determines the fund size required to meet its coverage obligations and sets a quarterly assessment rate. Dealer members are assessed the lesser of 1.0% of revenue or a risk-based assessment. The CIPF provides protection for securities and cash held in client accounts up to $1 million Canadian dollars (“CDN”) per client with separate coverage of CDN $1 million for certain types of accounts. This coverage does not protect against market fluctuations.

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

We are a “unitary savings and loan holding company” as defined by federal law, because we own one savings association, RJ Bank.  For the periods through and including September 30, 2011, we were under the supervision of, and subject to the rules, regulations, and periodic examination by, either the OTS or the OCC (upon the July 21, 2011 merger of the OTS with the OCC).  Additionally, RJ Bank is subject to the rules and regulations of the FRB and the FDIC. Collectively, these rules and regulations cover all aspects of the banking business including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel.  Since we were a savings and loan holding company prior to May 4, 1999, we are exempt from certain restrictions that would otherwise apply under federal law to the activities and investments of a savings and loan holding company. These restrictions would become applicable to us if RJ Bank had failed to meet a qualified thrift lender (“QTL”) test established by federal law. On September 30, 2011, RJ Bank was granted an exception to the QTL requirement until September 29, 2012.  As of September 30, 2010, RJ Bank was in compliance with QTL standards according to the Domestic Building and Loan Association (“DBLA”) test. This test required RJ Bank to meet a “business operations test” and a point-in-time “60% of assets test” on the last day of each fiscal year. The business operations test required the business to consist primarily of acquiring the savings of the public and investing in loans. The 60% of assets test required that at least 60% of the assets consist of qualifying assets that thrifts normally hold pursuant to regulations. As of September 30, 2010, RJ Bank met the business operations test and the 60% of assets test with 62% of qualifying assets. In order to meet this point-in-time percentage of assets requirement, RJ Bank held an additional $3.5 billion in qualifying assets, which was funded by a $2.4 billion overnight Federal Home Loan Bank of Atlanta (“FHLB”) advance, deposits of approximately $400 million from affiliates, and additional deposits of approximately $700 million from the RJBDP.  The deposits from affiliates were withdrawn and the FHLB advance was repaid on October 1, 2010. The RJBDP deposits were redirected to other RJBDP participating banks during early October 2010.  The consequences for financial institutions which fail the QTL test include the requirement to either become a national bank or be prohibited from making or engaging in any non-allowable investments or activities, the establishment of new branch offices and the repayment of dividends.

RJ Bank applied to the OCC in November, 2008 to convert to a national bank.  RJ Bank’s application to convert to a national bank is still pending and approval is anticipated before the end of the calendar year.  This charter conversion also requires, by law, that RJF become a bank holding company.  Accordingly, in December, 2008, RJF applied to the FRB to become a bank holding company.  RJF re-filed its application to become a bank holding company at the request of the FRB in November, 2011.  We anticipate approval before the end of the calendar year. Upon conversion from a thrift to a national bank charter, RJ Bank would no longer be subject to the QTL requirement.  RJF will then become a bank holding company and can elect to become a financial holding company.

RJ Bank is subject to various regulatory capital requirements established by bank regulators. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on RJ Bank's financial statements and consequently ours. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJ Bank must meet specific capital guidelines that involve quantitative measures of RJ Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. RJ Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require RJ Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted assets (as defined in the regulations). See Note 22 of the Notes to Consolidated Financial Statements for further information.

In addition, since RJ Bank provides products covered by FDIC insurance, RJ Bank is subject to the Federal Deposit Insurance Act.

Our federally chartered trust company is subject to regulation by the OCC. This regulation focuses on, among other things, ensuring the safety and soundness of RJT’s fiduciary services.

As a public company whose common stock is listed on the NYSE, we are subject to corporate governance requirements established by the SEC and NYSE, as well as federal and state law. Under the Sarbanes-Oxley Act, we are required to meet certain requirements regarding business dealings with members of our Board of Directors, the structure of our Audit Committee, and ethical standards for our senior financial officers. Under SEC and NYSE rules, we are required to comply with other standards of corporate governance, including having a majority of independent directors serve on our Board of Directors, and the establishment of independent audit, compensation and corporate governance committees.  The Dodd-Frank Act included a number of provisions imposing governance standards, including those regarding “Say-on-Pay” votes for shareholders, incentive compensation clawbacks, compensation committee independence and disclosure concerning executive compensation, employee and director hedging and chairman and CEO positions.

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

Jennifer C. Ackart	47	Senior Vice President, Controller

Paul D. Allison	55
Chairman, President and CEO – Raymond James Ltd. since January, 2009; Co-President and Co-CEO – Raymond James Ltd., August, 2008 – January, 2009; Executive Vice President and Vice Chairman, Merrill Lynch Canada, December, 2007 – August, 2008; Executive Vice President and Managing Director, Co-Head of Canada Investment Banking, Merrill Lynch Canada, March, 2001 – December, 2007

James N. Augustine, Jr.	44
Executive Vice President – Fixed Income Capital Markets – Raymond James & Associates, Inc. since October, 2011; Senior Vice President, Director – Fixed Income Sales Management – Raymond James & Associates, Inc., June, 2008 – October, 2011; Senior Managing Director – Fixed Income Sales Management, Bear Stearns, March, 2006 – June, 2008

Richard G. Averitt, III	66	Chairman and CEO – Raymond James Financial Services, Inc.

Angela M. Biever	58
Chief Administrative Officer since May, 2008; Director, RJF, May, 1997 – April, 2008; Vice President, Intel Capital and Managing Director, Consumer Internet Sector, November, 2006 – May, 2008; General Manager, Intel New Business Initiatives, January, 1999 – November, 2006

George Catanese	52	Senior Vice President and Chief Risk Officer since October, 2005; Director, Internal Audit, November, 2001 – October, 2005

Tim Eitel	62	Chief Information Officer – Raymond James & Associates, Inc.

Jeffrey P. Julien	55	Executive Vice President – Finance, Chief Financial Officer and Treasurer, Director and/or officer of several RJF subsidiaries

Paul L. Matecki	55	Senior Vice President – General Counsel, Secretary

Steven M. Raney	46
President and CEO – Raymond James Bank, FSB since January, 2006; Partner and Director of Business Development, LCM Group, February, 2005 – December, 2005; various executive positions in the Tampa Bay area, Bank of America, June, 1988 – January, 2005

Richard K. Riess	62	Executive Vice President – Asset Management; CEO and Director of Eagle Asset Management, Inc.

Thomas R. Tremaine	55	Executive Vice President – Operations and Administration – Raymond James & Associates, Inc.

Jeffrey E. Trocin	52	Executive Vice President – Equity Capital Markets – Raymond James & Associates, Inc.

Dennis W. Zank	57	President – Raymond James & Associates, Inc.

Except where otherwise indicated, the executive officer has held his or her current position for more than five years.

EMPLOYEES AND INDEPENDENT CONTRACTORS

Our employees and independent contractors are vital to our success in the financial services industry. As of September 30, 2011, we have approximately 7,600 employees. As of September 30, 2011, we have approximately 3,700 independent contractors with whom we are affiliated.

OTHER INFORMATION

Our internet address is www.raymondjames.com. We make available, free of charge, through links to the SEC website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. A copy of any document we file with the SEC is available at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we file electronically with the SEC. The SEC’s internet site is www.sec.gov. Investors can find financial information on our website under “Our Company – Investor Relations – Financial Reports – SEC Filings.” These reports, which include certain XBRL instance files, are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website our Annual Report to Shareholders and our proxy statements in PDF format under “Our Company - Investors Relations - Financial Reports.”

Additionally, we make available on our website under “Our Company - Investor Relations - Corporate Governance,” a number of our corporate governance documents. These include: the Corporate Governance Principles, the charters of the Audit Committee and the Corporate Governance, Nominating and Compensation Committee of the Board of Directors, our Compensation Recoupment Policy, the Senior Financial Officers’ Code of Ethics, and the Codes of Ethics for Employees and the Board of Directors. Printed copies of these documents will be furnished to any shareholder upon request. The information on our website is not incorporated by reference into this report.

Factors affecting “forward-looking statements”

From time to time, we may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at RJ Bank, projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, auction rate securities, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in Item 1A, “Risk Factors,” in this report. We do not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 1A.      RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, liquidity and the trading price of our common stock.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are affected by difficult conditions in the global financial markets and economic and political conditions generally.

We are engaged in various financial services businesses. As such, we are affected by economic and political conditions. These conditions may directly and indirectly impact a number of factors that may be detrimental to our operating results, including the inflation rate, the related impact on the securities markets including changes in volume, interest spreads and price levels of securities, fluctuations in interest and currency rates, reduced investor confidence, and a slowdown in economic activity. These conditions historically have impacted our trading volume and net revenues and affected our profitability. Additionally, a decline in the strength of the U.S. economy can lead to deterioration in credit quality and decreased loan demand. Continued or further credit dislocations or sustained market downturns may result in a decrease in the volume of trades we execute for our clients, a decline in the value of securities we hold in inventory as assets, and potentially reduced investment banking revenues given that associated fees are directly related to the number and size of transactions in which we participate. In addition, declines in the market value of securities generally result in a decline in revenues from fees based on the asset values of client portfolios, and may result in the failure of buyers and sellers of securities to fulfill their settlement obligations, as well as the failure of our clients to fulfill their credit and settlement obligations.  Also, we permit our clients to purchase securities on margin.  During periods of steep declines in securities prices, the value of the collateral securing client accounts margin purchases may drop below the amount of the purchaser’s indebtedness. If the clients are unable to provide additional collateral for these loans, we may lose money on these margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

On August 5, 2011, the credit rating agency Standard & Poor’s (“S&P”) lowered its long term sovereign credit rating on the U.S. from AAA to AA+, while maintaining a negative outlook.  While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected S&P’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics.  The two other major credit rating agencies did not downgrade their previously issued U.S. sovereign credit ratings.  Future downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies could have material adverse impacts on financial markets and economic conditions in the U.S. and throughout the world and, in turn, could have a material adverse effect on our business, financial condition and liquidity.  Because of the unprecedented nature of any negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

Continued declines in the real estate market over the past few years, with increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have in turn caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  RJ Bank is particularly affected by domestic economic conditions. Such conditions include: U.S. interest rates, the rate of unemployment, real estate prices, the level of consumer confidence, changes in consumer spending and the number of personal bankruptcies, among others. The deterioration of these conditions can diminish loan demand, lead to an increase in mortgage and other loan delinquencies, affect corporate loan repayment performance and result in higher reserves and net charge-offs, which can adversely affect our earnings.

Our businesses and earnings are affected by the fiscal and other policies adopted by various regulatory authorities of the U.S., non-U.S. governments, and international agencies. The FRB regulates the supply of money and credit in the U.S.  FRB policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments.  The market impact from such policies can also materially decrease the value of certain of our financial assets, most notably debt securities. Changes in FRB policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict.

As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources,” a worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of our common stock.

Lack of liquidity or access to capital could impair our business and financial condition.

Liquidity, or ready access to funds, is essential to our business. A compromise to our liquidity could have a significant negative effect on our financial condition. Some potential conditions that could negatively affect our liquidity include illiquid or volatile markets, diminished access to debt or equity markets, unforeseen cash or capital requirements and adverse legal settlements or judgments. Our broker-dealer and bank subsidiaries operate in highly regulated industries. These subsidiaries may require access to funds in order to meet certain capital and regulatory requirements. Therefore, these subsidiaries may, in some instances, not be able to pay dividends to fund the obligations of the parent including debt obligations and dividend payments. If existing sources of liquidity do not satisfy our needs, we may have to seek additional outside financing or scale back or curtail our operations, including limiting our efforts to recruit additional financial advisors, selling assets at prices that may be less favorable to us, cutting or eliminating the dividends we pay to our shareholders and reducing our operating expenses. The availability of outside financing, including access to the capital markets and bank lending, depends on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services sector and our credit ratings. Our cost and availability of funding may be adversely affected by illiquid credit markets and wider credit spreads. As a result of any future concerns about the stability of the markets generally and the strength of counterparties specifically, lenders may from time to time curtail, or even cease, to provide funding to borrowers.  A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our incremental borrowing costs, limit our access to the capital markets or trigger our obligations under certain financial agreements. As such, we may not be able to successfully obtain additional outside financing to fund our operations on favorable terms, or at all. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for additional information on liquidity and how we manage our liquidity risk.

We are exposed to market risk.

We are, directly and indirectly, affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect our net interest spread – the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding – which in turn impacts our net interest income and earnings. Market risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, derivatives and venture capital and merchant banking investments. Market conditions that change from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity prices, relative exchange rates, and price deterioration or changes in value due to changes in market perception or actual credit quality of an issuer.

Certain of our venture capital and merchant banking investments are carried at fair value with unrealized gains and losses reflected in earnings. The value of our private equity portfolios can fluctuate and earnings from our venture capital investments can be volatile and difficult to predict. When, and if, we recognize gains can depend on a number of factors, including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float and whether we are subject to any resale restrictions. Further, our investments could incur significant mark-to-market losses, especially if they have been written up in prior periods because of higher market prices. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report for additional information regarding our exposure to and approaches to managing market risk.

We are exposed to credit risk.

We are generally exposed to the risk that third parties that owe us money, securities or other assets do not meet their performance obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.

We actively buy and sell securities from and to clients and counterparties in the normal course of our broker-dealer businesses exposing us to credit risk in the event of default.  Although generally collateralized by the underlying security to the transaction, we still face the risk associated with changes in the market value of collateral through settlement date.  We also hold securities and derivatives in our trading accounts.  Deterioration in the actual or perceived credit quality of the underlying issuers of securities, or the non-performance of issuers and counterparties to derivative contracts could result in trading losses.

We borrow securities from and lend securities to other broker-dealers, and may also enter into agreements to repurchase and agreements to resell securities as part of investing and financing activities.  A sharp change in the security market values utilized in these transactions may result in losses if counterparties to these transactions fail to honor their commitments.

We deposit our cash in depository institutions as a means of maintaining the liquidity necessary to meet our operating needs, and we also facilitate the deposit of cash awaiting investment in depository institutions on behalf of our clients.  A failure of a depository institution to return these deposits could severely impact our operating liquidity, result in significant reputational damage, and impact financial performance.

We also incur credit risk by lending to businesses and individuals including, but not limited to, C&I loans, commercial and residential mortgage loans, home equity lines of credit, and margin and non-purpose loans collateralized by securities as well as by investing in MBS and CMOs.

The credit quality of our loan and investment portfolios held at RJ Bank can have a significant impact on earnings and overall financial performance. Our credit risk and credit losses can increase if our loans or investments are concentrated to borrowers or issuers engaged in the same or similar activities, industries, geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions.  The deterioration of an individually large exposure could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and the level of regulatory capital at RJ Bank.

Continued declines in the real estate market or a sustained economic downturn may cause us to have to further write down the value of some of the loans in RJ Bank’s portfolio, foreclose on certain real estate properties or write down the value of some of RJ Bank’s available for sale securities portfolio. Credit quality generally may also be affected by adverse changes in the financial performance or condition of our debtors or deterioration in the strength of the U.S. economy. Our policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report for additional information regarding our exposure to and approaches to managing credit risk.

Our business depends on fees generated from the distribution of financial products and on fees earned from the management of client accounts by our asset management subsidiaries.

A large portion of our revenues are derived from fees generated from the distribution of financial products such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business and financial condition. In addition, if these products experience losses or increased investor redemptions, we may receive reduced fees from the investment management and distribution services we provide on behalf of the mutual funds and annuities. The investment management fees we are paid may also decline over time due to factors such as increased competition, renegotiation of contracts and the introduction of new, lower-priced investment products and services. Changes in market values or in the fee structure of asset management accounts would affect our revenues, business and financial condition.  Asset management fees often are primarily comprised of base management and incentive fees. Management fees are primarily based on assets under management. Assets under management balances are impacted by net inflow/outflow of client assets and market values.  Below market investment performance by our funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impacting our business and financial condition.  If we experience losses of managed accounts, our fee revenue will decline.  In addition, in periods of declining market values, our asset values under management may resultantly decline, which would negatively impact our fee revenues.

Our underwriting, market-making, trading, and other business activities place our capital at risk.

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

From time to time and as part of our underwriting processes, we may carry significant positions in securities of a single issuer or issuers engaged in a specific industry.  Sudden changes in the value of these positions could impact our financial results.

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

The soundness of other financial institutions and intermediaries affects us.

We face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities transactions. As a result of the consolidation over the years among clearing agents, exchanges and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any failure, termination or constraint of these intermediaries could adversely affect our ability to execute transactions, service our clients and manage our exposure to risk.

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us.

We have experienced increased pricing pressures in areas of our business which may impair our future revenue and profitability.

In recent years, our business has experienced increased pricing pressures on trading margins and commissions in fixed income and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, we have experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins.  We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

Growth of our business could increase costs and regulatory risks.

We may incur significant expenses in connection with expansion of our existing businesses or recruitment of financial advisors or in connection with strategic acquisitions or investments, if and to the extent they arise from time to time.  Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues that are derived from such investment or growth.

Expansion may also create a need for additional compliance, documentation, risk management and internal controls procedures, and often involves the hiring of additional personnel to monitor such procedures.  To the extent such procedures are not adequate to appropriately monitor any new or expanded business, we could be exposed to a material loss or regulatory sanction.

We face intense competition.

We are engaged in intensely competitive businesses. We compete on the basis of a number of factors, including the quality of our financial advisors and associates, our products and services and location and reputation in local markets. Over time there has been substantial consolidation and convergence among companies in the financial services industry which has significantly increased the capital base and geographic reach of our competitors. See the section entitled “Competition” of Item 1 of this report for additional information about our competitors. Our ability to develop and retain our client base depends on the reputation, judgment, business generation capabilities and skills of our employees and financial advisors. As such, to compete effectively we must attract, retain and motivate qualified associates, including successful financial advisors, investment bankers, trading professionals, portfolio managers and other revenue-producing or specialized personnel. Competitive pressures we experience could have an adverse affect on our business, results of operations, financial condition and liquidity.

We compete directly with national full service broker-dealers, investment banking firms, and commercial banks, and to a lesser extent, with discount brokers and dealers and investment advisors.  In addition, we face competition from more recent entrants into the market and increased use of alternative sales channels by other firms.  Domestic commercial banks and investment banking boutique firms have entered the broker-dealer business, and large international banks are now serving our markets as well.  Legislative and regulatory initiatives which eased restrictions on the sales of securities and underwriting activities by commercial banks have increased competition.  We also compete indirectly for investment assets with insurance companies, real estate firms, hedge funds, and others.  This increased competition could cause our business to suffer.

Competition for personnel within the financial services industry is intense.  The cost of retaining skilled professionals in the financial services industry has escalated considerably, as competition for these professionals has intensified.  Employers in the industry are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee's decision to leave us as well as a prospective employee's decision to join us. As competition for skilled professionals in the industry increases, we may have to devote significantly more resources to attracting and retaining qualified personnel. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors.

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

To remain competitive, our future success also depends in part on our ability to develop and enhance our products and services.  In addition, the adoption of new internet, networking or telecommunication technologies or other technological changes could require us to incur substantial expenditures to enhance or adapt our services or infrastructure.  An inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on our profitability.

Damage to our reputation could damage our businesses.

Maintaining our reputation is critical to our attracting and maintaining customers, investors and employees.  If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could harm our business prospects.  These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products.  Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects.

We are exposed to operational risk.

Our diverse operations are exposed to risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Our businesses depend on our ability to process and monitor, on a daily basis, a large number of transactions. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions or provide these services. Operational risk exists in every activity, function or unit of our business, and can take the form of internal or external fraud, employment and hiring practices, an error in meeting a professional obligation, failure to meet corporate fiduciary standards, business disruption or system failures and failed transaction processing. Also, increasing use of automated technology has the potential to amplify risks from manual or system processing errors, including outsourced operations.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report for additional information regarding our exposure to and approaches to managing operational risk.

Our businesses depend on technology.

Our businesses rely extensively on electronic data processing and communications systems. In addition to better serving clients, the effective use of technology increases efficiency and enables the firm to reduce costs.  Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive demands is critical for our business.  Introduction of new technology presents challenges on a regular basis.  There are significant technical and financial costs and risks in the development of new or enhanced applications, including the risk that we might be unable to effectively use new technologies or adapt our applications to emerging industry standards.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service (“DDOS”) attacks, computer viruses and other malicious code and other events that could have a security impact. If one or more of these events occur, this could jeopardize our own or our clients’ or counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our clients’, our counterparties’ or third parties’ operations.  We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or are not fully covered through any insurance we maintain.

Extraordinary trading volumes beyond reasonably foreseeable spikes in volumes, could cause our computer systems to operate at an unacceptably slow speed or even fail.  While we have made investments to upgrade the reliability and scalability of our systems and added hardware to address extraordinary volumes, there can be no assurance that our systems will be sufficient to handle truly extraordinary and unforeseen circumstances.  Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels for client service and client satisfactions and harm to our reputation.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report for additional information regarding our exposure to and approaches to managing these types of operational risk.

Our operations could be adversely affected by serious weather conditions.

Our principal operations are located in St. Petersburg, Florida. While we have a business continuity plan that permits significant operations to be conducted from our Southfield, Michigan location (see Item 1, “Business” in this report), our operations could be adversely affected by hurricanes or other serious weather conditions that could affect the processing of transactions, communications and the ability of our associates to get to our offices or work from home.

We are exposed to litigation risks.

Many aspects of our business involve substantial risks of liability, arising from the normal course of business. We have been named as a defendant or co-defendant in lawsuits and arbitrations involving primarily claims for damages. The risks associated with potential litigation often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Unauthorized or illegal acts of our employees could result in substantial liability for us. Advisors may not understand investor needs or risk tolerances.  Such failures may result in the recommendation or purchase of a portfolio of assets that may not be suitable for the investor.  To the extent we fail to know our customers or improperly advise them, we could be found liable for losses suffered by such customers, which could harm our reputation and business.  Our Private Client Group business segment has historically had more risk of litigation than our institutional businesses.

In highly volatile markets, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions has historically increased. These risks include potential liability under securities or other laws for alleged materially false or misleading statements made in connection with securities offerings and other transactions, issues related to the suitability of our investment advice based on our clients' investment objectives (including auction rate securities), the inability to sell or redeem securities in a timely manner during adverse market conditions, contractual issues, employment claims and potential liability for other advice we provide to participants in strategic transactions.  Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects. See Item 3, “Legal Proceedings” of this report for a discussion of our legal matters and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report regarding our approach to managing legal risk.

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results and new accounting standards could adversely affect future reported results.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. One of our most critical estimates is RJ Bank’s allowance for loan losses. Conditions in the real estate and credit markets increase the complexity and uncertainty involved in estimating the losses inherent in RJ Bank’s loan portfolio. If management’s underlying assumptions and judgments prove to be inaccurate, one outcome could be that the allowance for loan losses could be insufficient to cover actual losses. Our financial condition, including our liquidity and capital, and results of operations could be materially and adversely impacted. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies,” for additional information on the nature of these estimates.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For a further discussion of some of our significant accounting policies and standards, see the “Critical Accounting Policies” discussion within Item 7 of this report and Note 1 of the Notes to Consolidated Financial Statements.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk.

We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate.  A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition. Our risk management processes include addressing potential conflicts of interest that arise in our business. We have procedures and controls in place to address conflicts of interest. Management of potential conflicts of interest has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The failure to adequately address or the perceived failure to adequately address, conflicts of interest could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.

For more information on how we monitor and manage market and certain other risks, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report.

We are exposed to risk from international markets.

We do business in other parts of the world, including a few developing regions of the world commonly known as emerging markets and, as a result, are exposed to a number of risks, including economic, market, reputational, litigation and regulatory risks, in non-U.S. markets. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets and unfavorable legislative and political developments. Action or inaction in any of these operations, including failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and/or our reputation.  We also invest or trade in the securities of corporations located in non-U.S. jurisdictions. Revenues from the trading of non-U.S. securities also may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be magnified because generally non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.  Additionally, a political, economic or financial disruption in a country or region could adversely impact our business and increase volatility in financial markets generally.

We have risks related to our insurance programs.

Our operations and financial results are subject to risks and uncertainties related to our use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including most significantly: property and casualty, workers’ compensation, errors and omissions liability, general liability and the portion of employee-related health care benefits plans we fund, among others.

While we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages.  Our business may be negatively affected if in the future our insurance proves to be inadequate or unavailable.  In addition, insurance claims may harm our reputation or divert management resources away from operating our business.

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Changes in regulations resulting from either the Dodd-Frank act or any new regulations may affect our businesses.

The market and economic conditions over the past few years have led to relatively new legislation and numerous and continuing proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the U.S. and abroad.  The Dodd-Frank Act enacted sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide for greater protections to individual consumers and investors.  Certain elements of the Dodd-Frank Act became effective immediately, while the details of many provisions are subject to additional studies and final rule writing by various applicable regulatory agencies.  The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy cannot be known until all such rules and regulations called for under the Dodd-Frank Act have been finalized and implemented.

The Dodd-Frank Act may impact the manner in which we market our products and services, manage our business and its operations and interact with regulators, all of which while not currently anticipated to, could materially impact our results of operations, financial condition and liquidity.  Certain provisions of the Dodd-Frank Act that may impact our business include, but are not limited to:  the establishment of a fiduciary standard for broker-dealers, regulatory oversight of incentive compensation, the imposition of capital requirements on financial holding companies and to a lesser extent, greater oversight over derivatives trading and restrictions on proprietary trading.  To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

Additionally, we are closely monitoring regulatory developments related to the “Volcker Rule.”  The Volcker Rule is a specific part of the Dodd-Frank Act originally proposed to restrict U.S. banks from making certain kinds of speculative investments that do not benefit their customers.  When the regulations are final, we will be in a position to complete a review of our relevant activities to make plans to implement compliance with the Volcker Rule, which will likely not require full conformance until July 2014, subject to extensions.

We operate in a highly regulated industry in which future developments could adversely affect our business and financial condition.

The securities industry is subject to extensive regulation, and broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business including, but not limited to, sales and trading methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, anti-money laundering efforts, record keeping and the conduct of directors, officers and employees.  If laws or regulations are violated, we could be subject to one or more of the following:  civil liability, criminal liability, sanctions which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers, the revocation of the licenses of our financial advisors, censures, fines or a temporary suspension or permanent bar from conducting business.  Any of those events could have a material adverse effect on our business, financial condition and prospects.

The majority of our affiliated financial advisors are independent contractors.  Legislative or regulatory action that redefines the criteria for determining whether a person is an employee or an independent contractor could materially impact our relationships with our advisors and our business, resulting in an adverse effect on our results of operations.

Our banking operations also expose us to a risk of loss resulting from failure to comply with banking laws. Our banking operations may be required to increase its regulatory capital and be required to pay even higher FDIC premiums, including special assessments, due to the impact market developments over the past few years have had on the insurance fund of the FDIC.

As a holding company of RJ Bank, we are subject to regulation by the FRB.  This regulatory oversight includes, but is not limited to, scrutiny with respect to transactions between our domestic subsidiary bank and its affiliates as well as examination of our activities for potential conflicts of interest through detailed review of specific transactions.

The SEC has proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the Investment Company Act of 1940, with respect to how mutual funds collect and pay fees to cover the costs of selling and marketing their shares.  The proposed changes are subject to public comment which ended November 5, 2010 and, following any adoption which the SEC staff has stated will not occur until 2012, would be phased in over a number of years.  As these measures are neither final nor undergoing implementation throughout the financial services industry, the impact of changes such as those currently proposed cannot be predicted at this time.  As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

We may also be adversely affected as a result of other changes in federal, state or foreign tax laws, or by changes in the interpretation or enforcement of existing laws and regulations. See the section entitled “Business – Regulation” within Item 1 of this report for additional information regarding our regulatory environment and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this report regarding our approaches to managing regulatory risk. Regulatory actions brought against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could have a material adverse affect on our business, financial condition or results of operation or cause us serious reputational harm.

Failure to comply with regulatory capital requirements would significantly harm our business.

We are subject to the SEC’s uniform net capital rule (Rule 15c3-1) and the net capital rule of FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries.  The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid.  FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements.  In addition, our Canada based broker-dealer subsidiary is subject to similar limitations under applicable regulation in that jurisdiction.

RJ Bank is subject to various regulatory and capital requirements administered by bank regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJ Bank must meet specific capital guidelines that involve quantitative measures of RJ Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. RJ Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require RJ Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted assets (as defined in the regulations).  Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could harm RJ Bank’s operations and our financial condition.

As RJF is a holding company, it depends on dividends, distributions and other payments from its subsidiaries to fund payments of its obligations including, among others, debt service.  Regulatory capital requirements applicable to some of our significant subsidiaries may impede access to funds the holding company needs to make payments on any such obligations.

See Note 22 of the Notes to Consolidated Financial Statements within this report for further information on regulations and capital requirements.

Our business and financial condition could be adversely affected by new regulations to which we expect to become subject as a result of becoming a financial holding company.

In September 2008, we announced that we would seek approval from the FRB to become a bank holding company and subsequently elect to become a financial holding company; RJ Bank’s application to convert its charter to that of a nationally chartered bank is still pending approval.  We anticipate approval of the application to convert RJ Bank’s charter before the end of the calendar year.  RJF re-filed its application to become a bank holding company at the request of the FRB in November, 2011.  We anticipate approval before the end of the calendar year.  Although we have a statutory grace period of two years, with the possibility of three one-year extensions for a total grace period of up to five years, to conform existing activities and investments to the restrictions on nonbanking activities that apply to financial holding companies, and although we expect to be able to continue to engage in the vast majority of the activities in which we currently engage after such time, it is possible that certain of our existing activities will be deemed to be impermissible under applicable regulations. In addition, as a financial holding company subject to the supervision and regulation of the FRB, we will become subject to the FRB’s risk-based and leverage capital requirements and information reporting requirements.  See the section entitled “Business – Regulation” of Item 1 of this report for additional information.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may continue to be volatile.

The market price of our common stock has been, and is likely to continue to be, volatile and subject to fluctuations.  Stocks of financial institutions have experienced significant downward pressure in connection with  recent economic conditions and may again experience such pressures in the future.  Changes in the stock market generally or as it concerns our industry, as well as geopolitical, economic and business factors unrelated to us, may also affect our stock price.  Significant declines in the market price of our common stock or failure of the market price to increase could harm our ability to recruit and retain key employees, reduce our access to debt or equity capital and otherwise harm our business or financial condition.

Our current shareholders may experience dilution in their holdings if we issue additional shares of common stock as a result of future offerings or acquisitions where we use our common stock.

As part of our business strategy, we may seek opportunities for growth through strategic acquisitions in which we may consider issuing equity securities as part of the consideration.  Additionally, we may obtain additional capital through the public sale of equity securities.  If we sell equity securities, the value of our common stock could experience dilution.  Furthermore, these securities could have rights, preferences and privileges more favorable than those of the common stock.  Moreover, if we issue additional shares of common stock in connection with equity compensation, future acquisitions, or as a result of financing, an investor’s ownership interest in our company will be diluted.

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

Our officers, directors and employees own a substantial amount of our common stock and therefore exercise significant control over our corporate governance and affairs, which may result in their taking actions with which other shareholders do not agree.

Our executive officers, directors and employees control approximately 34% of our outstanding common stock (including restricted stock and exercisable stock options which they hold).  These shareholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other shareholders do not agree.  This concentration of ownership may also have the effect of delaying or preventing a change in control that might affect the market price of our common stock, given that our articles of incorporation require the affirmative vote of two-thirds of all shares outstanding and entitled to vote to approve any of the specified types of business combinations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

Our headquarters is located on approximately 55 acres within the Carillon office park in St. Petersburg, Florida. The headquarters complex currently includes four main buildings which encompass a total of 883,000 square feet of office space, the RJ Bank building which is a 44,000 square-foot two-story building, and two five-story parking garages. At this St. Petersburg location, we have the ability to add approximately 490,000 square feet of new office space.  We also have 30,000 square feet of leased space near the Carillon office park.  During fiscal year 2011, we entered into an agreement to purchase approximately 65 acres in Pasco County, Florida, subject to satisfactory due diligence review, for potential future expansion of our office facilities in the Tampa Bay area.  Our Michigan operations are conducted from an 88,000 square-foot building on 14 acres in Southfield, Michigan. Our facilities are used to conduct the current operations of our business segments. We own the St. Petersburg headquarters complex and the Southfield building.

We lease offices in various locations throughout the U.S. and in certain foreign countries. With the exception of a company-owned RJ&A branch office building in Crystal River, FL, RJ&A branches are leased with various expiration dates through 2022. RJ Ltd. leases premises for main offices in Vancouver, Calgary and Toronto and for branch offices throughout Canada. These leases have various expiration dates through 2026. RJ Ltd. does not own any land or buildings. See Note 17 of the Notes to Consolidated Financial Statements for further information.

Leases for branch offices of RJFS, the independent contractors of RJ Ltd., and RJIS, are the responsibility of the respective independent contractor financial advisors.

ITEM 3.   LEGAL PROCEEDINGS

Auction rate securities matters

In connection with ARS, our principal broker-dealers, RJ&A and RJFS, were subject to investigations by the SEC, certain states led by Florida’s Office of Financial Regulation, and the Texas Securities Board regarding the sale of ARS.  On June 29, 2011, RJ&A and RJFS finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into RJ&A and RJFS’s offer and sale of ARS.  Under these settlement agreements we extended an offer to purchase at par, from certain current and former clients, eligible ARS that were purchased through RJ&A or RJFS on or before February 13, 2008, provided the eligible ARS were not transferred away from RJ&A or RJFS prior to January 1, 2006 and those securities were held on February 13, 2008.  This offer did not extend to clients whose accounts were owned, managed or advised by or through correspondent broker-dealers or unaffiliated investment advisors or who acted as institutional money managers and did not hold ARS in RJ&A or RJFS accounts.  This offer remained open for a period of 75 days from the date which we sent the first offer notice to each respective current or former client and have since expired.  No fines were imposed by the SEC under the settlement agreement.  A fine in the amount of $1.75 million was imposed by the state regulators.

As of September 30, 2011, $245 million of par value ARS were purchased from current or former clients as a result of this settlement; $16 million of the purchased ARS were redeemed at par by their issuer subsequent to the purchase and prior to September 30, 2011.

We are named in a class action lawsuit, Defer LP vs. Raymond James Financial, Inc., et al., filed in April, 2008 in the United States District Court for the Southern District of New York.  The case is similar to those filed against a number of brokerage firms alleging various securities law violations relating to the adequacy of disclosure in connection with the marketing and sale of ARS.  The complaint seeks class action status, compensatory damages and costs and disbursements, including attorneys’ fees. In September 2010, the court granted our motion to dismiss with respect to all but two counts against defendant RJ&A, while simultaneously limiting the class period to 3½ months beginning November 2007 and ending February 13, 2008.  The remaining claims were dismissed with prejudice in September, 2011.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

See Note 17 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information regarding legal matter contingencies.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “RJF.”  At November 9, 2011 there were approximately 18,000 holders of our common stock. Our transfer agent is Mellon Investor Services LLC and whose address is P.O. Box 358015, Pittsburgh, Pennsylvania 15252.  The following table sets forth for the periods indicated the high and low trades for our common stock:

	Fiscal year
	2011		2010
	High	Low	High	Low
First quarter	$33.62	$25.21	$26.65	$21.95
Second quarter	39.68	31.90	28.29	23.71
Third quarter	39.00	31.10	31.25	24.64
Fourth quarter	34.46	24.16	27.91	22.91

Cash dividends per share of common stock paid during the quarter are reflected below.  The dividends were declared during the quarter preceding their payment.

	Fiscal year
	2011	2010
First quarter	$0.11	$0.11
Second quarter	0.13	0.11
Third quarter	0.13	0.11
Fourth quarter	0.13	0.11

See Note 22 of the Notes to Consolidated Financial Statements for information regarding our intentions for paying cash dividends and the related capital restrictions.  On August 25, 2011, our Board of Directors declared a quarterly dividend of $0.13 in cash per share of common stock which was paid on October 18, 2011.  On November 22, 2011, our Board of Directors declared a quarterly dividend of $0.13 in cash per share of common stock payable on January 17, 2012 to shareholders of record as of January 3, 2012.

The following table presents information on a monthly basis for purchases of our stock for the quarter ended September 30, 2011:

Period	Number of shares purchased (1)	Average price per share

July 1, 2011 – July 31, 2011	-	$-
August 1, 2011 – August 31, 2011	75,000	24.82
September 1, 2011 – September 30, 2011	562,533	25.21
Total	637,533	$25.17

(1)
We do not have a formal stock repurchase plan. From time to time, our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. As of September 30, 2011, there is $60.2 million remaining on the current authorization.

The decision to repurchase securities is subject to cash availability and other factors. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value.  During the quarter and fiscal year ended September 30, 2011, we purchased 636,724 shares in open market transactions for a total of $16 million, or an average price of approximately $25.16 per share.

We also repurchase shares when employees surrender shares as payment for option exercises.   During the fiscal year ended September 30, 2011, we received 71,301 shares that were surrendered by employees as payment for option exercises.

During the fiscal year ended September 30, 2011, 158,469 shares were purchased for the trust fund that was established and funded to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 20 of the Notes to Consolidated Financial Statements for more information on this trust fund).

ITEM 6.   SELECTED FINANCIAL DATA

	Year ended September 30,
	2011	2010		2009		2008		2007
	(in thousands, except per share data)
Operating results:

Total revenues	$3,399,886	$2,979,516		$2,602,519		$3,204,932		$3,109,579
Net revenues	$3,334,056	$2,916,665		$2,545,566		$2,812,703		$2,609,915
Net income attributable to RJF	$278,353	$228,283		$152,750		$235,078		$250,430
Net income per share – basic	$2.20	$1.83		$1.25	(1)	$1.95	(1)	$2.10	(1)
Net income per share - diluted	$2.19	$1.83		$1.25	(1)	$1.93	(1)	$2.07	(1)
Weighted-average common shares outstanding - basic	122,448	119,335		117,188	(1)	116,110	(1)	115,268	(1)
Weighted-average common and common equivalent shares outstanding - diluted	122,836	119,592		117,288	(1)	117,140	(1)	117,011	(1)
Cash dividends per common share - declared	$0.52	$0.44		$0.44		$0.44		$0.40

Financial condition:

Total assets	$18,006,995	$17,883,081	(2)	$18,226,728	(3)	$20,709,616	(4,5)	$16,228,797	(5)
Long-term debt (6)	$662,006	$416,369		$477,423		$197,910		$214,864
Shareholders' equity	$2,587,619	$2,302,816		$2,032,463		$1,883,905		$1,757,814
Shares outstanding (7)	123,273	121,041		118,799		116,434		116,649
Book value per share at end of period	$20.99	$19.03		$17.11		$16.18		$15.07

(1)
Effective for fiscal year 2010, we implemented new accounting guidance that changed the manner in which earnings per share were computed.  The new guidance requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and, therefore, included in the earnings allocation in computing earnings per share under the two-class method. Our unvested restricted shares and certain restricted stock units granted as part of our share-based compensation are considered participating securities.  To enhance comparability, the earnings per share amounts and the weighted-average share amounts outstanding for the years prior to the effective date of the new accounting guidance have been revised from the amounts initially reported, to reflect the amounts which would have been presented had this accounting guidance been effective in those years.

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

(5)
We elect to net-by-counterparty the fair value of certain interest rate swap contracts. See Note 15 of the Notes to Consolidated Financial Statements for additional information. As of October 1, 2008, we adopted new accounting guidance. Under the new guidance, as we elect to net-by-counterparty the fair value of interest rate swap contracts, we must also net-by-counterparty any collateral exchanged as part of the swap agreement. Footnoted periods presented above have been adjusted from the amounts initially reported to reflect this change. The table below shows these adjustments.

	Year ended September 30,
	2008	2007
	(in thousands)

Total assets initially reported	$20,731,859	$16,254,168
Adjustment arising from change in presentation of derivatives netting	(22,243)	(25,371)
Adjusted total assets	$20,709,616	$16,228,797

(6)
Includes any long-term portion of loans payable of consolidated variable interest entities (which are non-recourse to us), FHLB advances, our mortgage, the term debt of any joint venture we consolidate, and our senior notes.

(7)	Excludes non-vested shares.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of our operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes to consolidated financial statements.  Where “NM” is used in various percentage change computations, the computed percentage change has been determined not to be meaningful.

Executive overview

Results in the businesses in which we operate are highly correlated to the direction of the U.S. equity markets specifically, and more generally, to the overall strength of economic conditions.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by investors, including their level of participation in the financial markets.  They also impact the level of underwriting activity, trading profits and asset valuations.  In turn, these decisions affect our business results.

Year ended September 30, 2011 compared with the year ended September 30, 2010

Our net revenues improved by $417 million, or 14%, to a record $3.3 billion for the year ended September 30, 2011 as compared to the prior year.  Non-interest expenses increased $323 million, or 13%, to $2.9 billion, driven primarily by higher variable compensation costs resulting from the increase in commissions, investment banking revenues, and overall firm profitability and the $41 million loss on ARS repurchased, partially offset by a $47 million, or 58%, decrease in the bank loan loss provision.  We generated record net income of $278 million, a $50 million, or 22%, improvement over the prior year period.  Excluding the loss on ARS repurchased, net of its associated income tax effect, net income would have been $303 million, a 33% increase over the prior year level (a non-GAAP measure).

Our financial results during the year were most significantly impacted by:

•
A $58 million, or 36%, increase in the pre-tax income of our PCG segment.  This increase resulted from a combination of favorable factors, including the increased activity levels of our private clients due to an improved level of confidence in the equity markets for the first three quarters of the fiscal year, and our continued realization of the benefits of our active recruiting in recent years as evidenced by record financial advisor productivity.

•
A $61 million, or 54%, increase in the pre-tax income generated by RJ Bank.  This increase primarily resulted from a significantly lower loan loss provision related to the improved credit quality of our loan portfolio.

•
A $19 million, or 41%, increase in pre-tax income generated by our Asset Management segment.  Assets under management increased steadily during the first three quarters of the fiscal year resulting from both increased valuations in the equity markets and the net inflows of client assets.  During the fourth quarter, equity markets declined which impacted year end asset levels.  However, net inflows for the year were strong, and even though the 4th quarter equity market decline led to a flat twelve month equity market, year over year assets under management increased 7%.

•
A $6 million, or 7%, decrease in the pre-tax income of our Capital Markets segment.  Investment banking revenues in the current fiscal year increased over the prior year; however, results were significantly impacted by decreases in trading profits primarily associated with fixed income securities, decreases in fixed income institutional sales commissions resulting from the unsettled financial markets, especially during the last two quarters of this fiscal year.  Further, expenses increased as we made efforts to expand our capital markets business, including the acquisition of Howe Barnes Hoefer and Arnett, Inc. (“Howe Barnes”).

•
Our effective tax rate increased to 39.7% from the prior year rate of 36.9%, primarily resulting from an increase in the average state tax rate component of this blended rate, an increase in certain expenses during the fiscal year which are not deductible for tax purposes, including losses on our company-owned life insurance, and a decrease in the amount of tax credits we realized from our ownership interest in certain low-income housing tax credit partnerships.

•	A pre-tax $41 million loss on ARS repurchased.

Based on our review of the Dodd-Frank Act, and because of the nature of our businesses and our business practices, we presently do not expect the legislation to have a significant impact on our operations. However, because many of the regulations will result from further studies and are yet to be adopted by various regulatory agencies, the impact is uncertain.  Under the legislation, the OTS was merged into the OCC effective on July 21, 2011, at which time RJF, as the holding company of RJ Bank, became subject to the regulation and oversight of the FRB.

RJ Bank’s application to the OCC to convert its charter to a national bank is still pending.  RJF re-filed its application to become a bank holding company at the request of the FRB in November, 2011.  We anticipate approval of these applications prior to the end of the calendar year.  Upon conversion, RJ Bank will become a national bank and RJF will become a bank holding company.  Subsequent to conversion, RJF will elect to become a financial holding company.  We have been planning for the change in RJ Bank’s regulator that occurred during the year, and the upcoming change in RJ Bank’s charter, for some time.

In April, 2011 we completed our acquisition of Howe Barnes.  This acquisition reflects our growth strategy to expand both our capital markets and our private client presence in strategic markets.  As of the end of our fiscal year the successful integration of the primary businesses of Howe Barnes into our operations has been completed.

In April, 2011 we completed a sale of $250 million of 4.25% senior notes, due April 2016.  With our resultant liquidity, we believe we are well positioned to execute our growth strategies in each of our core businesses.

In June, 2011 we settled the ARS matter with various regulatory agencies by offering to repurchase certain ARS from our clients, or former clients.  As of September 30, 2011, we had purchased $245 million par value ARS from current or former clients as a result of this settlement.  Prior to September 30, 2011, $16 million of the repurchased ARS were redeemed at par by their issuer.  We believe that even though the $41 million pre-tax loss on auction rate securities repurchased was significant, the resolution of the ARS matter was in the best interest of our clients and the firm.

With respect to the very near term outlook, we anticipate that market conditions in October and November, 2011 will lead to a more difficult December 2011 quarter.

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

Segments

The following table presents our consolidated and segment gross revenues and pre-tax income, excluding noncontrolling interests, for the years indicated:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Total company
Revenues	$3,399,886	$2,979,516	$2,602,519
Pre-tax income excluding noncontrolling interests	461,247	361,908	248,774

PCG
Revenues	2,185,990	1,903,101	1,557,462
Pre-tax income	218,811	160,470	84,873

Capital Markets
Revenues	664,276	591,949	533,254
Pre-tax income	77,990	84,236	73,481

Asset Management
Revenues	226,511	196,817	177,359
Pre-tax income	66,176	46,981	30,411

RJ Bank
Revenues	281,992	276,770	343,366
Pre-tax income	172,993	112,009	80,011

Emerging Markets
Revenues	43,184	16,639	14,891
Pre-tax income (loss)	4,531	(5,446)	(4,886)

Securities Lending
Revenues	6,432	8,837	10,269
Pre-tax income	1,488	2,721	3,651

Proprietary Capital
Revenues	16,805	17,029	12,742
Pre-tax income	4,391	1,728	1,035

Other
Revenues	10,524	8,056	7,153
Pre-tax loss	(85,133)	(40,791)	(19,802)

Intersegment eliminations
Revenues	(35,828)	(39,682)	(53,977)
Pre-tax income	-	-	-

Net interest analysis

We have certain assets and liabilities, not only held in our RJ Bank segment but also held in our PCG and Capital Markets segments, which are subject to changes in interest rates; these changes in interest rates have an impact on our overall financial performance. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, an increase in short-term interest rates would result in an overall increase in our net earnings (we currently have more assets than liabilities with a yield that would be affected by a change in short-term interest rates).  Such an increase in short-term interest rates would have the most significant favorable impact on our RJ Bank and PCG segments. The amount of benefit would be dependent upon a variety of factors, including but not limited to the change in balances, the rapidity and magnitude of the increase in rates, and the interest rates paid on client cash balances.

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Year Ended September 30,
	2011			2010			2009
	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,495,931	$52,361	3.50%	$1,355,665	$46,650	3.44%	$1,185,086	$37,617	3.17%
Assets segregated pursuant to regulations and other segregated assets	2,099,190	8,424	0.40%	1,861,977	7,685	0.41%	4,572,808	14,786	0.32%
Bank loans, net of unearned income (1)	6,291,748	270,057	4.25%	6,439,827	257,988	3.97%	7,497,579	320,167	4.24%
Available for sale securities	402,229	10,815	2.69%	529,056	17,846	3.37%	650,777	24,373	3.75%
Trading instruments		20,549			18,146			13,112
Stock borrow		6,035			8,448			10,269
Interest-earning assets of consolidated variable interest entities		2			13			71
Other		24,075			14,116			23,189

Total interest income		392,318			370,892			443,584

Interest-bearing liabilities:
Brokerage client liabilities	3,456,009	3,422	0.10%	2,958,026	3,688	0.12%	5,788,338	10,958	0.19%
Bank deposits (1)	6,967,727	12,543	0.18%	6,882,537	16,053	0.23%	8,331,432	24,023	0.29%
Stock loan		1,807			3,530			3,838
Borrowed funds		3,969			6,099			7,946
Senior notes	473,112	31,320	6.62%	299,953	26,091	8.60%	33,709	2,899	8.60%
Loans payable of consolidated variable interest entities		6,049			4,457			4,853
Other		6,720			2,933			2,436

Total interest expense		65,830			62,851			56,953

Net interest income		$326,488			$308,041			$386,631

(1)	See Results of Operations – RJ Bank in this MD&A for further information.

Year ended September 30, 2011 compared with the year ended September 30, 2010 – Net interest analysis

Net interest income for the year ended September 30, 2011 increased by $18 million, or 6%, as compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below. In addition to the activity in those segments, our net interest income was negatively impacted during the year ended September 30, 2011 by the $5 million of interest expense associated with our April 2011 issuance of $250 million of 4.25% senior notes.

Net interest income in the PCG segment increased $12 million, or 21%, resulting primarily from increased client margin balances and slightly higher interest rates thereon.  Interest earned in our Canadian operations increased due to an increase in both interest rates and the balance of segregated assets.

RJ Bank’s net interest income for the year increased $12 million, or 5%, primarily resulting from an increase in net interest margin inclusive of the $6 million first quarter correction of an accumulated interest income understatement in prior years related to purchased residential mortgage loan pools.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Year ended September 30, 2010 compared with the year ended September 30, 2009 – Net interest analysis

Net interest income decreased $79 million, or 20%, as compared to the prior year.  Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.  In addition, our net interest income was negatively impacted by the $23 million increase in interest expense associated with an entire year of interest on our senior notes, which were issued in August, 2009.

RJ Bank’s net interest income decreased $63 million, or 19%, resulting from a decline in both average interest earning assets and net interest spreads.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Complementing the impact of the implementation of the multi-bank sweep aspect of the RJBDP, which replaced a portion of the foregone interest earnings in the PCG segment with fee income, net interest income in the PCG segment increased $5 million, or 10%, versus the prior year due to higher margin balances and increased net interest spreads on segregated cash. In addition to this increase in net interest income, the PCG segment realized a $33 million increase in fee income generated by the multi-bank sweep aspect of the RJBDP during the year.

Results of operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the years indicated:

	Year ended September 30,
	2011	% change	2010	% change	2009
	($ in thousands)
Revenues:
Securities commissions and fees	$1,817,617	15%	$1,585,371	26%	$1,262,810
Interest	76,237	21%	63,128	(4)%	65,589
Account and service fees:
Client account and service fees	123,277	4%	118,233	38%	85,957
Mutual fund and annuity service fees	110,281	35%	81,990	5%	78,086
Client transaction fees	34,162	(9)%	37,440	-	37,596
Correspondent clearing fees	3,454	2%	3,390	(12)%	3,831
Account and service fees – all other	215	26%	170	795%	19
Sub-total account and service fees	271,389	13%	241,223	17%	205,489
Other	20,747	55%	13,379	(43)%	23,574
Total revenues	2,185,990	15%	1,903,101	22%	1,557,462

Interest expense	8,741	22%	7,194	(52)%	14,891
Net revenues	2,177,249	15%	1,895,907	23%	1,542,571

Non-interest expenses:
Sales commissions	1,332,207	14%	1,168,055	26%	929,202
Admin & incentive compensation and benefit costs	343,097	11%	310,184	11%	279,666
Communications and information processing	70,369	17%	59,974	2%	58,607
Occupancy and equipment	77,099	-	77,349	(2)%	79,072
Business development	55,538	13%	49,126	(11)%	55,488
Clearance and other	80,468	13%	71,263	27%	55,952
Total non-interest expenses	1,958,778	13%	1,735,951	19%	1,457,987
Income before taxes and including noncontrolling interests	218,471	37%	159,956	89%	84,584
Noncontrolling interests	(340)		(514)		(289)
Pre-tax income excluding noncontrolling interests	$218,811	36%	$160,470	89%	$84,873
Margin on net revenues	10.0%		8.5%		5.5%

Year ended September 30, 2011 compared with the year ended September 30, 2010– Private Client Group

Pre-tax income in the PCG segment increased $58 million, or 36%, for the year as compared to the prior year.

Net revenues increased $281 million, or 15%.  PCG’s margins were 10% of net revenues compared to 8.5% in the prior year.  Securities commissions and fees increased $232 million, or 15%, resulting from a number of favorable factors.  Equity market conditions for the first ten months of fiscal year 2011 were improved as compared to the prior year.  Asset values increased for most of the year and prior to the decline in the markets commencing in August, 2011, favorably impacting fees arising from client assets in fee-based accounts.  Total client assets under administration increased 3% as compared to the prior year end level, to $256 billion.  While our number of financial advisors increased only slightly year over year, average financial advisor productivity reached record levels, increasing 15% over the prior year.  Average financial advisor productivity increased in both our employee and our independent contractor business models.  We are realizing the benefits both from improved market conditions and from the financial advisors that joined us during our very active 2008-2009 recruiting period.

Mutual fund and annuity service fees increased $28 million, or 35%, primarily as a result of an increase in mutual fund networking and omnibus fees as well as education and marketing fees, both of which are earned from mutual fund and insurance companies whose products we distribute.   During the current year, we have been in the process of changing our data sharing arrangements with many mutual fund companies from networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.

Client transaction fees decreased $3 million, or 9%, primarily as a result of certain mutual fund relationships converting during the current year to a no-transaction fee program.  Under this program, we receive increased fees from mutual fund companies which are included within mutual fund and annuity service fee revenue described above, but our clients no longer pay us transaction fees on mutual fund trades within certain of our managed programs.

While total segment revenues increased 15%, the portion that we consider to be recurring was consistent with the prior year at 61%.  Assets in fee-based accounts at September 30, 2011 increased 11% to $67.5 billion as compared to $60.9 billion in the prior year.  Recurring commission and fee revenues include trailing commissions from mutual funds, variable annuities and insurance products, mutual fund service fees and interest.

PCG interest revenues increased by $13 million, or 21%, resulting from an increase in client margin balances and a slight increase in the interest rate earned on both customer reserve (segregated assets) balances and client margin balances.  Interest earned in our Canadian operations increased due to an increase in both interest rates and customer reserve balances.

Other revenues increased by $7 million, or 55%, primarily resulting from a $3 million increase in certain investments held by our Canadian subsidiary and a $2 million increase in foreign currency gains resulting from an increase in cross currency trades executed by our Canadian operation during the year.

Sales commission expense increased by $164 million, or 14%, directly related to the 15% increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $33 million, or 11%. The increase primarily results from annual increases in salaries and benefits and increases in incentive compensation related to the higher level of profitability.  Clearance and other expenses increased $9 million, or 12%, as compared to the prior year.  The increase is primarily due to clearance expense which is generally correlated with the increase in securities commissions and fees revenues.

Year ended September 30, 2010 compared with the year ended September 30, 2009 – Private Client Group

PCG pre-tax results increased $76 million, or 89%, as compared to the prior year on an increase of $353 million, or 23%, in net revenues.  PCG’s margins increased to 8.5% of net revenues, a 55% improvement over the prior year.  While primarily driven by increased commissions resulting from the realization of the benefits of the strong recruiting results in the previous two years, a combination of market appreciation and an increase in assets under management from new clients also contributed to the strong PCG results.

Securities commissions and fees increased $323 million, or 26%.  Net commissions, after consideration of sales commission expenses, increased $84 million, or 25%, as compared to the prior year.  The net commission expense as a percentage of commission revenues was relatively flat year over year.  The number of financial advisors as of September 30, 2010 was also relatively flat as compared to September 30, 2009, but up over 10% since the beginning of fiscal 2008. Recruiting of successful financial advisors and improved market conditions drove a 15% increase in average gross production per financial advisor during the past year.

PCG results also include the interest revenue and fees earned on client margin balances and cash segregated for regulatory purposes net of the interest expense paid on client cash balances. The $5 million increase in net interest earnings for the current year as compared to the prior year was complemented by a $33 million increase in financial service fees from the RJBDP, a multi-bank cash sweep program.  The increase in these fees was partially offset by a decline in fees received from the sale of money market funds.  Interest results are further discussed in the Net Interest section of this MD&A.

Non-interest expenses increased $278 million, or 19%, over the prior year.  Of this increase, 86% (nearly $239 million) was in sales commission expense, a result of the increase in commission revenues.  All of the other components of non-interest expense in aggregate increased by 7.4% over the comparable period.  The most significant component of this increase resulted from a $15 million, or 27% increase in Clearance and Other expenses, also driven by the increase in commission and client activity.  We incurred expenses arising from a FINRA arbitration panel’s decision against RJ&A related to a claim of raiding financial advisors. We settled this matter, the impact of which has been reflected in our fiscal year 2010 results.  Partially offsetting the increases, business development expense decreased during fiscal year 2010 due to lower recruiting costs than incurred in the prior year.  Recruiting was extremely active during fiscal 2008 and 2009 due to consolidation of, and uncertainties arising within, certain of our broker-dealer competitors.

Results of operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the years indicated:

	Year ended September 30,
	2011	% change	2010	% change	2009
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$250,188	12%	$222,481	12%	$198,218
Fixed income	125,770	(15)%	147,585	(15)%	174,315
Underwriting fees	110,066	23%	89,216	87%	47,599
Tax credit funds syndication fees	36,062	141%	14,941	238%	4,416
Mergers and acquisitions fees	83,131	44%	57,783	42%	40,607
Private placement fees	1,940	1%	1,914	87%	1,025
Trading profits	19,981	(37)%	31,654	(24)%	41,407
Interest	21,579	19%	18,191	34%	13,608
Other	15,559	90%	8,184	(32)%	12,059
Total revenues	664,276	12%	591,949	11%	533,254

Interest expense	16,612	30%	12,814	19%	10,808
Net revenues	647,664	12%	579,135	11%	522,446

Non-interest expenses:
Sales commissions	127,974	-	128,432	(2)%	130,463
Admin & incentive compensation and benefit costs	320,209	22%	262,791	19%	220,030
Communications and information processing	44,907	18%	37,925	7%	35,350
Occupancy and equipment	23,273	19%	19,575	-	19,565
Business development	34,481	29%	26,666	19%	22,500
Clearance and other	41,181	13%	36,382	(7)%	39,013
Total non-interest expenses	592,025	16%	511,771	10%	466,921
Income before taxes and including noncontrolling interests	55,639	(17)%	67,364	21%	55,525
Noncontrolling interests	(22,351)		(16,872)		(17,956)
Pre-tax income excluding noncontrolling interests	$77,990	(7)%	$84,236	15%	$73,481

Year ended September 30, 2011 compared with the year ended September 30, 2010 – Capital Markets

Pre-tax income in the Capital Markets segment decreased $6 million, or 7%, for the year as compared to the prior year.

 Net revenues increased by $69 million, or 12%, primarily resulting from a $28 million, or 12%, increase in institutional equity sales commissions, a $25 million, or 44%, increase in merger and acquisition fees, a $21 million, or 23%, increase in underwriting fees, and a $21 million, or 141%, increase in tax credit fund syndication fees, all of  which were partially offset by a $22 million, or 15%, decrease in institutional fixed income commissions and a $12 million, or 37% decrease in trading profits.  During recent years we have increased the number of capital markets professionals in both our fixed income and our equity capital markets operations.  Our increased revenues in the current year reflect the realization of the benefits of those successful efforts in addition to improved equity markets for most of the year.

The increase in institutional equity sales commissions as compared to the prior year is due to a number of favorable factors including favorable equity market conditions for the first ten months of the fiscal year.  The decrease in fixed income institutional sales commissions resulted primarily from a flat yield curve and the low interest rate environment.

Both lead and co-managed underwritings in our U.S. and Canadian operations increased during the first nine months of the current year.  However, market conditions in the fourth quarter were such that IPO activity was non-existent and secondary offering volumes slowed.  Even with little fourth quarter activity, we ended the year with increases over the prior year in lead-managed underwritings arising from both our U.S. and our Canadian operations.  The number of co-managed underwritings arising from our Canadian operations increased 32% while co-managed underwritings from our U.S. operations decreased 4%, as compared to the prior year.

The increase in merger and acquisition fees resulted primarily from increases in our business services, technology, energy, consumer and retail, and transportation and industrial growth business sectors.  The increase in tax credit fund syndication fees resulted from a 66% increase in the volume of tax credit fund equity investments sold to investors, to $616 million from $371 million in the prior year.

 The decrease in trading profits from the prior year is primarily related to fixed income products, and to a lesser extent, an increase in facilitation losses from our equity market making activities.  Trading profits for the first nine months of the year were relatively strong in what was for the most part unsettled fixed income markets caused by issues during that period such as those related to the U.S. debt ceiling.  The increased levels of uncertainty in the markets resulting from solvency problems in several European countries during the fourth quarter resulted in us generating a net trading loss during that period.  In addition, the facilitation losses increased due to the fourth quarter decline in the equity markets.

Other revenues increased $7 million, or 90%, primarily resulting from increases in revenues and the avoidance of certain losses incurred in the prior year, associated with our tax credit fund syndication activities.

Non-interest expenses increased $80 million, or 16%.  Administrative and incentive compensation expense increased  $57 million, or 22%, as a result of a number of factors including the incremental growth in the number of fixed income investment bankers, an increase in equity capital markets investment bankers in part arising from the Howe Barnes acquisition, increases in incentive compensation as a result of the increased revenues of the segment, increased expenses resulting from the consolidation of Raymond James European Securities, S.A.S. (“RJES”), a subsidiary in which we acquired a controlling interest effective April 4, 2011, and certain one-time expenses incurred during the current year as a result of the Howe Barnes acquisition.  Business development expense increased $8 million, or 29%, with increases in both our domestic and Canadian capital markets groups reflecting our efforts to expand these businesses in light of what had been improving market outlooks for the better part of the current year.

Noncontrolling interests reflect the impact of consolidating certain low-income housing tax credit funds, which impact other revenue, interest expense, and other expenses within this segment (see Note 9 of the Notes to Consolidated Financial Statements for further details) as well as the impact of RJES, initially consolidated in the June 2011 quarter.  Noncontrolling interests reflect the portion of these businesses that we do not own.

Year ended September 30, 2010 compared with the year ended September 30, 2009 – Capital Markets

Capital Markets pre-tax results increased $11 million, or 15%, with net revenues increasing $57 million, or 11%, as compared to the prior year.  We realized significant increases in underwriting fees of $52 million, or 100%, mergers and acquisition fees of $17 million, or 42%, and commissions from institutional equity sales of $24 million, or 12%. These increases were offset by a decrease in fixed income sales commissions of $27 million, or 15%, and trading profits, which are primarily related to fixed income products and declined in comparison to the prior year by $10 million, or 24%.  Despite the unfavorable comparison, trading profits were historically strong, although slightly below the record level experienced in the prior year.  The number of lead and co-managed underwritings during the year were up 76% and 32%, respectively, as compared to the prior year, a time when underwritings were down dramatically due to the then-existing market conditions. The dramatically improved equity market conditions in the current year versus the prior year were conducive to generating the increased equity market commissions, merger and acquisition fees and underwriting fees.  Our increased merger and acquisition activity arose primarily from engagements by companies in the healthcare, business services and energy sectors.

Non-interest expenses increased $45 million, or 10%, primarily resulting from compensation related costs.  The current year includes the addition of investment bankers added in our acquisition of Lane Berry International, Inc., which occurred in the third quarter of fiscal year 2009, and increased incentive compensation resulting from the increased profitability in our equity capital markets business.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds and impact other revenue, interest expense, and other expenses in this segment (See Note 9 of the Notes to Consolidated Financial Statements for further details).

Results of operations – Asset Management

The following table presents consolidated financial information for the Asset Management segment for the years indicated:

	Year ended September 30,
	2011	% change	2010	% change	2009
	($ in thousands)
Revenues:
Investment advisory fees	$188,817	21%	$156,266	16%	$135,223
Other	37,694	(7)%	40,551	(4)%	42,136
Total revenues	226,511	15%	196,817	11%	177,359

Expenses:
Admin & incentive compensation and benefit costs	76,594	10%	69,931	13%	61,907
Communications and information processing	15,307	(16)%	18,116	(9)%	19,890
Occupancy and equipment	3,670	(6)%	3,904	(1)%	3,929
Business development	7,365	18%	6,254	6%	5,893
Investment sub-advisory fees	27,606	12%	24,701	16%	21,314
Other	28,392	10%	25,840	(24)%	33,891
Total expenses	158,934	7%	148,746	1%	146,824
Income before taxes and including noncontrolling interests	67,577	41%	48,071	57%	30,535
Noncontrolling interests	1,401		1,090		124
Pre-tax income excluding noncontrolling interests	$66,176	41%	$46,981	54%	$30,411

The following table presents assets under management and the non-managed fee-based assets that significantly impact segment results at the dates indicated:

	September 30,
	2011	% change	2010	% change	2009
	($ in thousands)
Assets under management:
Eagle Asset Management, Inc.	$16,091,575	3%	$15,566,954	15%	$13,582,832
Eagle money market funds	-	-%	-	(100)%	2,966,819
Raymond James Consulting Services	8,356,269	(1)%	8,458,178	8%	7,833,081
Unified managed accounts	1,676,737	128%	734,750	197%	247,721
Freedom accounts & other managed programs	9,523,430	8%	8,791,332	21%	7,256,673
Total assets under management	35,648,011	6%	33,551,214	5%	31,887,126

Less: assets managed for affiliated entities	(3,578,662)	1%	(3,544,197)	18%	(3,008,675)
Net assets under management	$32,069,349	7%	$30,007,017	4%	$28,878,451

Non-managed fee-based assets:
Passport	$24,008,105	6%	$22,707,602	17%	$19,451,710
Ambassador	13,554,913	29%	10,479,432	43%	7,327,402
Other non-managed fee-based assets	2,196,199	9%	2,022,785	21%	1,671,029
Total	$39,759,217	13%	$35,209,819	24%	$28,450,141
The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios, mutual funds and managed programs.  As of September 30, 2011, approximately 82% of investment advisory fees are earned from assets held in managed programs.  Historically, approximately 70% of our investment advisory fees recorded in a quarter are determined based on balances at the beginning of a quarter, approximately 15% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter.  Asset balances are impacted by both the performance of the market and the new sales and redemptions of client accounts/funds.  Increasing markets positively impact revenues from investment advisory fees as existing accounts increase in value, and individuals and institutions typically commit incremental funds in rising markets.

Year ended September 30, 2011 compared with the year ended September 30, 2010 – Asset Management

Pre-tax income in the Asset Management segment increased $19 million, or 41%, as compared to the prior year.

Investment advisory fees increased by $33 million, or 21%, from the prior year, generated by an increase in assets under management.  Assets under management increased during the current fiscal year by $2.1 billion, comprised of $3.3 billion of new client assets net of a market value decrease of $1.2 billion.  Our investment advisory fee revenues for the year benefitted from appreciation in the market values of assets in each of the first three quarters of the fiscal year, with the entire decrease in market values occurring during the fourth quarter.  As a result of the nature in which our fee revenues are computed, this decline will impact the first quarter fiscal year 2012 fees more than it impacted our fiscal year 2011 results.

Expenses increased by $10 million, or 7%, primarily resulting from a $7 million, or 10%, increase in administrative and incentive compensation, and a $3 million, or 12%, increase in investment sub-advisory fee expenses.  Increases in incentive compensation are highly correlated with revenues, portfolio performance and segment profitability.  The investment sub-advisory fee expense increase results from the increase in assets held in accounts managed by sub-advisors. Communications and information processing expense decreased $3 million, or 16%, while other expense increased $3 million, or 10%, both of which result from the utilization of a third-party transfer agent for the Eagle family of mutual funds during the current year.  These outsourced services were performed internally during the prior year.

Year ended September 30, 2010 compared with the year ended September 30, 2009 – Asset Management

Asset Management pre-tax results increased $17 million, or 54%, and total revenues increased $20 million, or 11%, as compared to the prior year.  The increase in revenues resulted from a combination of favorable factors including increased market values, additional client investments and $3 million in performance fees.  Net assets under management increased by $1.1 billion, or 4%, the net impact of market appreciation and asset flows during the year.  We experienced net asset inflows of $2.4 billion into managed accounts from both new clients and clients re-entering the market after the downturn.  Non-managed fee-based assets increased $6.8 billion, or 24%, as compared to the prior year primarily due to positive net inflows of approximately $5.4 billion.

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

Increases in compensation costs and investment sub-advisory fee expense were directly correlated to the increase in investment sub-advisory fee revenues.  Other expense decreased $8 million, or 24%, primarily due to the reduction in costs associated with the money market funds.  As money market fund balances decreased, distribution fees paid to the PCG segment declined and there was a reduction in the money market management fee shared with the PCG segment due to the money market fee waivers.

Results of operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the years indicated:

	Year ended September 30,
	2011	% change	2010	% change	2009
	($ in thousands)
Revenues:
Interest income	$284,640	2%	$278,326	(20)%	$349,110
Interest expense	13,334	(29)%	18,761	(30)%	26,717
Net interest income	271,306	5%	259,565	(19)%	322,393

Other loss	(2,648)	(70)%	(1,556)	73%	(5,744)
Net revenues	268,658	4%	258,009	(19)%	316,649

Non-interest expenses:
Employee compensation and benefits	14,968	30%	11,488	10%	10,425
Communications and information processing	2,402	42%	1,687	9%	1,552
Occupancy and equipment	842	(4)%	873	(9)%	956
Provision for loan losses	33,655	(58)%	80,413	(53)%	169,341
FDIC insurance premiums	8,855	(21)%	11,206	(30)%	15,955
Affiliate deposit account servicing fees	20,733	(7)%	22,245	(11)%	25,020
Other	14,210	(21)%	18,088	35%	13,389
Total non-interest expenses	95,665	(34)%	146,000	(38)%	236,638
Pre-tax income	$172,993	54%	$112,009	40%	$80,011

RJ Bank is a federally chartered savings bank, regulated by the OCC, which provides corporate, residential and consumer loans, as well as FDIC insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank is active in corporate loan syndications and bank participations as well as purchases residential whole loan packages to hold for investment.  RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense and fees it pays on client deposits and on its borrowings.

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Net loan charge-offs:
C&I loans	$(458)	$-	$-
CRE construction loans	-	-	(3,222)
CRE loans	(13,534)	(54,053)	(77,316)
Residential/mortgage loans	(20,757)	(29,548)	(26,686)
Consumer loans	(246)	-	-
Total	$(34,995)	$(83,601)	$(107,224)

	As of September 30,
	2011	2010	2009
	(in thousands)
Allowance for loan losses:
Loans held for sale	$5	$23	$7
Loans held for investment:
C&I loans	81,267	60,464	84,841
CRE construction loans	490	4,473	3,237
CRE loans	30,752	47,771	34,018
Residential/mortgage loans	33,210	34,297	28,081
Consumer loans	20	56	88
Total	$145,744	$147,084	$150,272

Nonperforming assets:
Nonperforming loans:
C& I loans	$25,685	$-	$-
CRE loans	15,842	67,901	86,422
Residential mortgage loans:
Residential mortgage loans	91,682	85,852	71,849
Home equity loans/lines	114	230	111
Total nonperforming loans	133,323	153,983	158,382
Other real estate owned:
CRE	7,707	19,486	4,646
Residential:
First mortgage	6,852	8,439	4,045
Home equity	13	-	-
Total other real estate owned	14,572	27,925	8,691
Total nonperforming assets	$147,895	$181,908	$167,073

Total loans:
Loans held for sale, net(1)	$102,236	$6,114	$40,484
Loans held for investment:
C&I loans	4,100,939	3,232,723	3,079,916
CRE construction loans	29,087	65,512	163,951
CRE loans	742,889	937,669	1,080,160
Residential/mortgage loans	1,756,486	2,015,331	2,396,995
Consumer loans	7,438	23,940	22,816
Net unearned income and deferred expenses	(45,417)	(39,276)	(40,077)
Total loans held for investment	6,591,422	6,235,899	6,703,761
Total loans	$6,693,658	$6,242,013	$6,744,245

(1)	Net of unearned income and deferred expenses.

Year ended September 30, 2011 compared with the year ended September 30, 2010 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $61 million, or 54%, for the year compared to the prior year.  The significant improvement in pre-tax income was attributable to a $47 million, or 58%, decrease in the provision for loan losses and an increase of $12 million, or 5%, in net interest income.

The increase in net interest income is primarily due to an increase of 0.12% in the net interest margin.  The net interest margin improvement for the year resulted from an increase in the loan portfolio yield from 3.97% to 4.25% due primarily to an increase in corporate loan yields and a $6 million correction of an accumulated interest income understatement in prior years related to purchased residential mortgage loan pools.  Yields on the residential mortgage loan portfolio declined during the year due to adjustable rate loans resetting to lower rates and the payoff of higher yielding loans in the current low interest rate environment.  Average interest-earning banking assets increased $44 million, or less than 1%, and totaled $7.8 billion at year end.  An increase in average C&I loans and significant increases in cash balances were offset by a decrease in the other loan portfolio segments.  Corresponding to the small increase in average interest-earning banking assets, average interest-bearing banking liabilities increased less than 1% to $7 billion at year end. Continued low interest rates led to a $5 million, or 29%, decrease in interest expense. The average cost of funds decreased from 0.27% to 0.19%.   However, excluding the impact of excess RJBDP cash balances held during the fourth quarter, the net interest margin would have increased by 0.26% over the prior year.  These deposits resulted from higher cash balances in our client accounts due to the market volatility, thus exceeding the RJBDP capacity at outside financial institutions in the program.  These deposits were invested in short term liquid investments producing very little interest rate spread.

The provision for loan losses of $34 million for the current year was significantly lower than the $80 million in the prior year and net loan charge-offs for the year decreased $49 million, or 58%, from $84 million to $35 million.  These declines are a result of an improvement in credit quality within the CRE portfolio, an improvement in the credit characteristics of certain problem corporate loans, and the stabilization of the balance of residential mortgage nonperforming loans. However, unfavorable economic conditions, including high unemployment rates, continue to have a negative impact on the residential mortgage loan portfolio.

The amount of nonperforming loans decreased $21 million, or 13%, during the year compared to the prior year.  This decrease was due to a reduction of $52 million in nonperforming CRE loans, partially offset by an increase of $26 million in C&I nonperforming loans and an increase of $6 million in nonperforming residential mortgage loans.  Other real estate owned decreased $13 million, or 48%, to $15 million at year end due to the net sales of $12 million in CRE properties and $1 million in residential properties.

The unrealized loss on our available for sale securities portfolio was $46 million, compared to $51 million as of the prior year end.  The unrealized loss was due to continued wide interest rate spreads across market sectors related to the continued uncertainty in the residential non-agency CMO market.  Certain securities were determined to be other-than-temporarily impaired (“OTTI”) during the year as RJ Bank does not expect to recover the amortized cost basis of the securities in full, and therefore an OTTI expense of $10 million was reflected in fiscal year 2011 as a component of other loss, compared to a $12 million OTTI charge in the prior fiscal year.

On June 30, 2011, RJ Bank announced that it entered into a definitive agreement to acquire substantially all of a foreign bank’s Canadian corporate loan portfolio.  This loan portfolio consists of approximately $615 million in loan commitments, of which approximately $500 million is outstanding.  The loans we are purchasing are comprised of CRE and C&I loans as well as project finance loans in the power and infrastructure sector.  The transaction is subject to U.S. regulatory approval, which is currently in process in conjunction with RJ Bank’s application to convert to a national bank charter.

Year ended September 30, 2010 compared with the year ended September 30, 2009 – RJ Bank

Pre-tax income generated by RJ Bank increased $32 million, or 40%, as compared to the prior year as a result of an $89 million decrease in the provision for loan losses exceeding a $59 million, or 19%, decrease in net revenues.

Net revenues decreased primarily due to a decrease in net interest income resulting from a decline in both average interest-earning banking assets and the net interest margin.  The average yield on the loan portfolio decreased from 4.24% to 3.97% due to continued low market rates.  Average loans outstanding decreased $1.1 billion, or 14%, from $7.5 billion to $6.4 billion as a result of our strategy during fiscal year 2009 to reduce loans outstanding in order to strengthen our capital position.  However, loans outstanding have continued to decline during the current year as loan repayments have exceeded new loan growth.  Corresponding to the decrease in average loans, average deposits decreased $1.4 billion, or 17%, from $8.3 billion to $6.9 billion. The reduced deposit balances combined with lower interest rates led to an $8 million, or 30%, decrease in interest expense. The average cost of funds decreased from 0.32% to 0.27%.

The provision for loan losses continues to be impacted by certain unfavorable economic conditions including depressed real estate values and high unemployment rates. The primary factors contributing to the provision for loan losses during the current year were increased delinquencies in the residential mortgage loan portfolio, continued relatively high levels of nonperforming corporate loans, increased reserve rates for criticized CRE loans and, to a lesser extent, the stratification of the performing residential mortgage loan portfolio based upon updated loan to value (“LTV”) estimates with higher reserve percentages allocated to the higher LTV loans. The large prior year provision was primarily attributable to increased reserves and charge-offs due to the rapid deterioration of the credit markets, a significant decline in commercial real estate values, an increase in projected loss experience on residential mortgage loans, and included the charge-off of one $28 million corporate loan.

Net loan charge-offs for the year totaled $84 million compared to $107 million for the prior year. Charge-offs during the current year were taken almost exclusively on commercial and residential real estate loans. Corporate charge-offs decreased $26 million due to improved portfolio credit characteristics, partially offset by a $3 million increase in residential/consumer charge-offs as compared to the prior year, which resulted from the continued high level of residential delinquencies and declines in home values in many markets.

The amount of nonperforming loans decreased $4 million, or 3%, as compared to the prior year. Corporate nonperforming loans decreased $18 million primarily due to improved corporate loan portfolio credit characteristics.  This improvement in corporate nonperforming loans was partially offset by an increase of $14 million in nonperforming residential mortgage loans due to the ongoing economic impact on residential mortgage delinquencies. However, the growth in total delinquent residential mortgage loans (30+ days or more delinquent) has slowed substantially with an increase of $3 million for this year compared to a $61 million increase in the prior year.  Other real estate owned increased from $9 million to $28 million due to foreclosures of CRE properties and an increase in the pace of residential foreclosures.

As of September 30, 2010, the unrealized loss on our available for sale securities portfolio was $51 million, compared to $98 million as of September 30, 2009. The unrealized loss was due to continued wide interest rate spreads across market sectors related to the continued uncertainty in the residential non-agency CMOs market. Certain securities were determined to be OTTI during the year because RJ Bank does not expect to recover the amortized cost basis of the securities in full, and therefore, an OTTI expense of $12 million was reflected in fiscal year 2010 as a component of other loss, compared to a $13 million OTTI charge in fiscal year 2009.

Overall, the decrease in other loss for the year as compared to the prior year is mostly attributable to a $2 million gain on the sale of equity received in a loan settlement and a reduction in OTTI losses related to our available for sale securities portfolio.

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the years indicated:

	Year ended September 30,
	2011			2010			2009
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance (3)	Interest inc./exp.(3)	Average yield/ cost(3)	Average balance (3)	Interest inc./exp.(3)	Average yield/ cost(3)
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale	$33,354	$881	2.64%	$39,049	$1,256	3.22%	$18,281	$720	3.94%
Loans held for investment
C&I loans	3,540,449	156,934	4.39%	3,126,672	119,792	3.74%	2,589,452	103,231	3.93%
CRE construction loans	63,650	1,740	2.70%	80,685	1,844	2.25%	334,863	8,899	2.62%
CRE loans	795,841	30,369	3.76%	972,619	32,889	3.34%	1,831,357	65,854	3.65%
Residential mortgage loans	1,851,516	80,007	4.27%	2,198,881	101,775	4.57%	2,703,736	141,075	5.15%
Consumer loans	6,938	126	1.82%	21,921	432	1.97%	19,890	388	1.95%
Total loans, net	6,291,748	270,057	4.25%	6,439,827	257,988	3.97%	7,497,579	320,167	4.24%

Reverse repurchase agreements	-	-	-	171,507	147	0.09%	565,055	1,321	0.23%
Agency MBS	182,303	1,286	0.71%	235,491	1,826	0.78%	278,315	3,802	1.37%
Non-agency CMOs	219,927	9,521	4.33%	293,565	16,020	5.46%	372,462	20,571	5.52%
Money market funds, cash and cash equivalents	993,167	2,619	0.26%	546,703	1,780	0.33%	369,702	2,868	0.78%
FHLB stock and other	146,597	1,157	0.79%	102,387	565	0.55%	46,713	381	0.82%
Total interest-earning banking assets	7,833,742	$284,640	3.60%	7,789,480	$278,326	3.55%	9,129,826	$349,110	3.80%

Non-interest-earning banking assets:
Allowance for loan losses	(144,436)			(147,364)			(120,459)
Unrealized loss on available for sale securities	(42,280)			(71,476)			(133,800)
Other assets	252,211			231,872			183,205
Total non-interest-earning banking assets	65,495			13,032			(71,054)

Total banking assets	$7,899,237			$7,802,512			$9,058,772

Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$227,635	$6,228	2.74%	$206,137	$6,563	3.18%	$212,358	$8,229	3.88%
Money market, savings, and NOW accounts(2)	6,740,092	6,377	0.09%	6,676,400	9,490	0.14%	8,119,074	15,794	0.19%
FHLB advances and other	31,335	729	2.30%	74,925	2,708	3.57%	58,122	2,694	4.57%

Total interest-bearing banking liabilities	6,999,062	$13,334	0.19%	6,957,462	$18,761	0.27%	8,389,554	$26,717	0.32%

Non-interest-bearing banking liabilities	55,649			27,472			26,057

Total banking liabilities	7,054,711			6,984,934			8,415,611
Total banking shareholder’s equity	844,526			817,578			643,161
Total banking liabilities and shareholders’ equity	$7,899,237			$7,802,512			$9,058,772

(continued on next page)

	Year ended September 30,
	2011			2010			2009
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance (3)	Interest inc./exp.(3)	Average yield/ cost(3)	Average balance (3)	Interest inc./exp(3)	Average yield/ cost(3)
	($ in thousands)
	(continued from previous page)
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$834,680	$271,306		$832,018	$259,565		$740,272	$322,393

Bank net interest::
Spread			3.41%			3.28%			3.48%
Margin (net yield on interest-earning banking assets)			3.43%			3.31%			3.50%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.93%			111.96%			108.82%
Return on average:
Total banking assets			1.39%			0.90%			0.56%
Total banking shareholder's equity			13.00%			8.64%			7.86%
Average equity to average total banking assets			10.69%			10.48%			7.10%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the years ended September 30, 2011, 2010, and 2009, was $38 million, $35 million, and $21 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)
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

	Year ended September 30,
	2011 compared to 2010			2010 compared to 2009
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$(183)	$(192)	$(375)	$818	$(282)	$536
Loans held for investment
C&I loans	15,853	21,289	37,142	21,417	(4,856)	16,561
CRE construction loans	(390)	286	(104)	(6,754)	(301)	(7,055)
CRE loans	(5,978)	3,458	(2,520)	(30,879)	(2,086)	(32,965)
Residential mortgage loans(1)	(16,077)	(12,068)	(28,145)	(26,342)	(12,958)	(39,300)
Consumer loans	(295)	(11)	(306)	40	4	44
Reverse repurchase agreements	(147)	-	(147)	(919)	(255)	(1,174)
Agency MBS	(412)	(128)	(540)	(586)	(1,390)	(1,976)
Non-agency CMOs	(4,018)	(2,481)	(6,499)	(4,357)	(194)	(4,551)
Money market funds, cash and cash equivalents	1,454	(615)	839	1,372	(2,460)	(1,088)
FHLB stock and other	244	348	592	454	(270)	184
Total interest-earning banking assets	(9,949)	9,886	(63)	(45,736)	(25,048)	(70,784)

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	684	(1,019)	(335)	(241)	(1,425)	(1,666)
Money market, savings and NOW accounts	91	(3,204)	(3,113)	(2,806)	(3,498)	(6,304)
FHLB advances and other	(1,576)	(403)	(1,979)	779	(765)	14
Total interest-bearing banking liabilities	(801)	(4,626)	(5,427)	(2,268)	(5,688)	(7,956)
Change in net interest income	$(9,148)	$14,512	$5,364	$(43,468)	$(19,360)	$(62,828)

(1)	Adjusted to exclude a $6 million December 2010 quarter end correction of an accumulated interest income understatement in prior periods related to purchased residential mortgage loan pools.

Results of operations – Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the period indicated:

	Year ended September 30,
	2011	% change	2010	% change	2009
	($ in thousands)
Revenues:
Securities commissions and fees	$10,736	61%	$6,677	8%	$6,163
Investment banking	19,755	NM	324	(68)%	999
Investment advisory fees	6,544	55%	4,213	211%	1,355
Interest income	1,383	310%	337	(77)%	1,456
Trading profits	4,249	(9)%	4,657	3%	4,531
Other income	517	20%	431	11%	387
Total revenues	43,184	160%	16,639	12%	14,891

Interest expense	184	(25)%	244	(42)%	421
Net revenues	43,000	162%	16,395	13%	14,470

Non-interest expenses:
Compensation expense	26,185	74%	15,077	5%	14,381
Other expense	11,048	43%	7,699	6%	7,296
Total non-interest expenses	37,233	63%	22,776	5%	21,677
Income (loss) before taxes and including noncontrolling interests	5,767	190%	(6,381)	11%	(7,207)
Noncontrolling interests	1,236		(935)		(2,321)
Pre-tax income (loss) excluding noncontrolling interests	$4,531	183%	$(5,446)	(11)%	$(4,886)

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina, Uruguay and Brazil.

Year ended September 30, 2011 compared with the year ended September 30, 2010 – Emerging Markets

Pre-tax income in the Emerging Markets segment increased $10 million, or 183%, for the year.

Net revenues increased by $27 million, or 162%, resulting from increased investment banking fee revenue of $19 million, increased securities commissions and fees of $4 million, and increased investment advisory fees of $2 million.  The investment banking fee revenues primarily result from our Argentine joint venture, which provided advisory services to institutional clients in several significant transactions during the current year.  The increase in securities commissions and fees results in large part from successful recruiting efforts by two of our Latin American joint venture entities during fiscal year 2010.  The increase in investment advisory fees results from growth in our Argentine asset management venture, which has realized 15% growth in assets under management as compared to the prior year.

Non-interest expenses increased $14 million, or 63%, primarily resulting from higher compensation expense associated with the increased investment banking activity.

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

Results of operations – Securities Lending

The following table presents consolidated financial information of our Securities Lending segment for the periods indicated:

	Year ended September 30,
	2011	% change	2010	% change	2009
	($ in thousands)
Interest income and expense:
Interest income	$6,035	(29)%	$8,448	(18)%	$10,269
Interest expense	1,807	(49)%	3,530	(8)%	3,838
Net interest income	4,228	(14)%	4,918	(24)%	6,431

Other income	397	2%	389	NM	-
Net revenues	4,625	(13)%	5,307	(17)%	6,431

Non-interest expenses	3,137	21%	2,586	(7)%	2,780
Pre-tax income	$1,488	(45)%	$2,721	(25)%	$3,651

Year ended September 30, 2011 compared with the year ended September 30, 2010 – Securities Lending

Pre-tax income generated by this segment decreased by $1 million, or 45%, for the year.

Net interest income decreased by $700,000, or 14%, resulting primarily from decreases in our Box lending activities, but also including to a lesser extent, decreases in our Matched Book activities.  In both our Box lending and Matched Book activities, our net interest spread and our average balances outstanding decreased.

Year ended September 30, 2010 compared with the year ended September 30, 2009 – Securities Lending

The net results in the Securities Lending segment decreased $930,000, or 25%, as compared to the prior year.  Securities Lending revenues declined 14%, with net revenues declining 17% as compared to the prior year.  In the Matched Book activities, both gross interest revenue and expense declined due to decreasing average balances which were partially offset by improved margins.  The decrease in Matched Book activity results from reduced transaction volumes.  Box lending increased significantly, however the margin realized from this activity was also significantly less than the prior year.  The decrease in the margin resulted primarily from the change in the mix of securities that were loaned this fiscal year as compared to the prior year.

Results of operations – Proprietary Capital

The following table presents consolidated financial information for the Propriety Capital segment for the years indicated:

	Year ended September 30,
	2011	% change	2010	% change	2009
	($ in thousands)
Revenues:
Interest (1)	$473	(76)%	$1,953	1029%	$173
Investment advisory fees	950	(14)%	1,100	9%	1,013
Other	15,382	10%	13,976	21%	11,556
Total revenues	16,805	(1)%	17,029	34%	12,742

Expenses:
Compensation expense	2,151	21%	1,785	(12)%	2,037
Other expenses	711	(65)%	2,051	28%	1,603
Total expenses	2,862	(25)%	3,836	5%	3,640

Income before taxes and including noncontrolling interests	13,943	6%	13,193	45%	9,102
Noncontrolling interests	9,552		11,465		8,067
Pre-tax income excluding noncontrolling interests	$4,391	154%	$1,728	67%	$1,035

(1)	Includes dividends received.

The Proprietary Capital segment results are substantially determined by the valuations within Raymond James Capital Partners, L.P. (“Capital Partners”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and the valuations of our direct merchant banking investments and our investments in third-party private equity funds (the “Third-Party Private Funds”).  As of September 30, 2011, our merchant banking investments, at fair value, include a $16 million investment in a manufacturer of crime investigation and forensic supplies (the “Forensic Supply Company”), an $18 million indirect investment (through Capital Partners) in an allergy immunotherapy testing and treatment supply company (the “Allergy Company”), and a $21 million investment in an event photography business.

Year ended September 30, 2011 compared with the year ended September 30, 2010 – Proprietary Capital

Pre-tax income generated by this segment increased by $3 million, or 154%, for the year as compared to the prior year.

In the current year, the results consists of the increase in the net valuation of the Third-Party Private Funds of $6 million, the increase in revenue pertaining to the Allergy Company of $8 million (which include both dividends received and a valuation increase), a $4 million increase in the value of our event photography business, and $4 million of valuation increases in the EIF Funds, all of which are partially offset by a $5 million write-down in the value of our Forensic Supply Company investment.

In the prior year, the revenue arose primarily from the dividends from and valuation investment increase of the Allergy Company of $12 million and valuation increases in the Third-Party Private Funds of $3 million.

Total expenses have decreased nearly $1 million in the current year as compared to the prior year.  The prior year included nearly $2 million of expenses related to due diligence activities which did not recur in the current year.

The portion of this year’s revenue attributable to noncontrolling interests decreased by nearly $2 million.   The majority of the Allergy Company and the EIF Fund investments are held by others; therefore, a reduction in the portion of our revenues attributable to those investments results in a lower attribution of income to others.  The revenues from those investments decreased by $3 million in the current year.

Year ended September 30, 2010 compared with the year ended September 30, 2009 – Proprietary Capital

Pre-tax income generated by this segment increased $693,000, or 67%, as compared to the prior year.  This net increase is a result of the increase in the value of our investments coupled with the increase in dividends received during the year, a combined $4 million in additional revenue over the prior year.  Our expenses were well controlled and approximated the prior year level.  The portion of the increases in the value of the investments and the interest and dividends received, as described above, that are attributable to other investors and are therefore not ours, increased by $3 million.

The results for fiscal 2010 include an $11 million increase in the value of our Capital Partners portfolio and $2 million in dividends received on these investments.  Our third-party private equity fund investments and the EIF Funds portfolio increased in value by $4 million.  Partially offsetting these increases was a $600,000 decrease in the value of our direct merchant banking investments.  Since we do not own 100% of all of these investments, $11 million of the increases described above are attributable to other investors and are included within noncontrolling interests.

Results of operations – Other

The following table presents consolidated financial information for the Other segment for the years indicated:

	Year ended September 30,
	2011	% change	2010	% change	2009
	($ in thousands)
Revenues:
Interest income	$8,086	29%	$6,269	(17)%	$7,597
Other	2,438	36%	1,787	NM	(444)
Total revenues	10,524	31%	8,056	13%	7,153

Interest expense	31,374	20%	26,113	462%	4,647
Net revenues	(20,850)	(15)%	(18,057)	NM	2,506

Loss on auction rate securities repurchased	41,391	-	-	-	-
Other expense	22,892	1%	22,734	2%	22,308
Total non-interest expenses	64,283	183%	22,734	2%	22,308
Pre-tax loss	$(85,133)	(109)%	$(40,791)	(106)%	$(19,802)

Year ended September 30, 2011 compared with the year ended September 30, 2010 – Other

Pre-tax loss generated by this segment increased by $44 million, or 109%, for the year as compared to the prior year.

Total revenues in the current year increased by $2 million, or 31%, as compared to the prior year.  The revenue increases result primarily from increases in the value of certain investments, some of which were sold during the current year and resulted in realized gains, and an increase in interest income as a result of increases in parent company cash balances.

Interest expense in the current year increased $5 million, or 20%, as compared to the prior year primarily as a result of additional interest expense associated with the April 4, 2011 issuance of $250 million of 4.25% senior notes due April, 2016.

The segment includes the loss on auction rate securities repurchased.  Refer to the discussion of the ARS matter in Item 3 “Legal Proceedings” and information on the securities held in our ARS portfolio in Notes 3 and 5 of our Notes to Consolidated Financial Statements.

Year ended September 30, 2010 compared with the year ended September 30, 2009 – Other

Pre-tax loss arising from this segment increased $21 million, or 106%, for the year as compared to the prior year.  This decrease was driven by the interest expense on our senior debt issued in August, 2009.  Annual interest expense on this debt is $26 million.  The increase over the prior year is because the prior year included approximately two months of this interest expense, as compared to a full year of interest expense in fiscal 2010.  Total revenues increased by approximately $900,000, or 13%, as compared to the prior year primarily due to a $3 million increase in the value of certain investments.  This increase was partially offset by a decrease in interest earnings on cash of $1 million, and $2 million fewer proceeds from company-owned life insurance which is held as a funding vehicle for non-qualified deferred compensation programs.

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

Cash provided by operating activities during the year ended September 30, 2011 was $1.6 billion, mainly driven by an increase in cash resulting from our successful operating results for the year, an increase in brokerage client payables and other accounts payable, an increase in stock loaned (net of stock borrowed), and  a decrease in trading instruments, net.  These increases were partially offset by the use of operating cash resulting from an increase in assets segregated pursuant to regulations and other segregated assets and by the purchase and origination of loans held for sale (net of proceeds received).  Segregated assets increased as a result of an increase in customer deposits, partially offset by a decrease resulting from the prior year transactions associated with the point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution at September 30, 2010 not recurring as of September 30, 2011.  RJ Bank was granted an exception to the balance sheet test as of September 30, 2011 (for more information regarding these point-in-time transactions, see Notes 2 and 22 of the Notes to Consolidated Financial Statements in this Form 10-K).

Investing activities used $400 million of cash in the year ended September 30, 2011.  The use of cash was to fund an increase in net loans and to purchase ARS (see further discussion of the ARS matter in Item 3:  Legal Proceedings, and in Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K).  These investing uses of cash were partially offset by cash received from the maturation, sales, repayment and redemptions of certain available for sale securities in our portfolio and from the redemptions of FHLB stock.

Financing activities used $1.7 billion of cash in the year ended September 30, 2011.  Increases in bank deposit balances and the issuance of senior notes through a registered underwritten public offering (for more information regarding our senior notes, see Note 14 of the Notes to Consolidated Financial Statements in this Form 10-K) resulted in increases in cash provided by financing activities.  The primary use of cash provided by financing activities were repayments on certain lines of credit as well as repayments of certain borrowings that were made as of September 30, 2010 to meet the point-in-time regulatory balance sheet composition requirements related to RJ Bank’s qualifying as a thrift institution.  As mentioned in the operating activities discussion above, transactions related to the point-in-time regulatory balance sheet composition test did not occur as of September 30, 2011.  Additionally, cash was used during the year for the payment of dividends to shareholders and to a lesser extent, the repurchase of our shares.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of liquidity

We have approximately $474 million of available cash and cash equivalents as of September 30, 2011 (comprised primarily of $250 million of cash and cash equivalents held on deposit at RJ Bank in the parent company’s account, and  $221 million of cash and cash equivalents which is invested by RJ&A on behalf of RJF).  Additionally, we have various potential sources of liquidity as set forth below.

Liquidity available from subsidiaries

Liquidity is principally available to the parent company from RJ&A, which is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At September 30, 2011, RJ&A exceeded both the minimum regulatory, and its financing covenants, net capital requirements. At that date, RJ&A had excess net capital of approximately $380 million, of which approximately $182 million is available for dividend (after taking into account regulatory and covenant restrictions) while still maintaining its net capital at 15% of aggregate debit items, its current internal and informal policy.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval.

Subject to 30-day notification and approval by its regulator, RJ Bank may pay dividends to the parent company as long as RJ Bank maintains its “well capitalized” status under bank regulatory capital guidelines.  During the year ended September 30, 2011, RJ Bank made $100 million in dividend payments to RJF.  RJF made capital contributions of $25 million to         RJ Bank during the same period.  RJ Bank had approximately $126 million of capital in excess of the amount it would need as of September 30, 2011 to maintain a total capital to risk-weighted assets ratio of 12%, its current policy.  See further discussion of RJ Bank’s ability to pay dividends in Note 22 of the Notes to the Consolidated Financial Statements.

One of our non-broker-dealer subsidiaries, RJ Securities, Inc., currently holds the ARS portion of the available for sale securities portfolio, which approximates $196 million at fair value as of September 30, 2011.  Any redemptions by issuers of the ARS will create liquidity during the period such redemption occurs.

Liquidity available to us from our subsidiaries, other than RJ&A, RJ Bank and RJ Securities, Inc., is relatively insignificant and, in certain instances, may be subject to regulatory requirements.

Borrowings and financing arrangements

The following table presents our domestic financing arrangements with third-party lenders as of September 30, 2011:

	Committed secured	Uncommitted secured (1)	Uncommitted unsecured (1)	Total
	($ in thousands)

RJ&A	$425,000	$1,035,100	$375,000	$1,835,100
RJF	-	-	100,000	100,000
Total	$425,000	$1,035,100	$475,000	$1,935,100

Total number of agreements	4	6	7

(1)       Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The committed domestic financing arrangements are in the form of either tri-party repurchase agreements, bilateral repurchase agreements or a secured line of credit.  The uncommitted domestic financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13.4 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of September 30, 2011.

RJ Bank had $1 billion in immediate credit available from the FHLB on September 30, 2011 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the FRB’s discount-window program; however, RJ Bank does not view borrowings from the FRB as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the FRB.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase.  At September 30, 2011, collateralized financings outstanding in the amount of $188.8 million are included in securities sold under agreements to repurchase on the Consolidated Statements of Financial Condition. Of this total, outstanding borrowings on the committed and uncommitted Repurchase Agreements were $89.9 million and $98.9 million, respectively, as of September 30, 2011.  Such financings are generally collateralized by non-customer, RJ&A-owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

The average daily balance outstanding during the five most recent successive quarters and the period ended balances at each respective period end for Repurchase Agreements and Reverse Repurchase Agreements are as follows:

	Repurchase transactions		Reverse repurchase transactions
For the period ended:	Average daily balance outstanding	End of period balance outstanding	Average daily balance outstanding	End of period balance outstanding
	(in thousands)

September 30, 2011	$145,574	$188,745	$425,248	$398,247
June 30, 2011	62,527	64,988	473,739	470,407
March 31, 2011	66,848	62,292	444,640	390,376
December 31, 2010	76,973	166,815	402,804	456,239
September 30, 2010	158,489	233,346	326,927	344,652

At September 30, 2011 and September 30, 2010, we had other debt of $612 million and $356 million, respectively. The balance at September 30, 2011 is comprised of a $53 million balance outstanding on our mortgage loan for our home-office complex, $9 million outstanding on term loan financing provided to RJES, $300 million outstanding on our 8.60% senior notes due August 2019, and $250 million outstanding on our 4.25% senior notes due April 2016.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard and Poor’s	BBB	Stable
Moody’s Investor Service	Baa2	Stable

The S&P rating and outlook as presented in their November, 2011 report reflects no change in the rating and an improved outlook as compared to their previous report. The Moody’s Investor Service rating and outlook are from their October, 2010 report, which reflected no change in the rating and an improved outlook as compared to their previous report. We believe our current long-term debt ratings depend upon a number of factors including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings.  Any rating downgrades could increase our costs in the event we were to pursue obtaining additional financing.

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. We are able to borrow up to 90% of the cash surrender value of certain of these policies.  The policies which we could readily borrow against have a cash surrender value of approximately $104.7 million as of September 30, 2011.  There are no borrowings outstanding against any of these policies as of September 30, 2011.

On May 29, 2009 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune. In August 2009, we sold $300 million in aggregate principal amount of 8.60% senior notes due in August 2019, through a registered underwritten public offering.  In April 2011, we sold $250 million in aggregate principal amount of 4.25% senior notes due April 2016, through a registered underwritten public offering.  The registration statement is effective through May, 2012 and could facilitate future capital raising activities.

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

Total assets of $18 billion at September 30, 2011 were approximately 1% higher than total assets as of September 30, 2010.  However, the prior year balances included approximately $3.1 billion in assets associated with transactions required to meet RJ Bank’s point-in-time regulatory balance sheet composition requirements test.  As of September 30, 2011, similar transactions did not occur since RJ Bank was granted an exception to the balance sheet composition requirements test through September 29, 2012 (see Note 22 of our Notes to Consolidated Financial Statements for more information regarding these point-in-time requirements).  Exclusive of these prior year point-in-time test transactions, total assets as of September 30, 2011 increased 22%.  This increase is primarily a result of increases in cash and cash equivalents, assets segregated pursuant to regulations and other segregated assets and an increase in our bank loan assets.  Our cash and other segregated assets balances as of September 30, 2011 were higher than the prior year due in large part to the August and September 2011 market volatility which resulted in many of our clients increasing their holdings of cash equivalents.  These increased holdings exhausted our capacity to invest such amounts at unaffiliated financial institutions through the RJBDP which, in turn, resulted in RJ Bank carrying substantially higher cash balances.

As of September 30, 2011, our liabilities of $15.1 billion were 1% less than our liabilities as of September 30, 2010.  Similar to the discussion above regarding the impact of the point-in-time transactions on asset balances, the prior year liability balances included borrowings associated with such point-in-time transactions.  Exclusive of these prior year transactions, total liabilities at September 30, 2011 as compared to the prior year increased 24%.  This increase results primarily from the factors described above for the increase in assets.  As our clients shifted their portfolios to cash, our brokerage client payables increased and without the capacity to invest in unaffiliated banks through the RJBDP, the bank deposit liability at RJ Bank increased.  Additionally, corporate debt increased during the year as a result of our issuance of $250 million in aggregate principal amount of 4.25% senior notes due April 2016.

Contractual obligations, commitments and contingencies

We have contractual obligations to make future payments in connection with short- and long-term debt, non-cancelable lease agreements, partnership and limited liability company investments, commitments to extend credit, underwriting commitments and a naming rights agreement.  The following table sets forth these contractual obligations by fiscal year:

	Total	2012	2013	2014	2015	2016	Thereafter
	(in thousands)

Debt (1)	$611,968	$9,841	$6,960	$3,860	$4,086	$254,325	$332,896
Loans payable of consolidated variable interest entities(2)	99,982	21,332	18,771	19,088	17,958	12,978	9,855
Operating leases	229,671	45,996	41,811	33,475	27,291	23,732	57,366
Investments - private equity partnerships	31,073	31,073	-	-	-	-	-
Certificates of deposit (3)	245,340	49,755	39,429	27,331	65,407	63,418	-
Commitments to extend credit - RJ Bank (4)	2,263,962	2,263,962	-	-	-	-	-
RJ Bank loans purchased, not yet settled	72,700	72,700	-	-	-	-	-
RJ Bank commitment to purchase Canadian loans(5)	500,000	500,000	-	-	-	-	-
Commitments to real estate entities	2,876	2,876	-	-	-	-	-
Commitment to purchase real estate in Pasco County, Florida(6)	3,500	3,500	-	-	-	-	-
Underwriting commitments	861	861	-	-	-	-	-
Naming rights for Raymond James stadium	16,705	3,687	3,835	3,988	4,148	1,047	-
Loans and commitments to financial advisors	20,932	17,761	2,667	504	-	-	-
Total	$4,099,570	$3,023,344	$113,473	$88,246	$118,890	$355,500	$400,117
(1)	See Notes 12 and 14 of the Notes to Consolidated Financial Statements for additional information.

(2)	Loans which are non-recourse to us. See Note 13 of the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 11 of the Notes to Consolidated Financial Statements for additional information.

(4)	See Note 23 of the Notes to Consolidated Financial Statements for additional information.

(5)	See discussion of this commitment to purchase Canadian loans discussed in the RJ Bank portion of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(6)	See discussion of this commitment in Item 2, “Properties.”

See Note 17 of the Notes to Consolidated Financial Statements for further information on our commitments and contingencies.

The Board of Directors has approved the use of up to $75 million for investment in proprietary merchant banking opportunities. As of September 30, 2011, we have invested approximately $34.9 million. The use of this capital is subject to availability of funds.  These activities may be impacted by regulations resulting from the Dodd-Frank Act.  However, since the regulations have yet to be adopted, any impact is uncertain. Our Board of Directors has also approved up to $200 million in short-term special situations and bridge investments, primarily related to investment banking transactions. As of September 30, 2011, we did not have any such investments.

We are authorized by the Board of Directors to repurchase our common stock for general corporate purposes. There is no formal stock repurchase plan at this time.  From time to time our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. As of September 30, 2011 the unused portion of the current authorization was $60.2 million.

We are the lessor in a leveraged commercial aircraft transaction with Continental Airlines, Inc. (“Continental”).  Our ability to realize our expected return is dependent upon this airline’s ability to fulfill its lease obligation. In the event that this airline defaults on its lease commitment and the Trustee for the debt holders is unable to re-lease or sell the plane with adequate terms, we would suffer a loss of some or all of our investment.  The net value of our leveraged lease with Continental is approximately $8.4 million, which is included in Other Assets on our Consolidated Statements of Financial Condition, as of September 30, 2011.  This lease expires in May 2014.

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

Regulatory

Our broker-dealer subsidiaries are subject to requirements of the SEC in the United States and the IIROC in Canada relating to liquidity and capital standards.  Our domestic broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. RJ&A, a member firm of FINRA, is also subject to the rules of FINRA, whose requirements are substantially the same. Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined.  Rule 15c3-1 also provides for an “alternative net capital requirement,” which RJ&A, RJFS, EFD, Lane Berry & Co. International, LLC, Howe Barnes and Raymond James (USA) Ltd. have elected.  It requires that minimum net capital, as defined, be equal to the greater of $250,000 (or $1 million in the case of RJ&A) or two percent of Aggregate Debit Items arising from client transactions. FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of Aggregate Debit Items. RJ&A, RJFS, EFD, Lane Berry & Co. International, LLC, Howe Barnes and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of September 30, 2011.

RJ Ltd. is subject to the Minimum Capital Rule (By-Law No. 17 of the IIROC) and the Early Warning System (By-Law No. 30 of the IIROC). The Minimum Capital Rule requires that every member shall have and maintain at all times risk adjusted capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IIROC may from time to time prescribe. Insufficient Risk Adjusted Capital may result in suspension from membership in the stock exchanges or the IIROC. The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties. This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to its capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System. RJ Ltd. was not in Early Warning Level 1 or Level 2 during fiscal 2011 or 2010.

RJ Bank is subject to various regulatory and capital requirements administered by bank regulators.  See Item 1, Business – “Regulation”, for a discussion of the regulatory environment which RJ Bank operates, and see Note 22 of the Notes to Consolidated Financial Statements in this Form 10-K, for further information regarding RJ Bank’s capital.  Management believes that RJ Bank meets all capital adequacy requirements to which it is subject to as of September 30, 2011.

The Dodd-Frank Act has the potential to impact certain of our current business operations, including, but not limited to, its impact on RJ Bank which is discussed in Item 1, Business – “Regulation.”  Because of the nature of our business and our business practices, we do not expect the Dodd-Frank Act to have a significant impact on our operations as a whole. However, because many of the implementing regulations will result from further studies by various regulatory agencies, the specific impact on each of our businesses is uncertain.

Effective July 21, 2011 and in accordance with the Dodd-Frank Act, RJF as the holding company of RJ Bank, became subject to the oversight of the FRB.  In addition, the OTS merged into the OCC and, therefore, the OCC assumed responsibility from the OTS for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations, state and federal.

See Note 22 of the Notes to the Consolidated Financial Statements in this Form 10-K for further information on regulatory and capital requirements.

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

Level 2—Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e., prices for similar instruments). Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities (“ABS”), certain collateralized mortgage obligations (“CMO’s”), certain mortgage-backed securities (“MBS”) and most of our derivative instruments.

Level 3—Financial instruments reported in Level 3 have little, if any, market activity and are measured using our best estimate of fair value, where significant inputs into the determination of fair value are unobservable. These valuations require significant judgment or estimation. Instruments in this category generally include equity securities with unobservable inputs such as those investments made in our Proprietary Capital segment, certain non-agency CMOs, certain non-agency ABS and certain municipal and corporate obligations which include ARS.

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

Valuation techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics. We have determined the market for certain other types of financial instruments, including certain CMOs, ABS, certain collateralized debt obligations, and ARS, to be volatile, uncertain or inactive as of September 30, 2011. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. We considered the inactivity of the market to be evidenced by several factors, including a lack of price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

The specific valuation techniques utilized for the categorization of financial instruments presented in our Consolidated Statements of Financial Condition are described below.

Trading instruments and trading instruments sold but not yet purchased

Trading securities

Trading securities are comprised primarily of the financial instruments held by our broker-dealer subsidiaries (see Note 4 of the Notes to Consolidated Financial Statements for more information).  When available, we use quoted prices in active markets to determine the fair value of these securities.  Such instruments are classified within Level 1 of the fair value hierarchy.  Examples include exchange traded equity securities and liquid government debt securities.

When instruments are traded in secondary markets and quoted market prices do not exist for such securities, we utilize valuation techniques, including matrix pricing, to estimate fair value.  Matrix pricing generally utilizes spread-based models periodically re-calibrated to observable inputs such as market trades, or to dealer price bids in similar securities in order to derive the fair value of the instruments.  Valuation techniques may also rely on other observable inputs such as yield curves, interest rates and expected principal repayments, and default probabilities. Instruments valued using these inputs are typically classified within Level 2 of the fair value hierarchy.  We utilize prices from independent services to corroborate our estimate of fair value.  Depending upon the type of security, the pricing service may provide a listed price, a matrix price, or use other methods including broker-dealer price quotations.

Positions in illiquid securities that do not have readily determinable fair values require significant judgment or estimation.  For these securities, which include ARS, we use pricing models, discounted cash flow methodologies, or similar techniques.  Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments. Securities valued using these techniques are classified within Level 3 of the fair value hierarchy.  For certain CMOs, where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, these securities are currently classified as Level 3 even though we believe that Level 2 inputs will likely be obtainable should markets for these securities become more active in the future.

Derivatives

We enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or for our own account.  See Note 15 of the Notes to Consolidated Financial Statements for more information.

Fair values for our interest rate derivative contracts are obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions.  Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivative contracts are typically classified within Level 2 of the fair value hierarchy.  We utilize values obtained from third-party counterparty derivatives dealers to corroborate the output of our internal pricing models.  The fair value of any cash collateral exchanged as part of the interest rate swap contract is netted, by counterparty, against the fair value of the derivative instrument.

Available for sale securities

Available for sale securities are comprised primarily of MBS, CMOs or other mortgage-related debt securities held predominately by RJ Bank and ARS held by a non-broker-dealer subsidiary of RJF.  Debt and equity securities classified as available for sale are reported at fair value with unrealized gains and losses, net of deferred taxes, recorded through other comprehensive income and thereafter presented in shareholders' equity as a component of accumulated other comprehensive income (“AOCI”) unless the loss is considered to be other-than-temporary, in which case the related credit loss portion is recognized as a loss in other revenue.  Realized gains and losses on sales of such securities are recognized using the specific identification method and reflected in other revenue in the period they are sold.

The fair value of agency and senior non-agency securities is determined by obtaining third-party pricing service bid quotations and third-party broker-dealer quotes.  Third-party pricing service bid quotations are based on either current market data, or for any securities traded in markets where the trading activity has slowed significantly such as the CMO market, the most recently available market data. The third-party pricing service provides comparable price evaluations utilizing available market data for similar securities.  The market data the third-party pricing service utilizes for these price evaluations includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience.  In order to validate that the pricing information used by the third-party pricing service is observable, we request, on a quarterly basis, some of the key market data available for a sample of senior securities and compare this data to that which we observed in our independent accumulation of market information.  Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

For senior non-agency securities where a significant difference exists between the third-party pricing service bid quotation and the third-party broker-dealer quote, we utilize a discounted cash flow analysis to determine which third-party price quote is most representative of fair value under the current market conditions.  The fair values for all senior non-agency securities at September 30, 2011 were based on the respective third-party pricing service bid quotation.  Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

ARS are long-term variable rate securities tied to short-term interest rates that were intended to be reset through a “Dutch auction” process, which generally occurs every seven to 35 days.  Holders of ARS were previously able to liquidate their holdings to prospective buyers by participating in the auctions.  During 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process.  The fair value of the ARS holdings is estimated based on internal pricing models.  The pricing model takes into consideration the characteristics of the underlying securities, as well as multiple inputs including the issuer and their credit quality, data from any recent trades, the expected timing of redemptions and an estimated yield premium that a market participant would require over otherwise comparable securities to compensate for the illiquidity of the ARS.  These inputs require significant management judgment and, accordingly, these securities are classified within Level 3 of the fair value hierarchy.

For debt securities in an unrealized loss position at the reporting period end, we make an assessment whether these securities are impaired on an other-than-temporary basis.  In order to evaluate our risk exposure and any potential impairment of these securities, on at least a quarterly basis, we review the characteristics of each security owned such as collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses, collateral coverage and presence of U.S. government or government agency guarantees.  The following factors are considered to determine whether an impairment is other-than-temporary: our intention to sell the security, our assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that we will recover the amortized cost basis of a security in full outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry, forecasted performance of the security, and any changes to the rating of the security by a rating agency. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written-down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded net of deferred taxes in other comprehensive income and are thereafter presented in equity as a component of AOCI.  The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security.  The previous amortized cost basis of the security less the other-than-temporary impairment recognized in earnings establishes the new cost basis for the security.

We estimate the portion of loss attributable to credit using a discounted cash flow model. Our discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis.  These assumptions are subject to change depending on a number of factors such as economic conditions, changes in home prices, and delinquency and foreclosure statistics, among others.  Events that may trigger material declines in fair values or additional credit losses for these securities in the future would include, but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

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

Direct private equity investments are valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate.  The carrying values of these investments are adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and discounted cash flow models incorporating changes in market outlook.  Investments in funds structured as limited partnerships are generally valued based on the financial statements of the partnerships.  Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Other investments

Other investments consist primarily of Canadian government bonds and term deposits with Canadian financial institutions.  The Canadian government bonds are measured at fair value with any changes recognized in our Consolidated Statements of Income and Comprehensive Income for the period.  The fair value is based upon recent external market transactions.  The Canadian financial institution term deposits are recorded at cost, which approximates market value.  These investments are classified within Level 1 of the fair value hierarchy.

Level 3 assets and liabilities

Level 3 assets were $368 million and $176 million as of September 30, 2011 and 2010, respectively, and represented 28% and 13.1% of total assets measured at fair value as of September 30, 2011 and 2010, respectively.  Our investments in private equity comprise $169 million, or 46%, and our ARS positions comprise $196 million, or 53%, of the Level 3 assets as of September 30, 2011.  Our investments in private equity comprised $161 million, or 92%, of Level 3 assets as of September 30, 2010.  Altogether, our Level 3 assets represent 12.5% and 6.8% of total equity as of September 30, 2011 and 2010, respectively.

See Note 5 in the Notes to Consolidated Financial Statements for more information on our ARS holdings which are included in available for sale securities.

Financial instruments which are liabilities categorized as Level 3 amount to less than $100,000 as of both September 30, 2011 and 2010, and represent less than 1% of both total liabilities, and total equity, measured as of the end of each reporting period.

Goodwill

Goodwill involves the application of significant management judgment.  Of our total goodwill of $72 million, $30 million arose from our acquisition of Roney & Co. (now part of RJ&A) which occurred during fiscal year 1999, $33 million arose from our acquisition of Goepel McDermid, Inc. (now RJ Ltd.) which occurred during fiscal year 2001, $2 million arose from our acquisition of Howe Barnes which occurred in April 2011 and $7 million arose from our increased share of ownership in RJES which also occurred in April 2011.  See Note 1 in the Notes to Consolidated Financial Statements for information on the goodwill for Howe Barnes and RJES.  This goodwill was allocated to the reporting units; $48 million is included in the PCG segment and $24 million is included in the Capital Markets segment. We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of the equity of a reporting unit below its carrying value.  This impairment testing involves assigning tangible assets and liabilities, identified intangible assets and goodwill to the reporting units and comparing the fair value of the equity of each reporting unit to its carrying value.

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

During the quarter ended March 31, 2011, we updated our income approach and market approach valuation models as of December 31, 2010 for the PCG and Capital Markets reporting units which have an allocation of goodwill (excluding goodwill acquired in April 2011).  Based upon this updated analysis, we concluded that the goodwill allocated to our reporting units was not impaired at December 31, 2010.  Our valuation estimates for those reporting units indicated that the fair values of their equity were substantially in excess of their book carrying values, which include the allocated goodwill.  No events have occurred since the completion of that analysis that would cause us to update the annual impairment testing we last performed as of December 31, 2010.

We will continue to perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not have resulted in a reduction of the fair value of a reporting unit to an amount less than its carrying amount.

Loss provisions

Loss provisions arising from legal proceedings

We recognize liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  The estimated range of possible loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and uncertainties.  When a range of possible loss can be estimated, we accrue the most likely amount of possible loss within that range; if the most likely amount within that range is not determinable, we accrue a minimum based on the range of possible loss.  No liability is recognized for those matters which, in managements judgment, the determination of a reasonable estimate of loss is not possible.

We record liabilities related to legal proceedings in trade and other payables within our Consolidated Statements of Financial Condition.  The determination of whether a loss is probable, and if so the possible loss amount, requires significant judgment.  We consider many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees; previous results in similar cases; and legal precedents and case law.  Each legal proceeding is reviewed with counsel in each accounting period and the liability is adjusted as we consider appropriate.  Any change in the liability amount is recorded in the consolidated financial statements and is recognized as either a charge or a credit to net income in that period.  The actual costs of resolving legal proceedings may be substantially higher or lower than the recorded liability amounts for those matters.

Loss provisions arising from operations of our Broker-Dealers

We offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes.  These loans are generally repaid over a five to eight year period with interest recognized as earned.  Additionally, there are no fees or costs associated with these loans.  We assess future recoverability of these loans through analysis of individual financial advisor production or other performance standards.  In the event that the financial advisor becomes no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us.  In determining the allowance for doubtful accounts from former employees or independent contractors, management considers a number of factors including; any amounts due at termination, the reasons for the terminated relationship, the former financial advisor’s overall financial position, and our historical collection experience.  When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balances of such loans are written off and the corresponding allowance is reduced.

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

Loan loss provisions arising from operations of RJ Bank

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio.  Refer to Note 1 of the Notes to the Consolidated Financial Statements in this form 10-K for discussion of RJ Bank’s policies regarding the allowance for loan losses, and refer to Note 7 of the Notes to the Consolidated Financial Statements in this form 10-K for quantitative information regarding the allowance balances as of September 30, 2011.

At September 30, 2011, the amortized cost of all RJ Bank loans was $6.7 billion and an allowance for loan losses of $145.7 million was recorded against that balance.  The total allowance for loan losses is equal to 2.18% of the amortized cost of the loan portfolio.

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

Income taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.  GAAP recognizes that the final outcome of certain tax positions we may take are uncertain, and provides standards for reflecting these uncertainties in our financial statements.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.  Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or liquidity.  See Note 16 of the Notes to Financial Statements in this Form 10-K for further information on our uncertain tax positions.

Effects of recently issued accounting standards and accounting standards not yet adopted

In June 2009, the FASB issued new guidance regarding the accounting for transfers of financial assets, as an amendment of previously issued guidance. This new guidance eliminates the Qualified Special Purpose Entity (“QSPE”) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions.  We adopted this new guidance as of October 1, 2010.  There was no significant impact on our consolidated financial statements as a result of our application of this new guidance.

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former QSPEs for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any variable interest entities to which we are a party. We adopted this new guidance as of October 1, 2010.  Upon adoption, we deconsolidated two low-income housing tax credit (“LIHTC”) funds of which we determined we are no longer the primary beneficiary, and consolidated two other LIHTC funds of which we determined we are the primary beneficiary under the new guidance.  See Note 1of the Notes to Consolidated Financial Statements in this Form 10-K for more information on the adoption of this new accounting guidance.

In July 2010, the FASB issued new guidance that requires enhanced disclosure about our allowances for loan losses and credit quality of our financing receivables.  This new guidance is intended to provide greater transparency about credit risk exposures and the adequacy of the allowance for loan losses and other financing receivables and includes disaggregation of existing disclosures based on what management uses when assessing and monitoring the financing receivable’s risk and performance.  Additionally, new financial statement disclosures related to credit quality indicators, aging of financing receivables, and any significant purchases and sales were required.  See Notes 1 and 7 of the Notes to Consolidated Financial Statements in this Form 10-K for the disclosures arising from our adoption of this new accounting guidance.  The adoption of this new accounting guidance resulted in additional disclosures, but did not have any impact on our financial position or results of operations.

In April 2011, the FASB issued new guidance regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring (“TDR”).  This new guidance requires creditors to evaluate modifications and restructurings using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs.  This new guidance is effective for us in our period ending September 30, 2011.  Our adoption of this guidance resulted in additional disclosures but did not have a significant impact on our consolidated financial position or results of operations.  See these disclosures included in Note 1 and Note 7 of the Notes to Consolidated Financial Statements in this Form 10-K.

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

In May 2011, the FASB issued new guidance amending the existing pronouncement related to fair value measurement.  This new guidance primarily expands the existing disclosure requirements for fair value.  Specifically, the new guidance mandates the following additional disclosures:  1) the amount of any transfers between Level 1 and Level 2 of the fair value hierarchy,  2) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement of Level 3 instruments,  3) a qualitative discussion of the sensitivity of the fair value to changes in unobservable inputs and any inter-relationships between those inputs that magnify or mitigate the effect on the measurement of Level 3 instruments and 4) the level within the fair value hierarchy, of items that are not measured at fair value in the statement of financial condition but whose fair value must be disclosed.  This new guidance is effective for us prospectively beginning January 1, 2012.  We expect the adoption of this new guidance will result in an increase of certain of our financial statement disclosures, but the adoption will not have any impact on our financial position or results of operations.

In June 2011, the FASB issued new guidance amending the existing pronouncement regarding the presentation of comprehensive income.  This new guidance reduces the alternatives for the presentation of the components of other comprehensive income.  Specifically, it eliminates the alternative of presenting them as part of the Statement of Changes in Shareholders’ Equity.  This new guidance is effective for fiscal years and interim periods within those years, beginning December 15, 2011; however, early adoption is permitted.  We currently present the components of other comprehensive income within our Consolidated Statements of Income and Comprehensive Income and, therefore, the adoption of this new guidance does not impact us.

In September 2011, the FASB issued new guidance amending the existing pronouncement regarding the annual evaluation of goodwill for potential impairment.  This new guidance adds a new optional step to the prior guidance.  This new step is an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test.  If one concludes, based on qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required.  This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; early adoption is permitted.  We chose not to adopt this new guidance in fiscal year 2011 since we had already completed our annual impairment testing under the prior guidance when this new guidance was issued.  We do not expect our adoption of this new guidance in fiscal year 2012 to have any impact on our financial position or results of operations.

Off-Balance Sheet arrangements

Information concerning our off-balance sheet arrangements is included in Note 17 of the Notes to Consolidated Financial Statements.  Such information is hereby incorporated by reference.

Effects of inflation

Our assets are primarily liquid in nature and are not significantly affected by inflation.  However, the rate of inflation affects our expenses, including employee compensation, communications and occupancy, which may not be readily recoverable through charges for services we provide to our clients.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

Risks are an inherent part of our business and activities.  Management of these risks is critical to our fiscal soundness and profitability.  Our risk management processes are multi-faceted and require communication, judgment and knowledge of financial products and markets.  We have a formal Enterprise Risk Management program to assess and review aggregate risks across the firm.  Additionally, our senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment, monitoring and control of various risks.  The principal risks involved in our business activities are market, credit, liquidity, operational, and regulatory and legal.

Market risk

Market risk is our risk of loss resulting from changes in interest rates and security prices. We have exposure to market risk primarily through our broker-dealer and banking operations. Our broker-dealer subsidiaries, primarily RJ&A, trade tax-exempt and taxable debt obligations and act as an active market maker in over 900 listed and over-the-counter equity securities. In connection with these activities, we maintain inventories in order to ensure availability of securities and to facilitate client transactions. RJ Bank holds investments in MBS and CMOs within its available for sale securities portfolio as well as Small Business Administration (“SBA”) loan securitizations not yet transferred. We hold certain ARS in a non-broker-dealer subsidiary of RJF.  Additionally, primarily within our Canadian broker-dealer subsidiary, we invest in securities for our own proprietary equity investment account.

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

Changes in value of our trading inventory may result from fluctuations in interest rates, issuers’ perceived or actual ability to meet their repayment obligations, equity prices, conditions impacting the economy as a whole, and the correlation among these factors. We manage our trading inventory by product type and have established trading divisions that have responsibility for each product type. Our primary method of controlling risk in our trading inventory is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into and other risk-based limits. Limits are established both for categories of securities (e.g., OTC equities, corporate bonds, municipal bonds) and for individual traders.  Position limits in trading inventory accounts are monitored on a daily basis. Consolidated position and exposure reports are prepared and distributed to senior management. Limit violations are carefully monitored. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings. For derivatives, primarily interest rate swaps, we monitor the exposure in our derivatives subsidiary daily based on established limits with respect to a number of factors, including interest rate, spread, ratio, basis, and volatility risk. These exposures are monitored both on a total portfolio basis and separately for selected maturity periods.

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

To calculate VaR, we use historical simulation.  This approach assumes that historical changes in market conditions are representative of future changes.  The simulation is based upon daily market data for the previous twelve months.  VaR is reported at a 99% confidence level based on a one-day time horizon.  This means that we could expect to incur losses greater than those predicted by the VaR estimates only once in every 100 trading days, or about 2.5 times a year on average over the course of time.  During the year ended September 30, 2011, the reported daily loss in the institutional fixed income trading portfolio exceeded the predicted VaR one time.

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

The following tables set forth the high, low, and daily average VaR for our overall institutional fixed income portfolio with the corresponding dollar value of our portfolio as of the periods and dates indicated:

	Year ended September 30, 2011			VaR at September 30,
	High	Low	Daily average	2011	2010

	($ in thousands)

Daily VaR	$1,049	$211	$644	$441	$247
Related portfolio value (net) (1)	204,955	299,698	212,648	220,436	239,845
VaR as a percent of portfolio value	0.51%	0.07%	0.31%	0.20%	0.10%

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

In addition, see Note 15 of the Notes to Consolidated Financial Statements for additional information regarding our derivative financial statements.

RJ Bank maintains an earning asset portfolio that is comprised of C&I, commercial and residential real estate, and consumer loans, as well as MBS, CMOs, SBA loan securitizations, deposits at other banks and other investments.  Those earning assets are funded by RJ Bank’s obligations to customers.  Based on the current earning asset portfolio of RJ Bank, market risk for RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the period, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising should the economic environment begin to improve.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s asset liability management committee is to manage the sensitivity of net interest income to changes in market interest rates. This committee uses several measures to monitor and limit RJ Bank’s interest rate risk including scenario analysis, repricing gap analysis and limits, and net portfolio value and limits.  Simulation models and estimation techniques are used to assess the sensitivity of the net interest income stream to movements in interest rates.  Assumptions about consumer behavior play an important role in these calculations; this is particularly relevant for loans such as mortgages where the client has the right, but not the obligation, to repay before the scheduled maturity.  To ensure that RJ Bank is within its limits established for net interest income, a sensitivity analysis of net interest income to interest rate conditions is estimated for a variety of scenarios.  RJ Bank utilizes an internally developed asset/liability model using standard industry software to analyze the available data.  The model calculates changes in net interest income by calculating interest income and interest expense from existing assets and liabilities using current repricing, prepayment, and volume assumptions.  Various interest rate scenarios are modeled in order to determine the effect those scenarios would have on net interest income.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)

+300	$314,018	2.02%
+200	317,398	3.12%
+100	317,071	3.02%
-	307,789	-
-100	287,719	(6.52)%

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at September 30, 2011:

	Repricing opportunities
	0 - 6 months	7 - 12 months	1 - 5 years	5 or more years
	(in thousands)
Interest-earning assets:
Loans	$5,704,839	$635,639	$336,180	$62,588
Available for sale securities	177,370	26,859	105,025	61,822
Other investments	1,912,713	-	-	-
Total interest-earning assets	7,794,922	662,498	441,205	124,410
Interest-bearing liabilities:
Transaction and savings accounts	7,493,982	-	-	-
Certificates of deposit	27,941	21,814	195,585	-
Total interest-bearing liabilities	7,521,923	21,814	195,585	-
Gap	272,999	640,684	245,620	124,410
Cumulative gap	$272,999	$913,683	$1,159,303	$1,283,713

The following table shows the contractual maturities of RJ Bank’s loan portfolio at September 30, 2011, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
		> One year -
	One year or less	five years	> 5 years	Total
	(in thousands)

Loans held for sale	$-	$-	$92,748	$92,748
Loans held for investment:
C&I loans	110,566	2,597,386	1,392,987	4,100,939
CRE construction loans	22,939	6,148	-	29,087
CRE loans	344,451	374,789	23,649	742,889
Residential mortgage loans	729	13,191	1,742,566	1,756,486
Consumer loans	7,064	374	-	7,438
Total loans held for investment	485,749	2,991,888	3,159,202	6,636,839
Total loans	$485,749	$2,991,888	$3,251,950	$6,729,587

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at September 30, 2011:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)

Loans held for sale	$2,712	$90,036		$92,748
Loans held for investment:
C&I loans	3,701	3,986,672		3,990,373
CRE construction loans	-	6,148		6,148
CRE loans	1,722	396,716		398,438
Residential mortgage loans	117,023	1,638,734	(2)	1,755,757
Consumer loans	-	374		374
Total loans held for investment	122,446	6,028,644		6,151,090
Total loans	$125,158	$6,118,680		$6,243,838

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the “Credit Risk” discussion within Item 7A of this Form 10-K for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the year ended September 30, 2011 was CDN $15.2 million.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates and our investments in foreign subsidiaries. In order to mitigate the former risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of September 30, 2011, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $2.5 million and CDN $15.1 million, respectively.  To date, we have elected not to hedge the carrying value of our investments in foreign subsidiaries.

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

The valuation of the mortgage-backed securities and non-agency CMOs held as available for sale securities by RJ Bank is impacted by the credit risk associated with the underlying residential loans. Underlying loan characteristics associated with this risk are considered in valuing these securities. ARS held by a non-broker-dealer subsidiary of RJF is impacted by the credit worthiness of the ARS issuer.  See Note 5 of the Notes to the Consolidated Financial Statements for more information.

See Notes 1 and 7 of the Notes to Consolidated Financial Statements in this Form 10-K for additional disclosures arising from new accounting guidance regarding the credit quality of our financing receivables.

RJ Bank has significant corporate and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector where RJ Bank has a significant exposure could result in large provisions for loan losses and/or charge-offs.

RJ Bank’s strategy for credit risk management includes conservative and well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all corporate, residential and consumer credit exposures.  The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and management reviews of all corporate loans and individual delinquent residential and consumer loans.  The credit risk management process also includes an annual independent review of the credit risk monitoring process that performs assessments of compliance with corporate, residential mortgage and consumer credit policies, risk ratings, and other critical credit information.  RJ Bank seeks to identify potential problem loans early, reflect any necessary risk rating changes and record charge-offs promptly and maintain appropriate reserve levels for probable incurred loan losses.

In evaluating credit risk, RJ Bank considers trends in loan performance, the level of allowance coverage relative to similar banking institutions, industry or customer concentrations, the loan portfolio composition and macroeconomic factors.  During fiscal year 2011 corporate profit levels have improved but have remained weak as compared to historic levels.  Unemployment rates have remained high.  Retail sales have been sluggish and credit quality trends, while improved in some sectors, remain somewhat tenuous.  All of these factors have a potentially negative impact on loan performance.  However, during fiscal year 2011, corporate borrowers have continued to access the markets for new equity and debt.  The further decline in residential home values in certain geographies has continued to have a significant adverse impact on residential mortgage loan performance.  These factors have negatively affected, and may continue to adversely impact, our provision for loan losses and net charge-offs.

Several factors were taken into consideration in evaluating the allowance for loan losses at September 30, 2011, including the risk profile of the portfolios, net charge-offs during the period, the level of nonperforming loans, and delinquency ratios.  RJ Bank also considered the uncertainty related to certain industry sectors and the extent of credit exposure to specific borrowers within the portfolio.  RJ Bank further stratified the performing residential loan portfolio based upon updated LTV estimates with higher reserve percentages allocated to the higher LTV loans.  Finally, RJ Bank considered current economic conditions that might impact the portfolio.  RJ Bank determined the allowance that was required for specific loan grades based on relative risk characteristics of the loan portfolio. On an ongoing basis, RJ Bank evaluates its methods for determining the allowance for each class of loans and makes enhancements it considers appropriate.

Changes in the allowance for loan losses of RJ Bank are as follows:

	Year ended September 30,
	2011	2010	2009	2008	2007
	($ in thousands)

Allowance for loan losses, beginning of period	$147,084	$150,272	$88,155	$47,022	$18,694
Provision for loan losses	33,655	80,413	169,341	54,749	29,410
Charge-offs:
C&I loans	(458)
CRE construction loans	-	-	(3,222)	-	(629)
CRE loans	(15,204)	(56,402)	(77,317)	(10,169)	-
Residential mortgage loans	(22,501)	(30,837)	(27,314)	(3,745)	(454)
Consumer	(255)	-	-	-	-
Total charge-offs	(38,418)	(87,239)	(107,853)	(13,914)	(1,083)
Recoveries:
CRE loans	1,670	2,349	1	-	-
Residential mortgage loans	1,744	1,289	628	298	1
Consumer	9	-	-	-	-
Total recoveries	3,423	3,638	629	298	1
Net charge-offs	(34,995)	(83,601)	(107,224)	(13,616)	(1,082)
Allowance for loan losses, end of period	$145,744	$147,084	$150,272	$88,155	$47,022

Allowance for loan losses to total bank loans outstanding	2.18%	2.36%	2.23%	1.23%	1.00%

The primary factors impacting the provision for loan losses during fiscal year 2011 were an improvement in the credit quality within the CRE portfolio, an improvement in the credit characteristics of certain problem corporate loans, a significant reduction in loan charge-offs and the stabilization of the balance of residential mortgage nonperforming loans.  In addition, although the amount of nonperforming loans remains elevated by historical standards, somewhat improved economic conditions relative to the prior year have limited the amount of new problem loans.  The current period’s provision for loan losses also includes $2 million as a result of the impact of the banking regulators’ annual SNC exam.  The prior period’s provision for loan losses included over $8 million in relation to the SNC exam results.

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment:

	Year ended September 30,
	2011		2010		2009
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans

	($ in thousands)

C&I loans	$(458)	0.01%	$-	-	$-	-
CRE construction loans	-	-	-	-	(3,222)	0.96%
CRE loans	(13,534)	1.70%	(54,053)	5.56%	(77,316)	4.22%
Residential mortgage loans	(20,757)	1.12%	(29,548)	1.34%	(26,686)	0.99%
Consumer loans	(246)	3.55%	-	-	-	-
Total	$(34,995)	0.56%	$(83,601)	1.30%	$(107,224)	1.43%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 58% decline in net charge-offs compared to the prior year was primarily attributable to improved credit quality in the CRE loan portfolio in addition to a stabilization of the balance in nonperforming residential mortgage loans.

The table below presents nonperforming loans and total allowance for loan losses:

	Year ended September 30,
	2011		2010		2009
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance

	(in thousands)

Loans held for sale	$-	$(5)	$-	$(23)	$-	$(7)
Loans held for investment:
C&I loans	25,685	(81,267)	-	(60,464)	-	(84,841)
CRE construction loans	-	(490)	-	(4,473)	-	(3,237)
CRE loans	15,842	(30,752)	67,901	(47,771)	86,422	(34,018)
Residential mortgage loans	91,796	(33,210)	86,082	(34,297)	71,960	(28,081)
Consumer loans	-	(20)	-	(56)	-	(88)
Total	$133,323	$(145,744)	$153,983	$(147,084)	$158,382	$(150,272)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased 13% during the year ended September 30, 2011.  This decrease was primarily due to a $52 million reduction in nonperforming CRE loans, partially offset by an increase of $26 million in nonperforming C&I loans and an increase of $5 million in nonperforming residential mortgage loans. Included in nonperforming residential mortgage loans are $78.1 million in loans for which $43.3 million in charge-offs were previously recorded.

Loan underwriting policies

A component of RJ Bank’s credit risk management strategy is conservative, well-defined policies and procedures. RJ Bank’s underwriting policies for the major types of loans are:

Residential and consumer loan portfolio

RJ Bank's residential mortgage loan portfolio consists of first mortgage loans originated by RJ Bank via referrals from our PCG financial advisors and the general public as well as first mortgage loans purchased by RJ Bank originated by select large financial institutions.  All of RJ Bank's residential mortgage loans adhere to strict underwriting parameters pertaining to credit score and credit history, debt-to-income ratio of the borrower, LTV, and combined LTV (including second mortgage/home equity loans).  Approximately 90% of the residential loans are fully documented loans and 99% of the residential mortgage loan portfolio is to owner-occupant borrowers for their primary or second home residences.  Virtually all of RJ Bank’s residential loans are adjustable rate mortgage (“ARM”) loans.  Approximately 40% of first lien residential mortgage loans are ARMs with interest-only payments based on a fixed rate for an initial period of the loan, typically 3-5 years, then become fully amortizing, subject to annual and lifetime interest rate caps.  RJ Bank does not originate or purchase option ARM loans with negative amortization, reverse mortgages, or other types of exotic loan products. Loans with deeply discounted teaser rates are not originated or purchased. Originated 15 or 30-year fixed-rate mortgages are typically sold to correspondents.  RJ Bank’s consumer loan portfolio is comprised of personal loans and various credit lines. The consumer loan portfolio represents less than 1% of RJ Bank’s total loan portfolio. The underwriting policy for RJ Bank’s consumer loans includes a review of repayment history, the debt-to-income ratio of the borrower and the collateral for secured loans.

While RJ Bank has chosen not to participate in any government-sponsored loan modification programs, its loan modification policy does take into consideration some of these programs’ parameters and supports every effort to assist borrowers within the guidelines of safety and soundness.  In general, RJ Bank considers the qualification terms outlined in the government-sponsored programs as well as the affordability test and other factors.  RJ Bank retains flexibility to determine the appropriate modification structure and requires documentation to support the borrower’s current financial situation before approving a modification.

Corporate loan portfolio

RJ Bank's corporate loan portfolio is diversified among a number of industries and comprised of project finance real estate loans, commercial lines of credit and term loans, the majority of which are participations in SNC or other large syndicated loans. RJ Bank is sometimes involved in the syndication of the loan at inception and some of these loans have been purchased in secondary trading markets. As the process for evaluating the SNCs is consistent with the process for the other corporate loans in the portfolio, there is no additional risk with the SNCs as compared to any other loan in RJ Bank’s corporate loan portfolio. In addition, all corporate loans are subject to RJ Bank’s regulatory review. The remainder of the corporate loan portfolio is comprised of smaller participations and direct loans. Regardless of the source, all loans are independently underwritten to RJ Bank credit policies, are subject to loan committee approval, and credit quality is monitored on an on-going basis by RJ Bank’s corporate lending staff. RJ Bank credit policies include criteria related to LTV limits based upon property type, single borrower loan limits, loan term and structure parameters (including guidance on leverage and debt service coverage ratios), industry concentration limits, secondary sources of repayment and other criteria. A large portion of RJ Bank’s corporate loans are to borrowers in industries in which we have expertise, through coverage provided by our Capital Markets research analysts. More than half of RJ Bank's corporate borrowers are public companies. RJ Bank's corporate loans are generally secured by all assets of the borrower and in some instances are secured by mortgages on specific real estate. In a limited number of transactions, loans in the portfolio are extended on an unsecured basis. There are no subordinated loans or mezzanine financings in the corporate loan portfolio.

Risk monitoring process

Another component of the credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, consumer and corporate credit exposures. There are various other factors included in these processes, depending on the loan portfolio.

Residential mortgage and consumer loans

We track and review many factors to monitor credit risk in RJ Bank’s residential mortgage loan portfolio. These factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, geographic concentrations, estimated home price declines, borrower credit scores, updated loan-to-value (“LTV”) ratios, occupancy (i.e. owner occupied, second home or investment property), level of documentation, loan purpose, average loan size, and policy exceptions.

Residential mortgage and consumer loan delinquency levels had been increasing at RJ Bank due to the economic downturn and the high level of unemployment. At September 30, 2011, loans over 30 days delinquent (including nonperforming loans) decreased to 4.24% of residential and consumer loans outstanding, compared to 4.44% over 30 days delinquent at September 30, 2010.  Additionally, our September 30, 2011 percentage compares favorably to the national average for over 30 day delinquencies of 10.18% as most recently reported by the Federal Reserve.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our conservative underwriting policies and the lack of exotic loan products and subprime loans.

The following table presents a summary of delinquent residential and consumer loans:

	Delinquent residential and consumer loans (amount)			Delinquent residential and consumer loans as a percentage of outstanding loan balances
	September 30,			September 30,
	2011	2010	2009	2011	2010	2009
	($ in thousands)

30-89 days	$12,807	$24,441	$19,767	0.73%	1.20%	0.82%
90 days or more	61,984	65,897	67,640	3.51%	3.24%	2.80%

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies.  With all whole loans purchased generally on a servicing-retained basis and all originated first mortgages serviced by a third-party, the primary collection effort resides with the servicer. RJ Bank personnel direct and actively monitor the servicers’ efforts through extensive communications regarding individual loan status changes and requirements of timely and appropriate collection or property management actions and reporting, including management of other third parties used in the collection process (appraisers, attorneys, etc.). Additionally, every residential mortgage and consumer loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value, and other data points. RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential mortgage or consumer loan over 60 days past due. Updated collateral valuations are obtained for loans over 90 days past due and charge-offs are taken on individual loans based upon these valuations.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

September 30, 2011		September 30, 2010 (1)
($ outstanding as a % of RJ Bank total assets)

3.3%	CA (2)	4.8%	CA (2)
2.6%	FL	3.2%	FL
1.9%	NY	3.2%	NY
1.1%	NJ	1.5%	NJ
0.9%	VA	1.2%	VA

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

(2)
This concentration ratio for the state of California excludes 1.9% and 2.3% at September 30, 2011 and 2010, respectively, for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At September 30, 2011 and 2010, these loans totaled $639.9 million and $1.1 billion, respectively, or approximately 40% and 60% of the residential mortgage portfolio, respectively.  In the current interest rate environment, a large percentage of these loans were projected to adjust to a payment lower than the current payment. The outstanding balance of interest-only loans, based on their contractual terms, are scheduled to reprice as follows:

September 30, 2011
(in thousands)

One year or less	$384,572
Over one year through two years	86,265
Over two years through three years	89,880
Over three years through four years	37,564
Over four years through five years	9,656
Over five years	31,929
Total outstanding residential interest only loan balance	$639,866

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	September 30, 2011	September 30, 2010

Residential first mortgage loan weighted-average LTV/FICO (1)	66%/751	65%/751

                  (1) At origination. Small group of local loans representing less than 0.5% of residential portfolio excluded.

In addition, RJ Bank obtains the most recently available information (generally on a quarter lag) to estimate current LTV ratios on the individual loans in the residential mortgage loan portfolio.  Current LTVs are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to change in the condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

RJ Bank estimates that residential mortgage loans with LTVs between 100% and 120% represent 17% of the residential mortgage loan portfolio and residential mortgage loans with LTVs in excess of 120% represent 9% of the residential mortgage loan portfolio.  The current average estimated LTV is approximately 80% for the total residential mortgage loan portfolio.  Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Corporate loans

RJ Bank’s corporate loan portfolio is comprised of approximately 300 borrowers, all of which are underwritten, managed and reviewed at RJ Bank’s corporate headquarters location, which facilitates close monitoring of the portfolio by credit risk personnel, relationship officers and senior RJ Bank executives.  RJ Bank utilizes a comprehensive credit risk rating system to measure the credit quality of individual corporate loans and related unfunded lending commitments, including the probability of default and/or loss given default of each corporate loan and commitment outstanding.

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis for trends in borrower operational performance, payment history, credit ratings, collateral performance, loan covenant compliance and other factors including industry performance and concentrations. As part of the credit review process the loan grade is reviewed at least quarterly to confirm the appropriate risk rating for each credit. See Note 1 of the Notes to Consolidated Financial Statements, specifically the bank loans and allowances for losses section, for additional information on RJ Bank’s corporate loan portfolio and allowance for loan loss policies.

At September 30, 2011, other than loans classified as nonperforming, there were no loans that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

September 30, 2011		September 30, 2010 (1)
($ outstanding as a % of RJ Bank total assets)

4.2%	Telecommunications	4.3%	Consumer products and services
3.4%	Consumer products and services	4.1%	Telecommunications
2.9%	Media communications	3.2%	Hospitality
2.9%	Pharmaceuticals	2.8%	Retail real estate
2.6%	Healthcare providers (non-hospital)	2.6%	Hospitals

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

Liquidity risk

See the section entitled “Liquidity and capital resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K for more information regarding our liquidity and how we manage liquidity risk.

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

Our banking activities are highly regulated and subject to impact from changes in banking laws and regulations, including unanticipated rulings. Present economic conditions have led to rapid introduction of significant regulatory programs or changes affecting consumer protection and disclosure requirements, financial reporting, and planned regulatory restructuring.  Regulatory requirements including recent changes to consumer and mortgage lending regulations, as well as new regulatory or government programs, are closely monitored and acted upon to ensure a timely response.  See further discussion of our risks associated with the Dodd-Frank Act in Item 1A, “Risk Factors.”

Our major business units have compliance departments that are responsible for regularly reviewing and revising compliance and supervisory procedures to conform to changes in applicable regulations.

We have a number of outstanding claims resulting from, among other reasons, market conditions. While these claims may not be the result of any wrongdoing, we do, at a minimum, incur costs associated with investigating and defending against such claims. See further discussion of our accounting policy regarding such matters in the loss provisions arising from legal proceedings section of "Critical Accounting Policies" contained within Item 7, “Management’s Discussion of Analysis of Financial Condition and Results of Operations” and in Note 1 of our Notes to the Consolidated Financial Statements within this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Raymond James Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries (the Company) as of September 30, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raymond James Financial, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Raymond James Financial, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 23, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

November 23, 2011
Tampa, Florida
Certified Public Accountants

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2011	2010
	($ in thousands)
Assets:
Cash and cash equivalents	$2,439,695	$2,943,239
Assets segregated pursuant to regulations and other segregated assets	3,548,683	3,430,715
Securities purchased under agreements to resell and other collateralized financings	398,247	344,652
Financial instruments, at fair value:
Trading instruments	492,771	591,447
Available for sale securities	520,665	424,461
Private equity and other investments	294,356	321,079
Receivables:
Brokerage clients, net	1,716,828	1,675,535
Stock borrowed	225,561	262,888
Bank loans, net	6,547,914	6,094,929
Brokers-dealers and clearing organizations	96,096	143,994
Other	536,364	442,856
Deposits with clearing organizations	91,482	76,488
Prepaid expenses and other assets	364,264	451,357
Investments in real estate partnerships held by consolidated variable interest entities	320,384	280,890
Property and equipment, net	169,850	170,768
Deferred income taxes, net	171,911	165,208
Goodwill	71,924	62,575

Total assets	$18,006,995	$17,883,081

Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$76,150	$131,038
Securities sold under agreements to repurchase	188,745	233,346
Payables:
Brokerage clients	4,690,414	3,308,115
Stock loaned	814,589	698,668
Bank deposits	7,739,322	7,079,718
Brokers-dealers and clearing organizations	111,408	137,041
Trade and other	309,723	290,268
Other borrowings	-	2,557,000
Accrued compensation, commissions and benefits	452,849	418,591
Loans payable of consolidated variable interest entities	99,982	76,464
Corporate debt	611,968	355,964

Total liabilities	15,095,150	15,286,213

Commitments and contingencies (see Note 17)

Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	-	-
Common stock; $.01 par value; authorized 350,000,000 shares; issued 130,670,086 at September 30, 2011 and 128,620,429 at September 30, 2010	1,271	1,244
Shares exchangeable into common stock; -0- at September 30, 2011 and 243,048 at September 30, 2010	-	3,119
Additional paid-in capital	565,135	476,359
Retained earnings	2,125,818	1,909,865
Treasury stock, at cost; 4,263,029 common shares at September 30, 2011 and 3,918,492 common shares at September 30, 2010	(95,000)	(81,574)
Accumulated other comprehensive income	(9,605)	(6,197)
Total equity attributable to Raymond James Financial, Inc.	2,587,619	2,302,816
Noncontrolling interests	324,226	294,052

Total equity	2,911,845	2,596,868

Total liabilities and equity	$18,006,995	$17,883,081

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
	2011	2010	2009
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$2,190,436	$1,950,909	$1,634,285
Investment banking	251,183	164,957	95,124
Investment advisory fees	216,750	173,939	147,798
Interest	392,318	370,892	443,584
Account and service fees	286,523	251,877	206,123
Net trading profits	27,506	38,256	48,004
Other	35,170	28,686	27,601

Total revenues	3,399,886	2,979,516	2,602,519

Interest expense	65,830	62,851	56,953
Net revenues	3,334,056	2,916,665	2,545,566

Non-interest expenses:
Compensation, commissions and benefits	2,270,735	1,993,561	1,673,114
Communications and information processing	137,605	121,957	121,646
Occupancy and equipment costs	108,600	104,945	104,185
Clearance and floor brokerage	38,461	35,123	33,258
Business development	94,875	80,213	78,627
Investment sub-advisory fees	30,100	26,700	23,639
Bank loan loss provision	33,655	80,413	169,341
Loss on auction rate securities repurchased	41,391	-	-
Other	127,889	117,609	105,355
Total non-interest expenses	2,883,311	2,560,521	2,309,165

Income including noncontrolling interests and before provision for income taxes	450,745	356,144	236,401

Provision for income taxes	182,894	133,625	96,024

Net income including noncontrolling interests	267,851	222,519	140,377
Net loss attributable to noncontrolling interests	(10,502)	(5,764)	(12,373)
Net income attributable to Raymond James Financial, Inc.	$278,353	$228,283	$152,750

Net income per common share – basic	$2.20	$1.83	$1.25
Net Income per common share – diluted	$2.19	$1.83	$1.25
Weighted-average common shares outstanding – basic	122,448	119,335	117,188
Weighted-average common and common equivalent shares outstanding – diluted	122,836	119,592	117,288

Net income attributable to Raymond James Financial, Inc.	$278,353	$228,283	$152,750
Other comprehensive income, net of tax:(1)
Change in unrealized gain (loss) on available for sale securities and non-credit portion of other-than-temporary impairment losses	2,621	30,147	(5,848)
Change in currency translations	(6,029)	5,459	(1,979)
Total comprehensive income	$274,945	$263,889	$144,923

Other-than-temporary impairment:
Total other-than-temporary impairment losses	$(11,977)	$(27,709)	$(33,346)
Portion of losses recognized in other comprehensive income (before taxes)	1,743	15,679	20,453
Net impairment losses recognized in other revenue	$(10,234)	$(12,030)	$(12,893)

(1)
The components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.  None of the components of other comprehensive income are attributable to noncontrolling interests.

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	2011	2010	2009
Common stock, par value $.01 per share:
Balance, beginning of year	$1,244	$1,227	$1,202
Issued (1)	27	17	25
Balance, end of year	1,271	1,244	1,227

Shares exchangeable into common stock:
Balance, beginning of year	3,119	3,198	3,504
Exchanged (1)	(3,119)	(79)	(306)
Balance, end of year	-	3,119	3,198

Additional paid-in capital:
Balance, beginning of year	476,359	416,662	355,274
Employee stock purchases	10,699	9,775	8,938
Exercise of stock options and vesting of restricted stock units, net of forfeitures	32,675	5,220	18,661
Restricted stock, stock option and restricted stock unit expense	38,551	39,860	30,767
Excess tax (deficiency) benefit from share-based payments	(374)	2,280	3,210
Issuance of stock as consideration for acquisition	4,011	-	-
Other (1)	3,214	2,562	(188)
Balance, end of year	565,135	476,359	416,662

Retained earnings:
Balance, beginning of year	1,909,865	1,737,591	1,639,662
Net income attributable to Raymond James Financial, Inc.	278,353	228,283	152,750
Cash dividends declared	(65,808)	(56,009)	(54,140)
Deconsolidation of previously consolidated low income housing tax credit funds	3,314	-	-
Other	94	-	(681)
Balance, end of year	2,125,818	1,909,865	1,737,591

Treasury stock:
Balance, beginning of year	(81,574)	(84,412)	(81,761)
Purchases/Surrenders	(22,710)	(3,537)	(6,746)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	5,220	6,375	1,137
Joint venture share exchange	-	-	2,958
Issuance of stock as consideration for acquisition	4,291	-	-
Other	(227)	-	-
Balance, end of year	(95,000)	(81,574)	(84,412)

Accumulated other comprehensive income: (2)
Balance, beginning of year	(6,197)	(41,803)	(33,976)
Net unrealized gain (loss) on available for sale securities and non-credit portion of other-than-temporary impairment losses (3)	2,621	30,147	(5,848)
Net change in currency transactions	(6,029)	5,459	(1,979)
Balance, end of year	(9,605)	(6,197)	(41,803)

Total equity attributable to Raymond James Financial, Inc.	$2,587,619	$2,302,816	$2,032,463

Noncontrolling interests:
Balance, beginning of year	$294,052	$200,676	$237,322
Net loss attributable to noncontrolling interests	(10,502)	(5,764)	(12,373)
Capital contributions	33,633	100,863	22,967
Distributions	(9,971)	(3,276)	(8,536)
Deconsolidation of certain internally sponsored private equity limited partnerships	-	-	(34,617)
Deconsolidation of previously consolidated low income housing tax credit funds	(6,789)	-	-
Consolidation of low income housing tax credit funds not previously consolidated	14,635	-	-
Other	9,168	1,553	(4,087)
Balance, end of year	324,226	294,052	200,676

Total Equity	$2,911,845	$2,596,868	$2,233,139

(1)	During the year ended September 30, 2011, 243,000 exchangeable shares were exchanged for common stock on a one-for-one basis.
(2)	The components of other comprehensive income are attributable to Raymond James Financial, Inc. None of the components of other comprehensive income are attributable to noncontrolling interests.
(3)	Net of tax.
See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$278,353	$228,283	$152,750
Net loss attributable to noncontrolling interests	(10,502)	(5,764)	(12,373)
Net income including noncontrolling interests	267,851	222,519	140,377
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	40,337	39,527	34,563
Deferred income taxes	(6,008)	(25,829)	(44,671)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(13,001)	(14,969)	(11,863)
Provisions for loan losses, legal proceedings, bad debts and other accruals	52,639	109,324	186,376
Share-based compensation expense	40,978	41,845	31,746
Other	45,951	9,699	25,018
Net change in:
Assets segregated pursuant to regulations and other segregated assets	(116,231)	(1,120,454)	2,001,672
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(98,196)	92,122	(80,610)
Stock loaned, net of stock borrowed	153,248	362,504	52,617
Brokerage client receivables and other accounts receivable, net	(82,163)	(220,476)	335,693
Trading instruments, net	80,740	(134,857)	(111,506)
Prepaid expenses and other assets	(13,418)	(79,969)	814
Brokerage client payables and other accounts payable	1,312,192	(461,604)	(2,091,537)
Accrued compensation, commissions and benefits	34,187	89,678	(15,725)
Purchase and origination of loans held for sale, net of proceeds from sale of securitizations and loans held for sale	(138,559)	71,827	(75,595)
Excess tax benefits from share-based payment arrangements	(2,106)	(2,280)	(3,210)
Net cash provided by (used in) operating activities	1,558,441	(1,021,393)	374,159
Cash flows from investing activities:
Additions to property and equipment	(37,200)	(22,287)	(35,539)
(Increase) decrease in loans, net	(336,314)	369,370	357,054
Redemptions (purchases) of Federal Home Loan Bank stock, net	61,508	(67,275)	40,257
Sales (purchases) of private equity and other investments, net	26,210	(23,437)	(111,573)
Decrease (increase) in securities purchased under agreements to resell	-	2,000,000	(1,295,000)
Acquisition of controlling interest in subsidiary	(6,354)	-	-
Purchases of available for sale securities	(238,768)	(29,977)	(102,516)
Available for sale securities maturations, repayments and redemptions	130,063	149,961	149,829
Proceeds from sales of available for sale securities	13,761	-	-
Investments in real estate partnerships held by variable interest entities, net of other investing activity	(13,049)	(10,134)	(28,596)
Net cash (used in) provided by investing activities	(400,143)	2,366,221	(1,026,084)
Cash flows from financing activities:
Proceeds from borrowed funds, net	249,498	1,607,000	327,043
Repayments of borrowings, net	(2,561,324)	(33,075)	(1,203,140)
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(23,679)	(16,995)	(18,220)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	33,229	111,910	33,818
Exercise of stock options and employee stock purchases	47,383	19,917	25,022
Increase (decrease) in bank deposits	659,604	(2,343,669)	648,930
Purchase of treasury stock	(23,111)	(3,537)	(4,339)
Dividends on common stock	(63,090)	(56,009)	(54,140)
Excess tax benefits from share-based payment arrangements	2,106	2,280	3,210
Net cash used in financing activities	(1,679,384)	(712,178)	(241,816)

Currency adjustment:
Effect of exchange rate changes on cash	(824)	1,116	(1,450)
Net (decrease) increase in cash and cash equivalents	(521,910)	633,766	(895,191)
Increase (decrease) in cash resulting from the consolidation/deconsolidation of certain entities	18,366	3,388	(6,217)
Cash and cash equivalents at beginning of year	2,943,239	2,306,085	3,207,493
Cash and cash equivalents at end of year	$2,439,695	$2,943,239	$2,306,085
Supplemental disclosures of cash flow information:
Cash paid for interest	$55,332	$59,584	$58,774
Cash paid for income taxes	$194,233	$161,345	$137,618
Non-cash transfers of loans to other real estate owned	$14,198	$41,233	$14,819

See accompanying Notes to Consolidated Financial Statements.

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Raymond James Financial, Inc. (“RJF”) is a holding company headquartered in Florida whose broker-dealer subsidiaries are engaged in various financial services businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products.  In addition, our other subsidiaries provide investment management services for retail and institutional clients, corporate and retail banking, and trust services.  The accounting and reporting policies of Raymond James Financial, Inc. and its subsidiaries (“we,” “our” or “us”) conform to United States of America (“U.S.”) generally accepted accounting principles, the more significant of which are summarized below.

Basis of presentation

The consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest.  We consolidate all of our 100% owned subsidiaries.  In addition we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary. Additional information on these VIEs is provided herein in the section titled, “Evaluation of VIEs to determine whether consolidation is required” and in Note 9. When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

As of October 1, 2010, we implemented new Financial Accounting Standards Board (“FASB”) guidance regarding the consolidation of VIEs.  This new guidance changed the approach to determine a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest.  Upon adoption of this new guidance, we deconsolidated two low-income housing tax credit (“LIHTC”) funds where we determined we are no longer the primary beneficiary, and consolidated two other LIHTC funds where we determined we are the primary beneficiary under the new guidance.  See the “impact of the adoption of new accounting consolidation guidance during fiscal year 2011” within the section below titled, “Evaluation of VIEs to determine whether consolidation is required,” for further information.

Acquisitions

Effective April 1, 2011, we completed our acquisition of Howe Barnes Hoefer & Arnett (“Howe Barnes”).  The Howe Barnes stockholders received 217,088 shares of our common stock valued at $8.3 million in exchange for all of the outstanding Howe Barnes shares.  We accounted for this acquisition under the acquisition method of accounting with the assets and liabilities of Howe Barnes recorded as of the acquisition date at their respective fair value and consolidated in our financial statements.  We recorded goodwill in the amount of $2.4 million from this transaction as the excess of the purchase price consideration over the fair value of the net assets acquired.  This goodwill has been allocated to the private client group segment.  Proforma information is not presented in these financial statements because the acquisition is not considered to be material.  Howe Barnes’ results of operations have been included in our results prospectively from April 1, 2011.

Effective April 4, 2011, one of our wholly owned subsidiaries increased its pre-existing share of ownership in Raymond James European Securities, S.A.S. (“RJES”) by contributing $6.4 million in cash in exchange for additional RJES shares.  As a result of this acquisition of incremental RJES shares, effective with this transaction we hold a controlling interest in RJES.  Accordingly, we applied the acquisition method of accounting to our interest in RJES as of the date we acquired the controlling interest, with the assets and liabilities of RJES recorded at their respective fair value and consolidated in our financial statements, and the portion we do not own included in noncontrolling interests.  We recorded goodwill in the amount of $6.9 million as the excess of the consideration paid for the additional shares and the acquisition date fair value of our previously held interests and the noncontrolling interests over the fair value of the net assets of RJES.  This goodwill has been allocated to the capital markets segment.  Proforma information is not presented in these financial statements because the acquisition is not considered to be material.

Accounting estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Reporting period

Our quarters end on the last day of each calendar quarter.

Recognition of revenues

Securities Commissions & Fees

Securities transactions and related commission revenues and expenses are recorded on a trade date basis.  Commission revenues are recorded at the amount charged to the customer which, in certain cases, may include varying discounts.    Insurance commission revenue and expense are recognized when the delivery is confirmed by the carrier, the premium is remitted to the insurance company and the contract requirements are met.  Annuity commission revenue and expense are recognized when the signed contract and premium are submitted to the annuity carrier.

Fee revenues include certain asset-based fees. These include mutual fund and annuity trailing commissions.  Revenues are recorded ratably over the period earned.

Investment Banking

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

Investment Advisory Fees

We provide advice, research and administrative services for customers participating in both our managed and non-managed investment programs.  We earn investment advisory fees based on the value of clients' portfolios.  These fees are recorded ratably over the period earned.

Account and Service Fees

Account and service fees primarily include transaction fees, annual account fees, service charges, exit fees, servicing fees, money market processing and distribution fees and correspondent clearing fees.  The annual account fees such as IRA fees, and distribution fees are recognized into income as earned over the term of the contract.  The transaction fees are earned and collected from clients as trades are executed.  Servicing fees are collected from mutual funds and insurance companies for marketing and administrative services and are recognized as earned.  Under clearing agreements, we clear trades for unaffiliated correspondent brokers and retain a portion of commissions as a fee for our services.  Correspondent clearing revenues are recorded net of commissions remitted.  Total commissions generated by correspondents were $39.3 million, $36.4 million, and $32.1 million and commissions remitted totaled $36.1 million, $33.2 million, and $28.7 million for the years ended September 30, 2011, September 30, 2010, and September 30, 2009 respectively.

Cash and cash equivalents

Our cash equivalents include money market funds or highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Assets segregated pursuant to regulations and other segregated assets

In accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, our wholly owned broker-dealer subsidiary Raymond James & Associates (“RJ&A”), as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients.  In addition, our wholly owned Canadian broker-dealer subsidiary, Raymond James Limited (“RJ Ltd.”), is required to hold client Registered Retirement Savings Plan funds in trust. Segregated assets at September 30, 2011 and 2010 consist of cash and cash equivalents.

Raymond James Bank (“RJ Bank”) maintains interest-bearing bank deposits that are restricted for pre-funding letter of credit draws related to certain syndicated borrowing relationships in which RJ Bank is involved and occasionally pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances.  In addition, RJ Bank maintains cash in an interest-bearing pass-through account at the Federal Reserve Bank in accordance with Regulation D of the Federal Reserve Act, which requires depository institutions to maintain minimum average reserve balances against its deposits.

Repurchase agreements and other collateralized financings

We purchase securities under short-term agreements to resell (“Reverse Repurchase Agreements”).  Additionally, we sell securities under agreements to repurchase (“Repurchase Agreements”).  Both Reverse Repurchase Agreements and Repurchase Agreements are accounted for as collateralized financings and are carried at contractual amounts plus accrued interest.  Our policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the Reverse Repurchase Agreements.  To ensure that the market value of the underlying collateral remains sufficient, the securities are valued daily, and cash is obtained from or returned to the counterparty when contractually required.  These Reverse Repurchase Agreements generally mature on the next business day, and may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations.  Other collateralized financings include secured call loans receivable held by RJ Ltd.  These financings represent loans of excess cash to financial institutions which are fully collateralized by Canadian treasury bills or provincial obligations and bear interest at call loan rates.

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

Level 2—Financial instruments reported in Level 2 include those that have pricing inputs that are other than quoted prices in active markets, but which are either directly or indirectly observable as of the reporting date (i.e., prices for similar instruments).  Instruments that are generally included in this category are equity securities that are not actively traded, corporate obligations infrequently traded, certain government and municipal obligations, interest rate swaps, certain asset-backed securities (“ABS”), certain collateralized mortgage obligations (“CMOs”), certain mortgage-backed securities (“MBS”), and most of our derivative instruments.

Level 3—Financial instruments reported in Level 3 have little, if any, market activity and are measured using our best estimate of fair value, where the inputs into the determination of fair value are both significant to the fair value measurement and unobservable.  These valuations require significant judgment or estimation.  Instruments in this category generally include equity securities with unobservable inputs such as those investments made in our proprietary capital segment, certain non-agency CMOs, certain non-agency ABS, and certain municipal and corporate obligations which include auction rate securities (“ARS”).

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

We offset our long and short positions for a particular security recorded at fair value as part of our trading instruments (long positions) and trading instruments sold but not yet purchased (short positions), when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

Valuation techniques

The fair value for certain of our financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment.  The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments.  Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted.  In accordance with GAAP, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability.  For equity securities, our definition of actively traded is based on average daily volume and other market trading statistics.  We have determined the market for certain other types of financial instruments, including certain CMOs, ABS, certain collateralized debt obligations and ARS, to be volatile, uncertain or inactive as of both September 30, 2011 and 2010.  As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available.  We considered the inactivity of the market to be evidenced by several factors, including a continued decreased price transparency caused by decreased volume of trades relative to historical levels, stale transaction prices and transaction prices that varied significantly either over time or among market makers.

The specific valuation techniques utilized for the categorization of financial instruments presented in our Consolidated Statements of Financial Condition are described below:

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

Positions in illiquid securities that do not have readily determinable fair values require significant judgment or estimation.  For these securities, which include ARS, we use pricing models, discounted cash flow methodologies or similar techniques.  Assumptions utilized by these techniques include estimates of future delinquencies, loss severities, defaults and prepayments or redemptions.  Securities valued using these techniques are classified within Level 3 of the fair value hierarchy.  For certain CMOs, where there has been limited activity or less transparency around significant inputs to the valuation, such as assumptions regarding performance of the underlying mortgages, these securities are currently classified as Level 3 even though we believe that Level 2 inputs will likely be obtainable should markets for these securities become more active in the future.

Available for sale securities

Available for sale securities are comprised primarily of MBS, CMOs or other mortgage-related debt securities held predominately by RJ Bank and ARS held by a non-broker-dealer subsidiary of RJF.

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

Realized gains and losses on sales of such securities are recognized using the specific identification method and reflected in other revenue in the period they are sold.

Unrealized gains or losses, except for those that are deemed to be other-than-temporary, are recorded through other comprehensive income and are thereafter presented in equity as a component of accumulated other comprehensive income (“AOCI”).

For MBS, CMOs or other mortgage-related debt securities in an unrealized loss position at each reporting period end, we make an assessment whether these securities are impaired on an other-than-temporary basis.  In order to evaluate our risk exposure and any potential impairment of these securities, on at least a quarterly basis, we review the characteristics of each security owned such as collateral type, delinquency and foreclosure levels, credit enhancement, projected loan losses, collateral coverage, and the presence of U.S. government or government agency guarantees.  The following factors are considered in order to determine whether an impairment is other-than-temporary: our intention to sell the security, our assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and whether the evidence indicating that we will recover the amortized cost basis of a security in full outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, recent events specific to the issuer or industry, forecasted performance of the security and any changes to the rating of the security by a rating agency.

Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the credit loss portion of the write-down recorded as a realized loss in other revenue and the non-credit portion of the write-down recorded net of deferred taxes in shareholders’ equity as a component of AOCI.  The credit loss portion of the write-down is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security.  We estimate the portion of loss attributable to credit using a discounted cash flow model.  Our discounted cash flow model utilizes relevant assumptions such as prepayment rate, default rate, and loss severity on a loan level basis.  These assumptions are subject to change depending on a number of factors such as economic conditions, changes in home prices, delinquency and foreclosure statistics, among others.  Events that may trigger material declines in fair values or additional credit losses for these securities in the future would include, but are not limited to, deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.  Expected principal and interest cash flows on the impaired debt security are discounted using the effective interest rate implicit in the security at the time of acquisition or at the current yield used to accrete the beneficial interest for those securities that are not of high credit quality at acquisition date.  The previous amortized cost basis of the security less the other-than-temporary impairment (“OTTI”) recognized in earnings establishes the new cost basis for the security.

The fair value of agency and senior non-agency securities is determined by obtaining third-party pricing service bid quotations and third-party broker-dealer quotes.  Third-party pricing service bid quotations are based on either current market data, or for any securities traded in markets where the trading activity has slowed significantly such as the CMO market, the most recently available market data. The third-party pricing service provides comparable price evaluations utilizing available market data for similar securities.  The market data the third-party pricing service utilizes for these price evaluations includes observable data comprised of benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data including market research publications, and loan performance experience.  In order to validate that the pricing information used by the third-party pricing service is observable, we request, on a quarterly basis, some of the key market data available for a sample of senior securities and compare this data to that which we observed in our independent accumulation of market information.  Securities valued using these valuation techniques are classified within Level 2 of the fair value hierarchy.

For senior non-agency securities where a significant difference exists between the third-party pricing service bid quotation and the third-party broker-dealer quote, we utilize a discounted cash flow analysis to determine which third-party price quote is most representative of fair value under the current market conditions.  The fair values for all senior non-agency securities at September 30, 2011 were based on the respective third-party pricing service bid quotation.  Securities measured using these valuation techniques are generally classified within Level 2 of the fair value hierarchy.

For the one subordinated non-agency security in our available for sale securities portfolio as of September 30, 2011, we estimate its fair value by utilizing discounted cash flow analyses, using observable market data, where available, as well as our own unobservable inputs.  The unobservable inputs utilized in our valuation reflect our own suppositions about the assumptions that market participants would use in pricing this security, including those about future delinquencies, loss severities, defaults, prepayments and discount rates. This security is classified within Level 3 of the fair value hierarchy.

ARS are long-term variable rate securities tied to short-term interest rates that were intended to be reset through a “Dutch auction” process, which generally occurs every seven to 35 days.  Holders of ARS were previously able to liquidate their holdings to prospective buyers by participating in the auctions.  During 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process.  The fair value of the ARS holdings is estimated based on internal pricing models.  The pricing model takes into consideration the characteristics of the underlying securities, as well as multiple inputs including the issuer and their credit quality, data from any recent trades, the expected timing of redemptions and an estimated yield premium that a market participant would require over otherwise comparable securities to compensate for the illiquidity of the ARS.  These inputs require significant management judgment and accordingly, these securities are classified within Level 3 of the fair value hierarchy.
Derivative contracts

We enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or for our own account.  These derivatives are accounted for as trading account assets or liabilities and recorded at fair value in the Consolidated Statements of Financial Condition.  Any realized or unrealized gains or losses are recorded in net trading profits within the Consolidated Statements of Income and Comprehensive Income with any interest earned thereon recorded in interest income.  The fair value of any cash collateral exchanged as part of the interest rate swap contract is netted, by-counterparty, against the fair value of the derivative instrument.

The fair value of our interest rate derivative contracts are obtained from internal pricing models that consider current market trading levels and the contractual prices for the underlying financial instruments, as well as time value, yield curve and other volatility factors underlying the positions.  Where model inputs can be observed in a liquid market and the model does not require significant judgment, such derivative contracts are typically classified within Level 2 of the fair value hierarchy. For a small portion of our interest rate derivative contracts where the model inputs require significant judgment, such derivative contracts are classified within Level 3.  We utilize values obtained from third-party counterparty derivatives dealers to corroborate the output of our internal pricing models.

Private equity investments

Private equity investments are held primarily in our Proprietary Capital segment and consist of various direct and third-party private equity and merchant banking investments.  Private equity investments include approximately 46 private equity funds and Raymond James Employee Investment Funds I and II (collectively, the “Private Funds”).  See Note 9 for further discussion of the consolidation of the Employee Investment Funds I and II which are variable interest entities.  These Private Funds invest in new and developing companies.  Our investments in these funds cannot be redeemed directly with the funds; our investment is monetized through distributions received through the liquidation of the underlying assets of those funds.  We estimate that the underlying assets of these funds will be liquidated over the life of these funds (typically 10 to 15 years).  Approval by the management of these funds is required for us to sell or transfer these investments.  Merchant banking investments include ownership interests in private companies with long-term growth potential.  See Note 17 for information regarding our unfunded commitments to these funds.  These investments are measured at fair value with any changes recognized in our Consolidated Statements of Income and Comprehensive Income for the period.

The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and long-term nature of these assets.  As a result, these values cannot be determined with precision and the calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.

Direct private equity investments are valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate.  The carrying values of these investments are adjusted based on financial performance, investment-specific events, financing and sales transactions with third parties and discounted cash flow models incorporating changes in market outlook.  Investments in funds structured as limited partnerships are generally valued based on the financial statements of the partnerships.  Investments valued using these valuation techniques are classified within Level 3 of the fair value hierarchy.

Other investments

Other investments consist primarily of Canadian government bonds and term deposits with Canadian financial institutions.  The Canadian government bonds are measured at fair value with any changes recognized in our Consolidated Statements of Income and Comprehensive Income for the period.  The fair value is based upon recent external market transactions.  The Canadian financial institution term deposits are recorded at cost which approximates market value. These investments are classified within Level 1 of the fair value hierarchy.

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

We offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes.  These loans are generally repaid over a five to eight year period with interest recognized as earned. There are no fees or costs associated with these loans.  We assess future recoverability of these loans through analysis of individual financial advisor production or other performance standards.  Based upon the nature of these financing receivables, we do not analyze this asset on a portfolio segment or class basis.  Further, the aging of this receivable balance is not a determinative factor in computing our allowance for doubtful accounts, as concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with us.  In the event that the financial advisor becomes no longer affiliated with us, any unpaid balance of such loan becomes immediately due and payable to us.  In determining the allowance for doubtful accounts related to former employees or independent contractors, management considers a number of factors including; any amounts due at termination, the reasons for the terminated relationship, the former financial advisor’s overall financial position, and our historical collection experience.  When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of such loan is written-off and the corresponding allowance is reduced.   Loans outstanding to financial advisors are included in other receivables on our Consolidated Statements of Financial Condition and amounted to $231.5 million and $227.8 million, at September 30, 2011 and 2010, respectively, with a related allowance for doubtful accounts of $5.9 million and $6 million, respectively.  Of the loan balance referred to above, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $1.7 million and $1 million, at September 30, 2011 and 2010, respectively.

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

Bank loans and allowances for losses

Loans held for investment

Bank loans are comprised of loans originated or purchased by RJ Bank and include commercial and industrial (“C&I”) loans, commercial and residential real estate loans, as well as consumer loans.  Those loans, which we have the intent and the ability to hold until maturity or payoff, are recorded at their unpaid principal balance plus any premium paid in connection with the purchase of the loan, less the allowance for loan losses and discounts received in connection with the purchase of the loan and net of deferred fees and costs on originated loans.  Syndicated loans purchased in the secondary market are recognized as of the earlier of the settlement date or the delayed settlement compensation commencement date.  Interest income is recognized on an accrual basis.

Loan origination fees and direct costs, as well as premiums and discounts on loans that are not revolving are capitalized and recognized in interest income using the interest method.  For revolving loans, the straight-line method is used based on the contractual term.  Prepayment estimates are factored into the calculation of the amortization of the premiums and discounts on the residential pooled loans.  These prepayment estimates are derived from both historical and estimated future prepayments for each pool and are adjusted quarterly.  Loan commitment fees are generally deferred, and when exercised, recognized as a yield adjustment over the life of the loan.

RJ Bank segregates its loan portfolio into five portfolio segments, C&I, commercial real estate (“CRE”), CRE construction, residential mortgage and consumer.  These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans which are further disaggregated into residential first mortgage and residential home equity classes.

Loans held for sale

Residential mortgage loans originated and intended for sale in the secondary market due to their fixed-rate terms are carried at the lower of cost or estimated fair value.  The fair value of these loans held for sale is estimated using observable prices obtained from counterparties or a third-party pricing service for similar loans.  Gains and losses on sales of these assets are included as a component of other revenue, while interest collected on these assets is included in interest income.  Net unrealized losses are recognized through a valuation allowance by charges to income as a component of other revenue in the Consolidated Statements of Income and Comprehensive Income.  Corporate loans are designated as held for investment upon inception and recognized in loans receivable.  If we subsequently designate a corporate loan as held for sale, we then write down the carrying value of the loan with a partial charge-off, if necessary, to carry it at the lower of cost or estimated fair value on an individual asset basis.

RJ Bank purchases the guaranteed portions of Small Business Administration (“SBA”) section 7(a) loans and accounts for these loans in accordance with the policy for loans held for sale.  RJ Bank then aggregates like SBA loans with similar characteristics into pools for securitization to the secondary market. Individual loans may be sold prior to securitization.  Once the loans are securitized into a pool, the respective securities are classified as trading instruments and are carried at fair value based on RJ Bank’s intention to sell the securitizations within the near term.  Any changes in the fair value as well as any realized gains or losses are reflected in net trading profits.  Transfers of the securitizations are all accounted for as sales at settlement date when RJ Bank has surrendered control over the transferred assets.  RJ Bank does not retain any interest in the securitizations once they are sold.

Off-balance sheet loan commitments

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

Nonperforming assets

Nonperforming assets are comprised of both nonperforming loans and other real estate owned (“OREO”).  Nonperforming loans represent those loans which have been placed on nonaccrual status including nonaccrual loans which have been restructured in a manner that grants a concession to a borrower experiencing difficulties, loans with such restructurings are discussed further below.  Additionally, any accruing loans which are 90 days or more past due and in the process of collection are also considered nonperforming loans.

All classes of loans are placed on nonaccrual status when we determine that full payment of all contractual principal and interest is in doubt, or the loan is past due 90 days or more as to contractual interest or principal unless the loan, in our opinion, is well-secured and in the process of collection.  When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off against interest income and accretion of the net deferred loan origination fees cease. Interest is recognized using the cash method for residential (first mortgage and home equity) and consumer loans and the cost recovery method for corporate (C&I, CRE and CRE construction) loans thereafter until the loan qualifies for return to accrual status.  Loans are returned to an accrual status when the loans have been brought contractually current with the original or amended terms and have been maintained on a current basis for a reasonable period, generally six months.

Other real estate acquired in the settlement of loans, including through, or in lieu of, loan foreclosure, is initially recorded at the lower of cost or estimated fair value less estimated selling costs, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by RJ Bank and the assets are carried at the lower of the carrying amount or fair value, as determined by a current appraisal, or valuation less estimated costs to sell and are classified as other assets on the Consolidated Statements of Financial Condition.  Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations.  Sales of OREO are recorded as of the settlement date and any associated gains or losses are included in other revenue on our Consolidated Statements of Income and Comprehensive Income.

Troubled debt restructurings

A loan restructuring is deemed to be a troubled debt restructuring (“TDR”) if the lender, for economic or legal reasons related to the borrowers’ financial difficulties, grants a concession it would not otherwise consider.  In TDRs, for all classes of loans, the concessions granted, such as interest rate reductions, generally do not reflect current market conditions for a new loan of similar risk made to another borrower in similar financial circumstances.  Other concessions for C&I, CRE and CRE construction loans may also include the reduction of the guarantor’s liability.  For those restructurings of first mortgage and home equity residential mortgage loans which may reflect current market conditions, the concessions granted by RJ Bank are generally interest capitalization or an extension of the interest-only period.  First mortgage and home equity residential mortgage TDRs are returned to accrual status when there has been a sustained period of six months of satisfactory performance.  C&I, CRE and CRE construction TDRs have generally been partially charged-off and, therefore, remain on nonaccrual status until the loan is fully resolved.

During fiscal year 2011, we adopted new accounting guidance which provides clarification to the determination of whether the lender has granted a concession and whether a borrower is experiencing financial difficulty for purposes of determining whether a loan restructuring constitutes a TDR.  Generally, under this new guidance lenders will adopt a more principles-based approach in making the determination of whether a restructuring is deemed a TDR.  Our adoption of this new accounting guidance resulted in additional disclosures but did not have a significant impact on our consolidated financial position or results of operations.  See Note 7 for additional information.

Impaired loans

Loans in all classes are considered to be impaired when, based on current information and events, it is probable that RJ Bank will be unable to collect the scheduled payments of principal and interest on a loan when due according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. RJ Bank determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  For individual loans identified as impaired, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate and taking into consideration the factors described below in relation to the evaluation of the allowance for loan losses, except that as a practical expedient, RJ Bank measures impairment based on the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  Impaired loans include all corporate nonaccrual loans, all residential mortgage nonaccrual loans for which a charge-off had previously been recorded, and all loans which have been modified in TDRs. Interest income on impaired loans is recognized consistently with the recognition policy of nonaccrual loans.

Allowance for loan losses and reserve for unfunded lending commitments

RJ Bank maintains an allowance for loan losses to provide for probable losses incurred in RJ Bank’s loan portfolio. Loan losses are charged against the allowance when RJ Bank believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  This allowance for loan loss is comprised of two components: allowances calculated based on formulas for homogenous classes of loans collectively evaluated for impairment, and specific allowances assigned to certain classified loans individually evaluated for impairment.  These homogeneous classes are a result of management’s disaggregation of the loan portfolio and are comprised of the previously mentioned classes:  C&I, CRE, CRE construction, residential first mortgage, residential home equity, and consumer.

The loans within the C&I, CRE and CRE construction classes are assigned to one of several internal loan grades based upon the respective loan’s credit characteristics.  The loans within the residential first mortgage, residential home equity, and consumer classes are assigned loan grades equivalent to the loan classifications utilized by bank regulators, dependent on their respective likelihood of loss.  We assign each loan grade for all loan classes an allowance percentage based on the perceived risk associated with that grade.  The allowance for loan losses for all non-impaired loans is then calculated based on the reserve percentage assigned to the respective loan’s class and grade.  The allowance for loan losses for all impaired loans is based on an individual evaluation of impairment as previously described in the “Impaired loans” section above.

The factors taken into consideration when assigning the loan grades and allowance percentages to the loans within the C&I, CRE and CRE construction loan classes include: estimates of borrower default probabilities and collateral values; trends in delinquencies; volume and terms; changes in geographic distribution, updated LTV ratios, lending policies, local, regional, and national economic conditions; concentrations of credit risk; past loss history, Shared National Credit (“SNC”) reviews and examination results from bank regulators.  Loan grades for individual C&I, CRE and CRE construction loans are derived from analyzing two aspects of the risk factors in a particular loan, the obligor rating and the facility (collateral) rating.  The obligor rating relates to a borrower’s probability of default and the facility rating is utilized to estimate the anticipated loss in the event of default.  These two ratings, which are based on RJ Bank’s most recent two years historical loss data or historical long-term industry loss rates where RJ Bank has limited loss history, are considered in combination to derive the final C&I, CRE and CRE construction loan grades and allowance percentages.

For residential first mortgage, residential home equity and consumer loan classes, the factors considered when assigning loan grades and allowance percentages include loan performance trends, loan product parameters and qualification requirements, credit scores, updated LTV ratios, occupancy (i.e., owner occupied, second home or investment property), documentation level, loan purpose, geographic concentrations, estimated home price declines, average loan size and loan policy exceptions.  The allowance percentages for individual residential first mortgage, residential home equity and consumer loans are derived from estimates of the probability of default and loss given default (severity).  These estimated loss rates are based on RJ Bank’s historical loss data from the eight quarters prior to the respective quarter-end.  In addition, RJ Bank segregates the non-classified loans in the residential loan classes, on a quarterly basis, based upon updated LTV data.  RJ Bank obtains the most recently available information (generally on a quarter-lag) to estimate the current LTV ratios on the individual loans in the residential mortgage loan portfolio.  Current LTVs are estimated, on a loan by loan basis, utilizing the initial appraisal obtained at the time of origination, adjusted for housing price changes that have occurred since origination using metropolitan statistical area indices.  The value of the homes could vary from values derived from market indices due to changes in the condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.  The product of the default and loss severity percentages is then applied to the balance of residential first mortgages and residential home equity loan balances, which have been further stratified by updated LTV in order to calculate the related allowance for loan losses.

RJ Bank reserves for potential losses inherent in its unfunded lending commitments using a methodology similar to that used for loans in the respective portfolio segment, based upon loan grade and expected funding probabilities for fully binding commitments.  This will result in some reserve variability over different periods depending upon the mix of the loan portfolio at the time and future funding expectations.  All classes of impaired loans which have unfunded lending commitments are analyzed in conjunction with the impaired reserve process described above.  This reserve for unfunded lending commitments is reflected in other liabilities in our Consolidated Statements of Financial Condition.

During fiscal year 2011, we adopted new accounting guidance which requires enhanced disclosures regarding the allowance for loan losses and credit quality of RJ Bank’s loan portfolio.  This new guidance provides greater transparency about credit risk exposures and the adequacy of the allowance for loan losses including disaggregation of certain disclosures based on the information management uses when assessing and monitoring the loan portfolio’s risk and performance.  Additionally, there are new disclosures related to credit quality indicators, aging of the loan portfolio, significant purchases and sales, as well as troubled debt restructurings.  Our adoption of this new accounting guidance resulted in additional disclosures, but did not have any impact on our financial position or results of operations.

Loan charge-off policies

C&I, CRE and CRE construction loans are monitored on an individual basis, and loan grades are reviewed at least quarterly to ensure they reflect the loan’s current credit risk.  When RJ Bank determines that it is likely a corporate loan will not be collected in full, the loan is evaluated for potential impairment.  After consideration of the borrower’s ability to restructure the loan, alternative sources of repayment, and other factors affecting the borrower’s ability to repay the debt, the portion of the allowance deemed to be a confirmed loss, if any, is charged-off.  For collateral-dependent loans secured by real estate, the amount of the allowance considered a confirmed loss and charged-off is generally equal to the difference between the recorded investment in the loan and the appraised value less estimated costs to sell.  In instances where the individual loan under evaluation is agented by another bank, and where the agent bank has not ordered a timely update of an outdated appraisal, RJ Bank may make downward adjustments to previous appraised values for purposes of calculating specific reserves or taking partial charge-offs.  These impaired loans are then considered to be in a workout status and we evaluate, on an ongoing basis, all factors relevant in determining the collectability and fair value of the loan. Appraisals on these impaired loans are obtained early in the impairment process as part of determining fair value and are updated as deemed necessary given the facts and circumstances of each individual situation.  Certain factors such as guarantor recourse, additional borrower cash contributions or stable operations will mitigate the need for more frequent than annual appraisals.  In its ongoing evaluation of each individual loan, RJ Bank may consider more frequent appraisals in geographies where commercial property values are known to be experiencing a greater amount of volatility.  For C&I loans, RJ Bank evaluates all sources of repayment, including the estimated liquidation value of collateral, to arrive at the amount considered to be a loss and charged off.  Corporate banking and credit risk managers also hold a monthly meeting to review criticized loans (loans that are rated special mention or worse as defined by bank regulators, see Note 7 for further discussion).  Additional charge-offs are taken when the value of the collateral changes or there is an adverse change in the expected cash flows.

The majority of RJ Bank’s corporate loan portfolio is comprised of participations in either SNCs or other large syndicated loans.  The SNCs are loan syndications totaling over $20 million that are shared between three or more regulated institutions.  Most SNC loans are reviewed annually by the agent bank’s regulator, a process in which the other participating banks have no involvement.  Once the SNC annual regulatory review process is complete, RJ Bank receives a summary of the review of these SNC credits from the Office of the Comptroller of the Currency (“OCC”).  This summary includes a synopsis of each loan’s regulatory classification, loans that are designated for nonaccrual status and directed charge-offs.  RJ Bank must be at least as critical with nonaccrual designations, directed charge-offs, and classifications as the OCC.  This ensures that each bank participating in a SNC loan rates the loan consistently.  Any classification changes impact RJ Bank’s reserves and charge-offs during the quarter that the SNC information is received from the OCC.  The amount of such adjustments depend upon the classification and whether RJ Bank had the loan classified differently (either more or less critically) than the SNC review findings and, therefore, could result in higher (or lower) loan loss provisions than previously recorded.

Every residential mortgage and consumer loan over 60 days past due is reviewed by RJ Bank personnel monthly and documented in a written report detailing delinquency information, balances, collection status, appraised value and other data points.  RJ Bank senior management meets monthly to discuss the status, collection strategy and charge-off/write-down recommendations on every residential mortgage or consumer loan over 60 days past due with charge-offs considered on residential mortgage loans once the loans are delinquent 90 days or more and then generally taken before the loan is 120 days past due.  A charge-off is taken against the allowance for the difference between the loan amount and the amount that RJ Bank estimates will ultimately be collected, based on the value of the underlying collateral less estimated costs to sell.  RJ Bank predominantly uses broker price opinions (“BPO”) for these valuations as access to the property is restricted during the collection and foreclosure process and there is insufficient data available for a full appraisal to be performed.  BPOs contain relevant and timely sale comparisons and listings in the marketplace and, therefore, we have found these BPOs to be reasonable determinants of market value in lieu of appraisals and more reliable than an automated valuation tool or the use of tax assessed values.  A full appraisal is obtained post-foreclosure. RJ Bank takes further charge-offs against the owned asset if an appraisal has a lower valuation than the original BPO, but does not reverse previously charged-off amounts if the appraisal is higher than the original BPO.  If a loan remains in pre-foreclosure status for more than six months, an updated valuation is obtained and further charge-offs are taken against the allowance for loan losses, if necessary.  In addition, these loans are reviewed in a monthly delinquency meeting jointly administered by RJ Bank’s retail banking and credit risk managers.

Other assets

The investment in FHLB stock is carried at cost by RJ Bank.  The FHLB stock is held in accordance with certain membership requirements, is restricted, and lacks a market.  FHLB stock can only be sold to the FHLB or another member institution at its par value.

RJ Bank annually evaluates its holdings in FHLB stock for potential impairment based upon its assessment of the ultimate recoverability of the par value of the stock.  This annual evaluation is comprised of a review of the capital adequacy, liquidity position and the overall financial condition of the FHLB to determine the impact these factors have on the ultimate recoverability of the par value.  Impairment evaluations are performed more frequently if events or circumstances indicate there may be impairment.  Any cash dividends received are recognized as interest income in the Consolidated Statements of Income and Comprehensive Income.

We maintain investments in a significant number of company-owned life insurance policies utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans (see Notes 20 and 21 for information on the non-qualified deferred compensation plans).  The life insurance policies are carried at cash surrender value as determined by the insurer.  See Note 8 for additional information.

Investments in real estate partnerships held by consolidated variable interest entities

Raymond James Tax Credit Funds, Inc., a wholly owned subsidiary of RJF (“RJTCF”), is the managing member or general partner in LIHTC funds, some of which require consolidation (refer to the separate discussion below of our policies regarding the evaluation of VIEs to determine if consolidation is required).  These funds invest in project partnership limited partnerships or limited liability companies (“LLCs”) which purchase and develop affordable housing properties qualifying for federal and state low-income housing tax credits.  The balance presented is the investment in project partnership balance of all of the LIHTC funds which require consolidation.  Additional information is presented below and in Note 9.

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

Additions, improvements and expenditures that extend the useful life of an asset are capitalized.  Expenditures for repairs and maintenance are charged to operations in the period incurred.  Gains and losses on disposals of property and equipment are reflected in the Consolidated Statements of Income and Comprehensive Income in the period realized.

Goodwill

Goodwill is related to the fiscal year 1999 acquisition of Roney & Co. (now part of RJ&A), the fiscal year 2001 acquisition of Goepel McDermid, Inc. (now called RJ Ltd.), our April 1, 2011 acquisition of Howe Barnes, and our  April 4, 2011 acquisition of a controlling interest in RJES. This goodwill, totaling $72 million and $63 million as of September 30, 2011 and 2010, respectively, was allocated to the reporting units within the private client group and capital markets segments. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. GAAP does not provide for the amortization of indefinite-life intangible assets such as goodwill. Rather, under the accounting guidance applicable to our fiscal year 2011, these assets are subject to a quantitative evaluation of potential impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. New accounting guidance effective for our fiscal year 2012 provides for a new qualitative assessment of potential impairment which may result in the determination that a quantitative impairment analysis is not necessary.  In certain circumstances, the quantitative evaluation may lead to the performance of an impairment test, which involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

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

Under the goodwill impairment accounting guidance in effect at the time, we performed quantitative impairment testing as of December 31, 2010. The results of our analysis did not indicate any impairment of the goodwill asset. We will continue to evaluate the goodwill asset for potential impairment on an annual basis, or when an event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit falling below its carrying amount.

Legal liabilities

We recognize liabilities for contingencies when there is an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  Whether a loss is probable, and if so, the estimated range of possible loss, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and uncertainties.  When a range of possible loss can be estimated, we accrue the most likely amount within that range; if the most likely amount of possible loss within that range is not determinable, we accrue a minimum based on the range of possible loss.  No liability is recognized for those matters which, in managements judgment, the determination of a reasonable estimate of loss is not possible.

We record liabilities related to legal proceedings in trade and other payables.  The determination of these liability amounts requires significant judgment on the part of management.  Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing on the part of one of our employees or financial advisors; previous results in similar cases; and legal precedents and case law.  Each legal proceeding is reviewed with counsel in each accounting period and the liability balance is adjusted as deemed appropriate by management.  Lastly, each case is reviewed to determine if it is probable that insurance coverage will apply, in which case the liability is reduced accordingly.  Any change in the liability amount is recorded in the consolidated financial statements and is recognized as either a charge, or a credit, to net income in that period.  The actual costs of resolving legal proceedings may be substantially higher or lower than the recorded liability amounts for those matters.

Share-based compensation

We account for share-based awards through the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  The compensation cost is recognized over the requisite service period of the awards and is calculated as the market value of the awards on the date of the grant.  See Note 20 for additional information.  In addition, we account for share-based awards to our independent contractor financial advisors in accordance with guidance applicable to accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services and guidance applicable to accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock.  Absent a specific performance commitment, share-based awards granted to our independent contractor financial advisors are measured at their vesting date fair value and their fair value estimated at reporting dates prior to that time.  The compensation expense recognized each period is based on the most recent estimated value.  Further, we classify these non-employee awards as liabilities at fair value upon vesting, with changes in fair value reported in earnings until these awards are exercised or forfeited.  For purposes of measuring compensation expense these awards are revalued at each reporting date.  See Note 21 for additional information.  Compensation expense is recognized for all share-based compensation with future service requirements over the requisite service period using the straight-line method.

Leases

We lease office space and equipment under operating leases.  We recognize rent expense related to these operating leases on a straight-line basis over the lease term.  The lease term commences on the earlier of the date when we become legally obligated for the rent payments or the date on which we take possession of the property.  For tenant improvement allowances and rent holidays, we record a deferred rent liability in other liabilities in the Consolidated Statements of Financial Condition and amortize the deferred rent over the lease term as a reduction to rent expense in the Consolidated Statements of Income and Comprehensive Income.

Foreign currency translation

We consolidate our foreign subsidiaries and certain joint ventures in which we hold an interest.  The statement of financial condition of the subsidiaries and joint ventures we consolidate are translated at exchange rates as of the period end.  The statements of income are translated at an average exchange rate for the period.  The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in other comprehensive income and are thereafter presented in equity as a component of AOCI.

Income taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.  Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or liquidity.  See Note 16 for further information on our income taxes.

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

Evaluation of VIEs to determine whether consolidation is required

A VIE requires consolidation by the entity’s primary beneficiary.  Examples of entities that may be VIEs include certain legal entities structured as corporations, partnerships or limited liability companies.

We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. We hold variable interests in the following VIE’s: Raymond James Employee Investment Funds I and II (the “EIF Funds”), a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”), certain LIHTC funds (“LIHTC Funds”), various other partnerships and LLCs involving real estate (“Other Real Estate Limited Partnerships and LLCs”) and certain funds formed for the purpose of making and managing investments in securities of other entities (“Managed Funds”).

Determination of the primary beneficiary of a VIE

We assess VIEs for consolidation when we hold variable interests in the entity.  We consolidate the VIEs that are subject to assessment when we are deemed to be the primary beneficiary of the VIE.  As of October 1, 2010, the process for determining whether we are the primary beneficiary of the VIE is to conclude whether we are a party to the VIE holding a variable interest that meets both of the following criteria:  (1) has the power to make decisions that most significantly affect the economic performance of the VIE, and (2) has the obligations to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

Impact of the adoption of new accounting consolidation guidance during fiscal year 2011

On October 1, 2010, we adopted new accounting guidance which amended the pre-existing pronouncement regarding the consolidation of VIEs.  This new guidance enacted changes in determining the primary beneficiary of a VIE and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE.  Prior to this new accounting guidance, our determination of whether we were the primary beneficiary of a VIE was based upon whether we were the party to the VIE that absorbed a majority of the VIE’s expected losses, received a majority of its expected residual returns, or both.  As a result of the application of the new accounting guidance, during the year ended September 30, 2011, we:

(1) Deconsolidated two LIHTC Funds in which RJTCF had been deemed to be the primary beneficiary under the prior accounting guidance.  These two entities had consolidated assets of approximately $3.5 million and no consolidated liabilities.  Within equity (as presented on the Consolidated Statements of Financial Condition), their deconsolidation resulted in an after-tax cumulative effect adjustment to retained earnings and noncontrolling interests of $3.3 million and $6.8 million, respectively.

(2) Consolidated two LIHTC Funds in which RJTCF is deemed to be the primary beneficiary under the new accounting guidance.  These two entities had consolidated assets of $56.8 million and consolidated liabilities of $42.1 million, and since we hold less than a 1% interest in these entities, the equity impact of their consolidation was a $14.7 million increase in noncontrolling interests.

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

LIHTC Funds

RJTCF is the managing member or general partner in a number of LIHTC Funds having one or more investor members or limited partners. These low-income housing tax credit funds are organized as LLCs or limited partnerships for the purpose of investing in a number of project partnerships, which are limited partnerships or LLCs that in turn purchase and develop low-income housing properties qualifying for tax credits.

Our determination of the primary beneficiary of each tax credit fund in which RJTCF has a variable interest requires judgment and is based on an analysis of all relevant facts and circumstances, including: (1) an assessment of the characteristics of RJTCF’s variable interest and other involvements it has with the tax credit fund, including involvement of related parties and any de facto agents, as well as the involvement of other variable interest holders, namely, limited partners or investor members, and (2) the tax credit funds’ purpose and design, including the risks that the tax credit fund was designed to create and pass through to its variable interest holders.  In the design of tax credit fund VIEs, the overriding premise is that the investor members invest solely for tax attributes associated with the portfolio of low-income housing properties held by the fund, while RJTCF, as the managing member or general partner of the fund, is responsible for overseeing the fund’s operations.

Non-guaranteed low-income housing tax credit funds

As the managing member or general partner of the fund, except for one guaranteed fund discussed below, RJTCF does not provide guarantees related to the delivery or funding of tax credits or other tax attributes to the investor members or limited partners of tax credit funds. The investor member(s) or limited partner(s) of the VIEs bear the risk of loss on their investment. Additionally, under the tax credit funds’ designed structure, the investor member(s) or limited partner(s) receive nearly all of the tax credits and tax-deductible loss benefits designed to be delivered by the fund entity, as well as a majority of any proceeds upon a sale of a project partnership held by a tax credit fund (fund level residuals).   RJTCF earns fees from the fund for its services in organizing the fund, identifying and acquiring the project partnership investments, ongoing asset management fees, and a share of any residuals arising from sale of project partnerships upon the termination of the fund.

The determination of whether RJTCF is the primary beneficiary of any of the non-guaranteed LIHTC Funds in which it holds a variable interest is primarily dependent upon:  (1) the analysis of whether the other variable interest holders in the tax credit fund hold significant participating rights over the activities that most significantly impact the tax credit funds’ economic performance, and/or (2) whether RJTCF has an obligation to absorb losses of, or the right to receive benefits from, the tax credit fund VIE which could potentially be significant to the fund.

RJTCF sponsors two general types of non-guaranteed tax credit funds:  either non-guaranteed single investor funds, or non-guaranteed multi-investor funds.  In single investor funds, RJTCF has concluded that the one single investor member or limited partner in such funds has significant participating rights over the activities that most significantly impact the economics of the fund and therefore RJTCF, as managing member or general partner of such funds, does not have the power over such activities.  Accordingly, RJTCF is not deemed to be the primary beneficiary of such single investor funds and these funds are not consolidated.

In multi-investor funds, RJTCF has concluded that since the participating rights over the activities that most significantly impact the economics of the fund are not held by one single investor, RJTCF is deemed to have the power over such activities.  RJTCF then assesses whether its projected benefits to be received from the multi-investor funds, primarily from ongoing asset management fees or its share of any residuals upon the termination of the fund, are potentially significant to the fund.  RJTCF is deemed to be the primary beneficiary, and therefore consolidates, any multi-investor fund for which it concludes that such benefits are potentially significant to the fund.

RJTCF does not consolidate the LIHTC Fund VIEs that it determines it is not the primary beneficiary. Our risk of loss is limited to our investments in, advances to, and receivables due from these funds.

Among the LIHTC Fund entities evaluated, RJTCF determined that some of the LIHTC Funds it sponsors are not VIEs. These funds are either:  (1) held 99% by RJTCF (one of which typically holds interests in certain tax credit limited partnerships for less than 90 days, or until beneficial interest in the limited partnership or fund is sold to third parties), or (2) are single investor LIHTC Funds in which RJTCF holds an interest, but the LIHTC Fund does not meet the VIE determination criteria.

See Note 17 for discussion of our commitments related to RJTCF.

Guaranteed LIHTC fund

In conjunction with one of the multi-investor tax credit funds in which RJTCF is the managing member, RJTCF has provided the investor members with a guaranteed return on their investment in the fund (the “Guaranteed LIHTC Fund”).  As a result of this guarantee obligation, RJTCF has determined that it is the primary beneficiary of, and accordingly consolidates, this guaranteed multi-investor fund.  See Note 17 for further discussion of the guarantee obligation.

Other real estate limited partnerships and LLCs

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

Managed Funds

As a result of our April 1, 2011 acquisition of Howe Barnes, one of our subsidiaries is the general partner in funds which we determined to be VIEs that we are not required to consolidate. We are not required to consolidate these funds since they each satisfy the conditions for deferral of the determination of who is the primary beneficiary and therefore, who has the obligation to consolidate.  These funds meet the deferral criteria as:  1) these funds’ primary business activity involves investment in the securities of other entities not under common management for current income, appreciation or both; 2) ownership in the funds is represented by units of investments to which proportionate shares of net assets can be attributed; 3) the assets of the funds are pooled to avail owners of professional management; 4) the funds are the primary reporting entities; and 5) the funds do not have an obligation (explicit or implicit) to fund losses of the entities that could be potentially significant.

Reclassifications

In fiscal year 2011, we changed the title of what had been known as “Financial Service Fees” on our Consolidated Statements of Income and Comprehensive Income, to “Account and Service Fees”, to better reflect the nature of the revenues included within the line item description.  Additionally, we reclassified certain components of revenue previously included within other revenues, into Account and Service Fees.  Reclassifications of $94 million and $80 million of revenues previously reported as components of other revenues for the years ended September 30, 2010 and 2009, respectively, have been included in Account and Service Fees on the Consolidated Statements of Income and Comprehensive Income as presented for each respective year in order to conform prior periods to the current year presentation.

Certain other prior period amounts, none of which are material, have been reclassified to conform to the current presentation.

NOTE 2 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	September 30,
	2011	2010
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,438,249	$2,939,963	(1)
Money market investments	1,446	3,276
Total cash and cash equivalents (2)	2,439,695	2,943,239

Cash and securities segregated pursuant to federal regulations and other segregated assets (3)	3,548,683	3,430,715	(4)
Deposits with clearing organizations (5)	91,482	76,488
	$6,079,860	$6,450,442

(1)
Cash in banks at September 30, 2010 includes $1.8 billion resulting from RJ Bank’s September 30, 2010 point-in-time requirement to qualify as a thrift institution.  See Note 22 for discussion of the point-in-time requirement.

(2)
The total amount presented includes $471 million and $287 million of cash and cash equivalents which are either on deposit at RJ Bank or are otherwise invested by one of our subsidiaries, on behalf of RJF as of September 30, 2011 and September 30, 2010, respectively.

(3)
Consists primarily of cash or qualified securities maintained in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934. RJ&A, as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. Additionally, RJ Ltd. is required to hold client Registered Retirement Savings Plan funds in trust.

(4)
Other segregated assets at September 30, 2010 include $1.3 billion held as collateral by the FHLB securing an overnight advance which was related to the point-in-time regulatory balance sheet composition requirements mentioned in item (1) above.  On October 1, 2010, the advance was repaid.

(5)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

NOTE 3 – FAIR VALUE

Recurring fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and 2010 are presented below:
September 30, 2011	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2011
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$8	$164,019	$375		$-	$164,402
Corporate obligations	4,137	23,470	-		-	27,607
Government and agency obligations	22,620	13,486	-		-	36,106
Agency MBS and CMOs	31	147,726	-		-	147,757
Non-agency CMOs and ABS	-	49,069	50		-	49,119
Total debt securities	26,796	397,770	425		-	424,991
Derivative contracts	-	126,867	-		(88,563)	38,304
Equity securities	17,908	3,274	15		-	21,197
Other securities	816	7,463	-		-	8,279
Total trading instruments	45,520	535,374	440		(88,563)	492,771
Available for sale securities:
Agency MBS and CMOs	-	178,732	-		-	178,732
Non-agency CMOs	-	145,024	851		-	145,875
Other securities	10	-	-		-	10
ARS:
Municipals	-	-	79,524	(4)	-	79,524
Preferred securities	-	-	116,524		-	116,524
Total available for sale securities	10	323,756	196,899		-	520,665
Private equity and other investments:
Private equity investments	-	-	168,785	(3)	-	168,785
Other investments	123,421	63	2,087		-	125,571
Total private equity and other investments	123,421	63	170,872		-	294,356
Other assets	-	2,696	-		-	2,696
Total	$168,951	$861,889	$368,211		$(88,563)	$1,310,488

Liabilities:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$-	$607	$-		$-	$607
Corporate obligations	-	5,625	-		-	5,625
Government obligations	56,472	-	-		-	56,472
Agency MBS and CMOs	159	-	-		-	159
Total debt securities	56,631	6,232	-		-	62,863
Derivative contracts	-	112,457	-		(105,869)	6,588
Equity securities	6,488	211	-		-	6,699
Other securities	-	-	-		-	-
Total trading instruments sold but not yet purchased	63,119	118,900	-		(105,869)	76,150
Other liabilities	-	20	40		-	60
Total	$63,119	$118,920	$40		$(105,869)	$76,210

(1)
We had no significant transfers of financial instruments between Level 1 and Level 2 during the fiscal year ended September 30, 2011.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)
Includes $87.9 million in private equity investments of which the weighted-average portion we own is approximately 20%.  Effectively the economics associated with the portion of this investment we do not own becomes a component of noncontrolling interests on our Consolidated Statements of Financial Condition, and amounted to approximately $70 million of that total as of September 30, 2011.

(4)
Includes $53.2 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $19.2 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.  On November 9, 2011, Jefferson County, Alabama filed a voluntary petition for relief under Chapter 9 of the U.S. Bankruptcy Code in the U.S. District Court for the Northern District of Alabama.  To date, the impact of this event on the fair value of these ARS has not been material, however the future impact is unknown.

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

(3)
Includes $86.3 million in private equity investments of which the weighted-average portion we own is approximately 20%.  Effectively the economics associated with the portion of this investment we do not own becomes a component of noncontrolling interests on our Consolidated Statements of Financial Condition, and amounted to approximately $69.1 million of that total as of September 30, 2010.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Year ended September 30, 2011 Level 3 assets at fair value (in thousands)
Financial assets									Financial liabilities
	Trading Instruments			Available for sale securities			Private equity and other investments		Payables-trade and other
	Municipal & provincial obligations	Non-agency CMOs & ABS	Equity securities	Non-agency CMOs	ARS - municipals	ARS - preferred securities	Private equity investments	Other investments	Other liabilities
Fair value September 30, 2010	$6,275	$3,930	$3,025	$1,011	$-	$-	$161,230	$45	$(46)
Realized/unrealized gains (losses):
Included in earnings	(397)	1,318	(176)	121	-	-	10,683 (1)	(160)	6
Included in other comprehensive income	-	-	-	155	-	-	-	-	-
Purchases and contributions	1,050	12	688	-	73,213	131,255	14,027	1,932	-
Sales	(305)	(5,210)	(1,225)	(436)	-	-	-	(191)	-
Redemptions by issuer	-	-	(1,125)	-	-	(15,925)	-	-	-
Distributions	-	-	-	-	-	-	(16,694)	-	-
Transfers:
Into Level 3(2)	-	-	-	-	6,311	1,194	-	461	-
Out of Level 3(2)	(6,248)	-	(1,172)	-	-	-	(461)	-	-
Fair value September 30, 2011	$375	$50	$15	$851	$79,524	$116,524	$168,785	$2,087	$(40)

Change in unrealized gains (losses) related to financial instruments held at September 30, 2011	$203	$(99)	$(23)	$(81)	$-	$-	$(8)	$(143)	$-

(1)
Primarily results from valuation adjustments of certain private equity investments. Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $6 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests’ share of the net valuation adjustments was a gain of approximately $4.7 million.

(2)
During fiscal year 2011, ARS positions we held in trading instruments which were repurchased from clients in individual settlements prior to the ARS settlement (refer to Note 17 for discussion of the ARS settlement) were transferred into available for sale securities.  In addition, certain investments held by our Canadian subsidiary were reclassified from private equity investments to other investments.  In all periods presented, these positions were considered Level 3 assets in the fair value hierarchy.

Year ended September 30, 2010 Level 3 assets at fair value (in thousands)
Financial assets										Financial liabilities
	Trading Instruments					Available for sale securities	Private equity and other investments			Payables-trade and other
	Municipal & provincial obligations	Non-agency CMOs & ABS	Derivative contracts	Equity securities	Other securities	Non-agency CMOs	Private equity investments		Other investments	Other liabilities
Fair value September 30, 2009	$5,316	$10,915	$222	$-	$919	$2,596	$142,671		$227	$(59)
Realized/unrealized gains (losses):
Included in earnings	1,929	(547)	(222)	(44)	720	(2,844)	13,652	(1)	243	13
Included in other comprehensive income	-	-	-	-	-	1,652	-		-	-
Purchases, issuances & settlements, net	(6,545)	(6,438)	-	2,669	7	(393)	4,907		(425)	-
Transfers:
Into Level 3	5,575	-	-	400	-	-	-		-	-
Out of Level 3	-	-	-	-	(1,646)	-	-		-	-
Fair value September 30, 2010	$6,275	$3,930	$-	$3,025	$-	$1,011	$161,230		$45	$(46)

Change in unrealized gains (losses) related to financial instruments held at September 30, 2010	$-	$174	$-	$5	$720	$(2,844)	$13,652		$(5)	$-

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

As of September 30, 2011, 7.3% of our assets and 0.5% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2011 represent 28% of our assets measured at fair value, a substantial increase as compared to the prior year as a result of the repurchase of ARS which we have classified as Level 3 instruments (see Note 17 for discussion of the ARS matter).  As of September 30, 2010, 7.5% and 0.9% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2010 represented 13.1% of our assets measured at fair value.

Gains and losses (realized and unrealized) included in revenues for the years ended September 30, 2011 and 2010 are reported in net trading profits and other revenues in our Consolidated Statements of Income and Comprehensive Income as follows:

For the year ended September 30, 2011	Net trading profits	Other revenues
	(in thousands)

Total gains included in revenues	$745	$10,650
Change in unrealized gains (losses) relating to assets still held at reporting date	81	(232)

For the year ended September 30, 2010	Net trading profits	Other revenues
	(in thousands)

Total gains included in revenues	$2,056	$10,844
Change in unrealized gains relating to assets still held at reporting date	897	10,805

Nonrecurring fair value measurements

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement only in certain circumstances; for example, when there is evidence of impairment or in other situations where the lower of cost or fair value method of accounting is applied. Our financial instruments which are measured at fair value on a nonrecurring basis include certain RJ Bank loans that have been deemed impaired and certain loans classified as held for sale.  Assets that are not financial instruments but are subject to measurement at fair value on a nonrecurring basis include goodwill and OREO.  The table below provides information, by level within the fair value hierarchy, for assets with nonrecurring fair value measurements during the year and still held as of the reporting date.

	Fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Total
September 30, 2011:	(in thousands)
Assets at fair value on a nonrecurring basis:
Bank loans, net (1)	$-	$39,621	$111,941	(3)	$151,562
OREO (2)	-	11,278	-		11,278

September 30, 2010:
Assets at fair value on a nonrecurring basis:
Bank loans, net (1)	$-	$1,901	$127,035	(3)	$128,936
OREO (2)	-	19,431	-		19,431

(1)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(2)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Consolidated Statements of Financial Condition is net of the estimated selling costs.

(3)	At September 30, 2011 and 2010, the Level 3 assets, include residential first mortgage nonaccrual loans for which a charge-off had been recorded. See Note 7 for further information.

The adjustment to fair value of the nonrecurring fair value measures for the year ended September 30, 2011 resulted in $27.6 million in additional provision for loan losses, as well as $4.6 million in other losses during the year.

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of September 30, 2011, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Other fair value disclosures

Many, but not all, of the financial instruments we hold are recorded at fair value in the Consolidated Statements of Financial Condition.

The following represent financial instruments in which the ending balance at September 30, 2011 and 2010 are not carried at fair value on our Consolidated Statements of Financial Condition:

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

Bank loans, net:  These financial instruments are primarily comprised of loans originated or purchased by RJ Bank and include C&I loans, commercial and residential real estate loans, as well as consumer loans intended to be held until maturity or payoff.  In addition, these financial instruments consist of loans held for sale, which are carried at the lower of cost or market value.  A portion of these loans held for sale are also included in the nonrecurring fair value measurements in addition to any impaired loans held for investment.

Fair values for both variable and fixed-rate loans held for investment are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  This methodology for estimating the fair value of loans does not consider other market variables and, therefore, is not based on an exit price concept.  The fair value of loans held for sale is estimated using current market prices for loans with similar terms and borrowers of similar credit quality.

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

Other borrowings:  The fair value of any FHLB advances held at RJ Bank is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered by creditors for advances of similar terms and remaining maturities.

Corporate debt:  The fair value of the mortgage note payable associated with the financing of our home office complex is based upon an estimate of the current market rates for similar loans.  The fair value of our senior notes is based upon recent trades of those or other similar debt securities in the market.

Off-Balance sheet financial instruments:  The fair value of unfunded commitments to extend credit is based on a methodology similar to that described above for loans and further adjusted for the probability of funding.  The fair value of these unfunded lending commitments in addition to the fair value of other off-balance sheet financial instruments are not material and, therefore, are excluded from the table below.  See Note 23 for further discussion of off-balance sheet financial instruments.

For those financial instruments where the fair value is not reflected on the Consolidated Statements of Financial Condition, we have estimated their fair value in part based upon our assumptions, the estimated amount and timing of future cash flows and estimated discount rates.  Different assumptions could significantly affect these estimated fair values. Accordingly, the net realizable values could be materially different from the estimates presented below.  In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of our fair value.  We are not required to disclose the fair value of nonfinancial instruments including property, equipment and leasehold improvements as well as goodwill.

The carrying amounts and estimated fair values of our financial instruments that are not carried at fair value are as follows:

	September 30, 2011		September 30, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(in thousands)
Financial assets:
Bank loans, net	$6,547,914	$6,596,439	$6,094,929	$6,099,106
Financial liabilities:
Bank deposits	7,739,322	7,745,607	7,079,718	7,088,297
Other borrowings	-	-	2,557,000	2,557,613
Corporate debt	611,968	675,509	355,964	421,132

NOTE 4 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	September 30, 2011		September 30, 2010
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)

Municipal and provincial obligations	$164,402	$607	$168,353	$296
Corporate obligations	27,607	5,625	38,471	693
Government and agency obligations	36,106	56,472	36,894	99,631
Agency MBS and CMOs	147,757	159	278,578	105
Non-agency CMOs and ABS	49,119	-	8,297	-
Total debt securities	424,991	62,863	530,593	100,725

Derivative contracts	38,304	6,588	26,367	1,649
Equity securities	21,197	6,699	31,644	28,664
Other securities	8,279	-	2,843	-
Total	$492,771	$76,150	$591,447	$131,038

See Note 3 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

NOTE 5 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank, ARS and certain equity securities owned by our non-broker-dealer subsidiaries. There were proceeds of $13.8 million from the sale of available for sale securities for the fiscal year ended September 30, 2011, which resulted in total losses of $209,000.  There were no proceeds from the sale of available for sale securities for the fiscal years ended September 30, 2010 or 2009.

The amortized cost and fair values of available for sale securities are as follows:

	September 30, 2011
	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available for sale securities:
Agency MBS and CMOs	$178,120	$639	$(27)	$178,732
Non-agency CMOs (1)	192,956	-	(47,081)	145,875
Total RJ Bank available for sale securities	371,076	639	(47,108)	324,607

Auction rate securities:
Municipal obligations	79,524	-	-	79,524
Preferred securities	116,524	-	-	116,524
Total auction rate securities (2)	196,048	-	-	196,048

Other securities	3	7	-	10
Total available for sale securities	$567,127	$646	$(47,108)	$520,665

	September 30, 2010
	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available for sale securities:
Agency MBS and CMOs	$217,516	$559	$(196)	$217,879
Non-agency CMOs (3)	252,522	16	(50,968)	201,570
Other securities	5,000	3	-	5,003
Total RJ Bank available for sale securities	475,038	578	(51,164)	424,452
Other securities	3	6	-	9
Total available for sale securities	$475,041	$584	$(51,164)	$424,461

	September 30, 2009
	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Available for sale securities:
Agency MBS and CMOs	$275,995	$213	$(3,316)	$272,892
Non-agency CMOs (4)	325,823	-	(94,660)	231,163
Other securities	5,000	10	-	5,010
Total RJ Bank available for sale securities	606,818	223	(97,976)	509,065
Other securities	3	5	-	8
Total available for sale securities	$606,821	$228	$(97,976)	$509,073

(1)	As of September 30, 2011, the non-credit portion of OTTI recorded in AOCI was $37.9 million (before taxes).

(2)
During fiscal year 2011, ARS with a fair value of approximately $7.5 million which were previously held in trading instruments and arose prior to the ARS settlement (refer to Note 17 for discussion of the ARS settlement) were transferred into available for sale securities.

(3)	As of September 30, 2010, the non-credit portion of OTTI recorded in AOCI was $36.1 million (before taxes).

(4)	As of September 30, 2009, the non-credit portion of OTTI recorded in AOCI was $20.5 million (before taxes).

See Note 3 for additional information regarding the fair value of available for sale securities.

The contractual maturities, amortized cost, carrying values and current yields for our available for sale securities are as presented below.  Since RJ Bank’s available for sale securities are backed by mortgages, actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  Expected maturities of ARS and other securities may differ significantly from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	(in thousands)
Agency MBS & CMOs:
Amortized cost	$-	$-	$51,262	$126,858	$178,120
Carrying value	-	-	51,418	127,314	178,732
Weighted-average yield	-	-	0.46%	0.57%	0.54%

Non-agency CMOs:
Amortized cost	$-	$-	$-	$192,956	$192,956
Carrying value	-	-	-	145,875	145,875
Weighted-average yield	-	-	-	4.33%	4.33%

Sub-total agency MBS & CMOs and non-agency CMOs:
Amortized cost	$-	$-	$51,262	$319,814	$371,076
Carrying value	-	-	51,418	273,189	324,607
Weighted-average yield	-	-	0.46%	2.58%	2.24%

Auction rate securities:
Municipal obligations
Amortized cost	$-	$-	$553	$78,971	$79,524
Carrying value	-	-	553	78,971	79,524
Weighted-average yield	-	-	0.48%	0.75%	0.75%

Preferred securities:
Amortized cost	$-	$-	$-	$116,524	$116,524
Carrying value	-	-	-	116,524	116,524
Weighted-average yield	-	-	-	0.26%	0.26%

Sub-total auction rate securities:
Amortized cost	$-	$-	$553	$195,495	$196,048
Carrying value	-	-	553	195,495	196,048
Weighted-average yield	-	-	0.48%	0.46%	0.46%

Other securities:
Amortized cost	$-	$-	$-	$3	$3
Carrying value	-	-	-	10	10

Total available for sale securities:
Amortized cost	$-	$-	$51,815	$515,312	$567,127
Carrying value	-	-	51,971	468,694	520,665
Weighted-average yield	-	-	0.46%	1.78%	1.66%

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(in thousands)

Agency MBS and CMOs	$23,366	$(6)	$17,702	$(21)	$41,068	$(27)
Non-agency CMOs	1,345	(93)	144,530	(46,988)	145,875	(47,081)
Total impaired securities	$24,711	$(99)	$162,232	$(47,009)	$186,943	$(47,108)

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(in thousands)

Agency MBS and CMOs	$45,026	$(117)	$58,425	$(79)	$103,451	$(196)
Non-agency CMOs	-	-	199,877	(50,968)	199,877	(50,968)
Total impaired securities	$45,026	$(117)	$258,302	$(51,047)	$303,328	$(51,164)
The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At September 30, 2011, of the 14 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, three were in a continuous unrealized loss position for less than 12 months and 11 for 12 months or more.  On August 5, 2011, Standard and Poors (“S&P”), a nationally recognized statistical rating organization, downgraded long-term U.S. sovereign debt.  Despite this downgrade, S&P indicated that the short-term capacity of the U.S. to meet its financial commitments on its outstanding obligations is still strong.  Further, two other nationally recognized rating organizations did not downgrade their previously issued U.S. sovereign debt credit ratings.  Accordingly, we do not believe that S&P’s downgrade of long-term U.S. sovereign debt indicates that there are credit losses on U.S. agency-guaranteed securities.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-agency CMOs

As of September 30, 2011 and including subsequent ratings changes, $40.7 million of the non-agency CMOs were rated investment grade by at least one rating agency, and $105.2 million were rated less than investment grade. At September 30, 2011, 24 of the 25 non-agency CMOs were in a continuous unrealized loss position for 12 months or more and one was in that position for less than 12 months.  The non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as loan-to-value (“LTV”) ratio, credit scores, property type, location and level of credit enhancement. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage, are reviewed monthly by management.  Only those non-agency CMOs whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.  The unrealized losses at September 30, 2011 were primarily due to the continued volatility and uncertainty in the markets.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	September 30, 2011
	Range	Weighted- average (1)

Default rate	0.3% - 36.3%	14.4%
Loss severity	15.0% - 70.8%	45.2%
Prepayment rate	0% - 30.2%	10.4%

(1)	Represents the expected activity for the next twelve months.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them (see Note 17 for further information regarding our repurchase of ARS).  All unrealized gains or losses, except for those that are deemed to be other-than-temporary, that arise after their acquisition will be recorded through other comprehensive income and thereafter presented in equity as a component of AOCI.

During the year ended September 30, 2011, ARS which we held with an aggregate par value of $15.9 million were redeemed by their issuer at par; no gains or losses were recorded in our Consolidated Statements of Income and Comprehensive Income on the ARS securities which were subject to these redemptions.

Other-than-temporarily impaired securities

Although there is no intent to sell our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within the non-agency CMO portfolio.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Year ended September 30,
	2011	2010	2009
	(in thousands)

Amount related to credit losses on securities we held at the beginning of the period	$18,816	$17,762	$4,869
Additions to the amount related to credit loss for which an OTTI was not previously recognized	240	5,166	11,393
Decreases to the amount related to credit loss for securities sold during the period	(6,744)	-	-
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	9,994	6,864	1,500
Decreases to the amount related to credit losses for worthless securities	-	(10,976)	-
Amount related to credit losses on securities we held at the end of the period	$22,306	$18,816	$17,762

The fiscal year 2011 increase in credit losses were primarily due to high loss severities on individual loan collateral of certain securities and the expected continuation of high default levels and collateral losses for the duration of calendar year 2011 and into calendar year 2012.

NOTE 6 – RECEIVABLES FROM AND PAYABLES TO BROKERAGE CLIENTS

Receivables from brokerage clients

Receivables from brokerage clients include amounts arising from normal cash and margin transactions and fees receivable. Margin receivables are collateralized by securities owned by brokerage clients. Such collateral is not reflected in the accompanying consolidated financial statements. The amount receivable from clients is as follows:

	September 30,
	2011	2010
	(in thousands)

Brokerage client receivables	$1,719,008	$1,677,798
Allowance for doubtful accounts	(2,180)	(2,263)
Brokerage client receivables, net	$1,716,828	$1,675,535

Payables to brokerage clients

Payables to brokerage clients include brokerage client funds on deposit awaiting reinvestment.  The following table presents a summary of such payables:

	September 30,
	2011	2010
	(in thousands)
Brokerage client payables:
Interest bearing	$4,420,283	$2,985,484
Non-interest bearing	270,131	322,631
Total brokerage client payables	$4,690,414	$3,308,115

NOTE 7 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include C&I loans, commercial and residential real estate loans, as well as consumer loans. These receivables are collateralized by first or second mortgages on residential or other real property, other assets of the borrower, or are unsecured.

During the December 2010 quarter end, RJ Bank reclassified balances within the categories of its loan portfolio to more closely align these balances with its assignment of credit risk utilized within the allowance for loan losses evaluation.  As a result, certain bank loan categories and amounts presented in this Form 10-K differ from those previously reported.

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each portfolio segment in RJ Bank's total loan portfolio as of September 30 of each respective year presented:

	2011		2010		2009
	Balance	%	Balance	%	Balance	%
	($ in thousands)

Loans held for sale, net(1)	$102,236	2%	$6,114	-	$40,484	1%
Loans held for investment:
C&I loans	4,100,939	61%	3,232,723	52%	3,079,916	46%
CRE construction loans	29,087	-	65,512	1%	163,951	2%
CRE loans	742,889	11%	937,669	15%	1,080,160	16%
Residential mortgage loans	1,756,486	26%	2,015,331	32%	2,396,995	35%
Consumer loans	7,438	-	23,940	-	22,816	-
Total loans held for investment	6,636,839		6,275,175		6,743,838
Net unearned income and deferred expenses	(45,417)		(39,276)		(40,077)
Total loans held for investment, net(1)	6,591,422		6,235,899		6,703,761

Total loans held for sale and investment	6,693,658	100%	6,242,013	100%	6,744,245	100%
Allowance for loan losses	(145,744)		(147,084)		(150,272)
Bank loans, net	$6,547,914		$6,094,929		$6,593,973

	2008		2007
	Balance	%	Balance	%
	($ in thousands)

Loans held for sale, net(1)	$524	-	$1,571	-
Loans held for investment:
C&I loans	3,411,963	47%	1,820,471	38%
CRE construction loans	346,691	5%	123,664	3%
CRE loans	842,766	12%	841,152	18%
Residential mortgage loans	2,599,042	36%	1,933,061	41%
Consumer loans	23,778	-	4,541	-
Total loans held for investment	7,224,240		4,722,889
Net unearned income and deferred expenses	(41,382)		(13,229)
Total loans held for investment, net(1)	7,182,858		4,709,660

Total loans held for sale and investment	7,183,382	100%	4,711,231	100%
Allowance for loan losses	(88,155)		(47,022)
Bank loans, net	$7,095,227		$4,664,209

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

RJ Bank purchased or originated $354.9 million, $251.8 million and $208.9 million of loans held for sale for the years ended September 30, 2011, 2010 and 2009, respectively.  For the years ended September 30, 2011, 2010 and 2009 there were proceeds of $93.2 million, $121.4 million and $77 million for the sale of loans resulting in net gains of $830,000, $356,000 and $676,000, respectively, which were recorded in other revenues on our Consolidated Statements of Income and Comprehensive Income.

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Year ended September 30, 2011
	Purchases	Sales
	(in thousands)

C&I loans	$156,475	$57,209
CRE loans	2,630	-
Residential mortgage loans	91,745	-
Total	$250,850	$57,209

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	As of September 30,
	2011	2010	2009	2008	2007
	($ in thousands)
Nonaccrual loans:
C&I loans	$25,685	$-	$-	$-	$-
CRE loans	15,842	67,071	73,961	37,462	-
Residential mortgage loans:
First mortgage loans	90,992	80,754	54,986	14,571	1,391
Home equity loans/lines	67	71	111	-	-
Total nonaccrual loans	132,586	147,896	129,058	52,033	1,391

Accruing loans which are 90 days past due:
CRE loans	-	830	12,461	-	682
Residential mortgage loans:
First mortgage loans	690	5,098	16,863	6,113	1,992
Home equity loans/lines	47	159	-	18	-
Total accruing loans which are 90 days past due	737	6,087	29,324	6,131	2,674
Total nonperforming loans	133,323	153,983	158,382	58,164	4,065

Real estate owned and other repossessed assets, net:
CRE	7,707	19,486	4,646	1,928	-
Residential:
First mortgage	6,852	8,439	4,045	2,216	1,653
Home equity	13	-	-	-	-
Total	14,572	27,925	8,691	4,144	1,653
Total nonperforming assets, net	$147,895	$181,908	$167,073	$62,308	$5,718
Total nonperforming assets as a % of total loans, net and other real estate owned, net	2.25%	2.97%	2.53%	0.88%	0.12%

As of September 30, 2011, the recorded investment for residential first mortgage nonaccrual loans presented above includes $78.1 million for which a charge-off had been recorded.  As previously reported, the recorded investment for residential first mortgage nonaccrual loans includes $68.7 million and $43.8 million as of September 30, 2010 and 2009 respectively, for which a charge-off had been recorded.  These nonaccrual loans for which a charge-off had been recorded are now included in the impaired loan tables below.

The table of nonperforming assets above excludes $10.3 million, $8.2 million and $1.3 million as of September 30, 2011, 2010 and 2009, respectively, of residential TDRs which were returned to accrual status in accordance with our policy.  There were no TDRs excluded from the table above for the years ended September 30, 2008 and 2007.

As of September 30, 2011, RJ Bank had no outstanding commitments on nonperforming loans.  As of September 30, 2010, RJ Bank had a commitment to lend an additional $623,000 on one nonperforming CRE loan, which was classified as a TDR.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $5.1 million, $7.9 million, and $7.8 million for the years ended September 30, 2011, 2010 and 2009, respectively.  The interest income recognized on nonperforming loans was $1.2 million, $1.3 million and $607,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

The following table presents an analysis of the payment status of loans held for investment as of September 30, 2011:

	30-59 days	60-89 days	90 days or more	Total past due	Current	Total loans held for investment (1)
	(in thousands)

C&I loans	$-	$-	$-	$-	$4,100,939	$4,100,939
CRE construction loans	-	-	-	-	29,087	29,087
CRE loans	-	-	5,053	5,053	737,836	742,889
Residential mortgage loans:
First mortgage loans	6,400	6,318	61,870	74,588	1,651,181	1,725,769
Home equity loans/lines	88	-	114	202	30,515	30,717
Consumer loans	-	-	-	-	7,438	7,438
Total loans held for investment, net	$6,488	$6,318	$67,037	$79,843	$6,556,996	$6,636,839

(1)	Excludes any net unearned income and deferred expenses.

The following table provides a summary of RJ Bank’s impaired loans:

	September 30, 2011			September 30, 2010
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$25,685	$26,535	$8,478	$-	$-	$-
CRE loans	6,122	6,131	1,014	60,598	85,652	8,469
Residential mortgage loans:
First mortgage loans	83,471	123,202	10,226	74,640	110,521	9,873
Home equity loans/lines	128	128	20	144	144	30
Total	115,406	155,996	19,738	135,382	196,317	18,372

Impaired loans without allowance for loan losses:(2)
CRE loans	9,720	20,648	-	6,473	17,309	-
Residential - first mortgage loans	6,553	10,158	-	3,552	5,355	-
Total	16,273	30,806	-	10,025	22,664	-
Total impaired loans	$131,679	$186,802	$19,738	$145,407	$218,981	$18,372

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The table above includes $12 million C&I, $4.7 million CRE, $23.3 million residential first mortgage and $128,000 residential home equity TDRs at September 30, 2011.  The table above includes $12.3 million CRE, $15.4 million residential first mortgage and $144,000 residential home equity TDRs at September 30, 2010.

The average balance of the total impaired loans and the related interest income recognized in the Consolidated Statements of Income and Comprehensive Income are as follows:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Average impaired loan balance:
C&I loans	$8,673	$-	$-
CRE loans	38,542	58,266	62,285
Residential mortgage loans:
First mortgage loans	85,863	64,540	25,976
Home equity loans/lines	142	129	127
Total	$133,220	$122,935	$88,388

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$295	$121	$39
Home equity loans/lines	5	3	4
Total	$300	$124	$43

During the year ended September 30, 2011, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  The concessions granted for the C&I and CRE loans were generally interest rate reductions and the release of guarantor liabilities.  The concessions granted for first mortgage residential loans were generally interest rate reductions and interest capitalization.  The table below presents the impact TDRs which occurred during the year ended September 30, 2011 had on our consolidated financial statements:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	(in thousands)
Troubled debt restructurings:
C&I loans	1	$12,450	$12,034
CRE loans	1	9,226	9,226
Residential mortgage – first mortgage loans	25	10,025	10,528
Total	27	$31,701	$31,788

During the year ended September 30, 2011, there were five residential first mortgage TDRs with a recorded investment of $1.4 million for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

The credit quality of RJ Bank’s loan portfolio is summarized monthly by management using the standard asset classification system utilized by bank regulators for the residential and consumer loan portfolios and internal risk ratings, which correspond to the same standard asset classifications for the corporate loan portfolio.  These classifications are divided into three groups:  Not Classified (Pass), Special Mention, and Classified or Adverse Rating (Substandard, Doubtful and Loss) and are defined as follows:

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

RJ Bank’s credit quality of its held for investment loan portfolio as of September 30, 2011 is as follows:

				Residential mortgage
	C&I	CRE construction	CRE	First mortgage	Home equity	Consumer	Total

	(in thousands)

Pass	$3,906,358	$29,087	$572,124	$1,607,327	$30,319	$7,438	$6,152,653
Special mention	88,889	-	76,021	23,684	170	-	188,764
Substandard	93,658	-	90,058	94,758	228	-	278,702
Doubtful	12,034	-	4,686	-	-	-	16,720
Total	$4,100,939	$29,087	$742,889	$1,725,769	$30,717	$7,438	$6,636,839

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total

	(in thousands)
Year ended September 30, 2011:
Balance at beginning of year:	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084
Provision for loan losses	(18)	21,261	(3,983)	(3,485)	19,670	210	33,655
Net charge-offs:
Charge-offs	-	(458)	-	(15,204)	(22,501)	(255)	(38,418)
Recoveries	-	-	-	1,670	1,744	9	3,423
Net charge-offs	-	(458)	-	(13,534)	(20,757)	(246)	(34,995)
Balance at September 30, 2011	$5	$81,267	$490	$30,752	$33,210	$20	$145,744

Year ended September 30, 2010:
Balance at beginning of year:	$7	$84,841	$3,237	$34,018	$28,081	$88	$150,272
Provision for loan losses	16	(24,377)	1,236	67,806	35,764	(32)	80,413
Net charge-offs:
Charge-offs	-	-	-	(56,402)	(30,837)	-	(87,239)
Recoveries	-	-	-	2,349	1,289	-	3,638
Net charge-offs	-	-	-	(54,053)	(29,548)	-	(83,601)
Balance at September 30, 2010	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084

Year ended September 30, 2009:
Balance at beginning of year:	$1	$55,106	$7,061	$17,238	$8,588	$162	$88,155
Provision for loan losses	6	29,735	(602)	94,096	46,179	(74)	169,341
Net charge-offs:
Charge-offs	-	-	(3,222)	(77,317)	(27,314)	-	(107,853)
Recoveries	-	-	-	1	628	-	629
Net charge-offs	-	-	(3,222)	(77,316)	(26,686)	-	(107,224)
Balance at September 30, 2009	$7	$84,841	$3,237	$34,018	$28,081	$88	$150,272

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total

	(in thousands)
September 30, 2011:
Allowance for loan losses:
Individually evaluated for impairment	$-	$8,478	$-	$1,014	$2,642	$-	$12,134
Collectively evaluated for impairment	5	72,789	490	29,738	30,568	20	133,610
Total allowance for loan losses	$5	$81,267	$490	$30,752	$33,210	$20	$145,744
Loan category as a % of total recorded investment	2%	61%	-	11%	26%	-	100%

Recorded investment:(1)
Individually evaluated for impairment	$-	$25,685	$-	$15,842	$23,453	$-	$64,980
Collectively evaluated for impairment	92,748	4,075,254	29,087	727,047	1,733,033	7,438	6,664,607
Total recorded investment	$92,748	$4,100,939	$29,087	$742,889	$1,756,486	$7,438	$6,729,587

September 30, 2010:
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$8,469	$2,812	$-	$11,281
Collectively evaluated for impairment	23	60,464	4,473	39,302	31,485	56	135,803
Total allowance for loan losses	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084
Loan category as a % of total recorded investment	-	52%	1%	15%	32%	-	100%

Recorded investment:(1)
Individually evaluated for impairment	$-	$-	$-	$67,071	$16,130	$-	$83,201
Collectively evaluated for impairment	5,847	3,232,723	65,512	870,598	1,999,201	23,940	6,197,821
Total recorded investment	$5,847	$3,232,723	$65,512	$937,669	$2,015,331	$23,940	$6,281,022

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of September 30, 2011 and 2010.

The reserve for unfunded lending commitments, included in trade and other payables on our Consolidated Statements of Financial Condition, was $10.4 million and $11.9 million at September 30, 2011 and 2010, respectively.

NOTE 8 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets include the following:

	September 30,
	2011	2010
	(in thousands)

Investments in company-owned life insurance (1)	$148,658	$140,526
Investment in FHLB stock	65,541	127,049
Prepaid expenses	69,589	76,046
Low-income housing tax credit fund financing asset (2)	41,629	43,398
Other assets	38,847	64,338
Prepaid expenses and other assets	$364,264	$451,357

(1)	As of September 30, 2011, we own 1,365 life insurance policies with a cumulative face value of $703.3 million.

(2)
In fiscal year 2010 we sold an investment in a low-income housing tax credit fund and we provided a guaranteed return on investment to the purchaser.  As a result of this guarantee obligation, we are the primary beneficiary of the fund (see Note 9 for further information regarding the consolidation of this fund) and we have accounted for this transaction as a financing.  As a financing transaction, we continue to account for the asset transferred to the purchaser, and maintain a related liability corresponding to our obligations under the guarantee.  As the benefits are delivered to the purchaser of the investment, this financing asset and the related liability will decrease.  The related financing liability in the amount of $41.7 million and $43.4 million is included in Trade and other payables on our Consolidated Statements of Financial Condition as of September 30, 2011 and 2010, respectively.  See Note 17 for further discussion of our obligations under the guarantee.

NOTE 9 – VARIABLE INTEREST ENTITIES

On October 1, 2010, we adopted new accounting guidance which amended the existing pronouncement regarding the consolidation of VIEs.  See the “Evaluation of VIEs to determine whether consolidation is required” section of Note 1 for a discussion of the impact the adoption of this new accounting guidance had on our Consolidated Statements of Financial Condition.

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that the EIF Funds, the Restricted Stock Trust Fund and certain LIHTC Funds require consolidation in our financial statements as we are deemed the primary beneficiary of those VIEs (see Note 1 for discussion of our accounting policies governing these determinations).  The aggregate assets and liabilities of the entities we consolidate are provided in the table below.

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
September 30, 2011:
LIHTC Funds	$257,631	$121,908
Guaranteed LIHTC Fund	87,811	10,424
Restricted Stock Trust Fund	8,099	4,630
EIF Funds	16,223	-
Total	$369,764	$136,962

September 30, 2010:
LIHTC Funds	$234,742	$94,028
Guaranteed LIHTC Fund	75,449	2,382
Restricted Stock Trust Fund	7,969	4,429
EIF Funds	18,215	-
Total	$336,375	$100,839

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

	Year ended September 30,
	2011	2010
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$18,317	$14,188
Receivables, other	11,288	6,104
Investments in real estate partnerships held by consolidated variable interest entities	320,384	280,890
Trust fund investment in RJF common stock (1)	8,099	7,798
Prepaid expenses and other assets	17,197	19,398
Total assets	$375,285	$328,378

Liabilities and equity:
Loans payable of consolidated variable interest entities (2)	$99,982	$76,464
Trade and other payables	5,353	2,722
Intercompany payables	6,904	16,930
Total liabilities	112,239	96,116

RJF Equity	5,537	5,205
Noncontrolling interests	257,509	227,057
Total equity	263,046	232,262
Total liabilities and equity	$375,285	$328,378

(1)	Included in treasury stock in our Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans (see Note 13 for additional information).

The following table presents information about the net loss of the VIEs which we consolidate and are included within our Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which are not ours.

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Revenues:
Interest	$2	$13	$71
Other	5,385	5,793	2,621
Total revenues	5,387	5,806	2,692

Interest expense	6,049	4,457	4,817
Net (expense) revenues	(662)	1,349	(2,125)

Non-interest expenses	18,670	15,445	18,060
Net loss including noncontrolling interests	(19,332)	(14,096)	(20,185)
Net loss attributable to noncontrolling interests	(17,988)	(13,392)	(17,934)
Net loss attributable to RJF	$(1,344)	$(704)	$(2,251)

Low-income housing tax credit funds

RJTCF is the managing member or general partner in approximately 74 separate low-income housing tax credit funds having one or more investor members or limited partners.   RJTCF has concluded that it is the primary beneficiary of 11 of the 73 non-guaranteed LIHTC Funds it has sponsored and, accordingly, consolidates these funds.  In addition, RJTCF consolidates the one Guaranteed LIHTC Fund it sponsors.  See Note 17 for further discussion of the guarantee obligation as well as other RJTCF commitments.

VIEs where we hold a variable interest but we are not the primary beneficiary

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but concluded we are not the primary beneficiary, are provided in the table below.

	As of September 30,
	2011			2010
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)

LIHTC Funds	$1,582,764	$533,311	$37,733	$1,303,500	$302,749	$10,691
Other Real Estate Limited Partnerships and LLCs	39,344	35,467	8,068	51,166	38,699	20,246
Total	$1,622,108	$568,778	$45,801	$1,354,666	$341,448	$30,937

VIEs where we hold a variable interest but we are not required to consolidate

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest are provided in the table below:

	September 30, 2011
	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$12,813	$-	$834

NOTE 10 – PROPERTY AND EQUIPMENT

	September 30,
	2011	2010
	(in thousands)

Land	$18,644	$18,644
Construction in process	2,237	2,111
Software	77,898	65,711
Buildings, leasehold and land improvements	180,392	174,680
Furniture, fixtures, and equipment	156,523	146,311
	435,694	407,457

Less: Accumulated depreciation and amortization	(265,844)	(236,689)
	$169,850	$170,768

NOTE 11 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate:

	Year ended September 30,
	2011		2010
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$4,183	0.01%	$3,563	0.01%
Demand deposits (non-interest-bearing)	21,663	-	3,089	-
Savings and money market accounts (2)	7,468,136	0.08%	6,855,490	0.12%
Certificates of deposit	245,340	2.37%	217,576	2.94%
Total bank deposits(3)	$7,739,322	0.15%	$7,079,718	0.21%

(1)	Weighted-average rate calculation is based on the actual deposit balances at September 30, 2011 and 2010, respectively.

(2)
Bank deposits at September 30, 2010 include additional deposits received through the Raymond James Bank Deposit Program (“RJBDP”) associated with the point-in-time regulatory balance sheet composition requirements of RJ Bank. These deposits were redirected in October, 2010 to other RJBDP participating banks

(3)	Bank deposits exclude affiliate deposits of approximately $250 million and $400 million at September 30, 2011 and 2010, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at RJ&A. These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the RJBDP administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	Year ended September 30,
	2011		2010
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)

Three months or less	$7,403	$7,977	$6,378	$10,734
Over three through six months	6,408	6,153	5,098	10,921
Over six through twelve months	6,711	15,103	14,982	26,387
Over one through two years	19,567	19,862	6,925	15,905
Over two through three years	10,045	17,286	16,084	14,621
Over three through four years	29,136	36,271	9,064	14,349
Over four through five years	34,349	29,069	29,806	36,322
Total	$113,619	$131,721	$88,337	$129,239

Interest expense on deposits is summarized as follows:

	Year ended September 30,
	2011	2010	2009

Certificates of deposit	$6,228	$6,563	$8,229
Money market, savings and NOW accounts(1)	6,315	9,480	15,794
Total interest expense on deposits	$12,543	$16,043	$24,023

(1)	Excludes interest expense on affiliate deposits of $62 thousand and $10 thousand at September 30, 2011 and 2010, respectively. There were no affiliate deposits held by RJ Bank at September 30, 2009.

NOTE 12 – OTHER BORROWINGS

The following table details the components of other borrowings:

	September 30,
	2011	2010
	(in thousands)
Other borrowings:
FHLB advances	$-	$2,445,000	(1)
Borrowings on secured lines of credit (2)	-	62,000
Borrowings on unsecured lines of credit (3)	-	50,000
Total other borrowings	$-	$2,557,000

(1)
FHLB advances outstanding as of September 30, 2010 consisted of several short-term fixed-rate advances and one $2.4 billion overnight advance to meet point-in-time regulatory balance sheet composition requirements related to RJ Bank qualifying as a thrift institution. The overnight advance was repaid on October 1, 2010.  See Note 22 for further discussion of these point-in-time requirements.

(2)	Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(3)	Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

The interest rates for all of our U.S. and Canadian secured and unsecured financing facilities are variable and are based on the Fed Funds rate, LIBOR, or Canadian prime rate, as applicable.  For the fiscal year ended September 30, 2011, interest rates on the U.S. and Canadian utilized financing facilities ranged from 0.19% to 3% (on a 360 days per year basis).  For the fiscal year ended September 30, 2010, those interest rates ranged from 0.39% to 2.75% (on a 360 days per year basis).

The interest rates for the settlement lines of credit available to our Argentine joint venture are variable and are based on certain indices, including the U.S. prime rate as well as other Argentina-based market indices.  As of September 30, 2011, there are no borrowings outstanding on these lines.  For the fiscal year ended September 2011, interest rates on these settlement lines of credit ranged from 4.25% to 25% (on a 360 days per year basis).  For the fiscal year ended September 30, 2010, the interest rates on these settlement lines of credit ranged from 4.25% to 17% (on a 360 days per year basis).

As of September 30, 2011, there were other collateralized financings outstanding in the amount of $188.8 million. These other collateralized financings are included in securities sold under agreements to repurchase on the Consolidated Statements of Financial Condition. As of September 30, 2010, in addition to the $62 million of secured borrowings and $50 million in unsecured borrowings described above, there were other collateralized financings outstanding in the amount of $233.3 million which are included in securities sold under agreements to repurchase on the Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

NOTE 13 – LOANS PAYABLE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

Certain of the VIEs that we consolidate have borrowings which are comprised of non-recourse loans. These loans have imputed interest rates ranging from 5.17% to 6.38%.  Payments on these loans are made semi-annually by the borrowing VIE directly to the third-party lender.  These loans mature on dates ranging from January 2, 2015 through January 2, 2019.  We are not contingently obligated under any of these loans.  See Note 9 for additional information regarding the entities determined to be VIEs, and which of those entities we consolidate.

VIEs’ loans payable are presented below:

	September 30,
	2011	2010
	(in thousands)

Current portion of loans payable	$21,332	$12,804
Long-term portion of loans payable	78,650	63,660
Total loans payable	$99,982	$76,464

The principal amount of the VIEs’ borrowing, based on their contractual terms, mature as follows:

September 30, 2011
(in thousands)

Fiscal 2012	$21,332
Fiscal 2013	18,771
Fiscal 2014	19,088
Fiscal 2015	17,958
Fiscal 2016	12,978
Fiscal 2017 and thereafter	9,855
Total	$99,982

NOTE 14 – CORPORATE DEBT

The following summarizes our corporate debt:

	September 30,
	2011	2010
	(in thousands)

Mortgage notes payable (1)	$52,754	$56,009
4.25% senior notes, due 2016, net of unamortized discount of $455 thousand at September 30, 2011 (2)	249,545	-
8.60% senior notes, due 2019, net of unamortized discount of $40 thousand and $45 thousand at September 30, 2011 and 2010, respectively (3)	299,960	299,955
Other financings (4)	9,709	-
Total corporate debt	$611,968	$355,964

(1)
Mortgage notes payable pertain to mortgage loans on our headquarters office complex. These mortgage loans are secured by land, buildings, and improvements with a net book value of $59.4 million at September 30, 2011.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and a January 2023 maturity.

(2)
In April 2011, we sold in a registered underwritten public offering, $250 million in aggregate principal amount of 4.25% senior notes due April 2016.  Interest on these senior notes is payable semi-annually.  We may redeem some or all of these senior notes at any time prior to their maturity at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 30 basis points, plus accrued and unpaid interest thereon to the redemption date.

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

Our corporate debt as of September 30, 2011, based upon its contractual terms, matures as follows:

September 30, 2011
(in thousands)

Fiscal 2012	$9,841
Fiscal 2013	6,960
Fiscal 2014	3,860
Fiscal 2015	4,086
Fiscal 2016	254,325
Fiscal 2017 and thereafter	332,896
Total	$611,968

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or for our own account.   The majority of our derivative positions are executed in the over-the-counter market with financial institutions. These positions are recorded at fair value with the related gain or loss and interest recorded in earnings within the Consolidated Statements of Income and Comprehensive Income.  The revenue related to the interest rate contracts includes realized and unrealized gains and losses on derivative instruments.  Cash flows related to these fixed income interest rate contracts are included as operating activities (the “trading instruments, net” line) on the Consolidated Statements of Cash Flows for the period.

We elect to net-by-counterparty the fair value of interest rate swap contracts entered into by our fixed income trading group.  Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all individual swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty in the Consolidated Statements of Financial Condition.  The credit support annex allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  As we elect to net-by-counterparty the fair value of interest rate swap contracts, we also net-by-counterparty any collateral exchanged as part of the swap agreement.  This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions aggregates to a net liability of $19 million at September 30, 2011 and a net asset of $10.6 million at September 30, 2010.  The cash collateral included in the net fair value of all open derivative liability positions aggregates to a net asset of $37 million at September 30, 2011 and net liability $1.8 million at September 30, 2010.  Our maximum loss exposure under these interest rate swap contracts at September 30, 2011 is $39 million.

None of our derivatives are designated as fair value or cash flow hedges.

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

Asset derivatives
	September 30, 2011			September 30, 2010
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts	Trading instruments	$ 2,248,150	$ 126,867	Trading instruments	$ 1,130,767	$ 102,490

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Consolidated Statements of Financial Condition is presented net.

Liabilities derivatives
	September 30, 2011			September 30, 2010
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts	Trading instruments sold	$ 1,722,820	$ 112,457	Trading instruments sold	$ 1,172,927	$ 86,039

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Consolidated Statements of Financial Condition is presented net.

See the table below for the impact of the derivatives not designated as hedging instruments on the Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Fiscal year ended September 30,
	Location of gain (loss) recognized on derivatives in Consolidated Statements of Income and Comprehensive Income	2011	2010	2009
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts	Net trading profits	$750	$(3,471)	$(505)
	Other revenues	-	(297)	(1,004)

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

NOTE 16 – INCOME TAXES

Total income taxes are allocated as follows:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Recorded in:
Income including noncontrolling interests	$182,894	$133,625	$96,024
Equity, for compensation expense for tax purposes in excess of (less than) amounts recognized for financial reporting purposes	374	(2,280)	(3,210)
Equity, for available for sale securities	1,497	17,020	(2,963)
Total	$184,765	$148,365	$89,851

Our provision (benefit) for income taxes consists of the following:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Current:
Federal	$148,266	$140,482	$125,557
State and local	29,387	15,592	13,264
Foreign	11,249	3,380	1,875
	188,902	159,454	140,696
Deferred:
Federal	(6,279)	(23,190)	(39,266)
State and local	(3,887)	(2,778)	(4,538)
Foreign	4,158	139	(868)
	(6,008)	(25,829)	(44,672)
Total provision for income taxes	$182,894	$133,625	$96,024

Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% due to the following:

	Year ended September 30,
	2011	2010	2009
	(in thousands)

Provision calculated at statutory rates	$161,436	$126,667	$87,071
State income taxes, net of federal benefit	16,575	8,329	5,672
Other, net	4,883	(1,371)	3,281
Total provision for income tax	$182,894	$133,625	$96,024

U.S. and foreign components of income excluding noncontrolling interests and before provision for income taxes are as follows:

	Year ended September 30,
	2011	2010	2009
	(in thousands)

U.S.	$421,662	$356,067	$256,659
Foreign	39,585	5,841	(7,885)
Income excluding noncontrolling interest and before provision for income taxes	$461,247	$361,908	$248,774

The cumulative effects of temporary differences that give rise to significant portions of the deferred tax asset (liability) items are as follows:

	September 30,
	2011	2010
	(in thousands)
Deferred tax assets:
Deferred compensation	$79,192	$70,445
Allowances for loan losses and reserves for unfunded commitments	63,061	62,562
Interest on nonaccrual loans	366	228
Unrealized loss	26,381	30,460
Accrued expenses	16,018	15,100
Capitalized expenditures	344	3,747
Net operating loss and credit carryforwards	4,126	3,075
Other	23,919	16,087
Total gross deferred tax assets	213,407	201,704
Less: valuation allowance	(2,536)	(3,075)
Total deferred tax assets	210,871	198,629
Deferred tax liabilities:
Aircraft lease	(5,716)	(6,793)
Undistributed earnings of foreign subsidiaries	(16,517)	(16,143)
Other	(16,727)	(10,485)
Total deferred tax liabilities	(38,960)	(33,421)
Net deferred tax assets	$171,911	$165,208

We have a net deferred tax asset at September 30, 2011 and September 30, 2010. This asset includes net operating loss and foreign tax credit carryforwards that will expire between 2012 and 2029. A valuation allowance for the fiscal year ended September 30, 2011 has been established for certain state net operating losses and foreign tax credit carryforwards due to management’s belief that, based on our historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and implemented tax planning strategies, it is more likely than not that the tax carryforwards will expire unutilized. We believe that the realization of the remaining net deferred tax asset of $171.9 million is more likely than not based on the ability to carry back losses against prior year taxable income and expectations of future taxable income.

We have provided for U.S. deferred income taxes in the amount of $16.5 million on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries.  To the extent that the cumulative undistributed earnings of non-U.S. subsidiaries are considered to be permanently invested, no deferred U.S. federal income taxes have been provided.  As of September 30, 2011, we have approximately $118.5 million of cumulative undistributed earnings attributable to foreign subsidiaries for which no provisions have been recorded for income taxes that could arise upon repatriation.  It is not practicable to determine the amount of income taxes that would be payable in the event all such foreign earnings are repatriated.

The current tax receivable, included in other receivables, is $14.9 million and $10.9 million as of September 30, 2011 and 2010, respectively.

Liabilities associated with unrecognized tax benefits

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively.  During the year ended September 30, 2011, accrued interest expense related to unrecognized tax benefits decreased by approximately $56,000.  During the year ended September 30, 2011, penalty expense related to unrecognized tax benefits increased by approximately $20,000.  Interest and penalties accrued as of September 30, 2011 and September 30, 2010 are $1.3 million and $1.4 million, respectively.

The aggregate changes in the liability for unrecognized tax benefits including interest and penalties are as follows:

	Year ended September 30,
	2011	2010	2009
	(in thousands)

Liability for unrecognized tax benefits at beginning of fiscal year	$4,308	$4,565	$4,862
Increases for tax positions related to the current year	1,199	1,108	779
Increases for tax positions related to prior years	551	353	219
Decreases for tax positions related to prior years	(44)	(70)	(114)
Decreases due to lapsed statute of limitations	(1,284)	(1,433)	(1,037)
Decreases related to settlements	-	(215)	(144)
Liability for unrecognized tax benefits at end of fiscal year	$4,730	$4,308	$4,565

At September 30, 2011 and 2010, our liability for unrecognized tax benefits is $4.7 million and $4.3 million, respectively.  At September 30, 2011, the total amount of unrecognized tax benefit net of the associated deferred tax benefit that, if recognized, would favorably affect the effective tax rate is $3.8 million.  We anticipate that the unrecognized tax benefits will not change significantly over the next twelve months.

We file U. S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2011 for federal tax returns, fiscal year 2007 for state and local tax returns and fiscal year 2006 for foreign tax returns.  Certain transactions occurring in fiscal year 2011 are currently being examined under the Internal Revenue Service (“IRS”) Compliance Assurance Program.  This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The fiscal year 2011 IRS audit and state audits in process are expected to be completed in fiscal year 2012.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

On June 30, 2011, RJ Bank announced that it entered into a definitive agreement to acquire substantially all of a foreign bank’s Canadian corporate loan portfolio.  As a result of this transaction RJ Bank organized a finance entity in Canada which will commence operations at the closing of this loan purchase.  This entity will allow RJ Bank to expand its corporate and commercial real estate lending activity.  This loan portfolio consists of approximately $615 million in loan commitments, of which approximately $500 million is outstanding.  The loan portfolio is highly diverse with loans across various industry sectors throughout Canada.  The transaction is subject to U.S. regulatory approvals, which is currently in process in conjunction with RJ Bank’s application to convert to a national bank charter.

As of September 30, 2011, RJ Bank had not settled purchases of $72.7 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

RJ Bank has committed $2 million to a small business investment company which provides capital and long-term loans to small businesses.  As of September 30, 2011, we have invested $800,000 of the committed amount and the distributions received have been insignificant.

See Note 23 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

In the normal course of business we enter into underwriting commitments. As of September 30, 2011, RJ&A had no open transactions involving such commitments.  Transactions involving such commitments of RJ Ltd. that were recorded and open at September 30, 2011 were approximately $900,000 in Canadian dollars (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At September 30, 2011, we had client margin securities valued at $108 million pledged with a clearing organization to meet our requirement of $78.5 million.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting and/or retention purposes. These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us and, in most circumstances, require them to meet certain production requirements.  As of September 30, 2011, we had made commitments to either prospects that have accepted our offer, or recently recruited producers, of approximately $20.9 million that have not yet been funded.

We have committed a total of $65.3 million, in amounts ranging from $200,000 to $5 million, to 47 different independent venture capital or private equity partnerships.  In addition, we have a commitment totaling $38.2 million to two additional private equity limited partnerships.  As of September 30, 2011, we have invested $70 million of the committed amounts and have received $47.8 million in distributions.  We also control the general partner in one internally sponsored private equity limited partnership to which we have committed and invested $6.5 million, and have received $5.2 million in distributions as of September 30, 2011.

RJF has committed to lend to RJTCF, or guarantee obligations in connection with RJTCF’s low-income housing development/rehabilitation and syndication activities, aggregating up to $150 million upon request, subject to certain limitations as well as annual review and renewal. RJTCF borrows in order to invest in partnerships which purchase and develop properties qualifying for tax credits (“project partnerships”). These investments in project partnerships are then sold to various tax credit funds, which have third-party investors and for which RJTCF serves as the managing member or general partner. RJTCF typically sells these investments within 90 days of their acquisition, and the proceeds from the sales are used to repay RJTCF’s borrowings.

RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At September 30, 2011, cash funded to invest in either loans or investments in project partnerships was $38.8 million.

Long-term lease agreements expire at various times through fiscal 2026. Minimum annual rental payments under such agreements for the succeeding five fiscal years are approximately: $46 million in 2012, $41.8 million in 2013, $33.5 million in 2014, $27.3 million in 2015, $23.7 million in 2016 and $57.4 million thereafter. Certain leases contain rent holidays, leasehold improvement incentives, renewal options and/or escalation clauses.  Rental expense incurred under all leases, including equipment under short-term agreements, aggregated to $56.2 million in fiscal year 2011, and $55.2 million in each of fiscal years 2010 and 2009.

At September 30, 2011, the approximate market values of collateral received that we can repledge were:

Sources of collateral
(in thousands)

Securities purchased under agreements to resell and other collateralized financings	$397,739
Securities received in securities borrowed vs. cash transactions	212,015
Collateral received for margin loans	1,248,290
Total	$1,858,044

Certain collateral was repledged. At September 30, 2011, the approximate market values of this portion of collateral and financial instruments that we own and pledged were:

Uses of collateral and trading securities
(in thousands)

Securities sold under agreements to repurchase	$206,474
Securities delivered in securities loaned vs. cash transactions	771,130
Collateral used for cash loans	15
Collateral used for deposits at clearing organizations	119,387
Total	$1,097,006

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

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At September 30, 2011, the current exposure under these guarantees was $14.8 million, which were underwritten as part of the larger corporate credit relationship.  The outstanding interest rate swaps at September 30, 2011 have maturities ranging from July 2012 through October 2016.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of September 30, 2011.  The estimated total potential exposure under these guarantees is $18.1 million at September 30, 2011.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 15 for additional information regarding our interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At September 30, 2011, there were no outstanding performance guarantees in Argentina.

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

RJF guarantees the existing mortgage debt of RJ&A of approximately $52.8 million.  See Notes 12, 13 and 14 for information regarding our financing arrangements.

RJTCF issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $1.7 million as of September 30, 2011.

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the performance guarantees, the circumstances resulting in a payment to third parties depend upon the quantity and timing of the qualification of tax credits by the underlying projects within Fund 34.  Based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any refunds will be paid to any of these third parties under these performance guarantees.  The maximum exposure to loss represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $39.7 million as of September 30, 2011.  Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next ten years, RJTCF is obligated to provide the investor with a specified return.  A $41.6 million financing asset is included in prepaid expenses and other assets, and a related $41.7 million liability is included in trade and other payables on our Consolidated Statements of Financial Condition as of September 30, 2011. The maximum exposure to loss under this guarantee represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $57 million at September 30, 2011.  See Note 9 for the impact of this guarantee on the VIE determinations associated with this LIHTC fund.

ARS Matters

In connection with ARS, our principal broker-dealers, RJ&A and RJFS, were subject to investigations by the SEC, certain states led by Florida’s Office of Financial Regulation, and the Texas Securities Board regarding the sale of ARS.  On June 29, 2011, RJ&A and RJFS finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into RJ&A and RJFS’s offer and sale of ARS.  Under these settlement agreements, in July and August, 2011 we extended an offer to purchase at par, from certain current and former clients, eligible ARS that were purchased through RJ&A or RJFS on or before February 13, 2008, provided the eligible ARS were not transferred away from RJ&A or RJFS prior to January 1, 2006 and those securities were held on February 13, 2008.  This offer did not extend to clients whose accounts were owned, managed or advised by or through correspondent broker-dealers or unaffiliated investment advisors or who acted as institutional money managers and did not hold ARS in RJ&A or RJFS accounts.  This offer remained open for a period of 75 days from the date which we sent the first offer notice to each respective current or former client.  The repurchase offer expired on September 29, 2011 for most of our current and former clients; a very limited number of offers to current and former clients remained open through certain dates in October, 2011.

As of September 30, 2011, $245 million of par value ARS were purchased from current or former clients as a result of this settlement; $16 million of the repurchased ARS were redeemed at par by their issuer subsequent to their purchase and prior to September 30, 2011.  The fair value of the ARS repurchased was $205 million; the $40 million excess of the par value over the fair value of the ARS repurchased is accounted for as a component of the loss on auction rate securities repurchased on our Consolidated Statements of Income and Comprehensive Income for the year ended September 30, 2011.

Approximately $1 million was paid to eligible clients to make them whole for losses they incurred on ARS purchased through RJ&A or RJFS on or before February 13, 2008 which were sold at a loss prior to the June 29, 2011 settlement.  This loss is accounted for as a component of the loss on auction rate securities repurchased on our Consolidated Statements of Income and Comprehensive Income for the year ended September 30, 2011.

Legal matter contingencies

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 1 for a discussion of our criteria for establishing a range of possible loss related to such matters.  As of September 30, 2011, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $10 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

NOTE 18 – OTHER COMPREHENSIVE INCOME

The activity in other comprehensive income and related tax effects are as follows:

	Year ended September 30,
	2011	2010	2009
	(in thousands)

Net unrealized gain (loss) on available for sale securities, net of tax effect of $1.5 million in fiscal year 2011, $17 million in fiscal year 2010, and ($3) million in fiscal year 2009	$2,621	$30,147	$(5,848)
Net change in currency translations	(6,029)	5,459	(1,979)
Other comprehensive income	$(3,408)	$35,606	$(7,827)

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	September 30,
	2011	2010
	(in thousands)

Net unrealized loss on available for sale securities, net of tax effects of ($17.3) million in fiscal year 2011 and ($18.8) million in fiscal year 2010	$(29,204)	$(31,825)
Net currency translations	19,599	25,628
Accumulated other comprehensive income	$(9,605)	$(6,197)

NOTE 19 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Interest income:
Margin balances	$52,361	$46,650	$37,617
Assets segregated pursuant to regulations and other segregated assets	8,424	7,685	14,786
Bank loans, net of unearned income	270,057	257,988	320,167
Available for sale securities	10,815	17,846	24,373
Trading instruments	20,549	18,146	13,112
Stock borrow	6,035	8,448	10,269
Interest income of consolidated VIEs	2	13	71
Other	24,075	14,116	23,189
Total interest income	392,318	370,892	443,584

Interest expense:
Brokerage client liabilities	3,422	3,688	10,958
Retail bank deposits	12,543	16,053	24,023
Stock loan	1,807	3,530	3,838
Borrowed funds	3,969	6,099	7,946
Senior notes	31,320	26,091	2,899
Interest expense of consolidated VIEs	6,049	4,457	4,817
Other	6,720	2,933	2,472
Total interest expense	65,830	62,851	56,953

Net interest income	326,488	308,041	386,631
Less: provision for loan losses	(33,655)	(80,413)	(169,341)

Net interest income after provision for loan losses	$292,833	$227,628	$217,290

NOTE 20 – EMPLOYEE BENEFIT PLANS

Our profit sharing plan and employee stock ownership plan (“ESOP”) provide certain death, disability or retirement benefits for all employees who meet certain service requirements.  The plans are noncontributory.  Our contributions, if any, are determined annually by our Board of Directors on a discretionary basis and are recognized as compensation cost throughout the year.  Benefits become fully vested after six years of qualified service.

All shares owned by the ESOP are included in earnings per share calculations.  Cash dividends paid to the ESOP are reflected as a reduction of retained earnings.  The number of shares of our common stock held by the ESOP at September 30, 2011 and 2010 was approximately 6,279,000 and 5,982,000, respectively.  The market value of our common stock held by the ESOP at September 30, 2011 was approximately $163 million, of which approximately $2.3 million is unearned (not yet vested) by ESOP plan participants.  In August 2011, the Board of Directors authorized the pre-funding to the ESOP plan of up to $7.5 million of our expected annual contribution for fiscal year 2011 for the purpose of the ESOP plan purchasing our common stock.

We also offer a plan pursuant to section 401(k) of the Internal Revenue Code, which provides for us to match 100% of the first $500 and 50% of the next $500 of compensation deferred by each participant annually.

Our Long Term Incentive Plan (“LTIP”) is a non-qualified deferred compensation plan that provides benefits to employees who meet certain compensation or production requirements.  We have purchased and hold life insurance on the lives of certain current and former employee participants to earn a competitive rate of return for participants and to provide a source of funds available to satisfy our obligations under this plan.  Contributions to the qualified plans and the LTIP contribution for management are made in amounts approved annually by the Board of Directors.

Compensation expense includes aggregate contributions to these plans of $54.1 million, $45.4 million and $34.8 million for fiscal years 2011, 2010 and 2009, respectively.

Share-based compensation plans

At September 30, 2011, we had multiple share-based employee compensation plans, which are described below. We have issued new shares under all plans approved by shareholders but are permitted to reissue our treasury shares.  In addition, we recognize the resulting realized tax benefit or deficit that exceeds or is less than the previously recognized deferred tax asset for share-based awards (the excess tax benefit) as additional paid-in capital.

Fixed stock option plans

We have one qualified and two non-qualified fixed stock option plans available for grants to employees and members of our Board of Directors.  Under the 2002 Incentive Stock Option Plan, our qualified plan, we may grant options to our management personnel for up to 9,000,000 shares of common stock.  Options are granted to key administrative employees and RJ&A financial advisors who achieve certain gross commission levels.  Options granted before August 21, 2008 are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of ours at that time, disabled, deceased or recently retired.  Options granted on or after August 21, 2008 are exercisable in the 36th to 72nd months following the date of grant and only in the event that the grantee is an employee of ours or has terminated within 45 days, disabled, deceased or recently retired.

Under one of our two non-qualified plans, we may grant up to 854,298 shares of common stock to our outside directors. Options vest over a three year period from grant date provided that the director is still serving on our Board.  Prior to February 2011, non-employee directors were granted options for shares annually.  Starting in February 2011, restricted stock units are being issued annually to our outside directors in lieu of stock options.  Under our other non-qualified stock option plan, we may grant up to 2,531,250 shares of common stock to key management personnel.  Option terms are specified in individual agreements and expire on a date no later than the tenth anniversary of the grant date.  Under all fixed stock option plans, the exercise price of each option equals the market price of our stock on the date of grant.

Expense and income tax benefits related to our three fixed stock option plans available for grants to employees and members of our Board of Directors are presented below:

	Year ended September 30,
	2011	2010	2009
	(in thousands)

Total share-based expense	$7,319	$8,460	$6,000
Income tax benefits related to share-based expense	319	310	247

These amounts may not be representative of future share-based compensation expense since the estimated fair value of stock options is amortized over the requisite service period using the straight-line method and additional options may be granted in future years.  The fair value of each fixed option grant for these plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock option grants in fiscal years 2011, 2010, and 2009:

	Year ended September 30,
	2011	2010	2009

Dividend yield	1.80%	1.81%	2.55%
Expected volatility	43.74%	54.44%	46.99%
Risk-free interest rate	1.41%	2.57%	1.57%
Expected lives	4.9 yrs	5.0 yrs	5.4 yrs

The dividend yield assumption is based on our current declared dividend as a percentage of the stock price.  The expected volatility assumption is based on our historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, and (3) the annualized volatility of the price of our stock since the late 1980s.  The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant of the options.  The expected lives assumption is based on the average of (1) the assumption that all outstanding options will be exercised at the midpoint between their vesting date and full contractual term and (2) the assumption that all outstanding options will be exercised at their full contractual term.

A summary of option activity of our three fixed stock option plans available for grants to employees and members of our Board of Directors for the fiscal year ended September 30, 2011 is presented below:

	Options for shares	Weighted- average exercise price ($)	Weighted- average remaining contractual term (years)	Aggregate intrinsic value ($)

Outstanding at October 1, 2010	4,646,015	$26.32
Granted	262,305	28.71
Exercised	(1,249,847)	24.70
Forfeited	(85,226)	26.14
Expired	(15,411)	28.67
Outstanding at September 30, 2011	3,557,836	$27.06	2.72	$3,344,000

Exercisable at September 30, 2011	717,555	$29.27	1.25	$178,000

As of September 30, 2011, there was $12.8 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to stock options for these plans.  These costs are expected to be recognized over a weighted-average period of approximately 2.89 years.

The following activity occurred under our three fixed stock option plans available for grants to employees and members of our Board of Directors:

	Year ended September 30,
	2011	2010	2009
	(in thousands, except per option amounts)

Weighted-average grant date fair value per option	$9.62	$10.83	$6.22
Total intrinsic value of stock options exercised	10,553	2,323	3,211
Total grant date fair value of stock options vested	9,206	2,784	7,512

Cash received from stock option exercises for these plans for the fiscal year ended September 30, 2011 was $35.8 million.  There was approximately $250,000 of excess benefits realized during the fiscal year ended September 30, 2011 resulting from the exercise of option awards during the fiscal year.

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

Through our Canadian subsidiary, we established a trust fund which is associated with the 2005 plan.  This trust fund was established and funded to enable the trust fund to acquire our common stock in the open market to be used to settle restricted stock units granted as a retention vehicle for certain employees of the Canadian subsidiary (see Note 9 for discussion of our consolidation of this trust fund, which is a VIE).  Additionally, during the three months ended December 31, 2010, our Board of Directors approved the granting of restricted stock unit awards rather than restricted stock awards in connection with the 2005 Restricted Stock Plan after reviewing certain income tax consequences to retirement eligible participants associated with restricted stock awards.  Our intention is to issue restricted stock units rather than restricted stock awards under this plan in the future.  At our Annual Meeting of Shareholders held on February 24, 2011, our shareholders approved amendments to the 2005 Restricted Stock Plan, which added our non-employee directors and non-employee directors of our subsidiaries as eligible participants under this plan.

We may grant awards under this plan in connection with initial employment or under various retention programs for individuals who are responsible for a contribution to the management, growth, and/or profitability.  Under the plan, the awards are generally restricted for a five year period, during which time the awards are forfeitable in the event of termination other than for death, disability or retirement.  The following employee related activity occurred during the fiscal year ended September 30, 2011:

	Shares/Units	Weighted- average grant date fair value ($)

Non-vested at October 1, 2010	2,964,063	$25.58
Granted	946,299	30.76
Vested	(612,027)	24.23
Forfeited	(131,193)	25.92
Non-vested at September 30, 2011	3,167,142	$27.38

Expense and income tax benefits related to our Restricted Stock Plan is presented below:

	Year ended September 30,
	2011	2010	2009
	(in thousands)

Total share-based expense	$19,522	$20,354	$18,707
Income tax benefits related to share-based expense	7,418	7,643	7,025

As of September 30, 2011, there was $42.5 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to grants under our Restricted Stock Plan.  These costs are expected to be recognized over a weighted-average period of approximately 3.44 years.  The total fair value of shares and unit awards vested under this plan during the fiscal year ended September 30, 2011 was $15 million.

Employee stock purchase plan

Under the 2003 Employee Stock Purchase Plan, we are authorized to issue up to 7,375,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate.  Under the terms of the plan, employees can choose each year to have up to 20% of their annual compensation specified to purchase our common stock.  Share purchases in any calendar year are limited to the lesser of 1,000 shares or shares with a fair market value of $25,000.  The purchase price of the stock is 85% of the market price on the day prior to the purchase date.  Under the plan we sold approximately 337,000, 382,000 and 532,000 shares to employees during the years ended September 30, 2011, September 30, 2010 and September 30, 2009, respectively.  The compensation cost is calculated as the value of the 15% discount from market value and was $1.6 million, $1.5 million and $1.3 million during the fiscal years ended September 30, 2011, 2010 and 2009 respectively.

Stock bonus plan

Our 2007 Stock Bonus Plan authorizes us to issue up to 3,000,000 restricted stock units or restricted shares of common stock to officers and certain other employees in lieu of cash for 10% to 50% of annual bonus amounts in excess of $250,000.  Restricted stock grants under the 2007 plan are limited to 750,000 shares per fiscal year.  The 2007 plan was established to replace, on substantially the same terms and conditions, the 1999 plan.  During the three months ended December 31, 2010, our Board of Directors approved the granting of restricted stock unit awards rather than restricted stock awards in connection with the 2007 Stock Bonus Plan after reviewing certain income tax consequences to retirement eligible participants associated with restricted stock awards.  Our intention is to issue restricted stock units rather than restricted stock awards under this plan in the future.  The determination of the number of units or shares to be granted is determined as defined in the plan and approved by the compensation committee of the Board of Directors.  Under the plan the awards are generally restricted for a three year period, during which time the awards are forfeitable upon termination of employment for any reason other than for death, disability or retirement.  The following activity occurred during the fiscal year ended September 30, 2011:

	Shares/Units	Weighted- average grant date fair value ($)

Non-vested at October 1, 2010	1,154,387	$24.68
Granted	407,141	31.53
Vested	(355,158)	33.23
Forfeited	(18,038)	25.42
Non-vested at September 30, 2011	1,188,332	$24.46

Expense and income tax benefits related to our Stock Bonus Plan is presented below:

	Year ended September 30,
	2011	2010	2009
	(in thousands)

Total share-based expense	$10,657	$8,805	$10,621
Income tax benefits related to share-based expense	4,050	3,306	3,988

As of September 30, 2011, there was $8.9 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to grants under our Stock Bonus Plan.  These costs are expected to be recognized over a weighted-average period of approximately 1.87 years.  The total fair value of shares vested under this plan during the fiscal year ended September 30, 2011 was $11.8 million.

Employee investment funds

Certain key employees participate in the EIF Funds, which are limited partnerships that invest in certain of our merchant banking and venture capital activities and other unaffiliated venture capital limited partnerships (see Notes 1 and 9 for further information on our consolidation of the EIF Funds, which are VIEs).  We made non-recourse loans to these key employees for two-thirds of the purchase price per unit.  All of these loans have been repaid.

NOTE 21 – NON-EMPLOYEE SHARE-BASED AND OTHER COMPENSATION

Share-based compensation plans

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

Under one of our non-qualified fixed stock option plans, we may grant stock options to our independent contractor financial advisors.  We issue new shares under this plan as it was approved by shareholders.  Under the 2007 Stock Option Plan for Independent Contractors, we may grant up to 2,000,000 shares of common stock to independent contractor financial advisors.  The 2007 plan was established to replace, on substantially the same terms and conditions, the 1990 plan.  As of September 30, 2011, the 1990 plan still has options outstanding.  Options granted prior to August 21, 2008 are exercisable five years after grant date provided that the financial advisors are still associated with us, disabled, deceased or recently retired.  Options granted on or after August 21, 2008 are exercisable five years after grant date provided that the financial advisors are still associated with us or have terminated within 45 days, disabled, deceased or recently retired.  Option terms are specified in individual agreements and expire on a date no later than the sixth anniversary of the grant date.  Under these fixed stock option plans, the exercise price of each option equals the market price of our stock on the date of grant.

Expense (expense reduction) and income tax benefits related to our stock option grants to our independent contractor financial advisors are presented below:

	Year ended September 30,
	2011	2010	2009
	(in thousands)

Total share-based expense (expense reduction)	$952	$1,899	$(5,291)
Income tax benefits related to share-based expense	362	713	(1,987)

The fair value of each fixed option grant awarded to an independent contractor financial advisor is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model with the following weighted-average assumptions used for fiscal years ended 2011, 2010 and 2009:

	Year ended September 30,
	2011	2010	2009

Dividend yield	1.62%	1.73%	2.34%
Expected volatility	44.14%	51.84%	44.44%
Risk-free interest rate	0.65%	0.88%	1.04%
Expected lives	2.54 yrs.	2.24 yrs	2.20 yrs

The dividend yield assumption is based on our current declared dividend as a percentage of the stock price. The expected volatility assumption is based on our historical stock price and is a weighted average combining (1) the volatility of the most recent year, (2) the volatility of the most recent time period equal to the expected lives assumption, and (3) the annualized volatility of the price of our stock since the late 1980s.  The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at each point in time the options are valued.  The expected lives assumption is based on the difference between the option’s vesting date plus 90 days (the average exercise period) and the date of the current reporting period.

A summary of option activity of our fixed stock option plans under which awards are granted to our independent contractor financial advisors for the fiscal year ended September 30, 2011 is presented below:

	Options for shares	Weighted-average exercise price ($)	Weighted-average remaining contractual term (years)	Aggregate intrinsic value ($)

Outstanding at October 1, 2010	790,438	$26.07	-
Granted	40,900	28.74	-
Exercised	(343,388)	21.62	-
Forfeited	(10,950)	30.29	-
Expired	(2,250)	22.87	-
Outstanding at September 30, 2011	474,750	$29.45	2.06	$383,000

Exercisable at September 30, 2011	4,500	$21.50	0.01	$20,000

As of September 30, 2011, there was $417,000 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to unvested stock options granted to our independent contractor financial advisors based on an estimated weighted-average fair value of $3.99 per share at that date.  These costs are expected to be recognized over a weighted-average period of approximately 2.9 years.  The following activity occurred under our fixed stock option plans available for grants to our independent contractor financial advisors:

	Year ended September 30,
	2011	2010	2009
	(in thousands)

Total intrinsic value of stock options exercised	$3,300	$2,676	$1,241
Total fair value of stock options vested	1,448	-	1,694

Cash received from stock option exercises for these plans for the fiscal year ended September 30, 2011 was $7.4 million.  There were no actual tax benefits realized for the tax deductions from option exercise of awards to our independent contractor financial advisors for the fiscal year ended September 30, 2011.

Restricted stock plan

Under the 2005 Restricted Stock Plan we may grant restricted shares of common stock or restricted stock units to employees and independent contractor financial advisors.  We issue new shares under this plan as it was approved by shareholders.  During the three months ended December 31, 2010, our Board of Directors approved the granting of restricted stock unit awards rather than restricted stock awards in connection with the 2005 Restricted Stock Plan after reviewing certain income tax consequences to retirement eligible participants associated with the restricted stock awards.  Our intention is to issue restricted stock units rather than restricted stock awards under this plan in the future.  Under the plan the awards are generally restricted for a five year period, during which time the awards are forfeitable in the event the independent contractor financial advisors are no longer associated with us, other than for death, disability or retirement.  The following activity for our independent contractor financial advisors occurred during the fiscal year ended September 30, 2011:

	Shares/Units	Weighted- average reporting date fair value ($)

Non-vested at October 1, 2010	156,380	$25.33
Granted	-
Vested	(1,550)
Forfeited	(2,500)
Non-vested at September 30, 2011	152,330	$25.96

The weighted-average fair value of share and unit awards vested for this plan during the fiscal year ended September 30, 2011 was $31.91 per share. The weighted-average fair value of share and unit awards forfeited for this plan during the fiscal year ended September 30, 2011 was $29.98 per share.

Expense and income tax benefits related to our restricted stock plan available for grants to our independent contractor financial advisors are presented below:

	Year ended September 30,
	2011	2010	2009
	(in thousands)

Total share-based expense	$923	$858	$378
Income tax benefits related to share-based expense	351	322	142

As of September 30, 2011, there was $1.1 million of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to unvested restricted stock granted to our independent contractor financial advisors based on an estimated fair value of $25.96 per share at that date. These costs are expected to be recognized over a weighted-average period of approximately 1.97 years. The total fair value of share and unit awards vested under this plan during the years ended September 30, 2011, 2010 and 2009 was $49,000, $317,000 and $58,400, respectively.

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

NOTE 22 – REGULATIONS AND CAPITAL REQUIREMENTS

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.  RJ&A, a member firm of the Financial Industry Regulatory Authority (“FINRA”), is also subject to the rules of FINRA, whose requirements are substantially the same.  Rule 15c3-1 requires that aggregate indebtedness, as defined, not exceed 15 times net capital, as defined.  Rule 15c3-1 also provides for an “alternative net capital requirement,” which RJ&A and our wholly owned broker-dealer subsidiary Raymond James Financial Services, Inc. (“RJFS”) have elected.  Regulations require that minimum net capital, as defined, be equal to the greater of $1 million, ($250,000 for RJFS) or two percent of aggregate debit items arising from client transactions.  FINRA may require a member firm to reduce its business if its net capital is less than four percent of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than five percent of aggregate debit items.  The net capital position of RJ&A is as follows:

	As of September 30,
	2011	2010
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	27.02%	17.37%
Net capital	$409,869	$253,341
Less: Required net capital	(30,340)	(29,169)
Excess net capital	$379,529	$224,172

At September 30, 2011 and September 30, 2010, RJFS had no aggregate debit items and, therefore, the minimum net capital of $250,000 was applicable. The net capital position of RJFS is as follows:

	As of September 30,
	2011	2010
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$17,829	$14,540
Less: Required net capital	(250)	(250)
Excess net capital	$17,579	$14,290

Raymond James Limited (“RJ Ltd.”), our wholly owned broker-dealer subsidiary headquartered in Canada, is subject to the Minimum Capital Rule (Dealer Member Rule No. 17 of the Investment Industry Regulatory Organization of Canada (“IIROC”)) and the Early Warning System (Dealer Member Rule No. 30 of the IIROC).  The Minimum Capital Rule requires that every member shall have and maintain at all times risk-adjusted capital greater than zero calculated in accordance with Form 1 (Joint Regulatory Financial Questionnaire and Report) and with such requirements as the Board of Directors of the IIROC may from time to time prescribe.  Insufficient risk-adjusted capital may result in suspension from membership in the stock exchanges or the IIROC.

The Early Warning System is designed to provide advance warning that a member firm is encountering financial difficulties.  This system imposes certain sanctions on members who are designated in Early Warning Level 1 or Level 2 according to their capital, profitability, liquidity position, frequency of designation or at the discretion of the IIROC. Restrictions on business activities and capital transactions, early filing requirements, and mandated corrective measures are sanctions that may be imposed as part of the Early Warning System.  We are not in Early Warning Level 1 or Level 2 at either September 30, 2011 or September 30, 2010.  The risk-adjusted capital of RJ Ltd. is as follows (in Canadian dollars):

	As of September 30,
	2011	2010
	(in thousands)
Raymond James Ltd.:
Risk-adjusted capital before minimum	$70,855	$52,022
Less: Required minimum capital	(250)	(250)
Risk adjusted capital	$70,605	$51,772

As of September 30, 2011, all of our other active domestic and international broker-dealers were in compliance with and met all net capital requirements.

RJ Bank is subject to various regulatory and capital requirements administered by bank regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJ Bank must meet specific capital guidelines that involve quantitative measures of RJ Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  RJ Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require RJ Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted assets (as defined in the regulations).  Management believes that, as of September 30, 2011, RJ Bank meets all capital adequacy requirements to which it is subject.

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2011
Total capital (to risk-weighted assets)	$1,018,858	13.7%	$595,165	8.0%	$743,956	10.0%
Tier I capital (to risk-weighted assets)	925,212	12.4%	297,582	4.0%	446,374	6.0%
Tier I capital (to adjusted assets)	925,212	10.3%	360,961	4.0%	451,202	5.0%

As of September 30, 2010:
Total capital (to risk-weighted assets)	$985,961	13.0%	$608,096	8.0%	$760,120	10.0%
Tier I capital (to risk-weighted assets)	890,442	11.7%	304,048	4.0%	456,072	6.0%
Tier I capital (to adjusted assets)	890,442	8.2%	434,193	4.0%	542,741	5.0%

RJ Bank calculates the Total Capital and Tier 1 Capital ratios in order to assess its compliance with both regulatory requirements and its internal capital policy in addition to providing a measure of underutilized capital should these ratios become excessive.  Capital levels are continually monitored to assess RJ Bank’s capital position.

Excluding the impact of the additional assets held at September 30, 2010 in order for RJ Bank to meet point-in-time regulatory balance sheet composition requirements related to its qualifying as a thrift institution (see discussion below), the Total Capital (to risk-weighted assets) ratio and the Tier 1 Capital (to adjusted assets) ratio decreased from 14.2% and 12.1%, respectively, at September 30, 2010 to 13.7% and 10.3%, respectively, at September 30, 2011.  The decrease in both ratios was due to $100 million in dividends declared and paid to RJF during fiscal year 2011, partially offset by corporate loan growth, earnings and $25 million of capital contributions received from RJF during this same period.

Our previously stated intention remains to maintain RJ Bank’s “well capitalized” status and we consider it unlikely that RJ Bank would experience anything other than “well capitalized” status.  RJ Bank maintains a total capital to risk-weighted assets ratio of at least 12% in accordance with the minimum established in its internal policy.  In the unlikely event that RJ Bank experienced other than a “well capitalized” status, the consequences of such an occurrence could include a requirement to obtain a waiver prior to acceptance, renewal, or rollover of brokered deposits and higher FDIC premiums, but would not have a significant impact on our operations.

RJ Bank’s ability to pay cash dividends is dependent upon its maintenance of its “well capitalized” status and is subject to 30-day notification and approval by the FRB.  The FRB regulates all capital distributions, including dividend payments.  RJ Bank must either file an application seeking approval of the FRB or provide them with proper notification, depending on whether the proposed amount of the capital distribution exceeds RJ Bank’s net income for the applicable calendar year to date plus RJ Bank’s retained net income for the preceding two calendar years.

To be a Qualified Thrift Lender (“QTL”), RJ Bank must meet certain standards in accordance with the Domestic Building and Loan Association (“DBLA”) test.  On September 30, 2011, RJ Bank was granted an exception to the QTL requirement until September 29, 2012.  As of September 30, 2010, RJ Bank was in compliance with QTL standards according to the DBLA test.  This test requires RJ Bank to meet a “business operations test” and a point-in-time “60% of assets test” on the last day of each fiscal year.  The business operations test requires the business to consist primarily of acquiring the savings of the public and investing in loans.  The 60% of assets test requires that at least 60% of the assets consist of qualifying assets that thrifts normally hold pursuant to regulations.  As of September 30, 2010, RJ Bank met both the business operations test and the 60% of assets test with 62% of its assets consisting of qualifying assets.  To meet this point-in-time percentage of assets requirement, RJ Bank held an additional $3.5 billion in qualifying assets, funded by a combination of an overnight FHLB advance, deposits from affiliates, and RJBDP deposits.  The deposits from affiliates were withdrawn and the borrowing was repaid on October 1, 2010.  The RJBDP deposits were redirected in early October, 2010 to other RJBDP participating banks.  After RJ Bank’s expected conversion from a thrift charter to a national bank charter, RJ Bank will no longer be subject to the QTL requirement.

Raymond James Trust, N.A., (“RJT”) is regulated by the OCC and is required to maintain sufficient capital and meet capital and liquidity requirements.  As of September 30, 2011, RJT met the requirements.

RJF expects to continue paying cash dividends.  However, the payment and rate of dividends on our common stock is subject to several factors including our operating results, financial requirements, and the availability of funds from our subsidiaries, including the broker-dealer and bank subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the IIROC as well as loan covenants in the broker-dealer loan agreements; and RJ Bank, which may be subject to restrictions by bank regulators.  Such restrictions have never limited our dividend payments.

NOTE 23 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

We also act as an intermediary between broker-dealers and other financial institutions whereby we borrow securities from one broker-dealer and then lend them to another.  Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transactions.  We measure the market value of the securities borrowed and loaned against the cash collateral on a daily basis.  The market value of securities borrowed was $113 million and securities loaned was $110.3 million at September 30, 2011, and the market value of securities borrowed and loaned was $173.8 million at September 30, 2010.  The contract value of securities borrowed and securities loaned was $120.5 million and $133.4 million, respectively, at September 30, 2011 and the contract value of securities borrowed and securities loaned was $179.6 million and $194.9 million, respectively, at September 30, 2010.  Additional cash is obtained as necessary to ensure such transactions are adequately collateralized.  If another party to the transaction fails to perform as agreed (for example, failure to deliver a security or failure to pay for a security), we may incur a loss if the market value of the security is different from the contract amount of the transaction.

We have also loaned, to broker-dealers and other financial institutions, securities owned by clients and others for which we have received cash or other collateral.  The market value of securities loaned was $660.8 million at September 30, 2011.  The contract value of securities loaned was $681.2 million at September 30, 2011.  If a borrowing institution or broker-dealer does not return a security, we may be obligated to purchase the security in order to return it to the owner.  In such circumstances, we may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the collateral received from the financial institution or the broker-dealer.

We have sold securities that we do not currently own, and will, therefore, be obligated to purchase such securities at a future date.  We have recorded $76.2 million and $131 million at September 30, 2011 and September 30, 2010, respectively, which represents the market value of such securities (see Notes 3 and 4 for further information).  We are subject to loss if the market price of those securities not covered by a hedged position increases subsequent to fiscal year-end.  We utilize short positions on government obligations and equity securities to economically hedge long proprietary inventory positions.

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

The majority of our transactions and, consequently, the concentration of our credit exposure, is with clients, broker-dealers and other financial institutions in the U.S.  These activities primarily involve collateralized arrangements and may result in credit exposure in the event that the counterparty fails to meet its contractual obligations.  Our exposure to credit risk can be directly impacted by volatile securities markets, which may impair the ability of counterparties to satisfy their contractual obligations.  We seek to control our credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties' financial condition and credit ratings.  We monitor collateral levels on a daily basis for compliance with regulatory and internal guidelines and request changes in collateral levels as appropriate.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates.  In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts.  The fair value of these contracts is not significant.  As of September 30, 2011, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $2.5 million and CDN $15.1 million, respectively.

RJ Bank has outstanding at any time, a significant number of commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases, which then extend over varying periods of time.  These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis.  Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and RJ Bank’s exposure is limited to the replacement value of those commitments.  A summary of commitments to extend credit and other credit-related off-balance sheet financial instruments outstanding follows:

	September 30,
	2011	2010
	(in thousands)

Standby letters of credit	$216,004	$235,729
Open end consumer lines of credit	31,471	32,328
Commercial lines of credit	1,900,925	1,660,204
Unfunded loan commitments - variable rate	115,562	120,363
Unfunded loan commitments – fixed rate	-	2,824

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

In the normal course of business, RJ Bank issues, or participates in the issuance of, financial standby letters of credit whereby it provides an irrevocable guarantee of payment in the event the letter of credit is drawn down by the beneficiary.  These standby letters of credit generally expire in one year or less.  As of September 30, 2011, $216 million of such letters of credit were outstanding.  In the event that a letter of credit is drawn down, RJ Bank would pursue repayment from the party under the existing borrowing relationship, or would liquidate collateral, or both.  The proceeds from repayment or liquidation of collateral are expected to satisfy the amounts drawn down under the existing letters of credit.  The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients and, accordingly, RJ Bank uses a credit evaluation process and collateral requirements similar to those for loan commitments.

RJ Bank has $12.3 million in outstanding commitments to sell and $1.3 million in outstanding commitments to purchase SBA loan pool securitizations as of September 30, 2011.  RJ Bank had no outstanding commitments to sell or purchase any SBA loan pool securitizations as of September 30, 2010.  See Note 1 for more information regarding RJ Bank’s participation in this type of financial instrument.

NOTE 24 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Year ended September 30,
	2011	2010	2009
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$278,353	$228,283	$152,750
Less allocation of earnings and dividends to participating securities (1)	(8,777)	(9,607)	(6,339)
Net income attributable to RJF common shareholders	$269,576	$218,676	$146,411

Income for diluted earnings per common share:
Net income attributable to RJF	$278,353	$228,283	$152,750
Less allocation of earnings and dividends to participating securities (1)	(8,756)	(9,592)	(6,336)
Net income attributable to RJF common shareholders	$269,597	$218,691	$146,414

Common shares:
Average common shares in basic computation	122,448	119,335	117,188
Dilutive effect of outstanding stock options and certain restricted stock units	388	257	100
Average common shares used in diluted computation	122,836	119,592	117,288

Earnings per common share:
Basic	$2.20	$1.83	$1.25
Diluted	$2.19	$1.83	$1.25
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	2,136	3,549	4,176

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 4 million, 5.3 million, and 5.2 million for the years ended September 30, 2011, 2010 and 2009, respectively.  Dividends paid to participating securities amounted to $1.9 million, $2.2 million and $2.1 million during the years ended September 30, 2011, 2010 and 2009, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Year ended September 30,
	2011	2010	2009

Dividends per common share - declared	$0.52	$0.44	$0.44
Dividends per common share - paid	$0.50	$0.44	$0.44

NOTE 25 – SEGMENT ANALYSIS

We currently operate through the following eight business segments:  “Private Client Group;” “Capital Markets;” “Asset Management;” RJ Bank; “Emerging Markets;” “Securities Lending” (formerly known as “Stock/Loan Borrow”); “Proprietary Capital” and various corporate activities combined in the "Other" segment.  The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries.  The financial results of our segments are presented using the same policies as those described in Note 1, “Summary of Significant Accounting Policies.”  Segment data includes charges allocating corporate overhead and benefits to each segment.  Intersegment revenues, charges, receivables and payables are eliminated upon consolidation.

The Private Client Group segment includes the retail branches of our broker-dealer subsidiaries located throughout the U.S., Canada and the United Kingdom.  These branches provide securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to their individual clients.  The segment includes net interest earnings on client margin loans and cash balances and certain fee revenues generated by the multi-bank aspect of the RJBDP.  Additionally, this segment includes the correspondent clearing services that we provide to other broker-dealer firms.

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

RJ Bank purchases and originates C&I loans, commercial and residential real estate loans, and consumer loans, all of which are funded primarily by cash balances swept from the investment accounts of our broker-dealer subsidiaries’ clients.

The Emerging Markets segment includes interests in operations in Latin America including Argentina, Uruguay, and Brazil.  Through these entities, we operate securities brokerage, investment banking, asset management businesses and equity research.

The Securities Lending segment involves the borrowing and lending of securities from and to other broker-dealers, financial institutions and other counterparties, generally as an intermediary.  However, we will also loan customer marginable securities held in a margin account containing a debit to counterparties.  Additionally, securities are borrowed to facilitate RJ&A’s clearance and settlement obligations.

The Proprietary Capital segment consists of our principal capital and private equity activities including: various direct and third-party private equity and merchant banking investments (including Raymond James Capital, Inc., a captive private equity business), the EIF Funds, and Raymond James Capital Partners, L.P. (a private equity fund we sponsor).

The Other segment includes various corporate overhead costs of RJF including the interest cost on our public debt, and the loss associated with the securities repurchased as a result of the ARS settlement (see further discussion of this matter in Note 17).

Information concerning operations in these segments of business is as follows:

	Year ended September 30,
	2011		2010	2009
	(in thousands)
Revenues:
Private Client Group	$2,185,990		$1,903,101	$1,557,462
Capital Markets	664,276		591,949	533,254
Asset Management	226,511		196,817	177,359
RJ Bank	281,992		276,770	343,366
Emerging Markets	43,184		16,639	14,891
Securities Lending	6,432		8,837	10,269
Proprietary Capital	16,805		17,029	12,742
Other	10,524		8,056	7,153
Intersegment eliminations	(35,828)		(39,682)	(53,977)
Total revenues	$3,399,886		$2,979,516	$2,602,519

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$218,811		$160,470	$84,873
Capital Markets	77,990		84,236	73,481
Asset Management	66,176		46,981	30,411
RJ Bank	172,993		112,009	80,011
Emerging Markets	4,531		(5,446)	(4,886)
Securities Lending	1,488		2,721	3,651
Proprietary Capital	4,391		1,728	1,035
Other	(85,133	)(1)	(40,791)	(19,802)
Pre-tax income excluding noncontrolling interests	461,247		361,908	248,774
Add: net loss attributable to noncontrolling interests	(10,502)		(5,764)	(12,373)
Income including noncontrolling interests and before provision for income taxes	$450,745		$356,144	$236,401

(1)	The Other segment for the year ended September 30, 2011 includes a $41.4 million pre-tax loss on auction rate securities repurchased (see further discussion of this matter in Note 17).
	Year ended September 30,
	2011	2010	2009
	(in thousands)
Net interest income (expense):
Private Client Group	$67,496	$55,934	$50,698
Capital Markets	4,967	5,377	2,800
Asset Management	107	45	151
RJ Bank	271,306	259,565	322,393
Emerging Markets	1,199	93	1,035
Securities Lending	4,228	4,918	6,431
Proprietary Capital	473	1,953	173
Other	(23,288)	(19,844)	2,950
Net interest income	$326,488	$308,041	$386,631

The following table presents our total assets on a segment basis:

	September 30,
	2011	2010
	(in thousands)
Total assets:
Private Client Group (1)	$5,581,214	$4,053,054
Capital Markets (2)	1,478,974	1,791,618
Asset Management	61,793	62,850
RJ Bank	8,741,975	10,818,240
Emerging Markets	74,362	27,538
Securities Lending	817,770	680,326
Proprietary Capital	176,919	167,010
Other	1,073,988	282,445
Total	$18,006,995	$17,883,081

(1)      Includes $48 million of goodwill at September 30, 2011 and $46 million of goodwill at September 30, 2010.

(2)      Includes $24 million of goodwill at September 30, 2011 and $17 million of goodwill at September 30, 2010.

We have operations in the U.S., Canada, Europe and joint ventures in Latin America.  Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Revenues:
United States	$2,947,633	$2,653,174	$2,359,564
Canada	339,067	256,105	186,901
Europe	63,665	54,037	41,427
Other	49,521	16,200	14,627
Total	$3,399,886	$2,979,516	$2,602,519

Pre-tax income excluding noncontrolling interests:
United States	$416,955	$356,249	$256,231
Canada	42,333	12,826	(967)
Europe	(2,312)	(1,812)	(17)
Other	4,271	(5,355)	(6,473)
Total	$461,247	$361,908	$248,774

    Our total assets, classified by major geographic area in which they are held, were as follows:

	Year ended September 30,
	2011		2010
	(in thousands)
Total assets:
United States (1)	$16,456,892		$16,369,401
Canada (2)	1,436,505		1,443,943
Europe	50,666	(3)	28,057
Other	62,932		41,680
Total	$18,006,995		$17,883,081

(1)	Includes $32 million of goodwill at September 30, 2011 and $30 million of goodwill at September 30, 2010.

(2)	Includes $33 million of goodwill.

(3)	Includes $7 million of goodwill.

NOTE 26 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

RJF (or the “Parent”), is a holding company headquartered in Florida whose subsidiaries are engaged in various financial services businesses including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products.  The Parent’s primary activities include investments in subsidiaries and corporate investments, including cash management, company-owned life insurance and private equity investments.  The primary source of operating cash available to the Parent is provided by dividends from its subsidiaries.

Two principal domestic broker-dealer subsidiaries of the Parent, RJ&A and RJFS, are required by regulations to maintain a minimum amount of net capital.  RJ&A is further required by loan covenants to maintain net capital equal to 10% of aggregate debit balances.  At September 30, 2011, both of these brokerage subsidiaries far exceeded their minimum net capital requirements.  See Note 22 for further information.

RJ Bank has net assets of $896 million.  RJ Bank is required to notify and in some cases seek approval from the FRB prior to paying the Parent a dividend.

Subsidiary net assets of approximately $1.1 billion were restricted from being transferred to the Parent by certain significant subsidiaries as of September 30, 2011, under regulatory or other restrictions.

Liquidity available to the Parent from its other subsidiaries, other than broker-dealer subsidiaries and RJ Bank, is not limited by regulatory or other restrictions, but is relatively insignificant.

The Parent regularly receives a portion of the profits of subsidiaries, other than RJ Bank, as dividends.

See Notes 12, 14, 17 and 22 for more information regarding borrowings, commitments, contingencies and guarantees, and capital and regulatory requirements of the Parent’s subsidiaries.

The following table presents the Parent’s statement of financial condition:

	September 30,
	2011		2010
	(in thousands)
Assets:
Cash and cash equivalents(1)	$252,601		$286,868
Intercompany receivables from subsidiaries:
Bank subsidiary	188		12
Nonbank subsidiaries	285,326	(2)	30,767
Investments in consolidated subsidiaries:
Bank subsidiary	896,004		858,613
Nonbank subsidiaries	1,506,008		1,227,130
Property and equipment, net	9,938		10,217
Goodwill	31,751		29,538
Other assets	274,630		265,084
Total assets	$3,256,446		$2,708,229

Liabilities and equity:
Trade and other	$34,108		$19,297
Intercompany payables to subsidiaries:
Bank subsidiary	-		-
Nonbank subsidiaries	1,077		7,167
Accrued compensation and benefits	84,138		78,994
Corporate debt	549,504		299,955
Total liabilities	668,827		405,413
Equity	2,587,619		2,302,816
Total liabilities and equity	$3,256,446		$2,708,229

(1)
Includes $250 million and $284 million at September 30, 2011 and 2010, respectively, deposited with RJ Bank.  The September 30, 2010 balance is associated with the point-in-time regulatory balance sheet composition requirements of RJ Bank.  See Note 22 for discussion of the RJ Bank point-in-time requirements.

(2)	Of the total receivable from subsidiaries, $221 million at September 30, 2011 is invested in cash and cash equivalents by the subsidiary on behalf of the Parent.

The following table presents the Parent’s statement of income:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Revenues:
Dividends from bank subsidiary	$100,000	$-	$-
Dividends from nonbank subsidiaries	164,121	199,644	154,898
Interest from subsidiaries	1,068	1,558	2,527
Interest	240	93	617
Other, net	7,762	3,178	(1,656)
Total revenues	273,191	204,473	156,386

Expenses:
Compensation and benefits	28,214	26,225	24,829
Communications and information processing	3,821	3,723	5,194
Occupancy and equipment costs	1,112	1,768	1,652
Business development	11,684	7,409	6,448
Interest	31,309	26,020	3,876
Other	5,894	5,017	3,798
Intercompany allocations and charges	(28,757)	(23,170)	(21,440)
Total expenses	53,277	46,992	24,357

Income before income tax benefits and equity in undistributed net income of subsidiaries	219,914	157,481	132,029
Income tax benefits	(11,037)	(25,947)	(16,736)
Income before equity in undistributed net income of subsidiaries	230,951	183,428	148,765
Equity in undistributed net income of subsidiaries	47,402	44,855	3,985
Net income	$278,353	$228,283	$152,750

The following table presents the Parent’s statement of cash flows:

	Year ended September 30,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$278,353	$228,283	$152,750

Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on investments	(6,758)	(3,416)	2,109
Loss (gain) on company-owned life insurance	3,208	(10,290)	6,842
Equity in undistributed net income of subsidiaries	(47,402)	(44,855)	(3,985)
Other, net	40,917	24,001	45,557

Net change in:
Intercompany receivables	(254,735)	152,103	(25,142)
Other	12,406	(19,425)	(2,508)
Intercompany payables	(6,090)	5,354	1,562
Trade and other	12,093	7,599	(695)
Accrued compensation and benefits	5,144	21,735	(7,116)
Net cash provided by operating activities	37,136	361,089	169,374

Cash flows from investing activities:
Investments in subsidiaries, net	(264,000)	(15,650)	(210,611)
Purchases of investments, net	(5,859)	(8,926)	(312)
Purchase of investments in company-owned life insurance, net	(12,224)	(13,293)	(22,793)
Net cash used in investing activities	(282,083)	(37,869)	(233,716)

Cash flows from financing activities:
Proceeds from borrowed funds, net	249,498	-	97,043
Exercise of stock options and employee stock purchases	47,383	19,917	25,022
Purchase of treasury stock	(23,111)	(3,537)	(4,339)
Dividends on common stock	(63,090)	(56,009)	(54,140)
Net cash provided by (used in) financing activities	210,680	(39,629)	63,586

Net (decrease) increase in cash and cash equivalents	(34,267)	283,591	(756)
Cash and cash equivalents at beginning of year	286,868	3,277	4,033
Cash and cash equivalents at end of year	$252,601	$286,868	$3,277

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,800	$25,442	$918
Cash (received) paid for income taxes	$(15,613)	$20,919	$(24,208)

SUPPLEMENTARY FINANCIAL INFORMATION:

SELECTED QUARTERLY FINANCIAL DATA
(unaudited)

Fiscal year 2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in thousands, except per share data)

Revenues	$830,333	$866,744	$868,212	$834,597
Net revenues	813,829	852,057	850,387	817,783
Non-interest expenses	687,083	727,819	769,308	699,101
Income including noncontrolling interests and before provision for
income taxes	126,746	124,238	81,079	118,682
Net income attributable to Raymond James Financial, Inc.	81,723	80,917	46,786	68,927
Net income per share - basic	0.65	0.64	0.37	0.54
Net income per share - diluted (1)	0.65	0.64	0.37	0.54
Dividends declared per share	0.13	0.13	0.13	0.13

Fiscal year 2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in thousands, except per share data)

Revenues	$702,669	$749,987	$763,612	$763,248
Net revenues	686,967	734,439	747,373	747,886
Non-interest expenses	619,854	640,231	652,026	648,410
Income including noncontrolling interests and before provision for
income taxes	67,113	94,208	95,347	99,476
Net income attributable to Raymond James Financial, Inc.	42,903	55,628	60,687	69,065
Net income per share - basic (1)	0.35	0.45	0.49	0.55
Net income per share - diluted	0.35	0.45	0.48	0.55
Dividends declared per share	0.11	0.11	0.11	0.11

(1)	Due to rounding the quarterly results do not add to the total for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2011.  KPMG LLP, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on our internal control over financial reporting as of September 30, 2011 (included below).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Raymond James Financial, Inc.:

We have audited Raymond James Financial, Inc.’s (the Company) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Raymond James Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Raymond James Financial, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended September, 30, 2011, and our report dated November 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

November 23, 2011
Tampa, Florida
Certified Public Accountants

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers appears in Part I, Item 1 of this form 10-K.  The balance of the information required by Item 10 is incorporated herein by reference to the registrant's definitive proxy statement for the 2012 Annual Meeting of Shareholders.  Such proxy statement is expected to be filed with the SEC prior to January 13, 2012.

ITEMS 11, 12, 13 AND 14.

The information required by Items 11, 12, 13 and 14 is incorporated herein by reference to the registrant's definitive proxy statement for the 2012 Annual Meeting of Shareholders.  Such proxy statement is expected to be filed with the SEC prior to January 13, 2012.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.1	*
Raymond James Financial, Inc. 2002 Incentive Stock Option Plan effective February 14, 2002, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-98537, filed August 22, 2002.

10.2		Mortgage Agreement for $75 million dated as of December 13, 2002 incorporated by reference to Exhibit No. 10 as filed with Form 10-K on December 23, 2002.

10.3	*
Raymond James Financial, Inc. Stock Option Plan for Key Management Personnel effective November 21, 1996, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, No. 333-103277, filed February 18, 2003.

10.4		Form of Indemnification Agreement with Directors, incorporated by reference to Exhibit 10.18 as filed with Form 10-K on December 8, 2004.

10.5	*	Raymond James Financial, Inc. Amended Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 10 as filed with Form 10-Q on February 9, 2006.

10.6
The 2007 Raymond James Financial, Inc. Stock Option Plan for Independent Contractors effective February 15, 2007, incorporated by reference to Appendix C to Definitive Proxy Statement for the Annual Meeting of Shareholders held February 15, 2007, filed January 16, 2007.

10.7	*
Composite Version of 2003 Raymond James Financial, Inc. Employee Stock Purchase Plan, as amended and restated, incorporated by reference to Appendix B to Definitive Proxy Statement for the Annual Meeting of Shareholders held February 19, 2009, filed on January 12, 2009.

10.8	*	Letter agreement dated February 25, 2009 between us and Paul Reilly, incorporated by reference to Exhibit No. 10.14 as filed with Form 8-K on March 3, 2009.

10.9.1	*
Raymond James Financial, Inc. Senior Management Incentive Plan, incorporated by reference to Appendix A to Definitive Proxy Statements for Annual Meeting of Shareholders held February 20, 2010, filed on January 12, 2010.

10.9.2	*	First Amendment to Raymond James Financial, Inc. Senior Management Incentive Plan, incorporated by reference to Exhibit 10.14.2 as filed with Form 8-K on November 30, 2010.

10.10	*
Agreement dated December 23, 2009, between Raymond James Financial, Inc. and Thomas A. James regarding service as Chairman of the Board after his retirement as Chief Executive Officer, incorporated by reference to Exhibit 10.15 as filed with Form 10-Q on February 9, 2010.

Exhibit Number	Description

10.11.1*
Amended and Restated 2007 Raymond James Financial, Inc. Stock Bonus Plan (as amended and restated effective December 10, 2010), incorporated by reference to Exhibit 10.16.1 as filed with Form 10-Q on February 8, 2011.

10.11.2*
Form of Notice of Restricted Stock Unit Award and associated Restricted Stock Unit Agreement under Amended and Restated 2007 Raymond James Financial, Inc. Stock Bonus Plan, incorporated by reference to Exhibit 10.16.2 as filed with Form 10-Q on February 8, 2011.

10.11.3*
Form of Amendment to Restricted Stock Grant Agreements outstanding under 2007 Raymond James Financial, Inc. Stock Bonus Plan, incorporated by reference to Exhibit 10.16.3 as filed with Form 8-K on November 30, 2010.

10.12.1*
Composite Version of 2005 Raymond James Financial, Inc. Restricted Stock Plan (as amended on December 10, 2010), incorporated by reference to Appendix A to the Definitive Proxy Statement for the Annual Meeting of Shareholders held February 24, 2011, filed on January 18, 2011.

10.12.2*
Form of Notice of Restricted Stock Unit Award and associated Restricted Stock Unit Agreement (employee/independent contractor) under 2005 Raymond James Financial, Inc. Restricted Stock Plan, as amended, incorporated by reference to Exhibit 10.17.2 as filed with Form 8-K on November 30, 2010.

10.12.3*
Form of Amendment to Restricted Stock Grant Agreements outstanding under 2005 Raymond James Financial, Inc. Restricted Stock Plan, incorporated by reference to Exhibit 10.17.3 as filed with Form 8-K on November 30, 2010.

10.13	SEC Order Instituting Administrative and Cease-and-Desist Proceedings dated June 29, 2011, incorporated by reference to Exhibit 10.18 as filed with Form 10-Q on August 9, 2011.

10.14
State of Florida Office of Financial Regulation Administrative Consent Agreement to Final Order dated June 29, 2011, incorporated by reference to Exhibit 10.19 as filed with Form 10-Q on August 9, 2011.

10.15	Texas State Securities Board Consent Order dated June 29, 2011, incorporated by reference to Exhibit 10.20 as filed with Form 10-Q on August 9, 2011.

10.16	Master Promissory Note (Demand Loans), dated September 27, 2011, by Raymond James Financial, Inc., in favor of The Bank of New York Mellon, filed herewith.

10.17	Uncommitted Line of Credit Agreement, dated as of September 27, 2011, between Raymond James Financial, Inc. and Fifth Third Bank, filed herewith.

10.18*	Amended and Restated Raymond James Financial Long-Term Incentive Plan dated as of December 31, 2007, filed herewith.

11	Computation of Earnings per Share is set forth in Note 24 of the Notes to Consolidated Financial Statements in this Form 10-K.

12	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, filed herewith.

14.1	Code of Ethics for Senior Financial Officers as amended on August 23, 2007, incorporated by reference to Exhibit 14.1 as filed with Form 10-K on November 28, 2008.

14.2	Business Ethics and Corporate Policy as amended on November 27, 2007, incorporated by reference to Exhibit 14.2 as filed with Form 10-K on November 29, 2007.

21	List of Subsidiaries, filed herewith.

23	Consent of KPMG LLP, filed herewith.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99.(i).1	Charter of the Audit Committee of the Board of Directors as revised on November 27, 2007, incorporated by reference to Exhibit 99.(i).1 as filed with Form 10-K on November 29 , 2007.

99.(i).2
Charter of the Corporate Governance, Nominating and Compensation Committee as revised on November 24, 2009, incorporated by reference to Exhibit (99).(i).2 as filed with Form 10-K on November 25, 2009.

*	Indicates a management contract or compensatory plan or arrangement in which a director or named executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 23rd day of November, 2011.

RAYMOND JAMES FINANCIAL, INC.

By /s/ PAUL C. REILLY
Paul C. Reilly, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL C. REILLY	Chief Executive Officer and Director	November 23, 2011
Paul C. Reilly

/s/ THOMAS A. JAMES	Executive Chairman and Director	November 23, 2011
Thomas A. James

/s/ SHELLEY G. BROADER	Director	November 23, 2011
Shelley G. Broader

/s/ FRANCIS S. GOLDOLD	Vice Chairman and Director	November 23, 2011
Francis S. Godbold

/s/ H. WILLIAM HABERMEYER	Director	November 23, 2011
H. William Habermeyer

/s/ CHET B. HELCK	Chief Operating Officer and Director	November 23, 2011
Chet B. Helck

/s/ GORDON L. JOHNSON	Director	November 23, 2011
Gordon L. Johnson

/s/ ROBERT P. SALTZMAN	Director	November 23, 2011
Robert P. Saltzman

/s/ HARDWICK SIMMONS	Director	November 23, 2011
Hardwick Simmons

/s/ SUSAN N. STORY	Director	November 23, 2011
Susan N. Story

/s/ JEFFREY P. JULIEN	Executive Vice President – Finance,	November 23, 2011
Jeffrey P. Julien	Chief Financial Officer and Treasurer

/s/ JENNIFER C. ACKART	Senior Vice President and Controller	November 23, 2011
Jennifer C. Ackart	(Principal Accounting Officer)