Form 10-Q
period 2011-12-31
RAYMOND JAMES FINANCIAL INC
filed 2012-02-08
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

   or

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

125,996,881 shares of common stock as of February 3, 2012

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the quarter ended December 31, 2011

	INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Financial Condition as of December 31, 2011 and September 30, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2011 and December 31, 2010 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended December 31, 2011 and December 31, 2010 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and December 31, 2010 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	69

Item 4.	Controls and Procedures	76

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	77

Item 1A.	Risk Factors	77

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults upon Senior Securities	78

Item 5.	Other Information	78

Item 6.	Exhibits	79

	Signatures	80

PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31, 2011	September 30, 2011
	($ in thousands)
Assets:
Cash and cash equivalents	$1,916,954	$2,439,695
Assets segregated pursuant to regulations and other segregated assets	3,505,193	3,548,683
Securities purchased under agreements to resell and other collateralized financings	400,455	398,247
Financial instruments, at fair value:
Trading instruments	564,441	492,771
Available for sale securities	470,093	520,665
Private equity and other investments	277,769	294,356
Receivables:
Brokerage clients, net	1,676,589	1,716,828
Stock borrowed	244,368	225,561
Bank loans, net	7,015,204	6,547,914
Brokers-dealers and clearing organizations	64,514	96,096
Other	536,674	536,364
Deposits with clearing organizations	86,498	91,482
Prepaid expenses and other assets	384,572	364,264
Investments in real estate partnerships held by consolidated variable interest entities	316,498	320,384
Property and equipment, net	173,901	169,850
Deferred income taxes, net	185,919	171,911
Goodwill	71,924	71,924

Total assets	$17,891,566	$18,006,995

Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$128,512	$76,150
Securities sold under agreements to repurchase	184,061	188,745
Payables:
Brokerage clients	4,804,234	4,690,414
Stock loaned	682,823	814,589
Bank deposits	7,704,896	7,739,322
Brokers-dealers and clearing organizations	74,084	111,408
Trade and other	359,899	309,723
Accrued compensation, commissions and benefits	293,002	452,849
Loans payable of consolidated variable interest entities	89,657	99,982
Corporate debt	607,444	611,968

Total liabilities	14,928,612	15,095,150

Commitments and contingencies (See Note 12)

Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	-	-
Common stock; $.01 par value; authorized 350,000,000 shares; issued 130,778,293 at December 31, 2011 and 130,670,086 at September 30, 2011	1,280	1,271
Additional paid-in capital	586,502	565,135
Retained earnings	2,171,907	2,125,818
Treasury stock, at cost; 4,944,618 common shares at December 31, 2011 and 4,263,029 common shares at September 30, 2011	(112,574)	(95,000)
Accumulated other comprehensive income	(10,446)	(9,605)
Total equity attributable to Raymond James Financial, Inc.	2,636,669	2,587,619
Noncontrolling interests	326,285	324,226

Total equity	2,962,954	2,911,845

Total liabilities and equity	$17,891,566	$18,006,995

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
	2011	2010
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$511,334	$534,139
Investment banking	39,336	58,969
Investment advisory fees	53,505	52,411
Interest	102,096	104,386
Account and service fees	74,010	69,285
Net trading profits	9,343	6,322
Other	9,193	4,821

Total revenues	798,817	830,333

Interest expense	16,040	16,504
Net revenues	782,777	813,829

Non-interest expenses:
Compensation, commissions and benefits	541,622	551,884
Communications and information processing	37,567	31,145
Occupancy and equipment costs	25,937	26,229
Clearance and floor brokerage	7,454	9,917
Business development	27,839	23,945
Investment sub-advisory fees	6,562	6,904
Bank loan loss provision	7,456	11,232
Other	23,692	25,827
Total non-interest expenses	678,129	687,083

Income including noncontrolling interests and before provision for income taxes	104,648	126,746

Provision for income taxes	43,526	48,791

Net income including noncontrolling interests	61,122	77,955
Net loss attributable to noncontrolling interests	(6,203)	(3,768)
Net income attributable to Raymond James Financial, Inc.	$67,325	$81,723

Net income per common share – basic	$0.53	$0.65
Net income per common share – diluted	$0.53	$0.65
Weighted-average common shares outstanding – basic	123,225	121,155
Weighted-average common and common equivalent shares outstanding – diluted	123,712	121,534

Net income attributable to Raymond James Financial, Inc.	$67,325	$81,723
Other comprehensive income, net of tax:(1)
Change in unrealized (loss) gain on available for sale securities and non-credit portion of other-than-temporary impairment losses	(5,661)	4,897
Change in currency translations	4,820	5,504
Total comprehensive income	$66,484	$92,124

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$(4,187)	$779
Portion of losses (recoveries) recognized in other comprehensive income (before taxes)	2,091	(2,958)
Net impairment losses recognized in other revenue	$(2,096)	$(2,179)

(1)
The components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.  None of the components of other comprehensive income are attributable to noncontrolling interests.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended December 31,
	2011	2010
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,271	$1,244
Issued	9	10
Balance, end of period	1,280	1,254

Shares exchangeable into common stock:
Balance, beginning of year	-	3,119
Exchanged	-	-
Balance, end of period	-	3,119

Additional paid-in capital:
Balance, beginning of year	565,135	476,359
Employee stock purchases	2,215	1,690
Exercise of stock options and vesting of restricted stock units, net of forfeitures	1,270	13,798
Restricted stock, stock option and restricted stock unit expense	16,907	14,355
Excess tax benefit (deficiency) from share-based payments	1,100	(1,000)
Other	(125)	(1,553)
Balance, end of period	586,502	503,649

Retained earnings:
Balance, beginning of year	2,125,818	1,909,865
Net income attributable to Raymond James Financial, Inc.	67,325	81,723
Cash dividends declared	(16,399)	(16,387)
Other	(4,837)	4,371
Balance, end of period	2,171,907	1,979,572

Treasury stock:
Balance, beginning of year	(95,000)	(81,574)
Purchases/Surrenders	(16,784)	(5,265)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(790)	1,783
Balance, end of period	(112,574)	(85,056)

Accumulated other comprehensive income: (1)
Balance, beginning of year	(9,605)	(6,197)
Net unrealized (loss) gain on available for sale securities and non-credit portion of other-than-temporary impairment losses (2)	(5,661)	4,897
Net change in currency transactions	4,820	5,504
Balance, end of period	(10,446)	4,204

Total equity attributable to Raymond James Financial, Inc.	$2,636,669	$2,406,742

Noncontrolling interests:
Balance, beginning of year	$324,226	$294,052
Net loss attributable to noncontrolling interests	(6,203)	(3,768)
Capital contributions	21,078	14,512
Distributions	(2,493)	-
Deconsolidation of previously consolidated low income housing tax credit funds	-	(6,789)
Consolidation of low income housing tax credit funds not previously consolidated	-	14,635
Other	(10,323)	(1,451)
Balance, end of period	326,285	311,191

Total equity	$2,962,954	$2,717,933

(1)	The components of other comprehensive income are attributable to Raymond James Financial, Inc. None of the components of other comprehensive income are attributable to noncontrolling interests.

(2)	Net of tax.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$67,325	$81,723
Net loss attributable to noncontrolling interests	(6,203)	(3,768)
Net income including noncontrolling interests	61,122	77,955
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	9,971	9,574
Deferred income taxes	(10,444)	(18,737)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(1,392)	(484)
Provisions for loan losses, legal proceedings, bad debts and other accruals	6,556	14,793
Share-based compensation expense	17,410	15,832
Other	827	(2,234)
Net change in:
Assets segregated pursuant to regulations and other segregated assets	43,490	1,363,377
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(6,892)	(178,118)
Stock loaned, net of stock borrowed	(150,573)	(122,704)
Brokerage client receivables and other accounts receivable, net	69,322	46,147
Trading instruments, net	(6,712)	66,114
Prepaid expenses and other assets	(18,336)	(129)
Brokerage client payables and other accounts payable	141,531	66,780
Accrued compensation, commissions and benefits	(161,374)	(122,556)
Purchase and origination of loans held for sale, net of proceeds from sale of securitizations and loans held for sale	(12,822)	(2,868)
Excess tax benefits from stock-based payment arrangements	(1,675)	(293)
Net cash (used in) provided by operating activities	(19,991)	1,212,449
Cash flows from investing activities:
Additions to property and equipment	(13,647)	(9,500)
Increase in loans, net	(489,970)	(48,760)
Redemptions of Federal Home Loan Bank stock, net	20,228	4,777
Sales (purchases) of private equity and other investments, net	3,845	(8,648)
Purchase of additional equity interest in subsidiary	(4,017)	-
Purchases of available for sale securities	(950)	(1,201)
Available for sale securities maturations, repayments and redemptions	40,029	34,538
Proceeds from sales of available for sale securities	-	11,161
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	174	(4,369)
Net cash used in investing activities	(444,308)	(22,002)
Cash flows from financing activities:
Repayments of borrowings, net	(3,848)	(2,527,795)
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(11,599)	(11,859)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	21,078	14,196
Exercise of stock options and employee stock purchases	2,642	17,025
Decrease in bank deposits	(34,426)	(397,322)
Purchase of treasury stock	(17,054)	(5,261)
Dividends on common stock	(16,399)	(16,387)
Excess tax benefits from share-based payment arrangements	1,675	293
Net cash used in financing activities	(57,931)	(2,927,110)

Currency adjustment:
Effect of exchange rate changes on cash	(511)	(1,693)
Net decrease in cash and cash equivalents	(522,741)	(1,738,356)
Cash and cash equivalents at beginning of year	2,439,695	2,943,239
Cash and cash equivalents at end of period	$1,916,954	$1,204,883

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,215	$8,787
Cash paid for income taxes	$10,137	$6,688
Non-cash transfers of loans to other real estate owned	$2,651	$6,917

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2011

NOTE 1 – BASIS OF PRESENTATION

Raymond James Financial, Inc. (“RJF”) is a holding company headquartered in Florida whose broker-dealer subsidiaries are engaged in various financial service businesses, including the underwriting, distribution, trading and brokerage of equity and debt securities and the sale of mutual funds and other investment products.  In addition, other subsidiaries of RJF provide investment management services for retail and institutional clients, corporate and retail banking, and trust services.  As used herein, the terms “we,” “our” or “us” refer to RJF and/or one or more of its subsidiaries.

The accompanying unaudited condensed consolidated financial statements include the accounts of RJF and its consolidated subsidiaries that are generally controlled through a majority voting interest.  We consolidate all of our 100% owned subsidiaries.  In addition, we consolidate any variable interest entity (“VIE”) in which we are the primary beneficiary.  When we do not have a controlling interest in an entity, but we exert significant influence over the entity, we apply the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

Certain financial information that is normally included in annual financial statements prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) but not required for interim reporting purposes has been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.

The nature of our business is such that the results of any interim period are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2011, as filed with the U.S. Securities and Exchange Commission (the “2011 Form 10-K”). To prepare condensed consolidated financial statements in conformity with GAAP, we must make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could have a material impact on the condensed consolidated financial statements.

Update of Significant Accounting Policies

A summary of our significant accounting policies is included in Note 1 on pages 81 - 97 of our 2011 Form 10-K.  Other than as discussed below, there have been no significant changes in our significant accounting policies since September 30, 2011.

As more fully described in Note 1, page 87, of our 2011 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business.  Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes, the net balances associated therewith are included within other receivables on our Condensed Consolidated Statements of Financial Condition.  The outstanding balance of these loans is $241.4 million and $231.5 million at December 31, 2011 and September 30, 2011, respectively.  The related allowance for doubtful accounts balance is $5.4 million and $5.9 million at December 31, 2011 and September 30, 2011, respectively.  Of the December 31, 2011 loan balance referred to above, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $2.4 million.

Reclassifications

In the fourth quarter of fiscal year 2011, we changed the title of what had been known as “Financial Service Fees” on our Condensed Consolidated Statements of Income and Comprehensive Income to “Account and Service Fees”, to better reflect the nature of the revenues included within the line item description.  Additionally, we reclassified certain components of revenue previously included within other revenues into Account and Service Fees.  A reclassification of $27.5 million of revenue previously reported as a component of other revenues for the three months ended December 31, 2010 has been included in Account and Service Fees on the Condensed Consolidated Statements of Income and Comprehensive Income as presented, to conform the prior period to the current period presentation.

Certain other prior period amounts, none of which are material, have been reclassified to conform to the current presentation.

NOTE 2 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

Our cash equivalents include money market funds or highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.  For further discussion of our accounting policies regarding assets segregated pursuant to regulations and other segregated assets, see Note 1 on page 83 of our 2011 Form 10-K.

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	December 31, 2011	September 30, 2011
	(in thousands)
Cash and cash equivalents:
Cash in banks	$1,912,945	$2,438,249
Money market investments	4,009	1,446
Total cash and cash equivalents (1)	1,916,954	2,439,695

Cash and securities segregated pursuant to federal regulations and other segregated assets (2)	3,505,193	3,548,683
Deposits with clearing organizations (3)	86,498	91,482
	$5,508,645	$6,079,860

(1)
The total amount presented includes $470 million and $471 million of cash and cash equivalents as of December 31, 2011 and September 30, 2011, respectively, which are either on deposit at our wholly owned bank subsidiary Raymond James Bank, FSB  (effective February 1, 2012, Raymond James Bank, N.A.) (“RJ Bank”) or are otherwise invested by one of our subsidiaries on behalf of RJF.

(2)
Consists primarily of cash or qualified securities maintained in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934. Raymond James & Associates, Inc., as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of its clients. Additionally, Raymond James Ltd. (“RJ Ltd”) is required to hold client Registered Retirement Savings Plan funds in trust.

(3)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

NOTE 3 – FAIR VALUE

For a further discussion of our valuation methodologies for assets, liabilities measured at fair value, and the fair value hierarchy, see Note 1, pages 83 – 87, in our 2011 Form 10-K.

There have been no material changes to our valuation methodologies since our year ended September 30, 2011.

Recurring fair value measurements

Assets and liabilities measured at fair value on a recurring basis are presented below:

December 31, 2011	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of December 31, 2011
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$31	$185,841	$135		$-	$186,007
Corporate obligations	3,346	14,311	-		-	17,657
Government and agency obligations	7,238	47,390	-		-	54,628
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	5	180,915	-		-	180,920
Non-agency CMOs and asset-backed securities (“ABS”)	-	55,778	37		-	55,815
Total debt securities	10,620	484,235	172		-	495,027
Derivative contracts	-	129,394	-		(90,032)	39,362
Equity securities	16,823	3,681	179		-	20,683
Other securities	1,068	2,666	5,635		-	9,369
Total trading instruments	28,511	619,976	5,986		(90,032)	564,441
Available for sale securities:
Agency MBS and CMOs	-	162,282	-		-	162,282
Non-agency CMOs	-	133,817	741		-	134,558
Other securities	9	-	-		-	9
Auction rate securities (“ARS”):
Municipals	-	-	74,707	(3)	-	74,707
Preferred securities	-	-	98,537		-	98,537
Total available for sale securities	9	296,099	173,985		-	470,093
Private equity and other investments:
Private equity investments	-	-	162,074	(4)	-	162,074
Other investments	113,591	64	2,040		-	115,695
Total private equity and other investments	113,591	64	164,114		-	277,769
Other assets	-	6,513	-		-	6,513
Total	$142,111	$922,652	$344,085		$(90,032)	$1,318,816

Liabilities:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$-	$1,103	$-		$-	$1,103
Corporate obligations	-	2,229	-		-	2,229
Government obligations	92,532	12,405	-		-	104,937
Agency MBS and CMOs	279	-	-		-	279
Total debt securities	92,811	15,737	-		-	108,548
Derivative contracts	-	114,982	-		(105,311)	9,671
Equity securities	10,015	278	-		-	10,293
Total trading instruments sold but not yet purchased	102,826	130,997	-		(105,311)	128,512
Other liabilities	-	-	29		-	29
Total	$102,826	$130,997	$29		$(105,311)	$128,541

(1)
We had no significant transfers of financial instruments between Level 1 and Level 2 during the quarter ended December 31, 2011.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)	Includes $49.3 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $18.1 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

(4)
Includes $84.9 million in private equity investments of which the weighted-average portion we own is approximately 21%.  Effectively, the economics associated with the portion of this investment we do not own becomes a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition, and amounted to approximately $67.1 million of that total as of December 31, 2011.

September 30, 2011	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2011
	(in thousands)
Assets:
Trading instruments:
Municipal and provincial obligations	$8	$164,019	$375		$-	$164,402
Corporate obligations	4,137	23,470	-		-	27,607
Government and agency obligations	22,620	13,486	-		-	36,106
Agency MBS and CMOs	31	147,726	-		-	147,757
Non-agency CMOs and ABS	-	49,069	50		-	49,119
Total debt securities	26,796	397,770	425		-	424,991
Derivative contracts	-	126,867	-		(88,563)	38,304
Equity securities	17,908	3,274	15		-	21,197
Other securities	816	7,463	-		-	8,279
Total trading instruments	45,520	535,374	440		(88,563)	492,771
Available for sale securities:
Agency MBS and CMOs	-	178,732	-		-	178,732
Non-agency CMOs	-	145,024	851		-	145,875
Other securities	10	-	-		-	10
ARS:
Municipals	-	-	79,524	(3)	-	79,524
Preferred securities	-	-	116,524		-	116,524
Total available for sale securities	10	323,756	196,899		-	520,665
Private equity and other investments:
Private equity investments	-	-	168,785	(4)	-	168,785
Other investments	123,421	63	2,087		-	125,571
Total private equity and other investments	123,421	63	170,872		-	294,356
Other assets	-	2,696	-		-	2,696
Total	$168,951	$861,889	$368,211		$(88,563)	$1,310,488

Liabilities:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$-	$607	$-		$-	$607
Corporate obligations	-	5,625	-		-	5,625
Government obligations	56,472	-	-		-	56,472
Agency MBS and CMOs	159	-	-		-	159
Total debt securities	56,631	6,232	-		-	62,863
Derivative contracts	-	112,457	-		(105,869)	6,588
Equity securities	6,488	211	-		-	6,699
Total trading instruments sold but not yet purchased	63,119	118,900	-		(105,869)	76,150
Other liabilities	-	20	40		-	60
Total	$63,119	$118,920	$40		$(105,869)	$76,210

(1)
We had no significant transfers of financial instruments between Level 1 and Level 2 during the period ended December 31, 2011.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)	Includes $53.2 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $19.2 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

(4)
Includes $87.9 million in private equity investments of which the weighted-average portion we own is approximately 20%.  Effectively, the economics associated with the portion of this investment we do not own becomes a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition, and amounted to approximately $70 million of that total as of September 30, 2011.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended December 31, 2011 Level 3 assets at fair value (in thousands)
Financial assets										Financial liabilities
	Trading instruments				Available for sale securities			Private equity and other investments		Payables- trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Other securities	Equity securities	Non- agency CMOs	ARS – municipals	ARS - Preferred securities	Private equity investments	Other investments	Other liabilities
Fair value September 30, 2011	$375	$50	$-	$15	$851	$79,524	$116,524	$168,785	$2,087	$(40)
Realized/unrealized gains (losses):
Included in earnings	80	(4)	(942)	(4)	-	(540)	(75)	4	(49)	11
Included in other comprehensive income	-	-	-	-	(93)	(4,670)	(894)	-	-	-
Purchases and contributions	-	-	-	16	-	475	475	2,367	2	-
Sales	(320)	-	-	-	-	-	-	-	-	-
Redemptions by issuer	-	-	-	-	-	(125)	(17,450)	-	-	-
Distributions	-	(9)	-	-	(17)	-	-	(9,082)	-	-
Transfers:
Into Level 3	-	-	6,577 (1)	152	-	43	-	-	-	-
Out of Level 3	-	-	-	-	-	-	(43)	-	-	-
Fair value December 31, 2011	$135	$37	$5,635	$179	$741	$74,707	$98,537	$162,074	$2,040	$(29)

Change in unrealized gains (losses) related to financial instruments held at December 31, 2011	$(125)	$214	$(942)	$-	$-	$(5,131)	$(894)	$4	$(52)	$-

(1)	During the three month period ended December 31, 2011, we transferred certain securities which were previously included in Level 2, non-agency CMOs and ABS.

Three months ended December 31, 2010 Level 3 assets at fair value (in thousands)
Financial assets								Financial liabilities
	Trading instruments			Available for sale securities	Private equity and other investments		Prepaid expenses and other assets	Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Non- agency CMOs	Private equity investments	Other investments	Other assets	Other liabilities
Fair value September 30, 2010	$6,275	$3,930	$3,025	$1,011	$161,230	$45	$-	$(46)
Realized/unrealized gains (losses):
Included in earnings	(194)	(137)	-	-	75	-	-	-
Included in other comprehensive income	-	-	-	167	-	-	-	-
Purchases, issuances & settlements, net	(5)	(150)	200	(80)	(1,719)	-	-	-
Transfers:
Into Level 3	-	-	-	-	-	-	25	-
Out of Level 3	-	-	-	-	-	-	-	-
Fair value December 31, 2010	$6,076	$3,643	$3,225	$1,098	$159,586	$45	$25	$(46)

Change in unrealized gains (losses) related to financial instruments held at December 31, 2010	$(389)	$52	$-	$-	$(5)	$-	$-	$-

As of December 31, 2011, 7.4% of our assets and 0.9% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2011 represent 26.1% of our assets measured at fair value, a substantial increase as compared to December 31, 2010 as a result of the repurchase of ARS that primarily occurred during the fourth quarter of fiscal year 2011 (see the ARS repurchase discussion in Note 17 on pages 130 – 131 of our 2011 Form 10-K).  As of December 31, 2010, 8.9% and 1.7% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2010 represented 13.1% of our assets measured at fair value.

Gains and losses (realized and unrealized) included in revenues are reported in net trading profits and other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

For the three months ended December 31, 2011	Net trading profits	Other revenues
	(in thousands)

Total losses included in revenues	$(870)	$(649)
Change in unrealized losses relating to assets still held at reporting date	(853)	(6,073)

For the three months ended December 31, 2010	Net trading profits	Other revenues
	(in thousands)

Total (losses) gains included in revenues	$(331)	$75
Change in unrealized losses relating to assets still held at reporting date	(337)	(5)

Nonrecurring fair value measurements

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement only in certain circumstances; for example, when there is evidence of impairment or in other situations where the lower of cost or fair value method of accounting is applied. Our financial instruments which are measured at fair value on a nonrecurring basis include certain RJ Bank loans that have been deemed impaired and certain loans classified as held for sale.  Assets that are not financial instruments but are subject to measurement at fair value on a nonrecurring basis include goodwill and other real estate owned (“OREO”).  The table below provides information, by level within the fair value hierarchy, for assets with nonrecurring fair value measurements during the period and still held as of the reporting date.

	Fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2011:	(in thousands)
Assets at fair value on a nonrecurring basis:
Bank loans, net (1)	$-	$48,888	$96,342	$145,230
OREO (2)	-	7,456	-	7,456

September 30, 2011:
Assets at fair value on a nonrecurring basis:
Bank loans, net (1)	$-	$39,621	$111,941	$151,562
OREO (2)	-	11,278	-	11,278

(1)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(2)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

The adjustment to fair value of the nonrecurring fair value measures for the three months ended December 31, 2011 resulted in $4.6 million in additional provision for loan losses, as well as $635,000 in other losses during the quarter.

For a discussion of our accounting policies for impairment of loans held for investment, loans held for sale, and OREO, see Note 1, pages 88 – 92 of our 2011 Form 10-K.

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of December 31, 2011, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

Other fair value disclosures

Many, but not all, of the financial instruments we hold are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.  Refer to Note 3, pages 103 – 104, of our 2011 Form 10-K for discussion of the methods and assumptions we apply to the determination of fair value of our financial instruments that are not otherwise recorded at fair value.

The carrying amounts and estimated fair values of our financial instruments that are not carried at fair value are as follows:

	December 31, 2011		September 30, 2011
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(in thousands)
Financial assets:
Bank loans, net	$7,015,204	$7,062,726	$6,547,914	$6,596,439
Financial liabilities:
Bank deposits	7,704,896	7,710,091	7,739,322	7,745,607
Corporate debt	607,444	662,686	611,968	675,509

NOTE 4 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	December 31, 2011		September 30, 2011
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)

Municipal and provincial obligations	$186,007	$1,103	$164,402	$607
Corporate obligations	17,657	2,229	27,607	5,625
Government and agency obligations	54,628	104,937	36,106	56,472
Agency MBS and CMOs	180,920	279	147,757	159
Non-agency CMOs and ABS	55,815	-	49,119	-
Total debt securities	495,027	108,548	424,991	62,863

Derivative contracts	39,362	9,671	38,304	6,588
Equity securities	20,683	10,293	21,197	6,699
Other securities	9,369	-	8,279	-
Total	$564,441	$128,512	$492,771	$76,150

See Note 3 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

NOTE 5 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank, ARS and certain equity securities owned by our non-broker-dealer subsidiaries.  Refer to the discussion of our available for sale securities accounting policies, including the fair value determination process, on Note 1 pages 85 – 86 in our 2011 Form 10-K.

There were no proceeds from the sale of available for sale securities during the three month period ended December 31, 2011.  There were proceeds of $11.2 million from the sale of available for sale securities during the three month period ended December 31, 2010, which resulted in total losses of $411,000.

During the three month period ended December 31, 2011, ARS with an aggregate par value of $17.6 million were redeemed by their issuer at par; an insignificant gain was recorded in our Condensed Consolidated Statements of Income and Comprehensive Income on the ARS securities which were subject to these redemptions.

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
December 31, 2011:
Available for sale securities:
Agency MBS and CMOs	$161,858	$486	$(62)	$162,282
Non-agency CMOs (1)	185,112	-	(50,554)	134,558
Total RJ Bank available for sale securities	346,970	486	(50,616)	296,840

Auction rate securities:
Municipal obligations(2)	79,377	162	(4,832)	74,707
Preferred securities(3)	99,431	15	(909)	98,537
Total auction rate securities	178,808	177	(5,741)	173,244

Other securities	3	6	-	9
Total available for sale securities	$525,781	$669	$(56,357)	$470,093

September 30, 2011:
Available for sale securities:
Agency MBS and CMOs	$178,120	$639	$(27)	$178,732
Non-agency CMOs (4)	192,956	-	(47,081)	145,875
Total RJ Bank available for sale securities	371,076	639	(47,108)	324,607

Auction rate securities:
Municipal obligations	79,524	-	-	79,524
Preferred securities	116,524	-	-	116,524
Total auction rate securities	196,048	-	-	196,048

Other securities	3	7	-	10
Total available for sale securities	$567,127	$646	$(47,108)	$520,665

(1)	As of December 31, 2011, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) was $40 million (before taxes).

(2)	As of December 31, 2011, the non-credit portion of OTTI recorded in AOCI was $4.7 million (before taxes).

(3)	As of December 31, 2011, the non-credit portion of OTTI recorded in AOCI was $894,000 (before taxes).

(4)	As of September 30, 2011, the non-credit portion of OTTI recorded in AOCI was $37.9 million (before taxes).

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

	December 31, 2011
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	(in thousands)
Agency MBS & CMOs:
Amortized cost	$-	$-	$46,094	$115,764	$161,858
Carrying value	-	-	46,201	116,081	162,282
Weighted-average yield	-	-	0.44%	0.79%	0.69%

Non-agency CMOs:
Amortized cost	$-	$-	$-	$185,112	$185,112
Carrying value	-	-	-	134,558	134,558
Weighted-average yield	-	-	-	3.19%	3.19%

Sub-total agency MBS & CMOs and non-agency CMOs:
Amortized cost	$-	$-	$46,094	$300,876	$346,970
Carrying value	-	-	46,201	250,639	296,840
Weighted-average yield	-	-	0.44%	2.08%	1.82%

Auction rate securities:
Municipal obligations
Amortized cost	$-	$-	$553	$78,824	$79,377
Carrying value	-	-	565	74,142	74,707
Weighted-average yield	-	-	0.48%	0.76%	0.76%

Preferred securities:
Amortized cost	$-	$-	$-	$99,431	$99,431
Carrying value	-	-	-	98,537	98,537
Weighted-average yield	-	-	-	0.26%	0.26%

Sub-total auction rate securities:
Amortized cost	$-	$-	$553	$178,255	$178,808
Carrying value	-	-	565	172,679	173,244
Weighted-average yield	-	-	0.48%	0.48%	0.48%

Other securities:
Amortized cost	$-	$-	$-	$3	$3
Carrying value	-	-	-	9	9

Total available for sale securities:
Amortized cost	$-	$-	$46,647	$479,134	$525,781
Carrying value	-	-	46,766	423,327	470,093
Weighted-average yield	-	-	0.44%	1.57%	1.47%

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(in thousands)

Agency MBS and CMOs	$24,748	$(25)	$15,228	$(37)	$39,976	$(62)
Non-agency CMOs	1,270	(88)	133,288	(50,466)	134,558	(50,554)
ARS municipal obligations	67,929	(4,832)	-	-	67,929	(4,832)
ARS preferred securities	89,041	(909)	-	-	89,041	(909)
Total impaired securities	$182,988	$(5,854)	$148,516	$(50,503)	$331,504	$(56,357)

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(in thousands)

Agency MBS and CMOs	$23,366	$(6)	$17,702	$(21)	$41,068	$(27)
Non-agency CMOs	1,345	(93)	144,530	(46,988)	145,875	(47,081)
Total impaired securities	$24,711	$(99)	$162,232	$(47,009)	$186,943	$(47,108)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At December 31, 2011, of the 19 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, 11 were in a continuous unrealized loss position for less than 12 months and 8 for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-agency CMOs

As of December 31, 2011 and including subsequent ratings changes, $32.3 million of the non-agency CMOs were rated investment grade by at least one rating agency, and $102.3 million were rated less than investment grade. At December 31, 2011, 24 of the 25 non-agency CMOs were in a continuous unrealized loss position for 12 months or more and one was in that position for less than 12 months.  The non-agency securities carry various amounts of credit enhancement, and none are collateralized with subprime loans.  Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage, are reviewed monthly by management.  Only those non-agency CMOs whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.  The unrealized losses at December 31, 2011 were primarily due to the continued volatility and uncertainty in the markets.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	December 31, 2011
	Range	Weighted- average (1)

Default rate	0.3% - 38.5%	14.1%
Loss severity	14.9% - 79%	45%
Prepayment rate	0.3% - 31.8%	9.3%

(1)	Represents the expected activity for the next twelve months.

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them (see the ARS repurchase discussion in Note 17 on pages 130 – 131 of our 2011 Form 10-K).  Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.

As of December 31, 2011, all of the ARS preferred securities were rated investment grade by at least one rating agency.  Since we have the ability and intent to hold these securities to maturity and we expect to recover our cost basis in full, we have concluded that none of these ARS preferred securities are other-than-temporarily impaired.  The unrealized losses at December 31, 2011 were primarily due to a slight change in the forward interest rate assumptions we utilize to develop our cash flow forecasts for these securities.

During the three month period ended December 31, 2011, Jefferson County, Alabama filed a voluntary petition for relief under Chapter 9 of the U.S. Bankruptcy Code in the U.S. District Court for the Northern District of Alabama.  Within our municipal ARS holdings, we hold Jefferson County, Alabama Limited Obligation School Warrants ARS (“Jeff Co. Schools ARS”) and Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS (“Jeff Co. Sewers ARS”).  As of December 31, 2011, unrealized losses arose for both the Jeff Co. Schools ARS and the Jeff Co. Sewers ARS based upon a decrease in the trading prices for these securities over the three month period then ended.  Based upon the available information as of December 31, 2011, we prepared a cash flow forecast for each of these two ARS for the purpose of determining the amount of any OTTI related to credit losses. We concluded there was no OTTI related to credit losses associated with the Jeff Co. Schools ARS based on the expected cash flows derived from the model utilized in our analysis which indicated that we expect to recover all unrealized losses on our holdings of the Jeff Co. Schools ARS.  Refer to the discussion below for the amount of OTTI related to credit losses which we determined regarding the Jeff Co. Sewers ARS.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended December 31,
	2011	2010
	(in thousands)

Amount related to credit losses on securities we held at the beginning of the period	$22,306	$18,816
Additions to the amount related to credit loss for which an OTTI was not previously recognized	462	-
Decreases to the amount related to credit loss for securities sold during the period	-	-
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	1,634	2,179
Amount related to credit losses on securities we held at the end of the period	$24,402	$20,995

The current period credit losses representing increases to the amounts related to credit losses for which an OTTI was previously recognized were primarily due to high loss severities on individual loan collateral of certain non-agency CMOs and the expected continuation of high default levels and collateral losses into calendar year 2012.  The current period credit losses related to securities for which an OTTI was not previously recognized arise from Jeff Co. Sewers ARS, and reflect the portion of our amortized cost basis that we do not expect to receive based upon the present value of our most recent projected cash flows for that security.

NOTE 6 – BANK LOANS, NET

Bank client receivables are comprised of loans originated or purchased by RJ Bank and include commercial and industrial (“C&I”) loans, commercial and residential real estate loans, as well as consumer loans. These receivables are collateralized by first or second mortgages on residential or other real property, other assets of the borrower, or are unsecured.

For a discussion of our accounting policies regarding bank loans and allowances for losses, including the policies regarding loans held for investment, loans held for sale, off-balance sheet loan commitments, nonperforming assets, troubled debt restructurings (“TDRs”), impaired loans, the allowance for loan losses and reserve for unfunded lending commitments, and loan charge-off policies, see Note 1, pages 88 – 92, in our 2011 Form 10-K.

We segregate our loan portfolio into five loan portfolio segments: C&I, commercial real estate (“CRE”), CRE construction, residential mortgage and consumer. These portfolio segments also serve as the portfolio loan classes for purposes of credit analysis, except for residential mortgage loans which are further disaggregated into residential first mortgage and residential home equity classes.

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each portfolio segment in RJ Bank's total loan portfolio:

	December 31, 2011		September 30, 2011
	Balance	%	Balance	%
	($ in thousands)

Loans held for sale, net(1)	$104,152	2%	$102,236	2%
Loans held for investment:
C&I loans	4,517,838	63%	4,100,939	61%
CRE construction loans	6,240	-	29,087	-
CRE loans	825,468	11%	742,889	11%
Residential mortgage loans	1,748,057	24%	1,756,486	26%
Consumer loans	9,087	-	7,438	-
Total loans held for investment	7,106,690		6,636,839
Net unearned income and deferred expenses	(48,135)		(45,417)
Total loans held for investment, net(1)	7,058,555		6,591,422

Total loans held for sale and investment	7,162,707	100%	6,693,658	100%
Allowance for loan losses	(147,503)		(145,744)
Bank loans, net	$7,015,204		$6,547,914

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

RJ Bank purchased or originated $109.1 million and $29.2 million of loans held for sale during the three months ended December 31, 2011 and 2010, respectively.  During the three months ended December 31, 2011 and 2010, there were proceeds of $20.1 million and $26.3 million for the sale of loans, resulting in net gains of $217,000 and $259,000, respectively, which were recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income.

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Three months ended December 31,
	2011		2010
	Purchases	Sales	Purchases	Sales
	(in thousands)

C&I loans	$49,752	$5,880	$-	$2,966
Residential mortgage loans	28,384	-	39,963	-
Total	$78,136	$5,880	$39,963	$2,966

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	December 31, 2011	September 30, 2011
	($ in thousands)
Nonaccrual loans:
C&I loans	$8,539	$25,685
CRE loans	15,825	15,842
Residential mortgage loans:
First mortgage loans	87,025	90,992
Home equity loans/lines	62	67
Total nonaccrual loans	111,451	132,586

Accruing loans which are 90 days past due:
Residential mortgage loans:
First mortgage loans	-	690
Home equity loans/lines	72	47
Total accruing loans which are 90 days past due	72	737
Total nonperforming loans	111,523	133,323

Real estate owned and other repossessed assets, net:
CRE	4,942	7,707
Residential:
First mortgage	7,334	6,852
Home equity	13	13
Total	12,289	14,572
Total nonperforming assets, net	$123,812	$147,895
Total nonperforming assets, net as a % of RJ Bank total assets	1.41%	1.64%

The table of nonperforming assets above excludes $12.4 million and $10.3 million as of December 31, 2011 and September 30, 2011, respectively, of residential TDRs which were returned to accrual status in accordance with our policy.

As of December 31, 2011 and September 30, 2011, RJ Bank had no outstanding commitments on nonperforming loans.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $1.3 million and $1.8 million for the three months ended December 31, 2011 and 2010, respectively.  The interest income recognized on nonperforming loans was $649,000 and $324,000 for the three months ended December 31, 2011 and 2010, respectively.

The following table presents an analysis of the payment status of loans held for investment:

	30-59 days	60-89 days	90 days or more	Total past due	Current	Total loans held for investment (1)
	(in thousands)
As of December 31, 2011:

C&I loans	$392	$-	$-	$392	$4,517,446	$4,517,838
CRE construction loans	-	-	-	-	6,240	6,240
CRE loans	-	-	11,156	11,156	814,312	825,468
Residential mortgage loans:
First mortgage loans	8,655	7,375	59,607	75,637	1,643,413	1,719,050
Home equity loans/lines	168	-	111	279	28,728	29,007
Consumer loans	-	-	-	-	9,087	9,087
Total loans held for investment, net	$9,215	$7,375	$70,874	$87,464	$7,019,226	$7,106,690

As of September 30, 2011:

C&I loans	$-	$-	$-	$-	$4,100,939	$4,100,939
CRE construction loans	-	-	-	-	29,087	29,087
CRE loans	-	-	5,053	5,053	737,836	742,889
Residential mortgage loans:
First mortgage loans	6,400	6,318	61,870	74,588	1,651,181	1,725,769
Home equity loans/lines	88	-	114	202	30,515	30,717
Consumer loans	-	-	-	-	7,438	7,438
Total loans held for investment, net	$6,488	$6,318	$67,037	$79,843	$6,556,996	$6,636,839

(1)	Excludes any net unearned income and deferred expenses.

The following table provides a summary of RJ Bank’s impaired loans:

	December 31, 2011			September 30, 2011
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$8,539	$12,576	$4,436	$25,685	$26,535	$8,478
CRE loans	6,122	6,130	1,545	6,122	6,131	1,014
Residential mortgage loans:
First mortgage loans	81,234	119,767	10,582	83,471	123,202	10,226
Home equity loans/lines	128	128	19	128	128	20
Total	96,023	138,601	16,582	115,406	155,996	19,738

Impaired loans without allowance for loan losses:(2)
CRE loans	9,704	20,648	-	9,720	20,648	-
Residential - first mortgage loans	7,197	11,119	-	6,553	10,158	-
Total	16,901	31,767	-	16,273	30,806	-
Total impaired loans	$112,924	$170,368	$16,582	$131,679	$186,802	$19,738

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The table above includes $8.5 million C&I, $4.7 million CRE, $25.2 million residential first mortgage and $128,000 residential home equity TDRs at December 31, 2011.  In addition, the table above includes $12 million C&I, $4.7 million CRE, $23.3 million residential first mortgage and $128,000 residential home equity TDRs at September 30, 2011.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended
	December 31, 2011	December 31, 2010
	(in thousands)
Average impaired loan balance:
C&I loans	$19,857	$-
CRE loans	15,825	47,075
Residential mortgage loans:
First mortgage loans	88,611	84,403	(1)
Home equity loans/lines	128	144
Total	$124,421	$131,622

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$421	$291	(1)
Home equity loans/lines	1	1
Total	$422	$292

(1)
In order to enhance the comparability of amounts presented, the December 31, 2010 amount includes nonaccrual loans, or related interest income, as applicable, for which a charge-off had been recorded. The amount originally reported for this period did not include such loans.

During the three months ended December 31, 2011 and 2010, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  The concessions granted for first mortgage residential loans were generally interest rate reductions and interest capitalization.  The table below presents the impact TDRs which occurred during the respective periods presented had on our condensed consolidated financial statements:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended December 31, 2011:
Residential – first mortgage loans	5	$2,215	$2,323

Three months ended December 31, 2010:
Residential – first mortgage loans	6	$3,178	$3,263

During the three months ended December 31, 2011, there was one residential first mortgage TDR with a recorded investment of $85,000 for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.  During the three months ended December 31, 2010, there were two residential first mortgage TDRs with a recorded investment of $844,000 for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

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

RJ Bank’s credit quality of its held for investment loan portfolio is as follows:

				Residential mortgage
	C&I	CRE construction	CRE	First mortgage	Home equity	Consumer	Total

	(in thousands)
As of December 31, 2011:
Pass	$4,310,903	$6,240	$658,992	$1,604,002	$28,615	$9,087	$6,617,839
Special mention (1)	123,454	-	91,518	25,755	170	-	240,897
Substandard (1)	74,942	-	70,289	89,293	222	-	234,746
Doubtful (1)	8,539	-	4,669	-	-	-	13,208
Total	$4,517,838	$6,240	$825,468	$1,719,050	$29,007	$9,087	$7,106,690

As of September 30, 2011:
Pass	$3,906,358	$29,087	$572,124	$1,607,327	$30,319	$7,438	$6,152,653
Special mention (1)	88,889	-	76,021	23,684	170	-	188,764
Substandard (1)	93,658	-	90,058	94,758	228	-	278,702
Doubtful (1)	12,034	-	4,686	-	-	-	16,720
Total	$4,100,939	$29,087	$742,889	$1,725,769	$30,717	$7,438	$6,636,839

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total

	(in thousands)
Three months ended December 31, 2011:
Balance at beginning of period:	$5	$81,267	$490	$30,752	$33,210	$20	$145,744
Provision for loan losses	(5)	5,968	(385)	(755)	2,599	34	7,456
Net charge-offs:
Charge-offs	-	(3,149)	-	-	(3,257)	(38)	(6,444)
Recoveries	-	-	-	430	312	5	747
Net charge-offs	-	(3,149)	-	430	(2,945)	(33)	(5,697)
Balance at December 31, 2011	$-	$84,086	$105	$30,427	$32,864	$21	$147,503

Three months ended December 31, 2010:
Balance at beginning of period:	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084
Provision for loan losses	25	(486)	(1,801)	7,184	6,344	(34)	11,232
Net charge-offs:
Charge-offs	-	-	-	(6,449)	(6,315)	-	(12,764)
Recoveries	-	-	-	100	372	-	472
Net charge-offs	-	-	-	(6,349)	(5,943)	-	(12,292)
Balance at December 31, 2010	$48	$59,978	$2,672	$48,606	$34,698	$22	$146,024

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total

	(in thousands)
December 31, 2011:
Allowance for loan losses:
Individually evaluated for impairment	$-	$4,436	$-	$1,545	$3,396	$-	$9,377
Collectively evaluated for impairment	-	79,650	105	28,882	29,468	21	138,126
Total allowance for loan losses	$-	$84,086	$105	$30,427	$32,864	$21	$147,503
Loan category as a % of total recorded investment	2%	63%	-	11%	24%	-	100%

Recorded investment:(1)
Individually evaluated for impairment	$-	$8,539	$-	$15,826	$25,357	$-	$49,722
Collectively evaluated for impairment	95,486	4,509,299	6,240	809,642	1,722,700	9,087	7,152,454
Total recorded investment	$95,486	$4,517,838	$6,240	$825,468	$1,748,057	$9,087	$7,202,176

September 30, 2011:
Allowance for loan losses:
Individually evaluated for impairment	$-	$8,478	$-	$1,014	$2,642	$-	$12,134
Collectively evaluated for impairment	5	72,789	490	29,738	30,568	20	133,610
Total allowance for loan losses	$5	$81,267	$490	$30,752	$33,210	$20	$145,744
Loan category as a % of total recorded investment	2%	61%	-	11%	26%	-	100%

Recorded investment:(1)
Individually evaluated for impairment	$-	$25,685	$-	$15,842	$23,453	$-	$64,980
Collectively evaluated for impairment	92,748	4,075,254	29,087	727,047	1,733,033	7,438	6,664,607
Total recorded investment	$92,748	$4,100,939	$29,087	$742,889	$1,756,486	$7,438	$6,729,587

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of either December 31, 2011 or September 30, 2011.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $9.7 million and $10.4 million at December 31, 2011 and September 30, 2011, respectively.

NOTE 7 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary.

We hold variable interests in the following VIE’s: Raymond James Employee Investment Funds I and II (the “EIF Funds”), a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”), certain low-income housing tax credit (“LIHTC”) funds (“LIHTC Funds”), various other partnerships and limited liability corporations (“LLCs”)  involving real estate (“Other Real Estate Limited Partnerships and LLCs”) and certain funds formed for the purpose of making and managing investments in securities of other entities (“Managed Funds”).

Refer to Note 1, pages 94 – 97 in our 2011 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding the determinations of whether we are deemed to be the primary beneficiary of any VIEs which we hold a variable interest.  As of December 31, 2011, there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of, VIEs as described in the 2011 Form 10-K referenced above.

Raymond James Tax Credit Funds, Inc., a wholly owned subsidiary of RJF (“RJTCF”), is the managing member or general partner in LIHTC Funds having one or more investor members or limited partners.  These LIHTC Funds are organized as limited partnerships or LLCs for the purpose of investing in a number of project partnerships, which are limited partnerships or LLCs that in turn purchase and develop low-income housing properties qualifying for tax credits.

VIEs where we are the primary beneficiary

Of the VIEs in which we hold an interest, we have determined that the EIF Funds, the Restricted Stock Trust Fund and certain LIHTC Funds require consolidation in our financial statements as we are deemed the primary beneficiary of those VIEs.  The aggregate assets and liabilities of the entities we consolidate are provided in the table below.

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
December 31, 2011:
LIHTC Funds	$253,006	$110,818
Guaranteed LIHTC fund(2)	87,022	985
Restricted Stock Trust Fund	15,214	10,826
EIF Funds	13,664	-
Total	$368,906	$122,629

September 30, 2011:
LIHTC Funds	$257,631	$121,908
Guaranteed LIHTC Fund(2)	87,811	10,424
Restricted Stock Trust Fund	8,099	4,630
EIF Funds	16,223	-
Total	$369,764	$136,962

(1)
Aggregate assets and aggregate liabilities differ from the consolidated carrying value of assets and liabilities due to the elimination of intercompany assets and liabilities held by the consolidated VIE.

(2)
In connection with one of the multi-investor tax credit funds in which RJTCF is the managing member, RJTCF has provided the investor members with a guaranteed return on their investment in the fund (the “Guaranteed LIHTC Fund”).

The following table presents information about the carrying value of the assets, liabilities and equity of the VIEs which we consolidate and are included within our Condensed Consolidated Statements of Financial Condition. The noncontrolling interests presented in this table represent the portion of these net assets which are not ours.
	December 31, 2011	September 30, 2011
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$16,550	$18,317
Receivables, other	5,410	11,288
Investments in real estate partnerships held by consolidated variable interest entities	316,498	320,384
Trust fund investment in RJF common stock (1)	15,214	8,099
Prepaid expenses and other assets	14,750	17,197
Total assets	$368,422	$375,285
Liabilities and equity:
Loans payable of consolidated variable interest entities (2)	$89,657	$99,982
Trade and other payables	4,589	5,353
Intercompany payables	8,425	6,904
Total liabilities	102,671	112,239
RJF Equity	6,063	5,537
Noncontrolling interests	259,688	257,509
Total equity	265,751	263,046
Total liabilities and equity	$368,422	$375,285

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net loss of the VIEs which we consolidate and are included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which are not ours.

	Three months ended December 31,
	2011	2010
	(in thousands)
Revenues:
Interest	$1	$-
Other	333	(69)
Total revenues	334	(69)
Interest expense	1,305	1,555
Net (expense) revenues	(971)	(1,624)

Non-interest expenses	4,931	3,671
Net loss including noncontrolling interests	(5,902)	(5,295)
Net loss attributable to noncontrolling interests	(6,428)	(5,003)
Net income (loss) attributable to RJF	$526	$(292)

Low-income housing tax credit funds

RJTCF is the managing member or general partner in approximately 76 separate low-income housing tax credit funds having one or more investor members or limited partners.   RJTCF has concluded that it is the primary beneficiary of 11 of the 75 non-guaranteed LIHTC Funds it has sponsored and, accordingly, consolidates these funds.  In addition, RJTCF consolidates the one Guaranteed LIHTC Fund it sponsors.  See Note 12 for further discussion of the guarantee obligation as well as other RJTCF commitments.

VIEs where we hold a variable interest but we are not the primary beneficiary

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but concluded we are not the primary beneficiary, are provided in the table below.

	December 31, 2011			September 30, 2011
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)

LIHTC Funds	$1,732,015	$633,206	$54,762	$1,582,764	$533,311	$37,733
Other Real Estate Limited Partnerships and LLCs	36,429	35,470	5,320	39,344	35,467	8,068
Total	$1,768,444	$668,676	$60,082	$1,622,108	$568,778	$45,801

VIEs where we hold a variable interest but we are not required to consolidate

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest are provided in the table below:

	December 31, 2011			September 30, 2011
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$12,532	$-	$782	$12,813	$-	$834

NOTE 8 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate:

	December 31, 2011		September 30, 2011
	Balance	Weighted- average rate (1)	Balance	Weighted- average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$4,986	0.01%	$4,183	0.01%
Demand deposits (non-interest-bearing)	25,990	-	21,663	-
Savings and money market accounts	7,397,364	0.04%	7,468,136	0.08%
Certificates of deposit	276,556	2.27%	245,340	2.37%
Total bank deposits(2)	$7,704,896	0.12%	$7,739,322	0.15%

(1)	Weighted-average rate calculation is based on the actual deposit balances at December 31, 2011 and September 30, 2011, respectively.

(2)	Bank deposits exclude affiliate deposits of approximately $3 million and $250 million at December 31, 2011 and September 30, 2011, respectively.

RJ Bank’s savings and money market accounts in the table above consist primarily of deposits that are cash balances swept from the investment accounts maintained at our wholly owned broker-dealer subsidiary Raymond James & Associates (“RJ&A”). These balances are held in Federal Deposit Insurance Corporation (“FDIC”) insured bank accounts through the Raymond James Bank Deposit Program (“RJBDP”) administered by RJ&A.

Scheduled maturities of certificates of deposit are as follows:

	December 31, 2011		September 30, 2011
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)

Three months or less	$7,555	$6,878	$7,403	$7,977
Over three through six months	7,745	7,528	6,408	6,153
Over six through twelve months	9,705	13,946	6,711	15,103
Over one through two years	18,336	22,485	19,567	19,862
Over two through three years	17,490	22,912	10,045	17,286
Over three through four years	24,878	35,903	29,136	36,271
Over four through five years	46,308	34,887	34,349	29,069
Total	$132,017	$144,539	$113,619	$131,721

Interest expense on deposits is summarized as follows:

	Three months ended December 31,
	2011	2010
	(in thousands)

Certificates of deposit	$1,488	$1,587
Money market, savings and NOW accounts(1)	755	1,830
Total interest expense on deposits	$2,243	$3,417

(1)	Excludes interest expense on affiliate deposits of $76 thousand for the three month period ended December 31, 2011.

NOTE 9 – OTHER BORROWINGS

As of December 31, 2011 and September 30, 2011, we had no borrowings outstanding on either secured or unsecured lines of credit, and RJ Bank had no advances outstanding from the Federal Home Loan Bank.

As of December 31, 2011, there were other collateralized financings outstanding in the amount of $184.1 million.  As of September 30, 2011, there were other collateralized financings outstanding in the amount of $188.8 million. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or for our own account.   The majority of our derivative positions are executed in the over-the-counter market with financial institutions. These positions are recorded at fair value with the related gain or loss and interest recorded in earnings within the Condensed Consolidated Statements of Income and Comprehensive Income.  The revenue related to the interest rate contracts includes realized and unrealized gains and losses on derivative instruments.  Cash flows related to these fixed income interest rate contracts are included as operating activities (the “trading instruments, net” line) on the Condensed Consolidated Statements of Cash Flows for the period.

We elect to net-by-counterparty the fair value of interest rate swap contracts entered into by our fixed income trading group.  Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all individual swap receivables and payables with each counterparty and, therefore, the fair value of those swap contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex allows parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  As we elect to net-by-counterparty the fair value of interest rate swap contracts, we also net-by-counterparty any collateral exchanged as part of the swap agreement.  This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions aggregates to a net liability of $30.2 million and $19 million at December 31, 2011 and September 30, 2011, respectively.  The cash collateral included in the net fair value of all open derivative liability positions aggregates to a net asset of $46.1 million and $37 million at December 31, 2011 and September 30, 2011, respectively.  Our maximum loss exposure under these interest rate swap contracts at December 31, 2011 is $39.5 million.

None of our derivatives are designated as fair value or cash flow hedges.

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

Asset derivatives
	December 31, 2011			September 30, 2011
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts	Trading instruments	$ 2,197,923	$ 129,394	Trading instruments	$ 2,248,150	$ 126,867

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

Liability derivatives
	December 31, 2011			September 30, 2011
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts	Trading instruments sold	$ 2,190,344	$ 114,982	Trading instruments sold	$ 1,722,820	$ 112,457

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

See the table below for the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Three months ended December 31,
	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	2011	2010
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts	Net trading (loss) profit	$ (177)	$ 2,514

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

NOTE 11 – INCOME TAXES

For further discussion of income tax matters, see Note 1, page 94, and Note 16, pages 126 – 128, in our 2011 Form 10-K.

As of December 31, 2011 and September 30, 2011, our liability for unrecognized tax benefits was $5 million and $4.7 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4 million and $3.8 million at December 31, 2011 and September 30, 2011, respectively.  We anticipate that the unrecognized tax benefits will not change significantly over the next twelve months.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of December 31, 2011 and September 30, 2011, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $1.4 million and $1.3 million, respectively.

Our effective tax rate of approximately 39.3% for the three month period ended December 31, 2011 is greater than the approximately 37.4% effective tax rate applicable to the prior year quarter.  The primary factors for this increase in our effective tax rate for the quarter ended December 31, 2011 were an increase in the average state tax rate component of this blended rate, and the effect of relatively consistent non-deductible expenses coupled with lower pre-tax earnings.

We file U. S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2011 for federal tax returns, fiscal year 2007 for state and local tax returns and fiscal year 2006 for foreign tax returns.  Our fiscal year 2011 transactions are currently being examined under the Internal Revenue Service (“IRS”) Compliance Assurance Program.  This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The fiscal year 2011 IRS audit and state audits in process are expected to be completed in fiscal year 2012.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

On June 30, 2011, RJ Bank announced that it entered into a definitive agreement to acquire substantially all of a foreign bank’s Canadian corporate loan portfolio.  As a result of this transaction RJ Bank organized a finance entity in Canada which will commence operations at the closing of this loan purchase.  This entity will allow RJ Bank to expand its corporate and commercial real estate lending activity.  This loan portfolio currently consists of approximately $505 million in loan commitments, of which approximately $440 million is outstanding.  The loan portfolio is highly diverse with loans across various industry sectors throughout Canada.  RJ Bank expects this transaction to close during February, 2012.

As of December 31, 2011, RJ Bank had not settled purchases of $61.1 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

RJ Bank has committed $2 million to a small business investment company which provides capital and long-term loans to small businesses.  As of December 31, 2011, we have invested $1.3 million of the committed amount and the distributions received have been insignificant.

See Note 16 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

In the normal course of business we enter into underwriting commitments. As of December 31, 2011, RJ&A had no open transactions involving such commitments.  Transactions involving such commitments of RJ Ltd. that were recorded and open at December 31, 2011 were approximately $2.4 million in Canadian dollars (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At December 31, 2011, we had client margin securities valued at $95.5 million pledged with a clearing organization to meet our requirement of $78 million.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting and/or retention purposes. These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us and, in most circumstances, require them to meet certain production requirements.  As of December 31, 2011 we had made commitments, to either prospects that have accepted our offer, or recently recruited producers, of approximately $20 million that have not yet been funded.

We have committed a total of $66.3 million, in amounts ranging from $200,000 to $5 million, to 48 different independent venture capital or private equity partnerships.  In addition, we have a commitment totaling $38.2 million to two additional private equity limited partnerships.  As of December 31, 2011, we have invested $72.4 million of the committed amounts and have received $54.4 million in distributions.  We also control the general partner in one internally sponsored private equity limited partnership to which we have committed and invested $6.5 million, and have received $5.2 million in distributions as of December 31, 2011.

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

RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At December 31, 2011, cash funded to invest in either loans or investments in project partnerships was $64.4 million.

At December 31, 2011, the approximate market values of collateral received that we can repledge were:

Sources of collateral
(in thousands)

Securities purchased under agreements to resell and other collateralized financings	$400,145
Securities received in securities borrowed vs. cash transactions	236,026
Collateral received for margin loans	1,229,173
Other	6,513
Total	$1,871,857

Certain collateral was repledged. At December 31, 2011, the approximate market values of this portion of collateral and financial instruments that we own and pledged were:

Uses of collateral and trading securities
(in thousands)

Securities sold under agreements to repurchase	$197,679
Securities delivered in securities loaned vs. cash transactions	660,946
Collateral used for cash loans	16,603
Collateral used for deposits at clearing organizations	127,329
Total	$1,002,557

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

See Note 19 for a discussion of a significant commitment made subsequent to December 31, 2011.

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At December 31, 2011, the current exposure under these guarantees was $14.9 million, which were underwritten as part of the larger corporate credit relationship.  The outstanding interest rate swaps at December 31, 2011 have maturities ranging from July 2012 through October 2016.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of December 31, 2011.  The estimated total potential exposure under these guarantees is $17.9 million at December 31, 2011.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 10 for additional information regarding our interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At December 31, 2011, there were no outstanding performance guarantees in Argentina.

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

RJF guarantees the existing mortgage debt of RJ&A of approximately $51.9 million.

RJTCF issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $1.3 million as of December 31, 2011.

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the performance guarantees, the circumstances resulting in a payment to third parties depend upon the quantity and timing of the qualification of tax credits by the underlying projects within Fund 34.  Based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any refunds will be paid to any of these third parties under these performance guarantees.  The maximum exposure to loss represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $44 million as of December 31, 2011.  Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next ten years, RJTCF is obligated to provide the investor with a specified return.  A $41.6 million financing asset is included in prepaid expenses and other assets, and a related $41.8 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of December 31, 2011. The maximum exposure to loss under this guarantee represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $49.9 million at December 31, 2011.

Legal matter contingencies

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 1, page 93, of our 2011 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.  As of December 31, 2011, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $10 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

NOTE 13 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended December 31,
	2011	2010
	(in thousands)
Interest income:
Margin balances	$13,702	$12,759
Assets segregated pursuant to regulations and other segregated assets	2,198	1,986
Bank loans, net of unearned income	72,022	74,204
Available for sale securities	2,087	3,556
Trading instruments	4,079	5,328
Stock borrow	2,388	1,596
Interest income of consolidated VIEs	1	-
Other	5,619	4,957
Total interest income	102,096	104,386
Interest expense:
Brokerage client liabilities	609	895
Retail bank deposits	2,243	3,417
Stock loan	460	509
Borrowed funds	970	1,370
Senior notes	9,307	6,523
Interest expense of consolidated VIEs	1,305	1,555
Other	1,146	2,235
Total interest expense	16,040	16,504
Net interest income	86,056	87,882
Less: provision for loan losses	(7,456)	(11,232)
Net interest income after provision for loan losses	$78,600	$76,650

NOTE 14 – SHARE-BASED COMPENSATION

At December 31, 2011 we had multiple share-based compensation plans for our employees, Board of Directors and non-employees.  In our 2011 Form 10-K, our share-based compensation accounting policies are described in Note 1, page 94.  Other information relating to the employee and Board of Director share-based compensation plans are outlined in Note 20, pages 132 – 136, while Note 21, pages 136 – 139, discusses our non-employee share-based plans.  For purposes of this report, we have combined our presentation of both our employee and Board of Director share-based compensation plans with our non-employee share-based compensation plans, both of which are described below.

Fixed stock option plans

Expense and income tax benefits related to our stock option compensation plans available for grants to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended December 31,
	2011	2010
	(in thousands)

Total share-based expense	$3,555	$5,125
Income tax benefits related to share-based expense	489	982

For the three months ended December 31, 2011, we realized $62,000 of tax benefit deficiency related to our stock option awards.  During the three months ended December 31, 2011, we granted 1,263,600 stock options to employees and 46,900 stock options to our independent contractor financial advisors. During the three months ended December 31, 2011, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2011 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)

Employees and directors	$20,428	3.5
Independent contractor financial advisors	809	3.5

The weighted-average grant-date fair value of stock option awards granted to employees for the three months ended December 31, 2011 is $8.85.

The fair value of each option grant awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model.  The weighted-average fair value for unvested options granted to independent contractor financial advisors as of December 31, 2011 is $10.83.

Restricted stock plan

During the three months ended December 31, 2011, we granted 1,038,636 restricted stock units to employees.  No restricted stock units were granted to outside directors.  There were 2,586 shares of restricted stock units granted to independent contractor financial advisors during the three months ended December 31, 2011.  Restricted stock grants under the 2005 Restricted Stock Plan are limited to 2,000,000 shares per fiscal year.

Expense and income tax benefits related to our restricted stock plans available for grants to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended December 31,
	2011	2010
	(in thousands)

Total share-based expense	$6,573	$5,111
Income tax benefits related to share-based expense	2,498	1,919

For the three months ended December 31, 2011, we realized $192,000 of excess tax benefits related to our restricted stock awards.

Unrecognized pre-tax expense for restricted stock shares and restricted stock units granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2011 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)

Employees and directors	$63,517	3.7
Independent contractor financial advisors	1,185	2.0

The weighted-average grant-date fair value of restricted stock share and unit awards granted to employees and outside directors for the three months ended December 31, 2011 is $27.49.

The fair value of each restricted stock share awarded to our independent contractor financial advisors is valued on the date of grant and periodically revalued at the current stock price.  The weighted-average fair value for unvested restricted stock awards granted to independent contractor financial advisors as of December 31, 2011 is $30.96.

Stock bonus plan

During the three months ended December 31, 2011, we granted 578,746 restricted stock units to employees as part of our stock bonus plan.  Restricted stock units granted under the 2007 stock bonus plan are limited to 750,000 shares per fiscal year.

Expense and income tax benefits related to our stock plan available for grants to employees are presented below:

	Three months ended December 31,
	2011	2010
	(in thousands)

Total share-based expense	$6,949	$5,342
Income tax benefits related to share-based expense	2,641	2,006

For the three months ended December 31, 2011, we realized $970,000 of excess tax benefits related to our stock bonus awards.

Unrecognized pre-tax expense for share-based awards granted to employees, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of December 31, 2011 is $18.8 million and 2.4 years, respectively.  The weighted-average grant-date fair value of restricted stock share and unit awards granted to employees for the three months ended December 31, 2011 is $29.42.

NOTE 15 – REGULATIONS AND CAPITAL REQUIREMENTS

For a discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 22, pages 139 – 141, of our 2011 Form 10-K.

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	December 31, 2011	September 30, 2011
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	23.79%	27.02%
Net capital	$362,446	$409,869
Less: required net capital	(30,477)	(30,340)
Excess net capital	$331,969	$379,529

The net capital position of our wholly owned broker-dealer subsidiary Raymond James Financial Services, Inc. is as follows:

	December 31, 2011	September 30, 2011
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$16,418	$17,829
Less: required net capital	(250)	(250)
Excess net capital	$16,168	$17,579

The risk adjusted capital of our wholly owned broker-dealer subsidiary RJ Ltd., which is headquartered in Canada, is as follows (in Canadian dollars):

	December 31, 2011	September 30, 2011
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$69,550	$70,855
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$69,300	$70,605

At December 31, 2011, our other active domestic and international broker-dealers are in compliance with and met all net capital requirements.

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2011:
Total capital (to risk-weighted assets)	$1,106,116	14.3%	$619,988	8.0%	$774,986	10.0%
Tier I capital (to risk-weighted assets)	1,008,618	13.0%	309,994	4.0%	464,991	6.0%
Tier I capital (to adjusted assets)	1,008,618	11.4%	353,041	4.0%	441,301	5.0%

As of September 30, 2011:
Total capital (to risk-weighted assets)	$1,018,858	13.7%	$595,165	8.0%	$743,956	10.0%
Tier I capital (to risk-weighted assets)	925,212	12.4%	297,582	4.0%	446,374	6.0%
Tier I capital (to adjusted assets)	925,212	10.3%	360,961	4.0%	451,202	5.0%

RJ Bank calculates the Total Capital and Tier I Capital ratios in order to assess its compliance with both regulatory requirements and its internal capital policy in addition to providing a measure of underutilized capital should these ratios become excessive.  Capital levels are continually monitored to assess RJ Bank’s capital position.

The increase in the Total Capital (to risk-weighted assets) ratio and the Tier I Capital (to adjusted assets) ratios at December 31, 2011 compared to September 30, 2011 were primarily due to earnings and $50 million of capital contributions received from RJF during the three month period ended December 31, 2011.

NOTE 16 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

For a discussion of our financial instruments with off-balance sheet risk, see Note 23, pages 141 – 143, of our 2011 Form 10-K.

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

December 31, 2011
(in thousands)
Standby letters of credit	$200,034
Open end consumer lines of credit	35,986
Commercial lines of credit	1,789,445
Unfunded loan commitments - variable rate	$68,496

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of our actual future credit exposure or future liquidity requirements. We maintain a reserve to provide for potential losses related to the unfunded lending commitments. See Note 6 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of December 31, 2011, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $3.1 million and CDN $1.9 million, respectively.

NOTE 17 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended December 31,
	2011	2010
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$67,325	$81,723
Less allocation of earnings and dividends to participating securities (1)	(1,722)	(2,885)
Net income attributable to RJF common shareholders	$65,603	$78,838

Income for diluted earnings per common share:
Net income attributable to RJF	$67,325	$81,723
Less allocation of earnings and dividends to participating securities (1)	(1,717)	(2,878)
Net income attributable to RJF common shareholders	$65,608	$78,845

Common shares:
Average common shares in basic computation	123,225	121,155
Dilutive effect of outstanding stock options and certain restricted stock units	487	379
Average common shares used in diluted computation	123,712	121,534

Earnings per common share:
Basic	$0.53	$0.65
Diluted	$0.53	$0.65
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	3,645	3,652

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 3.2 million and 4.5 million for the three months ended December 31, 2011 and 2010, respectively.  Dividends paid to participating securities amounted to $420,000 and $469,000 for the three months ended December 31, 2011 and 2010, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended December 31,
	2011	2010

Dividends per common share - declared	$0.13	$0.13
Dividends per common share - paid	$0.13	$0.11

NOTE 18 – SEGMENT ANALYSIS

We currently operate through the following eight business segments: “Private Client Group;” “Capital Markets;” “Asset Management;” RJ Bank; “Emerging Markets;” “Securities Lending;” “Proprietary Capital” and various corporate activities combined in the “Other” segment.  The business segments are based upon factors such as the services provided and the distribution channels served and are consistent with how we assess performance and determine how to allocate our resources throughout our subsidiaries. For a further discussion of our business segments, see Note 25, pages 144 – 146, of our 2011 Form 10-K.

Information concerning operations in these segments of business is as follows:

	Three months ended December 31,
	2011	2010
	(in thousands)
Revenues:
Private Client Group	$528,618	$519,431
Capital Markets	136,165	173,026
Asset Management	56,795	55,587
RJ Bank	77,416	77,441
Emerging Markets	4,652	8,589
Securities Lending	2,442	1,750
Proprietary Capital	473	670
Other	2,661	3,403
Intersegment eliminations	(10,405)	(9,564)
Total revenues	$798,817	$830,333

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$49,408	$55,740
Capital Markets	10,001	24,646
Asset Management	15,813	15,594
RJ Bank	53,003	46,464
Emerging Markets	(2,549)	321
Securities Lending	1,206	524
Proprietary Capital	(65)	(142)
Other	(15,966)	(12,633)
Pre-tax income excluding noncontrolling interests	110,851	130,514
Add: net income (loss) attributable to noncontrolling interests	(6,203)	(3,768)
Income including noncontrolling interests and before provision for income taxes	$104,648	$126,746

Net interest income (expense):
Private Client Group	$17,519	$15,589
Capital Markets	1,197	1,517
Asset Management	16	28
RJ Bank	72,729	74,353
Emerging Markets	108	134
Securities Lending	1,928	1,087
Proprietary Capital	151	200
Other	(7,592)	(5,026)
Net interest income	$86,056	$87,882

The following table presents our total assets on a segment basis:

	December 31, 2011	September 30, 2011
	(in thousands)
Total assets:
Private Client Group (1)	$5,681,340	$5,581,214
Capital Markets (2)	1,531,064	1,478,974
Asset Management	61,965	61,793
RJ Bank	8,791,526	8,741,975
Emerging Markets	76,500	74,362
Securities Lending	686,073	817,770
Proprietary Capital	170,512	176,919
Other	892,586	1,073,988
Total	$17,891,566	$18,006,995

(1)	Includes $48 million of goodwill.

(2)	Includes $24 million of goodwill.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended December 31,
	2011	2010
	(in thousands)
Revenues:
United States	$711,921	$711,822
Canada	62,810	91,276
Europe	18,542	18,149
Other	5,544	9,086
Total	$798,817	$830,333

Pre-tax income excluding noncontrolling interests:
United States	$110,372	$116,774
Canada	3,039	12,546
Europe	47	566
Other	(2,607)	628
Total	$110,851	$130,514

Our total assets, classified by major geographic area in which they are held, are presented below:

	December 31, 2011	September 30, 2011
	(in thousands)
Total assets:
United States (1)	$16,451,085	$16,456,892
Canada(2)	1,330,200	1,436,505
Europe(3)	45,224	50,666
Other	65,057	62,932
Total	$17,891,566	$18,006,995

(1)	Includes $32 million of goodwill.

(2)	Includes $33 million of goodwill.

(3)	Includes $7 million of goodwill.

NOTE 19 – SUBSEQUENT EVENTS

On January 11, 2012, RJF entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) to acquire all of the issued and outstanding shares of Morgan Keegan & Company, Inc. and MK Holding, Inc. and certain of its related affiliates (“Morgan Keegan”) from Regions Financial Corporation (“Regions”).  This acquisition will expand both our private client wealth management and our capital markets businesses.

Under the terms of the Stock Purchase Agreement, Regions will receive $930 million in cash from RJF on the closing date, in exchange for the Morgan Keegan shares. This purchase price represents a $230 million premium over the anticipated $700 million tangible book value at closing.  The purchase price will be adjusted on a dollar-for-dollar basis, to the extent that the tangible book value of Morgan Keegan at closing is not $700 million.  Further, the purchase price is subject to downward adjustment if certain revenue retention hurdles are not met within 90-days post-closing.  RJF anticipates providing approximately $160-215 million in the form of either cash or restricted stock units to certain key Morgan Keegan revenue producers as part of an employee retention program.  Concurrent with the execution of the Stock Purchase Agreement, RJF executed employment agreements with certain key members of the Morgan Keegan management team.  In addition to customary indemnity for breach of representations and warranties and covenants, the Stock Purchase Agreement also provides that Regions will indemnify RJF for losses incurred in connection with any litigation or similar matter relating to pre-closing actions. Certain indemnifiable losses are subject to an annual $2 million deductible for three years.

On January 11, 2012, J.P. Morgan Chase entered into a commitment letter to provide RJF with a $900 million bridge financing facility to provide financing of the purchase price.  Subject to market conditions, RJF anticipates the facility will be replaced or refinanced by the issuance of $300 million of equity followed by $600 million of long-term notes.

This acquisition transaction is subject to certain regulatory approvals and is expected to close on or around April 1, 2012.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying unaudited notes to the condensed consolidated financial statements.  Where “NM” is used in various percentage change computations, the computed percentage change has been determined not to be meaningful.

Factors Affecting “Forward-Looking Statements”

From time to time, Raymond James Financial, Inc. (“RJF”), together with its subsidiaries hereinafter collectively referred to as “our,” “we” or “us,” may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at our wholly owned bank subsidiary Raymond James Bank, FSB (effective February 1, 2012, Raymond James Bank, N.A.) (“RJ Bank”), projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, and other matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I included in our Annual Report on Form 10-K for the year ended September 30, 2011, as filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “2011 Form 10-K”) and in Item 1A of Part II of this report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements.

Executive Overview

Results in the investment businesses in which we operate are highly correlated to the general overall strength of economic conditions and, more specifically, to the direction of the U.S. equity markets.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by investors, including their level of participation in the financial markets.  They also impact the level of underwriting activity, trading profits and asset valuations.  In turn, these decisions affect our business results.

Quarter ended December 31, 2011 compared with the quarter ended December 31, 2010

In what were unsettled and challenging market conditions during the quarter, most of our businesses performed relatively well.  Our net revenues of $783 million represented a 4% decrease compared to both the preceding quarter and the prior year quarter.  Two percent revenue increases in both our Private Client Group and Asset Management segments over the prior year were more than offset by decreases in our Capital Markets and Emerging Markets segments.  Non-interest expenses decreased $9 million, or 1%, from the prior year quarter primarily due to a $10 million, or 2%, decrease in compensation costs resulting from lower commissions expenses and other revenue and profit-driven compensation, net of increased salary expense.  In addition, there was a $4 million, or 34%, decrease in the bank loan loss provision, which was more than offset by increases in certain communications and information processing and business development expenses.

Our pre-tax income decreased $20 million, or 15%, as compared to the prior year quarter.  We generated net income of over $67 million in the current quarter, a $14 million, or 18%, decrease as compared to the prior year quarter.

As compared to the prior year quarter, our financial results were most significantly impacted by:

•
A $15 million, or 59%, decrease in the pre-tax income of our Capital Markets segment.  Investment banking revenues in the current quarter decreased significantly over the strong prior year quarter.  Results were also significantly impacted by decreases in both equity and fixed income institutional sales commissions resulting from this quarter’s less favorable financial markets.

•
A $7 million, or 14%, increase in the pre-tax income generated by RJ Bank.  This increase primarily resulted from a lower loan loss provision resulting from improved credit quality as compared to the prior year, as well as an increase in net revenues.

•
A $6 million, or 11%, decrease in the pre-tax income of our Private Client Group segment.  Net revenues increased by 2%, including an increase in the portion which we consider being recurring, but this increase was more than offset by a decrease in net interest earnings and increases in non-interest expenses.

•
A $3 million decrease in the pre-tax income of our Emerging Markets segment.  Net revenues in this segment decreased by 46%, in part due to the volatility in the global markets as well as a decrease in investment banking revenues.

•
Our Asset Management segment generated $16 million of pre-tax income, approximating the prior year level.  Assets under management increased in comparison to levels at both the prior year end and the preceding quarter end.  Net inflows of client assets more than exceeded the decrease in market values as compared to the prior year quarter end.

•
Our effective tax rate increased to 39.3% from the rate applicable in the prior year quarter of 37.4%, primarily resulting from an increase in the average state tax rate component of this blended rate, and the effect of relatively consistent non-deductible expenses coupled with lower pre-tax earnings.

On January 11, 2012, we entered into a definitive stock purchase agreement to acquire all of the issued and outstanding shares of Morgan Keegan & Company, Inc. and MK Holding, Inc. and its related affiliates (“Morgan Keegan”) from Regions Financial Corporation (“Regions”).  This acquisition will expand both our private client wealth management and our capital markets businesses.  Morgan Keegan offers a strong private client business, one of the industry’s top fixed income groups, and a significant equity capital markets division. Headquartered in Memphis with 57 full-service offices in 20 states, the company has 3,100 employees and more than 1,200 total financial advisors. While an addition of this size is a departure from our focus on organic growth supplemented by individual hires and small acquisitions, it is not a departure from our overall strategy. We have used strategic mergers to grow throughout our history when the timing and pricing are right and, most importantly, when there is a strong cultural fit and clear path for integration.  With the addition of Morgan Keegan, we will be one of the country’s largest wealth management and investment banking firms not headquartered on Wall Street, affording us even greater ability to support our financial advisors and retail and institutional clients.  The acquisition is subject to certain regulatory approvals and is expected to close on or about April 1, 2012.

Based on our review of the Dodd-Frank Act, and because of the nature of our businesses and our business practices, we presently do not expect the legislation to have a significant impact on our operations. However, because many of the regulations will result from further studies and are yet to be adopted by various regulatory agencies, the impact on our businesses remains uncertain.

During January 2012, RJF’s application to become a bank holding company and a financial holding company was approved by the Board of Governors of the Federal Reserve System (the “FRB”) and RJ Bank’s conversion to a national bank was approved by the Office of the Comptroller of the Currency (“OCC”).  These changes became effective February 1, 2012.  This status better represents the way RJ Bank has been conducting its business.

Segments

We currently operate through the following eight business segments: Private Client Group (“PCG”); “Capital Markets;” “Asset Management;” RJ Bank; “Emerging Markets;” “Securities Lending;” “Proprietary Capital” and certain corporate activities combined in the “Other” segment.

The following table presents our consolidated and segment gross revenues and pre-tax income excluding noncontrolling interests for the periods indicated:

	Three months ended December 31,
	2011	2010	% change
	($ in thousands)
Total company
Revenues	$798,817	$830,333	(4)%
Pre-tax income excluding noncontrolling interests	110,851	130,514	(15)%

PCG
Revenues	528,618	519,431	2%
Pre-tax income	49,408	55,740	(11)%

Capital Markets
Revenues	136,165	173,026	(21)%
Pre-tax income	10,001	24,646	(59)%

Asset Management
Revenues	56,795	55,587	2%
Pre-tax income	15,813	15,594	1%

RJ Bank
Revenues	77,416	77,441	-
Pre-tax income	53,003	46,464	14%

Emerging Markets
Revenues	4,652	8,589	(46)%
Pre-tax (loss) income	(2,549)	321	(894)%

Securities Lending
Revenues	2,442	1,750	40%
Pre-tax income	1,206	524	130%

Proprietary Capital
Revenues	473	670	(29)%
Pre-tax loss	(65)	(142)	54%

Other
Revenues	2,661	3,403	(22)%
Pre-tax loss	(15,966)	(12,633)	(26)%

Intersegment eliminations
Revenues	(10,405)	(9,564)	(9)%

Net interest analysis

We have certain assets and liabilities, not only held in our RJ Bank segment but also held in our PCG and Capital Markets segments, which are subject to changes in interest rates; these changes in interest rates have an impact on our overall financial performance. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, an increase in short-term interest rates would result in an overall increase in our net earnings (we currently have more assets than liabilities with a yield that would be affected by a change in short-term interest rates).  A gradual increase in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments. The amount of benefit would be dependent upon a variety of factors including, but not limited to, the change in balances, the rapidity and magnitude of the increase in rates, and the interest rates paid on client cash balances.

Quarter ended December 31, 2011 compared with the quarter ended December 31, 2010 – Net Interest Analysis

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Three months ended December 31,
	2011			2010
	Average balance	Interest inc./exp.	Average yield/cost	Average balance	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,525,989	$13,702	3.56%	$1,467,233	$12,759	3.45%
Assets segregated pursuant to regulations and other segregated assets	3,264,651	2,198	0.27%	1,778,326	1,986	0.44%
Bank loans, net of unearned income (1)	6,930,795	72,022	4.09%	6,174,819	74,204	4.43%
Available for sale securities	538,299	2,087	1.54%	454,091	3,556	3.13%
Trading instruments		4,079			5,328
Stock borrow		2,388			1,596
Interest-earning assets of consolidated variable interest entities		1			-
Other		5,619			4,957
Total interest income		$102,096			$104,386

Interest-bearing liabilities:
Brokerage client liabilities	$4,485,098	$609	0.05%	$2,994,490	$895	0.12%
Bank deposits (1)	7,897,328	2,243	0.11%	6,544,998	3,417	0.20%
Stock loan		460			509
Borrowed funds		970			1,370
Senior notes	550,227	9,307	6.62%	299,956	6,523	8.60%
Loans payable of consolidated variable interest entities		1,305			1,555
Other		1,146			2,235
Total interest expense		16,040			16,504
Net interest income		$86,056			$87,882

(1)	See Results of Operations – RJ Bank in this MD&A for further information.

Net interest income decreased $1.8 million, or 2%, as compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment increased $1.9 million, or 12%, resulting primarily from increased client margin balances coupled with higher net interest spreads earned as compared to the prior year.

Partially offsetting the increase in net interest income in the PCG segment, RJ Bank’s net interest income decreased $1.6 million, or 2%.  RJ Bank’s net interest income in the prior year period included a $6 million correction of an accumulated interest income understatement of prior periods related to purchased residential loan pools. Excluding the impact of this correction recorded in the prior year period, RJ Bank’s net interest income increased $5 million over the comparable prior year period primarily as a result of an increase in average loans outstanding being partially offset by a decrease in the average loan portfolio yield.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio decreased as compared to the prior year as a result of the Auction Rate Securities (“ARS”) we repurchased primarily during the quarter ended September 30, 2011 (refer to Item 3 on page 27 of our 2011 Form 10-K for a discussion of this ARS repurchase) which have a substantially lower weighted-average yield than the rest of the securities in this portfolio (see Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our available for sale securities).

Interest expense on senior notes increased as compared to the prior year as a result of our April, 2011 sale of $250 million of 4.25% senior notes, due April 2016.  This issuance reduced our average cost associated with senior notes from the prior year level.

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended December 31,
	2011	% change	2010
	($ in thousands)
Revenues:
Securities commissions and fees	$432,703	-	$430,931
Interest	19,444	7%	18,231
Account and service fees:
Client account and service fees	31,411	(2)%	31,948
Mutual fund and annuity service fees	31,993	31%	24,510
Client transaction fees	6,855	(26)%	9,312
Correspondent clearing fees	707	(24)%	935
Account and service fees – all other	45	7%	42
Sub-total account and service fees	71,011	6%	66,747
Other	5,460	55%	3,522
Total revenues	528,618	2%	519,431

Interest expense	1,925	(27)%	2,642
Net revenues	526,693	2%	516,789

Non-interest expenses:
Sales commissions	319,037	1%	314,939
Admin & incentive compensation and benefit costs	88,632	8%	81,870
Communications and information processing	19,798	27%	15,546
Occupancy and equipment	17,698	(6)%	18,783
Business development	13,789	-	13,806
Clearance and other	18,331	13%	16,177
Total non-interest expenses	477,285	4%	461,121
Income before taxes and including noncontrolling interests	49,408	(11)%	55,668
Noncontrolling interests	-		(72)
Pre-tax income excluding noncontrolling interests	$49,408	(11)%	$55,740
Margin on net revenues	9.4%		10.8%

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

Revenues of the PCG segment are correlated with total client assets under administration as well as the overall U.S. equities markets.  As of December 31, 2011, total client assets under administration amounted to $270 billion, an increase of 5.5% over the preceding quarter end and up 3% over the December 31, 2010 total.

The following table presents the number of PCG financial advisors and investment advisor representatives as of the dates indicated:

	Employee	Independent contractors	Investment advisor representatives(1)	December 31, 2011 Total	December 31, 2010 Total
Private Client Group:
Raymond James & Associates (“RJ&A”)	1,313	-	-	1,313	1,273
Raymond James Financial Services, Inc. (“RJFS”)	-	3,182	246	3,428	3,489
Raymond James Limited (“RJ Ltd.”)	201	253	-	454	442
Raymond James Investment Services Limited (“RJIS”)	-	61	100	161	149
Total financial advisors and investment advisor representatives	1,514	3,496	346	5,356	5,353

	Employee	Independent contractors	Investment advisor representatives(1)	September 30, 2011 Total
Private Client Group:
RJ&A	1,311	-	-	1,311
RJFS	-	3,193	237	3,430
RJ Ltd.	198	254	-	452
RJIS	-	61	96	157
Total financial advisors and investment advisor representatives	1,509	3,508	333	5,350

(1)	Investment advisor representatives with custody only relationships.

Quarter ended December 31, 2011 compared with the quarter ended December 31, 2010 – Private Client Group

PCG pre-tax results decreased $6 million, or 11%, as compared to the prior year.

Net revenues increased $10 million, or 2%.  PCG’s pre-tax margin decreased to 9.4% of net revenues compared to the prior year’s 10.8%.

Securities commissions and fees approximated the prior year level, reflecting only a modest $2 million improvement.  Equity market conditions were not as strong as those in the prior year quarter.  This was offset by higher client asset balances and a slight increase in the total number of financial advisors.  Commissions generated from equity, fixed income and mutual fund products each declined as compared to the prior year quarter; however, a significant increase in asset-based fees as well as commissions on insurance and annuity products offset those decreases.

Mutual fund and annuity service fees increased $7 million, or 31%, primarily as a result of an increase in mutual fund networking, omnibus, and education and marketing fees, all of which are earned from mutual fund and insurance companies whose products we distribute.  During the past year, we have been implementing a change in the data sharing arrangements with many mutual fund companies from networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  The largest portion of this conversion occurred midway through the prior fiscal year.

Client transaction fees decreased $2 million, or 26%, primarily as a result of certain mutual fund relationships converting over the past year to a no-transaction fee program.  Under this program, we receive increased fees from mutual fund companies which are included within mutual fund and annuity service fee revenue described above, but our clients no longer pay us transaction fees on mutual fund trades within certain of our managed programs.

While total segment revenues increased 2%, the portion that we consider to be recurring increased to 64% as compared to the 61% average for the prior fiscal year.  Assets in fee-based accounts at December 31, 2011 increased 10% to $75 billion as compared to $68 billion at December 31, 2010, and $68 billion at September 30, 2011.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds, variable annuities and insurance products, mutual fund service fees and interest.

PCG interest revenues increased by $1 million, or 7%, resulting from an increase in client margin balances and a slight increase in the interest rate earned on client margin balances.  Interest earned on customer reserve (segregated assets) balances increased due to an increase in balances, which more than offset a decrease in interest rates earned on such balances as compared to the prior year.

Sales commission expense increased by $4 million, or 1%, generally consistent with the slight increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $7 million, or 8%. The increase primarily results from increases in salaries and benefits due to increased headcount and annual salary increases.  Communications and information processing expense increased $4 million, or 27%, due to increases in certain computer software development costs and increases in other costs resulting from the additional reporting requirements we have under omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above).

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended December 31,
	2011	% change	2010
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$49,357	(28)%	$68,089
Fixed income	31,512	(12)%	35,652
Underwriting fees	14,475	(60)%	35,870
Tax credit funds syndication fees	4,475	7%	4,195
Mergers & acquisitions fees	18,431	9%	16,895
Private placement fees	1,918	1270%	140
Trading profits	7,133	71%	4,169
Interest	4,347	(21)%	5,497
Other	4,517	79%	2,519
Total revenues	136,165	(21)%	173,026

Interest expense	3,150	(21)%	3,980
Net revenues	133,015	(21)%	169,046

Non-interest expenses:
Sales commissions	27,988	(26)%	37,670
Admin & incentive compensation and benefit costs	67,868	(15)%	79,754
Communications and information processing	12,031	16%	10,362
Occupancy and equipment	6,082	16%	5,242
Business development	8,240	6%	7,740
Clearance and other	7,613	(13)%	8,725
Total non-interest expenses	129,822	(13)%	149,493
Income before taxes and including noncontrolling interests	3,193	(84)%	19,553
Noncontrolling interests	(6,808)		(5,093)
Pre-tax income excluding noncontrolling interests	$10,001	(59)%	$24,646

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

Quarter ended December 31, 2011 compared with the quarter ended December 31, 2010 – Capital Markets

Pre-tax income in the Capital Markets segment decreased nearly $15 million, or 59%, as compared to the prior year.

Net revenues decreased by $36 million, or 21%, primarily resulting from a $21 million, or 60%, reduction in underwriting fees, a $19 million, or 28%, decrease in institutional equity sales commissions, and a $4 million, or 12%, decrease in institutional fixed income sales commissions, which were partially offset by increases in trading profits of $3 million, or 71%, merger and acquisition fees of $2 million, or 9%, and private placement fees of $2 million.  Lingering concerns over the European debt crisis and the U.S. economy, as well as the continued low interest rate environment, negatively impacted the markets for the better part of the current quarter, resulting in lower equity and fixed income institutional sales commissions and fewer public offerings.  The number of lead managed underwritings during the current quarter decreased 25% in our U.S. operations and 57% in our Canadian operations.  The number of co-managed underwritings decreased 39% in both our U.S. and our Canadian operations.

The current quarter trading profits are improved over both the September, 2011 quarter and the prior year quarter, led primarily by municipal fixed income products.  Increased demand and a decrease in supply of municipal bonds in the market resulted in strong trading gains in the current period.

Non-interest expenses were $20 million, or 13%, lower than the prior year.  Incentive compensation expense decreased $20 million, or 39%, the result of variable compensation decreases due to a $5 million greater reversal of prior year bonus accruals than were made last year and variable compensation decreases due to lower revenues and profitability in the segment in the current quarter.  Sales commission expense decreased $10 million, or 26%, which is correlated with the 22% decrease in total institutional sales commission revenues.  Salary and benefits expense increased $7.5 million, or 25%, due to our investment in additional personnel.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds, which also impacts other revenue, interest expense, and other expenses within this segment (see Note 7 of the Notes to Condensed Consolidated Financial Statements for further details) as well as the impact of our consolidation of Raymond James European Securities, Inc. (“RJES”), and reflects the portion of these consolidated entities which we do not own.

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended December 31,
	2011	% change	2010
	($ in thousands)
Revenues:
Investment advisory fees	$47,517	3%	$45,922
Other	9,278	(4)%	9,665
Total revenues	56,795	2%	55,587

Expenses:
Administrative and incentive compensation and benefit costs	19,985	3%	19,492
Communications and information processing	3,802	2%	3,710
Occupancy and equipment	921	(9)%	1,009
Business development	1,880	1%	1,857
Investment sub-advisory fees	6,172	(3)%	6,383
Other	7,766	20%	6,466
Total expenses	40,526	4%	38,917
Income before taxes and including noncontrolling interests	16,269	(2)%	16,670
Noncontrolling interests	456		1,076
Pre-tax income excluding noncontrolling interests	$15,813	1%	$15,594

The following table presents assets under management and the non-managed fee-based assets that significantly impact segment results at the dates indicated:

	December 31, 2011	September 30, 2011	December 31, 2010	September 30, 2010
	(in millions)
Assets under management:
Eagle Asset Management, Inc.	$17,828	$16,092	$17,546	$15,567
Raymond James Consulting Services	8,634	8,356	8,791	8,458
Unified Managed Accounts	2,054	1,677	978	735
Freedom Accounts & other managed programs	10,115	9,523	9,628	8,791
Total assets under management	38,631	35,648	36,943	33,551

Less: Assets managed for affiliated entities	(3,703)	(3,579)	(3,580)	(3,544)
Net assets under management	$34,928	$32,069	$33,363	$30,007

Non-managed fee-based assets:
Passport	$25,371	$24,008	$24,006	$22,708
Ambassador	14,573	13,555	11,655	10,479
Other non-managed fee-based assets	2,369	2,196	2,177	2,023
Total	$42,313	$39,759	$37,838	$35,210

The Asset Management segment includes the operations of Eagle Asset Management, Inc. (“Eagle”), the Eagle Family of Funds, the asset management operations of RJ&A, Raymond James Trust, and other fee-based programs.  The majority of the revenue for this segment is generated by the investment advisory fees related to asset management services for individual investment portfolios, mutual funds and managed programs.  As of December 31, 2011, approximately 83% of investment advisory fees are earned from assets held in managed programs.  Generally, about 70% of our investment advisory fees recorded in a quarter are determined based on balances at the beginning of a quarter, approximately 15% are based on balances at the end of the quarter and the remaining 15% are computed based on average assets throughout the quarter. Asset balances are impacted by both the performance of the market and the new sales and redemptions of client accounts/funds. Rising markets positively impact revenues from investment advisory fees as existing accounts increase in value, and individuals and institutions typically commit incremental funds in rising markets.

Quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 – Asset Management

Pre-tax income in the Asset Management segment increased $200,000, or 1%, as compared to the prior year.

Investment advisory fee revenue increased by $2 million, or 3%, from the prior year, generated by an increase in assets under management.  Assets under management are $1.6 billion more than at the end of the comparable prior year period, an increase of 4.7%.  Of this increase, approximately $3.1 billion results from net inflows of client assets, partially offset by a net decrease in market values of approximately $1.5 billion.

Expenses increased by approximately $2 million, or 4%, primarily resulting from a net $500,000, or 3%, increase in administrative and performance based incentive compensation, and an $1 million, or 20%, increase in other expenses.  A significant portion of the increase in other expense is due to increases in the costs incurred to make certain funds sponsored by Eagle available as investment choices on the platforms of other broker-dealers and an increase in third-party expenses of Raymond James Trust incurred in the performance of certain of its obligations to clients.

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended December 31,
	2011	% change	2010
	($ in thousands)
Revenues:
Interest income	$75,093	(4)%	$78,312
Interest expense	2,364	(40)%	3,959
Net interest income	72,729	(2)%	74,353
Other (loss) income	2,323	367%	(871)
Net revenues	75,052	2%	73,482
Non-interest expenses:
Employee compensation and benefits	4,180	12%	3,734
Communications and information processing	754	70%	444
Occupancy and equipment	171	(6)%	182
Provision for loan losses	7,456	(34)%	11,232
FDIC insurance premiums	1,186	(58)%	2,831
Affiliate deposit account servicing fees	5,768	1%	5,707
Other	2,534	(12)%	2,888
Total non-interest expenses	22,049	(18)%	27,018
Pre-tax income	$53,003	14%	$46,464

For the period ended December 31, 2011, RJ Bank was a federally chartered savings bank, regulated by the OCC, which provides corporate, residential and consumer loans, as well as Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public.  On February 1, 2012, RJ Bank converted to a national bank charter under which it will continue to be regulated by the OCC.  RJ Bank is active in corporate loan syndications and participations, and also purchases commercial loans in the secondary market.  When available, residential whole loan packages meeting our underwriting standards are purchased to hold for investment.  RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Three months ended December 31,
	2011	2010
	(in thousands)
Net loan charge-offs:
C&I loans	$(3,149)	$-
CRE loans	430	(6,349)
Residential/mortgage loans	(2,945)	(5,943)
Consumer loans	(33)	-
Total	$(5,697)	$(12,292)

	December 31, 2011	September 30, 2011
	(in thousands)
Allowance for loan losses:
Loans held for sale	$-	$5
Loans held for investment:
C&I loans	84,086	81,267
CRE construction loans	105	490
CRE loans	30,427	30,752
Residential/mortgage loans	32,864	33,210
Consumer loans	21	20
Total	$147,503	$145,744

Nonperforming assets:
Nonperforming loans:
C& I loans	$8,539	$25,685
CRE loans	15,825	15,842
Residential mortgage loans:
Residential mortgage loans	87,025	91,682
Home equity loans/lines	134	114
Total nonperforming loans	111,523	133,323
Other real estate owned:
CRE	4,942	7,707
Residential:
First mortgage	7,334	6,852
Home equity	13	13
Total other real estate owned	12,289	14,572
Total nonperforming assets	$123,812	$147,895

Total loans:
Loans held for sale, net(1)	$104,152	$102,236
Loans held for investment:
C&I loans	4,517,838	4,100,939
CRE construction loans	6,240	29,087
CRE loans	825,468	742,889
Residential/mortgage loans	1,748,057	1,756,486
Consumer loans	9,087	7,438
Net unearned income and deferred expenses	(48,135)	(45,417)
Total loans held for investment	7,058,555	6,591,422
Total loans	$7,162,707	$6,693,658

(1)	Net of unearned income and deferred expenses.

Quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $7 million, or 14%, as compared to the prior year.  The improvement in pre-tax income was attributable to a $4 million, or 34%, decrease in the provision for loan losses and an increase of $2 million, or 2%, in net revenue.

Net revenue was positively impacted by a decrease of $1 million in other-than-temporarily impaired (“OTTI”) losses on our available for sale securities portfolio and a $2 million foreign currency transaction gain, offset by a $2 million decrease in net interest income.

Net interest income in the prior year period included a $6 million correction of an accumulated interest income understatement of prior periods related to purchased residential loan pools. Excluding the impact of this correction recorded in the prior year period, net interest income increased $5 million over the comparable prior year period primarily as a result of a $756 million increase in average loans outstanding offset by a decrease in the average loan portfolio yield from 4.43% (4.33% excluding the impact of the correction recorded in the prior year period) to 4.09%. The loan portfolio yield decreased due to a decline in the yield on the residential portfolio resulting from adjustable rate loans resetting at lower rates. Average interest-earning banking assets increased $1.5 billion as a result of the $756 million increase in average loans, an $857 million increase in average cash balances and a decrease of $129 million in average investments. The net interest margin decreased 0.49% from the prior year quarter to 3.21% due to a 0.59% decrease in the yield on earning assets offset by a 0.12% decrease in the average cost of funds. The decrease in the loan portfolio yield combined with the increase in low-yielding short term cash balances and a lower yield on the investment portfolio all contributed to the decrease in the net interest margin.

Corresponding to the increase in interest-earning banking assets, average interest-bearing banking liabilities increased $1.4 billion, or 21%, to $8 billion. This increase in average liabilities above the amount required to fund the growth in loans was the result of higher cash balances in firm client accounts, which exceeded the RJBDP capacity at outside financial institutions. These deposits were invested in short term liquid investments producing very little interest rate spread.

The provision for loan losses as compared to the prior year quarter was impacted by a reduction in CRE nonperforming loans, improved credit characteristics of certain problem loans, and the reduction of the balance of residential nonperforming loans. In addition, somewhat improved economic conditions relative to the prior year quarter has limited the number of new problem loans. Net loan charge-offs decreased $7 million, or 54%, to $6 million for the quarter.

Nonperforming loans decreased $22 million, or 16%, compared to September 30, 2011. Corporate nonperforming loans decreased $17 million, or 41%, and residential nonperforming loans decreased $5 million, or 5%.

The unrealized loss on our available for sale securities portfolio was $50 million, compared to $46 million as of September 30, 2011.  The unrealized loss was due to continued wide interest rate spreads across market sectors related to the continued uncertainty in the residential non-agency collateralized mortgage obligation (“CMOs”) market.

The $3 million improvement in other income as compared to the prior year quarter was primarily due to a $2 million foreign currency transaction gain related to RJ Bank’s $64 million Canadian currency denominated loan portfolio and a reduction of $1 million in OTTI charges on the non-agency securities portfolio.

On June 30, 2011, RJ Bank announced that it entered into a definitive agreement to acquire substantially all of a foreign bank’s Canadian corporate loan portfolio.  This loan portfolio currently consists of approximately $505 million in loan commitments, of which approximately $440 million is outstanding.  The loans we are purchasing are comprised of CRE and C&I loans as well as project finance loans in the power and infrastructure sector.  RJ Bank expects this transaction to close during February, 2012.

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the years indicated:

	Three months ended December 31,
	2011			2010
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale	$92,904	$390	1.67%	$6,004	$90	6.02%
Loans held for investment
C&I loans	4,299,124	48,982	4.49%	3,210,932	37,945	4.62%
CRE construction loans	17,818	101	2.21%	63,078	381	2.37%
CRE loans	755,456	7,306	3.78%	909,538	8,240	3.55%
Residential mortgage loans	1,757,902	15,202	3.38%	1,976,581	27,509	4.60%
Consumer loans	7,591	41	2.16%	8,686	39	1.78%
Total loans, net	6,930,795	72,022	4.09%	6,174,819	74,204	4.43%

Agency mortgage-backed securities (“MBS”)	170,618	330	0.77%	208,118	387	0.74%
Non-agency CMOs	190,267	1,515	3.19%	245,973	3,169	5.15%
Money market funds, cash and cash equivalents	1,447,623	885	0.24%	641,393	457	0.28%
Federal Home Loan Bank (“FHLB”) stock and other	164,104	341	0.83%	148,716	95	0.25%
Total interest-earning banking assets	8,903,407	$75,093	3.32%	7,419,019	$78,312	3.91%

Non-interest-earning banking assets:
Allowance for loan losses	(148,317)			(144,110)
Unrealized loss on available for sale securities	(48,857)			(47,475)
Other assets	260,936			250,164
Total non-interest-earning banking assets	63,762			58,579

Total banking assets	$8,967,169			$7,477,598

Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$259,769	$1,488	2.27%	$217,406	$1,587	2.90%
Money market, savings, and NOW accounts(2)	7,637,560	831	0.04%	6,327,592	1,830	0.11%
FHLB advances and other	72,645	45	0.25%	51,036	542	4.16%

Total interest-bearing banking liabilities	7,969,974	$2,364	0.12%	6,596,034	$3,959	0.24%

Non-interest-bearing banking liabilities	66,865			60,242

Total banking liabilities	8,036,839			6,656,276
Total banking shareholder’s equity	930,330			821,322
Total banking liabilities and shareholders’ equity	$8,967,169			$7,477,598
(continued on next page)

	Three months ended December 31,
	2011				2010
	Average balance	Interest inc./exp.	Average yield/ cost		Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
	(continued from previous page)
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$933,433	$72,729			$822,985	$74,353

Bank net interest::
Spread			3.20	%(3)			3.67%
Margin (net yield on interest-earning banking assets)			3.21	%(3)			3.70%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			111.71%				112.48%
Return on average:
Total banking assets			1.48%				1.55%
Total banking shareholder's equity			14.25%				14.09%
Average equity to average total banking assets			10.37%				10.98%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended December 31, 2011 and 2010 was $10 million and $12 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)
Excluding the impact of excess RJBDP deposits held during the three month period ended December 31, 2011, the net interest spread and margin was 3.59% and 3.60% at December 31, 2011, respectively.  These deposits arose from higher cash balances in firm client accounts due to the market volatility, thus exceeding the RJBDP capacity at outside financial institutions in the program.  These deposits were invested in short term liquid investments producing very little net interest spread.

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
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$1,303	$(1,003)	$300
Loans held for investment
C&I loans	12,860	(1,823)	11,037
CRE construction loans	(273)	(7)	(280)
CRE loans	(1,396)	462	(934)
Residential mortgage loans(1)	(2,338)	(3,592)	(5,930)
Consumer loans	(5)	7	2
Agency MBS	(70)	13	(57)
Non-agency CMOs	(718)	(936)	(1,654)
Money market funds, cash and cash equivalents	574	(146)	428
FHLB stock and other	10	236	246
Total interest-earning banking assets	9,947	(6,789)	3,158

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	309	(408)	(99)
Money market, savings and NOW accounts	379	(1,378)	(999)
FHLB advances and other	229	(726)	(497)
Total interest-bearing banking liabilities	917	(2,512)	(1,595)
Change in net interest income	$9,030	$(4,277)	$4,753

(1)	Adjusted to exclude a $6 million December 2010 quarter end correction of an accumulated interest income understatement in prior periods related to purchased residential mortgage loan pools.

Results of Operations – Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the periods indicated:

	Three months ended December 31,
	2011	% change	2010
	($ in thousands)
Revenues:
Securities commissions and fees	$2,307	(37)%	$3,669
Investment banking	44	(98)%	1,906
Investment advisory fees	953	(5)%	998
Interest income	146	(24)%	193
Trading profits	959	(43)%	1,677
Other income	243	66%	146
Total revenues	4,652	(46)%	8,589
Interest expense	38	(36)%	59
Net revenues	4,614	(46)%	8,530
Non-interest expenses:
Compensation expense	4,887	(2)%	4,963
Other expense	2,117	(29)%	3,002
Total non-interest expenses	7,004	(12)%	7,965
(Loss) income before taxes and including noncontrolling interests:	(2,390)	(523)%	565
Noncontrolling interests	159		244
Pre-tax (loss) income excluding noncontrolling interests	$(2,549)	(894)%	$321

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina, Uruguay and Brazil.

Quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 – Emerging Markets

Pre-tax income in the Emerging Markets segment decreased $3 million as compared to the prior year.

The majority of the decrease is due to investment banking revenues, which decreased $2 million as compared to the prior year.  The majority of the investment banking revenues in the prior year arose from our Argentine joint venture which acted as an advisor to one of our institutional clients; this revenue did not recur in the current year.  Our revenues in this segment during the current period were further negatively impacted by market volatility which impacted certain of our securities commissions, investment advisory fee revenues and trading profits as compared to the prior year, a quarter which experienced generally improved global market conditions.

Non-interest expenses decreased $1 million, primarily resulting from a decrease in clearing expenses that resulted from the reduced volume of trading activity.

Results of Operations – Securities Lending

The following table presents consolidated financial information of our Securities Lending segment for the periods indicated:

	Three months ended December 31,
	2011	% change	2010
	($ in thousands)
Interest income and expense:
Interest income	$2,388	50%	$1,596
Interest expense	460	(10)%	509
Net interest income	1,928	77%	1,087
Other income	54	(65)%	154
Net revenues	1,982	60%	1,241
Non-interest expenses:	776	8%	717
Pre-tax income	$1,206	130%	$524

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

Quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 – Securities Lending

Pre-tax income generated by this segment increased by approximately $700,000, or 130%, as compared to the prior year.

The increase is due to higher net interest income in both our Box lending activities as well as, but to a lesser extent, our Match Book lending activities.  In the Box lending activities, both average balances outstanding and net interest spreads increased. In the Match Book lending activities our net interest spread increased, partially offset by a decrease in our average balances outstanding as compared to the prior year quarter.

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Propriety Capital segment for the periods indicated:

	Three months ended December 31,
	2011	% change	2010
	($ in thousands)
Revenues:
Interest	$151	(25)%	$200
Investment advisory fees	325	37%	238
Other	(3)	(101)%	232
Total revenues	473	(29)%	670
Expenses:
Compensation expense	439	(31)%	639
Other expenses	109	14%	96
Total expenses	548	(25)%	735
Loss before taxes and including noncontrolling interests:	(75)	(15)%	(65)
Noncontrolling interests	(10)		77
Pre-tax loss excluding noncontrolling interests	$(65)	54%	$(142)

The Proprietary Capital segment consists of our principal capital and private equity activities and the segment results are substantially determined by the valuations within Raymond James Capital Partners, L.P. (“Capital Partners”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and the valuations of our direct merchant banking investments and our investments in third-party private equity funds (the “Third-Party Private Funds”).  As of December 31, 2011, our merchant banking investments, at fair value, include a $16 million investment in a manufacturer of crime investigation and forensic supplies, an $18 million indirect investment (through Capital Partners) in an allergy immunotherapy testing and treatment supply company, and a $21 million investment in an event photography business.

Quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 – Proprietary Capital

Pre-tax loss generated by this segment decreased by approximately $80,000, or 54%, as compared to the prior year.  There were no significant changes in the valuations of our investments during the current year.  In the prior year, there was a relatively small increase in the valuation of our Third-Party Private funds and EIF Funds.  Offsetting the decrease in revenue, compensation expense in the current year decreased as compared the prior year.

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended December 31,
	2011	% change	2010
	($ in thousands)
Revenues:
Interest income	$1,921	(1)%	$1,940
Other	740	(49)%	1,463
Total revenues	2,661	(22)%	3,403
Interest expense	9,513	37%	6,966
Net revenues	(6,852)	(92)%	(3,563)
Other expense	9,114	-	9,070
Pre-tax loss	$(15,966)	(26)%	$(12,633)

This segment includes various corporate overhead costs, including interest expense on our senior debt.

Quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 – Other

Pre-tax loss generated by this segment increased by over $3 million, or 26%, as compared to the same quarter in the prior year.

This increase in the loss is primarily the result of a $2.7 million increase in interest expense resulting from our April, 2011 4.25% senior notes offering, approximately $500,000 of OTTI expense in the current year associated with our ARS portfolio, and an approximately $500,000 decrease in gains on various investments as compared to the prior year.

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

Cash used in operating activities during the three months ended December 31, 2011 was $20 million.   Increases in operating cash were generated from successful operating results over the period, an increase in brokerage client payables and other accounts payable, a decrease in brokerage client receivables and other accounts receivable, and a decrease in assets segregated pursuant to regulations and other segregated assets.  These increases in operating cash were more than offset by operating cash used to fund the decrease in accrued compensation, commissions and benefits primarily resulting from the payment of annual incentive compensation awards during the period, and a decrease in stock loaned, net of stock borrowed.

Investing activities used $444 million of cash in the three month period ended December 31, 2011.  The use of cash to fund an increase in net loans was partially offset by cash received from the maturations, repayments and sales of available for sale securities and from redemptions of FHLB stock.

Financing activities used $58 million of cash in the three month period ended December 31, 2011.  This use of cash resulted predominantly from a decrease in bank deposits, the purchase of RJF shares in the open market, and dividend payments to our shareholders.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity.

Sources of Liquidity

We have approximately $472 million of available cash and cash equivalents as of December 31, 2011 (nearly all of which is invested on behalf of the parent company by RJ&A).  Additionally, we have various potential sources of liquidity as set forth below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A, which is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At December 31, 2011, RJ&A exceeded both the minimum regulatory, and its financing covenants, net capital requirements. At that date, RJ&A had excess net capital of approximately $332 million, of which approximately $134 million is available for dividend (after taking into account regulatory and covenant restrictions) while still maintaining its net capital at 15% of aggregate debit items, its current internal and informal policy.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

Effective February 1, 2012, upon its conversion to a national bank, RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year net income and the previous two calendar years’ retained net income and RJ Bank maintains its “well capitalized” status.  During the three month period ended December 31, 2011, RJ Bank made no dividend payments to RJF.  RJF has made capital contributions of $50 million to RJ Bank during the same period.  RJ Bank had approximately $176.1 million of capital in excess of the amount it would need as of December 31, 2011 to maintain a total capital to risk-weighted assets ratio of 12%, its current policy.

One of our non-broker-dealer subsidiaries, RJ Securities, Inc., currently holds the ARS portion of the available for sale securities portfolio, which approximates $173 million at fair value as of December 31, 2011.  Any redemptions by issuers of the ARS will create liquidity during the period such redemptions occur.

Liquidity available to us from our subsidiaries, other than RJ&A, RJ Bank and RJ Securities, Inc., is relatively insignificant and in certain instances may be subject to regulatory requirements.

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third-party lenders as of December 31, 2011:

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

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13.4 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of December 31, 2011.

RJ Bank has $1 billion in immediate credit available from the FHLB on December 31, 2011 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the FRB’s discount-window program; however, RJ Bank does not view borrowings from the FRB as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the FRB.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase.  At December 31, 2011, collateralized financings outstanding in the amount of $184.1 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding borrowings on the committed and uncommitted Repurchase Agreements were $79.7 million and $104.4 million, respectively, as of December 31, 2011.  Such financings are generally collateralized by non-customer, RJ&A-owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

The average daily balance outstanding during the five most recent successive quarters and the period ended balances at each respective period end for Repurchase Agreements and Reverse Repurchase Agreements are as follows:

	Repurchase transactions		Reverse repurchase transactions
For the period ended:	Average daily balance outstanding	End of period balance outstanding	Average daily balance outstanding	End of period balance outstanding
	(in thousands)

December 31, 2011	$184,925	$184,061	$433,170	$400,455
September 30, 2011	145,574	188,745	425,248	398,247

At December 31, 2011 and September 30, 2011, we had other debt of $607 million and $612 million, respectively. The balance at December 31, 2011 is comprised of a $51 million balance outstanding on our mortgage loan for our home-office complex, $6 million outstanding on term loan financing provided to RJES, $300 million outstanding on our 8.60% senior notes due August 2019, and $250 million outstanding on our 4.25% senior notes due April 2016.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard and Poor’s (“S&P”)	BBB	Stable
Moody’s Investor Service (“Moody’s”)	Baa2	Stable

The S&P rating and outlook as presented in their November, 2011 report reflects no change in the rating and an improved outlook as compared to their previous report. The Moody’s rating and outlook are from their October, 2010 report, which reflected no change in the rating and an improved outlook as compared to their previous report. In January 2012, in response to our announcement regarding RJF entering into a definitive stock purchase agreement to acquire Morgan Keegan (see further discussion in Note 19 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q), both S&P and Moody’s placed RJF on review for possible downgrade.  We believe our current long-term debt ratings depend upon a number of factors including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings.  Any rating downgrades could increase our costs in the event we were to pursue obtaining additional financing.

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. We are able to borrow up to 90% of the cash surrender value of certain of these policies.  The policies which we could readily borrow against have a cash surrender value of approximately $130 million as of December 31, 2011.  There are no borrowings outstanding against any of these policies as of December 31, 2011.

On May 29, 2009 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune. In August 2009, we sold $300 million in aggregate principal amount of 8.60% senior notes due in August 2019, through a registered underwritten public offering.  In April 2011, we sold $250 million in aggregate principal amount of 4.25% senior notes due April 2016, through a registered underwritten public offering.  The registration statement is effective through May, 2012 to facilitate future capital raising activities.

See the “contractual obligations, commitments and contingencies” section below for information regarding our commitments.

Projected impact of Morgan Keegan acquisition on liquidity

On January 11, 2012, RJF entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) to acquire all of the issued and outstanding shares of Morgan Keegan from Regions.  See Note 19 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding this acquisition.

Under the terms of the Stock Purchase Agreement, Regions will receive $930 million in cash from RJF on the closing date (subject to adjustment as provided under the Stock Purchase Agreement), in exchange for the Morgan Keegan shares. In addition to the purchase price paid to Regions, we anticipate making cash retention payments approximating $140 million to certain key Morgan Keegan employees concurrent with the closing of the transaction and incurring transaction integration charges of up to $50 million.

In anticipation of funding the purchase price, on January 11, 2012 J.P. Morgan Chase (“JPMC”) entered into a commitment letter to provide RJF with a $900 million bridge financing facility to provide financing of the purchase price.  Subject to market conditions, RJF anticipates the facility will be replaced or refinanced by the issuance of $300 million of equity followed by $600 million of long-term notes. The remaining portion of the cash considerations paid at closing, or approximately $220 million, will be funded from the available cash and cash equivalents on-hand.

Statement of financial condition analysis

The assets on our statement of financial condition consist primarily of cash and cash equivalents (a large portion of which are segregated for the benefit of customers), receivables, including bank loans, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $17.9 billion at December 31, 2011 were approximately 1% lower than total assets as of September 30, 2011.  Decreases in cash and cash equivalents and assets segregated pursuant to regulations and other segregated assets are partially offset by the increase in net bank loans, as we grew our bank loan portfolio over the current period.

As of December 31, 2011, our liabilities of $14.9 billion were 1% less than our liabilities as of September 30, 2011, primarily due to decreases in accrued compensation, commissions and benefits that were largely a result of the annual payment of incentive compensation awards during the period.

Contractual obligations, commitments and contingencies

As of December 31, 2011, there have been no material changes in our contractual obligations other than in the ordinary course of business since September 30, 2011.  See Note 17, pages 128 – 131, of the Notes to the Consolidated Financial Statements in our 2011 Form 10-K, Contractual obligations, commitments and contingencies on pages 55 - 56 in our 2011 Form 10-K and Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

On January 11, 2012, RJF entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Morgan Keegan from Regions.  See Note 19 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding this acquisition.  In anticipation of funding the purchase price, on January 11, 2012, JPMC entered into a commitment letter to provide RJF with a $900 million bridge financing facility to provide financing for a portion of the purchase price.   Under the terms of this financing commitment, any amounts borrowed against the facility would mature 364 days from the closing date of the acquisition transaction.  The interest rates specified in the commitment are variable based generally on the London Interbank Offered Rate (LIBOR) plus an interest spread which is determined based upon a number of factors.

Regulatory

The following discussion should be read in conjunction with the Regulatory section on pages 56 - 57 of our 2011 Form 10-K.

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of December 31, 2011.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the three-month period ended December 31, 2011.

Under the regulatory framework for prompt corrective action, RJ Bank met the requirements to be categorized as “well capitalized” as of December 31, 2011.

During January 2012, RJF’s application to become a bank holding company and a financial holding company was approved by the FRB, and RJ Bank’s conversion to a national bank was approved by the OCC.  These changes became effective February 1, 2012.

The Dodd-Frank Act has the potential to impact certain of our current business operations, including, but not limited to, its impact on RJ Bank which is discussed in Item 1, Business-“Regulation” on pages 10 - 12 in our 2011 Form 10-K.  Because of the nature of our business and our business practices, we do not expect the Dodd-Frank Act to have a significant impact on our operations as a whole. However, because many of the implementing regulations will result from further studies by various regulatory agencies, the specific impact on each of our businesses is uncertain.

See Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on regulatory and capital requirements.

Off-balance sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Effects of inflation

For information regarding the effects of inflation on our business, see the Effects of Inflation section on page 64 of our 2011 Form 10-K.

Factors affecting “forward-looking statements”

From time to time, we may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at RJ Bank, projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” in Item 1A of Part I on pages 14 - 25 included in the 2011 Form 10-K and in Item 1A of Part II of this report on Form 10-Q.  We do not undertake any obligation to publicly update or revise any forward-looking statements.

Critical accounting policies

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  For a full description of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included on pages 81 - 97 in our 2011 Form 10-K and updated in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.  We believe that of our significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the condensed consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of our operations and our financial position.

Valuation of financial instruments, investments and other assets

The use of fair value to measure financial instruments, with related gains or losses recognized in our Condensed Consolidated Statements of Income and Comprehensive Income is fundamental to our financial statements and our risk management processes.  See Note 1, pages 83 – 87, of our 2011 Form 10-K for a discussion of our fair value accounting policies regarding financial instruments owned and financial instruments sold but not yet purchased.  Except for the expansion of the application of our policies for assessing available for sale securities for potential impairment on an other-than-temporary basis to ARS, which are more fully described in Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, we have not implemented any material changes in the accounting policies described therein during the period covered by this report.

“Trading instruments” and “available for sale securities” are reflected in the Condensed Consolidated Statements of Financial Condition at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in our net income or our other comprehensive income, depending on the underlying purpose of the instrument.

As of December 31, 2011, 7.4% of our total assets and 0.9% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $344.1 million as of December 31, 2011 and represent 26.1% of our assets measured at fair value. Our private equity investments comprise $162.1 million, or 47.1%, and our ARS positions comprise $173.2 million, or 50.3%, of the Level 3 assets as of December 31, 2011.  Level 3 assets represent 13.1% of total equity as of December 31, 2011.

Financial instruments which are liabilities categorized as Level 3 amount to $29,000 as of December 31, 2011 and represent less than 1% of liabilities measured at fair value.

See Notes 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment.  For a discussion of the judgments involved in testing goodwill for impairment, see the Goodwill section on page 61 of our 2011 Form 10-K.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  No events occurred during the three month period ended December 31, 2011 that would cause us to update the annual impairment testing we last performed as of December 31, 2010.

Loss provisions

Refer to the discussion of loss provisions on pages 61 - 62 of our 2011 Form 10-K.

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio.  See Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

At December 31, 2011, the amortized cost of all RJ Bank loans was $7.2 billion and an allowance for loan losses of $147.5 million was recorded against that balance. The total allowance for loan losses is equal to 2.06% of the amortized cost of the loan portfolio.

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

Income taxes

For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 62 of the 2011 Form 10-K.

Effects of recently issued accounting standards, and accounting standards not yet adopted

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the evaluation of certain terms in repurchase agreements which impact the determination of whether a repurchase arrangement should be accounted for as a secured borrowing or a sale.  The new guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially agreed terms, even in the event of default by the transferee.  This new guidance is effective prospectively for any of our applicable transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  We do not anticipate that this new guidance will have any significant impact on our consolidated financial statements.

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

In June 2011, the FASB issued new guidance amending the existing pronouncement regarding the presentation of comprehensive income.  This new guidance reduces the alternatives for the presentation of the components of other comprehensive income.  Specifically, it eliminates the alternative of presenting them as part of the Statement of Changes in Shareholders’ Equity.  This new guidance is effective for fiscal years and interim periods within those years, beginning December 15, 2011; however, early adoption is permitted.  In December 2011, the FASB indefinitely deferred the effective date for certain provisions within this new guidance, specifically, those provisions which require the presentation of reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  We currently present the components of other comprehensive income within our Condensed Consolidated Statements of Income and Comprehensive Income and, therefore, the adoption of this new guidance does not impact us.

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

In December 2011, the FASB issued new guidance amending the existing pronouncement by requiring additional disclosures regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  Specifically, this new guidance will require additional information about financial instruments and derivative instruments that are either; 1) offset or 2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are currently offset.  The additional disclosure is intended to provide greater transparency on the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments within the scope of this amendment.  This new guidance is first effective for our financial report covering the quarter ended December 31, 2013.  We are currently evaluating the impact the adoption of this new guidance will have on our presentation of assets and liabilities within our consolidated statements of financial condition.

Off-Balance Sheet arrangements

For information concerning our off-balance sheet arrangements, see Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a description of our risk management policies, including a discussion of our primary market risk exposures, which include interest rate risk and equity price risk, as well as a discussion of our foreign exchange risk, credit risk including a discussion of our loan underwriting policies and risk monitoring processes applicable to RJ Bank, liquidity risk, operational risk, and regulatory and legal risk and a discussion of how these exposures are managed, refer to pages 65 - 75 of our 2011 Form 10-K.

Market risk

Market risk is our risk of loss resulting from changes in interest rates and securities prices.  We have exposure to market risk primarily through our broker-dealer and banking operations.  See page 65 of our 2011 Form 10-K for discussion of how we manage our market risk.

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

Interest rate risk

We are exposed to interest rate risk as a result of our RJ Bank operations, as well as our trading inventories of fixed income instruments held in our Capital Markets segment.  See pages 65 – 68 of our 2011 Form 10-K for discussion of how we manage our interest rate risk.

During the three months ended December 31, 2011, the reported daily loss in the institutional fixed income trading portfolio did not exceed the predicted Value-at-Risk (“VaR”) on any trading day.

The following tables set forth the high, low, and daily average VaR for our overall institutional fixed income portfolio with the corresponding dollar value of our portfolio as of the periods and dates indicated:

	Three months ended December 31, 2011			VaR at
	High	Low	Daily Average	December 31, 2011	September 30, 2011

	($ in thousands)

Daily VaR	$1,352	$403	$803	$403	$441
Related portfolio value (net) (1)	315,473	200,299	267,833	200,299	220,436
VaR as a percent of portfolio value	0.43%	0.20%	0.30%	0.20%	0.20%

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

In addition, see Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding our derivative financial instruments.

RJ Bank maintains an earning asset portfolio that is comprised of C&I, commercial and residential real estate, and consumer loans, as well as MBS, collateralized mortgage obligations, Small Business Administration loan securitizations, deposits at other banks and other investments.  Those earning assets are funded by RJ Bank’s obligations to customers.  Based on the current earning asset portfolio of RJ Bank, market risk for RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the quarter, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising should the economic environment begin to improve.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described on pages 66 - 67 of our 2011 Form 10-K. There were no material changes to these methods during the three months ended December 31, 2011.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)

+300	$304,650	(3.67)%
+200	315,941	(0.10)%
+100	323,144	2.17%
-	316,271	-
-100	299,987	(5.15)%

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at December 31, 2011:

	Repricing opportunities
	0 - 6 months	7 - 12 months	1 - 5 years	5 or more years
	(in thousands)
Interest-earning assets:
Loans	$6,200,082	$623,184	$306,862	$80,880
Available for sale securities	160,763	26,791	100,756	58,660
Other investments	1,270,875	-	-	-
Total interest-earning assets	7,631,720	649,975	407,618	139,540
Interest-bearing liabilities:
Transaction and savings accounts	7,402,350	-	-	-
Certificates of deposit	29,706	23,651	223,199	-
Total interest-bearing liabilities	7,432,056	23,651	223,199	-
Gap	199,664	626,324	184,419	139,540
Cumulative gap	$199,664	$825,988	$1,010,407	$1,149,947

The following table shows the contractual maturities of RJ Bank’s loan portfolio at December 31, 2011, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total
	(in thousands)

Loans held for sale	$-	$-	$95,486	$95,486
Loans held for investment:
C&I loans	90,313	3,287,288	1,140,237	4,517,838
CRE construction loans	-	6,240	-	6,240
CRE loans	332,134	444,959	48,375	825,468
Residential mortgage loans	559	12,930	1,734,568	1,748,057
Consumer loans	8,713	374	-	9,087
Total loans held for investment	431,719	3,751,791	2,923,180	7,106,690
Total loans	$431,719	$3,751,791	$3,018,666	$7,202,176

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2011:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)

Loans held for sale	$11,622	$83,864		$95,486
Loans held for investment:
C&I loans	29,998	4,397,527		4,427,525
CRE construction loans	-	6,240		6,240
CRE loans	1,713	491,621		493,334
Residential mortgage loans	133,664	1,613,834	(2)	1,747,498
Consumer loans	-	374		374
Total loans held for investment	165,375	6,509,596		6,674,971
Total loans	$176,997	$6,593,460		$6,770,457

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the “Credit risk” discussion within Item 3 of this Form 10-Q for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the three months ended December 31, 2011 was $12.4 million in Canadian dollars (“CDN”).  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to: financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates; certain loans held by RJ Bank denominated in Canadian currency; and our investments in foreign subsidiaries. In order to mitigate its portion of this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of December 31, 2011, RJ Ltd. held forward contracts to buy and sell U.S. dollars totaling CDN $3.1 million and CDN $1.9 million, respectively.  To date, we have elected not to hedge the foreign exchange risk associated with either RJ Bank’s loans denominated in Canadian currency or the carrying value of our investments in foreign subsidiaries.

Credit risk

Credit risk is the risk of loss due to adverse changes in a borrower’s, issuer’s or counterparty’s ability to meet its financial obligations under contractual or agreed upon terms. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved. Credit risk is an integral component of the profit assessment of lending and other financing activities. Refer to the discussion of our credit risk on pages 68 - 74 of our 2011 Form 10-K.

RJ Bank has significant corporate and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector where RJ Bank has a significant exposure could result in large provisions for loan losses and/or charge-offs.

Changes in the allowance for loan losses of RJ Bank are as follows:

	Three months ended December 31,
	2011	2010
	($ in thousands)

Allowance for loan losses, beginning of period	$145,744	$147,084
Provision for loan losses	7,456	11,232
Charge-offs:
C&I loans	(3,149)	-
CRE loans	-	(6,449)
Residential mortgage loans	(3,257)	(6,315)
Consumer	(38)	-
Total charge-offs	(6,444)	(12,764)
Recoveries:
CRE loans	430	100
Residential mortgage loans	312	372
Consumer	5	-
Total recoveries	747	472
Net charge-offs	(5,697)	(12,292)
Allowance for loan losses, end of period	$147,503	$146,024

Allowance for loan losses to total bank loans outstanding	2.06%	2.34%

The primary factors impacting the provision for loan losses during the period were an improvement in the credit quality within the CRE portfolio, an improvement in the credit characteristics of certain problem corporate loans, and the reduction of the balance of residential mortgage nonperforming loans.  In addition, although the amount of nonperforming loans remains elevated by historical standards, somewhat improved economic conditions relative to the prior year have limited the amount of new problem loans.

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment (annualized):

	Three months ended December 31,
	2011		2010
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans

	($ in thousands)

C&I loans	$(3,149)	0.29%	$-	-
CRE loans	430	(0.23)%	(6,349)	2.79%
Residential mortgage loans	(2,945)	0.67%	(5,943)	1.23%
Consumer loans	(33)	1.74%	-	-
Total	$(5,697)	0.33%	$(12,292)	0.80%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 54% decline in net charge-offs compared to the prior year quarter was primarily attributable to improved credit quality in the C&I loan portfolio in addition to a stabilization of the balance in nonperforming residential mortgage loans.

The table below presents nonperforming loans and total allowance for loan losses:

	December 31, 2011		September 30, 2011
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance

	(in thousands)

Loans held for sale	$-	$-	$-	$(5)
Loans held for investment:
C&I loans	8,539	(84,086)	25,685	(81,267)
CRE construction loans	-	(105)	-	(490)
CRE loans	15,825	(30,427)	15,842	(30,752)
Residential mortgage loans	87,159	(32,864)	91,796	(33,210)
Consumer loans	-	(21)	-	(20)
Total	$111,523	$(147,503)	$133,323	$(145,744)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased 16% during the three months ended December 31, 2011.  This decrease was primarily due to a $17 million reduction in nonperforming C&I loans and a $5 million reduction in nonperforming residential mortgage loans. Included in nonperforming residential mortgage loans are $75 million in loans for which $42 million in charge-offs were previously recorded.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 71 - 72 of our 2011 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the three months ended December 31, 2011.

Risk monitoring process

Another component of the credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, consumer and corporate credit exposures and is discussed on pages 72 - 74 of our 2011 Form 10-K.  There are various other factors included in these processes, depending on the loan portfolio.  There were no material changes to those processes and policies during the three month period ended December 31, 2011.

Residential mortgage and consumer loans

We track and review many factors to monitor credit risk in RJ Bank’s residential mortgage loan portfolio. These factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, geographic concentrations, estimated home price declines, borrower credit scores, updated loan-to-value (“LTV”) ratios, occupancy (i.e., owner occupied, second home or investment property), level of documentation, loan purpose, average loan size, and policy exceptions.

Residential mortgage loan delinquency levels are elevated by historical standards at RJ Bank due to the economic downturn and the high level of unemployment. Our consumer loan portfolio, however, has not experienced high levels of delinquencies to date.  At December 31, 2011 and September 30, 2011, there were no delinquent consumer loans.

At December 31, 2011, loans over 30 days delinquent (including nonperforming loans) increased to 4.32% of residential and consumer loans outstanding, compared to 4.24% over 30 days delinquent at September 30, 2011.  Despite this increase, our December 31, 2011 percentage compares favorably to the national average for over 30 day delinquencies of 10.08% as most recently reported by the FRB.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our conservative underwriting policies and the lack of exotic loan products and subprime loans.

The following table presents a summary of delinquent residential and consumer loans:

	Delinquent residential and consumer loans (amount)			Delinquent residential and consumer loans as a percentage of outstanding loan balances

	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
	($ in thousands)

December 31, 2011:
Residential mortgage loans:
First mortgage loans	$16,030	$59,607	$75,637	0.93%	3.47%	4.40%
Home equity loans/lines	168	111	279	0.57%	0.38%	0.95%
Total residential mortgage and consumer loans	$16,198	$59,718	$75,916	0.92%	3.40%	4.32%
September 30, 2011:
Residential mortgage loans:
First mortgage loans	$12,718	$61,870	$74,588	0.74%	3.58%	4.32%
Home equity loans/lines	88	114	202	0.28%	0.37%	0.65%
Total residential mortgage and consumer loans	$12,806	$61,984	$74,790	0.73%	3.51%	4.24%

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See page 73 of our 2011 Form 10-K for further discussion of this process. There have been no material changes to this process during the three months ended December 31, 2011.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

December 31, 2011		September 30, 2011
($ outstanding as a % of RJ Bank total assets)

3.2%	CA (1)	3.3%	CA (1)
2.7%	FL	2.6%	FL
1.9%	NY	1.9%	NY
1.1%	NJ	1.1%	NJ
0.9%	VA	0.9%	VA

(1)
This concentration ratio for the state of California excludes 2.2% and 1.9% at December 31, 2011 and September 30, 2011, respectively, for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At December 31, 2011 and September 30, 2011, these loans totaled $570.8 million and $639.9 million, respectively, or approximately 35% and 40% of the residential mortgage portfolio, respectively.  In the current interest rate environment, a large percentage of these loans were projected to adjust to a payment lower than the current payment. The outstanding balance of interest-only loans, based on their contractual terms, are scheduled to reprice as follows:

December 31, 2011
(in thousands)

One year or less	$378,024
Over one year through two years	56,712
Over two years through three years	81,512
Over three years through four years	25,372
Over four years through five years	8,572
Over five years	20,612
Total outstanding residential interest-only loan balance	$570,804

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	December 31, 2011	September 30, 2011

Residential first mortgage loan weighted-average LTV/FICO (1)	66%/752	66%/751

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

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis for trends in borrower operational performance, payment history, credit ratings, collateral performance, loan covenant compliance and other factors including industry performance and concentrations. As part of the credit review process the loan grade is reviewed at least quarterly to confirm the appropriate risk rating for each credit. See Note 1, page 88, of our 2011 Form 10-K, specifically the bank loans and allowances for losses section, for additional information on RJ Bank’s corporate loan portfolio and allowance for loan loss policies.

At December 31, 2011, other than loans classified as nonperforming, there were two government-guaranteed loans totaling $392,000 that were delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

December 31, 2011		September 30, 2011
($ outstanding as a % of RJ Bank total assets)

4.3%	Telecommunications	4.2%	Telecommunications
4.1%	Consumer products and services	3.4%	Consumer products and services
3.5%	Pharmaceuticals	2.9%	Media communications
3.2%	Hospitals	2.9%	Pharmaceuticals
3.1%	Technology	2.6%	Healthcare providers (non-hospital)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on page 27 of our 2011 Form 10-K.

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

See Note 12 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding legal matter contingencies.

Item 1A. RISK FACTORS

See Item 1A: Risk Factors, on pages 14 - 25 of our 2011 Form 10-K for a discussion of risk factors that impact our operations and financial results.  With the exception of the below, there have been no material changes in the risk factors as discussed therein.

The acquisition of Morgan Keegan involves risks that could strategically affect our business.

On January 11, 2012 we announced that RJF entered into a definitive stock purchase agreement to acquire all of the issued and outstanding shares of Morgan Keegan (refer to the discussion of this subsequent event in Note 19 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

Acquisitions of this magnitude pose numerous risks, including: difficulty in integrating our and Morgan Keegan’s businesses, services and products; failure to achieve anticipated synergies or realize the projected benefits of the transaction; diversion of management’s attention from other business concerns due to transaction related issues; potential loss of clients or key employees; the need to combine accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners; regulatory and other approvals and conditions to the transaction are not received or satisfied on a timely basis or at all; the possibility that modifications to the terms of the transaction may be required to obtain or satisfy regulatory approvals or conditions to closing; changes in the anticipated timing for closing the transaction; the inability to sustain revenue and earnings growth; and changes in the capital markets.  There is no assurance that this acquisition will yield all of the positive benefits anticipated.  If we are not able to integrate successfully, there is a risk that our results of operations, financial condition and cash flows may be materially and adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on our purchases of our own stock, on a monthly basis, for the three month period ended December 31, 2011:

	Number of shares purchased (1)	Average price per share

October 1, 2011 – October 31, 2011	394,080	$24.53
November 1, 2011 – November 30, 2011	256,359	27.75
December 1, 2011 – December 31, 2011	-	-
First quarter	650,439	$25.80

(1)
We purchase our own stock in conjunction with a number of activities, each of which are described below.  We do not have a formal stock repurchase plan. As of December 31, 2011, there is $43.4 million remaining on the current authorization of our Board of Directors for open market share repurchases.

From time to time, our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. The decision to repurchase securities is subject to cash availability and other factors. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value.  During the three months ended December 31, 2011, we purchased 394,080 of our shares in open market transactions for a total of $9.7 million, or an average price of approximately $24.53 per share.

Share purchases for the trust fund that was established and funded to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information on this trust fund) amounted to 256,359 shares for a total of $7.1 million, for the three month period ended December 31, 2011.

We also repurchase shares when employees surrender shares as payment for option exercises.  During the three months ended December 31, 2011, there were no shares surrendered to us by employees as payment for option exercises.

We expect to continue paying cash dividends. However, the payment and rate of dividends on our common stock is subject to several factors including operating results, our financial requirements, and the availability of funds from our subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the Investment Industry Regulatory Organization of Canada (“IIROC”) as well as net capital covenants in their credit agreements, and RJ Bank, which may be subject to restrictions by federal banking agencies. Such restrictions have not previously limited our dividend payments. (See Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information on the capital restrictions placed on RJ Bank and our broker-dealer subsidiaries.)

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

11
Statement Re: Computation of per Share Earnings (the calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, filed herewith.

31.1	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.(i).1	Charter of the Audit Committee of the Board of Directors as revised on November 21, 2011, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: February 8, 2012	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: February 8, 2012	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer