Form 10-Q
period 2012-03-31
RAYMOND JAMES FINANCIAL INC
filed 2012-05-09
CIK 720005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

     or

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

137,825,868 shares of common stock as of May 4, 2012

	RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

	Form 10-Q for the quarter ended March 31, 2012

	INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Financial Condition as of March 31, 2012 and September 30, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended March 31, 2012 and March 31, 2011 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended March 31, 2012 and March 31, 2011 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and March 31, 2011 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	87

Item 4.	Controls and Procedures	94

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	95

Item 1A.	Risk Factors	95

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	96

Item 3.	Defaults upon Senior Securities	96

Item 5.	Other Information	96

Item 6.	Exhibits	97

	Signatures	99

PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2012	September 30, 2011
	($ in thousands)
Assets:
Cash and cash equivalents	$2,875,858	$2,439,695
Assets segregated pursuant to regulations and other segregated assets	3,458,364	3,548,683
Securities purchased under agreements to resell and other collateralized financings	340,158	398,247
Financial instruments, at fair value:
Trading instruments	451,851	492,771
Available for sale securities	576,142	520,665
Private equity and other investments	299,859	294,356
Receivables:
Brokerage clients, net	1,671,078	1,716,828
Stock borrowed	198,294	225,561
Bank loans, net	7,445,828	6,547,914
Brokers-dealers and clearing organizations	92,262	96,096
Other	623,406	536,364
Deposits with clearing organizations	86,417	91,482
Prepaid expenses and other assets	416,250	364,264
Investments in real estate partnerships held by consolidated variable interest entities	306,040	320,384
Property and equipment, net	181,752	169,850
Deferred income taxes, net	179,893	171,911
Goodwill	71,924	71,924

Total assets	$19,275,376	$18,006,995

Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$80,423	$76,150
Securities sold under agreements to repurchase	137,026	188,745
Payables:
Brokerage clients	4,751,071	4,690,414
Stock loaned	544,373	814,589
Bank deposits	7,913,846	7,739,322
Brokers-dealers and clearing organizations	67,067	111,408
Trade and other	355,076	309,723
Other borrowings	349,600	-
Accrued compensation, commissions and benefits	364,409	452,849
Loans payable of consolidated variable interest entities	90,950	99,982
Corporate debt	1,205,664	611,968

Total liabilities	15,859,505	15,095,150

Commitments and contingencies (see Note 14)

Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	-	-
Common stock; $.01 par value; authorized 350,000,000 shares; issued 142,282,732 at March 31, 2012 and 130,670,086 at September 30, 2011	1,396	1,271
Additional paid-in capital	974,893	565,135
Retained earnings	2,222,857	2,125,818
Treasury stock, at cost; 4,985,142 common shares at March 31, 2012 and 4,263,029 common shares at September 30, 2011	(114,608)	(95,000)
Accumulated other comprehensive income	3,315	(9,605)
Total equity attributable to Raymond James Financial, Inc.	3,087,853	2,587,619
Noncontrolling interests	328,018	324,226

Total equity	3,415,871	2,911,845

Total liabilities and equity	$19,275,376	$18,006,995

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$558,527	$563,710	$1,069,861	$1,097,849
Investment banking	57,954	63,131	97,290	122,100
Investment advisory fees	54,269	52,643	107,774	105,053
Interest	108,852	96,811	210,948	201,197
Account and service fees	75,855	70,904	149,865	140,189
Net trading profits	12,979	15,246	22,322	21,568
Other	21,417	4,299	30,610	9,121

Total revenues	889,853	866,744	1,688,670	1,697,077

Interest expense	17,916	14,687	33,956	31,191
Net revenues	871,937	852,057	1,654,714	1,665,886

Non-interest expenses:
Compensation, commissions and benefits	596,891	579,587	1,138,513	1,131,471
Communications and information processing	43,741	36,380	81,308	67,525
Occupancy and equipment costs	27,231	26,773	53,168	53,002
Clearance and floor brokerage	9,070	9,447	16,524	19,364
Business development	27,382	22,820	55,221	46,765
Investment sub-advisory fees	7,143	7,867	13,705	14,771
Bank loan loss provision	5,154	8,637	12,610	19,869
Acquisition related expenses	19,604	-	19,604	-
Other	27,819	36,308	51,511	62,135
Total non-interest expenses	764,035	727,819	1,442,164	1,414,902

Income including noncontrolling interests and before provision for income taxes	107,902	124,238	212,550	250,984

Provision for income taxes	42,628	45,320	86,154	94,111

Net income including noncontrolling interests	65,274	78,918	126,396	156,873
Net loss attributable to noncontrolling interests	(3,595)	(1,999)	(9,798)	(5,767)
Net income attributable to Raymond James Financial, Inc.	$68,869	$80,917	$136,194	$162,640

Net income per common share – basic	$0.52	$0.64	$1.05	$1.29
Net income per common share – diluted	$0.52	$0.64	$1.05	$1.29
Weighted-average common shares outstanding – basic	129,353	122,396	126,201	121,752
Weighted-average common and common equivalent shares outstanding – diluted	130,644	123,265	126,989	122,238

Net income attributable to Raymond James Financial, Inc.	$68,869	$80,917	$136,194	$162,640
Other comprehensive income, net of tax:(1)
Change in unrealized (loss) gain on available for sale securities and non-credit portion of other-than-temporary impairment losses	11,236	2,024	5,575	6,921
Change in currency translations	2,525	3,703	7,345	9,207
Total comprehensive income	$82,630	$86,644	$149,114	$178,768

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$10,853	$(2,163)	$6,666	$(1,384)
Portion of recoveries recognized in other comprehensive income (before taxes)	(12,190)	(1,056)	(10,099)	(4,014)
Net impairment losses recognized in other revenue	$(1,337)	$(3,219)	$(3,433)	$(5,398)

(1)
The components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.  None of the components of other comprehensive income are attributable to noncontrolling interests.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
	Six months ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,271	$1,244
Issuance of shares, registered public offering	111 (1)	-
Other issuances	14	20	(2)
Balance, end of period	1,396	1,264

Shares exchangeable into common stock:
Balance, beginning of year	-	3,119
Exchanged	-	(3,119	)(2)
Balance, end of period	-	-

Additional paid-in capital:
Balance, beginning of year	565,135	476,359
Issuance of shares, registered public offering	362,121 (1)	-
Employee stock purchases	5,567	4,486
Exercise of stock options and vesting of restricted stock units, net of forfeitures	11,783	30,343
Restricted stock, stock option and restricted stock unit expense	28,426	23,960
Excess tax benefit (deficiency) from share-based payments	1,640	(236)
Other	221	3,107	(2)
Balance, end of period	974,893	538,019

Retained earnings:
Balance, beginning of year	2,125,818	1,909,865
Net income attributable to Raymond James Financial, Inc.	136,194	162,640
Cash dividends declared	(34,318)	(32,868)
Other	(4,837)	4,370
Balance, end of period	2,222,857	2,044,007

Treasury stock:
Balance, beginning of year	(95,000)	(81,574)
Purchases/surrenders	(18,900)	(6,659)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(708)	2,802
Balance, end of period	(114,608)	(85,431)

Accumulated other comprehensive income: (3)
Balance, beginning of year	(9,605)	(6,197)
Net unrealized (loss) gain on available for sale securities and non-credit portion of other-than-temporary impairment losses (4)	5,575	6,921
Net change in currency transactions	7,345	9,207
Balance, end of period	3,315	9,931
Total equity attributable to Raymond James Financial, Inc.	$3,087,853	$2,507,790

Noncontrolling interests:
Balance, beginning of year	$324,226	$294,052
Net loss attributable to noncontrolling interests	(9,798)	(5,767)
Capital contributions	27,383	18,052
Distributions	(3,539)	(3,225)
Deconsolidation of previously consolidated low income housing tax credit funds	-	(6,789)
Consolidation of low income housing tax credit funds not previously consolidated	-	14,635
Other	(10,254)	660
Balance, end of period	328,018	311,618
Total equity	$3,415,871	$2,819,408

(1)
During the six months ended March 31, 2012, in a registered public offering, 11,075,000 common shares were issued generating approximately $362 million in net proceeds (after consideration of the underwriting discount and direct expenses of the offering).

(2)	During the six months ended March 31, 2011, approximately 243,000 exchangeable shares were exchanged for common stock on a one-for-one basis.

(3)	The components of other comprehensive income are attributable to Raymond James Financial, Inc. None of the components of other comprehensive income are attributable to noncontrolling interests.

(4)	Net of tax.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$136,194	$162,640
Net loss attributable to noncontrolling interests	(9,798)	(5,767)
Net income including noncontrolling interests	126,396	156,873
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	20,053	19,802
Deferred income taxes	(10,033)	(25,848)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(13,425)	(1,669)
Provisions for loan losses, legal proceedings, bad debts and other accruals	9,638	30,020
Share-based compensation expense	30,340	27,041
Other	(1,310)	(1,317)
Net change in:
Assets segregated pursuant to regulations and other segregated assets	90,319	1,025,583
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	6,370	(216,778)
Stock loaned, net of stock borrowed	(242,949)	(136,296)
Brokerage client receivables and other accounts receivable, net	(18,653)	(157,246)
Trading instruments, net	44,653	86,277
Prepaid expenses and other assets	27,713	11,120
Brokerage client payables and other accounts payable	83,022	390,655
Accrued compensation, commissions and benefits	(90,531)	(54,660)
Purchase and origination of loans held for sale, net of proceeds from sale of securitizations and loans held for sale	9,677	(19,511)
Excess tax benefits from stock-based payment arrangements	(2,210)	(1,069)
Net cash provided by operating activities	69,070	1,132,977
Cash flows from investing activities:
Additions to property and equipment	(31,182)	(15,974)
(Increase) decrease in loans, net	(961,708)	24,523
(Purchases) redemptions of Federal Home Loan Bank stock, net	(1,168)	4,777
(Purchases) sales of private equity and other investments, net	(8,361)	14,328
Purchases of available for sale securities	(111,884)	(1,832)
Available for sale securities maturations, repayments and redemptions	61,380	66,615
Proceeds from sales of available for sale securities	-	11,444
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	330	(2,326)
Net cash (used in) provided by investing activities	(1,052,593)	101,555
Cash flows from financing activities:
Proceeds from (repayments of) borrowed funds, net	932,079	(2,558,602)
Proceeds from issuance of shares in registered public offering	362,232	-
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(11,600)	(11,859)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	101	17,528
Purchase of additional equity interest in subsidiary	(4,017)	-
Exercise of stock options and employee stock purchases	16,144	37,202
Increase (decrease) in bank deposits	174,524	(369,135)
Purchase of treasury stock	(19,222)	(6,916)
Dividends on common stock	(32,878)	(32,868)
Excess tax benefits from share-based payment arrangements	2,210	1,069
Net cash provided by (used in) financing activities	1,419,573	(2,923,581)

Currency adjustment:
Effect of exchange rate changes on cash	113	978
Net increase (decrease) in cash and cash equivalents	436,163	(1,688,071)
Cash and cash equivalents at beginning of year	2,439,695	2,943,239
Cash and cash equivalents at end of period	$2,875,858	$1,255,168

Supplemental disclosures of cash flow information:
Cash paid for interest	$36,311	$32,565
Cash paid for income taxes	$110,488	$118,750
Non-cash transfers of loans to other real estate owned	$10,954	$9,936

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012

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

At March 31, 2012, we implemented new Financial Accounting Standards Board guidance regarding fair value measurement.  This new guidance primarily provides for certain additional fair value disclosures.  See Note 4 for the additional disclosures required under this new accounting guidance.

As more fully described in Note 1, page 87, of our 2011 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business.  Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes, the net balances associated therewith are included within other receivables on our Condensed Consolidated Statements of Financial Condition.  The outstanding balance of these loans is $244.3 million and $231.5 million at March 31, 2012 and September 30, 2011, respectively.  The related allowance for doubtful accounts balance is $2.2 million and $5.9 million at March 31, 2012 and September 30, 2011, respectively.  Of the March 31, 2012 loan balance referred to above, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $1.4 million.

Reclassifications

In the fourth quarter of fiscal year 2011, we changed the title of what had been known as “Financial Service Fees” on our Condensed Consolidated Statements of Income and Comprehensive Income to “Account and Service Fees,” to better reflect the nature of the revenues included within the line item description.  Additionally, we reclassified certain components of revenue previously included within other revenues into Account and Service Fees.  A reclassification of $29.8 million and $57.5 million of revenue previously reported as a component of other revenues for the three and six months ended March 31, 2011 has been included in Account and Service Fees on the Condensed Consolidated Statements of Income and Comprehensive Income as presented, to conform the prior period to the current period presentation.

Certain other prior period amounts, none of which are material, have been reclassified to conform to the current presentation.

NOTE 2 – ACQUISITION OF MORGAN KEEGAN

On January 11, 2012, RJF entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) to acquire all of the issued and outstanding shares of Morgan Keegan & Company, Inc. and MK Holding, Inc. and certain of its related affiliates (“Morgan Keegan”) from Regions Financial Corporation (“Regions”).  This transaction closed on April 2, 2012.  This acquisition expands both our private client wealth management and our capital markets businesses.

Acquisition related expenses are recorded in the Condensed Consolidated Statement of Income and Comprehensive Income and include certain incremental expenses arising solely as a result of our acquisition of Morgan Keegan.  During the three and six months ended March 31, 2012, we incurred the following acquisition related expenses:

For the three and six month periods ended
March 31, 2012
(in thousands)
Financial advisory fees	$7,020
Acquisition bridge financing facility fees	5,684
Severance	3,183
Legal	2,495
Travel	349
Other	873
Total acquisition related expenses	$19,604

We will apply the acquisition method of accounting to this transaction as of April 2, 2012.  Our fiscal year third quarter 2012 results of operations will include the operations of Morgan Keegan for the period from April 2, 2012 to June 30, 2012. Due to the timing of the acquisition closing, the outcome of the application of the acquisition method and the resultant impact on our condensed consolidated financial statements is incomplete and therefore not included in this quarterly report.

Under the terms of the Stock Purchase Agreement, upon closing Regions received approximately $1.2 billion in cash from RJF in exchange for the Morgan Keegan shares. This purchase price represents a $230 million premium over a preliminary $970 million tangible book value at closing.  The Stock Purchase Agreement contemplated that Morgan Keegan would pay a cash dividend of $250 million to Regions prior to the closing of the transaction. However, the parties subsequently decided to defer payment of the dividend until after the closing, resulting in an increase in the book value of Morgan Keegan and therefore, the purchase price.  Following the closing, RJF received a cash dividend in the amount of $250 million from Morgan Keegan. The purchase price is subject to final determination of tangible book value as of the closing date and a potential downward adjustment if certain revenue retention hurdles are not met within 90-days post-closing.  RJF anticipates providing approximately $215 million in the form of either cash or restricted stock units to certain key Morgan Keegan revenue producers as part of an employee retention program.  Concurrent with the execution of the Stock Purchase Agreement, RJF executed employment agreements with certain key members of the Morgan Keegan management team.  In addition to customary indemnity for breach of representations and warranties and covenants, the Stock Purchase Agreement also provides that Regions will indemnify RJF for losses incurred in connection with any litigation or similar matter relating to pre-closing actions. Certain indemnifiable losses are subject to an annual $2 million deductible for three years.

On January 11, 2012, J.P. Morgan Chase (“JPM Chase”) entered into a commitment letter to provide RJF with a $900 million bridge financing facility to provide financing of the purchase price.  On February 16, 2012, JPM Chase and a number of other lenders executed a $900 million bridge credit agreement (the “Bridge Financing Agreement”).  As a result of the successful completion of certain equity and debt financing transactions during the quarter ended March 31, 2012, RJF terminated the Bridge Financing Agreement on March 10, 2012.

On April 2, 2012, certain subsidiaries of RJF (the “Borrowers”) entered into a credit agreement (the “Regions Credit Agreement”) with Regions Bank, an Alabama banking corporation (the “Lender”).  The Regions Credit Agreement provided for a $200 million loan made by the Lender to the Borrowers and is subject to a guarantee in favor of the Lender provided by RJF. The proceeds from the loan were disbursed by the Borrowers to RJF for working capital and general corporate purposes. The obligations under the Credit Agreement are secured by, subject to certain exceptions, all of the Borrowers’ personal property, including (i) all present and future auction rate securities owned by any Borrower (the “Pledged Auction Rate Securities”), (ii) all equity interests issued by certain subsidiaries, and (iii) all present and future equity interests and debt securities owned by any Borrower. The loan matures on April 2, 2015 and bears interest at a monthly variable rate equal to LIBOR plus 2.75%.

NOTE 3 – CASH AND CASH EQUIVALENTS, ASSETS SEGREGATED PURSUANT TO REGULATIONS, AND DEPOSITS WITH CLEARING ORGANIZATIONS

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

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	March 31, 2012	September 30, 2011
	(in thousands)
Cash and cash equivalents:
Cash in banks	$2,870,287	$2,438,249
Money market investments	5,571	1,446
Total cash and cash equivalents (1)	2,875,858	2,439,695

Cash and securities segregated pursuant to federal regulations and other segregated assets (2)	3,458,364	3,548,683
Deposits with clearing organizations (3)	86,417	91,482
	$6,420,639	$6,079,860

(1)
The total amount presented includes $1.6 billion and $471 million of cash and cash equivalents as of March 31, 2012 and September 30, 2011, respectively, which are either on deposit at our wholly owned bank subsidiary Raymond James Bank, FSB  (effective February 1, 2012, Raymond James Bank, N.A.) (“RJ Bank”) or are otherwise invested by one of our subsidiaries on behalf of RJF.  The $1.6 billion at March 31, 2012 includes proceeds from the completion of certain equity and debt financing transactions related to the acquisition of Morgan Keegan which closed on April 2, 2012.  See Note 2 for more information.

(2)
Consists of cash maintained in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934. Raymond James & Associates, Inc., as a broker-dealer carrying client accounts, is subject to requirements related to maintaining cash or qualified securities in segregated reserve accounts for the exclusive benefit of its clients. Additionally, Raymond James Ltd. (“RJ Ltd.”) is required to hold client Registered Retirement Savings Plan funds in trust.

(3)	Consists of deposits of cash and cash equivalents or other short-term securities held by other clearing organizations or exchanges.

NOTE 4 – FAIR VALUE

For a further discussion of our valuation methodologies for assets, liabilities measured at fair value, and the fair value hierarchy, see Note 1, pages 83 – 87, in our 2011 Form 10-K.

There have been no material changes to our valuation methodologies since our year ended September 30, 2011.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

March 31, 2012	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of March 31, 2012
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$7	$150,273	$-		$-	$150,280
Corporate obligations	6,457	20,463	-		-	26,920
Government and agency obligations	24,316	23,206	-		-	47,522
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	51	128,513	-		-	128,564
Non-agency CMOs and asset-backed securities (“ABS”)	-	30,319	34		-	30,353
Total debt securities	30,831	352,774	34		-	383,639
Derivative contracts	-	117,362	-		(81,522)	35,840
Equity securities	20,031	3,316	-		-	23,347
Other securities	689	1,718	6,618		-	9,025
Total trading instruments	51,551	475,170	6,652		(81,522)	451,851
Available for sale securities:
Agency MBS and CMOs	-	256,670	-		-	256,670
Non-agency CMOs	-	144,825	633		-	145,458
Other securities	13	-	-		-	13
Auction rate securities (“ARS”):
Municipals	-	-	71,909	(3)	-	71,909
Preferred securities	-	-	102,092		-	102,092
Total available for sale securities	13	401,495	174,634		-	576,142
Private equity and other investments:
Private equity investments	-	-	181,446	(4)	-	181,446
Other investments	116,154	66	2,193		-	118,413
Total private equity and other investments	116,154	66	183,639		-	299,859
Other assets	-	82	-		-	82
Total assets at fair value on a recurring basis	$167,718	$876,813	$364,925		$(81,522)	$1,327,934
Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans(5)	$-	$55,142	$34,419		$-	$89,561
Loans held for sale(6)	-	57,655	-		-	57,655
Total bank loans, net	-	112,797	34,419		-	147,216
Other Real Estate Owned (“OREO”) (7)	-	4,649	-		-	4,649
Total assets at fair value on a nonrecurring basis(8)	$-	$117,446	$34,419		-	$151,865

(continued on next page)

March 31, 2012	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of March 31, 2012
	(in thousands)
	(continued from previous page)

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$-	$357	$-	$-	$357
Corporate obligations	-	505	-	-	505
Government obligations	66,030	-	-	-	66,030
Agency MBS and CMOs	142	-	-	-	142
Total debt securities	66,172	862	-	-	67,034
Derivative contracts	-	101,096	-	(98,030)	3,066
Equity securities	10,243	80	-	-	10,323
Total trading instruments sold but not yet purchased	76,415	102,038	-	(98,030)	80,423
Other liabilities	-	430	39	-	469
Total liabilities at fair value on a recurring basis	$76,415	$102,468	$39	$(98,030)	$80,892

(1)
We had no transfers of financial instruments from Level 1 to Level 2 during the three or six month periods ended March 31, 2012.  We had $436 thousand in transfers of financial instruments from Level 2 to Level 1 during the three and six month period ended March 31, 2012.  The transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)	Includes $45.8 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $19.1 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

(4)
Includes $99.8 million in private equity investments of which the weighted-average portion we own is approximately 22%.  Effectively, the economics associated with the portion of this investment we do not own becomes a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition, and amounted to approximately $77.9 million of that total as of March 31, 2012.

(5)
There was a $55 million transfer of impaired loans from Level 3 to Level 2 during the three month period ended March 31, 2012 due to the increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our analysis indicates that comparative sales data is a reasonable estimate of fair value, therefore, more consideration was given to this observable input.

(6)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(7)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

(8)
The adjustment to fair value of the nonrecurring fair value measures for the six months ended March 31, 2012 resulted in $10 million in additional provision for loan losses, as well as $790 thousand in other losses during the six month period.

September 30, 2011	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2011
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$8	$164,019	$375		$-	$164,402
Corporate obligations	4,137	23,470	-		-	27,607
Government and agency obligations	22,620	13,486	-		-	36,106
Agency MBS and CMOs	31	147,726	-		-	147,757
Non-agency CMOs and ABS	-	49,069	50		-	49,119
Total debt securities	26,796	397,770	425		-	424,991
Derivative contracts	-	126,867	-		(88,563)	38,304
Equity securities	17,908	3,274	15		-	21,197
Other securities	816	7,463	-		-	8,279
Total trading instruments	45,520	535,374	440		(88,563)	492,771
Available for sale securities:
Agency MBS and CMOs	-	178,732	-		-	178,732
Non-agency CMOs	-	145,024	851		-	145,875
Other securities	10	-	-		-	10
ARS:
Municipals	-	-	79,524	(3)	-	79,524
Preferred securities	-	-	116,524		-	116,524
Total available for sale securities	10	323,756	196,899		-	520,665
Private equity and other investments:
Private equity investments	-	-	168,785	(4)	-	168,785
Other investments	123,421	63	2,087		-	125,571
Total private equity and other investments	123,421	63	170,872		-	294,356
Other assets	-	2,696	-		-	2,696
Total assets at fair value on a recurring basis	$168,951	$861,889	$368,211		$(88,563)	$1,310,488

Assets at fair value on a nonrecurring basis:
Bank loans, net (5)	$-	$39,621	111,941	(7)	$-	$151,562
OREO(6)	-	11,278	-		-	11,278
Total assets at fair value on a nonrecurring basis	$-	$50,899	$111,941		$-	$162,840

Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$-	$607	$-		$-	$607
Corporate obligations	-	5,625	-		-	5,625
Government obligations	56,472	-	-		-	56,472
Agency MBS and CMOs	159	-	-		-	159
Total debt securities	56,631	6,232	-		-	62,863
Derivative contracts	-	112,457	-		(105,869)	6,588
Equity securities	6,488	211	-		-	6,699
Total trading instruments sold but not yet purchased	63,119	118,900	-		(105,869)	76,150
Other liabilities	-	20	40		-	60
Total liabilities at fair value on a recurring basis	$63,119	$118,920	$40		$(105,869)	$76,210

(1)
We had no significant transfers of financial instruments between Level 1 and Level 2 during the period ended September 30, 2011.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

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

(5)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.
(6)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

(7)	At September 30, 2011, Level 3 assets include residential first mortgage nonaccrual loans for which a charge-off had been recorded. See Note 7, pages 110 – 116 of our 2011 Form 10-K.

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended March 31, 2012 Level 3 assets at fair value (in thousands)
Financial assets											Financial liabilities
	Trading instruments				Available for sale securities			Private equity and other investments			Payables- trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities	Non- agency CMOs	ARS – municipals	ARS - Preferred securities	Private equity investments		Other investments	Other liabilities
Fair value December 31, 2011	$135	$37	$179	$5,635	$741	$74,707	$98,537	$162,074		$2,040	$(29)
Total gains (losses) for the period:
Included in earnings	9	-	15	(218)	(138)	-	-	8,026	(1)	154	(10)
Included in other comprehensive income	-	-	-	-	39	(2,798)	3,555	-		-	-
Purchases and contributions	-	-	-	5,189	-	-	-	12,895		-	-
Sales	-	-	(16)	(3,494)	-	-	-	-		(1)	-
Redemptions by issuer	-	-	-	-	-	-	-	-		-	-
Distributions	-	(3)	-	(494)	(9)	-	-	(1,549)		-	-
Transfers:
Into Level 3	-	-	-	-	-	-	-	-		-	-
Out of Level 3(2)	(144)	-	(178)	-	-	-	-	-		-	-
Fair value March 31, 2012	$-	$34	$-	$6,618	$633	$71,909	$102,092	$181,446		$2,193	$(39)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$-	$64	$-	$(218)	$(138)	$(2,798)	$3,555	$8,026	(1)	$117	$-

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $2.8 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests' share of the net valuation adjustments was a gain of approximately $5.2 million.

(2)
The transfers out of Level 3 were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Six months ended March 31, 2012 Level 3 assets at fair value (in thousands)
Financial assets											Financial liabilities
	Trading instruments				Available for sale securities			Private equity and other investments			Payables- trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities	Non- agency CMOs	ARS – municipals	ARS - Preferred securities	Private equity investments		Other investments	Other liabilities
Fair value September 30, 2011	$375	$50	$15	$-	$851	$79,524	$116,524	$168,785		$2,087	$(40)
Total gains (losses) for the period:
Included in earnings	89	(4)	11	(1,160)	(138)	(540)	(75)	8,030	(1)	107	1
Included in other comprehensive income	-	-	-	-	(54)	(7,468)	2,661	-		-	-
Purchases and contributions	-	-	16	5,189	-	475	475	15,262		-	-
Sales	(320)	-	(16)	(3,494)	-	-	-	-		(1)	-
Redemptions by issuer	-	-	-	-	-	(125)	(17,450)	-		-	-
Distributions	-	(12)	-	(494)	(26)	-	-	(10,631)		-	-
Transfers:
Into Level 3	-	-	152	6,577 (2)	-	43	-	-		-	-
Out of Level 3(3)	(144)	-	(178)	-	-	-	(43)	-		-	-
Fair value March 31, 2012	$-	$34	$-	$6,618	$633	$71,909	$102,092	$181,446		$2,193	$(39)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$-	$64	$-	$(218)	$(138)	$(7,930)	$2,661	$8,030	(1)	$52	$-
(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $2.8 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests' share of the net valuation adjustments was a gain of approximately $5.2 million.

(2)	During the six month period ended March 31, 2012, we transferred certain securities which were previously included in Level 2, non-agency CMOs and ABS.

(3)
The transfers out of Level 3 were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

Three months ended March 31, 2011 Level 3 assets at fair value (in thousands)
Financial assets								Financial liabilities
	Trading instruments			Available for sale securities	Private equity and other investments		Prepaid expenses and other assets	Payables-trade and other
	Municipal & provincial obligations	Non-agency CMOs & ABS	Equity securities	Non- agency CMOs	Private equity investments	Other investments	Other assets	Other liabilities
Fair value December 31, 2010	$6,076	$3,643	$3,225	$1,098	$159,586	$45	$25	$(46)
Total gains (losses) for the period:
Included in earnings	(388)	877	-	121	(478)	-	-	-
Included in other comprehensive income	-	-	-	(101)	-	-	-	-
Purchases, issues & settlements, net	-	(599)	(1,300)	(318)	(2,062)	-	-	-
Transfers:
Into Level 3	-	-	-	-	-	-	-	(3)
Out of Level 3	-	-	-	-	-	-	-	7
Fair value March 31, 2011	$5,688	$3,921	$1,925	$800	$157,046	$45	$25	$(42)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$(388)	$1,092	$-	$(81)	$(3,293)	$-	$-	$-

Six months ended March 31, 2011 Level 3 assets at fair value (in thousands)
Financial assets								Financial liabilities
	Trading instruments			Available for sale securities	Private equity and other investments		Prepaid expenses and other assets	Payables-trade and other
	Municipal & provincial obligations	Non-agency CMOs & ABS	Equity securities	Non- agency CMOs	Private equity investments	Other investments	Other assets	Other liabilities
Fair value September 30, 2010	$6,275	$3,930	$3,025	$1,011	$161,230	$45	$-	$(46)
Total gains (losses) for the period:
Included in earnings	(582)	740	-	121	(403)	-	-	-
Included in other comprehensive income	-	-	-	66	-	-	-	-
Purchases, issues & settlements, net	(5)	(749)	(1,100)	(398)	(3,781)	-	-	-
Transfers:
Into Level 3	-	-	-	-	-	-	25	(3)
Out of Level 3	-	-	-	-	-	-	-	7
Fair value March 31, 2011	$5,688	$3,921	$1,925	$800	$157,046	$45	$25	$(42)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$(777)	$1,144	$-	$(81)	$(3,298)	$-	$-	$-

As of March 31, 2012, 6.9% of our assets and 0.5% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2012 represent 27.5% of our assets measured at fair value, a substantial increase as compared to March 31, 2011 as a result of the repurchase of ARS that primarily occurred during the fourth quarter of fiscal year 2011 (see the ARS repurchase discussion in Note 18 on pages 130 – 131 of our 2011 Form 10-K).  As of March 31, 2011, 7.8% and 0.9% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of March 31, 2011 represented 14.2% of our assets measured at fair value.

Gains and losses included in earnings for the period are presented in net trading profits and other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

For the three months ended March 31, 2012	Net trading profits	Other revenues
	(in thousands)

Total (losses) gains for the period included in revenues	$(194)	$8,032
Change in unrealized (losses) gains for the period for assets held at the end of the reporting period	(154)	8,762

For the six months ended March 31, 2012	Net trading profits	Other revenues
	(in thousands)

Total (losses) gains for the period included in revenues	$(1,064)	$7,385
Change in unrealized (losses) gains for the period for assets held at the end of the reporting period	(154)	2,675

For the three months ended March 31, 2011	Net trading profits	Other revenues
	(in thousands)

Total gains (losses) for the period included in revenues	$489	$(357)
Change in unrealized gains (losses) for the period for assets held at the end of the reporting period	705	(3,374)

For the six months ended March 31, 2011	Net trading profits	Other revenues
	(in thousands)

Total gains (losses) for the period included in revenues	$158	$(282)
Change in unrealized gains (losses) for the period for assets held at the end of the reporting period	367	(3,379)

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table below includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at March 31, 2012 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:

Available for sale securities:
ARS:
Municipals	$45,822	Probability weighted internal scenario model:
		Scenario 1 - Recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades (in active markets) of other comparable securities	57% of par - 104% of par (59% of par)

		Scenario 2 – scenario of potential outcomes	Par value of scenario based possible outcomes(a)	70% of par- 93% of par (83% of par)

			Weighting assigned to weighted average of scenario 1	50%-60% (55%)
			Weighting assigned to weighted average of scenario 2	40%-50% (45%)
	$19,064	Recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades of other comparable securities (in inactive markets)	51% of par - 107% of par (64% of par)
			Comparability adjustments(b)	+/-5% of par (+/-5% of par)
	$7,023	Discounted cash flow	Average discount rate(c)	3.17% - 7.15% (4.68%)
			Average interest rates applicable to future interest income on the securities(d)	0.67% - 6.14% (4.30%)
			Prepayment year(e)	2014 - 2030 (2019)
Preferred securities	$102,092	Discounted cash flow	Average discount rate(c)	4.32% - 5.59% (5.09%)
			Average interest rates applicable to future interest income on the securities(d)	2.34% - 3.52% (3.17%)
			Prepayment year(e)	2012 - 2021 (2018)
Private equity investments:	$84,927	Market comparable companies	EBITDA multiple(f) Projected EBITDA growth(g)	5.75 – 6 (5.88) 7.9% - 14.5% (11.2%)
	$37,348	Discounted cash flow	Discount rate	15% - 15% (15%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2015 - 2015 (2015)
	$59,171	Transaction price or other investment-specific events(h)	Not meaningful(h)	Not meaningful(h)
Nonrecurring measurements:

Impaired loans : residential	$22,149	Discounted cash flow	Prepayment rate	0 yrs. – 12 yrs. (2.03 yrs.)
Impaired loans : corporate	$12,270	Appraisal or discounted cash flow(i)	Not meaningful(i)	Not meaningful(i)

(a)
Management utilizes an internal model which projects the outcome of various scenarios which management believes market participants are evaluating as likely possible outcomes impacting the value of the security.  Values presented represent the range of fair values associated with the various potential scenarios.

(b)
Management estimates that market participants apply this range of either discount or premium, as applicable, to the limited observable trade data in order to assess the value of the securities within this portfolio segment.

(c)	Represents amounts used when we have determined that market participants would take these discounts into account when pricing the investments.
(d)
Future interest rates are projected based upon a forward interest rate curve, plus a spread over such projected base rate that is applicable to each future period for each security within this portfolio segment.  The interest rates presented represent the average interest rate over all projected periods for securities within the portfolio segment.

(e)	Assumed year of at least a partial redemption of the outstanding security by the issuer.
(f)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(g)	Represents the projected growth in earnings before interest, taxes, depreciation and amortization (“EBITDA”) utilized in the valuation as compared to the prior periods reported EBITDA.
(h)
Certain direct private equity investments are valued initially at the transaction price until significant transactions or developments indicate that a change in the carrying values of these investments is appropriate.

(i)
The valuation techniques used for the impaired corporate loan portfolio as of March 31, 2012 were appraisals less selling costs for the collateral dependent loans, and discounted cash flows for the one remaining impaired loan that is not collateral dependent.

Qualitative disclosure about unobservable inputs

For our recurring fair value measurements categorized within Level 3 of the fair value hierarchy, the sensitivity of the fair value measurement to changes in significant unobservable inputs and interrelationships between those unobservable inputs are described below:

Auction rate securities:

One of the significant unobservable inputs used in the fair value measurement of auction rate securities presented within our available for sale securities portfolio relate to judgments regarding whether the level of observable trading activity is sufficient to conclude markets are active.  Where insufficient levels of trading activity are determined to exist as of the reporting date, then management’s assessment of how much weight to apply to trading prices in inactive markets versus management’s own valuation models could significantly impact the valuation conclusion.  The valuation of the securities impacted by changes in management’s assessment of market activity levels could be either higher or lower, depending upon the relationship of the inactive trading prices compared to the outcome of management’s internal valuation models.

The future interest rate and maturity assumptions impacting the valuation of the auction rate securities are directly related.  As short-term interest rates rise, due to the variable nature of the penalty interest rate provisions imbedded in most of these securities in the event auctions fail to set the security’s interest rate, then a penalty rate that is specified in the security increases.  These penalty rates are based upon a stated interest rate spread over what is typically a short-term base interest rate index.  Management estimates that at some level of increase in short-term interest rates, issuers of the securities will have the economic incentive to refinance (and thus prepay) the securities.  Therefore, the short-term interest rate assumption directly impacts the input related to the timing of any projected prepayment.  The faster and steeper short-term interest rates rise, the earlier prepayments will likely occur and the higher the fair value of the security.

Private equity investments:

The significant unobservable inputs used in the fair value measurement of private equity investments included within our other assets relate to the financial performance of the investment entity, and the markets required return on investments from entities in industries in which we hold investments.  Significant increases (or decreases) in either our investment entities future economic performance will have a directly proportional impact on the valuation results.  The value of our investment moves inversely with the market’s expectation of returns from such investments.  Should the market require higher returns from industries in which we are invested, all other factors held constant, our investments will decrease in value.  Should the market accept lower returns from industries in which we are invested, all other factors held constant, our investments will increase in value.

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of March 31, 2012, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

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

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value as of March 31, 2012 are as follows:

March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
Financial assets:
Bank loans, net(1)	$-	$-	$7,343,148	$7,343,148	$7,298,612

Financial liabilities:
Bank deposits	$-	$7,605,995	$318,021	$7,924,016	$7,913,846
Other borrowings	-	349,600	-	349,600	349,600
Corporate debt	363,720	926,855	-	1,290,575	1,205,664

(1)	Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statement of Financial Condition at March 31, 2012.

The estimated fair values and the carrying amounts of our financial instruments that are not carried at fair value as of September 30, 2011 are as follows:

	Estimated	Carrying
	fair value	amount
	(in thousands)
Financial assets:
Bank loans, net	$6,596,439	$6,547,914
Financial liabilities:
Bank deposits	7,745,607	7,739,322
Corporate debt	675,509	611,968

NOTE 5 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	March 31, 2012		September 30, 2011
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)

Municipal and provincial obligations	$150,280	$357	$164,402	$607
Corporate obligations	26,920	505	27,607	5,625
Government and agency obligations	47,522	66,030	36,106	56,472
Agency MBS and CMOs	128,564	142	147,757	159
Non-agency CMOs and ABS	30,353	-	49,119	-
Total debt securities	383,639	67,034	424,991	62,863

Derivative contracts	35,840	3,066	38,304	6,588
Equity securities	23,347	10,323	21,197	6,699
Other securities	9,025	-	8,279	-
Total	$451,851	$80,423	$492,771	$76,150

See Note 4 for additional information regarding the fair value of trading instruments and trading instruments sold but not yet purchased.

NOTE 6 – AVAILABLE FOR SALE SECURITIES

Available for sale securities are comprised of MBS and CMOs owned by RJ Bank, ARS and certain equity securities owned by our non-broker-dealer subsidiaries.  Refer to the discussion of our available for sale securities accounting policies, including the fair value determination process, on Note 1 pages 85 – 86 in our 2011 Form 10-K.

There were no proceeds from the sale of available for sale securities during the six month period ended March 31, 2012.  There were proceeds of $11.4 million from the sale of available for sale securities during the six month period ended March 31, 2011, which resulted in total losses of $209 thousand.

During the six month period ended March 31, 2012, ARS with an aggregate par value of $17.6 million were redeemed by their issuer at par; an insignificant gain was recorded in our Condensed Consolidated Statements of Income and Comprehensive Income on the ARS securities which were subject to these redemptions.

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
March 31, 2012:
Available for sale securities:
Agency MBS and CMOs	$255,832	$1,284	$(446)	$256,670
Non-agency CMOs (1)	179,282	-	(33,824)	145,458
Total RJ Bank available for sale securities	435,114	1,284	(34,270)	402,128

Auction rate securities:
Municipal obligations(2)	79,377	221	(7,689)	71,909
Preferred securities	99,431	2,661	-	102,092
Total auction rate securities	178,808	2,882	(7,689)	174,001

Other securities	3	10	-	13
Total available for sale securities	$613,925	$4,176	$(41,959)	$576,142

September 30, 2011:
Available for sale securities:
Agency MBS and CMOs	$178,120	$639	$(27)	$178,732
Non-agency CMOs (3)	192,956	-	(47,081)	145,875
Total RJ Bank available for sale securities	371,076	639	(47,108)	324,607

Auction rate securities:
Municipal obligations	79,524	-	-	79,524
Preferred securities	116,524	-	-	116,524
Total auction rate securities	196,048	-	-	196,048

Other securities	3	7	-	10
Total available for sale securities	$567,127	$646	$(47,108)	$520,665

(1)	As of March 31, 2012, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) was $27.8 million (before taxes).

(2)	As of March 31, 2012, the non-credit portion of OTTI recorded in AOCI was $7.5 million (before taxes).

(3)	As of September 30, 2011, the non-credit portion of OTTI recorded in AOCI was $37.9 million (before taxes).

See Note 4 for additional information regarding the fair value of available for sale securities.

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

	March 31, 2012
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	(in thousands)
Agency MBS & CMOs:
Amortized cost	$-	$84	$93,133	$162,615	$255,832
Carrying value	-	83	93,076	163,511	256,670
Weighted-average yield	-	0.36%	0.56%	0.80%	0.71%

Non-agency CMOs:
Amortized cost	$-	$-	$-	$179,282	$179,282
Carrying value	-	-	-	145,458	145,458
Weighted-average yield	-	-	-	3.15%	3.15%

Sub-total agency MBS & CMOs and non-agency CMOs:
Amortized cost	$-	$84	$93,133	$341,897	$435,114
Carrying value	-	83	93,076	308,969	402,128
Weighted-average yield	-	0.36%	0.56%	1.91%	1.59%

Auction rate securities:
Municipal obligations
Amortized cost	$-	$-	$553	$78,824	$79,377
Carrying value	-	-	543	71,366	71,909
Weighted-average yield	-	-	0.48%	0.76%	0.76%

Preferred securities:
Amortized cost	$-	$-	$-	$99,431	$99,431
Carrying value	-	-	-	102,092	102,092
Weighted-average yield	-	-	-	0.26%	0.26%

Sub-total auction rate securities:
Amortized cost	$-	$-	$553	$178,255	$178,808
Carrying value	-	-	543	173,458	174,001
Weighted-average yield	-	-	0.48%	0.48%	0.48%

Other securities:
Amortized cost	$-	$-	$-	$3	$3
Carrying value	-	-	-	13	13

Total available for sale securities:
Amortized cost	$-	$84	$93,686	$520,155	$613,925
Carrying value	-	83	93,619	482,440	576,142
Weighted-average yield	-	0.36%	0.56%	1.42%	1.29%

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(in thousands)

Agency MBS and CMOs	$74,057	$(410)	$13,888	$(36)	$87,945	$(446)
Non-agency CMOs	1,308	(10)	144,150	(33,814)	145,458	(33,824)
ARS municipal obligations	52,802	(7,689)	-	-	52,802	(7,689)
Total impaired securities	$128,167	$(8,109)	$158,038	$(33,850)	$286,205	$(41,959)

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(in thousands)

Agency MBS and CMOs	$23,366	$(6)	$17,702	$(21)	$41,068	$(27)
Non-agency CMOs	1,345	(93)	144,530	(46,988)	145,875	(47,081)
Total impaired securities	$24,711	$(99)	$162,232	$(47,009)	$186,943	$(47,108)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At March 31, 2012, of the 17 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, nine were in a continuous unrealized loss position for less than 12 months and eight for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

Non-agency CMOs

All individual non-agency securities are evaluated for OTTI on a quarterly basis.  Only those non-agency CMOs whose amortized cost basis we do not expect to recover in full are considered to be other than temporarily impaired as we have the ability and intent to hold these securities to maturity.  To assess whether the amortized cost basis of non-agency CMOs will be recovered, RJ Bank performs a cash flow analysis for each security.  This comprehensive process considers borrower characteristics and the particular attributes of the loans underlying each security.  Loan level analysis includes a review of historical default rates, loss severities, liquidations, prepayment speeds and delinquency trends.  The historical details, home prices and economic outlook are considered to derive assumptions of default rates, loss severities, delinquencies and prepayment speeds utilized in the discounted cash flow model to project security specific cash flows, which factors in the amount of credit enhancement specific to the security.  The difference between the present value of the cash flows expected and the amortized cost basis is the credit loss and is recorded as OTTI.

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	March 31, 2012
	Range	Weighted- average (1)

Default rate	0% - 36.8%	13.7%
Loss severity	14.9% - 71.7%	46.5%
Prepayment rate	0.07% - 17.4%	7.1%

             (1) Represents the expected activity for the next twelve months.

At March 31, 2012, 24 of the 25 non-agency CMOs were in a continuous unrealized loss position for 12 months or more and one was in that position for less than 12 months.  As of March 31, 2012 and including subsequent ratings changes, $34 million of the non-agency CMOs were rated investment grade by at least one rating agency, and $111 million were rated less than investment grade, which ranged from BB to D.  Given the comprehensive analysis process utilized, these ratings are not a significant factor in the overall OTTI evaluation process.  The unrealized losses at March 31, 2012 were primarily due to the continued interest rate volatility and uncertainty in the markets.

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

ARS

Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them (see the ARS repurchase discussion in Note 18 on pages 130 – 131 of our 2011 Form 10-K).  Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.

Within our municipal ARS holdings, we hold Jefferson County, Alabama Limited Obligation School Warrants ARS (“Jeff Co. Schools ARS”) and Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS (“Jeff Co. Sewers ARS”).  During the first quarter of our fiscal year 2012, Jefferson County, Alabama filed a voluntary petition for relief under Chapter 9 of the U.S. Bankruptcy Code in the U.S. District Court for the Northern District of Alabama.  During the six month period ended March 31, 2012, unrealized losses arose for both the Jeff Co. Schools ARS and the Jeff Co. Sewers ARS based upon a decrease in the fair values of these securities.  Based upon the available information as of March 31, 2012, we prepared cash flow forecasts for each of these two ARS for the purpose of determining the amount of any OTTI related to credit losses. We concluded there was no OTTI related to credit losses associated with the Jeff Co. Schools ARS as our expected cash flow forecast indicates that we expect to recover our cost basis in these securities.  Refer to the discussion below for the amount of OTTI related to credit losses which we determined regarding the Jeff Co. Sewers ARS.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands)

Amount related to credit losses on securities we held at the beginning of the period	$24,402	$20,995	$22,306	$18,816
Additions to the amount related to credit loss for which an OTTI was not previously recognized	-	213	462	213
Decreases to the amount related to credit loss for securities sold during the period	-	(6,744)	-	(6,744)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	1,337	3,006	2,971	5,185
Amount related to credit losses on securities we held at the end of the period	$25,739	$17,470	$25,739	$17,470

For the three and six months ended March 31, 2012 credit losses for which an OTTI was previously recognized were primarily due to high loss severities on individual loan collateral of certain non-agency CMOs and the expected continuation of high default levels and collateral losses into calendar year 2012.  For the six months ended March 31, 2012 credit losses related to securities for which an OTTI was not previously recognized arise from Jeff Co. Sewers ARS, and reflect the portion of our amortized cost basis that we do not expect to receive based upon the present value of our most recent projected cash flows for that security.

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

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each portfolio segment in RJ Bank's total loan portfolio:

	March 31, 2012		September 30, 2011
	Balance	%	Balance	%
	($ in thousands)

Loans held for sale, net(1)	$99,255	1%	$102,236	2%
Loans held for investment:
C&I loans	4,820,364	63%	4,100,939	61%
CRE construction loans	50,010	1%	29,087	-
CRE loans	937,570	12%	742,889	11%
Residential mortgage loans	1,726,132	23%	1,756,486	26%
Consumer loans	40,553	-	7,438	-
Total loans held for investment	7,574,629		6,636,839
Net unearned income and deferred expenses	(83,378)		(45,417)
Total loans held for investment, net(1)	7,491,251		6,591,422

Total loans held for sale and investment	7,590,506	100%	6,693,658	100%
Allowance for loan losses	(144,678)		(145,744)
Bank loans, net	$7,445,828		$6,547,914

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

RJ Bank purchased or originated $168.8 million and $277.9 million of loans held for sale during the three and six months ended March 31, 2012, respectively and $52.6 million and $81.8 million for the three and six months ended March 31, 2011, respectively.  There were proceeds from the sale of held for sale loans of $45.6 million and $65.7 million for the three and six months ended March 31, 2012, respectively, resulting in net gains of $307 thousand and $524 thousand, respectively.  There were proceeds from the sale of held for sale loans of $25 million and $51.3 million for the three and six months ended March 31, 2011, respectively, resulting in net gains of $315 thousand and $574 thousand, respectively.  These gains were recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income.

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Three months ended March 31,				Six months ended March 31,
	2012		2011		2012		2011
	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales
	(in thousands)

C&I loans(1)	$239,108	$26,358	$6,930	$12,912	$288,860	$32,238	$6,930	$15,879
CRE construction(1)	31,074	-	-	-	31,074	-	-	-
CRE loans(1)	121,402	-	-	-	121,402	-	-	-
Residential mortgage loans	4,720	-	460	-	33,104	-	40,423	-
Total	$396,304	$26,358	$7,390	$12,912	$474,440	$32,238	$47,353	$15,879

(1)
Includes a total of $367 million for a Canadian loan portfolio purchased during the three months ended March 31, 2012, which was comprised of $219 million C&I, $31 million of CRE construction and $117 million of CRE loans.

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	March 31, 2012	September 30, 2011
	($ in thousands)
Nonaccrual loans:
C&I loans	$6,230	$25,685
CRE loans	9,441	15,842
Residential mortgage loans:
First mortgage loans	86,970	90,992
Home equity loans/lines	171	67
Total nonaccrual loans	102,812	132,586

Accruing loans which are 90 days past due:
Residential mortgage loans:
First mortgage loans	-	690
Home equity loans/lines	-	47
Total accruing loans which are 90 days past due	-	737
Total nonperforming loans	102,812	133,323

Real estate owned and other repossessed assets, net:
CRE	6,178	7,707
Residential:
First mortgage	7,792	6,852
Home equity	13	13
Total	13,983	14,572
Total nonperforming assets, net	$116,795	$147,895
Total nonperforming assets, net as a % of RJ Bank total assets	1.30%	1.64%

The table of nonperforming assets above excludes $11.8 million and $10.3 million as of March 31, 2012 and September 30, 2011, respectively, of residential TDRs which were returned to accrual status in accordance with our policy.

As of March 31, 2012 and September 30, 2011, RJ Bank had no outstanding commitments on nonperforming loans.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $1.4 million and $2.5 million for the three and six months ended March 31, 2012, respectively and $2.1 million and $3.7 million for the three and six months ended March 31, 2011.  The interest income recognized on nonperforming loans was $324 thousand and $970 thousand for the three and six months ended March 31, 2012, respectively and $116 thousand and $417 thousand for the three and six months ended March 31, 2011.

The following table presents an analysis of the payment status of loans held for investment:

	30-59 days	60-89 days	90 days or more	Total past due	Current	Total loans held for investment (1)
	(in thousands)
As of March 31, 2012:

C&I loans	$231	$-	$-	$231	$4,820,133	$4,820,364
CRE construction loans	-	-	-	-	50,010	50,010
CRE loans	-	-	4,997	4,997	932,573	937,570
Residential mortgage loans:
First mortgage loans	10,429	6,520	60,349	77,298	1,621,118	1,698,416
Home equity loans/lines	338	-	65	403	27,313	27,716
Consumer loans	-	-	-	-	40,553	40,553
Total loans held for investment, net	$10,998	$6,520	$65,411	$82,929	$7,491,700	$7,574,629

As of September 30, 2011:

C&I loans	$-	$-	$-	$-	$4,100,939	$4,100,939
CRE construction loans	-	-	-	-	29,087	29,087
CRE loans	-	-	5,053	5,053	737,836	742,889
Residential mortgage loans:
First mortgage loans	6,400	6,318	61,870	74,588	1,651,181	1,725,769
Home equity loans/lines	88	-	114	202	30,515	30,717
Consumer loans	-	-	-	-	7,438	7,438
Total loans held for investment, net	$6,488	$6,318	$67,037	$79,843	$6,556,996	$6,636,839

(1)	Excludes any net unearned income and deferred expenses.

The following table provides a summary of RJ Bank’s impaired loans:

	March 31, 2012			September 30, 2011
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$6,230	$12,558	$3,400	$25,685	$26,535	$8,478
CRE loans	18	27	1	6,122	6,131	1,014
Residential mortgage loans:
First mortgage loans	79,489	119,732	10,300	83,471	123,202	10,226
Home equity loans/lines	128	128	18	128	128	20
Total	85,865	132,445	13,719	115,406	155,996	19,738

Impaired loans without allowance for loan losses:(2)
CRE loans	9,423	18,477	-	9,720	20,648	-
Residential - first mortgage loans	7,992	12,405	-	6,553	10,158	-
Total	17,415	30,882	-	16,273	30,806	-
Total impaired loans	$103,280	$163,327	$13,719	$131,679	$186,802	$19,738

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The table above includes $6.2 million C&I, $4.4 million CRE, $25.2 million residential first mortgage and $128 thousand residential home equity TDRs at March 31, 2012.  In addition, the table above includes $12 million C&I, $4.7 million CRE, $23.3 million residential first mortgage and $128 thousand residential home equity TDRs at September 30, 2011.

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended March 31,			Six months ended March 31,
	2012	2011		2012	2011
	(in thousands)
Average impaired loan balance:
C&I loans	$7,094	$-		$13,476	$-
CRE loans	13,309	46,923		14,567	46,998
Residential mortgage loans:
First mortgage loans	88,062	85,442	(1)	88,336	84,923	(1)
Home equity loans/lines	141	143		135	144
Total	$108,606	$132,508		$116,514	$132,065

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$251	$131	(1)	$643	$413	(1)
Home equity loans/lines	1	1		2	2
Total	$252	$132		$645	$415

(1)
In order to enhance the comparability of amounts presented, the March 31, 2011 amount includes nonaccrual loans, or related interest income, as applicable, for which a charge-off had been recorded. The amount originally reported for this period did not include such loans.

During the three and six months ended March 31, 2012 and 2011, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  The concessions granted for first mortgage residential loans were generally interest rate reductions and interest capitalization.  The table below presents the impact TDRs which occurred during the respective periods presented had on our condensed consolidated financial statements:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended March 31, 2012:
Residential – first mortgage loans	4	$1,197	$1,343

Three months ended March 31, 2011:
Residential – first mortgage loans	9	$3,930	$4,159

Six months ended March 31, 2012:
Residential – first mortgage loans	9	$3,411	$3,666

Six months ended March 31, 2011:
Residential – first mortgage loans	15	$6,696	$7,024
During the three and six months ended March 31, 2012, there were five and seven residential first mortgage TDRs with a recorded investment of $2.3 million and $3.2 million, respectively, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.  During the six months ended March 31, 2011, there were two residential first mortgage TDRs with a recorded investment of $736 thousand for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.  There were no TDRs for the three months ended March 31, 2011 for which there was a payment default and for which the respective loans were modified as TDRs within the 12 months prior to the default.

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

RJ Bank’s credit quality of its held for investment loan portfolio is as follows:

				Residential mortgage
	C&I	CRE construction	CRE	First mortgage	Home equity	Consumer	Total

	(in thousands)
As of March 31, 2012:
Pass	$4,656,534	$50,010	$788,680	$1,580,664	$27,417	$40,553	$7,143,858
Special mention (1)	125,604	-	107,654	29,561	128	-	262,947
Substandard (1)	31,996	-	36,792	88,191	171	-	157,150
Doubtful (1)	6,230	-	4,444	-	-	-	10,674
Total	$4,820,364	$50,010	$937,570	$1,698,416	$27,716	$40,553	$7,574,629

As of September 30, 2011:
Pass	$3,906,358	$29,087	$572,124	$1,607,327	$30,319	$7,438	$6,152,653
Special mention (1)	88,889	-	76,021	23,684	170	-	188,764
Substandard (1)	93,658	-	90,058	94,758	228	-	278,702
Doubtful (1)	12,034	-	4,686	-	-	-	16,720
Total	$4,100,939	$29,087	$742,889	$1,725,769	$30,717	$7,438	$6,636,839

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

The credit quality of RJ Bank’s residential first mortgage loan portfolio is additionally assessed utilizing updated loan-to-value (“LTV”) ratios.  RJ Bank further segregates all of its performing residential first mortgage loan portfolio with higher reserve percentages allocated to the higher LTV loans.  Current LTVs are updated using the most recently available information (generally on a quarter lag) and are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to change in the condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$292,339
LTV greater than 50% but less than 80%	413,981
LTV greater than 80% but less than 100%	259,248
LTV greater than 100%, but less than 120%	272,106
LTV greater than 120% but less than 140%	106,302
LTV greater than 140%	63,674
Total	$1,407,650

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

		Loans held for investment
	Loans held for sale	C&I	CRE construction		CRE		Residential mortgage	Consumer	Total

	(in thousands)
Three months ended March 31, 2012:
Balance at beginning of period:	$-	$84,086	$105		$30,427		$32,864	$21	$147,503
Provision for loan losses	-	2,235 (1)	636	(1)	(2,728	)(1)	4,985	26	5,154
Net charge-offs:
Charge-offs	-	(2,068)	-		(1,000)		(5,329)	-	(8,397)
Recoveries	-	-	-		118		222	5	345
Net charge-offs	-	(2,068)	-		(882)		(5,107)	5	(8,052)
Foreign exchange translation adjustment	-	47	8		18		-	-	73
Balance at March 31, 2012	$-	$84,300	$749		$26,835		$32,742	$52	$144,678

Six months ended March 31, 2012:
Balance at beginning of period:	$5	$81,267	$490		$30,752		$33,210	$20	$145,744
Provision for loan losses	(5)	8,203 (1)	251	(1)	(3,483	)(1)	7,584	60	12,610
Net charge-offs:
Charge-offs	-	(5,217)	-		(1,000)		(8,586)	(38)	(14,841)
Recoveries	-	-	-		548		534	10	1,092
Net charge-offs	-	(5,217)	-		(452)		(8,052)	(28)	(13,749)
Foreign exchange translation adjustment	-	47	8		18		-	-	73
Balance at March 31, 2012	$-	$84,300	$749		$26,835		$32,742	$52	$144,678

(1)
There were additional provisions for loan losses recorded during the three months ended March 31, 2012 of $3.3 million, $558 thousand, and $1.3 million for C&I, CRE construction, and CRE loans, respectively, related to a Canadian loan portfolio RJ Bank purchased during the period.

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total

	(in thousands)
Three months ended March 31, 2011:
Balance at beginning of period:	$48	$59,978	$2,672	$48,606	$34,698	$22	$146,024
Provision for loan losses	(44)	4,800	73	(1,122)	4,894	36	8,637
Net charge-offs:
Charge-offs	-	(82)	-	(3,481)	(5,790)	(40)	(9,393)
Recoveries	-	-	-	179	667	1	847
Net charge-offs	-	(82)	-	(3,302)	(5,123)	(39)	(8,546)
Balance at March 31, 2011	$4	$64,696	$2,745	$44,182	$34,469	$19	$146,115

Six months ended March 31, 2011:
Balance at beginning of period:	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084
Provision for loan losses	(19)	4,314	(1,728)	6,062	11,238	2	19,869
Net charge-offs:
Charge-offs	-	(82)	-	(9,930)	(12,105)	(40)	(22,157)
Recoveries	-	-	-	279	1,039	1	1,319
Net charge-offs	-	(82)	-	(9,651)	(11,066)	(39)	(20,838)
Balance at March 31, 2011	$4	$64,696	$2,745	$44,182	$34,469	$19	$146,115

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total

	(in thousands)
March 31, 2012:
Allowance for loan losses:
Individually evaluated for impairment	$-	$3,400	$-	$1	$3,223	$-	$6,624
Collectively evaluated for impairment	-	80,900	749	26,834	29,519	52	138,054
Total allowance for loan losses	$-	$84,300	$749	$26,835	$32,742	$52	$144,678
Loan category as a % of total recorded investment	1%	63%	1%	12%	23%	-	100%

Recorded investment:(1)
Individually evaluated for impairment	$-	$6,230	$-	$9,441	$25,371	$-	$41,042
Collectively evaluated for impairment	90,731	4,814,134	50,010	928,129	1,700,761	40,553	7,624,318
Total recorded investment	$90,731	$4,820,364	$50,010	$937,570	$1,726,132	$40,553	$7,665,360

September 30, 2011:
Allowance for loan losses:
Individually evaluated for impairment	$-	$8,478	$-	$1,014	$2,642	$-	$12,134
Collectively evaluated for impairment	5	72,789	490	29,738	30,568	20	133,610
Total allowance for loan losses	$5	$81,267	$490	$30,752	$33,210	$20	$145,744
Loan category as a % of total recorded investment	2%	61%	-	11%	26%	-	100%

Recorded investment:(1)
Individually evaluated for impairment	$-	$25,685	$-	$15,842	$23,453	$-	$64,980
Collectively evaluated for impairment	92,748	4,075,254	29,087	727,047	1,733,033	7,438	6,664,607
Total recorded investment	$92,748	$4,100,939	$29,087	$742,889	$1,756,486	$7,438	$6,729,587

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of either March 31, 2012 or September 30, 2011.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $10.9 million and $10.4 million at March 31, 2012 and September 30, 2011, respectively.

NOTE 8 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary.

We hold variable interests in the following VIE’s: Raymond James Employee Investment Funds I and II (the “EIF Funds”), a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”), certain low-income housing tax credit (“LIHTC”) funds (“LIHTC Funds”), various other partnerships and limited liability companies (“LLCs”)  involving real estate (“Other Real Estate Limited Partnerships and LLCs”) and certain funds formed for the purpose of making and managing investments in securities of other entities (“Managed Funds”).

Refer to Note 1, pages 94 – 97 in our 2011 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding the determinations of whether we are deemed to be the primary beneficiary of any VIEs which we hold a variable interest.  As of March 31, 2012, there have been no significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of, VIEs as described in the 2011 Form 10-K referenced above.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
March 31, 2012:
LIHTC Funds	$241,381	$105,659
Guaranteed LIHTC Fund(2)	85,322	1,094
Restricted Stock Trust Fund	15,219	9,852
EIF Funds	13,904	-
Total	$355,826	$116,605

September 30, 2011:
LIHTC Funds	$257,631	$121,908
Guaranteed LIHTC Fund(2)	87,811	10,424
Restricted Stock Trust Fund	8,099	4,630
EIF Funds	16,223	-
Total	$369,764	$136,962

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
	March 31, 2012	September 30, 2011
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$13,801	$18,317
Receivables, other	6,514	11,288
Investments in real estate partnerships held by consolidated variable interest entities	306,040	320,384
Trust fund investment in RJF common stock (1)	15,219	8,099
Prepaid expenses and other assets	14,851	17,197
Total assets	$356,425	$375,285
Liabilities and equity:
Loans payable of consolidated variable interest entities (2)	$90,950	$99,982
Trade and other payables	2,739	5,353
Intercompany payables	8,931	6,904
Total liabilities	102,620	112,239
RJF Equity	6,028	5,537
Noncontrolling interests	247,777	257,509
Total equity	253,805	263,046
Total liabilities and equity	$356,425	$375,285

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net loss of the VIEs which we consolidate and are included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which are not ours.

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Interest	$1	$1	$2	$1
Other	220	2,656	553	2,591
Total revenues	221	2,657	555	2,592
Interest expense	1,356	1,578	2,661	3,133
Net (expense) revenues	(1,135)	1,079	(2,106)	(541)

Non-interest expenses	11,257	5,990	16,188	9,661
Net loss including noncontrolling interests	(12,392)	(4,911)	(18,294)	(10,202)
Net loss attributable to noncontrolling interests	(12,357)	(4,629)	(18,785)	(9,628)
Net income (loss) attributable to RJF	$(35)	$(282)	$491	$(574)

Low-income housing tax credit funds

RJTCF is the managing member or general partner in approximately 77 separate low-income housing tax credit funds having one or more investor members or limited partners.   RJTCF has concluded that it is the primary beneficiary of 11 of the 76 non-guaranteed LIHTC Funds it has sponsored and, accordingly, consolidates these funds.  In addition, RJTCF consolidates the one Guaranteed LIHTC Fund it sponsors.  See Note 14 for further discussion of the guarantee obligation as well as other RJTCF commitments.

VIEs where we hold a variable interest but we are not the primary beneficiary

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but concluded we are not the primary beneficiary, are provided in the table below.

	March 31, 2012			September 30, 2011
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)

LIHTC Funds	$1,871,920	$716,776	$36,115	$1,582,764	$533,311	$37,733
Other Real Estate Limited Partnerships and LLCs	32,097	35,688	1,454	39,344	35,467	8,068
Total	$1,904,017	$752,464	$37,569	$1,622,108	$568,778	$45,801

VIEs where we hold a variable interest but we are not required to consolidate

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest are provided in the table below:

	March 31, 2012			September 30, 2011
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$13,322	$-	$830	$12,813	$-	$834

NOTE 9 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate:

	March 31, 2012		September 30, 2011
	Balance	Weighted- average rate (1)	Balance	Weighted- average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$5,060	0.01%	$4,183	0.01%
Demand deposits (non-interest-bearing)	19,237	-	21,663	-
Savings and money market accounts	7,581,697	0.04%	7,468,136	0.08%
Certificates of deposit	307,852	2.19%	245,340	2.37%
Total bank deposits(2)	$7,913,846	0.12%	$7,739,322	0.15%

(1)	Weighted-average rate calculation is based on the actual deposit balances at March 31, 2012 and September 30, 2011, respectively.

(2)	Bank deposits exclude affiliate deposits of approximately $3 million and $250 million at March 31, 2012 and September 30, 2011, respectively.

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

Scheduled maturities of certificates of deposit are as follows:

	March 31, 2012		September 30, 2011
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)

Three months or less	$10,024	$8,316	$7,403	$7,977
Over three through six months	3,899	10,362	6,408	6,153
Over six through twelve months	10,295	11,209	6,711	15,103
Over one through two years	21,045	24,323	19,567	19,862
Over two through three years	23,637	28,929	10,045	17,286
Over three through four years	30,374	34,309	29,136	36,271
Over four through five years	51,576	39,554	34,349	29,069
Total	$150,850	$157,002	$113,619	$131,721

Interest expense on deposits is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands)

Certificates of deposit	$1,633	$1,541	$3,121	$3,129
Money market, savings and NOW accounts(1)	704	1,799	1,459	3,628
Total interest expense on deposits	$2,337	$3,340	$4,580	$6,757

(1)
Interest expense on affiliate deposits for the three month period ended March 31, 2012 was insignificant.  For the six month period ended March 31, 2012, excludes interest expense on affiliate deposits of $75 thousand.

NOTE 10 – OTHER BORROWINGS

The following table details the components of other borrowings:

	March 31, 2012	September 30, 2011
	(in thousands)
Other borrowings:
Borrowings on secured lines of credit (1)	$99,000	$-
Borrowings on unsecured lines of credit (2)	250,600	-
Total other borrowings	$349,600	$-

(1)	Any borrowings on secured lines of credit are day-to-day and are generally utilized to finance certain fixed income securities.

(2)	Any borrowings on unsecured lines of credit are day-to-day and are generally utilized for cash management purposes.

As of March 31, 2012 and September 30, 2011, we had no advances outstanding from the Federal Home Loan Bank.

As of March 31, 2012, there were other collateralized financings outstanding in the amount of $137 million.  As of September 30, 2011, there were other collateralized financings outstanding in the amount of $188.8 million. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

NOTE 11 – CORPORATE DEBT

The following summarizes our corporate debt:

	March 31, 2012	September 30, 2011
	(in thousands)

Mortgage notes payable (1)	$51,056	$52,754
4.25% senior notes, due 2016, net of unamortized discount of $405 thousand and $455 thousand at March 31, 2012 and September 30, 2011, respectively (2)	249,595	249,545
8.60% senior notes, due 2019, net of unamortized discount of $37 thousand and $40 thousand at March 31, 2012 and September 30, 2011 , respectively (3)	299,963	299,960
5.625% senior notes, due 2024, net of unamortized discount of $994 thousand at March 31, 2012 (4)	249,006	-
6.90% senior notes, due 2042(5)	350,000	-
Other financings (6)	6,044	9,709
Total corporate debt	$1,205,664	$611,968

(1)
Mortgage notes payable pertain to mortgage loans on our headquarters office complex. These mortgage loans are secured by land, buildings, and improvements with a net book value of $57.9 million at March 31, 2012.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and a January 2023 maturity.

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

(4)
In March 2012, we sold in a registered underwritten public offering, $250 million in aggregate principal amount of 5.625% senior notes due April 2024. Interest on these senior notes is payable semi-annually. We may redeem some or all of these senior notes at any time prior to their maturity, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 50 basis points, plus accrued and unpaid interest thereon to the redemption date.

(5)
In March 2012, we sold in a registered underwritten public offering, $350 million in aggregate principal amount of 6.90% senior notes due March 2042. Interest on these senior notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15, commencing on June 15, 2012. On or after March 15, 2017, we may redeem some or all of the senior notes at any time at the redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.

(6)
This financing balance pertains to term loan financing of Raymond James European Securities, S.A.S. (“RJES”).  The term loan bears interest at a variable rate indexed to the Euro Interbank Offered Rate and is secured by certain assets of RJES.  The repayment terms include annual principal repayments and a September 2013 maturity.

Our corporate debt as of March 31, 2012, based upon its contractual terms, matures as follows:

March 31, 2012
(in thousands)

During the six months ending September 30, 2012	$4,720
Fiscal 2013	6,718
Fiscal 2014	3,860
Fiscal 2015	4,086
Fiscal 2016	253,920
Fiscal 2017 and thereafter	932,360
Total	$1,205,664

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives arising from our fixed income business operations

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

None of the derivatives described above are designated as fair value or cash flow hedges.

Derivatives arising from RJ Bank’s business operations

On February 29, 2012, a Canadian subsidiary of RJ Bank commenced operations as a result of a purchase of substantially all of a foreign bank’s Canadian corporate loan portfolio. U.S. subsidiaries of RJ Bank utilize forward foreign exchange contracts to hedge RJ Bank’s foreign currency exposure due to its non-U.S. dollar net investment.  RJ Bank has entered into three-month forward contracts which are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  The effective portion of the related gain or loss is recorded, net of tax, in shareholders’ equity as part of the cumulative translation adjustment component of AOCI with such balance impacting earnings in the event the net investment is sold or substantially liquidated.  Gains and losses on the undesignated portions of these derivative instruments as well as amounts representing hedge ineffectiveness are recorded in earnings in the Condensed Consolidated Statements of Income and Comprehensive Income.  Hedge effectiveness is assessed using a method that is based on changes in forward rates at each reporting period.  The measurement of hedge ineffectiveness is based on the beginning balance of the foreign net investment at the inception of the hedging relationship and performed using the hypothetical derivative method.  However, as the terms of the hedging instrument and hypothetical derivative match at inception, there is no expected ineffectiveness to be recorded in earnings.  Cash flows related to these derivative contracts are classified within operating activities in the Condensed Consolidated Statements of Cash Flows.

Description of the collateral we hold related to our derivative contracts

We elect to net-by-counterparty derivative contracts entered into by our fixed income trading group and RJ Bank’s U.S. subsidiaries.  Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all derivative transactions with each counterparty and, therefore, the fair value of those derivative contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex related to the interest rate swaps allow parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash, U.S. Treasury securities, or other marketable securities.  As we elect to net-by-counterparty the fair value of interest rate swap contracts, we also net-by-counterparty any cash collateral exchanged as part of the swap agreement.

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions aggregates to a net liability of $19 million at each of March 31, 2012 and September 30, 2011.  The cash collateral included in the net fair value of all open derivative liability positions aggregates to a net asset of $36.1 million and $37 million at March 31, 2012 and September 30, 2011, respectively.  Our maximum loss exposure under these interest rate swap contracts at March 31, 2012 is $36.5 million.

RJ Bank provides to its U.S. subsidiaries a guarantee of payment in the event of the subsidiaries’ default for exposure under the forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral on derivative contracts with the respective counterparties.  Our maximum loss exposure under these forward foreign exchange contracts at March 31, 2012 is $430 thousand.

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	March 31, 2012			September 30, 2011
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Other assets	$218,546	$69	Other assets	$-	$-

Derivatives not designated as hedging instruments:
Interest rate contracts	Trading instruments	$2,208,582	$117,362	Trading instruments	$2,248,150	$126,867
Forward foreign exchange contracts	Other assets	$42,105	$13	Other assets	$-	$-

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

	Liability derivatives
	March 31, 2012			September 30, 2011
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Trade and other payables	$137,343	$421	Trade and other payables	$-	$-

Derivatives not designated as hedging instruments:
Interest rate contracts	Trading instruments sold	$2,127,614	$101,096	Trading instruments sold	$1,722,820	$112,457
Forward foreign exchange contracts	Trade and other payables	$3,008	$9	Trade and other payables	$-	$-

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

Gains recognized on forward foreign exchange derivatives in AOCI totaled $248 thousand, net of income taxes, for the three and six month periods ended March 31, 2012.  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and six month periods ended March 31, 2012.  We did not enter into any forward foreign exchange derivative contracts during the year ended September 30, 2011.

See the table below for the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Three months ended March 31,		Six months ended March 31,
	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	2012	2011	2012	2011
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts	Net trading profits	$1,372	$1,993	$1,195	$4,507
Forward foreign exchange contracts	Other revenues	$87	$-	$87	$-

Risks associated with, and our risk mitigation related to, our derivative contracts

We are exposed to credit losses in the event of nonperformance by the counterparties to our interest rate and forward foreign exchange derivative agreements.  We perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements.  We may require collateral in the form of cash deposits from counterparties to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.  We are exposed to interest rate risk related to our interest rate derivative agreements.  We are also exposed to foreign exchange risk related to our forward foreign exchange derivative agreements.  We monitor exposure in our derivative agreements daily based on established limits with respect to a number of factors, including interest rate, foreign exchange spot and forward rates, spread, ratio, basis and volatility risks.  These exposures are monitored both on a total portfolio basis and separately for each agreement for selected maturity periods.

NOTE 13 – INCOME TAXES

For further discussion of income tax matters, see Note 1, page 94, and Note 17, pages 126 – 128, in our 2011 Form 10-K.

As of March 31, 2012 and September 30, 2011, our liability for unrecognized tax benefits was $6.3 million and $4.7 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.2 million and $3.8 million at March 31, 2012 and September 30, 2011, respectively.  We anticipate that the unrecognized tax benefits will not change significantly over the next twelve months.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of March 31, 2012 and September 30, 2011, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $1.7 million and $1.3 million, respectively.

Our effective tax rate of approximately 38.2% for the three month period ended March 31, 2012 is greater than the approximately 35.9% effective tax rate applicable to the prior year quarter.  The primary factors for this increase in our effective tax rate for the quarter ended March 31, 2012 were an increase in the average state tax rate component of this blended rate, and the effect of relatively consistent non-deductible expenses coupled with lower pre-tax earnings.  For the fiscal year-to-date period ended March 31, 2012, our effective rate of 38.75% approximates the prior year-to-date effective rate.

We file U. S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2011 for federal tax returns, fiscal year 2007 for state and local tax returns and fiscal year 2006 for foreign tax returns.  Our fiscal year 2011 and 2012 transactions are currently being examined under the Internal Revenue Service (“IRS”) Compliance Assurance Program.  This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. The fiscal year 2011 IRS audit and state audits in process are expected to be completed in fiscal year 2012.

NOTE 14 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

See Note 2 for a discussion of our outstanding commitments as of March 31, 2012 related to the acquisition of Morgan Keegan.  The acquisition transaction closed on April 2, 2012.

As of March 31, 2012, RJ Bank had not settled purchases of $32.8 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

RJ Bank has committed $2 million to a small business investment company which provides capital and long-term loans to small businesses.  As of March 31, 2012, we have invested $1.3 million of the committed amount and the distributions received have been insignificant.

See Note 18 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

In the normal course of business we enter into underwriting commitments. As of March 31, 2012, RJ&A had no open transactions involving such commitments.  Transactions involving such commitments of RJ Ltd. that were recorded and open at March 31, 2012 were approximately $7 million in Canadian dollars (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At March 31, 2012, we had client margin securities valued at $109.5 million pledged with a clearing organization to meet our requirement of $97.1 million.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting and/or retention purposes. These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us and, in most circumstances, require them to meet certain production requirements.  As of March 31, 2012 we had made commitments, to either prospects that have accepted our offer, or recently recruited producers, of approximately $26.8 million that have not yet been funded.

We have committed a total of $64.3 million, in amounts ranging from $200 thousand to $5 million, to 46 different independent venture capital or private equity partnerships.  In addition, we have a commitment totaling $38.2 million to two additional private equity limited partnerships.  As of March 31, 2012, we have invested $74.6 million of the committed amounts and have received $50.7 million in distributions.  We also control the general partner in two internally sponsored private equity limited partnerships to which we have committed $11.6 million.  As of March 31, 2012, we have invested $9.2 million, and have received $5.2 million in distributions.

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

RJTCF may make short-term loans or advances to project partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At March 31, 2012, cash funded to invest in either loans or investments in project partnerships was $42.8 million.

At March 31, 2012, the approximate market values of collateral received that we can repledge were:

Sources of collateral
(in thousands)

Securities purchased under agreements to resell and other collateralized financings	$338,664
Securities received in securities borrowed vs. cash transactions	193,108
Collateral received for margin loans	1,272,197
Securities received as collateral related to derivative contracts	7,877
Total	$1,811,846

Certain collateral was repledged. At March 31, 2012, the approximate market values of this portion of collateral and financial instruments that we own and pledged were:

Uses of collateral and trading securities
(in thousands)

Securities sold under agreements to repurchase	$144,461
Securities delivered in securities loaned vs. cash transactions	527,744
Collateral used for secured loans	113,313
Collateral used for cash loans	16,775
Collateral used for deposits at clearing organizations	127,234
Total	$929,527

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

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At March 31, 2012, the current exposure under these guarantees was $15.5 million, which were underwritten as part of the larger corporate credit relationships.  The outstanding interest rate swaps at March 31, 2012 have maturities ranging from March 2013 through October 2016.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of March 31, 2012.  The estimated total potential exposure under these guarantees is $17.2 million at March 31, 2012.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 12 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 12 for additional information regarding our interest rate swaps.

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At March 31, 2012, there were no outstanding performance guarantees in Argentina.

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

RJF has guaranteed the Borrowers performance under the Regions Credit Agreement.  See further discussion in Note 2.

RJF guarantees the existing mortgage debt of RJ&A of approximately $51.1 million.

RJTCF issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $1.8 million as of March 31, 2012.

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the performance guarantees, the conditions which would result in a payment by RJTCF under the guarantees have been satisfied, neither RJF nor RJTCF funded any obligations under such guarantees nor do either have any further obligations under such guarantees.  Further, based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any payments will be made to any of these third parties under the guarantee of the return on investment.  The maximum exposure to loss represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $44 million as of March 31, 2012.  Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next ten years, RJTCF is obligated to provide the investor with a specified return.  A $41.6 million financing asset is included in prepaid expenses and other assets, and a related $42.1 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of March 31, 2012. The maximum exposure to loss under this guarantee represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $49.9 million at March 31, 2012.

Legal matter contingencies

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 1, page 93, of our 2011 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.  As of March 31, 2012, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $10 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

NOTE 15 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands)
Interest income:
Margin balances	$13,252	$12,648	$26,954	$25,407
Assets segregated pursuant to regulations and other segregated assets	2,185	2,089	4,384	4,075
Bank loans, net of unearned income	77,587	66,381	149,609	140,585
Available for sale securities	2,093	2,890	4,183	6,446
Trading instruments	4,062	5,985	8,141	11,313
Stock loan	2,633	1,369	5,021	2,965
Other	7,040	5,449	12,656	10,406
Total interest income	108,852	96,811	210,948	201,197
Interest expense:
Brokerage client liabilities	574	840	1,183	1,734
Retail bank deposits	2,337	3,340	4,580	6,757
Trading instrument sold but not yet purchased	476	1,074	999	1,901
Stock borrow	491	400	951	909
Borrowed funds	822	924	1,792	2,294
Senior notes	11,046	6,523	20,353	13,046
Interest expense of consolidated VIEs	1,356	1,578	2,661	3,133
Other	814	8	1,437	1,417
Total interest expense	17,916	14,687	33,956	31,191
Net interest income	90,936	82,124	176,992	170,006
Less: provision for loan losses	(5,154)	(8,637)	(12,610)	(19,869)
Net interest income after provision for loan losses	$85,782	$73,487	$164,382	$150,137

NOTE 16 – SHARE-BASED COMPENSATION

On February 23, 2012, the 2012 Stock Incentive Plan (the “2012 Plan”) was approved by our shareholders.  The 2012 Plan serves as the successor to our 1996 Stock Option Plan for Key Management Personnel, 2007 Stock Option Plan for Independent Contractors, 2002 Incentive Stock Option Plan, Stock Option Plan for Outside Directors, 2005 Restricted Stock Plan and 2007 Stock Bonus Plan (the “Predecessor Plans”). Upon approval of the 2012 Plan by our shareholders, the Predecessor Plans terminated (except with respect to awards previously granted under the Predecessor Plans that remain outstanding). Under the 2012 Plan, we may grant 15,400,000 new shares in addition to the shares available for grant under the Predecessor Plans as of February 23, 2012.  The 1992 Incentive Stock Option Plan is not a Predecessor Plan and terminated on the date our shareholders approved the 2012 Plan (except with respect to awards previously granted under the 1992 Incentive Stock Option Plan that remain outstanding).  The 2012 Plan permits us to grant share-based and cash-based awards designed to be exempt from the limitation on deductible compensation under Section 162(m) of the Internal Revenue Code.  In our 2011 Form 10-K, our share-based compensation accounting policies are described in Note 1, page 94.  Other information relating to our employee and Board of Director share-based awards are outlined in our 2011 Form 10-K in Note 20, pages 132 – 136, while Note 21, pages 136 – 139, discusses our non-employee share-based awards.  For purposes of this report, we have combined our presentation of both our employee and Board of Director share-based awards with our non-employee share-based awards, both of which are described below.

Stock option awards

Expense and income tax benefits related to our stock option awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands)

Total share-based expense	$4,244	$3,852	$7,799	$8,977
Income tax benefits related to share-based expense	984	988	1,473	1,970

For the six months ended March 31, 2012, we realized $5 thousand of excess tax benefits related to our stock option awards.  During the three months ended March 31, 2012, we granted 266,567 stock options to employees and no stock options were granted to our independent contractor financial advisors.  During the six months ended March 31, 2012, we granted 1,531,417 stock options to employees and 46,900 stock options to our independent contractor financial advisors.  During the three and six months ended March 31, 2012, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2012 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)

Employees and directors	$19,083	3.3
Independent contractor financial advisors	1,013	3.3

The weighted-average grant-date fair value of stock option awards granted to employees for the three and six months ended March 31, 2012 is $13.48 and $9.66, respectively.

The fair value of each option grant awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model.  The weighted-average fair value for unvested options granted to independent contractor financial advisors as of March 31, 2012 is $14.83.

Restricted stock awards

During the three months ended March 31, 2012, we granted 143,035 restricted stock units to employees and 12,000 restricted stock units to outside directors.  During the six months ended March 31, 2012, we granted 1,181,671 restricted stock units to employees and 12,000 restricted stock units to outside directors.  No restricted stock units were granted to independent contractor financial advisors during the three months ended March 31, 2012.  There were 2,586 restricted stock units granted to independent contractor financial advisors during the six months ended March 31, 2012.

Expense and income tax benefits related to our restricted stock awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands)

Total share-based expense	$5,994	$5,063	$12,567	$10,174
Income tax benefits related to share-based expense	2,278	1,901	4,776	3,820

For the six months ended March 31, 2012, we realized $320 thousand of excess tax benefits related to our restricted stock awards.

Unrecognized pre-tax expense for restricted stock shares and restricted stock units granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2012 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)

Employees and directors	$62,505	3.6
Independent contractor financial advisors	1,137	1.9

The weighted-average grant-date fair value of restricted stock share and unit awards granted to employees and outside directors for the three and six months ended March 31, 2012 is $35.38 and $28.52, respectively.

The fair value of each restricted stock share awarded to our independent contractor financial advisors is valued on the date of grant and periodically revalued at the current stock price.  The weighted-average fair value for unvested restricted stock awards granted to independent contractor financial advisors as of March 31, 2012 is $36.53.

Stock bonus awards

During the three months ended March 31, 2012, we granted 15,610 restricted stock units to employees.  During the six months ended March 31, 2012, we granted 594,356 restricted stock units to employees.

Expense and income tax benefits related to our stock bonus awards granted to employees are presented below:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands)

Total share-based expense	$2,190	$1,874	$9,139	$7,216
Income tax benefits related to share-based expense	832	704	3,473	2,710

For the six months ended March 31, 2012, we realized $1.3 million of excess tax benefits related to our stock bonus awards.

Unrecognized pre-tax expense for share-based awards granted to employees, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of March 31, 2012 is $16.9 million and 2.2 years, respectively.  The weighted-average grant-date fair value of restricted stock share and unit awards granted to employees for the three and six months ended March 31, 2012 is $35.74 and $29.59, respectively.

NOTE 17 – REGULATIONS AND CAPITAL REQUIREMENTS

For a discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 22, pages 139 – 141, of our 2011 Form 10-K.

RJF, as a bank holding company, and RJ Bank, are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our and RJ Bank’s financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. RJF’s and RJ Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require RJF, as a bank holding company, and RJ Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). To be categorized as “well capitalized,” RJF must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of March 31, 2012:
Total capital (to risk-weighted assets)	$3,190,346	18.8%	$1,357,594	8.0%	$1,696,993	10.0%
Tier I capital (to risk-weighted assets)	3,028,181	17.9%	676,688	4.0%	1,015,033	6.0%
Tier I capital (to adjusted assets)	3,028,181	16.2%	747,699	4.0%	934,624	5.0%

At current capital levels, RJ Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” RJ Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed RJ Bank's category.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of March 31, 2012:
Total capital (to risk-weighted assets)	$1,098,232	13.3%	$661,467	8.0%	$826,833	10.0%
Tier I capital (to risk-weighted assets)	994,368	12.0%	330,733	4.0%	496,100	6.0%
Tier I capital (to adjusted assets)	994,368	11.3%	352,329	4.0%	440,411	5.0%

RJ Bank as of September 30, 2011:
Total capital (to risk-weighted assets)	$1,018,858	13.7%	$595,165	8.0%	$743,956	10.0%
Tier I capital (to risk-weighted assets)	925,212	12.4%	297,582	4.0%	446,374	6.0%
Tier I capital (to adjusted assets)	925,212	10.3%	360,961	4.0%	451,202	5.0%

RJ Bank calculates the Total Capital and Tier I Capital ratios in order to assess its compliance with both regulatory requirements and its internal capital policy in addition to providing a measure of underutilized capital should these ratios become excessive.  Capital levels are continually monitored to assess RJ Bank’s capital position.

The decrease in the Total Capital (to risk-weighted assets) ratio at March 31, 2012 compared to September 30, 2011 was primarily due to an increase in risk-weighted assets during the six month period ended March 31, 2012, resulting from our  utilization of low risk-weighted excess cash balances available at September 30, 2011 to fund significant corporate loan growth.  The increase in Tier I Capital (to adjusted assets) ratio at March 31, 2012 compared to September 30, 2011 was primarily due to earnings and a change from using period-end total assets to average total assets in the calculation as a result of RJ Bank’s conversion to reporting under the Consolidated Reports of Condition and Income (“Call Report”) during the six month period ended March 31, 2012.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	March 31, 2012	September 30, 2011
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	22.84%	27.02%
Net capital	$341,395	$409,869
Less: required net capital	(29,894)	(30,340)
Excess net capital	$311,501	$379,529

The net capital position of our wholly owned broker-dealer subsidiary Raymond James Financial Services, Inc. is as follows:

	March 31, 2012	September 30, 2011
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$16,824	$17,829
Less: required net capital	(250)	(250)
Excess net capital	$16,574	$17,579

The risk adjusted capital of our wholly owned broker-dealer subsidiary RJ Ltd., which is headquartered in Canada, is as follows (in Canadian dollars):

	March 31, 2012	September 30, 2011
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$72,217	$70,855
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$71,967	$70,605

At March 31, 2012, our other active domestic and international broker-dealers are in compliance with and met all net capital requirements.

NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

March 31, 2012
(in thousands)
Standby letters of credit	$184,232
Open end consumer lines of credit	81,752
Commercial lines of credit	1,854,760
Unfunded loan commitments	138,088

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of our actual future credit exposure or future liquidity requirements. We maintain a reserve to provide for potential losses related to the unfunded lending commitments. See Note 7 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of March 31, 2012, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $4.7 million and CDN $7.5 million, respectively.

NOTE 19 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$68,869	$80,917	$136,194	$162,640
Less allocation of earnings and dividends to participating securities (1)	(1,431)	(2,624)	(3,151)	(5,512)
Net income attributable to RJF common shareholders	$67,438	$78,293	$133,043	$157,128

Income for diluted earnings per common share:
Net income attributable to RJF	$68,869	$80,917	$136,194	$162,640
Less allocation of earnings and dividends to participating securities (1)	(1,421)	(2,609)	(3,137)	(5,495)
Net income attributable to RJF common shareholders	$67,448	$78,308	$133,057	$157,145

Common shares:
Average common shares in basic computation	129,353	122,396	126,201	121,752
Dilutive effect of outstanding stock options and certain restricted stock units	1,291	869	788	486
Average common shares used in diluted computation	130,644	123,265	126,989	122,238

Earnings per common share:
Basic	$0.52	$0.64	$1.05	$1.29
Diluted	$0.52	$0.64	$1.05	$1.29
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	68	339	199	2,569

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 2.7 million and 4.1 million for the three months ended March 31, 2012 and 2011, respectively.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 3 million and 4.3 million for the six months ended March 31, 2012 and 2011, respectively.  Dividends paid to participating securities amounted to $341 thousand and $533 thousand for the three months ended March 31, 2012 and 2011, respectively.  Dividends paid to participating securities amounted to $758 thousand and $1 million for the six months ended March 31, 2012 and 2011, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011

Dividends per common share - declared	$0.13	$0.13	$0.26	$0.26
Dividends per common share - paid	$0.13	$0.13	$0.26	$0.24

NOTE 20 – SEGMENT ANALYSIS

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

Information concerning operations in these segments of business is as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Private Client Group	$567,766	$556,632	$1,096,384	$1,076,063
Capital Markets	165,126	177,409	301,291	350,435
Asset Management	58,217	55,341	115,012	110,928
RJ Bank	83,136	69,099	160,552	146,540
Emerging Markets	8,527	11,962	13,179	20,551
Securities Lending	2,733	1,479	5,175	3,229
Proprietary Capital	13,390	(275)	13,863	395
Other	3,270	3,574	5,931	6,977
Intersegment eliminations	(12,312)	(8,477)	(22,717)	(18,041)
Total revenues	$889,853	$866,744	$1,688,670	$1,697,077

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$46,249	$45,990	$95,657	$101,730
Capital Markets	22,012	33,689	32,013	58,335
Asset Management	16,621	15,227	32,434	30,821
RJ Bank	57,313	42,256	110,316	88,720
Emerging Markets	(999)	1,192	(3,548)	1,513
Securities Lending	1,430	330	2,636	854
Proprietary Capital	3,741	(4,032)	3,676	(4,174)
Other	(34,870)	(8,415)	(50,836)	(21,048)
Pre-tax income excluding noncontrolling interests	111,497	126,237	222,348	256,751
Add: net loss attributable to noncontrolling interests	(3,595)	(1,999)	(9,798)	(5,767)
Income including noncontrolling interests and before provision for income taxes	$107,902	$124,238	$212,550	$250,984

Net interest income (expense):
Private Client Group	$18,384	$16,576	$35,903	$32,165
Capital Markets	977	1,911	2,174	3,428
Asset Management	10	24	26	52
RJ Bank	78,238	66,786	150,967	141,139
Emerging Markets	248	494	356	628
Securities Lending	2,142	968	4,070	2,055
Proprietary Capital	221	(20)	372	180
Other	(9,284)	(4,615)	(16,876)	(9,641)
Net interest income	$90,936	$82,124	$176,992	$170,006

The following table presents our total assets on a segment basis:

	March 31, 2012	September 30, 2011
	(in thousands)
Total assets:
Private Client Group (1)	$5,624,784	$5,581,214
Capital Markets (2)	1,686,682	1,478,974
Asset Management	66,240	61,793
RJ Bank	8,950,761	8,741,975
Emerging Markets	66,207	74,362
Securities Lending	550,197	817,770
Proprietary Capital	195,223	176,919
Other	2,135,282	1,073,988
Total	$19,275,376	$18,006,995

(1)	Includes $48 million of goodwill.

(2)	Includes $24 million of goodwill.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands)
Revenues:
United States	$781,467	$743,773	$1,492,465	$1,455,596
Canada	80,166	95,738	143,899	187,014
Europe	20,315	14,992	40,236	33,141
Other	7,905	12,241	12,070	21,326
Total	$889,853	$866,744	$1,688,670	$1,697,077

Pre-tax income excluding noncontrolling interests:
United States	$102,928	$112,149	$212,375	$228,921
Canada	9,550	15,252	13,511	27,798
Europe	(16)	(2,284)	(90)	(1,716)
Other	(965)	1,120	(3,448)	1,748
Total	$111,497	$126,237	$222,348	$256,751

Our total assets, classified by major geographic area in which they are held, are presented below:

	March 31, 2012	September 30, 2011
	(in thousands)
Total assets:
United States (1)	$17,460,307	$16,456,892
Canada(2)	1,716,299	1,436,505
Europe(3)	47,465	50,666
Other	51,305	62,932
Total	$19,275,376	$18,006,995

(1)	Includes $32 million of goodwill.

(2)	Includes $33 million of goodwill.

(3)	Includes $7 million of goodwill.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Quarter ended March 31, 2012 compared with the quarter ended March 31, 2011

In somewhat improved market conditions during the quarter, most of our businesses performed relatively well.  Our record net revenues of $872 million represented an 11% increase over the preceding quarter and a 2% increase over the prior year quarter.  Revenue increases in both our Private Client Group and Asset Management segments over the prior year were partially offset by decreases in our Capital Markets and Emerging Markets segments.  We realized net valuation increases on certain of our proprietary equity holdings which, although have a lesser impact on net income after consideration of the share of these investments we do not own, still had a favorable net impact on our results for the quarter.  Non-interest expenses increased $36 million, or 5%, from the prior year quarter primarily due to $20 million of acquisition related costs we incurred associated with the Morgan Keegan (hereafter defined) acquisition, which closed on April 2, 2012.  The portion of non-interest expenses attributable to our operations increased $17 million, or 2%, and primarily resulted from an increase in compensation related costs which is correlated with our increase in revenues.  In addition, there was a $3 million, or 40%, decrease in the bank loan loss provision, which was more than offset by increases in certain communications and information processing and business development expenses.

Our pre-tax income decreased $15 million, or 12%, as compared to the prior year quarter.  Our net income was $69 million, a $12 million, or 15%, decrease as compared to the prior year quarter.  However, after consideration of the acquisition related expenses we incurred during the quarter and $1.7 million of incremental interest expense we incurred as part of the pre-closing date execution of our Morgan Keegan purchase financing strategies, we generated an adjusted pre-tax income of a record $133 million (a non-GAAP measure) for the quarter which is $7 million, or 5%, greater than the prior year quarter.  Adjusted net income was $82 million (a non-GAAP measure) for the quarter which is $1 million, or 1%, greater than the prior year quarter.

As compared to the prior year quarter, our financial results were most significantly impacted by:

•
Our Private Client Group segment generated record net revenues of $566 million, a 2% increase over the prior year.  Pre-tax income of $46 million approximated the prior year level.  The increase in net revenues, including an increase in the portion which we consider being recurring, was more than offset by increases in non-interest expenses.

•
Our Asset Management segment generated $17 million of pre-tax income, a $1 million, or a 9% increase over the prior year level.  Assets under management increased to record high levels as of March 31, 2012.  Net inflows of client assets drove the increase as market values increased only marginally as compared to the prior year quarter end.

•
RJ Bank generated a $15 million, or 36%, increase in pre-tax income to a record $57 million.  The increase primarily resulted from an increase in net interest revenues from higher average loan balances and an increase in net interest spread and to a lesser extent, a lower loan loss provision resulting from improved credit quality as compared to the prior year.

•
We incurred acquisition related costs associated with our acquisition of Morgan Keegan of $19.6 million, plus an incremental $1.7 million of interest expense we incurred as we executed senior debt offerings during the quarter to fund the April 2, 2012 closing.

•
The $12 million, or 35%, decrease in the pre-tax income of our Capital Markets segment resulted from lower investment banking revenues in the current quarter than in the strong prior year quarter.  Results were also significantly impacted by decreases in equity institutional sales commissions resulting from this quarter’s less active new issue markets, which were only partially offset by increases in institutional fixed income commissions.

•
The $8 million, or 193%, increase in the pre-tax income (after consideration of the attribution to noncontrolling interests) generated by our Proprietary Capital segment was primarily driven by an increase in the valuation of one of our investments.

•
Our effective tax rate applicable to the quarter increased to 38.2% from the rate applicable in the prior year quarter of 35.9%, primarily resulting from an increase in the average state tax rate component of this blended rate, and the effect of relatively consistent non-deductible expenses coupled with lower pre-tax earnings.

On January 11, 2012, we entered into a definitive stock purchase agreement to acquire all of the issued and outstanding shares of Morgan Keegan & Company, Inc. and MK Holding, Inc. and its related affiliates (“Morgan Keegan”) from Regions Financial Corporation (“Regions”).  We completed this purchase transaction on April 2, 2012.  This acquisition expands both our private client wealth management and our capital markets businesses.  Morgan Keegan brings to us a strong private client business, one of the industry’s top fixed income groups, and a significant equity capital markets division. Headquartered in Memphis with 57 full-service offices in 20 states, Morgan Keegan had approximately 3,100 employees and approximately 1,000 financial advisors as of the date of our purchase. While an addition of this size is a departure from our focus on organic growth supplemented by individual hires and small acquisitions, it is not a departure from our overall strategy. We have used strategic mergers to grow throughout our history when the timing and pricing are right and, most importantly, when there is a strong cultural fit and clear path for integration.  With the addition of Morgan Keegan, we are one of the country’s largest wealth management and investment banking firms not headquartered on Wall Street, affording us even greater ability to support our financial advisors and retail and institutional clients.

With regard to regulatory changes that could impact our businesses, based on our review of the Dodd-Frank Act, and because of the nature of our businesses and our business practices, we presently do not expect the legislation to have a significant impact on our operations. However, because many of the regulations will result from further studies and are yet to be adopted by various regulatory agencies, the impact on our businesses remains uncertain.

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

Six months ended March 31, 2012 compared with the six months ended March 31, 2011

Our net revenues of $1.7 billion represent a 1% decrease compared to the prior year period.  Revenue increases in both our Private Client Group and Asset Management segments over the prior year period are more than offset by decreases in our Capital Markets and Emerging Markets segments.  Non-interest expenses increased $27 million, or 2%, from the prior year primarily due to $20 million of acquisition related costs we incurred specifically associated with the Morgan Keegan acquisition, which closed on April 2, 2012.  The portion of non-interest expenses attributable to our operations increased $8 million, or less than 1%, primarily resulting from increases in certain communications and information processing and business development expenses.  Offsetting those increases is a $7 million, or 37%, decrease in the bank loan loss provision.

Our pre-tax income decreased $34 million, or 13%, while our net income of $136 million represented a $26 million, or 16%, decrease as compared to the prior year period.  However, after consideration of the acquisition related expenses we incurred during the March, 2012 quarter and the $1.7 million of incremental interest expense we incurred during that quarter as part of the pre-closing date execution of our Morgan Keegan purchase financing strategies, we generated an adjusted pre-tax income of $244 million (a non-GAAP measure) for the six month period which is $13 million, or 5%, less than the prior year period.

Our financial results during the six month period were most significantly impacted by the factors described above for the most recent quarter unless otherwise noted:

•	A $22 million, or 24%, increase in the pre-tax income generated by RJ Bank.

•	A $26 million, or 45%, decrease in the pre-tax income of our Capital Markets segment.

•	A $6 million, or 6%, decrease in the pre-tax income of our Private Client Group segment resulting from increased non-interest expenses.

•
A $5 million decrease in the pre-tax income of our Emerging Markets segment.  Net revenues in this segment decreased by $7 million, or 36%, due to a decrease in investment banking revenues caused in part by the volatility in the global markets.

•	A $2 million, or 5%, increase in the pre-tax income generated by our Asset Management segment.

•	An $8 million, or 188%, increase in the pre-tax income (after consideration of the attribution to noncontrolling interests) generated by our Proprietary Capital segment

•
Our effective tax rate increased to 38.7% from the rate applicable in the prior period of 36.7%, primarily resulting from an increase in the average state tax rate component of this blended rate, and the effect of relatively consistent non-deductible expenses coupled with lower pre-tax earnings.

Segments

We currently operate through the following eight business segments: Private Client Group (“PCG”); “Capital Markets;” “Asset Management;” RJ Bank; “Emerging Markets;” “Securities Lending;” “Proprietary Capital” and certain corporate activities combined in the “Other” segment.

	Three months ended March 31,			Six months ended March 31,
	2012	2011	% change	2012	2011	% change
	($ in thousands)
Total company
Revenues	$889,853	$866,744	3%	$1,688,670	$1,697,077	-
Pre-tax income excluding noncontrolling interests	111,497	126,237	(12)%	222,348	256,751	(13)%

PCG
Revenues	567,766	556,632	2%	1,096,384	1,076,063	2%
Pre-tax income	46,249	45,990	1%	95,657	101,730	(6)%

Capital Markets
Revenues	165,126	177,409	(7)%	301,291	350,435	(14)%
Pre-tax income	22,012	33,689	(35)%	32,013	58,335	(45)%

Asset Management
Revenues	58,217	55,341	5%	115,012	110,928	4%
Pre-tax income	16,621	15,227	9%	32,434	30,821	5%

RJ Bank
Revenues	83,136	69,099	20%	160,552	146,540	10%
Pre-tax income	57,313	42,256	36%	110,316	88,720	24%

Emerging Markets
Revenues	8,527	11,962	(29)%	13,179	20,551	(36)%
Pre-tax (loss) income	(999)	1,192	(184)%	(3,548)	1,513	(335)%

Securities Lending
Revenues	2,733	1,479	85%	5,175	3,229	60%
Pre-tax income	1,430	330	333%	2,636	854	209%

Proprietary Capital
Revenues	13,390	(275)	NM	13,863	395	NM
Pre-tax income (loss)	3,741	(4,032)	193%	3,676	(4,174)	188%

Other
Revenues	3,270	3,574	(9)%	5,931	6,977	(15)%
Pre-tax loss	(34,870)	(8,415)	(314)%	(50,836)	(21,048)	(142)%

Intersegment eliminations
Revenues	(12,312)	(8,477)	(45)%	(22,717)	(18,041)	(26)%

Net interest analysis

We have certain assets and liabilities, not only held in our RJ Bank segment but also held in our PCG and Capital Markets segments, which are subject to changes in interest rates; these changes in interest rates have an impact on our overall financial performance. Given the relationship of our interest sensitive assets to liabilities held in each of these segments, an increase in short-term interest rates would result in an overall increase in our net earnings (we currently have more assets than liabilities with a yield that would be affected by a change in short-term interest rates).  A gradual increase in short-term interest rates would have the most significant favorable impact on our PCG and RJ Bank segments. The actual amount of any benefit would be dependent upon a variety of factors including, but not limited to, the change in balances, the rapidity and magnitude of the increase in rates, and the interest rates paid on client cash balances.

Quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 – Net Interest Analysis

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Three months ended March 31,
	2012			2011
	Average Balance(1)	Interest inc./exp.	Average yield/cost	Average Balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,506,662	$13,252	3.53%	$1,475,124	$12,648	3.48%
Assets segregated pursuant to regulations and other segregated assets	3,266,842	2,185	0.27%	1,987,364	2,089	0.43%
Bank loans, net of unearned income (2)	7,243,186	77,587	4.25%	6,227,876	66,381	4.26%
Available for sale securities	560,688	2,093	1.50%	410,061	2,890	2.86%
Trading instruments(3)	551,357	4,062	2.96%	630,514	5,985	3.81%
Stock loan	658,594	2,633	1.60%	541,643	1,369	1.01%
Other(3)	2,489,709	7,040	1.14%	1,825,050	5,449	1.20%
Total interest income	$16,277,038	108,852	2.69%	$13,097,632	$96,811	2.97%

Interest-bearing liabilities:
Brokerage client liabilities	$4,523,280	574	0.05%	$3,352,592	$840	0.10%
Bank deposits (2)	7,710,066	2,337	0.12%	6,727,510	3,340	0.20%
Trading instruments sold but not yet purchased(3)	106,966	476	1.79%	154,336	1,074	2.79%
Stock borrow	186,681	491	1.05%	214,949	400	0.74%
Borrowed funds	177,519	822	1.86%	118,322	924	3.13%
Senior notes	662,120	11,046	6.71%	299,957	6,523	8.60%
Loans payable of consolidated variable interest entities(3)	90,088	1,356	6.05%	107,952	1,578	5.86%
Other(3)	141,994	814	2.31%	49,675	8	0.06%
Total interest expense	$13,598,714	17,916	0.53%	$11,025,293	14,687	0.54%
Net interest income		$90,936			$82,124

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Net interest income increased $9 million, or 11%, as compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment increased $2 million, or 11%, resulting primarily from increased client margin balances and a slight increase in the interest rate earned on client margin balances despite the impact of more client assets entering our multi-bank sweep program which pays a fee in lieu of interest.

RJ Bank’s net interest income increased $11 million, or 17%.  RJ Bank’s net interest income increased as a result of an increase in average loans outstanding while the average loan portfolio yield remained nearly unchanged.  The increase in average loans included $400 million in loans acquired from Allied Irish Bank in Canada.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio decreased as compared to the prior year as a result of the Auction Rate Securities (“ARS”) we repurchased primarily during the quarter ended September 30, 2011 (refer to Item 3 on page 27 of our 2011 Form 10-K for a discussion of this ARS repurchase) which have a substantially lower weighted-average yield than the rest of the securities in this portfolio (see Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our available for sale securities).

Interest expense on senior notes increased approximately $4.5 million over the prior year.  The increase is primarily comprised of $2.7 million resulting from our April, 2011 4.25% senior notes offering, and $1.7 million arising from our March, 2012 issuance of $350 million 6.9% senior notes and our March, 2012 issuance of $250 million 5.625% senior notes.  Both of the March, 2012 debt offerings were part of our financing activities associated with funding the Morgan Keegan acquisition which closed on April 2, 2012.

Six months ended March 31, 2012 compared with the six months ended March 31, 2011 – Net Interest Analysis

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Six months ended March 31,
	2012			2011
	Average Balance(1)	Interest inc./exp.	Average yield/cost	Average Balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,516,408	$26,954	3.55%	$1,471,132	$25,407	3.46%
Assets segregated pursuant to regulations and other segregated assets	3,265,741	4,384	0.27%	1,881,697	4,075	0.43%
Bank loans, net of unearned income (2)	7,085,444	149,609	4.17%	6,201,056	140,585	4.40%
Available for sale securities	549,421	4,183	1.52%	432,318	6,446	2.99%
Trading instruments(3)	579,852	8,141	2.80%	628,899	11,313	3.59%
Stock loan	697,832	5,021	1.44%	572,388	2,965	1.04%
Other(3)	2,562,989	12,656	0.98%	1,721,108	10,406	1.21%
Total interest income	$16,257,687	210,948	2.60%	$12,908,598	201,197	3.28%

Interest-bearing liabilities:
Brokerage client liabilities	4,504,363	1,183	0.05%	3,171,554	1,734	0.11%
Bank deposits (2)	7,804,209	4,580	0.12%	6,635,251	6,757	0.20%
Trading instruments sold but not yet purchased(3)	117,928	999	1.69%	174,739	1,901	2.17%
Stock borrow	189,690	951	1.00%	220,797	909	0.82%
Borrowed funds	202,464	1,792	1.77%	121,542	2,294	3.76%
Senior notes	605,513	20,353	6.72%	299,957	13,046	8.60%
Loans payable of consolidated variable interest entities(3)	93,314	2,661	5.70%	97,370	3,133	6.42%
Other(3)	170,179	1,437	1.69%	73,726	1,417	3.83%
Total interest expense	$13,687,660	33,956	0.50%	$10,794,936	31,191	0.58%
Net interest income		$176,992			$170,006

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Net interest income increased $7 million, or 4%, as compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment increased $4 million, or 12%, resulting primarily from increased client margin balances and a slight increase in the interest rate earned on client margin balances despite the impact of more client assets entering our multi-bank sweep program which pays a fee in lieu of interest.

RJ Bank’s net interest income increased $10 million, or 7%.  RJ Bank’s net interest income in the prior year period included a $6 million correction of an accumulated interest income understatement of prior periods related to purchased residential loan pools. Excluding the impact of this correction recorded in the prior year period, RJ Bank’s net interest income increased $16 million over the comparable prior year period primarily as a result of an increase in average loans outstanding being partially offset by a decrease in the average loan portfolio yield.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio decreased as compared to the prior year as a result of the ARS we repurchased primarily during the quarter ended September 30, 2011 (refer to Item 3 on page 27 of our 2011 Form 10-K for a discussion of this ARS repurchase) which have a substantially lower weighted-average yield than the rest of the securities in this portfolio (see Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our available for sale securities).

Interest expense on senior notes increased approximately $7.3 million over the prior year.  The increase is primarily comprised of $5.4 million resulting from our April, 2011 4.25% senior notes offering, and $1.7 million arising from our March, 2012 issuance of $350 million 6.9% senior notes and our March, 2012 issuance of $250 million 5.625% senior notes.  Both of the March, 2012 debt offerings were part of our financing activities associated with funding the Morgan Keegan acquisition which closed on April 2, 2012.

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Securities commissions and fees	$468,663	1%	$465,670	$901,366	1%	$896,601
Interest	20,213	10%	18,413	39,657	8%	36,644
Account and service fees:
Client account and service fees	33,192	12%	29,579	64,603	5%	61,528
Mutual fund and annuity service fees	31,897	20%	26,654	63,890	25%	51,164
Client transaction fees	7,131	(24)%	9,382	13,986	(25)%	18,694
Correspondent clearing fees	784	(9)%	859	1,491	(17)%	1,794
Account and service fees – all other	67	29%	52	112	19%	94
Sub-total account and service fees	73,071	10%	66,526	144,082	8%	133,274
Other	5,819	(3)%	6,023	11,279	18%	9,544
Total revenues	567,766	2%	556,632	1,096,384	2%	1,076,063

Interest expense	1,829	-	1,837	3,754	(16)%	4,479
Net revenues	565,937	2%	554,795	1,092,630	2%	1,071,584

Non-interest expenses:
Sales commissions	349,969	1%	345,271	669,006	1%	660,210
Admin & incentive compensation and benefit costs	95,280	8%	87,996	183,912	8%	169,866
Communications and information processing	24,947	30%	19,216	44,745	29%	34,762
Occupancy and equipment	18,999	(2)%	19,467	36,697	(4)%	38,250
Business development	14,841	12%	13,259	28,630	6%	27,065
Clearance and other	15,652	(34)%	23,746	33,983	(15)%	39,923
Total non-interest expenses	519,688	2%	508,955	996,973	3%	970,076
Income before taxes and including noncontrolling interests	46,249	1%	45,840	95,657	(6)%	101,508
Noncontrolling interests	-		(150)	-		(222)
Pre-tax income excluding noncontrolling interests	$46,249	1%	$45,990	$95,657	(6)%	$101,730
Margin on net revenues	8.2%		8.3%	8.8%		9.5%

Through our PCG segment, we provide securities transaction and financial planning services to client accounts through the branch office systems of our broker-dealer subsidiaries located throughout the United States, Canada and the United Kingdom.  Our financial advisors offer a broad range of investments and services, including both third-party and proprietary products, and a variety of financial planning services.  We charge sales commissions or asset-based fees for investment services we provide to our PCG clients based on established schedules. Our financial advisors offer a number of professionally managed load mutual funds, as well as a selection of no-load funds.  Net interest revenue in the PCG segment is generated by customer balances, predominately the earnings on margin loans and assets segregated pursuant to regulations, less interest paid on customer cash balances (“Client Interest Program”).  The PCG segment earns a fee (in lieu of interest revenue) from the Raymond James Bank Deposit Program (“RJBDP”), a program where clients’ cash deposits in their brokerage accounts are re-deposited through a third-party service into interest-bearing deposit accounts at a number of banks. The RJBDP program enables clients to obtain up to $2.5 million in individual Federal Deposit Insurance Corporation (“FDIC”) deposit insurance coverage ($5 million for joint accounts) in addition to earning competitive rates for their cash balances.  This fee is eliminated in the intersegment eliminations.

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

Revenues of the PCG segment are correlated with total client assets under administration as well as the overall U.S. equities markets.  As of March 31, 2012, total client assets under administration amounted to $292 billion, an increase of 8.1% over the preceding quarter ended December 31, 2011 level and up 6.2% over the comparable prior year quarter ended March 31, 2011 level.

The following table presents the number of PCG financial advisors and investment advisor representatives as of the dates indicated:

	Employee	Independent contractors	Investment advisor representatives(1)	March 31, 2012 Total	March 31, 2011 Total
Private Client Group:
Raymond James & Associates (“RJ&A”)	1,327	-	-	1,327	1,276
Raymond James Financial Services, Inc. (“RJFS”)	-	3,205	243	3,448	3,470
Raymond James Limited (“RJ Ltd.”)	199	259	-	458	443
Raymond James Investment Services Limited (“RJIS”)	-	64	101	165	151
Total financial advisors and investment advisor representatives	1,526	3,528	344	5,398	5,340

	Employee	Independent contractors	Investment advisor representatives(1)	September 30, 2011 Total
Private Client Group:
RJ&A	1,311	-	-	1,311
RJFS	-	3,193	237	3,430
RJ Ltd.	198	254	-	452
RJIS	-	61	96	157
Total financial advisors and investment advisor representatives	1,509	3,508	333	5,350

(1)	Investment advisor representatives with custody only relationships.

Quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 – Private Client Group

PCG pre-tax results approximated the prior year’s quarter, generating approximately $46 million in each respective period.

The quarter’s record net revenues were $11 million, or 2% higher than the prior year quarter.  PCG’s pre-tax margin decreased slightly to 8.2% of net revenues compared to the prior year’s 8.3%.

Securities commissions and fees increased $3 million, or 1%.  Commissions arising from our U.S. operations increased over 3% as compared to the prior year period as equity market conditions in the U.S. markets were somewhat improved as compared to March, 2011 levels.  However, securities commissions and fees arising from our Canadian operations decreased 14% as compared to the prior year period and that, coupled with declines in the other foreign markets in which we operate, resulted in the modest overall increase in our securities commissions and fees.  Commissions generated from equity, fixed income, insurance and annuities all declined as compared to the prior year period; however, a significant increase in asset-based fees offset those decreases.

Mutual fund and annuity service fees increased $5 million, or 20%, primarily as a result of an increase in networking and omnibus fees which are paid by the mutual fund companies whose products we distribute.  During the past year, we have been implementing a change in the data sharing arrangements with many mutual fund companies from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  The largest portion of this conversion occurred midway through the prior fiscal year.

Client account and service fee revenues increased $4 million, or 12%, over the prior year primarily resulting from an increase in the fees we receive in lieu of interest earnings, from our multi-bank sweep program.  Fees increased as a result of higher balances in the program.

Partially offsetting the increases in net revenues described above, client transaction fees decreased $2 million, or 24%, primarily as a result of certain mutual fund relationships converting over the past year to a no-transaction fee program.  Under this program, we receive increased fees from mutual fund companies which are included within mutual fund and annuity service fee revenue described above, but our clients no longer pay us transaction fees on mutual fund trades within certain of our managed programs.

While total segment revenues increased 2%, the portion that we consider to be recurring increased to approximately 63% as of March 31, 2012 as compared to 60% as of March 31, 2011.  Assets in fee-based accounts at March 31, 2012 are $86 billion, an increase of 21% as compared to the $71 billion of assets in fee-based accounts at March 31, 2011.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds, variable annuities and insurance products, mutual fund service fees and interest.

PCG interest revenues increased by $2 million, or 10%, resulting from an increase in client margin balances and a slight increase in the interest rate earned on client margin balances despite the impact of more assets being swept into our multi-bank sweep program.

Non-interest expenses increased $11 million, or 2%, over the prior year.  Sales commission expense increased $5 million, or 1%, generally consistent with the increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $7 million, or 8%. The increase primarily results from increases in salaries and benefits due to increased headcount and annual salary increases.  Communications and information processing expense increased $6 million, or 30%, due to increases in certain computer software development costs and increases in other costs resulting from the additional reporting requirements we have under omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above).  Partially offsetting the increases described above, clearance and other expense decreased $8 million, or 34%, resulting primarily from favorable resolutions in a number of legal and other matters that have resulted in relatively low other expense levels in the current year.

Six months ended March 31, 2012 compared with the six months ended March 31, 2011 – Private Client Group

PCG pre-tax results decreased $6 million, or 6%, as compared to prior year.

Net revenues increased $21 million, or 2%.  PCG’s pre-tax margin decreased to 8.8% of net revenues compared to the prior year’s 9.5%.

Securities commissions and fees increased $5 million, or 1%.  Commissions arising from our U.S. operations increased approximately 3% as compared to the prior year period as equity market conditions in the U.S. markets, while choppy at best over the six month period, were somewhat improved as compared to March , 2011 levels.  However, securities commissions and fees arising from our Canadian operations decreased 15% as compared to the prior year period and that, coupled with declines in other foreign markets in which we operate, resulted in a modest overall increase in our securities commissions and fees.  Commissions generated from equity, fixed income, and mutual fund products each declined as compared to the prior year period; however, a significant increase in asset-based fees as well as increases in commissions on insurance and annuity products offset those decreases.

Mutual fund and annuity service fees increased $13 million, or 25%, primarily as a result of an increase in mutual fund networking and omnibus fees which are paid by the mutual fund companies whose products we distribute.  During the past year, we have been implementing a change in the data sharing arrangements with many mutual fund companies from networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  The largest portion of this conversion occurred midway through the prior fiscal year.

Client account and service fee revenues increased $3 million, or 5%, over the prior year primarily resulting from an increase in the fees we receive in lieu of interest earnings, from our multi-bank sweep program.  Fees increased as a result of higher balances in the program.

Partially offsetting the increases in net revenues described above, client transaction fees decreased $5 million, or 25%, primarily as a result of certain mutual fund relationships converting over the past year to a no-transaction fee program.  Under this program, we receive increased fees from mutual fund companies which are included within mutual fund and annuity service fee revenue described above, but our clients no longer pay us transaction fees on mutual fund trades within certain of our managed programs.

While total segment revenues increased 2%, the portion that we consider to be recurring continues to increase and is approximately 63% as of March 31, 2012 as compared to 61% as of September 30, 2011.  Assets in fee-based accounts at March 31, 2012 are $86 billion, an increase of 26% as compared to the $68 billion of assets in fee-based accounts at September 30, 2011.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds, variable annuities and insurance products, mutual fund service fees and interest.

PCG interest revenues increased $3 million, or 8%, resulting from an increase in client margin balances and a slight increase in the interest rate earned on client margin balances despite more assets being swept into our multi-bank sweep program.

Non-interest expenses increased $27 million, or 3%, over the prior year.  Sales commission expense increased $9 million, or 1%, generally consistent with the increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $14 million, or 8%. The increase primarily results from increases in salaries and benefits due to increased headcount and annual salary increases.  Communications and information processing expense increased $10 million, or 29%, due to increases in certain computer software development costs and increases in other costs resulting from the additional reporting requirements we have under omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above).  Partially offsetting the increases described above, clearance and other expense decreased $6 million, or 15%, resulting primarily from favorable resolutions in a number of legal and other matters that have resulted in relatively low other expense levels in the current year.

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$55,879	(19)%	$69,124	$105,236	(23)%	$137,213
Fixed income	35,984	20%	30,056	67,496	3%	65,708
Underwriting fees	23,014	(21)%	29,097	37,489	(42)%	64,969
Tax credit funds syndication fees	11,202	87%	6,003	15,677	54%	10,196
Mergers & acquisitions fees	17,438	(21)%	22,013	35,869	(8)%	38,908
Private placement fees	1,903	NM	75	3,821	NM	215
Trading profits	10,248	(22)%	13,063	17,381	1%	17,232
Interest	4,319	(30)%	6,162	8,666	(26)%	11,659
Other	5,139	183%	1,816	9,656	123%	4,335
Total revenues	165,126	(7)%	177,409	301,291	(14)%	350,435

Interest expense	3,342	(21)%	4,250	6,492	(21)%	8,230
Net revenues	161,784	(7)%	173,159	294,799	(14)%	342,205

Non-interest expenses:
Sales commissions	30,711	(6)%	32,824	58,699	(17)%	70,494
Admin & incentive compensation and benefit costs	81,116	5%	76,910	148,984	(5)%	156,664
Communications and information processing	12,151	12%	10,879	24,182	14%	21,241
Occupancy and equipment	6,332	18%	5,368	12,414	17%	10,610
Business development	7,846	3%	7,627	16,086	5%	15,367
Clearance and other	14,534	31%	11,136	22,147	12%	19,861
Total non-interest expenses	152,690	5%	144,744	282,512	(4)%	294,237
Income before taxes and including noncontrolling interests	9,094	(68)%	28,415	12,287	(74)%	47,968
Noncontrolling interests	(12,918)		(5,274)	(19,726)		(10,367)
Pre-tax income excluding noncontrolling interests	$22,012	(35)%	$33,689	$32,013	(45)%	$58,335

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

Quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 – Capital Markets

Pre-tax income in the Capital Markets segment decreased nearly $12 million, or 35%, as compared to the prior year driven by weaker equity capital markets not entirely offset by improved fixed income results.

Net revenues decreased by $11 million, or 7%, primarily resulting from a $13 million, or 19%, decrease in institutional equity sales commissions, a $6 million, or 21%, reduction in underwriting fees, a $5 million, or 21%, decrease in merger and acquisition fees, and a $3 million, or 22%, decrease in trading profits, which were partially offset by a $6 million, or 20%, increase in institutional fixed income sales commissions, a $5 million, or 87%, increase in tax credit fund syndication fees and an increase in private placement fees of $2 million.  Lingering concerns over the European debt crisis and the U.S. economy, as well as the continued low interest rate environment, continued to have negative impacts on the markets for the better part of the current quarter.  Although equity markets finished the quarter at levels higher than the prior year period, the equity markets remained sluggish for the better part of the quarter resulting in a less than robust market for public offerings.  Fixed income sales commissions increased over the prior year as the market conditions were more favorable for fixed income products.  The number of lead managed underwritings during the current quarter increased in our U.S. operations and decreased in our Canadian operations.  Similarly, the number of co-managed underwritings increased in our U.S. operations and decreased in our Canadian operations.  The prior year quarter was a particularly strong quarter for our Canadian operations but market conditions have slowed significantly in their markets over the past year.  Our tax credit fund syndication subsidiary sold approximately $197 million in tax credit fund equity investments to investors during the quarter, an increase of 86% over the volume sold in the prior year’s comparable period.

The current quarter trading profits increased $3 million, or 44%, as compared to the December 2011 quarter, but trailed the prior year quarter by $3 million, or 22%.  The trading profits generated during the quarter were led by municipal fixed income products which while strong, represent a decline from the comparable prior year period.

Non-interest expenses increased $8 million, or 5%, over the prior year.  Salary and benefits expense increased $8 million, or 29%, due to factors including: the addition of personnel, the annual increase in salary and benefits costs, and the inclusion of Raymond James European Securities, Inc. (“RJES”) in our consolidation effective as of April, 2011 when we acquired a controlling interest in that subsidiary.  Incentive compensation expenses decreased $4 million, or 9%, primarily due to lower profitability levels.  Sales commission expense decreased $2 million, or 6%, which is correlated with the decrease in overall institutional sales commission revenues of 7%.  The increase in other expense primarily resulted from an increase of approximately $5 million in losses of certain tax credit funds that we consolidate.  These losses are included in other expense but are attributable to the noncontrolling interests (see next paragraph) and, therefore, have almost no net impact on the segment’s pre-tax income.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds, which also impacts other revenue, interest expense, and other expenses within this segment (see Note 8 of the Notes to Condensed Consolidated Financial Statements for further details) as well as the impact of our consolidation of RJES, and reflects the portion of these consolidated entities which we do not own.  Total segment expenses attributable to noncontrolling interest increased by approximately $8 million as compared to the prior year.

Six months ended March 31, 2012 compared with the six months ended March 31, 2011 – Capital Markets

Pre-tax income in the Capital Markets segment decreased over $26 million, or 45%, as compared to the prior year.

Net revenues decreased by $47 million, or 14%, primarily resulting from a $32 million, or 23%, decrease in institutional equity sales commissions, a $27 million, or 42%, reduction in underwriting fees, a $3 million, or 8%, decrease in merger and acquisition fees, which were partially offset by increases of $5 million, or 54%, in tax credit fund syndication fees and $4 million in private placement fees.  Lingering concerns over the European debt crisis and the U.S. economy, as well as the continued low interest rate environment, negatively impacted the markets for the better part of the year, resulting in significantly lower equity institutional sales commissions and fewer public offerings.  The numbers of lead managed underwritings during the year has increased 25% in our U.S. operations, but have decreased 63% in our Canadian operations.  Similarly, the numbers of co-managed underwritings have increased 3% in our U.S. operations but decreased 29% in our Canadian operations. The prior year was a very strong period for our Canadian investment banking operations but market conditions have slowed significantly in their markets so far this year.

Trading profits for the current year yielded substantially similar results as compared to the prior year.   Current year trading profits arose primarily from fixed income products, led by municipal fixed income products.  Increased demand and a decrease in supply of municipal bonds in the market during the year have resulted in strong trading gains.

Non-interest expenses were $12 million, or 4%, lower than the prior year.  Incentive compensation expense decreased $24 million, or 24%, the result of variable compensation decreases due to lower revenues and profitability and a $5 million greater reversal of prior year bonus accruals than were made last year.  Sales commission expense decreased $12 million, or 17%, which is correlated with the 15% decrease in total institutional sales commission revenues.  Salary and benefits expense increased $16 million, or 27%, due to our investment in additional personnel, annual increases in salary and benefits, and our consolidation of RJES which was effective when we acquired a controlling interest in that subsidiary in April, 2011.  The increase in other expense results from an increase of $5 million in losses of certain tax credit funds that we consolidate.  These losses are included in other expense but are attributable to the noncontrolling interests (see next paragraph) and, therefore, have almost no net impact on the segment’s pre-tax income.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds, which also impacts other revenue, interest expense, and other expenses within this segment (see Note 8 of the Notes to Condensed Consolidated Financial Statements for further details) as well as the impact of our consolidation of RJES, and reflects the portion of these consolidated entities which we do not own.  Total segment expenses attributable to noncontrolling interest increased by approximately $9 million as compared to the prior year.

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Investment advisory fees	$48,538	8%	$45,088	$96,055	6%	$91,010
Other	9,679	(6)%	10,253	18,957	(5)%	19,918
Total revenues	58,217	5%	55,341	115,012	4%	110,928

Expenses:
Administrative and incentive compensation and benefit costs	20,317	6%	19,164	40,302	4%	38,656
Communications and information processing	4,165	4%	4,007	7,967	3%	7,717
Occupancy and equipment	817	(14)%	951	1,738	(11)%	1,960
Business development	1,660	(8)%	1,797	3,540	(3)%	3,654
Investment sub-advisory fees	6,509	(4)%	6,782	12,681	(4)%	13,165
Other	7,980	10%	7,263	15,746	15%	13,729
Total expenses	41,448	4%	39,964	81,974	4%	78,881
Income before taxes and including noncontrolling interests	16,769	9%	15,377	33,038	3%	32,047
Noncontrolling interests	148		150	604		1,226
Pre-tax income excluding noncontrolling interests	$16,621	9%	$15,227	$32,434	5%	$30,821

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

The following table reflects assets under management in managed programs that significantly impact segment results at the dates indicated:

	March 31, 2012	December 31, 2011	September 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(in millions)
Assets under management:
Eagle Asset Management, Inc.	$20,400	$17,828	$16,092	$18,514	$17,546	$15,567
Raymond James Consulting Services	9,121	8,634	8,356	9,088	8,791	8,458
Unified Managed Accounts	2,486	2,054	1,677	1,372	978	735
Freedom Accounts & other managed programs	11,168	10,115	9,523	10,348	9,628	8,791
Total assets under management	43,175	38,631	35,648	39,322	36,943	33,551

Less: Assets managed for affiliated entities	(3,864)	(3,703)	(3,579)	(3,685)	(3,580)	(3,544)
Net assets under management	$39,311	$34,928	$32,069	$35,637	$33,363	$30,007

As of March 31, 2012, approximately 83% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Generally, about 55% of our investment advisory fees recorded in a quarter are determined based on balances at the beginning of a quarter, approximately 25% are based on balances at the end of the quarter and the remaining 20% are computed based on average assets throughout the quarter.

The following table reflects assets under management in non-managed programs that significantly impact segment results at the dates indicated:

	March 31, 2012	December 31, 2011	September 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(in millions)
Passport	$27,760	$25,371	$24,008	$25,384	$24,006	$22,708
Ambassador	16,310	14,573	13,555	13,013	11,655	10,479
Other non-managed fee-based assets	2,627	2,369	2,196	2,439	2,177	2,023
Total	$46,697	$42,313	$39,759	$40,836	$37,838	$35,210

As of March 31, 2012, approximately 17% of investment advisory fees recorded in this segment are earned from assets held in non-managed programs and all such investment advisory fees are determined based on balances at the beginning of the quarter.

Quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 – Asset Management

Pre-tax income in the Asset Management segment increased over $1 million, or 9%, as compared to the prior year.

Investment advisory fee revenue increased by over $3 million, or 8%, generated by an increase in assets under management.  Total assets under management are $3.9 billion more at March 31, 2012 than they were as of March 31, 2011, an increase of 9.8%.  Of this increase, approximately $3.7 billion results from net inflows of client assets, and the remaining portion of the increase results from an increase in market values.

Expenses increased by approximately $1.5 million, or 4%, primarily resulting from a $1 million, or 6%, increase in administrative and performance based incentive compensation, and a $700 thousand, or 10%, increase in other expenses.  A significant portion of the increase in other expense is due to increases in the costs incurred to make certain funds sponsored by Eagle available as investment choices on the platforms of other broker-dealers.

Six months ended March 31, 2012 compared to the six months ended March 31, 2011 – Asset Management

Pre-tax income in the Asset Management segment increased nearly $2 million, or 5%, as compared to prior year.

Investment advisory fee revenue increased by $5 million, or 6%, generated by an increase in assets under management.  Total assets under management are $3.9 billion more at March 31, 2012 than they were as of March 31, 2011, an increase of 9.8%. Of this increase, approximately $3.7 billion results from net inflows of client assets, and the remaining portion of the increase results from an increase in market values.

Expenses increased by approximately $3 million, or 4%, primarily resulting from a $1.6 million, or 4%, increase in administrative and performance based incentive compensation, and a $2 million, or 15%, increase in other expenses.  A significant portion of the increase in other expense is due to increases in the costs incurred to make certain funds sponsored by Eagle available as investment choices on the platforms of other broker-dealers.  In addition the increase includes greater third-party expenses of Raymond James Trust incurred in the performance of certain of its obligations to clients.

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Interest income	$80,581	15%	$70,249	$155,674	5%	$148,561
Interest expense	2,343	(32)%	3,463	4,707	(37)%	7,422
Net interest income	78,238	17%	66,786	150,967	7%	141,139
Other (loss) income	2,555	322%	(1,150)	4,878	341%	(2,021)
Net revenues	80,793	23%	65,636	155,845	12%	139,118
Non-interest expenses:
Employee compensation and benefits	4,419	22%	3,636	8,599	17%	7,370
Communications and information processing	677	18%	572	1,431	41%	1,016
Occupancy and equipment	211	-	210	382	(3)%	392
Provision for loan losses	5,154	(40)%	8,637	12,610	(37)%	19,869
FDIC insurance premiums	1,297	(51)%	2,623	2,483	(54)%	5,454
Affiliate deposit account servicing fees	6,551	52%	4,307	12,319	23%	10,014
Other	5,171	52%	3,395	7,705	23%	6,283
Total non-interest expenses	23,480	-	23,380	45,529	(10)%	50,398
Pre-tax income	$57,313	36%	$42,256	$110,316	24%	$88,720

During the period ended March 31, 2012, RJ Bank became a national bank, regulated by the OCC, which provides corporate, residential and consumer loans, as well as Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank is active in corporate loan syndications and participations, and also purchases commercial loans in the secondary market.  When available, residential whole loan packages meeting our underwriting standards are purchased to hold for investment.  RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Three months ended March 31,			Six months ended March 31,
	2012	2011		2012	2011
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$(2,068)	$	(82)	$(5,217)	$(82)
CRE loans	(882)		(3,302)	(452)	(9,651)
Residential/mortgage loans	(5,107)		(5,123)	(8,052)	(11,066)
Consumer loans	5		(39)	(28)	(39)
Total	$(8,052)		$(8,546)	$(13,749)	$(20,838)

	March 31, 2012	September 30, 2011
	(in thousands)
Allowance for loan losses:
Loans held for sale	$-	$5
Loans held for investment:
C&I loans	84,300	81,267
CRE construction loans	749	490
CRE loans	26,835	30,752
Residential/mortgage loans	32,742	33,210
Consumer loans	52	20
Total	$144,678	$145,744

Nonperforming assets:
Nonperforming loans:
C&I loans	$6,230	$25,685
CRE loans	9,441	15,842
Residential mortgage loans:
Residential mortgage loans	86,970	91,682
Home equity loans/lines	171	114
Total nonperforming loans	102,812	133,323
Other real estate owned:
CRE	6,178	7,707
Residential:
First mortgage	7,792	6,852
Home equity	13	13
Total other real estate owned	13,983	14,572
Total nonperforming assets	$116,795	$147,895

	March 31, 2012	September 30, 2011
	(in thousands)
Total loans:
Loans held for sale, net(1)	$99,255	$102,236
Loans held for investment:
C&I loans	4,820,364	4,100,939
CRE construction loans	50,010	29,087
CRE loans	937,570	742,889
Residential/mortgage loans	1,726,132	1,756,486
Consumer loans	40,553	7,438
Net unearned income and deferred expenses	(83,378)	(45,417)
Total loans held for investment	7,491,251	6,591,422
Total loans	$7,590,506	$6,693,658

(1)	Net of unearned income and deferred expenses.

Quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $15 million, or 36%, as compared to the prior year.  The improvement in pre-tax income was attributable to an increase of $15 million, or 23%, in net revenue, and a $3 million, or 40%, decrease in the provision for loan losses, offset by a $3 million, or 23%, increase in non-interest expenses.

Net revenue was positively impacted by an increase of $11 million in net interest income, a decrease of $1 million  in other-than-temporarily impaired (“OTTI”) losses on our available for sale securities portfolio and a $1 million foreign currency transaction gain.

Net interest income increased primarily as a result of a $1 billion, or 16%, increase in average loans outstanding which was driven by a $1.1 billion, or 26%, increase in average corporate loans outstanding, offset by a $154 million, or 8%, decrease in the average residential portfolio outstanding.  Average corporate loans outstanding include the impact of the $400 million Canadian loan portfolio purchased on February 29, 2012.  The average loan portfolio yield was virtually unchanged totaling 4.25%, compared to 4.26% in the prior year period as an increase in the corporate portfolio yield was offset by a decrease in the yield on the residential portfolio. Average interest-earning banking assets increased $1.2 billion as a result of the $1 billion increase in average loans, an increase of $204 million in average cash balances and a decrease of $61 million in average investments. The net interest margin increased 0.02% from the prior year quarter to 3.55% due to a 0.05% decrease in the yield on earning assets offset by a decrease in the average cost of funds.

Corresponding to the increase in interest-earning banking assets, average interest-bearing banking liabilities increased $1 billion, or 15%, to $7.7 billion.

The provision for loan losses as compared to the prior year quarter was impacted by a significant reduction in CRE nonperforming loans, improved credit characteristics of certain problem loans, and the reduction of the balance of residential nonperforming loans. In addition, somewhat improved economic conditions relative to the prior year quarter has limited the number of new problem loans. The current quarter provision for loan losses reflects an additional $5 million resulting from the Canadian loans purchased during the period.  Net loan charge-offs decreased $1 million to $8 million compared to the prior year quarter.

Nonperforming loans decreased $9 million, or 8%, compared to December 31, 2011, which was almost entirely due to the change in corporate nonperforming loans.

The unrealized loss on our available for sale securities portfolio was $33 million, compared to $50 million as of December 31, 2011.  Despite the market value improvement during the quarter, the unrealized loss continued to reflect wide interest rate spreads across market sectors related to the continued uncertainty in the residential non-agency collateralized mortgage obligation (“CMOs”) market.

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the years indicated:

	Three months ended March 31,
	2012			2011
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale	$94,485	$503	2.14%	$31,063	$223	2.90%
Loans held for investment
C&I loans	4,566,963	53,848	4.68%	3,432,915	38,673	4.51%
CRE construction loans	35,038	949	10.71%	60,979	583	3.82%
CRE loans	785,005	8,083	4.07%	801,865	7,957	3.97%
Residential mortgage loans	1,738,903	14,053	3.20%	1,894,877	18,919	3.99%
Consumer loans	22,792	151	2.65%	6,177	26	1.73%
Total loans, net	7,243,186	77,587	4.25%	6,227,876	66,381	4.26%

Agency mortgage-backed securities (“MBS”)	203,938	419	0.82%	187,211	358	0.77%
Non-agency CMOs	183,253	1,425	3.11%	222,851	2,523	4.53%
Money market funds, cash and cash equivalents	964,383	568	0.24%	783,715	567	0.29%
Federal Home Loan Bank (“FHLB”) stock and other	131,673	582	1.77%	146,816	420	1.16%
Total interest-earning banking assets	8,726,433	$80,581	3.66%	7,568,469	$70,249	3.71%

Non-interest-earning banking assets:
Allowance for loan losses	(144,774)			(144,872)
Unrealized loss on available for sale securities	(44,354)			(40,318)
Other assets	243,039			241,318
Total non-interest-earning banking assets	53,911			56,128
Total banking assets	$8,780,344			$7,624,597

Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$298,447	$1,633	2.19%	$220,037	$1,541	2.84%
Money market, savings, and NOW accounts(2)	7,411,619	704	0.04%	6,507,473	1,799	0.11%
FHLB advances and other	31,9051	6	0.07%	13,692	123	3.61%
Total interest-bearing banking liabilities	7,741,971	$2,343	0.12%	6,741,202	$3,463	0.21%

Non-interest-bearing banking liabilities	62,511			58,276

Total banking liabilities	7,804,482			6,799,478
Total banking shareholder’s equity	975,862			825,119
Total banking liabilities and shareholders’ equity	$8,780,344			$7,624,597
(continued on next page)

	Three months ended March 31,
	2012				2011
	Average balance	Interest inc./exp.	Average yield/ cost		Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
	(continued from previous page)
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$984,462	$78,238			$827,267	$66,786

Bank net interest::
Spread			3.54	%(3)			3.48%
Margin (net yield on interest-earning banking assets)			3.55	%(3)			3.50%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			112.72%				111.65%
Return on average:
Total banking assets			1.65%				1.04%
Total banking shareholder's equity			14.83%				9.93%
Average equity to average total banking assets			11.11%				10.45%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended March 31, 2012 and 2011 was $12 million and $10 million, respectively.

(2)	Negotiable Order of Withdrawal (“NOW”) account.

(3)
Excluding the impact of excess RJBDP deposits held during the three month period ended March 31, 2012, the net interest spread and margin was 3.75% and 3.76% at March 31, 2012, respectively.  These deposits arose from higher cash balances in firm client accounts due to the market volatility, thus exceeding the RJBDP capacity at outside financial institutions in the program.  These deposits were invested in short term liquid investments producing very little net interest spread.

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
	2012 compared to 2011
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$456	$(176)	$280
Loans held for investment
C&I loans	12,775	2,400	15,175
CRE construction loans	(248)	614	366
CRE loans	(167)	293	126
Residential mortgage loans	(1,557)	(3,309)	(4,866)
Consumer loans	70	55	125
Agency MBS	32	29	61
Non-agency CMOs	(449)	(649)	(1,098)
Money market funds, cash and cash equivalents	130	(129)	1
FHLB/Fed stock and other	(43)	205	162
Total interest-earning banking assets	10,999	(667)	10,332

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	549	(457)	92
Money market, savings and NOW accounts	250	(1,345)	(1,095)
FHLB advances and other	164	(281)	(117)
Total interest-bearing banking liabilities	963	(2,083)	(1,120)
Change in net interest income	$10,036	$1,416	$11,452

Six months ended March 31, 2012 compared to the six months ended March 31, 2011 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $22 million, or 24%, as compared to the prior year.  The improvement in pre-tax income was primarily attributable to an increase of $17 million, or 12%, in net revenue and a $7 million, or 37%, decrease in the provision for loan losses.

Net revenue was positively impacted by a $10 million increase in net interest income, a decrease of $2 million in OTTI losses on our available for sale securities portfolio and a $3 million foreign currency transaction gain.

Net interest income in the prior year period included a $6 million correction of an accumulated interest income understatement of prior periods related to purchased residential mortgage loan pools. Excluding the impact of this correction recorded in the prior year period, net interest income increased $16 million over the comparable prior year period primarily as a result of an $884 million increase in average loans outstanding offset by a decrease in the average loan portfolio yield from 4.40% (4.30% excluding the impact of the correction recorded in the prior year period) to 4.17%. Average corporate loans outstanding include the impact of the $400 million Canadian loan portfolio purchased on February 29. The loan portfolio yield decreased due to a decline in the yield on the residential mortgage loan portfolio resulting from adjustable rate loans resetting at lower rates. Average interest-earning banking assets increased $1.3 billion as a result of the $884 million increase in average loans, a $533 million increase in average cash balances, offset by a decrease of $95 million in average investments. The net interest margin decreased 0.27% (0.19% excluding the impact of the correction recorded in the prior period) from the prior year quarter to 3.38% due to a decrease in the yield on earning assets partially offset by a decrease in the average cost of funds. The decrease in the loan portfolio yield combined with the increase in low-yielding short term cash balances and a lower yield on the investment portfolio all contributed to the decrease in the net interest margin.

Corresponding to the increase in interest-earning banking assets, average interest-bearing banking liabilities increased $1.2 billion to $7.9 billion. This increase in average liabilities above the amount required to fund the growth in loans was the result of higher cash balances in firm client accounts, which exceeded the RJBDP capacity at outside financial institutions. These deposits were invested in short term liquid investments producing very little interest rate spread. The RJBDP capacity issue was resolved during the March quarter.

The provision for loan losses as compared to the prior year was impacted by a reduction in CRE nonperforming loans, improved credit characteristics of certain problem loans, and the reduction of the balance of residential nonperforming loans. In addition, somewhat improved economic conditions relative to the prior year has limited the number of new problem loans. Net loan charge-offs decreased $7 million, or 34%, to $14 million for the period.

Nonperforming loans decreased $31 million, or 23%, compared to September 30, 2011. Corporate nonperforming loans decreased $26 million, or 62%, and residential nonperforming loans decreased $5 million, or 5%.

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the years indicated:

	Six months ended March 31,
	2012			2011
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale	$93,690	$893	1.90%	$18,396	$313	3.41%
Loans held for investment
C&I loans	4,431,728	104,284	4.66%	3,354,755	76,618	4.54%
CRE construction loans	26,420	1,419	10.56%	62,594	964	3.05%
CRE loans	770,002	13,566	3.47%	821,688	16,197	3.90%
Residential mortgage loans	1,748,454	29,255	3.29%	1,936,178	46,428	4.42%
Consumer loans	15,150	192	2.53%	7,445	65	1.76%
Total loans, net	7,085,444	149,609	4.17%	6,201,056	140,585	4.40%

Agency MBS	187,187	749	0.80%	197,779	745	0.75%
Non-agency CMOs	186,779	2,940	3.15%	234,539	5,692	4.85%
Money market funds, cash and cash equivalents	1,207,288	1,453	0.24%	711,772	1,024	0.29%
FHLB stock and other	147,978	923	1.24%	147,777	515	0.70%
Total interest-earning banking assets	8,814,676	$155,674	3.49%	7,492,923	$148,561	3.85%

Non-interest-earning banking assets:
Allowance for loan losses	(146,546)			(144,487)
Unrealized loss on available for sale securities	(46,618)			(43,936)
Other assets	252,021			245,789
Total non-interest-earning banking assets	58,857			57,366
Total banking assets	$8,873,533			$7,550,289

Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$279,002	$3,121	2.23%	$218,707	$3,129	2.87%
Money market, savings, and NOW accounts	7,525,207	1,535	0.04%	6,416,544	3,628	0.11%
FHLB advances and other	52,386	51	0.20%	32,569	665	4.05%
Total interest-bearing banking liabilities	7,856,595	$4,707	0.12%	6,667,820	$7,422	0.22%

Non-interest-bearing banking liabilities	64,540			59,270

Total banking liabilities	7,921,135			6,727,090
Total banking shareholder’s equity	952,398			823,199
Total banking liabilities and shareholders’ equity	$8,873,533			$7,550,289
(continued on next page)

	Six months ended March 31,
	2012				2011
	Average balance	Interest inc./exp.	Average yield/ cost		Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
	(continued from previous page)
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$958,081	$150,967			$825,103	$141,139

Bank net interest::
Spread			3.37	%(2)			3.63%
Margin (net yield on interest-earning banking assets)			3.38	%(2)			3.65%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			112.19%				112.37%
Return on average:
Total banking assets			1.56%				1.48%
Total banking shareholder's equity			14.55%				13.59%
Average equity to average total banking assets			10.73%				10.90%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the six months ended March 31, 2012 and 2011 was $22 million in each respective period.

(2)
Excluding the impact of excess RJBDP deposits held during the six month period ended March 31, 2012, the net interest spread and margin was 3.67% and 3.68%, respectively.  These deposits arose from higher cash balances in firm client accounts due to the market volatility, thus exceeding the RJBDP capacity at outside financial institutions in the program.  These deposits were invested in short term liquid investments producing very little net interest spread.

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
	2012 compared to 2011
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$1,281	$(701)	$580
Loans held for investment
C&I loans	24,597	3,069	27,666
CRE construction loans	(557)	1,012	455
CRE loans	(1,019)	(1,612)	(2,631)
Residential mortgage loans	(4,501)	(12,672)	(17,173)
Consumer loans	68	59	127
Agency MBS	(40)	44	4
Non-agency CMOs	(1,159)	(1,593)	(2,752)
Money market funds, cash and cash equivalents	713	(284)	429
FHLB stock and other	1	407	408
Total interest-earning banking assets	19,384	(12,271)	7,113

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	863	(871)	(8)
Money market, savings and NOW accounts	627	(2,720)	(2,093)
FHLB advances and other	405	(1,019)	(614)
Total interest-bearing banking liabilities	1,895	(4,610)	(2,715)
Change in net interest income	$17,489	$(7,661)	$9,828

Results of Operations – Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Securities commissions and fees	$2,407	(20)%	$3,005	$4,714	(29)%	$6,674
Investment banking	3,954	(33)%	5,943	3,998	(49)%	7,849
Investment advisory fees	965	(3)%	993	1,918	(4)%	1,991
Interest income	256	(53)%	543	402	(45)%	736
Trading profits	978	(34)%	1,486	1,937	(39)%	3,163
Other income	(33)	(313)%	(8)	210	52%	138
Total revenues	8,527	(29)%	11,962	13,179	(36)%	20,551
Interest expense	8	(84)%	49	46	(57)%	108
Net revenues	8,519	(28)%	11,913	13,133	(36)%	20,443
Non-interest expenses:
Compensation expense	7,046	(3)%	7,297	11,933	(3)%	12,260
Other expense	2,418	(26)%	3,273	4,535	(28)%	6,275
Total non-interest expenses	9,464	(10)%	10,570	16,468	(11)%	18,535
(Loss) income before taxes and including noncontrolling interests:	(945)	(170)%	1,343	(3,335)	(275)%	1,908
Noncontrolling interests	54		151	213		395
Pre-tax (loss) income excluding noncontrolling interests	$(999)	(184)%	$1,192	$(3,548)	(335)%	$1,513

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina, Uruguay and Brazil.

Quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 – Emerging Markets

Pre-tax income in the Emerging Markets segment decreased $2 million, or 184%, as compared to the prior year.

Total revenues decreased by over $3 million as compared to the prior year.  The majority of the decrease is due to investment banking revenues, which decreased $2 million as compared to the prior year.  Investment banking revenues in the prior year included $5 million from our Argentine joint venture who acted as an advisor to one of our institutional clients on a significant transaction.  In the current period, we recognized an additional $3 million of investment banking revenues associated with those advisory services representing an amount which had been deferred in the prior year pending the satisfaction of certain conditions.  Securities commissions and fees decreased $600 thousand.

Non-interest expenses decreased approximately $1 million, primarily resulting from a decrease in clearing expenses that resulted from reduced trading activity, and a decrease in compensation related expenses resulting from lower levels of profitability.

Six months ended March 31, 2012 compared to the six months ended March 31, 2011 – Emerging Markets

Pre-tax income in the Emerging Markets segment decreased $5 million, or 335%, as compared to the prior year.

Total revenues decreased approximately $7 million as compared to the prior year.  Our revenues in this segment have been negatively impacted by market volatility which has impacted certain of our securities commissions, investment advisory fee revenues and trading profits as compared to the prior year, a period that was experiencing generally improved global market conditions.  Investment banking revenues have decreased nearly $4 million, securities commissions and fees have decreased nearly $2 million and trading profits have decreased $1 million.  The prior year investment banking revenues included fees of $7 million arising from our Argentine joint venture who acted as an advisor to institutional clients in several significant transactions.  In the current year, we recognized a partially offsetting $3 million of investment banking revenues associated with certain of those advisory services representing an amount which had been deferred in the prior year pending the satisfaction of certain conditions.

Non-interest expenses decreased approximately $2 million, primarily resulting from a decrease in clearing expenses that resulted from reduced trading activity, and a decrease in compensation related expenses resulting from lower levels of profitability.

Results of Operations – Securities Lending

The following table presents consolidated financial information of our Securities Lending segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Interest income and expense:
Interest income	$2,633	92%	$1,369	$5,021	69%	$2,965
Interest expense	491	22%	401	951	5%	910
Net interest income	2,142	121%	968	4,070	98%	2,055
Other income	100	(9)%	110	154	(42)%	264
Net revenues	2,242	108%	1,078	4,224	82%	2,319
Non-interest expenses:	812	9%	748	1,588	8%	1,465
Pre-tax income	$1,430	333%	$330	$2,636	209%	$854

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

Quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 – Securities Lending

Pre-tax income generated by this segment increased by $1.1 million, or 333%, as compared to the prior year.

The increase is due to higher net interest income in both our Box lending activities as well as, but to a lesser extent, our Matched Book lending activities.  In the Box lending activities, we realized a net $1 million increase in net interest as both average balances outstanding and net interest spreads increased significantly as compared to the prior year quarter. The increase in net interest spread in box lending activities resulted from our receiving a premium market rate on certain hard to locate securities.  In the Matched Book lending activities our net interest increased by approximately $100 thousand as a result of higher net interest spreads, partially offset by a decrease in our average balances outstanding as compared to the prior year quarter.

Six months ended March 31, 2012 compared to the six months ended March 31, 2011 – Securities Lending

Pre-tax income generated by this segment increased by approximately $1.8 million, or 209%, as compared to the prior year.

The increase is due to higher net interest income in both our Box lending activities as well as, but to a lesser extent, our Matched Book lending activities.  In the Box lending activities, we realized a net $1.8 million increase in net interest as both average balances outstanding and net interest spreads increased significantly as compared to the prior year. The increase in net interest spread in box lending activities resulted from our receiving a premium market rate on certain hard to locate securities.  In the Matched Book lending activities our net interest increased by approximately $200 thousand as a result of higher net interest spreads, partially offset by a decrease in our average balances outstanding as compared to the prior year.

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Proprietary Capital segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Interest	$221	NM	$(20)	$372	107%	$180
Investment advisory fees	194	(18)%	237	519	9%	475
Other	12,975	NM	(492)	12,972	NM	(260)
Total revenues	13,390	NM	(275)	13,863	NM	395
Expenses:
Compensation expense	522	12%	465	961	(13)%	1,104
Other expenses	6	(96)%	168	115	(56)%	264
Total expenses	528	(17)%	633	1,076	(21)%	1,368
Income (loss) before taxes and including noncontrolling interests:	12,862	NM	(908)	12,787	NM	(973)
Noncontrolling interests	9,121		3,124	9,111		3,201
Pre-tax income (loss) excluding noncontrolling interests	$3,741	193%	$(4,032)	$3,676	188%	$(4,174)

The Proprietary Capital segment consists of our principal capital and private equity activities and the segment results are substantially determined by the valuations within Raymond James Capital Partners, L.P. (“Capital Partners”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and the valuations of our direct merchant banking investments and our investments in third-party private equity funds (the “Third Party Private Funds”).  As of March 31, 2012, our merchant banking investments, at fair value, include a $21 million investment in an event photography business, a $19 million indirect investment (through Capital Partners) in an allergy immunotherapy testing and treatment supply company (the “Allergy Company”), a $16 million investment in a manufacturer of crime investigation and forensic supplies (the “Forensic Company”), and during the quarter ended March 31, 2012, our share of an indirect investment in a beauty salon and spa company was $3 million.

Quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 – Proprietary Capital

Pre-tax income generated by this segment increased by approximately $8 million, or 193%, as compared to the prior year.  The increase is due to both the positive performance of the investments during the current period, and write-downs in the investments which negatively impacted the prior year results and which did not recur.

In the current year, total revenues resulted primarily from dividend income and a net valuation increase from the Allergy Company totaling approximately $11 million, a $1 million increase in the net valuation of certain Third Party Private Funds, and dividends from other investments.

The portion of this quarter’s revenue attributable to noncontrolling interests was significant as approximately $9 million of the Allergy Company dividend and net valuation increase is attributable to others.

The prior year results included a $3 million write-down in the value of our investment in the Forensic Supply Company, and approximately $400 thousand in write-downs in the value of certain other holdings, partially offset by a $3 million valuation increase in the Allergy Company.  After attribution of all of this activity to the noncontrolling interests, the net results in the prior year were a $4 million pre-tax loss.

Six months ended March 31, 2012 compared to the six months ended March 31, 2011 – Proprietary Capital

Pre-tax income generated by this segment increased by approximately $8 million, or 188%, as compared to the prior year.  The increase is due to both the positive performance of the investments during the current year, and write-downs in the investments which negatively impacted the prior year results which have not recurred.

In the current year, total revenues resulted primarily from dividend income and a net valuation increase from the Allergy Company totaling approximately $11 million, a $1 million increase in the net valuation of certain Third Party Private Funds, and dividends from other investments.

The portion of this year’s revenue attributable to noncontrolling interests is significant as approximately $9 million of the Allergy Company dividend and net valuation increase is attributable to others.

The prior year results include a $3 million write-down in the value of our investment in the Forensic Supply Company, and approximately $400 thousand in write-downs in the value of certain other holdings, partially offset by a $3 million valuation increase in the Allergy Company.  After attribution of all of this activity to the noncontrolling interests, the net results in the prior year were a $4 million pre-tax loss.

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended March 31,			Six months ended March 31,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Interest income	$2,102	19%	$1,761	$4,023	9%	$3,701
Other	1,168	(36)%	1,813	1,908	(42)%	3,276
Total revenues	3,270	(9)%	3,574	5,931	(15)%	6,977
Interest expense	11,386	79%	6,376	20,899	57%	13,342
Net revenues	(8,116)	(190)%	(2,802)	(14,968)	(135)%	(6,365)
Acquisition related expenses	19,604	NM	-	19,604	NM	-
Other expense	7,150	27%	5,613	16,264	11%	14,683
Non-interest expenses	26,754	377%	5,613	35,868	144%	14,683
Pre-tax loss	$(34,870)	(314)%	$(8,415)	$(50,836)	(142)%	$(21,048)
This segment includes various corporate overhead costs, our acquisition related expenses associated with our acquisition of Morgan Keegan which closed on April 2, 2012, and interest expense on our senior debt.

Quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 – Other

Pre-tax loss generated by this segment increased by over $26 million, or 314%, as compared to the same quarter in the prior year.

Other revenues are approximately $700 thousand less than the prior year due to a sale in the prior year of certain investments which did not recur in the current period.

Interest expense increased $5 million over the prior year.  The increase is primarily comprised of $2.7 million of interest expense resulting from the April 2011 issuance of $250 million 4.25% senior notes and $1.7 million of interest expense arising from our March 2012 issuance of $350 million 6.9% senior notes and our March 2012 issuance of $250 million 5.625% senior notes.  Both of the March 2012 debt offerings were part of our financing activities associated with funding the Morgan Keegan acquisition that closed on April 2, 2012.

Acquisition related expenses are all associated with our acquisition of Morgan Keegan and include approximately $7 million of financial advisory fee expenses, $6 million in financing fees primarily associated with a bridge financing facility which was terminated in March 2012 when it became evident the facility would not be needed as part of the acquisition financing, $3 million in legal expenses, and $3 million in severance expense.  We anticipate incurring additional acquisition related expenses in the third and fourth quarters as we implement our integration plans.

Other expenses increased $1.5 million in the current period primarily related to certain corporate overhead expenses.

Six months ended March 31, 2012 compared to the six months ended March 31, 2011 – Other

Pre-tax loss generated by this segment increased by approximately $30 million, or 142%, as compared to the same six months in the prior year.

Other revenues are approximately $1.4 million less than the prior year due to a sale in the prior year of certain investments which did not recur in the current period and approximately $500 thousand of OTTI losses associated with our ARS portfolio.

Interest expense increased $7.6 million over the prior year.  The increase is primarily comprised of $5.3 million of interest expense resulting from the April 2011 issuance of $250 million 4.25% senior notes, and $1.7 million of interest expense arising from our March 2012 issuance of $350 million 6.9% senior notes and our March 2012 issuance of $250 million 5.625% senior notes.  Both of the March 2012 debt offerings were part of our financing activities associated with funding the Morgan Keegan acquisition which closed on April 2, 2012.

Acquisition related expenses are all associated with our acquisition of Morgan Keegan and include approximately $7 million of financial advisory fee expenses, $6 million in financing fees primarily associated with a bridge financing facility which was terminated in March 2012 when it became evident the facility would not be needed as part of the acquisition financing, $3 million in legal expenses, and $3 million in severance expense.

Other expenses increased $1.6 million in the current period primarily related to certain corporate overhead expenses.

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

Liquidity is provided primarily through our business operations and financing activities.  Financing activities could include bank borrowings, repurchase agreement transactions or additional capital raising activities under our “universal” shelf registration statement.

Cash provided by operating activities during the six months ended March 31, 2012 was $69 million.   Operating cash resulting from successful operating results over the period resulted in a $161 million increase.  Operating cash increased $90 million as a result of a decreased amount of assets segregated pursuant to regulations and other segregated assets; the lower required amount is primarily due to lower reserve requirements associated with a decrease in the stock loan balance outstanding net of the impact of the increase in brokerage client payables.  Brokerage client payables and other accounts payable increased by $83 million, primarily due to an increase in client cash deposits.  Operating cash increased by $45 million due to a decrease in our net trading instrument balances. A decrease in the stock loaned, net of stock borrowed balances resulted in a $243 million use of operating cash, as cash balances were returned to counterparties.  Operating cash was utilized to make incentive compensation payments during the first quarter of fiscal year 2012, and resulted in a usage of $91 million of operating cash, net of current year accruals.

 Investing activities resulted in a use of cash of $1.1 billion in the six month period ended March 31, 2012.  Cash was used to fund a $962 million increase in bank loans which included the acquisition of the $400 million Allied Irish Bank Canadian loan portfolio.  Cash in the net amount of $51 million was also invested in available for sale securities, primarily held by RJ Bank, net of maturations, redemptions and repayments.  We also invested $31 million in additions to fixed assets during the period.

Financing activities provided $1.4 billion of cash in the six month period ended March 31, 2012.  The cash provided was largely the result of an equity offering which generated $362 million of proceeds and two debt financing transactions which generated approximately $587 million of net proceeds.  We completed these transactions as part of our financing for the acquisition of Morgan Keegan, which closed on April 2, 2012 (see the discussion of the projected impact of the Morgan Keegan acquisition on our liquidity below).  In addition, in anticipation of the April 2, 2012 closing, we borrowed approximately $350 million against our short-term lines of credit to insure sufficient liquidity on the closing date.  A significant portion of the liquidity on hand at March 31, 2012 was utilized to fund the purchase price of Morgan Keegan on April 2, 2012.  In addition to these transactions associated with the Morgan Keegan acquisition, $175 million of cash was generated from increases in RJ Bank customer deposits.

We believe our existing assets, most of which are liquid in nature, together with funds generated from operations and committed and uncommitted financing facilities, should provide adequate funds for continuing operations at current levels of activity and to operate in the future at levels which include the businesses of Morgan Keegan.

Effective with the February, 2012 approval of RJF to become a bank holding company, we are required to provide certain disclosures including certain Statistical Disclosures by Bank Holding Companies.  One of those disclosures is to provide RJF’s dividend payout ratio, which is as follows for the periods indicated:

	For the six month period ended March 31, 2012	For the year ended September 30, 2011
RJF dividend payout ratio(1)	25%	24%

(1)	Computed as dividends declared per common share during the period as a percentage of diluted earnings per common share.

Refer to the RJ Bank section of this MD&A and the Notes to Condensed Consolidated Financial Statements for the other required disclosures.

Sources of Liquidity

We had approximately $1.6 billion of available cash and cash equivalents as of March 31, 2012 (nearly all of which is invested on behalf of the parent company by RJ&A) that was not subject to any restrictions.  Cash and cash equivalents held were as follow:

March 31, 2012
(in thousands)
RJF	$7,864
RJ&A, invested on behalf of RJF	1,567,066
RJ&A, excluding investment on behalf of RJF	313,001
RJ Bank	761,101
Other	226,826
Total	$2,875,858

A significant portion of the liquidity was raised in anticipation of the April 2, 2012 closing of our acquisition of Morgan Keegan (see the discussion of the projected impact of the Morgan Keegan acquisition on our liquidity below).  In addition to the liquidity on hand and described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A, which is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At March 31, 2012, RJ&A exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $312 million, of which approximately $117 million is available for dividend (after taking into account regulatory and covenant restrictions) while still maintaining its net capital at 15% of aggregate debit items, its current policy.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval.

Effective February 1, 2012, upon its conversion to a national bank, RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year net income and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.  During the six month period ended March 31, 2012, RJ Bank made a $50 million dividend payment to RJF.  RJF has made capital contributions of $50 million to RJ Bank during the same period.  RJ Bank had approximately $106 million of capital in excess of the amount it would need as of March 31, 2012 to maintain a total capital to risk-weighted assets ratio of 12%, its current policy.

One of our non-broker-dealer subsidiaries, RJ Securities, Inc., currently holds the ARS portion of the available for sale securities portfolio, which approximates $174 million at fair value as of March 31, 2012.  On April 2, 2012, this ARS portfolio was pledged as collateral under a credit agreement (the “Regions Credit Agreement”) with Regions Bank, an Alabama banking corporation (the “Lender”) for a $200 million loan made by the Lender to certain subsidiaries of RJF (see discussion of this Regions Credit Agreement in Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and see the discussion of the projected impact of Morgan Keegan acquisition on liquidity below).

   Liquidity available to us from our subsidiaries, other than RJ&A, RJ Bank and RJ Securities, Inc., is relatively insignificant and in certain instances may be subject to regulatory requirements.

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third-party lenders and the outstanding balances related thereto, as of March 31, 2012:

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing Amount	Outstanding balance	Financing Amount	Outstanding balance	Financing Amount	Outstanding balance	Financing Amount	Outstanding balance
	(in thousands)
RJ&A	$400,000	$4,482	$1,800,000	$231,544	$375,000	$150,600	$2,575,000	$386,626
RJF	-	-	-	-	100,000	100,000	100,000	100,000
Total	$400,000	$4,482	$1,800,000	$231,544	$475,000	$250,600	$2,675,000	$486,626

Total number of agreements	4		6		7		17

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.
(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

   The committed domestic financing arrangements are in the form of either tri-party repurchase agreements, bilateral repurchase agreements or a secured line of credit.  The uncommitted domestic financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

   We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13.3 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of March 31, 2012.

   RJ Bank has $932 million in immediate credit available from the FHLB on March 31, 2012 and total available credit of 40% of total assets, with the pledge of additional collateral to the FHLB.

   RJ Bank is eligible to participate in the FRB’s discount-window program; however, RJ Bank does not view borrowings from the FRB as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the FRB.

   From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase.  At March 31, 2012, collateralized financings outstanding in the amount of $137 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $4 million and $133 million, respectively, as of March 31, 2012.  Such financings are generally collateralized by non-customer, RJ&A-owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

          The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period ended balances at each respective period end for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the period ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)

March 31, 2012	$180,875	$176,335	$137,026	$410,578	$413,527	$340,158
December 31, 2011	184,925	244,961	184,061	433,170	468,848	400,455
September 30, 2011	145,574	290,686	188,745	425,248	446,314	398,247
June 30, 2011	62,527	84,861	64,988	473,739	488,312	470,407
March 31, 2011	66,848	62,292	62,292	444,640	431,260	390,376

At March 31, 2012, in addition to the financing arrangements described above, we had corporate debt of $1.2 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $250 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016, $51 million outstanding on a mortgage loan for our home-office complex, and $6 million outstanding on term loan financing provided to RJES.

Our current senior long-term debt ratings are:

Rating Agency	Rating	Outlook
Standard and Poor’s (“S&P”)	BBB	Negative
Moody’s Investor Service (“Moody’s”)	Baa2	Stable

In January 2012, in response to our announcement regarding RJF entering into a definitive stock purchase agreement to acquire Morgan Keegan (see further discussion in Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q), both S&P and Moody’s placed RJF on review for possible downgrade.

The S&P rating and outlook reflected above are as presented in their March, 2012 report which concluded no change in the rating, removed us from “credit watch with negative implications”, but assigned a less favorable outlook of “negative”, a change from “stable”, which had been reflected in their previous report. S & P’s less favorable outlook is based upon their concern about certain risks associated with our integration of Morgan Keegan.

The Moody’s rating and outlook reflected above are from their April, 2012 report, which concluded no change in the rating and an improved outlook to “stable” from “ratings under review for possible downgrade.”

We believe our current long-term debt ratings depend upon a number of factors including industry dynamics, operating and economic environment, operating results, operating margins, earnings trends and volatility, balance sheet composition, liquidity and liquidity management, our capital structure, our overall risk management, business diversification and our market share, the success of our integration of Morgan Keegan, and competitive position in the markets in which we operate. Deteriorations in any of these factors could impact our credit ratings.  Any rating downgrades could increase our costs in the event we were to pursue obtaining additional financing.

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  The April 2, 2012 Regions Credit Agreement between Regions Bank and certain subsidiaries of RJF (see the discussion of this borrowing described within Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q) includes as an event of default, the failure of RJF as a guarantor of the repayment of the loan to maintain an investment grade rating on its unsecured senior debt.  Otherwise, none of our credit agreements contain a condition or event of default related to our credit ratings.  A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us.

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. We are able to borrow up to 90% of the cash surrender value of certain of these policies.  The policies which we could readily borrow against have a cash surrender value of approximately $142 million as of March 31, 2012.  There are no borrowings outstanding against any of these policies as of March 31, 2012.

On May 29, 2009 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune. In August 2009, we sold $300 million in aggregate principal amount of 8.60% senior notes due in August 2019, through a registered underwritten public offering.  In April 2011, we sold $250 million in aggregate principal amount of 4.25% senior notes due April 2016, through a registered underwritten public offering.  In February 2012, we sold 11,075,000 shares of our common stock generating net proceeds of $362 million.  In March 2012, we sold $350 million in aggregate principal amount of 6.90% senior notes due in March 2042 and $250 million in aggregate principal amount of 5.625% senior notes due April 2024, through registered underwritten public offerings.

See the “contractual obligations, commitments and contingencies” section below for information regarding our commitments.

Projected impact of the Morgan Keegan acquisition transactions on our liquidity

As more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, on January 11, 2012, RJF entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) to acquire all of the issued and outstanding shares of Morgan Keegan from Regions.  We completed this purchase transaction on April 2, 2012 and the completion of this transaction had a significant impact on the $1.6 billion of available cash and cash equivalents as of March 31, 2012 described above.

Under the terms of the Stock Purchase Agreement, Regions received $1.211 billion in cash from RJF on April 2, 2012 in exchange for 100% of the Morgan Keegan shares, an amount which is subject to adjustment in future periods as provided under the Stock Purchase Agreement. Subsequent to the completion of this purchase transaction on April 2, 2012, Morgan Keegan paid a $250 million dividend to RJF.  Additionally on April 2, 2012, RJF received the proceeds from a $200 million credit agreement that certain subsidiaries of RJF entered into with Regions Bank.  The net impact on our available cash and cash equivalents from the April 2, 2012 transactions related to the purchase of Morgan Keegan amounted to a decrease of $761 million.  In addition to these April 2, 2012 transactions, during the month of April, 2012 we made cash retention payments of approximately $136 million to certain key Morgan Keegan financial advisors.  We will incur transaction and integration charges associated with this purchase, a portion of which was incurred and paid during the period ended March 31, 2012 with the remaining portion to be incurred and paid during the upcoming quarters.

Statement of financial condition analysis

The assets on our statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of customers), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $19.3 billion at March 31, 2012 are approximately 7% greater than total assets as of September 30, 2011.  The increase in total assets results primarily from cash generated from an equity offering and two debt financing transactions during the quarter ended March 31, 2012 in anticipation of the closing date of the Morgan Keegan acquisition, and a significant increase in net bank loans receivable due to the growth of RJ Bank’s loan portfolio during the six month period that included a purchase of loans from Allied Irish Bank (see the RJ Bank section of this MD&A for additional information).

As of March 31, 2012, our liabilities of $15.9 billion were 5% greater than our liabilities as of September 30, 2011, primarily due to the two debt financing transactions described above, as well as an increase in short-term borrowings.

Contractual obligations, commitments and contingencies

We have contractual obligations to make future payments in connection with short- and long-term debt, non-cancelable lease agreements, partnership and limited liability company investments, commitments to extend credit, underwriting commitments and a naming rights agreement.  The following table sets forth these contractual obligations by fiscal year:

	Total	Remainder of fiscal year 2012	Fiscal year 2013	Fiscal year 2014	Fiscal year 2015	Fiscal year 2016	Thereafter
	(in thousands)

Corporate debt(1)	$1,205,664	$4,720	$6,718	$3,860	$4,086	$253,920	$932,360
Interest on debt(1)	1,152,886	32,503	77,549	77,141	76,915	76,675	812,103
Other borrowings(1)	349,600	349,600	-	-	-	-	-
Loans payable of consolidated variable interest entities(2)	90,950	18,530	18,915	18,529	15,645	10,812	8,519
Operating leases	229,671	45,996	41,811	33,475	27,291	23,732	57,366
Investments - private equity partnerships	29,954	29,954	-	-	-	-	-
Certificates of deposit (3)	307,852	32,601	47,767	37,249	70,342	63,730	56,163
Commitments to extend credit - RJ Bank (4)	1,854,760	1,854,760	-	-	-	-	-
RJ Bank loans purchased, not yet settled	32,800	32,800	-	-	-	-	-
Commitments to real estate entities	2,459	2,459	-	-	-	-	-
Commitment to purchase real estate in Pasco County, Florida(5)	3,500	3,500	-	-	-	-	-
Underwriting commitments	7,049	7,049	-	-	-	-	-
Naming rights for Raymond James stadium	14,879	1,861	3,835	3,988	4,148	1,047	-
Loans and commitments to financial advisors(6)	26,784	17,138	7,406	1,700	69	471	-
Total	$5,308,808	$2,433,471	$204,001	$175,942	$198,496	$430,387	$1,866,511

(1)	See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

(2)	Loans which are non-recourse to us. See further discussion in Note 13 of the Notes to Consolidated Financial Statements included on page 122 of our 2011 Form 10-K.

(3)	See Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

(4)	See Note 18 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

(5)	See discussion of this commitment in Item 2, “Properties” on page 26 of our 2011 Form 10-K.

(6)	Amounts presented do not include the $136 million of cash retention payments made in April, 2012 to certain key Morgan Keegan employees which are described above.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our commitments and contingencies.

Regulatory

The following discussion should be read in conjunction with the Regulatory section on pages 56 - 57 of our 2011 Form 10-K.

RJ&A, RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of March 31, 2012.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the six-month period ended March 31, 2012.

During January 2012, RJF’s application to become a bank holding company and a financial holding company was approved by the FRB, and RJ Bank’s conversion to a national bank was approved by the OCC.  These changes became effective February 1, 2012.  We converted to a bank holding company in order to provide RJ Bank the ability to maintain a portfolio with a greater percentage of its assets invested in corporate loans than were otherwise permissible under the thrift regulations RJ Bank was previously subject to.  As a thrift, RJ Bank was required to make qualifying investments annually in order to meet the point in time qualified thrift lender (“QTL”) test.  As a national bank, RJ Bank will not have to make such qualifying investments in order to maintain regulatory compliance.

We currently invest in selected private equity and merchant banking investments (see the Proprietary Capital section of our MD&A).  As a bank holding company, the magnitude of such investments will be subject to certain limitations.  At our current investment levels, we do not anticipate having to make any otherwise unplanned divestitures of these investments in order to comply with regulatory limits, however, the amount of future investments may be limited in order to maintain compliance within regulatory specified levels.

As a result of our conversion, we are now subject to additional regulatory reporting requirements which add to our administrative burden and costs.  The maintenance of certain risk-based regulatory capital levels could impact various capital allocation decisions impacting one or more of our businesses.  However, currently, due to our strong capital position, we do not anticipate these capital requirements will have any negative impact on our business activities.

Under the regulatory framework for prompt corrective action, RJ Bank met the requirements to be categorized as “well capitalized” as of March 31, 2012.

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

Off-balance sheet arrangements

For information regarding our off-balance sheet arrangements, see Note 18 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Critical accounting estimates

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

As of March 31, 2012, 6.9% of our total assets and 0.5% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $365 million as of March 31, 2012 and represent 27.5% of our assets measured at fair value. Our private equity investments comprise $181 million, or 49.7%, and our ARS positions comprise $174 million, or 47.7%, of the Level 3 assets as of March 31, 2012.  Level 3 assets represent 10.7% of total equity as of March 31, 2012.

Financial instruments which are liabilities categorized as Level 3 amount to $39 thousand as of March 31, 2012 and represent less than 1% of liabilities measured at fair value.

See Notes 4, 5 and 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Goodwill

Goodwill involves the application of significant management judgment.  For a discussion of the judgments involved in testing goodwill for impairment, see the Goodwill section on page 61 of our 2011 Form 10-K.

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  During the quarter ended March 31, 2012, we performed a qualitative assessment for each reporting unit that includes an allocation of goodwill to determine whether it is more likely than not that the carrying value of such reporting unit including the recorded goodwill is in excess of the fair value of the reporting unit.  In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting units’ carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit is performed.  Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2011 was required, with the exception of our RJES reporting unit.  For the RJES reporting unit, an income approach valuation model was updated as of December 31, 2011 to assess the fair value of the reporting unit to compare to the carrying value of the reporting unit including the recorded goodwill.  Based upon the outcome of all the qualitative assessments and quantitative analyses performed, we concluded that none of the goodwill allocated to any of our reporting units was impaired as of December 31, 2011.  No events have occurred since December 31, 2011 that would cause us to update the annual impairment testing we performed as of that date.

Loss provisions

Refer to the discussion of loss provisions on pages 61 - 62 of our 2011 Form 10-K.

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio.  See Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

At March 31, 2012, the amortized cost of all RJ Bank loans was $7.6 billion and an allowance for loan losses of $145 million was recorded against that balance. The total allowance for loan losses is equal to 1.91% of the amortized cost of the loan portfolio.

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

Effects of recently issued accounting standards, and accounting standards not yet adopted

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the evaluation of certain terms in repurchase agreements which impact the determination of whether a repurchase arrangement should be accounted for as a secured borrowing or a sale.  The new guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially agreed terms, even in the event of default by the transferee.  We adopted this guidance as of January 2, 2012.  There was no significant impact on our consolidated financial statements.

In May 2011, the FASB issued new guidance amending the existing pronouncement related to fair value measurement.  This new guidance primarily expands the existing disclosure requirements for fair value.  Specifically, the new guidance mandates the following additional disclosures:  1) the amount of any transfers between Level 1 and Level 2 of the fair value hierarchy,  2) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement of Level 3 instruments,  3) a qualitative discussion of the sensitivity of the fair value to changes in unobservable inputs and any inter-relationships between those inputs that magnify or mitigate the effect on the measurement of Level 3 instruments and 4) the level within the fair value hierarchy, of items that are not measured at fair value in the statement of financial condition but whose fair value must be disclosed.  This new guidance is effective for us in our period ending March 31, 2012.  Our adoption of this guidance resulted in additional disclosure but did not have a significant impact on our consolidated financial position or results of operations.  See these disclosures included in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

In September 2011, the FASB issued new guidance amending the existing pronouncement regarding the annual evaluation of goodwill for potential impairment.  This new guidance adds a new optional step to the prior guidance.  This new step is an optional qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test.  If one concludes, based on qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required.  We adopted this new guidance for our goodwill testing as of December 31, 2011.  The adoption of this standard did not have any impact on our financial position or results of operations.

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

Off-Balance Sheet arrangements

For information concerning our off-balance sheet arrangements, see Note 18 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

See Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the fair value of trading inventories associated with our broker-dealer client facilitation, market-making and proprietary trading activities in addition to RJ Bank’s securitizations.  See Note 6 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of available for sale securities.

Interest rate risk

We are exposed to interest rate risk as a result of our RJ Bank operations, as well as our trading inventories of fixed income instruments held in our Capital Markets segment.  See pages 65 – 68 of our 2011 Form 10-K for discussion of how we manage our interest rate risk.

During the six months ended March 31, 2012, the reported daily loss in the institutional fixed income trading portfolio did not exceed the predicted Value-at-Risk (“VaR”) on any trading day.

The following tables set forth the high, low, and daily average VaR for our overall institutional fixed income portfolio with the corresponding dollar value of our portfolio as of the periods and dates indicated:

	Six months ended March 31, 2012			VaR at
	High	Low	Daily Average	March 31, 2012	September 30, 2011
	($ in thousands)

Daily VaR	$1,352	$218	$628	$218	$441
Related portfolio value (net) (1)	315,473	225,005	261,970	225,005	220,436
VaR as a percent of portfolio value	0.43%	0.10%	0.24%	0.10%	0.20%

	Six months ended March 31, 2011			VaR at
	High	Low	Daily Average	March 31, 2011
	($ in thousands)

Daily VaR	$1,015	$211	$619	$553
Related portfolio value (net) (1)	225,783	299,698	223,435	193,088
VaR as a percent of portfolio value	0.45%	0.07%	0.28%	0.29%

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

We have chosen the historical period of twelve months to be representative of the current interest rate markets.  We utilize stress testing to complement our VaR analysis so as to measure risk under historical and hypothetical adverse scenarios.  VaR results are indicative of relatively recent changes in general interest rate markets and are not designed to capture historical stress periods beyond the twelve months historical period.  Should the market suddenly become more volatile, actual trading losses may exceed the VaR results presented.  During volatile markets we may choose to pare our trading inventories to reduce risk.  Back testing procedures performed include comparing projected VaR results to our daily trading losses in our institutional trading portfolios.  We then verify that the number of times that daily trading losses exceed VaR is consistent with our expectations at a 99% confidence level.

In addition, see Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding our derivative financial instruments.

RJ Bank maintains an earning asset portfolio that is comprised of C&I, commercial and residential real estate, and consumer loans, as well as MBS, collateralized mortgage obligations, Small Business Administration loan securitizations, deposits at other banks and other investments.  Those earning assets are funded by RJ Bank’s obligations to customers (i.e. customer deposits).  Based on its current earning asset portfolio, RJ Bank is subject to interest rate risk.  The current economic environment has led to an extended period of low market interest rates.  As a result, the majority of RJ Bank’s adjustable rate assets and liabilities have experienced a reduction in interest rate yields and costs that reflect these very low market interest rates.  During the quarter, RJ Bank has focused its interest rate risk analysis on the risk of market interest rates rising.  RJ Bank analyzes interest rate risk based on forecasted net interest income, which is the net amount of interest received and interest paid, and the net portfolio valuation, both in a range of interest rate scenarios.

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described on pages 66 - 68 of our 2011 Form 10-K. There were no material changes to these methods during the six months ended March 31, 2012.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)

+300	$331,910	1.13%
+200	340,840	3.85%
+100	344,731	5.03%
-	328,216	-
-100	309,827	(5.60)%

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at March 31, 2012:

	Repricing opportunities
	0 - 6 months	7 - 12 months	1 - 5 years	5 or more years
	(in thousands)
Interest-earning assets:
Loans	$6,781,681	$420,939	$339,193	$132,126
Available for sale securities	199,016	27,649	131,817	76,632
Other investments	899,514	-	-	-
Total interest-earning assets	7,880,211	448,588	471,010	208,758
Interest-bearing liabilities:
Transaction and savings accounts	7,586,757	-	-	-
Certificates of deposit	32,601	21,504	253,747	-
Total interest-bearing liabilities	7,619,358	21,504	253,747	-
Gap	260,853	427,084	217,263	208,758
Cumulative gap	$260,853	$687,937	$905,200	$1,113,958

The following table shows the contractual maturities of RJ Bank’s loan portfolio at March 31, 2012, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total
	(in thousands)

Loans held for sale	$-	$-	$90,731	$90,731
Loans held for investment:
C&I loans	106,734	3,455,766	1,257,864	4,820,364
CRE construction loans	20,612	11,442	17,956	50,010
CRE loans	364,992	519,058	53,520	937,570
Residential mortgage loans	526	13,165	1,712,441	1,726,132
Consumer loans	40,179	374	-	40,553
Total loans held for investment	533,043	3,999,805	3,041,781	7,574,629
Total loans	$533,043	$3,999,805	$3,132,512	$7,665,360

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at March 31, 2012:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)

Loans held for sale	$9,860	$80,871		$90,731
Loans held for investment:
C&I loans	3,674	4,709,956		4,713,630
CRE construction loans	-	29,398		29,398
CRE loans	65,003	507,575		572,578
Residential mortgage loans	154,402	1,571,204	(2)	1,725,606
Consumer loans	-	374		374
Total loans held for investment	223,079	6,818,507		7,041,586
Total loans	$232,939	$6,899,378		$7,132,317

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the “Credit risk” discussion within Item 3 of this Form 10-Q for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the six months ended March 31, 2012 was $12.9 million in Canadian dollars (“CDN”).  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to: financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates; certain loans held by RJ Bank denominated in Canadian currency; and our investments in foreign subsidiaries.

In order to mitigate its portion of this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of March 31, 2012, RJ Ltd. held forward contracts to buy and sell U.S. dollars totaling CDN $4.7 million and CDN $7.5 million, respectively.  In addition, RJ Bank’s U.S. subsidiaries hedge the foreign exchange risk related to their net investment in a foreign subsidiary utilizing short-term, forward foreign exchange contracts.  These derivative agreements are accounted for as net investment hedges in the Condensed Consolidated Financial Statements.  See Note 12 of the Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding these derivative contracts.

To date, we have elected not to hedge either the carrying value of our investments in certain other foreign subsidiaries, or certain loans held by RJ Bank that are denominated in Canadian currency.

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

Changes in the allowance for loan losses of RJ Bank are as follows:

	Six months ended March 31,
	2012	2011
	($ in thousands)

Allowance for loan losses, beginning of period	$145,744	$147,084
Provision for loan losses	12,610	19,869
Charge-offs:
C&I loans	(5,217)	(82)
CRE loans	(1,000)	(9,930)
Residential mortgage loans	(8,586)	(12,105)
Consumer	(38)	(40)
Total charge-offs	(14,841)	(22,157)
Recoveries:
CRE loans	548	279
Residential mortgage loans	534	1,039
Consumer	10	1
Total recoveries	1,092	1,319
Net charge-offs	(13,749)	(20,838)
Foreign exchange translation adjustment	73	-
Allowance for loan losses, end of period	$144,678	$146,115

Allowance for loan losses to total bank loans outstanding	1.91%	2.37%

The primary factors impacting the provision for loan losses during the period were a significant reduction in nonperforming CRE loans, an improvement in the credit characteristics of certain problem corporate loans, and the reduction of the balance of residential mortgage nonperforming loans.  In addition, although the amount of nonperforming loans remains elevated by historical standards, somewhat improved economic conditions relative to the prior year have limited the amount of new problem loans.

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment (annualized):

	Three months ended March 31,				Six months ended March 31,
	2012		2011		2012		2011
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans

	($ in thousands)

C&I loans	$(2,068)	0.18%	$(82)	0.01%	$(5,217)	0.24%	$(82)	-
CRE loans	(882)	0.45%	(3,302)	1.65%	(452)	0.12%	(9,651)	2.35%
Residential mortgage loans	(5,107)	1.17%	(5,123)	1.08%	(8,052)	0.92%	(11,066)	1.14%
Consumer loans	5	0.09%	(39)	2.53%	(28)	0.37%	(39)	1.05%
Total	$(8,052)	0.44%	$(8,546)	0.55%	$(13,749)	0.39%	$(20,838)	0.67%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 34% decline in net charge-offs compared to the prior year quarter was primarily attributable to improved credit quality in the C&I loan portfolio in addition to a stabilization of the balance in nonperforming residential mortgage loans.

The table below presents nonperforming loans and total allowance for loan losses:

	March 31, 2012		September 30, 2011
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance

	(in thousands)

Loans held for sale	$-	$-	$-	$(5)
Loans held for investment:
C&I loans	6,230	(84,300)	25,685	(81,267)
CRE construction loans	-	(749)	-	(490)
CRE loans	9,441	(26,835)	15,842	(30,752)
Residential mortgage loans	87,141	(32,742)	91,796	(33,210)
Consumer loans	-	(52)	-	(20)
Total	$102,812	$(144,678)	$133,323	$(145,744)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased 23% during the six months ended March 31, 2012.  This decrease was primarily due to a $19 million reduction in nonperforming C&I loans, a $6 million reduction in nonperforming CRE loans and a $5 million reduction in nonperforming residential mortgage loans.  Included in nonperforming residential mortgage loans are $74 million in loans for which $45 million in charge-offs were previously recorded.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 71 - 72 of our 2011 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the three months ended March 31, 2012.

Risk monitoring process

Another component of the credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, consumer and corporate credit exposures and is discussed on pages 72 - 74 of our 2011 Form 10-K.  There are various other factors included in these processes, depending on the loan portfolio.  There were no material changes to those processes and policies during the six month period ended March 31, 2012.

Residential mortgage and consumer loans

We track and review many factors to monitor credit risk in RJ Bank’s residential mortgage loan portfolio. These factors include, but are not limited to: loan performance trends, loan product parameters and qualification requirements, geographic concentrations, estimated home price declines, borrower credit scores, updated loan-to-value (“LTV”) ratios, occupancy (i.e., owner occupied, second home or investment property), level of documentation, loan purpose, average loan size, and policy exceptions.  Except for updated LTV ratios and estimated home price declines, all of these factors are utilized in our qualitative assessment of the allowance for loan losses in order to identify trends related to the credit quality of the respective loan portfolio.

Estimated home price declines and updated LTV ratios are utilized in our quantitative assessment of the allowance for loan losses.  RJ Bank adjusts its loss given default (severity) factor directly by an estimated home price decline which is consistent with the published Case-Shiller index as well as projections from other leading institutions forecasting home price declines.

RJ Bank obtains the most recently available information (generally on a quarter lag) to estimate current LTV ratios on the individual loans in the residential mortgage loan portfolio.  Current LTV ratios are estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination.  The value of the homes could vary from actual market values due to change in the condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

RJ Bank estimates that residential mortgage loans with updated LTVs between 100% and 120% represent 18% of the residential mortgage loan portfolio and residential mortgage loans with updated LTVs in excess of 120% represent 11% of the residential mortgage loan portfolio.  The current average estimated LTV is approximately 80% for the total residential mortgage loan portfolio.  Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Residential mortgage loan delinquency levels are elevated by historical standards at RJ Bank due to the economic downturn and the high level of unemployment. Our consumer loan portfolio, however, has not experienced high levels of delinquencies to date.  At March 31, 2012 and September 30, 2011, there were no delinquent consumer loans.

At March 31, 2012, loans over 30 days delinquent (including nonperforming loans) increased to 4.40% of residential and consumer loans outstanding, compared to 4.24% over 30 days delinquent at September 30, 2011.  Despite this increase, our March 31, 2012 percentage compares favorably to the national average for over 30 day delinquencies of 10.2% as most recently reported by the FRB.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our conservative underwriting policies and the lack of exotic loan products and subprime loans.

The following table presents a summary of delinquent residential and consumer loans:

	Delinquent residential and consumer loans (amount)			Delinquent residential and consumer loans as a percentage of outstanding loan balances

	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
	($ in thousands)

March 31, 2012:
Residential mortgage loans:
First mortgage loans	$16,949	$60,349	$77,298	1.00%	3.55%	4.55%
Home equity loans/lines	338	65	403	1.21%	0.23%	1.44%
Total residential mortgage and consumer loans	$17,287	$60,414	$77,701	0.98%	3.42%	4.40%
September 30, 2011:
Residential mortgage loans:
First mortgage loans	$12,718	$61,870	$74,588	0.74%	3.58%	4.32%
Home equity loans/lines	88	114	202	0.28%	0.37%	0.65%
Total residential mortgage and consumer loans	$12,806	$61,984	$74,790	0.73%	3.51%	4.24%

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See page 73 of our 2011 Form 10-K for further discussion of this process. There have been no material changes to this process during the six months ended March 31, 2012.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

March 31, 2012		September 30, 2011
($ outstanding as a % of RJ Bank total assets)

3.1%	CA (1)	3.3%	CA (1)
2.8%	FL	2.6%	FL
1.8%	NY	1.9%	NY
1.0%	NJ	1.1%	NJ
0.8%	VA	0.9%	VA

(1)
This concentration ratio for the state of California excludes 2.1% and 1.9% at March 31, 2012 and September 30, 2011, respectively, for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At March 31, 2012 and September 30, 2011, these loans totaled $524.1 million and $639.9 million, respectively, or approximately 30% and 40% of the residential mortgage portfolio, respectively.  At March 31, 2012, the balance of amortizing, former interest-only, loans totaled $44.9 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at March 31, 2012, begins amortizing is 3.07 years.  In the current interest rate environment, a large percentage of these loans were projected to adjust to a payment lower than the current payment. The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

March 31, 2012
(in thousands)

One year or less	$348,272
Over one year through two years	51,152
Over two years through three years	73,449
Over three years through four years	17,770
Over four years through five years	10,046
Over five years	23,379
Total outstanding residential interest-only loan balance	$524,068

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	March 31, 2012	September 30, 2011

Residential first mortgage loan weighted-average LTV/FICO (1)	66%/752	66%/751

(1) At origination. Small group of local loans representing less than 0.5% of residential portfolio excluded.

For more information regarding updated LTVs for our performing residential first mortgage loan portfolio, see Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

At March 31, 2012, other than loans classified as nonperforming, there was one government-guaranteed loan totaling $231 thousand that was delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

March 31, 2012		September 30, 2011
($ outstanding as a % of RJ Bank total assets)

4.9%	Consumer products and services	4.2%	Telecommunications
3.8%	Media communications	3.4%	Consumer products and services
3.4%	Pharmaceuticals	2.9%	Media communications
3.2%	Technology	2.9%	Pharmaceuticals
3.1%	Hospitals	2.6%	Healthcare providers (non-hospital)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding legal matter contingencies.

Item 1A. RISK FACTORS

See Item 1A: Risk Factors, on pages 14 - 25 of our 2011 Form 10-K for a discussion of risk factors that impact our operations and financial results.  With the exception of the below, there have been no material changes in the risk factors as discussed therein.

The acquisition of Morgan Keegan involves risks that could strategically affect our business.

On January 11, 2012 we announced that RJF entered into a definitive stock purchase agreement to acquire all of the issued and outstanding shares of Morgan Keegan (refer to the discussion of this acquisition in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).  This acquisition transaction was completed and closed on April 2, 2012.

Acquisitions of this magnitude pose numerous risks, including: difficulty in integrating our and Morgan Keegan’s businesses, services and products; failure to achieve anticipated synergies or realize the projected benefits of the transaction; diversion of management’s attention from other business concerns due to transaction-related issues; potential loss of clients or key employees; the need to combine accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners; the inability to sustain revenue and earnings growth; and changes in the capital markets.  There is no assurance that this acquisition will yield all of the positive benefits anticipated.  If we are not able to integrate successfully, there is a risk that our results of operations, financial condition and cash flows may be materially and adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on our purchases of our own stock, on a monthly basis, for the six month period ended March 31, 2012:

	Number of shares purchased (1)	Average price per share

October 1, 2011 – October 31, 2011	394,080	$24.53
November 1, 2011 – November 30, 2011	245,521	29.00
December 1, 2011 – December 31, 2011	-	-
First quarter	639,601	$26.25

January 1, 2012 – January 31, 2012	61,025	$34.58
February 1, 2012 – February 29, 2012	-	-
March 1, 2012 – March 31, 2012	-	-
Second quarter	61,025	$34.58
Year-to-date	700,626	$26.97

(1)
We purchase our own stock in conjunction with a number of activities, each of which are described below.  We do not have a formal stock repurchase plan. As of March 31, 2012, there is $41.3 million remaining on the current authorization of our Board of Directors for open market share repurchases.

From time to time, our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. The decision to repurchase securities is subject to cash availability and other factors. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value.  During the six months ended March 31, 2012, we purchased 394,080 of our shares in open market transactions for a total of $9.7 million, or an average price of approximately $24.53 per share.

Share purchases for the trust fund that was established and funded to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information on this trust fund) amounted to 245,521 shares for a total of $7.1 million, for the six month period ended March 31, 2012.

We also repurchase shares when employees surrender shares as payment for option exercises.  During the six months ended March 31, 2012, there were 61,025 shares surrendered to us by employees as payment for option exercises.

We expect to continue paying cash dividends. However, the payment and rate of dividends on our common stock is subject to several factors including operating results, our financial requirements, regulatory capital restrictions applicable to RJF as a bank holding company, and the availability of funds from our subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC, FINRA and the Investment Industry Regulatory Organization of Canada (“IIROC”) as well as net capital covenants in their credit agreements, and RJ Bank, which may be subject to restrictions by federal banking agencies. Such restrictions have not previously limited our dividend payments. (See Note 17 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information on the capital restrictions placed on RJF, RJ Bank and our broker-dealer subsidiaries.)

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.2
Amended and Restated By-Laws of Raymond James Financial, Inc. reflecting amendments adopted by the Board of Directors on April 20, 2012, incorporated by reference to Exhibit 3(ii) as filed with Form 8-K on April 25, 2012.

4.5
Third Supplemental Indenture, dated as of March 7, 2012 (for senior debt securities), between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 as filed with Form 8-K on March 7, 2012.

4.6
Fourth Supplemental Indenture, dated as of March 26, 2012 (for senior debt securities), between Raymond James Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 as filed with Form 8-K on March 26, 2012.

10.19
Stock Purchase Agreement, dated January 11, 2012, between Raymond James Financial, Inc. and Regions Financial Corporation (excluding certain exhibits and schedules), incorporated by reference to Exhibit 10.19 as filed with Form 8-K on January 12, 2012.

10.20*	Employment Separation Agreement, Waiver and Release dated as of January 20, 2012 between Raymond James Financial, Inc. and Richard K. Riess, filed herewith.

10.21*
Raymond James Financial, Inc. 2012 Stock Incentive Plan, incorporated by reference to Appendix A to Definitive Proxy Statement for the Annual Meeting of Shareholders held February 23, 2012, filed January 25, 2012.

10.22*	Form of Contingent Stock Option Agreement under 2012 Stock Incentive Plan, filed herewith.

10.23*	Form of Stock Option Agreement under 2012 Stock Incentive Plan, filed herewith.

10.24*	Form of Restricted Stock Unit Agreement for Non-Bonus Award (Employee/Independent Contractor) under 2012 Stock Incentive Plan, filed herewith.

10.25*	Form of Restricted Stock Unit Agreement for Non-Employee Director under 2012 Stock Incentive Plan, filed herewith.

10.26*	Form of Restricted Stock Unit Agreement for Stock Bonus Award under 2012 Stock Incentive Plan, filed herewith.

10.27*	Form of Restricted Stock Unit Agreement for John C. Carson, Jr. (Performance-based Retention Award) under 2012 Stock Incentive Plan, filed herewith.

10.28*	Letter Agreement dated January 31, 2012 between Raymond James Financial, Inc. and Richard G. Averitt, III regarding transition of services and employment matters, filed herewith.

10.29
Credit Agreement, dated as of April 2, 2012, among Raymond James Investments, LLC, RJ Securities, Inc., RJC Forensics, LLC, RJC Event Photos, LLC, Morgan Properties, LLC and Regions Bank (excluding certain exhibits and schedules), incorporated by reference to Exhibit 10.22 as filed with Form 8-K on April 3, 2012.

10.30*
Employment Agreement, dated January 11, 2012, as amended and restated as of April 20, 2012, by and between Raymond James Financial, Inc. and John C. Carson, Jr., incorporated by reference to Exhibit 10.1 as filed with Form 8-K on April 25, 2012.

11
Statement Re: Computation of per Share Earnings (the calculation of per share earnings is included in Part I, Item 1 in the Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, filed herewith.

31.1	Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.(i).1	Charter of the Audit Committee of the Board of Directors as revised on November 21, 2011, incorporated by reference to Exhibit 99.(i).1 as filed with Form 10-Q on February 8, 2012.

*	Indicates a management contract or compensatory plan or arrangement in which a director or named executive officer participates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: May 9, 2012	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: May 9, 2012	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer