Form 10-Q
period 2012-06-30
RAYMOND JAMES FINANCIAL INC
filed 2012-08-08
CIK 720005

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

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

138,017,783 shares of common stock as of August 3, 2012

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES

Form 10-Q for the quarter ended June 30, 2012

Index

PART I   FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2012	September 30, 2011
	($ in thousands)
Assets:
Cash and cash equivalents	$1,729,035	$2,439,695
Assets segregated pursuant to regulations and other segregated assets	2,719,026	3,548,683
Securities purchased under agreements to resell and other collateralized financings	706,713	398,247
Financial instruments, at fair value:
Trading instruments	908,426	492,771
Available for sale securities	751,637	520,665
Private equity and other investments	565,093	294,356
Receivables:
Brokerage clients, net	2,186,737	1,716,828
Stock borrowed	206,690	225,561
Bank loans, net	7,838,574	6,547,914
Brokers-dealers and clearing organizations	392,443	96,096
Other	1,054,874	536,364
Deposits with clearing organizations	144,230	91,482
Prepaid expenses and other assets (includes derivative contracts at fair value of $472.4 million as of June 30, 2012)	966,271	364,264
Investments in real estate partnerships held by consolidated variable interest entities	302,544	320,384
Property and equipment, net	223,560	169,850
Deferred income taxes, net	188,330	171,911
Goodwill	286,372	71,924
Total assets	$21,170,555	$18,006,995

Liabilities and equity:
Trading instruments sold but not yet purchased, at fair value	$186,894	$76,150
Securities sold under agreements to repurchase	506,618	188,745
Payables:
Brokerage clients	4,776,027	4,690,414
Stock loaned	459,860	814,589
Bank deposits	8,277,304	7,739,322
Brokers-dealers and clearing organizations	212,243	111,408
Trade and other (includes derivative contracts at fair value of $481.2 million as of June 30, 2012)	1,164,260	309,723
Accrued compensation, commissions and benefits	591,120	452,849
Loans payable of consolidated variable interest entities	80,549	99,982
Corporate debt	1,333,971	611,968
Total liabilities	17,588,846	15,095,150
Commitments and contingencies (see Note 14)
Equity
Preferred stock; $.10 par value; authorized 10,000,000 shares; issued and outstanding -0- shares	—	—
Common stock; $.01 par value; authorized 350,000,000 shares; issued 142,541,708 at June 30, 2012 and 130,670,086 at September 30, 2011	1,399	1,271
Additional paid-in capital	998,567	565,135
Retained earnings	2,281,407	2,125,818
Treasury stock, at cost; 5,105,380 common shares at June 30, 2012 and 4,263,029 common shares at September 30, 2011	(118,681)	(95,000)
Accumulated other comprehensive income	(4,996)	(9,605)
Total equity attributable to Raymond James Financial, Inc.	3,157,696	2,587,619
Noncontrolling interests	424,013	324,226
Total equity	3,581,709	2,911,845

Total liabilities and equity	$21,170,555	$18,006,995
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Revenues:
Securities commissions and fees	$733,180	$551,337	$1,803,041	$1,649,186
Investment banking	72,266	64,518	169,556	186,618
Investment advisory fees	57,887	55,016	165,661	160,069
Interest	121,186	95,832	332,134	297,029
Account and service fees	82,082	71,739	231,947	211,928
Net trading profits	14,544	7,529	36,866	29,097
Other	34,617	22,241	65,227	31,362
Total revenues	1,115,762	868,212	2,804,432	2,565,289
Interest expense	29,554	17,825	63,510	49,016
Net revenues	1,086,208	850,387	2,740,922	2,516,273
Non-interest expenses:
Compensation, commissions and benefits	736,050	575,726	1,874,563	1,707,197
Communications and information processing	55,282	36,156	136,590	103,681
Occupancy and equipment costs	41,087	27,140	94,255	80,142
Clearance and floor brokerage	11,025	10,277	27,549	29,641
Business development	33,098	24,800	88,319	71,565
Investment sub-advisory fees	7,765	7,703	21,470	22,474
Bank loan loss provision	9,315	8,363	21,925	28,232
Acquisition related expenses	20,955	—	40,559	—
Loss provision for auction rate securities	—	45,000	—	45,000
Other	33,640	34,143	85,151	96,278
Total non-interest expenses	948,217	769,308	2,390,381	2,184,210
Income including noncontrolling interests and before provision for income taxes	137,991	81,079	350,541	332,063
Provision for income taxes	48,520	31,881	134,674	125,992
Net income including noncontrolling interests	89,471	49,198	215,867	206,071
Net income (loss) attributable to noncontrolling interests	13,121	2,412	3,323	(3,355)
Net income attributable to Raymond James Financial, Inc.	$76,350	$46,786	$212,544	$209,426

Net income per common share – basic	$0.55	$0.37	$1.61	$1.66
Net income per common share – diluted	$0.55	$0.37	$1.60	$1.65
Weighted-average common shares outstanding – basic	135,256	123,238	129,206	122,200
Weighted-average common and common equivalent shares outstanding – diluted	136,657	123,958	130,187	122,689

Net income attributable to Raymond James Financial, Inc.	$76,350	$46,786	$212,544	$209,426
Other comprehensive income, net of tax:(1)
Change in unrealized gain (loss) on available for sale securities and non-credit portion of other-than-temporary impairment losses	622	(26)	6,197	6,895
Change in currency translations	(8,933)	998	(1,588)	10,205
Total comprehensive income	$68,039	$47,758	$217,153	$226,526

Other-than-temporary impairment:
Total other-than-temporary impairment, net	$(1,260)	$(2,680)	$5,406	$(4,064)
Portion of (recoveries) losses recognized in other comprehensive income (before taxes)	(175)	425	(10,274)	(3,589)
Net impairment losses recognized in other revenue	$(1,435)	$(2,255)	$(4,868)	$(7,653)

(1)
The components of other comprehensive income, net of tax, are attributable to Raymond James Financial, Inc.  None of the components of other comprehensive income are attributable to noncontrolling interests.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Nine months ended June 30,
	2012		2011
	(in thousands, except per share amounts)
Common stock, par value $.01 per share:
Balance, beginning of year	$1,271		$1,244
Issuance of shares, registered public offering	111	(1)	—
Other issuances	17		23	(2)
Balance, end of period	1,399		1,267
Shares exchangeable into common stock:
Balance, beginning of year	—		3,119
Exchanged	—		(3,119)	(2)
Balance, end of period	—		—
Additional paid-in capital:
Balance, beginning of year	565,135		476,359
Issuance of shares, registered public offering	362,712	(1)	—
Employee stock purchases	12,286		7,116
Exercise of stock options and vesting of restricted stock units, net of forfeitures	16,142		32,281
Restricted stock, stock option and restricted stock unit expense	39,287		30,412
Excess tax benefit from share-based payments	2,407		460
Issuance of stock as consideration for acquisition (3)	—		4,011
Other	598		3,281	(2)
Balance, end of period	998,567		553,920
Retained earnings:
Balance, beginning of year	2,125,818		1,909,865
Net income attributable to Raymond James Financial, Inc.	212,544		209,426
Cash dividends declared	(52,118)		(49,346)
Other	(4,837)		4,370
Balance, end of period	2,281,407		2,074,315
Treasury stock:
Balance, beginning of year	(95,000)		(81,574)
Purchases/surrenders	(19,211)		(6,662)
Exercise of stock options and vesting of restricted stock units, net of forfeitures	(4,470)		1,991
Issuance of stock as consideration for acquisition	—		4,504
Balance, end of period	(118,681)		(81,741)
Accumulated other comprehensive income: (4)
Balance, beginning of year	(9,605)		(6,197)
Net unrealized gain on available for sale securities and non-credit portion of other-than-temporary impairment losses (5)	6,197		6,895
Net change in currency transactions	(1,588)		10,205
Balance, end of period	(4,996)		10,903
Total equity attributable to Raymond James Financial, Inc.	$3,157,696		$2,558,664
Noncontrolling interests:
Balance, beginning of year	$324,226		$294,052
Net income (loss) attributable to noncontrolling interests	3,323		(3,355)
Capital contributions	33,228		33,576
Distributions	(6,645)		(9,541)
Deconsolidation of previously consolidated low income housing tax credit funds	—		(6,789)
Consolidation of low income housing tax credit funds not previously consolidated	—		14,635
Consolidation of private equity partnerships	78,394		—
Other	(8,513)		(16,003)
Balance, end of period	424,013		306,575
Total equity	$3,581,709		$2,865,239

(1)
During the quarter ending March 31, 2012, in a registered public offering, 11,075,000 common shares were issued generating approximately $363 million in net proceeds (after consideration of the underwriting discount and direct expenses of the offering).

(2)	During the quarter ending March 31, 2011, approximately 243,000 exchangeable shares were exchanged for common stock on a one-for-one basis.

(3)	In April, 2011, we acquired Howe Barnes, Hoefer & Arnett (“Howe Barnes”) by exchanging RJF shares for all issued and outstanding shares of Howe Barnes.

(4)	The components of other comprehensive income are attributable to Raymond James Financial, Inc. None of the components of other comprehensive income are attributable to noncontrolling interests.

(5)	Net of tax.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income attributable to Raymond James Financial, Inc.	$212,544	$209,426
Net income (loss) attributable to noncontrolling interests	3,323	(3,355)
Net income including noncontrolling interests	215,867	206,071

Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	38,079	30,330
Deferred income taxes	(16,389)	(43,242)
Premium and discount amortization on available for sale securities and unrealized/realized gain on other investments	(21,222)	(11,758)
Provisions for loan losses, legal proceedings, bad debts and other accruals	26,679	44,125
Share-based compensation expense	41,774	32,969
Loss provision for auction rate securities	—	45,000
Other	11,469	20,017
Net change in:
Assets segregated pursuant to regulations and other segregated assets	954,857	934,240
Securities purchased under agreements to resell and other collateralized financings, net of securities sold under agreements to repurchase	(192,771)	(294,113)
Stock loaned, net of stock borrowed	(328,145)	(35,259)
Brokerage client receivables and other accounts receivable, net	(316,477)	(244,615)
Trading instruments, net	(26,886)	99,634
Prepaid expenses and other assets	5,726	(17,522)
Brokerage client payables and other accounts payable	(84,289)	383,015
Accrued compensation, commissions and benefits	(39,591)	17,034
Purchase and origination of loans held for sale, net of proceeds from sale of securitizations and loans held for sale	(49,893)	(73,999)
Excess tax benefits from stock-based payment arrangements	(3,001)	(1,772)

Net cash provided by operating activities	215,787	1,090,155

Cash flows from investing activities:
Additions to property and equipment	(53,572)	(28,170)
Increase in loans, net	(1,256,018)	(114,152)
Redemptions of Federal Home Loan Bank stock, net	20,169	42,811
(Purchases) sales of private equity and other investments, net	(18,887)	10,503
Acquisition of controlling interest in subsidiary	—	(6,354)
Purchases of available for sale securities	(249,381)	(2,328)
Available for sale securities maturations, repayments and redemptions	145,860	92,049
Proceeds from sales of available for sale securities	—	13,767
Investments in real estate partnerships held by consolidated variable interest entities, net of other investing activity	(141)	(12,048)
Business acquisition, net of cash acquired (see Note 2 for the components of net assets acquired)	(1,096,631)	—

Net cash used in investing activities	$(2,508,601)	$(3,922)

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(continued from previous page)

	Nine months ended June 30,
	2012	2011
	(in thousands)
Cash flows from financing activities:
Proceeds from borrowed funds, net	$1,149,275	$249,498
Repayments of borrowed funds, net	(425,598)	(2,560,493)
Proceeds from issuance of shares in registered public offering	362,823	—
Repayments of borrowings by consolidated variable interest entities which are real estate partnerships	(23,147)	(23,679)
Proceeds from capital contributed to and borrowings of consolidated variable interest entities which are real estate partnerships	30,546	32,912
Purchase of additional equity interest in subsidiary	(4,017)	—
Exercise of stock options and employee stock purchases	23,416	40,643
Increase (decrease) in bank deposits	537,982	(135,260)
Purchase of treasury stock	(20,489)	(6,998)
Dividends on common stock	(50,655)	(49,346)
Excess tax benefits from share-based payment arrangements	3,001	1,772
Net cash provided by (used in) financing activities	1,583,137	(2,450,951)

Currency adjustment:
Effect of exchange rate changes on cash	(983)	1,801
Net decrease in cash and cash equivalents	(710,660)	(1,362,917)
Increase in cash resulting from the consolidation of an acquired entity and the acquisition of a controlling interest in a subsidiary	—	18,366
Cash and cash equivalents at beginning of year	2,439,695	2,943,239
Cash and cash equivalents at end of period	$1,729,035	$1,598,688

Supplemental disclosures of cash flow information:
Cash paid for interest	$51,407	$36,187
Cash paid for income taxes	$123,715	$154,275
Non-cash transfers of loans to other real estate owned	$11,121	$12,157

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Index

RAYMOND JAMES FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012

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

On April 2, 2012 (the “Closing Date”) RJF completed its acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. (a broker-dealer hereinafter referred to as “MK & Co.”) and MK Holding, Inc. and certain of its related affiliates (altogether referred to hereinafter as “Morgan Keegan”) from Regions Financial Corporation (“Regions”).  This acquisition expands both our private client wealth management and our capital markets businesses. See Note 17 for information regarding the capital position of MK & Co. as of June 30, 2012 and Note 2 for further discussion of our acquisition of Morgan Keegan.

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

Index

As more fully described in Note 1, page 87, of our 2011 Form 10-K, we have certain financing receivables that arise from businesses other than our banking business.  Specifically, we offer loans to financial advisors and certain key revenue producers, primarily for recruiting and retention purposes, the net balances associated therewith are included within other receivables on our Condensed Consolidated Statements of Financial Condition.  The outstanding balance of these loans is $453.5 million and $231.5 million at June 30, 2012 and September 30, 2011, respectively.  The June 30, 2012 outstanding balance includes $135.7 million of loans made to MK & Co. financial advisors during April 2012 in conjunction with our acquisition of Morgan Keegan (see Note 2 for further discussion of this acquisition) and $71.4 million of outstanding loans of MK & Co. as of the acquisition date. The related allowance for doubtful accounts balance is $2.2 million and $5.9 million at June 30, 2012 and September 30, 2011, respectively. Of the June 30, 2012 loan balance referred to above, the portion of the balance associated with financial advisors who are no longer affiliated with us, after consideration of the allowance for doubtful accounts, is approximately $2.8 million.

Reclassifications

In the fourth quarter of fiscal year 2011, we changed the title of what had been known as “Financial Service Fees” on our Condensed Consolidated Statements of Income and Comprehensive Income to “Account and Service Fees,” to better reflect the nature of the revenues included within the line item description.  Additionally, we reclassified certain components of revenue previously included within other revenues into Account and Service Fees.  A reclassification of $32.8 million and $90.3 million million of revenue previously reported as a component of other revenues for the three and nine months ended June 30, 2011 has been included in Account and Service Fees on the Condensed Consolidated Statements of Income and Comprehensive Income as presented, to conform the prior period to the current period presentation.

Certain other prior period amounts, none of which are material, have been reclassified to conform to the current presentation.

Index

NOTE 2 – ACQUISITION OF MORGAN KEEGAN

As of the Closing Date, we applied the acquisition method of accounting to our acquisition of Morgan Keegan (as more fully described in Note 1).

Net assets acquired and consideration paid

The fair value of the assets acquired and liabilities assumed as of the Closing Date are reflected below.

(in thousands)
Cash and cash equivalents	$114,466
Assets segregated pursuant to regulations and other segregated assets	125,200
Securities purchased under agreements to resell and other collateralized financings	166,604
Financial instruments, at fair value:
Trading instruments	504,477
Available for sale securities	122,309
Private equity and other investments	245,033
Receivables:
Brokerage clients, net	365,567
Stock borrowed	16,020
Brokers-dealers and clearing organizations	291,759
Other	287,417
Deposits with clearing organizations	51,362
Prepaid expenses and other assets	443,973
Property and equipment, net	34,269
Acquired intangible assets (see detail below)	84,000
Goodwill	214,448
Trading instruments sold but not yet purchased, at fair value	(216,094)
Securities sold under agreements to repurchase	(368,782)
Payables:
Brokerage client payables	(372,981)
Stock loaned	(8,307)
Brokers-dealers and clearing organizations	(12,171)
Trade and other	(723,897)
Accrued compensation, commissions and benefits	(176,585)
Net assets acquired at fair value	$1,188,087

The fair value of the consideration paid and the estimated net purchase price are as follows:

(in thousands)
Cash paid to Regions on the Closing Date	$1,211,097
Receivable from Regions as of June 30, 2012 (1)	(23,010)
Estimated net purchase price consideration	$1,188,087

(1)	The estimated outcome of the determination of the final Closing Date tangible book value of Morgan Keegan, as discussed below.

The total cash flow impact during fiscal year 2012 of a use of cash of $1.1 billion results from the $1.2 billion cash payment on the Closing Date offset by Morgan Keegan's Closing Date cash balance of $114 million.

Index

Preliminary valuation of identified intangible assets

We are in the process of finalizing the valuation of the identifiable intangible assets acquired in the Morgan Keegan acquisition. Based upon our preliminary results, the preliminary values and our estimate of their respective useful lives are as follows:

Identified intangible asset description:	Asset amount (in thousands)	Weighted average useful lives (in yrs)
Customer relationships	$51,000	11.9
Non-solicitation agreements	11,000	5.0
Developed technology	11,000	5.0
Non-competition agreements	7,000	2.0
Trade names	4,000	1.0
Total identified intangible assets	$84,000

Once our final valuation of the identified intangible assets is complete, we will adjust our preliminary estimates accordingly. We utilize the straight-line method of amortization for the acquired intangible assets. Based on our current estimate, amortization expense of $4 million related to the intangible assets acquired in the Morgan Keegan acquisition is included in other expense in our Condensed Consolidated Statements of Income and Comprehensive Income in the three month and nine month periods ended June 30, 2012.

Preliminary estimate of goodwill

The remaining consideration, after adjusting for the preliminary estimate of the identified intangible assets and the net assets and liabilities recorded at fair value, was preliminarily determined to be $214 million, which represents synergies resulting from combining the businesses, and is allocated to goodwill. To the extent that our preliminary value of identified intangible assets changes, there will be an equal and offsetting change to the recorded goodwill.

We elected to write-up to fair value, the tax basis of the acquired assets and liabilities assumed. As a result of this tax election, $68 million of the net deferred tax asset balance of Morgan Keegan as of the Closing Date is included in our allocation to goodwill. The goodwill arising from this transaction is attributable to our private client group and our capital markets business units. Our valuation process to determine the amount of goodwill to allocate to each respective business unit has not been completed. The portion of goodwill that is amortizable for tax purposes is approximately $211 million.

Selected Unaudited Pro forma financial information

The following unaudited pro forma financial information assumes the acquisition had occurred at the beginning of each period presented. Our fiscal year 2012 results of operations include the operations of Morgan Keegan for the period from April 2, 2012 to June 30, 2012. Integration of both equity and fixed income capital markets operations of Morgan Keegan began immediately following the Closing Date which precludes the determination of legacy Morgan Keegan results in those areas. Therefore, the results of the Morgan Keegan business, as acquired, does not exist as a discrete comparable entity within our reporting structure.

Pro forma results have been prepared by adjusting our historical results to include Morgan Keegan's results of operations adjusted for the following: amortization expense related to the estimated intangible assets arising from the acquisition; interest expense to reflect the impact of senior notes issued in March 2012; incremental bonus expense resulting from the bonus agreements made for retention purposes to certain Morgan Keegan financial advisors, incremental compensation expense related to restricted stock units granted to certain executives and key revenue producers for retention purposes; our acquisition expenses; a $545 million goodwill impairment charge included in Morgan Keegan's pre-Closing Date financial statements directly resulting from the transaction; and the applicable tax effect of each adjustment described above. The weighted average common shares used in the computation of both pro forma basic and pro forma diluted earnings per share were adjusted to reflect that the issuance of additional RJF shares that occurred in February 2012 had been outstanding for the entirety of each respective period presented.

Index

The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions on revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following unaudited pro forma results.

	Three months ended	Nine months ended
Pro forma results (Unaudited):	June 30, 2011	June 30, 2012	June 30, 2011
	($ in thousands except per share amounts)
Total net revenues	$1,102,328	$3,253,924	$3,334,666
Net income	$65,457	$255,647	$242,603
Net income per share:
Basic	$0.48	$1.86	$1.77
Diluted	$0.47	$1.85	$1.76

Other items of significance

Under the terms of the Stock Purchase Agreement (the “SPA”), on the Closing Date RJF paid Regions approximately $1.2 billion in cash in exchange for the Morgan Keegan shares. This purchase price represented a $230 million premium over a preliminary estimate of tangible book value at closing of $970 million.  The SPA contemplated that Morgan Keegan would pay a cash dividend of $250 million to Regions prior to the closing of the transaction. However, the parties subsequently decided to defer payment of the dividend until after the closing, resulting in an increase in the book value of Morgan Keegan and therefore, the purchase price.  Following the closing, RJF received a cash dividend in the amount of $250 million from Morgan Keegan. Subsequent to the closing of the transaction, the parties to the SPA were to determine the final closing date tangible book value; we believe we have an agreement in principle with Regions that it owes us approximately $23 million. Although definitive documentation has not yet been completed with respect to this matter, we have included this amount in the estimated net purchase price consideration and in other receivables on our June 30, 2012 Condensed Consolidated Statements of Financial Condition. The SPA provided for a potential downward adjustment of the purchase price if certain revenue retention hurdles were not met during the 90 days following closing; such revenue retention hurdles were met as of July 2, 2012 and as a result there will be no downward adjustment of the purchase price related to any revenue retention hurdles.

During April, 2012, RJF made approximately $136 million of loans to Morgan Keegan financial advisors and issued approximately 1.5 million of restricted stock units to certain key Morgan Keegan revenue producers as part of an employee retention program (see Note 1 for additional information).  Concurrent with the execution of the SPA, RJF executed employment agreements with certain key members of the Morgan Keegan management team.

In addition to customary indemnity for breaches of representations and warranties and covenants, the SPA also provides that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters. With respect to the indemnification pertaining to most breaches of representations and warranties and covenants, there is no indemnification for the first $9 million of aggregate losses, and thereafter indemnification is subject to a maximum amount equal to 15% of the purchase price. With respect to representations regarding certain fundamental matters and with respect to legal proceedings pending as of the Closing Date, such matters are not subject to any annual indemnification deductible or cap. Indemnification for legal proceedings commenced after the closing is subject to an aggregate annual $2 million indemnification deductible for three years, after which RJF is entitled to receive the full amount of all such losses incurred in excess of $2 million.

In our application of the acquisition method of accounting, we recorded an indemnification asset of approximately $198 million pertaining primarily to legal matters, which is included in other assets, and the related liability is reflected in trade and other payables on our Condensed Consolidated Statements of Financial Condition. See Note 14 for discussion of the Morgan Keegan pre-Closing Date litigation matters.

On January 11, 2012, J.P. Morgan Chase (“JPM Chase”) entered into a commitment letter to provide RJF with a $900 million bridge financing facility to provide financing of the purchase price.  On February 16, 2012, JPM Chase and a number of other lenders executed a $900 million bridge credit agreement (the “Bridge Financing Agreement”).  As a result of the successful completion of certain equity and debt financings during the quarter ended March 31, 2012, RJF terminated the Bridge Financing Agreement on March 10, 2012.

Index

On the Closing Date, certain subsidiaries of RJF (the “Borrowers”) entered into a credit agreement (the “Regions Credit Agreement”) with Regions Bank, an Alabama banking corporation (the “Lender”).  See Note 11 for information regarding this borrowing.

One or more of Morgan Keegan’s affiliates are the general partner in private equity funds. As a result of the general partner interest, we are consolidating nine of the funds. Our share (inclusive of any related parties for purposes of this determination) of the ownership interest in the funds we are consolidating ranges from 9% to 100%. As a result of the consolidation, funds with total assets of approximately $116 million as of the Closing Date were consolidated. The portion of the consolidated funds equity that is attributable to others approximated $78 million.

Acquisition related expenses

Acquisition related expenses are recorded in the Condensed Consolidated Statement of Income and Comprehensive Income and include certain incremental expenses arising solely as a result of our acquisition of Morgan Keegan.  During the three and nine months ended June 30, 2012, we incurred the following acquisition related expenses:

	Three months ended	Nine months ended
	June 30, 2012	June 30, 2012
	(in thousands)
Severance (1)	$13,845	$17,028
Financial advisory fees	20	7,040
Integration costs	6,544	7,742
Acquisition bridge financing facility fees	—	5,684
Legal	—	2,230
Other	546	835
Total acquisition related expenses	$20,955	$40,559

(1)
Represents all costs associated with eliminating positions as a result of the Morgan Keegan acquisition, partially offset by the favorable impact arising from the forfeiture of any unvested accrued benefits.

Index

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

Our cash and cash equivalents, assets segregated pursuant to regulations or other segregated assets, and deposits with clearing organization balances are as follows:

	June 30, 2012	September 30, 2011
	(in thousands)
Cash and cash equivalents:
Cash in banks	$1,724,460	$2,438,249
Money market investments	4,575	1,446
Total cash and cash equivalents (1)	1,729,035	2,439,695
Cash and securities segregated pursuant to federal regulations and other segregated assets (2)	2,719,026	3,548,683
Deposits with clearing organizations (3)	144,230	91,482
	$4,592,291	$6,079,860

(1)
The total amounts presented include: 1) Cash and cash equivalents of the parent company of $251 million as of June 30, 2012 that are not subject to any restrictions. 2) Cash and cash equivalents of $365 million and $471 million as of June 30, 2012 and September 30, 2011, respectively, which are either on deposit at our wholly owned bank subsidiary Raymond James Bank, FSB  (effective February 1, 2012, Raymond James Bank, N.A.) (“RJ Bank”) or are otherwise invested by one of our subsidiaries on behalf of RJF, and are not subject to any restrictions.

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

There have been no material changes to our valuation methodologies since our year ended September 30, 2011.

Index

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are presented below:

June 30, 2012	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of June 30, 2012
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$7	$336,009	$—		$—	$336,016
Corporate obligations	15,481	50,827	—		—	66,308
Government and agency obligations	9,163	132,811	—		—	141,974
Agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	4,232	239,871	—		—	244,103
Non-agency CMOs and asset-backed securities (“ABS”)	—	5,875	31		—	5,906
Total debt securities	28,883	765,393	31		—	794,307
Derivative contracts	—	141,388	—		(94,564)	46,824
Equity securities	44,064	2,027	—		—	46,091
Other securities	546	14,759	5,899		—	21,204
Total trading instruments	73,493	923,567	5,930		(94,564)	908,426
Available for sale securities:
Agency MBS and CMOs	—	371,905	—		—	371,905
Non-agency CMOs	—	138,760	526		—	139,286
Other securities	12	—	—		—	12
Auction rate securities (“ARS”):
Municipals	—	—	123,753	(3)	—	123,753
Preferred securities	—	—	116,681		—	116,681
Total available for sale securities	12	510,665	240,960		—	751,637
Private equity and other investments:
Private equity investments	—	—	335,237	(4)	—	335,237
Other investments	222,831	2,897	4,128		—	229,856
Total private equity and other investments	222,831	2,897	339,365		—	565,093
Other assets:
Derivative contracts	—	472,382	—		—	472,382
Total assets at fair value on a recurring basis	$296,336	$1,909,511	$586,255		$(94,564)	$2,697,538

Assets at fair value on a nonrecurring basis:
Bank loans, net:
Impaired loans(5)	$—	$54,850	$34,659		$—	$89,509
Loans held for sale(6)	—	49,276	—		—	49,276
Total bank loans, net	—	104,126	34,659		—	138,785
Other Real Estate Owned (“OREO”)(7)	—	8,132	—		—	8,132
Total assets at fair value on a nonrecurring basis(8)	$—	$112,258	$34,659		$—	$146,917

(continued on next page)

Index

June 30, 2012	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of June 30, 2012
	(in thousands)
	(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$—	$234	$—	$—	$234
Corporate obligations	32	5,986	—	—	6,018
Government obligations	164,393	2,980	—	—	167,373
Agency MBS and CMOs	277	103	—	—	380
Total debt securities	164,702	9,303	—	—	174,005
Derivative contracts	—	127,375	—	(124,845)	2,530
Equity securities	10,309	50	—	—	10,359
Total trading instruments sold but not yet purchased	175,011	136,728	—	(124,845)	186,894
Trade and other payables:
Derivative contracts	—	481,151	—	—	481,151
Other	—	—	60	—	60
Total trade and other payables	—	481,151	60	—	481,211
Total liabilities at fair value on a recurring basis	$175,011	$617,879	$60	$(124,845)	$668,105

(1)
We had no transfers of financial instruments from Level 1 to Level 2 during either the three or nine month periods ended June 30, 2012.  We had $105 thousand and $541 thousand in transfers of financial instruments from Level 2 to Level 1 during the three and nine month periods ended June 30, 2012, respectively.  These transfers were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)	Includes $48 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $21 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

(4)
Includes $230 million in private equity investments of which the weighted-average portion we own is approximately 30%.  Effectively, the economics associated with the portions of these investments we do not own become a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition, and amounted to approximately $161 million of that total as of June 30, 2012.

(5)
There was a $55 million transfer of impaired loans from Level 3 to Level 2 during the nine month period ended June 30, 2012 due to the increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our analysis indicates that comparative sales data is a reasonable estimate of fair value, therefore, more consideration was given to this observable input.

(6)	Includes individual loans classified as held for sale, which were recorded at a fair value lower than cost.

(7)
Represents the fair value of foreclosed properties which were measured at a fair value subsequent to their initial classification as OREO. The recorded value in the Condensed Consolidated Statements of Financial Condition is net of the estimated selling costs.

(8)
The adjustment to fair value of the nonrecurring fair value measures for the nine months ended June 30, 2012 resulted in $13.7 million in additional provision for loan losses, as well as $1.5 million in other losses during the nine month period.

Index

September 30, 2011	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)		Netting adjustments (2)	Balance as of September 30, 2011
	(in thousands)
Assets at fair value on a recurring basis:
Trading instruments:
Municipal and provincial obligations	$8	$164,019	$375		$—	$164,402
Corporate obligations	4,137	23,470	—		—	27,607
Government and agency obligations	22,620	13,486	—		—	36,106
Agency MBS and CMOs	31	147,726	—		—	147,757
Non-agency CMOs and ABS	—	49,069	50		—	49,119
Total debt securities	26,796	397,770	425		—	424,991
Derivative contracts	—	126,867	—		(88,563)	38,304
Equity securities	17,908	3,274	15		—	21,197
Other securities	816	7,463	—		—	8,279
Total trading instruments	45,520	535,374	440		(88,563)	492,771

Available for sale securities:
Agency MBS and CMOs	—	178,732	—		—	178,732
Non-agency CMOs	—	145,024	851		—	145,875
Other securities	10	—	—		—	10
ARS:
Municipals	—	—	79,524	(3)	—	79,524
Preferred securities	—	—	116,524		—	116,524
Total available for sale securities	10	323,756	196,899		—	520,665

Private equity and other investments:
Private equity investments	—	—	168,785	(4)	—	168,785
Other investments	123,421	63	2,087		—	125,571
Total private equity and other investments	123,421	63	170,872		—	294,356

Other assets	—	2,696	—		—	2,696
Total assets at fair value on a recurring basis	$168,951	$861,889	$368,211		$(88,563)	$1,310,488

Assets at fair value on a nonrecurring basis:
Bank loans, net (5)	$—	$39,621	111,941	(7)	$—	$151,562
OREO(6)	—	11,278	—		—	11,278
Total assets at fair value on a nonrecurring basis	$—	$50,899	$111,941		$—	$162,840

(continued on next page)

Index

September 30, 2011	Quoted prices in active markets for identical assets (Level 1) (1)	Significant other observable inputs (Level 2) (1)	Significant unobservable inputs (Level 3)	Netting adjustments (2)	Balance as of September 30, 2011
(in thousands)
(continued from previous page)
Liabilities at fair value on a recurring basis:
Trading instruments sold but not yet purchased:
Municipal and provincial obligations	$—	$607	$—	$—	$607
Corporate obligations	—	5,625	—	—	5,625
Government obligations	56,472	—	—	—	56,472
Agency MBS and CMOs	159	—	—	—	159
Total debt securities	56,631	6,232	—	—	62,863
Derivative contracts	—	112,457	—	(105,869)	6,588
Equity securities	6,488	211	—	—	6,699
Total trading instruments sold but not yet purchased	63,119	118,900	—	(105,869)	76,150
Trade and other payables:
Other liabilities	—	20	40	—	60
Total trade and other payables	$—	$20	$40	$—	$60
Total liabilities at fair value on a recurring basis	$63,119	$118,920	$40	$(105,869)	$76,210

(1)
We had no significant transfers of financial instruments between Level 1 and Level 2 during the period ended September 30, 2011.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(2)	We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(3)	Includes $53 million of Jefferson County, Alabama Limited Obligation School Warrants ARS and $19 million of Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS.

(4)
Includes $88 million in private equity investments of which the weighted-average portion we own is approximately 20%.  Effectively, the economics associated with the portions of these investments we do not own become a component of noncontrolling interests on our Condensed Consolidated Statements of Financial Condition, and amounted to approximately $70 million of that total as of September 30, 2011.

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

Index

Changes in Level 3 recurring fair value measurements

The realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Additional information about Level 3 assets and liabilities measured at fair value on a recurring basis is presented below:

Three months ended June 30, 2012 Level 3 assets at fair value (in thousands)
Financial assets											Financial liabilities
	Trading instruments				Available for sale securities			Private equity and other investments			Payables- trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities	Non- agency CMOs	ARS – municipals	ARS - preferred securities	Private equity investments		Other investments	Other liabilities
Fair value March 31, 2012	$—	$34	$—	$6,618	$633	$71,909	$102,092	$181,446		$2,193	$(39)
Total gains (losses) for the period:
Included in earnings	—	—	—	(63)	(157)	(947)	—	20,983	(1)	9	(21)
Included in other comprehensive income	—	—	—	—	—	(31)	2,209	—		109	—
Purchases and contributions	—	—	—	8,790	56	55,869	66,440	136,828	(3)	2,273	—
Sales	—	—	—	(8,903)	—	—	—	—		—	—
Redemptions by issuer	—	—	—	—	—	(3,047)	(54,060)	—		—	—
Distributions	—	(3)	—	(543)	(6)	—	—	(4,020)		(456)	—
Transfers: (2)
Into Level 3	—	—	—	—	—	—	—	—		—	—
Out of Level 3	—	—	—	—	—	—	—	—		—	—
Fair value June 30, 2012	$—	$31	$—	$5,899	$526	$123,753	$116,681	$335,237		$4,128	$(60)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$5	$—	$(63)	$(157)	$(978)	$2,209	$20,983	(1)	$95	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $2.5 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests' share of the net valuation adjustments was a gain of approximately $18.4 million.

(2)	Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(3)
Includes private equity investments of approximately $46 million arising from the Morgan Keegan acquisition and $90 million of other investments arising from the consolidation of certain of Morgan Keegan's private equity funds (see Note 2 for further information regarding the Morgan Keegan acquisition and the consolidation of some of the private equity funds they sponsor).

Index

Nine months ended June 30, 2012 Level 3 assets at fair value (in thousands)
Financial assets												Financial liabilities
	Trading instruments					Available for sale securities			Private equity and other investments			Payables- trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Other securities		Non- agency CMOs	ARS – municipals	ARS - Preferred securities	Private equity investments		Other investments	Other liabilities
Fair value September 30, 2011	$375	$50	$15	$—		$851	$79,524	$116,524	$168,785		$2,087	$(40)
Total gains (losses) for the period:
Included in earnings	89	(3)	11	(1,222)		(295)	(1,487)	(75)	29,013	(1)	225	(20)
Included in other comprehensive income	—	—	—	—		—	(7,499)	4,870	—		—	—
Purchases and contributions	—	—	16	13,978		2	56,344	66,915	152,090	(4)	2,273	—
Sales	(320)	—	(16)	(12,397)		—	—		—		(1)	—
Redemptions by issuer	—	—	—	—		—	(3,172)	(71,510)	—		—	—
Distributions	—	(16)	—	(1,037)		(32)	—	—	(14,651)		(456)	—
Transfers:
Into Level 3	—	—	152	6,577	(2)	—	43	—	—		—	—
Out of Level 3(3)	(144)	—	(178)	—		—	—	(43)	—		—	—
Fair value June 30, 2012	$—	$31	$—	$5,899		$526	$123,753	$116,681	$335,237		$4,128	$(60)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	$—	$—	$(61)		$(295)	$(8,908)	$4,870	$28,909	(1)	$147	$—

(1)
Primarily results from valuation adjustments of certain private equity investments.  Since we only own a portion of these investments, our share of the net valuation adjustments resulted in a gain of $5.4 million which is included in net income attributable to RJF (after noncontrolling interests).  The noncontrolling interests' share of the net valuation adjustments was a gain of approximately $23.6 million.

(2)	During the nine month period ended June 30, 2012, we transferred certain securities which were previously included in Level 2, non-agency CMOs and ABS.

(3)
The transfers out of Level 3 were a result of an increase in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of each respective quarterly reporting period determines when transfers of financial instruments between levels are recognized.

(4)
Includes private equity investments of approximately $46 million arising from the Morgan Keegan acquisition and $90 million of other investments arising from the consolidation of certain of Morgan Keegan's private equity funds (see Note 2 for further information regarding the Morgan Keegan acquisition and the consolidation of some of the private equity funds they sponsor).

Index

Three months ended June 30, 2011 Level 3 assets at fair value (in thousands)
Financial assets								Financial liabilities
	Trading instruments			Available for sale securities	Private equity and other investments		Prepaid expenses and other assets	Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Non- agency CMOs	Private equity investments	Other investments	Other assets	Other liabilities
Fair value March 31, 2011	$5,688	$3,921	$1,925	$800	$157,046	$45	$25	$(42)
Total gains (losses) for the period:
Included in earnings	(129)	570	—	—	8,819	—	—	—
Included in other comprehensive income	—	—	—	136	—	—	—	—
Purchases, issues & settlements, net	751	(4,433)	(578)	(21)	1,909	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—	—
Out of Level 3	—	—	—	—	—	—	—	2
Fair value June 30, 2011	$6,310	$58	$1,347	$915	$167,774	$45	$25	$(40)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$(54)	$(63)	$—	$—	$8,819	$—	$—	$—

Nine months ended June 30, 2011 Level 3 assets at fair value (in thousands)
Financial assets								Financial liabilities
	Trading instruments			Available for sale securities	Private equity and other investments		Prepaid expenses and other assets	Payables-trade and other
	Municipal & provincial obligations	Non- agency CMOs & ABS	Equity securities	Non- agency CMOs	Private equity investments	Other investments	Other assets	Other liabilities
Fair value September 30, 2010	$6,275	$3,930	$3,025	$1,011	$161,230	$45	$25	$(46)
Total gains (losses) for the period:
Included in earnings	(710)	1,310	—	121	8,417	—	—	—
Included in other comprehensive income	—	—	—	202	—	—	—	—
Purchases, issues & settlements, net	745	(5,182)	(1,678)	(419)	(1,873)	—	—	—
Transfers:
Into Level 3	—	—	—	—	—	—	—	(3)
Out of Level 3	—	—	—	—	—	—	—	9
Fair value June 30, 2011	$6,310	$58	$1,347	$915	$167,774	$45	$25	$(40)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$(855)	$(190)	$—	$(81)	$8,417	$—	$—	$—

Index

As of June 30, 2012, 12.7% of our assets and 3.8% of our liabilities are instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2012 represent 21.7% of our assets measured at fair value, a substantial increase as compared to June 30, 2011 as a result of the purchase of ARS that occurred during the fourth quarter of fiscal year 2011 (see the ARS repurchase discussion in Note 18 on pages 130 – 131 of our 2011 Form 10-K) and as a component of our acquisition of Morgan Keegan (see Note 2 for further information).  As of June 30, 2011, 7.6% and 1.5% of our assets and liabilities, respectively, represented instruments measured at fair value on a recurring basis.  Instruments measured at fair value on a recurring basis categorized as Level 3 as of June 30, 2011 represented 14.5% of our assets measured at fair value.

Gains and losses included in earnings for the period are presented in net trading profits and other revenues in our Condensed Consolidated Statements of Income and Comprehensive Income as follows:

For the three months ended June 30, 2012	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains for the period included in revenues	$(63)	$19,867
Change in unrealized (losses) gains for the period for assets held at the end of the reporting period	$(58)	$22,152

For the nine months ended June 30, 2012	Net trading profits	Other revenues
	(in thousands)
Total (losses) gains for the period included in revenues	$(1,125)	$27,361
Change in unrealized (losses) gains for the period for assets held at the end of the reporting period	$(61)	$24,723

For the three months ended June 30, 2011	Net trading profits	Other revenues
	(in thousands)
Total gains for the period included in revenues	$441	$8,819
Change in unrealized (losses) gains for the period for assets held at the end of the reporting period	$(117)	$8,819

For the nine months ended June 30, 2011	Net trading profits	Other revenues
	(in thousands)
Total gains for the period included in revenues	$600	$8,538
Change in unrealized (losses) gains for the period for assets held at the end of the reporting period	$(1,045)	$8,336

Index

Quantitative information about level 3 fair value measurements

The significant assumptions used in the valuation of level 3 financial instruments are as follows (the table that follows includes the significant majority of the financial instruments we hold that are classified as level 3 measures):

Level 3 financial instrument	Fair value at June 30, 2012 (in thousands)	Valuation technique(s)	Unobservable input	Range (weighted-average)
Recurring measurements:
Available for sale securities:
ARS:
Municipals	$53,392	Probability weighted internal scenario model:
		Scenario 1 - recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades (in active markets) of other comparable securities	57% of par - 104% of par (67% of par)
		Scenario 2 - scenario of potential outcomes	Par value of scenario based possible outcomes(a)	70% of par - 94% of par (84% of par)
			Weighting assigned to weighted average of scenario 1	40% - 50% (45%)
			Weighting assigned to weighted average of scenario 2	50% - 60% (55%)
	$18,843	Recent trades	Observed trades (in inactive markets) of in-portfolio securities as well as observed trades of other comparable securities (in inactive markets)	50% of par - 106% of par (63% of par)
			Comparability adjustments(b)	+/-5% of par ( +/-5% of par)
	$51,518	Discounted cash flow	Average discount rate(c)	3.1% - 7.25% (4.93%)
			Average interest rates applicable to future interest income on the securities(d)	.95% - 5.62% (2.78%)
			Prepayment year(e)	2014 - 2039 (2021)
Preferred securities	$116,681	Discounted cash flow	Average discount rate(c)	3.79% - 5.97% (4.42%)
			Average interest rates applicable to future interest income on the securities(d)	1.84% - 3.35% (2.49%)
			Prepayment year(e)	2012 - 2021 (2018)
Private equity investments:	$103,620	Market comparable	EBITDA multiple(f)	6.5 - 6.5 (6.5)
		companies	Projected EBITDA growth(g)	5.2% - 5.2% (5.2%)
	$33,939	Discounted cash flow	Discount rate	15% - 16% (15.5%)
			Terminal growth rate of cash flows	3% - 3% (3%)
			Terminal year	2015 - 2015 (2015)
	$197,678	Transaction price or other investment-specific events(h)	Not meaningful(h)	Not meaningful(h)
Nonrecurring measurements:
Impaired loans: residential	$22,310	Discounted cash flow	Prepayment rate	7 yrs. - 12 yrs. (10.78 yrs.)
Impaired loans: corporate	$12,349	Appraisal or discounted cash flow(i)	Not meaningful(i)	Not meaningful(i)

The explanations to the footnotes in the above table are on the following page.

Index

Footnote explanations pertaining to the table on the previous page:

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

(i)
The valuation techniques used for the impaired corporate loan portfolio as of June 30, 2012 were appraisals less selling costs for the collateral dependent loans, and discounted cash flows for the one remaining impaired loan that is not collateral dependent.

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

Index

Private equity investments:

The significant unobservable inputs used in the fair value measurement of private equity investments included within our other assets relate to the financial performance of the investment entity, and the market's required return on investments from entities in industries in which we hold investments.  Significant increases (or decreases) in either our investment entities future economic performance will have a directly proportional impact on the valuation results.  The value of our investment moves inversely with the market’s expectation of returns from such investments.  Should the market require higher returns from industries in which we are invested, all other factors held constant, our investments will decrease in value.  Should the market accept lower returns from industries in which we are invested, all other factors held constant, our investments will increase in value.

Fair value option

The fair value option is an accounting election that allows the reporting entity to apply fair value accounting for certain financial assets and liabilities on an instrument by instrument basis.  As of June 30, 2012, we have elected not to choose the fair value option for any of our financial assets or liabilities not already recorded at fair value.

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

The estimated fair values by level within the fair value hierarchy and the carrying amounts of our financial instruments that are not carried at fair value as of June 30, 2012 are as follows:

June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Carrying amount
	(in thousands)
Financial assets:
Bank loans, net(1)	$—	$—	$7,752,192	$7,752,192	$7,699,850

Financial liabilities:
Bank deposits	$—	$7,963,242	$323,514	$8,286,756	$8,277,304
Corporate debt	$379,960	$944,334	$—	$1,324,294	$1,333,971

(1)	Excludes all impaired loans and loans held for sale which have been recorded at fair value in the Condensed Consolidated Statement of Financial Condition at June 30, 2012.

The estimated fair values and the carrying amounts of our financial instruments that are not carried at fair value as of September 30, 2011 are as follows:

September 30, 2011	Estimated fair value	Carrying amount
	(in thousands)
Financial assets:
Bank loans, net	$6,596,439	$6,547,914
Financial liabilities:
Bank deposits	$7,745,607	$7,739,322
Corporate debt	$675,509	$611,968

Index

NOTE 5 – TRADING INSTRUMENTS AND TRADING INSTRUMENTS SOLD BUT NOT YET PURCHASED

	June 30, 2012		September 30, 2011
	Trading instruments	Instruments sold but not yet purchased	Trading instruments	Instruments sold but not yet purchased
	(in thousands)
Municipal and provincial obligations	$336,016	$234	$164,402	$607
Corporate obligations	66,308	6,018	27,607	5,625
Government and agency obligations	141,974	167,373	36,106	56,472
Agency MBS and CMOs	244,103	380	147,757	159
Non-agency CMOs and ABS	5,906	—	49,119	—
Total debt securities	794,307	174,005	424,991	62,863

Derivative contracts (1)	46,824	2,530	38,304	6,588
Equity securities	46,091	10,359	21,197	6,699
Other securities	21,204	—	8,279	—
Total	$908,426	$186,894	$492,771	$76,150

(1)
Represents the derivative contracts held for trading purposes. For the period ended June 30, 2012, does not include all derivative instruments since the derivative contracts arising from Morgan Keegan's business operations are included in other assets and trade and other payables on our Condensed Consolidated Statements of Financial Condition. See Note 12 for further information regarding all of our derivative transactions.

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

There were no proceeds from the sale of available for sale securities during the nine month period ended June 30, 2012.  There were proceeds of $13.8 million from the sale of available for sale securities during the nine month period ended June 30, 2011, which resulted in total losses of $203 thousand.

During the nine months ended June 30, 2012, ARS with an aggregate par value of approximately $75 million have been redeemed by their issuer at par; a gain of $343 thousand for the three and nine month periods ended June 30, 2012 was recorded in our Condensed Consolidated Statements of Income and Comprehensive Income resulting from redemptions of these ARS securities.

Index

The amortized cost and fair values of available for sale securities are as follows:

	Cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
June 30, 2012
Available for sale securities:
Agency MBS and CMOs	$371,879	$786	$(760)	$371,905
Non-agency CMOs (1)	172,933	—	(33,647)	139,286
Total RJ Bank available for sale securities	544,812	786	(34,407)	511,191

Auction rate securities:
Municipal obligations (2)	131,251	227	(7,725)	123,753
Preferred securities	111,811	12,869	(7,999)	116,681
Total auction rate securities	243,062	13,096	(15,724)	240,434

Other securities	3	9	—	12
Total available for sale securities	$787,877	$13,891	$(50,131)	$751,637

September 30, 2011
Available for sale securities:
Agency MBS and CMOs	$178,120	$639	$(27)	$178,732
Non-agency CMOs (3)	192,956	—	(47,081)	145,875
Total RJ Bank available for sale securities	371,076	639	(47,108)	324,607

Auction rate securities:
Municipal obligations	79,524	—	—	79,524
Preferred securities	116,524	—	—	116,524
Total auction rate securities	196,048	—	—	196,048

Other securities	3	7	—	10
Total available for sale securities	$567,127	$646	$(47,108)	$520,665

(1)	As of June 30, 2012, the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive income (“AOCI”) was $27.6 million (before taxes).

(2)	As of June 30, 2012, the non-credit portion of OTTI recorded in AOCI was $7.5 million (before taxes).

(3)	As of September 30, 2011, the non-credit portion of OTTI recorded in AOCI was $37.9 million (before taxes).

See Note 4 for additional information regarding the fair value of available for sale securities.

Index

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

	June 30, 2012
	Within one year	After one but within five years	After five but within ten years	After ten years	Total
	(in thousands)
Agency MBS & CMOs:
Amortized cost	$—	$79	$88,963	$282,837	$371,879
Carrying value	—	79	89,105	282,721	371,905
Weighted-average yield	—	0.38%	0.51%	1.01%	0.89%

Non-agency CMOs:
Amortized cost	$—	$—	$—	$172,933	$172,933
Carrying value	—	—	—	139,286	139,286
Weighted-average yield	—	—	—	3.09%	3.09%

Sub-total agency MBS & CMOs and non-agency CMOs:
Amortized cost	$—	$79	$88,963	$455,770	$544,812
Carrying value	—	79	89,105	422,007	511,191
Weighted-average yield	—	0.38%	0.51%	1.69%	1.40%

Auction rate securities:
Municipal obligations
Amortized cost	$—	$—	$8,620	$122,631	$131,251
Carrying value	—	—	7,872	115,881	123,753
Weighted-average yield	—	—	0.47%	0.73%	0.71%

Preferred securities:
Amortized cost	$—	$—	$—	$111,811	$111,811
Carrying value	—	—	—	116,681	116,681
Weighted-average yield	—	—	—	0.35%	0.35%

Sub-total auction rate securities:
Amortized cost	$—	$—	$8,620	$234,442	$243,062
Carrying value	—	—	7,872	232,562	240,434
Weighted-average yield	—	—	0.47%	0.54%	0.54%

Other securities:
Amortized cost	$—	$—	$—	$3	$3
Carrying value	—	—	—	12	12

Total available for sale securities:
Amortized cost	$—	$79	$97,583	$690,215	$787,877
Carrying value	—	79	96,977	654,581	751,637
Weighted-average yield	—	0.38%	0.51%	1.28%	1.12%

Index

The gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2012
	Less than 12 months		12 months or more			Total
	Estimated fair value	Unrealized losses	Estimated fair value		Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$165,804	$(734)	$12,226		$(26)	$178,030	$(760)
Non-agency CMOs	—	—	139,286		(33,647)	139,286	(33,647)
ARS municipal obligations	86,304	(7,725)	—	—	—	86,304	(7,725)
ARS preferred securities	91,391	(7,999)	—		—	91,391	(7,999)
Total impaired securities	$343,499	$(16,458)	$151,512		$(33,673)	$495,011	$(50,131)

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(in thousands)
Agency MBS and CMOs	$23,366	$(6)	$17,702	$(21)	$41,068	$(27)
Non-agency CMOs	1,345	(93)	144,530	(46,988)	145,875	(47,081)
Total impaired securities	$24,711	$(99)	$162,232	$(47,009)	$186,943	$(47,108)

The reference point for determining when securities are in a loss position is the reporting period end. As such, it is possible that a security had a fair value that exceeded its amortized cost on other days during the period.

Agency MBS and CMOs

The Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as the Government National Mortgage Association (“GNMA”), guarantee the contractual cash flows of the agency MBS and CMOs. At June 30, 2012, of the 14 U.S. government-sponsored enterprise MBS and CMOs in an unrealized loss position, seven were in a continuous unrealized loss position for less than 12 months and seven for 12 months or more.  We do not consider these securities other-than-temporarily impaired due to the guarantee provided by FNMA, FHLMC, and GNMA as to the full payment of principal and interest, and the fact that we have the ability and intent to hold these securities to maturity.

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

The significant assumptions used in the cash flow analysis of non-agency CMOs are as follows:

	June 30, 2012
	Range	Weighted- average (1)
Default rate	0% - 33.8%	12.82%
Loss severity	13.6% - 71.8%	44.72%
Prepayment rate	0% - 19.4%	6.22%

(1) Represents the expected activity for the next twelve months.

Index

At June 30, 2012, all 25 of the non-agency CMOs were in a continuous unrealized loss position for 12 months or more.  As of June 30, 2012 and including subsequent ratings changes, $33.1 million of the non-agency CMOs were rated investment grade by at least one rating agency, and $106.2 million were rated less than investment grade, which ranged from Caa to D.  Given the comprehensive analysis process utilized, these ratings are not a significant factor in the overall OTTI evaluation process.  The unrealized losses at June 30, 2012 were primarily due to the continued interest rate volatility and uncertainty in the markets.

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

ARS

As a component of the Morgan Keegan acquisition (see Note 2 for further information), we acquired ARS on the Closing Date which had a fair value of $122.3 million. Our cost basis in the ARS we hold is the fair value of the securities in the period in which we acquired them (refer to the ARS repurchase discussion in Note 18 on pages 130 – 131 of our 2011 Form 10-K for information regarding the ARS we held prior to the Closing Date).  Only those ARS whose amortized cost basis we do not expect to recover in full are considered to be other-than-temporarily impaired as we have the ability and intent to hold these securities to maturity.

Within our municipal ARS holdings, we hold Jefferson County, Alabama Limited Obligation School Warrants ARS (“Jeff Co. Schools ARS”) and Jefferson County, Alabama Sewer Revenue Refunding Warrants ARS (“Jeff Co. Sewers ARS”).  During the first quarter of our fiscal year 2012, Jefferson County, Alabama filed a voluntary petition for relief under Chapter 9 of the U.S. Bankruptcy Code in the U.S. District Court for the Northern District of Alabama, this proceeding remains on-going.  During the nine months ended June 30, 2012, unrealized losses arose for both the Jeff Co. Schools ARS and the Jeff Co. Sewers ARS based upon a decrease in the fair values of these securities.  Based upon the available information as of June 30, 2012, we prepared cash flow forecasts for the purpose of determining the amount of any OTTI related to credit losses. Refer to the discussion below for the amount of OTTI related to credit losses which we determined regarding these two ARS holdings.

Within our ARS preferred securities, we analyze the credit ratings associated with each security as an indicator of potential credit impairment. As of June 30, 2012 and including subsequent ratings changes, all of the ARS preferred securities were rated investment grade by at least one rating agency. Given that these ARS are by their design variable rate securities tied to short-term interest rates, decreases in projected future short-term interest rates have a negative impact on projected cash flows, and potentially a negative impact on the fair value. The unrealized losses at June 30, 2012 were primarily due to a decrease in projected future short-term interest rates, which resulted in a lower fair value. We expect to recover the entire amortized cost basis of the ARS preferred securities we hold. At June 30, 2012, we concluded that none of the OTTI within our portfolio of ARS preferred securities related to credit losses.

Other-than-temporarily impaired securities

Although there is no intent to sell either our ARS or our non-agency CMOs and it is not more likely than not that we will be required to sell these securities, we do not expect to recover the entire amortized cost basis of certain securities within these portfolios.

Changes in the amount of OTTI related to credit losses recognized in other revenues on available for sale securities are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Amount related to credit losses on securities we held at the beginning of the period	$25,739	$17,470	$22,306	$18,816
Additions to the amount related to credit loss for which an OTTI was not previously recognized	866	—	1,409	240
Decreases to the amount related to credit loss for securities sold during the period	—	—	—	(6,744)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	569	2,255	3,459	7,413
Amount related to credit losses on securities we held at the end of the period	$27,174	$19,725	$27,174	$19,725

Index

With respect to certain non-agency CMO's for the three and nine months ended June 30, 2012 credit losses for which an OTTI was previously recognized were primarily due to high loss severities on individual loan collateral and the expected continuation of high default levels and collateral losses into calendar year 2013.

With respect to the municipal ARS for the three months ended June 30, 2012, credit losses related to securities for which an OTTI was not previously recognized arise from Jeff Co. Schools ARS, and reflect the portion of our amortized cost basis that we do not expect to receive based upon the present value of our most recent projected cash flows for that security. For the three and nine month periods ended June 30, 2012, credit losses related to securities for which an OTTI was previously recognized arise from Jeff Co. Sewers ARS, and reflect the portion of our amortized cost basis that we do not expect to receive.

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

The following table presents the balances for both the held for sale and held for investment loan portfolios as well as the associated percentage of each portfolio segment in RJ Bank's total loan portfolio:

	June 30, 2012		September 30, 2011
	Balance	%	Balance	%
	($ in thousands)
Loans held for sale, net(1)	$193,063	2%	$102,236	2%
Loans held for investment:
C&I loans	5,081,307	63%	4,100,939	61%
CRE construction loans	35,417	—	29,087	—
CRE loans	945,256	12%	742,889	11%
Residential mortgage loans	1,717,717	22%	1,756,486	26%
Consumer loans	89,653	1%	7,438	—
Total loans held for investment	7,869,350		6,636,839
Net unearned income and deferred expenses	(74,755)		(45,417)
Total loans held for investment, net(1)	7,794,595		6,591,422

Total loans held for sale and investment	7,987,658	100%	6,693,658	100%
Allowance for loan losses	(149,084)		(145,744)
Bank loans, net	$7,838,574		$6,547,914

(1)	Net of unearned income and deferred expenses, which includes purchase premiums, purchase discounts, and net deferred origination fees and costs.

RJ Bank purchased or originated $325.5 million and $603.4 million of loans held for sale during the three and nine months ended June 30, 2012, respectively and $83.3 million and $165.1 million for the three and nine months ended June 30, 2011, respectively.  There were proceeds from the sale of held for sale loans of $37.2 million and $102.9 million for the three and nine months ended June 30, 2012, respectively, resulting in net gains of $398 thousand and $922 thousand, respectively.  There were proceeds from the sale of held for sale loans of $21.1 million and $72.4 million for the three and nine months ended June 30, 2011, respectively, resulting in net gains of $74 thousand and $648 thousand, respectively.  These gains were recorded in other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income.

Index

The following table presents purchases and sales of any loans held for investment by portfolio segment:

	Three months ended June 30,					Nine months ended June 30,
	2012			2011		2012			2011
	Purchases		Sales	Purchases	Sales	Purchases		Sales	Purchases	Sales
	(in thousands)
C&I loans	$146,363		$10,600	$16,500	$38,545	$435,223	(1)	$42,838	$23,430	$54,424
CRE construction	—		—	—	—	31,074	(1)	—	—	—
CRE loans	(157)	(2)	—	4,650	—	121,245	(1)	—	4,650	—
Residential mortgage loans	1,218		—	145	—	34,322		—	40,568	—
Total	$147,424		$10,600	$21,295	$38,545	$621,864		$42,838	$68,648	$54,424

(1)
Includes a total of $367 million for a Canadian loan portfolio purchased during the nine months ended June 30, 2012, which was comprised of $219 million C&I, $31 million of CRE construction and $117 million of CRE loans.

(2)	Represents discount on unfunded, revolving loan purchase during the three months ended June 30, 2012.

The following table presents the comparative data for nonperforming loans held for investment and total nonperforming assets:

	June 30, 2012	September 30, 2011
	($ in thousands)
Nonaccrual loans:
C&I loans	$3,943	$25,685
CRE loans	9,404	15,842
Residential mortgage loans:
First mortgage loans	86,423	90,992
Home equity loans/lines	126	67
Total nonaccrual loans	99,896	132,586

Accruing loans which are 90 days past due:
Residential mortgage loans:
First mortgage loans	—	690
Home equity loans/lines	—	47
Total accruing loans which are 90 days past due	—	737
Total nonperforming loans	99,896	133,323

Real estate owned and other repossessed assets, net:
CRE	5,133	7,707
Residential:
First mortgage	3,924	6,852
Home equity	—	13
Total	9,057	14,572
Total nonperforming assets, net	$108,953	$147,895
Total nonperforming assets, net as a % of RJ Bank total assets	1.16%	1.64%

The table of nonperforming assets above excludes $12.6 million and $10.3 million as of June 30, 2012 and September 30, 2011, respectively, of residential TDRs which were returned to accrual status in accordance with our policy.

As of June 30, 2012 and September 30, 2011, RJ Bank had no outstanding commitments on nonperforming loans.

The gross interest income related to the nonperforming loans reflected in the previous table, which would have been recorded had these loans been current in accordance with their original terms, totaled $1.3 million and $3.7 million for the three and nine months ended June 30, 2012, respectively and $1.7 million and $4.3 million for the three and nine months ended June 30, 2011.  The interest income recognized on nonperforming loans was $430 thousand and $1.4 million for the three and nine months ended June 30, 2012, respectively and $279 thousand and $691 thousand for the three and nine months ended June 30, 2011.

Index

The following table presents an analysis of the payment status of loans held for investment:

	30-59 days	60-89 days	90 days or more	Total past due	Current	Total loans held for investment (1)
	(in thousands)
As of June 30, 2012:
C&I loans	$226	$—	$—	$226	$5,081,081	$5,081,307
CRE construction loans	—	—	—	—	35,417	35,417
CRE loans	—	—	4,960	4,960	940,296	945,256
Residential mortgage loans:
First mortgage loans	4,801	2,171	59,060	66,032	1,625,289	1,691,321
Home equity loans/lines	88	—	25	113	26,283	26,396
Consumer loans	—	—	—	—	89,653	89,653
Total loans held for investment, net	$5,115	$2,171	$64,045	$71,331	$7,798,019	$7,869,350

As of September 30, 2011:
C&I loans	$—	$—	$—	$—	$4,100,939	$4,100,939
CRE construction loans	—	—	—	—	29,087	29,087
CRE loans	—	—	5,053	5,053	737,836	742,889
Residential mortgage loans:
First mortgage loans	6,400	6,318	61,870	74,588	1,651,181	1,725,769
Home equity loans/lines	88	—	114	202	30,515	30,717
Consumer loans	—	—	—	—	7,438	7,438
Total loans held for investment, net	$6,488	$6,318	$67,037	$79,843	$6,556,996	$6,636,839

(1)	Excludes any net unearned income and deferred expenses.

The following table provides a summary of RJ Bank’s impaired loans:

	June 30, 2012			September 30, 2011
	Gross recorded investment	Unpaid principal balance	Allowance for losses	Gross recorded investment	Unpaid principal balance	Allowance for losses
	(in thousands)
Impaired loans with allowance for loan losses:(1)
C&I loans	$3,942	$12,541	$996	$25,685	$26,535	$8,478
CRE loans	18	27	1	6,122	6,131	1,014
Residential mortgage loans:
First mortgage loans	80,206	119,473	10,921	83,471	123,202	10,226
Home equity loans/lines	128	128	46	128	128	20
Total	84,294	132,169	11,964	115,406	155,996	19,738

Impaired loans without allowance for loan losses:(2)
CRE loans	9,386	18,440	—	9,720	20,648	—
Residential - first mortgage loans	7,793	13,295	—	6,553	10,158	—
Total	17,179	31,735	—	16,273	30,806	—
Total impaired loans	$101,473	$163,904	$11,964	$131,679	$186,802	$19,738

(1)	Impaired loan balances have had reserves established based upon management’s analysis.

(2)
When the discounted cash flow, collateral value or market value equals or exceeds the carrying value of the loan, then the loan does not require an allowance.  These are generally loans in process of foreclosure that have already been adjusted to fair value.

The table above includes $3.9 million C&I, $9.4 million CRE, $26.1 million residential first mortgage and $128 thousand residential home equity TDRs at June 30, 2012.  In addition, the table above includes $12 million C&I, $4.7 million CRE, $23.3 million residential first mortgage and $128 thousand residential home equity TDRs at September 30, 2011.

Index

The average balance of the total impaired loans and the related interest income recognized in the Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three months ended June 30,			Nine months ended June 30,
	2012	2011		2012	2011
	(in thousands)
Average impaired loan balance:
C&I loans	$4,793	$8,731		$10,581	$2,910
CRE loans	9,404	37,862		12,846	43,954
Residential mortgage loans:
First mortgage loans	88,545	85,008	(1)	88,406	84,951	(1)
Home equity loans/lines	154	143		141	143
Total	$102,896	$131,744		$111,974	$131,958

Interest income recognized:
Residential mortgage loans:
First mortgage loans	$291	$210	(1)	$882	$535	(1)
Home equity loans/lines	1	1		3	3
Total	$292	$211		$885	$538

(1)
In order to enhance the comparability of amounts presented, the June 30, 2011 amount includes nonaccrual loans, or related interest income, as applicable, for which a charge-off had been recorded. The amount originally reported for this period did not include such loans.

During the three and nine months ended June 30, 2012 and 2011, RJ Bank granted concessions to borrowers having financial difficulties, for which the resulting modification was deemed a TDR.  The concessions granted for first mortgage residential loans were generally interest rate reductions and interest capitalization.  The table below presents the impact TDRs which occurred during the respective periods presented had on our condensed consolidated financial statements:

	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
	($ in thousands)
Three months ended June 30, 2012:
Residential – first mortgage loans	6	$1,512	$1,567

Three months ended June 30, 2011:
Residential – first mortgage loans	1	$505	$508

Nine months ended June 30, 2012:
Residential – first mortgage loans	15	$4,438	$4,653

Nine months ended June 30, 2011:
Residential – first mortgage loans	16	$5,155	$5,369

During the three and nine months ended June 30, 2012, there were three and four residential first mortgage TDRs with a recorded investment of $641 thousand and $671 thousand, respectively, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.  During the three and nine months ended June 30, 2011, there were one and two residential first mortgage TDRs with a recorded investment of $255 thousand thousand and $425 thousand, respectively, for which there was a payment default and for which the respective loan was modified as a TDR within the 12 months prior to the default.

Index

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

RJ Bank’s credit quality of its held for investment loan portfolio is as follows:

				Residential mortgage
	C&I	CRE construction	CRE	First mortgage	Home equity	Consumer	Total
	(in thousands)
As of June 30, 2012:
Pass	$4,820,064	$35,417	$812,864	$1,579,375	$25,891	$89,653	$7,363,264
Special mention (1)	202,850	—	60,944	23,475	378	—	287,647
Substandard (1)	54,451	—	67,003	88,471	127	—	210,052
Doubtful (1)	3,942	—	4,445	—	—	—	8,387
Total	$5,081,307	$35,417	$945,256	$1,691,321	$26,396	$89,653	$7,869,350

As of September 30, 2011:
Pass	$3,906,358	$29,087	$572,124	$1,607,327	$30,319	$7,438	$6,152,653
Special mention (1)	88,889	—	76,021	23,684	170	—	188,764
Substandard (1)	93,658	—	90,058	94,758	228	—	278,702
Doubtful (1)	12,034	—	4,686	—	—	—	16,720
Total	$4,100,939	$29,087	$742,889	$1,725,769	$30,717	$7,438	$6,636,839

(1)	Loans classified as special mention, substandard or doubtful are all considered to be “criticized” loans.

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

Index

The table below presents the most recently available update of the performing residential first mortgage loan portfolio summarized by current LTV:

Balance(1)
(in thousands)
LTV range:
LTV less than 50%	$276,031
LTV greater than 50% but less than 80%	424,587
LTV greater than 80% but less than 100%	245,257
LTV greater than 100%, but less than 120%	258,578
LTV greater than 120% but less than 140%	131,098
LTV greater than 140%	52,991
Total	$1,388,542

(1)	Excludes loans that have full repurchase recourse for any delinquent loans.

Changes in the allowance for loan losses of RJ Bank by portfolio segment are as follows:

		Loans held for investment
	Loans held for sale	C&I		CRE construction		CRE		Residential mortgage	Consumer	Total
	(in thousands)
Three months ended June 30, 2012:
Balance at beginning of period:	$—	$84,300		$749		$26,835		$32,742	$52	$144,678
Provision for loan losses	—	8,509		(244)		1,072		(207)	185	9,315
Net charge-offs:
Charge-offs	—	(2,784)		—		—		(3,742)	(58)	(6,584)
Recoveries	—	—		—		252		1,529	5	1,786
Net charge-offs	—	(2,784)		—		252		(2,213)	(53)	(4,798)
Foreign exchange translation adjustment	—	(70)		(10)		(31)		—	—	(111)
Balance at June 30, 2012	$—	$89,955		$495		$28,128		$30,322	$184	$149,084

Nine months ended June 30, 2012:
Balance at beginning of period:	$5	$81,267		$490		$30,752		$33,210	$20	$145,744
Provision for loan losses	(5)	16,713	(1)	6	(1)	(2,411)	(1)	7,377	245	21,925
Net charge-offs:
Charge-offs	—	(8,001)		—		(1,000)		(12,328)	(96)	(21,425)
Recoveries	—	—		—		800		2,063	15	2,878
Net charge-offs	—	(8,001)		—		(200)		(10,265)	(81)	(18,547)
Foreign exchange translation adjustment	—	(24)		(1)		(13)		—	—	(38)
Balance at June 30, 2012	$—	$89,955		$495		$28,128		$30,322	$184	$149,084

(1)
There were provisions for loan losses recorded during the nine months ended June 30, 2012 of $3.3 million, $558 thousand, and $1.3 million for C&I, CRE construction, and CRE loans, respectively, related to a Canadian loan portfolio RJ Bank purchased during the March, 2012 quarter. These provisions for loan losses resulted from RJ Bank's quarterly assessment of inherent risk in this portfolio.

Index

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
Three months ended June 30, 2011:
Balance at beginning of period:	$4	$64,696	$2,745	$44,182	$34,469	$19	$146,115
Provision for loan losses	1	9,283	(2,318)	(5,137)	6,321	213	8,363
Net charge-offs:
Charge-offs	—	(370)	—	(4,082)	(5,243)	(215)	(9,910)
Recoveries	—	—	—	780	449	3	1,232
Net charge-offs	—	(370)	—	(3,302)	(4,794)	(212)	(8,678)
Balance at June 30, 2011	$5	$73,609	$427	$35,743	$35,996	$20	$145,800

Nine months ended June 30, 2011:
Balance at beginning of period:	$23	$60,464	$4,473	$47,771	$34,297	$56	$147,084
Provision for loan losses	(18)	13,597	(4,046)	925	17,559	215	28,232
Net charge-offs:
Charge-offs	—	(452)	—	(14,012)	(17,348)	(255)	(32,067)
Recoveries	—	—	—	1,059	1,488	4	2,551
Net charge-offs	—	(452)	—	(12,953)	(15,860)	(251)	(29,516)
Balance at June 30, 2011	$5	$73,609	$427	$35,743	$35,996	$20	$145,800

Index

The following table presents, by loan portfolio segment, RJ Bank’s recorded investment and related allowance for loan losses:

		Loans held for investment
	Loans held for sale	C&I	CRE construction	CRE	Residential mortgage	Consumer	Total
	(in thousands)
June 30, 2012:
Allowance for loan losses:
Individually evaluated for impairment	$—	$996	$—	$1	$3,909	$—	$4,906
Collectively evaluated for impairment	—	88,959	495	28,127	26,413	184	144,178
Total allowance for loan losses	$—	$89,955	$495	$28,128	$30,322	$184	$149,084
Loan category as a % of total recorded investment	2%	63%	—%	12%	22%	1%	100%

Recorded investment:(1)
Individually evaluated for impairment	$—	$3,942	$—	$9,404	$26,220	$—	$39,566
Collectively evaluated for impairment	175,548	5,077,365	35,417	935,852	1,691,497	89,653	8,005,332
Total recorded investment	$175,548	$5,081,307	$35,417	$945,256	$1,717,717	$89,653	$8,044,898

September 30, 2011:
Allowance for loan losses:
Individually evaluated for impairment	$—	$8,478	$—	$1,014	$2,642	$—	$12,134
Collectively evaluated for impairment	5	72,789	490	29,738	30,568	20	133,610
Total allowance for loan losses	$5	$81,267	$490	$30,752	$33,210	$20	$145,744
Loan category as a % of total recorded investment	2%	61%	—	11%	26%	—	100%

Recorded investment:(1)
Individually evaluated for impairment	$—	$25,685	$—	$15,842	$23,453	$—	$64,980
Collectively evaluated for impairment	92,748	4,075,254	29,087	727,047	1,733,033	7,438	6,664,607
Total recorded investment	$92,748	$4,100,939	$29,087	$742,889	$1,756,486	$7,438	$6,729,587

(1)	Excludes any net unearned income and deferred expenses.

RJ Bank had no recorded investment in loans acquired with deteriorated credit quality as of either June 30, 2012 or September 30, 2011.

The reserve for unfunded lending commitments, included in trade and other payables on our Condensed Consolidated Statements of Financial Condition, was $10.6 million and $10.4 million at June 30, 2012 and September 30, 2011, respectively.

Index

NOTE 8 – VARIABLE INTEREST ENTITIES

A VIE requires consolidation by the entity’s primary beneficiary.  We evaluate all of the entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary.

We hold variable interests in the following VIE’s: Raymond James Employee Investment Funds I and II (the “EIF Funds”), a trust fund established for employee retention purposes (“Restricted Stock Trust Fund”), certain low-income housing tax credit funds (“LIHTC Funds”), various other partnerships and limited liability companies (“LLCs”) involving real estate (“Other Real Estate Limited Partnerships and LLCs”), certain new market tax credit funds (“NMTC Funds”) sponsored by affiliates of Morgan Keegan, and certain funds formed for the purpose of making and managing investments in securities of other entities (“Managed Funds”).

Refer to Note 1, pages 94 – 97 in our 2011 Form 10-K for a description of our principal involvement with VIEs and the accounting policies regarding the determinations of whether we are deemed to be the primary beneficiary of any VIEs which we hold a variable interest.  As of June 30, 2012, other than the addition of the NMTC VIE's resulting from our acquisition of Morgan Keegan which are discussed below (see note 2 for further information regarding the Morgan Keegan acquisition), there have been no other significant changes in either the nature of our involvement with, or the accounting policies associated with the analysis of, VIEs as described in the 2011 Form 10-K referenced above.

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

	Aggregate assets (1)	Aggregate liabilities (1)
	(in thousands)
June 30, 2012:
LIHTC Funds	$237,835	$95,600
Guaranteed LIHTC Fund(2)	85,162	1,189
Restricted Stock Trust Fund	15,525	8,553
EIF Funds	14,640	—
Total	$353,162	$105,342

September 30, 2011:
LIHTC Funds	$257,631	$121,908
Guaranteed LIHTC Fund(2)	87,811	10,424
Restricted Stock Trust Fund	8,099	4,630
EIF Funds	16,223	—
Total	$369,764	$136,962

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

Index

The following table presents information about the carrying value of the assets, liabilities and equity of the VIEs which we consolidate and are included within our Condensed Consolidated Statements of Financial Condition. The noncontrolling interests presented in this table represent the portion of these net assets which are not ours.

	June 30, 2012	September 30, 2011
	(in thousands)
Assets:
Assets segregated pursuant to regulations and other segregated assets	$13,781	$18,317
Receivables, other	8,056	11,288
Investments in real estate partnerships held by consolidated variable interest entities	302,544	320,384
Trust fund investment in RJF common stock (1)	15,525	8,099
Prepaid expenses and other assets	15,774	17,197
Total assets	$355,680	$375,285

Liabilities and equity:
Loans payable of consolidated variable interest entities (2)	$80,549	$99,982
Trade and other payables	2,739	5,353
Intercompany payables	12,500	6,904
Total liabilities	95,788	112,239
RJF Equity	6,095	5,537
Noncontrolling interests	253,797	257,509
Total equity	259,892	263,046
Total liabilities and equity	$355,680	$375,285

(1)	Included in treasury stock in our Condensed Consolidated Statements of Financial Condition.

(2)	Comprised of several non-recourse loans. We are not contingently liable under any of these loans.

The following table presents information about the net loss of the VIEs which we consolidate and are included within our Condensed Consolidated Statements of Income and Comprehensive Income. The noncontrolling interests presented in this table represent the portion of the net loss from these VIEs which are not ours.

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Interest	$1	$—	$3	$1
Other	2,356	3,164	2,909	5,755
Total revenues	2,357	3,164	2,912	5,756
Interest expense	1,177	1,430	3,838	4,563
Net revenues (expense)	1,180	1,734	(926)	1,193

Non-interest expenses	4,490	3,318	20,678	12,979
Net loss including noncontrolling interests	(3,310)	(1,584)	(21,604)	(11,786)
Net loss attributable to noncontrolling interests	(3,377)	(1,238)	(22,162)	(10,866)
Net income (loss) attributable to RJF	$67	$(346)	$558	$(920)

Low-income housing tax credit funds

RJTCF is the managing member or general partner in approximately 76 separate low-income housing tax credit funds having one or more investor members or limited partners.   RJTCF has concluded that it is the primary beneficiary of nine of the 75 non-guaranteed LIHTC Funds it has sponsored and, accordingly, consolidates these funds.  Two of the non-guaranteed LIHTC Funds previously consolidated were liquidated during the three month period ended June 30, 2012. In addition, RJTCF consolidates the one Guaranteed LIHTC Fund it sponsors.  See Note 14 for further discussion of the guarantee obligation as well as other RJTCF commitments.

Index

VIEs where we hold a variable interest but we are not the primary beneficiary

New market tax credit funds

An affiliate of Morgan Keegan is the managing member of seven NMTC Funds. NMTC Funds are organized as LLC's for the purpose of investing in eligible projects in qualified low-income areas or that serve qualified targeted populations. In return for making a qualified equity investment into the NMTC Fund, the Fund's investor member receives tax credits eligible to apply against their federal tax liability. These new market tax credits are taken by the investor member over a seven year period.

Each of these NMTC Funds have one investor member. We have concluded that in each of these NMTC Funds, the investor member of such funds has significant participating rights over the activities that most significantly impact the economics of the NMTC Fund and, therefore, the affiliate of Morgan Keegan as the managing member of the NMTC Fund does not have the power over such activities. Accordingly, the affiliate of Morgan Keegan is not deemed to be the primary beneficiary of these NMTC Funds and, therefore, they are not consolidated.

Aggregate assets, liabilities and risk of loss

The aggregate assets, liabilities, and our exposure to loss from those VIEs in which we hold a variable interest, but concluded we are not the primary beneficiary, are provided in the table below.

	June 30, 2012			September 30, 2011
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
LIHTC Funds	$1,974,025	$720,112	$39,631	$1,582,764	$533,311	$37,733
NMTC Funds	140,670	182	13	—	—	—
Other Real Estate Limited Partnerships and LLCs	31,339	35,512	1,099	39,344	35,467	8,068
Total	$2,146,034	$755,806	$40,743	$1,622,108	$568,778	$45,801

VIEs where we hold a variable interest but we are not required to consolidate

The aggregate assets, liabilities, and our exposure to loss from Managed Funds in which we hold a variable interest are provided in the table below:

	June 30, 2012			September 30, 2011
	Aggregate assets	Aggregate liabilities	Our risk of loss	Aggregate assets	Aggregate liabilities	Our risk of loss
	(in thousands)
Managed Funds	$9,585	$—	$403	$12,813	$—	$834

Index

NOTE 9 – BANK DEPOSITS

Bank deposits include Negotiable Order of Withdrawal (“NOW”) accounts, demand deposits, savings and money market accounts and certificates of deposit. The following table presents a summary of bank deposits including the weighted-average rate:

	June 30, 2012		September 30, 2011
	Balance	Weighted-average rate (1)	Balance	Weighted-average rate (1)
	($ in thousands)
Bank deposits:
NOW accounts	$5,360	0.01%	$4,183	0.01%
Demand deposits (non-interest-bearing)	24,520	—	21,663	—
Savings and money market accounts	7,933,362	0.04%	7,468,136	0.08%
Certificates of deposit	314,062	2.18%	245,340	2.37%
Total bank deposits(2)	$8,277,304	0.12%	$7,739,322	0.15%

(1)	Weighted-average rate calculation is based on the actual deposit balances at June 30, 2012 and September 30, 2011, respectively.

(2)	Bank deposits exclude affiliate deposits of approximately $354 thousand and $250 million at June 30, 2012 and September 30, 2011.

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

Scheduled maturities of certificates of deposit are as follows:

	June 30, 2012		September 30, 2011
	Denominations greater than or equal to $100,000	Denominations less than $100,000	Denominations greater than or equal to $100,000	Denominations less than $100,000
	(in thousands)
Three months or less	$4,694	$10,709	$7,403	$7,977
Over three through six months	7,632	6,413	6,408	6,153
Over six through twelve months	7,373	13,103	6,711	15,103
Over one through two years	21,085	23,930	19,567	19,862
Over two through three years	27,210	32,731	10,045	17,286
Over three through four years	33,095	33,731	29,136	36,271
Over four through five years	52,492	39,864	34,349	29,069
Total	$153,581	$160,481	$113,619	$131,721

Interest expense on deposits is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Certificates of deposit	$1,669	$1,589	$4,790	$4,718
Money market, savings and NOW accounts(1)	736	1,215	2,195	4,843
Total interest expense on deposits	$2,405	$2,804	$6,985	$9,561

(1)
Interest expense on affiliate deposits for the three month period ended June 30, 2012 was insignificant.  For the nine month period ended June 30, 2012, excludes interest expense on affiliate deposits of $76 thousand.

Index

NOTE 10 – OTHER BORROWINGS

As of June 30, 2012 and September 30, 2011, we had no borrowings outstanding on either secured or unsecured lines of credit, and RJ Bank had no advances outstanding from the Federal Home Loan Bank.

As of June 30, 2012, there were other collateralized financings outstanding in the amount of $507 million.  As of September 30, 2011, there were other collateralized financings outstanding in the amount of $189 million. These other collateralized financings are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. These financings are collateralized by non-customer, RJ&A-owned securities.

Index

NOTE 11 – CORPORATE DEBT

The following summarizes our corporate debt:

	June 30, 2012	September 30, 2011
	(in thousands)
Mortgage notes payable (1)	$50,189	$52,754
4.25% senior notes, due 2016, net of unamortized discount of $380 thousand and $455 thousand at June 30, 2012 and September 30, 2011, respectively (2)	249,620	249,545
8.60% senior notes, due 2019, net of unamortized discount of $36 thousand and $40 thousand at June 30, 2012 and September 30, 2011 , respectively (3)	299,964	299,960
5.625% senior notes, due 2024, net of unamortized discount of $973 thousand at June 30, 2012 (4)	249,027	—
6.90% senior notes, due 2042(5)	350,000	—
Other borrowings from banks (6)	129,573	—
Other financings (7)	5,598	9,709
Total corporate debt	$1,333,971	$611,968

(1)
Mortgage notes payable pertain to mortgage loans on our headquarters office complex. These mortgage loans are secured by land, buildings, and improvements with a net book value of $57.2 million at June 30, 2012.  These mortgage loans bear interest at 5.7% with repayment terms of monthly interest and principal debt service and have a January 2023 maturity.

(2)
In April 2011, we sold in a registered underwritten public offering, $250 million in aggregate principal amount of 4.25% senior notes due April 2016.  Interest on these senior notes is payable semi-annually.  We may redeem some or all of these senior notes at any time prior to their maturity at a redemption price equal to the greater of (i)100% of the principal amount of the notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date at a discount rate equal to a designated U.S. Treasury rate, plus 30 basis points, plus accrued and unpaid interest thereon to the redemption date.

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

(5)
In March 2012, we sold in a registered underwritten public offering, $350 million in aggregate principal amount of 6.90% senior notes due March 2042. Interest on these senior notes is payable quarterly in arrears. On or after March 15, 2017, we may redeem some or all of the senior notes at any time at the redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date.

(6)
As of June 30, 2012, is comprised of the Regions Credit Agreement borrowing. On the Closing Date of the Morgan Keegan acquisition (see Note 2 for further information regarding this acquisition), the Borrowers executed the Regions Credit Agreement which provided for a $200 million loan made by the Lender to the Borrowers and is subject to a guarantee in favor of the Lender provided by RJF. The proceeds from the loan were disbursed to us on the Closing Date for working capital and general corporate purposes. The borrowings are secured by, subject to certain exceptions, all of the Borrowers’ personal property, including (i) all present and future ARS owned by any Borrower (the “Pledged ARS”), (ii) all equity interests issued by certain subsidiaries, and (iii) all present and future equity interests and debt securities owned by any Borrower. The loan matures on April 2, 2015 and bears interest at a monthly variable rate equal to LIBOR plus 2.75%. Primarily as a result of redemptions by certain issuers of Pledged ARS during the three months ended June 30, 2012 and the resultant repayments to the Lender, the outstanding principal balance on the Regions Credit Agreement as of June 30, 2012 is $129.6 million.

(7)
This financing balance pertains to term loan financing of Raymond James European Securities, S.A.S. (“RJES”).  The term loan bears interest at a variable rate indexed to the Euro Interbank Offered Rate and is secured by certain assets of RJES.  The repayment terms include annual principal repayments and a September 2013 maturity.

Index

Our corporate debt as of June 30, 2012, based upon its contractual terms, matures as follows:

June 30, 2012
(in thousands)

During the three months ending September 30, 2012	$3,634
Fiscal 2013	6,491
Fiscal 2014	3,860
Fiscal 2015	133,659
Fiscal 2016	253,945
Fiscal 2017 and thereafter	932,382
Total	$1,333,971

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives arising from our fixed income business operations

In our pre-Morgan Keegan acquisition fixed income business, we enter into interest rate swaps and futures contracts either as part of our fixed income business to facilitate customer transactions, to hedge a portion of our trading inventory, or for our own account.   We have continued to conduct this business in a substantially similar fashion during the period ending June 30, 2012 (since the Closing Date of the Morgan Keegan acquisition).

The majority of these derivative positions are executed in the over-the-counter market with financial institutions. These positions are recorded at fair value with the related gain or loss and interest recorded in earnings within the Condensed Consolidated Statements of Income and Comprehensive Income.  The revenue related to the interest rate contracts includes realized and unrealized gains and losses on derivative instruments.  Cash flows related to these fixed income interest rate contracts are included as operating activities (the “trading instruments, net” line) on the Condensed Consolidated Statements of Cash Flows for the period.

None of the derivatives described above are designated as fair value or cash flow hedges.

Derivatives arising from Morgan Keegan's legacy business operations

Morgan Keegan facilitates derivative transactions through non-broker-dealer subsidiaries, either Morgan Keegan Financial Products, LLC or Morgan Keegan Capital Services, LLC (collectively referred to as the Morgan Keegan swaps subsidiaries or “MKSS”).

Morgan Keegan does not use derivative instruments for trading or hedging purposes. MKSS enters into derivative transactions (primarily interest rate swaps) with customers of MK & Co. For every derivative transaction MKSS enters into with a customer, the respective entity enters into an offsetting transaction with terms that mirror the customer transaction, with a credit support provider who is a third party financial institution. The only difference between the MKSS entities is that they utilize different third party financial institutions to facilitate the mirror transaction. Due to this “pass-through” transaction structure, the transacting Morgan Keegan entity has completely mitigated the market and credit risk related to the derivative contracts. Therefore, the ultimate credit and market risk resides with the third party financial institution. MKSS only has credit risk related to its uncollected fee revenues. Any collateral required to be exchanged under these derivative contracts are administered directly by the customer and the third party financial institution. MKSS does not hold any collateral, or administers any collateral transactions, related to these instruments.

We have recorded the value of each derivative position held at fair value, as either an asset or an offsetting liability, or vice versa in our Condensed Consolidated Statements of Financial Condition, as a component of other assets with the offsetting liability reflected in other liabilities. Fair value is determined using an internal model which includes inputs from independent pricing sources to project future cash flows under each underlying derivative contract. The cash flows are discounted to determine the present value. The derivatives valued using these techniques are classified within Level 2 of the fair value hierarchy (see note 4 for further fair value information). Since any changes in fair value are completely offset by an opposite change in the mirrored transaction position, there is no net impact on our Condensed Consolidated Statements of Income and Comprehensive Income from changes in the fair value of these derivative instruments.

Index

MKSS recognizes revenue on derivative transactions on the transaction date, computed as the present value of the expected cash flows MKSS expects to receive from the third party financial institution over the life of the derivative contract. The derivative revenues from these transactions are included within other revenues on our Condensed Consolidated Statements of Income and Comprehensive Income. Our receivable for uncollected derivative transaction revenues is $10.4 million at June 30, 2012 and is included in other receivables on our Condensed Consolidated Statements of Financial Condition.

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

Description of the collateral we hold related to derivative contracts arising from our pre-Morgan Keegan acquisition operations

We elect to net-by-counterparty derivative contracts entered into by our fixed income trading group and RJ Bank’s U.S. subsidiaries.  Certain of these contracts contain a legally enforceable master netting arrangement that allows for netting of all derivative transactions with each counterparty and, therefore, the fair value of those derivative contracts are netted by counterparty in the Condensed Consolidated Statements of Financial Condition.  The credit support annex related to the interest rate swaps and certain forward foreign exchange contracts allow parties to the master agreement to mitigate their credit risk by requiring the party which is out of the money to post collateral.  We accept collateral in the form of cash, U.S. Treasury securities, or other marketable securities.  As we elect to net-by-counterparty the fair value of derivative contracts, we also net-by-counterparty any cash collateral exchanged as part of the derivative agreement.

This cash collateral is recorded net-by-counterparty at the related fair value.  The cash collateral included in the net fair value of all open derivative asset positions aggregates to a net liability of $7.8 million at June 30, 2012 and $19 million at September 30, 2011.  The cash collateral included in the net fair value of all open derivative liability positions aggregates to a net asset of $38.8 million and $37 million at June 30, 2012 and September 30, 2011, respectively.  Our maximum loss exposure under these interest rate swap contracts at June 30, 2012 is $47.5 million.

RJ Bank provides to its U.S. subsidiaries a guarantee of payment in the event of the subsidiaries’ default for exposure under the forward foreign exchange contracts.  Due to this RJ Bank guarantee and the short-term nature of these derivatives, RJ Bank’s U.S. subsidiaries are not required to post collateral and do not receive collateral with respect to certain derivative contracts with the respective counterparties.  RJ Bank's maximum loss exposure under these forward foreign exchange contracts at June 30, 2012 is $8.8 million.

Index

Derivative balances included in our financial statements

See the table below for the notional and fair value amounts of both the asset and liability derivatives.

	Asset derivatives
	June 30, 2012			September 30, 2011
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)

Derivatives not designated as hedging instruments:
Interest rate contracts(2)	Trading instruments	$2,458,465	$141,388	Trading instruments	$2,248,150	$126,867
Interest rate contracts(3)	Other assets	$2,160,255	$472,382	Other assets	$—	$—

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

(2)	These contracts arise from our pre-Morgan Keegan acquisition fixed income operations.

(3)	These contracts arise from the legacy Morgan Keegan fixed income business operations.

	Liability derivatives
	June 30, 2012			September 30, 2011
	Balance sheet location	Notional amount	Fair value(1)	Balance sheet location	Notional amount	Fair value(1)
	(in thousands)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Trade and other payables	$538,061	$8,141	Trade and other payables	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts(2)	Trading instruments sold	$2,264,182	$127,375	Trading instruments sold	$1,722,820	$112,457
Interest rate contracts(3)	Trade and other payables	$2,160,255	$472,382	Other liabilities	$—	$—
Forward foreign exchange contracts	Trade and other payables	$41,253	$628	Trade and other payables	$—	$—

(1)
The fair value in this table is presented on a gross basis before netting of cash collateral and before any netting by counterparty according to our legally enforceable master netting arrangements. The fair value in the Condensed Consolidated Statements of Financial Condition is presented net.

(2)	These contracts arise from our pre-Morgan Keegan acquisition fixed income operations.

(3)	These contracts arise from the legacy Morgan Keegan fixed income business operations.

Gains recognized on forward foreign exchange derivatives in AOCI totaled $2.3 million and $2.5 million, net of income taxes, for the three and nine month periods ended June 30, 2012.  There was no hedge ineffectiveness and no components of derivative gains or losses were excluded from the assessment of hedge effectiveness for the three and nine month periods ended June 30, 2012.  We did not enter into any forward foreign exchange derivative contracts during the year ended September 30, 2011.

Index

See the table below for the impact of the derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Income and Comprehensive Income:

		Amount of gain (loss) on derivatives recognized in income
		Three months ended June 30,		Nine months ended June 30,
	Location of gain (loss) recognized on derivatives in the Condensed Consolidated Statements of Income and Comprehensive Income	2012	2011	2012	2011
		(in thousands)
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Net trading profits	$(1,671)	$(339)	$476	$3,836
Interest rate contracts(2)	Other revenues	$425	$—	$425	$—
Forward foreign exchange contracts	Other revenues	$879	$—	$966	$—

(1)	These contracts arise from our pre-Morgan Keegan acquisition fixed income operations.

(2)	These contracts arise from the legacy Morgan Keegan fixed income business operations.

Risks associated with, and our risk mitigation related to, our derivative contracts

We are exposed to credit losses in the event of nonperformance by the counterparties to forward foreign exchange derivative agreements as well as the interest rate contracts associated with our legacy, pre-Morgan Keegan fixed income operations. Where we are subject to credit exposure, we perform a credit evaluation of counterparties prior to entering into derivative transactions and we monitor their credit standings.  Currently, we anticipate that all of the counterparties will be able to fully satisfy their obligations under those agreements.  For our legacy, pre-Morgan Keegan fixed income operations, we may require collateral in the form of cash deposits from counterparties to support certain of these obligations as established by the credit threshold specified by the agreement and/or as a result of monitoring the credit standing of the counterparties.

We are exposed to interest rate risk related to the interest rate derivative agreements arising from our legacy, pre-Morgan Keegan fixed income operations.  We are also exposed to foreign exchange risk related to our forward foreign exchange derivative agreements.  We monitor exposure in our derivative agreements daily based on established limits with respect to a number of factors, including interest rate, foreign exchange spot and forward rates, spread, ratio, basis and volatility risks.  These exposures are monitored both on a total portfolio basis and separately for each agreement for selected maturity periods.

As described above, we are not exposed to credit loss or interest rate risk in the interest rate derivative agreements associated with our recently acquired Morgan Keegan fixed income operations.

NOTE 13 – INCOME TAXES

For further discussion of income tax matters, see Note 1, page 94, and Note 17, pages 126 – 128, in our 2011 Form 10-K.

As of June 30, 2012 and September 30, 2011, our liability for unrecognized tax benefits was $7 million and $4.7 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.3 million and $3.8 million at June 30, 2012 and September 30, 2011, respectively.  We anticipate that the unrecognized tax benefits will not change significantly over the next twelve months.

We recognize the accrual of interest and penalties related to income tax matters in interest expense and other expense, respectively. As of June 30, 2012 and September 30, 2011, accrued interest and penalties included in the unrecognized tax benefits liability were approximately $2.3 million and $1.3 million, respectively.

Index

Our effective tax rate of approximately 38.9% for the three month period ended June 30, 2012 is less than the approximately 40.5% effective tax rate applicable in the prior year quarter.  Our effective tax rate in each quarter of the current fiscal year has been relatively constant from quarter to quarter. The primary factor for the decrease in our effective tax rate of 1.6% for the quarter ended June 30, 2012 as compared to the prior year quarter's effective tax rate was the effect in the prior year quarter of our relatively consistent level of non-deductible expenses coupled with the lower pre-tax earnings in the the prior year quarter, a quarter which included the $45 million pre-tax loss provision for auction rate securities. For the fiscal year-to-date period ended June 30, 2012, our effective tax rate of 38.8% approximates the prior year-to-date effective tax rate of 37.6%.

We file U. S. federal income tax returns as well as returns with various state, local and foreign jurisdictions. With few exceptions, we are generally no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years prior to fiscal year 2012 for federal tax returns, fiscal year 2007 for state and local tax returns and fiscal year 2006 for foreign tax returns.  Certain transactions from our fiscal year 2012 are currently being examined under the Internal Revenue Service (“IRS”) Compliance Assurance Program.  This program accelerates the examination of key issues in an attempt to resolve them before the tax return is filed. Certain state and local returns are also currently under various stages of audit. Various state audits in process are expected to be completed either in our fiscal year 2012 or our fiscal year 2013.

NOTE 14 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and contingencies

Effective June 29, 2012, RJ Bank executed an agreement to purchase approximately $517 million in securities based loan commitments from Regions Bank, of which approximately $185 million is outstanding. This purchase, which arose due to the Morgan Keegan acquisition (see Note 2 for further discussion), settled in July 2012.

As of June 30, 2012, RJ Bank had not settled purchases of $53.1 million in syndicated loans.  These loan purchases are expected to be settled within 90 days.

RJ Bank has committed $2 million to a small business investment company which provides capital and long-term loans to small businesses.  As of June 30, 2012, we have invested $1.3 million of the committed amount and the distributions received have been insignificant.

See Note 18 for additional information regarding RJ Bank’s commitments to extend credit and other credit-related off-balance sheet financial instruments such as standby letters of credit and loan purchases.

In the normal course of business we enter into underwriting commitments. As of June 30, 2012, neither RJ&A nor MK & Co. had open transactions involving such commitments.  Transactions involving such commitments of RJ Ltd. that were recorded and open at June 30, 2012, were approximately $32 million in Canadian dollars (“CDN”).

We utilize client marginable securities to satisfy deposits with clearing organizations. At June 30, 2012, we had client margin securities valued at $173.2 million pledged with a clearing organization to meet our requirement of $111.1 million.

As part of our recruiting efforts, we offer loans to prospective financial advisors and certain key revenue producers primarily for recruiting and/or retention purposes. These commitments are contingent upon certain events occurring, including, but not limited to, the individual joining us and, in most circumstances, require them to meet certain production requirements.  As of June 30, 2012 we had made commitments, to either prospects that have accepted our offer, or recently recruited producers, of approximately $27 million that have not yet been funded.

We have committed a total of $91.9 million , in amounts ranging from $200 thousand to $13 million, to 53 different independent venture capital or private equity partnerships.  In addition, we have a commitment totaling $38 million to two additional private equity limited partnerships.  As of June 30, 2012, we have invested $95 million of the committed amounts and have received $63.9 million in distributions.  We also control the general partner in eight internally sponsored private equity limited partnerships to which we have committed $69.7 million.  As of June 30, 2012, we have invested $47.5 million, and have received $17.9 million in distributions.

Index

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

RJTCF may make short-term loans or advances to Project Partnerships on behalf of the tax credit funds in which it serves as managing member or general partner. At June 30, 2012, cash funded to invest in either loans or investments in project partnerships was $45.1 million.

At June 30, 2012, the approximate market values of collateral received that we can repledge were:

Sources of collateral
(in thousands)
Securities purchased under agreements to resell and other collateralized financings	$517,955
Securities received in securities borrowed vs. cash transactions	205,671
Collateral received for margin loans	1,628,157
Securities received as collateral related to derivative contracts	10,653
Total	$2,362,436

Certain collateral was repledged. At June 30, 2012, the approximate market values of this portion of collateral and financial instruments that we own and pledged were:

Uses of collateral and trading securities
(in thousands)
Securities sold under agreements to repurchase	$332,979
Securities delivered in securities loaned vs. cash transactions	454,924
Collateral used for secured loans	176,515
Collateral used for cash loans	16,311
Collateral used for deposits at clearing organizations	169,728
Total	$1,150,457

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

Guarantees

RJ Bank provides to its affiliate, Raymond James Capital Services, Inc. (“RJ Cap Services”), on behalf of certain corporate borrowers, a guarantee of payment in the event of the borrower’s default for exposure under interest rate swaps entered into with RJ Cap Services. At June 30, 2012, the current exposure under these guarantees was $18 million, which were underwritten as part of the larger corporate credit relationships.  The outstanding interest rate swaps at June 30, 2012 have maturities ranging from March 2013 through April 2019.  RJ Bank records an estimated reserve for its credit risk associated with the guarantee of these client swaps, which was insignificant as of June 30, 2012.  The estimated total potential exposure under these guarantees is $20.2 million at June 30, 2012.

RJ Bank guarantees the forward foreign exchange contract obligations of its U.S. subsidiaries.  See Note 12 for additional information regarding these derivatives.

RJF guarantees interest rate swap obligations of RJ Cap Services. See Note 12 for additional information regarding our interest rate swaps.

Index

We have from time to time authorized performance guarantees for the completion of trades with counterparties in Argentina. At June 30, 2012, there were no outstanding performance guarantees in Argentina.

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

RJF guarantees the existing mortgage debt of RJ&A of approximately $50.2 million.

RJTCF issues certain guarantees to various third parties related to project partnerships whose interests have been sold to one or more of the funds in which RJTCF is the managing member or general partner. In some instances, RJTCF is not the primary guarantor of these obligations which aggregate to a cumulative maximum obligation of approximately $1.8 million as of June 30, 2012.

RJF has guaranteed RJTCF’s performance to various third parties on certain obligations arising from RJTCF’s sale and/or transfer of units in one of its fund offerings (“Fund 34”).  Under such arrangements, RJTCF has provided either: (1) certain specific performance guarantees including a provision whereby in certain circumstances, RJTCF will refund a portion of the investors’ capital contribution, or (2) a guaranteed return on their investment.  Under the performance guarantees, the conditions which would result in a payment by RJTCF under the guarantees have been satisfied, neither RJF nor RJTCF funded any obligations under such guarantees nor do either have any further obligations under such guarantees.  Further, based upon its most recent projections and performance of Fund 34, RJTCF does not anticipate that any payments will be made to any of these third parties under the guarantee of the return on investment.  The maximum exposure to loss represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $44 million as of June 30, 2012.  Under the guarantee of returns, should the underlying LIHTC project partnerships held by Fund 34 fail to deliver a certain amount of tax credits and other tax benefits over the next ten years, RJTCF is obligated to provide the investor with a specified return.  A $41.6 million financing asset is included in prepaid expenses and other assets, and a related $41.7 million liability is included in trade and other payables on our Condensed Consolidated Statements of Financial Condition as of June 30, 2012. The maximum exposure to loss under this guarantee represents the undiscounted future payments due to investors for the return on and of their investment, and approximates $49.9 million at June 30, 2012.

Legal matter contingencies

Pre- Closing Date Morgan Keegan matters (all of which are subject to indemnification by Regions)

In July 2006, MK & Co. and a former MK & Co. analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company, Fairfax Financial Holdings, and its American subsidiary in the Circuit Court of Morris County, New Jersey. Plaintiffs made claims under a civil Racketeer Influenced and Corrupt Organizations (“RICO”) statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiff stock price, so that others could profit from short positions. Plaintiffs allege that defendants' actions damaged their reputations and harmed their business relationships. Plaintiffs allege a number of categories of damages they sustained, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions, and have requested monetary damages. These claims were never considered to be meritorious, but some of the claims survived an extended motion practice and discovery process. On May 11, 2012, the trial court ruled that New York law applied to plaintiff's RICO claims, therefore the claims are not subject to treble damages. On June 27, 2012, the trial court dismissed plaintiffs' tortious interference with prospective relations claim, but allowed other claims to go forward. Both the May 11 and June 27 orders are currently being re-heard. A jury trial is currently set to begin on September 10, 2012.

Index

Certain of the Morgan Keegan entities, along with Regions, have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain mutual funds in the Regions Morgan Keegan Fund complex (the “Regions Funds”) and shareholders of Regions. The Regions Funds were formerly managed by Morgan Asset Management, an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but an entity which was not part of our Morgan Keegan acquisition (“MAM”) (see further information regarding the Morgan Keegan acquisition in Note 2). The complaints contain various allegations, including claims that the Regions Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified. Certain of the shareholders in the Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class action lawsuits.

In March 2009, Morgan Keegan received a Wells Notice from the SEC's Atlanta Regional Office related to ARS indicating that the SEC staff intended to recommend that the SEC take civil action against the firm. On July 21, 2009, the SEC filed a complaint in the United States District Court for the Northern District of Georgia (the “Court”) against Morgan Keegan alleging violations of the federal securities laws in connection with ARS that Morgan Keegan underwrote, marketed and sold. On June 28, 2011, the Court granted Morgan Keegan's Motion for Summary Judgment, dismissing the case brought by the SEC. On May 2, 2012, the United States Court of Appeals for the Eleventh Circuit reversed the Court's decision and remanded the case, which is pending. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to Morgan Keegan customers, and extended that repurchase program on October 1, 2009, to include certain ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties.

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the SPA and summarized below.

Indemnification from Regions

As more fully described in Note 2, the SPA provides that Regions will indemnify RJF for losses incurred in connection with legal proceedings pending as of the closing date or commenced after the closing date and related to pre-closing matters. All of the pre-Closing Date Morgan Keegan matters described above are subject to such indemnification provisions. The range of potential liability of all such matters is not estimable at this time, but any loss arising from such matters, after consideration of the applicable annual deductible, if any, will be borne by Regions. As of June 30, 2012, an indemnification asset of approximately $198 million is included in other assets, and a liability for potential losses of approximately $236 million is included within trade and other payables on our Condensed Consolidated Statements of Financial Condition pertaining to the above matters and the related indemnification.

Other matters

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business as well as other corporate litigation. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Refer to Note 1, page 93, of our 2011 Form 10-K for a discussion of our criteria for establishing a range of possible loss related to such matters.  Excluding any amounts subject to indemnification from Regions related to pre-Closing Date Morgan Keegan matters discussed above, as of June 30, 2012, management currently estimates the aggregate range of possible loss is from $0 to an amount of up to $10 million in excess of the accrued liability (if any) related to these matters.  In the opinion of management, based on current available information, review with outside legal counsel, and consideration of the accrued liability amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

Index

NOTE 15 – INTEREST INCOME AND INTEREST EXPENSE

The components of interest income and interest expense are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Interest income:
Margin balances	$16,592	$13,341	$43,545	$38,748
Assets segregated pursuant to regulations and other segregated assets	1,734	2,043	6,118	6,118
Bank loans, net of unearned income	83,846	64,824	233,455	205,410
Available for sale securities	2,488	2,382	6,664	8,827
Trading instruments	7,181	5,067	15,322	16,379
Stock loan	2,238	1,420	7,260	4,384
Other	7,107	6,755	19,770	17,163
Total interest income	121,186	95,832	332,134	297,029

Interest expense:
Brokerage client liabilities	514	829	1,697	2,564
Retail bank deposits	2,405	2,804	6,985	9,561
Trading instrument sold but not yet purchased	839	1,083	1,838	2,984
Stock borrow	504	489	1,456	1,398
Borrowed funds	2,365	804	4,158	3,098
Senior notes	19,125	8,968	39,479	22,014
Interest expense of consolidated VIEs	1,177	1,430	3,838	4,563
Other	2,625	1,418	4,059	2,834
Total interest expense	29,554	17,825	63,510	49,016
Net interest income	91,632	78,007	268,624	248,013
Less: provision for loan losses	(9,315)	(8,363)	(21,925)	(28,232)
Net interest income after provision for loan losses	$82,317	$69,644	$246,699	$219,781

NOTE 16 – SHARE-BASED COMPENSATION

On February 23, 2012, the 2012 Stock Incentive Plan (the “2012 Plan”) was approved by our shareholders.  The 2012 Plan serves as the successor to our 1996 Stock Option Plan for Key Management Personnel, 2007 Stock Option Plan for Independent Contractors, 2002 Incentive Stock Option Plan, Stock Option Plan for Outside Directors, 2005 Restricted Stock Plan and 2007 Stock Bonus Plan (the “Predecessor Plans”). Upon approval of the 2012 Plan by our shareholders, the Predecessor Plans terminated (except with respect to awards previously granted under the Predecessor Plans that remain outstanding). Under the 2012 Plan, we may grant 15.4 million new shares in addition to the shares available for grant under the Predecessor Plans as of February 23, 2012.  The 1992 Incentive Stock Option Plan is not a Predecessor Plan and terminated on the date our shareholders approved the 2012 Plan (except with respect to awards previously granted under the 1992 Incentive Stock Option Plan that remain outstanding).  The 2012 Plan permits us to grant share-based and cash-based awards designed to be exempt from the limitation on deductible compensation under Section 162(m) of the Internal Revenue Code.  In our 2011 Form 10-K, our share-based compensation accounting policies are described in Note 1, page 94.  Other information relating to our employee and Board of Director share-based awards are outlined in our 2011 Form 10-K in Note 20, pages 132 – 136, while Note 21, pages 136 – 139, discusses our non-employee share-based awards.  For purposes of this report, we have combined our presentation of both our employee and Board of Director share-based awards with our non-employee share-based awards, both of which are described below.

Index

Stock option awards

Expense (expense reduction) and income tax benefits related to our stock option awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Total share-based expense	$1,247	$(769)	$9,046	$8,217
Income tax benefits related to share-based expense	(35)	(781)	1,438	1,215

For the nine months ended June 30, 2012, we realized $5 thousand of excess tax benefits related to our stock option awards.  During the three months ended June 30, 2012, we granted 4,000 stock options to employees and no stock options were granted to our independent contractor financial advisors.  During the nine months ended June 30, 2012, we granted 1,680,417 stock options to employees and 46,900 stock options to our independent contractor financial advisors.  During the three and nine months ended June 30, 2012, no stock options were granted to outside directors.

Unrecognized pre-tax expense for stock option awards granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2012 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$18,234	3.2
Independent contractor financial advisors	799	3.1

The weighted-average grant-date fair value of stock option awards granted to employees for the three and nine months ended June 30, 2012 is $13.84 and $9.66, respectively.

The fair value of each option grant awarded to our independent contractor financial advisors is estimated on the date of grant and periodically revalued using the Black-Scholes option pricing model.  The weighted-average fair value for unvested options granted to independent contractor financial advisors as of June 30, 2012 is $12.73.

Restricted stock awards

During the three months ended June 30, 2012, we granted 1,522,293 restricted stock units to employees. Included in this total are 1,465,330 restricted stock units granted for retention purposes to Morgan Keegan employees (see Note 2 for information regarding the Morgan Keegan acquisition). No restricted stock units were granted to outside directors.  During the nine months ended June 30, 2012, we granted 2,703,964 restricted stock units to employees (inclusive of those related to the Morgan Keegan acquisition described above) and 12,000 restricted stock units to outside directors.  No restricted stock units were granted to independent contractor financial advisors during the three months ended June 30, 2012.  There were 2,586 restricted stock units granted to independent contractor financial advisors during the nine months ended June 30, 2012.

Expense and income tax benefits related to our restricted stock awards granted to employees, members of our Board of Directors and independent contractor financial advisors are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Total share-based expense	$6,561	$4,563	$19,129	$14,757
Income tax benefits related to share-based expense	2,493	1,734	7,269	5,608

Index

For the nine months ended June 30, 2012, we realized $1.1 million of excess tax benefits related to our restricted stock awards.

Unrecognized pre-tax expense for restricted stock shares and restricted stock units granted to employees, directors and independent contractor financial advisors, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2012 are presented below:

	Unrecognized pre-tax expense	Remaining weighted- average period
	(in thousands)	(in years)
Employees and directors	$101,601	3.7
Independent contractor financial advisors	831	1.8

The weighted-average grant-date fair value of restricted stock share and unit awards granted to employees and outside directors for the three and nine months ended June 30, 2012 is $35.07 and $32.19, respectively.

The fair value of each restricted stock share awarded to our independent contractor financial advisors is valued on the date of grant and periodically revalued at the current stock price.  The weighted-average fair value for unvested restricted stock awards granted to independent contractor financial advisors as of June 30, 2012 is $34.24.

Stock bonus awards

During the three months ended June 30, 2012, we granted 1,361 restricted stock units to employees.  During the nine months ended June 30, 2012, we granted 595,717 restricted stock units to employees.

Expense and income tax benefits related to our stock bonus awards granted to employees are presented below:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Total share-based expense	$2,274	$1,694	$11,413	$8,927
Income tax benefits related to share-based expense	864	644	4,337	3,392

For the nine months ended June 30, 2012, we realized $1.3 million of excess tax benefits related to our stock bonus awards.

Unrecognized pre-tax expense for share-based awards granted to employees, net of estimated forfeitures, and the remaining period over which the expense will be recognized as of June 30, 2012 is $14.5 million and 2.0 years, respectively.  The weighted-average grant-date fair value of restricted stock share and unit awards granted to employees for the three and nine months ended June 30, 2012 is $35.91 and $29.60, respectively.

NOTE 17 – REGULATIONS AND CAPITAL REQUIREMENTS

For a discussion of the various regulations and capital requirements applicable to certain of our businesses and subsidiaries, see Note 22, pages 139 – 141, of our 2011 Form 10-K.

RJF, as a bank holding company, and RJ Bank, are subject to various regulatory capital requirements administered by bank regulators.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our and RJ Bank’s financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, RJF and RJ Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. RJF’s and RJ Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Index

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJF as of June 30, 2012:
Total capital (to risk-weighted assets)	$2,952,167	17.9%	$1,319,404	8.0%	$1,649,255	10.0%
Tier I capital (to risk-weighted assets)	2,788,277	16.9%	659,947	4.0%	989,921	6.0%
Tier I capital (to adjusted assets)	2,788,277	13.7%	814,095	4.0%	1,017,619	5.0%

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

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
RJ Bank as of June 30, 2012:
Total capital (to risk-weighted assets)	$1,112,802	12.8%	$698,482	8.0%	$873,103	10.0%
Tier I capital (to risk-weighted assets)	1,003,038	11.5%	349,241	4.0%	523,862	6.0%
Tier I capital (to adjusted assets)	1,003,038	10.9%	367,068	4.0%	458,835	5.0%

RJ Bank as of September 30, 2011:
Total capital (to risk-weighted assets)	$1,018,858	13.7%	$595,165	8.0%	$743,956	10.0%
Tier I capital (to risk-weighted assets)	925,212	12.4%	297,582	4.0%	446,374	6.0%
Tier I capital (to adjusted assets)	925,212	10.3%	360,961	4.0%	451,202	5.0%

RJ Bank calculates the Total Capital and Tier I Capital ratios in order to assess its compliance with both regulatory requirements and its internal capital policy in addition to providing a measure of underutilized capital should these ratios become excessive.  Capital levels are continually monitored to assess RJ Bank’s capital position.

The decrease in RJ Bank’s Total and Tier 1 Capital (to risk-weighted assets) ratios at June 30, 2012 compared to September 30, 2011 were primarily due to an increase in risk-weighted assets during the nine month period ended June 30, 2012, resulting from our  utilization of low risk-weighted excess cash balances available at September 30, 2011 to fund significant corporate loan growth.  The increase in RJ Bank’s Tier I Capital (to adjusted assets) ratio at June 30, 2012 compared to September 30, 2011 was primarily due to earnings and a change from using period-end total assets to average total assets in the calculation as a result of RJ Bank’s conversion to reporting under the Consolidated Reports of Condition and Income (“Call Report”) during the nine month period ended June 30, 2012.

Certain of our broker-dealer subsidiaries are subject to the requirements of the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934.

Index

The net capital position of our wholly owned broker-dealer subsidiary RJ&A is as follows:

	June 30, 2012	September 30, 2011
	($ in thousands)
Raymond James & Associates, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	18.92%	27.02%
Net capital	$299,648	$409,869
Less: required net capital	(31,681)	(30,340)
Excess net capital	$267,967	$379,529

The net capital position of our wholly owned broker-dealer subsidiary Raymond James Financial Services, Inc. is as follows:

	June 30, 2012	September 30, 2011
	(in thousands)
Raymond James Financial Services, Inc.:
(Alternative Method elected)
Net capital	$16,006	$17,829
Less: required net capital	(250)	(250)
Excess net capital	$15,756	$17,579

The net capital position of our wholly owned broker-dealer subsidiary MK & Co. is as follows:

June 30, 2012
($ in thousands)
Morgan Keegan & Company, Inc.:
(Alternative Method elected)
Net capital as a percent of aggregate debit items	56.01%
Net capital	$223,404
Less: required net capital	(8,292)
Excess net capital	$215,112

The risk adjusted capital of our wholly owned broker-dealer subsidiary RJ Ltd., which is headquartered in Canada, is as follows (in Canadian dollars):

	June 30, 2012	September 30, 2011
	(in thousands)
Raymond James Ltd.:
Risk adjusted capital before minimum	$72,540	$70,855
Less: required minimum capital	(250)	(250)
Risk adjusted capital	$72,290	$70,605

At June 30, 2012, our other active regulated domestic and international subsidiaries are in compliance with and met all net capital and regulatory requirements.

Index

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

June 30, 2012
(in thousands)
Standby letters of credit	$152,729
Open end consumer lines of credit	123,924
Commercial lines of credit	1,873,140
Unfunded loan commitments	136,273

Because many lending commitments expire without being funded in whole or part, the contract amounts are not estimates of RJ Bank’s actual future credit exposure or future liquidity requirements. RJ Bank maintains a reserve to provide for potential losses related to the unfunded lending commitments. See Note 7 for further discussion of this reserve for unfunded lending commitments.

RJ Ltd. is subject to foreign exchange risk primarily due to financial instruments held in U.S. dollars that may be impacted by fluctuation in foreign exchange rates. In order to mitigate this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is not significant. As of June 30, 2012, forward contracts outstanding to buy and sell U.S. dollars totaled CDN $5 million and CDN $3.3 million respectively. RJ Bank is also subject to foreign exchange risk related to their net investment in a Canadian subsidiary. See Note 12 for information regarding how RJ Bank utilizes net investment hedges to mitigate a significant portion of this risk.

Index

NOTE 19 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Income for basic earnings per common share:
Net income attributable to RJF	$76,350	$46,786	$212,544	$209,426
Less allocation of earnings and dividends to participating securities (1)	(1,355)	(1,392)	(4,545)	(6,811)
Net income attributable to RJF common shareholders	$74,995	$45,394	$207,999	$202,615

Income for diluted earnings per common share:
Net income attributable to RJF	$76,350	$46,786	$212,544	$209,426
Less allocation of earnings and dividends to participating securities (1)	(1,345)	(1,387)	(4,521)	(6,791)
Net income attributable to RJF common shareholders	$75,005	$45,399	$208,023	$202,635

Common shares:
Average common shares in basic computation	135,256	123,238	129,206	122,200
Dilutive effect of outstanding stock options and certain restricted stock units	1,401	720	981	489
Average common shares used in diluted computation	136,657	123,958	130,187	122,689

Earnings per common share:
Basic	$0.55	$0.37	$1.61	$1.66
Diluted	$0.55	$0.37	$1.60	$1.65
Stock options and certain restricted stock units excluded from weighted-average diluted common shares because their effect would be antidilutive	1,573	534	2,001	1,035

(1)
Represents dividends paid during the period to participating securities plus an allocation of undistributed earnings to participating securities. Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 2.4 million and 3.8 million for the three months ended June 30, 2012 and 2011, respectively.  Participating securities represent unvested restricted stock and certain restricted stock units and amounted to weighted-average shares of 2.8 million and 4.1 million for the nine months ended June 30, 2012 and 2011, respectively.  Dividends paid to participating securities amounted to $316 thousand and $486 thousand for the three months ended June 30, 2012 and 2011, respectively.  Dividends paid to participating securities amounted to $1.1 million and $1.5 million for the nine months ended June 30, 2012 and 2011, respectively.  Undistributed earnings are allocated to participating securities based upon their right to share in earnings if all earnings for the period had been distributed.

Dividends per common share declared and paid are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Dividends per common share - declared	$0.13	$0.13	$0.39	$0.39
Dividends per common share - paid	$0.13	$0.13	$0.39	$0.37

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

Index

Information concerning operations in these segments of business is as follows:

	Three months ended June 30,				Nine months ended June 30,
	2012		2011		2012		2011
	(in thousands)
Revenues:
Private Client Group	$684,684		$557,017		$1,781,068		$1,633,080
Capital Markets	257,291		162,695		558,582		513,130
Asset Management	60,611		58,458		175,623		169,386
RJ Bank	90,289		67,836		250,841		214,376
Emerging Markets	5,074		14,449		18,253		35,000
Securities Lending	2,324		1,502		7,499		4,731
Proprietary Capital	27,736		13,716		41,599		14,111
Other	2,151		1,286		8,082		8,263
Intersegment eliminations	(14,398)		(8,747)		(37,115)		(26,788)
Total revenues(1)	$1,115,762		$868,212		$2,804,432		$2,565,289

Income (loss) excluding noncontrolling interests and before provision for income taxes:
Private Client Group	$64,332		$53,317		$159,989		$155,047
Capital Markets	27,776		14,191		59,789		72,526
Asset Management	17,030		17,593		49,464		48,414
RJ Bank	59,801		42,093		170,117		130,813
Emerging Markets	(2,162)		2,710		(5,710)		4,223
Securities Lending	1,148		323		3,784		1,177
Proprietary Capital	5,345		6,616		9,021		2,442
Other	(48,400)	(2)	(58,176)	(3)	(99,236)	(2)	(79,224)	(3)
Pre-tax income excluding noncontrolling interests	124,870		78,667		347,218		335,418
Add: net loss attributable to noncontrolling interests	13,121		2,412		3,323		(3,355)
Income including noncontrolling interests and before provision for income taxes	$137,991		$81,079		$350,541		$332,063

(1)	No individual client accounted for more than ten percent of total revenues in any of the periods presented.

(2)
The Other segment for the three and nine months ended June 30, 2012 includes $21 million and $40.6 million, respectively in acquisition and integration expenses and certain interest expense related to the acquisition of Morgan Keegan (see Note 2 for further information regarding the Morgan Keegan acquisition).

(3)
The Other segment for the three and nine months ended June 30, 2011 includes a $45 million loss provision for auction rate securities (see further discussion of this matter in Note 17, pages 130-131, of our 2011 Form 10-K).

Net interest income (expense):
Private Client Group	$21,120	$17,740	$57,023	$49,905
Capital Markets	1,584	617	3,758	4,045
Asset Management	19	26	45	78
RJ Bank	84,571	65,104	235,538	206,243
Emerging Markets	218	215	574	843
Securities Lending	1,734	931	5,804	2,986
Proprietary Capital	103	145	475	325
Other	(17,717)	(6,771)	(34,593)	(16,412)
Net interest income	$91,632	$78,007	$268,624	$248,013

Index

The following table presents our total assets on a segment basis:

	June 30, 2012		September 30, 2011
	(in thousands)
Total assets:
Private Client Group (1)	$6,182,585		$5,581,214
Capital Markets (2)	2,776,972		1,478,974
Asset Management	74,682		61,793
RJ Bank	9,383,333		8,741,975
Emerging Markets	64,647		74,362
Securities Lending	454,450		817,770
Proprietary Capital	357,483		176,919
Other	1,876,403	(3)	1,073,988
Total	$21,170,555		$18,006,995

(1)	Includes $48 million of goodwill at June 30, 2012 and September 30, 2011.

(2)	Includes $24 million of goodwill at June 30, 2012 and September 30, 2011.

(3)
Includes a preliminary estimate of goodwill arising from our acquisition of Morgan Keegan of $214 million at June 30, 2012 (see Note 2 for further information). Our valuation process to determine the amount of goodwill arising from that acquisition to allocate to each respective business unit and segment has not been completed.

We have operations in the United States, Canada, Europe and joint ventures in Latin America. Substantially all long-lived assets are located in the United States.  Revenues and income before provision for income taxes and excluding noncontrolling interests, classified by major geographic areas in which they are earned, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues:
United States	$1,017,413	$752,726	$2,509,800	$2,208,322
Canada	75,264	83,478	219,241	270,492
Europe	18,975	17,416	59,211	50,557
Other	4,110	14,592	16,180	35,918
Total	$1,115,762	$868,212	$2,804,432	$2,565,289

Pre-tax income excluding noncontrolling interests:
United States	$118,028	$67,935	$331,958	$296,857
Canada	10,001	9,063	21,957	36,861
Europe	(1,019)	(781)	(1,106)	(2,497)
Other	(2,140)	2,450	(5,591)	4,197
Total	$124,870	$78,667	$347,218	$335,418

Our total assets, classified by major geographic area in which they are held, are presented below:

	June 30, 2012	September 30, 2011
	(in thousands)
Total assets:
United States (1)	$19,086,168	$16,456,892
Canada(2)	1,986,284	1,436,505
Europe(3)	45,720	50,666
Other	52,383	62,932
Total	$21,170,555	$18,006,995

(1)	Includes $246 million and $32 million of goodwill at June 30, 2012 and September 30, 2011, respectively.

(2)	Includes $33 million of goodwill.

(3)	Includes $7 million of goodwill.

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

Factors Affecting “Forward-Looking Statements”

From time to time, Raymond James Financial, Inc. (“RJF”), together with its subsidiaries hereinafter collectively referred to as “our,” “we” or “us,” may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at our wholly owned bank subsidiary Raymond James Bank, N.A. (“RJ Bank”), projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, the integration of Morgan Keegan (as hereafter defined), and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” of Item 1A of Part I included in our Annual Report on Form 10-K for the year ended September 30, 2011, as filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “2011 Form 10-K”) and in Item 1A of Part II of this report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements.

Executive Overview

Results in the investment businesses in which we operate are highly correlated to the general overall strength of economic conditions and, more specifically, to the direction of the U.S. equity markets.  Overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control.  These factors affect the financial decisions made by investors, including their level of participation in the financial markets.  They also impact the level of public offerings, trading profits and asset valuations.  In turn, these decisions affect our business results.

Quarter ended June 30, 2012 compared with the quarter ended June 30, 2011

On April 2, 2012, (the “Closing Date”) we completed our acquisition of all of the issued and outstanding shares of Morgan Keegan & Company, Inc. and MK Holding, Inc. and its related affiliates (“Morgan Keegan”) from Regions Financial Corporation (“Regions”). This acquisition expands both our private client wealth management and our capital markets businesses.  Morgan Keegan brings to us a strong private client business, one of the industry’s top fixed income groups, and a significant equity capital markets division. Headquartered in Memphis with 57 full-service offices in 20 states, Morgan Keegan had approximately 3,100 employees and over 900 financial advisors as of the date of our purchase. While an addition of this size is a departure from our focus on organic growth supplemented by individual hires and small acquisitions, it is not a departure from our overall strategy. We have used strategic mergers to grow throughout our history when the timing and pricing are right and, most importantly, when there is a strong cultural fit and clear path for integration.  With the addition of Morgan Keegan, we are one of the country’s largest wealth management and investment banking firms not headquartered on Wall Street, affording us even greater ability to support our financial advisors and retail and institutional clients.

The June 2012 quarter is the first reporting period which includes the Morgan Keegan results, and therefore comparisons to prior periods are not necessarily meaningful for many of our key financial and operating metrics. Furthermore, integration of both equity and fixed income capital markets began immediately following the Closing Date which precludes the determination of legacy Morgan Keegan results in those areas. As a result, the June 2012 quarter establishes a baseline for future comparisons.

Index

In somewhat challenging market conditions during the quarter, most of our businesses performed relatively well.  Net revenues of $1.1 billion represented a 28% increase over the preceding quarter and a 25% increase over the prior year quarter; the increases were predominately associated with the acquisition of Morgan Keegan.  Revenue increases were realized in all of our segments except for our Emerging Markets segment. Non-interest expenses increased $179 million, or 23%, from the prior year quarter primarily due to our addition of Morgan Keegan as well as $21 million of acquisition and integration related costs we incurred associated therewith.

Our pre-tax income increased $46 million, or 59%, as compared to the prior year quarter predominately associated with the acquisition of Morgan Keegan.  Our net income was $76 million, a $30 million, or 63%, increase as compared to the prior year quarter.  After consideration of the acquisition related expenses we incurred during the current quarter and the loss provision for auction rate securities we incurred in the prior year quarter, we generated an adjusted pre-tax income of $145 million (a non-GAAP measure) for the quarter which is $22 million, or 18%, greater than the adjusted pre-tax income in the prior year quarter.  Adjusted net income was $89 million (a non-GAAP measure) for the quarter which is $14 million, or 19%, greater than adjusted net income in the prior year quarter.

As compared to the prior year quarter, our financial results were most significantly impacted by:

•
Our Private Client Group segment generated net revenues of $682 million, a 23% increase over the prior year.  Pre-tax income of $64 million represents a 21% increase over the prior year.  The increases are in large part due to our acquisition of Morgan Keegan.

•
Our Asset Management segment generated $17 million of pre-tax income, a slight decrease compared to the prior year.  Assets under management increased to record levels as of June 30, 2012.  Net inflows of client assets, including assets of Morgan Keegan clients, drove the increase despite the equity market declining during the quarter.

•
RJ Bank generated an $18 million, or 42%, increase in pre-tax income to a record $60 million.  The increase primarily resulted from an increase in net interest revenues from higher average loan balances and an increase in net interest spread partially offset by a slightly higher loan loss provision resulting primarily from our growth in net loans.

•	We incurred acquisition and integration related costs associated with the Morgan Keegan acquisition of $21 million.

•
Due primarily to the acquisition of Morgan Keegan, the Capital Markets segment realized a $14 million, or 96%, increase in pre-tax income in very challenging capital markets conditions. We had substantially increased institutional sales commissions of fixed income products and a modest increase in trading profits compared to the prior year quarter.  Our acquisition of Morgan Keegan provides us with significantly increased scale in the capital markets industry, primarily as it pertains to fixed income operations.

•
Our effective tax rate applicable to the quarter decreased to 38.9% from the rate applicable in the prior year quarter of 40.5%. The prior year quarter rate was impacted by certain transactions that had an adverse impact on the effective tax rate which did not recur in the current year.

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

Nine months ended June 30, 2012 compared with the nine months ended June 30, 2011

Our net revenues of $2.7 billion represent a 9% increase compared to the prior year period.  All of our segments have realized increased revenues over the prior year period with the exception of our Emerging Markets and Other segments. Our Private Client Group and Capital Markets segments benefited significantly from the acquisition of Morgan Keegan on April 2, 2012. Non-interest expenses increased $206 million, or 9%, from the prior year primarily due to the addition of Morgan Keegan in the third quarter of fiscal 2012. The current year non-interest expenses include $41 million of acquisition and integration related costs we incurred specifically associated with the Morgan Keegan acquisition, while the prior year includes $45 million of nonrecurring loss provision for auction rate securities.  The bank loan loss provision has decreased by $6 million reflecting the overall improvement in the credit markets over the past year.

Index

Inclusive of the impact of the acquisition of Morgan Keegan, our pre-tax income increased $12 million, or 4%, while our net income increased $3 million, or 1%, as compared to the prior year period.  After consideration of the acquisition related expenses we have incurred and the $2 million of incremental interest expense we incurred as part of the pre-Closing Date execution of our Morgan Keegan purchase financing strategies, we generated adjusted pre-tax income of $389 million (a non-GAAP measure) for the most recent nine month period. After adjusting the prior year period for the effect of the prior year nonrecurring loss provision for auction rate securities, we generated adjusted pre-tax income of $380 million (a non-GAAP measure), reflecting an increase in adjusted pre-tax income (a non-GAAP measure) of $9 million, or 2%, as compared to the prior year period.

Our financial results during the nine month period were most significantly impacted by the factors described above for the most recent quarter unless otherwise noted:

•	A $39 million, or 30%, increase in the pre-tax income generated by RJ Bank.

•
A $13 million, or 18%, decrease in the pre-tax income of our Capital Markets segment. The market environment for equity capital markets has been difficult industry-wide. The fixed income results which are typically counter-cyclical to the equity capital market results were also augmented by the acquisition of Morgan Keegan and partially offset by the equity capital market results.

•	A $5 million, or 3%, increase in the pre-tax income of our Private Client Group segment.

•
A $10 million decrease in the pre-tax income of our Emerging Markets segment.  Net revenues in this segment decreased by $17 million, or 48%, due to a decrease in investment banking revenues caused in part by the volatility in the global markets.

•	A $1 million, or 2%, increase in the pre-tax income generated by our Asset Management segment.

•
A $7 million, or 269%, increase in the pre-tax income (after consideration of the attribution to noncontrolling interests) generated by our Proprietary Capital segment due to positive valuation adjustments of our investments.

•	Our effective tax rate increased to 38.8% from the rate applicable in the prior period of 37.6% primarily resulting from an increase in the average state tax rate component of this blended rate.

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

Index

Segments

We currently operate through the following eight business segments: Private Client Group (“PCG”); “Capital Markets;” “Asset Management;” RJ Bank; “Emerging Markets;” “Securities Lending;” “Proprietary Capital” and certain corporate activities combined in the “Other” segment.

	Three months ended June 30,			Nine months ended June 30,
	2012	2011	% change	2012	2011	% change
	($ in thousands)
Total company
Revenues	$1,115,762	$868,212	29%	$2,804,432	$2,565,289	9%
Pre-tax income excluding noncontrolling interests	124,870	78,667	59%	347,218	335,418	4%

PCG
Revenues	684,684	557,017	23%	1,781,068	1,633,080	9%
Pre-tax income	64,332	53,317	21%	159,989	155,047	3%

Capital Markets
Revenues	257,291	162,695	58%	558,582	513,130	9%
Pre-tax income	27,776	14,191	96%	59,789	72,526	(18)%

Asset Management
Revenues	60,611	58,458	4%	175,623	169,386	4%
Pre-tax income	17,030	17,593	(3)%	49,464	48,414	2%

RJ Bank
Revenues	90,289	67,836	33%	250,841	214,376	17%
Pre-tax income	59,801	42,093	42%	170,117	130,813	30%

Emerging Markets
Revenues	5,074	14,449	(65)%	18,253	35,000	(48)%
Pre-tax (loss) income	(2,162)	2,710	(180)%	(5,710)	4,223	(235)%

Securities Lending
Revenues	2,324	1,502	55%	7,499	4,731	59%
Pre-tax income	1,148	323	255%	3,784	1,177	221%

Proprietary Capital
Revenues	27,736	13,716	102%	41,599	14,111	195%
Pre-tax income (loss)	5,345	6,616	(19)%	9,021	2,442	269%

Other
Revenues	2,151	1,286	67%	8,082	8,263	(2)%
Pre-tax loss	(48,400)	(58,176)	17%	(99,236)	(79,224)	(25)%

Intersegment eliminations
Revenues	(14,398)	(8,747)	(65)%	(37,115)	(26,788)	(39)%

Index

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

Quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 – Net Interest Analysis

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Three months ended June 30,
	2012			2011
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,867,759	$16,592	3.55%	$1,520,849	$13,341	3.52%
Assets segregated pursuant to regulations and other segregated assets	2,481,841	1,734	0.28%	2,047,121	2,043	0.40%
Bank loans, net of unearned income (2)	7,756,085	83,846	4.29%	6,265,346	64,824	4.11%
Available for sale securities	766,189	2,488	1.30%	379,875	2,382	2.52%
Trading instruments(3)	1,029,569	7,181	2.79%	592,484	5,067	3.42%
Stock loan	471,423	2,238	1.90%	726,347	1,420	0.78%
Other(3)	1,850,094	7,107	1.54%	2,037,369	6,755	1.33%
Total	$16,222,960	121,186	2.99%	$13,569,391	$95,832	2.82%

Interest-bearing liabilities:
Brokerage client liabilities	$4,037,446	514	0.05%	$3,464,879	$829	0.10%
Bank deposits (2)	8,029,250	2,405	0.12%	6,591,275	2,804	0.17%
Trading instruments sold but not yet purchased(3)	267,529	839	1.25%	198,097	1,083	2.19%
Stock borrow	136,456	504	1.48%	263,492	489	0.74%
Borrowed funds	524,849	2,365	1.80%	117,176	804	2.74%
Senior notes	1,148,595	19,125	6.66%	541,873	8,968	6.62%
Loans payable of consolidated variable interest entities(3)	87,483	1,177	5.38%	105,509	1,430	5.42%
Other(3)	460,529	2,625	2.28%	61,717	1,418	9.19%
Total	$14,692,137	29,554	0.80%	$11,344,018	17,825	0.63%
Net interest income		$91,632			$78,007

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Net interest income increased $14 million, or 17%, as compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment increased $3 million, or 19%, resulting primarily from increased client margin balances despite the impact of more client assets entering our multi-bank sweep program which pays a fee in lieu of interest, and a slight increase in the interest rate earned on client margin balances. A significant portion of the increase in client margin balances in the June quarter resulted from the addition of the balances associated with Morgan Keegan clients.

Index

RJ Bank’s net interest income increased $19 million, or 30%.  RJ Bank’s net interest income increased as a result of both an increase in average loans outstanding as well as an increase in the average loan portfolio yield. Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio increased as compared to the prior year as a result of the Auction Rate Securities (“ARS”) we repurchased during the quarter ended September 30, 2011 (refer to Item 3 on page 27 of our 2011 Form 10-K for a discussion of this ARS repurchase) as well as the ARS we acquired in the Morgan Keegan transaction. Although ARS generate interest income, the yield on ARS is significantly lower than the yield on historical available for sale securities which results in a substantially lower weighted-average yield on available for sale securities as compared to the prior year period (see Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our available for sale securities).

Interest expense on our senior notes increased approximately $10 million over the prior year.   The increase is comprised of the interest expense resulting from our March 2012 issuance of $350 million 6.9% senior notes and our March 2012 issuance of $250 million 5.625% senior notes. Both of the March 2012 debt offerings were part of our financing activities associated with funding the Morgan Keegan acquisition which closed on April 2, 2012.

Nine months ended June 30, 2012 compared with the nine months ended June 30, 2011 – Net Interest Analysis

The following table presents average balance data and interest income and expense data, as well as the related net interest income:

	Nine months ended June 30,
	2012			2011
	Average balance(1)	Interest inc./exp.	Average yield/cost	Average balance(1)	Interest inc./exp.	Average yield/cost
	($ in thousands)
Interest-earning assets:
Margin balances	$1,848,752	$43,545	3.14%	$1,487,812	$38,748	3.48%
Assets segregated pursuant to regulations and other segregated assets	3,077,940	6,118	0.27%	1,936,838	6,118	0.42%
Bank loans, net of unearned income (2)	7,308,074	233,455	4.21%	6,222,486	205,410	4.33%
Available for sale securities	621,515	6,664	1.43%	414,837	8,827	2.84%
Trading instruments(3)	730,520	15,322	2.80%	614,333	16,379	3.55%
Stock loan	622,363	7,260	1.56%	623,707	4,384	0.94%
Other(3)	2,325,358	19,770	1.13%	1,847,612	17,163	1.24%
Total	$16,534,522	332,134	2.68%	$13,147,625	297,029	3.01%

Interest-bearing liabilities:
Brokerage client liabilities	4,477,569	1,697	0.05%	3,269,044	2,564	0.10%
Bank deposits (2)	7,878,948	6,985	0.12%	6,620,592	9,561	0.19%
Trading instruments sold but not yet purchased(3)	167,795	1,838	1.46%	182,525	2,984	2.18%
Stock borrow	171,945	1,456	1.13%	235,029	1,398	0.79%
Borrowed funds	309,128	4,158	1.79%	120,169	3,098	3.44%
Senior notes	790,370	39,479	6.66%	443,384	22,014	6.62%
Loans payable of consolidated variable interest entities(3)	91,370	3,838	5.60%	100,083	4,563	6.08%
Other(3)	266,963	4,059	2.03%	69,723	2,834	5.42%
Total	$14,154,088	63,510	0.60%	$11,040,549	49,016	0.59%
Net interest income		$268,624			$248,013

(1)	Represents average daily balance, unless otherwise noted.

(2)	See Results of Operations – RJ Bank in this MD&A for further information.

(3)	Average balance is calculated based on the average of the end of month balances for each month within the period.

Index

Net interest income increased $21 million, or 8%, as compared to the prior year. Net interest income is earned primarily by our PCG and RJ Bank segments, which are discussed separately below.

Net interest income in the PCG segment increased $7 million, or 14%, resulting primarily from increased client margin balances despite the impact of more client assets entering our multi-bank sweep program which pays a fee in lieu of interest, and a slight increase in the interest rate earned on client margin balances. A portion of the increase in client margin balances resulted from the addition of the balances associated with Morgan Keegan clients.

RJ Bank’s net interest income increased $29 million, or 14%.  RJ Bank’s net interest income in the prior year period included a $6 million correction of an accumulated interest income understatement of prior periods related to purchased residential loan pools. Excluding the impact of this correction recorded in the prior year period, RJ Bank’s net interest income increased $35 million over the comparable prior year period primarily as a result of an increase in average loans outstanding, partially offset by a decrease in the average loan portfolio yield.  Refer to the discussion of the specific components of RJ Bank’s net interest income in the RJ Bank section of this MD&A.

Interest income earned on our available for sale securities portfolio increased as compared to the prior year as a result of the ARS we repurchased during the quarter ended September 30, 2011 (refer to Item 3 on page 27 of our 2011 Form 10-K for a discussion of this ARS repurchase) as well as the ARS we acquired in the Morgan Keegan transaction. Although ARS generate interest income, the yield on ARS is significantly lower than the yield on historical available for sale securities which results in a substantially lower weighted-average yield on available for sale securities as compared to the prior year period (see Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our available for sale securities).

Interest expense on our senior notes increased approximately $17 million over the prior year.  The increase is primarily comprised of $12 million of interest expense resulting from our March 2012 issuance of $350 million 6.9% senior notes, $250 million 5.625% senior notes, and $5 million of additional interest expense in the current year associated with our April 2011 issuance of $250 million 4.25% senior notes. Both of the March 2012 debt offerings were part of our financing activities associated with funding the Morgan Keegan acquisition which closed on April 2, 2012.

Index

Results of Operations – Private Client Group

The following table presents consolidated financial information for our PCG segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Securities commissions and fees	$576,252	24%	$463,072	$1,477,620	9%	$1,359,673
Interest	23,562	19%	19,818	63,219	12%	56,462
Account and service fees:
Client account and service fees	40,566	34%	30,167	105,169	15%	91,695
Mutual fund and annuity service fees	34,755	16%	29,876	98,645	22%	81,040
Client transaction fees	3,986	(44)%	7,080	17,973	(30)%	25,774
Correspondent clearing fees	655	(15)%	775	2,146	(16)%	2,568
Account and service fees – all other	52	(15)%	61	164	6%	155
Sub-total account and service fees	80,014	18%	67,959	224,097	11%	201,232
Other	4,856	(21)%	6,168	16,132	3%	15,713
Total revenues	684,684	23%	557,017	1,781,068	9%	1,633,080

Interest expense	2,442	18%	2,078	6,196	(6)%	6,557
Net revenues	682,242	23%	554,939	1,774,872	9%	1,626,523

Non-interest expenses:
Sales commissions	402,410	19%	337,958	1,071,418	7%	998,168
Admin & incentive compensation and benefit costs	119,825	34%	89,236	303,737	17%	259,102
Communications and information processing	32,777	71%	19,158	77,523	44%	53,920
Occupancy and equipment	29,538	55%	19,006	66,235	16%	57,256
Business development	20,264	47%	13,754	48,893	20%	40,819
Clearance and other	13,096	(42)%	22,585	47,077	(25)%	62,508
Total non-interest expenses	617,910	23%	501,697	1,614,883	10%	1,471,773
Income before taxes and including noncontrolling interests	64,332	21%	53,242	159,989	3%	154,750
Noncontrolling interests	—		(75)	—		(297)
Pre-tax income excluding noncontrolling interests	$64,332	21%	$53,317	$159,989	3%	$155,047
Margin on net revenues	9.4%		9.6%	9.0%		9.5%

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

Index

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

The PCG business of the Morgan Keegan broker-dealer operated on its historic Morgan Keegan platform throughout this reporting period. Our plan is to migrate all the financial advisors and client accounts off of the Morgan Keegan platform and fully integrate the historic operations onto the RJ&A platform during the second quarter of fiscal year 2013.

Revenues of the PCG segment are correlated with total client assets under administration as well as the overall U.S. equities markets.  As of June 30, 2012, total PCG client assets under administration amounted to $356 billion, an increase of 23% over the preceding quarter ended March 31, 2012 level and up 29% over the June 30, 2011 level, $69 billion of this increase in PCG client assets resulted from our acquisition of Morgan Keegan.

The following table presents the number of PCG financial advisors and investment advisor representatives as of the dates indicated:

	Employee	Independent contractors	Investment advisor representatives(1)	June 30, 2012 Total	June 30, 2011 Total
Private Client Group:
Raymond James & Associates (“RJ&A”)	1,340	—	—	1,340	1,300
Raymond James Financial Services, Inc. (“RJFS”)	—	3,211	244	3,455	3,427
Raymond James Limited (“RJ Ltd.”)	198	273	—	471	445
MK & Co.	938	—	—	938	—
Raymond James Investment Services Limited (“RJIS”)	—	64	99	163	156
Total financial advisors and investment advisor representatives	2,476	3,548	343	6,367	5,328

	Employee	Independent contractors	Investment advisor representatives(1)	September 30, 2011 Total
Private Client Group:
RJ&A	1,311	—	—	1,311
RJFS	—	3,193	237	3,430
RJ Ltd.	198	254	—	452
RJIS	—	61	96	157
Total financial advisors and investment advisor representatives	1,509	3,508	333	5,350

(1)	Investment advisor representatives with custody only relationships.

Quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 – Private Client Group

The PCG pre-tax results increased $11 million, or 21%, as compared to the prior year.

The quarter’s total and net revenues were each approximately $128 million, or 23% higher than the prior year quarter predominately due to the addition of Morgan Keegan.  PCG’s pre-tax margin on net revenues of 9.4% equaled the prior year quarter.

Index

Securities commissions and fees increased $113 million, or 24%, the great majority of this increase resulting from our acquisition of Morgan Keegan, which brought 938 financial advisors into PCG as of the June 30, 2012. The number of PCG financial advisors based in the U.S. increased 21% as compared to June 30, 2011. The decrease in overall equity market levels during the current quarter had a negative impact on our PCG business. Securities commissions and fees arising from our Canadian operations decreased 10% as compared to the prior year period. Asset-based fees increased as a result of increases in client asset levels, again predominately due to the acquisition of Morgan Keegan, in fee-based programs.

Client account and service fee revenues increased $10 million, or 34%. Of the increase, $6 million was a result of the Morgan Keegan acquisition with the remainder of the increase primarily resulting from an increase in the fees we receive in lieu of interest earnings, from our multi-bank sweep program. Our fees from that program increased as a result of higher balances.

Mutual fund and annuity service fees increased $5 million, or 16%. Of the increase, $1 million was a result of our acquisition of Morgan Keegan. The remainder of the increase is primarily a result of an increase in networking and omnibus fees which are paid by the mutual fund companies whose products we distribute.  During the past year, we have been implementing a change in the data sharing arrangements with many mutual fund companies from a networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.

Partially offsetting the increases in revenues described above, client transaction fees decreased $3 million, or 44%, primarily as a result of our implementation in April 2012 of a reduction in the fee applicable to certain equity or fixed income transactions conducted in certain non-managed fee-based accounts.

Total segment revenues increased 23% with the portion that we consider to be recurring increasing to approximately 64% as of June 30, 2012 as compared to 60% as of June 30, 2011.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds, variable annuities and insurance products, mutual fund service fees and interest. Assets in fee-based accounts at June 30, 2012 are $95 billion, an increase of 30% as compared to the $73 billion of assets in fee-based accounts at June 30, 2011.  Assets in fee-based accounts increased by approximately $9 billion, or 11%, over the preceding March 31, 2012 level resulting from the addition of the assets in fee-based accounts of Morgan Keegan.

PCG interest revenues increased by $4 million, or 19%, resulting from an increase in client margin balances and a slight increase in the interest rate earned on client margin balances. The increase in client margin balances resulted from the addition of $323 million in balances associated with Morgan Keegan clients. There was a slight decrease in net interest earned on client cash balances as more of these funds are being swept into our multi-bank sweep program, where a fee is earned by PCG instead of interest.

Non-interest expenses increased $116 million, or 23%, over the prior year.  Sales commission expense increased $64 million, or 19%, generally consistent with the increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $31 million, or 34%. The increase primarily results from increases in salaries and benefits due to increased headcount, primarily resulting from the addition of Morgan Keegan associates, and to a lesser extent annual salary increases.  Communications and information processing expense increased $14 million, or 71%, primarily due to increases in market data expenses resulting from the increased associate headcount, and to a lesser extent, increases in certain computer software development costs and increases in other costs. Information technology enhancement include upgrades to existing platforms to remain competitive and those resulting from additional reporting requirements including regulatory and under omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above).  Occupancy and equipment expense increased $11 million, or 55%, primarily due to the increase in the number of branch office locations resulting from the Morgan Keegan acquisition. Partially offsetting the increases described above, clearance and other expense decreased $9 million, or 42%, resulting primarily from favorable impacts on this segment resulting from Morgan Keegan's allocation practices which allocate certain clearance costs to the capital markets operations.

Nine months ended June 30, 2012 compared with the nine months ended June 30, 2011 – Private Client Group

PCG pre-tax results increased $5 million, or 3%, as compared to prior year.

Net revenues increased $148 million, or 9%.  PCG’s pre-tax margin decreased to 9.0% of net revenues compared to the prior year’s 9.5%.

Index

Securities commissions and fees increased $118 million, or 9%.  A significant portion of this increase results from our acquisition of Morgan Keegan, which brought 938 financial advisors into PCG commencing April 2, 2012, a 21% increase in PCG financial advisors as of June 30, 2012 as compared to June 30, 2011. Equity market conditions in the U.S. markets, while choppy at best over the nine month period, were somewhat improved as compared to June 30, 2011 levels.  However, securities commissions and fees arising from our Canadian operations have decreased 16% as compared to the prior year period and that, coupled with declines in other foreign markets in which we operate, has had a negative impact on our overall securities fees and commissions growth in the current year.  Commissions generated from equity have decreased overall as compared to the prior year, while commissions for fixed income and mutual fund products have each increased as compared to the prior year period. We have realized a significant increase in asset-based fees, as well as increases in commissions on insurance and annuity products over the prior year levels.

Mutual fund and annuity service fees increased $18 million, or 22%, primarily as a result of an increase in mutual fund networking and omnibus fees which are paid by the mutual fund companies whose products we distribute.  During the past year, we have been implementing a change in the data sharing arrangements with many mutual fund companies converting from networking to an omnibus arrangement.  The fees earned from omnibus arrangements are greater than those under networking arrangements in order to compensate us for the additional reporting requirements performed by the broker-dealer under omnibus arrangements.  The largest portion of this conversion occurred midway through the prior fiscal year.

Client account and service fee revenues increased $13 million, or 15%, over the prior year primarily resulting from an increase in the fees we receive, in lieu of interest earnings, from our multi-bank sweep program.  Fees increased as a result of higher balances in the program.

Partially offsetting the increases in net revenues described above, client transaction fees decreased $8 million, or 30%, primarily as a result of certain mutual fund relationships converting over the past year to a no-transaction fee program and an April 2012 reduction in certain transaction fees associated with certain non-managed fee-based accounts.  Under the mutual fund no-transaction fee program, we receive increased fees from mutual fund companies which are included within mutual fund and annuity service fee revenue described above, but our clients no longer pay us transaction fees on mutual fund trades within certain of our managed programs.

While total segment revenues increased 9%, the portion that we consider to be recurring continues to increase and is approximately 64% as of June 30, 2012 as compared to 61% as of September 30, 2011.  Recurring commission and fee revenues include asset based fees, trailing commissions from mutual funds, variable annuities and insurance products, mutual fund service fees and interest. Assets in fee-based accounts at June 30, 2012 are $95 billion, an increase of 40% as compared to the $68 billion of assets in fee-based accounts at September 30, 2011.  A portion (approximately $9 billion) of the increase in assets in fee-based accounts over the preceding year balances resulted from the addition of the assets in the fee-based accounts of Morgan Keegan.

PCG interest revenues increased $7 million, or 12%, resulting from an increase in client margin balances and a slight increase in the interest rate earned on client margin balances. There was a slight decrease in net interest earned on client cash balances as more of these funds are being swept into our multi-bank sweep program, where a fee is earned by PCG instead of interest. A portion of the increase in client margin balances resulted from the addition of the balances associated with Morgan Keegan clients.

Non-interest expenses increased $143 million, or 10%, over the prior year.  Sales commission expense increased $73 million, or 7%, generally consistent with the increase in commission and fee revenues.  Administrative and incentive compensation expenses increased $45 million, or 17%. The increase primarily results from increases in salaries and benefits due to increased headcount primarily resulting from the addition of Morgan Keegan associates, and to a lesser extent, annual salary increases.  Communications and information processing expense increased $24 million, or 44%, primarily due to increases in market data expenses resulting from the increased associate headcount and to a lesser extent, due to increases in certain computer software development costs and increases in other costs related to information technology enhancements to existing platforms and the additional reporting requirements including regulatory and under omnibus arrangements (refer to the increase in mutual fund and annuity service fee revenue arising from these arrangements discussed above).  Occupancy and equipment expense increased $9 million, or 16%, primarily due to the increase in the number of branch office locations resulting from the Morgan Keegan acquisition. Partially offsetting the increases described above, clearance and other expense decreased $15 million, or 25%, resulting primarily from favorable impacts on this segment resulting from Morgan Keegan's allocation practices which allocates certain clearance costs to the capital markets operations.

Index

Results of Operations – Capital Markets

The following table presents consolidated financial information for our Capital Markets segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Institutional sales commissions:
Equity	$58,275	(6)%	$61,772	$163,511	(17)%	$198,123
Fixed income	100,862	262%	27,875	168,358	78%	94,445
Securities underwriting fees	35,483	21%	29,251	72,971	(23)%	94,220
Tax credit funds syndication fees	7,854	134%	3,362	23,531	74%	13,558
Mergers & acquisitions fees	25,166	15%	21,927	61,035	—%	60,835
Private placement fees	4,299	1,207%	329	8,120	1,393%	544
Trading profits	12,592	108%	6,060	29,973	29%	23,292
Interest	7,180	31%	5,486	15,846	(8)%	17,145
Other	5,580	(16)%	6,633	15,237	39%	10,968
Total revenues	257,291	58%	162,695	558,582	9%	513,130

Interest expense	5,596	15%	4,869	12,088	(8)%	13,100
Net revenues	251,695	59%	157,826	546,494	9%	500,030

Non-interest expenses:
Sales commissions	57,688	96%	29,446	116,387	16%	99,940
Admin & incentive compensation and benefit costs	113,599	42%	80,115	262,582	11%	236,779
Communications and information processing	16,075	34%	11,984	40,257	21%	33,225
Occupancy and equipment	9,340	52%	6,149	21,754	30%	16,759
Business development	10,675	6%	10,099	26,761	5%	25,466
Clearance and other	23,336	132%	10,071	45,484	52%	29,931
Total non-interest expenses	230,713	56%	147,864	513,225	16%	442,100
Income before taxes and including noncontrolling interests	20,982	111%	9,962	33,269	(43)%	57,930
Noncontrolling interests	(6,794)		(4,229)	(26,520)		(14,596)
Pre-tax income excluding noncontrolling interests	$27,776	96%	$14,191	$59,789	(18)%	$72,526

The Capital Markets segment consists primarily of equity and fixed income products and services.  The activities include institutional sales and trading in the U.S., Canada and Europe; management of and participation in public offerings; financial advisory services, including private placements and merger and acquisition services; public finance activities; and the syndication and related management of investment partnerships designed to yield returns in the form of low-income housing tax credits to institutions.  We provide securities brokerage services to institutions with an emphasis on the sale of U.S. and Canadian equities and fixed income products. Institutional sales commissions are driven primarily through trade volume, resulting from a combination of general market activity and by the Capital Markets group’s ability to find attractive investment opportunities and promote those opportunities to potential and existing clients.  Revenues from investment banking activities are driven principally by our role in the offering, the number, and the dollar value of the transactions with which we are involved.  This segment also includes trading of taxable and tax-exempt fixed income products, as well as equity securities in the OTC and Canadian markets.  This trading involves the purchase of securities from, and the sale of securities to, our clients as well as other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients.  Profits and losses related to this trading activity are primarily derived from the spreads between bid and ask prices, as well as market trends for the individual securities during the period we hold them.

Certain of the Capital Markets businesses of the Morgan Keegan broker-dealer we acquired on April 2, 2012 were immediately integrated into RJ&A's operations on the date of acquisition. Other Morgan Keegan Capital Markets businesses are being integrated into RJ&A over time. Our plan is to have fully integrated all of the historic Morgan Keegan Capital Markets businesses into RJ&A by the end of the second quarter of our fiscal year 2013.

Index

Quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 – Capital Markets

Pre-tax income in the Capital Markets segment increased by over $14 million, or 96%, as compared to the prior year. The equity capital markets portion continued to be negatively impacted by the market environment. Our fixed income results improved, primarily driven by the increase in our fixed income business resulting from our acquisition of Morgan Keegan. To-date, we have made good progress in the integration of our former fixed income operations with Morgan Keegan's fixed income operations, which results in a combined department that is approximately three times the size of our prior fixed income business.

Net revenues increased by $94 million, or 59%, primarily resulting from a $73 million, or 262%, increase in institutional fixed income sales commissions, a $7 million, or 108%, increase in trading profits, a $6 million, or 21%, increase in underwriting fees, a $4 million, or 134%, increase in tax credit fund syndication fees, and a $4 million increase in private placement fees, which were partially offset by a $3 million, or 6%, decrease in institutional equity sales commissions. Lingering concerns over the European debt crisis and the U.S. economy, as well as the continued low interest rate environment, had a negative impact on the capital markets during the current quarter.  Fixed income sales commissions increased over the prior year primarily due to the increased size of our fixed income operations.  Although equity market levels at the end of the current quarter finished at higher levels than the prior year period, equity market levels declined as compared to the preceding quarter. The market for public offerings during the quarter continued to be far less than robust.  The number of lead and co-managed managed underwritings during the current quarter increased in our U.S. operations and decreased in our Canadian operations. The prior year quarter was a particularly strong quarter for our Canadian equity capital markets operations due to their focus on the natural resources and financial sectors. Market conditions have slowed significantly in their markets, particularly in those business segments over the past year.  Our tax credit fund syndication subsidiary sold approximately $171 million in tax credit fund equity investments to investors during the quarter, an increase of 25% over the volume sold in the prior year’s comparable period. Morgan Keegan's fixed income business includes public finance which contributed $7 million to the increased underwriting fees.

The current quarter trading profits increased by $7 million, or 108% over the prior year quarter, which represented a $2 million, or 23%, increase as compared to the March 2012 quarter.  The trading profits generated during the quarter were led by taxable fixed income products. Trading profits on municipals and our short term treasury positions were negatively impacted by the flight to quality in the quarter.

Non-interest expenses increased $83 million, or 56%, over the prior year, primarily driven by the addition of the Morgan Keegan fixed income operations.  Sales commission expense increased $28 million, or 96%, which is correlated with the increase in overall institutional sales commission revenues of 78%. Administrative and incentive compensation and benefit expense increased $33 million, or 42%, primarily driven by the significant increase in personnel resulting from the Morgan Keegan acquisition and, to a lesser extent, the annual increase in salary and benefits costs.  The increase in clearance and other expense primarily resulted from an increase of approximately $10 million in clearance expenses arising from the larger combined fixed income operations, Morgan Keegan allocation methodology, and $3 million of expense in the current period arising from the estimated amortization of various intangible assets which arose as a result of the Morgan Keegan acquisition.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds, which also impacts other revenue, interest expense, and other expenses within this segment (see Note 8 of the Notes to Condensed Consolidated Financial Statements for further details) as well as the impact of our consolidation of Raymond James European Securities, Inc. (“RJES”), and reflects the portion of these consolidated entities which we do not own.  Total segment expenses attributable to noncontrolling interest increased by approximately $3 million as compared to the prior year.

Nine months ended June 30, 2012 compared with the nine months ended June 30, 2011 – Capital Markets

Pre-tax income in the Capital Markets segment decreased $13 million, or 18%, as compared to the prior year. The weakness in the equity capital markets negatively impacted our results. Our fixed income results reflect significant improvement primarily driven by the increase in our fixed income business in the third quarter of fiscal 2012 resulting from our acquisition of Morgan Keegan. The combination of our former fixed income operations with Morgan Keegan's fixed income operations results in a combined department that is approximately three times the size of our prior fixed income business.

Index

Net revenues increased by $46 million, or 9%, primarily resulting from a $74 million, or 78%, increase in institutional fixed income sales commissions, a $10 million, or 74%, increase in tax credit fund syndication fees, an $8 million increase in private placement fees, and a $7 million, or 29%, increase in trading profits, which were partially offset by a $35 million, or 17%, decrease in institutional equity sales commissions and a $21 million, or 23%, decrease in underwriting fees. Lingering concerns over the European debt crisis and the U.S. economy, as well as the continued low interest rate environment, have had negative impacts on the capital markets for most of the current year.  Fixed income sales commissions increased over the prior year primarily due to the increased size of our fixed income operations.  Our tax credit fund syndication subsidiary sold approximately $438 million in tax credit fund equity investments to investors during the year, an increase of 38% over the volume sold in the prior year. Although equity market levels at the end of the current period finished at higher levels than the prior year period, the market for public offerings during the year has been far less than robust. The number of lead and co-managed underwritings during the current year increased slightly in our U.S. operations and decreased significantly in our Canadian operations.  The prior year was a particularly strong year for our Canadian equity capital markets operations but market conditions in the industries in which they are concentrated (natural resources and financial) have slowed significantly in their markets since last year.

Trading profits for the current year have increased $7 million, or 29%, as compared to the prior year.   The majority of this year over year increase is related to the most recent quarter and the acquisition of Morgan Keegan. For the year, trading profits arose primarily from fixed income products, with profits from both municipal and, to a lesser extent, taxable fixed income products.

Non-interest expenses increased $71 million, or 16%, over the prior year primarily driven by the addition of the Morgan Keegan fixed income operations.  Sales commission expense increased $16 million, or 16%, which is correlated with the increase in overall institutional sales commission revenues of 13%. Administrative and incentive compensation and benefit expense increased $26 million, or 11%, primarily driven by the significant increase in personnel resulting from the Morgan Keegan acquisition, our consolidation of RJES which was effective when we acquired a controlling interest in that subsidiary in April, 2011, and to a lesser extent, the annual increase in salary and benefits costs. The increase in clearance and other expense primarily resulted from an increase of approximately $10 million in clearance expenses arising from the larger combined fixed income operations, Morgan Keegan's allocation methodology, and $3 million of expense in the current period arising from the estimated amortization of various intangible assets which arose as a result of the Morgan Keegan acquisition.

Noncontrolling interests represent the impact of consolidating certain low-income housing tax credit funds, which also impacts other revenue, interest expense, and other expenses within this segment (see Note 8 of the Notes to Condensed Consolidated Financial Statements for further details) as well as the impact of our consolidation of RJES, and reflects the portion of these consolidated entities which we do not own.  Total segment expenses attributable to noncontrolling interest increased by approximately $12 million as compared to the prior year.

Index

Results of Operations – Asset Management

The following table presents consolidated financial information for our Asset Management segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Investment advisory fees	$50,745	6%	$47,881	$146,799	6%	$138,891
Other	9,866	(7)%	10,577	28,824	(5)%	30,495
Total revenues	60,611	4%	58,458	175,623	4%	169,386

Expenses:
Administrative and incentive compensation and benefit costs	20,839	6%	19,736	61,142	5%	58,392
Communications and information processing	4,175	12%	3,735	12,142	6%	11,452
Occupancy and equipment	901	6%	851	2,639	(6)%	2,811
Business development	1,767	(3)%	1,821	5,307	(3)%	5,475
Investment sub-advisory fees	6,957	(4)%	7,252	19,638	(4)%	20,417
Other	8,819	19%	7,382	24,563	16%	21,111
Total expenses	43,458	7%	40,777	125,431	5%	119,658
Income before taxes and including noncontrolling interests	17,153	(3)%	17,681	50,192	1%	49,728
Noncontrolling interests	123		88	728		1,314
Pre-tax income excluding noncontrolling interests	$17,030	(3)%	$17,593	$49,464	2%	$48,414

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

Index

The following table reflects assets under management in managed programs that significantly impact segment results at the dates indicated:

	June 30, 2012	March 31, 2012	September 30, 2011	June 30, 2011	March 31, 2011	September 30, 2010
	(in millions)
Assets under management:
Eagle Asset Management, Inc.	$19,284	$20,400	$16,092	$18,745	$18,514	$15,567
Raymond James Consulting Services	9,041	9,121	8,356	9,215	9,088	8,458
Unified Managed Accounts	2,578	2,486	1,677	1,653	1,372	735
Freedom Accounts & other managed programs	11,138	11,168	9,523	10,678	10,348	8,791
Sub-total assets under management	42,041	43,175	35,648	40,291	39,322	33,551
Less: Assets managed for affiliated entities	(3,943)	(3,864)	(3,579)	(3,668)	(3,685)	(3,544)
Sub-total net assets under management	38,098	39,311	32,069	36,623	35,637	30,007
Morgan Keegan managed fee-based assets (1)	2,798	—	—	—	—	—
Total assets under management	$40,896	$39,311	$32,069	$36,623	$35,637	$30,007

(1)	All revenues generated for the quarter ended June 30, 2012 from assets in Morgan Keegan managed fee-based programs are included in the PCG segment.

As of June 30, 2012, approximately 82% of investment advisory fees recorded in this segment are earned from assets held in managed programs.  Of these revenues, approximately 55% of our investment advisory fees recorded in a quarter are determined based on balances at the beginning of a quarter, approximately 25% are based on balances at the end of the quarter and the remaining 20% are computed based on average assets throughout the quarter.

The following table reflects assets under management in non-managed programs that significantly impact segment results at the dates indicated:

	June 30, 2012	March 31, 2012	September 30, 2011	June 30, 2011	March 31, 2011	September 30, 2010
	(in millions)
Passport	$28,015	$27,760	$24,008	$25,830	$25,384	$22,708
Ambassador	16,620	16,310	13,555	14,283	13,013	10,479
Other non-managed fee-based assets	2,500	2,627	2,196	2,445	2,439	2,023
Sub-total assets under management	47,135	46,697	39,759	42,558	40,836	35,210
Morgan Keegan non-managed fee-based assets (1)	6,339	$—	$—	$—	$—	$—
Total assets under management	$53,474	$46,697	$39,759	$42,558	$40,836	$35,210

(1)	All revenues generated for the quarter ended June 30, 2012 from assets in Morgan Keegan non-managed fee-based programs are included in the PCG segment.

As of June 30, 2012, approximately 18% of investment advisory fees recorded in this segment are earned from assets held in non-managed programs and all such investment advisory fees are determined based on balances at the beginning of the quarter.

Index

Quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 – Asset Management

Pre-tax income in the Asset Management segment decreased by $600 thousand, or 3%, as compared to the prior year.

Investment advisory fee revenue increased by $3 million, or 6%, generated by an increase in assets under management.  Total legacy Raymond James assets under management are $1.8 billion more at June 30, 2012 than they were as of June 30, 2011, an increase of 4.3% (this excludes fee-based assets in programs managed by Morgan Keegan as the revenues associated with these activities are reflected in our PCG segment).  Since the prior year, net inflows of client assets approximated $3.4 billion while asset values have decreased by $1.6 billion as a result of volatile market conditions. Net inflows in the managed programs for the quarter were $546 million, offset by market declines of approximately $1.7 billion. However, due to the fact that a large portion of assets are billed in advance, the quarter benefited from the inflows and market appreciation in the March quarter.

Expenses increased by approximately $3 million, or 7%, primarily resulting from a $1 million, or 6%, increase in administrative and performance based incentive compensation, and a $1 million, or 19%, increase in other expenses.  A significant portion of the increase in other expense is due to increases in various corporate overhead allocations to this segment, and increases in the costs incurred to make certain funds sponsored by Eagle available as investment choices on the platforms of other broker-dealers.

Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 – Asset Management

Pre-tax income in the Asset Management segment increased $1 million, or 2%, as compared to prior year.

Investment advisory fee revenue increased by $8 million, or 6%, generated by an increase in assets under management.  Total legacy Raymond James assets under management are $1.8 billion more at June 30, 2012 than they were as of June 30, 2011, an increase of 4.3% (this excludes fee-based assets in programs managed by Morgan Keegan as the revenues associated with these activities are reflected in our PCG segment).  Since the prior year, net inflows of client assets approximated $3.4 billion while asset values have decreased by $1.6 billion as a result of volatile market conditions.

Expenses increased by approximately $6 million, or 5%, primarily resulting from a $3 million, or 5%, increase in administrative and performance based incentive compensation, and a $3 million, or 16%, increase in other expenses.  A significant portion of the increase in other expense is due to increases in various corporate overhead allocations to this segment, increases in the costs incurred so that certain funds sponsored by Eagle are available as investment choices on the platforms of other broker-dealers, and an increase in the third-party expenses Raymond James Trust has incurred in the performance of certain of its obligations to clients.

Index

Results of Operations – RJ Bank

The following table presents consolidated financial information for RJ Bank for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Interest income	$87,004	28%	$67,914	$242,678	12%	$216,475
Interest expense	2,433	(13)%	2,810	7,140	(30)%	10,232
Net interest income	84,571	30%	65,104	235,538	14%	206,243
Other income (loss)	3,285	4,312%	(78)	8,163	489%	(2,099)
Net revenues	87,856	35%	65,026	243,701	19%	204,144

Non-interest expenses:
Employee compensation and benefits	5,086	40%	3,644	13,685	24%	11,014
Communications and information processing	763	19%	639	2,194	33%	1,655
Occupancy and equipment	270	17%	231	652	5%	623
Provision for loan losses	9,315	11%	8,363	21,925	(22)%	28,232
FDIC insurance premiums	1,489	(4)%	1,553	3,972	(43)%	7,007
Affiliate deposit account servicing fees	7,262	42%	5,125	19,581	29%	15,139
Other	3,870	15%	3,378	11,575	20%	9,661
Total non-interest expenses	28,055	22%	22,933	73,584	—%	73,331
Pre-tax income	$59,801	42%	$42,093	$170,117	30%	$130,813

RJ Bank is a national bank, regulated by the OCC, which provides corporate, residential and consumer loans, as well as FDIC insured deposit accounts, to clients of our broker-dealer subsidiaries and to the general public.  RJ Bank is active in corporate loan syndications and participations, and also purchases commercial loans in the secondary market.  When available, residential whole loan packages meeting our underwriting standards are purchased to hold for investment.  RJ Bank generates revenue principally through the interest income earned on loans and investments, which is offset by the interest expense it pays on client deposits and on its borrowings.

The tables below present certain credit quality trends for corporate loans and residential/consumer loans:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net loan (charge-offs)/recoveries:
C&I loans	$(2,784)	$(370)	$(8,001)	$(452)
CRE loans	252	(3,302)	(200)	(12,953)
Residential/mortgage loans	(2,213)	(4,794)	(10,265)	(15,860)
Consumer loans	(53)	(212)	(81)	(251)
Total	$(4,798)	$(8,678)	$(18,547)	$(29,516)

Index

	June 30, 2012	September 30, 2011
	(in thousands)
Allowance for loan losses:
Loans held for sale	$—	$5
Loans held for investment:
C&I loans	89,955	81,267
CRE construction loans	495	490
CRE loans	28,128	30,752
Residential/mortgage loans	30,322	33,210
Consumer loans	184	20
Total	$149,084	$145,744

Nonperforming assets:
Nonperforming loans:
C&I loans	$3,943	$25,685
CRE loans	9,404	15,842
Residential mortgage loans:
Residential mortgage loans	86,423	91,682
Home equity loans/lines	126	114
Total nonperforming loans	99,896	133,323
Other real estate owned:
CRE	5,133	7,707
Residential:
First mortgage	3,924	6,852
Home equity	—	13
Total other real estate owned	9,057	14,572
Total nonperforming assets	$108,953	$147,895

	June 30, 2012	September 30, 2011
	(in thousands)
Total loans:
Loans held for sale, net(1)	$193,063	$102,236
Loans held for investment:
C&I loans	5,081,307	4,100,939
CRE construction loans	35,417	29,087
CRE loans	945,256	742,889
Residential/mortgage loans	1,717,717	1,756,486
Consumer loans	89,653	7,438
Net unearned income and deferred expenses	(74,755)	(45,417)
Total loans held for investment	7,794,595	6,591,422
Total loans	$7,987,658	$6,693,658

(1)	Net of unearned income and deferred expenses.

Quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $18 million, or 42%, as compared to the prior year.  The improvement in pre-tax income was attributable to an increase of $23 million, or 35%, in net revenues, offset by a $1 million, or 11%, increase in the provision for loan losses and by a $4 million, or 29%, increase in non-interest expenses (excluding provision for loan losses).

Net revenue was positively impacted by an increase of $19 million in net interest income, a decrease of $2 million in other-than-temporarily impaired (“OTTI”) losses on our available for sale securities portfolio, offset by a $1 million loss related to foreign currency activities.

Index

Net interest income increased primarily as a result of a $1.5 billion, or 24%, increase in average loans outstanding which was driven by a $1.4 billion, or 31%, increase in average corporate loans outstanding.  Average corporate loans outstanding include the $400 million Canadian loan portfolio purchased on February 29, 2012.  The average loan portfolio yield increased to 4.29%, compared to 4.11% in the prior year period as an increase in the corporate loan portfolio yield was partially offset by a decrease in the yield on the residential portfolio. Average interest-earning banking assets increased $1.7 billion as a result of the $1.5 billion increase in average loans, an increase of $107 million in average cash balances and an increase of $84 million in average investments. The net interest margin increased 0.20% from the prior year quarter to 3.69% due to a 0.16% increase in the yield on earning assets and a decrease in the average cost of funds.

Corresponding to the increase in interest-earning banking assets, average interest-bearing banking liabilities increased $1.5 billion, or 23%, to $8.1 billion.

The provision for loan losses as compared to the prior year quarter was impacted by improved credit characteristics of certain problem loans and the reduction in the balance of residential nonperforming loans. In addition, somewhat improved economic conditions relative to the prior year quarter has limited the number of new problem loans. The current quarter's provision also includes $4 million resulting from the impact of the banking regulators' annual Shared National Credit (“SNC”) exam. The SNC exam resulted in a relatively small number of corporate loan rating downgrades (less than 3% of our corporate loans that were reviewed by the regulators) requiring additional provision for loan losses given the higher reserve percentage on criticized loans. The SNC exam impact in the prior year quarter was $2 million. Net loan charge-offs decreased $4 million, or 45%, to $5 million compared to the prior year quarter.

Nonperforming loans decreased $3 million, or 3%, compared to March 31, 2012, which was primarily due to a reduction in corporate nonperforming loans.

The unrealized loss on our available for sale securities portfolio was $34 million, compared to $33 million as of March 31, 2012.  The unrealized loss continued to reflect wide interest rate spreads across market sectors related to the continued uncertainty in the residential non-agency collateralized mortgage obligation (“CMOs”) market.

The $4 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year period is primarily attributable to a $2 million increase in affiliate deposit account servicing fees resulting from increased deposit balances and a $1 million increase in compensation and benefits related to staff additions.

Index

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the years indicated:

	Three months ended June 30,
	2012			2011
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale	$143,461	$941	2.63%	$24,836	$151	2.43%
Loans held for investment
C&I loans	4,809,310	53,327	4.41%	3,622,912	39,266	4.31%
CRE construction loans(2)	59,381	3,079	20.51%	48,249	353	2.89%
CRE loans	954,807	11,838	4.90%	764,327	7,238	3.75%
Residential mortgage loans	1,726,851	14,230	3.26%	1,799,102	17,790	3.91%
Consumer loans	62,275	431	2.77%	5,920	26	1.76%
Total loans, net	7,756,085	83,846	4.29%	6,265,346	64,824	4.11%

Agency mortgage-backed securities (“MBS”)	330,093	672	0.81%	168,982	279	0.66%
Non-agency CMOs	177,000	1,313	2.97%	210,893	2,103	3.99%
Money market funds, cash and cash equivalents	711,102	431	0.24%	612,159	389	0.25%
Federal Home Loan Bank (“FHLB”) stock, FRB stock, and other	110,449	742	2.69%	145,698	319	0.88%
Total interest-earning banking assets	9,084,729	$87,004	3.80%	7,403,078	$67,914	3.64%

Non-interest-earning banking assets:
Allowance for loan losses	(144,041)			(143,356)
Unrealized loss on available for sale securities	(33,708)			(39,595)
Other assets	248,365			264,305
Total non-interest-earning banking assets	70,616			81,354
Total banking assets	$9,155,345			$7,484,432

Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$310,994	$1,669	2.15%	$232,735	$1,589	2.74%
Money market, savings, and NOW accounts(3)	7,718,256	736	0.04%	6,358,540	1,215	0.08%
FHLB advances and other	69,020	28	0.16%	8,899	6	0.19%
Total interest-bearing banking liabilities	8,098,270	$2,433	0.12%	6,600,174	$2,810	0.17%

Non-interest-bearing banking liabilities	76,288			42,289
Total banking liabilities	8,174,558			6,642,463
Total banking shareholder’s equity	980,787			841,969
Total banking liabilities and shareholders’ equity	$9,155,345			$7,484,432

(continued on next page)

Index

	Three months ended June 30,
	2012			2011
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands) (continued from previous page)
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$986,459	$84,571		$802,904	$65,104

Bank net interest:
Spread			3.68%			3.47%
Margin (net yield on interest-earning banking assets)			3.69%			3.49%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			112.18%			112.16%
Return on average:
Total banking assets			1.68%			1.43%
Total banking shareholder's equity			15.73%			12.74%
Average equity to average total banking assets			10.71%			11.25%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the three months ended June 30, 2012 and 2011 was $16 million and $9 million, respectively.

(2)
The CRE Construction yield for the current quarter was positively impacted by a loan payoff with a significant unearned discount. Excluding the recognition of income related to this loan payoff, the yield was 4.53% for the three months ended June 30, 2012.

(3)	Negotiable Order of Withdrawal (“NOW”) account.

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

Index

	Three months ended June 30, 2012 compared to 2011
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$721	$69	$790
Loans held for investment
C&I loans	12,858	1,203	14,061
CRE construction loans	81	2,645	2,726
CRE loans	1,804	2,796	4,600
Residential mortgage loans	(714)	(2,846)	(3,560)
Consumer loans	248	157	405
Agency MBS	266	127	393
Non-agency CMOs	(338)	(452)	(790)
Money market funds, cash and cash equivalents	63	(21)	42
FHLB stock, FRB stock, and other	(77)	500	423
Total interest-earning banking assets	14,912	4,178	19,090

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	534	(454)	80
Money market, savings and NOW accounts	260	(739)	(479)
FHLB advances and other	41	(19)	22
Total interest-bearing banking liabilities	835	(1,212)	(377)
Change in net interest income	$14,077	$5,390	$19,467

Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 – RJ Bank

Pre-tax income generated by the RJ Bank segment increased $39 million, or 30%, as compared to the prior year.  The improvement in pre-tax income was primarily attributable to an increase of $40 million, or 19%, in net revenues and a $6 million, or 22%, decrease in the provision for loan losses, offset by a $7 million, or 15% increase in non-interest expenses (excluding provision for loan losses).

Net revenue was positively impacted by a $29 million increase in net interest income and a decrease of $4 million in OTTI losses on our available for sale securities portfolio.

Net interest income in the prior year period included a $6 million correction of an accumulated interest income understatement of prior periods related to purchased residential mortgage loan pools. Excluding the impact of this correction recorded in the prior year period, net interest income increased $35 million over the comparable prior year period primarily as a result of a $1.1 billion increase in average loans outstanding. The average loan increase was driven by a $1.1 billion increase in average corporate loans and an $85 million increase in SBA loans offset by a $141 million decrease in residential mortgage loans. The average loan portfolio yield decreased from 4.33% (4.23% excluding the impact of the correction recorded in the prior year period) to 4.21%. Average corporate loans outstanding include the impact of the $400 million Canadian loan portfolio purchased on February 29, 2012. The loan portfolio yield decreased due to a decline in the yield on the residential mortgage loan portfolio resulting from adjustable rate loans resetting at lower rates, which offset an increase in the corporate loan portfolio yield. Average interest-earning banking assets increased $1.4 billion as a result of the $1.1 billion increase in average loans and a $392 million increase in average cash balances, offset by a decrease of $36 million in average investments. The net interest margin decreased 0.14% (0.05% excluding the impact of the correction recorded in the prior period) from the prior year quarter to 3.49% due to a decrease in the yield on earning assets partially offset by a decrease in the average cost of funds. The decrease in the loan portfolio yield combined with the increase in low-yielding short term cash balances and a lower yield on the investment portfolio all contributed to the decrease in the net interest margin.

Index

Corresponding to the increase in interest-earning banking assets, average interest-bearing banking liabilities increased $1.3 billion to $7.9 billion. This increase in average liabilities above the amount required to fund the growth in loans was the result of higher cash balances in firm client accounts, which exceeded the RJBDP capacity at outside financial institutions during the first two quarters. These deposits were invested in short term liquid investments producing very little interest rate spread. The RJBDP capacity issue was resolved during the March quarter.

The provision for loan losses as compared to the prior year was impacted by a reduction in both C&I and CRE nonperforming loans, improved credit characteristics of certain problem loans, and the reduction of the balance of residential mortgage nonperforming loans. In addition, somewhat improved economic conditions relative to the prior year has limited the number of new problem loans. Net loan charge-offs decreased $11 million, or 37%, to $19 million for the period.

Nonperforming loans decreased $33 million, or 25%, compared to September 30, 2011. Corporate nonperforming loans decreased $28 million, or 68%, and residential nonperforming loans decreased $5 million, or 6%.

The $7 million increase in non-interest expenses (excluding provision for loan losses) as compared to the prior year period is primarily attributable to a $3 million increase in compensation and benefits related to staff additions and a $4 million increase in affiliate deposit account servicing fees resulting from increased deposit balances.

Index

The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread for the years indicated:

	Nine months ended June 30,
	2012			2011
	Average balance	Interest inc./exp.	Average yield/ cost	Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands)
Interest-earning banking assets:
Loans, net of unearned income(1)
Loans held for sale	$110,220	$1,834	2.22%	$20,542	$464	3.02%
Loans held for investment
C&I loans	4,556,903	157,884	4.57%	3,460,574	115,885	4.44%
CRE construction loans(2)	37,399	4,452	15.64%	63,396	1,317	2.74%
CRE loans	831,471	25,177	3.98%	780,551	23,435	3.96%
Residential mortgage loans	1,741,280	43,485	3.28%	1,890,486	64,218	4.37%
Consumer loans	30,801	623	2.69%	6,937	91	1.76%
Total loans, net	7,308,074	233,455	4.21%	6,222,486	205,410	4.33%

Agency MBS	234,648	1,421	0.81%	188,180	1,024	0.73%
Non-agency CMOs	183,531	4,253	3.09%	226,657	7,795	4.59%
Money market funds, cash and cash equivalents	1,042,495	1,884	0.24%	678,568	1,413	0.28%
FHLB stock, FRB stock, and other	135,515	1,665	1.64%	147,083	833	0.76%
Total interest-earning banking assets	8,904,263	$242,678	3.59%	7,462,974	$216,475	3.81%

Non-interest-earning banking assets:
Allowance for loan losses	(145,712)			(144,110)
Unrealized loss on available for sale securities	(42,330)			(42,489)
Other assets	250,802			251,962
Total non-interest-earning banking assets	62,760			65,363
Total banking assets	$8,967,023			$7,528,337

Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	$289,627	$4,790	2.20%	$223,383	$4,718	2.82%
Money market, savings, and NOW accounts	7,589,321	2,271	0.04%	6,397,209	4,843	0.10%
FHLB advances and other	57,911	79	0.18%	24,680	671	3.58%
Total interest-bearing banking liabilities	7,936,859	$7,140	0.12%	6,645,272	$10,232	0.21%

Non-interest-bearing banking liabilities	68,548			53,609

Total banking liabilities	8,005,407			6,698,881
Total banking shareholder’s equity	961,616			829,456
Total banking liabilities and shareholders’ equity	$8,967,023			$7,528,337

(continued on next page)

Index

	Nine months ended June 30,
	2012				2011
	Average balance	Interest inc./exp.	Average yield/ cost		Average balance	Interest inc./exp.	Average yield/ cost
	($ in thousands) (continued from previous page)
Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$967,404	$235,538			$817,702	$206,243

Bank net interest::
Spread			3.47%	(3)			3.60%
Margin (net yield on interest-earning banking assets)			3.49%	(3)			3.63%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			112.19%				112.31%
Return on average:
Total banking assets			1.60%				1.47%
Total banking shareholder's equity			14.95%				13.30%
Average equity to average total banking assets			10.72%				11.02%

(1)
Nonaccrual loans are included in the average loan balances. Payment or income received on impaired nonaccrual loans are applied to principal. Income on other nonaccrual loans is recognized on a cash basis. Fee income on loans included in interest income for the six months ended June 30, 2012 and 2011 was $38 million and $31 million, respectively.

(2)
The CRE Construction yield for the current fiscal year was positively impacted by a current quarter loan payoff with a significant unearned discount. Excluding the recognition of income related to this loan payoff, the yield was 7.21% for the nine months ended June 30, 2012.

(3)
Excluding the impact of excess RJBDP deposits held during the nine month period ended June 30, 2012, the net interest spread and margin was 3.71% and 3.73%, respectively.  These deposits arose from higher cash balances in firm client accounts due to the market volatility, thus exceeding the RJBDP capacity at outside financial institutions in the program.  These deposits were invested in short term liquid investments producing very little net interest spread.

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

Index

	Nine months ended June 30, 2012 compared to 2011
	Increase (decrease) due to
	Volume	Rate	Total
	(in thousands)
Interest revenue:
Interest-earning banking assets:
Loans, net of unearned income:
Loans held for sale	$2,026	$(656)	$1,370
Loans held for investment
C&I loans	36,713	5,286	41,999
CRE construction loans	(540)	3,675	3,135
CRE loans	1,529	213	1,742
Residential mortgage loans(1)	(4,565)	(9,791)	(14,356)
Consumer loans	313	219	532
Agency MBS	253	144	397
Non-agency CMOs	(1,483)	(2,059)	(3,542)
Money market funds, cash and cash equivalents	758	(287)	471
FHLB stock, FRB stock, and other	(66)	898	832
Total interest-earning banking assets	34,938	(2,358)	32,580

Interest expense:
Interest-bearing banking liabilities:
Deposits:
Certificates of deposit	1,399	(1,327)	72
Money market, savings and NOW accounts	902	(3,474)	(2,572)
FHLB advances and other	903	(1,495)	(592)
Total interest-bearing banking liabilities	3,204	(6,296)	(3,092)
Change in net interest income	$31,734	$3,938	$35,672

(1)	Adjusted to exclude a $6 million December 2010 quarter end correction of an accumulated interest income understatement in prior periods related to purchased residential mortgage loan pools.

Index

Results of Operations – Emerging Markets

The following table presents consolidated financial information of our Emerging Markets segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Securities commissions and fees	$2,463	2%	$2,423	$7,177	(21)%	$9,097
Investment banking	24	(100)%	9,638	4,021	(77)%	17,487
Investment advisory fees	1,325	4%	1,278	3,243	(1)%	3,269
Interest income	237	(7)%	256	640	(35)%	992
Trading profits	632	(33)%	944	2,569	(37)%	4,107
Other income	393	537%	(90)	603	1,156%	48
Total revenues	5,074	(65)%	14,449	18,253	(48)%	35,000

Interest expense	19	(54)%	41	66	(56)%	149
Net revenues	5,055	(65)%	14,408	18,187	(48)%	34,851
Non-interest expenses:
Compensation expense	5,038	(44)%	8,943	16,971	(20)%	21,203
Other expense	2,186	(12)%	2,487	6,721	(23)%	8,762
Total non-interest expenses	7,224	(37)%	11,430	23,692	(21)%	29,965
(Loss) income before taxes and including noncontrolling interests:	(2,169)	(173)%	2,978	(5,505)	(213)%	4,886
Noncontrolling interests	(7)		268	205		663
Pre-tax (loss) income excluding noncontrolling interests	$(2,162)	(180)%	$2,710	$(5,710)	(235)%	$4,223

The Emerging Markets segment includes the results from our joint ventures in Latin America including Argentina, Uruguay and Brazil.

Quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 – Emerging Markets

Pre-tax income in the Emerging Markets segment decreased $5 million, or 180%, as compared to the prior year.

Total revenues decreased by over $9 million as compared to the prior year.  The majority of the decrease is due to investment banking revenues, which decreased $10 million as compared to the prior year.  Investment banking revenues in the prior year included $9 million from our Argentine joint venture which acted as an advisor to one of our institutional clients on a significant transaction.  In addition, global market conditions and regulatory changes have inhibited growth.

Non-interest expenses decreased approximately $4 million, primarily resulting from a decrease in compensation related expenses resulting from the decrease in investment banking revenue described above.

Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 – Emerging Markets

Pre-tax income in the Emerging Markets segment decreased $10 million, or 235%, as compared to the prior year.

Total revenues decreased approximately $17 million as compared to the prior year.  Our revenues in this segment have been negatively impacted by market volatility which has impacted securities commissions, investment advisory fee revenues and trading profits as compared to the prior year, a period that was experiencing generally improved global market conditions.  Investment banking revenues have decreased by over $13 million, securities commissions and fees have decreased by $2 million and trading profits have decreased by $2 million.  The prior year investment banking revenues included fees of $16 million arising from our Argentine joint venture which acted as an advisor to institutional clients in several significant transactions.  In the current year, we recognized a partially offsetting $3 million of investment banking revenues associated with certain of those advisory services representing an amount which had been deferred in the prior year pending the satisfaction of certain conditions. In addition, global market conditions and regulatory changes have inhibited growth.

Index

Non-interest expenses decreased by $6 million, primarily resulting from a decrease in compensation related expenses resulting from lower levels of revenues and profitability and from a decrease in clearing expenses that results from reduced trading activity.

Results of Operations – Securities Lending

The following table presents consolidated financial information of our Securities Lending segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Interest income and expense:
Interest income	$2,238	58%	$1,419	$7,260	66%	$4,384
Interest expense	504	3%	488	1,456	4%	1,398
Net interest income	1,734	86%	931	5,804	94%	2,986
Other income	86	4%	83	239	(31)%	347
Net revenues	1,820	79%	1,014	6,043	81%	3,333
Non-interest expenses:	672	(3)%	691	2,259	5%	2,156
Pre-tax income	$1,148	255%	$323	$3,784	221%	$1,177

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

Quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 – Securities Lending

Pre-tax income generated by this segment increased by $800 thousand, or 255%, as compared to the prior year.

The increase is due to higher net interest income in both our Box lending activities as well as, but to a lesser extent, our Matched Book lending activities.  In the Box lending activities, we realized a net $870 thousand increase as net interest spreads increased significantly as compared to the prior year quarter, more than offsetting a decrease in average balances outstanding. The increase in net interest spread in Box lending activities resulted from our receiving a premium market rate on certain hard to locate securities.  In the Matched Book lending activities our net interest was relatively unchanged from the prior year. Higher net interest spreads were almost entirely offset by a decrease in our average balances outstanding as compared to the prior year quarter.

Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 – Securities Lending

Pre-tax income generated by this segment increased by approximately $2.6 million, or 221%, as compared to the prior year.

The increase is due to higher net interest income in both our Box lending activities as well as, but to a lesser extent, our Matched Book lending activities.  In the Box lending activities, we realized a net $2.7 million increase in net interest as both average balances outstanding and net interest spreads increased significantly as compared to the prior year. The increase in net interest spread in Box lending activities resulted from our receiving a premium market rate on certain hard to locate securities.  In the Matched Book lending activities our net interest increased by approximately $200 thousand as a result of higher net interest spreads, partially offset by a decrease in our average balances outstanding as compared to the prior year.

Index

Results of Operations – Proprietary Capital

The following table presents consolidated financial information for the Proprietary Capital segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Interest	$1,687	1,063%	$145	$2,059	534%	$325
Investment advisory fees	538	126%	238	1,056	48%	713
Other	25,511	91%	13,333	38,484	194%	13,073
Total revenues	27,736	102%	13,716	41,599	195%	14,111

Interest expense	1,584	NM	—	1,584	NM	—
Net revenues	26,152	91%	13,716	40,015	184%	14,111

Non-interest expenses:
Compensation expense	522	(5)%	551	1,484	(10)%	1,655
Other expenses	485	157%	189	600	32%	453
Total expenses	1,007	36%	740	2,084	(1)%	2,108
Income (loss) before taxes and including noncontrolling interests:	25,145	94%	12,976	37,931	216%	12,003
Noncontrolling interests	19,800		6,360	28,910		9,561
Pre-tax income (loss) excluding noncontrolling interests	$5,345	(19)%	$6,616	$9,021	269%	$2,442

The Proprietary Capital segment consists of our principal capital and private equity activities and the segment results are substantially determined by the valuations within Raymond James Capital Partners, L.P. (“Capital Partners”), Raymond James Employee Investment Funds I and II (the “EIF Funds”), and the valuations of our direct merchant banking investments and our investments in third-party private equity funds (the “Third Party Private Funds”).  As a part of the Morgan Keegan acquisition, we acquired various direct and third party private equity and merchant banking investments, employee investment funds and private equity funds of Morgan Keegan which had a fair value of approximately $136 million at the Closing Date. In addition to those holdings, as of June 30, 2012, our merchant banking investments, at fair value, include a $23 million indirect investment (through Capital Partners) in an allergy immunotherapy testing and treatment supply company (the “Allergy Company”), a $21 million investment in an event photography business, a $13 million investment in a manufacturer of crime investigation and forensic supplies (the “Forensic Company”), and during the quarter ended March 31, 2012, we added an indirect investment in a beauty salon and spa company of $3 million.

Quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 – Proprietary Capital

Pre-tax income generated by this segment decreased by $1 million, or 19%, as compared to the prior year.  While the current period results reflected positive performance in a number of the investments, the net results were below what was a very strong comparative period in the prior year due to a larger portion of the revenue being in entities with greater non-controlling interest ownership.

In the current year, the total revenues resulted primarily from a valuation increase of the Allergy Company of approximately $19 million, increases in the valuations of various other investments totaling $6 million, $3 million of interest, dividends and distributions received from other investments, partially offset by a $3 million valuation decrease of the Forensic Company.

The portion of this quarter’s revenue attributable to noncontrolling interests was significant as approximately $14 million of the Allergy Company valuation increase, and a portion of the increase in certain other investments, is attributable to others.

The prior year total revenues of $14 million primarily consisted of $6 million of net valuation increases in the Third-Party Private Funds, a $4 million dividend from the Allergy Company, and a $3 million valuation increase in the EIF Funds. After attribution of a portion of this activity to noncontrolling interests, the net results in the prior year were $7 million of pre-tax income.

Index

Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 – Proprietary Capital

Pre-tax income generated by this segment increased by approximately $6 million, or 269%, as compared to the prior year.  The increase is due to both the positive performance of the investments during the current year, and write-downs in the investments which negatively impacted the prior year results which have not recurred.

In the current year, total revenues resulted primarily from a valuation increase and dividends received from the Allergy Company totaling approximately $30 million, interest, dividends, distributions received and net valuation increases from other investments totaling $11 million, partially offset by a $3 million valuation decrease of the Forensic Company.

The portion of this year’s revenue attributable to noncontrolling interests is significant as approximately $23 million of the Allergy Company valuation increase and dividends received is attributable to others.

The prior year results include a $6 million increase in the net valuation of the Third-Party Private Funds, increases in revenue pertaining to the Allergy Company of $7 million which includes both dividends received and a valuation increase, and $4 million of valuation increases in the EIF Funds,which are partially offset by a $3 million write-down in the value of our investment in the Forensics Company.  After attribution of a portion of this activity to noncontrolling interests, the net results in the prior year were $2.4 million of pre-tax income.

Results of Operations – Other

The following table presents consolidated financial information for the Other segment for the periods indicated:

	Three months ended June 30,			Nine months ended June 30,
	2012	% change	2011	2012	% change	2011
	($ in thousands)
Revenues:
Interest income	$3,002	36%	$2,207	$7,025	19%	$5,908
Other	(851)	8%	(921)	1,057	(55)%	2,355
Total revenues	2,151	67%	1,286	8,082	(2)%	8,263

Interest expense	20,719	131%	8,978	41,618	86%	22,320
Net revenues	(18,568)	(141)%	(7,692)	(33,536)	(139)%	(14,057)

Non-interest expenses:
Acquisition related expenses	20,955	NM	—	40,559	NM	—
Loss provision for auction rate securities	—	(100)%	45,000	—	(100)%	45,000
Other expense	8,877	62%	5,484	25,141	25%	20,167
Total non-interest expenses	29,832	(41)%	50,484	65,700	1%	65,167
Pre-tax loss	$(48,400)	17%	$(58,176)	$(99,236)	(25)%	$(79,224)

This segment includes various corporate overhead costs, our acquisition and integration related expenses associated with our April 2, 2012 acquisition of Morgan Keegan, and interest expense on our senior debt.

Quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 – Other

Pre-tax loss generated by this segment decreased by $10 million, or 17%, as compared to the prior year.

Interest income is $800 thousand higher than the prior year primarily resulting from interest income on ARS which we did not own in the comparable prior year period. Other revenues approximate the prior year level as a current year increase in income due to proceeds on our company owned life insurance policies which did not occur in the prior year is offset by the nearly $1 million of other than temporary impairment losses on certain of our ARS.

Index

Interest expense increased $12 million over the prior year.  The increase is comprised of: $10 million of interest expense resulting from our March 2012 issuance of $350 million 6.9% senior notes and our March 2012 issuance of $250 million 5.625% senior notes and $1 million of interest expense associated with the Regions Credit Agreement. Both of the March 2012 debt offerings and the Regions Credit Agreement were part of our acquisition financing activities and other transactions associated with the Morgan Keegan acquisition.

The prior year quarter included a non-recurring $45 million loss provision for ARS.

Acquisition related expenses are all associated with our acquisition of Morgan Keegan and include approximately $14 million of net severance related expense and $6 million in expense associated with our integration of Morgan Keegan's operations into our own.  We anticipate incurring additional acquisition related expenses in the fourth quarter of fiscal year 2012 and during our fiscal year 2013 as we continue to implement our integration plans.

Other expenses increased $3 million in the current period primarily related to an increase in incentive compensation expense.

Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 – Other

Pre-tax loss generated by this segment increased by approximately $20 million, or 25%, as compared to the prior year.

Interest income is $1 million higher than the prior year primarily resulting from interest income on ARS which we did not own in the comparable prior year period. Other revenues are approximately $1 million less than the prior year due primarily to current year other than temporary impairment losses on ARS securities.

Interest expense increased $19 million over the prior year.  The increase is primarily comprised of: $12 million of interest expense resulting from our March 2012 issuance of $350 million 6.9% senior notes and $250 million 5.625% senior notes, $6 million of additional interest expense in the current year associated with our April 2011 issuance of $250 million 4.25% senior notes, and $1 million of interest expense associated with the Regions Credit Agreement. Both of the March 2012 debt offerings and the Regions Credit Agreement were part of our acquisition financing activities and other transactions associated with the Morgan Keegan acquisition.

The prior year period included a non-recurring $45 million loss provision for ARS.

Acquisition related expenses are all associated with our acquisition of Morgan Keegan and include approximately $17 million of net severance related expense, $7 million in expense associated with our integration of Morgan Keegan's operations into our own, $7 million of financial advisory fee expenses, $6 million of transaction bridge financing facility expenses, $2 million of legal expense, and other expenses of $1 million.  We anticipate incurring additional acquisition related expenses in the fourth quarter of fiscal year 2012 and during our fiscal year 2013 as we continue to implement our integration plans.

Other expenses increased $5 million in the current period primarily related to an increase in incentive compensation expense.

Index

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

Cash provided by operating activities during the nine months ended June 30, 2012 was $216 million.   Operating cash generated by successful operating results over the period resulted in a $296 million increase.  The increase in operating cash included $955 million as a result of a decreased amount of assets segregated pursuant to regulations and other segregated assets; the lower required amount is primarily due to lower reserve requirements associated with the increased capacity in our bank sweep program resulting in clients moving cash out of the broker-dealer and therefore reducing our reserve requirement, combined with a decrease in the stock loan balance outstanding.  An increase in the amount outstanding from clients used $316 million in operating cash. A greater increase in our securities purchased under agreements to resell than our securities sold under agreements to repurchase used $193 million in operating cash. A decrease in the stock loaned, net of stock borrowed balances resulted in a $328 million use of operating cash, as cash balances were returned to counterparties. Operating cash used $84 million as the balances of brokerage client payables and other accounts payable decreased. Operating cash of $50 million was utilized to purchase and originate loans held for sale, net of proceeds received from sales, and $40 million was used to make incentive compensation payments (primarily during the first quarter of fiscal year 2012), net of current year accruals.

Investing activities resulted in a use of cash of $2.5 billion in the nine month period ended June 30, 2012.  Cash was used to fund a $1.3 billion increase in bank loans which included the acquisition of the $400 million Allied Irish Bank Canadian loan portfolio.  Cash in the net amount of $1.1 billion was used to acquire Morgan Keegan (see Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on this acquisition). We also invested $104 million in available for sale securities, primarily held by RJ Bank, net of maturations, redemptions and repayments, and $54 million in additions to fixed assets during the period.

Financing activities provided $1.6 billion of cash in the nine month period ended June 30, 2012.  The cash provided was largely as the result of an equity offering which generated $363 million of proceeds and two debt financing transactions which generated approximately $587 million of net proceeds, and a $130 million borrowing, net of repayments, under a new bank facility.  We completed these transactions as part of our financing for the acquisition of Morgan Keegan (see the discussion of the impact of the Morgan Keegan acquisition on our liquidity below). In addition to these transactions associated with the Morgan Keegan acquisition, $538 million of cash was generated from increases in RJ Bank customer deposits.

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

Effective with the February, 2012 approval of RJF to become a bank holding company, we are required to provide certain disclosures including certain Statistical Disclosures by Bank Holding Companies.  One of those disclosures is to provide RJF’s dividend payout ratio, which is as follows for the periods indicated:

	For the nine month period ended June 30, 2012	For the year ended September 30, 2011
RJF dividend payout ratio(1)	24%	24%

(1)	Computed as dividends declared per common share during the period as a percentage of diluted earnings per common share.

Index

Refer to the RJ Bank section of this MD&A and the Notes to Condensed Consolidated Financial Statements for the other required disclosures.

Sources of Liquidity

Approximately $616 million of our total June 30, 2012 cash and cash equivalents (a portion of which is invested on behalf of the parent company by RJ&A) was available to us without restrictions.  Total cash and cash equivalents held were as follow:

June 30, 2012
(in thousands)
RJF	$254,804
RJ&A, invested on behalf of RJF	365,055
Morgan Keegan & Company, Inc.	272,810
RJ Bank	745,152
Other	91,214
Total cash and cash equivalents	$1,729,035

In addition to the liquidity on hand and described above, we have other various potential sources of liquidity which are described below.

Liquidity Available from Subsidiaries

Liquidity is principally available to the parent company from RJ&A, and Morgan Keegan & Company, Inc. (“MK & Co.”), wholly owned broker-dealer subsidiaries of RJF, and RJ Bank.

RJ&A, which is required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. Covenants in RJ&A’s committed secured financing facilities require its net capital to be a minimum of 10% of aggregate debit balances.  At June 30, 2012, RJ&A exceeded both the minimum regulatory and its financing covenants net capital requirements. At that date, RJ&A had excess net capital of approximately $268 million, of which approximately $62 million is available for dividend (after taking into account regulatory and covenant restrictions) while still maintaining its net capital at 15% of aggregate debit items, its current policy.  There are also limitations on the amount of dividends that may be declared by a broker-dealer without Financial Industry Regulatory Authority (“FINRA”) approval

MK & Co., is also required to maintain net capital equal to the greater of $1 million or 2% of aggregate debit balances arising from customer transactions. At June 30, 2012, MK & Co. exceeded the minimum regulatory net capital requirements. At that date, MK & Co. had excess net capital of approximately $215 million, of which approximately $163 million is available for dividend (after taking into account regulatory restrictions) while still maintaining its net capital at 15% of aggregate debit items, its current policy. FINRA limitations on the amount of dividends that may be declared by a broker-dealer without FINRA approval also apply to MK & Co.

Effective February 1, 2012, upon its conversion to a national bank, RJ Bank may pay dividends to the parent company without prior approval by its regulator as long as the dividend does not exceed the sum of RJ Bank’s current calendar year net income and the previous two calendar years’ retained net income, and RJ Bank maintains its targeted capital to risk-weighted assets ratios.  During the nine month period ended June 30, 2012, RJ Bank made $75 million in dividend payments to RJF.  RJF has made capital contributions of $50 million to RJ Bank during the same period.  RJ Bank had approximately $65 million of capital in excess of the amount it would need as of June 30, 2012 to maintain a total capital to risk-weighted assets ratio of 12%, its current policy.

   Liquidity available to us from our subsidiaries, other than RJ&A, MK & Co., and RJ Bank, is relatively insignificant and in certain instances may be subject to regulatory requirements.

Index

Borrowings and Financing Arrangements

The following table presents our domestic financing arrangements with third-party lenders (other than the Regions Credit Agreement, hereafter defined) that we generally utilize to finance a portion of our fixed income securities trading instruments held, and the outstanding balances related thereto, as of June 30, 2012:

	Committed secured(1)		Uncommitted secured (1)(2)		Uncommitted unsecured (1)(2)		Total
	Financing Amount	Outstanding balance	Financing Amount	Outstanding balance	Financing Amount	Outstanding balance	Financing Amount	Outstanding balance
	(in thousands)
RJ&A	$335,000	$110,000	$2,150,000	$206,478	$375,000	$—	$2,860,000	$316,478
MK & Co.	—	—	—	—	40,000	—	40,000	—
RJF	—	—	—	—	100,000	—	100,000	—
Total	$335,000	$110,000	$2,150,000	$206,478	$515,000	$—	$3,000,000	$316,478
Total number of agreements	3		7		8		18

(1)	Our ability to borrow is dependent upon compliance with the conditions in the various committed loan agreements and collateral eligibility requirements.

(2)	Lenders are under no contractual obligation to lend to us under uncommitted credit facilities.

The committed domestic financing arrangements are in the form of either tri-party repurchase agreements or a secured line of credit.  The uncommitted domestic financing arrangements are in the form of secured lines of credit, secured bilateral or tri-party repurchase agreements, or unsecured lines of credit.

We maintain three unsecured settlement lines of credit available to our Argentine joint venture in the aggregate amount of $13 million. Of the aggregate amount, one settlement line for $9 million is guaranteed by RJF. There were no borrowings outstanding on any of these lines of credit as of June 30, 2012.

RJ Bank borrowed through the FHLB daily rate credit program on seven days during the quarter ending June 30, 2012, none of which exceeded $150 million. RJ Bank also entered into one 21-day, fixed rate FHLB advance in the amount of $125 million during the quarter ending June 30, 2012. These advances were made to meet certain liquidity requirements established by bank regulators. There were no FHLB advances outstanding as of June 30, 2012.

RJ Bank has $970 million in immediate credit available from the FHLB on June 30, 2012 and total available credit of 30% of total assets, with the pledge of additional collateral to the FHLB.

RJ Bank is eligible to participate in the FRB’s discount-window program; however, RJ Bank does not view borrowings from the FRB as a primary means of funding.  The credit available in this program is subject to periodic review and may be terminated or reduced at the discretion of the FRB.

From time to time we purchase short-term securities under agreements to resell (“Reverse Repurchase Agreements”) and sell securities under agreements to repurchase (“Repurchase Agreements”).  We account for each of these types of transactions as collateralized financings with the outstanding balances on the Repurchase Agreements included in securities sold under agreements to repurchase.  At June 30, 2012, collateralized financings outstanding in the amount of $507 million are included in securities sold under agreements to repurchase on the Condensed Consolidated Statements of Financial Condition. Of this total, outstanding balances on the committed and uncommitted Repurchase Agreements (which are reflected in the table of domestic financing arrangements above) were $110 million and $206 million, respectively, as of June 30, 2012.  Such financings are generally collateralized by non-customer, RJ&A or MK & Co. owned securities.  The required market value of the collateral associated with the committed secured facilities ranges from 102% to 133% of the amount financed.

Index

The average daily balance outstanding during the five most recent successive quarters, the maximum month-end balance outstanding during the quarter and the period ended balances at each respective period end for Repurchase Agreements and Reverse Repurchase Agreements of RJF are as follows:

	Repurchase transactions			Reverse repurchase transactions
For the period ended:	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding	Average daily balance outstanding	Maximum month-end balance outstanding during the quarter	End of period balance outstanding
	(in thousands)
June 30, 2012	$411,238	$506,618	$506,618	$660,983	$748,569	$706,713
March 31, 2012	180,875	176,335	137,026	410,578	413,527	340,158
December 31, 2011	184,925	244,961	184,061	433,170	468,848	400,455
September 30, 2011	145,574	290,686	188,745	425,248	446,314	398,247
June 30, 2011	62,527	84,861	64,988	473,739	488,312	470,407

At June 30, 2012, in addition to the financing arrangements described above, we had corporate debt of $1.3 billion. The balance is comprised of $350 million outstanding on our 6.90% senior notes due 2042, $249 million outstanding on our 5.625% senior notes due 2024, $300 million outstanding on our 8.60% senior notes due August 2019, $250 million outstanding on our 4.25% senior notes due April 2016, $130 million of outstanding borrowings on the Regions Credit Agreement (see discussion below), $50 million outstanding on a mortgage loan for our home-office complex, and $6 million outstanding on term loan financing provided to RJES.

On April 2, 2012, certain non-broker-dealer subsidiaries of RJF (the “Borrowers”) entered into a credit agreement (the “Regions Credit Agreement”) with Regions Bank (the “Lender”) which provided for a $200 million loan made by the Lender to the Borrowers. The proceeds from the loan were disbursed to us for working capital and general corporate purposes. The borrowings are secured by, subject to certain exceptions, all the personal property of the Borrowers including (i) all present and future ARS owned by the Borrowers (the “Pledged ARS”), (ii) all equity interests issued by the Borrowers, and (iii) all present and future equity interests and debt securities owned by the Borrowers. The loan matures on April 2, 2015. Primarily as a result of redemptions during the three months ended June 30, 2012 by certain issuers of Pledged ARS and the resultant repayments to the Lender, the outstanding principal balance on the Regions Credit Agreement as of June 30, 2012 is $130 million.

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

The S&P rating and outlook reflected above are as presented in their March, 2012 report which concluded no change in the rating, removed us from “credit watch with negative implications,” but assigned a less favorable outlook of “negative,” a change from “stable,” which had been reflected in their previous report. S & P’s less favorable outlook is based upon their concern about certain risks associated with our integration of Morgan Keegan.

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

Index

Should our credit rating be downgraded prior to a public debt offering it is probable that we would have to offer a higher rate of interest to bond holders.  A downgrade to below investment grade may make a public debt offering difficult to execute on terms we would consider to be favorable.  The Regions Credit Agreement includes as an event of default, the failure of RJF as a guarantor of the repayment of the loan to maintain an investment grade rating on its unsecured senior debt.  Otherwise, none of our credit agreements contain a condition or event of default related to our credit ratings.  A downgrade below investment grade could also result in the termination of certain derivative contracts and require us to settle such contracts with cash. A credit downgrade could create a reputational issue and could also result in certain counterparties limiting their business with us, result in negative comments by analysts and potentially impact investor perception of us, and resultantly impact our stock price and/or our clients’ perception of us.

Other sources of liquidity

We own life insurance policies which are utilized to fund certain non-qualified deferred compensation plans and other employee benefit plans. The policies which we could readily borrow against have a cash surrender value of approximately $136 million as of June 30, 2012 and we are able to borrow up to 90%, or $122 million of the June 30, 2012 total, without restriction.  There are no borrowings outstanding against any of these policies as of June 30, 2012.

On May 24, 2012 we filed a “universal” shelf registration statement with the SEC to be in a position to access the capital markets if and when necessary or perceived by us to be opportune. In August 2009, we sold $300 million in aggregate principal amount of 8.60% senior notes due in August 2019, through a registered underwritten public offering.  In April 2011, we sold $250 million in aggregate principal amount of 4.25% senior notes due April 2016, through a registered underwritten public offering.  In February 2012, we sold 11,075,000 shares of our common stock generating net proceeds of $363 million.  In March 2012, we sold $350 million in aggregate principal amount of 6.90% senior notes due in March 2042 and $250 million in aggregate principal amount of 5.625% senior notes due April 2024, through registered underwritten public offerings.

See the “contractual obligations, commitments and contingencies” section below for information regarding our commitments.

Impact of the Morgan Keegan acquisition transactions on our liquidity

As more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, on January 11, 2012, RJF entered into a definitive stock purchase agreement (the “SPA”) to acquire all of the issued and outstanding shares of Morgan Keegan from Regions.  In anticipation of the closing of this transaction during February and March 2012, we sold shares of our common stock and senior notes, which combined generated approximately $950 million in net proceeds. On April 2, 2012, we completed the purchase transaction. Under the terms of the SPA, Regions received $1.211 billion in cash from RJF on April 2, 2012 in exchange for 100% of the Morgan Keegan shares. Subsequent to the completion of this purchase transaction on April 2, 2012, Morgan Keegan paid a $250 million dividend to RJF.  On April 2, 2012, RJF received $200 million in proceeds from borrowings on the Regions Credit Agreement; the outstanding balance has subsequently been reduced to $130 million as of June 30, 2012 primarily as a result of redemptions of Pledged ARS.  In addition to these April 2, 2012 transactions, during the month of April, 2012 we made cash retention payments of approximately $136 million to certain key Morgan Keegan financial advisors.  We have incurred acquisition and integration charges associated with this purchase, a significant portion of which was incurred and paid during the period ended June 30, 2012 with the remaining portion to be incurred and paid during upcoming quarters.

In addition to customary indemnity for breaches of representations and warranties and covenants, the SPA also provides that Regions will indemnify RJF for losses incurred in connection with any litigation or similar matter related to pre-closing actions. As a result of these indemnifications, we do not anticipate the resolution of any pre-Closing Date Morgan Keegan matters to negatively impact our liquidity (see Note 2 and Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and Part II Item 1 - Legal Proceedings, in this Form 10-Q for further information regarding the indemnifications and the nature of the pre-Closing Date matters).

Index

Statement of financial condition analysis

The assets on our statement of financial condition consist primarily of cash and cash equivalents (a large portion of which is segregated for the benefit of customers), receivables including bank loans, financial instruments held for either trading purposes or as investments, and other assets.  A significant portion of our assets are liquid in nature, providing us with flexibility in financing our business.  Total assets of $21.2 billion at June 30, 2012 are approximately $3.2 billion, or 18%, greater than our total assets as of September 30, 2011.  The increase in total assets results primarily from our April 2, 2012 acquisition of Morgan Keegan, in which we acquired gross assets of approximately $3.1 billion (see Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding this acquisition). In addition to the increase in assets resulting from the Morgan Keegan acquisition, which impacts most of the asset balances reflected on our consolidated statements of financial condition, we have had a significant increase in net bank loans receivable since September 30, 2011 due to the $1.3 billion growth of RJ Bank’s net loan portfolio during the nine month period that included a purchase of loans from Allied Irish Bank (see the RJ Bank section of this MD&A for additional information).

As of June 30, 2012, our liabilities of $17.6 billion were $2.5 billion, or 17% greater than our liabilities as of September 30, 2011. The increase in liabilities is primarily due to the Morgan Keegan acquisition in which we assumed $1.9 billion of liabilities as of the Closing Date, and two March 2012 debt financing transactions totaling $600 million which were components of our Morgan Keegan acquisition financing strategy.

Contractual obligations, commitments and contingencies

We have contractual obligations to make future payments in connection with short- and long-term debt, non-cancelable lease agreements, partnership and limited liability company investments, commitments to extend credit, underwriting commitments and a naming rights agreement.  The following table sets forth these contractual obligations by fiscal year:

	Total	Remainder of fiscal year 2012	Fiscal year 2013	Fiscal year 2014	Fiscal year 2015	Fiscal year 2016	Thereafter
	(in thousands)
Corporate debt(1)	$1,333,971	$3,634	$6,491	$3,860	$133,659	$253,945	$932,382
Interest on debt(1)	1,140,031	19,649	77,549	77,140	76,915	76,675	812,103
Loans payable of consolidated variable interest entities(2)	80,549	18,511	18,793	17,696	13,140	8,118	4,291
Operating leases	361,648	58,563	66,283	55,864	47,888	39,693	93,357
Investments - private equity partnerships	48,268	48,268	—	—	—	—	—
Certificates of deposit(3)	314,062	15,402	51,115	39,683	70,206	63,342	74,314
Commitments to extend credit - RJ Bank (4)	2,286,066	2,286,066	—	—	—	—	—
RJ Bank loans purchased, not yet settled	53,129	53,129	—	—	—	—	—
Commitments to real estate entities	2,459	2,459	—	—	—	—	—
Commitment to purchase real estate in Pasco County, Florida(5)	3,500	3,500	—	—	—	—	—
Underwriting commitments	31,215	31,215	—	—	—	—	—
Naming rights for Raymond James stadium	13,949	931	3,835	3,988	4,148	1,047	—
RJ Bank commitment to purchase security based loans from Regions(6)	185,026	185,026	—	—	—	—	—
Loans and commitments to financial advisors	27,027	9,669	10,025	4,235	1,060	1,467	571
Total	$5,880,900	$2,736,022	$234,091	$202,466	$347,016	$444,287	$1,917,018

(1)	See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

(2)	Loans which are non-recourse to us. See further discussion in Note 13 of the Notes to Consolidated Financial Statements included on page 122 of our 2011 Form 10-K.

(3)	See Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

(4)	See Note 18 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

(5)	See discussion of this commitment in Item 2, “Properties” on page 26 of our 2011 Form 10-K.

(6)	See discussion of this commitment to purchase securities based loans in Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Index

See Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our commitments and contingencies.

Regulatory

The following discussion should be read in conjunction with the Regulatory section on pages 56 - 57 of our 2011 Form 10-K.

RJ&A, MK & Co., RJFS, Eagle Fund Distributors, Inc. and Raymond James (USA) Ltd. all had net capital in excess of minimum requirements as of June 30, 2012.

RJ Ltd. was not in Early Warning Level 1 or Level 2 as of or during the nine month period ended June 30, 2012.

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

We currently invest in selected private equity and merchant banking investments (see the Proprietary Capital section of our MD&A).  As a bank holding company, the magnitude of such investments will be subject to certain limitations.  At our current investment levels, we do not anticipate having to make any otherwise unplanned divestitures of these investments in order to comply with regulatory limits; however, the amount of future investments may be limited in order to maintain compliance within regulatory specified levels.

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

Under the regulatory framework for prompt corrective action, RJ Bank met the requirements to be categorized as “well capitalized” as of June 30, 2012. One of RJ Bank's U.S. subsidiaries is an agreement corporation and is subject to regulation by the FRB. As of June 30, 2012, this RJ Bank subsidiary met the capital adequacy guideline requirements.

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

Index

Factors affecting “forward-looking statements”

From time to time, we may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, allowance for loan loss levels at RJ Bank, projected ventures, new products, anticipated market performance, recruiting efforts, regulatory approvals, the integration of Morgan Keegan, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, are discussed in the section entitled “Risk Factors” in Item 1A of Part I on pages 14 - 25 included in the 2011 Form 10-K and in Item 1A of Part II of this report on Form 10-Q.  We do not undertake any obligation to publicly update or revise any forward-looking statements.

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

As of June 30, 2012, 13% of our total assets and 4% of our total liabilities are instruments measured at fair value on a recurring basis.

Financial instruments measured at fair value on a recurring basis categorized as Level 3 amount to $586 million as of June 30, 2012 and represent 22% of our assets measured at fair value. Our private equity investments comprise $335 million, or 57%, and our ARS positions comprise $240 million, or 41%, of the Level 3 assets as of June 30, 2012.  Level 3 assets represent 16.4% of total equity as of June 30, 2012.

Financial instruments which are liabilities categorized as Level 3 amount to $60 thousand as of June 30, 2012 and represent less than 1% of liabilities measured at fair value.

See Notes 4, 5 and 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on our financial instruments.

Index

Goodwill

Goodwill involves the application of significant management judgment.  For a discussion of the judgments involved in testing goodwill for impairment, see the Goodwill section on page 61 of our 2011 Form 10-K.

The goodwill arising from our acquisition of Morgan Keegan has been preliminarily determined to be $214 million, which represents synergies resulting from combining our and Morgan Keegan's businesses. We elected to write-up to fair value, the tax basis of the acquired assets and liabilities assumed. As a result of this tax election, $68 million of the net deferred tax asset balance of Morgan Keegan as of the Closing Date is included in our allocation to goodwill. The majority of the goodwill arising from this transaction is attributable to our private client group and our capital markets business units. Our valuation process to determine the amount of goodwill to allocate to each respective business unit has not been completed. Our preliminary estimate of goodwill is subject to change upon our final determination of the value of identified intangible assets acquired in the Morgan Keegan acquisition (see Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding the Morgan Keegan acquisition).

We perform goodwill testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  During the prior quarter ended March 31, 2012, we performed a qualitative assessment for each reporting unit that includes an allocation of goodwill to determine whether it is more likely than not that the carrying value of such reporting unit including the recorded goodwill is in excess of the fair value of the reporting unit.  In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit's carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit is performed.  Based upon the outcome of our qualitative assessment, we determined that no quantitative analysis of the fair value of any reporting unit as of December 31, 2011 was required, with the exception of our RJES reporting unit.  For the RJES reporting unit, an income approach valuation model was updated as of December 31, 2011 to assess the fair value of the reporting unit to compare to the carrying value of the reporting unit including the recorded goodwill.  Based upon the outcome of all the qualitative assessments and quantitative analyses performed, we concluded that none of the goodwill allocated to any of our reporting units was impaired as of December 31, 2011.  No events have occurred since December 31, 2011 that would cause us to update the annual impairment testing we performed as of that date.

Loss provisions

Refer to the discussion of loss provisions on pages 61 - 62 of our 2011 Form 10-K.

RJ Bank provides an allowance for loan losses which reflects our continuing evaluation of the probable losses inherent in the loan portfolio.  See Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information.

At June 30, 2012, the amortized cost of all RJ Bank loans was $8 billion and an allowance for loan losses of $149 million was recorded against that balance. The total allowance for loan losses is equal to 1.87% of the amortized cost of the loan portfolio.

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

Index

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

In May 2011, the FASB issued new guidance amending the existing pronouncement related to fair value measurement.  This new guidance primarily expands the existing disclosure requirements for fair value.  Specifically, the new guidance mandates the following additional disclosures:  1) the amount of any transfers between Level 1 and Level 2 of the fair value hierarchy,  2) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement of Level 3 instruments,  3) a qualitative discussion of the sensitivity of the fair value to changes in unobservable inputs and any inter-relationships between those inputs that magnify or mitigate the effect on the measurement of Level 3 instruments and 4) the level within the fair value hierarchy of items that are not measured at fair value in the statement of financial condition but whose fair value must be disclosed.  This new guidance was effective for us in our period ending March 31, 2012.  Our adoption of this guidance resulted in additional disclosure but did not have a significant impact on our consolidated financial position or results of operations.  See these disclosures included in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

In June 2011, the FASB issued new guidance amending the existing pronouncement regarding the presentation of comprehensive income.  This new guidance reduces the alternatives for the presentation of the components of other comprehensive income.  Specifically, it eliminates the alternative of presenting them as part of the Statement of Changes in Shareholders’ Equity.  This new guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2011; however, early adoption is permitted.  In December 2011, the FASB indefinitely deferred the effective date for certain provisions within this new guidance, specifically, those provisions which require the presentation of reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  We currently present the components of other comprehensive income within our Condensed Consolidated Statements of Income and Comprehensive Income and, therefore, the adoption of this new guidance does not impact us.

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

During the nine months ended June 30, 2012, the reported daily loss in the institutional fixed income trading portfolio did not exceed the predicted Value-at-Risk (“VaR”) on any trading day.

The following tables set forth the high, low, and daily average VaR for our overall institutional fixed income portfolio with the corresponding dollar value of our portfolio as of the periods and dates indicated:

	Nine months ended June 30, 2012			VaR at
	High	Low	Daily Average	June 30, 2012	September 30, 2011
	($ in thousands)
Daily VaR	$1,497	$218	$804	$1,469	$441
Related portfolio value (net) (1)	578,629	225,005	361,588	494,380	220,436
VaR as a percent of portfolio value	0.26%	0.10%	0.22%	0.30%	0.20%

	Nine months ended June 30, 2011			VaR at
	High	Low	Daily Average	June 30, 2011
	($ in thousands)
Daily VaR	$1,049	$211	$655	$809
Related portfolio value (net) (1)	204,955	299,698	212,679	209,151
VaR as a percent of portfolio value	0.51%	0.07%	0.31%	0.39%

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

Index

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

One of the objectives of RJ Bank’s Asset Liability Management Committee is to manage the sensitivity of net interest income to changes in market interest rates. The methods used to measure this sensitivity are described on pages 66 - 68 of our 2011 Form 10-K. There were no material changes to these methods during the nine months ended June 30, 2012.

The following table is an analysis of RJ Bank’s estimated net interest income over a 12 month period based on instantaneous shifts in interest rates (expressed in basis points) using RJ Bank’s own internal asset/liability model:

Instantaneous changes in rate	Net interest income	Projected change in net interest income
	($ in thousands)
+300	$358,199	1.79%
+200	$364,803	3.67%
+100	$367,183	4.34%
0	$351,901	—
-100	$328,247	(6.72)%

The following table presents the amount of RJ Bank’s interest-earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods at June 30, 2012:

	Repricing opportunities
	0 - 6 months	7 - 12 months	1 - 5 years	5 or more years
	(in thousands)
Interest-earning assets:
Loans	$7,137,558	$446,941	$320,812	$157,102
Available for sale securities	256,719	25,302	163,664	99,127
Other investments	830,093	—	—	—
Total interest-earning assets	8,224,370	472,243	484,476	256,229
Interest-bearing liabilities:
Transaction and savings accounts	7,938,722	—	—	—
Certificates of deposit	29,448	20,476	264,138	—
Total interest-bearing liabilities	7,968,170	20,476	264,138	—
Gap	256,200	451,767	220,338	256,229
Cumulative gap	$256,200	$707,967	$928,305	$1,184,534

Index

The following table shows the contractual maturities of RJ Bank’s loan portfolio at June 30, 2012, including contractual principal repayments.  This table does not, however, include any estimates of prepayments.  These prepayments could shorten the average loan lives and cause the actual timing of the loan repayments to differ significantly from those shown in the following table:

	Due in
	One year or less	>One year – five years	> 5 years	Total
	(in thousands)
Loans held for sale	$—	$454	$175,094	$175,548
Loans held for investment:
C&I loans	137,151	3,546,514	1,397,642	5,081,307
CRE construction loans	—	15,135	20,282	35,417
CRE loans	370,951	486,067	88,238	945,256
Residential mortgage loans	663	13,307	1,703,747	1,717,717
Consumer loans	89,593	—	60	89,653
Total loans held for investment	598,358	4,061,023	3,209,969	7,869,350
Total loans	$598,358	$4,061,477	$3,385,063	$8,044,898

The following table shows the distribution of the recorded investment of those RJ Bank loans that mature in more than one year between fixed and adjustable interest rate loans at June 30, 2012:

	Interest rate type
	Fixed	Adjustable		Total(1)
	(in thousands)
Loans held for sale	$19,553	$155,995		$175,548
Loans held for investment:
C&I loans	10,961	4,933,195		4,944,156
CRE construction loans	—	35,417		35,417
CRE loans	30,705	543,600		574,305
Residential mortgage loans	177,309	1,539,745	(2)	1,717,054
Consumer loans	60	—		60
Total loans held for investment	219,035	7,051,957		7,270,992
Total loans	$238,588	$7,207,952		$7,446,540

(1)	Excludes any net unearned income and deferred expenses.

(2)	See the “Credit risk” discussion within Item 3 of this Form 10-Q for additional information regarding RJ Bank’s interest-only loan portfolio and related repricing schedule.

Equity price risk

We are exposed to equity price risk as a consequence of making markets in equity securities and the investment activities of RJ&A and RJ Ltd. The U.S. broker-dealer activities are primarily client-driven, with the objective of meeting clients' needs while earning a trading profit to compensate for the risk associated with carrying inventory.  RJ Ltd. has a proprietary trading business; the average aggregate inventory held for proprietary trading by RJ Ltd. during the nine months ended June 30, 2012 was $12 million in Canadian dollars (“CDN”).  We attempt to reduce the risk of loss inherent in our inventory of equity securities by monitoring those security positions constantly throughout each day and establishing position limits.

Foreign exchange risk

We are subject to foreign exchange risk due to: financial instruments denominated in U.S. dollars predominantly held by RJ Ltd., whose functional currency is the Canadian dollar, which may be impacted by fluctuation in foreign exchange rates; certain loans held by RJ Bank denominated in Canadian currency; and our investments in foreign subsidiaries.

Index

In order to mitigate its portion of this risk, RJ Ltd. enters into forward foreign exchange contracts. The fair value of these contracts is nominal. As of June 30, 2012, RJ Ltd. held forward contracts to buy and sell U.S. dollars totaling CDN $5 million and CDN $3 million, respectively.  In addition, RJ Bank’s U.S. subsidiaries hedge the foreign exchange risk related to their net investment in a Canadian subsidiary utilizing short-term, forward foreign exchange contracts.  These derivative agreements are accounted for as net investment hedges in the Condensed Consolidated Financial Statements.  See Note 12 of the Condensed Consolidated Financial Statements of this Form 10-Q for further information regarding these derivative contracts.

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

RJ Bank has significant corporate and residential mortgage loan portfolios.  A significant downturn in the overall economy, deterioration in real estate values or a significant issue within any sector where RJ Bank has a concentration could result in large provisions for loan losses and/or charge-offs.

Changes in the allowance for loan losses of RJ Bank are as follows:

	Nine months ended June 30,
	2012	2011
	($ in thousands)
Allowance for loan losses, beginning of period	$145,744	$147,084
Provision for loan losses	21,925	28,232
Charge-offs:
C&I loans	(8,001)	(452)
CRE loans	(1,000)	(14,012)
Residential mortgage loans	(12,328)	(17,348)
Consumer	(96)	(255)
Total charge-offs	(21,425)	(32,067)
Recoveries:
CRE loans	800	1,059
Residential mortgage loans	2,063	1,488
Consumer	15	4
Total recoveries	2,878	2,551
Net charge-offs	(18,547)	(29,516)
Foreign exchange translation adjustment	(38)	—
Allowance for loan losses, end of period	$149,084	$145,800

Allowance for loan losses to total bank loans outstanding	1.87%	2.28%

The primary factors impacting the provision for loan losses during the period were a reduction in both nonperforming C&I and CRE loans, an improvement in the credit characteristics of certain problem corporate loans, and the reduction of the balance of residential mortgage nonperforming loans.  In addition, although the amount of nonperforming loans remains elevated by historical standards, somewhat improved economic conditions relative to the prior year have limited the amount of new problem loans.

The current period's provision for loan loss also includes $4 million resulting from the impact of the banking regulators' annual SNC exam. The prior period's provision for loan losses included $2 million resulting from the impact of the respective period's annual SNC exam.

Index

The following table presents net loan charge-offs and the percentage of net loan charge-offs to the average outstanding loan balances by loan portfolio segment (annualized):

	Three months ended June 30,				Nine months ended June 30,
	2012		2011		2012		2011
	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans	Net loan charge-off amount	% of avg. outstanding loans
	($ in thousands)
C&I loans	$(2,784)	0.23%	$(370)	0.04%	$(8,001)	0.23%	$(452)	0.02%
CRE loans	252	0.11%	(3,302)	1.73%	(200)	0.03%	(12,953)	2.21%
Residential mortgage loans	(2,213)	0.51%	(4,794)	1.07%	(10,265)	0.79%	(15,860)	1.12%
Consumer loans	(53)	0.34%	(212)	14.33%	(81)	0.35%	(251)	4.82%
Total	$(4,798)	0.25%	$(8,678)	0.55%	$(18,547)	0.34%	$(29,516)	0.63%

The level of charge-off activity is a factor that is considered in evaluating the potential for and severity of future credit losses. The 45% decline in net charge-offs compared to the prior year quarter was primarily attributable to improved credit quality in the CRE loan portfolio in addition to a stabilization of the balance in nonperforming residential mortgage loans.

The table below presents nonperforming loans and total allowance for loan losses:

	June 30, 2012		September 30, 2011
	Nonperforming loan balance	Allowance for loan losses balance	Nonperforming loan balance	Allowance for loan losses balance
	(in thousands)
Loans held for sale	$—	$—	$—	$(5)
Loans held for investment:
C&I loans	3,943	(89,955)	25,685	(81,267)
CRE construction loans	—	(495)	—	(490)
CRE loans	9,404	(28,128)	15,842	(30,752)
Residential mortgage loans	86,549	(30,322)	91,796	(33,210)
Consumer loans	—	(184)	—	(20)
Total	$99,896	$(149,084)	$133,323	$(145,744)

The level of nonperforming loans is another indicator of potential future credit losses. The amount of nonperforming loans decreased 25% during the nine months ended June 30, 2012.  This decrease was primarily due to a $22 million reduction in nonperforming C&I loans, a $6 million reduction in nonperforming CRE loans and a $5 million reduction in nonperforming residential mortgage loans.  Included in nonperforming residential mortgage loans are $75 million in loans for which $45 million in charge-offs were previously recorded.

Loan underwriting policies

RJ Bank’s underwriting policies for the major types of loans are described on pages 71 - 72 of our 2011 Form 10-K. There was no material change in RJ Bank’s underwriting policies during the nine months ended June 30, 2012.

Risk monitoring process

Another component of the credit risk strategy at RJ Bank is the ongoing risk monitoring and review processes for all residential, consumer and corporate credit exposures and is discussed on pages 72 - 74 of our 2011 Form 10-K.  There are various other factors included in these processes, depending on the loan portfolio.  There were no material changes to those processes and policies during the nine month period ended June 30, 2012.

Index

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

RJ Bank estimates that residential mortgage loans with updated LTVs between 100% and 120% represent 17% of the residential mortgage loan portfolio and residential mortgage loans with updated LTVs in excess of 120% represent 12% of the residential mortgage loan portfolio.  The current average estimated LTV is approximately 80% for the total residential mortgage loan portfolio.  Credit risk management utilizes this data in conjunction with delinquency statistics, loss experience and economic circumstances to establish appropriate allowance for loan losses for the residential mortgage loan portfolio, which is based upon an estimate for the probability of default and loss given default for each homogeneous class of loans.

Residential mortgage loan delinquency levels are elevated by historical standards at RJ Bank due to the economic downturn and the high level of unemployment. Our consumer loan portfolio, however, has not experienced high levels of delinquencies to date.  At June 30, 2012 and September 30, 2011, there were no delinquent consumer loans.

At June 30, 2012, loans over 30 days delinquent (including nonperforming loans) decreased to 3.66% of residential and consumer loans outstanding, compared to 4.24% over 30 days delinquent at September 30, 2011.  Additionally, our June 30, 2012 percentage compares favorably to the national average for over 30 day delinquencies of 10.4% as most recently reported by the FRB.  RJ Bank’s significantly lower delinquency rate as compared to its peers is the result of both our conservative underwriting policies and the lack of exotic loan products and subprime loans.

The following table presents a summary of delinquent residential and consumer loans:

	Delinquent residential and consumer loans (amount)			Delinquent residential and consumer loans as a percentage of outstanding loan balances
	30-89 days	90 days or more	Total	30-89 days	90 days or more	Total
	($ in thousands)
June 30, 2012:
Residential mortgage loans:
First mortgage loans	$6,972	$59,060	$66,032	0.41%	3.49%	3.90%
Home equity loans/lines	88	25	113	0.33%	0.09%	0.42%
Total residential mortgage and consumer loans	$7,060	$59,085	$66,145	0.39%	3.27%	3.66%

September 30, 2011:
Residential mortgage loans:
First mortgage loans	$12,718	$61,870	$74,588	0.74%	3.58%	4.32%
Home equity loans/lines	88	114	202	0.28%	0.37%	0.65%
Total residential mortgage and consumer loans	$12,806	$61,984	$74,790	0.73%	3.51%	4.24%

Index

To manage and limit credit losses, we maintain a rigorous process to manage our loan delinquencies. See page 73 of our 2011 Form 10-K for further discussion of this process. There have been no material changes to this process during the nine months ended June 30, 2012.

Credit risk is also managed by diversifying the residential mortgage portfolio. The geographic concentrations (top five states) of RJ Bank’s one-to-four family residential mortgage loans are as follows:

June 30, 2012		September 30, 2011
($ outstanding as a % of RJ Bank total assets)
2.9%	CA (1)	3.3%	CA (1)
2.8%	FL	2.6%	FL
1.6%	NY	1.9%	NY
0.9%	NJ	1.1%	NJ
0.8%	VA	0.9%	VA

(1)
This concentration ratio for the state of California excludes 1.9% for both June 30, 2012 and September 30, 2011 for loans purchased from a large investment grade institution that have full repurchase recourse for any delinquent loans.

Loans where borrowers may be subject to payment increases include adjustable rate mortgage loans with terms that initially require payment of interest only.  Payments may increase significantly when the interest-only period ends and the loan principal begins to amortize. At June 30, 2012 and September 30, 2011, these loans totaled $489 million and $640 million, respectively, or approximately 30% and 40% of the residential mortgage portfolio, respectively.  At June 30, 2012, the balance of amortizing, former interest-only, loans totaled $93 million.  The weighted average number of years before the remainder of the loans, which were still in their interest-only period at June 30, 2012, begins amortizing is 2.9 years.  In the current interest rate environment, a large percentage of these loans were projected to adjust to a payment lower than the current payment. The outstanding balance of loans that were interest-only at origination and based on their contractual terms are scheduled to reprice are as follows:

June 30, 2012
(in thousands)
One year or less	$322,770
Over one year through two years	64,766
Over two years through three years	50,801
Over three years through four years	10,966
Over four years through five years	10,822
Over five years	28,724
Total outstanding residential interest-only loan balance	$488,849

A component of credit risk management for the residential portfolio is the LTV and borrower credit score at origination or purchase. The most recent LTV/FICO scores at origination of RJ Bank’s residential first mortgage loan portfolio are as follows:

	June 30, 2012	September 30, 2011
Residential first mortgage loan weighted-average LTV/FICO (1)	66%/753	66%/751

(1) At origination. Small group of local loans representing less than 1% of residential portfolio excluded.

For more information regarding updated LTVs for our performing residential first mortgage loan portfolio, see Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Index

Corporate loans

Credit risk in RJ Bank’s corporate loan portfolio is monitored on an individual loan basis for trends in borrower operational performance, payment history, credit ratings, collateral performance, loan covenant compliance, SNC exam results, and other factors including industry performance and concentrations. As part of the credit review process the loan grade is reviewed at least quarterly to confirm the appropriate risk rating for each credit. The individual loan ratings resulting from the annual SNC exam are incorporated in RJ Bank's internal loan ratings when the ratings are received and if the SNC rating is lower on an individual loan than RJ Bank's internal rating. While RJ Bank considers historical SNC exam results in its loan ratings methodology, differences between the SNC exam and internal ratings on individual loans typically arise due to subjectivity of the loan classification process. These differences may result in additional provision for loan losses in periods when SNC exam results are received. See Note 1, page 88, of our 2011 Form 10-K, specifically the bank loans and allowances for losses section, for additional information on RJ Bank’s corporate loan portfolio and allowance for loan loss policies.

At June 30, 2012, other than loans classified as nonperforming, there was one government-guaranteed loan totaling $226 thousand that was delinquent greater than 30 days.

Credit risk is also managed by diversifying the corporate loan portfolio. RJ Bank’s corporate portfolio does not contain a significant concentration in any single industry. The industry concentrations (top five categories) of RJ Bank’s corporate loans are as follows:

June 30, 2012		September 30, 2011
($ outstanding as a % of RJ Bank total assets)
3.8%	Business Systems and Services	4.2%	Telecommunications
3.6%	Media communications	3.4%	Consumer products and services
3.1%	Pharmaceuticals	2.9%	Media communications
2.9%	Telecommunications	2.9%	Pharmaceuticals
2.9%	Hospitals	2.6%	Healthcare providers (non-hospital)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II   OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal Proceedings” on page 27 of our 2011 Form 10-K.

Pre-Closing Date Morgan Keegan matters (all of which are subject to indemnification by Regions)

In July 2006, MK & Co. and a former MK & Co. analyst were named as defendants in a lawsuit filed by a Canadian insurance and financial services company, Fairfax Financial Holdings, and its American subsidiary (“Fairfax”) in the Circuit Court of Morris County, New Jersey. Plaintiffs made claims under a civil Racketeer Influenced and Corrupt Organizations (“RICO”) statute, for commercial disparagement, tortious interference with contractual relationships, tortious interference with prospective economic advantage and common law conspiracy. Plaintiffs allege that defendants engaged in a multi-year conspiracy to publish and disseminate false and defamatory information about plaintiffs to improperly drive down plaintiff stock price, so that others could profit from short positions. Plaintiffs allege that defendants' actions damaged their reputations and harmed their business relationships. Plaintiffs allege a number of categories of damages they sustained, including lost insurance business, lost financings and increased financing costs, increased audit fees and directors and officers insurance premiums and lost acquisitions, and have requested monetary damages. These claims were never considered to be meritorious, but some of the claims survived an extended motion practice and discovery process. On May 11, 2012, the trial court ruled that New York law applied to plaintiff's RICO claims, therefore the claims are not subject to treble damages. On June 27, 2012, the trial court dismissed plaintiffs' tortious interference with prospective relations claim, but allowed other claims to go forward. Both the May 11 and June 27 orders are currently being re-heard. A jury trial is currently set to begin on September 10, 2012.

Certain of the Morgan Keegan entities, along with Regions, have been named in class-action lawsuits filed in federal and state courts on behalf of investors who purchased shares of certain mutual funds in the Regions Morgan Keegan Fund complex (the “Region Funds”) and shareholders of Regions. The Regions Funds were formerly managed by Morgan Asset Management, an entity which was at one time a subsidiary of one of the Morgan Keegan affiliates, but an entity which was not part of our Morgan Keegan acquisition (“MAM”). The complaints contain various allegations, including claims that the Regions Funds and the defendants misrepresented or failed to disclose material facts relating to the activities of the Funds. No class has been certified. Certain of the shareholders in the Funds and other interested parties have entered into arbitration proceedings and individual civil claims, in lieu of participating in the class action lawsuits.

In March 2009, Morgan Keegan received a Wells Notice from the SEC's Atlanta Regional Office related to ARS indicating that the SEC staff intended to recommend that the SEC take civil action against the firm. On July 21, 2009, the SEC filed a complaint in the United States District Court for the Northern District of Georgia (the “Court”) against Morgan Keegan alleging violations of the federal securities laws in connection with ARS that Morgan Keegan underwrote, marketed and sold. On June 28, 2011, the Court granted Morgan Keegan's Motion for Summary Judgment, dismissing the case brought by the SEC. On May 2, 2012, the United States Court of Appeals for the Eleventh Circuit reversed the Court's decision and remanded the case, which is pending. Beginning in February 2009, Morgan Keegan commenced a voluntary program to repurchase ARS that it underwrote and sold to Morgan Keegan customers, and extended that repurchase program on October 1, 2009, to include certain ARS that were sold by Morgan Keegan to its customers but were underwritten by other firms. On July 21, 2009, the Alabama Securities Commission issued a “Show Cause” order to Morgan Keegan arising out of the ARS matter that is the subject of the SEC complaint described above. The order requires Morgan Keegan to show cause why its registration as a broker-dealer should not be suspended or revoked in the State of Alabama and also why it should not be subject to disgorgement, repurchasing all ARS sold to Alabama residents and payment of costs and penalties.

Prior to the Closing Date, Morgan Keegan was involved in other litigation arising in the normal course of its business. On all such matters, RJF is subject to indemnification from Regions pursuant to the terms of the SPA.

Indemnification from Regions

As more fully described in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, the SPA provides that Regions will indemnify RJF for losses incurred in connection with any legal proceedings pending as of the closing date or commenced after the closing date related to pre-closing matters. All of the pre-Closing Date Morgan Keegan matters described above are subject to such indemnification provisions. See Note 14 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding Morgan Keegan's pre-Closing Date legal matter contingencies.

Index

Other matters unrelated to Morgan Keegan

We are a defendant or co-defendant in various lawsuits and arbitrations incidental to our securities business, matters which are unrelated to the pre-Closing Date activities of Morgan Keegan. We are contesting the allegations in these cases and believe that there are meritorious defenses in each of these lawsuits and arbitrations. In view of the number and diversity of claims against us, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. In the opinion of management, based on current available information, review with outside legal counsel, and consideration of amounts provided for in the accompanying condensed consolidated financial statements with respect to these matters, ultimate resolution of these matters will not have a material adverse impact on our financial position or cumulative results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and upon the level of income for such period.

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

The acquisition of Morgan Keegan involves risks that could affect our business.

On April 2, 2012 we completed our purchase of all of the issued and outstanding shares of Morgan Keegan (refer to the discussion of this acquisition in Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

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

Under the SPA, Regions has ongoing obligations to indemnify RJF with respect to certain litigation. See Note 2 of the Notes to the Condensed Consolidated Financial Statements under “other items of significance” for further details. RJF is relying on Regions fulfilling its indemnification obligations under the SPA with respect to litigation, including the Fairfax case discussed in Item 1: Legal Proceedings in this Form 10-Q. In the event Regions does not do so, RJF could incur significant costs for defense, settlement and any adverse judgments.

Index

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on our purchases of our own stock, on a monthly basis, for the nine month period ended June 30, 2012:

	Number of shares purchased (1)	Average price per share
October 1, 2011 – October 31, 2011	394,080	$24.53
November 1, 2011 – November 30, 2011	245,521	29.00
December 1, 2011 – December 31, 2011	—	—
First quarter	639,601	$26.25

January 1, 2012 – January 31, 2012	61,025	$34.58
February 1, 2012 – February 29, 2012	—	—
March 1, 2012 – March 31, 2012	—	—
Second quarter	61,025	$34.58

April 1, 2012 – April 30, 2012	—	$—
May 1, 2012 – May 31, 2012	—	—
June 1, 2012 – June 30, 2012	—	—
Third quarter	—	$—
Year-to-date	700,626	$26.97

(1)
We purchase our own stock in conjunction with a number of activities, each of which are described below.  We do not have a formal stock repurchase plan. As of June 30, 2012, there is $41.3 million remaining on the current authorization of our Board of Directors for open market share repurchases.

From time to time, our Board of Directors has authorized specific dollar amounts for repurchases at the discretion of our Board’s Securities Repurchase Committee. The decision to repurchase securities is subject to cash availability and other factors. Historically we have considered such purchases when the price of our stock approaches 1.5 times book value.  During the nine months ended June 30, 2012, we purchased 394,080 of our shares in open market transactions for a total of $9.7 million, or an average price of approximately $24.53 per share.

Share purchases for the trust fund that was established and funded to acquire our common stock in the open market and used to settle restricted stock units granted as a retention vehicle for certain employees of our wholly owned Canadian subsidiary (see Note 16 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information on this trust fund) amounted to 245,521 shares for a total of $7.1 million, for the nine month period ended June 30, 2012.

We also repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the nine months ended June 30, 2012, there were 61,025 shares surrendered to us by employees as payment for option exercises or withholding taxes.

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

Index

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

None.

Index

Item 6. EXHIBITS

10.31
Acknowledgment, Waiver, and Amendment Agreement, dated as of May 16, 2012, among Raymond James Investments, LLC, RJ Securities, Inc., RJC Forensics, LLC, RJC Event Photos, LLC, Morgan Properties, LLC and Regions Bank, filed herewith (amending the Credit Agreement, dated as of April 2, 2012, among Raymond James Investments, LLC, RJ Securities, Inc., RJC Forensics, LLC, RJC Event Photos, LLC, Morgan Properties, LLC and Regions Bank (excluding certain exhibits and schedules), incorporated by reference to Exhibit 10.22 as filed with Form 8-K on April 3, 2012).

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

RAYMOND JAMES FINANCIAL, INC.
(Registrant)

Date: August 8, 2012	/s/ Paul C. Reilly
Paul C. Reilly
Chief Executive Officer

Date: August 8, 2012	/s/ Jeffrey P. Julien
Jeffrey P. Julien
Executive Vice President - Finance
Chief Financial Officer and Treasurer